Form 10-Q
period 1996-03-30
SANMINA CORP/DE
filed 1996-05-09
CIK 897723

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------
                                    FORM 10-Q

                                   (Mark One)

 /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the quarterly period ended March 30, 1996

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
           For the transition period from ____________ to ___________

                         Commission File Number: 0-21272

                               SANMINA CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                     77-0228183
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                    Identification Number)

      355 TRIMBLE ROAD, SAN JOSE, CA                             95131
 (Address of principal executive offices)                     (Zip Code)

                                  408/435-8444
              (Registrant's telephone number, including area code)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

            Number of shares outstanding of the issuer's common stock, $0.01 par value, as of April 26, 1996: 16,745,542.

                               SANMINA CORPORATION


                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.           Interim Financial Statements


                  Condensed Consolidated Statements of Operations                             3

                  Condensed Consolidated Balance Sheets                                       4

                  Condensed Consolidated Statements of Cash Flows                             5

                  Notes to Interim Condensed Consolidated Financial Statements            6 - 7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                          8 - 10



PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings                                                          11

Item 4.           Submission of Matters to a Vote of Security Holders                        12

Item 6.           Exhibits and Reports on Form 8-K                                      13 - 15

                  Signatures                                                                 16

                              SANMINA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      IN THOUSANDS, EXCEPT PER SHARE DATA
                                  (UNAUDITED)

                                                      Three Months Ended               Six Months Ended
                                                   -------------------------        ------------------------
                                                   March 30,        April 1,        March 30,       April 1,
                                                     1996             1995            1996            1995
                                                   --------         --------        --------        --------
Net sales                                          $ 63,222         $ 39,345        $115,392        $ 74,092
Cost of sales                                        48,042           30,294          87,586          57,060
                                                   --------         --------        --------        --------

     Gross profit                                    15,180            9,051          27,806          17,032
                                                   --------         --------        --------        --------

Operating expenses
     Selling, general and administrative              3,991            2,832           7,376           5,437
     Amortization of goodwill                           501             --               720            --
                                                   --------         --------        --------        --------

     Total operating expenses                         4,492            2,832           8,096           5,437
                                                   --------         --------        --------        --------

Income from operations                               10,688            6,219          19,710          11,595

Interest income (expense), net                          (34)             242             117             415
                                                   --------         --------        --------        --------

Income before provision for income taxes             10,654            6,461          19,827          12,010

Provision for income taxes                            4,049            2,585           7,535           4,804
                                                   --------         --------        --------        --------

NET INCOME                                         $  6,605         $  3,876        $ 12,292        $  7,206
                                                   ========         ========        ========        ========

Earnings per share:
     Primary                                       $   0.38         $   0.23        $   0.71        $   0.44
     Fully Diluted                                 $   0.36         $   0.23        $   0.68        $   0.43

Shares used in computing per share amounts:
     Primary                                         17,455           16,660          17,343          16,564
     Fully Diluted                                   20,632           16,718          20,481          16,660


See accompanying notes                 3

                              SANMINA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS

                                                 March 30,       September 30,
                                                   1996              1995
                                                 ---------       -------------
ASSETS                                          (UNAUDITED)

Current assets:
           Cash and cash equivalents             $  55,795         $ 107,290
           Short-term investments                   49,607             6,817
           Accounts receivable, net                 31,000            23,847
           Inventories                              31,990            19,477
           Deferred income taxes                     4,400             4,400
           Prepaid expenses and other                  747               692
                                                 ---------         ---------

           Total current assets                    173,539           162,523

Property, plant and equipment, net                  29,082            18,799
Deposits and other, net                             11,616             6,784
                                                 ---------         ---------

                                                 $ 214,237         $ 188,106
                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
           Line of credit                        $   1,441         $    --
           Accounts payable                         29,837            21,921
           Accrued liabilities                       7,433             7,968
           Income taxes payable                      3,631             3,730
                                                 ---------         ---------

           Total current liabilities                42,342            33,619
                                                 ---------         ---------

Long-term liabilities:
           Convertible subordinated notes           86,250            86,250
           Other liabilities                           934             1,056
                                                 ---------         ---------

           Total long-term liabilities              87,184            87,306
                                                 ---------         ---------

Stockholders' equity:
           Common stock                                167                82
           Additional paid-in capital               58,440            53,217
           Unrealized loss on investments              (70)             --
           Retained earnings                        26,174            13,882
                                                 ---------         ---------

           Total stockholders' equity               84,711            67,181
                                                 ---------         ---------

                                                 $ 214,237         $ 188,106
                                                 =========         =========

See accompanying notes                 4

                              SANMINA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  in thousands
                                  (unaudited)

                                                                                             Six Months Ended
                                                                                        ---------------------------
                                                                                        March 30,          April 1,
                                                                                          1996              1995
                                                                                        ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income                                                                   $  12,292         $   7,206
           Adjustments to reconcile net income
            to cash provided by operating activities:
               Depreciation and amortization                                                3,656             2,003
               Loss on disposal of assets                                                      24              --
               Changes in operating assets and liabilities, net of acquisitions:
                   Accounts receivable                                                     (3,351)           (1,385)
                   Inventories                                                             (8,835)           (3,053)
                   Prepaid expenses, deposits and other                                       245               (39)
                   Accounts payable and accrued liabilities                                 4,251             2,037
                   Income tax accounts                                                        (98)              955
                   Other long-term liabilities                                               (122)             --
                                                                                        ---------         ---------
                                 Cash provided by operating activities                      8,062             7,724
                                                                                        ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from maturities (purchases) of short-term investments                 (42,860)            2,805
           Purchases of property and equipment                                            (12,572)           (1,165)
           Purchase of certain assets of  Comptronix San Jose division,
                  net of liabilities assumed                                                 --              (6,241)
           Purchase of Golden Eagle Systems, Inc. net of cash acquired                     (5,287)
           Proceeds from sale of equipment and leasehold improvements                        --                 565
                                                                                        ---------         ---------
                                 Cash used for investing activities                       (60,719)           (4,036)
                                                                                        ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Payment on line of credit                                                         (146)             --
           Proceeds from sale of common stock                                               1,308             1,040
                                                                                        ---------         ---------
                                 Cash provided by  financing activities                     1,162             1,040
                                                                                        ---------         ---------
Increase (decrease) in cash and cash equivalents                                          (51,495)            4,728
Cash and cash equivalents at beginning of period                                          107,290            14,680
                                                                                        ---------         ---------
Cash and cash equivalents at end of period                                              $  55,795         $  19,408
                                                                                        ---------         ---------





See accompanying notes                 5

                               SANMINA CORPORATION

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

            The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation.

            The results of operations for the three or six months ended March 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 1996.

            These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1995 included in the Company's Annual Report to Shareholders.

Note 2 - Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary in Texas (see Note 6). All intercompany accounts and transactions have been eliminated.

Note 3 - Inventories

            The components of inventories are as follows (in thousands):

                                     March 30,                         September 30,
                                       1996                                1995
                                       ----                                ----
            Raw materials          $  14,627                            $  7,692
            Work-in-process           11,804                               8,206
            Finished goods             5,559                               3,579
                                    --------                            --------
                                    $ 31,990                            $ 19,477
                                    ========                            ========

Note 4 - Earnings per Share

            Primary earnings per share is computed using the weighted average number of shares of common and dilutive common stock equivalent shares from stock options (using the treasury stock method). Fully diluted earnings per share includes the dilutive effect from the assumed conversion of the Company's outstanding convertible subordinated notes.

Note 5 - Stock Split

            In March 1996, the Company effected a two-for-one stock split payable in the form of a dividend. Accordingly, all share and per share data have been adjusted to retroactively reflect the stock split.

Note 6 - Acquisition

            On January 2, 1996, the Company acquired all of the outstanding stock of Golden Eagle Systems, Inc. ("GES"), a manufacturer of custom electronic wire harnesses and cable assemblies, located in Carrollton, Texas. The total purchase price of the acquisition was approximately $10.1 million (including costs associated with the transaction), which included a cash payment of $6.1 million and the issuance of 153,290 shares (post-split) of the Company's common stock. The Company may also be required to pay management bonuses of up to $4 million, based upon the earnings of GES during the two-year period of January 1, 1996 through December 31, 1997. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the results of operations of GES since January 2, 1996 have been included in the accompanying condensed consolidated statements of operations. The excess of purchase price over the estimated fair value of the net assets of approximately $5.7 million has been recorded as goodwill to be amortized on a straight line basis over five years. Goodwill is included in deposits and other in the accompanying balance sheets. Comparative pro forma information has not been presented as the results of operations for GES are not material to the Company's financial statements.

                               SANMINA CORPORATION

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

            Sanmina Corporation ("Sanmina" or "the Company") was incorporated in Delaware in 1989 and is a leading independent provider of a full spectrum of customized integrated electronics manufacturing services to a diversified base of leading original equipment manufacturers ("OEMs") in the electronics industry. Services include the manufacture of complex printed circuit board assemblies using surface mount ("SMT") and pin-through hole ("PTH") interconnection technologies, the manufacture of custom-designed backplane assemblies and subassemblies, the manufacture of complex, multi-layered printed circuit boards, and the testing and the assembly of electronic sub-systems and systems. In addition to assembly, turnkey manufacturing management also involves procurement and materials management, as well as consultation on board design and manufacturability.

            The Company declared a two-for-one stock split payable in the form of a stock dividend to stockholders of record on February 12, 1996. The stock dividend was paid to holders on March 11, 1996.

            Sanmina's operating results are affected by a number of factors, including the mix of orders, the volume of orders as it relates to the Company's capacity, efficiencies achieved by the Company in managing operations, the timing of orders from major customers and price competition. Historically, the Company's business consisted primarily of printed circuit board fabrication and, to a lesser extent, backplane assemblies. In recognition of the higher level of manufacturing services increasingly required by OEMs in the electronics industry, in 1991 the Company began to transition its business from being primarily a supplier of printed circuit boards, to manufacturing more complex, higher value-added backplane assemblies and subassemblies. With the addition of SMT and PTH assembly and system assembly services in fiscal 1994, the Company further strengthened its assembly services and continued to increase its total value-added assembly revenue.

            In fiscal 1995, the Company continued to strengthen its assembly services with the acquisition of a state-of-the-art SMT and PTH electronics manufacturing services facility in San Jose, California and the acquisition of Assembly Solutions, Inc. ("ASI"), a regional electronic manufacturing services company located in Manchester, New Hampshire. These acquisitions provided the Company with the capability to offer turnkey electronic manufacturing services on the West Coast, in Texas and on the East Coast.

            In January 1996, Sanmina completed the acquisition of Golden Eagle Systems, Inc. ("GES"). As a manufacturer of custom designed electronic wire harnesses and cable assemblies, GES further strengthens Sanmina's service offering by allowing the Company to provide a greater portion of the value of the subsystems and systems the Company manufactures for its customers.

            The Company believes that its future sales growth will depend upon increased demand from existing customers for their current and future generations of products, further geographic expansion of Sanmina's operations to accommodate customer manufacturing requirements and successful marketing to new customers. The Company has no firm long-term volume commitments from its customers and over the last few years has experienced reduced lead-time in customer orders. In addition, customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced orders with new business cannot be assured. There can be no assurance that any of the Company's current customers will continue to use the Company's manufacturing services. The loss of one or more of the Company's principal customers, or reductions in sales to any of such customers, could have an adverse impact on the Company's results of operations.

            The electronics industry is subject to rapid technological change, product obsolescence and price competition and is also affected by changes in general economic conditions. The factors affecting the electronics industry in general, or the industry sectors or major customers served by the Company in particular, could have a material adverse effect on the Company's results of operations.

            This report contains forward-looking statements within the meaning of Section 72A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's future results from operations could vary significantly as a result of the factors described herein.

RESULTS OF OPERATIONS

            The following table sets forth, for the three and six months ended March 30, 1996 and April 1, 1995, certain items as a percentage of net sales. The table and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto which appear elsewhere in this report.

                                              Three Months Ended           Six Months Ended
                                            3/30/96        4/01/95       3/30/96       4/01/95
                                            -------        -------       -------       -------
Net sales                                    100.0%         100.0%        100.0%        100.0%
Cost of sales                                 76.0           77.0          75.9          77.0
     Gross profit                             24.0           23.0          24.1          23.0
Selling, general and administrative            6.3            7.2           6.4           7.4
Amortization                                    .8             --            .6            --
     Operating income                         16.9           15.8          17.1          15.6
Interest income (expense)                      (.1)            .6            .1            .6
     Income before income taxes               16.8           16.4          17.2          16.2
Provision for income taxes                     6.4            6.5           6.5           6.5
Net income                                    10.4            9.9          10.7           9.7

            Sales for the second quarter ended March 30, 1996 increased by 61% to $63.2 million from $39.3 million in the corresponding quarter of the prior year. Sales for the six months ended March 30, 1996 increased by 56% to $115.4 million from $74.1 million in the same period of the prior year. This increase in net sales is due primarily to increased orders from existing customers, the addition of new customers and growth in the Company's assembly business. The overall increase in net sales reflects the continuing trend toward outsourcing within the electronics industry. Contributing to the increase in sales for the second quarter were revenues obtained as a result of the GES acquisition. For the second quarter of fiscal 1996, and the six months ended March 30, 1996, approximately 91% and 90%, respectively, of the Company's net sales represented electronic assembly business revenue with the remaining portion representing printed circuit board fabrication revenue.

            Gross margin increased from 23.0% in the second quarter of fiscal 1995 to 24.0% in the second quarter of the current year. Gross margin increased from 23.0% for the first six months of fiscal 1995 to 24.1% for the first six months of the current year. The increase in gross margin for the second quarter and the first six months of 1996 is a result of better absorption of fixed costs due to higher sales and normal changes in the mix of products shipped to certain customers as well as normal changes in customer mix. The Company expects gross margins to fluctuate based on product mix and customer mix.

            In absolute dollars, operating expenses increased from $2.8 million in the second quarter of 1995 to $4.5 million in the second quarter of fiscal 1996. However, as a percentage of sales, operating expenses decreased from 7.2% in the second quarter of 1995, to 7.1% in the second quarter of the current year. For the six months, operating expenses in absolute dollars increased from $5.4 million in fiscal 1995 to $8.1 million in fiscal 1996 and operating expenses as a percentage of sales decreased from 7.4% for the first six months of fiscal 1995 to 7.0% for the first six months of fiscal 1996. The majority of the dollar increase in operating expenses was in selling, general and administrative expenses. This increase was primarily the result of increased expenditures to support higher sales volume. Additionally contributing to the increase in operating expenses for fiscal year 1996 is the amortization of goodwill incurred in the ASI and GES acquisitions. The Company had no amortization expense in the same periods of the prior year. The Company anticipates that operating expenses will increase in absolute dollars during the next few quarters due to projected additions to the sales force and other administrative expenditures to support higher sales volume. However, operating expenses as a percentage of sales are anticipated to remain constant or decrease depending upon sales volume.

            For the second quarter of fiscal 1996 the Company reported net interest expense of $34,000 compared to net interest income of $242,000 for the corresponding quarter of last year. For the six months of fiscal 1996, interest income decreased to $117,000 from $415,000 for the same period in the prior year. The decrease in net interest income during the current quarter and for the six month period was a result of interest expense on the $86.3 million of convertible subordinated notes issued by the Company in August 1995, and lower interest rates on investments in fiscal 1996 compared to the same period last year.

            The Company's effective tax rates for the second quarter and first six months of fiscal 1996 decreased to 38% from 40% for the corresponding periods of the prior year. This decrease primarily reflects the increase in tax benefits on foreign sales and use of available tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from operations for the six months ending March 30, 1996 was $8.1 million. In January 1996, the Company completed the acquisition of GES, for which it paid approximately $5.3 million in cash (net of cash acquired) and the issuance of 153,290 shares of the Company's common stock. Additionally, the Company purchased $12.6 million in equipment and leasehold improvements in the first six months of fiscal year 1996. Working capital increased to $131.2 million as of March 30, 1996, compared to $128.9 million at September 30, 1995.

         The Company previously had a revolving credit facility of $12 million. The Company did not draw on this facility within the last two fiscal years and has allowed the facility to expire in April 1996.

            The Company anticipates that its working capital requirements will increase in order to support the anticipated higher volume of business. The Company expects to make additional capital expenditures relating to facility and equipment enhancements in existing facilities. The Company has and will continue to evaluate potential acquisition opportunities. The Company's future needs for financial resources include increases in working capital to support anticipated sales growth and investment in manufacturing and assembly facilities and equipment. The Company currently has no pending agreements, commitments or understandings regarding any specific acquisition.

            The Company believes that existing cash resources and cash generated from operations will be sufficient to satisfy its working capital requirements through at least the end of the current fiscal year.

                               SANMINA CORPORATION


PART II.                OTHER INFORMATION

            Item 1:     Legal Proceedings

                        In 1994, the Company was served with a complaint filed in California State Court by KLA Instruments, Inc. ("KLA") against the Company and Anthem Electronics ("Anthem"). KLA's complaint alleged various claims, including breach of contract and breach of express warranty, against Anthem and the Company. The claims arose under an agreement between KLA and Anthem in which Anthem manufactured a component assembly for KLA. The Company, while not a party to the Anthem-KLA agreement, manufactured circuit boards used in the assemblies.

                        In March 1996, a settlement of this matter was reached among KLA, Anthem and Sanmina. Sanmina's contribution to the settlement consisted of certain cash payments to KLA as well as an agreement to provide certain future discounts on contract manufacturing services to Anthem. The settlement did not have a material adverse impact in the Company's business, financial condition or results of operations.

   Item 4:             Submission of Matters to a Vote of Security Holders

                       On January 31, 1996, the Company held its 1996 annual meeting of stockholders. The matters voted upon at the meeting and the vote with respect to each such matter are set forth below:

            1. Election of Jure Sola, John Bolger, Neil Bonke, Fredric Harman and Bernard Vonderschmitt as directors of the
                       Company:

                       Nominee                      For                         Withheld
                       Jure Sola                   6,889,309                     16,419
                       John Bolger                 6,889,309                     16,419
                       Neil Bonke                  6,889,309                     16,419
                       Fredric Harman              6,889,309                     16,419
                       Bernard Vonderschmitt       6,889,309                     16,419

            2. Approval of an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock:

                       For:     5,060,028          Against:     1,818,922       Abstain:     10,123

            3.         Adoption of the 1995 Director Option Plan:

                       For:     6,155,370          Against:       731,779       Abstain:     14,579

            4. Approval of an amendment to the Company's 1993 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder:

                       For:     5,303,967          Against:     1,582,859       Abstain:     14,902

            5. Ratification of the appointment of Arthur Andersen LLP as the independent public accountants of the Company for the fiscal year ending September 30, 1996:

                       For:     6,901,151          Against:        1,135        Abstain:     3,442

   Item 6:             Exhibits and Reports on Form 8-K

                        a)          Exhibits

                                Exhibit
                                 Number                                 Description
                                 ------                                 -----------
                                 3.2(1)        Restated Certificate of Incorporation of Registrant.
                                 3.3(1)        Bylaws of Registrant, as amended.
                                 4.1(1)        Stockholder Agreement dated as of July 13, 1989.
                                 4.2(1)        Specimen Stock Certificate.
                                10.4(1)        Form of Indemnification Agreement.
                                  10.2(1a)     Amended 1990 Incentive Stock Plan.
                                10.3(1)        1993 Employee Stock Purchase Plan.
                               10.4(a)(1)      Transfer Agreement dated as of May 12, 1989 between Sanmina Holdings Inc. and
                                               Milan Mandaric.
                               10.4(b)(1)      Transfer Agreement dated as of May 12, 1989 between Sanmina Holdings Inc. and
                                               Jure Sola.
                               10.4(c)(1)      Transfer Agreement dated as of May 12, 1989 between Sanmina Holdings Inc. and
                                               Richard L. LaPonzina.
                                10.5(1)        Acquisition Agreement dated as of May 12, 1989 among Sanmina Holdings Inc. Sanmina
                                               Acquisitions Corp., Sanmina Corporation and Management Stockholders.
                               10.6(a)(1)      Services Agreement dated as of July 13, 1989 between Sanmina Corporation and Milan
                                               Mandaric.
                               10.6(b)(1)      Services Agreement dated as of July 13, 1989 between Sanmina Corporation and
                                               Jure Sola
                               10.9(g)(1)      Security Agreement dated as of July 19, 1989 among Sanmina Holdings Inc., Sanmina
                                               Corporation and Chemical Bank.
                               10.9(h)(1)      Interest Rate Swap Agreement dated as of August 16, 1989 between Chemical Bank and
                                               Sanmina Corporation.
                               10.9(k)(2)      Amended and Restated Credit Agreement dated as of August 18, 1993 among Sanmina
                                               Corporation, Chemical Bank and other lenders.
                               10.9(1)(2)      Revolving Credit Note, $12,000,000.00, Chemical Bank.
                                10.10(1)       Lease for premises at 2109 O'Toole Avenue, Suites A-E, San Jose, California
                                               (Portion of Plant I)
                                10.11(1)       Lease for premises at 2101 O'Toole Avenue, San Jose, California (Portion of
                                               Plant I).
                                10.12(1)       Lease for premises at 2539 Scott Boulevard, Santa Clara, California (Plant III).
                                10.14(1)       Lease for premises at 2060-2068 Bering Drive, San Jose, California (Plant II).
                                10.15(1)       Lease for premises at 4220 Business Center Drive, Fremont, California (Plant V).
                                10.16(1)       Lease for premises at McCarthy  Boulevard, Milpitas, California (Plant VI).
                                10.17(1)       Lease for premises at 2121 O'Toole Avenue, San Jose, California (Corporate
                                               Headquarters).
                              10.18(a)(1)      Escrow Agreement among Registrant, Milan Mandaric, Jure Sola and Sanwa Bank as
                                               Escrow Agent.
                                10.19(2)       Lease for premises at 1250 American Parkway, Richardson, Texas (Plant VII).
                                10.20(2)       Lease for premises at 6453 Kaiser Drive, Fremont California (Plant VIII).
                                10.21(3)       Asset Purchase Agreement dated September 28, 1994 between Registrant and Comptronix
                                               Corporation.
                                10.22(4)       Lease for premises at 355 Trimble Road, San Jose, California.
                                10.23(5)       Stock Purchase Agreement dated May 31, 1995 between
                                               Registrant, Assembly Solutions, Inc., and the
                                               principal stockholders of Assembly Solutions, Inc.
                                10.24(6)       Indenture(dated August 15, 1995 between Registrant and Norwest Bank Minnesota, N.A.
                                               as Trustee.
                                10.25          Agreement and Plan of Reorganization among Registrant, Golden Eagle Systems, Inc.
                                               and Sanmina Acquisition Subsidiary, Inc.

                       b)     Reports on Form 8-K

                              None

(1) Incorporated by reference to the like-numbered exhibits previously filed with Registrant's Registration Statement on Form S-1, No. 33-70700 filed with the Securities and Exchange Commission on February 19, 1993.

(1a) Incorporated by reference to the like-numbered exhibit previously filed with Registrant's Report on Form 10-Q for the period ended December 31, 1994.

(2) Incorporated by reference to the like-numbered exhibits previously filed with Registrant's Registration Statement on Form S-1, No. 33-70700 filed with the Securities and Exchange Commission on October 22, 1993.

(3) Incorporated by reference to exhibit no. 2 previously filed with Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 1994.

(4) Incorporated by reference to the like-numbered exhibit previously filed with Registrant's Report on Form 10-K filed with Securities and Exchange Commission on December 29, 1994.

(5) Incorporated by reference to the like-numbered exhibit previously filed with Registrant's Report on Form 10-Q filed with the SEC on July 31, 1995.

(6) Incorporated by reference to the like-numbered exhibit previously filed with Registrant's Report on Form 10-K on December 29, 1995.

                               SANMINA CORPORATION


                                   SIGNATURES


Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Sanmina Corporation
                                                (Registrant)


Date:   May 8, 1996



By:  _____________________________        By:   _____________________________
      Randy Furr                                Rick Neely
      President and                             Vice President and
      Chief Operating Officer                   Chief Financial Officer