Form 10-Q
period 1996-07-29
SANMINA CORP/DE
filed 1996-08-07
CIK 897723

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------
                                    FORM 10-Q

                                   (Mark One)

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 29, 1996

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

           For the transition period from ____________ to ___________

                         Commission File Number: 0-21272

                               Sanmina Corporation
             (Exact name of registrant as specified in its charter)


                DELAWARE                                        77-0228183
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

   355 EAST TRIMBLE ROAD, SAN JOSE, CA                             95131
(Address of principal executive offices)                        (Zip Code)

                                  408/435-8444
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Number of shares outstanding of the issuer's common stock, $0.01 par value, as of July 26, 1996: 16,787,683.

                               SANMINA CORPORATION


                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.     Interim Financial Statements


            Condensed Consolidated Statements of Operations                    3

            Condensed Consolidated Balance Sheets                              4

            Condensed Consolidated Statements of Cash Flows                    5

            Notes to Interim Condensed Consolidated Financial Statements  6 -  7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 8 - 10




PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                                 11

Item 6.     Exhibits and Reports on Form 8-K                             12 - 14

            Signatures                                                        15

                               SANMINA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       IN THOUSANDS, EXCEPT PER SHARE DATA
                                   (UNAUDITED)

                                                  Three Months Ended         Nine Months Ended
                                                ----------------------     ---------------------

                                                June 29,       July 1,     June 29,     July 1,
                                                  1996          1995         1996         1995
                                                ----------------------     ---------------------
Net sales                                       $ 71,182      $ 44,589     $186,574     $118,681
Cost of sales                                     54,158        34,298      141,744       91,358
                                                ----------------------     ---------------------

  Gross profit                                    17,024        10,291       44,830       27,323
                                                ----------------------     ---------------------

Operating expenses
  Selling, general and administrative              4,462         3,090       11,838        8,527
  Amortization of goodwill                           501            49        1,221           49
                                                ----------------------     ---------------------

  Total operating expenses                         4,963         3,139       13,059        8,576
                                                ----------------------     ---------------------

Income from operations                            12,061         7,152       31,771       18,747

Interest income (expense), net                       (46)          304           71          719
                                                ----------------------     ---------------------

Income before provision for income taxes          12,015         7,456       31,842       19,466

Provision for income taxes                         4,563         2,908       12,098        7,712
                                                ----------------------     ---------------------

NET INCOME                                      $  7,452      $  4,548     $ 19,744     $ 11,754
                                                ======================     =====================


Earnings per share:
  Primary                                       $   0.42      $   0.27     $   1.13     $   0.70
  Fully Diluted                                 $   0.40      $   0.27     $   1.07     $   0.70

Shares used in computing per share amounts:
  Primary                                         17,730        16,906       17,472       16,710
  Fully Diluted                                   20,790        16,949       20,584       16,756


See accompanying notes                 3

                               SANMINA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS


                                             June 29,   September 30,
                                              1996           1995
                                           -----------  -------------
ASSETS                                     (UNAUDITED)
Current assets:
        Cash and cash equivalents          $  37,617      $ 107,290
        Short-term investments                71,157          6,817
        Accounts receivable, net              32,222         23,847
        Inventories                           34,888         19,477
        Deferred income taxes                  4,400          4,400
        Prepaid expenses and other               598            692
                                           ---------      ---------

        Total current assets                 180,882        162,523

Property, plant and equipment, net            33,098         18,799
Deposits and other                            11,052          6,784
                                           ---------      ---------

                                           $ 225,032      $ 188,106
                                           =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                   $  27,501      $  21,921
        Accrued liabilities                   13,469          7,968
        Income taxes payable                   4,536          3,730
                                           ---------      ---------

        Total current liabilities             45,506         33,619
                                           ---------      ---------

Long-term liabilities:
        Convertible subordinated notes        86,250         86,250
        Other liabilities                        598          1,056
                                           ---------      ---------

        Total long-term liabilities           86,848         87,306
                                           ---------      ---------

Stockholders' equity:
        Common stock                             168             82
        Additional paid-in capital            58,914         53,217
        Unrealized loss on investments           (30)          --
        Retained earnings                     33,626         13,882
                                           ---------      ---------

        Total stockholders' equity            92,678         67,181
                                           ---------      ---------

                                           $ 225,032      $ 188,106
                                           =========      =========


See accompanying notes                 4

                               SANMINA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                                             Nine Months Ended
                                                                          ------------------------
                                                                          June 29,        July 1,
                                                                             1996          1995
                                                                          ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                        $  19,744      $  11,754
        Adjustments to reconcile net income
         to cash provided by operating activities:
            Depreciation and amortization                                     5,778          3,063
            Loss on disposal of assets                                           25           --
            Changes in operating assets and liabilities, net of
              acquisitions:
                Accounts receivable                                          (4,572)        (1,778)
                Inventories                                                 (11,734)        (1,735)
                Prepaid expenses, deposits and other                            458            181
                Accounts payable and accrued liabilities                      4,894          6,027
                Income tax accounts                                           3,715          1,293
                                                                          ---------      ---------
                        Cash provided by operating activities                18,308         18,805
                                                                          ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from maturities (purchases) of short-term investments       (64,370)         4,371
       Purchases of property and equipment                                  (18,211)        (5,354)
       Purchase of certain assets of  Comptronix San Jose division,
              net of liabilities assumed                                       --           (6,241)
       Purchase of Assembly Solutions, Inc. net of cash acquired               --           (2,820)
       Purchase of Golden Eagle Systems, Inc. net of cash acquired           (5,287)          --
       Proceeds from sale of equipment and leasehold improvements              --              565
                                                                          ---------      ---------
                        Cash used for investing activities                  (87,868)        (9,479)
                                                                          ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Payment on line of credit                                             (1,529)          --
       Repayment of long-term obligations                                      (367)        (2,328)
       Proceeds from sale of common stock                                     1,783          1,174
                                                                          ---------      ---------
                        Cash used for financing activities                     (113)        (1,154)
                                                                          ---------      ---------
Increase (decrease) in cash and cash equivalents                            (69,673)         8,172
Cash and cash equivalents at beginning of period                            107,290         14,680
                                                                          ---------      ---------
Cash and cash equivalents at end of period                                $  37,617      $  22,852
                                                                          =========      =========

See accompanying notes                 5

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

         The results of operations for the three or nine months ended June 29, 1996 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 1996.

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

Note 3 - Inventories

         The components of inventories are as follows (in thousands):

                                                June 29,      September 30,
                                                  1996            1995
                                                  ----            ----

         Raw materials                          $15,111         $ 7,692
         Work-in-process                         11,416           8,206
         Finished goods                           8,361           3,579
                                                -------         -------
                                                $34,888         $19,477
                                                =======         =======

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

Note 6 - Acquisition

         On January 2, 1996, the Company acquired all of the outstanding stock of Golden Eagle Systems, Inc. ("GES"), a manufacturer of custom electronic wire harnesses and cable assemblies, located in Carrollton, Texas. The total purchase price of the acquisition was approximately $10.1 million (including costs associated with the transaction), which included a cash payment of $6.1 million and the issuance of

153,290 shares (post-split) of the Company's common stock. The Company may also be required to pay management bonuses of up to $4 million, based upon the earnings of GES during the two-year period of January 1, 1996 through December 31, 1997. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the results of operations of GES since January 2, 1996 have been included in the accompanying condensed consolidated statements of operations. The excess of purchase price over the estimated fair value of the net acquired assets of approximately $5.7 million has been recorded as goodwill to be amortized on a straight line basis over five years. Goodwill is included in deposits and other in the accompanying balance sheets. Comparative pro forma information has not been presented as the results of operations for GES are not material to the Company's financial statements.

Note 7 - 1996 Supplemental Stock Plan

         In March 1996, the Company's board of directors approved a 1996 Supplemental Stock Option Plan (the "Supplemental Plan") and reserved 250,000 shares for issuance there under. The Supplemental Plan permits only the grant of nonstatutory options and provides that options must have an exercise price at least equal to the fair market value of the Company's Common Stock on the date of grant. Options under the Supplemental Plan may be granted to employees and consultants, except that executive officers and directors may not be granted options under the Supplemental Plan.

                               SANMINA CORPORATION


Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         Sanmina Corporation ("Sanmina" or "the Company") was incorporated in Delaware in 1989 and is a leading independent provider of a full spectrum of customized integrated electronics manufacturing services to a diversified base of leading original equipment manufacturers ("OEMs") in the electronics industry. Services include the manufacture of complex printed circuit board assemblies using surface mount ("SMT") and pin-through hole ("PTH") interconnection technologies, the manufacture of custom-designed backplane assemblies and subassemblies, the manufacture of complex, multi-layered printed circuit boards, the manufacture of custom cable and wire harness assemblies, and the testing and the assembly of electronic sub-systems and systems. The Company provides additional turnkey manufacturing services that include procurement and materials management, as well as consultation on board design and manufacturing.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the three and nine months ended June 29, 1996 and July 1, 1995, certain items as a percentage of net sales. The table and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto which appear elsewhere in this report.

                                        Three Months Ended       Nine Months Ended

                                        6/29/96     7/01/95     6/29/96     7/01/95
                                        -------     -------     -------     -------

Net sales                                100.0%      100.0%      100.0%      100.0%
Cost of sales                             76.1        76.9        76.0        77.0
  Gross profit                            23.9        23.1        24.0        23.0
Selling, general and administrative        6.3         7.0         6.3         7.2
Amortization                                .7          .1          .7         --
  Operating income                        16.9        16.0        17.0        15.8
Interest income                            --           .7          .1          .6
  Income before income taxes              16.9        16.7        17.1        16.4
Provision for income taxes                 6.4         6.5         6.5         6.5
Net income                                10.5        10.2        10.6         9.9

         Sales for the third quarter ended June 29, 1996 increased by 60% to $71.2 million from $44.6 million in the corresponding quarter of the prior year. Sales for the nine months ended June 29, 1996 increased by 57% to $186.6 million from $118.7 million in the same period of the prior year. This increase in net sales is due primarily to increased orders from existing customers, the addition of new customers and growth in the Company's assembly business. The overall increase in net sales reflects the continuing trend toward outsourcing within the electronics industry. Contributing to the increase in sales were revenues obtained as a result of the GES acquisition in January 1996. For the third quarter of fiscal 1996, and the nine months ended June 29, 1996, approximately 92% and 91%, respectively, of the Company's net sales represented electronic assembly business revenue with the remaining portion representing printed circuit board fabrication revenue.

         Gross margin increased from 23.1% in the third quarter of fiscal 1995 to 23.9% in the third quarter of the current year. Gross margin increased from 23.0% for the first nine months of fiscal 1995 to 24.0% for the first nine months of the current year. The increase in gross margin for the third quarter and the first nine months of 1996 is a result of better absorption of fixed costs due to higher sales and normal changes in product and customer mix. The Company expects gross margins to continue to fluctuate based on product mix and customer mix.

         In absolute dollars, operating expenses increased from $3.1 million in the third quarter of 1995 to $5.0 million in the third quarter of fiscal 1996. However, as a percentage of sales, operating expenses decreased from 7.1% in the third quarter of 1995, to 7.0% in the third quarter of the current year. For the nine months, operating expenses in absolute dollars increased from $8.6 million in fiscal 1995 to $13.1 million in fiscal 1996 and operating expenses as a percentage of sales decreased from 7.2% for the first nine months of fiscal 1995 to 7.0% for the first nine months of fiscal 1996. The majority of the dollar increase in operating expenses was in selling, general and administrative expenses. This increase was primarily the result of increased expenditures to support higher sales volume. Contributing to the increase in operating expenses for fiscal year 1996 is the amortization of goodwill incurred in the ASI and GES acquisitions. The Company incurred $49,000 in amortization expense for the third quarter and the first nine months of the prior year, compared with $501,000 for the third quarter and $1.2 million for the first nine months of fiscal 1996. The Company anticipates that operating expenses will increase in absolute dollars during the next few quarters due to projected additions to the sales force and other administrative expenditures to support higher sales volume. However, operating expenses as a percentage of sales are anticipated to remain constant or decrease depending upon sales volume.

         For the third quarter of fiscal 1996 the Company reported net interest expense of $46,000 compared to net interest income of $304,000 for the corresponding quarter of last year. For the nine months of fiscal 1996, interest income decreased to $71,000 from $719,000 for the same period in the prior year. The decrease in net interest income during the current quarter and for the nine month period was a result of interest expense on the $86.3 million of convertible subordinated notes issued by the Company in August 1995, and lower interest rates on investments in fiscal 1996 compared to the same period last year.

         The Company's effective tax rates for the third quarter and first nine months of fiscal 1996 decreased to 38% from 40% for the corresponding periods of the prior year. This decrease primarily reflects an increase in tax benefits resulting from certain foreign sales and use of available tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from operations for the nine months ending June 29, 1996 was $18.3 million. In January 1996, the Company completed the acquisition of GES, for which it paid approximately $5.3 million in cash (net of cash acquired) and issued 153,290 shares of the Company's common stock. Additionally, the Company purchased $18.2 million in equipment and leasehold improvements in the first nine months of fiscal year 1996. Working capital increased to $135.4 million as of June 29, 1996, compared to $128.9 million at September 30, 1995.

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

                               SANMINA CORPORATION


PART II. OTHER INFORMATION

      Item 1: Legal Proceedings

              The Company is not currently a party to any material pending legal proceedings.

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

   10.24(6) Indenture dated August 15, 1995 between Registrant and Norwest Bank Minnesota, N.A. as Trustee.

   10.25(7) Agreement and Plan of Reorganization among Registrant, Golden Eagle Systems, Inc. and Sanmina Acquisition Subsidiary, Inc.

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

(7) Incorporated by reference to the like-numbered exhibit previously filed with Registrant's Report on Form 10-Q filed with the SEC on May 9, 1996.

                               SANMINA CORPORATION



                                   SIGNATURES



Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Sanmina Corporation
                                                     (Registrant)


Date:   August 7, 1996



By:  __________________________                  By: __________________________
     Randy Furr                                      Rick Neely
     President and                                   Vice President and
     Chief Operating Officer                         Chief Financial Officer