Form 10-K405
period 1996-09-30
SANMINA CORP/DE
filed 1996-12-24
CIK 897723

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the fiscal year ended September 30, 1996.

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____________ to
     ____________.

                         Commission File Number: 0-21272

                               SANMINA CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                         77-0228183
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                               identification no.)

355 East Trimble Road, San Jose, CA                          95131
(Address of principal executive offices)                     (Zip code)

       Registrant's telephone number, including area code: (408) 435-8444

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                                (Title of class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $664,082,000 as of September 30, 1996, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of September 30, 1996, the Registrant had outstanding 16,889,923 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1996 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K. Certain information is incorporated into Parts II and IV of this report by reference to the Registrant's annual report to stockholders for the year ended September 30, 1996.

                                     PART I


ITEM 1.   BUSINESS

THE COMPANY

          Sanmina Corporation ("Sanmina" or the "Company") is a leading independent provider of customized integrated electronics manufacturing services ("EMS"), including turnkey electronic assembly and manufacturing management services, to original equipment manufacturers ("OEMs") in the electronics industry. Sanmina's electronic manufacturing services consist primarily of the manufacture of complex printed circuit board assemblies using surface mount ("SMT") and pin through-hole ("PTH") interconnection technologies, the manufacture of custom designed backplane assemblies, fabrication of complex multi-layer printed circuit boards, and testing and assembly of completed systems. In addition to assembly, turnkey manufacturing management also involves procurement and materials management, as well as consultation on printed circuit board design and manufacturability. Sanmina, through its Golden Eagle Systems ("Golden Eagle") subsidiary, which was acquired in January 1996, also manufactures custom cable assemblies for electronics industry OEMs.

          SMT and PTH printed circuit board assemblies are printed circuit boards on which various electronic components, such as integrated circuits, capacitors, microprocessors and resistors have been mounted. These assemblies are key functional elements of many types of electronic products. Backplane assemblies are large printed circuit boards on which connectors are mounted to interconnect printed circuit boards, integrated circuits and other electronic components. Interconnect products manufactured by Sanmina generally require greater manufacturing expertise and have shorter delivery cycles than mass produced interconnect products and therefore typically have higher profit margins.

          Sanmina's customers include leading OEMs in the telecommunications, networking (data communications), industrial and medical instrumentation and computer systems sectors. Sanmina's manufacturing and assembly plants are located in Northern California, Richardson, Texas, Manchester, New Hampshire, Raleigh, North Carolina, Guntersville, Alabama and Guaymas, Mexico. Golden Eagle's manufacturing facility is located in Carrollton, Texas. Sanmina plans to expand its operations internationally with the opening of an EMS facility in the Dublin, Ireland area. Sanmina expects to open this facility in the first half of calendar 1997.

          Sanmina was formed in 1989 by Morgan Stanley Venture Capital Fund L.P. to acquire the printed circuit board and backplane operations of its predecessor company, which has been in the printed circuit board and backplane business since 1980. Sanmina's principal offices are located at 355 East Trimble Road, San Jose, California 95131. Sanmina's telephone number is (408) 435-8444.

          Sanmina and the Sanmina logo are trademarks of the Company. Trademarks of other corporations are also referred to in this report.

          This Report on Form 10-K contains certain forward looking statements regarding future events with respect to the Company. Actual events and/or future results operations may differ materially as a result of the factors described herein and in the documents incorporated herein by reference, including, in particular, those factors described under "Factors Affecting Operating Results."

INDUSTRY OVERVIEW

          Sanmina is benefiting from increased market acceptance of the use of manufacturing specialists in the electronics industry. Many electronics OEMs have adopted and are becoming increasingly reliant upon manufacturing outsourcing strategies, and Sanmina believes the trend towards outsourcing manufacturing will continue. Electronics industry OEMs use EMS specialists for many reasons including the following:

          Reduce Time to Market. Due to intense competitive pressures in the electronics industry, OEMs are faced with increasingly shorter product life-cycles and therefore have a growing need to reduce the time required to bring a product to market. OEMs can reduce their time to market by using a manufacturing specialist's established manufacturing expertise and infrastructure.

          Reduce Capital Investment. As electronic products have become more technologically advanced, the manufacturing process has become increasingly automated, requiring a greater level of investment in capital equipment. Manufacturing specialists enable OEMs to gain access to advanced manufacturing facilities, thereby reducing the OEMs' overall capital equipment requirements.

          Focus Resources. Because the electronics industry is experiencing greater levels of competition and more rapid technological change, many OEMs increasingly are seeking to focus their resources on activities and technologies in which they add the greatest value. By offering comprehensive electronic assembly and turnkey manufacturing services, manufacturing specialists allow OEMs to focus on core technologies and activities such as product development, marketing and distribution.

          Access Leading Manufacturing Technology. Electronic products and electronics manufacturing technology have become increasingly sophisticated and complex, making it difficult for OEMs to maintain the necessary technological expertise in process development and control. OEMs are motivated to work with a manufacturing specialist in order to gain access to the specialist's process expertise and manufacturing know-how.

          Improve Inventory Management and Purchasing Power. Electronics industry OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, short product life cycles, large investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. By using a manufacturing specialist's volume procurement capabilities and expertise in inventory management, OEMs can reduce production and inventory costs.

          Access Worldwide Manufacturing Capabilities. OEMs are increasing their international activities in an effort to lower costs and access foreign markets. Manufacturing specialists with worldwide capabilities are able to offer such OEMs a variety of options on manufacturing locations to better address their objectives regarding cost, shipment location, frequency of interaction with manufacturing specialists and local content requirements of end-market countries.

          The total estimated 1996 market for the EMS industry is $24.8 billion for the United States and Canada. Sanmina primarily markets its manufacturing services to electronics industry OEMs in the United States and Canada. The United States EMS industry is highly fragmented, with several large manufacturers with over $500 million in annual revenues, and numerous other manufacturers with annual revenues from under $10 million to several hundred million dollars. Industry sources estimate that the United States sales of backplane assemblies and printed circuit boards in 1996 were $1.3 billion and $6.8 billion respectively, and approximately 40% of backplane assemblies and 20% of printed circuit boards were accounted for by OEM in-house ("captive") production. In addition, industry sources estimate that the total merchant market for custom cable and wiring harness assemblies is $6.2 billion.

Beginning in the first half of calendar 1997, Sanmina is expected to begin marketing and providing electronic manufacturing services in Ireland. The market for these products will include Western Europe, and the total EMS market for Western Europe in 1996 was estimated at $8.5 billion.

SANMINA BUSINESS STRATEGY

         Sanmina's objective is to provide OEMs with a total EMS solution. Sanmina's strategy encompasses several key elements:

         - Concentrate on high value added products and services for leading OEMs. Sanmina focuses on leading manufacturers of advanced electronic products that generally require custom-designed, more complex interconnect products and short lead-time manufacturing services. By focusing on complex interconnect products and manufacturing services for leading OEMs, Sanmina is able to realize higher margins than many other participants in the interconnect and EMS industries.

         - Leverage vertical integration. Building on its integrated manufacturing capabilities, Sanmina can provide its customers with a broad range of high value added manufacturing services from fabrication of bare boards to final system assembly and test. The cable assembly capabilities of Golden Eagle provide Sanmina with further opportunities to leverage its vertical integration. By manufacturing printed circuit boards and custom cable assemblies used in its EMS assemblies, Sanmina, through its vertical integration, is able to provide greater value added and realize additional manufacturing margin. In addition, Sanmina's vertical integration provides it with greater control over quality, delivery and cost, and enables the Company to offer its customers a complete EMS solution.

         - Focus on high growth customer sectors. Sanmina has focused its marketing efforts on key, fast growing industry sectors. Sanmina's customers include leading OEM companies in telecommunications, networking (data communications), industrial and medical instrumentation and high-end computer systems. Sales efforts will focus on increasing penetration of its existing customer base as well as attracting new customers, thus diversifying its revenue across a wider base.

         - Geographic expansion of manufacturing facilities. Sanmina has significantly expanded and upgraded its operations through the October 1993 opening of its Richardson, Texas facility, which doubled the Company's backplane production capacity, the October 1994 acquisition of a state-of-the-art contract manufacturing plant in San Jose, the January 1996 opening of Sanmina's new contract manufacturing facility in Manchester, New Hampshire, the March 1996 opening of Sanmina's new EMS facility in Raleigh, North Carolina and the November 1996 acquisition of the former Comptronix Corporation contract manufacturing facilities located in Guntersville, Alabama and Guaymas, Mexico. These facilities provide the Company with operations in key geographic markets for the electronics industry. In the first half of calendar 1997, Sanmina plans to open an EMS facility in the Dublin, Ireland area to serve customers in the European market. Sanmina will continue to aggressively and opportunistically pursue future expansion opportunities in other markets.

         - Aggressive pursuit of acquisition opportunities. Sanmina's strategy involves the pursuit of business acquisition opportunities, particularly when these opportunities have the potential to enable Sanmina to increase its net sales while maintaining operating margin, access new geographic markets, implement Sanmina's vertical integration strategy and/or obtain facilities and equipment on terms more favorable than those generally available in the market. This strategy led to the acquisitions of Sanmina's San Jose EMS operations, Manchester and Guntersville EMS operations and Sanmina's custom cable operations through its acquisition of Golden Eagle. In addition, in November 1996, Sanmina acquired certain assets of the custom manufacturing services division of Lucent Technologies, including equipment, customer contracts and inventory. This acquisition provides Sanmina with several new key customer accounts as well as with equipment that will be moved to various Sanmina facilities. Sanmina intends to continue to evaluate acquisition opportunities on a ongoing basis.

         - Develop long-term customer relationships. Sanmina seeks to establish "partnerships" with its customers by focusing on state-of-the-art technology, quick-turnaround manufacturing and comprehensive management support for materials and inventory. Sanmina also works closely with its customers to help them manage their manufacturing cycle and reduce their time to market. While Sanmina will continue to emphasize growth with its current customers, it has been successful in attracting new clients. To further these efforts, the Company intends to continue to expand its direct sales staff. Sanmina believes its direct sales force is one of its key competitive advantages.

         - Extend technology leadership. Today Sanmina can provide services from the fabrication of circuit boards to complete system assemblies. In providing these services, Sanmina uses a variety of processes and technologies. Sanmina strives for continuous improvement of its processes and has adopted a number of quality improvement and measurement techniques to monitor its performance. Sanmina has also made significant capital expenditures during fiscal 1996 to upgrade plant and equipment at its facilities. Sanmina intends to stay on the leading edge of technology development and will evaluate new interconnect and packaging technologies as they emerge.

CUSTOMERS, MARKETING AND SALES

         Sanmina's customers include a diversified base of OEMs in the telecommunications, networking (data communications), industrial and medical instrumentation and computer systems segments of the electronics industry. The following table shows the estimated percentage of Sanmina's fiscal 1996 sales in each of these segments.

              Telecommunications                            --       56%
              Networking (Data Communications)              --       20%
              Industrial and Medical Instrumentation        --       19%
              Computer Systems                              --        5%

          Sanmina develops relationships with its customers and markets its manufacturing services through a direct sales force augmented by a network of manufacturers' representative firms and a staff of in-house customer support specialists. Sanmina's sales resources are directed at multiple management and staff levels within target accounts. Sanmina's direct sales personnel work closely with the customers' engineering and technical personnel to better understand their requirements. Sanmina's manufacturers' representatives are managed by the Company's direct sales personnel, rather than from corporate headquarters, in order to provide for greater accountability and responsiveness.

          The Company has also expanded its customer base through acquisitions. In particular, the acquisition of the Comptronix Guntersville, Alabama operations and certain assets of the former custom manufacturing services division of Lucent Technologies provided the Company with several new key customer accounts with significant growth potential.

          Historically, Sanmina has had substantial recurring sales from existing customers. Sanmina also conducts advertising and public relations activities, as well as receiving referrals from current customers.

          Although Sanmina seeks to diversify its customer base, a small number of customers are responsible for a significant portion of the Company's net sales. In fiscal 1996 and fiscal 1995, DSC Communications and Alcatel each accounted for more than 10% of Sanmina's net sales. In addition, during fiscal 1996 and 1995, Sanmina's ten largest customers accounted for approximately 65% and 67%, respectively, of Sanmina's net sales. Although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all, the Company expects to continue to depend upon its principal customers for a significant portion of its net sales. The Company's customer concentration could increase or decrease, depending on future customer requirements, which will be dependent in large part on market conditions in the electronics industry segments in which the Company's customers participate. The loss of one or more major customers or declines in sales to major customers could have a material adverse effect on Sanmina's business, financial condition and results of operations.

MANUFACTURING SERVICES

          Sanmina specializes in manufacturing complex printed circuit board assemblies, backplane assemblies and printed circuit boards that are used in the manufacture of sophisticated electronic equipment. Sanmina had been manufacturing backplane assemblies since 1981 and, in October 1993, Sanmina began providing electronic assembly and turnkey manufacturing management services including the assembly and testing of sophisticated electronic systems. For fiscal 1996, approximately 92% of Sanmina's net sales consisted of assembly revenues and approximately 8% of Sanmina's net sales consisted of printed circuit boards. Assembly revenues are sales derived from shipments to Sanmina's customers from one of Sanmina's value added assembly facilities and includes the value of the printed circuit board which is, in most cases, manufactured at one of the Company's printed circuit board facilities. Printed circuit board revenues are sales derived from shipments directly to Sanmina's customers from one of Sanmina's printed circuit board facilities.

          Sanmina seeks to establish "partnerships" with its customers by providing a responsive, flexible total manufacturing services solution. These services include computer integrated manufacturing ("CIM") and engineering services, quick-turnaround manufacturing and prototype and reproduction interconnect products and materials procurement and management. CIM services provided by Sanmina consist of developing manufacturing processes, tooling and test sequences for new products from product designs received from customers. Sanmina also evaluates customer designs for manufacturability and test, and, when appropriate, recommends design changes to reduce manufacturing cost or lead times or to increase manufacturing yields and the quality of the finished product. Once engineering is completed, Sanmina manufactures prototype or preproduction versions of that product on a quick-turnaround basis. Sanmina expects that the demand for engineering and quick-turnaround prototype and preproduction manufacturing services will increase as OEMs' products become more complex and as product life cycles shorten. Materials procurement and handling services provided by Sanmina include planning, purchasing, warehousing and financing of electronic components and enclosures used in the assemblies and systems.

          Prices of Sanmina's SMT or PTH assemblies, backplane assemblies, printed circuit board assemblies, cable assemblies or systems vary depending upon their size and complexity, the specified manufacturing turnaround time, the extent of design and engineering services provided by the Company, the market for the various electronic components used and the quantity ordered. These prices of SMT and PTH assemblies, backplane assemblies, and systems typically range from several hundred dollars to several thousand dollars per unit. Prices of printed circuit boards manufactured by Sanmina typically range from several dollars to $7,000 per unit. Prices of custom cable assemblies manufactured by Sanmina typically range from several dollars to $1,000 per unit.

MANUFACTURING AND ENGINEERING

Facilities

          Sanmina manufactures its products in 12 decentralized plants, consisting of eight assembly facilities and four printed circuit board fabrication facilities. Generally, each of Sanmina's decentralized plants have their own production, purchasing, and materials management and quality capabilities located on site. The production expertise of some plants overlaps, which enables Sanmina to allocate production based on product type and available capacity at one or more plants. With assembly facilities located in major electronics industry centers throughout the country, including Silicon Valley, the Dallas-Forth Worth area, the Research Triangle area, New England and northern Alabama, Sanmina is also able to allocate production based on geographic proximity to the customer, process capabilities and available capacity. Sanmina believes that this flexible approach differs from that of its competition. Decentralized plants can focus on particular product types and respond quickly to customers' specific requirements. Sanmina believes that decentralized facilities also allow it to achieve improved accountability, quality control and cost control. Each plant is managed as a separate profit center, and each plant manager's compensation depends, in part, upon that plant meeting quality, shipment and gross profit targets.

          Sanmina has pursued a strategy of expanding the capacity and geographic scope of its assembly capability in order to position itself to serve electronics industry OEMs in key geographic markets. In October 1993, Sanmina established a backplane assembly operation in Richardson, Texas in order to better serve major customers in the Dallas-Forth Worth area, and in 1995, Sanmina expanded its operation in Texas by doubling the production capacity of such facility. In October 1994, the Company acquired a 100,000 square foot, state-of-the-art contract assembly facility in San Jose, California. This facility in San Jose now serves as the cornerstone of Sanmina's Northern California assembly operations. Following the acquisition, a smaller assembly operation was consolidated with, and the Company's corporate headquarters were moved to, this facility in San Jose. In June 1995, Sanmina acquired a contract assembly company in Manchester, New Hampshire in order to address the New England market, and in January 1996, these operation were moved into a new, 72,000 square foot state-of-the-art assembly facility built to the Company's specifications.

          In January 1996, Sanmina acquired Golden Eagle Systems which gave the Company a value added custom cable and wiring harness facility in Carrollton, Texas. In the first quarter of fiscal 1997, Sanmina expanded the custom cable operations of Golden Eagle by purchasing a 72,000 square foot facility in Carrollton. Sanmina expects to move into this new facility in January 1997. In November 1996, Sanmina acquired the Guntersville, Alabama and Guaymas, Mexico assembly facilities and operation of Comptronix Corporation. This acquisition provides the Company with manufacturing operations in the Huntsville, Alabama area, a major center of electronics industry activity. The Guaymas, Mexico facility provides Sanmina with operations in a lower-cost environment than Sanmina's other facilities. The acquisition also provides Sanmina with several significant new customers.

          In the first half of calendar 1997, Sanmina expects to open its first overseas EMS facility, which will be located near Dublin, Ireland.

Manufacturing Processes

          Sanmina produces complex, technologically advanced SMT and PTH assemblies, backplane assemblies and multilayer printed circuit boards, custom cable assemblies and full systems that meet increasingly tight tolerances and specifications demanded by OEMs. Multilayering, which involves placing multiple layers of electrical circuitry on a single printed circuit board or backplane, expands the number of circuits and components that can be contained on the interconnect product and increases the operating speed of the system by reducing the distance that electrical signals must travel. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together on the printed circuit board or backplane. Interconnect products having narrow, closely spaced circuit tracks are known as "fine line" products. Today, Sanmina and other industry leaders are capable of efficiently producing commercial quantities of printed circuit boards with up to 36 layers and circuit track widths as narrow as three mils. The manufacture of complex multilayer interconnect products often requires the use of sophisticated circuit interconnections between certain layers (called "blind or buried vias") and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds (referred to as "controlled impedance"). These technologies require very tight lamination and etching tolerances and are especially critical for printed circuit boards with ten or more layers.

          The manufacture of printed circuit boards involves several steps: etching the circuit image on copper-clad epoxy laminate, pressing the laminates together to form a panel, drilling holes and depositing copper or other conductive material to form the inter-layer electrical connections and, lastly, cutting the panels to shape. Certain advanced interconnect products require additional critical steps, including dry film imaging, photoimageable soldermask processing, computer controlled drilling and routing, automated plating and process controls and achievement of controlled impedance. Manufacture of printed circuit boards used in backplane assemblies requires specialized expertise and equipment because of the larger size of the backplane relative to other printed circuit boards and the increased number of holes for component mounting.

          The manufacture of SMT and PTH assemblies involves the attachment of various electronic components, such as integrated circuits, capacitors, microprocessors and resistors to printed circuit boards. The manufacture of backplane assemblies involves attachment of electronic components, including printed circuit boards, integrated circuits and other components, to the backplane, which is a large printed circuit board manufactured by Sanmina. Sanmina uses SMT, PTH and press-fit technologies in backplane assembly.

          Ten of Sanmina's manufacturing facilities are certified under ISO 9002, a set of standards published by the International Organization of Standardization and used to document, implement and demonstrate quality management and assurance systems in design and manufacturing. As part of the ISO 9002 certification process, the Company has developed a quality systems manual and an internal system of quality controls and audits. Although ISO 9002 certification is of particular importance to the companies doing business in the European Community, Sanmina believes that United States electronics manufacturers are increasing their use of ISO 9002 registration as a criteria for suppliers.

          In addition to ISO 9002 certification, Sanmina is BellCore, British Approval Board for Telecommunications ("BABT") and Underwriters Laboratories ("UL") compliant. These qualifications establish standards for quality, manufacturing process control and manufacturing documentation and are required by many OEMs in the electronics industry, including suppliers to AT&T and the Regional Bell Operating Companies.

          The Company orders materials and components based on purchase orders received and accepted and seeks to minimize its inventory of materials or components that are not identified for use in filling specific orders. Materials used in manufacturing printed circuit boards are readily available in the open market and the Company has not to date experienced any significant shortages of such materials. Electronic components used by Sanmina in producing SMT and PTH assemblies and its backplane assemblies are purchased by Sanmina and, in certain circumstances, it may be required to bear the risk of component price fluctuations. In addition, shortages of certain types of electronic components have occurred in the past and may occur in the future. Component shortages or price fluctuations could have an adverse effect on the Company's SMT and PTH assemblies and its backplane assembly business, thereby adversely affecting the Company's results of operations. Due to the continued expansion of the Company's contract manufacturing and backplane assembly businesses as a percentage of the Company's net sales, component shortages and price fluctuations would adversely affect the Company's results of operations to a greater extent than in prior fiscal years.

Technology Development

          Sanmina's close involvement with its customers at the early stages of their product development positions it at the leading edge of technical innovation in the manufacturing of SMT and PTH assemblies, backplane assemblies, and printed circuit boards. Sanmina selectively seeks orders that require the use of state-of-the-art materials or manufacturing techniques in order to further develop its manufacturing expertise. Current areas of manufacturing process development include reducing circuit widths and hole sizes, establishing new standards for particle contamination and developing new manufacturing processes for the use with new materials and new surface mount connector and component designs.

          Recent developments in the electronics industry have necessitated improvements in the types of laminate used in the manufacture of interconnect products. New laminate materials may contain new chemical formulations to achieve better control of flow, resin systems with high glass transition temperatures, reduced surface imperfections and greatly improved dimensional stability. Future generations of interconnect products will require ultra fine lines, multilayers of much greater complexity and thickness, and extremely small holes in the 4 to 10 mil range. The materials designed to meet these requirements, such as BT epoxy, cyanate esters, polyamide quartz, and Kevlar epoxy, are beginning to appear in the marketplace. Widespread commercial use of these materials will depend upon statistical process control and improved manufacturing procedures to achieve the required yields and quality.

          Sanmina holds no patents. Sanmina believes that patents are not important competitive factors in its market.

ENVIRONMENTAL CONTROLS

          Proper waste disposal is a major consideration for printed circuit board manufacturers because metals and chemicals are used in the manufacturing process. Water used in the printed circuit board manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into the municipal sanitary sewer system. Maintenance of environmental controls is also important in the electronics assembly process, notwithstanding the fact that these processes generate significantly less wastewater than the printed circuit board fabrication process. Each of Sanmina's printed circuit board and electronics assembly plants has personnel responsible for monitoring environmental compliance. These individuals report to Sanmina's director of environmental compliance, who has overall responsibility for environmental matters.

          Each plant operates under effluent discharge permits issued by the appropriate governmental authority. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. The Company believes that the waste treatment equipment in all of its plants is currently in compliance with environmental protection requirements in all material respects. However, there can be no assurance that violation will not occur in the future as a result of human error, equipment failure or other causes. In the event of a future violation of environmental laws, the Company could be held liable for damages and for the costs of remedial actions and could be also subject to revocation of effluent discharge permits. Any such revocation could require the Company to cease or limit production at one or more of its facilities, thereby having an adverse impact on the Company's results of operations. Sanmina is also subject to environmental laws relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials as well as air quality regulations. Furthermore, environmental laws could become more stringent over time, and the costs of compliance with and penalties associated with violation of more stringent laws could be substantial.

BACKLOG

          Sanmina's backlog was $100.3 million at September 30, 1996 and $59.1 million at September 30, 1995. Backlog consists of purchase orders received by the Company, including, in certain instances, forecast requirements released for production under customer contracts. Cancellation and postponement charges generally vary depending upon the time of cancellation or postponement, and a certain portion of the Company's backlog may be subject to cancellation or postponement without significant penalty. Typically, approximately 70% of the Company's backlog is scheduled for delivery within 120 days.

COMPETITION

          Significant competitive factors in the market for advanced backplane assemblies and printed circuit boards include product quality, responsiveness to customers, manufacturing and engineering skills, and price. Sanmina believes that competition in the market segments served by Sanmina is based more on product quality and responsive customer service and support than on price, in part because the cost of interconnect products manufactured by Sanmina is usually low relative to the total cost of the equipment for which they are components and in part because of the greater importance of product reliability and prompt delivery to Sanmina's customers. Sanmina believes that its primary competitive strengths are its ability to provide responsive, flexible, short lead-time manufacturing services, its engineering and manufacturing expertise and its customer service support.

          Sanmina faces intense competition from a number of established competitors in its various product markets. Certain of Sanmina's competitors have greater financial and manufacturing resources than Sanmina, including significantly greater SMT assembly capacity. During periods of recession in the electronic industry, the Company's competitive advantages in the areas of quick-turnaround manufacturing and responsive customer service may be of reduced importance to electronics OEMs, who may become more price sensitive. In addition, captive interconnect product manufacturers may seek orders in the open market to fill excess capacity, thereby increasing price competition. Although the Company generally does not pursue high-volume, highly price-sensitive interconnect product business, it may be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures, particularly those manufacturers with offshore facilities where labor and other costs are lower.

EMPLOYEES

          At September 30, 1996, Sanmina had 1,726 full-time employees, including 1,624 in manufacturing and engineering, 56 in marketing and sales, and 46 in general administration and finance. None of Sanmina's employees is represented by a labor union and Sanmina has never experienced a work stoppage or strike. Sanmina believes its relationship with its employees is good.

          The Company's success depends to a large extent upon the continued services of key managerial and technical employees. The loss of such personnel could have a material adverse effect on the Company. To date, the Company has not experienced significant difficulties in attracting or retaining such personnel. Although the Company is not aware that any of its key personnel currently intend to terminate their employment, their future services cannot be assured.

FACTORS AFFECTING BUSINESS AND RESULTS OF OPERATIONS

          In addition to the information set forth in this report on Form 10-K and in the documents incorporated herein by reference, the following factors should be carefully considered by prospective investors in the Company's securities.

          Dependence on Electronics Industry. Sanmina's customers are manufacturers in the telecommunications, networking (data communications), industrial and medical instrumentation and computer systems segments of the electronics industry. These industry segments, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by the Company could adversely affect the Company's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A general recession in the electronics industry could have a material adverse effect on Sanmina's business, financial condition and results of operations. The Company typically does not obtain long-term volume purchase contracts from its customers and has recently experienced reduced lead times in customer orders. Nonetheless, customer orders may be canceled and volume levels may be changed or delayed. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured.

          Factors Affecting Operating Results. The Company's results of operations have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. Operating results are affected by a number of factors, including timing of orders from major customers, mix of products ordered by and shipped to major customers, the volume of orders as related to the Company's capacity, ability to effectively manage inventory and fixed assets, timing of expenditures in anticipation of future sales, economic conditions in the electronics industry and the mix of products between backplane assemblies and printed circuit boards. Operating results can also be significantly influenced by development and introduction of new products by the Company's customers. From time to time, the Company experiences changes in the volume of sales to each of its principal customers, and operating results may be affected on a period-to-period basis by these changes. The Company's customers generally require short delivery cycles, and a substantial portion of the Company's backlog is typically scheduled for delivery within 120 days. Quarterly sales and operating results therefore depend in large part on the volume and timing of bookings received during the quarter, which are difficult to forecast. The Company's backlog also affects its ability to plan production and inventory levels, which could lead to fluctuations in operating results. In addition, a significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the Company's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock.

          Competition and Technological Change. The electronic interconnect product industry is highly fragmented and is characterized by intense competition. Sanmina competes in the technologically advanced segment of the interconnect product market, which is also highly competitive but is much less fragmented than the industry as a whole. Sanmina's competitors consist primarily of larger manufacturers of interconnect products, and some of these competitors have greater manufacturing and financial resources than Sanmina as well as greater SMT assembly capacity. As a participant in the interconnect industry, Sanmina must continually develop improved manufacturing processes to accommodate its customers' needs for increasingly complex products. During periods of recession in the electronics industry, the Company's competitive advantages in the areas of quick-turnaround manufacturing and responsive customer service may be of reduced importance to electronics OEMs, who may become more price sensitive. In addition, captive interconnect product manufacturers may seek orders in the open market to fill excess capacity, thereby increasing price competition. Although the Company generally does not pursue high-volume, highly price sensitive interconnect product business, it may be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures, particularly those with offshore facilities where labor and other costs are lower.

          Risks Associated with Acquisitions and Expansions. Sanmina has, for the past several fiscal years, pursued a strategy of growth. This growth has come in part through acquisitions. These acquisitions have involved both acquisitions of entire companies, such as the June 1995 acquisition of Assembly Solutions in Manchester, New Hampshire and the January 1996 acquisition of Golden Eagle, and acquisitions of selected assets, principally equipment, inventory and customer contracts and, in certain cases, facilities or facility leases. Such acquisitions include the November 1996 acquisitions of the Guntersville, Alabama and Guaymas, Mexico operations of Comptronix Corporation and certain assets of the custom manufacturing services division of Lucent Technologies. In addition to these acquisitions, Sanmina has also grown its operations through internal expansion, such as the opening of its Richardson, Texas assembly facility, its Raleigh, North Carolina assembly facility and its planned Dublin, Ireland assembly facility. Acquisitions of companies and businesses and expansion of operations involves certain risks, including (i) the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale or other value, (ii) diversion of management's attention, (iii) difficulties in scaling up production at new sites and coordinating management of operations at new sites and (iv) loss of key employees of acquired operations. No assurance can be given that the Company will not incur problems in integrating the former Lucent and Comptronix operations acquired in November 1996 or any future acquisition, and there can be no assurance that these acquisitions or any other future acquisition will result in a positive contribution to the Company's results of operations. Furthermore, there can be no assurance that the Company will realize value from any such acquisition which equals or exceeds the consideration paid. In addition, there can be no assurance that the Company will realize anticipated strategic and other benefits from expansion of existing operations to new sites. Any such problems could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, future acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense. These factors could have a material adverse effect on the Company's business, financial condition and results of operations.

          Risks Associated with International Operations. The Company intends to open its first overseas facility, to be located in Dublin, Ireland, in the first half of calendar 1997. A number of risks are inherent in international operations and transactions. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, and difficulties in staffing, coordinating communications among and managing international operations. Additionally, the Company's business, financial condition and results of operations may be adversely affected by fluctuations in international currency exchange rates as well as increases in duty rates, difficulties in obtaining export licenses, constraints on its ability to maintain or increase prices, and competition. There can be no assurance that the Company will realize the anticipated strategic benefits of its expansion in Ireland or that the Company's Irish operations will contribute positively to the Company's business, financial condition and results of operations. Furthermore, difficulties encountered in scaling up production at the new Irish facility or in coordinating the Company's United States and Irish operations, as well as any failure of the Irish operations to realize anticipated revenue growth, could, individually or in the aggregate, have a material adverse effect on the Company's business, financial condition and results of operations.

          Leverage and Subordination. On August 16, 1995, the Company issued $86.25 million principal amount of 5.5% Convertible Subordinated Notes due on August 15, 2002 (the "Notes") under an indenture dated August 15, 1995 (the "Indenture") which increased Sanmina's ratio of long-term debt to total capitalization. As a result of this indebtedness, the Company's principal and interest obligations have increased substantially. The degree to which the Company is leveraged could adversely affect the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Notes are convertible into Common Stock, at the option of the Note holder, at a conversion price of $28.1925 per share, subject to adjustments in certain events. The Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Indenture does not limit the amount of future indebtedness, including senior indebtedness, that the Company can create, incur, assume or guarantee. By reason of the subordination, the event of the Company's liquidation or dissolution, holders of senior indebtedness may receive more, ratably, and holders of the Notes may receive less, ratably, than the other creditors of the Company.

          Possible Volatility of Note and Stock Price. The trading price of the Notes and the Company's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, developments in the electronics industry, general economic conditions, changes in securities analysts' recommendations regarding the Company's securities and other factors. In addition, the stock market in recent years has experienced significant price and volume fluctuations which have affected the market prices of technology companies and which have often been unrelated to or disproportionately impacted by the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Common Stock and the Notes. In addition, volatility in the price of the Company's Common Stock, changes in prevailing interest rates and changes in perceptions of the Company's creditworthiness may in the future adversely affect the price of the Notes.


ITEM 2.   PROPERTIES

          Sanmina's principal facilities comprise an aggregate of approximately 700,000 square feet. Except for the Company's 72,500 square foot Manchester, New Hampshire facility and the newly acquired 72,000 square foot facility to be occupied by the Company's Golden Eagle subsidiary, all of the facilities are leased, and the leases for these facilities expire from 1997 through 2002. The leases generally may be extended at the Company's option. In addition, the Company's Guntersville, Alabama facilities are leased under leases with the Guntersville, Alabama industrial development board. Under the leases, no rent is payable and the facilities may be purchased by the Company for nominal consideration at any time up to and including the expiration of the respective terms of such leases. Sanmina has seven principal facilities located in the greater San Jose, California area, with other facilities located in Richardson, Texas, Manchester, New Hampshire, Guntersville, Alabama, Raleigh, North Carolina and Guaymas, Mexico. Golden Eagle's facility, which is owned by the Company, is located in Carrollton, Texas. In addition, Sanmina has entered into an agreement to purchase a 50,000 square foot facility located in Dublin, Ireland, and Sanmina expects to commence operations in such facility in the first half of calendar 1997. See "Item 1 -- Manufacturing and Engineering -- Facilities."

          Sanmina believes that its facilities are adequate to meet its reasonably foreseeable requirements for at least the next two years. The Company continually evaluates its expected future facilities requirements.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is not currently a party to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The information required by this item is incorporated by reference to page 16 of the Registrant's 1996 annual report to stockholders under the caption "quarterly results."


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The information required by this item is incorporated by reference to page 14 of the Registrant's 1996 annual report to stockholders under the caption "Selected Consolidated Financial Data."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference to pages 12 through 19 of the Registrant's 1996 annual report to stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference to pages 21 through 29 of the Registrant's 1996 annual report to stockholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

          Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 1997 Annual Meeting of Stockholders (the "Proxy Statement") to be held January 31, 1997 and certain information included therein is incorporated herein by reference.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 -- Election of Directors" in the Proxy Statement.

          The executive officers of the Registrant, who are elected by the board of directors, are as follows:


   NAME                 AGE          POSITION
   ----                 ---          --------
Jure Sola               45       Chairman and Chief Executive Officer

Randy W. Furr           42       President and Chief Operating Officer and Acting Chief
                                 Financial Officer

Eric Naroian            34       Vice President of Sales

Michael Sparacino       42       Vice President of Marketing

         Mr. Sola co-founded Sanmina in 1980 and initially held the position of Vice President of Sales and was responsible for the development and growth of the Company's sales organization. He became Vice President and General Manager in October 1987 with responsibility for all manufacturing operations as well as sales and marketing. Mr. Sola was elected President in October 1989 and has served as Chairman of the Board and Chief Executive Officer since April 1991. Mr. Sola relinquished the title of President when Mr. Furr was appointed to such position in March 1996.

         Mr. Furr joined Sanmina as Vice President and Chief Financial Officer in August 1992. In March 1996, Mr. Furr was appointed President and Chief Operating Officer. In addition, Mr. Furr is currently serving as Acting Chief Financial Officer, although a search for a new Chief Financial Officer is underway. From April to August 1992, Mr. Furr was Vice President and Chief Financial Officer of Aquarius Systems Inc. North America ("ASINA"), a manufacturer of personal computers. Prior to working at ASINA, he held numerous positions in both financial and general management for General Signal Corporation during a 13 year period, serving most recently as Vice President and General Manager of General Signal Thinfilm Company. Mr. Furr is a Certified Public Accountant.

          Mr. Naroian joined Sanmina in August 1993 as the Western Regional Sales Manager. From July 1987 to until joining Sanmina, Mr. Naroian was the Vice President of Sales and Marketing at Sigma Circuits, Inc., a manufacturer of electronic interconnect products. Mr. Naroian became Vice President of Sales for the Company in February 1995.

          Mr. Sparacino joined Sanmina in December 1995 as Vice President of Sales and Marketing. From December 1993 until joining Sanmina, Mr. Sparacino served as Vice President of Sales and Marketing of Tanon Corporation, an electronics contract manufacturing company. From 1984 until December 1993, Mr. Sparacino held various sales, marketing and manufacturing management positions with Solectron Corporation, serving most recently as Director of Sales.


ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" in the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is incorporated by reference to the information under the caption "Record Date and Stock Ownership" in the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)     1.     Financial Statements

                         The following Financial Statements of Sanmina Corporation and Report of Independent Public Accountants are incorporated by reference to pages 21 through 29 of the Registrant's 1996 annual report to stockholders:

                                    Report of Independent Public Accountants

                                    Consolidated Balance Sheets, As of September
                                    30, 1996 and 1995

                                    Consolidated Statements of Operations, Years
                                    Ended September 30, 1996, 1995 and 1994

                                    Consolidated Statements of Stockholders'
                                    Equity, Years Ended September 30, 1996, 1995
                                    and 1994

                                    Consolidated Statements of Cash Flows, Years
                                    Ended September 30, 1996, 1995 and 1994

                                    Notes to Consolidated Financial Statements

                  2.     Financial Statement Schedule

                         The following financial statement schedule of Sanmina Corporation is filed as part of this report on Form 10-K and should be read in conjunction with the Financial Statements of Sanmina Corporation incorporated by reference herein:

                                    Schedule II -- Valuation and Qualifying
                                    Accounts

                                    Report of Independent Public Accountants on
                                    Schedule

                         All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

                  3.     Exhibits

                         Refer to (c) below.

          (b)     Reports on Form 8-K

                         The Company did not file any reports on Form 8-K during the fiscal quarter ended September 30, 1996.

                         On November 15, 1996, the Company filed with the Commission a report on Form 8-K relating to the acquisition of the Guntersville, Alabama assets and business of Comptronix Corporation. Pro forma financial information relating to such transaction will be filed with the Commission within the time frame prescribed by Regulation S-X and the rules regarding reporting on Form 8-K.


 (c)     Exhibits

           Exhibit
           Number                     Description
--------------------------------------------------------------------------------

         3.2        Restated Certificate of Incorporation of Registrant.

         3.3(1)     Bylaws of Registrant, as amended.

         4.2(1)     Specimen Stock Certificate.

         10.4(1)    Form of Indemnification Agreement.

         10.2(4)    Amended 1990 Incentive Stock Plan.

         10.3(1)    1993 Employee Stock Purchase Plan.

         10.9(k)(2) Amended and Restated Credit Agreement dated as of August 18,
                    1993 among Sanmina Corporation, Chemical Bank and other lenders.

         10.9(k)(a) Amendment dated July 27, 1995 to Amended and Restated Credit
                    Agreement dated August 18, 1993.

         10.9(1)(2) Revolving Credit Note, $12,000,000.00, Chemical Bank.

         10.10(1) Lease for premises at 2109 O'Toole Avenue, Suites A-E, San Jose, California (Portion of Plant I).

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

         10.14(1) Lease for premises at 2060-2068 Bering Drive, San Jose, California (Plant II).

         10.15(1) Lease for premises at 4220 Business Center Drive, Fremont, California (Plant V).

         10.16(1) Lease for premises at McCarthy Boulevard, Milpitas, California (Plant VI).

         10.17(1) Lease for premises at 2121 O'Toole Avenue, San Jose, California (Corporate Headquarters).

         10.19(2) Lease for premises at 1250 American Parkway, Richards, Texas (Plant VII).

         10.20(2) Lease for premises at 6453 Kaiser Drive, Fremont, California
                  (Plant VIII).

         10.21(3) Asset Purchase Agreement dated September 28, 1994 between
                  Registrant and Comptronix Corporation.

         10.22(4) Lease for premises at 355 East Trimble Road, San Jose,
                  California.

         10.23(5) Stock Purchase Agreement dated May 31, 1995 between Sanmina
                  Corporation, Assembly Solutions, Inc. and the principal stockholders of Assembly Solutions, Inc.

         10.24(6) Indenture dated August 15, 1995 between Registrant and Norwest
                  Bank Minnesota, N.A. as Trustee.

         10.25(7) Asset Purchase Agreement dated September 20, 1996 between
                  Registrant and Comptronix Corporation.

         13       Annual Report to Stockholders.

         21       Subsidiaries of the Registrant.

         23       Consent of Arthur Andersen LLP.

         27       Financial Data Schedule

--------------------------

(1) Incorporated by reference to the like-numbered exhibits previously filed with Registrant's Registration Statement on Form S-1, No. 33-70700 filed with the Securities and Exchange Commission ("SEC") on February 19, 1993.

(2) Incorporated by reference to the like-numbered exhibits previously filed with Registrant's Registration Statement on Form S-1 No. 33-70700 filed with the SEC on October 22, 1993.

(3) Incorporated by reference to exhibit no. 2 previously filed with Registrant's Report on Form 8-K filed with the SEC on October 28, 1994.

(4) Incorporated by reference to the like-numbered exhibits previously filed with Registrant's Report on Form 10-K filed with the SEC on December 29, 1994.

(5) Incorporated by reference to the like-numbered exhibit previously filed with Registrant's Report on Form 10-Q filed with the SEC on July 31, 1995.

(6) Incorporated by reference to the like-numbered exhibit previously filed with Registrant's Report on Form 10-K for the fiscal year ended September 30, 1995.

(7) Incorporated by reference to exhibit 2 previously filed with the Registrant's Report on Form 8-K filed with the SEC on November 15, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANMINA CORPORATION                                     Date:  December 23, 1996


By: /s/   JURE SOLA
    ------------------------------------
    Jure Sola
    Chairman and Chief Executive Officer


         KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jure Sola and Randy W. Furr, jointly and severally, his or her attorneys-in-fact, and each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ JURE SOLA               Chairman, Chief Executive Officer  December 23, 1996
--------------------------  and Director (Principal Executive
    Jure Sola               Officer)


/s/ RANDY W. FURR           President and Chief                December 23, 1996
--------------------------  Operating Officer, Acting
    Randy W. Furr           Chief Financial Officer (Principal
                            Financial and Accounting Officer)


/s/ NEIL BONKE              Director                           December 23, 1996
--------------------------
    Neil Bonke


/s/ JOHN BOLGER             Director                           December 23, 1996
--------------------------
    John Bolger


/s/ BERNARD VONDERSCHMITT   Director                           December 23, 1996
--------------------------
    Bernard Vonderschmitt

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANMINA CORPORATION                                     Date: December  23, 1996


By:
     ------------------------------------
     Jure Sola
     Chairman and Chief Executive Officer


         KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jure Sola and Randy W. Furr, jointly and severally, his or her attorneys-in-fact, and each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

-------------------------  Chairman, Chief Executive Officer          December 23, 1996
 Jure Sola                 and Director (Principal Executive Officer)

-------------------------  President and Chief                        December 23, 1996
 Randy W. Furr             Operating Officer, Acting
                           Chief Financial Officer  (Principal
                           Financial and Accounting Officer)

-------------------------  Director                                   December 23, 1996
 Neil Bonke


-------------------------  Director                                   December 23, 1996
 John Bolger


-------------------------  Director                                   December 23, 1996
 Bernard Vonderschmitt

                                                                     Schedule II
                               SANMINA CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                           BALANCE AT      CHARGED TO
                                          BEGINNING OF      COSTS AND                  BALANCE AT
                                             PERIOD         EXPENSES    DEDUCTIONS    END OF PERIOD
                                             ------         --------    ----------    -------------

Allowance for Doubtful Accounts and
Returns

Fiscal year ended September 30, 1994 ....     $353            $271         $--            $ 624

Fiscal year ended September 30, 1995 ....     $624            $361         $56            $ 929

Fiscal year ended September 30, 1996 ....     $929            $527         $38           $1,418

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To the Board of Directors and Stockholders of Sanmina Corporation:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Sanmina Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 23, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule at Item 14(a)2 above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                       ARTHUR ANDERSEN LLP

San Jose, California
October 23, 1996

                                  EXHIBIT INDEX

    Exhibit
      No.                          Description
    -------                        -----------

       3.2       Restated Certificate of Incorporation of Registrant

      13         Annual Report to Stockholders

      21         Subsidiaries of the Registrant

      23         Consent of Arthur Andersen LLP

      27         Financial Data Schedule