Form 10-K405/A
period 1996-09-30
SANMINA CORP/DE
filed 1996-12-27
CIK 897723

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                            ------------------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
    FOR THE TRANSITION PERIOD FROM                      TO                     .

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 435-8444
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1996 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K. Certain information is incorporated into Parts II and IV of this report by reference to the Registrant's annual report to stockholders for the year ended September 30, 1996.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 23, 1996                   SANMINA CORPORATION

                                          By:   /s/ JURE SOLA
                                            Jure Sola
                                            Chairman and Chief Executive Officer

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

                  SIGNATURE                               TITLE                     DATE
---------------------------------------------  ----------------------------  ------------------
                /s/ JURE SOLA                  Chairman, Chief Executive     December 23, 1996
---------------------------------------------  Officer and Director
                  Jure Sola                    (Principal Executive
                                               Officer)
              /s/ RANDY W. FURR                President and Chief           December 23, 1996
---------------------------------------------  Operating Officer, Acting
                Randy W. Furr                  Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)
               /s/ NEIL BONKE                  Director                      December 23, 1996
---------------------------------------------
                 Neil Bonke
               /s/ JOHN BOLGER                 Director                      December 23, 1996
---------------------------------------------
                 John Bolger
          /s/ BERNARD VONDERSCHMITT            Director                      December 23, 1996
---------------------------------------------
            Bernard Vonderschmitt