Form 10-Q
period 1996-12-28
SANMINA CORP/DE
filed 1997-02-07
CIK 897723

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                             -----------------------
                                   FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                For the quarterly period ended December 28, 1996

                                       or

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

         Number of shares outstanding of the issuer's common stock, $0.01 par value, as of December 28, 1996: 16,943,308.

                              SANMINA CORPORATION


                                     INDEX


PART I.  FINANCIAL INFORMATION

<S)
ITEM 1.    Interim Financial Statements


           Condensed Consolidated Statements of Operations                  3

           Condensed Consolidated Balance Sheets                            4

           Condensed Consolidated Statements of Cash Flows                  5

           Notes to Interim Condensed Consolidated Financial Statements   6-7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 8-11




PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                               12

Item 6.    Exhibits and Reports on Form 8-K                                12

           Signature                                                       13


                              SANMINA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      IN THOUSANDS EXCEPE PER SHARE DATA
                                  (UNAUDITED)

                                                                      Three Months Ended
                                                              --------------------------------
                                                              December  28,      December  30,
                                                                   1996               1995
                                                              --------------   ---------------
Net sales                                                       $   88,868        $   $52,170
Cost of sales                                                       67,805             39,544
                                                              ------------      -------------
     Gross profit                                                   21,063             12,626
                                                              ------------      -------------

Operating expenses:
     Selling, general and administrative                             5,401              3,385
     Amortization of goodwill                                          501                219
                                                              ------------      -------------

     Total operating expenses                                        5,902              3,604
                                                              ------------      -------------

Income from operations                                              15,161              9,022

Interest income (expense), net                                        (122)               151
                                                              ------------      -------------

Income before provision for income taxes                            15,039              9,173

Provision for income taxes                                           5,865              3,486
                                                              ------------      -------------

NET INCOME                                                      $    9,174        $     5,687
                                                              ============      =============

Earnings per share:
     Primary                                                    $     0.51        $      0.33
     Fully Diluted                                              $     0.47        $      0.32

Shares used in computing per share amounts:
     Primary                                                        18,076             17,232
     Fully Diluted                                                  21,267             20,330

                              SANMINA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS



                                                          December 28,     September 30,
                                                              1996             1996
                                                         --------------   --------------
ASSETS                                                   (unaudited)
Current assets:
        Cash and cash equivalents                          $   35,205        $    29,568
        Short-term investments                                 57,606             85,374
        Accounts receivable, net                               49,828             30,421
        Inventories                                            45,028             32,109
        Deferred income taxes                                   6,852              6,852
        Prepaid expenses and other                              1,085                999
                                                         ------------      -------------

        Total current assets                                  195,604            185,323

Property, plant and equipment, net                             49,905             34,868
Deposits and other                                             10,411             10,350
                                                         ------------      -------------

                                                           $  255,920        $   230,541
                                                         ============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                   $   36,133        $    24,401
        Accrued liabilities                                    12,608             10,209
        Income taxes payable                                    6,990              5,404
                                                         ------------      -------------

        Total current liabilities                              55,731             40,014
                                                         ------------      -------------
Long-term liabilities:
        Convertible subordinated notes                         86,250             86,250
        Other liabilities                                         592                592
                                                         ------------      -------------

        Total long-term liabilities                            86,842             86,842
                                                         ------------      -------------
Stockholders' equity:
        Common stock                                              170                169
        Additional paid-in capital                             61,994             61,520
        Unrealized gain on investments                             32                 19
        Retained earnings                                      51,151             41,977
                                                         ------------      -------------

        Total stockholders' equity                            113,347            103,685
                                                         ------------      -------------

                                                           $  255,920        $   230,541
                                                         ============      =============



See accompanying notes.

                              SANMINA CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                                  IN THOUSANDS
                                  (UNAUDITED)

                                                                                 Three Months Ended
                                                                          --------------------------------
                                                                           December 28,       December 30,
                                                                               1996               1995
                                                                          --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $    9,174        $     5,687
     Adjustments to reconcile net income
      to cash provided by operating activities:
         Depreciation and amortization                                            2,841              1,647
         Loss on disposal of assets                                                   -                 11
         Changes in operating assets and liabilities, net of
           acquisitions:
             Accounts receivable                                                (14,378)            (1,917)
             Inventories                                                         (3,076)            (2,611)
             Prepaid expenses, deposits and other                                  (649)                18
             Accounts payable and accrued liabilities                            14,132              2,069
             Income tax accounts                                                  1,586             (1,789)
                                                                           ------------      -------------
                        Cash provided by operating activities                     9,630              3,115
                                                                           ------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of short-term investments                          27,781                  5
     Purchases of property and equipment                                         (4,495)            (5,149)
     Purchase of certain assets of Comptronix Corporation                       (17,645)                 -
     Purchase of certain assets of Lucent Technologies'
       Custom Manufacturing Operations                                          (10,109)                 -
                                                                           ------------      -------------
                        Cash used for investing activities                       (4,468)            (5,144)
                                                                           ------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of long-term liabilities                                                 -               (106)
     Proceeds from sale of common stock                                             475                201
                                                                           ------------      -------------
                        Cash provided by financing activities                       475                 95
                                                                           ------------      -------------
Increase (decrease) in cash and cash equivalents                                  5,637             (1,934)
Cash and cash equivalents at beginning of period                                 29,568            107,290
                                                                           ------------      -------------
Cash and cash equivalents at end of period                                   $   35,205        $   105,356
                                                                           ------------      -------------


See accompanying notes.

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

         The results of operations for the three months ended December 28, 1996 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 1997.

         These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1996 included in the Company's Annual Report to Shareholders.

Note 2 - Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary in Texas. All intercompany accounts and transactions have been eliminated.

Note 3 - Inventories

         The components of inventories are as follows (in thousands):

                                                     December 28,            September 30,
                                                          1996                     1996
                                                     -----------              -----------
         Raw materials                                   $22,988                  $13,797
         Work-in-process                                  13,062                   10,986
         Finished goods                                    8,978                    7,326
                                                     -----------              -----------
                                                       $  45,028                $  32,109
                                                     ===========              ===========

Note 4 - Earnings per Share

         Primary earnings per share are computed using the weighted average number of shares of common and dilutive common stock equivalent shares from stock options (using the treasury stock method). Fully diluted earnings per share include the dilutive effect from the assumed conversion of the Company's outstanding convertible subordinated notes.

Note 5 - Acquisitions

         On November 1, 1996, the Company purchased the assets of Comptronix Corporation, a contract manufacturing company based in Guntersville, Alabama, for cash consideration of $17.6 million. The assets include Comptronix' plant and equipment located in Guntersville, its Guaymas, Mexico operations, customer contracts, inventories and accounts receivable. The acquisition was accounted for as a purchase. Accordingly, the results of operations for the quarter ended December 28, 1996 include the results of operations of this business from the date of acquisition forward.

         The unaudited pro forma financial information for the three months ended December 30, 1995 and December 30, 1996 are presented below and assume the acquisition occurred as of the beginning of each of the periods presented (in thousands):

                                                            Three Months Ended

                                                   December 28,              December 30,
                                                       1996                      1995
                                                   -----------               -----------
              Revenue                                  $92,213                  $74,859
              Net income                                $7,705                   $4,598
              Net income per share:
                   Primary                                $.43                     $.27
                   Fully diluted                          $.40                     $.26
              Weighted average common
                shares outstanding:
                   Primary                              18,076                   17,232
                   Fully diluted                        21,267                   20,330

         Also in November 1996, Sanmina entered into an agreement to purchase substantially all of the inventory and fixed assets of the Lucent Technologies' Custom Manufacturing Services operation in Greensboro, North Carolina. The total purchase price of this transaction was $10.1 million and was paid in cash. The acquisition was accounted for as a purchase. Pro forma financial information has not been presented as the results of operations of the acquired business are not material to the Company's consolidated financial statements.

Note 6 - 1996 Supplemental Stock Plan

         Effective October 1996, the Company's board of directors reserved an additional 50,000 shares for issuance under the 1996 Supplemental Stock Option Plan (the "Supplemental Plan") for a total of 300,000 shares authorized. The Supplemental Plan permits only the grant of nonstatutory options and provides that options must have an exercise price at least equal to the fair market value of the Company's Common Stock on the date of grant. Options under the Supplemental Plan may be granted to employees and consultants, except that executive officers and directors may not be granted options under the Supplemental Plan.

         At January 31 1997, 292,751 shares were subject to options granted pursuant to the Supplemental Plan. The Company does not intend to issue additional options under the Supplemental Plan.

                              SANMINA CORPORATION

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         Sanmina Corporation ("Sanmina" or the "Company") is a leading independent provider of customized integrated electronics manufacturing services ("EMS"), including turnkey electronic assembly and manufacturing management services, to original equipment manufacturers ("OEM") in the electronics industry. Sanmina's electronic manufacturing services consist primarily of the manufacture of complex printed circuit board assemblies using surface mount ("SMT") and pin through-hole ("PTH") interconnection technologies, the manufacture of custom designed backplane assemblies, fabrication of complex multi-layer printed circuit boards, and testing and assembly of completed systems. In addition to assembly, turnkey manufacturing management also involves procurement and materials management, as well as consultation on printed circuit board design and manufacturability. Sanmina, through its Golden Eagle Systems ("Golden Eagle") subsidiary, which was acquired in January 1996, also manufactures custom cable assemblies for electronics industry OEMs.

         Sanmina's manufacturing and assembly plants are located in Northern California, Richardson, Texas, Manchester, New Hampshire, Raleigh, North Carolina, Guntersville, Alabama and Guaymas, Mexico. Golden Eagle's manufacturing facility is located in Carrollton, Texas. Sanmina plans to expand its operations internationally with the opening of an EMS facility in Dublin, Ireland area. Sanmina expects to open this facility in the first half of calendar 1997.

         Sanmina's operating results are affected by a number of factors, including timing of orders from major customers, mix of products ordered by and shipped to major customers, the volume of orders as related to the Company's capacity, ability to effectively manage inventory and fixed assets, timing of expenditures in anticipation of future sales, economic conditions in the electronics industry and the mix of products between backplane assemblies and printed circuit boards. Operating results can also be significantly influenced by development and introduction of new products by the Company's customers. From time to time, the Company experiences changes in the volume of sales to each of its principal customers, and operating results may be affected on a period-to-period basis by these changes. The Company's customers generally require short delivery cycles, and a substantial portion of the Company's backlog is typically scheduled for delivery within 120 days. Quarterly sales and operating results therefore depend in large part on the volume and timing of bookings received during the quarter, which are difficult to forecast. The Company's backlog also affects its ability to plan production and inventory levels, which could lead to fluctuations in operating results. In addition, a significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the Company's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock.

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

The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods.
A general recession in the electronics industry could have a material adverse effect on Sanmina's business, financial condition and results in operations.
In addition, the Company has no firm long-term volume commitments from its customers and over the last few years has experienced reduced lead-time in customer orders. In addition, customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced orders with new business cannot be assured. There can be no assurance that any of the Company's current customers will continue to use the Company's manufacturing services. The loss of one or more of the Company's principal customers, or reductions in sales to any of such customers, could have a material adverse effect on the Company's business, financial condition and results of operations.

         Sanmina has pursued, and intends to continue to pursue, business acquisition opportunities, particularly when these opportunities have the potential to enable Sanmina to increase its net sales while maintaining operating margin, access new geographic markets, implement Sanmina's vertical integration strategy and/or obtain facilities and equipment on terms more favorable than those generally available in the market. Acquisitions of companies and businesses and expansion of operations involves certain risks, including (i) the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale or other value, (ii) diversion of management's attention, (iii) difficulties in scaling up productions at new sites and coordinating management of operations at new sites and (iv) loss of key employees of acquired operations. No assurance can be given that the Company will not incur problems in integrating acquired operations, and there can be no assurance that the Company's recent acquisitions or any other future acquisition will result in a positive contribution to the Company's results of operations. Furthermore, there can be no assurance that the Company will realize value from any such acquisition which equals or exceeds the consideration paid. In addition, there can be no assurance that the Company will realize anticipated strategic and other benefits from expansion of existing operations to new sites. Any such problems could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, future acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense.

         This report contains forward-looking statements within the meaning of
Section 72A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's future results from operations could vary significantly from these contemplated by such forward-looking statements as a result of the factors described herein. The financial and other information contained herein should be read in conjunction with the Company's annual report to stockholders annual report on Form 10-K for the fiscal year ended September 30, 1996.

RESULTS OF OPERATIONS

         The following table sets forth, for the three months ended December 28, 1996 and December 30, 1995, certain items as a percentage of net sales. The table and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto which appear elsewhere in this report.

                                                                Three Months Ended
                                                            12/28/96           12/30/95
                                                           --------           --------
Net sales                                                     100.0%             100.0%
Cost of sales                                                  76.3               75.8
     Gross Profit                                              23.7               24.2
Selling, general and administrative                             6.1                6.5
Amortization                                                     .5                 .4
     Operating income                                          17.1               17.3
Interest income (expense)                                       (.2)                .3
     Income before income taxes                                16.9               17.6
Provision for income taxes                                      6.6                6.7
Net income                                                     10.3               10.9

         Sales for the first quarter of fiscal 1997 ended December 28, 1996 increased by 70% to $88.9 million from $52.2 million in the corresponding quarter of the prior year. This increase in net sales is due primarily to increased orders from existing customers, the addition of new customers and growth in the Company's assembly business. The overall increase in net sales reflects the continuing trend toward outsourcing within the electronics industry. For the first quarter of fiscal 1997, approximately 95% of the Company's net sales represented electronic assembly services with the remaining portion representing printed circuit board fabrication revenue.

         Gross margin decreased from 24.2% in the first quarter of fiscal 1996 to 23.7% in the first quarter of the current year. The decrease in gross margin for the first quarter of 1997 is a result of normal changes in the mix of products shipped to certain customers as well as normal changes in customer mix. The Company expects gross margins to fluctuate based on product mix and customer mix.

         In absolute dollars, operating expenses increased from $3.6 million in the first quarter of fiscal 1996 to $5.9 million in the first quarter of fiscal 1997. However, as a percentage of sales, operating expenses decreased to 6.6% in the first quarter of the current year from 6.9% in the first quarter of 1996. The dollar increase in selling and general and administrative expenses was primarily the result of increased expenditures to support higher sales volume. Further contributing to the absolute dollar increase in operating expenses for the first quarter of the current year is the amortization of goodwill incurred in the Golden Eagle acquisition. The first quarter of fiscal 1996 reflects goodwill amortization expense related to the Assembly Solutions, Inc. ("ASI") acquisition only, whereas the first quarter of the current year reflects amortization of goodwill for both the ASI and Golden Eagle acquisitions. The Company anticipates that operating expenses will increase in absolute dollars during the next few quarters due to projected additions to the sales force and other administrative expenditures to support higher sales volume. However, operating expenses as a percentage of sales are anticipated to remain relatively constant or decrease depending upon sales volume.

         For the first quarter of fiscal 1997 the Company reported net interest expense of $122,000 compared to net interest income of $151,000 for the corresponding quarter of last year. The decrease in net interest income during the current quarter was a result of a decrease in cash investments due primarily to the two acquisitions the Company made in November 1996 and, to a lesser extent, to the investment made by the Company during the first quarter of 1997 in manufacturing and assembly equipment and facilities.

         The Company's effective tax rates for the first quarter of fiscal 1997 increased to 39% from 38% for the corresponding period of the prior year. This increase primarily results from the smaller impact that the Company's tax credits have on taxable income as a result of the overall absolute dollar increase in the Company's pretax income.

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from operations for the three months ending December 28, 1996 was $9.6 million compared to $3.1 million for the first quarter of 1996. The increase between years primarily relates to an increase in net income between periods. Investing activities for the first quarter of the fiscal year 1997 primarily related to the November acquisition of certain assets of Lucent Technologies' Custom Manufacturing Services operation, as well as, the assets of Comptronix Corporation for which it paid a total of approximately $27.8 million in cash. Additionally, the Company purchased $4.5 million in equipment and leasehold improvements in the first three months of fiscal 1997. As a result of these transactions, working capital decreased to $139.9 million as of December 28, 1996 compared to $145.3 million at September 30, 1996.

         The Company anticipates that its working capital requirements will increase in order to support the anticipated higher volume of business. Additionally, the Company expects to make additional capital expenditures relating to facility and equipment enhancements in existing facilities. The Company has and will continue to evaluate potential acquisition opportunities. The Company currently has no pending agreements, commitments or understandings regarding any specific acquisition.

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

         Item 6:   Exhibits and Reports on Form 8-K

                   a)     Exhibits

                          EXHIBIT
                          NUMBER                   DESCRIPTION
                          --------                 -----------
                          27.1      Financial Data Schedule



                    b)    Reports on Form 8-K

                          On November 15, 1996, the Company filed a report on Form 8-K relating to its acquisition of the assets of Comptronix Corporation. On January 15, 1997, the company filed an amendment to this report on Form 8-K containing certain pro forma and other financial information required by Items 2 and 7 of Form 8-K.

                              SANMINA CORPORATION



                                   SIGNATURE



Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Sanmina Corporation
                                          (Registrant)


                                          Date:   February 6, 1997


                                          By:  /s/ RANDY FURR
                                               ------------------------
                                               President,
                                               Chief Operating Officer and
                                               Acting Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------
27.1                      Financial Data Schedule