Form 10-K405/A
period 1996-09-30
SANMINA CORP/DE
filed 1997-03-25
CIK 897723

================================================================================

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1996 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K. Certain information is incorporated into Parts II and IV of this report by reference to the Registrant's annual report to stockholders for the year ended September 30, 1996.
================================================================================

                                EXPLANATORY NOTE

     On December 24, 1996, Sanmina Corporation (the "Company") filed its Annual Report on Form 10-K for the fiscal year ended September 30, 1996, with the Securities and Exchange Commission (the "Commission").

     The Company is now filing with the Commission its first amended Annual Report on Form 10K/A, together with Exhibits 11.1 and 13 hereto. The two purposes for filing the amended Annual Report are: (1) to add Exhibit 11.1 (Statement of Computation of Earnings per share for the years ended September 30, 1996, 1995 and 1994); and (2) to amend Exhibit 13 thereto (Annual Report to Stockholders) to correct certain typographical errors.

     For ease of reference, this amended Annual Report contains all of the information required to be set forth in an Annual Report on Form 10-K.

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

            Telecommunications......................................    --     56%
            Networking (Data Communications)........................    --     20%
            Industrial and Medical Instrumentation..................    --     19%
            Computer Systems........................................    --      5%

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

     The executive officers of the Registrant, who are elected by the board of directors, are as follows:

       NAME           AGE                             POSITION
------------------    ----     -------------------------------------------------------
Jure Sola              45      Chairman and Chief Executive Officer
Randy W. Furr          42      President and Chief Operating Officer and Acting Chief
                               Financial Officer
Eric Naroian           34      Vice President of Sales
Michael Sparacino      42      Vice President of Marketing

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

     Consolidated Statements of Operations, Years Ended September 30, 1996, 1995 and 1994

     Consolidated Statements of Stockholders' Equity, Years Ended September 30, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows, Years Ended September 30, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

        2. Financial Statement Schedule

     The following financial statement schedule of Sanmina Corporation is filed as part of this report on Form 10-K/A and should be read in conjunction with the Financial Statements of Sanmina Corporation incorporated by reference herein:

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

     (c) Exhibits

 EXHIBIT
  NUMBER                                       DESCRIPTION
----------   --------------------------------------------------------------------------------
3.2*         Restated Certificate of Incorporation of Registrant.
3.3(1)       Bylaws of Registrant, as amended.
4.2(1)       Specimen Stock Certificate.
10.4(1)      Form of Indemnification Agreement.
10.2(4)      Amended 1990 Incentive Stock Plan.
10.3(1)      1993 Employee Stock Purchase Plan.
10.9(k)(2)   Amended and Restated Credit Agreement dated as of August 18, 1993 among Sanmina
             Corporation, Chemical Bank and other lenders.
10.9(k)(a)   Amendment dated July 27, 1995 to Amended and Restated Credit Agreement dated
             August 18, 1993.
10.9(1)(2)   Revolving Credit Note, $12,000,000.00, Chemical Bank.
10.10(1)     Lease for premises at 2109 O'Toole Avenue, Suites A-E, San Jose, California
             (Portion of Plant I).
10.11(1)     Lease for premises at 2101 O'Toole Avenue, San Jose, California (Portion of
             Plant I).
10.12(1)     Lease for premises at 2539 Scott Boulevard, Santa Clara, California (Plant III).
10.14(1)     Lease for premises at 2060-2068 Bering Drive, San Jose, California (Plant II).
10.15(1)     Lease for premises at 4220 Business Center Drive, Fremont, California (Plant V).
10.16(1)     Lease for premises at McCarthy Boulevard, Milpitas, California (Plant VI).
10.17(1)     Lease for premises at 2121 O'Toole Avenue, San Jose, California (Corporate
             Headquarters).
10.19(2)     Lease for premises at 1250 American Parkway, Richards, Texas (Plant VII).
10.20(2)     Lease for premises at 6453 Kaiser Drive, Fremont, California (Plant VIII).
10.21(3)     Asset Purchase Agreement dated September 28, 1994 between Registrant and
             Comptronix Corporation.
10.22(4)     Lease for premises at 355 East Trimble Road, San Jose, California.
10.23(5)     Stock Purchase Agreement dated May 31, 1995 between Sanmina Corporation,
             Assembly Solutions, Inc. and the principal stockholders of Assembly Solutions,
             Inc.
10.24(6)     Indenture dated August 15, 1995 between Registrant and Norwest Bank Minnesota,
             N.A. as Trustee.

 EXHIBIT
  NUMBER                                       DESCRIPTION
----------   --------------------------------------------------------------------------------
10.25(7)     Asset Purchase Agreement dated September 20, 1996 between Registrant and
             Comptronix Corporation.
11.1         Statement of Computation of Earnings Per Share for the Years Ended September 30,
             1996, 1995 and 1994.
13           Annual Report to Stockholders.
21*          Subsidiaries of the Registrant.
23*          Consent of Arthur Andersen LLP.
27*          Financial Data Schedule

---------------

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

* Incorporated by reference. Previously filed with Registrant's 10-K, File No. 000-21272, filed with the SEC on December 24, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 1997                      SANMINA CORPORATION

                                          By: /s/         JURE SOLA*
                                            ------------------------------------
                                            Jure Sola

                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                  SIGNATURE                               TITLE                     DATE
---------------------------------------------  ----------------------------  ------------------

               /s/ JURE SOLA*                  Chairman, Chief Executive     March 24, 1997
---------------------------------------------  Officer and Director
                  Jure Sola                    (Principal Executive
                                               Officer)
             /s/ RANDY W. FURR*                President and Chief           March 24, 1997
---------------------------------------------  Operating Officer, Acting
                Randy W. Furr                  Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

               /s/ NEIL BONKE*                 Director                      March 24, 1997
---------------------------------------------
                 Neil Bonke

              /s/ JOHN BOLGER*                 Director                      March 24, 1997
---------------------------------------------
                 John Bolger

         /s/ BERNARD VONDERSCHMITT*            Director                      March 24, 1997
---------------------------------------------
            Bernard Vonderschmitt

*By: /s/         RANDY FURR
     ---------------------------------
                Randy Furr
             Attorney In Fact

                                                                     SCHEDULE II

                              SANMINA CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                             BALANCE AT    CHARGED TO
                                            BEGINNING OF   COSTS AND                  BALANCE AT
                                               PERIOD       EXPENSES    DEDUCTIONS   END OF PERIOD
                                            ------------   ----------   ----------   -------------
                                                                (IN THOUSANDS)
Allowance for Doubtful Accounts and
  Returns
Fiscal year ended September 30, 1994......      $353          $271         $ --         $   624
Fiscal year ended September 30, 1995......      $624          $361         $ 56         $   929
Fiscal year ended September 30, 1996......      $929          $527         $ 38         $ 1,418

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

                                          ARTHUR ANDERSEN LLP

San Jose, California
October 23, 1997

                                  EXHIBIT INDEX




Exhibit #                         Description
---------                         -----------

    3.2                 Restated Certificate of Incorporation of Registrant

   11.1 Statement of Computation of Earnings Per Share for the Years Ended September 30, 1996, 1995 and 1994.

   13                   Annual Report to Stockholders

   21                   Subsidiaries of the Registrant

   23                   Consent of Arthur Andersen LLP

   27                   Financial Data Schedule