Form 10-Q
period 1997-03-29
SANMINA CORP/DE
filed 1997-05-13
CIK 897723

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended March 29, 1997

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Number of shares outstanding of the issuer's common stock, $0.01 par value, as of April 26, 1997: 17,077,365.

                               SANMINA CORPORATION


                                      INDEX




PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

         Condensed Consolidated Statements of Operations                    3

         Condensed Consolidated Balance Sheets                              4

         Condensed Consolidated Statements of Cash Flows                    5

         Notes to Interim Condensed Consolidated Financial Statements   6 - 7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 8 - 11




PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 12

Item 6.   Exhibits and Reports on Form 8-K                                  12

          Signature                                                         13

                               SANMINA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       in thousands, except per share data
                                   (unaudited)

                                                Three Months Ended          Six Months Ended
                                             -------------------------  ----------------------
                                              March 29,      March 30,  March 29,    March 30,
                                                1997            1996       1997        1996
                                             ----------    -----------  ---------    ---------
Net sales                                     $  96,700    $  63,222    $ 185,568    $ 115,392
Cost of sales                                    73,995       48,042      141,800       87,586
                                              ---------    ---------    ---------    ---------
     Gross profit                                22,705       15,180       43,768       27,806
                                              ---------    ---------    ---------    ---------
Operating expenses
     Selling, general and administrative          5,795        3,991       11,196        7,376
     Amortization of goodwill                       502          501        1,003          720
                                              ---------    ---------    ---------    ---------
     Total operating expenses                     6,297        4,492       12,199        8,096
                                              ---------    ---------    ---------    ---------
Income from operations                           16,408       10,688       31,569       19,710
Interest income, net                               (159)         (34)        (281)         117
                                              ---------    ---------    ---------    ---------
Income before provision for income taxes         16,249       10,654       31,288       19,827
Provision for income taxes                        6,336        4,049       12,201        7,535
                                              ---------    ---------    ---------    ---------
Net income                                    $   9,913    $   6,605    $  19,087    $  12,292
                                              =========    =========    =========    =========
Earnings per share:
     Primary                                  $    0.54    $    0.38    $    1.05    $    0.71
     Fully Diluted                            $    0.50    $    0.36    $    0.97    $    0.68

Shares used in computing per share amounts:
     Primary                                     18,212       17,455       18,144       17,343
     Fully Diluted                               21,271       20,632       21,269       20,481

See accompanying notes

                               SANMINA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  in thousands

                                                  March 29,   September 30,
                                                    1997          1996
                                                 -----------   ----------
        Assets                                   (unaudited)
Current assets:
        Cash and cash equivalents                 $  30,968    $  29,568
        Short-term investments                       66,899       85,374
        Accounts receivable, net                     45,336       30,421
        Inventories                                  45,998       32,109
        Deferred income taxes                         6,852        6,852
        Prepaid expenses and other                    1,433          999
                                                  ---------    ---------
        Total current assets                        197,486      185,323

Property, plant and equipment, net                   54,625       34,868
Deposits and other                                    9,171       10,350
                                                  ---------    ---------
                                                  $ 261,282    $ 230,541
                                                  =========    =========

Liabilities and Stockholders' Equity

Current liabilities:
        Accounts payable                          $  34,104    $  24,401
        Accrued liabilities                          12,511       10,209
        Income taxes payable                          3,791        5,404
                                                  ---------    ---------
        Total current liabilities                    50,406       40,014
                                                  ---------    ---------
Long-term liabilities
        Convertible subordinated notes               86,250       86,250
        Other liabilities                               514          592
                                                  ---------    ---------
        Total long-term liabilities                  86,764       86,842
                                                  ---------    ---------
Stockholders' equity:
        Common stock                                    170          169
        Additional paid-in capital                   62,952       61,520
        Unrealized gain (loss)                          (74)          19
        Retained earnings (accumulated deficit)      61,064       41,977
                                                  ---------    ---------
        Total stockholders' equity                  124,112      103,685
                                                  ---------    ---------
                                                  $ 261,282    $ 230,541
                                                  =========    =========

See accompanying notes

                               SANMINA CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  in thousands
                                   (unaudited)

                                                                                     Six Months Ended
                                                                                 -----------------------
                                                                                  March 29,    March 30,
                                                                                    1997        1996
                                                                                 -----------  ---------
Cash flows from operating activities:
         Net income                                                              $  19,087    $  12,292
         Adjustments to reconcile net income
          to cash provided by operating activities:
             Depreciation and amortization                                           5,978        3,656
             Loss on disposal of assets                                               --             24
             Changes in operating assets and liabilities, net of acquisitions:
                 Accounts receivable                                                (9,885)      (3,351)
                 Inventories                                                        (4,046)      (8,835)
                 Prepaid expenses, deposits and other                                 (258)         245
                 Accounts payable and accrued liabilities                           12,005        4,129
                 Income tax accounts                                                (1,612)         (98)
                                                                                 ---------    ---------
                           Cash provided by operating activities                    21,269        8,062
                                                                                 ---------    ---------
Cash flows from investing activities:
         Proceeds from maturities(purchases) of short-term investments              18,381      (42,860)
         Purchases of property and equipment                                       (11,851)     (12,572)
         Purchase of Golden Eagle Systems, Inc. net of cash acquired                  --         (5,287)
         Purchase of certain assets of  Comptronix Corporation                     (17,645)        --
         Purchase of certain assets of  Lucent Technologies'
           Custom Manufacturing Operations                                         (10,109)        --
                                                                                 ---------    ---------
                           Cash used for investing activities                      (21,224)     (60,719)
                                                                                 ---------    ---------
Cash flows from financing activities:
         Payment of long-term liabilities                                              (78)        (146)
         Proceeds from sale of common stock                                          1,433        1,308
                                                                                 ---------    ---------
                           Cash provided by  financing activities                    1,355        1,162
                                                                                 ---------    ---------
Increase in cash and cash equivalents                                                1,400      (51,495)
Cash and cash equivalents at beginning of period                                    29,568      107,290
                                                                                 ---------    ---------
Cash and cash equivalents at end of period                                       $  30,968    $  55,795
                                                                                 ---------    ---------


See accompanying notes

                               SANMINA CORPORATION

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - Basis of Presentation

         The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation. All adjustments are of a normal recurring nature.

         The results of operations for the three or six months ended March 29, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

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

Note 3 - Inventories

         The components of inventories are as follows (in thousands):

                                           March 29,   September 30,
                                             1997         1996
                                          ----------   -------------
     Raw materials                           $26,022      $13,797
     Work-in-process                          10,744       10,986
     Finished goods                            9,232        7,326
                                             -------      -------
                                             $45,998      $32,109
                                             =======      =======

Note 4 - Earnings per Share

         Primary earnings per share are computed using the weighted average number of shares of common and dilutive common stock equivalent shares from stock options (using the treasury stock method). Fully diluted earnings per share include the dilutive effect from the assumed conversion of the Company's outstanding convertible subordinated notes.

         In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," which is required to be adopted by the Company in its first quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings will be replaced with diluted earnings per share. Under basic earnings per share, the dilutive effect of stock options will be excluded. The Company has not yet quantified the effect of adopting SFAS 128.

Note 5 - Acquisitions

         On November 1, 1996, the Company purchased the assets of Comptronix Corporation, a contract manufacturing company based in Guntersville, Alabama, for cash consideration of $17.6 million. The transaction was accounted for as a purchase. The assets include Comptronix' plant and equipment located in Guntersville, its Guaymas, Mexico operations, customer contracts, inventories and accounts receivable. The acquisition was accounted for as a purchase. Accordingly, the results of operations for the three and six months ended March 29, 1997 include the results of operations of this business from the date of acquisition forward.

         The unaudited pro forma financial information for the six months ended March 29, 1997 and March 30, 1996 is presented below and assume the acquisition occurred as of the beginning of each of the periods presented (in thousands):

                                       Six Months Ended
                                   -----------------------
                                   March 29,     March 30,
                                     1997          1996
                                   --------      ---------
     Revenue                       $188,913      $161,578
     Net income                    $ 17,688      $ 10,161
     Net income per share:
          Primary                  $   0.97      $   0.59
          Fully diluted            $   0.91      $   0.57
      Weighted average common
      shares outstanding:
          Primary                    18,144        17,343
          Fully diluted              21,269        20,481

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

                               SANMINA CORPORATION

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         Sanmina Corporation ("Sanmina" or the "Company") is a leading independent provider of customized integrated electronics manufacturing services ("EMS"), including turnkey electronic assembly and manufacturing management services, to original equipment manufacturers ("OEM") in the electronics industry. Sanmina's electronics manufacturing services consist primarily of the manufacture of complex printed circuit board assemblies using surface mount ("SMT") and pin through-hole ("PTH") interconnection technologies, the manufacture of custom designed backplane assemblies, fabrication of complex multi-layer printed circuit boards, and testing and assembly of completed systems. In addition to assembly, turnkey manufacturing management also involves procurement and materials management, as well as consultation on printed circuit board design and manufacturability. Sanmina, through its Golden Eagle Systems ("Golden Eagle") subsidiary, which was acquired in January 1996, also manufactures custom cable assemblies for electronics industry OEMs.

         Sanmina's manufacturing and assembly plants are located in Northern California, Richardson, Texas, Manchester, New Hampshire, Raleigh, North Carolina, Guntersville, Alabama and Guaymas, Mexico. Golden Eagle's manufacturing facility is located in Carrollton, Texas. Sanmina is in the process of expanding its operations internationally with the planned opening of a new facility in Dublin, Ireland. The scheduled opening date for the Dublin, Ireland facility is May 1997.

         Sanmina's operating results are affected by a number of factors, including timing of orders from major customers, mix of products ordered by and shipped to major customers, the volume of orders as related to the Company's capacity, ability to effectively manage inventory and fixed assets, timing of expenditures in anticipation of future sales and the economic conditions in the electronics industry. Operating results can also be significantly influenced by development and introduction of new products by the Company's customers. From time to time, the Company experiences changes in the volume of sales to each of its principal customers, and operating results may be affected on a period-to-period basis by these changes. The Company's customers generally require short delivery cycles, and a substantial portion of the Company's backlog is typically scheduled for delivery within 120 days. Quarterly sales and operating results therefore depend in large part on the volume and timing of bookings received during the quarter, which are difficult to forecast. The Company's backlog also affects its ability to plan production and inventory levels, which could lead to fluctuations in operating results. In addition, a significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the Company's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock.

         Sanmina's customers are manufacturers in the telecommunications, networking (data communications), industrial and medical instrumentation and computer systems segments of the electronics industry. These industry segments, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products being manufactured by the Company could adversely affect the Company's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A general recession in the electronics industry could have a material adverse effect on Sanmina's business, financial condition and results in operations. In addition, the Company has no firm long-term volume commitments from its customers and over the last few years has experienced reduced lead-time in customer orders. In addition, customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced orders with new business cannot be assured. There can be no assurance that any of the Company's current customers will continue to use the Company's manufacturing services. The loss of one or more of the Company's principal customers, or reductions in sales to any of such customers, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the three and six months ended March 29, 1997 and March 30, 1996, certain items as a percentage of net sales. The table and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto which appear elsewhere in this report.

                                          Three Months Ended          Six Months Ended
                                         ---------------------     ---------------------
                                         3/29/97      3/30/96      3/29/97      3/30/96
                                          -------      -------     --------      -------
Net sales                                  100.0%       100.0%       100.0%       100.0%
Cost of sales                               76.5         76.0         76.4         75.9
     Gross Profit                           23.5         24.0         23.6         24.1
Selling, general and administrative          6.0          6.3          6.0          6.4
Amortization                                  .5           .8           .6           .6
     Operating income                       17.0         16.9         17.0         17.1
Interest income (expense)                    (.2)         (.1)         (.1)          .1
     Income before income taxes             16.8         16.8         16.9         17.2
Provision for income taxes                   6.5          6.4          6.6          6.5
Net income                                  10.3         10.4         10.3         10.7

        Sales for the second quarter ended March 29, 1997 increased by 53% to $96.7 million from $63.2 million in the corresponding quarter of the prior year. Sales for the six months ended March 29, 1997 increased by 61% to $185.6 million from $115.4 million in the same period of the prior year. The increase in net sales were due primarily to increased shipments of EMS assemblies to both existing and new customers. The overall increase in net sales reflects the continuing trend toward outsourcing within the electronics industry. Also contributing to the increase in sales for the second quarter and the first six months ended March 29, 1997, were revenues from customers obtained as a result of the Comptronix and Lucent Technologies' CMS acquisitions, both of which occurred in November 1996. For the second quarter of fiscal 1997, and the six months ended March 29, 1997, approximately 94% and 95%, respectively, of the Company's net sales represented value-added assembly shipments with the remaining portion consisting of printed circuit board fabrication shipments.

         Gross margin decreased from 24.0% in the second quarter of fiscal 1996 to 23.5% in the second quarter of the current year. Gross margin decreased from 24.1% for the first six months of fiscal 1996 to 23.6% for the first six months of the current year. The decrease in gross margin for the second quarter and the first six months of fiscal 1997 are a result of normal changes in the mix of products shipped to certain customers, normal changes in customer mix, and the timing of expenditures for start-up operations for the Company's new facility in the Dublin, Ireland area. The Company expects gross margins to fluctuate based on product mix and customer mix.

         In absolute dollars, operating expenses increased from $4.5 million in the second quarter of fiscal 1996 to $6.3 million in the second quarter of fiscal 1997. However, as a percentage of sales, operating expenses decreased from 7.1% in the second quarter of 1996 to 6.5% in the second quarter of the current year. For the six months, operating expenses in absolute dollars increased from $8.1 million in fiscal 1996 to $12.2 million in fiscal 1997 and operating expenses as a percentage of sales decreased from 7.0% for the first six months of fiscal 1996 to 6.6% for the first six months of fiscal 1997. Operating margin increased as a percentage of sales from 16.9% in the second quarter of fiscal 1996 to 17.0% in the second quarter of the current year, and operating margin decreased as a percentage of sales from 17.1% for the first six months of fiscal 1996 to 17.0% for the first six months of fiscal 1997. The dollar increase in selling and general and administrative expenses was primarily the result of increased expenditures to support higher sales volume. Further contributing to the absolute dollar increase in operating expenses for the first six months of the current year is the amortization of goodwill incurred in the Golden Eagle acquisition. The first six months of fiscal 1996 reflects goodwill amortization expense related to the Assembly Solution, Inc. ("ASI") acquisition and three months of goodwill amortization relating to Golden Eagle, whereas, the first six months of the current year reflects six months of amortization of goodwill for both the ASI and Golden Eagle acquisitions. The Company anticipates that operating expenses will increase in absolute dollars during the next few quarters due to projected additions to the sales force and other administrative expenditures to support higher sales volume. However, operating expenses as a percentage of sales are anticipated to remain relatively constant or decrease depending upon sales volume.

        For the second quarter of fiscal 1997 the Company reported net interest expense of $159,000 compared to net interest expense of $34,000 for the corresponding quarter of last year. For the first six months of fiscal 1997 the Company reported net interest expense of $281,000 compared to a net interest income of $117,000 for the first six months of fiscal 1996. The additional net interest expense during the current quarter and the change from net interest income to net interest expense for the six month period was a result of a decrease in cash investments due primarily to the two acquisitions the Company made in November 1996 and, to a lesser extent, to the investment made by the Company during fiscal 1997 in manufacturing and assembly equipment and facilities.

         The Company's effective tax rates for the second quarter and first six months of fiscal 1997 increased to 39% from 38% for the corresponding periods of the prior year. This increase primarily results from the smaller impact that the Company's tax credits have on taxable income as a result of the overall absolute dollar increase in the Company's pretax income.

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from operations for the six months ending March 29, 1997 was $21.3 million compared to $8.1 million for the same period of fiscal 1996. The increase between years primarily relates to an increase in net income between periods. Investing activities for the first six months of the fiscal year 1997 primarily related to the November, 1996 acquisitions of certain assets of Lucent Technologies' Custom Manufacturing Services operation, as well as, the assets of Comptronix Corporation for which it paid a total of approximately $27.8 million in cash. Additionally, the Company purchased $11.9 million in equipment and leasehold improvements in the first six months of fiscal 1997. Working capital increased to $147.1 million as of March 29, 1997, compared to $145.3 million at September 30, 1996.

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

         Item 4:  Submission of Matters to a Vote of Security Holders

                  On January 31, 1997, the Company held its 1997 Annual Meeting of Stockholders. The matters voted upon at the meeting and the vote with respect to each such matter are set forth below:

                  1. Election of Jure Sola, John Bolger, Neil Bonke, Bernard Vonderschmitt and Mario Rosati as Directors of the
                      Company:

                                                        For           Withheld
                                                        ---           --------
                      Jure Sola                      14,823,588        14,334
                      John Bolger                    14,823,588        14,334
                      Neil Bonke                     14,823,588        14,334
                      Bernard Vonderschmitt          14,823,588        14,334
                      Mario Rosati                   14,823,588        14,334

                  2. Approval of an amendment to the Company's 1990 Incentive Stock Plan to increase the number of shares reserved for issuance thereunder:

                      For: 12,638,497    Against: 744,377   Abstain: 16,779

                  3. Ratification of the appointment of Arthur Andersen LLP as the independent public accountants of the Company for the fiscal year ending September 30, 1997:

                      For: 14,830,273    Against: 2,968     Abstain: 4,681


         Item 6:  Exhibits and Reports on Form 8-K

                  a)       Exhibits

                       Exhibit
                       Number           Description
                       ------           -----------

                        27.1      Financial Data Schedule


                  b)       Reports on Form 8-K

                           None

                               SANMINA CORPORATION

                                    SIGNATURE

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Sanmina Corporation
                                     (Registrant)


                                      Date:   May 12, 1997


                                            Randy Furr
                                       By:  _____________________________
                                            Randy Furr
                                            President,
                                            Chief Operating Officer and
                                            Acting Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number           Description
------           -----------

 27.1      Financial Data Schedule