Form 10-Q
period 1997-06-28
SANMINA CORP/DE
filed 1997-07-30
CIK 897723

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-Q

                               ------------------

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                  For the quarterly period ended June 28, 1997

                                       or

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

         Number of shares outstanding of the issuer's common stock, $0.01 par value, as of July 26, 1997: 17,177,353.

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

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      in thousands, except per share data
                                  (unaudited)

                                                          Three Months Ended                        Nine Months Ended
                                                     -----------------------------           -----------------------------

                                                     June 28,             June 29,           June 28,             June 29,
                                                       1997                1996                1997                 1996
                                                     -----------------------------           -----------------------------
Net sales                                            $ 105,406           $  71,182           $ 290,974           $ 186,574
Cost of sales                                           80,833              54,158             222,633             141,744
                                                     -----------------------------           -----------------------------

     Gross profit                                       24,573              17,024              68,341              44,830
                                                     -----------------------------           -----------------------------

Operating expenses
     Selling, general and administrative                 6,250               4,462              17,446              11,838
     Amortization of goodwill                              501                 501               1,504               1,221
                                                     -----------------------------           -----------------------------

     Total operating expenses                            6,751               4,963              18,950              13,059
                                                     -----------------------------           -----------------------------

Operating income                                        17,822              12,061              49,391              31,771

Interest income (expense), net                             (85)                (46)               (366)                 71
                                                     -----------------------------           -----------------------------

Income before provision for income taxes                17,737              12,015              49,025              31,842

Provision for income taxes                               6,917               4,563              19,118              12,098
                                                     -----------------------------           -----------------------------

NET INCOME                                           $  10,820           $   7,452           $  29,907           $  19,744
                                                     =============================           =============================

Earnings per share:
     Primary                                         $    0.59           $    0.42           $    1.64           $    1.13
     Fully Diluted                                   $    0.54           $    0.40           $    1.51           $    1.07


Shares used in computing per share amounts:
     Primary                                            18,354              17,730              18,214              17,472
     Fully Diluted                                      21,547              20,790              21,362              20,584


See accompanying notes.

                              SANMINA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  in thousands



                                                      June 28,       September 30,
                                                        1997             1996
                                                    -----------      -------------
                                                    (unaudited)
    ASSETS

    Current assets:
         Cash and cash equivalents                    $ 34,754          $ 29,568
         Short-term investments                         68,054            85,374
         Accounts receivable, net                       51,484            30,421
         Inventories                                    50,466            32,109
         Deferred income taxes                           6,852             6,852
         Prepaid expenses and other                        903               999
                                                      --------          --------

         Total current assets                          212,513           185,323

    Property, plant and equipment, net                  60,215            34,868
    Deposits and other                                   8,577            10,350
                                                      --------          --------

                                                      $281,305          $230,541
                                                      ========          ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
         Accounts payable                             $ 39,011          $ 24,401
         Accrued liabilities                            15,606            10,209
         Income taxes payable                            2,716             5,404
                                                      --------          --------

         Total current liabilities                      57,333            40,014
                                                      --------          --------

    Long-term liabilities
         Convertible subordinated notes                 86,250            86,250
         Other liabilities                                 250               592
                                                      --------          --------

         Total long-term liabilities                    86,500            86,842
                                                      --------          --------

    Stockholders' equity:
         Common stock                                      172               169
         Additional paid-in capital                     65,384            61,520
         Unrealized gain                                    32                19
         Retained earnings                              71,884            41,977
                                                      --------          --------
         Total stockholders' equity                    137,472           103,685
                                                      --------          --------

                                                      $281,305          $230,541
                                                      ========          ========

See accompanying notes.

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  in thousands
                                  (unaudited)

                                                                           Nine Months Ended
                                                                      -----------------------------
                                                                       June 28,            June 29,
                                                                         1997               1996
                                                                      ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $  29,907           $  19,744
     Adjustments to reconcile net income
      to cash provided by operating activities:
         Depreciation and amortization                                    9,333               5,778
         Loss on disposal of assets                                         123                  25
         Changes in operating assets and liabilities, net of
           acquisitions:
             Accounts receivable                                        (16,034)             (4,572)
             Inventories                                                 (8,514)            (11,734)
             Prepaid expenses, deposits and other                           364                 458
             Accounts payable and accrued liabilities                    20,008               4,894
             Income tax accounts                                         (2,688)              3,715
                                                                      ---------           ---------
                Cash provided by operating activities                    32,499              18,308
                                                                      ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities (purchases) of short-term investments      17,333             (64,370)
     Purchases of property and equipment                                (20,417)            (18,211)
     Purchase of Golden Eagle Systems, Inc. net of cash acquireed          --                (5,287)
     Purchase of certain assets of Comptronix Corporation               (17,645)               --
     Purchase of certain assets of Lucent Technologies'
       custom manufacturing operations                                  (10,109)               --
                                                                      ---------           ---------
                Cash used for investing activities                      (30,838)            (87,868)
                                                                      ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment on line of credit                                             --                (1,529)
     Payment of long-term liabilities                                      (342)               (367)
     Proceeds from sale of common stock                                   3,867               1,783
                                                                      ---------           ---------
                Cash provided by financing activities                    3,525                 (113)
                                                                      ---------           ---------
Increase in cash and cash equivalents                                     5,186             (69,673)
                                                                      ---------           ---------
Cash and cash equivalents at beginning of period                         29,568             107,290
                                                                      ---------           ---------
Cash and cash equivalents at end of period                            $  34,754           $  37,617
                                                                      ---------           ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid (refunded) during the period for:
       Interest                                                            --                  --
       Income Taxes                                                        --                  --

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

         The results of operations for the three or nine months ended June 28, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

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

Note 3 - Inventories

         The components of inventories are as follows (in thousands):

                                                   June 28,           September 30,
                                                     1997                  1996
                                                    -------              -------
         Raw materials                              $28,977              $13,797
         Work-in-process                             10,982               10,986
         Finished goods                              10,507                7,326
                                                    -------              -------
                                                    $50,466              $32,109
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

Note 5 - Acquisitions

         On November 1, 1996, the Company purchased the assets of Comptronix Corporation, a contract manufacturing company based in Guntersville, Alabama, for cash consideration of $17.6 million. The transaction was accounted for as a purchase. The assets include Comptronix' plant and equipment located in Guntersville, its Guaymas, Mexico operations, customer contracts, inventories and accounts receivable. The acquisition was accounted for as a purchase. Accordingly, the results of operations for the three and nine months ended June 28, 1997 include the results of operations of this business from the date of acquisition.

         The unaudited pro forma financial information for the nine months ended June 28, 1997 and June 29, 1996 is presented below and assume the acquisition occurred as of the beginning of each of the periods presented (in thousands):

                                                           Nine Months Ended
                                                     June 28,           June 29,
                                                       1997               1996
                                                     --------           --------
              Revenue                                $294,319           $250,528
              Net income                             $ 28,507           $ 15,314
              Net income per share:
                   Primary                           $   1.57           $   0.88
                   Fully diluted                     $   1.45           $   0.86
              Weighted average common
                shares outstanding:
                   Primary                             18,214             17,472
                   Fully diluted                       21,362             20,584

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

Note 6 - Subsequent Event

         On July 22, 1997, Sanmina entered into a definitive agreement to merge with Elexsys International, Inc. ("Elexsys"). The merger is subject to several conditions, including approval of Elexsys shareholders. The agreement calls for an exchange of Elexsys stock for Sanmina stock with a current fair market value of approximately $220 million.

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

         Sanmina's manufacturing and assembly plants are located in Northern California, Richardson, Texas, Manchester, New Hampshire, Raleigh, North Carolina, Guntersville, Alabama and Guaymas, Mexico. Golden Eagle's manufacturing facility is located in Carrollton, Texas. Sanmina has expanded its operations internationally with the opening of a new facility in Dublin, Ireland in June 1997.

         Sanmina's operating results are affected by a number of factors, including timing of orders from major customers, mix of products ordered by and shipped to major customers, the volume of orders as related to the Company's capacity, ability to effectively manage inventory and fixed assets, timing of expenditures in anticipation of future sales and the economic conditions in the electronics industry. Operating results can also be significantly influenced by development and introduction of new products by the Company's customers. From time to time, the Company experiences changes in the volume of sales to each of its principal customers, and operating results may be affected on a period- to-period basis by these changes. The Company's customers generally require short delivery cycles, and a substantial portion of the Company's backlog is typically scheduled for delivery within 120 days. Quarterly sales and operating results therefore depend in large part on the volume and timing of bookings received during the quarter, which are difficult to forecast. The Company's backlog also affects its ability to plan production and inventory levels, which could lead to fluctuations in operating results. In addition, a significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the Company's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock.

         Sanmina's customers are manufacturers in the telecommunications, networking (data communications), industrial and medical instrumentation and computer systems segments of the electronics industry. These industry segments, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products eing manufactured by the Company could adversely affect the Company's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A general recession in the electronics industry could have a material adverse effect on Sanmina's business, financial condition and results in operations. In addition, the Company has no firm long-term volume commitments from its customers and over the last few years has experienced reduced lead-time in customer orders. In addition, customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced orders with new business cannot be assured. There can be no assurance that any of the Company's current customers will continue to use the Company's manufacturing services. The loss of one or more of the Company's principal customers, or reductions in sales to any of such customers, could have a material adverse effect on the Company's business, financial condition and results of operations.

         Sanmina has pursued, and intends to continue to pursue, business acquisition opportunities, particularly when these opportunities have the potential to enable Sanmina to increase its net sales while maintaining operating margin, access new geographic markets, implement Sanmina's vertical integration strategy and/or obtain facilities and equipment on terms more
favorable than those generally available in the market.    In this regard, on
July 22, 1997, Sanmina entered into an Agreement and Plan of Merger with Elexsys International, Inc. ("Elexsys") providing for the acquisition of Elexsys by Sanmina in a stock-for-stock merger transaction under which each share of Elexsys Common Stock would be converted into 0.33 shares of Sanmina Common Stock. The acquisition is subject to approval by stockholders of Elexsys, expiration of applicable federal Hart-Scott-Rodino pre-merger notification waiting periods and certain other conditions. Accordingly, there can be no assurance that the acquisition of Elexsys will be completed as scheduled or at all. Acquisitions of companies and businesses and expansion of operations involves certain risks, including (i) the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale or other value, (ii) diversion of management's attention, (iii) difficulties in scaling up productions at new sites and coordinating management of operations at new sites and (iv) loss of key employees of acquired operations. No assurance can be given that the Company will not incur problems in integrating acquired operations, and there can be no assurance that the Company's recent acquisitions, the planned acquisition of Elexsys or any other future acquisition will result in a positive contribution to the Company's results of operations. Furthermore, there can be no assurance that the Company will realize value from any such acquisition which equals or exceeds the consideration paid. In addition, there can be no assurance that the Company will realize anticipated strategic and other benefits from expansion of existing operations to new sites. Any such problems could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the three and nine months ended June 28, 1997 and June 29, 1996, certain items as a percentage of net sales. The table and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto which appear elsewhere in this report.

                                                Three Months Ended                 Nine Months Ended
                                             6/28/97          6/29/96          6/28/97         6/29/96
                                             -------          -------         -------           -------
Net sales                                      100.0%           100.0%          100.0%           100 .0
Cost of sales                                   76.7             76.1            76.5              76.0
     Gross Profit                               23.3             23.9            23.5              24.0
Selling, general and administrative              5.9              6.3             6.0              6 .3
Amortization                                      .5               .7              .5                .7
     Operating income                           16.9             16.9            17.0              17.0
Interest income (expense)                        (.1)              --             (.1)               .1
     Income before income taxes                 16.8             16.9            16.9              17.1
Provision for income taxes                       6.5              6.4             6.6               6.5
Net income                                      10.3             10.5            10.3              10.6

         Sales for the third quarter ended June 28, 1997 increased by 48% to $105.4 million from $71.2 million in the corresponding quarter of the prior year. Sales for the nine months ended June 28, 1997 increased by 56% to $291.0 million from $186.6 million in the same period of the prior year. The increases in net sales were due primarily to increased shipments of EMS assemblies to both existing and new customers. The overall increase in net sales reflects the continuing trend toward outsourcing within the electronics industry. Also contributing to the increase in sales for the third quarter and the first nine months ended June 28, 1997, were revenues from customers obtained as a result of the Comptronix and Lucent Technologies CMS acquisitions, both of which were completed in November 1996. For both the third quarter of fiscal 1997, and the nine months ended June 28, 1997, approximately 95% of the Company's net sales represented value-added assembly shipments with the remaining portion consisting of printed circuit board fabrication shipments.

         Gross margin decreased from 23.9% in the third quarter of fiscal 1996 to 23.3% in the third quarter of the current year. Gross margin decreased from 24.0% for the first nine months of fiscal 1996 to 23.5% for the first nine months of the current year. The decrease in gross margins for the third quarter and the first nine months of fiscal 1997 are a result of normal changes in the mix of products shipped to certain customers, normal changes in customer mix, and the timing of expenditures for start-up operations for the Company's new facility in the Dublin, Ireland area. The Company expects gross margins to fluctuate based on product mix and customer mix.

         In absolute dollars, operating expenses increased from $5.0 million in the third quarter of fiscal 1996 to $6.8 million in the third quarter of fiscal 1997. However, as a percentage of sales, operating expenses decreased from 7.0% in the third quarter of 1996 to 6.4% in the third quarter of the current year. For the nine months, operating expenses in absolute dollars increased from $13.1 million in fiscal 1996 to $19.0 million in fiscal 1997 and operating expenses as a percentage of sales decreased from 7.0% for the first nine months of fiscal 1996 to 6.5% for the first nine months of fiscal 1997. Operating margins remained the same as a percentage of sales at 16.9% for both the third quarter of fiscal 1996 and the third quarter of the current year, and the operating margins also remained consistent as a percentage of sales at 17.0% for the first nine months of fiscal 1996 and for the first nine months of fiscal 1997. These relatively constant operating margins, notwithstanding the small percentage decrease in gross margins during these periods, reflect the Company's strategy of seeking to grow revenues while maintaining operating margins at relatively constant levels. The dollar increase in selling and general and administrative expenses was primarily the result of increased expenditures to support higher sales volume. Further contributing to the absolute dollar increase in operating expenses for the first nine months of the current year is the amortization of goodwill incurred in the Golden Eagle acquisition. The first nine months of fiscal 1996 reflects goodwill amortization expense related to the Assembly Solution, Inc.

("ASI") acquisition and six months of goodwill amortization relating to Golden Eagle, whereas, the first nine months of the current year reflects nine months of amortization of goodwill for both the ASI and Golden Eagle acquisitions. The Company anticipates that operating expenses will increase in absolute dollars during the next few quarters due to projected additions to the sales force and other administrative expenditures to support higher sales volume. However, operating expenses as a percentage of sales are anticipated to remain relatively constant or decrease depending upon sales volume.

         For the third quarter of fiscal 1997 the Company reported net interest expense of $85,000 compared to net interest expense of $46,000 for the corresponding quarter of last year. For the first nine months of fiscal 1997 the Company reported net interest expense of $366,000 compared to a net interest income of $71,000 for the first nine months of fiscal 1996. The additional net interest expense during the current quarter and the change from net interest income to net interest expense for the nine month period was a result of a decrease in cash investments due primarily to the two acquisitions the Company made in November 1996 and, to a lesser extent, to the investment made by the Company during fiscal 1997 in manufacturing and assembly equipment and facilities.

         The Company's effective tax rates for the third quarter and first nine months of fiscal 1997 increased to 39% from 38% for the corresponding periods of the prior year. This increase primarily results from the smaller impact that the Company's tax credits have on taxable income as a result of the overall absolute dollar increase in the Company's pretax income.

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from operations for the nine months ending June 28, 1997 was $32.5 million compared to $18.3 million for the same period of fiscal 1996. The increase between years primarily relates to an increase in net income between periods. Investing activities for the first nine months of the fiscal year 1997 primarily related to the November 1996 acquisitions of certain assets of Lucent Technologies CMS operations, and Comptronix Corporation for which the Company paid a total of approximately $27.8 million in cash. Additionally, the Company purchased $20.4 million in equipment and leasehold improvements in the first nine months of fiscal 1997. Working capital increased to $155.2 million as of June 28, 1997, compared to $145.3 million at September 30, 1996.

         The Company anticipates that its working capital requirements will increase in order to support anticipated volumes of business. Additionally, the Company expects to make additional capital expenditures relating to facility and equipment enhancements in existing facilities. Future liquidity needs will be dependent upon, among other factors, the extent of capital investments made by the Company in plant and equipment, working capital needs of acquired businesses, levels of shipments by the Company and changes in volumes of business and other factors. The Company believes that its existing cash resources, together with cash generated from operations, will be sufficient to meet the Company's liquidity and working capital requirements through at least the end of the current fiscal year.

                              SANMINA CORPORATION


PART II.      OTHER INFORMATION

      Item 1: Legal Proceedings

              The Company is not currently a party to any material pending legal proceedings.


      Item 6: Exhibits and Reports on Form 8-K

              a)     Exhibits

                Exhibit
                 Number           Description

                  10.0 Agreement and Plan of Merger dated July 22, 1997, among Registrant, Sanmina Acquisition Subsidiary, Inc. and Elexsys International, Inc.

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


                                             Date:   July 29, 1997



                                             By:  _____________________________
                                                  Randy Furr
                                                  President,
                                                  Chief Operating Officer and
                                                  Acting Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

         EXHIBIT NO.                      DESCRIPTION
         -----------                      -----------

         10.0 Agreement and Plan of Merger dated July 22, 1997, among Registrant, Sanmina Acquisition Subsidiary, Inc. and Elexsys International, Inc.

         27.1                     Financial Data Schedule