Form 10-K405
period 1997-09-30
SANMINA CORP/DE
filed 1997-12-22
CIK 897723

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------.

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 954-5500
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $1,385,072,000 as of September 30, 1997, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of September 30, 1997, the Registrant had outstanding 17,317,842 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1998 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K. Certain information is incorporated into Parts II and IV of this report by reference to the Registrant's annual report to stockholders for the year ended September 30, 1997.
================================================================================

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

     Sanmina's customers include leading OEMs in the telecommunications, networking (data communications), industrial and medical instrumentation and computer systems sectors. Sanmina's manufacturing and assembly plants are located in Northern California, Richardson, Texas, Manchester, New Hampshire, Durham, North Carolina and Guntersville, Alabama. Golden Eagle's manufacturing facility is located in Carrollton, Texas. In addition, as a result of Sanmina's recent acquisition of Elexsys International, Inc. ("Elexsys"), Sanmina has added new manufacturing and assembly plants in Northern California, Southern California, Nashua, New Hampshire and Peterborough, England. Sanmina has also recently expanded its operations internationally with the opening of a new EMS facility in the Dublin, Ireland area in June 1997.

     Sanmina was formed in 1989 to acquire the printed circuit board and backplane operations of its predecessor company, which has been in the printed circuit board and backplane business since 1980. Sanmina's principal offices are located at 355 East Trimble Road, San Jose, California 95131. Sanmina's telephone number is (408) 954-5500. The Company's former main telephone number,
(408) 435-8444, remains in service.

     Sanmina and the Sanmina logo are trademarks of the Company. Trademarks of other corporations are also referred to in this report.

     This Report on Form 10-K contains certain forward looking statements regarding future events with respect to the Company. Actual events and/or future results of operations may differ materially as a result of the factors described herein and in the documents incorporated herein by reference, including, in particular, those factors described under "Factors Affecting Operating Results."

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

     The total estimated 1997 market for the EMS industry is $34 billion for the United States and Canada. Sanmina primarily markets its manufacturing services to electronics industry OEMs in the United States and Canada. The United States EMS industry is highly fragmented, with several large manufacturers with over $500 million in annual revenues, and numerous other manufacturers with annual revenues from under $10 million to several hundred million dollars. Industry sources estimate that the United States sales of backplane assemblies and printed circuit boards in 1997 were $1.4 billion and $8.5 billion respectively, and approximately 40% of backplane assemblies and 10% of printed circuit boards were accounted for by OEM in-house ("captive") production. In addition, industry sources estimate that the total merchant market for custom cable and wiring harness assemblies is $6.5 billion. In June 1997, Sanmina opened an EMS facility in Dublin, Ireland to service the European market, principally western Europe. The total EMS market for Western Europe in 1997 was estimated at $13.5 billion.

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

     - Geographic expansion of manufacturing facilities. Since 1993, Sanmina has significantly expanded and upgraded its operations through the opening of and acquisition of new facilities in Richardson, Texas, San Jose, California, Manchester, New Hampshire and Durham, North Carolina. In November 1996, Sanmina acquired the former Comptronix Corporation contract manufacturing facilities located in Guntersville, Alabama and, in November 1997, Sanmina acquired Elexsys, which has facilities in Northern and Southern California, New Hampshire and England. These facilities provide the Company with operations in key geographic markets for the electronics industry. In June 1997, Sanmina opened an EMS facility in the Dublin, Ireland area to serve customers in the European market. Sanmina will continue to aggressively and opportunistically pursue future expansion opportunities in other markets.

     - Aggressive pursuit of acquisition opportunities. Sanmina's strategy involves the pursuit of business acquisition opportunities, particularly when these opportunities have the potential to enable Sanmina to increase its net sales while maintaining operating margin, access new geographic markets, implement Sanmina's vertical integration strategy and/or obtain facilities and equipment on terms more favorable than those generally available in the market. This strategy led to the acquisitions of Sanmina's San Jose EMS operations, Manchester and Guntersville EMS operations and Sanmina's custom cable operations through its acquisition of Golden Eagle. In addition, in November 1996, Sanmina acquired certain assets of the custom manufacturing services division of Lucent Technologies, including equipment, customer contracts and inventory. This acquisition provides Sanmina with several new key customer accounts as well as with equipment that has been moved to various Sanmina facilities. In November 1997, Sanmina acquired Elexsys, a major EMS company focused on the mid-volume sector of the electronic interconnect industry. Sanmina intends to continue to evaluate acquisition opportunities on a ongoing basis.

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

     - Extend technology leadership. Today Sanmina can provide services from the fabrication of circuit boards to complete system assemblies. In providing these services, Sanmina uses a variety of processes and technologies. Sanmina strives for continuous improvement of its processes and has adopted a number of quality improvement and measurement techniques to monitor its performance. Sanmina has also recently made significant capital expenditures to upgrade plant and equipment at its facilities. Sanmina intends to stay on the leading edge of technology development and will evaluate new interconnect and packaging technologies as they emerge.

CUSTOMERS, MARKETING AND SALES

     Sanmina's customers include a diversified base of OEMs in the telecommunications, networking (data communications), industrial and medical instrumentation and computer systems segments of the electronics industry. The following table shows the estimated percentage of Sanmina's fiscal 1997 sales in each of these segments.

            Telecommunications............................................     55%
            Networking (Data Communications)..............................     24%
            Industrial and Medical Instrumentation........................     15%
            Computer Systems..............................................      6%

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

     The Company has also expanded its customer base through acquisitions. In particular, the acquisition of the Comptronix Guntersville, Alabama operations and certain assets of the former custom manufacturing services division of Lucent Technologies provided the Company with several new key customer accounts with significant growth potential. The November 1997 acquisition of Elexsys also provided the Company with several major new customer accounts.

     Historically, Sanmina has had substantial recurring sales from existing customers. Sanmina also conducts advertising and public relations activities, as well as receiving referrals from current customers.

     Although Sanmina seeks to diversify its customer base, a small number of customers are responsible for a significant portion of the Company's net sales. In fiscal 1997, sales to DSC Communications accounted for more than 10% of Sanmina's net sales. In fiscal 1996, sales to DSC Communications and Alcatel each accounted for more than 10% of Sanmina's net sales. In addition, during fiscal 1997 and 1996, Sanmina's ten largest customers accounted for approximately 63% and 65%, respectively, of Sanmina's net sales. Although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all, the Company expects to continue to depend upon its principal customers for a significant portion of its net sales. The Company's customer concentration could increase or decrease, depending on future customer requirements, which will be dependent in large part on market conditions in the electronics industry segments in which the Company's customers participate. The loss of one or more major customers or declines in sales to major customers could have a material adverse effect on Sanmina's business, financial condition and results of operations.

MANUFACTURING SERVICES

     Sanmina specializes in manufacturing complex printed circuit board assemblies, backplane assemblies and printed circuit boards that are used in the manufacture of sophisticated electronic equipment. Sanmina had been manufacturing backplane assemblies since 1981 and, in October 1993, Sanmina began providing electronic assembly and turnkey manufacturing management services including the assembly and testing of sophisticated electronic systems. For fiscal 1997, approximately 95% of Sanmina's net sales consisted of assembly revenues and approximately 5% of Sanmina's net sales consisted of printed circuit boards. Assembly revenues are sales derived from shipments to Sanmina's customers from one of Sanmina's value added assembly facilities and includes the value of the printed circuit board which is, in most cases, manufactured at one of the Company's printed circuit board facilities. Printed circuit board revenues are sales derived from shipments directly to Sanmina's customers from one of Sanmina's printed circuit board facilities.

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

MANUFACTURING AND ENGINEERING

  Facilities

     Sanmina manufactures its products in 17 decentralized plants, consisting of 9 assembly facilities and 8 printed circuit board fabrication facilities. These facilities include the Elexsys plants acquired in November 1997. Generally, each of Sanmina's decentralized plants have their own production, purchasing, and materials management and quality capabilities located on site. The production expertise of some plants overlaps, which enables Sanmina to allocate production based on product type and available capacity at one or more plants. With assembly facilities located in major electronics industry centers throughout the country, including Silicon Valley, Southern California, the Dallas-Forth Worth area, the Research Triangle area, New England and Northern Alabama, Sanmina is also able to allocate production based on geographic proximity to the customer, process capabilities and available capacity. Sanmina believes that this flexible approach differs from that of its competition. Decentralized plants can focus on particular product types and respond quickly to customers' specific requirements. Sanmina believes that decentralized facilities also allow it to achieve improved accountability, quality control and cost control. Each plant is managed as a separate profit center, and each plant manager's compensation depends, in part, upon that plant meeting quality, shipment and gross profit targets.

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

     In January 1996, Sanmina acquired Golden Eagle Systems which gave the Company a value added custom cable and wiring harness facility in Carrollton, Texas. In the first quarter of fiscal 1997, Sanmina expanded the custom cable operations of Golden Eagle by purchasing a 72,000 square foot facility in Carrollton and the Golden Eagle operations have been moved into this facility. In November 1996, Sanmina acquired the Guntersville, Alabama assembly facilities and operations of Comptronix Corporation. This acquisition provides the Company with manufacturing operations in the Huntsville, Alabama area, a major center of electronics industry activity. The acquisition also provides Sanmina with several significant new customers.

     In June 1997, Sanmina opened its first overseas EMS assembly facility in Dublin, Ireland.

     In November 1997, Sanmina acquired Elexsys, which has an assembly facility located in Northern California and printed circuit board fabrication facilities in Northern and Southern California, Nashua, New Hampshire and Peterborough, England.

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

     The manufacture of SMT and PTH assemblies involves the attachment of various electronic components, such as integrated circuits, capacitors, microprocessors and resistors to printed circuit boards. The manufac-ture of backplane assemblies involves attachment of electronic components, including printed circuit boards, integrated circuits and other components, to the backplane, which is a large printed circuit board manufactured by Sanmina. Sanmina uses SMT, PTH and press-fit technologies in backplane assembly.

     Fifteen of Sanmina's manufacturing facilities are certified under ISO 9002, a set of standards published by the International Organization of Standardization and used to document, implement and demonstrate quality management and assurance systems in design and manufacturing. As part of the ISO 9002 certification process, the Company has developed a quality systems manual and an internal system of quality controls and audits. Although ISO 9002 certification is of particular importance to the companies doing business in the European Community, Sanmina believes that United States electronics manufacturers are increasing their use of ISO 9002 registration as a criteria for suppliers.

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

     As of September 30, 1997, Sanmina holds no patents. Sanmina believes that patents are not important competitive factors in its market.

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

     Each plant operates under effluent discharge permits issued by the appropriate governmental authority. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. The Company believes that the waste treatment equipment in all of its plants is currently in compliance with environmental protection requirements in all material respects. However, there can be no assurance that violations will not occur in the future as a result of human error, equipment failure or other causes. In the event of a future violation of environmental laws, the Company could be held liable for damages and for the costs of remedial actions and could be also subject to revocation of effluent discharge permits. Any such revocation could require the Company to cease or limit production at one or more of its facilities, thereby having an adverse impact on the Company's results of operations. Sanmina is also subject to environmental laws relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials as well as air quality regulations. Furthermore, environmental laws could become more stringent over time, and the costs of compliance with and penalties associated with violation of more stringent laws could be substantial.

     In addition, Elexsys is currently involved in environmental testing and related remediation activities at certain of its facilities' locations and could be required by regulatory authorities to undertake additional remediation activities, including groundwater and soil remediation. Costs associated with such remediation activities could be substantial and could have a material adverse effect on the business, financial condition and results of operations of Sanmina.

BACKLOG

     Sanmina's backlog was $137 million at September 30, 1997 and $100.3 million at September 30, 1996. Backlog consists of purchase orders received by the Company, including, in certain instances, forecast requirements released for production under customer contracts. Cancellation and postponement charges generally vary depending upon the time of cancellation or postponement, and a certain portion of the Company's backlog may be subject to cancellation or postponement without significant penalty. Typically, a substantial portion of the Company's backlog is scheduled for delivery within 120 days.

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

EMPLOYEES

     At September 30, 1997, Sanmina had 2,522 full-time employees, including 2,384 in manufacturing and engineering, 78 in marketing and sales, and 60 in general administration and finance. None of Sanmina's employees is represented by a labor union and Sanmina has never experienced a work stoppage or strike. Sanmina believes its relationship with its employees is good.

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

     Dependence on Electronics Industry. Sanmina's customers are manufacturers in the telecommunications, networking (data communications), industrial and medical instrumentation and computer systems segments of the electronics industry. These industry segments, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by the Company could adversely affect the Company's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A general recession in the electronics industry could have a material adverse effect on Sanmina's business, financial condition and results of operations. The Company typically does not obtain long-term volume purchase contracts from its customers and has experienced reduced lead times in customer orders. Nonetheless, customer orders may be canceled and volume levels may be changed or delayed. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured.

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

     Risks Associated with Acquisitions and Expansions. Sanmina has, for the past several fiscal years, pursued a strategy of growth. This growth has come in part through acquisitions. These acquisitions have involved both acquisitions of entire companies, such as the June 1995 acquisition of Assembly Solutions in Manchester, New Hampshire, the January 1996 acquisition of Golden Eagle and the November 1997 acquisition of Elexsys, and acquisitions of selected assets, principally equipment, inventory and customer contracts and, in certain cases, facilities or facility leases. Such acquisitions include the November 1996 acquisitions of the Guntersville, Alabama operations of Comptronix Corporation and certain assets of the custom manufacturing services division of Lucent Technologies. In addition to these acquisitions, Sanmina has also grown its operations through internal expansion, such as the opening of its Richardson, Texas assembly facility, its Durham, North Carolina assembly facility and its Dublin, Ireland assembly facility. Acquisitions of companies and businesses and expansion of operations involves certain risks, including (i) the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale or other value, (ii) diversion of management's attention, (iii) difficulties in scaling up production at new sites and coordinating management of operations at new sites and (iv) loss of key employees of acquired operations. No assurance can be given that the Company will not incur problems in integrating the former Elexsys operations acquired in November 1997 or any future acquisition, and there can be no assurance that these acquisitions or any other future acquisition will result in a positive contribution to the Company's results of operations. Furthermore, there can be no assurance that the Company will realize value from any such acquisition which equals or exceeds the consideration paid. In particular, the acquisition of Elexsys is the largest single acquisition undertaken by Sanmina to date, and the successful combination of Sanmina and Elexsys will require substantial effort from each company, including the integration and coordination of sales and marketing efforts. The diversion of the attention of management and any difficulties encountered in the transition process, including, the interruption of, or a loss of momentum in, Elexsys' activities, problems associated with integration of management information and reporting systems, and delays in implementation of consolidation plans, could have an adverse impact on Sanmina's ability to realize the anticipated benefits of the Merger, and there can be no assurance that any such benefits will be realized. In addition, there can be no assurance that the Company will realize anticipated strategic and other benefits from expansion of existing operations to new sites. Any such problems could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, future acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense. These factors could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks Associated with International Operations. The Company opened its first overseas facility, located in Dublin, Ireland, in June 1997. In addition, the Company has recently obtained a printed circuit board fabrication facility in Peterborough, England as a result of the acquisition of Elexsys. A number of risks are inherent in international operations and transactions. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, and difficulties in staffing, coordinating communications among and managing international operations. Additionally, the Company's business, financial condition and results of operations may be adversely affected by fluctuations in international currency exchange rates as well as increases in duty rates, difficulties in obtaining export licenses, constraints on its ability to maintain or increase prices, and competition. There can be no assurance that the Company will realize the anticipated strategic benefits of its expansion in Ireland or that the Company's International operations will contribute positively to the Company's business, financial condition and results of operations. Furthermore, difficulties encountered in scaling up production at overseas facilities or in coordinating the Company's United States and international operations, as well as any failure of the international operations to realize anticipated revenue growth, could, individually or in the aggregate, have a material adverse effect on the Company's business, financial condition and results of operations.

     Leverage and Subordination. On August 16, 1995, the Company issued $86.25 million principal amount of 5.5% Convertible Subordinated Notes due on August 15, 2002 (the "Notes") under an indenture dated August 15, 1995 (the "Indenture") which increased Sanmina's ratio of long-term debt to total capitalization. As a result of this indebtedness, the Company's principal and interest obligations have increased substantially. In addition, Elexsys had $22.1 million of long-term obligations outstanding as of its September 1997 fiscal year end. As a result, the acquisition of Elexsys has increased Sanmina's leverage. The degree to which the Company is leveraged could adversely affect the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Notes are convertible into Common Stock, at the option of the Note holder, at a conversion price of $28.1925 per share, subject to adjustments in certain events. The Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Indenture does not limit the amount of future indebtedness, including senior indebtedness, that the Company can create, incur, assume or guarantee. By reason of the subordination, the event of the Company's liquidation or dissolution, holders of senior indebtedness may receive more, ratably, and holders of the Notes may receive less, ratably, than the other creditors of the Company.

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

ITEM 2. PROPERTIES

     Sanmina's principal facilities comprise an aggregate of approximately 1.0 million square feet. Except for the Company's 72,500 square foot Manchester, New Hampshire facility, the newly acquired 72,000 square foot facility occupied by the Company's Golden Eagle subsidiary, a 70,000 square foot former Elexsys facility located in Nasuha, New Hampshire and the Company's 50,000 square foot facility located in Dublin, Ireland, all of the facilities are leased, and the leases for these facilities expire from 1998 through 2009. The leases generally may be extended at the Company's option. In addition, the Company's Guntersville, Alabama facilities are leased under leases with the Guntersville, Alabama industrial development board. Under the leases, no rent is payable and the facilities may be purchased by the Company for nominal consideration at any time up to and including the expiration of the respective terms of such leases. Sanmina has seven principal facilities located in the greater San Jose, California area, with other facilities located in Richardson, Texas, Manchester, New Hampshire, Guntersville, Alabama, Durham, North Carolina and Guaymas, Mexico. Golden Eagle's facility, which is owned by the Company, is located in Carrollton, Texas. 1997. See "Item 1 -- Manufacturing and
Engineering -- Facilities."

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The information required by this item is incorporated by reference to page 16 of the Registrant's 1997 annual report to stockholders under the caption "quarterly results."

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to page 12 of the Registrant's 1997 annual report to stockholders under the caption "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to pages 14 through 20 of the Registrant's 1997 annual report to stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to pages 22 through 30 of the Registrant's 1997 annual report to stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 1998 Annual Meeting of Stockholders (the "Proxy Statement") to be held January 30, 1998 and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 -- Election of Directors" in the Proxy Statement.

     The executive officers of the Registrant, who are elected by the board of directors, are as follows:

               NAME                  AGE                     POSITION
-----------------------------------  ---     -----------------------------------------
Jure Sola..........................  46      Chairman and Chief Executive Officer
Randy W. Furr......................  43      President and Chief Operating Officer
                                             Vice President and Chief Financial
Bernard J. Whitney.................  41      Officer
Michael J. Landy...................  43      Vice President of Sales and Marketing

     Mr. Sola co-founded Sanmina in 1980 and initially held the position of Vice President of Sales and Marketing and was responsible for the development and growth of the Company's sales organization. He became Vice President and General Manager in October 1987 with responsibility for all manufacturing operations as well as sales and marketing. Mr. Sola was elected President in October 1989 and has served as Chairman of the Board and Chief Executive Officer since April 1991. Mr. Sola relinquished the title of President when Mr. Furr was appointed to such position in March 1996.

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

     Mr. Whitney joined Sanmina as Vice President and Chief Financial Officer in August 1997. From June 1995 to July 1997, he worked for Network General Corporation, a network fault and performance management solutions company, serving first as Corporate Controller, then in May 1996, he was named Vice President of Finance. Prior to joining Network General, he worked for Conner Peripherals serving in a variety of positions in corporate finance from February 1987 to June 1995.

     Mr. Landy became Vice President of Sales and Marketing at Sanmina in October 1997. He joined Sanmina in August 1993 as General Manager of the Company's Richardson, Texas operations and in 1995 was promoted to Vice President Assembly Operations for the Central Region of the United States. Prior to his employment with Sanmina, Mr. Landy held a senior management position with a telecommunications corporation.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1.FINANCIAL STATEMENTS

           The following Financial Statements of Sanmina Corporation and Report of Independent Public Accountants are incorporated by reference to pages 22 through 31 of the Registrant's 1997 annual report to stockholders:

            Report of Independent Public Accountants

            Consolidated Balance Sheets, As of September 30, 1997 and 1996

            Consolidated Statements of Operations, Years Ended September 30, 1997, 1996 and 1995

            Consolidated Statements of Stockholders' Equity, Years Ended September 30, 1997, 1996 and 1995

            Consolidated Statements of Cash Flows, Years Ended September 30, 1997, 1996 and 1995

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

        3. EXHIBITS

           Refer to (c) below.

     (b)REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the fiscal quarter ended September 30, 1997.

        On November 21, 1997, the Company filed with the Commission a report on Form 8-K relating to the acquisition of Elexsys. Pro forma financial information relating to such transaction will be filed with the Commission within the time frame prescribed by Regulation S-X and the rules regarding reporting on Form 8-K.

     (c) EXHIBITS

 EXHIBIT
  NUMBER                                        DESCRIPTION
----------    --------------------------------------------------------------------------------
  3.2(8)      Restated Certificate of Incorporation of Registrant.
  3.3(1)      Bylaws of Registrant, as amended.
  4.2(1)      Specimen Stock Certificate.
 10.4(1)      Form of Indemnification Agreement.
 10.2(4)      Amended 1990 Incentive Stock Plan.
 10.3(1)      1993 Employee Stock Purchase Plan.

 EXHIBIT
  NUMBER                                        DESCRIPTION
----------    --------------------------------------------------------------------------------
10.9(k)(2)    Amended and Restated Credit Agreement dated as of August 18, 1993 among Sanmina
              Corporation, Chemical Bank and other lenders.
10.9(k)(5)    Amendment dated July 27, 1995 to Amended and Restated Credit Agreement dated
              August 18, 1993.
10.9(1)(2)    Revolving Credit Note, $12,000,000.00, Chemical Bank.
 10.10(1)     Lease for premises at 2109 O'Toole Avenue, Suites A-E, San Jose, California
              (Portion of Plant I).
 10.11(1)     Lease for premises at 2101 O'Toole Avenue, San Jose, California (Portion of
              Plant I).
 10.12(1)     Lease for premises at 2539 Scott Boulevard, Santa Clara, California (Plant III).
 10.14(1)     Lease for premises at 2060-2068 Bering Drive, San Jose, California (Plant II).
 10.15(1)     Lease for premises at 4220 Business Center Drive, Fremont, California (Plant V).
 10.16(1)     Lease for premises at McCarthy Boulevard, Milpitas, California (Plant VI).
 10.17(1)     Lease for premises at 2121 O'Toole Avenue, San Jose, California (Corporate
              Headquarters).
 10.19(2)     Lease for premises at 1250 American Parkway, Richards, Texas (Plant VII).
 10.20(2)     Lease for premises at 6453 Kaiser Drive, Fremont, California (Plant VIII).
 10.21(3)     Asset Purchase Agreement dated September 28, 1994 between Registrant and
              Comptronix Corporation.
 10.22(4)     Lease for premises at 355 East Trimble Road, San Jose, California.
 10.23(5)     Stock Purchase Agreement dated May 31, 1995 between Sanmina Corporation,
              Assembly Solutions, Inc. and the principal stockholders of Assembly Solutions,
              Inc.
 10.24(6)     Indenture dated August 15, 1995 between Registrant and Norwest Bank Minnesota,
              N.A. as Trustee.
 10.25(7)     Asset Purchase Agreement dated September 20, 1996 between Registrant and
              Comptronix Corporation.
 10.26(9)     Agreement and Plan of Merger dated July 22, 1997 among Registrant, SANM
              Acquisition Subsidiary, Inc. and Elexsys International, Inc.
 11.1         Statement of Computation of Earnings Per Share
 13           Annual Report to Stockholders.
 21           Subsidiaries of the Registrant.
 23           Consent of Arthur Andersen LLP.
 27           Financial Data Schedule.

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

(8) Incorporated by reference to the like numbered exhibit previously filed with Registrant's Report on Form 10-K for the fiscal year ended September 30, 1997.

(9) Incorporated by reference to exhibit 2.1 previously filed with Registrant's Report on Form 8-K filed with the SEC on November 21, 1997

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SANMINA CORPORATION

                                          By: /s/ JURE SOLA
                                            ------------------------------------
                                            Jure Sola
                                            Chairman and Chief Executive Officer
Date: December 22, 1997

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

                SIGNATURE                                TITLE                       DATE
------------------------------------------   ------------------------------   ------------------

              /s/ JURE SOLA                  Chairman, Chief Executive         December 22, 1997
------------------------------------------   Officer and Director
                Sure Sola                    (Principal Executive Officer)

            /s/ RANDY W. FURR                Pesident and Chief Operating      December 22, 1997
------------------------------------------   Officer
              Randy W. Furr

           /s/ BERNARD WHITNEY               Vice President and Chief          December 22, 1997
------------------------------------------   Financial Officer (Principal
             Bernard Whitney                 Financial and Accounting
                                             Officer)

              /s/ NEIL BONKE                 Director                          December 22, 1997
------------------------------------------
                Neil Bonke

             /s/ JOHN BOLGER                 Director                          December 22, 1997
------------------------------------------
               John Bolger

        /s/ BERNARD VONDERSCHMITT            Director                          December 22, 1997
------------------------------------------
          Bernard Vonderschmitt

           /s/ MARIO M. ROSATI               Director                          December 22, 1997
------------------------------------------
             Mario M. Rosati

                                                                     SCHEDULE II

                              SANMINA CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                  BALANCE AT     CHARGED TO                    BALANCE AT
                                                  BEGINNING      COSTS AND                       END OF
                                                  OF PERIOD       EXPENSES      DEDUCTIONS       PERIOD
                                                  ----------     ----------     ----------     ----------
Allowance for Doubtful Accounts and Returns
Fiscal year ended September 30, 1995............    $  624         $  361          $ 56          $  929
Fiscal year ended September 30, 1996............    $  929         $  527          $ 38          $1,418
Fiscal year ended September 30, 1997............    $1,418         $1,044          $218          $2,244

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Stockholders of Sanmina Corporation:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in Sanmina Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 21, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule at Item 14(a)2 above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

San Jose, California
October 21, 1997

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                                         DESCRIPTION
  -------   -----------------------------------------------------------------------------------
  11.1      Statement of Computation of Earnings Per Share
  13        Annual Report to Stockholders
  21        Subsidiaries of the Registrant
  23        Consent of Arthur Andersen LLP
  27        Financial Data Schedule