Form 10-Q
period 1997-12-27
SANMINA CORP/DE
filed 1998-02-10
CIK 897723

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1997

        OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             FOR THE TRANSITION PERIOD FROM
                               ----------------------- TO
                                -----------------------

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

                                  408/954-5500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes     [ ] No

     As of January 27, 1998, there were 20,688,943 shares outstanding of the issuer's common stock, $0.01 par value.

================================================================================

                              SANMINA CORPORATION

                                     INDEX

                                                                                        PAGE
                                                                                        -----
                                PART I. FINANCIAL INFORMATION
Item 1.   Interim Financial Statements
          Condensed Consolidated Statements of Operations.............................      3
          Condensed Consolidated Balance Sheets.......................................      4
          Condensed Consolidated Statements of Cash Flows.............................      5
          Notes to Interim Condensed Consolidated Financial Statements................    6-7
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations..................................................................   8-11
                                 PART II. OTHER INFORMATION
Item 1.   Legal Proceedings...........................................................     11
Item 6.   Exhibits and Reports on Form 8-K............................................     11
          Signature...................................................................     12

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      IN THOUSANDS, EXCEPT PER SHARE DATA
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                       ---------------------------
                                                                       DECEMBER 27,   DECEMBER 28,
                                                                           1997           1996
                                                                       ------------   ------------
Net sales............................................................    $159,107       $125,174
Cost of sales........................................................     124,430         97,323
                                                                         --------       --------
  Gross profit.......................................................      34,677         27,851
                                                                         --------       --------
Operating expenses
  Selling, general and administrative................................       9,995          8,921
  Amortization of goodwill...........................................         567            501
  Merger costs.......................................................       3,945             --
                                                                         --------       --------
  Total operating expenses...........................................      14,507          9,422
                                                                         --------       --------
Operating income.....................................................      20,170         18,429
Interest income (expense), net.......................................        (471)          (587)
                                                                         --------       --------
Income before provision for income taxes.............................      19,699         17,842
Provision for income taxes...........................................       7,191          6,029
                                                                         --------       --------
Net income...........................................................    $ 12,508       $ 11,813
                                                                         ========       ========
Earnings per share:
  Basic..............................................................    $   0.61       $   0.59
  Diluted............................................................    $   0.53       $   0.52
Shares used in computing per share amounts:
  Basic..............................................................      20,607         19,999
  Diluted............................................................      25,113         24,335

                            See accompanying notes.

                              SANMINA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS

                                     ASSETS

                                                                     DECEMBER 27,     SEPTEMBER 30,
                                                                         1997             1997
                                                                     ------------     -------------
                                                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents........................................    $ 47,691         $  42,345
  Short-term investments...........................................      82,121            80,804
  Accounts receivable, net.........................................      77,877            77,333
  Inventories......................................................      63,399            61,173
  Deferred income taxes............................................       8,879             9,115
  Prepaid expenses and other.......................................       5,443             6,344
                                                                       --------          --------
          Total current assets.....................................     285,410           277,114
Property, plant and equipment, net.................................      89,165            89,174
Deposits and other.................................................       8,937             9,566
                                                                       --------          --------
                                                                       $383,512         $ 375,854
                                                                       ========          ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................    $ 55,708         $  56,329
  Accrued liabilities..............................................      34,318            36,597
  Income taxes payable.............................................       8,601             2,217
                                                                       --------          --------
          Total current liabilities................................      98,627            95,143
                                                                       --------          --------
Long-term liabilities:
  Convertible subordinated notes...................................      98,250            98,250
  Other liabilities................................................       3,591            10,684
                                                                       --------          --------
          Total long-term liabilities..............................     101,841           108,934
                                                                       --------          --------
Stockholders' equity:
  Common stock.....................................................         207               205
  Additional paid-in capital.......................................      89,734            91,010
  Unrealized gain on investments...................................         115                81
  Retained earnings................................................      92,988            80,481
                                                                       --------          --------
          Total stockholders' equity...............................     183,044           171,777
                                                                       --------          --------
                                                                       $383,512         $ 375,854
                                                                       ========          ========

                            See accompanying notes.

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                       ---------------------------
                                                                       DECEMBER 27,   DECEMBER 28,
                                                                           1997           1996
                                                                       ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................................    $ 12,508       $ 11,813
  Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization...................................       5,687          4,426
     Loss on disposal of assets......................................          62             --
     Changes in operating assets and liabilities, net of
      acquisitions:
       Accounts receivable...........................................        (543)       (14,246)
       Inventories...................................................      (2,227)        (5,692)
       Prepaid expenses, deposits and other..........................         996           (633)
       Accounts payable and accrued liabilities......................       3,410         17,110
       Income tax accounts...........................................       6,620          1,586
                                                                         --------       --------
          Cash provided by operating activities......................      26,513         14,364
                                                                         --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities (purchases) of short-term investments...................      (1,317)        27,781
  Purchases of property and equipment................................      (5,732)        (9,653)
  Purchase of certain assets of Comptronix Corporation...............          --        (17,645)
  Purchase of certain assets of Lucent Technologies' custom
     manufacturing operations........................................          --        (10,109)
                                                                         --------       --------
          Cash used for investing activities.........................      (7,049)        (9,626)
                                                                         --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on line of credit.........................................      (3,767)          (426)
  Payments of long-term liabilities..................................      (9,077)          (150)
  Taxes paid for gain on sale of stock...............................      (3,588)            --
  Proceeds from sale of common stock.................................       2,314            720
                                                                         --------       --------
          Cash provided by (used for) financing activities...........     (14,118)           144
                                                                         --------       --------
Increase in cash and cash equivalents................................       5,346          4,882
Cash and cash equivalents at beginning of period.....................      42,345         30,643
                                                                         --------       --------
Cash and cash equivalents at end of period...........................    $ 47,691       $ 35,525
                                                                         ========       ========

                            See accompanying notes.

                              SANMINA CORPORATION

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

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

     The results of operations for the three months ended December 27, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1997 included in the Company's annual report on Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 -- MERGER

     In November 1997, the Company acquired Elexsys International, Inc. ("Elexsys") in a merger transaction. Under the terms of the merger agreement, the Company's common stock was exchanged for all of Elexsys' outstanding common stock and employee stock options. Approximately 3.3 million shares of common stock were issued to acquire Elexsys. The merger was accounted for as a pooling of interests, and therefore, all prior periods presented were restated to combine the results of the two companies.

NOTE 3 -- PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

NOTE 4 -- INVENTORIES

     Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

                                                             DECEMBER 27,     SEPTEMBER 30,
                                                                 1997             1997
                                                             ------------     -------------
                                                                     (IN THOUSANDS)
        Raw materials......................................    $ 33,354          $35,253
        Work-in-process....................................      18,596           13,503
        Finished goods.....................................      11,449           12,417
                                                                -------          -------
                                                               $ 63,399          $61,173
                                                                =======          =======

NOTE 5 -- EARNINGS PER SHARE

     In the first quarter of fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS 128 requires the replacement of previously reported primary and fully diluted earnings per share (EPS) as required by Accounting Principles Board Opinion No. 15 (APB 15) with basic earnings per share and diluted earnings per share.

     Basic EPS was computed by dividing net income by the weighted average number of shares of common stock outstanding during the first quarters of fiscal 1998 and 1997. Diluted EPS for the first quarters of 1997 and 1998 includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. As a result of the adoption of SFAS No. 128, the Company's reported earnings per share for 1997 were restated.

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

     Sanmina's manufacturing and assembly plants are located in Northern California, Richardson, Texas, Manchester, New Hampshire, Durham, North Carolina, Guntersville, Alabama, and Dublin, Ireland. Golden Eagle's manufacturing facility is located in Carrollton, Texas. In addition, as a result of the Elexsys merger, Sanmina has added new fabrication and assembly plants in Northern California, Southern California, Nashua, New Hampshire, and Peterborough, England.

     Sanmina's operating results are affected by a number of factors, including timing of orders from major customers, mix of products ordered by and shipped to major customers, the volume of orders as related to the Company's capacity, ability to effectively manage inventory and fixed assets, timing of expenditures in anticipation of future sales and the economic conditions in the electronics industry. Operating results can also be significantly influenced by development and introduction of new products by the Company's customers. From time to time, the Company experiences changes in the volume of sales to each of its principal customers, and operating results may be affected on a period-to-period basis by these changes. The Company's customers generally require short delivery cycles, and a substantial portion of the Company's backlog is typically scheduled for delivery within 120 days. Quarterly sales and operating results therefore depend in large part on the volume and timing of bookings received during the quarter, which are difficult to forecast. The Company's backlog also affects its ability to plan production and inventory levels, which could lead to fluctuations in operating results. In addition, a significant portion of the Company's operating expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the Company's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

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

     Sanmina has pursued, and intends to continue to pursue, business acquisition opportunities, particularly when these opportunities have the potential to enable Sanmina to increase its net sales while maintaining operating margin, access new geographic markets, implement Sanmina's vertical integration strategy and/or obtain facilities and equipment on terms more favorable than those generally available in the market. Acquisitions of companies and businesses and expansion of operations involves certain risks, including (i) the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale or other value, (ii) diversion of management's attention, (iii) difficulties in scaling up productions at new sites and coordinating management of operations at new sites and (iv) loss of key employees of acquired operations. No assurance can be given that the Company will not incur problems with integrating acquired operations, and there can be no assurance that the Company's recent acquisitions, or any future acquisition will result in a positive contribution to the Company's results of operations. Furthermore, there can be no assurance that the Company will realize value from any such acquisition which equals or exceeds the consideration paid. In addition, there can be no assurance that the Company will realize anticipated strategic and other benefits from expansion of existing operations to new sites. Any such problems could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large onetime write-offs and the creation of goodwill or other intangible assets that could result in amortization expense.

     This report contains forward-looking statements within the meaning of
Section 72A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's future results from operations could vary significantly from these contemplated by such forward-looking statements as a result of the factors described herein. The financial and other information contained herein should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997.

RESULTS OF OPERATIONS

     The Company's acquisition of Elexsys, which was structured as a merger, was completed in November 1997. This transaction was accounted for as a pooling of interests. Accordingly, results for the first quarter of fiscal 1997 have been restated to combine the results of operations of both Sanmina and Elexsys.

     The following table sets forth, for the three months ended December 27, 1997 and December 28, 1996, certain items as a percentage of net sales. The table and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

                                                                    THREE MONTHS ENDED
                                                                   ---------------------
                                                                   12/27/97     12/28/96
                                                                   --------     --------
        Net sales................................................    100.0%       100.0%
        Cost of sales............................................     78.2         77.8
          Gross Profit...........................................     21.8         22.2
        Selling, general and administrative......................      6.3          7.1
        Amortization.............................................       .4           .4
        Merger and acquisition costs.............................      2.5           --
          Operating income.......................................     12.6         14.7
        Interest income (expense)................................      (.3)         (.5)
          Income before income taxes.............................     12.3         14.2
        Provision for income taxes...............................      4.5          4.8
        Net income...............................................      7.8          9.4

     Sales for the first quarter of fiscal 1998 ended December 27, 1997 increased by 27% to $159.1 million from $125.2 million in the corresponding quarter of the prior year. The increase in net sales was due primarily to increased shipments of EMS assemblies to both existing and new customers. The overall increase in net sales reflects the continuing trend toward outsourcing within the electronics industry. For the first quarter of fiscal 1998, approximately 81% of the Company's net sales represented value-added EMS assembly shipments with the remaining portion consisting of printed circuit board fabrication shipments. For fiscal 1997, EMS assembly revenues comprised 94% of Sanmina's revenues (without Elexsys revenues). The decrease in the percentage of revenues represented by EMS assembly revenues was due to the acquisition of Elexsys, which has historically shown a higher percentage of its revenue in printed circuit board fabrication sales.

     Gross margin decreased from 22.2% in the first quarter of fiscal 1997 to 21.8% in the first quarter of the current year. The decrease in gross margins for the first quarter of fiscal 1998 is a result of normal changes in the mix of products shipped to certain customers, normal changes in customer mix, and the increased cost resulting from the integration of the Elexsys operations. The Company expects gross margins to fluctuate based on product mix and customer mix.

     In absolute dollars, operating expenses increased from $9.4 million in the first quarter of fiscal 1997 to $14.5 million in the first quarter of fiscal 1998. As a percentage of sales, operating expenses increased from 7.5% in the first quarter of 1997 to 9.2% in the first quarter of the current year. Operating margins decreased from 14.7% in the first quarter of 1997 to 12.6% in the first quarter of the current year. The increase in absolute dollars and the decrease in operating margins is primarily attributable to a $3.9 million charge for merger costs associated with the Elexsys merger.

     Excluding the merger costs, operating expenses would have increased from $9.4 million in the first quarter of fiscal 1997 to $10.6 million in the first quarter of fiscal 1998. As a percentage of sales, operating expenses would have decreased from 7.5% in the first quarter of 1997 to 6.6% in the first quarter of the current year. Operating margins would have increased from 14.7% in the first quarter of 1997 to 15.2% in the first quarter of the current year.

     The relatively constant operating margins, notwithstanding the small percentage decrease in gross margins during these periods, reflect the Company's strategy of seeking to grow revenues while maintaining operating margins at relatively constant levels. The dollar increase in selling and general and administrative expenses was primarily the result of increased expenditures to support higher sales volume. The Company anticipates that operating expenses will increase in absolute dollars during the next few quarters due to projected additions to the sales force and other administrative expenditures to support higher sales volume. However, operating expenses as a percentage of sales are anticipated to remain relatively constant or decrease depending upon sales volume and the Company's ability to achieve expected operating efficiencies as a result of the integration of the acquired Elexsys operations.

     For the first quarter of fiscal 1998, the Company reported net interest expense of $471,000 compared to net interest expense of $587,000 for the corresponding quarter of last year. In the first quarter of fiscal 1998, the Company paid approximately $12.8 million of outstanding Elexsys debt. The decrease in outstanding debt resulted in less interest expense for the quarter ended December 27, 1997.

     The Company's provision for income taxes for the three month period ended December 27, 1997 is based upon the Company's estimate of the effective tax rate for fiscal 1998 of 36.5%. The Company's effective tax rate for the three month period ended December 28, 1996 was 33.8%. The increase primarily results from the smaller impact that the Company's tax credits and net operating loss carryforwards have on taxable income as a result of the overall absolute dollar increase in the Company's pretax income.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments as of December 27, 1997 were $129.8 million as compared to $123.1 million at September 30, 1997. The increase was primarily due to cash generated from operating activities, partially offset by $12.8 million of debt payments, which consisted primarily of payments to former creditors of Elexsys.

     Cash generated from operations for the three months ending December 27, 1997 was $26.5 million compared to $14.4 million for the same period of fiscal 1996. The increase between years primarily relates to the timing of cash flows for receivables and payables. Investing activities for the first three months of fiscal 1998 primarily related to the purchase of short-term investments and equipment for which the Company paid a total of approximately $7.0 million in cash. Financing activities for the first three months of fiscal year 1998 related to the repayment of approximately $12.8 million for Elexsys outstanding debt. Working capital increased to $186.8 million as of December 27, 1997, compared to $182.0 million at September 30, 1997.

     The Company anticipates that its working capital requirements will increase in order to support anticipated volumes of business. Additionally, the Company expects to make additional capital expenditures relating to facility and equipment enhancements in existing facilities as well as for information systems upgrades for the acquired Elexsys operations. Future liquidity needs will be dependent upon, among other factors, the extent of capital investments made by the Company in plant and equipment, working capital needs of acquired businesses, levels of shipments by the Company and changes in volumes of business and other factors. The Company believes that its existing cash resources, together with cash generated from operations, will be sufficient to meet the Company's liquidity and working capital requirements through at least the end of the current fiscal year.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not currently a party to any material pending legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

    EXHIBIT
    NUMBER                                     DESCRIPTION
    ------   --------------------------------------------------------------------------------
      27.1   Financial Data Schedule

     b) Reports on Form 8-K

        On November 21, 1997, the Company filed a report on Form 8-K relating to the acquisition of Elexsys.

                                   SIGNATURE

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SANMINA CORPORATION
                                          (Registrant)

                                          Date: February 6, 1998

                                          By:       /s/ RANDY W. FURR

                                            ------------------------------------
                                                       Randy W. Furr
                                               President and Chief Operating
                                                           Officer

                                          By:    /s/ BERNARD J. WHITNEY

                                            ------------------------------------
                                                     Bernard J. Whitney
                                                  Chief Financial Officer