Form 10-Q
period 1998-03-28
SANMINA CORP/DE
filed 1998-05-12
CIK 897723

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                        COMMISSION FILE NUMBER: 0-21272

                              SANMINA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                  77-0228183
             (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NUMBER)

                 355 EAST TRIMBLE ROAD,                                              95131
                      SAN JOSE, CA                                                (ZIP CODE)
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  408/954-5500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 27, 1998, there were 20,875,960 shares outstanding of the issuer's common stock, $0.01 par value.

================================================================================

                              SANMINA CORPORATION

                                     INDEX

                                              PART I. FINANCIAL INFORMATION
Item 1.    Interim Financial Statements
           Condensed Consolidated Statements of Operations....................................................          3
           Condensed Consolidated Balance Sheets..............................................................          4
           Condensed Consolidated Statements of Cash Flows....................................................          5
           Notes to Interim Condensed Consolidated Financial Statements.......................................        6-7
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............       8-11

                                               PART II. OTHER INFORMATION
Item 1.    Legal Proceedings..................................................................................         12
Item 4.    Submission of Matters to a Vote of Security Holders................................................         12
Item 6.    Exhibits and Reports on Form 8-K...................................................................         12
           Signature..........................................................................................         13

                              SANMINA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      IN THOUSANDS, EXCEPT PER SHARE DATA
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  ----------------------    ----------------------
                                                  MARCH 28,    MARCH 29,    MARCH 28,    MARCH 29,
                                                    1998         1997         1998         1997
                                                  ---------    ---------    ---------    ---------
Net sales.......................................  $172,146     $133,823     $331,253     $258,997
Cost of sales...................................   134,520      105,787      258,950      203,110
                                                  --------     --------     --------     --------
  Gross profit..................................    37,626       28,036       72,303       55,887
                                                  --------     --------     --------     --------
Operating expenses
  Selling, general and administrative...........    10,559        9,756       20,554       18,677
  Amortization of goodwill......................       634          502        1,201        1,003
  Merger costs..................................        --           --        3,945           --
                                                  --------     --------     --------     --------
          Total operating expenses..............    11,193       10,258       25,700       19,680
                                                  --------     --------     --------     --------
Operating income................................    26,433       17,778       46,603       36,207
Interest income (expense), net..................       154         (688)        (317)      (1,275)
                                                  --------     --------     --------     --------
Income before provision for income taxes........    26,587       17,090       46,286       34,932
Provision for income taxes......................     9,714        6,409       16,905       12,438
                                                  --------     --------     --------     --------
NET INCOME......................................  $ 16,873     $ 10,681     $ 29,381     $ 22,494
                                                  ========     ========     ========     ========
Earnings per share:
  Basic.........................................  $   0.81     $   0.53     $   1.42     $   1.12
  Diluted.......................................  $   0.71     $   0.47     $   1.24     $   0.98
Shares used in computing per share amounts:
  Basic.........................................    20,726       20,100       20,664       20,050
  Diluted.......................................    25,063       24,594       25,037       24,444

                            See accompanying notes.

                              SANMINA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS

                                     ASSETS

                                                               MARCH 28,    SEPTEMBER 30,
                                                                 1998           1997
                                                              -----------   -------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $ 30,600      $ 42,345
  Short-term investments....................................      89,006        80,804
  Accounts receivable, net..................................      87,203        77,333
  Inventories...............................................      75,621        61,173
  Deferred income taxes.....................................       9,115         9,115
  Prepaid expenses and other................................       3,853         6,344
                                                                --------      --------
          Total current assets..............................     295,398       277,114
Property, plant and equipment, net..........................     106,767        89,174
Deposits and other..........................................      21,415         9,566
                                                                --------      --------
                                                                $423,580      $375,854
                                                                ========      ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 73,857      $ 56,329
  Accrued liabilities.......................................      42,155        36,597
  Income taxes payable......................................       6,491         2,217
                                                                --------      --------
          Total current liabilities.........................     122,503        95,143
                                                                --------      --------
Long-term liabilities:
  Convertible subordinated notes............................      95,607        98,250
  Other liabilities.........................................       3,391        10,684
                                                                --------      --------
          Total long-term liabilities.......................      98,998       108,934
                                                                --------      --------
Stockholders' equity:
  Common stock..............................................         208           205
  Additional paid-in capital................................      91,917        91,010
  Unrealized gain on investments............................          92            81
  Retained earnings.........................................     109,862        80,481
                                                                --------      --------
          Total stockholders' equity........................     202,079       171,777
                                                                --------      --------
                                                                $423,580      $375,854
                                                                ========      ========

                            See accompanying notes.

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                              ----------------------
                                                              MARCH 28,    MARCH 29,
                                                                1998         1997
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 29,381     $ 22,494
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation and amortization..........................    11,705        9,177
     Changes in operating assets and liabilities, net of
      acquisitions:
       Accounts receivable..................................    (4,901)     (13,189)
       Inventories..........................................   (10,501)     (10,713)
       Prepaid expenses, deposits and other.................      (112)        (227)
       Accounts payable and accrued liabilities.............     5,366       16,374
       Income tax accounts..................................     4,274       (1,812)
                                                              --------     --------
          Cash provided by operating activities.............    35,212       22,104
                                                              --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities (purchases) of short-term investments..........    (8,118)      18,381
  Purchases of property and equipment, net of
     acquisitions...........................................   (12,662)     (20,053)
  Cash paid for businesses acquired.........................    (5,666)     (27,754)
                                                              --------     --------
          Cash used for investing activities................   (26,446)     (29,426)
                                                              --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (payments) on line of credit.....................    (7,498)       1,862
  Proceeds from issuance of debt............................        --        5,023
  Repurchase of convertible debt............................    (2,371)          --
  Payments of long-term liabilities.........................   (11,552)        (407)
  Taxes paid for gain on sale of stock......................    (3,588)          --
  Proceeds from sale of common stock........................     4,498        1,813
                                                              --------     --------
          Cash provided by (used for) financing
            activities......................................   (20,511)       8,291
                                                              --------     --------
Increase (decrease) in cash and cash equivalents............   (11,745)         969
Cash and cash equivalents at beginning of period............    42,345       30,643
                                                              --------     --------
Cash and cash equivalents at end of period..................  $ 30,600     $ 31,612
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

     The results of operations for the three or six months ended March 28, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1997 included in the Company's annual report on Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 -- ACQUISITIONS

     In November 1997, the Company acquired Elexsys International, Inc. ("Elexsys") in a merger transaction. Under the terms of the merger agreement, the Company's common stock was exchanged for all of Elexsys' outstanding common stock and employee stock options. Approximately 3.3 million shares of common stock were issued to acquire Elexsys. The merger was accounted for as a pooling of interests, and therefore, all prior periods presented were restated to combine the results of the two companies. A reconciliation of the financial statements for the six months ended March 29, 1997, to previously reported information is as follows (in thousands):

Revenue:
  Sanmina...................................................  $185,568
  Elexsys...................................................    73,429
                                                              --------
          Combined..........................................  $258,997
                                                              ========
Net Income:
  Sanmina...................................................  $ 19,087
  Elexsys...................................................     3,407
                                                              --------
          Combined..........................................  $ 22,494
                                                              ========

     In February 1998, the Company acquired Pragmatech, Inc. ("Pragmatech") in a stock purchase transaction. The purchase price was approximately $5.7 million. The acquisition, which was accounted for as a purchase, included the payment of cash and the assumption of liabilities. Pro forma statements of operations reflecting the acquisition of Pragmatech are not shown, as they would not differ materially from reported results.

NOTE 3 -- PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

                              SANMINA CORPORATION

                                  (UNAUDITED)

NOTE 4 -- INVENTORIES

     Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

                                                         MARCH 28,   SEPTEMBER 30,
                                                           1998          1997
                                                         ---------   -------------
                                                              (IN THOUSANDS)
Raw materials                                             $39,527       $35,253
Work-in-process                                            19,089        13,503
Finished goods                                             17,005        12,417
                                                          -------       -------
                                                          $75,621       $61,173
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

     Basic EPS was computed by dividing net income by the weighted average number of shares of common stock outstanding during the second quarters and the first six months of fiscal 1998 and 1997. Diluted EPS for the second quarters and the first six months of 1997 and 1998 includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock, if dilutive. As a result of the adoption of SFAS No. 128, the Company's reported earnings per share for 1997 were restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Sanmina Corporation ("Sanmina" or the "Company") is a leading independent provider of customized integrated electronics manufacturing services ("EMS"), including turnkey electronic assembly and manufacturing management services, to original equipment manufacturers ("OEM") in the electronics industry. Sanmina's electronics manufacturing services consist primarily of the manufacture of complex printed circuit board assemblies using surface mount ("SMT") and pin through-hole ("PTH") interconnection technologies, the manufacture of custom designed backplane assemblies, fabrication of complex multi-layer printed circuit boards, and testing and assembly of completed systems. In addition to assembly, turnkey manufacturing management also involves procurement and materials management, as well as consultation on printed circuit board design and manufacturability. Sanmina, through its Golden Eagle Systems ("Golden Eagle") subsidiary, also manufactures custom cable assemblies for electronics industry OEMs.

     Sanmina's manufacturing and assembly plants are located in Northern California, Richardson, Texas, Manchester, New Hampshire, Durham, North Carolina, Guntersville, Alabama, and Dublin, Ireland. Golden Eagle's manufacturing facility is located in Carrollton, Texas. In addition, as a result of the Elexsys merger, Sanmina has added new fabrication and assembly plants in Northern California, Southern California, Nashua, New Hampshire, and Peterborough, England. As a result of the Pragmatech acquisition, Sanmina added new assembly plants in Northern California.

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

RESULTS OF OPERATIONS

     The Company's acquisition of Elexsys, which was structured as a merger, was completed in November 1997. This transaction was accounted for as a pooling of interests. Accordingly, results for the second quarter of fiscal 1997 and first six months of fiscal 1998 and 1997 have been restated to combine the results of operations of both Sanmina and Elexsys.

     The following table sets forth, for the three and six months ended March 28, 1998 and March 29, 1997, certain items as a percentage of net sales. The table and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         ------------------    ------------------
                                                         3/28/98    3/29/97    3/28/98    3/29/97
                                                         -------    -------    -------    -------
Net sales..............................................   100.0%     100.0%     100.0%     100.0%
Cost of sales..........................................    78.1       79.0       78.2       78.4
  Gross Profit.........................................    21.9       21.0       21.8       21.6
Selling, general and administrative....................     6.1        7.3        6.1        7.2
Amortization...........................................      .4         .4         .4         .4
Merger and acquisition costs...........................      --         --        1.2         --
  Operating income.....................................    15.4       13.3       14.1       14.0
Interest income (expense)..............................      --        (.5)       (.1)       (.5)
  Income before income taxes...........................    15.4       12.8       14.0       13.5
Provision for income taxes.............................     5.6        4.8        5.1        4.8
Net income.............................................     9.8        8.0        8.9        8.7

     Sales for the second quarter of fiscal 1998 ended March 28, 1998 increased by 29% to $172.1 million from $133.8 million in the corresponding quarter of the prior year. Sales for the six months ended March 28, 1998 increased by 28% to $331.3 million from $259.0 million in the same period of the prior year. The increase in net sales was due primarily to increased shipments of EMS assemblies to both existing and new customers. The overall increase in net sales reflects the continuing trend toward outsourcing within the electronics industry. For the second quarter of fiscal 1998, and the six months ended March 28, 1998, approximately 82% of the Company's net sales represented value-added EMS assembly shipments with the remaining portion consisting of printed circuit board fabrication shipments. For fiscal 1997, EMS assembly revenues comprised 78% of Sanmina's revenues. The increase in the percentage of revenues represented by EMS assembly revenues was mainly due to the increased shipments of EMS assemblies to both existing and new customers.

     Gross margin increased from 21.0% in the second quarter of fiscal 1997 to 21.9% in the second quarter of the current year. Gross margin increased from 21.6% for the first six months of fiscal 1997 to 21.8% for the first six months of the current year. The increase in gross margins for the second quarter and the first six months of fiscal 1998 is a result of normal changes in the mix of products shipped to certain customers and normal changes in customer mix. The Company expects gross margins to fluctuate based on product mix and customer mix.

     In absolute dollars, operating expenses increased from $10.3 million in the second quarter of fiscal 1997 to $11.2 million in the second quarter of fiscal 1998. As a percentage of sales, operating expenses decreased from 7.7% in the second quarter of 1997 to 6.5% in the second quarter of the current year. For the six months, operating expenses in absolute dollars increased from $19.7 million in fiscal 1997 to $25.7 million in fiscal 1998 and operating expenses as a percentage of sales increased from 7.6% for the first six months of fiscal 1997 to 7.7% for the first six months of fiscal 1998. The first quarter of fiscal 1998 includes a merger and acquisition charge of $3.9 million. Operating margins increased from 13.3% in the second quarter of 1997 to 15.4% in the second quarter of the current year. The increase in absolute dollars and the increase in operating margins are primarily attributable to the Company's ability to grow revenues at a faster rate than operating expenses.

     The relatively constant operating margins reflect the Company's strategy of seeking to grow revenues while maintaining operating margins at relatively constant levels. The dollar increase in selling and general and administrative expenses was primarily the result of increased expenditures to support higher sales volume. The Company anticipates that operating expenses will increase in absolute dollars during the next few quarters due to projected additions to the sales force and other administrative expenditures to support higher sales volume. However, operating expenses as a percentage of sales are anticipated to remain relatively constant or decrease depending upon sales volume and the Company's ability to achieve expected operating efficiencies as a result of the integration of the acquired Elexsys operations.

     For the second quarter of fiscal 1998, the Company reported net interest income of $154,000 compared to net interest expense of $688,000 for the corresponding quarter of last year. For the first six months of fiscal 1998, the Company reported net interest expense of $317,000 compared to a net interest expense of $1,275,000 for the first six months of fiscal 1997. In the first quarter of fiscal 1998, the Company paid approximately $12.8 million of outstanding Elexsys debt. The decrease in outstanding debt resulted in less interest expense for the first six months of fiscal 1998.

     The Company's provision for income taxes for the three month period ended March 28, 1998 is based upon the Company's estimate of the effective tax rate for fiscal 1998 of 36.5%. For the quarter ended March 29, 1997, the Company's effective tax rate was 37.5%. The slight decrease between quarters represents the increased benefit of foreign operations taxed at a reduced rate.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, and short-term investments as of March 28, 1998 were $119.6 million as compared to $123.1 million at September 30, 1997. The decrease was mainly attributable to the Pragmatech acquisition. Cash generated from operations for the six months ending March 28, 1998 was $35.2 million compared to $22.1 million for the same period of fiscal 1997. The increase between years primarily relates to the timing of cash flows for receivables and payables. Working capital decreased to $172.9 million as of March 28, 1998 compared to $182.0 million at September 30, 1997.

     Net cash used for investing activities for the first six months of fiscal 1998 primarily related to the purchase of short-term investments and equipment for which the Company paid a total of approximately $20.8 million in cash. Additionally, on February 23, 1998, the Company paid approximately $5.7 million in cash to acquire Pragmatech.

     Net cash used for financing activities for the first six months of fiscal year 1998 related to the repayment of approximately $19.0 million in outstanding debt. In addition, approximately $2.4 million was used to repurchase the Elexsys convertible subordinated debentures.

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

     The Company is in the process of addressing internal and external year 2000 issues. It does not believe that these issues will materially affect either the operations or results of the Company.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not currently a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 30, 1998, the Company held its 1998 Annual Meeting of Stockholders. The matters voted upon at the meeting and the vote with respect to each such matter are set forth below:

     1. Election of Jure Sola, John Bolger, Neil Bonke, Bernard Vonderschmitt, and Mario Rosati as Directors of the Company:

                                                             FOR        WITHHELD
                                                          ----------    --------
Jure Sola...............................................  18,520,652     62,600
John Bolger.............................................  18,521,791     61,461
Neil Bonke..............................................  18,521,794     61,458
Bernard Vonderschmitt...................................  18,521,422     61,830
Mario Rosati............................................  18,364,027    219,225

     2. Approval of an amendment to the Company's 1990 Incentive Stock Plan to increase the number of shares reserved for issuance thereunder:
        For:  15,243,481       Against:  2,939,323       Abstain:  13,290

     3. Approval of an amendment to the Company's 1993 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder:
        For:  13,428,398       Against:  4,779,035       Abstain:  13,585

     4. Ratification of the appointment of Arthur Andersen LLP as the independent public accountants of the Company for the fiscal year ending September 30, 1998:
        For:  18,569,744       Against:  2,472       Abstain:  11,036

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

      EXHIBIT
      NUMBER          DESCRIPTION
      -------         -----------
      27.1      Financial Data Schedule

     b)Reports on Form 8-K

       On January 1, 1998, the Company filed an amended report on Form 8-K containing pro forma financial information giving effect to the acquisition of Elexsys.

                                   SIGNATURE

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SANMINA CORPORATION
                                          (Registrant)

                                          Date: May 6, 1998

                                          By: /s/ RANDY W. FURR

                                          --------------------------------------
                                                      Randy W. Furr
                                          President and Chief Operating Officer

                                          By: /s/ BERNARD J. WHITNEY

                                          --------------------------------------
                                                    Bernard J. Whitney
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
------                            -----------

27.1                        Financial Data Schedule
27.2                        Restated Financial Data Schedule (3 mo.)
27.3                        Restated Financial Data Schedule (6 mo.)
27.4                        Restated Financial Data Schedule (9 mo.)
27.5                        Restated Financial Data Schedule (12 mo.)