Form 10-Q
period 1998-06-27
SANMINA CORP/DE
filed 1998-08-11
CIK 897723

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM  ______________ TO  ______________

                        COMMISSION FILE NUMBER: 0-21272

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     As of July 27, 1998, there were 42,110,192 shares outstanding of the issuer's common stock, $0.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SANMINA CORPORATION

                                     INDEX

                                                                          PAGE
                                                                         ------
PART I.    FINANCIAL INFORMATION
Item 1.    Interim Financial Statements
           Condensed Consolidated Statements of Operations.............       3
           Condensed Consolidated Balance Sheets.......................       4
           Condensed Consolidated Statements of Cash Flows.............       5
           Notes to Interim Condensed Consolidated Financial
           Statements..................................................   6 - 7
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of
           Operations..................................................  8 - 11

PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings...........................................      12
Item 6.    Exhibits and Reports on Form 8-K............................      12
           Signature...................................................      13

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      IN THOUSANDS, EXCEPT PER SHARE DATA
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  --------------------    --------------------
                                                  JUNE 27,    JUNE 28,    JUNE 27,    JUNE 28,
                                                    1998        1997        1998        1997
                                                  --------    --------    --------    --------
Net sales.......................................  $197,139    $150,198    $528,392    $409,195
Cost of sales...................................   153,708     117,304     412,658     320,414
                                                  --------    --------    --------    --------
          Gross profit..........................    43,431      32,894     115,734      88,781
                                                  --------    --------    --------    --------
Operating expenses:
  Selling, general and administrative...........    11,786      11,244      32,340      29,921
  Amortization of goodwill......................       825         501       2,026       1,504
  Merger costs..................................        --          --       3,945          --
                                                  --------    --------    --------    --------
          Total operating expenses..............    12,611      11,745      38,311      31,425
                                                  --------    --------    --------    --------
Operating income................................    30,820      21,149      77,423      57,356
Interest income (expense), net..................      (298)       (681)       (615)     (1,956)
                                                  --------    --------    --------    --------
Income before provision for income taxes........    30,522      20,468      76,808      55,400
Provision for income taxes......................    11,141       7,049      28,046      19,487
                                                  --------    --------    --------    --------
Net income......................................  $ 19,381    $ 13,419    $ 48,762    $ 35,913
                                                  ========    ========    ========    ========
Earnings per share:
  Basic.........................................  $   0.46    $   0.33    $   1.17    $   0.89
  Diluted.......................................  $   0.40    $   0.29    $   1.02    $   0.78
Shares used in computing per share amounts:
  Basic.........................................    41,859      40,556      41,508      40,226
  Diluted.......................................    50,727      49,348      50,287      49,104

                            See accompanying notes.

                              SANMINA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS

                                     ASSETS

                                                               JUNE 27,      SEPTEMBER 30,
                                                                 1998            1997
                                                              -----------    -------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $ 25,357        $ 42,345
  Short-term investments....................................    109,522          80,804
  Accounts receivable, net..................................     95,058          77,333
  Inventories...............................................     70,874          61,173
  Deferred income taxes.....................................      9,115           9,115
  Prepaid expenses and other................................      3,399           6,344
                                                               --------        --------
          Total current assets..............................    313,325         277,114
Property, plant and equipment, net..........................    111,111          89,174
Deposits and other..........................................     18,927           9,566
                                                               --------        --------
                                                               $443,363        $375,854
                                                               ========        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $ 73,510        $ 56,329
  Accrued liabilities.......................................     39,029          36,597
  Income taxes payable......................................      4,737           2,217
                                                               --------        --------
          Total current liabilities.........................    117,276          95,143
                                                               --------        --------
Long-term liabilities:
  Convertible subordinated notes............................     95,607          98,250
  Other liabilities.........................................      2,961          10,684
                                                               --------        --------
          Total long-term liabilities.......................     98,568         108,934
                                                               --------        --------
Stockholders' equity:
  Common stock..............................................        421             205
  Additional paid-in capital................................     97,703          91,010
  Unrealized gain on investments............................        152              81
  Retained earnings.........................................    129,243          80,481
                                                               --------        --------
          Total stockholders' equity........................    227,519         171,777
                                                               --------        --------
                                                               $443,363        $375,854
                                                               ========        ========

                            See accompanying notes.

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                              --------------------
                                                              JUNE 27,    JUNE 28,
                                                                1998        1997
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 48,762    $ 35,913
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation and amortization..........................    19,238      14,642
     Changes in operating assets and liabilities, net of
      acquisitions:
       Accounts receivable..................................   (12,755)    (19,186)
       Inventories..........................................    (5,755)    (14,316)
       Prepaid expenses, deposits and other.................     1,811         311
       Accounts payable and accrued liabilities.............     4,578      22,886
       Income tax accounts..................................     2,519      (2,688)
                                                              --------    --------
          Cash provided by operating activities.............    58,398      37,562
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities (purchases) of short-term investments..........   (28,634)     17,333
  Purchases of property and equipment, net of
     acquisitions...........................................   (24,162)    (30,451)
  Cash paid for businesses acquired.........................    (5,666)    (28,988)
  Proceeds from sale of property and equipment..............     1,636         102
                                                              --------    --------
          Cash used for investing activities................   (56,826)    (42,004)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on line of credit................................    (7,498)       (677)
  Proceeds from issuance of debt............................        --       8,032
  Repurchase of convertible debt............................    (2,371)         --
  Payments of long-term liabilities.........................   (15,601)     (2,425)
  Proceeds from sale of common stock........................     6,910       4,686
                                                              --------    --------
          Cash provided by (used for) financing
            activities......................................   (18,560)      9,616
                                                              --------    --------
Increase (decrease) in cash and cash equivalents............   (16,988)      5,174
Cash and cash equivalents at beginning of period............    42,345      30,643
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 25,357    $ 35,817
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

     The results of operations for the three or nine months ended June 27, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1997 included in the Company's annual report on Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 -- ACQUISITIONS

     In November 1997, the Company acquired Elexsys International, Inc. ("Elexsys") in a merger transaction. Under the terms of the merger agreement, the Company's common stock was exchanged for all of Elexsys' outstanding common stock and employee stock options. Approximately 3.3 million shares of common stock were issued to acquire Elexsys. The merger was accounted for as a pooling of interests, and therefore, all prior periods presented were restated to combine the results of the two companies. A reconciliation of the financial statements for the nine months ended June 28, 1997, to previously reported information is as follows (in thousands):

Revenue:
  Sanmina.................................................  $290,974
  Elexsys.................................................   118,221
                                                            --------
          Combined........................................  $409,195
                                                            ========
Net Income:
  Sanmina.................................................  $ 29,907
  Elexsys.................................................     6,006
                                                            --------
          Combined........................................  $ 35,913
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

                              SANMINA CORPORATION

                                  (UNAUDITED)

NOTE 4 -- INVENTORIES

     Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of: (in thousands)

                                                       JUNE 27,    SEPTEMBER 30,
                                                         1998          1997
                                                       --------    -------------
Raw materials........................................  $38,011        $35,253
Work-in-process......................................   18,102         13,503
Finished goods.......................................   14,761         12,417
                                                       -------        -------
                                                       $70,874        $61,173
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

     Basic EPS was computed by dividing net income by the weighted average number of shares of common stock outstanding during the third quarters and the first nine months of fiscal 1998 and 1997. Diluted EPS for the third quarters and the first nine months of 1997 and 1998 includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock, if dilutive. As a result of the adoption of SFAS No. 128, the Company's reported earnings per share for 1997 were restated.

NOTE 6 -- STOCK SPLIT

     On June 10, 1998, the Company effected a two-for-one stock split in the form of a 100 percent stock dividend. Shareholders of record as of May 20, 1998 received one additional share of common stock for every share owned. Share and per share data for all periods presented herein have been adjusted to give effect to the stock split.

NOTE 7 -- DERIVATIVES AND HEDGING

     In June 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires certain accounting and reporting standards for derivative instruments and hedging activities. Because the Company does not engage in derivative or hedging activities, the impact of adopting this standard is considered immaterial.

NOTE 8 -- SUBSEQUENT EVENT

     On July 17, 1998, the Company called for the redemption of its 5 1/2 percent convertible subordinated notes, due 2002. Prior to the redemption, which is expected to occur on August 19, 1998, holders may convert the notes into the Company's common stock at a price of $14.096 per share, or about 70.94 shares per $1,000 principal amount of notes.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Sanmina Corporation ("Sanmina" or the "Company") is a leading independent provider of customized integrated electronics manufacturing services ("EMS"), including turnkey electronic assembly and manufacturing management services, to original equipment manufacturers ("OEM") in the electronics industry. Sanmina's electronics manufacturing services consist primarily of the manufacture of complex printed circuit board assemblies using surface mount ("SMT") and pin through-hole ("PTH") interconnection technologies, the manufacture of custom designed backplane assemblies, fabrication of complex multi-layer printed circuit boards, and testing and assembly of completed systems. In addition to assembly, turnkey manufacturing management also involves procurement and materials management, as well as consultation on printed circuit board design and manufacturability. Sanmina, through its Sanmina Cable Systems (formerly known as "Golden Eagle Systems") subsidiary, also manufactures custom cable assemblies for electronics industry OEMs.

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

RESULTS OF OPERATIONS

     In November 1997, the Company completed its acquisition of Elexsys in a transaction that was accounted for as a pooling of interests. Accordingly, results for the third quarter and first nine months of fiscal 1997 have been restated to combine the results of operations of both Sanmina and Elexsys.

     The following table sets forth, for the three and nine months ended June 27, 1998 and June 28, 1997, certain items as a percentage of net sales. The table and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                 ------------------    ------------------
                                                 6/27/98    6/28/97    6/27/98    6/28/97
                                                 -------    -------    -------    -------
Net sales......................................   100.0%     100.0%     100.0%     100.0%
Cost of sales..................................    78.0       78.1       78.1       78.3
  Gross Profit.................................    22.0       21.9       21.9       21.7
Selling, general and administrative............     6.0        7.5        6.1        7.3
Amortization...................................      .4         .3         .4         .4
Merger costs...................................      --         --         .8         --
  Operating income.............................    15.6       14.1       14.6       14.0
Interest income (expense)......................     (.1)       (.5)       (.1)       (.5)
  Income before income taxes...................    15.5       13.6       14.5       13.5
Provision for income taxes.....................     5.7        4.7        5.3        4.8
Net income.....................................     9.8        8.9        9.2        8.7

     Sales for the third quarter of fiscal 1998 ended June 27, 1998 increased by 31% to $197.1 million from $150.2 million in the corresponding quarter of the prior year. Sales for the nine months ended June 27, 1998 increased by 29% to $528.4 million from $409.2 million in the same period of the prior year. The increase in net sales was due primarily to increased shipments of EMS assemblies to both existing and new customers. The Company experienced growth across the customer base and the four key target markets of telecommunications, data communications, industrial and medical instrumentation and high performance computer systems. The overall increase in net sales reflects the continuing trend toward outsourcing within the electronics industry. For the third quarter of fiscal 1998, and the nine months ended June 27, 1998, approximately 87% of the Company's net sales represented value-added EMS assembly shipments with the remaining portion consisting of printed circuit board fabrication shipments. For fiscal 1997, EMS assembly revenues comprised 78% of Sanmina's revenues. The increase in the percentage of revenues represented by EMS assembly revenues was mainly due to the increased shipments of EMS assemblies to both existing and new customers.

     Gross margin increased from 21.9% in the third quarter of fiscal 1997 to 22.0% in the third quarter of the current year. Gross margin increased from 21.7% for the first nine months of fiscal 1997 to 21.9% for the first nine months of the current year. The increase in gross margins for the third quarter and the first nine months of fiscal 1998 is a result of normal changes in the mix of products shipped to certain customers and normal changes in customer mix. Due to increased competition, product and customer mix, the Company may experience decreases in gross margins. In addition, synergies achieved through integration of acquired operations, including the former operations of Elexsys have contributed to the increase in gross margins. As the integration of these operations is substantially complete, the Company does not anticipate achieving incremental gross margin improvements as a result of synergies achieved in connection with these acquisitions.

     In absolute dollars, operating expenses increased from $11.7 million in the third quarter of fiscal 1997 to $12.6 million in the third quarter of fiscal 1998. As a percentage of sales, operating expenses decreased from 7.8% in the third quarter of 1997 to 6.4% in the third quarter of the current year. For the nine months, operating expenses in absolute dollars increased from $31.4 million in fiscal 1997 to $38.3 million in fiscal 1998 and operating expenses as a percentage of sales decreased from 7.7% for the first nine months of fiscal 1997 to 7.3% for the first nine months of fiscal 1998. The first quarter of fiscal 1998 includes a merger charge of $3.9 million. Operating margins increased from 14.1% in the third quarter of 1997 to 15.6% in the third quarter of the current year. The increase in operating margins is primarily attributable to the Company's ability to grow revenues at a faster rate than operating expenses.

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

     For the third quarter of fiscal 1998, the Company reported net interest expense of $298,000 compared to net interest expense of $681,000 for the corresponding quarter of last year. For the first nine months of fiscal 1998, the Company reported net interest expense of $615,000 compared to a net interest expense of $1,956,000 for the first nine months of fiscal 1997. In the first quarter of fiscal 1998, the Company paid approximately $12.8 million of outstanding Elexsys debt. The decrease in outstanding debt resulted in the reduction in interest expense for the first nine months of fiscal 1998.

     The Company's provision for income taxes for the three and nine month period ended June 27, 1998 is based upon the Company's estimate of the effective tax rate for fiscal 1998 of 36.5%. For the quarter ended June 28, 1997, the Company's effective tax rate was 34.4% which reflects the utilization of Elexsys' net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, and short-term investments as of June 27, 1998 were $134.9 million as compared to $123.1 million at September 30, 1997. The increase was mainly attributable to the cash generated from operations. For the nine months ending June 27, 1998, cash generated from operations was $58.4 million compared to $37.6 million for the same period of fiscal 1997. The increase between years primarily relates to the timing of cash flows for receivables and payables. Working capital increased to $196.0 million as of June 27, 1998 compared to $182.0 million at September 30, 1997.

     Net cash used for investing activities for the first nine months of fiscal 1998 primarily related to the purchase of short-term investments and equipment for which the Company paid a total of approximately $52.8 million in cash. Additionally, on February 23, 1998, the Company paid approximately $5.7 million in cash to acquire Pragmatech.

     Net cash used for financing activities for the first nine months of fiscal year 1998 related to the repayment of approximately $23.1 million in outstanding debt. The proceeds from the sale of common stock, $10.5 million, were offset by $15.6 million paid for other long-term liabilities.

     The Company anticipates that its working capital requirements will increase in order to support anticipated volumes of business. Additionally, the Company expects to make additional capital expenditures relating to facility and equipment enhancements as well as information systems upgrades in existing facilities. Future liquidity needs will be dependent upon, among other factors, the extent of capital investments made by the Company in plant and equipment, working capital needs of acquired businesses, levels of shipments by the Company and changes in volumes of business and other factors. The Company believes that its existing cash resources, together with cash generated from operations, will be sufficient to meet the Company's liquidity and working capital requirements through at least the end of the current fiscal year.

     The Company is in the process of addressing internal and external year 2000 issues. Based on its review of these matters to date, the Company does not believe that these issues will have a material adverse effect on either the business, financial condition, or results of operations of the Company. In particular, the Company does not anticipate material expenditures for upgrading information systems to address year 2000 concerns.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     The Company is not currently a party to any material pending legal proceedings.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
         27.1      Financial Data Schedule -- June 27, 1998
         27.2      Financial Data Schedule -- March 28, 1998
         27.3      Financial Data Schedule -- December 27, 1997
         27.4      Financial Data Schedule -- September 30, 1997
         27.5      Financial Data Schedule -- June 28, 1997
         27.6      Financial Data Schedule -- March 29, 1997
         27.7      Financial Data Schedule -- December 28, 1996

     b) Reports on Form 8-K

          The Company did not file any reports on Form 8-K for the quarter ended June 27, 1998.

                                   SIGNATURE

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Sanmina Corporation
                                          (Registrant)

                                          Date: August 6, 1998

                                          By: /s/ RANDY W. FURR
                                            ------------------------------------
                                            Randy W. Furr
                                            President and Chief Operating
                                              Officer

                                          By: /s/ BERNARD J. WHITNEY
                                            ------------------------------------
                                            Bernard J. Whitney
                                            Chief Financial Officer

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
         27.1      Financial Data Schedule -- June 27, 1998
         27.2      Financial Data Schedule -- March 28, 1998
         27.3      Financial Data Schedule -- December 27, 1997
         27.4      Financial Data Schedule -- September 30, 1997
         27.5      Financial Data Schedule -- June 28, 1997
         27.6      Financial Data Schedule -- March 29, 1997
         27.7      Financial Data Schedule -- December 28, 1996