Form 10-Q/A
period 1998-06-27
SANMINA CORP/DE
filed 1998-08-20
CIK 897723

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-Q/A

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

                            See accompanying notes.

                              SANMINA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS

                                     ASSETS


                                                               JUNE 27,      SEPTEMBER 30,
                                                                 1998            1997
                                                              -----------    -------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $ 25,357        $ 42,345
  Short-term investments....................................    109,522          80,804
  Accounts receivable, net..................................     95,058          77,333
  Inventories...............................................     70,874          61,173
  Deferred income taxes.....................................      9,115           9,115
  Prepaid expenses and other................................      3,399           6,344
                                                               --------        --------
          Total current assets..............................    313,325         277,114
Property, plant and equipment, net..........................    111,111          89,174
Deposits and other..........................................     18,927           9,566
                                                               --------        --------
                                                               $443,363        $375,854
                                                               ========        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $ 73,510        $ 56,329
  Accrued liabilities.......................................     39,029          36,597
  Income taxes payable......................................      4,737           2,217
                                                               --------        --------
          Total current liabilities.........................    117,276          95,143
                                                               --------        --------
Long-term liabilities:
  Convertible subordinated notes............................     95,607          98,250
  Other liabilities.........................................      2,961          10,684
                                                               --------        --------
          Total long-term liabilities.......................     98,568         108,934
                                                               --------        --------
Stockholders' equity:
  Common stock..............................................        421             410
  Additional paid-in capital................................     97,703          90,805
  Unrealized gain on investments............................        152              81
  Retained earnings.........................................    129,243          80,481
                                                               --------        --------
          Total stockholders' equity........................    227,519         171,777
                                                               --------        --------
                                                               $443,363        $375,854
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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits


        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
         27.4      Financial Data Schedule -- September 30, 1997


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

                                          Sanmina Corporation
                                          (Registrant)

                                          Date: August 6, 1998

                                          By: /s/ RANDY W. FURR
                                            ------------------------------------
                                            Randy W. Furr
                                            President and Chief Operating
                                              Officer

                                          By: /s/ BERNARD J. WHITNEY
                                            ------------------------------------
                                            Bernard J. Whitney
                                            Chief Financial Officer

                                 EXHIBIT INDEX



        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
         27.4      Financial Data Schedule -- September 30, 1997