Form 10-K
period 1998-09-30
SANMINA CORP/DE
filed 1998-12-21
CIK 897723

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (MARK ONE)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998.

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

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $1,385,072,000 as of September 30, 1998, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of September 30, 1997, the Registrant had outstanding 48,265,295 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1999 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K. Certain information is incorporated into Parts II and IV of this report by reference to the Registrant's annual report to stockholders for the year ended September 30, 1998.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

        Sanmina Corporation ("Sanmina" or "the Company") is a leading independent provider of customized integrated electronic manufacturing services ("EMS"), including turnkey electronic assembly and manufacturing management services, to original equipment manufacturers ("OEM") in the electronics industry. Sanmina's electronics manufacturing services consist primarily of the manufacture of complex printed circuit board assemblies using surface mount ("SMT") and pin-through hole ("PTH") interconnection technologies, the manufacture of custom designed backplane assemblies, fabrication of complex multi-layered printed circuit boards, and testing and assembly of completed systems. In addition to assembly, turnkey manufacturing management also involves procurement and materials management, as well as consultation on printed circuit board design and manufacturing. Sanmina, through its Sanmina Cable Systems ("SCS") subsidiary (formerly known as Golden Eagle Systems), also manufactures custom cable and wire harness assemblies for electronic industry OEMs. In addition, as part of the Elexsys International ("Elexsys") acquisition completed in November 1997, the Company acquired and currently operates a metal stamping and plating business.

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

    Sanmina's customers include leading OEMs in the telecommunications, networking (data communications), industrial and medical instrumentation and high-speed computer systems sectors. Sanmina's assembly plants are located in Northern California, Richardson, Texas, Manchester, New Hampshire, Durham, North Carolina, Guntersville, Alabama, and Dublin, Ireland. Sanmina's printed circuit board fabrication facilities are located in Northern California, Southern California, Nashua, New Hampshire, and Peterborough, England. SCS's manufacturing facility is located in Carrollton, Texas. As a result of the Pragmatech Inc. ("Pragmatech") acquisition, completed in February 1998, Sanmina added new assembly plants in Northern California. In addition, as a result of Sanmina's recent acquisition of Altron Inc. ("Altron"), Sanmina has added new fabrication and assembly plants in the Boston Massachusetts area, Northern California, and Richardson, Texas.

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

    The total estimated 1998 market for the EMS industry is $95 billion worldwide. Sanmina primarily markets its manufacturing services to electronics industry OEMs in the United States and Canada. The United States EMS industry is highly fragmented, with a few manufacturers with over $1 billion in annual revenues, several large manufacturers with over $500 million in annual revenues, and numerous other manufacturers with annual revenues from under $10 million to several hundred million dollars. Industry sources estimate that the United States sales of backplane assemblies and printed circuit boards in 1998 were approximately $1.8 billion and $8.3 billion respectively, and approximately 40% of backplane assemblies and 7% of printed circuit boards were accounted for by OEM in-house ("captive") production. In addition, industry sources estimate that the total merchant market for custom cable and wiring harness assemblies is approximately $7.6 billion. In June 1997, Sanmina opened an EMS facility in Dublin, Ireland to service the European market, principally western Europe. Also, as part of the Elexsys acquisition, Sanmina added a printed circuit board facility in Peterborough, England. The total EMS market for Western Europe in 1998 was estimated at $15.5 billion.

SANMINA BUSINESS STRATEGY

    Sanmina's objective is to provide OEMs with a total EMS solution. Sanmina's strategy encompasses several key elements:

        -Concentrate on high value added products and services for leading
         OEMs. Sanmina focuses on leading manufacturers of advanced electronic products that generally require custom-designed, more complex interconnect products and short lead-time manufacturing services. By focusing on complex interconnect products and manufacturing services for leading OEMs, Sanmina is able to realize higher margins than many other participants in the interconnect and EMS industries.

        -Leverage vertical integration. Building on its integrated manufacturing capabilities, Sanmina can provide its customers with a broad range of high value added manufacturing services from fabrication of bare boards to final system assembly and test. The cable assembly capabilities of Sanmina Cable Systems provide Sanmina with further opportunities to leverage its vertical integration. By manufacturing printed circuit boards and custom cable assemblies used in its EMS assemblies, Sanmina, through its vertical integration, is able to provide greater value added and realize additional manufacturing margin. In addition, Sanmina's vertical integration provides it with greater control over quality, delivery and cost, and enables the Company to offer its customers a complete EMS solution.

        -Focus on high growth customer sectors. Sanmina has focused its marketing efforts on key, fast growing industry sectors. Sanmina's customers include leading OEM companies in telecommunications, networking (data communications), industrial and medical instrumentation and high-end computer systems. Sales efforts will focus on increasing penetration of its existing customer base as well as attracting new customers, thus diversifying its revenue across a wider base.

        -Geographic expansion of manufacturing facilities. Since 1993, Sanmina has significantly expanded and upgraded its operations through the opening of and acquisition of new facilities in Richardson, Texas, San Jose, California, Manchester, New Hampshire and Durham, North Carolina. In November 1996, Sanmina acquired the former Comptronix Corporation contract manufacturing facilities located in Guntersville, Alabama. In June 1997, Sanmina opened an EMS facility in the Dublin, Ireland area to serve customers in the European market. In November 1997, Sanmina acquired Elexsys, which has facilities in Northern and Southern California, New Hampshire and England. These facilities provide the Company with operations in key geographic markets for the electronics industry. Sanmina will continue to aggressively and opportunistically pursue future expansion opportunities in other markets.

        -Aggressive pursuit of acquisition opportunities. Sanmina's strategy involves the pursuit of business acquisition opportunities, particularly when these opportunities have the potential to enable Sanmina to increase its net sales while maintaining operating margin, access new geographic markets, implement Sanmina's vertical integration strategy and/or obtain facilities and equipment on terms more favorable than those generally available in the market. These acquisitions have involved both acquisitions of entire companies, such as the June 1995 acquisition of Assembly Solutions in Manchester, New Hampshire, the January 1996 acquisition of Golden Eagle Systems, now known as Sanmina Cable Systems, the November 1997 merger with Elexsys, the February 1998 acquisition of Pragmatech and the November 1998 merger with Altron. In addition, Sanmina has in other instances acquired selected assets, principally equipment, inventory and customer contracts and, in certain cases, facilities or facility leases. Acquisitions of this nature completed by Sanmina include the November 1996 acquisitions of the Guntersville, Alabama operations of Comptronix Corporation and certain assets of the custom manufacturing services division of Lucent Technologies. These acquisitions provide Sanmina with several new key customer accounts as well as with equipment that has been moved to various Sanmina facilities. Sanmina intends to continue to evaluate acquisition opportunities on a ongoing basis.

        -Develop long-term customer relationships. Sanmina seeks to establish
         "partnerships" with its customers by focusing on state-of-the-art technology, quick-turnaround manufacturing and comprehensive management support for materials and inventory. Sanmina also works closely with its customers to help them manage their manufacturing cycle and reduce their time to market. While Sanmina will continue to emphasize growth with its current customers, it has been successful in attracting new clients. To further these efforts, the Company intends to continue to expand its direct sales staff. Sanmina believes its direct sales force is one of its key competitive advantages.

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

CUSTOMERS, MARKETING AND SALES

    Sanmina's customers include a diversified base of OEMs in the telecommunications, networking (data communications), industrial and medical instrumentation and high-speed computer systems segments of the electronics industry. The following table shows the estimated percentage of Sanmina's fiscal 1998 sales in each of these segments.

    Telecommunications............................................     53%
    Networking (Data Communications)..............................     28%
    Industrial and Medical Instrumentation........................     12%
    Computer Systems..............................................      7%

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

    The Company has also expanded its customer base through acquisitions. In particular, the acquisition of the Comptronix Guntersville, Alabama operations and certain assets of the former custom manufacturing services division of Lucent Technologies provided the Company with several new key customer accounts with significant growth potential. In addition, the November 1997 acquisition of Elexsys also provided the Company with several major new customer accounts. The November 1998 acquisition of Altron also provided the Company with several major new customer accounts.

    Historically, Sanmina has had substantial recurring sales from existing customers. Sanmina also conducts advertising and public relations activities, as well as receiving referrals from current customers.

        Although Sanmina seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina's net sales. During fiscal 1998 and 1997, sales to Sanmina's ten largest customers accounted for 59% and 52%, respectively, of Sanmina's net sales. For fiscal 1998, sales to Cisco Systems and DSC Communications each represented more than 10% of the Company's net sales. For fiscal 1997, sales to DSC represented more than 10% of the Company's net sales. Although there can be no assurance that Sanmina's principal customers will continue to purchase products and services from Sanmina at current levels, if at all, Sanmina expects to continue to depend upon its principal customers for a significant portion of its net sales. Sanmina's customer concentration could increase or decrease, depending on future customer requirements, which will be dependent in large part on market conditions in the electronics industry segments in which Sanmina's customers participate. The loss of one of more major customers or declines in sales to major customers could have a material adverse effect on Sanmina's business, financial condition and results of operations.

MANUFACTURING SERVICES

    Sanmina specializes in manufacturing complex printed circuit board assemblies, backplane assemblies and printed circuit boards that are used in the manufacture of sophisticated electronic equipment. Sanmina had been manufacturing backplane assemblies since 1981 and, in October 1993, Sanmina began providing electronic assembly and turnkey manufacturing management services including the assembly and testing of sophisticated electronic systems. For fiscal 1998, approximately 84% of Sanmina's net sales consisted of assembly revenues and approximately 16% of Sanmina's net sales consisted of printed circuit boards. Assembly revenues are sales derived from shipments to Sanmina's customers from one of Sanmina's value added assembly facilities and includes the value of the printed circuit board which is, in most cases, manufactured at one of the Company's printed circuit board facilities. Printed circuit board revenues are sales derived from shipments directly to Sanmina's customers from one of Sanmina's printed circuit board facilities.

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

    Prices of Sanmina's SMT or PTH assemblies, backplane assemblies, printed circuit board assemblies, cable assemblies or systems vary depending upon their size and complexity, the specified manufacturing turnaround time, the extent of design and engineering services provided by the Company, the market for the various electronic components used and the quantity ordered. These prices of SMT and PTH assemblies, backplane assemblies, and systems typically range from several hundred dollars to several thousand dollars per unit. Prices of printed circuit boards manufactured by Sanmina typically range from several dollars to $7,000 per unit. Prices of custom cable assemblies manufactured by Sanmina typically range from several dollars to $10,000 per unit.

MANUFACTURING AND ENGINEERING

  Facilities

    Sanmina manufactures its products in 27 decentralized plants, consisting of 19 assembly facilities and 8 printed circuit board fabrication facilities. These facilities include the Altron plants acquired in November 1998. Generally, each of Sanmina's decentralized plants have their own production, purchasing, and materials management and quality capabilities located on site. The production expertise of some plants overlaps, which enables Sanmina to allocate production based on product type and available capacity at one or more plants. With assembly facilities located in major electronics industry centers throughout the country, including Silicon Valley, Southern California, the Dallas-Forth Worth area, the Research Triangle area, New England and Northern Alabama, Sanmina is also able to allocate production based on geographic proximity to the customer, process capabilities and available capacity. Sanmina believes that this flexible approach differs from that of its competition. Decentralized plants can focus on particular product types and respond quickly to customers' specific requirements. Sanmina believes that decentralized facilities also allow it to achieve improved accountability, quality control and cost control. Each plant is managed as a separate profit center, and each plant manager's compensation depends, in part, upon that plant meeting quality, shipment and gross profit targets.

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

    In January 1996, Sanmina acquired Sanmina Cable Systems (formerly known as Golden Eagle Systems) which gave the Company a value added custom cable and wiring harness facility in Carrollton, Texas. In the first quarter of fiscal 1997, Sanmina expanded the custom cable operations of Sanmina Cable Systems by purchasing a 72,000 square foot facility in Carrollton and the Sanmina Cable Systems operations have been moved into this facility. In November 1996, Sanmina acquired the Guntersville, Alabama assembly facilities and operations of Comptronix Corporation. This acquisition provides the Company with manufacturing operations in the Huntsville, Alabama area, a major center of electronics industry activity. The acquisition also provides Sanmina with several significant new customers.

    In June 1997, Sanmina opened its first overseas EMS assembly facility in Dublin, Ireland. In November 1997, Sanmina acquired Elexsys, which has an assembly facility located in Northern California and printed circuit board fabrication facilities in Northern and Southern California, Nashua, New Hampshire and Peterborough, England. In November 1998, Sanmina acquired

Altron, which has assembly facilities located in Woburn, Massachusetts, Richardson, Texas, Fremont, California, and a printed circuit board fabrication facility in Wilmington, Massachusetts. In November 1998, Sanmina acquired the electronics manufacturing services of Harris Canada, which provided Sanmina with its first facility in Canada.

    In November 1998, Sanmina entered into a lease with an option to purchase for a 330,000 square foot campus facility located in San Jose, California. The facility consists of 4 buildings on a single site. Sanmina intends to consolidate its corporate headquarters and San Jose area assembly operations at this facility. Consolidation activities will begin in calendar 1999. Sanmina's San Jose area printed circuit board fabrication facilities will not be consolidated at the campus facility and will remain at their current locations.

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

    All but one of Sanmina's manufacturing facilities are certified under ISO 9002, a set of standards published by the International Organization of Standardization and used to document, implement and demonstrate quality management and assurance systems in design and manufacturing. As part of the ISO 9002 certification process, the Company has developed a quality systems manual and an internal system of quality controls and audits. Although ISO 9002 certification is of particular importance to the companies doing business in the European Community, Sanmina believes that United States electronics manufacturers are increasing their use of ISO 9002 registration as a criteria for suppliers.

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

        The Company has developed expertise and techniques which it uses in the manufacture of circuit boards, backpanels and subsystems. Generally, the Company relies on common law trade secret protection and on confidentiality agreements with its employees to protect its expertise and techniques. The Company owns but five patent and believes that patents have not historically constituted a significant form of intellectual property right in its industry.

ENVIRONMENTAL CONTROLS

        Proper waste disposal is a major consideration for printed circuit board manufacturers because metals and chemicals are used in the manufacturing process. Water used in the printed circuit board manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into the municipal sanitary sewer system. In addition, although the electronics assembly process generates significantly less waste water than printed circuit board fabrication, maintenance of environmental controls is also important in the electronics assembly process. Each of Sanmina's printed circuit board and electronics assembly plants has personnel responsible for monitoring environmental compliance. These individuals report to Sanmina's director of environmental compliance, who has overall responsibility for environmental matters.

        Each plant operates under effluent discharge permits issued by the appropriate governmental authority. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. There can be no assurance that violations will not occur in the future as a result of human error, equipment failure or other causes. In the event of a future violation of environmental laws, Sanmina could be held liable for damages and for the costs of remedial actions and could be also subject to revocation of effluent discharge permits. Any such revocation could require Sanmina to cease or limit production at one or more of its facilities, thereby having an adverse impact on Sanmina's results of operations. Sanmina is also subject to environmental laws relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials as well as air quality regulations. Furthermore, environmental laws could become more stringent over time, and the costs of compliance with and penalties associated with violation of more stringent laws could be substantial.

        In November 1997, Sanmina acquired Elexsys, which, by virtue of such acquisition, became a wholly-owned subsidiary of Sanmina. Several facilities owned or occupied by Elexsys at the time of the acquisition, or formerly owned or occupied by Elexsys or companies acquired by Elexsys, had either soil contamination or contamination of groundwater underneath or near the facility including the following: Contamination was discovered at Elexsys' Irvine, California facility in 1989 and Elexsys voluntarily installed a groundwater remediation system at the facility in 1994. The California Regional Water Quality Control Board has requested that Sanmina extend the investigation of the groundwater contamination at the Irvine facility to off-site areas. It is unknown what the results of this additional investigation will be and whether any additional remediation activities will be required. Sanmina has been required by the California Department of Toxic Substances Control to undertake investigation of soil and/or groundwater at certain facilities formerly owned or occupied by a predecessor company to Elexsys in Mountain View, California. Depending upon the results of this soil sampling and groundwater testing, Sanmina could be ordered to undertake soil and/or groundwater cleanup. To date, Sanmina has not been ordered to undertake any soil or groundwater cleanup activities at the

Mountain View facilities, and does not believe any such activities should be required. Test results received to date are not sufficient to enable Sanmina to determine whether or not such cleanup activities are likely to be mandated.

        Contamination has also been discovered at other current and former Elexsys facilities and has been reported to the relevant regulatory agencies. No remediation or further investigation of such contamination has been required by regulatory agencies. To date, the cost of the various investigations and the cost of operating the remediation system at the Irvine facility have not been material to Sanmina's financial condition. However, in the event Sanmina is required to undertake additional groundwater or soil cleanup, the costs of such cleanup are likely to be substantial. Sanmina is currently unable to estimate the amount of such soil and groundwater cleanup costs because no soil or groundwater cleanup has been ordered and Sanmina cannot determine from available test results what remediation activities, if any, are likely to be required. Sanmina believes, based on the limited information currently available, that the cost of any groundwater or soil clean-up that may be required would not have a material adverse effect on Sanmina's business, financial condition and results of operations. Nevertheless, the process of remediating contaminated soil and groundwater is costly, and if Sanmina is required to undertake substantial remediation activities at one or more of the former Elexsys facilities, there can be no assurance that the costs of such activities costs would not have a material adverse effect on Sanmina's business, financial condition and results of operations.

        Altron was advised in 1993 by Olin Corporation that contamination resulting from activities of prior owners of property owned by Olin Corporation and located close to the Altron manufacturing plant in Wilmington, Massachusetts, had migrated under the Altron plant. Olin has assumed full responsibility for any remediation activities that may be required and has agreed to indemnify and hold Altron harmless from any and all costs, liabilities, fines, penalties, charges and expenses arising from and relating to any action or requirement, whether imposed by statute, ordinance, rule, regulation, order, decree or by general principles of law to remediate, clean up or abate contamination emanating from the Olin site, Although the Company believes that Olin's assumption of responsibility will result in no remediation cost to Altron from the contamination, there can be no assurance that Altron will not be subject to some costs regarding this matter, but Altron does not anticipate that such costs, if any, will be material to its financial condition.

BACKLOG

    Sanmina's backlog was approximately $233 million at September 30, 1998 and approximately $175 million at September 30, 1997. Backlog consists of purchase orders received by the Company, including, in certain instances, forecast requirements released for production under customer contracts. Cancellation and postponement charges generally vary depending upon the time of cancellation or postponement, and a certain portion of the Company's backlog may be subject to cancellation or postponement without significant penalty. Typically, a substantial portion of the Company's backlog is scheduled for delivery within 120 days.

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

EMPLOYEES

    At September 30, 1998, Sanmina had 4,005 full-time employees, including 3,746 in manufacturing and engineering, 136 in marketing and sales, and 123 in general administration and finance. None of Sanmina's employees is represented by a labor union and Sanmina has never experienced a work stoppage or strike. Sanmina believes its relationship with its employees is good.

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

        Sanmina is subject to risks related to Year 2000 problems. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20." As a result, in less than two years, computer systems and/or software products used by many companies may need to be upgraded to comply with such Year 2000 requirements. Sanmina is currently expending resources to review its products and services, as well as its internal use software in order to identify and modify those products, services and systems that are not Year 2000 compliant. Additionally, Sanmina is in the process of evaluating the need for contingency plans with respect to Year 2000 requirements. The necessity of any contingency plan must be evaluated on a case-by-case basis and will vary considerably in nature depending on the Year 2000 issue it may need to address. There can be no assurance however, that Sanmina will be able to solve all potential Year 2000 issues. Sanmina's reliance on its key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that another company's failure to address Year 2000 issues could not have an adverse effect on Sanmina. Sanmina has initiated formal communications with each of its significant suppliers and customers to determine the extent to which Sanmina is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Sanmina is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for Year 2000 compliance. However, the response of those third parties is beyond Sanmina's control. To the extent that Sanmina does not receive adequate responses by December 31, 1998, it is prepared to develop contingency plans, with completion of these plans scheduled for no later than March 31, 1999. At this time, Sanmina cannot estimate the additional cost, if any, that might develop from such contingency plans. Breakdowns in Sanmina's computer systems and applications, such as its manufacturing application software, its bar-coding systems, and the computer chips embedded in its plant equipment, as well as other Year 2000-related problems such as disruptions in the delivery of materials, power, heat or water to Sanmina's facilities, could prevent Sanmina from being able to manufacture and ship its products. Sanmina plans to replace or upgrade or otherwise work around any of its date driven systems that are not Year 2000 compliant. Sanmina's Year 2000 Project Team completed compliance solutions or work arounds by January 31, 1999, and intends to complete compliance testing by June 30, 1999. If Sanmina fails to correct a material Year 2000 problem, its normal business activities and operations could be interrupted. Such interruptions could materially and adversely affect Sanmina's results of operations, liquidity and financial condition. To date, Year 2000 costs are not considered by Sanmina to be material to its financial condition. Sanmina currently estimates that, in order to complete Year 2000 compliance, Sanmina will be required to incur expenditures of approximately $1.1 million.

        Dependence on Electronics Industry. Sanmina's business is heavily dependent on the health of the electronics industry. Sanmina's customers are manufacturers in the telecommunications, networking (data communications), industrial and medical instrumentation and computer systems segments of the electronics industry. These industry segments, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Sanmina's customers can discontinue or modify products containing components manufactured by Sanmina. Such discontinuance or modification could adversely affect Sanmina's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A general recession in the electronics industry could have a material adverse effect on Sanmina's business, financial condition and results of operations. Sanmina typically does not obtain long-term volume purchase contracts from its customers and has recently experienced reduced lead times in customer orders. Customer orders may be canceled and volume levels may be changed or delayed. In particular, Sanmina experienced certain cancellation and rescheduling of shipment dates of customer orders during the fourth fiscal quarter of 1998. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured.

        Factors Affecting Operating Results. Sanmina's results of operations have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. Sanmina's operating results are affected by a number of factors. These factors include timing of orders from major customers, mix of product ordered by and shipped to major customers, the volume of orders as related to Sanmina's capacity, the ability of Sanmina to effectively manage inventory and fixed assets, and the ability of Sanmina to time expenditures in anticipation of future sales. Sanmina's results are also affected by the mix of products between backplane assemblies and printed circuit boards. Sanmina's results are also affected by general economic conditions in the electronics industry. Sanmina's results can also be significantly influenced by development and introduction of new products by Sanmina's customers. From time to time, Sanmina experiences changes in the volume of sales to each of its principal customers, and operating results may be affected on a period-to-period basis by these changes. Sanmina's customers generally require short delivery cycles, and a substantial portion of Sanmina's backlog is typically scheduled for delivery within 120 days. Quarterly sales and operating results therefore depend in large part on the volume and timing of bookings received during the quarter, which are difficult to forecast. Sanmina's backlog also affects its ability to plan production and inventory levels, which could lead to fluctuations in operating results. In addition, a significant portion of Sanmina's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on Sanmina's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, fluctuations in operating results may also result in fluctuations in the price of Sanmina Common Stock.

        Competition and Technological Change. The electronic interconnect product industry is highly fragmented and it is characterized by intense competition. Sanmina competes in the technologically advanced segment of the interconnect product market, which is also highly competitive but is much less fragmented than the industry as a whole. Sanmina's competitors consist primarily of larger manufacturers of interconnect products, and some of these competitors have greater manufacturing and financial resources than Sanmina as well as greater SMT assembly capacity. As a participant in the interconnect industry, Sanmina must continually develop improved manufacturing processes to accommodate its customers' needs for increasingly complex products. During periods of recession in the electronics industry, Sanmina's competitive advantages in the areas of quick turnaround manufacturing and responsive customer service may be of reduced importance to electronics OEMs, who may become more price sensitive. In addition, captive interconnect product manufacturers seek orders in the open market to fill excess capacity, thereby increasing price competition. Sanmina may be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures, particularly those with offshore facilities where labor and other costs are lower.

        Risks Associated with Acquisitions and Expansions. Sanmina has, for the past several fiscal years, pursued a strategy of growth. This growth has come in part through acquisitions. These acquisitions have involved both acquisitions of entire companies, such as the June 1995 acquisition of Assembly Solutions in Manchester, New Hampshire, the January 1996 acquisition of Golden Eagle Systems, now known as Sanmina Cable Systems, the November 1997 merger with Elexsys, the February 1998 acquisition of Pragmatech and the November 1998 merger with Altron. In addition, Sanmina has in other instances acquired selected assets, principally equipment, inventory and customer contracts and, in certain cases, facilities or facility leases. Acquisitions of this nature completed by Sanmina include the November 1996 acquisitions of the Guntersville, Alabama operations of Comptronix Corporation and certain assets of the custom manufacturing services division of Lucent Technologies. In addition to these acquisitions, Sanmina has also grown its operations through internal expansion, such as the opening of its Richardson, Texas assembly facility, its Durham, North Carolina assembly facility and its Dublin, Ireland assembly facility. Acquisitions of companies and businesses and expansion of operations involves certain risks, including the following:

    * the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale or other value,
    * diversion of management's attention,
    * difficulties in scaling up production at new sites and coordinating management of operations at new sites,
    * loss of key employees of acquired operations.

        Accordingly, Sanmina may experience problems in integrating the Altron operations or operations associated with any future acquisition. Accordingly, there can be no assurance that the merger with Altron or any other future acquisition will result in a positive contribution to Sanmina's results of operations. Furthermore, there can be no assurance that Sanmina will realize value from any such acquisition, which equals or exceeds the consideration paid. In particular, the successful combination of Sanmina and Altron will require substantial effort from each company, including the integration and coordination of sales and marketing efforts. The diversion of the attention of management and any difficulties encountered in the transition process, including, the interruption of, or a loss of momentum in, Altron's activities, problems associated with integration of management information and reporting systems, and delays in implementation of consolidation plans, could have an adverse impact on Sanmina's ability to realize the anticipated benefits of the Merger. Therefore, there can be no assurance that Sanmina will realize any of these anticipated benefits. In addition, there can be no assurance that Sanmina will realize anticipated strategic and other benefits from expansion of existing operations to new sites. Any such problems could have a material adverse effect on Sanmina's business, financial condition and results of operations. In addition, future acquisitions by Sanmina may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense. These factors could have a material adverse effect on Sanmina's business, financial condition and results of operations.

        Risks Associated with International Operations. Sanmina opened its first overseas facility, located in Dublin, Ireland, in

June 1997. In addition, Sanmina has obtained a printed circuit board fabrication facility in Peterborough, England as a result of the acquisition of Elexsys. A number of risks are inherent in international operations and transactions. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, and difficulties in staffing, coordinating communications among and managing international operations. Additionally, Sanmina's business, financial condition and results of operations may be adversely affected by fluctuations in international currency exchange rates as well as increases in duty rates, difficulties in obtaining export licenses, constraints on its ability to maintain or increase prices, and competition. There can be no assurance that Sanmina will realize the anticipated strategic benefits of its expansion in Ireland or that Sanmina's international operations will contribute positively to Sanmina's business, financial condition and results of operations. Furthermore, difficulties encountered in scaling up production at overseas facilities or in coordinating Sanmina's United States and international operations, as well as any failure of the international operations to realize anticipated revenue growth, could, individually or in the aggregate, have a material adverse effect on Sanmina's business, financial condition and results of operations.

        Possible Volatility of Note and Stock Price. The trading price of the Sanmina Common Stock has been and could in the future be subject to significant fluctuations in response to variations in quarterly operating results, developments in the electronics industry, general economic conditions, changes in securities analysts' recommendations regarding Sanmina's securities and other factors. In addition, the stock market in recent years has experienced significant price and volume fluctuations which have affected the market prices of technology companies and which have often been unrelated to or disproportionately impacted by the operating performance of such companies. These broad market fluctuations may adversely affect the market price of Sanmina's Common Stock.

ITEM 2. PROPERTIES

    Sanmina's principal facilities, including Altron, comprise an aggregate of approximately 1.6 million square feet. Except for the Company's 72,000 square foot Manchester, New Hampshire facility, the 72,000 square foot facility occupied by Sanmina Cable Systems in Carrollton, Texas, a 70,000 square foot facility located in Nasuha, New Hampshire, a 204,000 square foot facility located in Wilmington, Massachusetts, a 104,000 square foot facility located in Woburn, Massachusetts, and the Company's 50,000 square foot facility located in Dublin, Ireland, all of the facilities are leased, and the leases for these facilities expire from 1998 through 2013. The leases generally may be extended at the Company's option. In addition, the Company's Guntersville, Alabama facilities are leased under leases with the Guntersville, Alabama industrial development board. Under the leases, no rent is payable and the facilities may be purchased by the Company for nominal consideration at any time up to and including the expiration of the respective terms of such leases. Sanmina has twelve principal facilities located in the greater San Jose, California area, with other facilities located in Southern California, Richardson, Texas, Manchester, New Hampshire, Guntersville, Alabama, Durham, North Carolina, Peterborough, England, and Calgary, Canada

        In November 1998, Sanmina entered into a lease with an option to purchase for a 330,000 square foot campus facility located in San Jose, California. The facility consists of 4 buildings on a single site. Sanmina intends to consolidate its corporate headquarters and San Jose area assembly operations at this facility. Consolidation activities will begin in calendar 1999. Sanmina's San Jose area printed circuit board fabrication facilities will not be consolidated at the campus facility and will remain at their current locations. Sanmina believes that its facilities are adequate to meet its reasonably foreseeable requirements for at least the next two years. The Company continually evaluates its expected future facilities requirements.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not currently a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The information required by this item is incorporated by reference to page 25 of the Registrant's 1998 annual report to stockholders under the caption "quarterly results."

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item is incorporated by reference to page 20 of the Registrant's 1998 annual report to stockholders under the caption "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is incorporated by reference to pages 22 through 28 of the Registrant's 1998 annual report to stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated by reference to pages 30 through 38 of the Registrant's 1998 annual report to stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 1999 Annual Meeting of Stockholders (the "Proxy Statement") to be held January 29, 1999 and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 -- Election of Directors" in the Proxy Statement.

    The executive officers of the Registrant, who are elected by the board of directors, are as follows:


               NAME                  AGE                     POSITION
-----------------------------------  ---     -----------------------------------------
Jure Sola..........................  47      Chairman and Chief Executive Officer
Randy W. Furr......................  44      President and Chief Operating Officer
Bernard J. Whitney.................  42      Executive Vice President and Chief Financial
                                             Officer
Michael J. Landy...................  44      Executive Vice President of Sales and Marketing



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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)1. FINANCIAL STATEMENTS

         The following Financial Statements of Sanmina Corporation and Report of Independent Public Accountants are incorporated by reference to pages 30 through 39 of the Registrant's 1998 annual report to stockholders:

         Report of Independent Public Accountants

         Consolidated Balance Sheets, As of September 30, 1998 and 1997

         Consolidated Statements of Operations, Years Ended September 30, 1998, 1997 and 1996

         Consolidated Statements of Stockholders' Equity, Years Ended September 30, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows, Years Ended September 30, 1998, 1997 and 1996

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

      3. EXHIBITS

         Refer to (c) below.

   (b) REPORTS ON FORM 8-K

       The Company did not file any reports on Form 8-K during the fiscal quarter ended September 30, 1998.

       On December 14, 1998, the Company filed with the Commission a report on Form 8-K relating to the acquisition of Altron. Pro forma financial information relating to such transaction will be filed with the Commission within the time frame prescribed by Regulation S-X and the rules regarding reporting on Form 8-K.

   (c) EXHIBITS



EXHIBIT
  NUMBER                                        DESCRIPTION
----------    ----------------------------------------------------------------------------
  3.2(8)      Restated Certificate of Incorporation of Registrant.
  3.3(1)      Bylaws of Registrant, as amended.
  4.2(1)      Specimen Stock Certificate.
 10.4(1)      Form of Indemnification Agreement.
 10.2(4)      Amended 1990 Incentive Stock Plan.
 10.3(1)      1993 Employee Stock Purchase Plan.
10.9(k)(2)    Amended and Restated Credit Agreement dated as of August 18, 1993 among Sanmina Corporation, Chemical Bank and other lenders.
10.9(k)(5)    Amendment dated July 27, 1995 to Amended and Restated Credit Agreement dated
              August 18, 1993.
10.9(1)(2)    Revolving Credit Note, $12,000,000.00, Chemical Bank.
 10.10(1)     Lease for premises at 2109 O'Toole Avenue, Suites A-E, San Jose, California
              (Portion of Plant I).
 10.11(1)     Lease for premises at 2101 O'Toole Avenue, San Jose, California (Portion of Plant I).
 10.12(1)     Lease for premises at 2539 Scott Boulevard, Santa Clara, California (Plant III).
 10.14(1)     Lease for premises at 2060-2068 Bering Drive, San Jose, California (Plant II).
 10.15(1)     Lease for premises at 4220 Business Center Drive, Fremont, California (Plant V).
 10.16(1)     Lease for premises at McCarthy Boulevard, Milpitas, California (Plant VI).
 10.17(1)     Lease for premises at 2121 O'Toole Avenue, San Jose, California (Corporate Headquarters).
 10.19(2)     Lease for premises at 1250 American Parkway, Richards, Texas (Plant VII).
 10.20(2)     Lease for premises at 6453 Kaiser Drive, Fremont, California (Plant VIII).
 10.21(3)     Asset Purchase Agreement dated September 28, 1994 between Registrant and
              Comptronix Corporation.
 10.22(4)     Lease for premises at 355 East Trimble Road, San Jose, California.
 10.23(5)     Stock Purchase Agreement dated May 31, 1995 between Sanmina Corporation,
              Assembly Solutions, Inc. and the principal stockholders of Assembly Solutions, Inc.
 10.24(6)     Indenture dated August 15, 1995 between Registrant and Norwest Bank Minnesota,
              N.A. as Trustee.
 10.25(7)     Asset Purchase Agreement dated September 20, 1996 between Registrant and
              Comptronix Corporation.
 10.26(9)     Agreement and Plan of Merger dated July 22, 1997 among Registrant, SANM
              Acquisition Subsidiary, Inc. and Elexsys International, Inc.
10.26(10)     Agreement and Plan of Merger dated September 2, 1998 among Registrant, SANM
              Acquisition Subsidiary, Inc. and Altron, Inc.
10.27         Synthetic lease agreement.
 11.1         Statement of Computation of Earnings Per Share
 13           Annual Report to Stockholders.
 21           Subsidiaries of the Registrant.
 23           Consent of Arthur Andersen LLP.
 27           Financial Data Schedule.




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

(9) Incorporated by reference to exhibit 2.1 previously filed with Registrant's Report on Form 8-K filed with the SEC on November 21, 1997.

(10) Incorporated by reference to exhibit 2.1 previously filed with Registrant's Report on Form 8-K filed with the SEC on September 4, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SANMINA CORPORATION

                                  By:

                                    Jure Sola
                                    Chairman and Chief Executive Officer
Date: December 22, 1998

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




                SIGNATURE                                TITLE                           DATE
----------------------------------------     ------------------------------        -----------------

                                            Chairman, Chief Executive              December 22, 1998
----------------------------------------    Officer and Director
                Jure Sola                   (Principal Executive Officer)


                                            Executive Vice President and           December   22, 1998
----------------------------------------    Chief Financial Officer
             Bernard J. Whitney             (Principal Financial and
                                            Accounting Officer)


                                            Director                               December 22, 1998
----------------------------------------
             Samuel Altschuler


                                            Director                               December 22, 1998
----------------------------------------
                Neil Bonke

                                            Director                               December 22, 1998
----------------------------------------
               John Bolger

                                            Director                               December 22, 1998
----------------------------------------
          Bernard Vonderschmitt

                                            Director                               December 22, 1998
----------------------------------------
             Mario M. Rosati


                                   SCHEDULE II

                               SANMINA CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                  BALANCE AT      CHARGED TO                 BALANCE AT
                                                   BEGINNING      COSTS AND                    END OF
                                                   OF PERIOD      EXPENSES    DEDUCTIONS       PERIOD
                                                  ----------     ----------   ----------     ----------
Allowance for Doubtful Accounts and Returns
Fiscal year ended September 30, 1996............    $1,387         $  532        $214          $1,705
Fiscal year ended September 30, 1997............    $1,705         $2,133        $218          $3,620
Fiscal year ended September 30, 1998............    $3,620         $1,994        $945          $4,669

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Stockholders of Sanmina Corporation:

    We have audited in accordance with generally accepted auditing standards, the financial statements included in Sanmina Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 23, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule at Item 14(a)2 above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                  ARTHUR ANDERSEN LLP

San Jose, California
October 23, 1998

                                  EXHIBIT INDEX


  EXHIBIT
    NO.                                         DESCRIPTION
  -------   -------------------------------------------------------------------
10.27       Synthetic lease agreement.
11.1        Statement of Computation of Earnings Per Share
  13        Annual Report to Stockholders
  21        Subsidiaries of the Registrant
  23        Consent of Arthur Andersen LLP
  27        Financial Data Schedule