Form 10-Q
period 1999-02-02
SANMINA CORP/DE
filed 1999-02-16
CIK 897723

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

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 2, 1999

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     As of January 29, 1999, there were 56,799,606 shares outstanding of the issuer's common stock, $0.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SANMINA CORPORATION

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I. FINANCIAL INFORMATION

Item 1.  Interim Financial Statements
         Condensed Consolidated Statements of Operations.............       3
         Condensed Consolidated Balance Sheets.......................       4
         Condensed Consolidated Statements of Cash Flows.............       5
         Notes to Interim Condensed Consolidated Financial
         Statements..................................................   6 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................  9 - 13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................      14

Item 6.  Exhibits and Reports on Form 8-K............................      14

Signature............................................................      15

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      IN THOUSANDS, EXCEPT PER SHARE DATA
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                              --------------------------
                                                              JANUARY 2,    DECEMBER 27,
                                                                 1999           1997
                                                              ----------    ------------
Net sales...................................................   $260,239       $206,266
Cost of sales...............................................    210,293        162,176
                                                               --------       --------
  Gross profit..............................................     49,946         44,090
                                                               --------       --------
Operating expenses
  Selling, general and administrative.......................     18,718         14,295
  Amortization of goodwill..................................        751            636
  Provision for plant closing and relocation costs..........     16,875             --
  Write down of long-lived assets...........................     11,400             --
  Merger costs..............................................      5,479          3,945
                                                               --------       --------
          Total operating expenses..........................     53,223         18,876
                                                               --------       --------
Operating income (loss).....................................     (3,277)        25,214
Other income (expense), net.................................      1,885           (158)
                                                               --------       --------
Income (loss) before provision for income taxes.............     (1,392)        25,056
Provision for income taxes..................................         --          9,381
                                                               --------       --------
Net income (loss)...........................................   $ (1,392)      $ 15,675
                                                               ========       ========
Earnings (loss) per share:
  Basic.....................................................   $  (0.02)      $   0.32
  Diluted...................................................   $  (0.02)      $   0.29
Shares used in computing per share amounts:
  Basic.....................................................     56,480         48,238
  Diluted...................................................     56,480         57,537

                            See accompanying notes.

                              SANMINA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS

                                     ASSETS

                                                              JANUARY 2,     SEPTEMBER 30,
                                                                 1999            1998
                                                              -----------    -------------
                                                              (UNAUDITED)
Current assets:
     Cash and cash equivalents..............................   $ 61,303        $ 87,971
     Short-term investments.................................     68,464          93,526
     Accounts receivable, net...............................    151,014         123,398
     Inventories............................................    102,851          99,235
     Deferred income taxes..................................     19,662          19,389
     Prepaid expenses and other.............................     13,233           8,197
                                                               --------        --------
          Total current assets..............................    416,527         431,716
Property, plant and equipment, net..........................    168,735         180,577
Long-term investments.......................................     52,850              --
Deposits and other..........................................     12,273          20,349
                                                               --------        --------
                                                               $650,385        $632,642
                                                               ========        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................   $ 88,052        $ 83,058
     Accrued liabilities....................................     55,708          43,177
     Income taxes payable...................................      4,949          11,517
                                                               --------        --------
          Total current liabilities.........................    148,709         137,752
                                                               --------        --------
Long-term liabilities:
     Convertible subordinated notes.........................      5,657           5,767
     Other liabilities......................................     19,346          16,848
                                                               --------        --------
          Total long-term liabilities.......................     25,003          22,615
                                                               --------        --------
Stockholders' equity:
     Common stock...........................................        567             555
     Additional paid-in capital.............................    241,284         236,277
     Unrealized gain on investments.........................        325             386
     Retained earnings......................................    234,497         235,057
                                                               --------        --------
          Total stockholders' equity........................    476,673         472,275
                                                               --------        --------
                                                               $650,385        $632,642
                                                               ========        ========

                            See accompanying notes.

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                              --------------------------
                                                              JANUARY 2,    DECEMBER 27,
                                                                 1999           1997
                                                              ----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................   $ (1,392)      $ 15,675
  Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
     Depreciation, amortization and other...................     11,034          7,409
     Relocation, one-time charges, and merger costs.........     23,686          3,945
     Write down of long-lived assets........................     11,400             --
     Changes in operating assets and liabilities, net of
      acquisitions:
       Accounts receivable..................................    (27,964)            (3)
       Inventories..........................................      1,665         (2,794)
       Prepaid expenses, deposits and other.................      1,842          1,063
       Accounts payable and accrued liabilities.............      1,067          1,037
       Income tax accounts..................................     (5,891)         7,892
                                                               --------       --------
          Cash provided by operating activities.............     15,447         34,224
                                                               ========       ========
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................    (16,644)       (21,379)
  Proceeds from maturity of short-term investments..........     41,919         20,717
  Purchases of long-term investments........................    (52,850)            --
  Purchases of property and equipment, net of
     acquisitions...........................................    (10,599)       (12,979)
  Cash paid for businesses acquired, net....................    (10,051)            --
                                                               --------       --------
          Cash used for investing activities................    (48,225)       (13,641)
                                                               ========       ========
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on line of credit................................         --         (3,767)
  Payments of long-term liabilities.........................     (1,523)        (9,077)
  Proceeds from sale of common stock, net of taxes..........      4,140         (1,061)
                                                               --------       --------
          Cash provided by (used for) financing
            activities......................................      2,617        (13,905)
                                                               --------       --------
Increase (decrease) in cash and cash equivalents............    (30,161)         6,678
Cash and cash equivalents at beginning of period............     91,464         52,939
                                                               --------       --------
Cash and cash equivalents at end of period..................   $ 61,303       $ 59,617
                                                               ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the year for:
       Interest.............................................   $    133       $    319
       Income Taxes.........................................   $  5,111       $    539

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

     The results of operations for the three months ended January 2, 1999 are not necessarily indicative of the results that may be expected for the year ending October 2, 1999. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1998 included in the Company's annual report on Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 -- ACQUISITIONS

     In November 1998, the Company acquired Altron, Incorporated ("Altron") in a merger transaction. Under the terms of the merger agreement, each share of Altron Common Stock was converted into 0.4545 shares of Sanmina Common Stock. Approximately 7.2 million shares of common stock were issued to acquire Altron. The merger was accounted for as a pooling of interests, and therefore, all prior periods presented were restated to combine the results of the two companies. A reconciliation of the financial statements for the three months ended December 27, 1997, to previously reported information is as follows (in thousands):

Revenue:
  Sanmina.................................................  $159,107
  Altron..................................................    47,159
                                                            --------
          Combined........................................  $206,266
                                                            ========
Net Income:
  Sanmina.................................................  $ 12,508
  Altron..................................................     3,167
                                                            --------
          Combined........................................  $ 15,675
                                                            ========

     On December 28, 1998, the Company acquired Telo Electronics, Incorporated, a California corporation ("Telo"). The Company acquired Telo by issuing shares of Sanmina Common Stock in exchange for 100% of the outstanding common stock of Telo in a merger transaction. The merger was accounted for as a pooling of interests. Due to the immateriality of this acquisition to the Company's consolidated financial position and results of operations, Telo has been included in the Company's consolidated results of operations as of the beginning of fiscal 1999 (October 1, 1998), but amounts presented for periods prior to fiscal 1999 have not been restated to include Telo's historical results of operations.

     During the quarter ending January 2, 1999, the Company also completed three other smaller acquisitions. These transactions involved the purchase of either stock or assets in exchange for cash and were accounted for as purchase transactions. Pro forma statements of operations reflecting these acquisitions are not shown, as they would not differ materially from reported results.

                              SANMINA CORPORATION

                                  (UNAUDITED)

NOTE 3 -- PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

NOTE 4 -- INVENTORIES

     Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

                                                      JANUARY 2,    SEPTEMBER 30,
                                                         1999           1998
                                                      ----------    -------------
                                                            (IN THOUSANDS)
  Raw materials.....................................   $ 59,865        $54,976
  Work-in-process...................................     30,317         29,472
  Finished goods....................................     12,669         14,787
                                                       --------        -------
                                                       $102,851        $99,235
                                                       ========        =======

NOTE 5 -- EARNINGS PER SHARE

     Basic EPS was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the first three months of fiscal 1999 and 1998. Diluted EPS for the first three months of 1999 and 1998 includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock, if dilutive. A reconciliation of the net income (loss) and weighted average number of shares used for the diluted earnings per share computations for the first three months of fiscal 1999 and 1998 is as follows:

                                                           THREE MONTHS ENDED
                                                       --------------------------
                                                       JANUARY 2,    DECEMBER 27,
                                                          1999           1997
                                                       ----------    ------------
                                                         (IN THOUSANDS, EXCEPT
                                                           PER SHARE AMOUNTS)
Net income (loss)....................................   $(1,392)       $15,675
Add back after-tax interest expense for convertible
  subordinated debt..................................         0            807
                                                        -------        -------
Income for calculating earnings per share............   $(1,392)       $16,482
                                                        =======        =======
Weighted average number of share outstanding during
  the period.........................................    56,480         48,238
Applicable number of shares for stock options
  outstanding for the period.........................         0          3,180
Weighted average number of shares if convertible
  subordinated debt were converted...................         0          6,119
                                                        -------        -------
          Weighted average number of shares..........    56,480         57,537
Diluted earnings per share...........................   $ (0.02)       $  0.29
                                                        =======        =======

NOTE 6 -- COMMITMENTS

     In November 1998, the Company entered into an operating lease agreement for a new corporate headquarters and new facilities for its principal Northern California assembly facilities. This campus facility, which comprises approximately 330,000 square feet, is located in San Jose, California. A condition of this operating lease is that the Company pledges $52.9 million to the administrative agent until the end of the lease's initial term. The Company has classified this amount as a long term investment in the accompanying consolidated balance sheets.

                              SANMINA CORPORATION

                                  (UNAUDITED)

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

NOTE 8 -- WRITE DOWN OF LONG-LIVED ASSETS

     The Company continually evaluates whether long-lived assets have been impaired in value. This process includes evaluating whether projected results of operations of acquired businesses would support the carrying value of related assets including the future amortization of the remaining unamortized balance of goodwill. In the first quarter of fiscal 1999, such evaluation with respect to the acquisition of Pragmatech, Incorporated ("Pragmatech"), indicated the fair value of assets related to Pragmatech were less than the carrying value of the Pragmatech assets. Accordingly, in the first quarter of fiscal 1999, the Company has written down the remaining $11.4 million in unamortized goodwill arising from the acquisition. The fair value of Pragmatech was based on estimated future cash flows to be generated from those assets based on reasonable and supportable assumptions. Financial projections prepared at the time of the acquisition of Pragmatech reflected the Company's belief that the Company would continue to provide electronics manufacturing services to existing Pragmatech customers and would grow the Pragmatech business at Pragmatech's existing facilities. However, the existing Pragmatech customer relationships could not be restructured to conform to the Company's pricing and revenue models, and as a result, the relationships with the former Pragmatech customers have terminated. In addition, the Company has closed several of the former Pragmatech facilities. As a result of these operational factors, the Company's analysis of projected revenues, results of operations, and cash flows attributable to the few remaining Pragmatech customers did not support the carrying value of Pragmatech assets, including the unamortized goodwill.

NOTE 9 -- COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") in fiscal 1999. SFAS 130 requires companies to report a "comprehensive income" that includes unrealized gains and losses and other items that have previously been excluded from net income (loss) and reflected instead in stockholders' equity. A summary of comprehensive income
(loss) is as follows (in thousands):

                                                           THREE MONTHS ENDED
                                                       --------------------------
                                                       JANUARY 2,    DECEMBER 27,
                                                          1999           1997
                                                       ----------    ------------
Net income (loss)....................................   $(1,392)       $15,675
Other comprehensive income (loss):
  Unrealized holding gain (losses) on
     available-for-sale securities...................       (75)           (40)
  Foreign currency translation.......................        14            (74)
                                                        -------        -------
Comprehensive income (loss)..........................   $(1,453)       $15,561
                                                        =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Sanmina Corporation ("Sanmina" or the "Company") is a leading independent provider of customized integrated electronics manufacturing services ("EMS"), including turnkey electronic assembly and manufacturing management services, to original equipment manufacturers ("OEM's") in the electronics industry. Sanmina's electronics manufacturing services consist primarily of the manufacture of complex printed circuit board assemblies using surface mount ("SMT") and pin through-hole ("PTH") interconnection technologies, the manufacture of custom designed backplane assemblies, fabrication of complex multi-layer printed circuit boards, and testing and assembly of completed systems. In addition to assembly, turnkey manufacturing management also involves procurement and materials management, as well as consultation on printed circuit board design and manufacturability. Sanmina, through its Sanmina Cable Systems ("SCS") subsidiary (formerly known as "Golden Eagle Systems"), also manufactures custom cable assemblies for electronics industry OEMs. In addition, the Company operates a metal stamping and plating business.

     Sanmina's assembly plants are located in Northern California, Richardson and Plano, Texas, Manchester, New Hampshire, Durham, North Carolina, Guntersville, Alabama, and Dublin, Ireland. Sanmina's printed circuit board fabrication facilities are located in Northern California, Southern California, Nashua, New Hampshire, and Peterborough, England. SCS's manufacturing facility is located in Carrollton, Texas. In addition, as a result of Sanmina's recent merger with Altron Inc. ("Altron"), Sanmina has added new fabrication and assembly plants in the Boston Massachusetts area, Northern California, and Richardson, Texas.

     Sanmina's results of operations have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. Sanmina's operating results are affected by a number of factors, including timing of orders from major customers, mix of products ordered by and shipped to major customers, the volume of orders as related to the Company's capacity, ability to effectively manage inventory and fixed assets, timing of expenditures in anticipation of future sales and the economic conditions in the electronics industry. Operating results can also be significantly influenced by development and introduction of new products by the Company's customers. From time to time, the Company experiences changes in the volume of sales to each of its principal customers, and operating results may be affected on a period-to-period basis by these changes. The Company's customers generally require short delivery cycles, and a substantial portion of the Company's backlog is typically scheduled for delivery within 120 days. Quarterly sales and operating results, therefore, depend in large part on the volume and timing of bookings received during the quarter, which are difficult to forecast. The Company's backlog also affects its ability to plan production and inventory levels, which could lead to fluctuations in operating results. In addition, a significant portion of the Company's operating expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the Company's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

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

     Sanmina is subject to risks related to Year 2000 problems. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20." As a result, in less than one year, computer systems and/or software products used by many companies may need to be upgraded to comply with such Year 2000 requirements. Sanmina is currently expending resources to review its products and services, as well as its internal use software, in order to identify and modify those products, services and systems that are not Year 2000 compliant. Additionally, Sanmina is in the process of evaluating the need for contingency plans with respect to Year 2000 requirements. The necessity of any contingency plan must be evaluated on a case-by-case basis and will vary considerably in nature depending on the Year 2000 issue it may need to address. There can be no assurance however, that Sanmina will be able to solve all potential Year 2000 issues. Sanmina's reliance on its key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that another company's failure to address Year 2000 issues could not have an adverse effect on Sanmina. Sanmina has initiated formal communications with each of its significant suppliers and customers to determine the extent to which Sanmina is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Sanmina is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for Year 2000 compliance. However, the response of those third parties is beyond Sanmina's control. To the extent that Sanmina does not receive adequate responses by February 28, 1999, it is prepared to develop contingency plans, with completion of these plans scheduled for no later than March 31, 1999. At this time, Sanmina cannot estimate the additional cost, if any, that might develop from such contingency plans. Breakdowns in Sanmina's computer systems and applications, such as its manufacturing application software, its bar-coding systems, and the computer chips embedded in its plant equipment, as well as other Year 2000-related problems such as disruptions in the delivery of materials, power, heat or water to Sanmina's facilities, could prevent Sanmina from being able to manufacture and ship its products. Sanmina plans to replace or upgrade or otherwise work around any of its date driven systems that are not Year 2000 compliant. Sanmina's Year 2000 Project Team intends to complete compliance testing by June 30, 1999. If Sanmina fails to correct a material Year 2000 problem, its normal business activities and operations could be interrupted. Such interruptions could materially and adversely affect Sanmina's results of operations, liquidity and financial condition. To date, Year 2000 costs are not considered by Sanmina to be material to its financial condition. Sanmina currently estimates that, in order to complete Year 2000 compliance, Sanmina will be required to incur expenditures of approximately $1.1 million.

     This report contains forward-looking statements within the meaning of
Section 72A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's future results from operations could vary significantly from these contemplated by such forward-looking statements as a result of the factors described herein. The financial and other information contained herein should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended September 30, 1998.

RESULTS OF OPERATIONS

     In November 1998, the Company completed its merger with Altron in a transaction that was accounted for as a pooling of interests. Accordingly, results for the first quarter of fiscal 1998 have been restated to combine the results of operations of both Sanmina and Altron.

     The following table sets forth, for the three months ended January 2, 1999 and December 27, 1997, certain items as a percentage of net sales. The table and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

                                                         THREE MONTHS ENDED
                                                ------------------------------------
                                                  JANUARY 2,         DECEMBER 27,
                                                     1999                1997
                                                ---------------    -----------------
Net sales.....................................       100.0%              100.0%
Cost of sales.................................        80.8                78.6
  Gross Profit................................        19.2                21.4
Selling, general and administrative...........         7.2                 6.9
Amortization of goodwill......................         0.3                  .3
Provision for plant closing and relocation....         6.5                 0.0
Write down of long lived assets...............         4.3                 0.0
Merger costs..................................         2.1                 1.9
  Operating income (loss).....................        (1.2)               12.3
Other income (expense), net...................         0.7                (0.1)
  Income (loss)before income taxes............        (0.5)               12.2
Provision for income taxes....................         0.0                 4.6
Net income (loss).............................        (0.5)                7.6

     Sales for the first quarter of fiscal 1999 ended January 2, 1999 increased by 26% to $260.2 million from $206.3 million in the corresponding quarter of the prior year. The increase in net sales was due primarily to increased shipments of EMS assemblies to both existing and new customers. The Company experienced growth across the customer base and its four key target markets of telecommunications, networking (data communications), industrial and medical instrumentation and high speed computer systems. The overall increase in net sales reflects the continuing trend toward outsourcing within the electronics industry. For the first quarter of fiscal 1999, approximately 86% of the Company's net sales represented value-added EMS assembly shipments with the remaining portion consisting of printed circuit board fabrication shipments. For fiscal 1998, EMS assembly revenues comprised 83% of Sanmina's revenues. The increase in the percentage of revenues represented by EMS assembly revenues was mainly due to the increased shipments of EMS assemblies to both existing and new customers.

     Gross margin decreased from 21.4% in the first quarter of fiscal 1998 to 19.2% in the first quarter of the current year. The decrease in gross margins for the first quarter of fiscal 1999 was primarily attributable to one-time charges recorded in the first quarter of fiscal 1999 related to the write down of obsolete inventory and assets from acquired companies. Excluding these one-time charges of $7.5 million, gross margins would have increased from 21.4% in the first quarter of fiscal 1998 to 22.1% in the first quarter of the current year. The increase is a result of normal changes in the mix of products shipped to certain customers and normal changes in customer mix. Due to increased competition, product and customer mix, the Company may experience decreases in gross margins.

     In absolute dollars, operating expenses increased from $18.9 million in the first quarter of fiscal 1998 to $53.2 million in the first quarter of fiscal 1998. As a percentage of sales, operating expenses increased from 9.2% in the first quarter of 1998 to 20.5% in the first quarter of the current year. The increase in operating expenses for the first quarter of fiscal 1999 was mainly attributable to certain charges recorded in the first quarter of fiscal 1999. These charges of $36.1 million related to plant closing and relocation costs, write down of long lived assets, and merger costs. The first quarter of fiscal 1998 included a charge of $3.9 million for merger related costs associated with the acquisition of Elexsys International, Inc. Operating margins decreased from 12.3% in the first quarter of 1998 to (1.2%) in the first quarter of the current year. The decrease in operating margins is due to the charges, discussed above, recorded in the first quarter of fiscal 1999. Excluding these charges, operating margins would have increased from 14.1% in the first quarter of fiscal 1998 to 15.5% in the first quarter of the current year. The increase was primarily attributable to the Company's ability to grow revenues at a faster rate than operating expenses.

     The operating margins reflect the Company's strategy of seeking to grow revenues while maintaining operating margins at relatively constant levels. The dollar increase in selling and general and administrative expenses was primarily the result of increased expenditures to support higher sales volume. The Company anticipates that operating expenses will increase in absolute dollars during the next few quarters due to projected additions to the sales force and other administrative expenditures to support higher sales volume. However, operating expenses as a percentage of sales are anticipated to remain relatively constant or decrease depending upon sales volume and the Company's ability to achieve expected operating efficiencies as a result of the integration of the merged Altron operations.

     For the first quarter of fiscal 1999, the Company reported net other income of $1.9 million compared to net other expense of $158,000 for the corresponding quarter of last year. In the first quarter of fiscal 1998, the Company paid approximately $12.8 million of outstanding Elexsys debt. In addition, in August 1998, $86.3 million of outstanding convertible subordinated notes, issued by the Company in August 1995, were converted into Common Stock as a result of a redemption call for such notes issued by the Company. The decrease in outstanding debt resulted in the reduction in interest expense for the first three months of fiscal 1999.

     As there was a net loss for the three months ended January 2, 1999, the Company did not record an income tax benefit. The Company's provision for income taxes for the three month period ended December 27, 1997 was based upon the Company's estimate of the effective tax rate for fiscal 1998 of 36.5%.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, and short-term investments as of January 2, 1999 were $129.8 million as compared to $181.5 million at September 30, 1998. The decrease was mainly attributable to a long-term cash deposit made in connection with the Company's operating lease for its new campus facility. For the three months ending January 2, 1999, cash generated from operations was $15.4 million compared to $34.2 million for the same period of fiscal 1998. The decrease between years primarily relates to the one-time charges, approximately $43.6 million, recorded in the first quarter of fiscal 1999. Working capital decreased to $267.8 million as of January 2, 1999 compared to $294.0 million at September 30, 1998. This was mainly due to the use of cash for the long-term deposit.

     Net cash used for investing activities for the first three months of fiscal 1999 primarily related to the purchase of short-term and long-term investments and equipment for which the Company paid a total of approximately $38.2 million in cash. Additionally, in the first quarter of fiscal 1999, the Company paid approximately $10.1 million in cash for acquisitions.

     Net cash provided for financing activities for the first three months of fiscal year 1999 related to the proceeds from sale of common stock. The proceeds were slightly offset by $1.5 million paid for other long-term liabilities.

     The Company has entered into an operating lease agreement for new facilities in San Jose, California, where it will establish its corporate headquarters and certain of its assembly operations. In connection with these transactions, the Company pledged $52.9 million of its cash and investments as collateral for certain obligations of the leases.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk

     The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. Currently, the Company does not use derivative financial instruments in its investment portfolio. The Company invests in high credit quality issuers and, by policy, limits the amount of principal exposure to any one issuer. As stated in the Company's policy, the Company seeks to ensure the safety and preservation of its invested principal funds by limiting default and market risk.

     The Company seeks to mitigate default risk by investing in high-credit quality securities and by positioning its investment portfolio to respond to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The Company seeks to mitigate market risk by limiting the principal and investment term of funds held with any one issuer and by investing funds in marketable securities with active secondary or resale markets.

     The table below presents carrying amounts and related average interest rates by year of maturity for the Company's investment portfolio as of January 2, 1999 (in thousands):

                                          1999     2000    2001    2002   2003   THEREAFTER   TOTAL
                                         ------   ------   -----   ----   ----   ----------   ------
CASH EQUIVALENTS, SHORT-TERM, AND
  LONG-TERM INVESTMENTS
     Fixed-rate investments............  43,560   14,250   2,300     0     39      4,958      65,107
     Variable-rate investments.........  22,964        0       0     0      0          0      22,964
     Average interest rate.............     5.1%     5.9%    5.5%  0.0%   5.5%       5.8%        5.3%

  Foreign Currency Exchange Risk

     The Company transacts business in foreign countries. The Company's primary foreign currency cash flows are in certain European countries. Currently, the Company does not employ a foreign currency hedge program with respect to transactions and expenditures originating in these or any other foreign countries. The Company believes that its foreign currency exchange risk is immaterial.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not currently a party to any material pending legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     27.1     Financial Data Schedule

(b) REPORTS ON FORM 8-K

     On December 14, 1998, the Company filed a report on Form 8-K relating to the acquisition of Altron.

     On February 10, 1999, the Company filed a report on Form 8-K/A relating to the acquisition of Altron.

                                   SIGNATURE

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Sanmina Corporation
                                          (Registrant)

                                          Date: February 10, 1999

                                          By:       /s/ RANDY W. FURR

                                            ------------------------------------
                                            Randy W. Furr
                                            President and Chief Operating
                                              Officer

                                          By:    /s/ BERNARD J. WHITNEY

                                            ------------------------------------
                                            Bernard J. Whitney
                                            Executive Vice President and
                                            Chief Financial Officer

                                EXHIBIT INDEX

Exhibit
Number                             Description
-------                           -------------
27.1                         Financial Data Schedule
27.2                         Financial Data Schedule
27.3                         Financial Data Schedule
27.4                         Financial Data Schedule
27.5                         Financial Data Schedule