Form 10-K/A
period 1998-09-30
SANMINA CORP/DE
filed 1999-05-03
CIK 897723

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $1,385,072,000 as of September 30, 1998, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of September 30, 1998, the Registrant had outstanding 48,265,295 shares of Common Stock.

EXPLANATORY NOTE:

     This Form 10-K/A is being filed to include restated financial statements and information to reflect Sanmina Corporation's mergers with Altron, Incorporated in November 1998 and Manu-Tronics, Inc. in March 1999. Both mergers were accounted for using the pooling of interests method. For ease of reference, the entire report has been filed herewith; however, the only changes which have been made are those which are necessary in connection with presentation of the restated financial information. In addition, as indicated on the Exhibit list, certain exhibits filed with the Registrant's original report on Form 10-K have not been refiled.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Sanmina is a leading independent provider of customized integrated electronic manufacturing services ("EMS"), including turnkey electronic assembly and manufacturing management services, to original equipment manufacturers ("OEMs") in the electronics industry. Sanmina's electronics manufacturing services consist primarily of the manufacture of complex printed circuit board assemblies using surface mount ("SMT") and pin-through hole ("PTH") interconnection technologies, the manufacture of custom designed plane assemblies, fabrication of complex multi-layered printed circuit boards, and testing and assembly of completed systems. In addition to assembly, turnkey manufacturing management also involves procurement and materials management, as well as consultation on printed circuit board design and manufacturing. Sanmina, through its Sanmina Cable Systems ("SCS") subsidiary (formerly known as Golden Eagle Systems), also manufactures custom cable and wire harness assemblies for electronic industry OEMs.

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

     Sanmina's customers include leading OEMs in the telecommunications, networking (data communications), industrial and medical instrumentation and high-speed computer systems sectors. Sanmina's assembly plants are located in Northern California, Richardson, Texas, Manchester, New Hampshire, Durham, North Carolina, Guntersville, Alabama, and Dublin, Ireland. Sanmina's printed circuit board fabrication facilities are located in Northern California, Southern California, and Nashua, New Hampshire. SCS's manufacturing facility is located in Carrollton, Texas. As a result of Sanmina's November 1998 merger with Altron Inc. ("Altron"), Sanmina has added new fabrication and assembly plants in the Boston, Massachusetts area, Northern California, and Richardson, Texas. In addition, as a result of Sanmina's recent mergers with Telo Electronics Incorporated ("Telo") and Manu-Tronics, Inc. ("Manu-Tronics"), Sanmina has added new assembly plants in San Jose, California and Kenosha, Wisconsin.

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

     This Report on Form 10-K/A contains certain forward looking statements regarding future events with respect to the Company. Actual events and/or future results of operations may differ materially as a result of the factors described herein and in the documents incorporated herein by reference, including, in particular, those factors described under "Factors Affecting Operating Results."

INDUSTRY OVERVIEW

     Sanmina is benefiting from increased market acceptance of the use of manufacturing specialists in the electronics industry. Many electronics OEMs have adopted, and are becoming increasingly reliant upon, manufacturing outsourcing strategies, and Sanmina believes the trend towards outsourcing manufacturing will continue. Electronics industry OEMs use EMS specialists for many reasons including the following:

     - Reduce Time to Market. Due to intense competitive pressures in the electronics industry, OEMs are faced with increasingly shorter product life cycles and therefore have a growing need to reduce the time required to bring a product to market. OEMs can reduce their time to market by using a manufacturing specialist's established manufacturing expertise and infrastructure.

     - Reduce Capital Investment. As electronic products have become more technologically advanced, the manufacturing process has become increasingly automated, requiring a greater level of investment in capital equipment. Manufacturing specialists enable OEMs to gain access to advanced manufacturing facilities, thereby reducing the OEMs' overall capital equipment requirements.

     - Focus Resources. Because the electronics industry is experiencing greater levels of competition and more rapid technological change, many OEMs increasingly are seeking to focus their resources on activities and technologies in which they add the greatest value. By offering comprehensive electronic assembly and turnkey manufacturing services, manufacturing specialists allow OEMs to focus on core technologies and activities such as product development, marketing and distribution.

     - Access Leading Manufacturing Technology. Electronic products and electronics manufacturing technology have become increasingly sophisticated and complex, making it difficult for OEMs to maintain the necessary technological expertise in process development and control. OEMs are motivated to work with a manufacturing specialist in order to gain access to the specialist's process expertise and manufacturing know-how.

     - Improve Inventory Management and Purchasing Power. Electronics industry OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, short product lifecycles, large investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. By using a manufacturing specialist's volume procurement capabilities and expertise in inventory management, OEMs can reduce production and inventory costs.

     - Access Worldwide Manufacturing Capabilities. OEMs are increasing their international activities in an effort to lower costs and access foreign markets. Manufacturing specialists with worldwide capabilities are able to offer such OEMs a variety of options on manufacturing locations to better address their objectives regarding cost, shipment location, frequency of interaction with manufacturing specialists and local content requirements of end-market countries.

SANMINA BUSINESS STRATEGY

     Sanmina's objective is to provide OEMs with a total EMS solution. Sanmina's strategy encompasses several key elements:

     - Concentrate on high value added products and services for leading OEMs. Sanmina focuses on leading manufacturers of advanced electronic products that generally require custom designed, more complex interconnect products and short lead-time manufacturing services. By focusing on complex interconnect products and manufacturing services for leading OEMs, Sanmina is able to realize higher margins than many other participants in the interconnect and EMS industries.

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

     - Geographic expansion of manufacturing facilities. Since 1993, Sanmina has significantly expanded and upgraded its operations through the opening of and acquisition of new facilities in Richardson, Texas, San Jose, California, Manchester, New Hampshire and Durham, North Carolina. In November 1996, Sanmina acquired the former Comptronix Corporation contract manufacturing facilities located in Guntersville, Alabama. In June 1997, Sanmina opened an EMS facility in the Dublin, Ireland area to serve customers in the European market. In November 1997, Sanmina merged with Elexsys, which has facilities in Northern and Southern California, New Hampshire and England. In addition, as a result of Sanmina's December 1998 merged with Telo and March 1999 merged with Manu-Tronics, Sanmina has added new facilities in San Jose, California and Kenosha, Wisconsin. These facilities provide the Company with operations in key geographic markets for the electronics industry. Sanmina will continue to aggressively and opportunistically pursue future expansion opportunities in other markets.

     - Aggressive pursuit of acquisition opportunities. Sanmina's strategy involves the pursuit of business acquisition opportunities, particularly when these opportunities have the potential to enable Sanmina to increase its net sales while maintaining operating margin, access new geographic markets, implement Sanmina's vertical integration strategy and/or obtain facilities and equipment on terms more favorable than those generally available in the market. These acquisitions have involved both acquisitions of entire companies, such as the June 1995 acquisition of Assembly Solutions in Manchester, New Hampshire, the January 1996 acquisition of Golden Eagle Systems, now known as Sanmina Cable Systems, the November 1997 merger with Elexsys, the February 1998 acquisition of Pragmatech, the November 1998 merger with Altron, the December 1998 merger with Telo and the March 1999 merger with Manu-Tronics. In addition, Sanmina has in other instances acquired selected assets, principally equipment, inventory and customer contracts and, in certain cases, facilities or facility leases. Acquisitions of this nature completed by Sanmina include the November 1996 acquisitions of the Guntersville, Alabama operations of Comptronix Corporation and certain assets of the custom manufacturing services division of Lucent Technologies. These acquisitions provide Sanmina with several new key customer accounts as well as with equipment that has been moved to various Sanmina facilities. Sanmina intends to continue to evaluate acquisition opportunities on a ongoing basis.

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

Telecommunications......................................   46%
Networking (Data Communications)........................   27
Industrial and Medical Instrumentation..................   15
High-Speed Computer Systems.............................   12

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

     The Company has also expanded its customer base through acquisitions. In particular, the acquisition of the Comptronix Guntersville, Alabama operations and certain assets of the former custom manufacturing services division of Lucent Technologies provided the Company with several new key customer accounts with significant growth potential. In addition, the November 1997 merger with Elexsys and the November 1998 merger with Altron also provided the Company with several major new customer accounts.

     Historically, Sanmina has had substantial recurring sales from existing customers. Sanmina also conducts advertising and public relations activities, as well as receiving referrals from current customers.

     Although Sanmina seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina's net sales. During fiscal 1998 and 1997, sales to Sanmina's ten largest customers accounted for 53% and 43%, respectively, of Sanmina's net sales. For fiscal 1998, sales to Cisco Systems and DSC Communications each represented more than 10% of the Company's net sales. For fiscal 1997, sales to DSC represented more than 10% of the Company's net sales. Although there can be no assurance that Sanmina's principal customers will continue to purchase products and services from Sanmina at current levels, if at all, Sanmina expects to continue to depend upon its principal customers for a significant portion of its net sales. Sanmina's customer concentration could increase or decrease, depending on future customer requirements, which will be dependent in large part on market conditions in the electronics industry segments in which Sanmina's customers participate. The loss of one of more major customers or declines in sales to major customers could have a material adverse effect on Sanmina's business, financial condition and results of operations.

MANUFACTURING SERVICES

     Sanmina specializes in manufacturing complex printed circuit board assemblies, backplane assemblies and printed circuit boards that are used in the manufacture of sophisticated electronic equipment. Sanmina has been manufacturing backplane assemblies since 1981 and began providing electronic assembly and turnkey manufacturing management services including the assembly and testing of sophisticated electronic systems in October, 1993. For fiscal 1998, approximately 84% of Sanmina's net sales consisted of assembly revenues and approximately 16% of Sanmina's net sales consisted of printed circuit boards. Assembly revenues are sales derived from shipments to Sanmina's customers from one of Sanmina's value added assembly facilities and includes the value of the printed circuit board which is, in most cases, manufactured at one of the Company's printed circuit board facilities. Printed circuit board revenues are sales derived from shipments directly to Sanmina's customers from one of Sanmina's printed circuit board facilities.

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

MANUFACTURING AND ENGINEERING

     Facilities. Sanmina manufactures its products in 27 decentralized plants, consisting of 20 assembly facilities and 7 printed circuit board fabrication facilities. Generally, each of Sanmina's decentralized plants have their own production, purchasing, and materials management and quality capabilities located on site. The production expertise of some plants overlaps, which enables Sanmina to allocate production based on product type and available capacity at one or more plants. With assembly facilities located in major electronics industry centers throughout the country, including Silicon Valley, Southern California, the Dallas-Forth Worth area, the Research Triangle area, New England, the greater Chicago area and Northern Alabama, Sanmina is also able to allocate production based on geographic proximity to the customer, process capabilities and available capacity. Sanmina believes that this flexible approach differs from that of its competition. Decentralized plants can focus on particular product types and respond quickly to customers' specific requirements. Sanmina believes that decentralized facilities also allow it to achieve improved accountability, quality control and cost control. Each plant is managed as a separate profit center, and each plant manager's compensation depends, in part, upon that plant meeting quality, shipment and gross profit targets.

     In November 1998, Sanmina entered into a lease with an option to purchase a 330,000 square foot campus facility located in San Jose, California. The facility consists of 4 buildings on a single site. Sanmina intends to consolidate its corporate headquarters and San Jose area assembly operations at this facility. Consolidation activities are currently underway. Sanmina's San Jose area printed circuit board fabrication facilities will not be consolidated at the campus facility and will remain at their current locations.

     Manufacturing Processes. Sanmina produces complex, technologically advanced SMT and PTH assemblies, backplane assemblies and multilayer printed circuit boards, custom cable assemblies and full systems that meet increasingly tight tolerances and specifications demanded by OEMs. Multilayering, which involves placing multiple layers of electrical circuitry on a single printed circuit board or backplane, expands the number of circuits and components that can be contained on the interconnect product and increases the operating speed of the system by reducing the distance that electrical signals must travel. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together on the printed circuit board or backplane. Interconnect products having narrow, closely spaced circuit tracks are known as "fine line" products. Today, Sanmina and other industry leaders are capable of efficiently producing commercial quantities of printed circuit boards with up to 36 layers and circuit track widths as narrow as three mils. The manufacture of complex multilayer interconnect products often requires the use of sophisticated circuit interconnections between certain layers (called "blind or buried vias") and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds (referred to as "controlled impedance"). These technologies require very tight lamination and etching tolerances and are especially critical for printed circuit boards with ten or more layers.

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

     In November 1997, Sanmina merged with Elexsys, which, by virtue of such acquisition, became a wholly owned subsidiary of Sanmina. Several facilities owned or occupied by Elexsys at the time of the acquisition, or formerly owned or occupied by Elexsys or companies acquired by Elexsys, had either soil contamination or contamination of groundwater underneath or near the facility. Contamination was discovered at Elexsys' Irvine, California facility in 1989 and Elexsys voluntarily installed a groundwater remediation system at the facility in 1994. The California Regional Water Quality Control Board has requested that Sanmina extend the investigation of the groundwater contamination at the Irvine facility to off-site areas. It is unknown what the results of this additional investigation will be and whether any additional remediation activities will be required. Sanmina has been required by the California Department of Toxic Substances Control to undertake investigation of soil and/or groundwater at certain facilities formerly owned or occupied by a predecessor company to Elexsys in Mountain View, California. Depending upon the results of this soil sampling and groundwater testing, Sanmina could be ordered to undertake soil and/or groundwater cleanup. To date, Sanmina has not been ordered to undertake any soil or groundwater cleanup activities at the Mountain View facilities, and does not believe any such activities should be required. Test results received to date are not sufficient to enable Sanmina to determine whether or not such cleanup activities are likely to be mandated. Contamination has also been discovered at other current and former Elexsys facilities and has been reported to the relevant regulatory agencies. No remediation or further investigation of such contamination has been required by regulatory agencies. To date, the cost of the various investigations and the cost of operating the remediation system at the Irvine facility have not been material to Sanmina's financial condition. However, in the event Sanmina is required to undertake additional groundwater or soil cleanup, the costs of such cleanup are likely to be substantial. Sanmina is currently unable to estimate the amount of such soil and groundwater cleanup costs because no soil or groundwater cleanup has been ordered and Sanmina cannot determine from available test results what remediation activities, if any, are likely to be required. Sanmina believes, based on the limited information currently available, that the cost of any groundwater or soil clean-up that may be required would not have a material adverse effect on Sanmina's business, financial condition and results of operations. Nevertheless, the process of remediating contaminated soil and groundwater is costly, and if Sanmina is required to undertake substantial remediation activities at one or more of the former Elexsys facilities, there can be no assurance that the costs of such activities costs would not have a material adverse effect on Sanmina's business, financial condition and results of operations.

     Altron was advised in 1993 by Olin Corporation that contamination resulting from activities of prior owners of property owned by Olin Corporation and located close to the Altron manufacturing plant in Wilmington, Massachusetts, had migrated under the Altron plant. Olin has assumed full responsibility for any remediation activities that may be required and has agreed to indemnify and hold Altron harmless from any and all costs, liabilities, fines, penalties, charges and expenses arising from and relating to any action or requirement, whether imposed by statute, ordinance, rule, regulation, order, decree or by general principles of law to remediate, clean up or abate contamination emanating from the Olin site. Although the Company believes that Olin's assumption of responsibility will result in no remediation cost to Altron from the contamination, there can be no assurance that Altron will not be subject to some costs regarding this matter, but Sanmina does not anticipate that such costs, if any, will be material to its financial condition or results of operations.

BACKLOG

     Sanmina's backlog was approximately $295 million at September 30, 1998 and approximately $235 million at September 30, 1997. Backlog consists of purchase orders received by the Company, including, in certain instances, forecast requirements released for production under customer contracts. Cancellation and postponement charges generally vary depending upon the time of cancellation or postponement, and a certain portion of the Company's backlog may be subject to cancellation or postponement without significant penalty. Typically, a substantial portion of the Company's backlog is scheduled for delivery within 120 days.

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

EMPLOYEES

     As of January 2, 1999, Sanmina had approximately 6,100 full-time employees, including approximately 5,800 in manufacturing and engineering, approximately 140 in marketing and sales, and approximately 190 in general administration and finance. None of Sanmina's employees is represented by a labor union and Sanmina has never experienced a work stoppage or strike. Sanmina believes its relationship with its employees is good.

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

ITEM 2. PROPERTIES

     Sanmina's principal facilities comprise an aggregate of approximately 1.6 million square feet. Except for the Company's 72,000 square foot Manchester, New Hampshire facility, the 72,000 square foot facility occupied by Sanmina Cable Systems in Carrollton, Texas, a 70,000 square foot facility located in Nasuha, New Hampshire, a 204,000 square foot facility located in Wilmington, Massachusetts, a 104,000 square foot facility located in Woburn, Massachusetts, and the Company's 50,000 square foot facility located in Dublin, Ireland, all of the facilities are leased, and the leases for these facilities expire from 1998 through 2013. The leases generally may be extended at the Company's option. In addition, the Company's Guntersville, Alabama facilities are leased under leases with the Guntersville, Alabama industrial development board. Under the leases, no rent is payable and the facilities may be purchased by the Company for nominal consideration at any time up to and including the expiration of the respective terms of such leases. Sanmina has twelve principal facilities located in the greater San Jose, California area, with other facilities located in Southern California, Richardson, Texas, Manchester, New Hampshire, Guntersville, Alabama, Durham, North Carolina, Wilmington and Woburn, Massachusetts, the greater Chicago area, and Calgary, Canada

     In November 1998, Sanmina entered into a lease with an option to purchase a 330,000 square foot campus facility located in San Jose, California. The facility consists of 4 buildings on a single site. Sanmina intends to consolidate its corporate headquarters and San Jose area assembly operations at this facility. Consolidation activities have begun in calendar 1999. Sanmina's San Jose area printed circuit board fabrication facilities will not be consolidated at the campus facility and will remain at their current locations. Sanmina believes that its facilities are adequate to meet its reasonably foreseeable requirements for at least the next two years. The Company continually evaluates its expected future facilities requirements.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The information required by this item is incorporated by reference to page 16 of this report under the caption "quarterly results."

ITEM 6. SELECTED FINANCIAL DATA

                                                           YEARS ENDED SEPTEMBER 30,
                                              ----------------------------------------------------
                                                1994       1995       1996       1997       1998
                                              --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
Net sales...................................  $360,034   $469,394   $617,487   $803,064   $991,821
Cost of sales...............................   296,739    375,238    484,687    640,644    783,949
Gross profit................................    63,295     94,156    132,800    162,420    207,872
Selling, general and administrative
  expenses..................................    32,618     36,278     45,483     63,856     67,165
Amortization of goodwill....................       665        568      2,000      2,283      3,127
Write down of long-lived assets.............    11,190         --         --         --         --
Provision for restructuring of operations...     5,729         --         --         --         --
Provision for plant closing costs...........        --         --         --      8,876         --
Merger costs................................        --         --         --         --      3,945
Operating income............................    13,093     57,310     85,317     87,405    133,635
Other income (expense), net.................    (2,560)      (681)      (760)    (1,691)      (272)
Income before provision for income taxes and
  extraordinary item........................    10,533     56,629     84,557     85,714    133,363
Provision for income taxes..................    12,339     20,965     29,543     36,358     47,734
Gain from exchange of convertible
  subordinated debentures for common stock,
  net of expenses...........................    10,167      1,833         --         --         --
Net income..................................  $  8,361   $ 37,497   $ 55,014   $ 49,356   $ 85,629
Diluted earnings (loss) per share:
  Income (loss) before extraordinary item...  $  (0.05)  $   0.76   $   1.04   $   0.91   $   1.52
Extraordinary item..........................      0.26       0.04         --         --         --
Net income per share........................  $   0.21   $   0.80   $   1.04   $   0.91   $   1.52
Shares used in computing per share
  amounts...................................    39,737     47,972     55,666     57,616     58,597

                                                            YEARS ENDED SEPTEMBER 30,
                                               ---------------------------------------------------
                                                1994       1995       1996       1997       1998
                                               -------   --------   --------   --------   --------
BALANCE SHEET DATA
Working capital..............................  $71,493   $200,703   $228,620   $251,350   $300,337
Total assets.................................  184,238    368,858    450,134    553,478    658,367
Long-term debt...............................   30,861    113,997    117,726    120,307     19,408
Stockholders' equity.........................   95,039    166,493    233,959    297,870    481,985

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Sanmina is a leading independent provider of customized integrated electronic manufacturing services ("EMS"), including turnkey electronic assembly and manufacturing management services, to original equipment manufacturers ("OEM") in the electronics industry. Sanmina's electronics manufacturing services consist primarily of the manufacture of complex printed circuit board assemblies using surface mount ("SMT") and pin-through hole ("PTH") interconnection technologies, the manufacture of custom designed backplane assemblies, fabrication of complex multi-layered printed circuit boards, and testing and assembly of completed systems. In addition to assembly, turnkey manufacturing management also involves procurement and materials management, as well as consultation on printed circuit board design and manufacturing. Sanmina, through its Sanmina Cable Systems ("SCS") subsidiary (formerly known as Golden Eagle Systems), also manufactures custom cable and wire harness assemblies for electronic industry OEMs. In addition, as part of the Elexsys International ("Elexsys") merger completed in November 1997, the Company acquired and currently operates a metal stamping and plating business.

     Sanmina's assembly plants are located in Northern California, Richardson, Texas, Manchester, New Hampshire, Durham, North Carolina, Guntersville, Alabama, and Dublin, Ireland. Sanmina's printed circuit board fabrication facilities are located in Northern California, Southern California, and Nashua, New Hampshire. SCS's manufacturing facility is located in Carrollton, Texas. As a result of Sanmina's November 1998 merger with Altron Incorporated ("Altron"), Sanmina has added new fabrication and assembly plants in the Boston, Massachusetts area, Northern California, and Richardson, Texas. In addition, as a result of Sanmina's recent merger with Telo Electronics Incorporated ("Telo") and Manu-Tronics, Inc. ("Manu-Tronics"), Sanmina has added new assembly plants in San Jose, California and in Kenosha, Wisconsin.

     Sanmina has pursued, and intends to continue to pursue, business acquisition opportunities, particularly when these opportunities have the potential to enable Sanmina to increase its net sales while maintaining operating margins, to access new geographic markets, to implement Sanmina's vertical integration strategy and/or to obtain facilities and equipment on terms more favorable than those generally available in the market.

RESULTS OF OPERATIONS

     FISCAL YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales.

                                                              YEARS ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
Net sales...................................................  100.0%    100.0%    100.0%
Cost of sales...............................................   79.0      79.8      78.5
                                                              -----     -----     -----
Gross profit................................................   21.0      20.2      21.5
                                                              -----     -----     -----
Operating expenses:
  Selling, general and administrative.......................    6.8       7.9       7.4
  Amortization of goodwill..................................     .3        .3        .3
  Plant closure costs.......................................     --       1.1        --
  Merger costs..............................................     .4        --        --
                                                              -----     -----     -----
Total operating expenses....................................    7.5       9.3       7.7
                                                              -----     -----     -----
Operating income............................................   13.5      10.9      13.8
Other expense, net..........................................    (.1)      (.2)      (.1)
Provision for income taxes..................................   (4.8)     (4.5)     (4.8)
                                                              -----     -----     -----
Net income (loss)...........................................    8.6%      6.2%      8.9%
                                                              =====     =====     =====

     Net Sales. Net sales in fiscal 1998 increased 23.5% to $991.8 million from $803.1 million in fiscal 1997, which was an increase of 30.1% from fiscal 1996 sales of $617.5 million. The increase in net sales for fiscal 1998 was due primarily to increased shipments of EMS assemblies to both existing and new customers. The increase in net sales for fiscal 1997 was the result of increased volumes of business from established customers, the addition of several new major customers during the year and the addition of customers resulting from acquisitions completed during the year. EMS assembly revenues represented 84.0% of net sales in 1998 as compared to 78.8% in 1997 and 73.7% in 1996. During these periods, Sanmina's printed circuit board fabrication operations focused increasingly on manufacturing printed circuit boards used in EMS assemblies manufactured by the Company, rather than manufacturing "bare" boards for sale to third parties. Growth in EMS assembly revenues during these periods was influenced by the electronics industry trend towards outsourcing, expansion of the Company's operations, both through acquisitions and Company-originated expansions, and a generally positive economic environment in the telecommunications, networking (data communications) and industrial and medical instrumentation segments of the electronics industry. These segments continued to experience overall growth during these periods.

     Gross Margin. Gross margin was 21.0%, 20.2%, and 21.5% in fiscal 1998, 1997, and 1996 respectively. The Company expects gross margins to continue to fluctuate based on product mix and customer mix. The increase in gross margin for fiscal 1998 was due to the Company's ability to realize synergies associated with the Elexsys acquisition. Gross margin decreased to 20.2% in fiscal 1997 from 21.5% for fiscal 1996. The decline in gross margin was primarily the result of the Elexsys acquisition, which had a lower gross margin on a stand-alone basis. As part of the Elexsys acquisition, Sanmina assumed certain backlog obligations which, combined with the increased overhead associated with the acquisition, negatively affected gross margins during fiscal 1997. Synergies achieved through integration of acquired operations, including the former operations of Elexsys, have contributed to the increase in gross margins experienced in 1998. As the integration of these operations is complete, the Company does not anticipate achieving incremental gross margin improvements in future periods as a result of synergies achieved in connection with these acquisitions. Due to increased competition, product and customer mix, the Company may experience decreases in gross margins. Due to the nature of the Altron operations, which are most heavily concentrated in the Boston, Massachusetts area, and the gross margin improvements achieved during fiscal 1998, the Company does not believe that synergies which may be realized from the Altron acquisition will enable it to achieve gross margin improvements during fiscal 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 1998, 1997 and 1996 were $67.2 million, $63.9 million, and $45.5 million respectively. The percentage decreases in selling, general and administrative expenses for fiscal 1998 were due to the Company's ability to realize synergies associated with the Elexsys acquisition.

     This also reflects the Company's strategy of seeking sales growth while maintaining or reducing operating expenses as a percentage of net sales. The absolute dollar increases in selling, general and administrative expenses from fiscal 1996 to 1997 were primarily the result of increased expenditures to support higher sales volume.

     Amortization of Goodwill. The Company incurred $3.1 million, $2.3 million and $2.0 million in amortization expense for fiscal years 1998, 1997 and 1996, respectively. These amortization expenses reflect the amortization of goodwill related to acquisitions, which were accounted for as purchase transactions, including the January 1996 acquisition of SCS and the February 1998 acquisition of Pragmatech.

     Merger Costs. In 1998, the Company recorded a charge of $3.9 million related to the acquisition of Elexsys.

     Other Income and Expense. In fiscal 1998, net other expense was $272,000 as compared to $1.7 million and $760,000 in fiscal 1997 and 1996, respectively. For fiscal 1998, the decrease in net other expense was the result of a decrease in outstanding debt. In the first quarter of fiscal 1998, the Company repaid approximately $12.8 million of outstanding Elexsys debt.

     In addition, in August 1998, $86.3 million of outstanding convertible subordinated notes, issued by the Company in August 1995, were converted into Common Stock as a result of a redemption call for such notes issued by the Company. For fiscal 1997, the increase in net other expense was a result of interest expense on the outstanding convertible subordinated notes, and a decrease in short-term investments in fiscal 1997 compared to fiscal 1996. These reduced short-term investment balances were due to a decline in the Company's cash balances as a result of the use of cash to fund certain acquisitions and capital improvement programs during fiscal 1997.

     Provision for Income Taxes. For fiscal 1998, 1997 and 1996, the Company's effective tax rate was 35.8%, 42.4% and 34.9%, respectively. The effective rate in 1997 increased from fiscal 1996 because the fiscal 1997 losses of Elexsys were not tax benefited. For fiscal 1998, the rate decreased as utilization of net operating loss carryforwards of Elexsys were recognized.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated cash from operating activities of $106.2 million, $77.4 million and $58.4 million in fiscal years 1998, 1997 and 1996, respectively. These increases in cash generated from operations each year were primarily due to the Company's increase in profitability.

     In August 1998, the Company called for redemption an aggregate principal amount of $86.3 million in convertible subordinated notes which were originally issued in August 1995. The notes were converted to Sanmina Common Stock at a price of $14.09 per share, or 70.94 shares of Sanmina's Common Stock per $1,000 principal amount of Notes. Cash was paid in lieu of fractional shares.

     Cash used for investing activities, including net purchases of short-term investments, during fiscal 1998, 1997 and 1996 was $52.9 million, $78.0 million and $139.2 million, respectively. Investing activities during 1998 included $55.3 million in property, plant and equipment. Additionally, on February 23, 1998, the Company paid approximately $5.7 million in cash to acquire Pragmatech.

     During fiscal 1997, investing activities included the November 1996 acquisition of the assets of the former Comptronix Corporation for which the Company paid cash of approximately $17.6 million, as well as investments in property, plant and equipment of $70.7 million. Investing activities during 1996 included investments in property, plant and equipment at the Company's EMS operations in New Hampshire, Texas and North Carolina and equipment upgrades at the Company's printed circuit board fabrication facilities.

     Cash used for financing activities was $19.5 million in fiscal 1998. In fiscal 1998, the Company paid approximately $7.5 million in outstanding debt. The payments for other long-term liabilities of $25.4 million, which included the $12.8 million of outstanding Elexsys debt, were offset by the proceeds from exercise of stock options and stock purchase rights of $11.1 million. Cash provided by financing activities was $9.3 million and $4.6 million in fiscal 1997 and 1996, respectively. Financing activities in fiscal 1997 and 1996 consisted primarily of receipt of proceeds from exercise of stock options and stock purchase rights.

     The Company's future needs for financial resources include increases in working capital to support anticipated sales growth and investment in manufacturing facilities and equipment. Working capital was $300.3 million at September 30, 1998. The Company has evaluated and will continue to evaluate possible business acquisitions. In this regard, the Company anticipates incurring facilities related expenditures during fiscal 1999 in connection with the relocation of its San Jose, California area assembly facilities and its corporate headquarters to a new campus facility.

     The Company has entered into an operating lease agreement for new facilities in San Jose, California, where it will establish its corporate headquarters and certain of its assembly operations. In connection with these transactions, the Company pledged $52.9 million of its cash and investments as collateral for certain obligations of the leases.

     The Company believes that its capital resources, together with cash generated from operations, will be sufficient to meet its working capital and capital expenditure requirements through at least the next twelve months. The Company may seek to raise additional capital through the issuance of either debt or equity securities. Debt financing may require the Company to pledge assets as collateral and comply with financial ratios and covenants. Equity financing may result in dilution to stockholders.

YEAR 2000

     Sanmina is subject to risks related to Year 2000 problems. Many currently installed computer systems and software products are unable to distinguish years beginning with "19" from those beginning with "20." As a result, computer systems and/or software products used by many companies may need to be upgraded to comply with such Year 2000 requirements. Sanmina is currently expending resources to review its products and services, as well as its internal use software in order to identify and modify those products, services and systems that are not Year 2000 compliant. Additionally, Sanmina is in the process of evaluating the need for contingency plans with respect to Year 2000 requirements. The necessity of any contingency plan must be evaluated on a case-by-case basis and will vary considerably in nature depending on the Year 2000 issue it may need to address. There can be no assurance however, that Sanmina will be able to solve all potential Year 2000 issues. Sanmina's reliance on its key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that another company's failure to address Year 2000 issues could not have an adverse effect on Sanmina. Sanmina has initiated formal communications with each of its significant suppliers and customers to determine the extent to which Sanmina is vulnerable to those third parties' failure to remediate their own Year 2000 issues. In particular, in the event a product manufactured by Sanmina contained Year 2000 problems attributable to a design or product development flaw, it is likely that sales of such product would be adversely affected, which would adversely affect Sanmina's manufacturing services revenues attributable to such product. Such a situation could have a material adverse effect on Sanmina's business, financial condition and results of operations.

     Sanmina is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for Year 2000 compliance. However, the response of those third parties is beyond Sanmina's control. To the extent that Sanmina does not receive adequate responses by May 30, 1999, it is prepared to develop contingency plans, with completion of these plans scheduled for no later than June 30, 1999. At this time, Sanmina cannot estimate the additional cost, if any, that might develop from such contingency plans. Breakdowns in Sanmina's computer systems and applications, such as its manufacturing application software, its bar-coding systems, and the computer chips embedded in its plant equipment, as well as other Year 2000 related problems such as disruptions in the delivery of materials, power, heat or water to Sanmina's facilities, could prevent Sanmina from being able to manufacture and ship its products. Sanmina plans to replace or upgrade or otherwise work around any of its date driven systems that are not Year 2000 compliant. Sanmina's Year 2000 Project Team will have compliance solutions or work arounds planned by June 30, 1999, and intends to complete compliance testing by September 24, 1999. If Sanmina fails to correct a material Year 2000 problem, its normal business activities and operations could be interrupted. Such interruptions could materially and adversely affect Sanmina's results of operations, liquidity and financial condition. To date, Year 2000 costs are not considered by Sanmina to be material to its financial condition. Sanmina currently estimates that, in order to complete Year 2000 compliance, Sanmina will be required to incur expenditures of approximately $1.7 million. Through January 2, 1999, approximately $600,000 of this amount has been expended.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In the first quarter of fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS 128 requires the replacement of previously reported primary and fully diluted earnings per share (EPS) as required by Accounting Principles Board Opinion No. 15 (APB 15) with basic earnings per share and diluted earnings per share. Basic EPS was computed by dividing net income by the weighted average number of shares of common stock outstanding for all periods presented. Diluted EPS includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock, if dilutive. As a result of the adoption of SFAS No. 128, the Company's reported earnings per share were restated for all periods presented.

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 129, "Disclosure of Information about Capital Structure," which will be adopted by the Company in fiscal 1999. SFAS 129 requires companies to disclose certain information about their capital structure. SFAS 129 will not have a material impact on the Company's financial statement disclosures.

     In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS 130 is effective for fiscal year 1999. Management does not believe the adoption of SFAS 130 will have a material impact on the Company's financial statement disclosures.

     In June 1997, FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 introduces a new model for segment reporting, called the "management approach." SFAS 131 is effective for fiscal year 1999. Management believes the adoption of SFAS 131 will increase its disclosure requirements of operations of the Company.

     In June 1998, the Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued by the Financial Accounting Standards Board. SFAS 133 requires certain accounting and reporting standards for derivative instruments and hedging activities. Management does not believe the adoption of SFAS No. 133 will have a material impact on the Company's financial statement disclosures.

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

QUARTERLY RESULTS (UNAUDITED)

     The following table contains selected unaudited quarterly financial data for the eight fiscal quarters in the period ended September 30, 1998. In management's opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented. The Company's results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected from any future period. In June 1998, the Company effected a two-for-one stock split in the form of a stock dividend. Accordingly, all share and per share data has been adjusted to retroactively reflect the stock split. Similarly, the mergers with Elexsys, Altron and Manu-Tronics were accounted for as a pooling of interests, and therefore, all prior periods presented were restated to combine the results of the companies.

                                                           YEARS ENDED SEPTEMBER 30,
                          --------------------------------------------------------------------------------------------
                                              1998                                            1997
                          --------------------------------------------    --------------------------------------------
        QUARTER            FIRST       SECOND      THIRD       FOURTH      FIRST       SECOND      THIRD       FOURTH
        -------           --------    --------    --------    --------    --------    --------    --------    --------
                                            (IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)
Net sales...............  $220,671    $240,886    $267,617    $262,647    $181,756    $188,005    $209,166    $224,137
  Gross profit..........    46,030      51,178      56,941      53,723      39,289      39,135      46,506      37,490
  Gross margin..........      20.9%       21.2%       21.3%       20.5%       21.6%       20.8%       22.2%       16.7%
Operating income........    25,891      34,247      38,454      35,043      25,478      24,339      29,872       7,716
Net income/(loss).......    16,266      22,564      24,761      22,038      16,133      14,983      19,965      (1,725)
Net income/(loss) per
  share (diluted).......  $   0.29    $   0.40    $   0.43    $   0.40    $   0.30    $   0.27    $   0.36    $  (0.04)
Shares used in computing
  per share amounts.....    58,437      58,327      58,921      58,783      56,939      57,448      57,580      49,131
Common stock prices:
  High..................  $  44.00    $  40.19    $  46.88    $  47.56    $  27.50    $  32.00    $  33.00    $  45.06
  Low...................  $  28.72    $  26.69    $  33.88    $  23.50    $  19.06    $  20.06    $  21.88    $  30.55

FACTORS AFFECTING BUSINESS AND RESULTS OF OPERATIONS

     Sanmina is heavily dependent on the electronics industry. Sanmina's business is heavily dependent on the health of the electronics industry. Sanmina's customers are manufacturers in the telecommunications, networking (data communications), industrial and medical instrumentation and high-speed computer systems segments of the electronics industry. These industry segments, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Sanmina's customers can discontinue or modify products containing components manufactured by Sanmina. Such discontinuance or modification could adversely affect Sanmina's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A general recession in the electronics industry could have a material adverse effect on Sanmina's business, financial condition and results of operations. Sanmina typically does not obtain long-term volume purchase contracts from its customers and has recently experienced reduced lead times in customer orders. Customer orders may be canceled and volume levels may be changed or delayed. In particular, Sanmina experienced certain cancellation and rescheduling of shipment dates of customer orders during the fourth fiscal quarter of 1998. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured.

     Sanmina's results of operations can be affected by a variety of factors. Sanmina's results of operations have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. Sanmina's operating results are affected by a number of factors. These factors include timing of orders from major customers, mix of product ordered by and shipped to major customers, the volume of orders as related to Sanmina's capacity, the ability of Sanmina to effectively manage inventory and fixed assets, and the ability of Sanmina to time expenditures in anticipation of future sales. Sanmina's results are also affected by the mix of products between backplane assemblies and printed circuit boards. Sanmina's results are also affected by general economic conditions in the electronics industry. Sanmina's results can also be significantly influenced by development and introduction of new products by Sanmina's customers. From time to time, Sanmina experiences changes in the volume of sales to each of its principal customers, and operating results may be affected on a period-to-period basis by these changes. Sanmina's customers generally require short delivery cycles, and a substantial portion of Sanmina's backlog is typically scheduled for delivery within 120 days. Quarterly sales and operating results therefore depend in large part on the volume and timing of bookings received during the quarter, which are difficult to forecast.

     Sanmina's backlog also affects its ability to plan production and inventory levels, which could lead to fluctuations in operating results. In addition, a significant portion of Sanmina's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on Sanmina's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, fluctuations in operating results may also result in fluctuations in the price of Sanmina Notes and Common Stock.

     Sanmina experiences customer concentration. A small number of customers are responsible for a significant portion of Sanmina's net sales. During fiscal 1998 and 1997, sales to Cisco Systems and DSC Communications each accounted for more than 10% of Sanmina's net sales. In fiscal 1996, sales to DSC Communications and Alcatel each accounted for more than 10% of Sanmina's net sales. In addition, during fiscal 1998 and 1997, Sanmina's ten largest customers accounted for approximately 53% and 43%, respectively, of Sanmina's net sales. Although there can be no assurance that Sanmina's principal customers will continue to purchase products and services from Sanmina at current levels, if at all, Sanmina expects to continue to depend upon its principal customers for a significant portion of its net sales. Sanmina's customer concentration could increase or decrease, depending on future customer requirements, which will be dependent in large part on market conditions in the electronics industry segments in which Sanmina's customers participate. The loss of one of more major customers or declines in sales to major customers could have a material adverse effect on Sanmina's business, financial condition and results of operations.

     Sanmina is subject to risks associated with its strategy of acquisitions and expansions. Sanmina has, for the past several fiscal years, pursued a strategy of growth. This growth has come in part through acquisitions. These acquisitions have involved both acquisitions of entire companies, such as the June 1995 acquisition of Assembly Solutions in Manchester, New Hampshire, the January 1996 acquisition of Golden Eagle Systems, now known as Sanmina Cable Systems, the November 1997 merger with Elexsys, the February 1998 acquisition of Pragmatech, the November 1998 merger with Altron, the December 1998 merger with Telo and the March 1999 merger with Manu-Tronics. In addition, Sanmina has in other instances acquired selected assets, principally equipment, inventory and customer contracts and, in certain cases, facilities or facility leases.

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

     - the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale or other value,

     - diversion of management's attention,

     - difficulties in scaling up production at new sites and coordinating management of operations at new sites,loss of key employees of acquired operations.

     Accordingly, Sanmina may experience problems in integrating the recently acquired operations or operations associated with any future acquisition. Accordingly, there can be no assurance that any recent or future acquisition will result in a positive contribution to Sanmina's results of operations. Furthermore, there can be no assurance that Sanmina will realize value from any such acquisition which equals or exceeds the consideration paid. In particular, the successful combination of Sanmina and any future acquisition will require substantial effort from each company, including the integration and coordination of sales and marketing efforts. The diversion of the attention of management and any difficulties encountered in the transition process, including, the interruption of, or a loss of momentum in, the activities of any future acquisition, problems associated with integration of management information and reporting systems, and delays in implementation of consolidation plans, could have an adverse impact on Sanmina's ability to realize the anticipated benefits of any future acquisition. In addition, there can be no assurance that Sanmina will realize anticipated strategic and other benefits from expansion of existing operations to new sites. Any such problems could have a material adverse effect on Sanmina's business, financial condition and results of operations. In addition, future acquisitions by Sanmina may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense. These factors could have a material adverse effect on Sanmina's business, financial condition and results of operations.

     Sanmina is subject to competition and technological change. The electronic interconnect product industry is highly fragmented and it is characterized by intense competition. Sanmina competes in the technologically advanced segment of the interconnect product market, which is also highly competitive but is much less fragmented than the industry as a whole. Sanmina's competitors consist primarily of larger manufacturers of interconnect products, and some of these competitors have greater manufacturing and financial resources than Sanmina as well as greater SMT assembly capacity. As a participant in the interconnect industry, Sanmina must continually develop improved manufacturing processes to accommodate its customers' needs for increasingly complex products. During periods of recession in the electronics industry, Sanmina's competitive advantages in the areas of quick turnaround manufacturing and responsive customer service may be of reduced importance to electronics OEMs, who may become more price sensitive. In addition, captive interconnect product manufacturers seek orders in the open market to fill excess capacity, thereby increasing price competition. Sanmina may be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures, particularly those with offshore facilities where labor and other costs are lower.

     Environmental matters are a key consideration in Sanmina's business. Proper waste disposal is a major consideration for printed circuit board manufacturers because metals and chemicals are used in the manufacturing process. Water used in the printed circuit board manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into the municipal sanitary sewer system. In addition, although the electronics assembly process generates significantly less waste water than printed circuit board fabrication, maintenance of environmental controls is also important in the electronics assembly process. Each of Sanmina's printed circuit board and electronics assembly plants has personnel responsible for monitoring environmental compliance. These individuals report to Sanmina's Director of Environmental Compliance, who has overall responsibility for environmental matters. Each plant operates under effluent discharge permits issued by the appropriate governmental authority. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. There can be no assurance that violations will not occur in the future as a result of human error, equipment failure or other causes. In the event of a future violation of environmental laws, Sanmina could be held liable for damages and for the costs of remedial actions and could be also subject to revocation of effluent discharge permits. Any such revocation could require Sanmina to cease or limit production at one or more of its facilities, thereby having an adverse impact on Sanmina's results of operations. Sanmina is also subject to environmental laws relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials as well as air quality regulations. Furthermore, environmental laws could become more stringent over time, and the costs of compliance with and penalties associated with violation of more stringent laws could be substantial.

     Sanmina is subject to certain environmental contingencies at sites operated by acquired companies. In November 1997, Sanmina acquired Elexsys International, Inc. which, by virtue of such acquisition, became a wholly-owned subsidiary of Sanmina. Several facilities owned or occupied by Elexsys at the time of the acquisition, or formerly owned or occupied by Elexsys or companies acquired by Elexsys, had either soil contamination or contamination of groundwater underneath or near the facility including the following: contamination was discovered at Elexsys' Irvine, California facility in 1989 and Elexsys voluntarily installed a groundwater remediation system at the facility in 1994. The California Regional Water Quality Control Board has requested that Sanmina extend the investigation of the groundwater contamination at the Irvine facility to off-site areas. It is unknown what the results of this additional investigation will be and whether any additional remediation activities will be required. Sanmina has been required by the California Department of Toxic Substances Control to undertake investigation of soil and/or groundwater at certain facilities formerly owned or occupied by a predecessor company to Elexsys in Mountain View, California. Depending upon the results of this soil sampling and groundwater testing, Sanmina could be ordered to undertake soil and/or groundwater cleanup. To date, Sanmina has not been ordered to undertake any soil or groundwater cleanup activities at the Mountain View facilities, and does not believe any such activities should be required. Test results received to date are not sufficient to enable Sanmina to determine whether or not such cleanup activities are likely to be mandated.

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

     In November, 1998, Sanmina merged with Altron Incorporated which, by virtue of such merger, became a wholly owned subsidiary of Sanmina. Altron was advised in 1993 by Olin Corporation that contamination resulting from activities of prior owners of property owned by Olin Corporation and located close to the Altron manufacturing plant in Wilmington, Massachusetts, had migrated under the Altron plant. Olin has assumed full responsibility for any remediation activities that may be required and has agreed to indemnify and hold Altron harmless from any and all costs, liabilities, fines, penalties, charges and expenses arising from and relating to any action or requirement, whether imposed by statute, ordinance, rule, regulation, order, decree or by general principles of law to remediate, clean up or abate contamination emanating from the Olin site. Although Sanmina believes that Olin's assumption of responsibility will result in no remediation cost to Altron from the contamination, there can be no assurance that Altron will not be subject to some costs regarding this matter, but Sanmina does not anticipate that such costs, if any, will be material to its financial condition or results of operations.

     Sanmina's international operations involve additional risks. Sanmina opened its first overseas facility, located in Dublin, Ireland, in June 1997. A number of risks are inherent in international operations and transactions. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, and difficulties in staffing, coordinating communications among and managing international operations. Additionally, Sanmina's business, financial condition and results of operations may be adversely affected by fluctuations in international currency exchange rates as well as increases in duty rates, difficulties in obtaining export licenses, constraints on its ability to maintain or increase prices, and competition. There can be no assurance that Sanmina will realize the anticipated strategic benefits of its expansion in Ireland or that Sanmina's international operations will contribute positively to Sanmina's business, financial condition and results of operations. Furthermore, difficulties encountered in scaling up production at overseas facilities or in coordinating Sanmina's United States and international operations, as well as any failure of the international operations to realize anticipated revenue growth, could, individually or in the aggregate, have a material adverse effect on Sanmina's business, financial condition and results of operations.

     Sanmina is subject to risks related to Year 2000 problems. Many currently installed computer systems and software products are unable to distinguish years beginning with "19" from those beginning with "20." As a result, computer systems and/or software products used by many companies may need to be upgraded to comply with such Year 2000 requirements. Sanmina is currently expending resources to review its products and services, as well as its internal use software in order to identify and modify those products, services and systems that are not Year 2000 compliant. Additionally, Sanmina is in the process of evaluating the need for contingency plans with respect to Year 2000 requirements. The necessity of any contingency plan must be evaluated on a case-by-case basis and will vary considerably in nature depending on the Year 2000 issue it may need to address. There can be no assurance however, that Sanmina will be able to solve all potential Year 2000 issues. Sanmina's reliance on its key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that another company's failure to address Year 2000 issues could not have an adverse effect on Sanmina. Sanmina has initiated formal communications with each of its significant suppliers and customers to determine the extent to which Sanmina is vulnerable to those third parties' failure to remediate their own Year 2000 issues. In particular, in the event a product manufactured by Sanmina contained Year 2000 problems attributable to a design or product development flaw, it is likely that sales of such product would be adversely affected, which would adversely affect Sanmina's manufacturing services revenues attributable to such product. Such a situation could have a material adverse effect on Sanmina's business, financial condition and results of operations.

     Sanmina is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for Year 2000 compliance. However, the response of those third parties is beyond Sanmina's control. To the extent that Sanmina does not receive adequate responses by May 30, 1999, it is prepared to develop contingency plans, with completion of these plans scheduled for no later than June 30, 1999. At this time, Sanmina cannot estimate the additional cost, if any, that might develop from such contingency plans. Breakdowns in Sanmina's computer systems and applications, such as its manufacturing application software, its bar-coding systems, and the computer chips embedded in its plant equipment, as well as other Year 2000 related problems such as disruptions in the delivery of materials, power, heat or water to Sanmina's facilities, could prevent Sanmina from being able to manufacture and ship its products. Sanmina plans to replace or upgrade or otherwise work around any of its date driven systems that are not Year 2000 compliant. Sanmina's Year 2000 Project Team will have compliance solutions or work arounds planned by June 30, 1999, and intends to complete compliance testing by September 24, 1999. If Sanmina fails to correct a material Year 2000 problem, its normal business activities and operations could be interrupted. Such interruptions could materially and adversely affect Sanmina's results of operations, liquidity and financial condition. To date, Year 2000 costs are not considered by Sanmina to be material to its financial condition. Sanmina currently estimates that, in order to complete Year 2000 compliance, Sanmina will be required to incur expenditures of approximately $1.7 million. Through January 2, 1999, approximately $600,000 of this amount has been expended.

     Sanmina's stock price may be volatile. The trading price of the Sanmina Common Stock has been and could in the future be subject to significant fluctuations in response to variations in quarterly operating results, developments in the electronics industry, general economic conditions, changes in securities analysts' recommendations regarding Sanmina's securities and other factors. In addition, the stock market in recent years has experienced significant price and volume fluctuations which have affected the market prices of technology companies and which have often been unrelated to or disproportionately impacted by the operating performance of such companies. These broad market fluctuations may adversely affect the market price of Sanmina's Common Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              AS OF SEPTEMBER 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Current Assets:
  Cash and cash equivalents.................................  $ 87,978    $ 54,278
  Short-term investments....................................    93,526      98,242
  Accounts receivable, net of allowance for doubtful
     accounts of $5,794 and $4,745..........................   133,010     112,414
  Inventories...............................................   102,940      93,564
  Deferred income taxes.....................................    19,389       9,115
  Prepaid expenses..........................................     8,220       9,701
                                                              --------    --------
          Total current assets..............................   445,063     377,314
                                                              --------    --------
Property and Equipment:
  Machinery and equipment...................................   279,277     223,119
  Furniture and fixtures....................................     5,695       4,380
  Leasehold improvements....................................    49,247      45,630
  Land and buildings........................................    21,636      23,289
                                                              --------    --------
                                                               355,855     296,418
Less:
  Accumulated depreciation and amortization.................   164,093     133,706
                                                              --------    --------
          Net property and equipment........................   191,762     162,712
                                                              --------    --------
Other Assets:
  Intangibles, net of accumulated amortization of $8,093 and
     $5,063.................................................    19,030      10,628
  Deposits and other........................................     2,512       2,824
                                                              --------    --------
          Total assets......................................  $658,367    $553,478
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.........................  $  5,865    $  9,795
  Accounts payable..........................................    89,030      79,825
  Accrued liabilities.......................................    38,314      34,127
  Income taxes payable......................................    11,517       2,217
                                                              --------    --------
          Total current liabilities.........................   144,726     125,964
                                                              --------    --------
Long-term Liabilities:
  Convertible subordinated debt.............................     5,767      98,250
  Other liabilities.........................................    25,889      31,394
                                                              --------    --------
          Total long-term liabilities.......................    31,656     129,644
                                                              --------    --------
Commitments and Contingencies (notes 5 and 7)
Stockholders' Equity:
  Preferred stock, $.01 par value:
     Authorized: 5,000 shares; outstanding: none............        --          --
  Common stock, $.01 par value:
     Authorized: 75,000 shares; outstanding: 56,380 shares
      and 48,998 shares.....................................       564         490
  Additional paid-in capital................................   238,933     134,012
  Unrealized holding gain on investments and foreign
     currency translation adjustment........................       386          81
  Retained earnings.........................................   242,379     163,564
                                                              --------    --------
                                                               482,262     298,147
     Less treasury stock at cost............................       277         277
                                                              --------    --------
          Total stockholders' equity........................   481,985     297,870
                                                              --------    --------
          Total liabilities and stockholders' equity........  $658,367    $553,478
                                                              ========    ========

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Net sales..................................................  $991,821    $803,064    $617,487
Cost of sales..............................................   783,949     640,644     484,687
                                                             --------    --------    --------
          Gross profit.....................................   207,872     162,420     132,800
                                                             --------    --------    --------
Operating Expenses:
  Selling, general and administrative......................    67,165      63,856      45,483
  Amortization of goodwill.................................     3,127       2,283       2,000
  Provision for plant closing costs........................        --       8,876          --
  Merger costs.............................................     3,945          --          --
                                                             --------    --------    --------
          Total operating expenses.........................    74,237      75,015      47,483
                                                             --------    --------    --------
Operating income...........................................   133,635      87,405      85,317
Other income (expense), net................................      (272)     (1,691)       (760)
                                                             --------    --------    --------
Income before provision for income taxes...................   133,363      85,714      84,557
Provision for income taxes.................................    47,734      36,358      29,543
                                                             --------    --------    --------
          Net income.......................................  $ 85,629    $ 49,356    $ 55,014
                                                             ========    ========    ========
Earnings per share:
  Basic....................................................  $   1.70    $   1.02    $   1.17
  Diluted..................................................      1.52        0.91        1.04
Shares used in computing per share amounts:
  Basic....................................................    50,301      48,301      47,138
  Diluted..................................................    58,597      57,616      55,666

                            See accompanying notes.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                           COMMON STOCK     ADDITIONAL                         TREASURY
                                          ---------------    PAID-IN     RETAINED               STOCK
                                          SHARES   AMOUNT    CAPITAL     EARNINGS   OTHER(1)   AT COST     TOTAL
                                          ------   ------   ----------   --------   --------   --------   --------
BALANCE AT SEPTEMBER 30, 1995...........  46,549    $465     $106,451    $ 59,876     $(22)      (277)    $166,493
  Exercise of common stock options......     713       7        3,046          --       --         --        3,053
  Issuance of common stock under
    employee stock purchase plan........     213       2        1,746          --       --         --        1,748
  Issuance of common stock for
    businesses acquired.................     378       5        5,562          --       --         --        5,567
  Unrealized holding gain on
    investments.........................      --      --           --          --       19         --           19
  Income tax benefit of disqualified
    dispositions........................      --      --        2,451          --       --         --        2,451
  Distributions by Manu-Tronics.........                                     (386)                            (386)
  Net income............................      --      --           --      55,014       --         --       55,014
                                          ------    ----     --------    --------     ----       ----     --------
BALANCE AT SEPTEMBER 30, 1996...........  47,853     479      119,256     114,504       (3)      (277)     233,959
  Exercise of common stock options......     924       9        6,672          --       --         --        6,681
  Issuance of common stock under
    employee stock purchase plan........     221       2        3,161          --       --         --        3,163
  Cumulative translation adjustment.....      --      --           --          --       42         --           42
  Unrealized holding gain on
    investments.........................      --      --           --          --       42         --           42
  Income tax benefit of disqualified
    dispositions........................      --      --        4,923          --       --         --        4,923
  Distributions by Manu-Tronics.........                                     (296)                            (296)
  Net income............................      --      --           --      49,356       --         --       49,356
                                          ------    ----     --------    --------     ----       ----     --------
BALANCE AT SEPTEMBER 30, 1997...........  48,998     490      134,012     163,564       81       (277)     297,870
  Exercise of common stock options......   1,081      11        6,800          --       --         --        6,811
  Issuance of common stock under
    employee stock purchase plan........     182       2        4,036          --       --         --        4,038
  Conversion of subordinated debt.......   6,119      61       86,189          --       --         --       86,250
  Cumulative translation adjustment.....      --      --           --          --      159         --          159
  Adjustment to conform year end of
    pooled entity.......................      --      --           --      (3,169)      --         --       (3,169)
  Unrealized holding gain on
    investments.........................      --      --           --          --      146         --          146
  Income tax benefit of disqualified
    dispositions........................      --      --        7,896          --       --         --        7,896
  Distributions by Manu-Tronics.........                                   (3,645)                          (3,645)
  Net income............................      --      --           --      85,629       --         --       85,629
                                          ------    ----     --------    --------     ----       ----     --------
BALANCE AT SEPTEMBER 30, 1998...........  56,380    $564     $238,933    $242,379     $386       (277)    $481,985
                                          ======    ====     ========    ========     ====       ====     ========

---------------
(1) Unrealized holding gain on investments and foreign currency translation adjustment.

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               YEARS ENDED SEPTEMBER 30,
                                                          -----------------------------------
                                                            1998         1997         1996
                                                          ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................  $  85,629    $  49,356    $  55,014
  Adjustments to reconcile net income to cash provided
     by operating activities:
     Adjustment to conform year end of pooled
       entities.........................................     (1,332)          --           --
     Depreciation and amortization......................     37,052       29,114       19,851
     Provision for plant closing costs..................         --        8,876           --
     Provision for doubtful accounts....................      2,001          505          525
     Deferred Taxes.....................................         --        2,345        1,189
     (Gain) loss on disposal of fixed assets............       (748)         205          (12)
     Changes in operating assets and liabilities, net of
       acquisitions:
       Accounts receivable..............................    (16,998)     (20,493)     (12,180)
       Inventories......................................     (5,996)     (22,268)     (10,377)
       Prepaid expenses, deposits and other.............       (366)        (570)        (117)
       Accounts payable and accrued liabilities.........     (2,792)      32,417        4,733
       Income tax accounts..............................      9,727       (2,106)        (248)
                                                          ---------    ---------    ---------
          Cash provided by operating activities.........    106,177       77,381       58,378
                                                          ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments...................   (101,169)    (138,351)    (205,501)
  Proceeds from maturity of short-term investments......    106,591      149,605      124,613
  Cash paid for property and equipment..................    (55,288)     (70,706)     (51,669)
  Cash paid for businesses acquired.....................     (5,666)     (18,879)      (6,687)
  Proceeds from sale of assets..........................      2,591          332           68
                                                          ---------    ---------    ---------
          Cash used for investing activities............    (52,941)     (77,999)    (139,176)
                                                          ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt........................         --        8,033          118
  Proceeds (payments) on line of credit, net............     (7,498)      (1,543)         370
  Repurchase of convertible subordinated debt...........     (5,681)          --           --
  Payments of long-term liabilities.....................    (17,417)      (7,788)      (1,860)
  Proceeds from sale of common stock, net of issuance
     costs..............................................     11,060       10,594        5,950
                                                          ---------    ---------    ---------
          Cash provided by (used for) financing
            activities..................................    (19,536)       9,296        4,578
                                                          ---------    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     33,700        8,678      (76,220)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..........     54,278       45,600      121,820
                                                          ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR................  $  87,978    $  54,278    $  45,600
                                                          =========    =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year:
     Interest...........................................  $   7,311    $   7,964    $   7,666
     Income taxes.......................................  $  37,822    $  35,728    $  27,914
NON-CASH FINANCING INFORMATION:
  Conversion of subordinated debt to equity.............  $  86,250    $      --    $      --

                            See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION OF THE COMPANY

     Sanmina Corporation (the "Company") was incorporated in Delaware in 1989 and is a leading independent provider of customized integrated electronics manufacturing services, including turnkey electronic assembly and manufacturing management services to original equipment manufacturers. Sanmina's services consist primarily of the manufacture of complex printed circuit board assemblies using surface mount and pin-through hole inter-connection technologies, the manufacture of custom-designed backplane assemblies, fabrication of complex multi-layered printed circuit boards, the manufacture of custom cable and wire harness assemblies, and testing and assembly of completed systems. In addition, Sanmina provides procurement and materials management, as well as consultation on board design and manufacturing. The Company's manufacturing plants are located in California, Massachusetts, Texas, New Hampshire, North Carolina, Wisconsin, Alabama, Ireland, and England.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

     Use of Estimates -- The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Cash Equivalents -- The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Short Term Investments -- The Company's investments are classified as available for sale and are recorded at their fair value, as determined by quoted market prices, with any unrealized gains or losses classified as a separate component of stockholders' equity. Upon sale of the investments, any previously unrealized gains or losses are recognized in results of operations. The specific identification method is used to determine the cost of securities sold. Realized gains and losses have not been material to date. As of September 30, 1998, the difference between the aggregate fair value and cost basis was a net unrealized gain of $207,336. The Company has the intent and ability to liquidate the investments prior to the maturity period and, as such, has classified its investments as short-term investments. The value of the Company's investments by major security type is as follows (in thousands):

                                                  AMORTIZED    AGGREGATE     UNREALIZED    UNREALIZED
                                                    COST       FAIR VALUE       GAIN          LOSS
                                                  ---------    ----------    ----------    ----------
AS OF SEPTEMBER 30, 1998
U.S. government and agency securities...........  $ 35,912      $ 35,990        $ 79          $(1)
State and municipal securities..................    55,247        55,301          55           (1)
U.S. corporate and bank debt....................    33,292        33,367          77           (2)
                                                  --------      --------        ----          ---
                                                  $124,451      $124,658        $211          $(4)
                                                  ========      ========        ====          ===
AS OF SEPTEMBER 30, 1997
U.S. government and agency securities...........  $ 27,379      $ 27,396        $ 17           --
State and municipal securities..................    53,568        53,591          23           --
U.S. corporate and bank debt....................    36,689        36,710          22           (1)
                                                  --------      --------        ----          ---
                                                  $117,636      $117,697        $ 62          $(1)
                                                  ========      ========        ====          ===

     Approximately $31.1 million and $19.5 million of the total investments in debt securities as of September 30, 1998 and 1997 respectively, are included in cash and cash equivalents; the remaining balance is classified as short-term investments. As of September 30, 1998, debt securities with a fair value of $63.2 million mature within one year and $61.4 million mature beyond one year.

     Inventories -- Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. The components of inventories are as follows (in thousands):

                                                              AS OF SEPTEMBER 30,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
Raw materials...............................................  $ 55,179    $53,376
Work-in-process.............................................    34,528     27,430
Finished goods..............................................    13,233     12,758
                                                              --------    -------
                                                              $102,940    $93,564
                                                              ========    =======

     Property and Equipment -- Property and equipment are stated at cost or, in the case of property and equipment acquired through business combinations, at fair value based upon the allocated purchase price at the acquisition date. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets (three to five years, or twenty-five years in the case of buildings) or, in the case of leasehold improvements, over the remaining term of the related lease, if shorter.

     Intangibles -- Intangibles arising from the Company's acquisitions (see
Note 6) are amortized on a straight-line basis over the estimated useful life of five to ten years. The Company continually evaluates whether long-lived assets have become impaired in value.

     Revenue Recognition -- The Company recognizes revenue from manufacturing services at the time of product shipment. Where appropriate, provisions are made at that time for estimated warranty and return costs.

     Net Income Per Share -- Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock, if dilutive. As a result of the adoption of SFAS No. 128, the Company's reported earnings per share were restated for all periods presented (see Note 3).

     Stock Based Compensation -- Effective October 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS 123, the Company continues to apply Accounting Principals Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans.

     New Accounting Standards -- In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 129, "Disclosure of Information about Capital Structure," which will be adopted by the Company in fiscal 1999. SFAS 129 requires companies to disclose certain information about their capital structure. SFAS 129 will not have a material impact on the Company's financial statement disclosures.

     In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS 130 is effective for fiscal year 1999. Management does not believe the adoption of SFAS 130 will have a material impact on the Company's financial statement disclosures.

     In June 1997, FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 introduces a new model for segment reporting, called the "management approach." SFAS 131 is effective for fiscal year 1999. Management believes the adoption of SFAS 131 will increase its disclosure requirements of operations of the Company.

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that derivative instruments be recorded in the balance sheet at their fair market value, with changes in the fair value recorded in the income statement unless specific hedging criteria is met. Management does not believe the adoption of SFAS 133 will have a material impact on the Company's financial statement disclosures.

NOTE 3. EARNINGS PER SHARE

     In the first quarter of fiscal 1998, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share." SFAS 128 requires the replacement of previously reported primary and fully diluted earnings per share (EPS) as required by APB Opinion No. 15 (APB 15) with basic earnings per share and diluted earnings per share.

     Basic EPS was computed by dividing net income by the weighted average number of shares of common stock outstanding during fiscal 1998, 1997, and 1996. Diluted EPS includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. A reconciliation of the net income and weighted average number of shares used for the diluted earnings per share computations follows:

                                                               1998            1997            1996
                                                            ----------      ----------      ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income................................................   $85,629         $49,356         $55,014
Add back after-tax interest expense for convertible
  subordinated debt.......................................     3,676           3,101           3,152
                                                             -------         -------         -------
Income for calculating earnings per share.................   $89,305         $52,457         $58,166
                                                             =======         =======         =======
Weighted average number of shares outstanding during the
  period..................................................    50,301          48,301          47,138
Applicable number of shares for stock options outstanding
  for the period..........................................     2,870           3,196           2,409
Weighted average number of shares if convertible
  subordinated debt were converted........................     5,426           6,119           6,119
                                                             -------         -------         -------
Weighted average number of shares.........................    58,597          57,616          55,666
                                                             -------         -------         -------
Diluted earnings per share................................   $  1.52         $  0.91         $  1.04
                                                             =======         =======         =======

NOTE 4. CONVERTIBLE SUBORDINATED DEBT

     In 1995, the Company issued $86.3 million of 5.5% convertible subordinated notes (the "Notes") due in 2002. The notes were convertible into common stock, at the option of the note holder, and were redeemable at the option of the Company on or after August 15, 1998, initially at 103.143% of the face value and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. On August 19, 1998, the Company called for redemption of the notes which represented $86.3 million in debt. All note holders elected to convert their notes to equity.

     In 1987, Elexsys issued $32 million of 5.5% convertible subordinated debentures (the "Debentures") due on March 1, 2012. The Debentures are currently convertible into shares of common stock at $59.85, subject to adjustment under certain conditions. The Debentures are redeemable by the Company at declining premiums prior to March 1, 1997 and thereafter at 100 percent of the principal amount. The Debentures are also redeemable through the operation of a sinking fund at 100 percent of the principal amount. Interest is payable semi-annually on September 1 and March 1 of each year. Mandatory annual sinking fund payments, sufficient to retire 5 percent of the aggregate principal amount of the Debentures issued, were to be made on each March 1 commencing in 1997. As a result of two exchanges of common stock for $16 million and $4 million of the Debentures in fiscal 1994 and fiscal 1995, respectively, the Company now has sinking fund credits available to offset these obligations for twelve and one-half years, thus no sinking fund payments will be required until 2009. In addition, the Company repurchased approximately $5.7 million (including premiums) of Debentures during fiscal 1998. The Debentures are subordinated to all senior indebtedness of the Company. As of September 30, 1998, $5.8 million of the Debentures remain outstanding.

     On April 29, 1999, the company announced that it has entered into an agreement to offer qualified institutional investors $300 million (this may be increased by up to an additional $50 million pursuant to an over-allotment option) 4.25% Convertible Subordinated notes due 2004 ("New Notes"). The New Notes will be convertible at the option of the holder, at any time on or before May 1, 2004. The New Notes will be convertible into shares of common stock at $88.67. At any time on or after May 6, 2002, the New Notes will be redeemable at the Company's option. Interest will be payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1999. The New Notes are subordinated to existing and future indebtedness, as defined.

NOTE 5. COMMITMENTS

     The Company leases its facilities under operating leases expiring at various dates through October 2010. The Company is responsible for utilities, maintenance, insurance and property taxes under the leases. Minimum future lease payments under non-cancelable operating leases are approximately as follows (in thousands):

            YEARS ENDING SEPTEMBER 30,
            --------------------------
1999...............................................  $ 7,761
2000...............................................    6,805
2001...............................................    5,173
2002...............................................    4,150
2003...............................................    3,174
Thereafter.........................................    6,316
                                                     -------
                                                     $33,379
                                                     =======

     Rent expense under operating leases was approximately $6.4 million, $6.1 million and $5.9 million for the years ended September 30, 1998, 1997 and 1996, respectively.

     In November 1998, the Company entered into an operating lease agreement for a new corporate headquarters and new facilities for its principal Northern California assembly operations. This campus facility, which comprises approximately 330,000 square feet, is located in San Jose, California. A condition of this operating lease is that the Company pledges $52.9 million to the administrative agent until the end of the lease's initial term.

NOTE 6. ACQUISITIONS

     In November 1997, the Company merged with Elexsys International, Inc. ("Elexsys"). Under the terms of the merger agreement, the Company's common stock was exchanged for all of Elexsys' outstanding common stock. Approximately 3.3 million shares of common stock were issued to acquire Elexsys. The merger was accounted for as a pooling of interests, and therefore, all prior periods presented were restated to combine the results of the two companies.

     In November 1998, the Company merged with Altron, Incorporated ("Altron"). Under the terms of the merger agreement, each share of Altron common stock was converted into 0.4545 shares of Sanmina common stock. Approximately 7.2 million shares of common stock were issued to acquire Altron. The merger was accounted for as a pooling of interests, and therefore, all prior periods presented were restated to combine the results of the companies. Altron's year end was December
31. For purposes of the restatement, Altron's year ended September 30, 1998 was combined with the Company's year ended September 30, 1998 and Altron's years ended December 31, 1997 and December 31, 1996 were combined with the Company's years' ended September 30, 1997 and September 30, 1996 respectively. As a result, the net sales and net income of Altron for the quarter ended December 31, 1997, have been included in both fiscal 1998 and 1997. An adjustment of $3.2 million to account for the duplication of net income has been made to retained earnings in fiscal 1998.

     On December 28, 1998, the Company merged with Telo Electronics, Incorporated, a California corporation ("Telo"). The Company issued shares of Sanmina common stock in exchange for 100% of the outstanding common stock of Telo. The merger was accounted for as a pooling of interests. Due to the immateriality of this acquisition to the Company's consolidated financial position and results of operations, Telo has been included in the Company's consolidated results of operations as of the beginning of fiscal 1999 (October 1, 1998), but amounts presented for periods prior to fiscal 1999 have not been restated to include Telo's historical results of operations.

     In March 1999, the Company merged with Manu-Tronics, Incorporated ("Manu-Tronics"). The merger was accounted for as a pooling of interests, and therefore, all prior periods presented were restated to combine the results of the two companies.

     A reconciliation of the financial statements for the twelve months ended September 30, 1998, 1997 and 1996, to previously reported information, is as follows (in thousands):

                                                       1998        1997        1996
                                                     --------    --------    --------
Revenue:
  Sanmina..........................................  $722,581    $405,212    $265,076
  Elexsys..........................................        --     164,575     126,906
  Altron...........................................   201,207     172,428     165,248
  Manu-Tronics.....................................    68,033      60,849      60,257
                                                     --------    --------    --------
  Combined.........................................  $991,821    $803,064    $617,487
                                                     ========    ========    ========
Net Income (loss):
  Sanmina..........................................  $ 68,151    $ 40,902    $ 28,095
  Elexsys..........................................        --     (10,377)      8,470
  Altron...........................................    13,088      14,667      17,715
  Manu-Tronics.....................................     4,390       4,164         734
                                                     --------    --------    --------
  Combined.........................................  $ 85,629    $ 49,356    $ 55,014
                                                     ========    ========    ========

     On February 23, 1998, the Company acquired Pragmatech, Inc. ("Pragmatech") in a stock purchase transaction. The purchase price was approximately $5.7 million. The acquisition, which was accounted for as a purchase, included the payment of cash and the assumption of liabilities. Accordingly, the results of operations for the year ended September 30, 1998, include the results of operations of this business from the date of acquisition. The purchase price was allocated to the net liabilities assumed on a fair value basis. The acquisition resulted in goodwill of $11.5 million which was to be amortized over a ten year period. Subsequent to September 30, 1998, the Company recorded an adjustment to write down certain long-lived assets of Pragmatech to take account of an impairment in value of those assets.

     The unaudited pro forma financial information for the years ended September 30, 1998, 1997, and 1996 is presented below as if Pragmatech had been acquired on October 1, 1995:

                                                          YEARS ENDED SEPTEMBER 30,
                                                                 (UNAUDITED)
                                                    -------------------------------------
                                                       1998          1997         1996
                                                    -----------    ---------    ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue...........................................  $1,018,817     $857,618     $649,713
Net Income........................................      83,074       47,478       52,823
Net income per share -- diluted...................  $     1.48     $   0.88     $   1.01
Diluted shares used in calculating per share
  amounts.........................................      58,597       57,616       55,666

     The Company has also completed several other smaller acquisitions subsequent to September 30, 1998. These transactions involved the purchase of either stock or assets in exchange for cash and were accounted for as purchase transactions. Pro forma statements of operations reflecting these acquisitions are not shown, as they would not differ materially from reported results.

NOTE 7. CONTINGENCIES

     In the normal course of business, the Company may be subject to litigation matters. The Company does not believe the ultimate resolution of any such pending or threatened litigation matters would have a material adverse effect on the Company's financial position or results of operations.

NOTE 8. STOCKHOLDERS' EQUITY

     Common Stock -- In June 1998, the Company effected a two-for-one stock split payable in the form of a dividend. Accordingly, all share and per share data has been adjusted to retroactively reflect the stock split.

SANMINA STOCK OPTION PLANS

     Stock Option Plans -- The 1990 Incentive Stock Plan (the "Plan") provides for the grant of incentive stock options, non-statutory stock options, and stock purchase rights to employees and other qualified individuals to purchase shares of the Company's Common Stock at amounts not less than 100% of the fair market value of the shares on the date of the grant.

     The 1995 Director Option Plan (the "Director Plan") provides for the automatic grant of stock options to outside directors of the Company or any subsidiary of the Company at amounts not less than 100% of the fair market value of the shares on the date of grant.

     The 1996 Supplemental Stock Option Plan (the "Supplemental Plan") permits only the grant of non-statutory options and provides that options must have an exercise price at least equal to the fair market value of the Company's Common Stock on the date of the grant. Options under the Supplemental Plan may be granted to employees and consultants, but executive officers and directors may not be granted options under the Supplemental Plan.

     Options under the three plans vest as determined by the Board of Directors and in no event may an option have a term exceeding ten years from the date of the grant. Total shares authorized for issuance under all Sanmina plans are 9,900,000 at September 30, 1998.

     Option activity under the Sanmina plans is as follows:

                                                         OPTIONS OUTSTANDING
                                                     ----------------------------
                                                                      WEIGHTED
                                                                        AVG.
                                                       SHARES      EXERCISE PRICE
                                                     ----------    --------------
BALANCE AT SEPTEMBER 30, 1995......................   3,398,861        $ 5.46
  Granted..........................................   1,662,723        $11.53
  Exercised........................................    (521,917)       $ 3.18
  Cancelled........................................    (383,713)       $ 6.03
                                                     ----------        ------
BALANCE AT SEPTEMBER 30, 1996......................   4,155,954        $ 8.12
  Granted..........................................   1,764,790        $20.83
  Exercised........................................    (735,292)       $ 6.64
  Cancelled........................................    (235,310)       $11.43
                                                     ----------        ------
BALANCE AT SEPTEMBER 30, 1997......................   4,950,142        $12.69
  Granted..........................................   1,835,700        $34.09
  Exercised........................................  (1,039,179)       $ 7.87
  Cancelled........................................    (258,789)       $21.06
                                                     ----------        ------
BALANCE AT SEPTEMBER 30, 1998......................   5,487,874        $20.39
                                                     ==========        ======

     The following table summarizes information regarding stock options outstanding under Sanmina option plans at September 30, 1998:

                                     OPTIONS OUTSTANDING
                     ---------------------------------------------------     OPTIONS VESTED AND EXERCISABLE
                                          WEIGHTED                          ---------------------------------
                        NUMBER            AVERAGE            WEIGHTED        NUMBER VESTED        WEIGHTED
     RANGE OF         OUTSTANDING        REMAINING           AVERAGE        AND EXERCISABLE       AVERAGE
  EXERCISE PRICES    AS OF 9/30/98    CONTRACTUAL LIFE    EXERCISE PRICE     AS OF 9/30/98     EXERCISE PRICE
  ---------------    -------------    ----------------    --------------    ---------------    --------------
  $ 0.50 - $ 8.69..    1,385,889            5.48              $ 5.96             985,763           $ 5.51
  $ 9.63 - $20.07..    1,527,749            7.48              $14.95             643,210           $14.53
  $20.13 - $32.32..    1,534,439            8.80              $28.00             317,883           $27.33
  $32.38 - $45.94..    1,039,797            9.32              $36.27             122,453           $36.34
  ---------------      ---------            ----              ------           ---------           ------
  $ 0.50 - $45.94..    5,487,874            7.70              $20.39           2,069,309           $13.49
  ===============      =========            ====              ======           =========           ======

     Sanmina Employee Stock Purchase Plan -- The Company's employee stock purchase plan (the "Purchase Plan") provides for the issuance of up to 1,700,000 shares of common stock. Under the Purchase Plan, employees may purchase, on a periodic basis, a limited number of shares of common stock through payroll deductions over a six-month period. The per share purchase price is 85% of the fair market value of the stock at the beginning or end of the offering period, whichever is lower. As of September 30, 1998, 1,374,498 shares had been issued under the Purchase Plan.

     ALTRON OPTION PLANS

     Altron, prior to its merger with Sanmina, had stock option plans. These plans and the activity therein are separately discussed below. In connection with the merger of Sanmina and Altron, options are no longer granted from the Altron plans and any options outstanding that were initially granted under the Altron plans are exercisable into Sanmina common stock. Any forfeitures of Altron options are returned to the Sanmina stock option plans. The following Altron plan information reflects the merger exchange ratio of 0.4545 shares of Sanmina common stock for each share of Altron common stock.

     The Altron 1989 Nonqualified Stock Option Plan for Non-Employee Directors provided for options exercisable over five years commencing 12 months from the date of grant and expiring 10 years from the date of grant.

     The Altron 1991 Stock Option Plan provided for incentive stock options granted at fair market value at the date of grant and nonqualified stock options granted at prices determined by a committee of the Board of Directors. All options are exercisable over a five-year period, commencing 12 months from the date of grant unless accelerated and expire 10 years from the date of grant.

     The Altron 1992, 1993 and 1995 Stock Option Plans for Non-Employee Directors provided for options exercisable over a two-year period from the date of grant and expiring 10 years from the date of grant.

     The Altron 1996 Stock Option Plan for Non-Employee Directors provided for options exercisable over a three-year period commencing 12 months from the date of grant and expiring 10 years from the date of grant.

     The following table summarizes information about Altron's stock options outstanding and exercisable at September 30, 1998:

                                OPTIONS OUTSTANDING
                  -----------------------------------------------       OPTIONS EXERCISABLE
                                  WEIGHTED                          ----------------------------
                                  AVERAGE            WEIGHTED                       WEIGHTED
   EXERCISE       NUMBER OF      REMAINING       AVERAGE EXERCISE   NUMBER OF   AVERAGE EXERCISE
  PRICE RANGE      OPTIONS    CONTRACTUAL LIFE        PRICE          OPTIONS         PRICE
  -----------     ---------   ----------------   ----------------   ---------   ----------------
$ 2.68 -    3.59    43,723       2.3 years            $ 3.03          43,723         $ 3.03
         $ 4.73      1,841             4.3            $ 4.73           1,841         $ 4.73
$10.36 - $14.79    136,549             5.0            $11.42         127,550         $11.24
$19.32 - $28.05    361,716             7.2            $22.97         208,369         $23.15
$29.44 - $43.19    422,617             8.6            $34.02          71,758         $37.14
                   -------                                           -------
                   966,446                                           453,241
                   =======                                           =======

     The following table summarizes the stock option activity for the period ended September 30, 1998:

                                                         OPTIONS OUTSTANDING
                                                      --------------------------
                                                                     WEIGHTED
                                                                       AVG.
                                                       SHARES     EXERCISE PRICE
                                                      --------    --------------
Outstanding at December 30, 1995....................   699,526        $13.97
  Granted...........................................   260,202        $30.65
  Exercised.........................................  (109,194)       $ 7.85
  Canceled..........................................    (5,863)       $26.69
                                                      --------        ------
Outstanding at December 28, 1996....................   844,671        $19.82
  Granted...........................................   305,652        $33.38
  Exercised.........................................  (103,874)       $ 7.92
  Canceled..........................................   (50,458)       $29.28
                                                      --------        ------
Outstanding at January 3, 1998......................   995,991        $24.73
                                                      ========        ======
Outstanding at September 30, 1997...................   777,830        $21.76
  Granted...........................................   363,373        $31.66
  Exercised.........................................   (83,433)       $13.46
  Canceled..........................................   (91,324)       $32.06
                                                      --------        ------
Outstanding at September 30, 1998...................   966,446        $25.26
                                                      ========        ======
Exercisable at September 30, 1998...................   453,240        $20.00
                                                      ========        ======

     As of September 30, 1998, the Company has reserved the following shares of authorized but unissued common stock:

Convertible subordinated debt.............................     96,360
Stock option plans -- Sanmina.............................  6,835,636
Stock option plans -- Altron..............................    966,446
Employee stock purchase plan..............................    325,502
                                                            ---------
                                                            8,223,944
                                                            =========

     Stock-based Compensation -- The Company accounts for its stock option plans and employee stock purchase plan under APB Opinion No. 25 and related interpretations, under which no compensation cost has been recognized as the exercise price per share for stock options was equal to the fair market value of the stock on the date of grant and the Purchase Plan qualified as a non-compensatory plan. Had compensation cost for these Plans been determined consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                  YEARS ENDED SEPTEMBER 30,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
Net income:
  As reported.................................  $85,629    $49,356    $55,014
  Pro forma...................................   63,207     37,020     48,138
Basic EPS:
  As reported.................................  $  1.70    $  1.02    $  1.17
  Pro forma...................................     1.26       0.77       1.02
Diluted EPS:
  As reported.................................  $  1.52    $  0.91    $  1.04
  Pro forma...................................     1.08       0.64       0.86

     The weighted average fair values of options granted by Sanmina during fiscal 1998, 1997, 1996 was $18.50, $12.24, and $7.64 per share, respectively.
The weighted average for values of options granted by Altron during fiscal 1998, 1997 and 1996 was $17.76, $20.46, and $18.66, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1997 and 1996, respectively.

                                           YEARS ENDED SEPTEMBER 30,
                                -----------------------------------------------
                                    1998             1997             1996
                                -------------    -------------    -------------
Volatility....................    52% - 75%        53% - 78%        48% - 78%
Risk-free interest rate.......  4.81% - 5.72%    5.83% - 6.66%    5.97% - 6.73%
Dividend yield................       0%               0%               0%
Sanmina expected lives
  (management and directors)
  beyond vesting..............       0.6              1.0              1.0
Sanmina expected lives
  (employees) beyond
  vesting.....................       0.3              0.6              0.6
Altron expected lives.........       7.0           4.0 - 7.0        4.0 - 7.5

NOTE 9. INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                  YEARS ENDED SEPTEMBER 30,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
Federal:
  Current.....................................  $48,797    $28,641    $25,046
  Deferred....................................   (7,728)      (153)    (1,163)
                                                -------    -------    -------
                                                 41,069     28,488     23,883
                                                =======    =======    =======
State:
  Current.....................................    7,617      7,207      5,955
  Deferred....................................     (952)       663       (295)
                                                -------    -------    -------
                                                  6,665      7,870      5,660
                                                -------    -------    -------
Total provision for income taxes..............  $47,734    $36,358    $29,543
                                                =======    =======    =======

     The provision for income taxes differs from the amount estimated by applying the statutory Federal income tax rate to income before taxes as follows (in thousands):

                                                 YEARS ENDED SEPTEMBER 30,
                                               ------------------------------
                                                 1998       1997       1996
                                               --------    -------    -------
Federal tax at statutory rate................  $ 45,147    $35,194    $29,839
State income taxes, net of federal benefit...     6,148      4,905      4,128
Foreign subsidiary loss......................       410         --        303
Effect of non-deductible goodwill
  amortization...............................       672        692        493
Tax exempt interest income...................      (713)      (436)      (359)
FSC benefit..................................      (179)      (530)      (355)
Tax credits..................................      (792)      (412)      (507)
Change in valuation allowance................   (11,598)    (3,168)    (3,636)
Other........................................     8,639        113       (363)
                                               --------    -------    -------
          Total provision for income taxes...  $ 47,734    $36,358    $29,543
                                               ========    =======    =======

     The components of the net deferred income tax asset are as follows (in thousands):

                                                          AS OF SEPTEMBER 30,
                                                          -------------------
                                                           1998        1997
                                                          -------    --------
Cumulative temporary differences:
State taxes.............................................  $ 1,726    $  1,128
Accrued vacation........................................    1,232       1,081
Allowance for doubtful accounts.........................    1,772       1,438
Depreciation............................................    8,862       7,166
Inventory reserve.......................................    6,255       5,489
Accrued bonuses.........................................    2,251          58
General reserve.........................................    1,645         605
Environmental reserve...................................    2,216       2,381
Accrued plant closing costs.............................      450       3,482
Net operating loss carryforwards........................    4,245       7,381
Tax credit carryforwards................................      405         961
Other...................................................    2,459       3,294
                                                          -------    --------
          Total deferred income tax asset...............   33,518      34,464
Valuation allowance.....................................   (5,267)    (16,865)
                                                          -------    --------
Net deferred income tax asset...........................  $28,251    $ 17,599
                                                          =======    ========

     The valuation allowance provides a reserve against deferred tax assets that may expire or become unutilized by the Company. In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," the Company believes it is more likely than not the Company will not realize a portion of the benefits of these deferred tax assets, and accordingly, has provided a valuation allowance for them. Federal net operating loss carryforwards of $6.9 million will expire at various dates from the year 2007 through 2010. State net operating loss carryforwards of $3.9 million will expire in 1999. Foreign net operating loss carryforwards of $6.0 million will carryforward indefinitely.

NOTE 10. BUSINESS SEGMENT AND CONCENTRATION OF CREDIT RISK

     The Company operates in one business segment -- the manufacture, testing and servicing of a full spectrum of complex printed circuit boards, custom backplane interconnect devices, and electronic assembly services. Revenue is principally derived from customers in the United States.

     Sales to major customers who accounted for more than 10% of net sales were as follows:

         YEARS ENDED SEPTEMBER 30,           1998      1997      1996
         -------------------------           ----      ----      ----
Customer A.................................  14.8%        *       *
Customer B.................................  13.9%     12.6%      *

---------------
* less than 10% of net sales

     The Company's most significant credit risk is the ultimate realization of its accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of its customers, and (iii) frequent contact with its customers, especially its most significant customers, thus enabling the Company to monitor current changes in business operations and to respond accordingly.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Sanmina Corporation:

     We have audited the accompanying consolidated balance sheets of Sanmina Corporation (a Delaware Corporation) and its subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sanmina Corporation and its subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

                                          /s/ ARTHUR ANDERSEN LLP

                                          Arthur Andersen LLP

San Jose, California
April 30, 1999

                     STATEMENT OF FINANCIAL RESPONSIBILITY

To the Stockholders:

     The management of Sanmina is responsible for the preparation of the accompanying consolidated financial statements. They have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, as such, include estimates and judgments of management. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements. The consolidated financial statements for the years ended September 30, 1998, 1997, and 1996 were audited by Arthur Andersen LLP, independent public accountants.

     The Company maintains an accounting system and related internal controls that it believes are sufficient to provide reasonable assurance that assets are safeguarded, that transactions are executed and recorded in accordance with management's authorization, and that the financial records are reliable for preparing financial statements. The concept of reasonable assurance is based on the recognition that the cost of the system of internal control must be related to the benefits derived and that the balancing of those factors requires estimates and judgments. The system is monitored regularly by the Company for compliance. In addition, solely for the purposes of planning and performing its audit of the Company's consolidated financial statements, Arthur Andersen LLP obtained an understanding of, and selectively tested, certain aspects of the Company's system of internal control.

     The Board of Directors has an Audit Committee comprised solely of outside directors. The Committee meets with management and the independent public accountants in connection with its review of matters relating to the annual financial statements, the Company's system of internal accounting controls and the services of the independent public accountants. Arthur Andersen LLP has full and free access to meet with the Committee, with or without management representatives present, to discuss the results of its audits, the adequacy of internal accounting controls and the quality of financial reporting.

April 30, 1999

                                          /s/ JURE SOLA

                                          --------------------------------------
                                          Jure Sola
                                          Chairman of the Board and Chief
                                          Executive Officer

                                          /s/ RANDY W. FURR

                                          --------------------------------------
                                          Randy W. Furr
                                          President and Chief Operating Officer

                                          /s/ BERNARD J. WHITNEY

                                          --------------------------------------
                                          Bernard J. Whitney
                                          Executive Vice President and Chief
                                          Financial Officer

May 3, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K/A in that the Registrant has filed a definitive proxy statement with respect to the 1999 Annual Meeting of Stockholders (the "Proxy Statement") held on January 29, 1999 and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 -- Election of Directors" in the Proxy Statement.

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company, and certain information about them as of December 31, 1998, are as follows:

                   NAME                      AGE                    POSITION
                   ----                      ---   -------------------------------------------
Jure Sola..................................  46    Chairman, Chief Executive Officer and
                                                   Director(1)
Randy W. Furr..............................  43    President and Chief Operating Officer
Bernard J. Whitney.........................  41    Executive Vice President and Chief
                                                   Financial Officer
Michael J. Landy...........................  43    Executive Vice President of Sales and
                                                   Marketing
Samuel Altschuler..........................  71    Executive Vice President and Director
Neil Bonke.................................  57    Director(1)(2)
John Bolger................................  52    Director(2)
Bernard Vonderschmitt......................  75    Director(1)
Mario Rosati...............................  52    Director

---------------
(1) Member of the Compensation Committee

(2) Member of the Audit Committee

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

     Mr. Whitney joined Sanmina as Vice President and Chief Financial Officer in August 1997. He was named an Executive Vice President of the Company in October 1998. From June 1995 to July 1997, he worked for Network General Corporation, a network fault and performance management solutions company, serving first as Corporate Controller, then in May 1996, he was named Vice President of Finance. Prior to joining Network General, he worked for Conner Peripherals serving in a variety of positions in corporate finance from February 1987 to June 1995.

     Mr. Landy became Vice President of Sales and Marketing at Sanmina in October 1997. He was named an Executive Vice President of the Company in October 1998. He joined Sanmina in August 1993 as General

Manager of the Company's Richardson, Texas operations and in 1995 was promoted to Vice President Assembly Operations for the Central Region of the United States. Prior to his employment with Sanmina, Mr. Landy held a senior management position with a telecommunications corporation.

     Mr. Altschuler was president and a director of Altron Incorporated, an electronic manufacturing services company, since Altron's founding in 1970 and Chairman of the Board of Directors of that company since 1983. Mr. Altschuler became a director and an Executive Vice President of the Company in November 1998, upon the consummation of the merger between Altron Incorporated and the Company. Mr. Altschuler is also a director of Massbank Corp., a bank holding company.

     Mr. Bonke has been a director of the Company since 1995. He also serves on the Board of Directors of Electroglas, Inc., FSI International and SpeedFam International, all semiconductor equipment companies. Mr. Bonke previously served as the Chairman of the Board of Electroglas, Inc. From April 1993 to April 1996, he served as Chief Executive Officer of Electroglas. From September 1990 to April 1993, Mr. Bonke was a Group V.P. and President of Semiconductor Operations of General Signal Corp.

     Mr. Bolger has been a director of the Company since 1994. From June 1989 through April 1992, he served as Vice President of Finance and Administration of Cisco Systems, Inc., a manufacturer of computer networking systems. Mr. Bolger is currently an independent business consultant and serves as a director of Integrated Device Technology, Inc., Integrated Systems, Inc., TCSI, Inc. and Mission West Properties, Inc.

     Mr. Vonderschmitt has been a director of the Company since October 1990. He co-founded Xilinx, Inc., a manufacturer of field programmable gate array semiconductor products and related system software, served as its Chief Executive Officer and as a director from its inception in February 1984 through February 1996, and has served as the Chairman of its Board of Directors since February, 1996. He is also a director of International Microelectronic Products, Inc., and Credence Systems Corporation.

     Mr. Rosati has been a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation since 1971. Mr. Rosati is a director of Aehr Test Systems, a manufacturer of computer hardware testing systems, Genus, Inc., a semiconductor equipment manufacturer, and Ross Systems, Inc., a software company. He has been a director of the Company since 1997.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. FINANCIAL STATEMENTS

      The following Financial Statements of Sanmina Corporation and Report of Independent Public Accountants are included in Item 8.

2. FINANCIAL STATEMENT SCHEDULE

     The following financial statement schedule of Sanmina Corporation and the related report of independent public accountants is filed as part of this report incorporated by reference herein:

          Schedule II -- Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

3. EXHIBITS

   Refer to (c) below.

(b) REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the fiscal quarter ended September 30, 1998.

(c) EXHIBITS

 EXHIBIT
 NUMBER                              DESCRIPTION
 -------                             -----------
  3.2(8)     Restated Certificate of Incorporation of Registrant.
  3.3(1)     Bylaws of Registrant, as amended.
  4.2(1)     Specimen Stock Certificate.
 10.4(1)     Form of Indemnification Agreement.
 10.2(4)     Amended 1990 Incentive Stock Plan.
 10.3(1)     1993 Employee Stock Purchase Plan.
10.9(k)(2)   Amended and Restated Credit Agreement dated as of August 18,
             1993 among Sanmina Corporation, Chemical Bank and other
             lenders.
10.9(k)(5)   Amendment dated July 27, 1995 to Amended and Restated Credit
             Agreement dated August 18, 1993.
10.9(1)(2)   Revolving Credit Note, $12,000,000.00, Chemical Bank.
 10.10(1)    Lease for premises at 2109 O'Toole Avenue, Suites A-E, San
             Jose, California (Portion of Plant I).
 10.11(1)    Lease for premises at 2101 O'Toole Avenue, San Jose,
             California (Portion of Plant I).
 10.12(1)    Lease for premises at 2539 Scott Boulevard, Santa Clara,
             California (Plant III).
 10.14(1)    Lease for premises at 2060-2068 Bering Drive, San Jose,
             California (Plant II).
 10.15(1)    Lease for premises at 4220 Business Center Drive, Fremont,
             California (Plant V).
 10.16(1)    Lease for premises at McCarthy Boulevard, Milpitas,
             California (Plant VI).
 10.17(1)    Lease for premises at 2121 O'Toole Avenue, San Jose,
             California (Corporate Headquarters).
 10.19(2)    Lease for premises at 1250 American Parkway, Richards, Texas
             (Plant VII).
 10.20(2)    Lease for premises at 6453 Kaiser Drive, Fremont, California
             (Plant VIII).
 10.21(3)    Asset Purchase Agreement dated September 28, 1994 between
             Registrant and Comptronix Corporation.
 10.22(4)    Lease for premises at 355 East Trimble Road, San Jose,
             California.
 10.23(5)    Stock Purchase Agreement dated May 31, 1995 between Sanmina
             Corporation, Assembly Solutions, Inc. and the principal
             stockholders of Assembly Solutions, Inc.
 10.24(6)    Indenture dated August 15, 1995 between Registrant and
             Norwest Bank Minnesota, N.A. as Trustee.
 10.25(7)    Asset Purchase Agreement dated September 20, 1996 between
             Registrant and Comptronix Corporation.
 10.26(9)    Agreement and Plan of Merger dated July 22, 1997 among
             Registrant, SANM Acquisition Subsidiary, Inc. and Elexsys
             International, Inc.
10.26(10)    Agreement and Plan of Merger dated September 2, 1998 among
             Registrant, SANM Acquisition Subsidiary, Inc. and Altron,
             Inc.
10.27(11)    Synthetic lease agreement.
 11.1        Statement of Computation of Earnings Per Share.
 21          Subsidiaries of the Registrant.
 23          Consent of Arthur Andersen LLP.
 27.1        Financial Data Schedule for the Fiscal Year ended September
             30, 1998.
 27.2        Financial Data Schedule for the Fiscal Year ended September
             30, 1997.
 27.3        Financial Data Schedule for the Fiscal Year ended September
             30, 1996.

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

(11) Incorporated by reference to the like-numbered exhibit previously filed with Registrant's Report on Form 10-K for the fiscal year ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SANMINA CORPORATION

                                          By:

                                            ------------------------------------
                                                         Jure Sola
                                            Chairman and Chief Executive Officer

Date: May 3, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                  SIGNATURE                                      TITLE                       DATE
                  ---------                                      -----                       ----
                /s/ JURE SOLA                    Chairman, Chief Executive Officer and    May 3, 1999
---------------------------------------------        Director (Principal Executive
                  Jure Sola                                    Officer)

           /s/ BERNARD J. WHITNEY                 Executive Vice President and Chief      May 3, 1999
---------------------------------------------        Financial Officer (Principal
             Bernard J. Whitney                    Financial and Accounting Officer)

           /s/ SAMUEL ALTSCHULER*                              Director                   May 3, 1999
---------------------------------------------
              Samuel Altschuler

               /s/ NEIL BONKE*                                 Director                   May 3, 1999
---------------------------------------------
                 Neil Bonke

              /s/ JOHN BOLGER*                                 Director                   May 3, 1999
---------------------------------------------
                 John Bolger

         /s/ BERNARD VONDERSCHMITT*                            Director                   May 3, 1999
---------------------------------------------
            Bernard Vonderschmitt

            /s/ MARIO M. ROSATI*                               Director                   May 3, 1999
---------------------------------------------
               Mario M. Rosati

              By: /s/ JURE SOLA
  ----------------------------------------
         Jure Sola, Attorney-in-fact

                                  SCHEDULE II

                              SANMINA CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                  BALANCE AT    CHARGED TO                  BALANCE AT
                                                  BEGINNING     COSTS AND                     END OF
                                                  OF PERIOD      EXPENSES     DEDUCTIONS      PERIOD
                                                  ----------    ----------    ----------    ----------
Allowance for Doubtful Accounts and Returns
Fiscal year ended September 30, 1996............    $2,387        $  699         $356         $2,730
Fiscal year ended September 30, 1997............    $2,730        $2,288         $273         $4,745
Fiscal year ended September 30, 1998............    $4,745        $1,994         $945         $5,794

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Stockholders of Sanmina Corporation:

     We have audited, in accordance with generally accepted auditing standards, the financial statements included in this Form 10-K/A, and have issued our report thereon dated April 30, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule at Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

San Jose, California
April 30, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
11.1      Statement of Computation of Earnings Per Share
21        Subsidiaries of the Registrant
23        Consent of Arthur Andersen LLP
27.1      Financial Data Schedule for the Fiscal Year ended September
          30, 1998.
27.2      Financial Data Schedule for the Fiscal Year ended September
          30, 1997.
27.3      Financial Data Schedule for the Fiscal Year ended September
          30, 1996.