Form 10-Q/A
period 1999-01-02
SANMINA CORP/DE
filed 1999-05-03
CIK 897723

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

                               EXPLANATORY NOTE:

     This Form 10-Q/A is being filed to include restated financial statements and information to reflect Sanmina Corporation's mergers with Altron, Incorporated in November 1998 and Manu-Tronics, Inc. in March 1999. Both mergers were accounted for using the pooling of interests method.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SANMINA CORPORATION

                                     INDEX

                       PART I  FINANCIAL INFORMATION
Item 1.  Interim Financial Statements
         Condensed Consolidated Statements of Operations.............     3
         Condensed Consolidated Balance Sheets.......................     4
         Condensed Consolidated Statements of Cash Flows.............     5
         Notes to Interim Condensed Consolidated Financial
         Statements..................................................   6-8
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................  9-13

                        PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    14
Item 6.  Exhibits and Reports on Form 8-K............................    14
         Signature...................................................    15

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      IN THOUSANDS, EXCEPT PER SHARE DATA
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                              --------------------------
                                                              JANUARY 2,    DECEMBER 27,
                                                                 1999           1997
                                                              ----------    ------------
Net sales...................................................   $275,533       $220,671
Cost of sales...............................................    223,249        174,641
                                                               --------       --------
  Gross profit..............................................     52,284         46,030
                                                               --------       --------
Operating expenses
  Selling, general and administrative.......................     20,079         15,558
  Amortization of goodwill..................................        751            636
  Provision for plant closing and relocation costs..........     16,875             --
  Write down of long-lived assets...........................     11,400             --
  Merger costs..............................................      5,479          3,945
                                                               --------       --------
          Total operating expenses..........................     54,584         20,139
                                                               --------       --------
Operating income (loss).....................................     (2,300)        25,891
Other income (expense), net.................................      1,738           (244)
                                                               --------       --------
Income (loss) before provision for income taxes.............       (562)        25,647
Provision for income taxes..................................         --          9,381
                                                               --------       --------
Net income (loss)...........................................   $   (562)      $ 16,266
                                                               ========       ========
Earnings (loss) per share:
  Basic.....................................................   $  (0.01)      $   0.33
  Diluted...................................................   $  (0.01)      $   0.29
Shares used in computing per share amounts:
  Basic.....................................................     57,380         49,138
  Diluted...................................................     57,380         58,437

                            See accompanying notes.

                              SANMINA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS

                                     ASSETS

                                                              JANUARY 2,     SEPTEMBER 30,
                                                                 1999            1998
                                                              -----------    -------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $ 61,304        $ 87,978
  Short-term investments....................................     68,464          93,526
  Accounts receivable, net..................................    159,681         133,010
  Inventories...............................................    109,059         102,940
  Deferred income taxes.....................................     19,662          19,389
  Prepaid expenses and other................................     13,305           8,220
                                                               --------        --------
          Total current assets..............................    431,475         445,063
                                                               --------        --------
Property, plant and equipment, net..........................    180,049         191,762
Long-term investments.......................................     52,850              --
Deposits and other..........................................     13,466          21,542
                                                               --------        --------
                                                               $677,840        $658,367
                                                               ========        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $ 95,297        $ 89,030
  Accrued liabilities.......................................     57,077          44,179
  Income taxes payable......................................      4,949          11,517
                                                               --------        --------
          Total current liabilities.........................    157,323         144,726
                                                               --------        --------
Long-term liabilities:
  Convertible subordinated notes............................      5,657           5,767
  Other liabilities.........................................     27,647          25,889
                                                               --------        --------
          Total long-term liabilities.......................     33,304          31,656
                                                               --------        --------
Stockholders' equity:
  Common stock..............................................        576             564
  Additional paid-in capital................................    243,663         238,656
  Accumulated other comprehensive income....................        325             386
  Retained earnings.........................................    242,649         242,379
                                                               --------        --------
          Total stockholders' equity........................    487,213         481,985
                                                               --------        --------
                                                               $677,840        $658,367
                                                               ========        ========

                            See accompanying notes.

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                              --------------------------
                                                              JANUARY 2,    DECEMBER 27,
                                                                 1999           1997
                                                              ----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................   $   (562)      $ 16,266
  Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
     Adjustment to conform year end of pooled entities......         --         (1,332)
     Depreciation, amortization and other...................     11,638          7,758
     Relocation, one-time charges, and merger costs.........     23,686          3,945
     Write down of long-lived assets........................     11,400             --
     Changes in operating assets and liabilities, net of
      acquisitions:
       Accounts receivable..................................    (27,013)         2,194
       Inventories..........................................       (838)        (6,514)
       Prepaid expenses, deposits and other.................      1,793          1,054
       Accounts payable and accrued liabilities.............      2,701          3,770
       Income tax accounts..................................     (5,891)         7,892
                                                               --------       --------
          Cash provided by operating activities.............     16,914         35,033
                                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................    (16,644)       (21,379)
  Proceeds from maturity of short-term investments..........     41,919         20,717
  Purchases of long-term investments........................    (52,850)            --
  Purchases of property and equipment, net of
     acquisitions...........................................    (11,331)       (13,679)
  Cash paid for businesses acquired, net....................    (10,051)            --
                                                               --------       --------
          Cash used for investing activities................    (48,957)       (14,341)
                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on line of credit................................         --         (5,129)
  Payments of long-term liabilities.........................     (2,263)        (9,147)
  Proceeds from sale of common stock, net of taxes..........      4,140         (1,061)
                                                               --------       --------
       Cash provided by (used for) financing activities.....      1,877        (15,337)
                                                               --------       --------
Increase (decrease) in cash and cash equivalents............    (30,166)         5,355
Cash and cash equivalents at beginning of period............     91,470         54,278
                                                               --------       --------
Cash and cash equivalents at end of period..................   $ 61,304       $ 59,633
                                                               ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
  Interest..................................................   $    286       $    560
  Income Taxes..............................................   $  5,113       $  1,544

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

     The results of operations for the three months ended January 2, 1999 are not necessarily indicative of the results that may be expected for the year ending October 2, 1999. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1998 included in the Company's annual report on Form 10-K/A.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 -- ACQUISITIONS

     In November 1998, the Company merged with Altron, Incorporated ("Altron"). Under the terms of the merger agreement, each share of Altron Common Stock was converted into 0.4545 shares of Sanmina Common Stock. Approximately 7.2 million shares of common stock were issued to acquire Altron. In March 1999, Sanmina merged with Manu-Tronics. Both of these transactions were accounted for as poolings of interests. As a result of these pooling transactions, Sanmina has restated its historical results of operations to combine the results of operations of Altron and Manu-Tronics. The financial information presented gives effect to such restatement. A reconciliation of the financial statements for the three months ended December 27, 1997, to previously reported information is as follows (in thousands):

Revenue:
  Sanmina.................................................  $159,107
  Altron..................................................    47,159
  Manu-Tronics............................................    14,405
                                                            --------
          Combined........................................  $220,671
                                                            ========
Net Income:
  Sanmina.................................................  $ 12,508
  Altron..................................................     3,167
  Manu-Tronics............................................       591
                                                            --------
  Combined                                                  $ 16,266
                                                            ========

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

                              SANMINA CORPORATION

                                  (UNAUDITED)

     During the quarter ending January 2, 1999, the Company also completed three other smaller acquisitions. These transactions involved the purchase of either stock or assets in exchange for cash and were accounted for as purchase transactions. Pro forma statements of operations reflecting these acquisitions are not shown as they would not differ materially from reported results.

NOTE 3 -- PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

NOTE 4 -- INVENTORIES

     Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

                                                        JANUARY 2,   SEPTEMBER 30,
                                                           1999          1998
                                                        ----------   -------------
                                                              (IN THOUSANDS)
Raw materials.........................................   $ 63,845      $ 57,641
Work-in-process.......................................     32,223        30,222
Finished goods........................................     12,991        15,077
                                                         --------      --------
                                                         $109,059      $102,940
                                                         ========      ========

NOTE 5 -- EARNINGS PER SHARE ("EPS")

     Basic EPS was computed by dividing net income by the weighted average number of shares of common stock outstanding during the first three months of fiscal 1999 and 1998. Diluted EPS for the first three months of fiscal 1998 includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock. A similar computation was not made for the first quarter of fiscal 1999 because the result would be anti-dilutive. A reconciliation of the net income and weighted average number of shares used for the diluted earnings per share computations for the first three months of fiscal 1998 is as follows:

                                                                 (IN
                                                              THOUSANDS,
                                                                EXCEPT
                                                              PER SHARE
                                                               AMOUNTS)
                                                              ----------
Net income..................................................   $16,266
Add back after-tax interest expense for convertible
  subordinated debt.........................................       807
                                                               -------
Income for calculating earnings per share...................   $17,073
                                                               =======
Weighted average number of shares outstanding during the
  period....................................................    49,138
Applicable number of shares for stock options outstanding
  for the period............................................     3,180
Weighted average number of shares if convertible
  subordinated debt were converted..........................     6,119
                                                               -------
  Weighted average number of shares.........................    58,437
                                                               =======
Diluted earnings per share..................................   $  0.29
                                                               =======

                              SANMINA CORPORATION

                                  (UNAUDITED)

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

NOTE 7 -- WRITE DOWN OF LONG-LIVED ASSETS

     The Company continually evaluates whether long-lived assets have been impaired in value. This process includes evaluating whether projected results of operations of acquired businesses would support the carrying value of related assets including the future amortization of the remaining unamortized balance of goodwill. In the first quarter of fiscal 1999, such evaluation with respect to the acquisition of Pragmatech, Incorporated ("Pragmatech"), indicated the fair value of assets related to Pragmatech were less than the carrying value of the Pragmatech assets. Accordingly, in the first quarter of fiscal 1999, the Company has written down the remaining $11.4 million of unamortized goodwill related to the Pragmatech acquisition. The fair value of Pragmatech was based on the estimated future cash flows to be generated from the assets based on reasonable and supportable assumptions. Financial projections prepared at the time of the acquisition of Pragmatech reflected the Company's belief that the Company would continue to provide electronics manufacturing services to existing Pragmatech customers and would grow the Pragmatech business at Pragmatech's existing facilities. However, the existing Pragmatech customer relationships could not be restructured to conform to the Company's pricing and revenue models, and as a result, the relationships with the former Pragmatech customers have terminated. In addition, the Company has closed several of the former Pragmatech facilities. As a result of these operational factors, the Company's analysis of projected revenues, results of operations, and cash flows attributable to the few remaining Pragmatech customers did not support the carrying value of Pragmatech assets, including the unamortized goodwill.

NOTE 8 -- COMPREHENSIVE INCOME

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

                                                            THREE MONTHS ENDED
                                                         -------------------------
                                                         JANUARY 2,   DECEMBER 27,
                                                            1999          1997
                                                         ----------   ------------
Net income (Loss)......................................    $(562)       $16,266
Other comprehensive income (loss):
  Unrealized holding gain (losses) on
     available-for-sale securities.....................      (75)           (40)
     Foreign currency translation......................       14            (74)
                                                           -----        -------
Comprehensive income (loss)............................    $(623)       $16,152
                                                           =====        =======

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

     Sanmina's assembly plants are located in Northern California, Richardson and Plano, Texas, Manchester, New Hampshire, Durham, North Carolina, Guntersville, Alabama, and Dublin, Ireland. Sanmina's printed circuit board fabrication facilities are located in Northern California, Southern California, and Nashua, New Hampshire. SCS's manufacturing facility is located in Carrollton, Texas. As a result of Sanmina's merger with Altron Inc. ("Altron"), Sanmina has added new fabrication and assembly plants in the Boston Massachusetts area, Northern California, and Richardson, Texas. In addition, as a result of Sanmina's recent acquisition of Telo Electronics Incorporated and Manu-Tronics, inc. ("Manu-Tronics"), Sanmina has added new assembly plants in San Jose and in Kenosha, Wisconsin.

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

     Sanmina is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for Year 2000 compliance. However, the response of those third parties is beyond Sanmina's control. To the extent that Sanmina does not receive adequate responses by May 30, 1999 it is prepared to develop contingency plans, with completion of these plans scheduled for no later than June 30, 1999. At this time, Sanmina cannot estimate the additional cost, if any, that might develop from such contingency plans. Breakdowns in Sanmina's computer systems and applications, such as its manufacturing application software, its bar-coding systems, and the computer chips embedded in its plant equipment, as well as other Year 2000-related problems such as disruptions in the delivery of materials, power, heat or water to Sanmina's facilities, could prevent Sanmina from being able to manufacture and ship its products. Sanmina plans to replace or upgrade or otherwise work around any of its date driven systems that are not Year 2000 compliant. Sanmina's Year 2000 Project Team will have compliance solutions or work arounds planned by January 31, 1999, and intends to complete compliance testing by June 30, 1999. If Sanmina fails to correct a material Year 2000 problem, its normal business activities and operations could be interrupted. Such interruptions could materially and adversely affect Sanmina's results of operations, liquidity and financial condition. To date, Year 2000 costs are not considered by Sanmina to be material to its financial condition. Sanmina currently estimates that, in order to complete Year 2000 compliance, Sanmina will be required to incur expenditures of approximately $1.7 million. Through January 2, 1999, approximately $600,000 of this amount has been expended.

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

RESULTS OF OPERATIONS

     In November 1998, the Company completed its merger with Altron in a transaction that was accounted for as a pooling of interests. In March 1999, Sanmina completed its merger with Manu-Tronics in a transaction that was accounted for as a pooling of interests. Accordingly, results for the first quarter of fiscal 1998 have been restated to combine the results of operations of both Sanmina, Altron and Manu-Tronics.

     The following table sets forth, for the three months ended January 2, 1999 and December 27, 1997, certain items as a percentage of net sales. The table and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

                                                            THREE MONTHS ENDED
                                                            ------------------
                                                            1/2/99    12/27/97
                                                            ------    --------
Net sales.................................................  100.0%     100.0%
Cost of sales.............................................   81.0       79.1
  Gross Profit............................................   19.0       20.9
Selling, general and administrative.......................    7.3        7.1
Amortization of goodwill..................................    0.3         .3
Provision for plant closing and relocation................    6.1        0.0
Write down of long lived assets...........................    4.1        0.0
Merger costs..............................................    2.0        1.8
  Operating income (loss).................................   (0.8)      11.7
Other income (expense), net...............................    0.6       (0.1)
  Income (loss)before income taxes........................   (0.2)      11.6
Provision for income taxes................................    0.0        4.2
Net income (loss).........................................   (0.2)%      7.4%

     Sales for the first quarter of fiscal 1999 ended January 2, 1999 increased by 25% to $275.5 million from $220.7 million in the corresponding quarter of the prior year. The increase in net sales was due primarily to increased shipments of EMS assemblies to both existing and new customers. The Company experienced growth across the customer base and its four key target markets of telecommunications, networking (data communications), industrial and medical instrumentation and high speed computer systems. The overall increase in net sales reflects the continuing trend toward outsourcing within the electronics industry. For the first quarter of fiscal 1999, approximately 87% of the Company's net sales represented value-added EMS assembly shipments with the remaining portion consisting of printed circuit board fabrication shipments. For fiscal 1998, EMS assembly revenues comprised 84% of Sanmina's revenues. The increase in the percentage of revenues represented by EMS assembly revenues was mainly due to the increased shipments of EMS assemblies to both existing and new customers.

     Gross margin decreased from 20.9% in the first quarter of fiscal 1998 to 19.0% in the first quarter of the current year. The decrease in gross margins for the first quarter of fiscal 1999 was primarily attributable to charges recorded in the first quarter of fiscal 1999 related to the write down of obsolete inventory and assets from acquired companies. Excluding these charges of $7.5 million, gross margins would have increased from 20.9% in the first quarter of fiscal 1998 to 21.7% in the first quarter of the current year. The increase is a result of normal changes in the mix of products shipped to certain customers and normal changes in customer mix. Due to increased competition, product and customer mix, the Company may experience decreases in gross margins.

     In absolute dollars, operating expenses increased from $20.1 million in the first quarter of fiscal 1998 to $54.6 million in the first quarter of fiscal 1999. As a percentage of sales, operating expenses increased from 9.2% in the first quarter of 1998 to 19.8% in the first quarter of the current year. The increase in operating expenses for the first quarter of fiscal 1999 was mainly attributable to certain charges recorded in the first quarter of fiscal 1999. These charges of $36.1 million related to plant closing and relocation costs, write down of long lived assets, merger and other costs. The first quarter of fiscal 1998 included a charge of $3.9 million for merger related costs associated with the acquisition of Elexsys International, Inc. Operating margins decreased from 11.7% in the first quarter of 1998 to (.8%) in the first quarter of the current year. The decrease in operating margins is due to the charges, discussed above, recorded in the first quarter of fiscal 1999. Excluding these charges, operating margins would have increased from 13.5% in the first quarter of fiscal 1998 to 15.0% in the first quarter of the current year. The increase was primarily attributable to the Company's ability to grow revenues at a faster rate than operating expenses.

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

     For the first quarter of fiscal 1999, the Company reported net other income of $1.7 million compared to net other expense of $244,000 for the corresponding quarter of last year. In the first quarter of fiscal 1998, the Company repaid approximately $12.8 million of outstanding Elexsys debt. In addition, in August 1998, $86.3 million of outstanding convertible subordinated notes, issued by the Company in August 1995, were converted into Common Stock as a result of a redemption call for such notes issued by the Company. The decrease in outstanding debt resulted in the reduction in interest expense for the first three months of fiscal 1999.

     As there was a net loss for the three months ended January 2, 1999, the Company did not record an income tax provision. The Company's provision for income taxes for the three month period ended December 27, 1997 was based upon the Company's estimate of the effective tax rate for fiscal 1998 of 36.5%.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, and short-term investments as of January 2, 1999 were $129.8 million as compared to $181.5 million at September 30, 1998. The decrease was mainly attributable to a $52.9 million long-term cash deposit made in connection with the Company's operating lease for its new campus facility. For the three months ending January 2, 1999, cash generated from operations was $16.9 million compared to $36.4 million for the same period of fiscal 1998. The decrease between years primarily relates to certain charges, approximately $43.6 million, recorded in the first quarter of fiscal 1999. Working capital decreased to $274.2 million as of January 2, 1999 compared to $300.3 million at September 30, 1998. This was mainly due to the use of cash for the long-term deposit.

     Net cash used for investing activities for the first three months of fiscal 1999 primarily related to the purchase of short-term and long-term investments and equipment for which the Company paid a total of approximately $38.9 million in cash. Additionally, in the first quarter of fiscal 1999, the Company paid approximately $10.1 million in cash for acquisitions.

     Net cash provided by financing activities for the first three months of fiscal year 1999 related to the proceeds from sale of common stock. The proceeds were offset by $2.3 million paid for other long-term liabilities.

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

                              SANMINA CORPORATION

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not currently a party to any material pending legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     27.1     Financial Data Schedule for three month period ended January
              2, 1999
     27.2     Financial Data Schedule for three month period ended
              December 27, 1997

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

                                          Date: May 3, 1999

                                          By: /s/ Randy W. Furr

                                            ------------------------------------
                                            Randy W. Furr
                                            President and Chief Operating
                                              Officer

                                          By: /s/ Bernard J. Whitney

                                            ------------------------------------
                                            Bernard J. Whitney
                                            Executive Vice President and
                                            Chief Financial Officer

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      27.1    Financial Data Schedule for the three month period ended
              January 2, 1999.
      27.2    Financial Data Schedule for the three month period ended
              December 27, 1997.