Form 10-Q
period 1999-04-03
SANMINA CORP/DE
filed 1999-05-17
CIK 897723

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of April 26, 1999, there were 57,119,366 shares outstanding of the issuer's common stock, $0.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SANMINA CORPORATION

                                     INDEX

                                                                        PAGE
                                                                       -------
                    PART I. FINANCIAL INFORMATION
Item 1.  Interim Financial Statements Condensed Consolidated
         Statements of Operations....................................        3
         Condensed Consolidated Balance Sheets.......................        4
         Condensed Consolidated Statements of Cash Flows.............        5
         Notes to Interim Condensed Consolidated Financial
         Statements..................................................    6 - 9
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................  10 - 14

                     PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................       15
Item 4.  Submission of Matters to a Vote of Security Holders.........       15
Item 6.  Exhibits and Reports on Form 8-K............................       15
         Signature...................................................       16

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      IN THOUSANDS, EXCEPT PER SHARE DATA

                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  ---------------------    ---------------------
                                                  APRIL 3,    MARCH 28,    APRIL 3,    MARCH 28,
                                                    1999        1998         1999        1998
                                                  --------    ---------    --------    ---------
                                                                   (UNAUDITED)
Net sales.......................................  $281,140    $240,886     $556,673    $461,557
Cost of sales...................................   219,525     189,708      442,774     364,349
                                                  --------    --------     --------    --------
  Gross profit..................................    61,615      51,178      113,899      97,208
                                                  --------    --------     --------    --------
Operating expenses
  Selling, general and administrative...........    17,308      16,228       37,387      31,786
  Amortization of goodwill......................       804         703        1,555       1,339
  Provision for plant closing and relocation
     costs......................................        --          --       16,875          --
  Write down of long-lived assets...............        --          --       11,400          --
  Merger costs..................................        --          --        5,479       3,945
                                                  --------    --------     --------    --------
          Total operating expenses..............    18,112      16,931       72,696      37,070
                                                  --------    --------     --------    --------
Income from operations..........................    43,503      34,247       41,203      60,138
Other income, net...............................     1,809         315        3,547          71
                                                  --------    --------     --------    --------
          Income before provision for income
            taxes...............................    45,312      34,562       44,750      60,209
Provision for income taxes......................    16,540      11,998       16,540      21,379
                                                  --------    --------     --------    --------
Net income......................................  $ 28,772    $ 22,564     $ 28,210    $ 38,830
                                                  ========    ========     ========    ========
Earnings per share:
  Basic.........................................  $   0.50    $   0.46     $   0.49    $   0.79
  Diluted.......................................  $   0.47    $   0.40     $   0.46    $   0.69
Shares used in computing per share amounts:
  Basic.........................................    57,762      49,411       57,568      49,277
  Diluted.......................................    61,754      58,327       61,254      58,381

                            See accompanying notes.

                              SANMINA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS

                                     ASSETS

                                                               APRIL 3,      SEPTEMBER 30,
                                                                 1999            1998
                                                              -----------    -------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $ 71,590        $ 87,978
  Short-term investments....................................     58,441          93,526
  Accounts receivable, net..................................    160,665         133,010
  Inventories...............................................    126,037         102,940
  Deferred income taxes.....................................     21,348          19,389
  Prepaid expenses and other................................     11,607           8,220
                                                               --------        --------
          Total current assets..............................    449,688         445,063
Property, plant and equipment, net..........................    187,947         191,762
Long-term investments.......................................     52,850              --
Deposits and other..........................................     21,810          21,542
                                                               --------        --------
                                                               $712,295        $658,367
                                                               ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $108,460        $ 89,030
  Accrued liabilities.......................................     45,471          44,179
  Income taxes payable......................................     12,449          11,517
                                                               --------        --------
          Total current liabilities.........................    166,380         144,726
                                                               --------        --------
Long-term liabilities:
  Convertible subordinated notes............................      5,647           5,767
  Other liabilities.........................................     15,082          25,889
                                                               --------        --------
          Total long-term liabilities.......................     20,729          31,656
                                                               --------        --------
Stockholders' equity:
  Common stock..............................................        581             564
  Additional paid-in capital................................    255,365         238,656
  Accumulated other.........................................       (645)            386
  comprehensive income Retained earnings....................    269,885         242,379
                                                               --------        --------
          Total stockholders' equity........................    525,186         481,985
                                                               --------        --------
                                                               $712,295        $658,367
                                                               ========        ========

                            See accompanying notes.

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS

                                                                SIX MONTHS ENDED
                                                              ---------------------
                                                              APRIL 3,    MARCH 28,
                                                                1999        1998
                                                              --------    ---------
                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 28,210    $ 38,830
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Adjustment to conform year end of pooled entities......        --      (1,332)
     Depreciation, amortization and other...................    23,135      16,301
     Relocation, other charges, and merger costs............    23,686       3,945
     Write down of long-lived assets........................    11,400          --
     Changes in operating assets and liabilities, net of
      acquisitions:
       Accounts receivable..................................   (27,997)    (10,156)
       Inventories..........................................   (17,816)    (22,309)
       Prepaid expenses, deposits and other.................     4,934        (169)
       Accounts payable and accrued liabilities.............     8,889      12,627
       Income tax accounts..................................   (11,067)      6,951
                                                              --------    --------
          Cash provided by operating activities.............    43,374      40,743
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................   (31,072)    (62,291)
  Proceeds from maturity of short-term investments..........    66,370      60,780
  Purchases of long-term investments........................   (52,850)         --
  Purchases of property and equipment, net of
     acquisitions...........................................   (28,517)    (26,251)
  Cash paid for businesses acquired, net....................   (16,851)     (5,666)
                                                              --------    --------
          Cash used for investing activities................   (62,920)    (33,428)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on line of credit................................        --      (7,498)
  Payments of long-term liabilities.........................   (10,363)    (11,808)
  Proceeds from sale of common stock, net of taxes..........    10,029       1,530
                                                              --------    --------
          Cash used for financing activities................      (334)    (17,776)
                                                              --------    --------
Decrease in cash and cash equivalents.......................   (19,880)    (10,461)
Cash and cash equivalents at beginning of period............    91,470      54,278
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 71,590    $ 43,817
                                                              ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
  Interest..................................................  $    645    $  3,696
  Income Taxes..............................................  $ 23,517    $ 13,896

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

     The results of operations for the three or six months ended April 3, 1999 are not necessarily indicative of the results that may be expected for the year ending October 2, 1999. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1998, included in the Company's annual report on Form 10-K/A.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 -- ACQUISITIONS

     In November 1998, the Company merged with Altron, Incorporated ("Altron"). Under the terms of the merger agreement, each share of Altron Common Stock was converted into 0.4545 shares of Sanmina Common Stock. Approximately 7.2 million shares of common stock were issued to acquire Altron. In March 1999, Sanmina merged with Manu-Tronics, Inc ("Manu-Tronics"). Under the terms of the merger agreement, the Company issued common stock for 100% of the outstanding common stock of Manu-Tronics. Both of these transactions were accounted for as poolings of interests. As a result of these pooling transactions, Sanmina has restated its historical results of operations to combine the results of operations of Altron and Manu-Tronics. The financial information presented gives effect to such restatement. A reconciliation of the financial statements for the six months ended April 3, 1999, to previously reported information is as follows (in thousands):

Revenue:
  Sanmina.................................................  $331,253
  Altron..................................................    97,727
  Manu-Tronics............................................    32,577
                                                            --------
          Combined........................................  $461,557
                                                            ========
Net Income:
  Sanmina.................................................  $ 29,381
  Altron..................................................     6,739
  Manu-Tronics............................................     2,710
                                                            --------
          Combined........................................  $ 38,830
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

                              SANMINA CORPORATION

                                  (UNAUDITED)

     During the six month period ended April 3, 1999, the Company also completed several other smaller acquisitions. These transactions involved the purchase of either stock or assets in exchange for cash and were accounted for as purchase transactions. Pro forma statements of operations reflecting these acquisitions are not shown as they would not differ materially from reported results.

NOTE 3 -- PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

NOTE 4 -- INVENTORIES

     Inventories, stated at the lower of cost (first-in, first-out method) or market, consist of:

                                                      APRIL 3,    SEPTEMBER 30,
                                                        1999          1998
                                                      --------    -------------
                                                           (IN THOUSANDS)
Raw materials.......................................  $ 66,750      $ 57,641
Work-in-process.....................................    42,009        30,222
Finished goods......................................    17,278        15,077
                                                      --------      --------
                                                      $126,037      $102,940
                                                      ========      ========

NOTE 5 -- EARNINGS PER SHARE

     Basic EPS was computed by dividing net income by the weighted average number of shares of common stock outstanding during the second quarters and the first six months of fiscal 1999 and 1998. Diluted EPS for the second quarters and first six months of fiscal 1999 and 1998 includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock, if dilutive. A reconciliation of the net income and weighted average number of shares used for the diluted earnings per share computations for the first six months of fiscal 1999 and 1998 is as follows:

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                              ------------------    ------------------
                                              4/3/99     3/28/98    4/3/99     3/28/98
                                              -------    -------    -------    -------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income..................................  $28,772    $22,564    $28,210    $38,830
Add back after-tax interest expense for
  convertible subordinated debt.............        0        807          0      1,614
                                              -------    -------    -------    -------
Income for calculating earnings per share...  $28,772    $23,371    $28,210    $40,444
                                              =======    =======    =======    =======
Weighted average number of shares
  outstanding during the period.............   57,762     49,411     57,568     49,277
Applicable number of shares for stock
  options outstanding for the period........    3,992      2,797      3,686      2,985
Weighted average number of shares if
  convertible subordinated debt were
  converted.................................        0      6,119          0      6,119
                                              -------    -------    -------    -------
  Weighted average number of shares.........   61,754     58,327     61,254     58,381
                                              =======    =======    =======    =======
Diluted earnings per share..................  $  0.47    $  0.40    $  0.46    $  0.69

NOTE 6 -- COMMITMENTS

     In November 1998, the Company entered into an operating lease agreement for a new corporate headquarters and new facilities for its principal Northern California assembly facilities. This campus facility,

                              SANMINA CORPORATION

                                  (UNAUDITED)

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

NOTE 8 -- COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") in fiscal 1999. SFAS 130 requires companies to report a "comprehensive income" that includes unrealized gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders' equity. A summary of comprehensive income for the first six months of fiscal 1999 and 1998 is as follows (in thousands):

                                                            SIX MONTHS ENDED
                                                          ---------------------
                                                          APRIL 3,    MARCH 28,
                                                            1999        1998
                                                          --------    ---------
Net income..............................................  $28,210      $38,830
Other comprehensive income:
  Unrealized holding gain (losses) on available-for-sale
     securities,........................................       66           (9)
  Foreign currency translation..........................     (711)         (72)
                                                          -------      -------
Comprehensive income....................................  $27,565      $38,749
                                                          =======      =======

                              SANMINA CORPORATION

                                  (UNAUDITED)

NOTE 9 -- SUBSEQUENT EVENT

     On April 29, 1999, the company announced that it has entered into an agreement to offer qualified institutional investors $300 million (this was increased by an additional $50 million pursuant to an over-allotment option exercised on May 6, 1999) 4.25% Convertible Subordinated notes due 2004 ("New Notes"). The New Notes will be convertible at the option of the holder, at any time on or before May 1, 2004. The New Notes will be convertible into shares of common stock at $88.67. At any time on or after May 6, 2002, the New Notes will be redeemable at the Company's option. Interest will be payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1999. The New Notes are subordinated to existing and future indebtedness, as defined.

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

     Sanmina's assembly plants are located in Northern California, Richardson and Plano, Texas, Manchester, New Hampshire, Durham, North Carolina, Guntersville, Alabama, and Dublin, Ireland. Sanmina's printed circuit board fabrication facilities are located in Northern California, Southern California, and Nashua, New Hampshire. SCS's manufacturing facility is located in Carrollton, Texas. As a result of Sanmina's merger with Altron Inc. ("Altron"), Sanmina has added new fabrication and assembly plants in the Boston Massachusetts area, Northern California, and Richardson, Texas. In addition, as a result of Sanmina's recent mergers with Telo Electronics Incorporated and Manu-Tronics, Inc. ("Manu-Tronics"), Sanmina has added new assembly plants in San Jose and in Kenosha, Wisconsin.

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

     Sanmina's customers are manufacturers in the communications (voice and data), industrial and medical instrumentation and high-speed computer systems segments of the electronics industry. These industry segments, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products being manufactured by the Company could adversely affect the Company's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A general recession in the electronics industry could have a material adverse effect on Sanmina's business, financial condition and results of operations. In addition, the Company has no firm long-term volume commitments from its customers and over the last few years has experienced reduced lead-time in customer orders. In addition, customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced orders with new business cannot be assured. There can be no assurance that any of the Company's current customers will continue to use the Company's manufacturing services. The loss of one or more of the Company's principal customers, or reductions in sales to any of such customers, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Sanmina is subject to risks related to Year 2000 problems. Many currently installed computer systems and software products are unable to distinguish years beginning with "19" from those beginning with "20." As a result, computer systems and/ or software products used by many companies may need to be upgraded to comply with such Year 2000 requirements. Sanmina is currently expending resources to review its products and services, as well as its internal use software in order to identify and modify those products, services and systems that are not Year 2000 compliant. Additionally, Sanmina is in the process of evaluating the need for contingency plans with respect to Year 2000 requirements. The necessity of any contingency plan must be evaluated on a case-by-case basis and will vary considerably in nature depending on the Year 2000 issue it may need to address. There can be no assurance however, that Sanmina will be able to solve all potential Year 2000 issues. Sanmina's reliance on its key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that another company's failure to address Year 2000 issues could not have an adverse effect on Sanmina. Sanmina has initiated formal communications with each of its significant suppliers and customers to determine the extent to which Sanmina is vulnerable to those third parties' failure to remediate their own Year 2000 issues. In particular, in the event a product manufactured by Sanmina contained Year 2000 problems attributable to a design or product development flaw, it is likely that sales of such product would be adversely affected, which would adversely affect Sanmina's manufacturing services revenues attributable to such product. Such a situation could have a material adverse effect on Sanmina's business, financial condition and results of operations.

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

     This report contains forward-looking statements within the meaning of
Section 72A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's future results from operations could vary significantly from these contemplated by such forward-looking statements as a result of the factors described herein. The financial and other information contained herein should be read in conjunction with the Company's annual report on Form 10-K/A for the fiscal year ended September 30, 1998.

RESULTS OF OPERATIONS

     In November 1998, the Company acquired Altron in a merger transaction that was accounted for as a pooling of interests. In March 1999, Sanmina acquired Manu-Tronics in a merger transaction that was also accounted for as a pooling of interests. Accordingly, results for the second quarter and first six months of fiscal 1998 have been restated to combine the results of operations of Sanmina, Altron and Manu-Tronics.

     The following table sets forth, for the three and six months ended April 3, 1999 and March 28, 1998, certain items as a percentage of net sales. The table and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                    ------------------------------    ------------------------------
                                    APRIL 3, 1999   MARCH 28, 1998    APRIL 3, 1999   MARCH 28, 1998
                                    -------------   --------------    -------------   --------------
Net sales.........................       100%             100%             100%             100%
Cost of sales.....................      78.1             78.8             79.5             78.9
  Gross Profit....................      21.9             21.2             20.5             21.1
Selling, general and
  administrative..................       6.1              6.7              6.7              6.9
Amortization of goodwill..........        .3               .3               .3               .3
Provision for plant closing and
  relocation......................        --               --              3.0               --
Write down of long-lived assets...        --               --              2.1               --
Merger costs......................        --               --              1.0               .9
  Operating income................      15.5             14.2              7.4             13.0
Other income, net.................        .6               .2               .6               --
  Income before income taxes......      16.1             14.4              8.0             13.0
Provision for income taxes........       5.9              5.0              3.0              4.6
Net income........................      10.2              9.4              5.0              8.4

     Sales for the second quarter of fiscal 1999 ended April 3, 1999 increased by 17% to $281.1 million from $240.9 million in the corresponding quarter of the prior year. Sales for the first six months of fiscal 1999 increased by 21% to $556.7 million from $461.6 million in the first six months of fiscal 1998. The increase in net sales was due primarily to increased shipments of EMS assemblies to both existing and new customers. The Company experienced growth across the customer base and its three key target markets of communications, industrial and medical instrumentation and high-speed computer systems. The overall increase in net sales reflects the continuing trend toward outsourcing within the electronics industry. For the second quarter of fiscal 1999, and the six months ended April 3, 1999, approximately 87% of the Company's net sales represented value-added EMS assembly shipments with the remaining portion consisting of printed circuit board fabrication shipments. For fiscal 1998, EMS assembly revenues comprised 84% of Sanmina's revenues. The increase in the percentage of revenues represented by EMS assembly revenues was mainly due to the increased shipments of EMS assemblies to both existing and new customers.

     Gross margin increased from 21.2% in the second quarter of fiscal 1998 to 21.9% in the second quarter of the current year. The increase in gross margins for the second quarter and the first six months of fiscal 1999 is a result of normal changes in the mix of products shipped to certain customers and normal changes in customer mix. Gross margin decreased from 21.1% for the first six months of fiscal 1998 to 20.5% in the first six months of the current year. The decrease in gross margins for the first six months of fiscal 1999 was primarily attributable to charges recorded in the first quarter of fiscal 1999 related to the write down of obsolete inventory and assets from acquired companies. Due to increased competition, product and customer mix, the Company may experience decreases in gross margins.

     In absolute dollars, operating expenses increased from $16.9 million in the second quarter of fiscal 1998 to $18.1 million in the second quarter of fiscal 1999. As a percentage of sales, operating expenses decreased from 7.0% in the second quarter of 1998 to 6.4% in the second quarter of the current year. For the six months, operating expenses in absolute dollars increased from $37.1 million in fiscal 1998 to $72.7 million in fiscal 1999, and operating expenses as a percentage of sales increased from 8.1% for the first six months of fiscal 1998 to 13.1% for the first six months of fiscal 1999. The increase in operating expenses for the first six months of fiscal 1999 was mainly attributable to certain charges recorded in the first six months of fiscal 1999. These charges of $36.1 million related to plant closing and relocation costs, write down of long lived assets, merger and other costs. The first quarter of fiscal 1998 included a charge of $3.9 million for merger related costs associated with the acquisition of Elexsys International, Inc. Operating margins increased from 14.2% in the second quarter of 1998 to 15.5% in the second quarter of the current year. The quarter-over-quarter increase in operating margin reflects higher sales volume and Sanmina's strategy of focusing on growth in revenues and operating income while maintaining control over expenses.

     The operating margins reflect the Company's strategy of seeking to grow revenues while maintaining operating margins at relatively constant levels. The dollar increase in selling and general and administrative expenses was primarily the result of increased expenditures to support higher sales volume. The Company anticipates that operating expenses will increase in absolute dollars during the next few quarters due to projected additions to the sales force and other administrative expenditures to support higher sales volume. However, operating expenses as a percentage of sales are anticipated to remain relatively constant or decrease depending upon sales volume and the Company's ability to achieve expected operating efficiencies as a result of the integration of the merged Altron and Manu-Tronics operations.

     For the second quarter of fiscal 1999, the Company reported net other income of $1.8 million compared to net other income of $315,000 for the corresponding quarter of last year. In the first quarter of fiscal 1998, the Company repaid approximately $12.8 million of outstanding Elexsys debt. In addition, in August 1998, $86.3 million of outstanding convertible subordinated notes were converted into Common Stock as a result of a redemption call for such notes issued by the Company. The decrease in outstanding debt resulted in the reduction of interest expense for the first six months of fiscal 1999.

     The Company's provision for income taxes for the three month period ended April 3, 1999 is based upon the Company's estimate of the effective tax rate for fiscal 1999 of 36.5%. For the quarter ended March 28, 1998, the Company's effective tax rate was 34.7%. The lower rate in the prior year represents the benefit of foreign operations taxed at a reduced rate.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, and short-term investments as of April 3, 1999 were $130.0 million as compared to $181.5 million at September 30, 1998. The decrease was mainly attributable to a long-term cash deposit made in connection with the Company's operating lease for its new campus facility. For the six months ending April 3, 1999, cash generated from operations was $43.4 million compared to $40.7 million for the same period of fiscal 1998. The increase between years primarily relates to the timing for receivables and payables.

Working capital decreased to $283.3 million as of April 3, 1999 compared to $300.3 million at September 30, 1998. This was mainly due to the use of cash for the long-term deposit.

     In May 1999, Sanmina completed an offering of $350.0 million of convertible subordinated notes. The notes bear interest at 4 1/4% per annum and are convertible into shares of Sanmina Common Stock at a conversion price of $88.668 per share. The notes mature in May 2004.

     Net cash used for investing activities for the first six months of fiscal 1999 primarily related to the net purchases of short-term and long-term investments and equipment for which the Company paid a total of approximately $46.1 million in cash. Additionally, in the second quarter of fiscal 1999, the Company paid approximately $16.9 million in cash for acquisitions.

     Net cash used for financing activities for the first six months of fiscal year 1999 related to the payment of long-term liabilities of $10.4 million. The payments were offset by $10.0 million in proceeds from sale of common stock.

     The Company has entered into an operating lease agreement for new facilities in San Jose, California, where it will establish its corporate headquarters and certain of its assembly operations. In connection with these transactions, the Company pledged $52.9 million of its cash and investments as collateral for certain obligations of the leases.

     The Company anticipates that its working capital requirements will increase in order to support anticipated volumes of business. Additionally, the Company expects to make additional capital expenditures relating to facility and equipment enhancements as well as information systems upgrades in existing facilities. Future liquidity needs will be dependent upon, among other factors, the extent of capital investments made by the Company in plant and equipment, working capital needs of acquired businesses, levels of shipments by the Company and changes in volumes of business and other factors. The Company believes that its existing cash resources, together with cash generated from operations, will be sufficient to meet the Company's liquidity and working capital requirements through at least the next twelve months.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 29, 1999, the Company held its 1999 Annual Meeting of Stockholders. The matters voted upon at the meeting and the vote with respect to each such matter are set forth below:

     1. Election of Jure Sola, John Bolger, Neil Bonke, Bernard Vonderschmitt, Mario Rosati, and Samuel Altschuler as Directors of the Company:

                                                             FOR        WITHHELD
                                                          ----------    --------
Jure Sola...............................................  47,213,184    116,573
John Bolger.............................................  47,211,869    117,888
Neil Bonke..............................................  47,211,904    117,853
Bernard Vonderschmitt...................................  47,204,669    125,088
Mario Rosati............................................  47,208,930    120,827
Samuel Altschuler.......................................  47,204,620    125,137

     2. Approval of an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common
        Stock:

       For:  32,446,399            Against:  14,867,520            Abstain:  15,838

     3. Approval of the adoption of the Company's 1999 Stock Plan:

       For:  23,072,168            Against:  18,816,117            Abstain:  27,270

     4. Approval of an amendment to the Company's 1993 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder:

       For:  41,120,504            Against:     761,877            Abstain  33,174

     5. Ratification of the appointment of Arthur Andersen LLP as the independent public accountants of the Company for the fiscal year ending October 2, 1999:

       For:  47,305,310            Against:      14,672            Abstain:   9,775

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     27.1      Financial Data Schedule for the six month period ended April
               3, 1999.
     27.2      Financial Data Schedule for the six month period ended March
               28, 1998.
     27.3      Financial Data Schedule for the nine month period ended June
               27, 1998.
     27.4      Financial Data Schedule for the twelve month period ended
               September 30, 1998.

(b) REPORTS ON FORM 8-K

          On December 14, 1998, the Company filed a report on Form 8-K relating to the acquisition of Altron.

          On April 29, 1999, the Company filed a report on Form 8-K relating to the acquisition of Manu-Tronics.

          On April 30, 1999, the Company filed a report on Form 8-K relating to an offering of convertible subordinated notes.

                              SANMINA CORPORATION

                                   SIGNATURE

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Sanmina Corporation
                                          (Registrant)

                                          Date: May 14, 1999

                                          By:
                                            ------------------------------------
                                            Randy W. Furr
                                            President and Chief Operating
                                              Officer

                                          By:
                                            ------------------------------------
                                            Bernard J. Whitney
                                            Executive Vice President and
                                            Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 27.1      Financial Data Schedule for three month period ended January
           2, 1999
 27.2      Financial Data Schedule for three month period ended
           December 27, 1997