Form 10-Q
period 1999-07-03
SANMINA CORP/DE
filed 1999-08-17
CIK 897723

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 26, 1999, there were 58,333,144 shares outstanding of the issuer's common stock, $0.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SANMINA CORPORATION

                                     INDEX

                                                                         PAGE
                                                                         -----
                    PART I. FINANCIAL INFORMATION
Item 1.  Interim Financial Statements................................
         Condensed Consolidated Statements of Operations.............        3
         Condensed Consolidated Balance Sheets.......................        4
         Condensed Consolidated Statements of Cash Flows.............        5
         Notes to Interim Condensed Consolidated Financial
         Statements..................................................      6-9
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    10 - 14

                     PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................       15
Item 4.  Submission of Matters to a Vote of Security Holders.........       15
Item 6.  Exhibits and Reports on Form 8-K............................       15
Signature............................................................       16

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      IN THOUSANDS, EXCEPT PER SHARE DATA
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  --------------------    --------------------
                                                  JULY 3,     JUNE 27,    JULY 3,     JUNE 27,
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
Net sales.......................................  $309,496    $267,617    $866,169    $729,174
Cost of sales...................................   243,122     210,676     685,896     575,025
                                                  --------    --------    --------    --------
  Gross profit..................................    66,374      56,941     180,273     154,149
                                                  --------    --------    --------    --------
Operating expenses
  Selling, general and administrative...........    17,924      17,593      55,311      49,379
  Amortization of goodwill......................       855         894       2,410       2,233
  Provision for plant closing and relocation
     costs......................................        --          --      16,875          --
  Write down of long-lived assets...............        --          --      11,400          --
  Merger costs..................................        --          --       5,479       3,945
                                                  --------    --------    --------    --------
          Total operating expenses..............    18,779      18,487      91,475      55,557
                                                  --------    --------    --------    --------
Income from operations..........................    47,595      38,454      88,798      98,592
Other income (expense), net.....................     1,787        (245)      5,334        (174)
                                                  --------    --------    --------    --------
  Income before provision for income taxes......    49,382      38,209      94,132      98,418
Provision for income taxes......................    18,024      13,448      34,564      34,827
                                                  --------    --------    --------    --------
Net income......................................  $ 31,358    $ 24,761    $ 59,568    $ 63,591
                                                  ========    ========    ========    ========
Earnings per share:
  Basic.........................................  $   0.54    $   0.50    $   1.03    $   1.29
  Diluted.......................................  $   0.51    $   0.43    $   0.97    $   1.13
Shares used in computing per share amounts:
  Basic.........................................    58,242      49,828      57,790      49,463
  Diluted.......................................    61,847      58,921      61,450      58,563

                            See accompanying notes.

                              SANMINA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS

                                     ASSETS

                                                                JULY 3,     SEPTEMBER 30,
                                                                 1999           1998
                                                              -----------   -------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  247,684      $ 87,978
  Short-term investments....................................     235,258        93,526
  Accounts receivable, net..................................     165,660       133,010
  Inventories...............................................     142,004       102,940
  Deferred income taxes.....................................      21,348        19,389
  Prepaid expenses and other................................      14,119         8,220
                                                              ----------      --------
          Total current assets..............................     826,073       445,063
Property, plant and equipment, net..........................     194,878       191,762
Long-term investments.......................................      52,850            --
Deposits and other..........................................      27,379        21,542
                                                              ----------      --------
                                                              $1,101,180      $658,367
                                                              ==========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   94,578      $ 89,030
  Accrued liabilities.......................................      48,739        44,179
  Income taxes payable......................................      23,257        11,517
                                                              ----------      --------
          Total current liabilities.........................     166,574       144,726
                                                              ----------      --------
Long-term liabilities:
  Convertible subordinated notes............................     355,602         5,767
  Other liabilities.........................................      12,523        25,889
                                                              ----------      --------
          Total long-term liabilities.......................     368,125        31,656
                                                              ----------      --------
Stockholders' equity:
  Common stock..............................................         586           564
  Additional paid-in capital................................     266,202       238,656
  Accumulated other comprehensive income (expense)..........      (1,549)          386
  Retained earnings.........................................     301,242       242,379
                                                              ----------      --------
          Total stockholders' equity........................     566,481       481,985
                                                              ----------      --------
                                                              $1,101,180      $658,367
                                                              ==========      ========

                            See accompanying notes.

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                              --------------------
                                                               JULY 3,    JUNE 27,
                                                                1999        1998
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  59,568   $ 63,591
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Adjustment to conform year end of pooled entities......         --     (1,332)
     Depreciation, amortization and other...................     34,878     26,425
     Relocation, other charges and merger costs.............     23,686      3,945
     Write down of long-lived assets........................     11,400         --
     Changes in operating assets and liabilities, net of
      acquisitions:
       Accounts receivable..................................    (32,991)   (14,317)
       Inventories..........................................    (33,783)   (14,692)
       Prepaid expenses, deposits and other.................      1,275        994
       Accounts payable and accrued liabilities.............      7,238      3,761
       Income tax accounts..................................       (259)     4,364
                                                              ---------   --------
          Cash provided by operating activities.............     71,012     72,739
                                                              ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................   (263,164)   (86,184)
  Proceeds from maturity of short-term investments..........    121,645     60,736
  Purchases of long-term investments........................    (52,850)        --
  Purchases of property and equipment, net of
     acquisitions...........................................    (46,509)   (42,369)
  Cash paid for businesses acquired, net....................    (22,861)    (5,666)
                                                              ---------   --------
          Cash used for investing activities................   (263,739)   (73,483)
                                                              ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on line of credit................................         --     (7,498)
  Payments of long-term liabilities.........................    (13,016)   (12,941)
  Issuance (repurchase) of convertible debentures (net of
     issuance costs)........................................    341,085     (2,371)
  Proceeds from sale of common stock, net of taxes..........     20,872      7,578
                                                              ---------   --------
          Cash provided by (used for) financing
           activities.......................................    348,941    (15,232)
                                                              ---------   --------
Increase (decrease) in cash and cash equivalents............    156,214    (15,976)
Cash and cash equivalents at beginning of period............     91,470     54,278
                                                              ---------   --------
Cash and cash equivalents at end of period..................  $ 247,684   $ 38,302
                                                              =========   ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
  Interest..................................................  $     948   $  4,272
  Income Taxes..............................................  $  30,457   $ 29,912

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

     The results of operations for the three or nine months ended July 3, 1999 are not necessarily indicative of the results that may be expected for the year ending October 2, 1999. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1998, included in the Company's annual report on Form 10-K/A.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 -- ACQUISITIONS

     In November 1998, the Company merged with Altron, Incorporated ("Altron"). Under the terms of the merger agreement, each share of Altron Common Stock was converted into 0.4545 shares of Sanmina Common Stock. Approximately 7.2 million shares of common stock were issued to acquire Altron. In March 1999, Sanmina merged with Manu-Tronics, Inc. ("Manu-Tronics"). Under the terms of the merger agreement, the Company issued common stock for 100% of the outstanding common stock of Manu-Tronics. Both of these transactions were accounted for as poolings of interests. As a result of these pooling transactions, Sanmina has restated its historical results of operations to combine the results of operations of Altron and Manu-Tronics. The financial information presented gives effect to such restatement. A reconciliation of the financial statements for the nine months ended June 27, 1998, to previously reported information is as follows (in thousands):

REVENUE:
  Sanmina.................................................  $528,392
  Altron..................................................   149,391
  Manu-Tronics............................................    51,391
                                                            --------
          Combined........................................  $729,174
                                                            ========
NET INCOME:
  Sanmina.................................................  $ 48,762
  Altron..................................................    10,341
  Manu-Tronics............................................     4,488
                                                            --------
          Combined........................................  $ 63,591
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

                              SANMINA CORPORATION

                                  (UNAUDITED)

     During the nine month period ended July 3, 1999, the Company also completed several other smaller acquisitions. These transactions involved the purchase of either stock or assets in exchange for cash and were accounted for as purchase transactions. Pro forma statements of operations reflecting these acquisitions are not shown as they would not differ materially from reported results.

NOTE 3 -- PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

NOTE 4 -- INVENTORIES

     Inventories, stated at the lower of cost or market (first-in, first-out method), consist of:

                                                              JULY 3,    SEPTEMBER 30,
                                                                1999         1998
                                                              --------   -------------
                                                                   (IN THOUSANDS)
Raw materials...............................................  $ 81,033     $ 57,641
Work-in-process.............................................    43,705       30,222
Finished goods..............................................    17,266       15,077
                                                              --------     --------
                                                              $142,004     $102,940
                                                              ========     ========

NOTE 5 -- EARNINGS PER SHARE ("EPS")

     Basic EPS was computed by dividing net income by the weighted average number of shares of common stock outstanding during the third quarters and the first nine months of fiscal 1999 and 1998. Diluted EPS for the third quarters and first nine months of fiscal 1999 and 1998 includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock, if dilutive. A reconciliation of the net income and weighted average number of shares used for the diluted earnings per share computations for the third quarters and first nine months of fiscal 1999 and 1998 is as follows:

                                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            -------------------   -------------------
                                                            JULY 3,    JUNE 27,   JULY 3,    JUNE 27,
                                                              1999       1998       1999       1999
                                                            --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income................................................  $31,358    $24,761    $59,568    $63,591
Add back after-tax interest expense for convertible
 subordinated debt........................................        0        807          0      2,421
                                                            -------    -------    -------    -------
Income for calculating earnings per share.................  $31,358    $25,568    $59,568    $66,012
                                                            =======    =======    =======    =======
Weighted average number of shares outstanding during the
 period...................................................   58,242     49,828     57,790     49,463
Applicable number of shares for stock options outstanding
 for the period...........................................    3,605      2,974      3,660      2,981
Weighted average number of shares if convertible
 subordinated debt were converted.........................        0      6,119          0      6,119
                                                            -------    -------    -------    -------
  Weighted average number of shares.......................   61,847     58,921     61,450     58,563
                                                            =======    =======    =======    =======
Diluted earnings per share................................  $  0.51    $  0.43    $  0.97    $  1.13
                                                            =======    =======    =======    =======

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

NOTE 7 -- WRITE DOWN OF LONG-LIVED ASSETS

     The Company continually evaluates whether long-lived assets have been impaired in value. This process includes evaluating whether projected results of operations of acquired businesses would support the carrying value of related assets including the future amortization of the remaining unamortized balance of goodwill. In the first quarter of fiscal 1999, such evaluation with respect to the acquisition of Pragmatech, Incorporated ("Pragmatech"), indicated the fair value of assets related to Pragmatech was less than the carrying value of the Pragmatech assets. Accordingly, in the first quarter of fiscal 1999, the Company has written down the remaining $11.4 million in unamortized goodwill arising from the acquisition. The fair value of Pragmatech was based on estimated future cash flows to be generated from those assets based on reasonable and supportable assumptions. Financial projections prepared at the time of the acquisition of Pragmatech reflected the Company's belief that the Company would continue to provide electronics manufacturing services to existing Pragmatech customers and would grow the Pragmatech business at Pragmatech's existing facilities. However, the existing Pragmatech customer relationships could not be restructured to conform to the Company's pricing and revenue models, and as a result, the relationships with the former Pragmatech customers have terminated. In addition, the Company has closed several of the former Pragmatech facilities. As a result of these operational factors, the Company's analysis of projected revenues, results of operations, and cash flows attributable to the few remaining Pragmatech customers did not support the carrying value of Pragmatech assets, including the unamortized goodwill.

NOTE 8 -- COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") in fiscal 1999. SFAS 130 requires companies to report a "comprehensive income" that includes unrealized gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders' equity. A summary of comprehensive income for the first nine months of fiscal 1999 and 1998 is as follows (in thousands):

                                                            NINE MONTHS ENDED
                                                           -------------------
                                                           JULY 3,    JUNE 27,
                                                            1999        1998
                                                           -------    --------
Net income...............................................  $59,568    $63,591
Other comprehensive income:
  Unrealized holding gains (losses) on available-for-sale
     securities..........................................     (254)       (22)
  Foreign currency translation...........................   (1,295)      (101)
                                                           -------    -------
Comprehensive income.....................................  $58,019    $63,468
                                                           =======    =======

                              SANMINA CORPORATION

                                  (UNAUDITED)

NOTE 9 -- LONG-TERM DEBT

     On May 1, 1999, the Company issued $350 million of 4.25% convertible subordinated notes due on May 1, 2004. The notes are convertible into common stock, at the option of the note holder, at a conversion price of approximately $88.67 per share, subject to adjustments in certain events. The notes are subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Company. The notes are redeemable at the option of the Company on or after May 6, 2002. Interest is payable semi-annually on May 1 and November 1.

NOTE 10 -- SUBSEQUENT EVENT

     On August 4, 1999, the Company announced that it has entered into agreements to acquire certain operations of Nortel Networks Corporation. The operations relate to Nortel Networks Wireless Electro-Mechanical Subsystem Assembly (EMSS) operations located in Calgary, Alberta, Canada and Chateaudon, France. The Company also announced it has signed additional manufacturing agreements with Motorola Corporation, Electroglas Inc., and Evans & Sutherland.

                              SANMINA CORPORATION

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

     Sanmina's assembly plants are located in Northern California, Richardson and Plano, Texas, Manchester, New Hampshire, Durham, North Carolina, Guntersville, Alabama, Calgary, Canada and Dublin, Ireland. Sanmina's printed circuit board fabrication facilities are located in Northern California, Southern California, and Nashua, New Hampshire. SCS's manufacturing facility is located in Carrollton, Texas. As a result of Sanmina's merger with Altron Inc. ("Altron"), Sanmina has added new fabrication and assembly plants in the Boston Massachusetts area, Northern California, and Richardson, Texas. In addition, as a result of Sanmina's recent mergers with Telo Electronics Incorporated and Manu-Tronics, Inc. ("Manu-Tronics"), Sanmina has added new assembly plants in San Jose, California and Kenosha, Wisconsin.

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

     Sanmina Corporation is subject to potential risks related to Year 2000 problems. Many computer systems and software products are unable to distinguish years beginning with "19" from those beginning with "20." As a result, computer systems and/or software products used by many companies may need to be upgraded to comply with such Year 2000 requirements. Sanmina Corporation is currently expending resources to review its products and services, as well as its internal business and manufacturing systems in order to identify and modify those products, services and systems that are not Year 2000 compliant. There can be no assurance, however, that Sanmina will be able to solve all potential Year 2000 issues. Sanmina's reliance on its key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that another company's failure to address Year 2000 issues could not have an adverse effect on Sanmina.

     Sanmina has initiated formal communications with each of its significant suppliers and customers to determine the extent to which Sanmina is vulnerable to those third parties' failure to remediate their own Year 2000 issues. In particular, in the event a product manufactured by Sanmina contained Year 2000 problems attributable to a design or product development flaw, it is likely that sales of such product would be adversely affected, which would adversely affect Sanmina's manufacturing services revenues attributable to such product. Such a situation could have a material adverse effect on Sanmina's business, financial condition and results of operations. Sanmina is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for Year 2000 compliance. However, the response of those third parties is beyond Sanmina's control. To the extent that Sanmina does not receive adequate responses, it intends to develop contingency plans, with completion of these plans scheduled for no later than August 27, 1999. At this time, Sanmina cannot estimate the additional cost, if any, that might develop from such contingency plans.

     Other Year 2000-related problems such as disruptions in the delivery of materials, power, heat or water to Sanmina's facilities, could prevent Sanmina from being able to manufacture and ship its products. Sanmina plans to replace, or upgrade, or otherwise work around any of its date driven systems that are not Year 2000 compliant. Sanmina's Year 2000 Project Team will have compliance solutions or other work-arounds implemented and tested by September 30, 1999. To date, Year 2000 costs are not considered by Sanmina to be material to its financial condition. Sanmina has estimated the cost of its Year 2000 project is approximately $1.7 million. Through July 3, 1999, approximately $1.4 million of this amount has been expended.

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

RESULTS OF OPERATIONS

     In November 1998, the Company completed its merger with Altron in a transaction that was accounted for as a pooling of interests. In March 1999, Sanmina completed its merger with Manu-Tronics in a transaction that was also accounted for as a pooling of interests. Accordingly, results for the third quarter and first nine months of fiscal 1998 have been restated to combine the results of operations of Sanmina, Altron and Manu-Tronics.

     The following table sets forth, for the three and nine months ended July 3, 1999 and June 27, 1998, certain items as a percentage of net sales. The table and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                --------------------     --------------------
                                                JULY 3,     JUNE 27,     JULY 3,     JUNE 27,
                                                 1999         1998        1999         1998
                                                -------     --------     -------     --------
Net sales.....................................   100.0%      100.0%       100.0%      100.0%
Cost of sales.................................    78.6        78.7         79.2        78.9
  Gross Profit................................    21.4        21.3         20.8        21.1
Selling, general and administrative...........     5.7         6.6          6.4         6.8
Amortization of goodwill......................      .3          .3           .3          .3
Provision for plant closing and relocation....      --          --          1.9          --
Write down of long-lived assets...............      --          --          1.3          --
Merger costs..................................      --          --           .6          .5
  Operating income............................    15.4        14.4         10.3        13.5
Other income (expense), net...................      .6         (.1)          .6          --
  Income before income taxes..................    16.0        14.3         10.9        13.5
Provision for income taxes....................     5.9         5.0          4.0         4.8
Net income....................................    10.1         9.3          6.9         8.7

     Sales for the third quarter of fiscal 1999 ended July 3, 1999 increased by 15.6% to $309.5 million from $267.6 million in the corresponding quarter of the prior year. The increase in net sales was due primarily to increased shipments of EMS assemblies to both existing and new customers. The Company experienced growth across the customer base and its three key target markets of communications, industrial and medical instrumentation and high-speed computer systems. The overall increase in net sales reflects the continuing trend toward outsourcing within the electronics industry. For the third quarter of fiscal 1999, and for the nine months ended July 3, 1999, approximately 87% of the Company's net sales represented value-added EMS assembly shipments with the remaining portion consisting of printed circuit board fabrication shipments. For fiscal 1998, EMS assembly revenues comprised 84% of Sanmina's revenues.

     Gross margin increased from 21.3% in the third quarter of fiscal 1998 to 21.4% in the third quarter of the current year. The increase in gross margins for the third quarter is a result of normal changes in the mix of products shipped to certain customers and normal changes in customer mix. Gross margin decreased from 21.1% for the first nine months of fiscal 1998 to 20.8% in the first nine months of the current year. The decrease in gross margins for the first nine months of fiscal 1999 was primarily attributable to charges recorded in the first quarter of fiscal 1999 related to the write down of obsolete inventory and assets from acquired companies. Due to increased competition, product and customer mix, the Company may experience decreases in gross margins.

     In absolute dollars, operating expenses increased from $18.5 million in the third quarter of fiscal 1998 to $18.8 million in the third quarter of fiscal 1999. As a percentage of sales, operating expenses decreased from 6.9% in the third quarter of 1998 to 6.1% in the third quarter of the current year. For the nine months, operating expenses in absolute dollars increased from $55.6 million in fiscal 1998 to $91.5 million in fiscal 1999, and operating expenses as a percentage of sales increased from 7.6% for the first nine months of fiscal 1998 to 10.6% for the first nine months of fiscal 1999. The increase in operating expenses for the first nine months of fiscal 1999 was mainly attributable to certain charges recorded in the first three months of fiscal 1999. These charges of $36.1 million related to plant closing and relocation costs, write down of long-lived assets, merger and other costs. The first quarter of fiscal 1998 included a charge of $3.9 million for merger related costs associated with the acquisition of Elexsys International, Inc. Operating margins increased from 14.4% in the third quarter of 1998 to 15.4% in the third quarter of the current year. The quarter-over-quarter increase in operating margin reflects higher sales volume and Sanmina's strategy of focusing on growth in revenues and operating income while maintaining control over expenses.

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

     For the third quarter of fiscal 1999, the Company reported net other income of $1.8 million compared to net other expense of $0.2 million for the corresponding quarter of last year. In the first quarter of fiscal 1998, the Company repaid approximately $12.8 million of outstanding Elexsys debt. In addition, in August 1998, $86.3 million of outstanding convertible subordinated notes were converted into Common Stock as a result of a redemption call for such notes issued by the Company. The decrease in outstanding debt resulted in the reduction of interest expense for the first nine months of fiscal 1999.

     The Company's provision for income taxes for the three month period ended July 3, 1999 is based upon the Company's estimate of the effective tax rate for fiscal 1999 of 36.5%. For the quarter ended June 27, 1998, the Company's effective tax rate was 35.2%. The lower rate in the prior year represents the benefit of foreign operations and merged companies taxed at a reduced rate.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, and short-term investments as of July 3, 1999 were $482.9 million as compared to $181.5 million at September 30, 1998. The increase was mainly attributable to the issuance of approximately $350 million in convertible subordinated notes. For the nine months ending July 3, 1999, cash generated from operations was $71.0 million compared to $72.7 million for the same period of fiscal 1998. The decrease between years primarily relates to the timing for receivables and inventories. Working capital increased to $659.5 million as of July 3, 1999 compared to $300.3 million at September 30, 1998. This was mainly due to the issuance of convertible subordinated notes.

     Net cash used for investing activities for the first nine months of fiscal 1999 primarily related to the net purchases of short-term and long-term investments and equipment for which the Company paid a total of approximately $241.0 million in cash. Additionally, in the third quarter of fiscal 1999, the Company paid approximately $6.0 million in cash for acquisitions.

     Net cash provided by financing activities for the first nine months of fiscal year 1999 primarily related to the issuance of convertible subordinated notes (net of issuance costs) of $341.1 million. The issuance proceeds were partly offset by $13.0 million in payments of long term liabilities.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. Currently, the Company does not use derivative financial instruments in its investment portfolio. The Company invests in high credit quality issuers and, by policy, limits the amount of principal exposure to any one issuer. As stated in the Company's policy, the Company seeks to ensure the safety and preservation of its invested principal funds by limiting default and market risk.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 29, 1999, the Company held its 1999 Annual Meeting of Stockholders. The matters voted upon at the meeting and the vote with respect to each such matter are set forth below:

     1. Election of Jure Sola, John Bolger, Neil Bonke, Bernard Vonderschmitt, Mario Rosati, and Samuel Altschuler as Directors of the Company:

                                                                   FOR        WITHHELD
                                                                ----------    --------
       Jure Sola..............................................  47,213,184    116,573
       John Bolger............................................  47,211,869    117,888
       Neil Bonke.............................................  47,211,904    117,853
       Bernard Vonderschmitt..................................  47,204,669    125,088
       Mario Rosati...........................................  47,208,930    120,827
       Samuel Altschuler......................................  47,204,620    125,137

     2. Approval of an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common
        Stock:

       For:  32,446,399          Against:  14,867,520          Abstain:  15,838

     3. Approval of the adoption of the Company's 1999 Stock Plan:

       For:  23,072,168          Against:  18,816,117          Abstain:  27,270

     4. Approval of an amendment to the Company's 1993 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder:

       For:  41,120,504          Against:     761,877          Abstain:  33,174

     5. Ratification of the appointment of Arthur Andersen LLP as the independent public accountants of the Company for the fiscal year ending October 2, 1999:

       For:  47,305,310          Against:      14,672          Abstain:   9,775

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     27.1      Financial Data Schedule for nine month period ended July 3,
               1999
     27.2      Financial Data Schedule for nine month period ended June 27,
               1998

(b) Reports on Form 8-K

     On December 14, 1998, the Company filed a report on Form 8-K relating to the acquisition of Altron.

     On February 10, 1999, the Company filed a report on Form 8-K/A relating to the acquisition of Altron.

     On April 29, 1999, the Company filed a report on Form 8-K relating to the acquisition of Manu-Tronics.

     On April 30, 1999, the Company filed a report on Form 8-K relating to the offering of convertible subordinated notes.

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

                                          Date: August 18, 1999

                                          By: /s/ RANDY W. FURR
                                            ------------------------------------
                                            Randy W. Furr
                                            President and Chief Operating
                                              Officer

                                          By: /s/ ELIZABETH J. FOREMAN
                                            ------------------------------------
                                            Elizabeth J. Foreman
                                            Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 27.1     Financial Data Schedule for nine month period ended July 3,
          1999
 27.2     Financial Data Schedule for nine month period ended June 27,
          1998