Form 10-K405
period 1999-10-02
SANMINA CORP/DE
filed 1999-12-15
CIK 897723

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

                   FOR THE FISCAL YEAR ENDED OCTOBER 2, 1999.

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-21272

                              SANMINA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        77-0228183
(STATE OR OTHER JURISDICTION OF INCORPORATION OR       (I.R.S. EMPLOYER IDENTIFICATION NO.)
                 ORGANIZATION)
     2700 NORTH FIRST STREET, SAN JOSE, CA                            95134
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 964-3500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $4,351,055,645 as of October 2, 1999, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of October 2, 1999, the Registrant had outstanding 58,891,980 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 2000 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K. Certain information is incorporated into Parts II and IV of this report by reference to the Registrant's annual report to stockholders for the year ended October 2, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Sanmina is a leading independent provider of customized integrated electronic manufacturing services ("EMS"), including turnkey electronic assembly and manufacturing management services, to original equipment manufacturers ("OEMs") in the electronics industry. Sanmina's electronics manufacturing services consist primarily of the manufacture of complex printed circuit board assemblies using surface mount ("SMT") and pin-through hole ("PTH") interconnection technologies, the manufacture of custom designed plane assemblies, fabrication of complex multi-layered printed circuit boards, electronic enclosure systems and testing and assembly of completed systems. In addition to assembly, turnkey manufacturing management also involves procurement and materials management, as well as consultation on printed circuit board design and manufacturing. Sanmina, through its Sanmina Cable Systems ("SCS") subsidiary (formerly known as Golden Eagle Systems), also manufactures custom cable and wire harness assemblies for electronic industry OEMs.

     SMT and PTH printed circuit board assemblies are printed circuit boards on which various electronic components, such as integrated circuits, capacitors, microprocessors and resistors, have been mounted. These assemblies are key functional elements of many types of electronic products. Backplane assemblies are large printed circuit boards on which connectors are mounted to interconnect printed circuit boards, integrated circuits and other electronic components. Interconnect products manufactured by Sanmina generally require greater manufacturing expertise and have shorter delivery cycles than mass produced interconnect products, and therefore, typically have higher profit margins.

     Sanmina's customers include leading OEMs in the communications, medical and industrial instrumentation and high-speed computer sectors. Sanmina's assembly plants are located in Northern California, Richardson, Texas, Manchester, New Hampshire, Durham, North Carolina, Guntersville, Alabama, Calgary, Alberta, Canada and Dublin, Ireland. Sanmina's printed circuit board fabrication facilities are located in Northern California, Southern California, and Nashua, New Hampshire. SCS's manufacturing facility is located in Carrollton, Texas. As a result of Sanmina's November 1998 merger with Altron Inc. ("Altron"), Sanmina has added new fabrication and assembly plants in the Boston, Massachusetts area, Northern California, and Plano, Texas. In addition, as a result of Sanmina's mergers with Telo Electronics Incorporated ("Telo") and Manu-Tronics, Inc. ("Manu-Tronics") in December 1998 and March 1999 respectively, Sanmina has added new assembly plants in San Jose, California and the greater Chicago area. As part of Sanmina's agreement to acquire certain assembly operations from Nortel Networks Corporation, Sanmina added another assembly plant in Calgary, Alberta, Canada and Chateaudun, France on October 1, 1999 and November 3, 1999, respectively. As part of Sanmina's acquisition of Devtek Electronics Packaging Systems Division on October 5, 1999, Sanmina added an enclosure facility in Toronto, Ontario, Canada.

     Sanmina has pursued and intends to continue to pursue, business acquisition opportunities, particularly when these opportunities have the potential to enable Sanmina to increase its net assets while maintaining operating margins, to access new geographic markets, to implement Sanmina's vertical integration strategy and/or to obtain facilities and equipment on terms more favorable than those generally available in the market. In particular, Sanmina expects that it will continue to pursue opportunities to acquire assembly operations being divested by electronics industry OEMs.

     Sanmina was formed in 1989 to acquire the printed circuit board and backplane operations of its predecessor company, which has been in the printed circuit board and backplane business since 1980. Sanmina's principal offices are located at 2700 North First Street, San Jose, California 95134. Sanmina's telephone number is (408) 964-3500.

     Sanmina and the Sanmina logo are trademarks of Sanmina. Trademarks of other corporations are also referred to in this report.

     This Report on Form 10-K contains certain forward looking statements regarding future events with respect to Sanmina. Actual events and/or future results of operations may differ materially as a result of the factors described herein and in the documents incorporated herein by reference, including, in particular, those factors described under "Factors Affecting Operating Results."

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

     - Focus Resources. Because the electronics industry is experiencing greater levels of competition and more rapid technological change, many OEMs are increasingly seeking to focus their resources on activities and technologies in which they add the greatest value. By offering comprehensive electronic assembly and turnkey manufacturing services, manufacturing specialists allow OEMs to focus on core technologies and activities such as product development, marketing and distribution.

     - Access Leading Manufacturing Technology. Electronic products and electronics manufacturing technology have become increasingly sophisticated and complex, making it difficult for OEMs to maintain the necessary technological expertise in process development and control. OEMs are motivated to work with a manufacturing specialist in order to gain access to the specialist's process expertise and manufacturing knowledge.

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

     - Leverage vertical integration. Building on its integrated manufacturing capabilities, Sanmina can provide its customers with a broad range of high value added manufacturing services from fabrication of bare boards, to final system assembly and test. The cable assembly capabilities of Sanmina Cable Systems provide Sanmina with further opportunities to leverage its vertical integration. By manufacturing printed circuit boards, electronic enclosure systems, and custom cable assemblies used in its EMS assemblies, Sanmina, through its vertical integration, is able to provide greater value added and realize additional manufacturing margin. In addition, Sanmina's vertical integration provides greater control over quality, delivery and cost, and enables Sanmina to offer its customers a complete EMS solution.

     - Focus on high growth customer sectors. Sanmina has focused its marketing efforts on key, fast growing industry sectors. Sanmina's customers include leading OEM companies in communications, industrial and medical instrumentation and computer sectors. Sales efforts will focus on increasing penetration of its existing customer base as well as attracting new customers, thus diversifying its revenue across a wider base.

     - Geographic expansion of manufacturing facilities. Since 1993, Sanmina has significantly expanded and upgraded its operations through the opening of and acquisition of new facilities in Richardson, Texas, San Jose, California, Manchester, New Hampshire and Durham, North Carolina. In November 1996, Sanmina acquired the former Comptronix Corporation contract manufacturing facilities located in Guntersville, Alabama. In June 1997, Sanmina opened an EMS facility in the Dublin, Ireland area to serve customers in the European market. In November 1997, Sanmina acquired Elexsys, which has facilities in Northern and Southern California, and New Hampshire. In November 1998, Sanmina acquired Altron, which has facilities in the Boston, Massachusetts area. Also in November 1998, Sanmina acquired a facility in Calgary, Alberta, Canada from Harris Corporation. In addition, as a result of Sanmina's acquisitions of Telo and Manu-Tronics in December 1998 and March 1999, Sanmina has added new facilities in San Jose, California and the greater Chicago area. These facilities provide Sanmina with operations in key geographic markets for the electronics industry. Sanmina will continue to aggressively and opportunistically pursue future expansion opportunities in other markets.

     - Aggressive pursuit of acquisition opportunities. Sanmina's strategy involves the pursuit of business acquisition opportunities, particularly when these opportunities have the potential to enable Sanmina to increase its net sales while maintaining operating margin, access new geographic markets, implement Sanmina's vertical integration strategy and/or obtain facilities and equipment on terms more favorable than those generally available in the market. These acquisitions have involved both acquisitions of entire companies, such as the June 1995 acquisition of Assembly Solutions in Manchester, New Hampshire, the January 1996 acquisition of Golden Eagle Systems, now known as Sanmina Cable Systems, the November 1997 merger with Elexsys, the November 1998 merger with Altron, the December 1998 merger with Telo and the March 1999 merger with Manu-Tronics. In addition, Sanmina has in other instances acquired selected assets, principally equipment, inventory and customer contracts and, in certain cases, facilities or facility leases. Acquisitions of this nature completed by Sanmina include the November 1996 acquisitions of the Guntersville, Alabama operations of Comptronix Corporation and certain assets of the custom manufacturing services division of Lucent Technologies. In November 1998, Sanmina acquired a facility in Calgary, Alberta, Canada from Harris Corporation. As part of Sanmina's agreement to acquire certain assembly operations from Nortel Networks Corporation, Sanmina added another assembly plant in Calgary, Alberta, Canada and Chateaudun, France on October 1, 1999 and November 3, 1999, respectively. As part of Sanmina's acquisition of Devtek Electronics Packaging Systems Division on October 5, 1999, Sanmina added an enclosure facility in Toronto, Ontario, Canada. Sanmina intends to continue to evaluate and pursue acquisition opportunities on a ongoing basis.

     - Develop long-term customer relationships. Sanmina seeks to establish "partnerships" with its customers by focusing on state-of-the-art technology, quick-turnaround manufacturing and comprehensive management support for materials and inventory. Sanmina also works closely with its customers to help them manage their manufacturing cycle and reduce their time to market. While Sanmina will continue to emphasize growth with its current customers, it has been successful in attracting new clients. To further these efforts, Sanmina intends to continue to expand its direct sales staff. Sanmina believes its direct sales force is one of its key competitive advantages.

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

CUSTOMERS, MARKETING AND SALES

     Sanmina's customers include a diversified base of OEMs in the communications (telecommunications and networking), medical and industrial instrumentation and high-speed computer systems segments of the electronics industry. The following table shows the estimated percentage of Sanmina's fiscal 1999 sales in each of these segments.

Communications..............................................   70%
Medical and Industrial Instrumentation......................   16
High-Speed Computer Systems.................................   14

     Sanmina develops relationships with its customers and markets its manufacturing services through a direct sales force augmented by a network of manufacturers' representative firms and a staff of in-house customer support specialists. Sanmina's sales resources are directed at multiple management and staff levels within target accounts. Sanmina's direct sales personnel work closely with the customers' engineering and technical personnel to better understand their requirements. Sanmina's manufacturers' representatives are managed by Sanmina's direct sales personnel, rather than from corporate headquarters, in order to provide for greater accountability and responsiveness.

     Sanmina has also expanded its customer base through acquisitions. In particular, the acquisition of the Comptronix Guntersville, Alabama operations and certain assets of the former custom manufacturing services division of Lucent Technologies provided Sanmina with several new key customer accounts with significant growth potential. In addition, the November 1997 merger with Elexsys, the November 1998 merger with Altron, the December 1998 merger with Telo, and the March 1999 merger with Manu-Tronics also provided Sanmina with several major new customer accounts. Sanmina's October and November 1999 acquisitions of certain Nortel Networks assembly operations will provide Sanmina with an expanded customer relationship with Nortel.

     Historically, Sanmina has had substantial recurring sales from existing customers. Sanmina also conducts advertising and public relations activities, as well as receiving referrals from current customers.

     Although Sanmina seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina's net sales. During fiscal 1999 and 1998, sales to Sanmina's ten largest customers accounted for 54% and 53%, respectively, of Sanmina's net sales. For fiscal 1999, sales to Cisco Systems represented more than 10% of Sanmina's net sales. For fiscal 1998, sales to Cisco Systems and DSC Communications represented more than 10% of Sanmina's net sales. Although there can be no assurance that Sanmina's principal customers will continue to purchase products and services from Sanmina at current levels, if at all, Sanmina expects to continue to depend upon its principal customers for a significant portion of its net sales. Sanmina's customer concentration could increase or decrease, depending on future customer requirements, which will be dependent in large part on market conditions in the electronics industry segments in which Sanmina's customers participate. The loss of one or more major customers, or declines in sales to major customers, could have a material adverse effect on Sanmina's business, financial condition and results of operations.

MANUFACTURING SERVICES

     Sanmina specializes in manufacturing complex printed circuit board assemblies, backplane assemblies and printed circuit boards that are used in the manufacture of sophisticated electronic equipment. Sanmina has been manufacturing backplane assemblies since 1981 and began providing electronic assembly and turnkey manufacturing management services, including the assembly and testing of sophisticated electronic systems, in October 1993.

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

     Prices of Sanmina's SMT or PTH assemblies, backplane assemblies, printed circuit board assemblies, cable assemblies or systems vary depending upon their size and complexity, the specified manufacturing turnaround time, the extent of design and engineering services provided by Sanmina, the market for the various electronic components used and the quantity ordered. These prices of SMT and PTH assemblies, backplane assemblies, and systems typically range from several hundred dollars to over ten thousand dollars per unit. Prices of printed circuit boards manufactured by Sanmina typically range from several dollars to $10,000 per unit. Prices of custom cable assemblies manufactured by Sanmina typically range from several dollars to $10,000 per unit.

MANUFACTURING AND ENGINEERING

     Facilities. Sanmina manufactures its products in 31 decentralized plants, consisting of 24 assembly facilities and 7 printed circuit board fabrication facilities. Generally, each of Sanmina's decentralized plants has its own production, purchasing, and materials management and quality capabilities located on site. The production expertise of some plants overlaps, which enables Sanmina to allocate production based on product type and available capacity at one or more plants. With assembly facilities located in major electronics industry centers throughout the country, including Silicon Valley, Southern California, the Dallas-Forth Worth area, the Research Triangle Park area, New England, the greater Chicago area and Northern Alabama, Sanmina is also able to allocate production based on geographic proximity to the customer, process capabilities and available capacity. Sanmina believes that this flexible approach differs from that of its competition. Decentralized plants can focus on particular product types and respond quickly to customers' specific requirements. Sanmina believes that decentralized facilities also allow it to achieve improved accountability, quality control and cost control. Each plant is managed as a separate profit center, and each plant manager's compensation depends, in part, upon that plant meeting quality, shipment and gross profit targets.

     In November 1998, Sanmina entered into a lease with an option to purchase a 330,000 square foot campus facility located in San Jose, California. The facility consists of four buildings on a single site. Sanmina intends to consolidate its corporate headquarters and some of its San Jose area assembly operations at this facility. As of October 2, 1999, approximately 75% of the buildings were occupied. The remaining buildings will be occupied in fiscal year 2000. Sanmina's San Jose area printed circuit board fabrication facilities will not be consolidated at the campus facility and will remain at their current locations.

     Manufacturing Processes. Sanmina produces complex, technologically advanced SMT and PTH assemblies, backplane assemblies and multilayer printed circuit boards, custom cable assemblies and full systems that meet increasingly tight tolerances and specifications demanded by OEMs. Multilayering, which involves placing multiple layers of electrical circuitry on a single printed circuit board or backplane, expands the number of circuits and components that can be contained on the interconnect product and increases the operating speed of the system by reducing the distance that electrical signals must travel. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together on the printed circuit board or backplane. Interconnect products having narrow, closely spaced circuit tracks are known as "fine line" products. Today, Sanmina is capable of efficiently producing commercial quantities of printed circuit boards with up to 52 layers and circuit track widths as narrow as three mils. The manufacture of complex multilayer interconnect products often requires the use of sophisticated circuit interconnections between certain layers (called "blind or buried vias") and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds (referred to as "controlled impedance"). These technologies require very tight lamination and etching tolerances and are especially critical for printed circuit boards with ten or more layers.

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

     All of Sanmina's manufacturing facilities are certified under ISO 9002, a set of standards published by the International Organization of Standardization and used to document, implement and demonstrate quality management and assurance systems in design and manufacturing. As part of the ISO 9002 certification process, Sanmina has developed a quality systems manual and an internal system of quality controls and audits. Although ISO 9002 certification is of particular importance to the companies doing business in the European Community, Sanmina believes that United States electronics manufacturers are increasing their use of ISO 9002 registration as a criteria for suppliers.

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

     Sanmina orders materials and components based on purchase orders received and accepted and seeks to minimize its inventory of materials or components that are not identified for use in filling specific orders. Materials used in manufacturing printed circuit boards are readily available in the open market and Sanmina has not to date experienced any significant shortages of such materials. Electronic components used by Sanmina in producing SMT and PTH assemblies and its backplane assemblies are purchased by Sanmina and, in certain circumstances, it may be required to bear the risk of component price fluctuations. In addition, shortages of certain types of electronic components have occurred in the past and may occur in the future. Component shortages or price fluctuations could have an adverse effect on Sanmina's SMT and PTH assemblies and its backplane assembly business, thereby adversely affecting Sanmina's results of operations. Due to the continued expansion of Sanmina's contract manufacturing and backplane assembly businesses as a percentage of Sanmina's net sales, component shortages and price fluctuations would adversely affect Sanmina's results of operations to a greater extent than in prior fiscal years.

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

     Sanmina has developed expertise and techniques which it uses in the manufacture of circuit boards, backpanels and subsystems. Generally, Sanmina relies on common law trade secret protection and on confidentiality agreements with its employees to protect its expertise and techniques. Sanmina owns five patents and believes that patents have not historically constituted a significant form of intellectual property right in its industry.

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

     In November 1997, Sanmina merged with Elexsys, which, by virtue of such merger, became a wholly owned subsidiary of Sanmina. Several facilities owned or occupied by Elexsys at the time of the merger, or formerly owned or occupied by Elexsys or companies acquired by Elexsys, had either soil contamination or contamination of groundwater underneath or near the facility. Contamination was discovered at Elexsys'

Irvine, California facility in 1989 and Elexsys voluntarily installed a groundwater remediation system at the facility in 1994. Additional investigation is being undertaken by other parties in the area at the request of the California Regional Water Quality Control Board. It is unknown whether any additional remediation activities will be required as a result of such investigations or whether any third party claims will be brought against Sanmina alleging that they have been damaged in any way by the existence of the contamination at the Irvine facility. Sanmina has been required by the California Department of Toxic Substances Control to undertake investigation of soil and/or groundwater at certain facilities formerly owned or occupied by a predecessor company to Elexsys in Mountain View, California. Depending upon the results of this soil sampling and groundwater testing, Sanmina could be ordered to undertake soil and/or groundwater cleanup. To date, Sanmina has not been ordered to undertake any soil or groundwater cleanup activities at the Mountain View facilities, and does not believe any such activities should be required. Test results received to date are not sufficient to enable Sanmina to determine whether or not such cleanup activities are likely to be mandated. Contamination has also been discovered at other current and former Elexsys facilities and has been reported to the relevant regulatory agencies. No remediation or further investigation of such contamination has been required by regulatory agencies. To date, the cost of the various investigations and the cost of operating the remediation system at the Irvine facility have not been material to Sanmina's financial condition. However, in the event Sanmina is required to undertake additional groundwater or soil cleanup, the costs of such cleanup are likely to be substantial. Sanmina is currently unable to estimate the amount of such soil and groundwater cleanup costs because no soil or groundwater cleanup has been ordered and Sanmina cannot determine from available test results what remediation activities, if any, are likely to be required. Sanmina believes, based on the limited information currently available, that the cost of any groundwater or soil clean-up that may be required would not have a material adverse effect on Sanmina's business, financial condition and results of operations. Nevertheless, the process of remediating contaminated soil and groundwater is costly, and if Sanmina is required to undertake substantial remediation activities at one or more of the former Elexsys facilities, there can be no assurance that the costs of such activities would not have a material adverse effect on Sanmina's business, financial condition and results of operations.

     Altron was advised in 1993 by Olin Corporation that contamination resulting from activities of prior owners of property owned by Olin Corporation and located close to the Altron manufacturing plant in Wilmington, Massachusetts, had migrated under the Altron plant. Olin has assumed full responsibility for any remediation activities that may be required and has agreed to indemnify and hold Altron harmless from any and all costs, liabilities, fines, penalties, charges and expenses arising from and relating to any action or requirement, whether imposed by statute, ordinance, rule, regulation, order, decree or by general principles of law to remediate, clean up or abate contamination emanating from the Olin site. Although Sanmina believes that Olin's assumption of responsibility will result in no remediation cost to Altron from the contamination, there can be no assurance that Altron will not be subject to some costs regarding this matter. Sanmina does not anticipate that such costs, if any, will be material to its financial condition or results of operations.

     Sanmina has been named as a potentially responsible party at several contaminated disposal sites as a result of the past disposal of hazardous waste by companies acquired by Sanmina or their corporate predecessors. While liabilities for such historic disposal activities has not been material to Sanmina's financial condition to date, there can be no guarantee that past disposal activities will not result in material liability to Sanmina in the future.

BACKLOG

     Sanmina's backlog was approximately $539 million at October 2, 1999, and approximately $295 million at September 30, 1998. Backlog consists of purchase orders received by Sanmina, including, in certain instances, forecast requirements released for production under customer contracts. Cancellation and postponement charges generally vary depending upon the time of cancellation or postponement, and a certain portion of Sanmina's backlog may be subject to cancellation or postponement without significant penalty. Typically, a substantial portion of Sanmina's backlog is scheduled for delivery within 210 days.

COMPETITION

     Significant competitive factors in the market for advanced backplane assemblies and printed circuit boards include product quality, responsiveness to customers, manufacturing and engineering skills, and price. Sanmina believes that competition in the market segments served by Sanmina is based more on product quality and responsive customer service and support than on price, in part because the cost of interconnect products manufactured by Sanmina is usually low relative to the total cost of the equipment for which they are components, and in part because of the greater importance of product reliability and prompt delivery to Sanmina's customers. Sanmina believes that its primary competitive strengths are its ability to provide responsive, flexible, short lead-time manufacturing services, its engineering and manufacturing expertise and its customer service support.

     Sanmina faces intense competition from a number of established competitors in its various product markets. Certain of Sanmina's competitors have greater financial and manufacturing resources than Sanmina, including significantly greater SMT assembly capacity. During periods of recession in the electronic industry, Sanmina's competitive advantages in the areas of quick-turnaround manufacturing and responsive customer service may be of reduced importance to electronics OEMs, who may become more price sensitive. In addition, captive interconnect product manufacturers may seek orders in the open market to fill excess capacity, thereby increasing price competition. Although Sanmina generally does not pursue high-volume, highly price sensitive interconnect product business, it may be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures, particularly those manufacturers with offshore facilities where labor and other costs are lower.

EMPLOYEES

     As of October 2, 1999, Sanmina had approximately 7,220 full-time employees, including approximately 6,800 in manufacturing and engineering, approximately 220 in marketing and sales, and approximately 200 in general administration and finance. None of Sanmina's employees is represented by a labor union and Sanmina has never experienced a work stoppage or strike. Sanmina believes its relationship with its employees is good.

     Sanmina's success depends to a large extent upon the continued services of key managerial and technical employees. The loss of such personnel could have a material adverse effect on Sanmina. To date, Sanmina has not experienced significant difficulties in attracting or retaining such personnel. Although Sanmina is not aware that any of its key personnel currently intend to terminate their employment, their future services cannot be assured.

ITEM 2. PROPERTIES

     Sanmina's principal facilities comprise an aggregate of approximately 2.5 million square feet. Except for Sanmina's 72,000 square foot Manchester, New Hampshire facility, the 160,000 square foot facility occupied by Sanmina Cable Systems in Carrollton, Texas, a 70,000 square foot facility located in Nashua, New Hampshire, a 200,000 square foot facility located in Wilmington, Massachusetts, a 104,000 square foot facility located in Woburn, Massachusetts, a 44,200 square foot facility located in Irvine, California, a 197,600 square foot facility located in Kenosha, Wisconsin, a 105,000 square foot facility located in Guntersville, Alabama, and Sanmina's 52,000 square foot facility located in Dublin, Ireland, all of the facilities are leased, and the leases for these facilities expire between 1999 and 2006. The leases generally may be extended at Sanmina's option. Sanmina has fourteen principal facilities located in the greater San Jose, California area, with other facilities located in Southern California, Plano, Texas, Richardson, Texas, Manchester, New Hampshire, Guntersville, Alabama, Durham, North Carolina, Wilmington and Woburn, Massachusetts, the greater Chicago area, Calgary, Canada, and Dublin, Ireland.

     In November 1998, Sanmina entered into a lease with an option to purchase a 330,000 square foot campus facility located in San Jose, California. The facility consists of four buildings on a single site. Sanmina intends to consolidate its corporate headquarters and some of its San Jose area assembly operations at this facility. As of October 2, 1999, approximately 75% of the buildings were occupied. The remaining buildings will be occupied in fiscal year 2000. Sanmina's San Jose area printed circuit board fabrication facilities will not be consolidated at the campus facility and will remain at their current locations. Sanmina believes that its facilities are adequate to meet its reasonably foreseeable requirements for at least the next two years. Sanmina continually evaluates its expected future facilities requirements.

ITEM 3. LEGAL PROCEEDINGS

     Sanmina is not currently a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The information required by this item is incorporated by reference to page 23 of the Registrant's 1999 annual report to stockholders under the caption "quarterly results."

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to page 18 of the Registrant's 1999 annual report to stockholders under the caption "Selected Financial Data."

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to pages 19 through 26 of the Registrant's 1999 annual report to stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to pages 28 through 40 of the Registrant's 1999 annual report to stockholders.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 2000 Annual Meeting of Stockholders (the "Proxy Statement") to be held on January 28, 2000 and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 -- Election of Directors" in the Proxy Statement.

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of Sanmina, and certain information about them as of December 1999, are as follows:

                   NAME                     AGE                    POSITION
                   ----                     ---                    --------
Jure Sola.................................  47    Chairman, Chief Executive Officer and
                                                  Director(1)
John Bolger...............................  53    Director(2)
Neil Bonke................................  58    Director(1)(2)
Randy W. Furr.............................  45    President, Chief Operating Officer and
                                                  Director
Elizabeth D. Jordan.......................  36    Executive Vice President and Chief
                                                  Financial Officer
Michael J. Landy..........................  45    Executive Vice President of Sales and
                                                  Marketing
Mario Rosati..............................  53    Director
Joseph Schell.............................  53    Director
Bernard Vonderschmitt.....................  76    Director(1)

---------------
(1) Member of the Compensation Committee

(2) Member of the Audit Committee

     Mr. Sola co-founded Sanmina in 1980 and initially held the position of Vice President of Sales and Marketing and was responsible for the development and growth of Sanmina's sales organization. He became Vice President and General Manager in October 1987 with responsibility for all manufacturing operations as well as sales and marketing. Mr. Sola was elected President in October 1989 and has served as Chairman of the Board and Chief Executive Officer since April 1991. Mr. Sola relinquished the title of President when Mr. Furr was appointed to such position in March 1996.

     Mr. Bolger has been a director of Sanmina since 1994. From June 1989 through April 1992, he served as Vice President of Finance and Administration of Cisco Systems, Inc., a manufacturer of computer networking systems. Mr. Bolger is currently an independent business consultant and serves as a director of Integrated Device Technology, Inc., Integrated Systems, Inc., TCSI, Inc. and Mission West Properties, Inc.

     Mr. Bonke has been a director of Sanmina since 1995. He also serves on the Board of Directors of Electroglas, Inc., FSI International and SpeedFam International, all semiconductor equipment companies. Mr. Bonke previously served as the Chairman of the Board of Electroglas, Inc. From April 1993 to April 1996, he served as Chief Executive Officer of Electroglas. From September 1990 to April 1993, Mr. Bonke was a Group V.P. and President of Semiconductor Operations of General Signal Corp.

     Mr. Furr joined Sanmina as Vice President and Chief Financial Officer in August 1992. In March 1996, Mr. Furr was appointed President and Chief Operating Officer. In December 1999, Mr. Furr was appointed to Sanmina's board of directors. From April to August 1992, Mr. Furr was Vice President and Chief Financial Officer of Aquarius Systems Inc. North America ("ASINA"), a manufacturer of personal computers. Prior to working at ASINA, he held numerous positions in both financial and general management for General

Signal Corporation during a 13 year period, serving most recently as Vice President and General Manager of General Signal Thinfilm Company. Mr. Furr is a Certified Public Accountant.

     Ms. Jordan became Chief Financial Officer and Executive Vice President at Sanmina in June 1999. Ms. Jordan joined Sanmina in October 1997 as Corporate Controller and was named Vice President of Finance in October 1998. From August 1992 to October 1997, Ms. Jordan worked for Network General Corporation, a network fault and performance management solutions company, serving most recently as Director of Corporate Accounting. Prior to Network General, she served in a variety positions in the banking industry and in public accounting.

     Mr. Landy became Executive Vice President of Sales and Marketing at Sanmina in October 1997. He was named an Executive Vice President of Sanmina in October 1998. He joined Sanmina in August 1993 as General Manager of Sanmina's Richardson, Texas operations and in 1995 was promoted to Vice President Assembly Operations for the Central Region of the United States. Prior to his employment with Sanmina, Mr. Landy held a senior management position with a telecommunications corporation.

     Mr. Rosati has been a director of Sanmina since 1997. He has been a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation since 1971. Mr. Rosati is a director of Aehr Test Systems, a manufacturer of computer hardware testing systems, Genus, Inc., a semiconductor equipment manufacturer, Ross Systems, Inc., a software company, C-ATS Software, Inc., a financial database software company, MyPoints.com, Inc., a web and email-based direct marketing company, Symyx Technologies, Inc., a combinatorial materials science company and The Management Network Group, Inc., a management consulting firm focused on the telecommunications industry, all publicly-held companies. He is also a director of several privately-held companies.

     Mr. Schell was appointed to the board of directors in December 1999. From 1985 to 1999, he served as Senior Managing Director at Montgomery Securities (recently named Banc of America Securities). Mr. Schell also serves on the board of directors of Dycom Industries, Inc. and the Good Guys, Inc., both publicly traded companies.

     Mr. Vonderschmitt has been a director of Sanmina since October 1990. He co-founded Xilinx, Inc., a manufacturer of field programmable gate array semiconductor products and related system software, served as its Chief Executive Officer and as a director from its inception in February 1984 through February 1996, and has served as the Chairman of its Board of Directors since February, 1996. He is also a director of International Microelectronic Products, Inc., and Credence Systems Corporation.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

     The following Financial Statements of Sanmina Corporation and Report of Independent Public Accountants are incorporated by reference to pages 28 through 40 of the Registrant's 1999 annual report to stockholders:

     Report of Independent Public Accountants

     Consolidated Balance Sheets, As of October 2, 1999 and September 30, 1998

     Consolidated Statements of Operations, Years Ended October 2, 1999, September 30, 1998 and 1997

     Consolidated Statements of Comprehensive Income, Years Ended October 2, 1999, September 30, 1998 and 1997

     Consolidated Statements of Stockholders' Equity, Years Ended October 2, 1999, September 30, 1998 and 1997

     Consolidated Statements of Cash Flows, Years Ended October 2, 1999, September 30, 1998 and 1997

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

3. EXHIBITS

     Refer to (c) below.

(b) REPORTS ON FORM 8-K

     On December 14, 1998, the Company filed a report on Form 8-K relating to the merger with Altron.

     On February 10, 1999, the Company filed a report on Form 8-K/A relating to the merger with Altron.

     On April 29, 1999, the Company filed a report on Form 8-K relating to the merger with Manu-Tronics.

     On April 30, 1999, the Company filed a report on Form 8-K relating to the offering of convertible subordinated notes.

(c) EXHIBITS

    EXHIBIT
    NUMBER                               DESCRIPTION
    -------                              -----------
     3.2(8)      Restated Certificate of Incorporation of Registrant.
     3.3(1)      Bylaws of Registrant, as amended.
     4.2(1)      Specimen Stock Certificate.
     4.3         Convertible subordinated notes issued in April 1999.
    10.2(4)      Amended 1990 Incentive Stock Plan.

    EXHIBIT
    NUMBER                               DESCRIPTION
    -------                              -----------
    10.3(1)      1993 Employee Stock Purchase Plan.
   .109(k)(2)    Amended and Restated Credit Agreement dated as of August 18,
                 1993 among Sanmina Corporation, Chemical Bank and other
                 lenders.
   .109(k)(5)    Amendment dated July 27, 1995 to Amended and Restated Credit
                 Agreement dated August 18, 1993.
   .109(1)(2)    Revolving Credit Note, $12,000,000.00, Chemical Bank.
    10.10(1)     Lease for premises at 2109 O'Toole Avenue, Suites A-E, San
                 Jose, California (Portion of Plant I).
    10.11(1)     Lease for premises at 2101 O'Toole Avenue, San Jose,
                 California (Portion of Plant I).
    10.12(1)     Lease for premises at 2539 Scott Boulevard, Santa Clara,
                 California (Plant III).
    10.14(1)     Lease for premises at 2060-2068 Bering Drive, San Jose,
                 California (Plant II).
    10.15(1)     Lease for premises at 4220 Business Center Drive, Fremont,
                 California (Plant V).
    10.16(1)     Lease for premises at McCarthy Boulevard, Milpitas,
                 California (Plant VI).
    10.17(1)     Lease for premises at 2121 O'Toole Avenue, San Jose,
                 California (Corporate Headquarters).
    10.19(2)     Lease for premises at 1250 American Parkway, Richards, Texas
                 (Plant VII).
    10.20(2)     Lease for premises at 6453 Kaiser Drive, Fremont, California
                 (Plant VIII).
    10.21(3)     Asset Purchase Agreement dated September 28, 1994 between
                 Registrant and Comptronix Corporation.
    10.22(4)     Lease for premises at 355 East Trimble Road, San Jose,
                 California.
    10.23(5)     Stock Purchase Agreement dated May 31, 1995 between Sanmina
                 Corporation, Assembly Solutions, Inc. and the principal
                 stockholders of Assembly Solutions, Inc.
    10.24(6)     Indenture dated August 15, 1995 between Registrant and
                 Norwest Bank Minnesota, N.A. as Trustee.
    10.25(7)     Asset Purchase Agreement dated September 20, 1996 between
                 Registrant and Comptronix Corporation.
    10.26(9)     Agreement and Plan of Merger dated July 22, 1997 among
                 Registrant, SANM Acquisition Subsidiary, Inc. and Elexsys
                 International, Inc.
    10.26(10)    Agreement and Plan of Merger dated September 2, 1998 among
                 Registrant, SANM Acquisition Subsidiary, Inc. and Altron,
                 Inc.
    10.27(11)    Synthetic lease agreement.
    10.28(12)    Agreement and Plan of Merger dated March 30, 1999 among
                 Registrant, SANM Acquisition Subsidiary, Inc. and
                 Manu-Tronics, Inc.
    13           Annual Report
    21           Subsidiaries of the Registrant.
    23           Consent of Arthur Andersen LLP.
    27           Financial Data Schedule

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

(12) Incorporated by reference to exhibit 2.1 previously filed with Registrant's Report on Form 8-K filed with the SEC on April 29, 1999.

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

Date: December 14, 1999

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----

                    /s/ JURE SOLA                       Chairman, Chief Executive    December 14, 1999
-----------------------------------------------------      Officer and Director
                      Jure Sola                            (Principal Executive
                                                                 Officer)

                  /s/ RANDY W. FURR                     President, Chief Operating   December 14, 1999
-----------------------------------------------------      Officer and Director
                    Randy W. Furr

               /s/ ELIZABETH D. JORDAN                 Executive Vice President and  December 14, 1999
-----------------------------------------------------    Chief Financial Officer
                 Elizabeth D. Jordan                     (Principal Financial and
                                                           Accounting Officer)

                   /s/ NEIL BONKE                                Director            December 14, 1999
-----------------------------------------------------
                     Neil Bonke

                   /s/ JOHN BOLGER                               Director            December 14, 1999
-----------------------------------------------------
                     John Bolger

                 /s/ MARIO M. ROSATI                             Director            December 14, 1999
-----------------------------------------------------
                   Mario M. Rosati

                /s/ JOSEPH M. SCHELL                             Director            December 14, 1999
-----------------------------------------------------
                  Joseph M. Schell

              /s/ BERNARD VONDERSCHMITT                          Director            December 14, 1999
-----------------------------------------------------
                Bernard Vonderschmitt

                                  SCHEDULE II

                              SANMINA CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                        BALANCE AT   CHARGED TO                BALANCE AT
                                                        BEGINNING    COSTS AND                   END OF
                                                        OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
                                                        ----------   ----------   ----------   ----------
Allowance for Doubtful Accounts and Returns
Fiscal year ended September 30, 1997..................    $2,730       $2,288        $273        $4,745
Fiscal year ended September 30, 1998..................    $4,745       $1,994        $945        $5,794
Fiscal year ended October 2, 1999.....................    $5,794       $4,117        $463        $9,448

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Stockholders of Sanmina Corporation:

     We have audited, in accordance with generally accepted auditing standards, the financial statements included in Sanmina Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 22, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule at Item 14(a)2 is the responsibility of Sanmina's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

San Jose, California
October 22, 1999

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    13        Annual Report
     21       Subsidiaries of the Registrant
    23        Consent of Arthur Andersen LLP
    27        Financial Data Schedule