Form 10-Q
period 2000-01-01
SANMINA CORP/DE
filed 2000-01-27
CIK 897723

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

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2000

                                       OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-21272

                              SANMINA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0228183
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

       2700 N. FIRST ST., SAN JOSE, CA                             95134
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                  408/964-3500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of January 24, 2000, there were 59,062,805 shares outstanding of the issuer's common stock, $0.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SANMINA CORPORATION

                                     INDEX

                                                                       PAGE
                                                                       ----
                    PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Statements of Operations.............      3
         Condensed Consolidated Balance Sheets.......................      4
         Condensed Consolidated Statements of Cash Flows.............      5
         Notes to Condensed Consolidated Financial Statements........    6-9
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................  10-14
         Quantitative and Qualitative Disclosures About Market
Item 3.  Risk........................................................     14

                     PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     15
Item 4.  Submission of Matters to a Vote of Security Holders.........     15
Item 6.  Exhibits and Reports on Form 8-K............................     15
         Signature...................................................     16

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      IN THOUSANDS, EXCEPT PER SHARE DATA
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                              ------------------------
                                                              JANUARY 1,    JANUARY 2,
                                                                 2000          1999
                                                              ----------    ----------
Net sales...................................................   $459,685      $275,533
Cost of sales...............................................    381,722       223,249
                                                               --------      --------
  Gross profit..............................................     77,963        52,284
                                                               --------      --------
Operating expenses
  Selling, general and administrative.......................     20,907        20,079
  Amortization of goodwill..................................      1,902           751
  Provision for plant closing and relocation costs..........         --        16,875
  Write down of long-lived assets...........................         --        11,400
  Merger costs..............................................         --         5,479
                                                               --------      --------
          Total operating expenses..........................     22,809        54,584
                                                               --------      --------
Operating income (loss).....................................     55,154        (2,300)
Other income, net...........................................      1,390         1,738
                                                               --------      --------
  Income (loss) before provision for income taxes...........     56,544          (562)
Provision for income taxes..................................     20,356            --
                                                               --------      --------
Net income (loss)...........................................   $ 36,188      $   (562)
                                                               ========      ========
Earnings (loss) per share:
  Basic.....................................................   $   0.61      $  (0.01)
  Diluted...................................................   $   0.58      $  (0.01)
Shares used in computing per share amounts:
  Basic.....................................................     59,047        57,380
  Diluted...................................................     62,722        57,380

                            See accompanying notes.

                              SANMINA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS

                                     ASSETS

                                                              JANUARY 1,     OCTOBER 2,
                                                                 2000           1999
                                                              -----------    ----------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $   52,355     $  136,145
  Short-term investments....................................     301,960        318,457
  Accounts receivable, net..................................     277,726        191,120
  Inventories...............................................     279,849        206,319
  Deferred income taxes.....................................      22,934         22,934
  Prepaid expenses and other................................      11,311         10,195
                                                              ----------     ----------
  Total current assets......................................     946,135        885,170
Property, plant and equipment, net..........................     219,890        206,804
Long-term investments.......................................      52,850         52,850
Deposits and other..........................................      80,064         56,889
                                                              ----------     ----------
                                                              $1,298,939     $1,201,713
                                                              ==========     ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  191,380     $  154,827
  Accrued liabilities and other.............................      58,728         53,444
  Income taxes payable......................................      24,250          9,115
                                                              ----------     ----------
  Total current liabilities.................................     274,358        217,386
                                                              ----------     ----------
Long-term liabilities:
  Convertible subordinated notes............................     355,214        355,259
  Other liabilities.........................................       2,676          2,721
                                                              ----------     ----------
  Total long-term liabilities...............................     357,890        357,980
                                                              ----------     ----------
Stockholders' equity:
  Common stock..............................................         591            589
  Additional paid-in capital................................     296,505        291,435
  Accumulated other comprehensive loss......................      (1,965)        (1,049)
  Retained earnings.........................................     371,560        355,372
                                                              ----------     ----------
  Total stockholders' equity................................     666,691        626,347
                                                              ----------     ----------
                                                              $1,298,939     $1,201,713
                                                              ==========     ==========

                            See accompanying notes.

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                              ------------------------
                                                              JANUARY 1,    JANUARY 2,
                                                                 2000          1999
                                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................   $ 36,188      $   (562)
  Adjustments to reconcile net income (loss) to cash
     provided by (used for) operating activities:
     Depreciation, amortization and other...................     15,599        11,638
     Relocation, plant closing, merger costs and other
      charges...............................................         --        23,686
     Write down of long-lived assets........................         --        11,400
     Changes in operating assets and liabilities, net of
      acquisitions:
       Accounts receivable..................................    (86,605)      (27,013)
       Inventories..........................................    (55,540)         (838)
       Prepaid expenses, deposits and other.................     15,519         1,793
       Accounts payable and accrued liabilities.............     25,220         2,701
       Income tax accounts..................................     15,371        (5,891)
                                                               --------      --------
          Cash provided by (used for) operating
            activities......................................    (34,248)       16,914
                                                               --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................    (26,099)      (16,644)
  Proceeds from maturity of short-term investments..........     42,597        41,919
  Purchases of long-term investments........................         --       (52,850)
  Purchases of property and equipment, net of
     acquisitions...........................................    (25,973)      (11,331)
  Cash paid for businesses acquired, net of cash acquired...    (44,735)       (6,559)
                                                               --------      --------
          Cash used for investing activities................    (54,210)      (45,465)
                                                               --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term liabilities.........................       (404)       (2,263)
  Proceeds from sale of common stock, net of taxes..........      5,072         4,140
                                                               --------      --------
          Cash provided by financing activities.............      4,668         1,877
                                                               --------      --------
Decrease in cash and cash equivalents.......................    (83,790)      (26,674)
Cash and cash equivalents at beginning of period............    136,145        87,978
                                                               --------      --------
Cash and cash equivalents at end of period..................   $ 52,355      $ 61,304
                                                               ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
  Interest..................................................   $  7,365      $    286
  Income Taxes..............................................   $  5,793      $  5,113

                            See accompanying notes.

                              SANMINA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Sanmina Corporation (the "Company" or "Sanmina") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation. All adjustments are of a normal recurring nature.

     The results of operations for the three months ended January 1, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended October 2, 1999, included in Sanmina's annual report on Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Sanmina's fiscal year ends on the Saturday nearest September 30. All general references to years relate to fiscal years unless otherwise noted.

NOTE 2 -- PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Sanmina and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

NOTE 3 -- COMPREHENSIVE INCOME

     SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report a "comprehensive income" that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders' equity. Comprehensive income for Sanmina consists of net income plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. For the three months ended January 1, 2000, the unrealized holding loss on investments and foreign currency translation adjustment were ($485,000) and ($432,000), respectively. For the three months ended January 2, 1999, the unrealized holding loss on investments and foreign currency translation adjustment were ($75,000) and $14,000, respectively. Comprehensive income (loss) for the three months ended January 1, 2000 and January 2, 1999 was $35.6 million and ($601,000), respectively.

NOTE 4 -- ACQUISITIONS

     On October 5, 1999, Sanmina completed the acquisition of certain assets and liabilities of Devtek Electronic Packaging Systems ("DEPS"), a division of Devtek Electronics Enclosure, Inc. for a purchase price of approximately $26.5 million. The acquisition, which was accounted for as a purchase, included the payment of cash and the assumption of debt. The purchase price was allocated to the net assets acquired, which consisted of inventories, equipment, and assumed liabilities, on a fair value basis and resulted in goodwill of approximately $15 million which is being amortized over a ten year period. The results of operations for the three months ended January 1, 2000, include the results of operations of this business from

                              SANMINA CORPORATION

                                  (UNAUDITED)

the date of acquisition. Pro forma information reflecting the acquisition of DEPS has not been presented because the operations of DEPS are not material to Sanmina's consolidated financial statements.

     On November 3, 1999, Sanmina completed the acquisition of certain Chateaudun Electro-Mechanical Subsystem Assembly ("Chateaudun") assets and liabilities of Nortel Networks Corporation for a cash purchase price of approximately $14.2 million, which was also accounted for as a purchase. The purchase price was allocated to the net assets acquired, which consisted of inventories, equipment, and accrued payroll related expenses, on a fair value basis and resulted in goodwill of approximately $6.0 million, which will be amortized over a fifteen year period. The results of operations for the three months ended January 1, 2000, include the results of operations of this business from the date of acquisition. Pro forma information reflecting the acquisition of Chateaudun has not been presented because the operations of Chateaudun are not material to Sanmina's consolidated financial statements.

     On January 5, 2000, Sanmina announced that it has signed a letter of intent to acquire the Clinton, North Carolina electronic enclosure systems facility from Alcatel. The facility includes an 84,000 square foot ISO certified metal fabrication and mechanical assembly facility as well as 26 acres of commercially zoned land. The transaction, which is expected to close in the first quarter of calendar 2000 following execution of a definitive agreement and satisfaction of other closing conditions, also includes a three-year manufacturing service contract between Sanmina and Alcatel.

     On January 10, 2000, Sanmina announced it has signed a three-year strategic manufacturing agreement with Harris Corporation. Under the terms of the agreement, Harris Corporation will outsource its commercial printed circuit board assembly (PCBA) manufacturing to Sanmina. In addition, Sanmina is acquiring Harris' PCBA manufacturing assets and inventory and will lease Harris' ISO 9002-certified, state-of-the art manufacturing facility in San Antonio, Texas. The transaction, which is expected to close in early April, is subject to regulatory approval and other customary conditions.

NOTE 5 -- LONG-LIVED ASSETS

     Sanmina continually evaluates whether long-lived assets have been impaired in value. This process includes evaluating whether projected results of operations of acquired businesses would support the carrying value of related assets including the future amortization of the remaining unamortized balance of goodwill. In the first quarter of fiscal 1999, such evaluation with respect to the acquisition of Pragmatech, Incorporated ("Pragmatech"), indicated the fair value of assets related to Pragmatech were less than the carrying value of the Pragmatech assets. Accordingly, in the first quarter of fiscal 1999, Sanmina recorded an adjustment to write down the remaining $11.4 million of unamortized goodwill arising from the acquisition. The fair value of Pragmatech at the acquisition date was based on the estimated future cash flows to be generated from the assets based on reasonable and supportable assumptions. Financial projections prepared at the time of the acquisition of Pragmatech reflected Sanmina's belief that Sanmina would continue to provide electronics manufacturing services to existing Pragmatech customers and would grow the Pragmatech business at Pragmatech's existing facilities. However, the existing Pragmatech customer relationships could not be restructured to conform to Sanmina's pricing and revenue models, and as a result, the relationships with the former Pragmatech customers have terminated. In addition, Sanmina closed several of the former Pragmatech facilities in fiscal 1998. As a result of these operational factors, Sanmina's analysis of projected revenues, results of operations, and cash flows attributable to the few remaining Pragmatech customers did not support the carrying value of Pragmatech assets, including the unamortized goodwill.

                              SANMINA CORPORATION

                                  (UNAUDITED)

NOTE 6 -- INVENTORIES

     Inventories, stated at the lower of cost or market (first-in, first-out method), consist of:

                                                         JANUARY 1,    OCTOBER 2,
                                                            2000          1999
                                                         ----------    ----------
                                                              (IN THOUSANDS)
Raw materials..........................................   $180,995      $134,042
Work-in-process........................................     76,864        58,498
Finished goods.........................................     21,990        13,779
                                                          --------      --------
                                                          $279,849      $206,319
                                                          ========      ========

NOTE 7 -- EARNINGS PER SHARE ("EPS")

     Basic EPS was computed by dividing net income by the weighted average number of shares of common stock outstanding during the first three months of fiscal 2000 and 1999. Diluted EPS for the first three months of fiscal 2000 includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock, if dilutive. For the three months ended January 2, 1999, potentially dilutive shares and after-tax interest expense were not included in the computation of diluted earnings per share because to do so would increase the profit per share. A reconciliation of the net income and weighted average number of shares used for the diluted earnings per share computations for the first three months of fiscal 2000 is as follows:

                                                                  JANUARY 1,
                                                                     2000
                                                             ---------------------
                                                             (IN THOUSANDS, EXCEPT
                                                              PER SHARE AMOUNTS)
Net income.................................................         $36,188
Add back after-tax interest expense for convertible
subordinated debt..........................................              46
                                                                    -------
Income for calculating earnings per share..................         $36,234
                                                                    =======
Weighted average number of shares outstanding during the
  period...................................................          59,047
Applicable number of shares for stock options outstanding
  for the period...........................................           3,588
Weighted average number of shares if convertible
  subordinated debt were converted.........................              87
                                                                    -------
  Weighted average number of shares........................          62,722
                                                                    =======
Diluted earnings per share.................................         $  0.58
                                                                    =======

NOTE 8 -- COMMITMENTS

     In November 1998, Sanmina entered into an operating lease agreement for a new corporate headquarters and new facilities for its principal Northern California assembly facilities. This campus facility, which comprises approximately 330,000 square feet, is located in San Jose, California. A condition of this operating lease is that Sanmina pledges $52.9 million to the administrative agent until the end of the lease's initial term. Sanmina has classified this amount as a long term investment in the accompanying consolidated balance sheets.

                              SANMINA CORPORATION

                                  (UNAUDITED)

NOTE 9 -- SUBSEQUENT EVENT

     On January 27, 2000, Sanmina announced that its Board of Directors has approved a two-for-one stock split payable in the form of a 100 percent stock dividend. This stock split will be effective for shareholders of record on March 1, 2000, and certificates reflecting the stock split will be issued on or about March 22, 2000. Share and per share data have not been adjusted to give effect to the split. Upon completion of the stock split, the number of shares outstanding will be approximately 120 million.

NOTE 10 -- BUSINESS SEGMENT AND CONCENTRATION OF CREDIT RISK

     Sanmina adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during fiscal 1999. SFAS No. 131 established standards for reporting information about operating segments in financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about product and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers, or decision making group, in deciding how to allocate resources and in assessing performance. Sanmina's chief operating decision maker is the Chief Operating Officer. Based on the evaluation of financial information by the Chief Operating Officer, Sanmina operates in one business segment -- the manufacture, testing and servicing of a full spectrum of complex printed circuit boards, custom back plane interconnect devices, and electronic assembly services. Revenue is principally derived from customers in the United States. Although Sanmina seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina's net sales.

     During the first quarter of fiscal 2000 and fiscal 1999, sales to our ten largest customers accounted for 62% and 54%, respectively of our net sales. For the first quarter of fiscal 2000, sales to two separate customers represented more than 10% of our net sales. For the first quarter of fiscal 1998, sales to one of the same customers represented more than 10% of our net sales.

     Sanmina's most significant credit risk is the ultimate realization of its accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of its customers, and (iii) frequent contact with its customers, especially its most significant customers, thus enabling Sanmina to monitor current changes in business operations and to respond accordingly.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  General

     Sanmina Corporation ("Sanmina") was incorporated in Delaware in May 1989 to acquire its predecessor company which had been in the printed circuit board and backplane business since 1980. Sanmina is a leading independent provider of customized integrated electronic manufacturing services ("EMS"), including turnkey electronic assembly and manufacturing management services, to original equipment manufacturers ("OEM") in the electronics industry. Sanmina's electronics manufacturing services consist primarily of the manufacture of complex printed circuit board assemblies using surface mount ("SMT") and pin-through hole ("PTH") interconnection technologies, the manufacture of custom designed backplane assemblies, fabrication of complex multi-layered printed circuit boards, electronic enclosure systems and testing and assembly of completed systems. In addition to assembly, turnkey manufacturing management also involves procurement and materials management, as well as consultation on printed circuit board design and manufacturing. Sanmina, through its Sanmina Cable Systems ("SCS") subsidiary (formerly known as Golden Eagle Systems), also manufactures custom cable and wire harness assemblies for electronic industry OEMs. In addition, as part of the Elexsys International ("Elexsys") merger completed in November 1997, Sanmina acquired and currently operates a metal stamping and plating business.

     Sanmina's assembly plants are located in Northern California, Richardson, Texas, Manchester, New Hampshire, Durham, North Carolina, Guntersville, Alabama, and Dublin, Ireland. Sanmina's printed circuit board fabrication facilities are located in Northern California, Southern California, and Nashua, New Hampshire. SCS's manufacturing facility is located in Carrollton, Texas. As a result of Sanmina's November 1998 merger with Altron Incorporated ("Altron"), Sanmina has added new fabrication and assembly plants in the Boston, Massachusetts area, Northern California, and Plano, Texas. In addition, as a result of Sanmina's merger with Telo Electronics Incorporated ("Telo") and Manu-Tronics, Inc. ("Manu-Tronics"), Sanmina has added new assembly plants in San Jose, California and in the greater Chicago area. As part of Sanmina's agreement to acquire certain assembly operations of Nortel Networks Corporation, Sanmina added an assembly plant in Calgary, Alberta, Canada on October 1, 1999. In addition, Sanmina also added an assembly plant in Chateaudun, France in November 1999. As part of Sanmina's acquisition of Devtek Electronics Packaging Systems Division on October 5, 1999, Sanmina added an enclosure facility in Toronto, Ontario, Canada.

     Sanmina's results of operations have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. Sanmina's operating results are affected by a number of factors. These factors include timing of orders from major customers, mix of product ordered by and shipped to major customers, the volume of orders as related to Sanmina's capacity, the ability of Sanmina to effectively manage inventory and fixed assets, pricing and competitive pressures, component shortages, which could cause us to be unable to meet customer delivery schedules, and the ability of Sanmina to time expenditures in anticipation of future sales. Sanmina's results are also affected by the mix of products between backplane assemblies and printed circuit boards. Sanmina's results are also affected by general economic conditions in the electronics industry. Sanmina's results can also be significantly influenced by development and introduction of new products by Sanmina's customers. From time to time, Sanmina experiences changes in the volume of sales to each of its principal customers, and operating results may be affected on a period-to-period basis by these changes. Sanmina's customers generally require short delivery cycles, and a substantial portion of Sanmina's backlog is typically scheduled for delivery within six months. Quarterly sales and operating results therefore depend in large part on the volume and timing of bookings received during the quarter, which are difficult to forecast.

     Sanmina's backlog also affects its ability to plan production and inventory levels, which could lead to fluctuations in operating results. In addition, a significant portion of Sanmina's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on Sanmina's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, fluctuations in operating results may also result in fluctuations in the price of Sanmina's convertible subordinated notes and Common Stock.

     Sanmina's customers include a diversified base of OEMs in the communications (telecommunications and networking), industrial and medical instrumentation and high-speed computer systems segments of the electronics industry. These industry segments, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products being manufactured by Sanmina could adversely affect Sanmina's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A general recession in the electronics industry could have a material adverse effect on Sanmina's business, financial condition and results of operations. In addition, Sanmina has no firm long-term volume commitments from its customers and over the last few years has experienced reduced lead-time in customer orders. In addition, customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced orders with new business cannot be assured. There can be no assurance that any of Sanmina's current customers will continue to use Sanmina's manufacturing services. The loss of one or more of Sanmina's principal customers, or reductions in sales to any of such customers, could have a material adverse effect on Sanmina's business, financial condition and results of operations.

     Sanmina has pursued, and intends to continue to pursue, business acquisition opportunities, particularly when these opportunities have the potential to enable Sanmina to increase its net sales while maintaining operating margin, to access new geographic markets, to implement Sanmina's vertical integration strategy and/or obtain facilities and equipment on terms more favorable than those generally available in the market. Acquisitions of companies and businesses and expansion of operations involves certain risks, including (i) the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale or other value, (ii) diversion of management's attention, (iii) difficulties in scaling up productions at new sites and coordinating management of operations at new sites and (iv) loss of key employees of acquired operations. No assurance can be given that Sanmina will not incur problems with integrating acquired operations, and there can be no assurance that Sanmina's recent acquisitions, or any future acquisition will result in a positive contribution to Sanmina's results of operations. Furthermore, there can be no assurance that Sanmina will realize value from any such acquisition which equals or exceeds the consideration paid. In addition, there can be no assurance that Sanmina will realize anticipated strategic and other benefits from expansion of existing operations to new sites. Any such problems could have a material adverse effect on Sanmina's business, financial condition and results of operations. In addition, future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense.

     In addition, Sanmina expects to pursue opportunities to acquire assembly operations being divested by electronics industry OEMs. Sanmina expects that competition for these opportunities among electronics manufacturing services firms will be intense because these transactions typically enable the acquiror to enter into long-term supply arrangements with the divesting OEM. Accordingly, Sanmina's future results of operations could be adversely affected if Sanmina is not successful in attracting a significant portion of the OEM divestiture transactions it pursues. In addition, due to the large scale and long-term nature of supply arrangements typically entered into in OEM divestiture transactions and because cost reductions are generally a major reason why the OEM is divesting operations, pricing of manufacturing services may be less favorable to the manufacturer than in standard contractual relationships. Accordingly, as Sanmina enters into new OEM divestiture transactions, Sanmina may experience erosion in gross margins.

     Sanmina is subject to potential risks related to Year 2000 problems. Many computer systems and software products were unable to distinguish years beginning with "19" from those beginning with "20." As a result, computer systems and/or software products used by many companies were upgraded to comply with such Year 2000 requirements.

     Sanmina completed formal communications with each of its significant suppliers and customers to determine the extent to which Sanmina is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Based on these inquiries, Sanmina believes satisfactory progress was made by its major vendors and customers on Year 2000 readiness. Sanmina updated much of its existing software for Year 2000 compliance by acquiring new or upgraded third party software packages, and by modifying existing internally developed software.

     Sanmina did not experience any interruption to its business activities or incur any impairment to its financial condition or results of operations as a result of passing into calendar year 2000. Sanmina will continue to monitor its own internal systems and products to determine the impact, if any, of problems associated with the Year 2000.

     To date, Year 2000 costs are not considered by Sanmina to be material to its financial condition nor has Sanmina incurred any significant unplanned expenditures to address or remediate Year 2000 problems. Sanmina estimated the cost of its Year 2000 project at approximately $1.7 million. Through January 2, 2000, approximately $1.6 million of this amount was expended.

     This report contains forward-looking statements within the meaning of
Section 72A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Sanmina's future results from operations could vary significantly from these contemplated by such forward-looking statements as a result of the factors described herein. The financial and other information contained herein should be read in conjunction with Sanmina's annual report on Form 10-K for the fiscal year ended October 2, 1999.

  Results of Operations

     The following table sets forth, for the three months ended January 1, 2000 and January 2, 1999, certain items as a percentage of net sales. The table and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

                                                                 THREE MONTHS ENDED
                                                              ------------------------
                                                              JANUARY 1,    JANUARY 2,
                                                                 2000          1999
                                                              ----------    ----------
Net sales...................................................    100.0%        100.0%
Cost of sales...............................................     83.0          81.0
                                                                -----         -----
  Gross Profit..............................................     17.0          19.0
                                                                -----         -----
Selling, general and administrative.........................      4.5           7.3
Amortization of goodwill....................................      0.5           0.3
Provision for plant closing and relocation costs............       --           6.1
Write down of long-lived assets.............................       --           4.1
Merger costs................................................       --           2.0
                                                                -----         -----
  Operating income (loss)...................................     12.0          (0.8)
Other income, net...........................................      0.3           0.6
                                                                -----         -----
  Income (loss) before provision for income taxes...........     12.3          (0.2)
Provision for income taxes..................................      4.4            --
                                                                -----         -----
Net income (loss)...........................................      7.9          (0.2)
                                                                =====         =====

     Sales for the first quarter of fiscal 2000 increased by 66.8% to $459.7 million from $275.5 million in the corresponding quarter of the prior year. The increase in net sales for the first quarter of fiscal 2000 was due primarily to increased shipments of EMS assemblies to both existing and new customers obtained both through acquisitions and internal growth. Sales to Nortel Networks increased substantially in the first quarter of fiscal 2000 due to our recently completed OEM divestiture transaction. Growth in EMS assembly revenues during these periods was influenced by expansion of Sanmina's operations, both through acquisitions and internally-originated expansions, and a generally positive economic environment in the communications, medical and industrial instrumentation, and high-speed computer segments of the electronics industry. Revenue growth was also influenced by the electronics industry trend towards outsourcing.

     Gross margin decreased from 19.0% in the first quarter of fiscal 1999 to 17.0% in the first quarter of fiscal 2000. Sanmina expects gross margins to continue to fluctuate based on the mix of products ordered by and shipped to major customers. The decrease in gross margins for the first quarter was primarily attributable to pricing terms negotiated as part of OEM divestiture transactions, specifically the Nortel Networks transaction, and product and customer mix. Due to increased competition, changes in product and customer mix, and pricing terms negotiated as part of OEM divestiture transactions, we may continue to experience decreases in gross margins.

     In absolute dollars, operating expenses decreased from $54.6 million in the first quarter of fiscal 1999 to $22.8 million in the first quarter of fiscal 2000. The decrease in operating expenses for the first three months of fiscal 2000 was mainly attributable to certain charges recorded in the first three months of fiscal 1999. These charges of $36.1 million related to plant closing and relocation costs, write down of long-lived assets, merger and other costs. As a percentage of sales, operating expenses decreased from 19.8% in the first quarter of 1999 to 5.0% in the first quarter of the current year. Excluding the charges from the first quarter of fiscal 1999, operating expenses as a percentage of sales decreased from 6.7% in the first quarter of fiscal 1999 to 5.0% in the first quarter of fiscal 2000. The quarter-over-quarter increase in operating margin reflects higher sales volume and Sanmina's strategy of focusing on growth in revenues and operating income while maintaining control over expenses.

     Selling, general and administrative expenses increased slightly from $20.1 million in the first quarter of fiscal 1999 to $20.9 million in the first quarter of fiscal 2000. The dollar increase in selling, general and administrative expenses was primarily the result of increased expenditures to support higher sales volume. Sanmina anticipates that operating expenses will continue to increase in absolute dollars due to projected additions to the sales force and other administrative expenditures to support higher sales volume. However, operating expenses as a percentage of sales are anticipated to remain relatively constant or decrease depending upon sales volume and Sanmina's ability to achieve expected operating efficiencies as a result of the integration of acquired businesses.

     For the first quarter of fiscal 2000, Sanmina reported net other income of $1.4 million compared to net other income of $1.7 million for the corresponding quarter of last year. The decrease was a result of lower interest expense in the first quarter of fiscal 1999. For the first three months of fiscal 2000, the interest income from the higher cash balances available following the $350 million ($341.1 million net of issuance costs) issuance of convertible subordinated notes was slightly offset by the interest expense associated with the convertible subordinated notes. In the first quarter of fiscal 1998, Sanmina repaid approximately $12.8 million of outstanding debt assumed in connection with the acquisition of Elexsys. In addition, in August 1998, $86.3 million of outstanding convertible subordinated notes were converted into Common Stock as a result of a redemption call for such notes issued by Sanmina. The decrease in outstanding debt resulted in the reduction of interest expense for the first three months of fiscal 1999.

     Sanmina's provision for income taxes for the three month period ended January 2, 2000 is based upon Sanmina's estimate of the effective tax rate for fiscal 2000 of 36.0%. As there was a net loss for the three months ended January 2, 1999, Sanmina did not record an income tax provision.

  Liquidity and Capital Resources

     Cash, cash equivalents, and short-term investments as of January 1, 2000 were $354.3 million as compared to $454.6 million at October 2, 1999. For the three months ending January 1, 2000, cash used by operations was $34.2 million which was primarily due to increases in receivables resulting from increased sales and higher levels of inventories resulting in part from component shortages. Working capital increased to $671.8 million as of January 1, 2000 compared to $667.8 million at October 2, 1999. This increase was primarily due to increases in receivables and inventories.

     Net cash used for investing activities for the first three months of fiscal 2000 primarily related to the purchase of property, plant, and equipment of $26.0 million. In addition, Sanmina paid approximately $44.7 million in cash for acquisitions.

     Net cash provided by financing activities for the first three months of fiscal year 2000 primarily related to the proceeds from the sale of common stock upon exercise of stock options.

     Sanmina has entered into an operating lease agreement for new facilities in San Jose, California which house its corporate headquarters and certain assembly operations. In connection with these transactions, Sanmina pledged $52.9 million as collateral for certain obligations of the leases.

     Sanmina expects to make additional capital expenditures relating to facility and equipment enhancements as well as information systems upgrades in existing facilities. Future liquidity needs will be dependent upon, among other factors, the extent of capital investments made by Sanmina in plant and equipment, working capital needs of acquired businesses, levels of shipments by Sanmina and changes in volumes of business and other factors. Sanmina believes that its existing cash resources, together with cash generated from operations, will be sufficient to meet Sanmina's liquidity and working capital requirements through at least the next 12 months. Sanmina has recently filed a registration statement with the Securities and Exchange Commission for an offering of 5,000,000 shares of its common stock. In addition, Sanmina may seek to raise additional capital through the future issuance of either debt or equity securities. Debt financing may require Sanmina to pledge assets as collateral and comply with financial ratios and covenants. Equity financing may result in dilution to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has not been a material change in our exposure to interest rate and foreign currency risks since the date of our report on Form 10-K for the fiscal year ended October 2, 1999.

  Interest Rate Risk

     Sanmina's exposure to market risk for changes in interest rates relate primarily to Sanmina's investment portfolio. Currently, Sanmina does not use derivative financial instruments in our investment portfolio. Sanmina invests in high credit quality issuers and, by policy, limits the amount of principal exposure to any one issuer. As stated in Sanmina's policy, Sanmina seeks to ensure the safety and preservation of our invested principal funds by limiting default and market risk.

     Sanmina seeks to mitigate default risk by investing in high-credit quality securities and by positioning our investment portfolio to respond to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Sanmina seeks to mitigate market risk by limiting the principal and investment term of funds held with any one issuer and by investing funds in marketable securities with active secondary or resale markets.

  Foreign Currency Exchange Risk

     We transact business in foreign countries. Our primary foreign currency cash flows are in certain European countries. Currently, we do not employ a foreign currency hedge program with respect to transactions and expenditures originating in these or any other foreign countries. We believe that our foreign currency exchange risk is immaterial.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Sanmina is not currently a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 28, 2000, Sanmina will hold its 2000 Annual Meeting of Stockholders. The matters to be voted upon at the meeting are set forth below:

          1. To elect directors of Sanmina.

          2. To approve amendment to Sanmina's Restated Certificate of Incorporation to increase the number of authorized shares of common stock.

          3. To confirm the appointment of Arthur Andersen LLP as the independent public accountants of Sanmina for the fiscal year ending September 30, 2000.

          4. To transact such other business as may properly come before the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     27.1     Financial Data Schedule for three month period ended January
              1, 2000.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURE

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 27, 2000                    SANMINA CORPORATION
                                          (Registrant)

                                          By:
                                            ------------------------------------
                                                       Randy W. Furr
                                               President and Chief Operating
                                                           Officer

                                          By:
                                            ------------------------------------
                                                    Elizabeth D. Jordan
                                                Executive Vice President and
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 27.1     Financial Data Schedule for three month period ended January
          1, 2000.