Form 10-Q/A
period 2000-01-01
SANMINA CORP/DE
filed 2000-04-11
CIK 897723

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

This 10Q/A is filed for the sole purpose of correcting an error regarding the allowance for doubtful accounts in the Financial Data Schedule, Exhibit 27.1,
Article 5.

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

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                              ------------------------
                                                              JANUARY 1,    JANUARY 2,
                                                                 2000          1999
                                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................   $ 36,188      $   (562)
  Adjustments to reconcile net income (loss) to cash
     provided by (used for) operating activities:
     Depreciation, amortization and other...................     15,599        11,638
     Relocation, plant closing, merger costs and other
      charges...............................................         --        23,686
     Write down of long-lived assets........................         --        11,400
     Changes in operating assets and liabilities, net of
      acquisitions:
       Accounts receivable..................................    (86,605)      (27,013)
       Inventories..........................................    (55,540)         (838)
       Prepaid expenses, deposits and other.................     15,519         1,793
       Accounts payable and accrued liabilities.............     25,220         2,701
       Income tax accounts..................................     15,371        (5,891)
                                                               --------      --------
          Cash provided by (used for) operating
            activities......................................    (34,248)       16,914
                                                               --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................    (26,099)      (16,644)
  Proceeds from maturity of short-term investments..........     42,597        41,919
  Purchases of long-term investments........................         --       (52,850)
  Purchases of property and equipment, net of
     acquisitions...........................................    (25,973)      (11,331)
  Cash paid for businesses acquired, net of cash acquired...    (44,735)       (6,559)
                                                               --------      --------
          Cash used for investing activities................    (54,210)      (45,465)
                                                               --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term liabilities.........................       (404)       (2,263)
  Proceeds from sale of common stock, net of taxes..........      5,072         4,140
                                                               --------      --------
          Cash provided by financing activities.............      4,668         1,877
                                                               --------      --------
Decrease in cash and cash equivalents.......................    (83,790)      (26,674)
Cash and cash equivalents at beginning of period............    136,145        87,978
                                                               --------      --------
Cash and cash equivalents at end of period..................   $ 52,355      $ 61,304
                                                               ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
  Interest..................................................   $  7,365      $    286
  Income Taxes..............................................   $  5,793      $  5,113

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

                                                                  JANUARY 1,
                                                                     2000
                                                             ---------------------
                                                             (IN THOUSANDS, EXCEPT
                                                              PER SHARE AMOUNTS)
Net income.................................................         $36,188
Add back after-tax interest expense for convertible
  subordinated debt........................................              46
                                                                    -------
Income for calculating earnings per share..................         $36,234
                                                                    =======
Weighted average number of shares outstanding during the
  period...................................................          59,047
Applicable number of shares for stock options outstanding
  for the period...........................................           3,588
Weighted average number of shares if convertible
  subordinated debt were converted.........................              87
                                                                    -------
  Weighted average number of shares........................          62,722
                                                                    =======
Diluted earnings per share.................................         $  0.58
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

Date: January 27, 2000                    SANMINA CORPORATION
                                          (Registrant)

                                          By:       /s/ RANDY W. FURR
                                            ------------------------------------
                                                       Randy W. Furr
                                               President and Chief Operating
                                                           Officer

                                          By:    /s/ ELIZABETH D. JORDAN
                                            ------------------------------------
                                                    Elizabeth D. Jordan
                                                Executive Vice President and
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 27.1     Financial Data Schedule for three month period ended January
          1, 2000.