Form 10-Q
period 2000-04-01
SANMINA CORP/DE
filed 2000-05-16
CIK 897723

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 16, 2000, there were 128,912,826 shares outstanding of the issuer's common stock, $0.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SANMINA CORPORATION

                                     INDEX

                                                                        PAGE
                                                                        -----
                        PART I. FINANCIAL INFORMATION
Item 1.   Interim Financial Statements
          Condensed Consolidated Statements of Operations.............      3
          Condensed Consolidated Balance Sheets.......................      4
          Condensed Consolidated Statements of Cash Flows.............      5
          Notes to Condensed Consolidated Financial Statements........    6-9
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................  10-14
Item 3.   Quantitative and Qualitative Disclosure about Market Risk...     14

                         PART II. OTHER INFORMATION
Item 1.   Legal Proceedings...........................................     15
Item 4.   Submission of Matters to a Vote of Security Holders.........     15
Item 6.   Exhibits and Reports on Form 8-K............................     15
Signature.............................................................     16

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                --------------------    ----------------------
                                                APRIL 1,    APRIL 3,     APRIL 1,     APRIL 3,
                                                  2000        1999         2000         1999
                                                --------    --------    ----------    --------
Net sales.....................................  $555,312    $281,140    $1,014,997    $556,673
Cost of sales.................................   467,948     219,525       849,670     442,774
                                                --------    --------    ----------    --------
  Gross profit................................    87,364      61,615       165,327     113,899
                                                --------    --------    ----------    --------
Operating expenses
  Selling, general and administrative.........    21,464      17,308        42,372      37,387
  Amortization of goodwill....................     1,992         804         3,893       1,555
  Provision for plant closing and relocation
     costs....................................        --          --            --      16,875
  Write down of long-lived assets.............        --          --            --      11,400
  Merger costs................................        --          --            --       5,479
                                                --------    --------    ----------    --------
          Total operating expenses............    23,456      18,112        46,265      72,696
                                                --------    --------    ----------    --------
Operating income..............................    63,908      43,503       119,062      41,203
Other income, net.............................     4,702       1,809         6,092       3,547
                                                --------    --------    ----------    --------
          Income before provision for income
            taxes.............................    68,610      45,312       125,154      44,750
Provision for income taxes....................    24,700      16,540        45,056      16,540
                                                --------    --------    ----------    --------
Net income....................................  $ 43,910    $ 28,772    $   80,098    $ 28,210
                                                ========    ========    ==========    ========
Earnings per share:
  Basic.......................................  $   0.35    $   0.25    $     0.66    $   0.25
  Diluted.....................................  $   0.33    $   0.23    $     0.62    $   0.23
Shares used in computing per share amounts:
  Basic.......................................   124,343     115,524       121,219     115,136
  Diluted.....................................   131,899     123,509       128,672     122,509

                            See accompanying notes.

                              SANMINA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               APRIL 1,      OCTOBER 2,
                                                                 2000           1999
                                                              -----------    ----------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  504,159     $  136,145
  Short-term investments....................................     352,127        318,457
  Accounts receivable, net..................................     332,172        191,120
  Inventories...............................................     309,272        206,319
  Deferred income taxes.....................................      22,934         22,934
  Prepaid expenses and other................................      13,269         10,195
                                                              ----------     ----------
          Total current assets..............................   1,533,933        885,170
Property, plant and equipment, net..........................     262,464        206,804
Long-term investments.......................................      52,850         52,850
Deposits and other..........................................      84,688         56,889
                                                              ----------     ----------
                                                              $1,933,935     $1,201,713
                                                              ==========     ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  232,886     $  154,827
  Accrued liabilities and other.............................      65,316         53,444
  Income taxes payable......................................      17,935          9,115
                                                              ----------     ----------
          Total current liabilities.........................     316,137        217,386
                                                              ----------     ----------
Long-term liabilities:
  Convertible subordinated notes............................     355,020        355,259
  Other liabilities.........................................       2,249          2,721
                                                              ----------     ----------
          Total long-term liabilities.......................     357,269        357,980
                                                              ----------     ----------
Stockholders' equity:
  Common stock..............................................       1,286            589
  Additional paid-in capital................................     846,756        291,435
  Accumulated other comprehensive loss......................      (2,983)        (1,049)
  Retained earnings.........................................     415,470        335,372
                                                              ----------     ----------
          Total stockholders' equity........................   1,260,529        626,347
                                                              ----------     ----------
                                                              $1,933,935     $1,201,713
                                                              ==========     ==========

                            See accompanying notes.

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                              ---------------------
                                                              APRIL 1,     APRIL 3,
                                                                2000         1999
                                                              ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  80,098    $ 28,210
  Adjustments to reconcile net income to cash provided by
     (used for) operating activities:
     Depreciation, amortization and other...................     32,593      23,135
     Relocation, plant closing, merger costs and other
      charges...............................................         --      23,686
     Write down of long-lived assets........................         --      11,400
     Changes in operating assets and liabilities, net of
      acquisitions:
       Accounts receivable..................................   (143,702)    (27,997)
       Inventories..........................................    (72,263)    (17,816)
       Prepaid expenses, deposits and other.................     13,484       4,934
       Accounts payable and accrued liabilities.............     73,119       8,889
       Income tax accounts..................................      9,022     (11,067)
                                                              ---------    --------
          Cash provided by (used for) operating
            activities......................................     (7,649)     43,374
                                                              ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................   (169,270)    (31,072)
  Proceeds from maturity of short-term investments..........    135,600      66,370
  Purchases of long-term investments........................         --     (52,850)
  Purchases of property and equipment, net of
     acquisitions...........................................    (75,503)    (28,517)
  Cash paid for businesses acquired, net of cash acquired...    (70,195)    (13,359)
                                                              ---------    --------
          Cash used for investing activities................   (179,368)    (59,428)
                                                              ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term liabilities.........................       (987)    (10,363)
  Proceeds from sale of common stock, net...................    556,018      10,029
                                                              ---------    --------
          Cash provided by (used for) financing
            activities......................................    555,031        (334)
                                                              ---------    --------
Increase (decrease) in cash and cash equivalents............    368,014     (16,388)
Cash and cash equivalents at beginning of period............    136,145      87,978
                                                              ---------    --------
Cash and cash equivalents at end of period..................  $ 504,159    $ 71,590
                                                              =========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
  Interest..................................................  $   7,618    $    645
  Income Taxes..............................................  $  35,992    $ 23,517

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

     The results of operations for the three months and/or six months ended April 1, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended October 2, 1999, included in Sanmina's annual report on Form 10-K.

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

NOTE 3 -- COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report a "comprehensive income" that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders' equity. Comprehensive income for Sanmina consists of net income plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. For the six months ended April 1, 2000, the net unrealized holding loss on investments and foreign currency translation adjustment were ($250,141) and ($988,326), respectively. For the six months ended April 3, 1999, the net unrealized holding loss on investments and foreign currency translation adjustment were ($89,085) and ($561,007), respectively. Comprehensive income for the six months ended April 1, 2000 and April 3, 1999 was $78.9 million and $27.6 respectively.

NOTE 4 -- ACQUISITIONS

     On March 1, 2000, Sanmina acquired certain printed circuit board assembly
(PCBA) manufacturing assets from Harris Corporation ("Harris") for a cash purchase price of approximately $1.7 million. This transaction was accounted for as a purchase. Under the terms of the agreement, Sanmina acquired Harris' PCBA manufacturing assets and inventory and will lease Harris' ISO 9002-certified, state-of-the art manufacturing facility in San Antonio, Texas. The agreement also includes a three-year strategic manufacturing partnership agreement for Harris to outsource its commercial PCBA manufacturing to Sanmina. With the new operation, Sanmina will be able to provide its customers full systems integration, box build and all levels of system test, thus expanding the company's EMS capabilities in the important telecommunications corridor

                              SANMINA CORPORATION

                                  (UNAUDITED)

in the south central region of the U.S. The results of operations for the three months ended April 1, 2000, include the results of operations of this business from the date of acquisition. Pro forma information reflecting the acquisition of Harris has not been presented as the operations of Harris are not material to Sanmina's consolidated financial statements.

     On March 6, 2000, Sanmina acquired Alcatel's Clinton, North Carolina electronic enclosure systems facility for a purchase price of approximately $23.8 million. This transaction was also accounted for as a purchase. The purchase price was allocated to the net assets acquired, which consisted of inventories, equipment, and accrued payroll related expenses, based on fair market value, resulting in goodwill of approximately $8 million, which will be amortized over a period of 10 years. The facility includes an 84,000 square foot ISO certified metal fabrication and mechanical assembly facility as well as 26 acres of commercially zoned land. The transaction also includes a three-year manufacturing service contract between Sanmina and Alcatel. The results of operations for the three months ended April 1, 2000, include the results of operations of this business from the date of acquisition. Pro forma information reflecting the acquisition of Alcatel has not been presented as the operations of Alcatel are not material to Sanmina's consolidated financial statements.

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

NOTE 6 -- INVENTORIES

     Inventories, stated at the lower of cost or market (first-in, first-out method), consist of:

                                                         APRIL 1,    OCTOBER 2,
                                                           2000         1999
                                                         --------    ----------
                                                             (IN THOUSANDS)
Raw materials..........................................  $179,181     $134,042
Work-in-process........................................   101,246       58,498
Finished goods.........................................    28,845       13,779
                                                         --------     --------
                                                         $309,272     $206,319
                                                         ========     ========

                              SANMINA CORPORATION

                                  (UNAUDITED)

NOTE 7 -- EARNINGS PER SHARE ("EPS")

     Basic EPS was computed by dividing net income by the weighted average number of shares of common stock outstanding during the second quarter and first six months of fiscal 2000 and 1999. Diluted EPS for the second quarter and first six months of fiscal 2000 and 1999 includes dilutive common stock equivalents using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock, if dilutive. Reconciliations of the net income and weighted average number of shares used for the diluted earnings per share computations for the second quarter and first three months of fiscal 2000 and 1999 are as follows:

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  --------------------    --------------------
                                                  APRIL 1,    APRIL 3,    APRIL 1,    APRIL 3,
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income......................................  $ 43,910    $ 28,772    $ 80,098    $ 28,210
Add back after-tax interest expense for
  convertible subordinated debt.................        46          --          92          --
                                                  --------    --------    --------    --------
Income for calculating earnings per share.......  $ 43,956    $ 28,772    $ 80,190    $ 28,210
                                                  ========    ========    ========    ========
Weighted average number of share outstanding
  during the period.............................   124,343     115,524     121,219     115,136
Applicable number of shares for stock options
  outstanding for the period....................     7,388       7,985       7,282       7,373
Weighted average number of shares if convertible
  subordinated debt were converted..............       168          --         171          --
                                                  --------    --------    --------    --------
  Weighted average number of shares.............   131,899     123,509     128,672     122,509
                                                  ========    ========    ========    ========
Diluted earnings per share......................  $   0.33    $   0.23    $   0.62    $   0.23
                                                  ========    ========    ========    ========

NOTE 8 -- EQUITY OFFERING

     On February 8, 2000, Sanmina completed a public offering of 9,550,000 shares of Common Stock at $59.00 per share. The net proceeds will be used for working capital and other general corporate purposes.

NOTE 9 -- STOCK SPLIT

     On March 22, 2000, Sanmina effected a two-for-one stock split in the form of a 100 percent stock dividend. Shareholders of record as of March 1, 2000 received one additional share of common stock for every share owned. Share and per share data for all periods presented herein have been adjusted to give effect to the stock split.

NOTE 10 -- COMMITMENTS

     In November 1998, Sanmina entered into an operating lease agreement for a new corporate headquarters and new facilities for its principal Northern California assembly facilities. This campus facility, which comprises approximately 330,000 square feet, is located in San Jose, California. A condition of this operating lease is that Sanmina pledges $52.9 million to the administrative agent until the end of the lease's initial term. Sanmina has classified this amount as a long-term investment in the accompanying consolidated balance sheets.

                              SANMINA CORPORATION

                                  (UNAUDITED)

NOTE 11 -- SUBSEQUENT EVENT

     On April 17, 2000, Sanmina announced that it had signed a definitive agreement to merge with Hadco Corporation ("Hadco"). The merger will be accounted for as a pooling of interests. Under the terms of the merger agreement each outstanding share of Hadco common stock will be converted into 1.4 shares of Sanmina common stock, upon the closing of the merger. The merger is subject to certain conditions including the approval of Hadco's shareholders. Headquartered in Salem, New Hampshire, Hadco Corporation is a leading developer and supplier of advanced electronic interconnect products and services and is recognized for its leading-edge circuit fabrication technology.

NOTE 12 -- BUSINESS SEGMENT AND CONCENTRATION OF CREDIT RISK

     Sanmina adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during fiscal 1999. SFAS No. 131 established standards for reporting information about operating segments in financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about product and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers, or decision making group, in deciding how to allocate resources and in assessing performance. Sanmina's chief operating decision-maker is the Chief Operating Officer. Based on the evaluation of financial information by the Chief Operating Officer, Sanmina operates in one business segment -- the manufacture, testing and servicing of a full spectrum of complex printed circuit boards, custom back plane interconnect devices, and electronic assembly services. Revenue is principally derived from customers in the United States. Although Sanmina seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina's net sales.

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

NOTE 13 -- RECENT ACCOUNTING PRONOUNCEMENT

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Sanmina does not believe that SAB 101 will have a material effect on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Sanmina Corporation ("Sanmina") was incorporated in Delaware in May 1989 to acquire its predecessor company which had been in the printed circuit board and backplane business since 1980. Sanmina is a leading independent provider of customized integrated electronics manufacturing services, including turnkey electronic assembly and turnkey manufacturing management services, to original equipment manufacturers ("OEMs") in the electronics industry. Sanmina's electronic manufacturing services consist primarily of the manufacture of complex printed circuit board assemblies using surface mount ("SMT") and pin through-hole ("PTH") interconnection technologies, the manufacture of custom designed backplane assemblies, fabrication of complex multilayer printed circuit boards, electronic enclosure systems manufacture, and testing and assembly of completed systems. In addition to assembly, turnkey manufacturing management also involves procurement and materials management, as well as consultation on printed circuit board design and manufacturability. Sanmina also manufactures custom cable and wire harness assemblies for electronics industry OEMs. These manufacturing services are provided by Sanmina personnel at Sanmina's facilities.

     Sanmina's assembly plants are located in Northern California, Richardson, Texas, Manchester, New Hampshire, Durham, North Carolina, Guntersville, Alabama, and Dublin, Ireland. Sanmina's printed circuit board fabrication facilities are located in Northern California, Southern California, and Nashua, New Hampshire. SCS's manufacturing facility is located in Carrollton, Texas. As a result of Sanmina's November 1998 merger with Altron Incorporated ("Altron"), Sanmina has added new fabrication and assembly plants in the Boston, Massachusetts area, Northern California, and Plano, Texas. In addition, as a result of Sanmina's merger with Telo Electronics Incorporated ("Telo") and Manu-Tronics, Inc. ("Manu-Tronics"), Sanmina has added new assembly plants in San Jose, California and in the greater Chicago area. As part of Sanmina's agreement to acquire certain assembly operations of Nortel Networks Corporation, Sanmina added an assembly plant in Calgary, Alberta, Canada on October 1, 1999. In addition, Sanmina also added an assembly plant in Chateaudun, France in November 1999. As part of Sanmina's agreement to acquire certain manufacturing assets of Harris, Sanmina added an assembly plant in San Antonio, Texas. As part of Sanmina's acquisition of Devtek Electronics Packaging Systems Division on October 5, 1999, Sanmina added an enclosure facility in Toronto, Ontario, Canada. In addition, Sanmina also added an enclosure facility in Clinton, North Carolina in March 2000, with the acquisition of Alcatel's electronic enclosure systems facility.

     Sanmina's results of operations have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. Sanmina's operating results are affected by a number of factors. These factors include timing of orders from major customers, mix of product ordered by and shipped to major customers, the volume of orders as related to Sanmina's capacity, the ability of Sanmina to effectively manage inventory and fixed assets, pricing and competitive pressures, supplier component shortages, which could cause Sanmina to be unable to meet customer delivery schedules, and the ability of Sanmina to time expenditures in anticipation of future sales. Sanmina's results are also affected by the mix of products between backplane assemblies and printed circuit boards. Sanmina's results are also affected by general economic conditions in the electronics industry. Sanmina's results can also be significantly influenced by development and introduction of new products by Sanmina's customers. From time to time, Sanmina experiences changes in the volume of sales to each of its principal customers, and operating results may be affected on a period-to-period basis by these changes. Sanmina's customers generally require short delivery cycles, and a substantial portion of Sanmina's backlog is typically scheduled for delivery within six months. Quarterly sales and operating results therefore depend in large part on the volume and timing of bookings received during the quarter, which are difficult to forecast.

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

     Sanmina has pursued, and intends to continue to pursue, business acquisition opportunities, particularly when these opportunities have the potential to enable Sanmina to increase its net sales while maintaining operating margin, to access new geographic markets, to implement Sanmina's vertical integration strategy and/or to obtain facilities and equipment on terms more favorable than those generally available in the market place. Acquisitions of companies and businesses and expansion of operations involves certain risks, including (i) the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale or other value, (ii) diversion of management's attention, (iii) difficulties in scaling up productions at new sites and coordinating management of operations at new sites and (iv) loss of key employees of acquired operations. No assurance can be given that Sanmina will experience such issues with integrating acquired operations, and there can be no assurance that Sanmina's recent acquisitions, or any future acquisition will result in a positive contribution to Sanmina's results of operations. Furthermore, there can be no assurance that Sanmina will realize value from any such acquisition which equals or exceeds the consideration paid. In addition, there can be no assurance that Sanmina will realize anticipated strategic and other benefits from expansion of existing operations to new sites. Any such issues could have a material adverse effect on Sanmina's business, financial condition and results of operations. In addition, future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense.

     In addition, Sanmina expects to pursue opportunities to acquire assembly operations being divested by electronics industry OEMs. Sanmina expects that competition for these opportunities among electronics manufacturing services firms will be intense as these transactions typically enable the acquirer to enter into long-term supply arrangements with the divesting OEM. Accordingly, Sanmina's future results of operations could be adversely affected if Sanmina is not successful in attracting a significant portion of the OEM divestiture transactions it pursues. In addition, due to the large scale and long-term nature of supply arrangements typically entered into in OEM divestiture transactions and because cost reductions are generally a major reason why the OEM is divesting operations, pricing of manufacturing services may be less favorable to the manufacturer than in standard contractual relationships. Accordingly, as Sanmina enters into new OEM divestiture transactions, Sanmina may experience erosion in gross margins.

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

     To date, Year 2000 costs are not considered by Sanmina to be material to its financial condition nor has Sanmina incurred any significant unplanned expenditures to address or remediate Year 2000 problems. Sanmina estimated the cost of its Year 2000 project at approximately $1.7 million. Through April 1, 2000, approximately $1.6 million of this amount was expended.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the three and six months ended April 1, 2000 and April 3, 1999, certain items as a percentage of net sales. The table and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                            ------------------------------    ------------------------------
                                            APRIL 1, 2000    APRIL 3, 1999    APRIL 1, 2000    APRIL 3, 1999
                                            -------------    -------------    -------------    -------------
Net sales.................................       100%             100%             100%             100%
Cost of sales.............................      84.3             78.1             83.7             79.5
  Gross Profit............................      15.7             21.9             16.3             20.5
Selling, general and administrative.......       3.9              6.1              4.2              6.7
Amortization of goodwill..................       0.3              0.3              0.4              0.3
Provision for plant closing and
  relocation..............................        --               --               --              3.0
Write down of long-lived assets...........        --               --               --              2.1
Merger costs..............................        --               --               --              1.0
  Operating income........................      11.5             15.5             11.7              7.4
Other income, net.........................       0.9              0.6              0.6              0.6
  Income before income taxes..............      12.4             16.1             12.3              8.0
Provision for income taxes................       4.5              5.9              4.4              3.0
Net income................................       7.9             10.2              7.9              5.0

     Sales for the second quarter of fiscal 2000 increased by 97.5% to $555.3 million from $281.1 million in the corresponding quarter of the prior year. The increase in net sales for the second quarter of fiscal 2000 was due primarily to increased shipments of EMS assemblies to both existing and new customers obtained through internal growth and strategic acquisitions, including the recent manufacturing partnership agreement with Harris to outsource its commercial PCBA manufacturing to Sanmina. Sales to Nortel Networks continued to increase substantially in the second quarter of fiscal 2000 due to the purchase of certain manufacturing facilities from Nortel Networks by Sanmina in the first quarter of fiscal 2000. The overall growth in EMS assembly revenues during the first six months of fiscal 2000 was influenced by the expansion of Sanmina's existing operations, through acquisitions and a generally positive economic environment in the communications, medical and industrial instrumentation, and high-speed computer segments of the electronics industry. Revenue growth was also influenced by the electronics industry trend towards outsourcing.

     Gross margin decreased from 21.9% in the second quarter of fiscal 1999 to 15.7% in the second quarter of fiscal 2000. The decrease in gross margins for the second quarter was attributable to pricing terms negotiated as part of OEM divestiture transactions, specifically the Nortel Networks transaction, and product and customer mix. Sanmina expects gross margins to continue to fluctuate based on the mix of products ordered by and shipped to major customers, increased competition, and pricing terms negotiated as part of OEM divestiture transactions.

     Operating expenses increased from $18.1 million in the second quarter of fiscal 1999 to $23.5 million in the second quarter of fiscal 2000. As a percentage of sales, operating expenses decreased from 6.4% to 4.2% in the second quarter of fiscal 2000. For the six months ended, operating expenses in absolute dollars decreased from $72.7 million in fiscal 1999 to $46.3 million in fiscal 2000 and operating expenses as a percentage of sales decreased from 13.1% in fiscal 1999 to 4.6% in fiscal 2000. The decrease in operating expenses for the first six months of fiscal 2000 as compared to the first six months ended in fiscal 1999 was mainly attributable to certain charges recorded in fiscal 1999. These charges of $36.1 million related to plant closing and relocation costs, write down of long-lived assets, merger and other costs. Excluding the charges from the first six months of fiscal 1999, operating expenses as a percentage of sales decreased from 6.6% in the first six months of fiscal 1999 to 4.6% in the first six months of fiscal 2000. The quarter-over-quarter decrease in operating expenses as a percentage of sales reflects Sanmina's strategy to leverage its operating margin by growing the top line at a faster rate than its operating expenses.

     Selling, general and administrative expenses increased from $17.3 million in the second quarter of fiscal 1999 to $21.5 million in the second quarter of fiscal 2000. As a percentage of sales, selling, general and administrative expenses declined from 6.1% in the second quarter of fiscal 1999 to 3.9% for the second quarter of fiscal 2000. The absolute dollar increase in selling, general and administrative expenses was primarily the result of increased expenditures to support higher sales volume. Sanmina anticipates that operating expenses will continue to increase in absolute dollars due to projected additions to the sales force and other administrative expenditures to support higher sales volume. However, operating expenses as a percentage of sales are anticipated to remain relatively constant or decrease depending upon sales volume and Sanmina's ability to achieve expected operating efficiencies as a result of the integration of acquired businesses.

     For the second quarter of fiscal 2000, Sanmina reported net other income of $4.7 million compared to net other income of $1.8 million for the corresponding quarter of the prior year. The increase was primarily attributable to the interest earned on the higher cash balances available following the $540.2 million net proceeds from the issuance of common stock completed February 8, 2000.

     Sanmina's provision for income taxes for the second quarter of fiscal 2000 is based upon Sanmina's estimate of the effective tax rate for fiscal year 2000 of 36.0%. For the second quarter of fiscal 1999, Sanmina's effective tax rate was 36.5%. The lower rate in the current year represents the benefit of foreign operations taxed at a reduced rate.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, and short-term investments as of April 1, 2000 were $856.3 million as compared to $454.6 million at October 2, 1999. For the six months ending April 1, 2000, cash used by operations was $7.6 million, which was primarily due to increases in receivables resulting from increased sales volume and higher inventory levels required to meet current demand and in part due to certain component shortages. Working capital increased to $1,217.8 million as of April 1, 2000 compared to $667.8 million at October 2, 1999. Primarily due to the proceeds received from the issuance of common stock in February 2000 and increases in receivables and inventories.

     Net cash used for investing activities for the first six months of fiscal 2000 primarily related to the purchase of short-term investments of $169.3 million, and the purchase of property, plant, and equipment of $75.5 million required to meet customer demand. In addition, Sanmina paid approximately $70.2 million in cash for businesses acquired. In connection with the purchase of equipment and inventory from Harris, Sanmina has additional cash commitments of approximately $28 million to purchase two facilities principally fixed assets and inventory of Harris and an additional facility at an amount to be determined at a later date.

     Net cash provided by financing activities for the first six months of fiscal year 2000 primarily related to the proceeds from the issuance of common stock.

     Sanmina has entered into an operating lease agreement for new facilities in San Jose, California which house its corporate headquarters and certain assembly operations. In connection with these transactions, Sanmina pledged $52.9 million as collateral for certain obligations of the lease.

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

  Interest Rate Risk

     Sanmina's exposure to market risk for changes in interest rates relate primarily to Sanmina's investment portfolio. Currently, Sanmina does not use derivative financial instruments in its investment portfolio. Sanmina invests in high credit quality issuers and, by policy, limits the amount of principal exposure to any one issuer. As stated in Sanmina's policy, Sanmina seeks to ensure the safety and preservation of our invested principal funds by limiting default and market risk.

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

  Foreign Currency Exchange Risk

     Sanmina transacts business in foreign countries. Our primary foreign currency cash flows are in certain European countries and Canada. During April 2000, Sanmina implemented a hedging program to mitigate the risk of currency fluctuation in these areas.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Sanmina is not currently a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 28, 2000, Sanmina held its 2000 Annual Meeting of Stockholders. The matters voted upon at the meeting and the vote with respect to each such matter are set forth below:

          1. Election of John Bolger, Neil Bonke, Randy Furr, Joseph Schell, Jure Sola, Mario Rosati, and Bernard Vonderschmitt as Directors of Sanmina.

                                                           FOR        WITHHELD
                                                        ----------    --------
John Bolger...........................................  53,125,695    127,489
Neil Bonke............................................  53,125,695    127,489
Randy Furr............................................  53,125,668    127,516
Joseph Schell.........................................  53,125,695    127,489
Jure Sola.............................................  53,125,621    127,563
Mario Rosati..........................................  53,125,695    127,489
Bernard Vonderschmitt.................................  53,125,695    127,489

          2. Approval of an amendment to Sanmina's Restated Certificate of Incorporation to increase the number of authorized shares of common stock:

    FOR:  48,402,978          AGAINST:  4,781,426          ABSTAIN:  68,780

          3. Ratification of the appointment of Arthur Andersen LLP as the independent public accountants of Sanmina for the fiscal year ending September 30, 2000:

    FOR:  53,204,318          AGAINST:  17,103             ABSTAIN:  31,763

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     27.1      Financial Data Schedule for three month period ended April
               1, 2000.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURE

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SANMINA CORPORATION
                                          (Registrant)

                                          Date: May 16, 2000

                                          By:       /s/ RANDY W. FURR

                                            ------------------------------------
                                                       Randy W. Furr
                                               President and Chief Operating
                                                           Officer

                                          By:    /s/ ELIZABETH D. JORDAN

                                            ------------------------------------
                                                    Elizabeth D. Jordan
                                                Executive Vice President and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     27.1      Financial Data Schedule for three month period ended April
               1, 2000.