Form 10-Q
period 2000-07-01
SANMINA CORP/DE
filed 2000-08-15
CIK 897723

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of August 7, 2000, there were 151,391,529 shares outstanding of the issuer's common stock, $0.01 par value.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SANMINA CORPORATION

                                     INDEX

                                                              PAGE
                                                              ----
               PART I. FINANCIAL INFORMATION
Item 1. Interim Financial Statements
         Condensed Consolidated Statements of Operations....    1
         Condensed Consolidated Balance Sheets..............    2
         Condensed Consolidated Statements of Cash Flows....    3
         Notes to Condensed Consolidated Financial
        Statements..........................................    4
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................   17
Item 3. Quantitative and Qualitative Disclosures about
  Market Risks..............................................   23

                 PART II. OTHER INFORMATION
Item 1. Legal Proceedings...................................   24
Item 6. Exhibits and Reports on Form 8-K....................   24
         Signature..........................................   25

                                  SANMINA CORPORATION

                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                      (UNAUDITED)

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                             ----------------------    ------------------------
                                              JULY 1,      JULY 3,      JULY 1,       JULY 3,
                                                2000         1999         2000          1999
                                             ----------    --------    ----------    ----------
Net sales..................................  $1,000,632    $604,622    $2,639,580    $1,729,693
Cost of sales..............................     853,266     494,517     2,235,849     1,433,057
                                             ----------    --------    ----------    ----------
  Gross profit.............................     147,366     110,105       403,731       296,636
                                             ----------    --------    ----------    ----------
Operating expenses
  Selling, general and administrative......      69,131      38,584       154,638       115,338
  Amortization of goodwill.................       5,110       3,971        15,241        11,786
  Provision for plant closing and
     relocation costs......................          --          --            --        16,875
  Write down of long-lived assets..........       8,750          --         8,750        11,400
  Merger and restructuring costs...........      47,201          --        47,201         5,479
                                             ----------    --------    ----------    ----------
          Total operating expenses.........     130,192      42,555       225,830       160,878
                                             ----------    --------    ----------    ----------
Operating income...........................      17,174      67,550       177,901       135,758
Other income (expense), net................       2,147      (5,483)       (4,310)      (18,185)
                                             ----------    --------    ----------    ----------
     Income before provision for income
       taxes...............................      19,321      62,067       173,591       117,573
Provision for income taxes.................      17,500      22,602        73,416        43,752
                                             ----------    --------    ----------    ----------
Net income.................................  $    1,821    $ 39,465    $  100,175    $   73,821
                                             ==========    ========    ==========    ==========
Earnings per share:
  Basic....................................  $     0.01    $   0.29    $     0.69    $     0.54
  Diluted..................................  $     0.01    $   0.27    $     0.65    $     0.51
Shares used in computing per share amounts:
  Basic....................................     150,818     137,481       145,200       136,432
  Diluted..................................     158,995     144,958       153,202       144,039

                            See accompanying notes.

                              SANMINA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                               JULY 1,      OCTOBER 2,
                                                                 2000          1999
                                                              ----------    ----------
Current assets:
  Cash and cash equivalents.................................  $  397,273    $  148,754
  Short-term investments....................................     342,954       318,457
  Accounts receivable, net..................................     542,481       335,288
  Inventories...............................................     480,496       299,261
  Deferred income taxes.....................................      40,723        34,414
  Prepaid expenses and other................................      31,018        19,959
                                                              ----------    ----------
          Total current assets..............................   1,834,945     1,156,133
Property, plant and equipment, net..........................     604,525       549,434
Long-term investments.......................................      53,108        53,056
Goodwill and intangibles....................................     279,499       229,070
Deposits and other..........................................      14,120        19,748
                                                              ----------    ----------
                                                              $2,786,197    $2,007,441
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  409,430    $  280,914
  Accrued liabilities and other.............................     163,585       122,781
  Income taxes payable......................................      12,061        10,088
                                                              ----------    ----------
          Total current liabilities.........................     585,076       413,783
                                                              ----------    ----------
Long-term liabilities:
  Convertible subordinated notes............................     354,965       355,259
  Long-term debt and other..................................     306,030       374,305
                                                              ----------    ----------
          Total long-term liabilities.......................     660,995       729,564
                                                              ----------    ----------
Stockholders' equity:
  Common stock..............................................       1,511           800
  Additional paid-in capital................................   1,066,598       480,651
  Accumulated other comprehensive loss......................      (6,398)       (1,864)
  Retained earnings.........................................     478,415       384,507
                                                              ----------    ----------
          Total stockholders' equity........................   1,540,126       864,094
                                                              ----------    ----------
                                                              $2,786,197    $2,007,441
                                                              ==========    ==========

                            See accompanying notes.

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                              ----------------------
                                                               JULY 1,      JULY 3,
                                                                2000         1999
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 100,175    $  73,821
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Adjustment to conform year end of pooled entities......     (6,267)          --
     Depreciation, amortization and other...................    127,243       96,656
     Relocation, plant closing, merger costs and other
      charges...............................................     47,201       23,686
     Write down of long-lived assets........................      8,750       11,400
     Changes in operating assets and liabilities, net of
      acquisitions:
       Accounts receivable..................................   (214,394)     (56,072)
       Inventories..........................................   (145,083)     (34,782)
       Prepaid expenses, deposits and other.................    (29,659)      (1,365)
       Accounts payable and accrued liabilities.............    117,877       25,128
       Income tax accounts..................................      1,358       16,161
                                                              ---------    ---------
          Cash provided by operating activities.............      7,201      154,633
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................   (289,812)    (263,164)
  Proceeds from maturity of short-term investments..........    265,315      121,645
  Purchases of long-term investments........................         --      (52,850)
  Purchases of property and equipment, net of
     acquisitions...........................................   (129,992)     (88,421)
  Cash paid for businesses acquired, net of cash acquired...   (109,848)     (19,369)
                                                              ---------    ---------
          Cash used for investing activities................   (264,337)    (302,159)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (payments) of long-term liabilities..............    (75,826)     284,783
  Proceeds from sale of common stock, net...................    581,481       26,971
                                                              ---------    ---------
          Cash provided by financing activities.............    505,655      311,754
                                                              ---------    ---------
Increase in cash and cash equivalents.......................    248,519      164,228
Cash and cash equivalents at beginning of period............    148,754       96,425
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $ 397,273    $ 260,653
                                                              =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
  Interest..................................................  $  15,158    $  29,361
  Income taxes..............................................  $  73,022    $  34,065

                            See accompanying notes.

                              SANMINA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Sanmina Corporation (the "Company" or "Sanmina") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary for a fair presentation.

     The results of operations for the three months and/or nine months ended July 1, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended October 2, 1999, included in Sanmina's annual report on Form 10-K.

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

NOTE 2 -- ACQUISITIONS

     On June 1, 2000, Sanmina acquired Essex AB ("Essex"), a major electronics manufacturing services (EMS) supplier in Scandinavia. The transaction was structured as a stock-for-stock exchange and was accounted for as a pooling of interests. Under the terms of the agreement, each share of Essex Common Stock was converted into approximately 10.20 shares of Sanmina Common Stock. Approximately 2.0 million shares of common stock were issued to acquire Essex. Essex has four manufacturing facilities in Sweden and Finland. Capabilities include engineering design, printed circuit board assembly, system integration and test, as well as distribution and repair.

     On June 23, 2000, Sanmina completed its acquisition of Hadco Corporation ("Hadco"), a major manufacturer of advanced electronic interconnect products. As a result of the transaction, which was structured as a merger, each outstanding share of Hadco Common Stock was converted into 1.40 shares of Sanmina Common Stock and Hadco became a wholly-owned subsidiary of Sanmina. Approximately 19.6 million shares of common stock were issued to acquire Hadco. The transaction was accounted for as a pooling of interests. Hadco's key customers include leading electronic manufacturers in the communications, industrial automation, and high-end computing industries. Through the acquisition of Hadco, Sanmina received added circuit fabrication capacity enabling Sanmina to meet customer demands for higher layer count, higher density, and advanced printed circuit boards.

     As mentioned above, the mergers were accounted for as poolings of interests and the condensed consolidated financial statements have been restated to reflect the combined operations of all entities for the periods presented. The year-ends of the merged companies have not been conformed for periods prior to fiscal 2000. For the periods after fiscal 1999 the quarters and year-ends have adopted Sanmina's year-end of a 52 or 53 week year ending on the Saturday nearest September 30.

     Prior to being acquired by Sanmina, Essex operated under a calendar year end, and, accordingly, Essex' statements of operations, shareholders' equity and cash flows for the three and nine month periods ended September 30, 1999 have been combined with the corresponding Sanmina consolidated statements for the three and nine month periods ended July 3, 1999. During fiscal 2000, Essex' year-end was changed from

                              SANMINA CORPORATION

                                  (UNAUDITED)

December 31 to a 52 or 53 week year ending on the Saturday nearest September 30 to conform to Sanmina's fiscal year end. Accordingly, Essex' operations for the three months ended December 31, 1999, which included net sales of $54 million and net income of $1.6 million have been included in the consolidated results of Sanmina for fiscal 2000 and was reported as an adjustment to retained earnings in the third quarter of fiscal 2000.

     Prior to the merger with Sanmina, Hadco's fiscal year ended on the last Saturday in October and, accordingly, Hadco's statements of operations, shareholders' equity and cash flows for the three and nine month periods ended July 31, 1999 have been combined with the corresponding Sanmina consolidated statements for the three and nine month periods ended July 3, 1999. For fiscal 2000, Hadco adopted Sanmina's fiscal year end of the Saturday nearest September
30. As a result, operations for the one month ended October 31, 1999, which included net sales of $109 million and net income of $4.7 million have been included in the consolidated results of fiscal 2000 and was reported as an adjustment to retained earnings in the third quarter of fiscal 2000.

     As a result of the pooling of interests accounting for Essex and Hadco, Sanmina has restated its historical results of operations to include the results of operations of Essex and Hadco. The financial information presented gives effect to such restatement. A reconciliation of the financial statements for the nine months ended July 3, 1999, to previously reported information is as follows (in thousands):

REVENUE:
  Sanmina................................................  $  866,169
  Essex..................................................     122,270
  Hadco..................................................     743,926
  Eliminations...........................................      (2,672)
                                                           ----------
          Combined.......................................  $1,729,693
                                                           ==========
NET INCOME:
  Sanmina................................................  $   59,568
  Essex..................................................       1,031
  Hadco..................................................      13,222
                                                           ----------
          Combined.......................................  $   73,821
                                                           ==========

     The merger and restructuring costs of $47.2 million are comprised of $27.3 million for executive severance, expected work force attrition and related costs (accrual made in accordance with the criteria in EITF 94-3 "Liability Recognition for Costs to Exit an Activity" (including certain costs incurred in a restructuring)), $15.9 million for investment banking and related fees and expenses, $2.9 million for accounting, legal and related fees and expenses, and $1.1 million of other related restructuring costs.

     On June 27, 2000, Sanmina acquired InterWorks for a cash purchase price of approximately $45 million. Interworks is a designer and manufacturer of standard and custom modular subsystems, focused on meeting the growing needs of the networking equipment and communications sectors. This transaction was accounted for as a purchase. InterWorks designs, manufactures, tests and distributes a complete line of Digital Signal Processor modular solutions and advanced memory products to leading electronics original equipment manufacturers serving the networking and telecommunications markets. Pro forma information reflecting the acquisition of Interworks has not been presented, as the operations of Interworks are not material to Sanmina's restated consolidated financial statements.

                              SANMINA CORPORATION

                                  (UNAUDITED)

NOTE 3 -- PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Sanmina and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

NOTE 4 -- COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report a "comprehensive income" that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders' equity. Comprehensive income for Sanmina consists of net income plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. For the nine months ended July 1, 2000, the net unrealized holding loss on investments and foreign currency translation adjustments were approximately $0.5 million and $2.2 million, respectively. For the nine months ended July 3, 1999, the net unrealized holding loss on investments and foreign currency translation adjustments were approximately $0.3 million and $1.4 million, respectively. Comprehensive income for the nine months ended July 1, 2000 and July 3, 1999 was $97.5 million and $72.2 million respectively.

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

     During the third quarter of fiscal 2000, such evaluation, with respect to the merger with Hadco, indicated that the fair value of certain intangible assets related to Hadco were less than their carrying value. Accordingly, in the third quarter of fiscal 2000, Sanmina recorded an adjustment to write down $8.75 million of intangible assets. The fair value of the intangible assets at the time of original acquisition by Hadco was based on expected future cash flows to be generated from the assets based on reasonable and supportable assumptions. The existing customer relationships, and in-place workforce, valued at the time of the original acquisition by Hadco, however, could not be supported at their current carrying values at the time of the merger. As a result, based on future expected cash flows from the related customer base, and from experienced and expected work force attrition, Sanmina recorded adjustments to the carrying value of these intangible assets in the amounts of $7.5 million and $1.25 million, respectively.

                              SANMINA CORPORATION

                                  (UNAUDITED)

NOTE 6 -- INVENTORIES

     Inventories, stated at the lower of cost or market (first-in, first-out method), consist of:

                                                         JULY 1,     OCTOBER 2,
                                                           2000         1999
                                                         --------    ----------
                                                             (IN THOUSANDS)
Raw materials..........................................  $251,634     $182,711
Work-in-process........................................   153,027       87,811
Finished goods.........................................    75,835       28,739
                                                         --------     --------
                                                         $480,496     $299,261
                                                         ========     ========

NOTE 7 -- EARNINGS PER SHARE ("EPS")

     Basic EPS was computed by dividing net income by the weighted average number of shares of common stock outstanding during the third quarter and first nine months of fiscal 2000 and 1999. Diluted EPS for the third quarter and first nine months of fiscal 2000 and 1999 includes dilutive common stock equivalents using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock, if dilutive. Reconciliations of the net income and weighted average number of shares used for the diluted earnings per share computations for the third quarter and first nine months of fiscal 2000 and 1999 are as follows:

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        -------------------   -------------------
                                                        JULY 1,    JULY 3,    JULY 1,    JULY 3,
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income............................................  $  1,821   $ 39,465   $100,175   $ 73,821
Add back after-tax interest expense for convertible
  subordinated debt...................................        --         --         99         --
                                                        --------   --------   --------   --------
Income for calculating earnings per share.............  $  1,821   $ 39,465   $100,274   $ 73,821
                                                        ========   ========   ========   ========
Weighted average number of shares outstanding during
  the period..........................................   150,818    137,481    145,200    136,432
Applicable number of shares for stock options
  outstanding for the period..........................     8,177      7,477      7,833      7,607
Weighted average number of shares if convertible
  subordinated debt were converted....................        --         --        169         --
                                                        --------   --------   --------   --------
Weighted average number of shares.....................   158,995    144,958    153,202    144,039
                                                        ========   ========   ========   ========
Diluted earnings per share............................  $   0.01   $   0.27   $   0.65   $   0.51
                                                        ========   ========   ========   ========

NOTE 8 -- EQUITY OFFERING

     On February 8, 2000, Sanmina completed a public offering of 9,550,000 shares of Common Stock at $59.00 per share. These shares were weighted in the second quarter of fiscal year 2000 based upon the number of days outstanding, and fully weighted for the third quarter. The net proceeds will be used for working capital and other general corporate purposes.

                              SANMINA CORPORATION

                                  (UNAUDITED)

NOTE 9 -- LONG-TERM DEBT AND OTHER

     Long-term debt and other consists of the following (in thousands):

                                                              JULY 1,     OCTOBER 30,
                                                                2000         1999
                                                              --------    -----------
Variable rate mortgages.....................................  $    592     $    640
Revolving credit facility...................................        --       75,000
9 1/2% Senior subordinated notes due 2008...................   199,467      199,422
Obligations under capital leases with interest rates ranging
  from 7% to 7 3/4%.........................................     4,393        5,762
                                                              --------     --------
                                                               204,452      280,824
Less -- Current portion.....................................    (2,458)      (2,515)
                                                              --------     --------
Long-term debt..............................................   201,994      278,309
Other liabilities...........................................   104,036       95,996
                                                              --------     --------
          Total long-term debt and other....................  $306,030     $374,305
                                                              ========     ========

     In July 2000, Sanmina's Hadco subsidiary initiated an offer to purchase an aggregate of $200 million of 9 1/2% senior subordinated notes due 2008 issued by Hadco in May 1998. This offer to purchase was required by the terms of the indenture under which the notes were issued as a result of the change in control of Hadco which occurred when Hadco was acquired by Sanmina. The purchase in the offer is 101% of the principal amount of the notes. Holders have until August 23, 2000 to elect to have their notes redeemed. Sanmina will fund the redemption of any notes that holders elect to have redeemed. Any notes that are not redeemed will remain outstanding, although Sanmina may in the future elect to purchase notes through open market or negotiated transactions, additional tender or exchange offers or otherwise.

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

NOTE 11 -- SUBSEQUENT EVENTS

     On July 10, 2000, Sanmina acquired a PCB assembly and system assembly facility located in Shenzhen, Guang Dong province in China. The acquisition, which will be accounted for as a purchase, also includes administrative offices in Hong Kong and a branch procurement office in Taiwan. The purchase price was approximately $65 million in cash. The facilities in China include a manufacturing facility with administrative and dormitory buildings. The business focuses on PCB assembly and targets the telecommunication, networking, computer and medical electronics markets.

     Also on July 10, 2000, Sanmina announced that it has signed a definitive agreement to acquire certain Electronics Computer-Aided Design (ECAD), Electronics Systems Packaging Design (ESP) and Product Integrity (PI) operations from Nortel Networks. The agreement calls for the acquisition of test facilities and related equipment and would involve the transfer of employees in several expert physical design teams. The transaction is expected to close during the fourth quarter of fiscal 2000 and will be accounted for as a purchase. The purchase price for this acquisition was approximately $6.5 million in cash.

                              SANMINA CORPORATION

                                  (UNAUDITED)

NOTE 12 -- BUSINESS SEGMENT AND CONCENTRATION OF CREDIT RISK

     Sanmina adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during fiscal 1999. SFAS No. 131 established standards for reporting information about operating segments in financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about product and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers, or decision making group, in deciding how to allocate resources and in assessing performance. Sanmina's chief operating decision-maker is the Chief Operating Officer. Based on the evaluation of financial information, including the financial information related to Hadco and Essex, by the Chief Operating Officer, Sanmina operates in one business segment -- the manufacture, testing and servicing of a full spectrum of complex printed circuit boards, custom back plane interconnect devices, and electronic assembly services. Revenue is principally derived from customers in the United States. Although Sanmina seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina's net sales.

     Sanmina's most significant credit risk is the ultimate realization of its accounts receivable. This risk is mitigated by (i) sales to well-established companies, (ii) ongoing credit evaluation of its customers, and (iii) frequent contact with its customers, especially its most significant customers, thus enabling Sanmina to monitor current changes in business operations and to respond accordingly.

NOTE 13 -- RECENT ACCOUNTING PRONOUNCEMENT

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and is effective for fiscal years beginning after December 31, 2000. Sanmina does not believe that SAB 101 will have a material effect on the financial statements.

     In March 2000, the FASB issued Financial Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation -- an Interpretation of APB Opinion No. 25" ("FIN No. 44"). FIN No. 44 addresses the application of APB No. 25 to clarify, among other issues, (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent FIN No. 44 covers events occurring during the period after applying the interpretation, the events will be recognized on a prospective basis from July 1, 2000. Sanmina is currently evaluating FIN No. 44 and does not expect that it will have a material effect on its financial position or results of operations.

NOTE 14 -- SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

     Basis of presentation. On May 18, 1998, Sanmina's recently acquired entity, Hadco, sold $200 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due in 2008 (the "Notes"). The Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by certain of Hadco's (now Sanmina's) wholly-owned domestic subsidiaries (the "Guarantors"). The Guarantors are Hadco Santa Clara, Inc., Hadco Phoenix, Inc., CCIR of Texas Corp. and CCIR of California Corp. The consolidating condensed financial statements of the Guarantors are presented below and should be read in connection with the Consolidated Condensed Financial Statements of the Company. Separate financial statements of the Guarantors are not presented because (i) the Guarantors are wholly-owned and have fully

                              SANMINA CORPORATION

                                  (UNAUDITED)

and unconditionally guaranteed the Notes on a joint and several basis and (ii) the Company's management has determined such separate financial statements are not material to investors and believes the consolidating condensed financial statements presented are more meaningful in understanding the financial position of the Guarantors.

     There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

                      SANMINA CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

      SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

                     CONSOLIDATING CONDENSED BALANCE SHEET
                                  (UNAUDITED)

                                     ASSETS

                                                                AS OF JULY 1, 2000
                                      -----------------------------------------------------------------------
                                       GUARANTOR     NON-GUARANTOR     PARENT      ELIMINATION   CONSOLIDATED
                                      SUBSIDIARIES   SUBSIDIARIES    CORPORATION     ENTRIES        TOTAL
                                      ------------   -------------   -----------   -----------   ------------
                                                                  (IN THOUSANDS)
Current assets:
  Cash, cash equivalents and
     short-term investments.........   $  (2,124)       $ 2,724      $  739,627     $      --     $  740,227
  Accounts receivable, net..........      65,934          8,799         467,748            --        542,481
  Inventories.......................      39,269          4,538         436,689            --        480,496
  Deferred income taxes.............          --             --          40,723            --         40,723
  Prepaid expenses and other........       1,727            110          29,181            --         31,018
                                       ---------        -------      ----------     ---------     ----------
          Total current assets......     104,806         16,171       1,713,968            --      1,834,945
  Property, plant, and equipment,
     net............................     136,806         48,142         419,577            --        604,525
  Intercompany receivable...........      35,950          3,329          23,994       (63,273)            --
  Investments in subsidiaries.......       8,986             --         289,971      (298,889)            68
  Goodwill and intangibles..........     162,432             --         117,067            --        279,499
  Deposits and other................          52             --          67,108            --         67,160
                                       ---------        -------      ----------     ---------     ----------
                                       $ 449,032        $67,642      $2,631,685     $(362,162)    $2,786,197
                                       =========        =======      ==========     =========     ==========
                                  LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable..................   $  42,552        $ 8,371      $  358,507     $      --     $  409,430
  Intercompany payable..............      17,894         45,379              --       (63,273)            --
  Accrued payroll and other employee
     benefits.......................       1,840            423          41,773            --         44,036
  Other accrued expenses............      51,726            542          77,031            --        129,299
  Current portion of long-term
     debt...........................       2,168             57              86            --          2,311
                                       ---------        -------      ----------     ---------     ----------
          Total current
            liabilities.............     116,180         54,772         477,397       (63,273)       585,076
                                       ---------        -------      ----------     ---------     ----------
  Long-term debt, net of current
     portion........................       2,031             (4)         (2,027)           --             --
                                       ---------        -------      ----------     ---------     ----------
  Deferred tax liability............      44,676             --         (44,179)           --            497
                                       ---------        -------      ----------     ---------     ----------
  Other long-term liabilities.......          --             --         660,498            --        660,498
                                       ---------        -------      ----------     ---------     ----------
  Stockholders' investment:
     Common Stock...................           3          8,303           1,511        (8,306)         1,511
     Additional paid in capital.....     400,624         21,482       1,066,468      (421,976)     1,066,598
     Unrealized holding gain (loss)
       on investments and cumulative
       foreign currency translation
       adjustments..................          --             --          (6,398)           --         (6,398)
     Deferred compensation..........          --             --              --            --             --
     Retained earnings..............    (114,482)       (16,911)        478,415       131,393        478,415
                                       ---------        -------      ----------     ---------     ----------
     Less: treasury stock...........          --             --              --            --             --
                                       ---------        -------      ----------     ---------     ----------
          Total stockholders'
            investment..............     286,145         12,874       1,539,996      (298,889)     1,540,126
                                       ---------        -------      ----------     ---------     ----------
                                       $ 449,032        $67,642      $2,631,685     $(362,162)    $2,786,197
                                       =========        =======      ==========     =========     ==========

                      SANMINA CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

               CONSOLIDATING CONDENSED BALANCE SHEET (CONTINUED)
                                  (UNAUDITED)

                                     ASSETS

                                                               AS OF OCTOBER 2, 1999
                                      -----------------------------------------------------------------------
                                       GUARANTOR     NON-GUARANTOR     PARENT      ELIMINATION   CONSOLIDATED
                                      SUBSIDIARIES   SUBSIDIARIES    CORPORATION     ENTRIES        TOTAL
                                      ------------   -------------   -----------   -----------   ------------
                                                                  (IN THOUSANDS)
Current assets:
  Cash, cash equivalents and
     short-term investments.........   $  (2,679)      $  1,378      $  468,512     $      --     $  467,211
  Accounts receivable, net..........      49,926          7,566         277,796            --        335,288
  Inventories.......................      28,085          6,590         264,586            --        299,261
  Deferred income taxes.............          --             --          34,414            --         34,414
  Prepaid expenses and other........       2,221            244          17,494            --         19,959
                                       ---------       --------      ----------     ---------     ----------
          Total current assets......      77,553         15,778       1,062,802            --      1,156,133
  Property, plant, and equipment,
     net............................     141,510         49,638         358,286            --        549,434
  Intercompany receivable...........      24,783          3,122          46,365       (74,270)            --
  Investments in subsidiaries.......      12,162             --         280,444      (292,606)            --
  Goodwill and intangibles..........     179,319             --          49,751            --        229,070
  Deposits and other................          29             --          72,775            --         72,804
                                       ---------       --------      ----------     ---------     ----------
                                       $ 435,356       $ 68,538      $1,870,423     $(366,876)    $2,007,441
                                       =========       ========      ==========     =========     ==========
                                  LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable..................   $  41,842       $  5,583      $  233,489            --     $  280,914
  Intercompany payable..............      28,089         46,181              --       (74,270)            --
  Accrued payroll and other employee
     benefits.......................       1,628            300          (1,928)           --             --
  Other accrued expenses............      37,355             97          91,346            --        128,798
  Current portion of long-term
     debt...........................       2,114             73           1,884            --          4,071
                                       ---------       --------      ----------     ---------     ----------
          Total current
            liabilities.............     111,028         52,234         324,791       (74,270)       413,783
                                       ---------       --------      ----------     ---------     ----------
  Long-term debt, net of current
     portion........................       3,307             43         299,947            --        303,297
                                       ---------       --------      ----------     ---------     ----------
  Deferred tax liability............      44,676             --         (44,676)           --             --
                                       ---------       --------      ----------     ---------     ----------
  Other long-term liabilities.......          --             --         426,267            --        426,267
                                       ---------       --------      ----------     ---------     ----------
  Stockholders' investment:
     Common stock...................           3          8,303             800        (8,306)           800
     Additional paid-in-capital.....     400,624         21,352         480,651      (421,976)       480,651
     Unrealized holding gain (loss)
       on investments and cumulative
       foreign currency translation
       adjustments..................          --             --          (1,680)           --         (1,680)
     Deferred compensation..........          --             --            (184)           --           (184)
     Retained earnings..............    (124,282)       (13,394)        384,507       137,676        384,507
                                       ---------       --------      ----------     ---------     ----------
     Less: treasury stock...........          --             --              --            --             --
                                       ---------       --------      ----------     ---------     ----------
          Total stockholders'
            investment..............     276,345         16,261         864,094      (292,606)       864,094
                                       ---------       --------      ----------     ---------     ----------
                                       $ 435,356       $ 68,538      $1,870,423     $(366,876)    $2,007,441
                                       =========       ========      ==========     =========     ==========

                      SANMINA CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       FOR THE THREE MONTHS ENDED JULY 1, 2000
                                       ------------------------------------------------------------------------
                                        GUARANTOR     NON-GUARANTOR     PARENT      ELIMINATION   CONSOLIDATION
                                       SUBSIDIARIES   SUBSIDIARIES    CORPORATION     ENTRIES        TOTALS
                                       ------------   -------------   -----------   -----------   -------------
                                                                    (IN THOUSANDS)
Net sales............................    $133,816        $15,599       $851,217       $    --      $1,000,632
Cost of sales........................     110,330         15,747        727,189            --         853,266
                                         --------        -------       --------       -------      ----------
  Gross profit.......................      23,486           (148)       124,028            --         147,366
Operating expenses before goodwill...       2,574          1,306        121,202            --         125,082
Amortization of goodwill.............       3,051             --          2,059            --           5,110
                                         --------        -------       --------       -------      ----------
  Income (loss) from operations......      17,861         (1,454)           767            --          17,174
Other income, (expense) net..........         333          1,257         (1,017)        1,574           2,147
Interest expense.....................         (52)            (6)            58            --              --
                                         --------        -------       --------       -------      ----------
  Income (loss) before provision for
     income taxes....................      18,142           (203)          (192)        1,574          19,321
Provision for income taxes...........       8,816            246          8,438            --          17,500
Equity in income (loss) of
  subsidiary.........................      (2,023)            --          8,877        (6,854)             --
                                         --------        -------       --------       -------      ----------
          Net income.................    $  7,303        $  (449)      $    247       $(5,280)     $    1,821
                                         ========        =======       ========       =======      ==========

                                                       FOR THE NINE MONTHS ENDED JULY 1, 2000
                                      ------------------------------------------------------------------------
                                       GUARANTOR     NON-GUARANTOR     PARENT      ELIMINATION   CONSOLIDATION
                                      SUBSIDIARIES   SUBSIDIARIES    CORPORATION     ENTRIES        TOTALS
                                      ------------   -------------   -----------   -----------   -------------
                                                                   (IN THOUSANDS)
Net sales...........................    $352,207        $46,425      $2,240,948     $     --      $2,639,580
Cost of sales.......................     306,728         44,239       1,884,882           --       2,235,849
                                        --------        -------      ----------     --------      ----------
  Gross profit......................      45,479          2,186         356,066           --         403,731
Operating expenses before
  goodwill..........................       7,187          3,040         200,362           --         210,589
Amortization of goodwill............       9,154             --           6,087           --          15,241
                                        --------        -------      ----------     --------      ----------
  Income (loss) from operations.....      29,138           (854)        149,617           --         177,901
Other income, (expense) net.........       1,320          1,961         (11,651)       4,060          (4,310)
Interest expense....................        (179)           (18)            197           --              --
                                        --------        -------      ----------     --------      ----------
  Income (loss) before provision for
     income taxes...................      30,279          1,089         138,163        4,060         173,591
Provision for income taxes..........      15,135            583          57,698           --          73,416
Equity in income (loss) of
  subsidiary........................      (3,554)            --          15,650      (12,096)             --
                                        --------        -------      ----------     --------      ----------
          Net income................    $ 11,590        $   506      $   96,115     $ (8,036)     $  100,175
                                        ========        =======      ==========     ========      ==========

                      SANMINA CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

          CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)

                                                       FOR THE THREE MONTHS ENDED JULY 3, 1999
                                       ------------------------------------------------------------------------
                                        GUARANTOR     NON-GUARANTOR     PARENT      ELIMINATION   CONSOLIDATION
                                       SUBSIDIARIES   SUBSIDIARIES    CORPORATION     ENTRIES        TOTALS
                                       ------------   -------------   -----------   -----------   -------------
                                                                    (IN THOUSANDS)
Net sales............................    $113,971        $12,359       $478,292       $    --       $604,622
Cost of sales........................      98,357         12,020        384,140            --        494,517
                                         --------        -------       --------       -------       --------
  Gross profit.......................      15,614            339         94,152            --        110,105
Operating expenses before goodwill...       2,301            763         35,520            --         38,584
Amortization of goodwill.............       3,049             --            922            --          3,971
                                         --------        -------       --------       -------       --------
  Income (loss) from operations......      10,264           (424)        57,710            --         67,550
Other income, (expense) net..........        (284)            51         (6,100)          850         (5,483)
Interest expense.....................         (82)            (7)            89            --             --
                                         --------        -------       --------       -------       --------
  Income (loss) before provision for
     income taxes....................       9,898           (380)        51,699           850         62,067
Provision for income taxes...........       5,146            108         17,348            --         22,602
Equity in income (loss) of
  subsidiary.........................      (1,338)            --          4,264        (2,926)            --
                                         --------        -------       --------       -------       --------
          Net income.................    $  3,414        $  (488)      $ 38,615       $(2,076)      $ 39,465
                                         ========        =======       ========       =======       ========

                                                       FOR THE NINE MONTHS ENDED JULY 3, 1999
                                      ------------------------------------------------------------------------
                                       GUARANTOR     NON-GUARANTOR     PARENT      ELIMINATION   CONSOLIDATION
                                      SUBSIDIARIES   SUBSIDIARIES    CORPORATION     ENTRIES        TOTALS
                                      ------------   -------------   -----------   -----------   -------------
                                                                   (IN THOUSANDS)
Net sales...........................    $343,967        $34,583      $1,351,143      $    --      $1,729,693
Cost of sales.......................     304,773         34,436       1,093,848           --       1,433,057
                                        --------        -------      ----------      -------      ----------
  Gross profit......................      39,194            147         257,295           --         296,636
Operating expenses before
  goodwill..........................       6,727          2,326         140,039           --         149,092
Amortization of goodwill............       9,175             --           2,611           --          11,786
                                        --------        -------      ----------      -------      ----------
  Income (loss) from operations.....      23,292         (2,179)        114,645           --         135,758
Other income, (expense) net.........        (914)          (358)        (18,586)       1,673         (18,185)
Interest expense....................        (297)           (12)            309           --              --
                                        --------        -------      ----------      -------      ----------
  Income (loss) before provision for
     income taxes...................      22,081         (2,549)         96,368        1,673         117,573
Provision for income taxes..........      12,424            220          31,108           --          43,752
Equity in income (loss) of
  subsidiary........................      (4,442)            --           6,888       (2,446)             --
                                        --------        -------      ----------      -------      ----------
          Net income (loss).........    $  5,215        $(2,769)     $   72,148      $  (773)     $   73,821
                                        ========        =======      ==========      =======      ==========

                      SANMINA CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                            FOR THE NINE MONTHS ENDED JULY 1, 2000
                                         ----------------------------------------------------------------------------
                                          GUARANTOR      NON-GUARANTOR      PARENT       ELIMINATION    CONSOLIDATION
                                         SUBSIDIARIES    SUBSIDIARIES     CORPORATION      ENTRIES         TOTALS
                                         ------------    -------------    -----------    -----------    -------------
                                                                        (IN THOUSANDS)
Net cash provided by (used in)
  operating activities.................    $ 15,688         $ 4,723        $ (17,270)      $ 4,060        $   7,201
                                           --------         -------        ---------       -------        ---------
Cash flows from investing activities:
  Foreign sales corp. dividend.........          --          (4,060)           4,060            --               --
  Purchase of property, plant, and
     equipment.........................     (14,454)         (3,347)        (112,778)           --         (130,579)
  Proceeds from sale of property,
     plant, and Equipment..............         543              33             (576)           --               --
  Purchase of short-term investments...          --              --         (289,812)           --         (289,812)
  Proceeds from short-term
     investments.......................          --              --          265,315            --          265,315
  Cash paid/acquired from
     acquisition.......................          --              --         (109,848)           --         (109,848)
  Proceeds from sale of assets.........          --              --              587            --              587
  Investments in subsidiaries..........          --           4,060               --        (4,060)              --
                                           --------         -------        ---------       -------        ---------
     Net cash used in investing
       activities......................     (13,911)         (3,314)        (243,052)       (4,060)        (264,337)
                                           --------         -------        ---------       -------        ---------
Cash flows from financing activities:
  Principal payments of long-term
     debt..............................      (1,222)            (63)         (65,475)           --          (66,760)
  Proceeds from issuance of long-term
     debt..............................          --              --           65,000            --           65,000
  Repurchase of convertible
     debentures........................          --              --             (294)           --             (294)
  Proceeds from equity offering, net...          --              --          540,196            --          540,196
  Payments on long-term liabilities....          --              --          (73,772)           --          (73,772)
  Proceeds from sale of stock..........          --              --           41,285            --           41,285
                                           --------         -------        ---------       -------        ---------
     Net cash used in financing
       activities......................      (1,222)            (63)        (506,940)           --          505,655
                                           --------         -------        ---------       -------        ---------
Net increase (decrease) in cash and
  cash equivalents and short-term
  investments..........................         555           1,346          246,618            --          248,519
Cash, cash equivalents, and short-term
  investments, beginning of period.....      (2,679)          1,378          150,055            --          148,754
                                           --------         -------        ---------       -------        ---------
Cash, cash equivalents, and short-term
  investments, end of period...........    $ (2,124)        $ 2,724        $ 396,673       $    --        $ 397,273
                                           ========         =======        =========       =======        =========

                      SANMINA CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS (CONTINUED)

          CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                           FOR THE NINE MONTHS ENDED JULY 3, 1999
                                        ----------------------------------------------------------------------------
                                         GUARANTOR      NON-GUARANTOR      PARENT       ELIMINATION    CONSOLIDATION
                                        SUBSIDIARIES    SUBSIDIARIES     CORPORATION      ENTRIES         TOTALS
                                        ------------    -------------    -----------    -----------    -------------
                                                                       (IN THOUSANDS)
Net cash provided by (used in)
  operating activities................    $ 14,303         $ 6,440        $ 132,217       $ 1,673        $ 154,633
                                          --------         -------        ---------       -------        ---------
Cash flows from investing activities:
  Foreign sales corp. dividend........          --          (1,673)           1,673            --               --
  Purchase of property, plant, and
     equipment........................     (14,097)         (5,648)         (68,846)           --          (88,591)
  Proceeds from sale of property,
     plant, and Equipment.............         131              12             (143)           --               --
  Purchase of short-term
     investments......................          --              --         (263,164)           --         (263,164)
  Proceeds from short-term
     investments......................          --              --          121,645            --          121,645
  Purchase of long-term investments...          --              --          (52,850)           --          (52,850)
  Cash paid/acquired from
     acquisition......................          --              --          (19,369)           --          (19,369)
  Proceeds from sale of assets........          --              --              170            --              170
  Investments in subsidiaries.........          --           1,673               --        (1,673)              --
                                          --------         -------        ---------       -------        ---------
     Net cash used in investing
       activities.....................     (13,966)         (5,636)        (280,884)       (1,673)        (302,159)
                                          --------         -------        ---------       -------        ---------
Cash flows from financing activities:
  Principal payments of long-term
     debt.............................      (1,354)           (254)           1,608            --               --
  Proceeds from note payable..........          --              --           12,705            --           12,705
  Issuance of convertible debentures,
     net..............................          --              --          341,085            --          341,085
  Payments on long-term liabilities...          --              --          (69,007)           --          (69,007)
  Proceeds from sale of stock.........          --              --           26,971            --           26,971
                                          --------         -------        ---------       -------        ---------
     Net cash used in financing
       activities.....................      (1,354)           (254)         313,362            --          311,754
                                          --------         -------        ---------       -------        ---------
Net increase (decrease) in cash and
  cash equivalents and short-term
  investments.........................      (1,017)            550          164,695            --          164,228
Cash, cash equivalents, and short-term
  investments, beginning of period....         836               2           95,587            --           96,425
                                          --------         -------        ---------       -------        ---------
Cash, cash equivalents, and short-term
  investments, end of period..........    $   (181)        $   552        $ 260,282       $    --        $ 260,653
                                          ========         =======        =========       =======        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Sanmina Corporation ("Sanmina") was incorporated in Delaware in May 1989 to acquire its predecessor company which had been in the printed circuit board and backplane business since 1980. Sanmina is a leading independent provider of customized integrated electronic manufacturing services ("EMS"), including turnkey electronic assembly and manufacturing management services, to original equipment manufacturers ("OEM") in the electronics industry. Sanmina's electronics manufacturing services consist primarily of the manufacture of complex printed circuit board assemblies using surface mount ("SMT") and pin-through hole ("PTH") interconnection technologies, the manufacture of custom designed backplane assemblies, fabrication of complex multi-layered printed circuit boards, electronic enclosure systems manufacture, and testing and assembly of completed systems. In addition to assembly, turnkey manufacturing management also involves procurement and materials management, as well as consultation on printed circuit board design and manufacturing. Sanmina, through its Sanmina Texas LP subsidiary (formerly known as Sanmina Cable Systems and Golden Eagle Systems), also manufactures custom cable and wire harness assemblies for electronic industry OEMs. In addition, as part of the Elexsys International ("Elexsys") merger completed in November 1997, Sanmina acquired and currently operates a metal stamping and plating business.

     Sanmina's assembly plants are located in Northern California, Richardson, Texas, Manchester, New Hampshire, Durham, North Carolina, Guntersville, Alabama, and Dublin, Ireland. Sanmina's printed circuit board fabrication facilities are located in Northern California, Southern California, and Nashua, New Hampshire. Sanmina Texas LP's manufacturing facility is located in Carrollton, Texas. As a result of Sanmina's November 1998 merger with Altron Incorporated ("Altron"), Sanmina has added new fabrication and assembly plants in the Boston, Massachusetts area, Northern California, and Plano, Texas. In addition, as a result of Sanmina's merger with Telo Electronics Incorporated ("Telo") and Manu-Tronics, Inc. ("Manu-Tronics"), Sanmina has added new assembly plants in San Jose, California and in the greater Chicago area. As part of Sanmina's agreement to acquire certain assembly operations of Nortel Networks Corporation, Sanmina added an assembly plant in Calgary, Alberta, Canada on October 1, 1999. In addition, Sanmina also added an assembly plant in Chateaudun, France in November 1999. As part of Sanmina's agreement to acquire certain manufacturing assets of Harris, Sanmina added an assembly plant in San Antonio, Texas. As part of Sanmina's acquisition of Devtek Electronics Packaging Systems Division on October 5, 1999, Sanmina added an enclosure facility in Toronto, Ontario, Canada. In addition, Sanmina also added an enclosure facility in Clinton, North Carolina in March 2000, with the acquisition of Alcatel's electronic enclosure systems facility. With the acquisition of Hadco on June 23, 2000, Sanmina added printed circuit board fabrication facilities in metropolitan Boston, southern New Hampshire, New York state, Watsonville, California, San Jose, California, Santa Clara California, Austin, Texas, Phoenix, Arizona and Kuching, Malaysia. This acquisition also added backplane and system assembly operations in Salem, New Hampshire and San Jose, California. By acquiring Essex in June, 2000, Sanmina added assembly plants in Sweden and Finland. On June 27, 2000, Sanmina purchased InterWorks, thus adding an EMS Technology Division in Orange County, California.

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

     The nature of Sanmina's backlog also affects its ability to plan production and inventory levels, which could lead to fluctuations in operating results. In addition, a significant portion of Sanmina's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may adversely impact Sanmina's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, fluctuations in operating results may also result in fluctuations in the price of Sanmina's convertible subordinated notes and Common Stock.

     Sanmina's customers include a diversified base of OEMs in the communications (telecommunications and networking), industrial and medical instrumentation and high-speed computer systems segments of the electronics industry. These industry segments, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products being manufactured by Sanmina could adversely affect Sanmina's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A general recession in the electronics industry could have a material adverse effect on Sanmina's business, financial condition and results of operations. In addition, Sanmina does not have firm long-term volume commitments from its customers and over the last few years has experienced reduced lead-time in customer orders. In addition, customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced orders with new business cannot be assured. There can be no assurance that any of Sanmina's current customers will continue to use Sanmina's manufacturing services. The loss of one or more of Sanmina's principal customers, or reductions in sales to any of such customers, could have a material adverse effect on Sanmina's business, financial condition and results of operations.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the three and nine months ended July 1, 2000 and July 3, 1999, certain items as a percentage of net sales. The table and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                              ----------------------------    ----------------------------
                                              JULY 1, 2000    JULY 3, 1999    JULY 1, 2000    JULY 3, 1999
                                              ------------    ------------    ------------    ------------
Net sales...................................     100.0%          100.0%          100.0%          100.0%
Cost of sales...............................      85.3            81.8            84.7            82.9
  Gross profit..............................      14.7            18.2            15.3            17.1
Selling, general and administrative.........       6.9             6.4             5.9             6.7
Amortization of goodwill....................       0.5             0.6             0.6             0.6
Provision for plant closing and
  relocation................................        --              --              --             1.0
Write down of long-lived assets.............       0.9              --             0.3             0.7
Merger costs................................       4.7              --             1.8             0.3
  Operating income..........................       1.7            11.2             6.7             7.8
Other income, net...........................       0.2            (0.9)           (0.1)           (1.0)
  Income before income taxes................       1.9            10.3             6.6             6.8
Provision for income taxes..................       1.7             3.8             2.8             2.5
          Net income........................       0.2             6.5             3.8             4.3

     Sales for the third quarter of fiscal 2000 increased by 65.5% to $1 billion from $604.6 million in the corresponding quarter of the prior year. For the nine months ended July 1, 2000, sales increased by 52.6% to $2.6 billion from $1.7 billion in the first nine months of fiscal year 1999. The results reflect continued strong demand for Sanmina's advanced technologies and total manufacturing solution capabilities. The increase in net sales for the third quarter of fiscal 2000 was due primarily to increased shipments of EMS assemblies to both existing and new customers obtained through internal growth and strategic acquisitions. Sales to Nortel Networks continued to increase substantially in the third quarter of fiscal 2000 as compared to the third quarter of the prior year due to the purchase of certain manufacturing facilities from Nortel Networks by Sanmina in the first quarter of fiscal 2000. The overall growth in EMS assembly revenues during the first nine months of fiscal 2000 was influenced by the expansion of Sanmina's existing operations through acquisitions as well as a generally positive economic environment in the communications, medical and industrial instrumentation, and high-speed computer segments of the electronics industry. Sales to companies in the communications market segment, representing both voice and data, contributed 74% of Sanmina's net revenues for the third quarter of fiscal 2000. We attribute the strength in the communications sector to the demand for Internet infrastructure switching, the demand for high-speed Internet access equipment, and wireless infrastructure equipment. Revenue growth was also influenced by the electronics industry trend towards outsourcing.

     On June 1, 2000, Sanmina acquired Essex AB ("Essex"), a major electronics manufacturing services (EMS) supplier in Scandinavia. The transaction was structured as a stock-for-stock exchange and was accounted for as a pooling of interests. Under the terms of the agreement, each share of Essex Common Stock was converted into approximately 10.20 shares of Sanmina Common Stock. Approximately 2.0 million shares of common stock were issued to acquire Essex. Essex has four manufacturing facilities in Sweden and Finland. Capabilities include engineering design, printed circuit board assembly, system integration and test, as well as distribution and repair.

     On June 23, 2000, Sanmina completed its acquisition of Hadco Corporation ("Hadco"), a major manufacturer of advanced electronic interconnect products. As a result of the transaction, which was structured as a merger, each outstanding share of Hadco Common Stock was converted into 1.40 shares of Sanmina Common Stock and Hadco became a wholly-owned subsidiary of Sanmina. Approximately 19.6 million shares of common stock were issued to acquire Hadco. The transaction was accounted for as a pooling of interests. Hadco's key customers include leading electronic manufacturers in the communications, industrial automation, and high-end computing industries. Through the acquisition of Hadco, Sanmina received added circuit fabrication capacity enabling Sanmina to meet customer demands for higher layer count, higher density, and advanced printed circuit boards.

     As mentioned above, the mergers were accounted for as pooling of interests and the condensed consolidated financial statements have been restated to reflect the combined operations of all entities for the periods presented. The year-ends of the merged companies have not been conformed for periods prior to fiscal 2000. For the periods after fiscal 1999 the quarters and year-ends have adopted Sanmina's year-end of a 52 or 53 week year ending on the Saturday nearest September 30.

     Prior to being acquired by Sanmina, Essex operated under a calendar year end, and, accordingly, Essex' statements of operations, shareholders' equity and cash flows for the three and nine month periods ended September 30, 1999 have been combined with the corresponding Sanmina consolidated statements for the three and nine month periods ended July 3, 1999. During fiscal 2000, Essex' year-end was changed from December 31 to a 52 or 53 week year ending on the Saturday nearest September 30 to conform to Sanmina's fiscal year end. Accordingly, Essex' operations for the three months ended December 31, 1999, which included net sales of $54 million and net income of $1.6 million have been included in the consolidated results of Sanmina for fiscal 2000 and was reported as an adjustment to retained earnings in the third quarter of fiscal 2000.

     Prior to the merger with Sanmina, Hadco's fiscal year ended on the last Saturday in October and, accordingly, Hadco's statements of operations, shareholders' equity and cash flows for the three and nine month periods ended July 31, 1999 have been combined with the corresponding Sanmina consolidated statements for the three and nine month periods ended July 3, 1999. For fiscal 2000, Hadco adopted Sanmina's fiscal year end of the Saturday nearest September
30. As a result, operations for the one month ended October 31, 1999, which included net sales of $109 million and net income of $4.7 million have been included in the consolidated results of fiscal 2000 and was reported as an adjustment to retained earnings in the third quarter of fiscal 2000.

     As a result of the pooling of interests accounting for Essex and Hadco, Sanmina has restated its historical results of operations to include the results of operations of Essex and Hadco. The financial information presented gives effect to such restatement. A reconciliation of the financial statements for the nine months ended July 3, 1999, to previously reported information is as follows (in thousands):

REVENUE:
  Sanmina........................................  $  866,169
  Essex..........................................     122,270
  Hadco..........................................     743,926
  Eliminations...................................      (2,672)
                                                   ----------
  Combined.......................................  $1,729,693
                                                   ==========
NET INCOME:
  Sanmina........................................  $   59,568
  Essex..........................................       1,031
  Hadco..........................................      13,222
                                                   ----------
  Combined.......................................  $   73,821
                                                   ==========

     The merger and restructuring costs of $47.2 million are comprised of $27.3 million for executive severance, expected work force attrition and related costs ((accrual made in accordance with the criteria in EITF 94-3 "Liability Recognition for Costs to Exit an Activity" (including certain costs incurred in a restructuring)), $15.9 million for investment banking and related fees and expenses, $2.9 million for accounting, legal and related fees and expenses, and $1.1 million of other related restructuring costs.

     On June 27, 2000, Sanmina acquired InterWorks for a cash purchase price of approximately $45 million. Interworks is a designer and manufacturer of standard and custom modular subsystems, focused on meeting the growing needs of the networking equipment and communications sectors. This transaction was accounted for as a purchase. InterWorks designs, manufactures, tests and distributes a complete line of Digital Signal Processor modular solutions and advanced memory products to leading electronics original equipment manufacturers serving the networking and telecommunications markets. Pro forma information reflecting the acquisition of Interworks has not been presented, as the operations of Interworks are not material to Sanmina's restated consolidated financial statements.

     Gross margin decreased from 18.2% in the third quarter of fiscal 1999 to 14.7% in the third quarter of fiscal 2000. For the nine months ended July 1, 2000, gross margin decreased to 15.3% from 17.1% in the first nine months of fiscal year 1999. The decrease in gross margins for the third quarter and first nine months of fiscal year 2000 was attributable to pricing terms negotiated as part of OEM divestiture transactions, principally the Nortel Networks transaction which was completed in the first quarter of fiscal 2000 and transactions with Harris and Alcatel which were completed during fiscal 2000. Changes in product and customer mix also contributed to the decline in gross margin. Sanmina expects gross margins to continue to fluctuate based on the mix of products ordered by and shipped to major customers, increased competition, and pricing terms negotiated as part of OEM divestiture transactions.

     Selling, general and administrative expenses increased from $38.6 million in the third quarter of fiscal 1999 to $69.1 million in the third quarter of fiscal 2000. As a percentage of sales, selling, general and administrative expenses increased from 6.4% in the third quarter of fiscal 1999 to 6.9% for the third quarter of fiscal 2000. The absolute dollar increase in selling, general and administrative expenses was primarily the result of increased expenditures to support higher sales volume. Sanmina anticipates that selling, general and administrative expenses will continue to increase in absolute dollars due to projected additions to the sales force and other administrative expenditures to support higher sales volume. For the nine months ended July 1, 2000, selling, general and administrative expenses increased to $154.6 million from $115.3 million for the first nine months ended July 3, 1999. As a percentage of sales, selling, general and administrative expenses decreased from 6.7% for the first nine months of fiscal 1999 to 5.9% for the first nine months of fiscal 2000. Selling, general and administrative expenses as a percentage of sales are anticipated to remain relatively constant or decrease depending upon sales volume and Sanmina's ability to achieve expected operating efficiencies as a result of the integration of acquired businesses.

     Operating expenses increased from $42.6 million in the third quarter of fiscal 1999 to $130.2 million in the third quarter of fiscal 2000. As a percentage of sales, operating expenses increased from 7.0% to 13.0% in the third quarter of fiscal 2000. For the nine months ended, operating expenses in absolute dollars increased from $160.9 million in fiscal 1999 to $225.8 million in fiscal 2000 and operating expenses as a percentage of sales decreased from 9.3% in fiscal 1999 to 8.6% in fiscal 2000. The increase in operating expenses for the first nine months of fiscal 2000 as compared to the first nine months ended in fiscal 1999 was mainly attributable to certain charges recorded in the third quarter of fiscal 2000. These charges of $47.2 million related to merger costs. The merger and restructuring costs of $47.2 million are comprised of $27.3 million for executive severance, expected work force attrition and related costs ((accrual made in accordance with the criteria in EITF 94-3 "Liability Recognition for Costs to Exit an Activity" (including certain costs incurred in a restructuring)), $15.9 million for investment banking and related fees and expenses, $2.9 million for accounting, legal and related fees and expenses, and $1.1 million of other related restructuring costs. Excluding merger and restructuring charges from the first nine months of fiscal 2000, operating expenses as a percentage of sales decreased from 7.2% in the first nine months of fiscal 1999 to 5.8% in the first nine months of fiscal 2000. This decrease in operating expenses as a percentage of sales reflects Sanmina's strategy to leverage its operating margin by growing the top line at a faster rate than its operating expenses.

     During the third quarter of fiscal 2000, such evaluation, with respect to the merger with Hadco, indicated that the fair value of certain intangible assets related to Hadco were less than their carrying value. Accordingly, in the third quarter of fiscal 2000, Sanmina recorded an adjustment to write down $8.75 million of intangible assets. The fair value of the intangible assets at the time of original acquisition by Hadco was based on expected future cash flows to be generated from the assets based on reasonable and supportable assumptions. The existing customer relationships, and in-place workforce, valued at the time of the original acquisition by Hadco, however, could not be supported at their current carrying values at the time of the merger. As a result, based on future expected cash flows from the related customer base, and from experienced and expected work force attrition, Sanmina recorded adjustments to the carrying value of these intangible assets in the amounts of $7.5 million and $1.25 million, respectively.

     For the third quarter of fiscal 2000, Sanmina reported net other income of $2.1 million compared to net other loss of $5.5 million for the corresponding quarter of the prior year. For the first nine months of fiscal 2000, Sanmina reported net other loss of $4.3 million compared to net other loss of $18.2 million for the first nine months of fiscal 1999. The increase was primarily attributable to the interest earned on the higher cash balances available following the $540.2 million net proceeds from the issuance of common stock completed in the second quarter of fiscal 2000.

     Sanmina's provision for income taxes for the third quarter of fiscal 2000 is based upon Sanmina's estimate of the effective tax rate for fiscal year 2000 of 38.0%. For the third quarter of fiscal 1999, Sanmina's effective tax rate was 36.4%. The increase in the rate for the current year and quarter is largely the result of a change in the mix and size of income inclusive of acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, and short-term investments as of July 1, 2000 were $740.2 million as compared to $467.2 million at October 2, 1999. For the nine months ending July 1, 2000, cash provided by operations was $7.2 million, which was primarily due to increases in payables and depreciation resulting from higher inventory levels required to meet current demand. Working capital increased to $1.2 billion as of July 1, 2000 compared to $742.4 million at October 2, 1999 primarily due to the proceeds received from the issuance of common stock in February 2000 and increases in receivables and inventories.

     Net cash used for investing activities for the first nine months of fiscal 2000 primarily related to the purchase of short-term investments of $289.8 million, and the purchase of property, plant, and equipment of $130.0 million required to meet customer demand. In addition, Sanmina paid approximately $109.8 million in cash for businesses acquired. In connection with the purchase of equipment and inventory from Harris, Sanmina has additional cash commitments of $28 million to purchase additional facilities of Harris.

     Net cash provided by financing activities for the first nine months of fiscal year 2000 primarily related to the $540.2 million of proceeds from the issuance of common stock in February 2000.

     Sanmina has entered into an operating lease agreement for new facilities in San Jose, California which house its corporate headquarters and certain assembly operations. In connection with these transactions, Sanmina pledged $52.9 million as collateral for certain obligations of the lease.

     In July 2000, Sanmina's Hadco subsidiary initiated an offer to purchase an aggregate of $200 million of 9 1/2% senior subordinated notes due 2008 issued by Hadco in May 1998. This offer to purchase was required by the terms of the indenture under which the notes were issued as a result of the change in control of Hadco which occurred when Hadco was acquired by Sanmina. The purchase in the offer is 101% of the principal amount of the notes. Holders have until August 23, 2000 to elect to have their notes redeemed. Sanmina will fund the redemption of any notes that holders elect to have redeemed. Any notes that are not redeemed will remain outstanding, although Sanmina may in the future elect to purchase notes through open market or negotiated transactions, additional tender or exchange offers or otherwise.

     On July 10, 2000, Sanmina acquired a PCB assembly and system assembly facility located in Shenzhen, Guang Dong province in China. The acquisition, which will be accounted for as a purchase, also includes administrative offices in Hong Kong and a branch procurement office in Taiwan. The purchase price was approximately $65 million in cash. The facilities in China include a manufacturing facility with administrative and dormitory buildings. The business focuses on PCB assembly and targets the telecommunication, networking, computer and medical electronics markets.

     Also on July 10, 2000, Sanmina announced that it has signed a definitive agreement to acquire certain Electronics Computer-Aided Design (ECAD), Electronics Systems Packaging Design (ESP) and Product Integrity (PI) operations from Nortel Networks. The agreement calls for the acquisition of test facilities and related equipment and would involve the transfer of employees in several expert physical design teams. The transaction is expected to close during the fourth quarter of fiscal 2000 and will be accounted for as a purchase. The purchase price for this acquisition was approximately $6.5 million in cash.

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

  Foreign Currency Exchange Risk

     Sanmina enters into foreign exchange contracts to hedge certain of its assets and liabilities denominated in foreign currencies. At July 1, 2000, Sanmina had forward contracts to exchange various foreign currencies for U.S. dollars in the gross amount of $17.9 million. Market value gains and losses on forward exchange contracts are recognized as offsets to the exchange gains or losses on the hedged transactions.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Sanmina is not currently a party to any material pending legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
  27.1    Financial Data Schedule for nine month period ended July 1, 2000
  27.2    Financial Data Schedule for the nine month period ended July 3, 1999

(b) Reports on Form 8-K

     On July 7, 2000, Sanmina filed a report on Form 8-K relating to the acquisition of Hadco.

                                   SIGNATURE

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2000                     SANMINA CORPORATION
                                          (Registrant)

                                          By:       /s/ RANDY W. FURR
                                            ------------------------------------
                                                       Randy W. Furr
                                               President and Chief Operating
                                                           Officer

                                          By:       /s/ RICK R. ACKEL
                                            ------------------------------------
                                                       Rick R. Ackel
                                                Executive Vice President and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
 27.1     Financial Data Schedule for nine month period ended July 1, 2000
 27.2     Financial Data Schedule for the nine month period ended July 3, 1999