Form 10-K405
period 2000-09-30
SANMINA CORP/DE
filed 2000-12-18
CIK 897723

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000.

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-21272

                              SANMINA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        77-0228183
          (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

     2700 NORTH FIRST STREET, SAN JOSE, CA                            95134
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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $14,458,431,810 as of September 30, 2000, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of September 30, 2000, the Registrant had outstanding 152,259,383 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 2001 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K. Certain information is incorporated into Parts II and IV of this report by reference to the Registrant's annual report to stockholders for the year ended September 30, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Sanmina is a leading independent provider of customized integrated electronic manufacturing services, known as EMS, including turnkey electronic assembly and manufacturing management services, to original equipment manufacturers, or OEMs, in the electronics industry. Our electronics manufacturing services consist primarily of the design and manufacture of complex printed circuit board assemblies using surface mount and pin-through-hole interconnection technologies, the manufacture of custom designed backplane assemblies, fabrication of complex multi-layered printed circuit boards, the manufacture of custom cables and wire harness assemblies, the manufacture of electronic enclosure systems that house large electronic systems and subsystems, testing and assembly of completed systems, and global order fulfillment. In addition to the services above, turnkey manufacturing management also involves procurement and materials management, as well as consultation on printed circuit board design and manufacturing. As a result of these services, Sanmina can offer an end to end total EMS solution to its customers.

     Surface mount and pin-through-hole printed circuit board assemblies are printed circuit boards on which various electronic components, such as integrated circuits, capacitors, microprocessors and resistors, are mounted. These assemblies are key functional elements of many types of electronic products. Backplane assemblies are large printed circuit boards on which connectors are mounted to interconnect printed circuit boards, integrated circuits and other electronic components. Interconnect products manufactured by us generally require greater manufacturing expertise and have shorter delivery cycles than mass produced interconnect products, and therefore, typically have higher profit margins.

     Our customers include leading OEMs in the communications, medical and industrial instrumentation and high-speed computer sectors. Our principal customers include Alcatel, Cisco Systems, Lucent Technologies, Motorola, Nokia, Nortel Networks and Tellabs.

     We locate our manufacturing facilities near our customers and, increasingly, our customers' end users. Our assembly plants are located in Northern California; Richardson, San Antonio and Plano, Texas; the greater Boston, Massachusetts area; Manchester, New Hampshire; Durham, North Carolina; Guntersville, Alabama; Salt Lake City, Utah; Kenosha, Wisconsin; Calgary, Alberta, Canada; Dublin, Ireland and Chateaudun, France. Our printed circuit board fabrication facilities are located in Northern California, Southern California, the greater Boston, Massachusetts area and Nashua, New Hampshire. Sanmina's cable and harness principal manufacturing facility is located in Carrollton, Texas. Our principal enclosure manufacturing facilities are located in Clinton, North Carolina and Toronto, Canada.

     Through our June 2000 acquisition of Hadco Corporation ("Hadco"), we added printed circuit board fabrication facilities in the greater Boston, Massachusetts area; Northern California; Phoenix, Arizona; Owego, New York; Austin, Texas; Derry and Hudson, New Hampshire and Kuching, Malaysia. We also obtained backplane and assembly facilities in Salem, New Hampshire and Santa Clara, California as well as an engineering facility in Limerick, Ireland. In June 2000, we also acquired Essex AB ("Essex"), an EMS company with operations in Sweden and Finland. In July 2000, we acquired an EMS operation in the Shenzhen region of the Peoples' Republic of China. In August 2000, Sanmina acquired a design and engineering group from Nortel Networks. Also in September 2000, Sanmina acquired the San Jose, California system integration and fulfillment operation of Lucent Technologies.

     Sanmina recently announced an OEM arrangement with Siemens. Under this arrangement, we will acquire a 49.9% ownership interest in INBOARD, a wholly owned subsidiary of Siemens AG. INBOARD is a manufacturer of complex printed circuit boards.

     We have pursued and intend to continue to pursue business acquisition opportunities, particularly when these opportunities have the potential to enable us to increase our net sales while maintaining operating margins, to access new customers, technologies or geographic markets, to implement our end to end total manufacturing solution strategy and to increase capacity and obtain facilities and equipment. In particular, we expect that we will continue to pursue opportunities to acquire assembly operations being divested by electronics industry OEMs, particularly those in the communications sector.

     This Report on Form 10-K contains certain forward-looking statements regarding future events with respect to Sanmina. Actual events and/or future results of operations may differ materially as a result of the factors described herein and in the documents incorporated herein by reference, including, in particular, those factors described under "Factors Affecting Operating Results."

INDUSTRY OVERVIEW

     We are benefiting from increased market acceptance of the use of manufacturing specialists in the electronics industry. Many electronics OEMs have adopted, and are becoming increasingly reliant upon, manufacturing outsourcing strategies, and we believe the trend towards outsourcing manufacturing will continue. Electronics industry OEMs use EMS specialists for many reasons including the following:

     - Reduce Time to Market. Due to intense competitive pressures in the electronics industry, OEMs are faced with increasingly shorter product life cycles and, therefore, have a growing need to reduce the time required to bring a product to market. OEMs can reduce their time to market by using a manufacturing specialist's established manufacturing expertise, global presence and infrastructure.

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

SANMINA BUSINESS STRATEGY

     Our objective is to provide OEMs with a total EMS solution. Our strategy encompasses several key elements:

     - Concentrate on high value added products and services for leading
       OEMs. We focus on leading manufacturers of advanced electronic products that generally require custom designed, more complex interconnect products and short lead-time manufacturing services. By focusing on complex intercon-nect products and manufacturing services for leading OEMs, we are able to realize higher margins than many other participants in the interconnect and EMS industries.

     - Leverage vertical integration. Building on our integrated manufacturing capabilities, we can provide our customers with a broad range of high value added manufacturing services from design to fabrication of bare boards, to final system assembly and test. The cable assembly capabilities of Sanmina provide us with further opportunities to leverage our vertical integration. By manufacturing printed circuit boards, electronic enclosure systems, and custom cable assemblies used in our EMS assemblies, we, through our vertical integration, are able to add greater value and realize additional manufacturing margin. In addition, our vertical integration provides greater control over quality, delivery and cost, and enables us to offer our customers a complete EMS solution.

     - Focus on high growth customer sectors. We have focused our marketing efforts on key, fast growing industry sectors. Our customers include leading OEM companies in communications, industrial and medical instrumentation and computer sectors. Sales efforts will focus on increasing penetration of our existing customer base as well as attracting new customers, thus diversifying our revenue across a wider base.

     - Geographic expansion of manufacturing facilities. Since 1993, we have significantly expanded and upgraded our operations through the opening of and acquisition of new facilities and operations in various locations throughout the United States, including Northern California, Southern California, the Dallas-Fort Worth area, the greater Boston area, the greater Chicago area and other locations. These facilities provide us with operations in key geographic markets for the electronics industry. We will continue to aggressively and opportunistically pursue future expansion opportunities in other markets. In particular, through two recent acquisitions, we have established operations in Sweden, Finland and the Peoples' Republic of China.

     - Aggressive pursuit of acquisition opportunities. Our strategy involves the pursuit of business acquisition opportunities, particularly when these opportunities have the potential to enable us to increase our net sales while maintaining operating margin, access new customers, technologies and geographic markets, implement our vertical integration strategy and obtain facilities and equipment on terms more favorable than those generally available in the market. These acquisitions have involved both acquisitions of entire companies as well as acquisitions of selected assets, principally equipment, inventory and customer contracts and, in certain cases, facilities or facility leases. We intend to continue to evaluate and pursue acquisition opportunities on an ongoing basis.

     - Develop long-term customer relationships. We seek to establish "partnerships" with our customers by focusing on early stage involvement in product design, state-of-the-art technology, quick-turnaround manufacturing and comprehensive management support for materials and inventory. We also work closely with our customers to help them manage their manufacturing cycle and reduce their time to market. While we will continue to emphasize growth with our current customers, we have been successful in attracting new customers. To further these efforts, we intend to continue to expand our direct sales and support staff. We believe our direct sales force and support staff are two of our key competitive advantages.

     - Extend technology leadership. Today we can provide a total EMS solution with services ranging from design services to fabrication of circuit boards and complete system assemblies. In providing these services, we use a variety of processes and technologies. We strive for continuous improvement of our processes and have adopted a number of quality improvement and measurement techniques to monitor our performance. We have also recently made significant capital expenditures to upgrade plant and equipment at our facilities. We intend to stay on the leading edge of technology development and will evaluate new interconnect and packaging technologies as they emerge.

CUSTOMERS, MARKETING AND SALES

     Our customers include a diversified base of OEMs in the communications, medical and industrial instrumentation and high-speed computer systems segments of the electronics industry. Our principal customers include Alcatel, Cisco Systems, Lucent Technologies, Motorola, Nokia, Nortel Networks and Tellabs. The following table shows the approximate percentage of our fiscal 2000 sales in each of these industry sectors.

Communications..............................................  71.6%
Medical and Industrial Instrumentation......................  12.3%
High-Speed Computer Systems.................................  16.1%

     We develop relationships with our customers and market our manufacturing services through a direct sales force augmented by a network of manufacturers' representative firms and a staff of in-house customer support specialists. Our sales resources are directed at multiple management and staff levels within target accounts. Our direct sales personnel work closely with the customers' engineering and technical personnel to better understand their requirements. Our manufacturers' representatives are managed by our direct sales personnel, rather than from corporate headquarters, in order to provide for greater accountability and responsiveness. We also conduct advertising and public relations activities, as well as receiving referrals from current customers.

     Historically, we have had substantial recurring sales from existing customers. We have also expanded our customer base through acquisitions. In particular, the acquisition of the Guntersville, Alabama operations of Comptronix Corporation and certain assets of the former custom manufacturing services division of Lucent Technologies provided us with several new key customer accounts with significant growth potential. In addition, the November 1997 acquisition of Elexsys International Inc. ("Elexsys"), the November 1998 acquisition of Altron Incorporated ("Altron"), the December 1998 acquisition of Telo Electronics, Inc. ("Telo"), and the March 1999 acquisition of Manu-Tronics, Inc. ("Manu-Tronics") provided us with several major new customer accounts. Our October and November 1999 acquisitions of certain Nortel Networks assembly operations have expanded our customer relationship with Nortel Networks. This relationship was enhanced by our acquisition of a Nortel Networks design engineering group in August 2000. Our recent transactions with Alcatel, Avaya, Harris and Lucent will provide us with the opportunity to significantly expand our relationship with these customers. Finally, our acquisitions of Hadco and Essex and our acquisition of EMS operations in China will enable us to broaden our customer base as well our geographic base.

     Although we seek to diversify our customer base, a small number of customers are responsible for a significant portion of our net sales. During fiscal 2000, fiscal year 1999 and fiscal year 1998, sales to our ten largest customers accounted for 55.8%, 48.9% and 43.7%, respectively, of our net sales. For fiscal 2000, only sales to one customer, Nortel Networks, represented more than 10.0% of our net sales. For fiscal year 1999 and 1998, no single customer exceeded 10.0% of net sales. This customer information gives effect to the restatement of Sanmina's results of operations to reflect the acquisitions of Hadco and Essex, which occurred in fiscal 2000.

     Although we cannot assure you that our principal customers will continue to purchase products and services from us at current levels, if at all, we expect to continue to depend upon our principal customers for a significant portion of our net sales. Our customer concentration could increase or decrease, depending on future customer requirements, which will be dependent in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more major customers, or declines in sales to major customers, could harm our business and operating results.

MANUFACTURING SERVICES

     We specialize in manufacturing complex printed circuit board assemblies, backplane assemblies and printed circuit boards that are used in the manufacture of sophisticated electronic equipment. We began manufacturing backplane assemblies in 1981 and began providing electronic assembly and turnkey manufac-turing management services, including the assembly and testing of sophisticated electronic systems, in October 1993.

     We seek to establish "partnerships" with our customers by providing a responsive, flexible total manufacturing services solution. These services include computer integrated manufacturing, known as CIM, and design and engineering services, quick-turnaround manufacturing of prototype and preproduction assemblies, and materials procurement and management. CIM services provided by us consist of developing manufacturing processes, tooling and test sequences for new products from customer designs. We also evaluate customer designs for manufacturability and test, and, when appropriate, recommend design changes to reduce manufacturing cost or lead times or to increase manufacturing yields and the quality of the finished product. Once engineering is completed, we manufacture prototype or preproduction versions of that product on a quick-turnaround basis. We expect that the demand for engineering and quick-turnaround prototype and preproduction manufacturing services will increase as OEMs' products become more complex and as product life cycles shorten. Materials procurement and handling services provided by us include planning, purchasing, warehousing and financing of electronic components and enclosures used in the assemblies and systems.

MANUFACTURING AND ENGINEERING

     Manufacturing Processes. We produce complex, technologically advanced surface mount and pin-through-hole assemblies, backplane assemblies and multilayer printed circuit boards, custom cable assemblies, enclosures and full systems that meet increasingly tight tolerances and specifications demanded by OEMs. Multilayering, which involves placing multiple layers of electrical circuitry on a single printed circuit board or backplane, expands the number of circuits and components that can be contained on the interconnect product and increases the operating speed of the system by reducing the distance that electrical signals must travel. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together on the printed circuit board or backplane. Today, we are capable of efficiently producing commercial quantities of printed circuit boards with up to 60 layers and circuit track widths as narrow as three mils. The manufacture of complex multilayer interconnect products often requires the use of sophisticated circuit interconnections between certain layers (called "blind or buried vias") and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds (referred to as "controlled impedance"). These technologies require very tight lamination and etching tolerances and are especially critical for printed circuit boards with ten or more layers.

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

     In addition to volume fabrication of printed circuit boards, Sanmina has facilities which specialize in prototype and pre-production manufacturing. Prototypes typically require lead times of three to seven days, and often as short as 24 hours. Prototype development at these facilities has included multilayer printed circuit boards of up to 60 layers, embedded discrete components, heavy copper substrates, sequential lamination, cavity substrates, thermal management products, single chip carriers, planar magnetics, advanced surface finishes and various high performance substrates for the high frequency microwave market. These facilities also support advanced attachment technologies such as Direct Chip Attach (DCA) and High Density Interconnect (HDI). In combining the design of a printed circuit with the manufacture of the prototype, Sanmina can reduce the length of the design/manufacture cycle. By working closely with customers at the design and prototype stage, Sanmina believes it strengthens long-term relationships with its customers and gains an advantage in securing a preferred vendor status when customers begin volume production. Pre-production is the manufacture of limited quantities of electronic interconnects during the transition period from prototype to volume production. Pre-production generally requires quick-turn delivery to accommodate time-to-volume pressures or as a temporary solution for unforeseen customer demands. Pre-production is done both in the quick-turn prototype and volume production facilities.

     The manufacture of surface mount and pin-through-hole assemblies involves the attachment of various electronic components, such as integrated circuits, capacitors, microprocessors and resistors to printed circuit boards. The manufacture of backplane assemblies involves attachment of electronic components, including printed circuit boards, integrated circuits and other components, to the backplane, which is a large printed circuit board that we also manufacture. We use surface mount, pin-through-hole and press-fit technologies in backplane assembly.

     The integration of all these processes allows us to offer an end to end total EMS solution.

     Substantially all of our manufacturing facilities are certified under ISO 9002, a set of standards published by the International Organization of Standardization and used to document, implement and demonstrate quality management and assurance systems in design and manufacturing. As part of the ISO 9002 certification process, we have developed a quality systems manual and an internal system of quality controls and audits. Although ISO 9002 certification is of particular importance to the companies doing business in the European Community, we believe that United States electronics manufacturers are increasing their use of ISO 9002 registration as a criteria for suppliers.

     In addition to ISO 9002 certification, the majority of our facilities are BellCore, British Approval Board for Telecommunications, or BABT, and Underwriters Laboratories, or UL, compliant. These qualifications establish standards for quality, manufacturing process control and manufacturing documentation and are required by many OEMs in the electronics industry, including suppliers to AT&T and the Regional Bell Operating Companies.

     Facilities. We manufacture our products in 56 decentralized plants, consisting of 29 electronics assembly facilities, 18 printed circuit board fabrication facilities, 3 cable assembly facilities, 3 enclosure assembly facilities and 3 other manufacturing facilities. Generally, each of our decentralized plants has its own production, purchasing, and materials management and quality capabilities located on site. The production expertise of some plants overlaps, which enables us to allocate production based on product type and available capacity at one or more plants. With assembly facilities located in major electronics industry centers throughout the country, including Silicon Valley, Southern California, the Dallas-Forth Worth area, the Research Triangle Park area, New England, the greater Chicago area and Northern Alabama, as well as international locations including Ireland, China, France, Canada, Malaysia, Finland and Sweden, we are also able to allocate production based on geographic proximity to the customer, process capabilities and available capacity. Decentralized plants can focus on particular product types and respond quickly to customers' specific requirements. We believe that decentralized facilities also allow us to achieve improved accountability, quality control and cost control.

     In November 1998, we entered into a lease with an option to purchase a 330,000 square foot campus facility located in San Jose, California. The facility consists of four buildings on a single site. We consolidated our corporate headquarters and some of our San Jose area assembly operations at this facility. As of July 2, 2000, this campus site was fully occupied. We believe that our existing facilities, together with facilities expansion and upgrades that are in process or that we are currently evaluating, are adequate to meet our reasonably foreseeable requirements for at least the next two years. We continually evaluate our expected future facilities requirements.

TECHNOLOGY DEVELOPMENT

     Our close involvement with our customers at the early stages of their product development positions us at the leading edge of technical innovation in the manufacturing of SMT and PTH assemblies, backplane assemblies, and printed circuit boards. We selectively seek orders that require the use of state-of-the-art materials or manufacturing techniques in order to further develop our manufacturing expertise. Current areas of manufacturing process development include reducing circuit widths and hole sizes, establishing new standards for particle contamination and developing new manufacturing processes for the use with new materials and new surface mount connector and component designs.

     Recent developments in the electronics industry have necessitated improvements in the types of laminate used in the manufacture of interconnect products. New laminate materials may contain new chemical formulations to achieve better control of flow, resin systems with high glass transition temperatures, reduced surface imperfections and greatly improved dimensional stability. Future generations of interconnect products will require ultra fine lines, multilayers of much greater complexity and thickness, and extremely small holes in the 3 to 10 mil range. The materials designed to meet these requirements, such as BT epoxy, cyanate esters, polyamide quartz, and Kevlar epoxy, are beginning to appear in the marketplace. Widespread commercial use of these materials will depend upon statistical process control and improved manufacturing procedures to achieve the required yields and quality. In addition, Hadco has developed a material known as Buried Capacitance as well as various other microvia processes which are designed to provide improved electrical performance and greater interconnect densities on printed circuit boards.

     We have developed expertise and techniques, which we use in the manufacture of circuit boards, backpanels and subsystems. Generally, we rely on common law trade secret protection and on confidentiality agreements with our employees to protect our expertise and techniques. Although we hold several patents, we believe that patents and other intellectual property rights are not of fundamental importance to our business.

SUPPLIER RELATIONSHIPS

     We order materials and components based on purchase orders received and accepted and seek to minimize our inventory of materials or components that are not identified for use in filling specific orders.

     Historically, the majority of raw materials used in Sanmina's manufacture of printed circuit boards and components used in backplane and system assemblies have been readily available. However, recent shortages of electronic components have become increasingly prevalent and have affected the ability of Sanmina and other manufacturers to complete and ship assemblies on a timely basis. Component shortages can force Sanmina to delay shipments to customers, which could harm Sanmina's results of operations for a particular fiscal period and could also expose Sanmina to contractual penalties for failure to complete deliveries as scheduled. Accordingly, component shortages could harm Sanmina's business, financial condition and results of operations.

INTELLECTUAL PROPERTY

     Sanmina holds various United States and foreign patents directed to printed circuit boards and methods of manufacturing printed circuit boards. Although Sanmina seeks to protect certain proprietary technology and other intangible assets through patents and trademark filings, it has relatively few patents and relies primarily on trade secret protection. There can be no assurance that Sanmina will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to Sanmina's trade secrets. The future success of Sanmina will depend on the continued development of processes and capabilities. Sanmina believes that its accumulated experience with respect to materials and process technology is also important to its operations.

ENVIRONMENTAL CONTROLS

     Proper waste disposal is a major consideration for printed circuit board manufacturers because metals and chemicals are used in the manufacturing process. Water used in the printed circuit board manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into municipal sanitary sewer systems. In addition, although the electronics assembly process generates significantly less wastewater than printed circuit board fabrication, maintenance of environmental controls is also important in the electronics assembly process. Each of our printed circuit board and electronics assembly plants has personnel responsible for monitoring environmental compliance.

     Each plant operates under effluent discharge permits issued by the appropriate governmental authority. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. There can be no assurance that violations will not occur in the future as a result of human error, equipment failure or other causes. In the event of a future violation of environmental laws, we could be held liable for damages and for the costs of remedial actions and could be also subject to revocation of effluent discharge permits. Any such revocation could require us to cease or limit production at one or more of our facilities, thereby having an adverse impact on our results of operations. We are also subject to environmental laws relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials as well as air quality regulations. Furthermore, environmental laws could become more stringent over time, and the costs of compliance with and penalties associated with violation of more stringent laws could be substantial.

     In November 1997, we acquired Elexsys, which, by virtue of such acquisition, became our wholly owned subsidiary. Several facilities owned or occupied by Elexsys at the time of the acquisition, or formerly owned or occupied by Elexsys or companies acquired by Elexsys, had either soil contamination or contamination of groundwater underneath or near the facility. Contamination was discovered at Elexsys' Irvine, California facility in 1989 and Elexsys voluntarily installed a groundwater remediation system at the facility in 1994. Additional investigation is being undertaken by other parties in the area at the request of the California Regional Water Quality Control Board. It is unknown whether any additional remediation activities will be required as a result of such investigations or whether any third party will bring claims against us alleging that they have been damaged in any way by the existence of the contamination at the Irvine facility.

     We have been required by the California Department of Toxic Substances Control to undertake investigation of soil and/or groundwater at certain facilities formerly owned or occupied by a predecessor company to Elexsys in Mountain View, California. Depending upon the results of this soil sampling and groundwater testing, we could be ordered to undertake soil and/or groundwater cleanup. To date, we have not been ordered to undertake any soil or groundwater cleanup activities at the Mountain View facilities, and do not believe any such activities should be required. Test results received to date are not sufficient to enable us to determine whether or not such cleanup activities are likely to be mandated. Contamination has also been discovered at other current and former Elexsys facilities and has been reported to the relevant regulatory agencies. No remediation or further investigation of such contamination has been required by regulatory agencies.

     To date, the cost of the various investigations and the cost of operating the remediation system at the Irvine facility have not been material to our financial condition. However, in the event we are required to undertake additional groundwater or soil cleanup, the costs of such cleanup are likely to be substantial. We are currently unable to estimate the amount of such soil and groundwater cleanup costs because no soil or groundwater cleanup has been ordered and we cannot determine from available test results what remediation activities, if any, are likely to be required. We believe, based on the limited information currently available, that the cost of any groundwater or soil clean-up that may be required would not harm our business, financial condition and results of operations. Nevertheless, the process of remediating contaminated soil and groundwater is costly, and if we are required to undertake substantial remediation activities at one or more of the former Elexsys facilities, there can be no assurance that the costs of such activities would not harm our business, financial condition and results of operations.

     Altron was advised in 1993 by Olin Corporation ("Olin") that contamination resulting from activities of prior owners of property owned by Olin and located close to the Altron manufacturing plant in Wilmington, Massachusetts, had migrated under the Altron plant. Olin has assumed full responsibility for any remediation activities that may be required and has agreed to indemnify and hold Altron harmless from any and all costs, liabilities, fines, penalties, charges and expenses arising from and relating to any action or requirement, whether imposed by statute, ordinance, rule, regulation, order, decree or by general principles of law to remediate, clean up or abate contamination emanating from the Olin site. Although we believe that Olin's assumption of responsibility will result in no remediation cost to Altron from the contamination, there can be no assurance that Altron will not be subject to some costs regarding this matter. We do not anticipate that such costs, if any, will be material to our financial condition or results of operations.

     We have been named as a potentially responsible party at several contaminated disposal sites as a result of the past disposal of hazardous waste by companies we acquired or their corporate predecessors. While liabilities for such historic disposal activities has not been material to our financial condition to date, there can be no guarantee that past disposal activities will not result in material liability to us in the future.

     Hadco, which we acquired in June 2000, has several facilities that have soil and/or groundwater contamination. These matters are described in greater detail under "Factors Affecting Operating Results." We believe, based on the limited information currently available, that the cost of any groundwater or soil clean-up that may be required at these facilities would not materially harm our business, financial condition and results of operations. Nevertheless, the process of remediating contaminated soil and groundwater is costly, and there can be no assurance that the costs of such activities would not harm our business, financial condition and results of operations.

     From 1974 to 1980, Hadco operated a printed circuit manufacturing facility in Florida as a lessee. This property is the subject of a pending lawsuit in the circuit court for Broward County, Florida (the "Florida Lawsuit") and an investigation by the Florida Department of Environmental Protection ("FDEP"). In connection with the investigation, Hadco and others have participated in alternative dispute resolution regarding the site with an independent mediator. Mediation sessions began in 1992 and continued through May 1998. In June 1995, Hadco and Gould, Inc. ("Gould"), another prior lessee of the site, were joined as third-party defendants in the pending Florida Lawsuit by a party who had previously been named as a defendant when the Florida Lawsuit was commenced in 1993 by the FDEP. As a result of the mediation, a Settlement Agreement was entered into among Hadco, Gould and the FDEP in March 1999. The third-party complaints against Hadco and Gould in the pending Florida Lawsuit were dismissed. The Settlement Agreement provides that Hadco and Gould will undertake remedial action based on a Supplemental Contamination Assessment Report and a later Feasibility Study, which has been prepared by a consultant to Hadco and Gould and approved by the FDEP. The estimated cost of the recommended source removal described in the Feasibility Study is approximately $165,000, and for ongoing monitoring and remediation is approximately $2.1 million. Actual remedial activities have not yet commenced.

     In June 1997, the United States District Court in Los Angeles, California approved and entered a Consent Decree among the EPA and 49 entities (including Hadco) acting through the Casmalia Steering Committee ("CSC"). The Consent Decree sets forth the terms and conditions under which the CSC will carry out work aimed at final closure of the site. Certain closure activities will be performed by the CSC. Later work will be performed by the CSC, if funded by other parties. Under the Consent Decree, the settling parties will work with the EPA to pursue the non-settling parties to ensure they participate in contributing to the closure and long-term operation and maintenance of the facility.

     Sanmina has been notified by the City of Santa Clara, California ("City") of a number of alleged wastewater discharge and other violations of environmental laws by one of Sanmina's plants. The City is seeking recovery for past costs incurred by the City in monitoring the plant's operations in the amount of approximately $200,000. The notice from the City sets forth that the penalties for the alleged violations could exceed $1,600,000. Sanmina has been cooperating with the City to review the plant's operations to determine if violations have occurred and to address concerns of the City with respect to Plant operations. The City has notified Sanmina that it could file a civil action to address the violations, but no civil suit has been filed to date.

BACKLOG

     Our backlog was approximately $2.6 billion at September 30, 2000 and approximately $688 million at October 2, 1999. Backlog consists of purchase orders we received, including, in certain instances, forecast requirements released for production under customer contracts. Cancellation and postponement charges generally vary depending upon the time of cancellation or postponement, and a certain portion of our backlog may be subject to cancellation or postponement without significant penalty. Typically, a substantial portion of our backlog is scheduled for delivery within the next six months.

COMPETITION

     Significant competitive factors in the market for advanced backplane assemblies and printed circuit boards include product quality, responsiveness to customers, manufacturing and engineering skills, and price. We believe that competition in the market sectors we serve is based more on product quality and responsive customer service and support than on price, in part because the cost of interconnect products we manufacture is usually low relative to the total cost of the equipment for which they are components, and in part because of the greater importance of product reliability and prompt delivery to our customers. We believe that our primary competitive strengths are our ability to provide an end to end total EMS solution which includes responsive, flexible, short lead-time manufacturing services, our engineering and manufacturing expertise and our customer service support.

     We face intense competition from a number of established competitors in our various product markets. Certain of our competitors have greater financial and manufacturing resources than we do, including significantly greater surface mount assembly capacity. During periods of recession in the electronic industry, our competitive advantages in the areas of quick-turnaround manufacturing and responsive customer service may be of reduced importance to electronics OEMs, who may become more price sensitive. In addition, captive interconnect product manufacturers may seek orders in the open market to fill excess capacity, thereby increasing price competition. Although we generally do not pursue high-volume, highly price sensitive interconnect product business, we may be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures, particularly those manufacturers with more extensive offshore facilities where labor and other costs are lower.

EMPLOYEES

     As of September 2000, we had approximately 24,000 full-time employees, including approximately 23,500 in manufacturing and engineering, approximately 250 in marketing and sales and approximately 250 in general administration and finance. None of our U.S. employees are represented by a labor union and we have never experienced a work stoppage or strike. We believe our relationship with our employees is good.

ITEM 2. PROPERTIES

     Our principal facilities comprise an aggregate of approximately 5.6 million square feet. Except for our 72,000 square foot Manchester, New Hampshire facility, the 160,000 square foot facility occupied by Sanmina Cable Systems in Carrollton, Texas, a 70,000 square foot facility located in Nashua, New Hampshire, a 200,000 square foot facility located in Wilmington, Massachusetts, a 104,000 square foot facility located in Woburn, Massachusetts, a 44,200 square foot facility located in Irvine, California, a 197,600 square foot facility located in Kenosha, Wisconsin, a 105,000 square foot facility located in Guntersville, Alabama, a 52,000 square foot facility located in Dublin, Ireland, a 282,000 square foot facility in Owego, New York, a 139,000 square foot facility in Phoenix, Arizona, a 210,000 square foot facility in Derry, New Hampshire, a 32,000 square foot facility in Hudson, New Hampshire, a 50,000 square foot facility in Mountain View, California, a 180,000 square foot facility in Kuching, Malaysia, a 411,000 square foot facility in Shenzhen, Peoples' Republic of China and a 87,000 square foot facility in Clinton, North Carolina, all of the facilities are leased, and the leases for these facilities expire between 2000 and 2009. The leases generally may be extended at our option. We have 17 principal facilities located in the greater San Jose, California area, with other facilities located in Southern California, Plano, Texas, Richardson, Texas, San Antonio, Texas, Manchester, New Hampshire, Derry, New Hampshire, Hudson, New Hampshire, the greater Boston, Massachusetts area, Guntersville, Alabama, Durham, North Carolina, Clinton, North Carolina, Salt Lake City, Utah, Kenosha, Wisconsin, Wilmington and Woburn, Massachusetts, the greater Chicago area, Calgary, Canada, Toronto, Canada, Dublin, Ireland, Kuching, Malaysia, Shenzhen, Peoples' Republic of China, Neuva Rosita, Cachuila, Mexico, Chateaudun, France, Ornskoldsvik, Sweden, Sundsvall, Sweden, Tikkaklaski, Finland and Aanekiski, Finland.

     In November 1998, we entered into a lease with an option to purchase a 330,000 square foot campus facility located in San Jose, California. The facility consists of four buildings on a single site. We consolidated our corporate headquarters and some of our San Jose area assembly operations at this facility. As of July 2, 2000, these buildings were fully occupied. We believe that our existing facilities, together with facilities expansions and upgrades that are in process or that we are currently evaluating, are adequate to meet our reasonably foreseeable requirements for at least the next two years. We continually evaluate our expected future facilities requirements.

ITEM 3. LEGAL PROCEEDINGS

     Sanmina and certain of its subsidiaries, namely Hadco, Elexsys and Altron, are involved in various administrative proceedings related to environmental matters. These matters are described in greater detail under "Factors Affecting Operating Results." Although Sanmina could incur significant costs relating to these matters, Sanmina believes, on the limited information currently available, that the cost of any remediation that may be required at these facilities would not materially harm our business, financial condition or results of operations.

     From time to time, Sanmina is a party to litigation which arises in the ordinary course of business. Sanmina believes that the resolution of this litigation will not materially harm Sanmina's business, financial condition or results of operations.

     Sanmina is not currently a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The information required by this item is incorporated by reference to pages 26 and 27 of the Registrant's 2000 annual report to stockholders under the caption "quarterly results."

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to page 20 of the Registrant's 2000 annual report to stockholders under the caption "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to pages 21 through 32 of the Registrant's 2000 annual report to stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to pages 34 through 51 of the Registrant's 2000 annual report to stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 2001 Annual Meeting of Stockholders (the "Proxy Statement") to be held on January 29, 2001 and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 -- Election of Directors" in the Proxy Statement.

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of Sanmina, and certain information about them as of December 2000, are as follows:

                 NAME                   AGE                          POSITION
                 ----                   ---                          --------
Jure Sola.............................  49     Chairman, Chief Executive Officer and Director(1)
Randy W. Furr.........................  46     President, Chief Operating Officer and Director
Rick R. Ackel.........................  47     Executive Vice President and Chief Financial Officer
Michael J. Landy......................  46     President of European Operations
John Bolger...........................  54     Director(2)
Neil Bonke............................  59     Director(1)(2)(3)
Mario Rosati..........................  54     Director
Joseph Schell.........................  54     Director(2)
Bernard Vonderschmitt.................  77     Director(1)(3)

---------------
(1) Member of the Compensation Committee

(2) Member of the Audit Committee

(3) Member of the Officer Stock Committee

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

     Mr. Ackel became Chief Financial Officer and Executive Vice President at Sanmina on June 29, 2000. Mr. Ackel joined Sanmina after 25 years of experience with Arthur Andersen LLP. As a partner for Arthur Andersen LLP, Mr. Ackel worked with a number of high technology and manufacturing clients. He has a Bachelor of Science Degree from California State University at Hayward, is a Certified Public Accountant and a member of the California State Society of CPA's and the AICPA.

     Mr. Landy was promoted to President of European Operations in March 2000. He was formerly Executive Vice President of Sales and Marketing at Sanmina in October 1997 until his European assignment. He was named an Executive Officer of Sanmina in October 1998. He joined Sanmina in August 1993 as

General Manager of Sanmina's Richardson, Texas operations and in 1995 was promoted to Vice President Assembly Operations for the Central Region of the United States. Prior to his employment with Sanmina, Mr. Landy held a number of senior management positions in the operations and quality departments with a North American telecommunications corporation.

     Mr. Bolger has been a director of Sanmina since 1994. He is a retired Vice President of Finance and Administration of Cisco Systems, Inc., a manufacturer of computer networking systems. Mr. Bolger is currently an independent business consultant and serves as a director of Wind River Systems, Inc., TCSI, Inc., JNI Corporation, Integrated Device Technology, Inc. and Mission West Properties, Inc.

     Mr. Bonke has been a director of Sanmina since 1995. He also serves on the Board of Directors of Electroglas, Inc., Boxer Cross Inc. and SpeedFam International, all semiconductor equipment companies. He is also on the board for San Jose State University Foundation. Mr. Bonke previously served as the Chairman of the Board and Chief Executive Officer of Electroglas, Inc. from April 1993 to April 1996.

     Mr. Rosati has been a director of Sanmina since 1997. He has been a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation since 1971. Mr. Rosati is a director of Aehr Test Systems, a manufacturer of computer hardware testing systems, Genus, Inc., a semiconductor equipment manufacturer, Ross Systems, Inc., a software company, Vivus, Inc., a pharmaceutical company, MyPoints.com, Inc., a web and email-based direct marketing company, Symyx Technologies, Inc., a combinatorial materials science company and The Management Network Group, Inc., a management consulting firm focused on the telecommunications industry, all publicly-held companies. He is also a director of several privately-held companies.

     Mr. Schell was appointed to the board of directors in December 1999. He is currently Chairman of Global Technology Investment Banking of Merrill Lynch & Co. in Palo Alto, California. From 1985 to 1999, he served as Senior Managing Director at Montgomery Securities. Mr. Schell also serves on the board of directors of Dycom Industries, Inc. and the Good Guys, Inc., both publicly traded companies.

     Mr. Vonderschmitt has been a director of Sanmina since October 1990. He co-founded Xilinx, Inc., a manufacturer of field programmable gate array semiconductor products and related system software, served as its Chief Executive Officer and as a director from its inception in February 1984 through February 1996, and has served as the Chairman of its Board of Directors since February, 1996. He is also a director of Credence Systems Corporation, a publicly held company.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)1. FINANCIAL STATEMENTS

     The following Financial Statements of Sanmina Corporation and Report of Independent Public Accountants are incorporated by reference to pages 34 through 52 of the Registrant's 2000 annual report to stockholders:

     Report of Independent Public Accountants

     Consolidated Balance Sheets, As of September 30, 2000 and October 2, 1999

     Consolidated Statements of Operations, Years Ended September 30, 2000, October 2, 1999 and September 30, 1998

     Consolidated Statements of Comprehensive Income, Years Ended September 30, 2000, October 2, 1999 and September 30, 1998

     Consolidated Statements of Stockholders' Equity, Years Ended September 30, 2000, October 2, 1999 and September 30, 1998

     Consolidated Statements of Cash Flows, Years Ended September 30, 2000, October 2, 1999 and September 30, 1998

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

        3. EXHIBITS

     (a) Refer to (c) below.

     (b) Reports on Form 8-K

     On July 7, 2000, Sanmina Corporation filed a report on Form 8-K relating to the merger with Hadco.

     On September 5, 2000, Sanmina Corporation filed a report on Form 8-K relating to the restatement for the mergers with Hadco and Essex.

     On September 15, 2000, Sanmina Corporation filed a report on Form 8-K relating to the offering of zero coupon convertible subordinated notes.

     (c) Exhibits

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
3.1          Amended and Restated Certificate of Incorporation(14).
3.2          Bylaws(15).
10.2(4)      Amended 1990 Incentive Stock Plan.
10.3(1)      1993 Employee Stock Purchase Plan.
10.9(k)(2)   Amended and Restated Credit Agreement dated as of August 18,
             1993 among Sanmina Corporation, Chemical Bank and other
             lenders.
10.9(k)(5)   Amendment dated July 27, 1995 to Amended and Restated Credit
             Agreement dated August 18, 1993.
10.9(1)(2)   Revolving Credit Note, $12,000,000.00, Chemical Bank.
10.10(1)     Lease for premises at 2109 O'Toole Avenue, Suites A - E, San
             Jose, California (Portion of Plant I).
10.11(1)     Lease for premises at 2101 O'Toole Avenue, San Jose,
             California (Portion of Plant I).
10.12(1)     Lease for premises at 2539 Scott Boulevard, Santa Clara,
             California (Plant III).
10.14(1)     Lease for premises at 2060-2068 Bering Drive, San Jose,
             California (Plant II).
10.15(1)     Lease for premises at 4220 Business Center Drive, Fremont,
             California (Plant V).
10.16(1)     Lease for premises at McCarthy Boulevard, Milpitas,
             California (Plant VI).
10.17(1)     Lease for premises at 2121 O'Toole Avenue, San Jose,
             California (Corporate Headquarters).
10.19(2)     Lease for premises at 1250 American Parkway, Richards, Texas
             (Plant VII).
10.20(2)     Lease for premises at 6453 Kaiser Drive, Fremont, California
             (Plant VIII).
10.21(3)     Asset Purchase Agreement dated September 28, 1994 between
             Registrant and Comptronix Corporation.
10.22(4)     Lease for premises at 355 East Trimble Road, San Jose,
             California.
10.23(5)     Stock Purchase Agreement dated May 31, 1995 between Sanmina
             Corporation, Assembly Solutions, Inc. and the principal
             stockholders of Assembly Solutions, Inc.
10.24(6)     Indenture dated August 15, 1995 between Registrant and
             Norwest Bank Minnesota, N.A. as Trustee.
10.25(7)     Asset Purchase Agreement dated September 20, 1996 between
             Registrant and Comptronix Corporation.
10.26(9)     Agreement and Plan of Merger dated July 22, 1997 among
             Registrant, SANM Acquisition Subsidiary, Inc. and Elexsys
             International, Inc.
10.26(10)    Agreement and Plan of Merger dated September 2, 1998 among
             Registrant, SANM Acquisition Subsidiary, Inc. and Altron,
             Inc.
10.27(11)    Synthetic lease agreement.
10.28(12)    Agreement and Plan of Merger dated March 30, 1999 among
             Registrant, SANM Acquisition Subsidiary, Inc. and
             Manu-Tronics, Inc.
10.29(13)    1999 Stock Plan and form of agreement thereunder.
10.30(16)    Agreement and Plan of Merger dated as of April 17, 2000
             Among the Registrant, Hadco Corporation and SANM Acquisition
             Subsidiary, Inc., as amended.

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
10.31(17)    Indenture dated September 13, 2000 between Registrant and
             Wells Fargo Bank, National Association as Trustee.
13           Annual Report.
21           Subsidiaries of the Registrant.
23           Consent of Arthur Andersen LLP, independent public
             accountants.
27           Financial Data Schedule.

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

(12) Incorporated by reference to Exhibit 2.1 previously filed with Registrant's Report on Form 8-K filed with the SEC on April 29, 1999.

(13) Incorporated by reference to the like-numbered exhibit previously filed with Registrant's Report on Form S-8 filed with the SEC on May 25, 1999.

(14) Incorporated by reference to Exhibit 3.2 previously filed with the Registrant's Report on Form 10-K for the fiscal year ended September 30, 1998.

(15) Incorporated by reference to Exhibit 3.3 previously filed with the Registrant's Registration Statement on Form S-1, No. 33-70700 filed with the Securities and Exchange Commission on February 19, 1993.

(16) Incorporated by reference to Exhibit 2.1 previously filed with Registrant's Registration Statement on Form S-4, No. 333-37526 filed with the SEC on May 22, 2000.

(17) Incorporated by reference to Exhibit 4.1 previously filed with Registrant's Registration Statement on Form S-3, No. 333-50282 filed with the SEC on November 20, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: December 14, 2000                   SANMINA CORPORATION
                                          (Registrant)

                                          By /s/      RANDY W. FURR
                                            ------------------------------------
                                                       Randy W. Furr
                                               President and Chief Operating
                                                           Officer

                                          By /s/      RICK R. ACKEL
                                            ------------------------------------
                                                       Rick R. Ackel
                                                Executive Vice President and
                                                  Chief Financial Officer

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----

                    /s/ JURE SOLA                       Chairman, Chief Executive    December 14, 2000
-----------------------------------------------------      Officer and Director
                      Jure Sola                            (Principal Executive
                                                                 Officer)

                  /s/ RANDY W. FURR                     President, Chief Operating   December 14, 2000
-----------------------------------------------------      Officer and Director
                    Randy W. Furr

                  /s/ RICK R. ACKEL                    Executive Vice President and  December 14, 2000
-----------------------------------------------------    Chief Financial Officer
                    Rick R. Ackel                        (Principal Financial and
                                                           Accounting Officer)

                   /s/ NEIL BONKE                                Director            December 14, 2000
-----------------------------------------------------
                     Neil Bonke

                   /s/ JOHN BOLGER                               Director            December 14, 2000
-----------------------------------------------------
                     John Bolger

                 /s/ MARIO M. ROSATI                             Director            December 14, 2000
-----------------------------------------------------
                   Mario M. Rosati

                /s/ JOSEPH M. SCHELL                             Director            December 14, 2000
-----------------------------------------------------
                  Joseph M. Schell

              /s/ BERNARD VONDERSCHMITT                          Director            December 14, 2000
-----------------------------------------------------
                Bernard Vonderschmitt

                          FINANCIAL STATEMENT SCHEDULE

     The financial statement Schedule II -- VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

                              SANMINA CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                 BALANCE AT     CHARGED TO                  BALANCE AT
                                                BEGINNING OF    COSTS AND                     END OF
                                                   PERIOD        EXPENSES     DEDUCTIONS      PERIOD
                                                ------------    ----------    ----------    ----------
Allowance for Doubtful Accounts
  Fiscal year ended September 30, 1998......      $ 6,445        $ 2,822       $ 1,344       $ 7,923
  Fiscal year ended October 2, 1999.........        7,923          5,388         2,371        10,940
  Fiscal year ended September 30, 2000......       10,940         20,595         3,703        27,832

Plant closing, Relocation, Merger and
  Restructuring Reserve
  Fiscal year ended September 30, 1998......      $    --        $ 8,481       $ 7,025       $ 1,456
  Fiscal year ended October 2, 1999.........        1,456         22,354        18,322         5,488
  Fiscal year ended September 30, 2000......        5,488         47,201        35,767        16,922

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Stockholders of Sanmina Corporation:

     We have audited, in accordance with generally accepted auditing standards, the financial statements included in Sanmina Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 20, 2000. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule at Item 14(a)2 is the responsibility of Sanmina's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

San Jose, California
October 20, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  13      Annual Report
  21      Subsidiaries of the Registrant
  23      Consent of Arthur Andersen LLP, Independent Public
          Accountants
  27      Financial Data Schedule