Form 10-Q
period 2000-12-30
SANMINA CORP/DE
filed 2001-02-13
CIK 897723

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 8, 2001, there were 306,406,941 shares outstanding of the issuer's common stock, $0.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SANMINA CORPORATION

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----
Item 1.  Interim Financial Statements
         Condensed Consolidated Statements of Operations.............    1
         Condensed Consolidated Balance Sheets.......................    2
         Condensed Consolidated Statements of Cash Flows.............    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    9
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...   13

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   14
Item 2.  Changes in Securities.......................................   14
Item 4.  Submission of Matters to a Vote of Security Holders.........   14
Item 6.  Exhibits and Reports on Form 8-K............................   14
         Signature...................................................   15

                         PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      IN THOUSANDS, EXCEPT PER SHARE DATA
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                              --------------------------
                                                              DECEMBER 30,    JANUARY 1,
                                                                  2000           2000
                                                              ------------    ----------
Net sales...................................................   $1,390,343      $763,701
Cost of sales...............................................    1,144,394       644,049
                                                               ----------      --------
  Gross profit..............................................      245,949       119,652
                                                               ----------      --------
Operating expenses
  Selling, general and administrative.......................       68,921        42,623
  Amortization of goodwill and intangibles..................        6,317         5,020
                                                               ----------      --------
          Total operating expenses..........................       75,238        47,643
                                                               ----------      --------
Operating income............................................      170,711        72,009
Other income (expense), net.................................        7,824        (4,905)
                                                               ----------      --------
          Income before provision for income taxes..........      178,535        67,104
Provision for income taxes..................................       67,843        24,312
                                                               ----------      --------
Net income..................................................   $  110,692      $ 42,792
                                                               ==========      ========
Earnings per share:
  Basic.....................................................   $     0.36      $   0.15
  Diluted...................................................   $     0.34      $   0.15
Shares used in computing per share amounts:
  Basic.....................................................      304,922       278,370
  Diluted...................................................      337,830       293,752

                            See accompanying notes.

                              SANMINA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS

                                     ASSETS

                                                              DECEMBER 30,    SEPTEMBER 30,
                                                                  2000            2000
                                                              ------------    -------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $  968,248      $  992,842
  Short-term investments....................................      250,995         265,308
  Accounts receivable, net..................................      752,953         644,236
  Inventories...............................................      600,546         572,102
  Deferred income taxes.....................................       85,427          85,427
  Prepaid expenses and other................................       26,209          25,350
                                                               ----------      ----------
          Total current assets..............................    2,684,378       2,585,265
Property, plant and equipment, net..........................      683,312         655,942
Long-term investments.......................................       66,519          55,917
Goodwill, intangibles and other.............................      333,361         342,346
                                                               ----------      ----------
                                                               $3,767,570      $3,639,470
                                                               ==========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  458,271      $  488,806
  Accrued liabilities and other.............................      182,974         177,687
  Income taxes payable......................................       71,068          46,002
                                                               ----------      ----------
          Total current liabilities.........................      712,313         712,495
                                                               ----------      ----------
Long-term liabilities:
  Long-term debt, net of current portion....................    1,147,632       1,143,942
  Other liabilities.........................................       82,506          81,551
                                                               ----------      ----------
          Total long-term liabilities.......................    1,230,138       1,225,493
                                                               ----------      ----------
Stockholders' equity:
  Common stock..............................................        3,054           3,044
  Additional paid-in capital................................    1,148,319       1,138,241
  Accumulated other comprehensive loss......................       (7,522)        (10,379)
  Retained earnings.........................................      681,268         570,576
                                                               ----------      ----------
          Total stockholders' equity........................    1,825,119       1,701,482
                                                               ----------      ----------
                                                               $3,767,570      $3,639,470
                                                               ==========      ==========

                            See accompanying notes.

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                              --------------------------
                                                              DECEMBER 30,    JANUARY 1,
                                                                  2000           2000
                                                              ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................   $ 110,692       $ 42,792
  Adjustments to reconcile net income to cash provided by
     (used for) operating activities:
     Adjustment to conform year end of pooled entities......          --         (6,265)
     Depreciation, amortization and other...................      55,017         30,185
     Changes in operating assets and liabilities, net of
      acquisitions:
       Accounts receivable..................................    (121,821)       (77,320)
       Inventories..........................................     (28,444)       (59,178)
       Prepaid expenses, deposits and other.................       3,340         (3,801)
       Accounts payable and accrued liabilities.............     (16,753)        (3,409)
       Income tax accounts..................................      25,066         14,706
                                                               ---------       --------
          Cash provided by (used for) operating
            activities......................................      27,097        (62,290)
                                                               ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................     (57,674)       (26,100)
  Proceeds from maturity of short-term investments..........      71,987         42,597
  Purchases of long-term investments........................     (11,102)            --
  Purchases of property and equipment, net of
     acquisitions...........................................     (63,019)       (11,522)
  Cash paid for businesses acquired, net of cash acquired...          --        (44,735)
                                                               ---------       --------
          Cash used for investing activities................     (59,808)       (39,760)
                                                               ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (payments) of long-term liabilities..............      (3,782)         9,410
  Proceeds from sale of common stock, net of taxes..........      10,088          6,212
                                                               ---------       --------
          Cash provided by financing activities.............       6,306         15,622
                                                               ---------       --------
Effect of exchange rate changes.............................       1,811           (485)
                                                               ---------       --------
Decrease in cash and cash equivalents.......................     (24,594)       (86,913)
Cash and cash equivalents at beginning of period............     992,842        148,754
                                                               ---------       --------
Cash and cash equivalents at end of period..................   $ 968,248       $ 61,841
                                                               =========       ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
  Interest..................................................   $   8,207       $ 18,050
  Income taxes..............................................   $  46,821       $ 10,616

                            See accompanying notes.

                              SANMINA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Sanmina Corporation ("Sanmina") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation. All adjustments are of a normal recurring nature.

     The results of operations for the three months ended December 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 29, 2001. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2000, included in Sanmina's annual report on Form 10-K.

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

NOTE 3 -- COMPREHENSIVE INCOME

     SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report a "comprehensive income" that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders' equity. Comprehensive income for Sanmina consists of net income plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. For the three months ended December 30, 2000, the unrealized holding gain on investments and foreign currency translation adjustment were $859,000 and $1.8 million, respectively. For the three months ended January 1, 2000, the unrealized holding loss on investments and foreign currency translation adjustment were $485,000 and $431,000, respectively. Comprehensive income for the three months ended December 30, 2000 and January 1, 2000 was approximately $113.4 million and $41.9 million, respectively.

NOTE 4 -- INVENTORIES

     Inventories, stated at the lower of cost or market (first-in, first-out method), consist of (in thousands):

                                                         AS OF
                                             -----------------------------
                                             DECEMBER 30,    SEPTEMBER 30,
                                                 2000            2000
                                             ------------    -------------
Raw materials..............................    $395,052        $343,734
Work-in-process............................     138,560         145,483
Finished goods.............................      66,934          82,885
                                               --------        --------
                                               $600,546        $572,102
                                               ========        ========

                              SANMINA CORPORATION

                                  (UNAUDITED)

NOTE 5 -- EARNINGS PER SHARE ("EPS")

     Basic EPS was computed by dividing net income by the weighted average number of shares of common stock outstanding during the first quarter of fiscal 2001 and 2000. Diluted EPS for the first quarter of fiscal 2001 and 2000 includes dilutive common stock equivalents using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock, if dilutive. Reconciliations of the net income and weighted average number of shares used for the diluted earnings per share computations for the first quarter of fiscal 2001 and 2000 are as follows (in thousands, except per share amounts):

                                                                        AS OF
                                                              --------------------------
                                                              DECEMBER 30,    JANUARY 1,
                                                                  2000           2000
                                                              ------------    ----------
Net income..................................................    $110,692       $ 42,792
Interest expense, net of tax, related to convertible
  subordinated debt.........................................       2,602             46
                                                                --------       --------
Income for calculating earnings per share...................    $113,294       $ 42,838
                                                                ========       ========
Weighted average number of shares outstanding during the
  period....................................................     304,922        278,370
Weighted average number of shares for stock options
  outstanding for the period................................      16,928         15,034
Weighted average number of shares for subordinated debt for
  the period................................................      15,980            348
                                                                --------       --------
Weighted average number of shares...........................     337,830        293,752
                                                                ========       ========
Diluted earnings per share..................................    $   0.34       $   0.15
                                                                ========       ========

NOTE 6 -- COMMITMENTS

     In fiscal 1999, Sanmina entered into an operating lease agreement for a new corporate headquarters and new facilities for its principal Northern California assembly facilities. This campus facility, which comprises approximately 330,000 square feet, is located in San Jose, California. A condition of this operating lease is that Sanmina pledges $52.9 million to the administrative agent until the end of the lease's initial term. Sanmina has classified this amount as a long term investment in the accompanying condensed consolidated balance sheets.

                              SANMINA CORPORATION

                                  (UNAUDITED)

NOTE 7 -- LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                         AS OF
                                                             -----------------------------
                                                             DECEMBER 30,    SEPTEMBER 30,
                                                                 2000            2000
                                                             ------------    -------------
Convertible Subordinated Notes due 2004....................   $  350,000      $  350,000
9 1/2% Senior Subordinated Notes due 2008..................       12,118          12,118
Convertible Subordinated Notes due 2012....................        2,851           2,886
Zero Coupon Convertible Subordinated Notes due 2020........      760,902         753,385
Revolving Credit Agreements................................        4,851           4,851
Obligations under capital leases with interest rates
  ranging from 7.0% to 7.75%...............................        6,175           8,045
Bank loans due through August 2010, at rates ranging from
  4.63% to 6.10%...........................................       19,034          22,644
Variable Rate Mortgages....................................        1,536           1,741
                                                              ----------      ----------
Total......................................................    1,157,467       1,155,670
Less: current portion......................................       (9,835)        (11,728)
                                                              ----------      ----------
Total Long-term debt.......................................   $1,147,632      $1,143,942
                                                              ==========      ==========

NOTE 8 -- STOCK SPLIT

     On December 13, 2000, Sanmina announced that its Board of Directors had approved a two-for-one stock split payable in the form of a 100 percent stock dividend. This stock split was effective for shareholders of record on December 18, 2000, and certificates reflecting the stock split were issued on January 8, 2001. Share and per share data have been retroactively adjusted to give effect to the split.

NOTE 9 -- BUSINESS SEGMENT AND CONCENTRATION OF CREDIT RISK

     Sanmina adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during fiscal 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers, or decision making group, in deciding how to allocate resources and in assessing performance.

     Sanmina's chief operating decision maker is the Chief Operating Officer. Based on the evaluation of financial information by the Chief Operating Officer, management currently believes that Sanmina operates in two geographic segments, domestic (U.S.A.) and international operations. Revenues are attributable to the country in which the product is manufactured. During the three months ended December 30, 2000 and January 1, 2000, there were no material assets or revenues from any individual foreign country. Each segment manufactures, tests and services a full spectrum of complex printed circuit boards, custom backplane interconnect devices, electronic assembly services and integrated enclosure systems. The chief operating decision maker evaluates performance based upon each segment's operating income. Operating income is defined as income before interest income or interest expense and taxes.

     Although Sanmina seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina's net sales. During the three months ended December 30, 2000 and January 1,

                              SANMINA CORPORATION

                                  (UNAUDITED)

2000, sales to Sanmina's ten largest customers accounted for 55.9% and 54.1% respectively, of Sanmina's net sales. In the three months ended December 30, 2000 and January 1, 2000, Sanmina's only customer over 10% represented 11.5% and 14.2% of net sales, respectively.

     The following summarizes financial information by geographic segment (in thousands):

                                                          THREE MONTHS ENDED
                                                     -----------------------------
                                                     DECEMBER 30,     JANUARY 1,
                                                         2000            2000
                                                     ------------    -------------
Net Sales
  Domestic.........................................   $1,150,619       $607,866
  International....................................      264,441        176,379
  Intersegment.....................................      (24,717)       (20,544)
                                                      ----------       --------
          Total....................................   $1,390,343       $763,701
                                                      ==========       ========
Operating Income
  Domestic.........................................   $  151,368       $ 61,587
  International....................................       19,343         10,422
  Intersegment.....................................           --             --
                                                      ----------       --------
          Total....................................   $  170,711       $ 72,009
                                                      ==========       ========

                                                                 AS OF
                                                     -----------------------------
                                                     DECEMBER 30,    SEPTEMBER 30,
                                                         2000            2000
                                                     ------------    -------------
Long Lived Assets (excludes goodwill and
  intangibles)
  Domestic.........................................   $  663,346       $631,139
  International....................................      109,324        104,554
                                                      ----------       --------
          Total....................................   $  772,670       $735,693
                                                      ==========       ========

NOTE 10 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 in the first quarter of fiscal 2001 did not have a material impact on Sanmina's financial position, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission issued SAB No. 101, "Revenue Recognition in Financial Statements," which will be effective for Sanmina in the fourth quarter of fiscal 2001. Sanmina is currently analyzing this statement and management does not expect the adoption of this statement to have a material effect on its results of operations or cash flows.

NOTE 11 -- SUBSEQUENT EVENT

     On January 26, 2001, Sanmina announced its intention to acquire all of the shares of AB Segerstrom & Svensson (a company listed on the OM Stockholm Exchange), a leading global supplier of integrated enclosure systems to the communications sector. The transaction will be accounted for as a pooling of interests. The total purchase price is approximately $511 million. The transaction, which is subject to several

                              SANMINA CORPORATION

                                  (UNAUDITED)

conditions, is expected to close March 2001. Principal closing conditions include acceptance of the offer by the holders of at least 90% of Segerstrom & Svensson's outstanding shares and receipt of necessary regulatory approvals and clearances, including clearance by the European Commission. The European Commission clearance is similar to the United States Hart-Scott-Rodino pretransaction notification process.

     The consideration for the shares and convertible debentures in Segerstrom & Svensson will be made in shares in Sanmina. The number of Sanmina shares offered for each share and for each convertible debenture of Segerstrom & Svensson has been determined by a measurement period that started and included January 23, 2001 and ended and included January 30, 2001. The average share price of Sanmina during the measurement period, based on the closing prices on NASDAQ National Market, was $49.6146. The shareholders and holders of convertible debentures in Segerstrom & Svensson will receive 0.38149 Sanmina shares for each share and convertible debenture of Segerstrom & Svensson for a total approximate value of $511 million.

                              SANMINA CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Sanmina Corporation ("Sanmina") was incorporated in Delaware in May 1989 to acquire its predecessor company, which had been in the printed circuit board and backplane business since 1980. Sanmina is a leading independent provider of customized integrated electronic manufacturing services ("EMS"), including turnkey electronic assembly and manufacturing management services, to original equipment manufacturers ("OEMs") in the electronics industry. Sanmina's electronic manufacturing services consist primarily of the design and manufacture of complex printed circuit board assemblies using surface mount ("SMT") and pin-through hole ("PTH") interconnection technologies, the manufacture of custom designed backplane assemblies, fabrication of complex multi-layered printed circuit boards, metal stamping and plating, electronic enclosure systems, subsystem assembly, testing, and assembly of completed systems and direct order fulfillment. In addition to assembly, turnkey manufacturing management also involves procurement and materials management, as well as consultation on printed circuit board design and manufacturing. Sanmina also manufactures custom cable and wire harness assemblies.

     Sanmina has 55 facilities and 10 global technology solution centers, located both domestically and internationally. Sanmina has assembly, fabrication, enclosure, cable, other and global technology solution centers; domestically in Alabama, Arizona, California, Colorado, Massachusetts, New Hampshire, New York, North Carolina, Texas, Utah and Wisconsin; and internationally in Canada, China, Finland, France, Ireland, Malaysia, Mexico and Sweden.

     In addition to the above facilities, Sanmina has a 49.9% ownership interest in INBOARD, a wholly owned subsidiary of Siemens AG. INBOARD is a manufacturer of complex printed circuit boards, with a facility in Germany.

     Sanmina's results of operations have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. Sanmina's operating results are affected by a number of factors. These factors include timing of orders from major customers, mix of product ordered by and shipped to major customers, the volume of orders as related to Sanmina's capacity, the ability of Sanmina to effectively manage inventory and fixed assets, pricing and competitive pressures, component shortages, which could cause Sanmina to be unable to meet customer delivery schedules, and the ability of Sanmina to time expenditures in anticipation of future sales. Sanmina's results are also affected by the mix of products between backplane assemblies and printed circuit boards. Sanmina's results are also affected by general economic conditions in the electronics industry. Sanmina's results can also be significantly influenced by development and introduction of new products by Sanmina's customers. From time to time, Sanmina experiences changes in the volume of sales to each of its principal customers, and operating results may be affected on a period-to-period basis by these changes. Sanmina's customers generally require short delivery cycles, and a substantial portion of Sanmina's backlog is typically scheduled for delivery within six months. Quarterly sales and operating results therefore depend in large part on the volume and timing of bookings received during the quarter, which are difficult to forecast.

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

     Sanmina's customers include a diversified base of OEMs in the communications (telecommunications and networking), industrial and medical instrumentation and high-speed computer systems sectors of the electronics industry. These industry sectors, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products being manufactured by Sanmina could adversely affect Sanmina's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. From time to time the EMS industry experiences increases and decreases in demand as a result of the economy. These changes in demand and in economic conditions may result in customer rescheduling of orders and shipments, which could affect Sanmina's future results of operations. A general recession in the electronics industry could have a material adverse effect on Sanmina's business, financial condition and results of operations. In addition, Sanmina has no firm long-term volume commitments from its customers and over the last few years has experienced reduced lead-time in customer orders. In addition, customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced orders with new business cannot be assured. There can be no assurance that any of Sanmina's current customers will continue to use Sanmina's manufacturing services. The loss of one or more of Sanmina's principal customers, or reductions in sales to any of such customers, could have a material adverse effect on Sanmina's business, financial condition and results of operations.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the three months ended December 30, 2000 and January 1, 2000, certain items as a percentage of net sales. The table and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

                                                           THREE MONTHS ENDED
                                                       --------------------------
                                                       DECEMBER 30,    JANUARY 1,
                                                           2000           2000
                                                       ------------    ----------
Net sales............................................     100.0%         100.0%
Cost of sales........................................      82.3           84.3
                                                          -----          -----
  Gross profit.......................................      17.7           15.7
                                                          -----          -----
Operating expenses:
  Selling, general and administrative................       5.0            5.6
  Amortization of goodwill and intangibles...........       0.4            0.7
                                                          -----          -----
          Total operating expenses...................       5.4            6.3
                                                          -----          -----
Operating income.....................................      12.3            9.4
Other income (expenses), net.........................       0.5           (0.6)
                                                          -----          -----
Income before provision for income taxes.............      12.8            8.8
Provision for income taxes...........................      (4.8)          (3.2)
                                                          -----          -----
Net income...........................................       8.0%           5.6%
                                                          =====          =====

     Sales for the first quarter of fiscal 2001 increased by 82.1% to $1.4 billion from $763.7 million in the corresponding quarter of the prior year. The increase in net sales for the first quarter of fiscal 2001 was due primarily to increased shipments of EMS assemblies to both existing and new customers obtained both through acquisitions and internal growth. Growth in EMS assembly revenues during these periods was influenced by the electronics industry trend towards outsourcing, expansion of Sanmina's operations, both through acquisitions and internally-originated expansions, and a generally positive economic environment in the communications, medical and industrial instrumentation, and high-speed computer segments of the electronics industry. These industry sectors continued to experience overall growth during these periods.

     Gross margin increased from 15.7% in the first quarter of fiscal 2000 to 17.7% in the first quarter of fiscal 2001. Sanmina expects gross margins to continue to fluctuate based on the mix of products ordered by and shipped to major customers. The increase in gross margins for the first quarter was primarily attributable to improved mix and capacity utilization from printed circuit boards and assembly operations from acquired companies. This increase was offset partially by pricing terms negotiated as part of OEM divestiture transactions. Due to increased competition, changes in product and customer mix, and pricing terms negotiated as part of OEM divestiture transactions, Sanmina may continue to experience fluctuations in gross margins.

     Selling, general and administrative expenses increased from $42.6 million in the first quarter of fiscal 2000 to $68.9 million in the first quarter of fiscal 2001. The absolute dollar increase in selling and general and administrative expenses was primarily the result of increased expenditures to support higher sales volume. Sanmina anticipates that operating expenses will continue to increase in absolute dollars due to projected additions to the sales force and other administrative expenditures to support higher sales volume. However, operating expenses as a percentage of sales are anticipated to remain relatively constant or decrease depending upon sales volume and Sanmina's ability to achieve expected operating synergies as a result of the integration of acquired businesses.

     Amortization expense increased from $5.0 million in the first quarter of fiscal 2000 to $6.3 million in the first quarter of fiscal 2001. These amortization expenses reflect the amortization of intangibles and goodwill related to those acquisitions which were accounted for as purchase transactions.

     For the first quarter of fiscal 2001, Sanmina reported net other income of $7.8 million compared to net other expense of $4.9 million for the corresponding quarter of last year. The components of other income and expense, comprising the overall net income or expense, are primarily interest expense on borrowings and convertible subordinated notes and interest income on cash balances and short-term investments. For the first quarter of fiscal 2001, the increase in net other income was largely due to interest received from additional cash flow from operations and higher cash balances.

     Sanmina's provision for income taxes for the first quarter of fiscal 2001 is based upon Sanmina's estimate of the effective tax rate for fiscal 2001 of 38.0%. For the first quarter of fiscal 2000, the effective tax rate was estimated at 36.2%.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, and short-term investments as of December 30, 2000 were $1.2 billion as compared to $1.3 billion at September 30, 2000. For the first quarter of fiscal 2001, cash provided by operations was $27.1 million, which was primarily due to net income and activity in balance sheet accounts. Working capital increased to $2.0 billion as of December 30, 2000 compared to $1.9 billion at September 30, 2000. This increase was primarily due to increases in receivables and inventories.

     Net cash used for investing activities for the first three months of fiscal 2001 primarily related to the purchase of property, plant, and equipment of $63.0 million and short and long-term investments of $68.8 million. These payments were offset by $72.0 million in maturities of short-term investments.

     Net cash provided by financing activities for the first three months of fiscal year 2001 was related to the proceeds from the sale of common stock upon exercise of stock options of $10.1 million offset by net payments of long-term liabilities of $3.8 million.

     In fiscal 1999, Sanmina has entered into an operating lease agreement for new facilities in San Jose, California which houses its corporate headquarters and certain assembly operations. In connection with these transactions, Sanmina pledged $52.9 million of its cash and investments as collateral for certain obligations of the lease.

     Sanmina's future needs for financial resources include increases in working capital to support anticipated sales growth and investment in manufacturing facilities and equipment. Working capital was $2.0 billion at December 30, 2000. Sanmina has evaluated and will continue to evaluate possible business acquisitions. In this regard, Sanmina anticipates incurring additional expenditures during fiscal 2001 in connection with the integrations of its recently acquired businesses and expenditures associated with the anticipated growth.

     Sanmina believes that its existing cash resources, together with cash generated from operations, will be sufficient to meet its working capital requirements through at least the next 12 months. Sanmina may seek to raise additional capital through the issuance of either debt or equity securities. Debt financing may require Sanmina to pledge assets as collateral and comply with financial ratios and covenants. Equity financing may result in dilution to stockholders.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 in the first quarter of fiscal 2001 did not have a material impact on Sanmina's financial position, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission issued SAB No. 101, "Revenue Recognition in Financial Statements," which will be effective for Sanmina in the fourth quarter of fiscal 2001.

Sanmina is currently analyzing this statement and management does not expect the adoption of this statement to have a material effect on its results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has not been a material change in our exposure to interest rate and foreign currency risks since the date of our report on form 10-K for the fiscal year ended September 30, 2000.

     Interest Rate Risk

     Sanmina's exposure to market risk for changes in interest rates relate primarily to Sanmina's investment portfolio. Currently, Sanmina does not use derivative financial instruments in its investment portfolio. Sanmina invests in high credit quality issuers and, by policy, limits the amount of principal exposure to any one issuer. As stated in Sanmina's policy, Sanmina seeks to ensure the safety and preservation of its invested principal funds by limiting default and market risk.

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

     The table below presents carrying amounts and related average interest rates by year of maturity for Sanmina's investment portfolio as of December 30, 2000 (in thousands):

                                                          YEAR ENDED
                             ---------------------------------------------------------------------
                               2001       2002      2003    2004    2005    THEREAFTER     TOTAL
                             --------    -------    ----    ----    ----    ----------    --------
                                                        (IN THOUSANDS)
Cash equivalents,
  short-term, and long-term
  investments..............  $689,061    $81,475    --      --      --        $1,081      $771,617
Average interest rate......       6.3%       7.1%   --      --      --           5.8%          6.4%

     Foreign Currency Exchange Risk

     Sanmina transacts business in foreign countries. Sanmina's primary foreign currency cash flows are in certain European countries, Canada and Asia. Sanmina enters into foreign exchange contracts to hedge certain of its assets and liabilities denominated in foreign currencies. At December 30, 2000, Sanmina had forward contracts to exchange various foreign currencies for U.S. dollars in the gross amount of $27.4 million. Market value gains and losses on forward exchange contracts are recognized as offsets to the exchange gains and losses on the hedged transactions.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Sanmina is not currently a party to any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES

     On December 13, 2000, Sanmina announced a two-for-one stock split that became effective on January 8, 2001 for stockholders of record on December 18, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 29, 2001, Sanmina held its 2001 Annual Meeting of Stockholders. The matters voted upon at the meeting, for shareholders of record as of December 18, 2000, and the vote with respect to each such matter, on a pre-split basis, are set forth below:

        1. To elect directors of Sanmina.

                                                   FOR        WITHHELD
                                               -----------   ----------
John Bolger..................................  129,929,826      957,552
Neil Bonke...................................  129,929,757      957,621
Randy Furr...................................  129,929,676      957,702
Joseph Schell................................  129,929,028      958,350
Jure Sola....................................  106,245,234   24,642,144
Mario Rosati.................................  128,695,208    2,192,170
Bernard Vonderschmitt........................  129,732,170    1,155,208

          2. To approve amendment to Sanmina's Restated Certificate of Incorporation to increase the number of authorized shares of common stock.

                   For: 107,569,598  Against: 22,957,316  Abstain: 360,464

          3. To approve an amendment to the Company's 1993 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,000,000 shares to a new total of 5,600,000 shares.

                   For: 128,962,816  Against: 1,514,552  Abstain: 410,010

          4. To confirm the appointment of Arthur Andersen LLP as the independent public accountants of Sanmina for the fiscal year ending September 29, 2001.

                   For: 130,494,580  Against: 22,131  Abstain: 370,667

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     None.

(b) REPORTS ON FORM 8-K

     On January 26, 2001, Sanmina filed a report on Form 8-K relating to the announcement of its intention to acquire the outstanding shares of AB Segerstrom & Svensson.

     On January 31, 2001, Sanmina filed a report on Form 8-K relating to the announcement of the exchange ratio for each outstanding share of AB Segerstrom & Svensson.

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

                                          SANMINA CORPORATION
                                          (Registrant)

                                          By:       /s/ RANDY W. FURR
                                            ------------------------------------
                                                       Randy W. Furr
                                               President and Chief Operating
                                                           Officer

Date: February 12, 2001
                                          By:       /s/ RICK R. ACKEL
                                            ------------------------------------
                                                       Rick R. Ackel
                                                Executive Vice President and
                                                  Chief Financial Officer