Form 10-Q
period 2001-03-31
SANMINA CORP/DE
filed 2001-05-11
CIK 897723

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 2001, there were 319,689,599 shares outstanding of the issuer's common stock, $0.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SANMINA CORPORATION

                                     INDEX

PART I. FINANCIAL INFORMATION
Item 1. Interim Financial Statements
        Condensed Consolidated Statements of Operations.....    2
        Condensed Consolidated Balance Sheets...............    3
        Condensed Consolidated Statements of Cash Flows.....    4
        Notes to Condensed Consolidated Financial
  Statements................................................    5
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   11
Item 3. Quantitative and Qualitative Disclosures about
  Market Risk...............................................   16

PART II. OTHER INFORMATION
Item 1. Legal Proceedings...................................   18
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   18
Item 6. Exhibits and Reports on Form 8-K....................   18
Signature...................................................   19

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                             ----------------------    ------------------------
                                             MARCH 31,     APRIL 1,    MARCH 31,      APRIL 1,
                                                2001         2000         2001          2000
                                             ----------    --------    ----------    ----------
Net sales..................................  $1,191,138    $948,358    $2,676,709    $1,785,713
Cost of sales..............................     997,863     801,715     2,220,536     1,508,931
                                             ----------    --------    ----------    ----------
  Gross profit.............................     193,275     146,643       456,173       276,782
                                             ----------    --------    ----------    ----------
Operating expenses:
  Selling, general and administrative......      68,071      47,714       144,280        94,310
  Amortization of goodwill and
     intangibles...........................       6,699       5,531        13,667        10,970
  Plant closing, relocation, merger and
     restructuring costs...................      24,948          --        24,948            --
                                             ----------    --------    ----------    ----------
          Total operating expenses.........      99,718      53,245       182,895       105,280
                                             ----------    --------    ----------    ----------
Operating income...........................      93,557      93,398       273,278       171,502
Other income (expense), net................       6,838      (1,219)       12,988        (6,561)
                                             ----------    --------    ----------    ----------
Income before provision for income taxes...     100,395      92,179       286,266       164,941
Provision for income taxes.................      38,150      33,188       108,070        59,156
                                             ----------    --------    ----------    ----------
  Net income...............................  $   62,245    $ 58,991    $  178,196    $  105,785
                                             ==========    ========    ==========    ==========
Earnings per share:
  Basic....................................  $     0.20    $   0.20    $     0.56    $     0.36
  Diluted..................................        0.19        0.18          0.52          0.34
Shares used in computing per share amounts:
  Basic....................................     318,879     302,447       317,730       296,036
  Diluted..................................     349,015     334,185       349,389       327,491

                            See accompanying notes.

                              SANMINA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                              MARCH 31,     SEPTEMBER 30,
                                                                 2001           2000
                                                              ----------    -------------
Current assets:
  Cash and cash equivalents.................................  $  562,685     $  998,242
  Short-term investments....................................     731,212        265,308
  Accounts receivable, net..................................     727,537        714,509
  Inventories...............................................     592,532        608,434
  Deferred income taxes.....................................      88,068         87,187
  Prepaid expenses and other................................      31,537         30,077
                                                              ----------     ----------
          Total current assets..............................   2,733,571      2,703,757
  Property, plant and equipment, net........................     743,029        700,718
  Long-term investments.....................................      67,293         55,917
  Goodwill, intangibles and other...........................     357,687        375,208
                                                              ----------     ----------
          Total assets......................................  $3,901,580     $3,835,600
                                                              ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  473,034     $  541,268
  Accrued liabilities and other.............................     163,967        248,872
                                                              ----------     ----------
          Total current liabilities.........................     637,001        790,140
                                                              ----------     ----------
Long-term liabilities:
  Long-term debt, net of current portion....................   1,210,834      1,200,764
  Other liabilities.........................................      80,144         85,903
                                                              ----------     ----------
          Total long-term liabilities.......................   1,290,978      1,286,667
                                                              ----------     ----------
Stockholders' equity:
  Common stock..............................................       3,202          3,166
  Additional paid-in capital................................   1,215,372      1,168,938
  Accumulated other comprehensive loss......................     (14,104)        (9,503)
  Retained earnings.........................................     769,131        596,192
                                                              ----------     ----------
          Total stockholders' equity........................   1,973,601      1,758,793
                                                              ----------     ----------
                                                              $3,901,580     $3,835,600
                                                              ==========     ==========

                            See accompanying notes.

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    APRIL 1,
                                                                2001         2000
                                                              ---------    ---------
Cash flows from operating activities:
  Net income................................................  $ 178,196    $ 105,785
  Adjustments to reconcile net income to cash provided by
     (used for) operating activities
     Adjustment to conform year end of pooled entities......     (5,259)      (6,265)
     Plant closing, merger and restructuring charges........     24,948           --
     Depreciation, amortization and other...................    111,225       71,153
     Changes in operating assets and liabilities, net of
      acquisitions:
       Accounts receivable..................................    (39,815)    (183,567)
       Inventories..........................................     12,801      (79,338)
       Prepaid expenses, deposits and other.................     (7,758)      (6,325)
       Accounts payable and accrued liabilities.............   (151,536)      83,757
                                                              ---------    ---------
          Cash provided by (used for) operating
            activities......................................    122,802      (14,800)
                                                              ---------    ---------
Cash flows from investing activities:
  Purchases of short-term investments.......................   (859,212)    (169,271)
  Proceeds from maturity of short-term investments..........    395,430      135,600
  Purchases of long-term investments........................    (11,102)          (5)
  Purchases of property and equipment, net of
     acquisitions...........................................   (125,014)     (75,997)
  Cash paid for businesses acquired, net of cash acquired...         --      (70,195)
                                                              ---------    ---------
          Cash used for investing activities................   (599,898)    (179,868)
                                                              ---------    ---------
Cash flows from financing activities:
  Proceeds of long-term liabilities.........................      2,649        9,664
  Proceeds from sale of common stock, net of taxes..........     43,754      560,590
                                                              ---------    ---------
          Cash provided by financing activities.............     46,403      570,254
                                                              ---------    ---------
Effect of exchange rate changes.............................     (4,864)      (3,426)
                                                              ---------    ---------
Decrease in cash and cash equivalents.......................   (435,557)     372,160
Cash and cash equivalents at beginning of period............    998,242      149,281
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $ 562,685    $ 521,441
                                                              =========    =========
Supplemental cash flow information
Cash paid during the period for:
  Interest..................................................  $   9,463    $  21,485
  Income taxes..............................................  $ 200,191    $  48,152

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

     The results of operations for the six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 29, 2001. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2000, included in Sanmina's annual report on Form 10-K.

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

NOTE 2 -- ACQUISITIONS

     On March 1, 2001, Sanmina acquired AB Segerstrom and Svensson ("Segerstrom"), a global supplier of integrated enclosure systems headquartered in Sweden. The transaction was structured as a stock-for-stock exchange and was accounted for as a pooling of interests. Under the terms of the agreement, each Segerstrom common share and convertible debenture was converted into approximately 0.4519 shares of Sanmina common stock. Sanmina acquired approximately 94% of the outstanding shares of Segerstrom pursuant to its offer to acquire Segerstrom. Sanmina has commenced a compulsory acquisition process for the remaining shares in accordance with Swedish law and business practice. Approximately 12.2 million shares of common stock will be issued to acquire Segerstrom, reflecting both the acquired Segerstrom shares and those acquired from the compulsory acquisition process. Segerstrom has ten manufacturing facilities in Sweden, Finland, Hungary, Scotland and Brazil.

     As mentioned above, the merger was accounted for as pooling of interests and the condensed consolidated financial statements have been restated to reflect the combined operations of all entities for the periods presented. Prior to being acquired by Sanmina, Segerstrom operated under a calendar year end, and accordingly, Segerstrom statements of operations, shareholders' equity and cash flows for the three and six month periods ended June 30, 2000 have been combined with the corresponding Sanmina consolidated statements for the three and six month periods ended April 1, 2000. During fiscal 2001, Segerstrom's year-end was changed from December 31 to a 52 or 53 week year ending on the Saturday nearest September 30 to conform to Sanmina's fiscal year end. Accordingly, an adjustment was made to retained earnings in the first quarter of fiscal 2001 to eliminate the duplication of $5.3 million of net income for Segerstrom for the three months of Segerstrom operations ended December 31, 2000. Revenues for the three months ended December 31, 2000 were $96 million. For the three months ended December 31, 2000, Segerstrom cash provided by operating activities of $5.9 million, cash used for investing activities of $4.8 million and cash provided by financing activities of $ 0.4 million have been excluded from the consolidated statement of cash flows for the six months ended March 31, 2001.

                              SANMINA CORPORATION

                                  (UNAUDITED)

     As a result of the pooling of interests accounting with Segerstrom, Sanmina has restated its historical results of operations to include the results of operations of Segerstrom. The financial information presented gives effect to this restatement. A reconciliation of the financial statements for the three and six months ended April 1, 2000, to previously reported information is as follows (in thousands):

                                             THREE MONTHS ENDED    SIX MONTHS ENDED
                                             ------------------    ----------------
Revenue:
  Sanmina..................................       $875,247            $1,638,948
  Segerstrom...............................         74.409               149,959
  Eliminations.............................         (1,298)               (3,194)
                                                  --------            ----------
     Combined..............................       $948,358            $1,785,713
                                                  ========            ==========
Net Income:
  Sanmina..................................       $ 55,562            $   98,354
  Segerstrom...............................          3,429                 7,431
                                                  --------            ----------
     Combined..............................       $ 58,991            $  105,785
                                                  ========            ==========

     Plant closing, relocation, merger and restructuring costs of $24.9 million are comprised of $7.2 million for executive and other severance, attributable to approximately 470 people and related costs, primarily from the Segerstrom employees in Europe, of which 175 people had been terminated as of March 31, 2001, (accrual made in accordance with the criteria in EITF 94-3 "Liability Recognition for Costs to Exit an Activity" including certain costs incurred in a restructuring), $12.5 million for investment banking, accounting, legal and related fees and expenses for the Segerstrom acquisition, and $5.2 million of other related restructuring costs, which are related to the consolidation of duplicate facilities primarily in Europe. These activities are expected to be completed by March 2002. Below is a summary of the activity related to the charges (in thousands):

                                                   PROVISION
                                                   CHARGED TO    CHARGES       BALANCE AT
                                                   OPERATIONS    UTILIZED    MARCH 31, 2001
                                                   ----------    --------    --------------
Cash Provisions:
  Employee severance and related expenses........   $ 7,220      $  (886)       $ 6,334
  Segerstrom merger fees.........................    12,523       (7,013)         5,510
  Shut down and consolidation costs of duplicate
     facilities..................................     2,354           --          2,354
                                                    -------      -------        -------
          Total cash provisions..................   $22,097      $(7,899)       $14,198
                                                    =======      =======        =======
Non-cash:
  Writeoff of impaired or redundant fixed
     assets......................................   $ 2,851
                                                    -------
          Total..................................   $24,948
                                                    =======

                              SANMINA CORPORATION

                                  (UNAUDITED)

     Sanmina had previously recorded plant closing, relocation, merger and restructuring costs associated with various acquisitions, primarily Hadco and Essex, completed in fiscal 2000. Below is a summary of the activity (in thousands):

                                                          BALANCE AT
                                                         SEPTEMBER 30,    CHARGES       BALANCE AT
                                                             2000         UTILIZED    MARCH 31, 2001
                                                         -------------    --------    --------------
Cash Provisions:
  Employee severance, restructuring and other
     expenses..........................................     $15,574       $  (474)       $15,100
  Merger fees..........................................       1,348          (567)           781
                                                            -------       -------        -------
          Total cash provisions........................     $16,922       $(1,041)       $15,881
                                                            =======       =======        =======

     The remaining accrued amounts represent the estimated cost to be incurred for severance and other restructuring for various Hadco and Essex facilities. These activities are expected to be completed by June 2001.

NOTE 3 -- PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Sanmina and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

NOTE 4 -- COMPREHENSIVE INCOME

     SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report a "comprehensive income" that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders' equity. Comprehensive income for Sanmina consists of net income plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments. For the six months ended March 31, 2001, the unrealized holding gain on investments and foreign currency translation adjustment were $3.0 million and $(7.5 million), respectively. For the six months ended April 1, 2000, the unrealized holding loss on investments and foreign currency translation adjustment were $0.4 million and $(4.4 million), respectively. Comprehensive income for the six months ended March 31, 2001 and April 1, 2000 was approximately $173.6 million and $101.0 million, respectively.

NOTE 5 -- LONG-LIVED ASSETS

     Sanmina continually evaluates whether long-lived assets have been impaired in value. This process includes evaluating whether projected results of operations of acquired businesses would support the carrying value of related assets, including the future amortization of the remaining unamortized balance of goodwill.

                              SANMINA CORPORATION

                                  (UNAUDITED)

NOTE 6 -- INVENTORIES

     Inventories, net of provisions, stated at the lower of cost or market (first-in, first-out method), consist of (in thousands):

                                                                AS OF
                                                      --------------------------
                                                      MARCH 31,    SEPTEMBER 30,
                                                        2001           2000
                                                      ---------    -------------
Raw materials.......................................  $377,624       $371,384
Work-in-process.....................................   116,023        148,404
Finished goods......................................    98,885         88,646
                                                      --------       --------
                                                      $592,532       $608,434
                                                      ========       ========

NOTE 7 -- EARNINGS PER SHARE ("EPS")

     Basic EPS was computed by dividing net income by the weighted average number of shares of common stock outstanding during the second quarter and six month periods of fiscal 2001 and 2000. Diluted EPS for the second quarter and six month periods of fiscal 2001 and 2000 includes dilutive common stock equivalents using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock, if dilutive. Reconciliations of the net income and weighted average number of shares used for the diluted earnings per share computations for the second quarter and six month periods of fiscal 2001 and 2000 are as follows:

                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                        --------------------------    ---------------------
                                        MARCH 31,      APRIL 1,       MARCH 31,    APRIL 1,
                                          2001           2000           2001         2000
                                        ---------    -------------    ---------    --------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Income............................  $ 62,245       $ 58,991       $178,196     $105,785
Interest expense, net of tax, related
  to convertible subordinated debt....     2,577          2,706          5,228        5,424
                                        --------       --------       --------     --------
Income for calculating earnings per
  share...............................  $ 64,822       $ 61,697       $183,424     $111,209
                                        ========       ========       ========     ========
Weighted average number of shares
  outstanding during the period.......   318,879        302,447        317,730      296,036
Weighted average number of shares for
  stock options outstanding during the
  period..............................    14,347         15,613         15,701       15,324
Weighted average number of shares if
  convertible subordinated debt were
  converted...........................    15,789         16,125         15,958       16,131
                                        --------       --------       --------     --------
Weighted average number of shares.....   349,015        334,185        349,389      327,491
                                        ========       ========       ========     ========
Diluted earnings per share............  $   0.19       $   0.18       $   0.52     $   0.34
                                        ========       ========       ========     ========

                              SANMINA CORPORATION

                                  (UNAUDITED)

NOTE 8 -- LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                        AS OF
                                                             ---------------------------
                                                             MARCH 31,     SEPTEMBER 30,
                                                                2001           2000
                                                             ----------    -------------
Convertible Subordinated Notes due 2004....................  $  350,000     $  350,000
9 1/2% Senior Subordinated Notes due 2008..................      12,120         12,118
Convertible Subordinated Notes due 2012....................       2,201          2,886
Zero Coupon Convertible Subordinated Notes due 2020........     768,452        753,385
Convertible debt due 2003, converted in March 2001.........          --          2,702
Revolving Credit Agreements................................      10,974          8,565
Obligations under capital leases with interest rates
  ranging from 7.0% to 7.75%...............................      10,592         17,598
Bank loans due through August 2010, at rates ranging from
  4.63% to 6.10%...........................................      62,109         68,710
Other long term debt.......................................       5,837             --
Variable Rate Mortgages....................................       1,657          1,741
                                                             ----------     ----------
          Total............................................   1,223,942      1,217,705
Less: current portion......................................     (13,108)       (16,941)
                                                             ----------     ----------
          Total long-term debt.............................  $1,210,834     $1,200,764
                                                             ==========     ==========

NOTE 9 -- STOCK SPLIT

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

NOTE 10 -- BUSINESS SEGMENT AND CONCENTRATION OF CREDIT RISK

     Sanmina adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during fiscal 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

     Sanmina's chief operating decision maker is the Chief Operating Officer. Based on the evaluation of financial information by the Chief Operating Officer, management currently believes that Sanmina operates in two geographic segments, domestic (U.S.A.) and international operations. Revenues are attributable to the country in which the product is manufactured. During the three and six months ended March 31, 2001 and April 1, 2000, there were no material assets or revenues from any individual foreign country. Each segment manufactures, tests and services a full spectrum of complex printed circuit boards, custom backplane interconnect devices, electronic assembly services and integrated enclosure systems. The chief operating decision maker evaluates performance based upon each segment's operating income. Operating income is defined as income before interest income or interest expense and taxes.

                              SANMINA CORPORATION

                                  (UNAUDITED)

     The following summarizes financial information by geographic segment (in thousands):

                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                     ----------------------    ------------------------
                                     MARCH 31,     APRIL 1,    MARCH 31,      APRIL 1,
                                        2001         2000         2001          2000
                                     ----------    --------    ----------    ----------
Net Sales
  Domestic.........................  $  926,131    $705,402    $2,076,750    $1,313,268
  International....................     313,453     271,421       673,904       537,088
  Intersegment.....................     (48,446)    (28,465)      (73,945)      (64,643)
                                     ----------    --------    ----------    ----------
          Total....................  $1,191,138    $948,358    $2,676,709    $1,785,713
                                     ==========    ========    ==========    ==========
Operating Income
  Domestic.........................  $   81,163    $ 83,929    $  232,531    $  145,516
  International....................      12,394       9,469        40,747        25,986
  Intersegment.....................          --          --            --            --
                                     ----------    --------    ----------    ----------
          Total....................  $   93,557    $ 93,398    $  273,278    $  171,502
                                     ==========    ========    ==========    ==========

                                                                        AS OF
                                                              --------------------------
                                                              MARCH 31,    SEPTEMBER 30,
                                                                2001           2000
                                                              ---------    -------------
Long Lived Assets (excludes goodwill and intangibles)
  Domestic..................................................  $684,439       $631,139
  International.............................................   151,793        153,686
                                                              --------       --------
          Total.............................................  $836,232       $784,825
                                                              ========       ========

     Although Sanmina seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina's net sales. During the three months ended March 31, 2001 and April 1, 2000, sales to Sanmina's ten largest customers accounted for 51.8% and 54.1% respectively, of Sanmina's net sales. For the six months ended March 31, 2001 and April 1, 2000, sales to Sanmina's ten largest customers accounted for 52.4% and 54.5% respectively, of Sanmina's net sales In the three and six months ended March 31, 2001 none of Sanmina's customers individually represented over 10.0% of net sales. In the three and six months ended April 1, 2000, only one of Sanmina's customers individually represented over 10.0% of net sales.

NOTE 11 -- RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Sanmina Corporation ("Sanmina") was incorporated in Delaware in May 1989 to acquire its predecessor company, which had been in the printed circuit board and backplane business since 1980. Sanmina is a leading independent provider of customized integrated electronic manufacturing services ("EMS"), including turnkey electronic assembly and manufacturing management services, to original equipment manufacturers ("OEMs") in the electronics industry. Sanmina's main customers include major industry leaders such as Alcatel, Cisco Systems, Inc., Ericcson, Nokia, Nortel Networks, Inc., Lucent Technologies, Motorola and Tellabs. Sanmina's electronic manufacturing services consist primarily of the design and manufacture of complex printed circuit board assemblies using surface mount ("SMT") and pin-through hole ("PTH") interconnection technologies, the manufacture of custom designed backplane assemblies, fabrication of complex multi-layered printed circuit boards, metal stamping and plating, electronic enclosure systems, subsystem assembly, testing, and assembly of completed systems and direct order fulfillment. In addition to assembly, turnkey manufacturing management also involves procurement and materials management, as well as consultation on printed circuit board design and manufacturing. Sanmina also manufactures custom cable and wire harness assemblies.

     Sanmina has 60 facilities and 14 global technology solution centers, located both domestically and internationally. Sanmina has electronics assembly, printed circuit fabrication, enclosure manufacturing, cable manufacturing, and global technology solution centers; domestically in Alabama, Arizona, California, Colorado, Massachusetts, New Hampshire, New York, North Carolina, Texas, Utah and Wisconsin; and internationally in Brazil, Canada, China, Finland, France, Hungary, Ireland, Malaysia, Mexico, Scotland and Sweden. In addition to these facilities, Sanmina has a 49.9% ownership interest in INBOARD, the remainder of which is owned by Siemens AG. INBOARD is a manufacturer of complex printed circuit boards, and is located in Germany.

     On March 1, 2001, Sanmina acquired AB Segerstrom and Svensson ("Segerstrom"), a global supplier of integrated enclosure systems headquartered in Sweden. The transaction was structured as a stock-for-stock exchange and was accounted for as a pooling of interests. Under the terms of the agreement, each Segerstrom common share and convertible debenture was converted into approximately 0.4519 shares of Sanmina common stock. Sanmina acquired approximately 94% of the outstanding shares of Segerstrom pursuant to its offer to acquire Segerstrom. Sanmina has commenced a compulsory acquisition process for the remaining shares in accordance with Swedish law and business practice. Approximately 12.2 million shares of common stock will be issued to acquire Segerstrom, reflecting both the acquired Segerstrom shares and those acquired from the compulsory acquisition process. Segerstrom has ten manufacturing facilities in Sweden, Finland, Hungary, Scotland and Brazil.

     Prior to being acquired by Sanmina, Segerstrom operated under a calendar year end, and accordingly, Segerstrom's statements of operations, shareholders' equity and cash flows for the three and six month periods ended June 30, 2000 have been combined with the corresponding Sanmina consolidated statements for the three and six month periods ended April 1, 2000. During fiscal 2001, Segerstrom's year-end was changed from December 31 to a 52 or 53 week year ending on the Saturday nearest September 30 to conform to Sanmina's fiscal year end. Accordingly, an adjustment was made to retained earnings in the first quarter of fiscal 2001 to eliminate the duplication of $5.3 million of net income for Segerstrom, for the three months of Segerstrom operations ended December 31, 2000. Revenues for the three months ended December 31, 2000 were $96 million. For the three months ended December 31, 2000, Segerstrom cash provided by operating activities of $5.9 million, cash used for investing activities of $4.8 million and cash provided by financing activities of $0.4 million have been excluded from the consolidated statement of cash flows for the six months ended March 31, 2001.

     Sanmina's results of operations have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. Sanmina's operating results are affected by a number of factors. These factors include timing of orders from major customers, mix of product ordered by and shipped to major customers, the volume of orders as related to Sanmina's capacity, the ability of Sanmina to effectively manage inventory and fixed assets, pricing and competitive pressures, component shortages, which could cause Sanmina to be unable to meet customer delivery schedules, and the ability of Sanmina to time expenditures in anticipation of future sales. Sanmina's results are also affected by the mix of products between backplane assemblies and printed circuit boards as well as general economic conditions in the electronics industry. Sanmina's results can also be significantly influenced by development and introduction of new products by Sanmina's customers. From time to time, Sanmina experiences changes in the volume of sales to each of its principal customers, and operating results may be affected on a period-to-period basis by these changes. Sanmina's customers generally require short delivery cycles, and a substantial portion of Sanmina's backlog is typically scheduled for delivery within six months. Quarterly sales and operating results therefore depend in large part on the volume and timing of bookings received during the quarter, which are difficult to forecast. Sanmina expects revenues for the quarter ending June 30, 2001 to be in the range of $900 million to $1 billion.

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

     Sanmina's customers include a diversified base of OEMs in the communications (telecommunications and networking), industrial and medical instrumentation and high-speed computer systems sectors of the electronics industry. These industry sectors, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products being manufactured by Sanmina could adversely affect Sanmina's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. In particular, many sectors of the electronics industry are currently experiencing a downturn in economic conditions. This downturn is leading to reduced demand for the services provided by EMS companies. These changes in demand and in economic conditions have resulted and may continue to result in customers rescheduling of orders and shipments, which could affect Sanmina's results of operations. In addition, a protracted general recession in the electronics industry could have a material adverse effect on Sanmina's business, financial condition and results of operations. Sanmina has no firm long-term volume commitments from its customers and over the last few years has experienced reduced lead-time in customer orders. In addition, customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced orders with new business cannot be assured. There can be no assurance that any of Sanmina's current customers will continue to use Sanmina's manufacturing services. The loss of one or more of Sanmina's principal customers, or reductions in sales to any of such customers, could have a material adverse effect on Sanmina's business, financial condition and results of operations.

     A significant portion of Sanmina's customer base and operations are located in the State of California, which is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. If blackouts interrupt our power supply, we could be temporarily unable to continue operations at certain of our California facilities. In addition, concerns exist that the California energy crisis could lead to worsening of economic conditions in California which could affect our California customers. Power shortages in California have also caused the wholesale price of electricity to increase, which will likely cause our operating expenses for our California facilities to increase. Accordingly, the California energy situation could adversely affect our business and results of operations.

     Sanmina has pursued, and intends to continue to pursue, business acquisition opportunities, particularly when these opportunities have the potential to enable Sanmina to increase its net sales while maintaining operating margin, to access new geographic markets, to implement Sanmina's vertical integration strategy and/or to obtain facilities and equipment on terms more favorable than those generally available in the market. Acquisitions of companies and businesses and expansion of operations involves certain risks, including (i) the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale or other value, (ii) diversion of management's attention, (iii) difficulties in scaling up production at new sites and coordinating management of operations at new sites and (iv) loss of key employees of acquired operations. No assurance can be given that Sanmina will not incur problems with integrating acquired operations, and there can be no assurance that Sanmina's recent acquisitions, or any future acquisition will result in a positive contribution to Sanmina's results of operations. Furthermore, there can be no assurance that Sanmina will realize value from any such acquisition which equals or exceeds the consideration paid. In addition, there can be no assurance that Sanmina will realize anticipated strategic and other benefits from expansion of existing operations to new sites. Any such problems could have a material adverse effect on Sanmina's business, financial condition and results of operations. In addition, future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, increases in operating expenses, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense.

     In addition, Sanmina expects to pursue opportunities to acquire assembly operations being divested by electronics industry OEMs. Sanmina expects that competition for these opportunities among electronics manufacturing services firms will be intense because these transactions typically enable the acquiror to enter into long-term supply arrangements with the divesting OEM. Accordingly, Sanmina's future results of operations could be adversely affected if Sanmina is not successful in attracting a significant portion of the OEM divestiture transactions it pursues. In addition, due to the large scale and long-term nature of supply arrangements typically entered into in OEM divestiture transactions and because cost reductions are generally a major factor as to why the OEM is divesting operations, pricing of manufacturing services may be less favorable to the manufacturer than in standard contractual relationships. Accordingly, as Sanmina enters into new OEM divestiture transactions, Sanmina may experience erosion in gross margins.

RESULTS OF OPERATIONS

     The following table sets forth, for the three and six months ended March 31, 2001 and April 1, 2000, certain items as a percentage of net sales. The table and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                               ---------------------    ---------------------
                                               MARCH 31,    APRIL 1,    MARCH 31,    APRIL 1,
                                                 2001         2000        2001         2000
                                               ---------    --------    ---------    --------
Net sales....................................    100.0%      100.0%       100.0%      100.0%
Cost of sales................................     83.8        84.5         83.0        84.5
                                                 -----       -----        -----       -----
  Gross profit...............................     16.2        15.5         17.0        15.5
                                                 -----       -----        -----       -----
Operating expenses:
  Selling, general and administrative........      5.7         5.0          5.4         5.3
  Amortization of goodwill and intangibles...      0.5         0.7          0.5         0.6
  Plant closing, relocation, merger and
     restructuring costs.....................      2.1          --          0.9          --
                                                 -----       -----        -----       -----
          Total operating expenses...........      8.3         5.7          6.8         5.9
                                                 -----       -----        -----       -----
Operating income.............................      7.9         9.8         10.2         9.6
Other income (expenses), net.................      0.5        (0.1)         0.5        (0.4)
                                                 -----       -----        -----       -----
Income before provision for income taxes.....      8.4         9.7         10.7         9.2
Provision for income taxes...................     (3.2)       (3.5)        (4.0)       (3.3)
                                                 -----       -----        -----       -----
Net income...................................      5.2%        6.2%         6.7%        5.9%
                                                 =====       =====        =====       =====

     Sales for the second quarter of fiscal 2001 increased by 25.6% to $1.2 billion from $948.4 million in the corresponding quarter of the prior year. For the six months ended March 31, 2001, sales increased by 49.9% to $2.7 billion from $1.8 billion in the first six months ended April 1, 2000. The results reflect continued demand for Sanmina's advanced technologies and total manufacturing solution capabilities. The increase in net sales for the second quarter of fiscal 2001 over the same period in fiscal 2000, was due primarily to overall growth in the industry segments we serve, growth of our customers, success at winning new customers and new programs from the existing customer base, the industry trend towards outsourcing, expansion of Sanmina's operations, both through acquisitions and organic growth, and a generally positive economic environment in the communications, medical and industrial instrumentation, and high-speed computer segments of the electronics industry. These industry sectors continued to experience overall growth during these periods.

     As a result of the pooling of interests accounting with Segerstrom, Sanmina has restated its historical results of operations to include the results of operations of Segerstrom. The financial information presented gives effect to this restatement. A reconciliation of the financial statements for the three and six month periods ended April 1, 2000, to previously reported information is as follows (in thousands):

                                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                                     ------------------    ----------------
Revenue:
  Sanmina..........................................       $875,247            $1,638,948
  Segerstrom.......................................         74.409               149,959
  Eliminations.....................................         (1,298)               (3,194)
                                                          --------            ----------
     Combined......................................       $948,358            $1,785,713
                                                          ========            ==========
Net Income:
  Sanmina..........................................       $ 55,562            $   98,354
  Segerstrom.......................................          3,429                 7,431
                                                          --------            ----------
     Combined......................................       $ 58,991            $  105,785
                                                          ========            ==========

     Gross margin increased from 15.5% in the second quarter of fiscal 2000 to 16.2% in the second quarter of fiscal 2001. For the six months ended March 31, 2001, gross margin increased to 17.0% from 15.5% in the first six months ended April 1, 2000. Sanmina expects gross margins to continue to fluctuate based on overall production and shipment volumes as well as changes in the mix of products ordered by and shipped to major customers. The increase in gross margins for the second quarter and for the six months ended March 31, 2001 was primarily attributable to improved mix and cost efficiencies and reductions and capacity utilization. This increase was offset partially by pricing terms negotiated as part of OEM divestiture transactions and additions to inventory reserves to account for changing customer demand. Due to increased competition, changes in product and customer mix, and pricing terms negotiated as part of OEM divestiture transactions, Sanmina may continue to experience fluctuations in gross margins. Changes in customer demand and sales volumes could also result in fluctuations in gross margins.

     Selling, general and administrative expenses increased from $47.7 million in the second quarter of fiscal 2000 to $68.1 million in the second quarter of fiscal 2001. As a percentage of sales, selling, general and administrative expenses increased from 5.0% in the second quarter of fiscal 2000 to 5.7% for the second quarter of fiscal 2001. The absolute dollar increase in selling and general and administrative expenses over the comparable periods in fiscal 2000 was primarily the result of increased expenditures in infrastructure to support higher sales volume and other related corporate costs. For the six months ended March 31, 2001, selling, general, and administrative expenses increased to $144.3 million from $94.3 million for the first six months ended April 1, 2000. As a percentage of sales, selling, general and administrative expenses increased from 5.3% for the six months of fiscal 2000 to 5.4% for the first six months of fiscal 2001. Sanmina anticipates that operating expenses will increase in absolute dollars compared to fiscal 2000, due to additions to the sales force and other administrative expenditures to our support higher sales volume in fiscal 2001. However, operating expenses as a percentage of sales are anticipated to remain relatively constant depending upon sales volume, Sanmina's ability to achieve expected operating synergies as a result of the integration of acquired businesses and Sanmina's focus on controlling our operating expenses.

     Amortization expense increased from $5.5 million in the second quarter of fiscal 2000 to $6.7 million in the second quarter of fiscal 2001. For the six months ended March 31, 2001, amortization expense increased from $11.0 million for the six months of fiscal 2000 to $13.7 million for the six months of fiscal 2001. These amortization expenses reflect the amortization of intangibles and goodwill related to those acquisitions which were accounted for as purchase transactions.

     Operating expenses increased from $53.2 million in the second quarter of fiscal 2000 to $99.7 million in the second quarter of 2001. As a percentage of sales, operating expenses increased from 5.7% to 8.3% in the second quarter of 2001 compared to the second quarter of fiscal 2000. For the six months ended, operating expenses in absolute dollars increased from $105.3 million in fiscal 2000 to $182.9 million in fiscal 2001 and operating expenses as a percentage of sales increased from 5.9% in fiscal 2000 to 6.8% in fiscal 2001. The increase in operating expenses for the first six months of fiscal 2001 as compared to the first six months in fiscal 2000 was mainly attributable to certain charges recorded in the second quarter of 2001. During the second quarter of fiscal 2001, Sanmina recorded plant closing, relocation, merger and restructuring costs of approximately $24.9 million related to the acquisition of Segerstrom. The plant closing, relocation, merger and restructuring costs of $24.9 million are comprised of $7.2 million for executive and other severance, attributable to approximately 470 people and related costs, primarily from the Segerstrom employees in Europe, of which 175 people had been terminated as of March 31, 2001, (accrual made in accordance with the criteria in EITF 94-3 "Liability Recognition for Costs to Exit an Activity" including certain costs incurred in a restructuring), $12.5 million for investment banking, accounting, legal and related fees and expenses for the Segerstrom acquisition, and $5.2 million of other related restructuring costs which are related to the consolidation of duplicate facilities primarily in Europe. These activities are expected to be completed by March 2002. Excluding merger and restructuring charges, for the first six months of fiscal 2001, operating expenses as a percentage of sales remained flat at 5.9%, as compared to the same period for fiscal 2000. Below is a summary of the activity related to the charges (in thousands):

                                                   PROVISION
                                                   CHARGED TO    CHARGES       BALANCE AT
                                                   OPERATIONS    UTILIZED    MARCH 31, 2001
                                                   ----------    --------    --------------
Cash Provisions:
  Employee severance and related expenses........   $ 7,220      $  (886)       $ 6,334
  Segerstrom merger fees.........................    12,523       (7,013)         5,510
  Shut down and consolidation costs of duplicate
     facilities..................................     2,354           --          2,354
                                                    -------      -------        -------
          Total cash provisions..................   $22,097      $(7,899)       $14,198
                                                    =======      =======        =======
Non-cash:
  Writeoff of impaired or redundant fixed
     assets......................................   $ 2,851
                                                    -------
          Total..................................   $24,948
                                                    =======

     For the second quarter of fiscal 2001, Sanmina reported net other income of $6.8 million compared to net other expense of $1.2 million for the corresponding quarter of last year. For the six months of fiscal 2001, Sanmina reported net other income of $13.0 million compared to net other expense of $6.6 million for the six months of fiscal 2000. The components of other income and expense, comprising the overall net income or expense, are primarily interest expense on borrowings and convertible subordinated notes and interest income on cash balances and short-term investments. For the second quarter of fiscal 2001 and the first six months of fiscal 2001, the increase in net other income was largely due to interest received from additional cash flow from operations and higher cash balances.

     Sanmina's provision for income taxes for the second quarter of fiscal 2001 is based upon Sanmina's estimate of the effective tax rate for fiscal 2001 of
38.0 %. For the second quarter of fiscal 2000, the effective tax rate was 36.0%. For the first six months of fiscal 2001, the effective tax rate was 37.8%.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, and short-term investments as of March 31 2001 and September 30, 2000 were each $1.3 billion. For the six months ending March 31, 2001, cash provided by operations was $122.8 million, which was primarily due to net income, depreciation and amortization, offset by decreases in current liabilities. Working capital increased to $2.1 billion as of March 31, 2001 compared to $1.9 billion at September 30,

2000. This increase in working capital was primarily due to increases in receivables and decreases in accounts payable and accrued liabilities.

     Net cash used for investing activities for the first six months of fiscal 2001 primarily related to the purchase of property, plant, and equipment of $125.0 million and short and long-term investments of $870.3 million. These payments were offset by $395.4 million in maturities of short-term investments.

     Net cash provided by financing activities for the first six months of fiscal year 2001 was related to the proceeds from the sale of common stock from the exercise of stock options and the employee stock purchase plan of $43.8 million and net proceeds of long-term liabilities of $2.6 million.

     In fiscal 1999, Sanmina entered into an operating lease agreement for new facilities in San Jose, California which houses its corporate headquarters and certain assembly operations. In connection with these transactions, Sanmina pledged $52.9 million of its cash and investments as collateral for certain obligations of the lease.

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

     The table below presents carrying amounts and related average interest rates by year of maturity for Sanmina's investment portfolio as of March 31, 2001 (in thousands):

                                                                  YEAR ENDED
                                    ----------------------------------------------------------------------
                                      2001       2002        2003      2004   2005   THEREAFTER    TOTAL
                                    --------   --------   ----------   ----   ----   ----------   --------
                                                                (IN THOUSANDS)
Cash equivalents, short-term, and
  long-term investments...........  $661,545   $275,346    $42,755      --     --         --      $979,646
     Average interest rate........       5.4%       6.5%       7.7%     --     --         --           5.8%

  Foreign Currency Exchange Risk

     Sanmina transacts business in foreign countries. Sanmina's primary foreign currency cash flows are in certain European countries, Canada, Brazil and Asia. Sanmina enters into foreign exchange contracts to hedge certain of its assets and liabilities denominated in foreign currencies. At March 31, 2001, Sanmina had forward contracts to exchange various foreign currencies for U.S. dollars in the gross amount of $30.4 million. Market value gains and losses on forward exchange contracts are recognized in the Consolidated Statement of Operations as offsets to the exchange gains and losses on the hedged transactions.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Sanmina is a party to certain legal proceedings that have arisen in the ordinary course of its business. The amounts in controversy in these matters is not material to Sanmina, and Sanmina believes that the resolution of these proceedings will not have a material adverse effect on Sanmina's business, financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 29, 2001, Sanmina held its annual meeting of stockholders. The votes on the matters submitted to a vote of stockholders at the meeting were reported on in Sanmina's report on Form 10-Q for the quarter ended December 30, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    3.1(a)    Certificate of Amendment to Certificate of Incorporation
              (increasing authorized number of shares of common stock to 1 billion shares).

(b) Reports on Form 8-K

     On January 26, 2001, Sanmina filed a report on Form 8-K relating to the announcement of its intention to acquire the outstanding shares of AB Segerstrom & Svensson.

     On January 31, 2001, Sanmina filed a report on Form 8-K relating to the announcement of the exchange ratio for each outstanding share of AB Segerstrom & Svensson.

     On February 15, 2001, Sanmina filed a report on Form 8-K relating to the announcement of the extension of the acceptance date for offer to the shareholders of AB Segerstrom & Svensson.

     On February 22, 2001, Sanmina filed a report on Form 8-K relating to the announcement of an increase in its offer to the shareholders of AB Segerstrom & Svensson and the Segerstrom's board reaffirmation of its recommendation to accept the offer.

     On February 26, 2001, Sanmina filed a report on Form 8-K relating to the announcement of the determination of the new exchange ratio for Sanmina's offer to the shareholder's of AB Segerstrom & Svensson.

     On March 1, 2001, Sanmina filed a report on Form 8-K relating to the announcement of the completion of the offer to the AB Segerstrom & Svensson shareholders.

     On March 2, 2001, Sanmina filed a report on Form 8-K relating to the announcement of the shares of stock to be included in a registration statement.

                                   SIGNATURE

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SANMINA CORPORATION
                                          (Registrant)

                                          Date: May 9, 2001

                                          By:       /s/ RANDY W. FURR
                                            ------------------------------------
                                                       Randy W. Furr
                                               President and Chief Operating
                                                           Officer

                                          By:       /s/ RICK R. ACKEL
                                            ------------------------------------
                                                       Rick R. Ackel
                                                Executive Vice President and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.1(a)    Certificate of Amendment to Certificate of Incorporation
           (increasing authorized number of shares of common stock to 1 billion shares).