Form 10-Q
period 2001-06-30
SANMINA CORP/DE
filed 2001-08-10
CIK 897723

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 6, 2001, there were 320,618,953 shares outstanding of the issuer's common stock, $0.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SANMINA CORPORATION

                                     INDEX

                       PART I. FINANCIAL INFORMATION
Item 1.  Interim Financial Statements
         Condensed Consolidated Statements of Operations.............      2
         Condensed Consolidated Balance Sheets.......................      3
         Condensed Consolidated Statements of Cash Flows.............      4
         Notes to Condensed Consolidated Financial Statements........      5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     12
Item 3.  Quantitative and Qualitative Disclosure about Market Risk...     19

                         PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     21
Item 2.  Changes in Securities.......................................     21
Item 6.  Exhibits and Reports on Form 8-K............................     21
Signature............................................................     22

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                             ----------------------    ------------------------
                                             JUNE 30,     JULY 1,       JUNE 30,      JULY 1,
                                               2001         2000          2001          2000
                                             --------    ----------    ----------    ----------
Net sales..................................  $776,602    $1,086,182    $3,453,311    $2,871,895
Cost of sales..............................   680,231       927,236     2,900,767     2,436,167
                                             --------    ----------    ----------    ----------
  Gross profit.............................    96,371       158,946       552,544       435,728
                                             --------    ----------    ----------    ----------
Operating expenses:
  Selling, general and administrative......    42,069        69,864       186,349       164,174
  Amortization of goodwill and
     intangibles...........................     6,681         5,614        20,348        16,584
  Write down of long-lived assets..........        --         8,750            --         8,750
  Plant closing, relocation, merger and
     restructuring costs...................     2,959        47,201        27,907        47,201
                                             --------    ----------    ----------    ----------
          Total operating expenses.........    51,709       131,429       234,604       236,709
                                             --------    ----------    ----------    ----------
Operating income...........................    44,662        27,517       317,940       199,019
Other income (expense), net................     3,881         1,527        16,869        (5,034)
                                             --------    ----------    ----------    ----------
Income before provision for income taxes...    48,543        29,044       334,809       193,985
Provision for income taxes.................    18,446        22,153       126,516        81,309
                                             --------    ----------    ----------    ----------
  Net income...............................  $ 30,097    $    6,891    $  208,293    $  112,676
                                             ========    ==========    ==========    ==========
Earnings per share:
  Basic....................................  $   0.09    $     0.02    $     0.65    $     0.37
  Diluted..................................  $   0.09    $     0.02    $     0.62    $     0.36
Shares used in computing per share amounts:
  Basic....................................   321,011       312,892       318,824       301,655
  Diluted..................................   333,088       329,337       349,266       317,352

                            See accompanying notes.

                              SANMINA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               JUNE 30,      SEPTEMBER 30,
                                                                 2001            2000
                                                              -----------    -------------
                                                              (UNAUDITED)      (AUDITED)
Current assets:
  Cash and cash equivalents.................................  $  618,219      $  998,242
  Short-term investments....................................     777,100         265,308
  Accounts receivable, net..................................     553,954         714,509
  Inventories...............................................     550,535         608,434
  Deferred income taxes.....................................      90,282          87,187
  Prepaid expenses and other................................      29,681          30,077
                                                              ----------      ----------
          Total current assets..............................   2,619,771       2,703,757
  Property, plant and equipment, net........................     723,881         700,718
  Long-term investments.....................................      78,954          55,917
  Goodwill, intangibles and other...........................     349,536         375,208
                                                              ----------      ----------
          Total assets......................................  $3,772,142      $3,835,600
                                                              ==========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  363,175      $  541,268
  Accrued liabilities and other.............................     113,220         248,872
                                                              ----------      ----------
          Total current liabilities.........................     476,395         790,140
                                                              ----------      ----------
Long-term liabilities:
  Long-term debt, net of current portion....................   1,213,632       1,200,764
  Other liabilities.........................................      76,257          85,903
                                                              ----------      ----------
          Total long-term liabilities.......................   1,289,889       1,286,667
                                                              ----------      ----------
Stockholders' equity:
  Common stock..............................................       3,209           3,166
  Additional paid-in capital................................   1,218,297       1,168,938
  Accumulated other comprehensive loss......................     (14,876)         (9,503)
  Retained earnings.........................................     799,228         596,192
                                                              ----------      ----------
          Total stockholders' equity........................   2,005,858       1,758,793
                                                              ----------      ----------
                                                              $3,772,142      $3,835,600
                                                              ==========      ==========

                            See accompanying notes.

                              SANMINA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                              ------------------------
                                                               JUNE 30,       JULY 1,
                                                                 2001          2000
                                                              -----------    ---------
Cash flows from operating activities:
  Net income................................................  $   208,293    $ 112,676
  Adjustments to reconcile net income to cash provided by
     (used for) operating activities
     Adjustment to conform year end of pooled entities......       (5,259)      (6,265)
     Plant closing, relocation, merger and restructuring
      charges...............................................       27,907       47,201
     Depreciation, amortization and other...................      155,122      135,849
     Write down of long-lived assets........................           --        8,750
     Changes in operating assets and liabilities, net of
      acquisitions:
       Accounts receivable..................................      136,311     (248,229)
       Inventories..........................................       54,798     (157,089)
       Prepaid expenses, deposits and other.................       (8,029)     (31,772)
       Income tax account...................................      (90,951)       6,529
       Accounts payable and accrued liabilities.............     (196,838)     141,484
                                                              -----------    ---------
          Cash provided by operating activities.............      281,354        9,134
                                                              -----------    ---------
Cash flows from investing activities:
  Purchases of short-term investments.......................   (1,692,065)    (289,812)
  Proceeds from maturity of short-term investments..........    1,182,330      265,315
  Purchases of long-term investments........................      (22,434)         (52)
  Purchases of property and equipment, net of
     acquisitions...........................................     (161,806)    (241,034)
  Cash paid for businesses acquired, net of cash acquired...           --      (30,470)
                                                              -----------    ---------
          Cash used for investing activities................     (693,975)    (296,053)
                                                              -----------    ---------
Cash flows from financing activities:
  Payments of long-term liabilities.........................       (8,973)     (40,619)
  Proceeds from sale of common stock, net of issuance
     costs..................................................       46,561      581,451
                                                              -----------    ---------
          Cash provided by financing activities.............       37,588      540,832
                                                              -----------    ---------
Effect of exchange rate changes.............................       (4,990)      (3,187)
                                                              -----------    ---------
Increase/(decrease) in cash and cash equivalents............     (380,023)     250,726
Cash and cash equivalents at beginning of period............      998,242      149,281
                                                              -----------    ---------
Cash and cash equivalents at end of period..................  $   618,219    $ 400,007
                                                              ===========    =========
Supplemental cash flow information
Cash paid during the period for:
  Interest..................................................  $    19,100    $  40,270
  Income taxes..............................................  $   219,049    $  72,901

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

     The results of operations for the nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 29, 2001. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2000, included in Sanmina's annual report on Form 10-K and our Form 8-K which restates prior reported information to reflect Sanmina's pooling of interest with AB Segerstrom and Svensson.

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

NOTE 2 -- ACQUISITIONS

     On March 1, 2001, Sanmina acquired AB Segerstrom & Svensson ("Segerstrom"), a global supplier of integrated enclosure systems headquartered in Sweden. The transaction was structured as a stock-for-stock exchange and was accounted for as a pooling of interests. Under the terms of the agreement, each Segerstrom common share and convertible debenture was converted into approximately 0.4519 shares of Sanmina common stock. Sanmina acquired approximately 94% of the outstanding shares of Segerstrom pursuant to its offer to acquire Segerstrom. Sanmina has commenced a compulsory acquisition process for the remaining shares in accordance with Swedish law and business practice. As of June 30, 2001, Sanmina has issued approximately 11.6 million shares of common stock in connection with the acquisition of Segerstrom. This number represents 94% of outstanding shares and convertible debentures of Segerstrom, and the remaining 6% will be acquired under the compulsory acquisition process. Segerstrom has manufacturing facilities in Sweden, Finland, Hungary, Scotland and Brazil.

     As mentioned above, the merger was accounted for as pooling of interests and the condensed consolidated financial statements have been restated to reflect the combined operations of all entities for the periods presented. Prior to being acquired by Sanmina, Segerstrom operated under a calendar year end, and accordingly, Segerstrom's statements of operations, shareholders' equity and cash flows for the three and nine month periods ended September 30, 2000 have been combined with the corresponding Sanmina consolidated statements for the three and nine month periods ended July 1, 2000. During Sanmina's fiscal 2001, Segerstrom's year-end was changed from December 31 to a 52 or 53 week year ending on the Saturday nearest September 30 to conform to Sanmina's fiscal year end. Accordingly, an adjustment was made to retained earnings in the first quarter of fiscal 2001 to eliminate the duplication of $5.3 million of net income for Segerstrom, for the three months of Segerstrom operations ended December 31, 2000. Segerstrom's revenues for the three months ended December 31, 2000 were $96 million. For the three months ended December 31, 2000, Segerstrom cash provided by operating activities of $5.9 million, cash used for investing activities of $4.8 million and cash provided by financing activities of $0.4 million have been excluded from Sanmina's consolidated statement of cash flows for the nine months ended June 30, 2001.

                              SANMINA CORPORATION

                                  (UNAUDITED)

     As a result of the pooling of interests accounting with Segerstrom, Sanmina has restated its historical results of operations to include the results of operations of Segerstrom. The financial information presented gives effect to this restatement. A reconciliation of the financial statements for the three and nine months ended July 1, 2000, to previously reported information is as follows (in thousands):

                                                     THREE MONTHS    NINE MONTHS
                                                        ENDED           ENDED
                                                     ------------    -----------
Revenue:
  Sanmina..........................................   $1,000,632     $2,639,580
  Segerstrom.......................................       86,658        236,617
  Eliminations.....................................       (1,108)        (4,302)
                                                      ----------     ----------
     Combined......................................   $1,086,182     $2,871,895
                                                      ==========     ==========
Net income:
  Sanmina..........................................   $    1,821     $  100,175
  Segerstrom.......................................        5,070         12,501
                                                      ----------     ----------
     Combined......................................   $    6,891     $  112,676
                                                      ==========     ==========

NOTE 3 -- PLANT CLOSING, RELOCATION, MERGER AND RESTRUCTURING COSTS

     Below is a summary of the activity related to plant closing, relocation, merger and restructuring costs:

                                                BALANCE AT      PROVISION                 BALANCE AT
                                NATURE OF      SEPTEMBER 30,    CHARGED TO    CHARGES      JUNE 30,
                                 CHARGES           2000         OPERATIONS    UTILIZED       2001
                                ---------      -------------    ----------    --------    ----------
Cash and Non-Cash
  Provisions:
  Employee severance and
     related expenses.......      Cash            $15,574        $(5,524)     $ (4,918)    $ 5,132
  Restructuring and other
     expenses...............  Cash/Non-Cash            --          3,733        (3,298)        435
  Merger fees...............      Cash              1,348         12,523        (9,861)      4,010
  Shut down and
     consolidation costs of
     duplicate facilities...      Cash                 --          5,205        (2,851)      2,354
  Write-off of impaired or
     redundant fixed
     assets.................    Non-Cash               --         11,970       (11,127)        843
                                                  -------        -------      --------     -------
          Total provision...                      $16,922        $27,907      $(32,055)    $12,774
                                                  =======        =======      ========     =======

                                                 BALANCE AT    PROVISION                 BALANCE AT
                                  NATURE OF      OCTOBER 2,    CHARGED TO    CHARGES      JUNE 30,
                                   CHARGES          1999       OPERATIONS    UTILIZED       2000
                                  ---------      ----------    ----------    --------    ----------
Cash and Non-Cash Provisions:
  Employee severance and
     related expenses.........      Cash          $ 2,458       $26,506      $ (2,458)    $26,506
  Restructuring and other
     expenses.................  Cash/Non-Cash          --           832            --         832
  Merger fees.................      Cash            2,191        19,863        (2,191)     19,863
  Shut down and consolidation
     costs of duplicate
     facilities...............      Cash            6,926            --        (6,926)         --
  Write-off of impaired or
     redundant fixed assets...    Non-Cash            714            --          (714)         --
                                                  -------       -------      --------     -------
          Total provision.....                    $12,289       $47,201      $(12,289)    $47,201
                                                  =======       =======      ========     =======

                              SANMINA CORPORATION

                                  (UNAUDITED)

     During the three months ended June 30, 2001, Sanmina recorded plant closing, relocation, merger and restructuring costs of approximately $3.0 million, related to the consolidation of certain facilities. These costs were comprised of the following: $1.7 million for severance, attributable to approximately 665 people and related costs as of June 30, 2001; and a net $1.3 million for restructuring and other costs, primarily related to discontinued use of enterprise-wide software costs used internally by acquired companies (no longer required post acquisition); integration of new information systems at acquired companies; costs related to consolidation of duplicate facilities and write-offs of redundant fixed assets, and the reversal of an accrual related to plant closing, relocation, merger and restructuring costs recorded as part of the Hadco and Essex acquisitions. Activities related to the Hadco and Essex acquisitions were completed as of June 30, 2001. Certain estimates made in the original accrual for the Hadco and Essex restructuring was originally taken in the third quarter of fiscal 2000 and were no longer required as the restructuring was completed at a lower cost than originally estimated.

     In the second quarter of 2001, Sanmina recorded plant closing, relocation, merger and restructuring costs of $24.9 million as part of the merger with Segerstrom. These costs were comprised of $7.2 million for executive and other severance, attributable to approximately 470 people and related costs, primarily affecting Segerstrom's employees in Europe, of which 241 were terminated as of June 30, 2001, $12.5 million for investment banking, accounting, legal and related fees and expenses for the Segerstrom acquisition, and $5.2 million of other related restructuring costs, which are related to the consolidation of duplicate facilities, primarily in Europe. These activities are expected to be completed by March 2002.

NOTE 4 -- PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Sanmina and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

NOTE 5 -- COMPREHENSIVE INCOME

     SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report a "comprehensive income" that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders' equity. Comprehensive income for Sanmina consists of net income plus the effect of unrealized holding gains or losses on investments classified as available-for-sale, and foreign currency translation adjustments. For the nine months ended June 30, 2001, the unrealized holding gain on investments and foreign currency translation adjustment were $2.9 million and $(7.7) million, respectively. For the nine months ended July 1, 2000, the unrealized holding loss on investments and foreign currency translation adjustment were $(0.1) million and $(7.4) million, respectively. Comprehensive income for the nine months ended June 30, 2001 and July 1, 2000 was approximately $203.5 million and $105.2 million, respectively.

NOTE 6 -- LONG-LIVED ASSETS

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

NOTE 7 -- INVENTORIES

     Inventories, net of provisions, stated at the lower of cost or market (first-in, first-out method), consist of (in thousands):

                                                                AS OF
                                                      -------------------------
                                                      JUNE 30,    SEPTEMBER 30,
                                                        2001          2000
                                                      --------    -------------
Raw materials.......................................  $343,686      $371,384
Work-in-process.....................................    71,647       148,404
Finished goods......................................   135,202        88,646
                                                      --------      --------
                                                      $550,535      $608,434
                                                      ========      ========

NOTE 8 -- EARNINGS PER SHARE ("EPS")

     Basic EPS was computed by dividing net income by the weighted average number of shares of common stock outstanding during the third quarter and nine month periods of fiscal 2001 and 2000. Diluted EPS for the third quarter and nine month periods of fiscal 2001 and 2000 includes dilutive common stock equivalents using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock, if dilutive. Reconciliations of the net income and weighted average number of shares used for the diluted earnings per share computations for the third quarter and nine month periods of fiscal 2001 and 2000 are as follows:

                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                          --------------------    --------------------
                                          JUNE 30,    JULY 1,     JUNE 30,    JULY 1,
                                            2001        2000        2001        2000
                                          --------    --------    --------    --------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income..............................  $ 30,097    $  6,891    $208,293    $112,676
Interest expense, net of tax, related to
  convertible subordinated debt (if
  diluted)..............................        --          --       7,824          --
                                          --------    --------    --------    --------
Income for calculating earnings per
  share.................................  $ 30,097    $  6,891    $216,117    $112,676
                                          ========    ========    ========    ========
Weighted average number of shares
  outstanding during the period.........   321,011     312,892     318,824     301,655
Weighted average number of shares for
  stock options outstanding during the
  period................................    12,077      16,445      14,493      15,697
Weighted average number of shares if
  convertible subordinated debt were
  converted.............................        --          --      15,949          --
                                          --------    --------    --------    --------
Weighted average number of shares.......   333,088     329,337     349,266     317,352
                                          ========    ========    ========    ========
Diluted earnings per share..............  $   0.09    $   0.02    $   0.62    $   0.36
                                          ========    ========    ========    ========

                              SANMINA CORPORATION

                                  (UNAUDITED)

NOTE 9  -- LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                        AS OF
                                                             ---------------------------
                                                              JUNE 30,     SEPTEMBER 30,
                                                                2001           2000
                                                             ----------    -------------
Convertible Subordinated Notes due 2004....................  $  350,000     $  350,000
9 1/2% Senior Subordinated Notes due 2008..................      12,121         12,118
Convertible Subordinated Notes due 2012....................       2,135          2,886
Zero Coupon Convertible Subordinated Notes due 2020........     776,121        753,385
Convertible debt due 2003, converted in March 2001.........          --          2,702
Revolving Credit Agreements................................      37,888          8,565
Obligations under Capital Leases with Interest Rates
  ranging from 7.0% to 7.75%...............................       8,889         17,598
Bank Loans due through August 2010, at rates ranging from
  4.63% to 6.10%...........................................      32,757         68,710
Other Long-Term Debt.......................................       3,439             --
Variable Rate Mortgages....................................         502          1,741
                                                             ----------     ----------
          Total............................................   1,223,852      1,217,705
Less: Current Portion......................................     (10,220)       (16,941)
                                                             ----------     ----------
          Total Long-Term Debt.............................  $1,213,632     $1,200,764
                                                             ==========     ==========

NOTE 10 -- STOCK SPLIT

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

NOTE 11 -- BUSINESS SEGMENT AND CONCENTRATION OF CREDIT RISK

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

     Sanmina's chief operating decision maker is the Chief Operating Officer. Based on the evaluation of financial information by the Chief Operating Officer, management currently believes that Sanmina operates in two geographic segments, domestic (U.S.A.) and international operations. Revenues are attributable to the country in which the product is manufactured. During the three and nine months ended June 30, 2001 and July 1, 2000, there were no material assets or revenues from any individual foreign country. Each segment manufactures, tests and services a full spectrum of complex printed circuit boards, custom backplane interconnect devices, electronic assembly services and integrated enclosure systems. The chief operating decision maker evaluates performance based upon each segment's operating income. Operating income is defined as income before interest income or interest expense and taxes.

                              SANMINA CORPORATION

                                  (UNAUDITED)

     The following summarizes financial information by geographic segment (in thousands):

                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                     ----------------------    ------------------------
                                     JUNE 30,     JULY 1,       JUNE 30,      JULY 1,
                                       2001         2000          2001          2000
                                     --------    ----------    ----------    ----------
Net Sales:
  Domestic.........................  $560,495    $  531,507    $2,614,658    $1,330,359
  International....................   222,619       558,815       864,729     1,549,337
  Intersegment.....................    (6,512)       (4,140)      (26,076)       (7,801)
                                     --------    ----------    ----------    ----------
          Total....................  $776,602    $1,086,182    $3,453,311    $2,871,895
                                     ========    ==========    ==========    ==========
Operating Income:
  Domestic.........................  $ 43,109    $  (15,523)   $  275,642    $   94,067
  International....................     1,553        43,040        42,298       104,952
                                     --------    ----------    ----------    ----------
          Total....................  $ 46,662    $   27,517    $  317,940    $  199,019
                                     ========    ==========    ==========    ==========

                                                                        AS OF
                                                              -------------------------
                                                              JUNE 30,    SEPTEMBER 30,
                                                                2001          2000
                                                              --------    -------------
Long Lived Assets (excludes goodwill and intangibles):
  Domestic..................................................  $598,975      $631,139
  International.............................................   150,468       153,686
                                                              --------      --------
          Total.............................................  $749,443      $784,825
                                                              ========      ========

     Although Sanmina seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina's net sales. During the three months ended June 30, 2001 and July 1, 2000, sales to Sanmina's ten largest customers accounted for 54.8% and 55.9% respectively, of Sanmina's net sales. For the nine months ended June 30, 2001 and July 1, 2000, sales to Sanmina's ten largest customers accounted for 51.9% and 54.6% respectively, of Sanmina's net sales. In the three month ended June 30, 2001 two of Sanmina's customers represented over 10.0% of net sales and for the nine month ended June 30, 2001 only one of Sanmina's customers individually represented over 10.0% of net sales. In the three and nine months ended July 1, 2000, only one of Sanmina's customers individually represented over 10.0% of net sales.

NOTE 12 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging
Activities -- an amendment of FASB Statement No. 133". In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 in the first quarter of fiscal 2001 did not have a material impact on Sanmina's financial position, results of operations or cash flows.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" to be effective for all business combinations initiated after June 30, 2001. Under the provisions of the statement, the use of pooling-of-interests method of accounting for those transactions is prohibited and all business combinations should be accounted for using the purchase method of accounting. Sanmina is currently

                              SANMINA CORPORATION

                                  (UNAUDITED)

analyzing this statement and the impact of its adoption on Sanmina's financial position, results of operations and cash flows.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" to be effective for all fiscal years beginning after December 15, 2001. Early adoption of the statement is permitted for entities with fiscal years beginning after March 15, 2001. In all cases, the provisions of SFAS No. 142 should be applied at the beginning of a fiscal year. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets acquired singly, as part of a group or in a business combination and supersedes APB Opinion No. 17, "Intangible Assets." The statement requires that goodwill will no longer be amortized, but should be tested for impairment at least annually at the reporting unit level. Sanmina is currently analyzing this statement and the impact of its adoption on Sanmina's financial position, results of operations and cash flows.

NOTE 13 -- SUBSEQUENT EVENT

     In June 2001, Sanmina announced that it had agreed to acquire Alcatel's manufacturing operations, located in Richardson, Texas. The deal is expected to close in the fourth quarter of fiscal 2001.

     In July 2001, Sanmina announced that it had entered into a definitive merger agreement with SCI Systems, Inc. ("SCI"). Under the terms of the agreement, each outstanding share of SCI common stock will be converted into
1.36 shares of Sanmina common stock. The transaction, which is subject to the approval of Sanmina's and SCI's stockholders and certain U.S. and international regulatory authorities, is expected to close either late in Sanmina's fiscal fourth quarter (September 2001) or early in its first fiscal quarter of 2002, subject to timing of completion of regulatory review. The transaction will be accounted for as a purchase business combination.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward looking statements as a result of certain factors, including those set forth below. You should carefully consider the risks described below in connection with any evaluation of our business and prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. A holder of securities issued by Sanmina should be aware of these and other various risks, including those just described and those described below. The risks set in this quarterly report are not the only risks we face. If any of the risks set forth above or if any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock and our convertible subordinated notes could decline.

     Keep these risk factors in mind when you read "forward-looking" statements elsewhere in this report and in other reports and documents filed by Sanmina with the Securities and Exchange Commission. These are statements that relate to our expectations for future events and time periods. Generally, the words "anticipate," "expect," "intend" and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

GENERAL

     Sanmina Corporation ("Sanmina") was incorporated in Delaware in May 1989 to acquire its predecessor company, which had been in the printed circuit board and backplane business since 1980. Sanmina is a leading independent provider of customized integrated electronic manufacturing services ("EMS"), including turnkey electronic assembly and manufacturing management services, to original equipment manufacturers ("OEMs") in the electronics industry. Sanmina's main customers include major industry leaders such as Alcatel, Cisco Systems, Inc., Ericcson, Nokia, Nortel Networks, Inc., Lucent Technologies, Motorola, Ciena and Tellabs. Sanmina's electronic manufacturing services consist primarily of the design and manufacture of complex printed circuit board assemblies using surface mount ("SMT") and pin-through hole ("PTH") interconnection technologies, the manufacture of custom designed backplane assemblies, fabrication of complex multi-layered printed circuit boards, metal stamping and plating, electronic enclosure systems, subsystem assembly, testing, and assembly of completed systems and direct order fulfillment. In addition to assembly, turnkey manufacturing management also involves procurement and materials management, as well as consultation on printed circuit board design and manufacturing. Sanmina also manufactures custom cable and wire harness assemblies.

     Sanmina has 58 facilities and 13 global technology solution centers, located both domestically and internationally. Sanmina has electronics assembly, printed circuit fabrication, enclosure manufacturing, cable manufacturing and global technology solution centers; domestically in Alabama, Arizona, California, Massachusetts, New Hampshire, New York, North Carolina, Texas, Utah and Wisconsin; and internationally in Brazil, Canada, China, Finland, France, Hungary, Ireland, Malaysia, Mexico, Scotland and Sweden. In addition to these facilities, Sanmina has a 49.9% ownership interest in INBOARD, the remainder of which is owned by Siemens AG. INBOARD is a manufacturer of complex printed circuit boards and is located in Germany.

     On March 1, 2001, Sanmina acquired AB Segerstrom & Svensson ("Segerstrom"), a global supplier of integrated enclosure systems headquartered in Sweden. The transaction was structured as a stock-for-stock exchange and was accounted for as a pooling of interests. Under the terms of the agreement, each Segerstrom common share and convertible debenture was converted into approximately 0.4519 shares of Sanmina common stock. Sanmina acquired approximately 94% of the outstanding shares of Segerstrom pursuant to its offer to acquire Segerstrom. Sanmina has commenced a compulsory acquisition process for the remaining shares in accordance with Swedish law and business practice. As of June 30, 2001, Sanmina has issued approximately 11.6 million shares of common stock in connection with the acquisition of Segerstrom. This number represents 94% of outstanding shares and convertible debentures of Segerstrom, and the remaining 6%
will be acquired under the compulsory acquisition process. Segerstrom has manufacturing facilities in Sweden, Finland, Hungary, Scotland and Brazil.

     Prior to being acquired by Sanmina, Segerstrom operated under a calendar year end, and accordingly, Segerstrom's statements of operations, shareholders' equity and cash flows for the three and nine month periods ended September 30, 2000 have been combined with the corresponding Sanmina consolidated statements for the three and nine month periods ended July 1, 2000. During Sanmina's fiscal 2001, Segerstrom's year-end was changed from December 31 to a 52 or 53 week year ending on the Saturday nearest September 30 to conform to Sanmina's fiscal year end. Accordingly, an adjustment was made to retained earnings in the first quarter of fiscal 2001 to eliminate the duplication of $5.3 million of net income for Segerstrom, for the three months of Segerstrom operations ended December 31, 2000. Segerstrom's revenues for the three months ended December 31, 2000 were $96 million. For the three months ended December 31, 2000, Segerstrom cash provided by operating activities of $5.9 million, cash used for investing activities of $4.8 million and cash provided by financing activities of $0.4 million have been excluded from Sanmina's consolidated statement of cash flows for nine months ended June 30, 2001.

     Sanmina's results of operations have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. Sanmina's operating results are affected by a number of factors. These factors include timing of orders from major customers, mix of product ordered by and shipped to major customers, the volume of orders as related to Sanmina's capacity, the ability of Sanmina to effectively manage inventory and fixed assets, pricing and competitive pressures, component shortages which could cause Sanmina to be unable to meet customer delivery schedules, and the ability of Sanmina to time expenditures in anticipation of future sales. Sanmina's results are also affected by the mix of products between backplane assemblies and printed circuit boards as well as general economic conditions in the electronics industry. Sanmina's results can also be significantly influenced by development and introduction of new products by Sanmina's customers. From time to time, Sanmina experiences changes in the volume of sales to each of its principal customers, and operating results may be affected on a period-to-period basis by these changes. Sanmina's customers generally require short delivery cycles, and a substantial portion of Sanmina's backlog is typically scheduled for delivery within six months. Quarterly sales and operating results therefore depend in large part on the volume and timing of bookings received during the quarter, which are difficult to forecast, especially with the uncertainty and slowdown of Sanmina's customers' end-markets. Sanmina expects revenues for the quarter ending September 30, 2001 to be down five percent to flat, as compared to the third fiscal quarter.

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

     Sanmina's customers include a diversified base of OEMs in the communications (telecommunications and networking), industrial and medical instrumentation and high-speed computer systems sectors of the electronics industry. These industry sectors, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products being manufactured by Sanmina could adversely affect Sanmina's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. In particular, many sectors of the electronics industry, including particularly the telecommunications sector, are currently experiencing a significant downturn in economic conditions. This downturn is leading to reduced demand for the services provided by EMS companies, including Sanmina. These changes in demand and in economic conditions have resulted and may continue to result in customer rescheduling of orders and shipments, which could affect Sanmina's results of operations. In addition, a protracted general recession in the electronics industry could have a material adverse effect on Sanmina's business, financial condition and results of operations. Sanmina has no firm long-term volume commitments from its customers and over the last few years has experienced reduced lead-time in customer orders. In addition, customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced orders with new business cannot be assured. There can be no assurance that any of Sanmina's current customers will continue to use Sanmina's manufacturing services. The loss of one or more of Sanmina's principal customers, or reductions in sales to any of such customers, could have a material adverse effect on Sanmina's business, financial condition and results of operations.

     A significant portion of Sanmina's customer base and operations are located in the state of California, which is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the state of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. If blackouts interrupt our power supply, we could be temporarily unable to continue operations at certain of our California facilities. In addition, concerns exist that the California energy crisis could lead to the worsening of economic conditions in California which could affect our California customers. Power shortages in California have also caused the wholesale price of electricity to increase, which will likely cause our operating expenses for our California facilities to increase. Accordingly, the California energy situation could adversely affect our business and results of operations.

     Sanmina has pursued, and intends to continue to pursue, business acquisition opportunities, particularly when these opportunities have the potential to enable Sanmina to increase its net sales while maintaining operating margin, to access new geographic markets, to implement Sanmina's vertical integration strategy and/or to obtain facilities and equipment on terms more favorable than those generally available in the market. Acquisitions of companies and businesses and expansion of operations involves certain risks, including (i) the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale or other value, (ii) diversion of management's attention, (iii) difficulties in scaling up production at new sites and coordinating management of operations at new sites and (iv) loss of key employees of acquired operations. No assurance can be given that Sanmina will not incur problems with integrating acquired operations, and there can be no assurance that Sanmina's recent acquisitions, or any future acquisition will result in a positive contribution to Sanmina's results of operations. Furthermore, there can be no assurance that Sanmina will realize value from any such acquisition which equals or exceeds the consideration paid. In addition, there can be no assurance that Sanmina will realize anticipated strategic and other benefits from expansion of existing operations to new sites. Any such problems could have a material adverse effect on Sanmina's business, financial condition and results of operations. In addition, future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, increases in operating expenses, large one-time write-offs, the creation of other intangible assets that could result in amortization expense and goodwill.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the three and nine months ended June 30, 2001 and July 1, 2000, certain items as a percentage of net sales. The table and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                               ---------------------    ---------------------
                                               JUNE 30,      JULY 1,    JUNE 30,      JULY 1,
                                                 2001         2000        2001         2000
                                               --------      -------    --------      -------
Net sales....................................   100.0%        100.0%     100.0%        100.0%
Cost of sales................................    87.6          85.4       84.0          84.8
                                                -----         -----      -----         -----
  Gross profit...............................    12.4          14.6       16.0          15.2
                                                -----         -----      -----         -----
Operating expenses:
  Selling, general and administrative........     5.4           6.4        5.4           5.7
  Amortization of goodwill and intangibles...     0.9           0.5        0.6           0.6
  Write down of long-lived assets............                   0.8                      0.3
  Plant closing, relocation, merger and
     restructuring costs.....................     0.4           4.4        0.8           1.6
                                                -----         -----      -----         -----
          Total operating expenses...........     6.7          12.1        6.8           8.2
                                                -----         -----      -----         -----
Operating income.............................     5.8           2.5        9.2           6.9
Other income (expense), net..................     0.5           0.1        0.5          (0.2)
                                                -----         -----      -----         -----
Income before provision for income taxes.....     6.3           2.6        9.7           6.7
Provision for income taxes...................    (2.4)         (2.0)      (3.7)         (2.8)
                                                -----         -----      -----         -----
Net income...................................     3.9%          0.6%       6.0%          3.9%
                                                =====         =====      =====         =====

     Sales for the third quarter of fiscal 2001 decreased by 28.5% to $ 776.6 million from $1.1 billion in the corresponding quarter of the prior year. For the nine months ended June 30, 2001, sales increased by 20.2% to $3.5 billion from $2.9 billion in the first nine months ended July 1, 2000. The decrease in net sales for the third quarter of fiscal 2001 over the same period in fiscal 2000, was due primarily to the downturn in economic conditions worldwide and in the electronics industry in general and the communications sector in particular. This downturn has had a significant impact on our customers and their end markets during the last six months. These economic conditions have led to a reduced demand for services provided by Sanmina and other EMS companies. The increase in net sales for the nine months ended June 30, 2001, as compared to same period in the prior year, was due primarily to a more positive economic environment in the first two quarters of Sanmina's 2001 fiscal year as compared to our third fiscal quarter. Sanmina expects revenues for the quarter ending September 30, 2001 to be down five percent to flat, as compared to the third fiscal quarter.

     The following summarizes financial information by geographic segment (in thousands):

                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                     ----------------------    ------------------------
                                     JUNE 30,     JULY 1,       JUNE 30,      JULY 1,
                                       2001         2000          2001          2000
                                     --------    ----------    ----------    ----------
Net Sales:
  Domestic.........................  $560,495    $  531,507    $2,614,658    $1,330,359
  International....................   222,619       558,815       864,729     1,549,337
  Intersegment.....................    (6,512)       (4,140)      (26,076)       (7,801)
                                     --------    ----------    ----------    ----------
          Total....................  $776,602    $1,086,182    $3,453,311    $2,871,895
                                     ========    ==========    ==========    ==========

     Domestic sales for the third quarter of fiscal 2001 increased by 5.5% to $560.5 million from $531.5 million and international sales decreased by 60.2% to $222.6 million from $558.8 million in the corresponding quarter of the prior year. For the nine months ended June 30, 2001, domestic sales increased by 96.5% to $2.6 billion from $1.3 billion and international sales decreased by 44.2% to $864.7 million from $1.5 billion in the first nine months ended July 1, 2000.

     As a result of the acquisition of Segerstrom, Sanmina has restated its historical results of operations to include the results of operations of Segerstrom. The financial information presented gives effect to this restatement. A reconciliation of the financial statements for the three and nine month periods ended July 1, 2000, to previously reported information is as follows (in thousands):

                                                             THREE MONTHS    NINE MONTHS
                                                                ENDED           ENDED
                                                             ------------    -----------
Revenue:
  Sanmina..................................................   $1,000,632     $2,639,580
  Segerstrom...............................................       86,658        236,617
  Eliminations.............................................       (1,108)        (4,302)
                                                              ----------     ----------
     Combined..............................................   $1,086,182     $2,871,895
                                                              ==========     ==========
Net income:
  Sanmina..................................................   $    1,821     $  100,175
  Segerstrom...............................................        5,070         12,501
                                                              ----------     ----------
     Combined..............................................   $    6,891     $  112,676
                                                              ==========     ==========

     Gross margin decreased from 14.6% in the third quarter of fiscal 2000 to 12.4% in the third quarter of fiscal 2001. For the nine months ended June 30, 2001, gross margin increased to 16.0% from 15.2% in the first nine months ended July 1, 2000. Sanmina expects gross margins to continue to fluctuate based on overall production and shipment volumes as well as changes in the mix of products ordered by and shipped to major customers. The decrease in gross margins for the third quarter was primarily attributable to a lower base of revenues, changes in product and customer mix and additions to inventory reserves to account for changing customer demand, as compared to the comparable quarter of the prior year. The increase in gross margins for the nine months ended June 30, 2001 was primarily attributable to improved product mix, cost efficiencies and reductions and capacity utilization that occurred in the first two quarters of fiscal 2001. This increase was offset partially by pricing terms negotiated as part of OEM divestiture transactions and additions to inventory reserves to account for changing customer demand. Due to increased competition, changes in product and customer mix, and pricing terms negotiated as part of OEM divestiture transactions, Sanmina may continue to experience fluctuations in gross margins. Changes in customer demand and sales volumes could also result in fluctuations in gross margins.

     Selling, general and administrative expenses decreased from $69.9 million in the third quarter of fiscal 2000 to $42.1 million in the third quarter of fiscal 2001. As a percentage of sales, selling, general and administrative expenses decreased from 6.4% in the third quarter of fiscal 2000 to 5.4% in the third quarter of fiscal 2001. The decrease in selling, general and administrative expense was primarily due to Sanmina's ability to respond quickly to marketplace challenges and cost effectively scale back our operations. For the nine months ended June 30, 2001, selling, general, and administrative expenses increased to $186.3 million from $164.2 million for the first nine months ended July 1, 2000. As a percentage of sales, selling, general and administrative expenses decreased from 5.7% for the nine months of fiscal 2000 to 5.4% for the first nine months of fiscal 2001. Selling, general and administrative expenses as a percentage of sales are anticipated to remain relatively constant or decrease slightly, depending upon sales volumes and our ability to effectively scale back on operations to be in line with anticipated customer demand. In addition, we expect to continue to achieve operating synergies as a result of the integration of acquired businesses and Sanmina's focus on controlling our operating expenses.

     Amortization expense increased from $5.6 million in the third quarter of fiscal 2000 to $6.7 million in the third quarter of fiscal 2001. For the nine months ended June 30, 2001, amortization expense increased from $16.6 million for the nine months of fiscal 2000 to $20.3 million for the nine months of fiscal 2001. These amortization expenses reflect the amortization of intangibles and goodwill related to those acquisitions which were accounted for as purchase transactions.

     Operating expenses decreased from $131.4 million in the third quarter of fiscal 2000 to $51.7 million in the third quarter of 2001. As a percentage of sales, operating expenses decreased from 12.1% to 6.7% in the third quarter of 2001 compared to the third quarter of fiscal 2000. For the nine months ended, operating expenses in absolute dollars decreased from $236.7 million in fiscal 2000 to $234.6 million in fiscal 2001 and operating expenses as a percentage of sales decreased from 8.2% in fiscal 2000 to 6.8% in fiscal 2001. The decrease in operating expenses for the first nine months of fiscal 2001 as compared to the first nine months in fiscal 2000 was mainly attributable to plant closing, relocation, merger and restructuring costs of $47.2 million recorded in the third quarter of 2000 related to the Hadco and Essex acquisitions, partially offset by plant closing, relocation, merger and restructuring costs of $24.9 million and $3.0 million recorded in the second and third quarters of 2001, respectively, related to the Segerstrom acquisition and consolidation of certain facilities.

     During the three months ended June 30, 2001, Sanmina recorded plant closing, relocation, merger and restructuring costs of approximately $3.0 million, related to the consolidation of certain facilities. These costs were comprised of the following: $1.7 million for severance, attributable to approximately 665 people and related costs as of June 30, 2001; and a net $1.3 million for restructuring and other costs, primarily related to discontinued use of enterprise-wide software costs used internally by acquired companies (no longer required post acquisition); integration of new information systems at acquired companies; costs related to consolidation of duplicate facilities and write-offs of redundant fixed assets, and the reversal of an accrual related to plant closing, relocation, merger and restructuring costs recorded as part of the Hadco and Essex acquisitions. Activities related to the Hadco and Essex acquisitions were completed as of June 30, 2001. Certain estimates made in the original accrual for the Hadco and Essex restructuring was originally taken in the third quarter of fiscal 2000 and were no longer required as the restructuring was completed at a lower cost than originally estimated.

     During the second quarter of fiscal 2001, Sanmina also recorded plant closing, relocation, merger and restructuring costs of approximately $24.9 million related to the acquisition of Segerstrom. These plant closing, relocation, merger and restructuring costs of $24.9 million are comprised of $7.2 million for executive and other severance, attributable to approximately 470 people and related costs, primarily affecting Segerstrom's employees in Europe, of which 241 were terminated as of June 30, 2001, (accrual made in accordance with the criteria in EITF 94-3 "Liability Recognition for Costs to Exit an Activity" including certain costs incurred in a restructuring), $12.5 million for investment banking, accounting, legal and related fees and expenses for the Segerstrom acquisition, and $5.2 million of other related restructuring costs which are related to the consolidation of duplicate facilities primarily in Europe. These activities are expected to be completed by March 2002.

     Below is a summary of the activity related to plant closing, relocation, merger and restructuring costs:

                                                BALANCE AT      PROVISION                 BALANCE AT
                                NATURE OF      SEPTEMBER 30,    CHARGED TO    CHARGES      JUNE 30,
                                 CHARGES           2000         OPERATIONS    UTILIZED       2001
                                ---------      -------------    ----------    --------    ----------
Cash and Non-Cash
  Provisions:
  Employee severance and
     related expenses.......      Cash            $15,574        $(5,524)     $ (4,918)    $ 5,132
  Restructuring and other
     expenses...............  Cash/Non-Cash            --          3,733        (3,298)        435
  Merger fees...............      Cash              1,348         12,523        (9,861)      4,010
  Shut down and
     consolidation costs of
     duplicate facilities...      Cash                 --          5,205        (2,851)      2,354
  Write-off of impaired or
     redundant fixed
     assets.................    Non-Cash               --         11,970       (11,127)        843
                                                  -------        -------      --------     -------
          Total provision...                      $16,922        $27,907      $(32,055)    $12,774
                                                  =======        =======      ========     =======

                                                 BALANCE AT    PROVISION                 BALANCE AT
                                  NATURE OF      OCTOBER 2,    CHARGED TO    CHARGES      JUNE 30,
                                   CHARGES          1999       OPERATIONS    UTILIZED       2000
                                  ---------      ----------    ----------    --------    ----------
Cash and Non-Cash Provisions:
  Employee severance and
     related expenses.........      Cash          $ 2,458       $26,506      $ (2,458)    $26,506
  Restructuring and other
     expenses.................  Cash/Non-Cash          --           832            --         832
  Merger fees.................      Cash            2,191        19,863        (2,191)     19,863
  Shut down and consolidation
     costs of duplicate
     facilities...............      Cash            6,926            --        (6,926)         --
  Write-off of impaired or
     redundant fixed assets...    Non-Cash            714            --          (714)         --
                                                  -------       -------      --------     -------
          Total provision.....                    $12,289       $47,201      $(12,289)    $47,201
                                                  =======       =======      ========     =======

     Due to the slowdown in the EMS industry, Sanmina anticipates that it will take a restructuring charge of $175 million to $200 million related to reductions in capacity, including a 15 percent to 20 percent reduction in PCB fabrication capacity throughout North America, in the fourth quarter of fiscal 2001.

     Excluding merger and restructuring charges, for the first nine months of fiscal 2001, operating expenses as a percentage of sales remained flat at 6.0%, as compared to the same period for fiscal 2000.

     For the third quarter of fiscal 2001, Sanmina reported net other income of $3.9 million compared to $1.5 million for the corresponding quarter of last year. For the nine months of fiscal 2001, Sanmina reported net other income of $16.9 million compared to net other expense of $5.0 million for the nine months of fiscal 2000. The components of other income and expense, comprising the overall net income or expense, are primarily interest income on cash balances and short-term investments and interest expense on borrowings and convertible subordinated notes. For the third quarter of fiscal 2001 and the first nine months of fiscal 2001, the increase in net other income was largely due to interest received from additional cash flow from operations and higher cash balances.

     Sanmina's provision for income taxes for the third quarter of fiscal 2001 is based upon Sanmina's estimate of the effective tax rate for fiscal 2001 of 38.0%. For the third quarter of fiscal 2000, the effective tax rate was 36.0%. For the first nine months of fiscal 2001, the effective tax rate was 38.0%.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, and short-term investments as of June 30, 2001 and September 30, 2000 were each $1.4 billion and $1.3 billion, respectively. For the nine months ending June 30, 2001, cash provided by operations was $281.4 million, which was primarily due to net income, depreciation and amortization, offset by decreases in current liabilities. Working capital increased to $2.1 billion as of June 30, 2001 compared to $1.9 billion at September 30, 2000. This increase in working capital was primarily due to decreases in accounts payable and accrued liabilities.

     Net cash used for investing activities for the first nine months of fiscal 2001 primarily related to the purchase of property, plant, and equipment of $161.8 million and short and long-term investments of $1.7 billion. These payments were offset by $1.2 billion in maturities of short-term investments.

     Net cash provided by financing activities for the first nine months of fiscal year 2001 was related to the proceeds from the sale of common stock from the exercise of stock options and the employee stock purchase plan of $46.6 million, offset by net payments of long-term liabilities of $9.0 million.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging
Activities -- an amendment of FASB Statement No. 133". In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 in the first quarter of fiscal 2001 did not have a material impact on Sanmina's financial position, results of operations or cash flows.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" to be effective for all business combinations initiated after June 30, 2001. Under the provisions of the statement, the use of pooling-of-interests method of accounting for those transactions is prohibited and all business combinations should be accounted for using the purchase method of accounting. Sanmina is currently analyzing this statement and the impact of their adoption on Sanmina's financial position, results of operations and cash flows.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" to be effective for all fiscal years beginning after December 15, 2001. Early adoption of the statement is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim period financial statements have not been issued previously. In all cases, the provisions of SFAS No. 142 should be applied at the beginning of a fiscal year. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets acquired singly, as part of a group or in a business combination and supersedes APB Opinion No. 17, "Intangible Assets." The statement requires that goodwill will no longer be amortized, but should be tested for impairment at least annually at the reporting unit level. Sanmina is currently analyzing this statement and the impact of their adoption on Sanmina's financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has not been a material change in our exposure to interest rate and foreign currency risks since the date of our report on Form 10-K and our Form 8-K for the fiscal year ended September 30, 2000.

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

     The table below presents carrying amounts and related average interest rates by year of maturity for Sanmina's investment portfolio as of June 30, 2001 (in thousands):

                                                           YEAR ENDED
                             ----------------------------------------------------------------------
                               2001       2002       2003     2004   2005   THEREAFTER     TOTAL
                             --------   --------   --------   ----   ----   ----------   ----------
                                                         (IN THOUSANDS)
Cash equivalents,
  short-term, and long-term
  investments..............  $491,236   $412,045   $155,545   --     --        --        $1,058,826
     Average interest
       rate................      4.51%      5.69%      6.43%  --     --        --              5.25%

  Foreign Currency Exchange Risk

     Sanmina transacts business in foreign countries. Sanmina's primary foreign currency cash flows are in certain European countries, Canada, Brazil and Asia. Sanmina enters into foreign exchange contracts to hedge certain of its assets and liabilities denominated in foreign currencies. At June 30, 2001, Sanmina had forward contracts to exchange various foreign currencies for U.S. dollars in the gross amount of $17.0 million. Market value gains and losses on forward exchange contracts are recognized in the Consolidated Statement of Operations as offsets to the exchange gains and losses on the hedged transactions.

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

     On June 13, 2001, Sanmina filed a complaint against Metricom, Inc. in California state court. The complaint arose out of a July 2, 1999 Agreement for Electronic Manufacturing Services and seeks compensation for cancellation charges arising under this agreement. Parent's damages consist of the cost of certain materials and work-in-process. Metricom has filed for Chapter 11 bankruptcy, and as a result, Sanmina's claim has been stayed. Accordingly, Sanmina has filed a claim for its damages in the bankruptcy proceedings. Based on Sanmina's reserves allocated for the Metricom situation as well as current estimates of funds that will be available to satisfy claims of trade creditors in the Metricom bankruptcy proceeding, Sanmina currently estimates its potential exposure on this matter will not exceed $10 million (after exhausting reserves). The actual amount of exposure will depend on actions taken by the bankruptcy court, and the amount realized from Metricom's assets in the bankruptcy proceeding that are available to be distributed to unsecured creditors. Accordingly, Sanmina's actual exposure in this matter could be in excess of the estimated amount.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     None

(b) Reports on Form 8-K

     On May 14, 2001, Sanmina filed a report on Form 8-K relating to the acquisition of AB Segerstrom & Svensson.

     On May 18, 2001, Sanmina filed a report on Form 8-K relating to the adoption of a Shareholders' Rights Plan.

                                   SIGNATURE

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SANMINA CORPORATION
                                          (Registrant)

                                          Date: August 10, 2001

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