Form 10-K
period 2001-09-29
SANMINA CORP/DE
filed 2001-12-21
CIK 897723

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(Mark One)
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2001

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-21272

                            SANMINA-SCI CORPORATION
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $4,256,825,124 as of September 29, 2001, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of September 29, 2001, the Registrant had outstanding 318,819,000 shares of Common Stock.
                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 2002 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SANMINA-SCI CORPORATION

                                     INDEX

                                                                         PAGE
                                                                         ----
                                PART I
Item 1.   Business....................................................     2
Item 2.   Properties..................................................    11
Item 3.   Legal Proceedings...........................................    13
Item 4.   Submission of matters to a vote of security holders.........    13

                               PART II
Item 5.   Market for registrant's common equity and related               14
          stockholder matters.........................................
Item 6.   Selected financial data.....................................    15
Item 7.   Management's discussion and analysis of financial condition     15
          and results of operations...................................
Item 7A.  Qualitative and quantitative disclosures about market           28
          risk........................................................
Item 8.   Financial statements and supplementary data.................    44
Item 9.   Changes and disagreements with accountants on accounting and    44
          financial disclosure........................................

                               PART III
Item 10.  Directors and executive officers of the registrant..........    44
Item 11.  Executive compensation......................................    44
Item 12.  Security ownership of certain beneficial owners and             44
          management..................................................
Item 13.  Certain relationships and related transactions..............    44

                               PART IV
Item 14.  Exhibits, financial statement schedules, and reports on Form    45
          8-K.........................................................
          Signatures..................................................    86

                                     PART I

ITEM 1.  BUSINESS

     Sanmina-SCI Corporation ("Sanmina-SCI") is a leading independent provider of customized integrated electronic manufacturing services, known as EMS, including turnkey electronic assembly and manufacturing management services, to original equipment manufacturers, or OEMs, in the electronics industry. Our electronics manufacturing services consist primarily of the design and manufacture of complex printed circuit board assemblies using surface mount and pin-through-hole interconnection technologies, the manufacture of custom designed backplane assemblies, fabrication of complex multi-layered printed circuit boards, the manufacture of custom cables and wire harness assemblies, the manufacture of optoelectronic assemblies and custom fiber optic cables, the manufacture of electronic enclosure systems that house large electronic systems and subsystems, testing and assembly of completed systems, and global order fulfillment. In addition to the services above, turnkey manufacturing management also involves procurement and materials management, as well as engineering consultation on printed circuit board design, signal integrity analysis, reliability testing, product homologation services, and manufacturing processes. As a result of these services, Sanmina-SCI can offer an end to end total EMS solution to its customers.

     Surface mount and pin-through-hole printed circuit board assemblies are printed circuit boards on which various electronic components, such as integrated circuits, capacitors, microprocessors and resistors, are mounted. These assemblies are key functional elements of many types of electronic products. Backplane assemblies are large printed circuit boards on which connectors are mounted to interconnect other printed circuit boards, integrated circuits and other electronic components. Optoelectronic assemblies are typically printed circuit assemblies employing fiber optic module integration, including fusion splicing of functional optical signal processing modules. Interconnect products manufactured by Sanmina-SCI generally require greater manufacturing expertise and have shorter delivery cycles than mass produced interconnect products, and therefore, typically have higher profit margins.

     Our customers include leading OEMs in the communications, high-speed computer systems, medical and industrial instrumentation, multimedia entertainment and personal computers. Our principal customers on a combined basis include Alcatel, Cisco Systems, Compaq, Dell Computer, Ericsson, Hewlett Packard, Houston Tracker, Nokia, Nortel Networks, Phillips and Tellabs.

     We locate our manufacturing facilities near our customers and, increasingly, our customers' end users. On a combined basis, Sanmina-SCI manufactures its products in 107 decentralized plants, consisting of 71 electronics assembly facilities, 9 printed circuit board fabrication facilities, 3 cable assembly facilities, 23 enclosure assembly facilities and 1 other manufacturing facility. Sanmina-SCI has electronics assembly, printed circuit fabrication, enclosure manufacturing, cable manufacturing and global technology solution centers domestically in Alabama, Arizona, California, Colorado, Kentucky, Maine, Maryland, Massachusetts, Minnesota, New Hampshire, New York, North Carolina, South Dakota, Texas, Utah, Virginia and Wisconsin, and internationally in Australia, Belgium, Brazil, Canada, China, Finland, France, Hungary, Israel, Ireland, Malaysia, Mexico, The Netherlands, Singapore, Spain, Sweden, Thailand and the United Kingdom. In addition to these facilities, Sanmina-SCI has a 49.9% ownership interest in INBOARD, the remainder of which is owned by Siemens AG. INBOARD is a manufacturer of complex printed circuit boards and is located in Germany.

     We have pursued and intend to continue to pursue business acquisition opportunities, particularly when these opportunities have the potential to enable us to increase our net sales while maintaining operating margins, to access new customers, technologies or geographic markets, to implement our end to end total manufacturing solution strategy or to increase capacity and obtain facilities and equipment. In particular, we expect that we will continue to pursue opportunities to acquire assembly operations being divested by electronics industry OEMs, particularly those in the communications sector and other principal technology sectors served by Sanmina-SCI.

RECENT DEVELOPMENTS

     In December 2001, SCI Systems, Inc. merged with a wholly-owned subsidiary of Sanmina Corporation and following the transaction, SCI is a wholly owned subsidiary of Sanmina-SCI. Under the terms of the merger, SCI stockholders received 1.36 shares of Sanmina common stock for each share of SCI. In connection with the merger, Sanmina changed its corporate name to Sanmina-SCI Corporation and three former members of SCI's board of directors joined the board of directors of Sanmina-SCI.

     In October 2001, Sanmina-SCI purchased certain assets of Electro Mechanical Solutions ("E-M-Solutions"). This transaction includes the purchase of certain manufacturing operations in the United States, as well as the stock of E-M-Solutions' subsidiaries incorporated in Mexico and Northern Ireland. The cash purchase price for this transaction was $110.65 million, $20 million of which is subject to reduction based on a post-closing audit of E-M-Solutions' balance sheet.

     In September 2001, pursuant to an asset purchase agreement and related agreements with International Business Machines Corporation, or IBM, and IBM Japan Limited, or IBM Japan, SCI acquired IBM's design and product testing and engineering and EMS operations based in Yasu, Japan. The cash purchase price for this transaction was $90 million.

     In connection with the acquisition, an SCI subsidiary, AET Holdings, Limited, or AET, and IBM entered into two five year supply agreements under which AET will provide to IBM card design and product testing and engineering services, fulfillment and manufacturing coordination, and EMS services for products developed by IBM's Storage Technology and Personal Computer Divisions, including mobile computing products. The products to be supplied by AET include certain electronic cards for IBM's notebook personal computers and storage devices. AET will design and coordinate the manufacture of electronic cards for IBM as an IBM preferred supplier, but is required to remain competitive under terms described in the supply agreements, which relate primarily to market terms for price, delivery and quality of product.

     As part of the acquisition, another subsidiary of SCI, SCI Japan Technologies, Ltd., or SCI Japan, also agreed to use certain employees of IBM Japan under employment arrangements which may last two or three years. During that period, SCI Japan may retain certain employees of IBM Japan. The companies also entered into other transition service arrangements. SCI is actively pursuing similar transactions, and may enter into similar arrangements as other manufacturers outsource component manufacturing..

     In August 2001, SCI entered into an asset purchase agreement with Nortel Networks, Ltd. and Nortel Networks, U.K., Ltd. for the purchase of certain of their assets located in St. Laurent, Quebec and Monkstown, Northern Ireland. The St. Laurent transaction closed in September 2001 and the Monkstown transaction closed in November 2001. The cash purchase price for these transactions was approximately $124 million.

     In August 2001, SCI and Nokia UK Ltd entered into an asset purchase agreement providing for SCI's acquisition of Nokia UK Ltd's Camberley, U.K. test and repair center. At closing, SCI and Nokia entered into a multi-year repair service agreement and other related agreements. Under the repair service agreement, SCI will provide wireless diagnostics; testing and repair services to Nokia for its mobile communication base station products located in Europe, the Middle East and Africa. The cash purchase price for this transaction was approximately $97 million.

     In June 2001, SCI and Nortel Networks, Inc. entered into an asset purchase agreement providing for SCI's purchase of manufacturing equipment and inventory located at Nortel Network's Boston, Massachusetts systems house. This transaction closed on August 3, 2001, at which time SCI and Nortel Networks entered into a multi-year supply agreement under which SCI will manufacture products for Nortel Networks. The final cash purchase price is contingent on achieving certain revenue levels but will not exceed $4 million.

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

     - Focus Resources. Because the electronics industry is experiencing greater levels of competition and more rapid technological change, many OEMs are increasingly seeking to focus their resources on activities and technologies in which they add the greatest value. By offering comprehensive electronic assembly and turnkey manufacturing services, manufacturing specialists allow OEMs to focus on core technologies and activities such as product development, marketing and distribution. Comprehensive design services from semiconductor design through New Product Introduction (NPI) of complete functional product prototypes is becoming a routine customer need and EMS companies have added significant internal resources during 2001 to serve this new demand.

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

  SANMINA-SCI BUSINESS STRATEGY

     Our objective is to provide OEMs with a total EMS solution. Our strategy encompasses several key elements:

     - Concentrate on high value added products and services for leading
       OEMs. We focus on leading manufacturers of advanced electronic products that generally require custom designed, more complex interconnect products and short lead-time manufacturing services. By focusing on complex interconnect products and manufacturing services for leading OEMs, we are able to realize higher margins than many other participants in the interconnect and EMS industries.

     - Leverage vertical integration. Building on our integrated manufacturing capabilities, we can provide our customers with a broad range of high value added manufacturing services from design to fabrication of bare printed circuit boards, to final system assembly and test. The cable assembly capabilities of Sanmina-SCI provide us with further opportunities to leverage our vertical integration. By manufacturing printed circuit boards, electronic enclosure systems, and custom cable assemblies used in our EMS assemblies, we, through our vertical integration, are able to add greater value and realize additional manufacturing margin. In addition, our vertical integration provides greater control over quality, delivery and cost, and enables us to offer our customers a complete EMS solution.

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

     - Geographic expansion of manufacturing facilities. Since 1993, we have significantly expanded and upgraded our operations through the opening of and acquisition of new facilities and operations in various locations throughout the United States, including Northern California, Southern California, the Dallas-Fort Worth area, the greater Boston area, the greater Chicago area and other locations. Internationally, we have established operations in Canada, China, France, Germany, Ireland, Mexico, Sweden and Finland. With the acquisition of Segerstrom, we have added facilities in Brazil, Hungary, Scotland and additional facilities in Sweden, Finland and the Atlanta, Georgia area. As a result of our merger with SCI, Sanmina-SCI will have a manufacturing presence in over 20 countries. These facilities provide us with operations in key geographic markets for the electronics industry. We will continue to aggressively and opportunistically pursue future expansion opportunities in other markets.

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

  CUSTOMERS, MARKETING AND SALES

     Our customers include a diversified base of OEMs in the communications, high-speed computer systems, medical and industrial instrumentation, multimedia entertainment and personal computers segments of the electronics industry. Our principal customers on a combined basis include Alcatel, Cisco Systems, Compaq, Dell Computer, Ericsson, Hewlett Packard, Houston Tracker, Nokia, Nortel Networks, Phillips and Tellabs.

The following table shows the approximate percentage, on a combined basis, for Sanmina-SCI, for our fiscal 2001 sales in each of these industry sectors.

Communications..............................................   45%
Personal computers..........................................   22%
High-Speed Computer Systems.................................   17%
Medical and Industrial Instrumentation......................    9%
Multimedia entertainment....................................    7%

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

     Historically, we have had substantial recurring sales from existing customers. We have also expanded our customer base through acquisitions and organic growth. In particular, the acquisition of the Alabama operations of Comptronix Corporation and certain assets of the former custom manufacturing services division of Lucent Technologies provided us with several new key customer accounts with significant growth potential. In addition, the November 1997 acquisition of Elexsys International Inc., the November 1998 acquisition of Altron Incorporated, the December 1998 acquisition of Telo Electronics, Inc., and the March 1999 acquisition of Manu-Tronics, Inc. provided us with several major new customer accounts. Our October and November 1999 acquisitions of certain Nortel Networks assembly operations have expanded our customer relationship with Nortel Networks. This relationship was enhanced by our acquisition of a Nortel Networks design engineering group in August 2000. Our recent transactions with Alcatel, Harris and Lucent will provide us with the opportunity to significantly expand our relationship with these customers. Our acquisitions of Hadco Corporation and Essex AB and our acquisition of EMS operations in China enabled us to broaden our customer base as well our geographic base. Our acquisition of Segerstrom has further expanded our global footprint as well as our enclosure systems and full system build capabilities, further strengthening our industry leading position in providing our customers with a total manufacturing solution. Our merger with SCI has resulted in the creation of a leading global EMS company serving major electronics industry markets with a full range of manufacturing and related services in key domestic and international technology centers.

     Although we seek to diversify our customer base, a small number of customers are responsible for a significant portion of our net sales. Prior to the merger and during fiscal 2001, 2000, and 1999, sales to Sanmina-SCI's ten largest customers accounted for 51.1%, 54.8% and 48.1%, respectively, of Sanmina-SCI's net sales. On a combined basis, for fiscal year 2001, the ten largest customers would have accounted for 55.3%, of Sanmina-SCI's net sales. Prior to the merger and for fiscal 2001, no single customer individually exceeded 10.0% of Sanmina-SCI's net sales. For fiscal 2000, sales to one customer, Nortel Networks, represented more than 10.0% of Sanmina-SCI's net sales. For fiscal year 1999, no single customer individually exceeded 10.0% of Sanmina-SCI's net sales.

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

  MANUFACTURING SERVICES

     We specialize in manufacturing complex printed circuit board assemblies, backplane assemblies and printed circuit boards that are used in the manufacture of sophisticated electronic equipment. We began manufacturing backplane assemblies in 1981 and began providing electronic assembly and turnkey manufacturing management services, including the assembly and testing of sophisticated electronic systems, in October 1993.

     We seek to establish "partnerships" with our customers by providing a responsive, flexible total manufacturing services solution. These services include computer integrated manufacturing, known as CIM, and design and engineering services, quick-turnaround NPI manufacturing of prototype and preproduction assemblies, and materials procurement and management. CIM services provided by us consist of developing manufacturing processes, tooling and test sequences for new products from customer designs. We also evaluate customer designs for manufacturability and test, and, when appropriate, recommend design changes to reduce manufacturing cost or lead times or to increase manufacturing yields and the quality of the finished product. Once engineering is completed, we manufacture prototype or preproduction versions of that product on a quick-turnaround basis. We expect that the demand for engineering and quick-turnaround prototype and preproduction manufacturing services will increase as OEMs' products become more complex and as product life cycles shorten. Materials procurement and handling services provided by us include planning, purchasing, warehousing and financing of electronic components and enclosures used in the assemblies and systems.

  MANUFACTURING AND ENGINEERING

     Manufacturing Processes. We produce complex, technologically advanced surface mount and pin-through-hole assemblies, backplane assemblies and multi-layer printed circuit boards, custom cable assemblies, enclosures and full systems that meet increasingly tight tolerances and specifications demanded by OEMs. Multi-layering, which involves placing multiple layers of electrical circuitry on a single printed circuit board or backplane, expands the number of circuits and components that can be contained on the interconnect product and increases the operating speed of the system by reducing the distance that electrical signals must travel. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together on the printed circuit board or backplane. Today, we are capable of efficiently producing commercial quantities of printed circuit boards with up to 60 layers and circuit track widths as narrow as three mils. Additionally, 2 mil line patterning is done on a growing percentage of new customer designs. The manufacture of complex multilayer interconnect products often requires the use of sophisticated circuit interconnections between certain layers (called "blind or buried vias") and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds (referred to as "controlled impedance"). Customer requirements for higher signal speed PCBs increasingly requires the application of recently developed polymer laminate materials; close development relationships with key laminate materials suppliers are essential for successful factory and EMS product qualification. These technologies require very tight lamination and etching tolerances and are especially critical for printed circuit boards with ten or more layers.

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

     In addition to volume fabrication of printed circuit boards, Sanmina-SCI has facilities that specialize in prototype and pre-production manufacturing. Prototypes typically require lead times of three to seven days, and often as short as 24 hours. Prototype development at these facilities has included multi-layer printed circuit boards of up to 60 layers, embedded discrete components, heavy copper substrates, sequential lamination, cavity substrates, thermal management products, single chip carriers, planar magnetics, advanced surface finishes and various high performance substrates for the high frequency microwave market. These facilities also support advanced attachment technologies such as Direct Chip Attach (DCA) and High Density Interconnect (HDI). In combining the design of a printed circuit with the manufacture of the prototype, Sanmina-SCI can reduce the length of the design/manufacture cycle. By working closely with customers at the design and prototype stage, Sanmina-SCI believes it strengthens long-term relationships with its customers and gains an advantage in securing a preferred vendor status when customers begin volume production. Pre-production is the manufacture of limited quantities of electronic interconnects during the transition period from prototype to volume production. Pre-production generally requires quick-turn delivery to accommodate time-to-volume pressures or as a temporary solution for unforeseen customer demands. Pre-production is done both in the quick-turn prototype and volume production facilities.

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

     The integration of all these processes allows us to offer an end-to-end total EMS solution.

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

     In addition to ISO 9000, many of our facilities have been TL 9000 certified. TL 9000 is relatively new telecommunications standard. The TL 9000 Quality System Requirements and Quality System Metrics are designed specifically for the telecommunications industry to promote consistency, efficiency, and improved customer satisfaction. Included in the TL 9000 system are performance-based metrics that measure the reliability and quality performance of the product.

     The majority of our facilities are also Telcordia (formerly Bellcore), British Approval Board for Telecommunications (BABT), and Underwriters Laboratories (UL), compliant. These standards define requirements for quality, manufacturing process control and manufacturing documentation and are required by many OEMs in the electronics industry, including suppliers to AT&T and the Regional Bell Operating Companies.

     Facilities. On a combined basis, Sanmina-SCI manufactures products in 107 decentralized plants, consisting of 71 electronics assembly facilities, 9 printed circuit board fabrication facilities, 3 cable assembly facilities, 23 enclosure assembly facilities and 1 other manufacturing facility. Generally, each of our decentralized plants has its own production, purchasing, and materials management and quality capabilities located on site. The production expertise of some plants overlaps, which enables us to allocate production based on product type and available capacity at one or more plants. With assembly facilities located in major electronics industry centers throughout the country, including, including Silicon Valley, Southern California, the Dallas-Forth Worth area, the Research Triangle Park area, New England, the greater Chicago area and Northern Alabama, as well as international locations including Australia, Belgium, Brazil, Canada, China, Finland, France, Hungary, Israel, Ireland, Malaysia, Mexico, The Netherlands, Singapore, Spain, Sweden, Thailand, and The United Kingdom, we are also able to allocate production based on geographic proximity to the customer, process capabilities and available capacity. Decentralized plants can focus on particular product types and respond quickly to customers' specific requirements. We believe that decentralized facilities also allow us to achieve improved accountability, quality control and cost control.

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

     Recent developments in the electronics industry have necessitated improvements in the types of laminate used in the manufacture of interconnect products. New laminate materials may contain new chemical formulations to achieve better control of flow, resin systems with high glass transition temperatures, reduced surface imperfections and greatly improved dimensional stability. Future generations of interconnect products will require lower dielectric loss polymers for better total signal transmission integrity, ultra fine lines, multilayers of much greater complexity and thickness, and extremely small holes in the 3 to 10 mil range. The materials designed to meet these requirements, such as BT epoxy, cyanate esters, polyamide quartz, thermoplastic composites, and Kevlar epoxy, are beginning to appear in the marketplace. Widespread commercial use of these materials will depend upon statistical process control and improved manufacturing procedures to achieve the required yields and quality. In addition, Hadco has developed a material technology known as Buried Capacitance as well as various other microvia processes which are designed to provide improved electrical performance, decreased EMI emissions, and greater interconnect densities on printed circuit boards.

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

     Historically, the majority of raw materials used in Sanmina-SCI's manufacture of printed circuit boards and components used in backplane and system assemblies have been readily available. However, in the recent past there have been shortages of electronic components that have affected the ability of Sanmina-SCI and other manufacturers to complete and ship assemblies on a timely basis. Component shortages can force Sanmina-SCI to delay shipments to customers, which could harm Sanmina-SCI's results of operations for a particular fiscal period and could also expose Sanmina-SCI to contractual penalties for failure to complete deliveries as scheduled. Accordingly, component shortages could harm Sanmina-SCI's business, financial condition and results of operations.

  INTELLECTUAL PROPERTY

     Sanmina-SCI holds various United States and foreign patents directed to printed circuit boards and methods of manufacturing printed circuit boards. Although Sanmina-SCI seeks to protect certain proprietary technology and other intangible assets through patents and trademark filings, it has relatively few patents and relies primarily on trade secret protection. There can be no assurance that Sanmina-SCI will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to Sanmina-SCI's trade secrets. The future success of Sanmina-SCI will depend on the continued development of processes and capabilities. Sanmina-SCI believes that its accumulated experience with respect to materials and process technology is also important to its operations.

  ENVIRONMENTAL CONTROLS

     We are subject to a variety of local, state, federal environmental laws and regulations in the United States and elsewhere relating to the treatment, storage, use, discharge, emission and disposal of chemicals, solid waste and other hazardous materials used during their manufacturing processes, as well as occupational safety and health laws, and product take back, product labeling and product content requirements. The failure to comply with present and future laws and regulations could restrict our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations including the payment of fines and penalties. Proper waste disposal is a major consideration for printed circuit board manufacturers because metals and chemicals are used in the manufacturing process. Water used in the printed circuit board manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into municipal sanitary sewer systems. In addition, although the electronics assembly process generates significantly less wastewater than printed circuit board fabrication, maintenance of environmental controls is also important in the electronics assembly process. Each of our printed circuit board and electronics assembly plants has personnel responsible for monitoring environmental compliance.

     Each plant, to the extent required by law, operates under environmental permits issued by the appropriate governmental authority. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. There can be no assurance that violations will not occur in the future as a result of human error, equipment failure or other causes. In the event of a future violation of environmental laws, we could be held liable for damages, fines, costs of remedial actions, and we could be subject to revocation of permits. Any such revocation could require us to cease or limit production at one or more of our facilities, thereby having an adverse impact on our results of operations.

     We have through our acquisitions, and in some cases with respect to our own sites, discovered contamination in the soil, groundwater and in the interior of certain sites. For example, contamination has been discovered in soil and groundwater of current and former operating sites including the Mountain View and Irvine, California sites associated with our November 1997 acquisition of Elexsys International, Inc., the Wilmington, Massachusetts site associated with our November 1998 acquisition of Altron Corporation, the Derry, New Hampshire, Owego, New York and Ft. Lauderdale, Florida sites associated with our June 2000 acquisition of Hadco Corporation and SCI's Brockville, Ontario site. Lead dust contamination associated with printed circuit board assembly has been discovered in SCI's Arab, Alabama, Colorado Springs, Colorado and San Jose, California facilities. In addition, there are certain sites where the potential for contamination exists, but has not been confirmed

     We believe, based on the limited information currently available, that the cost of any groundwater or soil clean-up that may be required at these facilities would not materially harm our business, financial condition and results of operations. Nevertheless, the process of remediating contamination in soil, groundwater and inside the facilities is costly, and there can be no assurance that the costs of such activities would not harm our business, financial condition and results of operations. Sanmina-SCI has, with its consultants, performed environmental review of acquired sites and has established a reserve to address these liabilities. The issues associated with these and other contaminated sites and the reserves for liabilities associated with the contamination are described in detail under "Factors Affecting Operating Results." We also have been named as a potentially responsible party at contaminated disposal sites such as the Casmalia Resources Site, the Allworth, Inc. site and several other sites as a result of the past disposal of hazardous waste by Sanmina-SCI, companies we acquired or their corporate predecessors. While liabilities for such historic disposal activities have not been material to our financial condition to date, there can be no guarantee that past disposal activities will not result in material liability to us in the future. These disposal site liabilities and the reserves associated with them are further described under "Factors Affecting Operating Results."

  BACKLOG

     Sanmina-SCI's backlog prior to the merger was approximately $0.7 billion at September 29, 2001. Sanmina-SCI's backlog, on a combined basis, would have been approximately $3.4 billion at September 29, 2001. Backlog consists of purchase orders received, including, in certain instances, forecast requirements released for production under customer contracts. Cancellation and postponement charges generally vary depending upon the time of cancellation or postponement, and a certain portion of our backlog may be subject to cancellation or postponement without significant penalty. Typically, a substantial portion of our backlog is scheduled for delivery within the next six months.

  COMPETITION

     Significant competitive factors in the market for advanced backplane assemblies and printed circuit boards include product quality, responsiveness to customers, manufacturing and engineering skills, and price. We believe that competition in the market sectors we serve is based more on product quality and responsive customer service and support than on price, in part because the cost of interconnect products we manufacture is usually low relative to the total cost of the equipment for which they are components, and in part because of the greater importance of product reliability and prompt delivery to our customers. We believe that our primary competitive strengths are our ability to provide leading edge technology and to provide an end to end total EMS solution which includes responsive, flexible, short lead-time manufacturing services, our engineering and manufacturing expertise and our customer service support.

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

  EMPLOYEES

     As of September 2001, Sanmina-SCI, on a combined basis, would have had 48,774 full-time employees, including 47,156 in manufacturing and engineering, 575 in marketing and sales and 1,043 in general administration and finance. None of our U.S. employees are represented by a labor union and we have never experienced a work stoppage or strike. We believe our relationship with our employees is good.

ITEM 2.  PROPERTIES

     Our facilities consist of assembly, fabrication, enclosure, cable and other, and global technology solution centers, located domestically and internationally. These facilities, on a combined basis, comprise an aggregate of approximately 14.9 million square feet, including square footage that is currently unoccupied due to restructuring and consolidation activities, of which
5.4 million square feet are leased. Leases for these facilities expire between 2001 and 2010. The leases generally may be extended at our option. Our principal facilities are located as follows:

                                    APPROXIMATE                                       APPROXIMATE
                                      SQUARE                                            SQUARE
             DOMESTIC                 FOOTAGE               INTERNATIONAL               FOOTAGE
             --------               -----------             -------------             -----------
Guntersville, Alabama.............     146,000    Perth, Australia..................      62,700
Huntsville, Alabama...............   1,641,000    Ghislenghien, Belgium.............      30,000
Phoenix, Arizona..................     233,000    Sao Jose dos Campos, Brazil.......     135,000
Fountain Valley, California.......      27,000    Campinas, Brazil..................     232,000
Irvine, California................     168,000    Brockville, Ontario, Canada.......     480,000
Lake Forest, California...........      21,000    Calgary, Alberta, Canada..........     159,000
Morgan Hill, California...........     100,000    Toronto, Ontario, Canada..........     158,000
San Jose, California(1)...........   1,404,000    Kanata, Ontario, Canada...........      25,000
Watsonville, California...........     165,000    Pointe-Claire, Quebec, Canada.....     220,000
Colorado Springs, Colorado........      86,760    Camberley, England................     105,000
Fountain, Colorado................     360,000    Haukipudas, Finland...............     312,000
Pendergrass, Georgia..............      27,000    Oulu, Finland.....................      81,000
Richmond, Kentucky................     147,000    Aaneksoki/Tikkakoski, Finland.....     148,000
Stanton, Kentucky.................      88,000    Salo, Finland.....................      41,000
Augusta, Maine....................     311,000    Uusikaupunki, Finland.............      52,000
Hunt Valley, Maryland.............      71,400    Chateaudun, France................      83,000
Haverhill, Massachusetts..........      71,000    Guyancourt, France................      10,000
Wilmington, Massachusetts.........     200,000    Grenoble, France..................      78,000
Woburn, Massachusetts.............     104,000    Pecs, Hungary.....................      34,000
Oakdale, Minnesota................      11,000    Tatabanya, Hungary................     204,188
Clinton, North Carolina...........     188,000    Dublin, Ireland...................      52,000
Durham, North Carolina............      70,000    Fermoy, County Cork, Ireland......     110,000
Graham, North Carolina............     138,000    Ma'a lot, Israel..................      55,000
Derry, New Hampshire..............     266,000    Petach, Israel....................      37,000
Hooksett, New Hampshire...........      89,000    Kuching, Malaysia.................     180,000
Manchester New Hampshire..........      72,000    Penang, Malaysia..................     115,000
Salem, New Hampshire..............      64,000    Apodaca, Mexico...................     330,000
Owego, New York...................     292,000    Coahuila, Mexico..................     113,000
Rapid City, South Dakota..........     230,000    Guadalajaja, Mexico...............     537,000
                                                  Heerenveen, Leek, The
Austin, Texas.....................      17,000    Netherlands.......................     232,000
                                                  Kunshan, Peoples' Republic of
Carrollton, Texas.................     175,000    China.............................     262,000
                                                  Shenzhen, Peoples' Republic of
Denton, Texas.....................      55,000    China.............................     315,000
Plano, Texas......................     136,000    Kirkcaldy, Scotland...............     123,000
Richardson, Texas.................     380,000    Irvine, Scotland..................     172,500
San Antonio, Texas................     109,000    Leganes, Spain....................     108,400
Salt Lake City, Utah..............       8,000    Alvsjo, Sweden....................       8,000
Lynchburg, Virginia...............     737,000    Bengtsfors, Sweden................     174,000
Kenosha, Wisconsin................     198,000    Eskilstuna, Sweden................     163,000
Turtle Lake, Wisconsin............     125,000    Jonkoping, Sweden.................     242,000

                                    APPROXIMATE                                       APPROXIMATE
                                      SQUARE                                            SQUARE
             DOMESTIC                 FOOTAGE               INTERNATIONAL               FOOTAGE
             --------               -----------             -------------             -----------
                                                  Ornskoldsvik, Sweden..............      55,000
                                                  Sundsvall, Sweden.................      10,000
                                                  Montala, Sweden...................     664,000
                                                  Republic of Singapore.............     165,000
                                                  Pathum Thani, Thailand............     138,500

---------------

(1) Includes facilities located nearby in Santa Clara, Fremont, Milpitas and Mountain View.

     We believe that our existing facilities, together with facilities expansions and upgrades that are in process or that we are currently evaluating, are adequate to meet our reasonably foreseeable requirements for at least the next two years. We continually evaluate our expected future facilities requirements.

ITEM 3.  LEGAL PROCEEDINGS

     Sanmina-SCI and certain of its subsidiaries, namely Hadco and SCI, are involved in various administrative proceedings related to environmental matters. These matters are described in greater detail under "Factors Affecting Operating Results." Although Sanmina-SCI could incur significant costs relating to these matters, Sanmina-SCI believes, on the limited information currently available, that the cost of any remediation that may be required at these facilities would not materially harm our business, financial condition or results of operations.

     Sanmina-SCI is a party to certain other legal proceedings that have arisen in the ordinary course of its business. The amounts in controversy in these matters are not material to Sanmina-SCI, and Sanmina-SCI believes that the resolution of these proceedings will not have a material adverse effect on Sanmina-SCI's business, financial condition and results of operations.

     On June 13, 2001, Sanmina-SCI filed a complaint against Metricom, Inc. in the California state court. The complaint arose out of a July 2, 1999 Agreement for Electronic Manufacturing Services and seeks compensation for cancellation charges arising under this agreement. Sanmina-SCI's damages consist of the cost of certain materials and work-in-process. Metricom has filed for Chapter 11 bankruptcy, and as a result, Sanmina-SCI's claim has been stayed. Accordingly, Sanmina-SCI has filed a claim for its damages in the bankruptcy proceedings. Sanmina-SCI currently estimates it has no additional exposure on this matter (after exhausting allocated reserves).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                       EXECUTIVE OFFICERS OF THE COMPANY

     Pursuant to General Instruction G(3), the information regarding the Company's executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

     The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age, as of December, 2001, of such officer.

                NAME                   AGE                          POSITION
                ----                   ---                          --------
Jure Sola............................  50    Co-Chairman, Chief Executive Officer and Director
A. Eugene Sapp, Jr. .................  65    Co-Chairman
Randy W. Furr........................  47    President, Chief Operating Officer and Director
Rick R. Ackel........................  48    Executive Vice President and Chief Financial Officer

     Mr. Sola co-founded Sanmina-SCI in 1980 and initially held the position of Vice President of Sales and Marketing and was responsible for the development and growth of Sanmina-SCI's sales organization. He became Vice President and General Manager in October 1987 with responsibility for all manufacturing operations as well as sales and marketing. Mr. Sola was elected President in October 1989 and has served as Chairman of the Board and Chief Executive Officer since April 1991. Mr. Sola relinquished the title of President when Mr. Furr was appointed to such position in March 1996. As of the consummation of the merger, Mr. Sola serves as Co-Chairman of the Sanmina-SCI Board of Directors and continues as Chief Executive Officer of Sanmina-SCI.

     Mr. Sapp joined SCI in 1962, and after holding several positions, was promoted to President and Chief Operating Officer in 1981. In July 1999, Mr. Sapp was appointed Chief Executive Officer of SCI Systems, Inc. and had served as Chairman of the Board and Chief Executive Officer since July 2000. As of the consummation of the merger, Mr. Sapp serves as Co-Chairman of the Sanmina-SCI Board of Directors.

     Mr. Furr joined Sanmina-SCI as Vice President and Chief Financial Officer in August 1992. In March 1996, Mr. Furr was appointed President and Chief Operating Officer. In December 1999, Mr. Furr was appointed to Sanmina-SCI's Board of Directors. Mr. Furr is a Certified Public Accountant. As of the consummation of the merger, Mr. Furr continues as President, Chief Operating Officer and a Director of Sanmina-SCI.

     Mr. Ackel became Chief Financial Officer and Executive Vice President at Sanmina-SCI in June 2000. Mr. Ackel joined Sanmina-SCI after 25 years of experience with Arthur Andersen LLP. As a partner for Arthur Andersen LLP, Mr. Ackel worked with a number of high technology and manufacturing clients. He has a Bachelor of Science Degree from California State University at Hayward, is a Certified Public Accountant and a member of the California State Society of CPA's and the AICPA. As of the consummation of the merger, Mr. Ackel continues as Executive Vice President and Chief Financial Officer of Sanmina-SCI.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Sanmina-SCI's common stock is traded on the Nasdaq National Market under the symbol SANM. The following table lists the high and low closing prices for Sanmina-SCI's common stock as reported on Nasdaq.

                                                               HIGH     LOW
                                                              ------   ------
2001
  First quarter.............................................  $60.50   $29.59
  Second quarter............................................  $54.75   $18.50
  Third quarter.............................................  $38.20   $17.53
  Fourth quarter............................................  $24.00   $11.64

2000
  First quarter.............................................  $27.32   $18.69
  Second quarter............................................  $34.00   $22.50
  Third quarter.............................................  $43.91   $21.07
  Fourth quarter............................................  $59.97   $40.32

     As of December 10, 2001, we had approximately 2,828 common stockholders of record. On December 10, 2001, the last reported sales price of Sanmina-SCI's common stock on the Nasdaq National Market was $23.50 per share.

     We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                    FIVE YEAR SELECTED FINANCIAL HIGHLIGHTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         FISCAL YEAR ENDED
                                   --------------------------------------------------------------
                                      2001         2000         1999         1998         1997
                                   ----------   ----------   ----------   ----------   ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
Net sales........................  $4,054,048   $4,239,102   $2,620,623   $2,171,427   $1,713,239
Operating income.................      63,473      361,456      197,034      119,118      107,403
Income before provision for
  income taxes...................      82,792      357,969      169,367       96,148       95,706
Net income before extraordinary
  charge.........................      40,446      215,053      104,716       39,185       26,156
Net income.......................      40,446      210,094      104,716       39,185       26,156
Basic net income per share,
  before extraordinary charge....  $     0.13   $     0.71   $     0.37   $     0.15   $     0.11
                                   ==========   ==========   ==========   ==========   ==========
Basic net income per share, after
  extraordinary charge...........  $     0.13   $     0.69   $     0.37   $     0.15   $     0.11
                                   ==========   ==========   ==========   ==========   ==========
Diluted net income per share,
  before extraordinary charge....  $     0.12   $     0.67   $     0.35   $     0.14   $     0.10
                                   ==========   ==========   ==========   ==========   ==========
Diluted net income per share,
  after extraordinary charge.....  $     0.12   $     0.65   $     0.35   $     0.14   $     0.10
                                   ==========   ==========   ==========   ==========   ==========
Shares used in computing diluted
  per share amount...............     330,229      337,350      300,328      286,368      276,477

                                                      AS OF FISCAL YEAR ENDED
                                   --------------------------------------------------------------
                                      2001         2000         1999         1998         1997
                                   ----------   ----------   ----------   ----------   ----------
                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents........  $  567,649   $  998,242   $  149,281   $  100,700   $   76,850
Net working capital..............   2,090,956    1,913,617      764,877      444,308      336,826
Total assets.....................   3,640,331    3,835,600    2,124,809    1,601,339    1,185,341
Long-term debt...................   1,218,608    1,200,764      696,386      434,382      232,694
Stockholders' equity.............   1,840,980    1,758,793      886,455      726,884      581,935

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements within the meaning of
Section 72A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events and/or future results of operations may differ materially from those contemplated by such forward-looking statements, as a result of the factors described herein, and in the documents incorporated herein by reference, including, in particular, those factors described under "Factors Affecting Operating Results."

  OVERVIEW

     Sanmina-SCI Corporation ("Sanmina-SCI") was incorporated in Delaware in May 1989 to acquire its predecessor company which had been in the printed circuit board and backplane business since 1980. Sanmina-SCI is a leading independent provider of customized integrated electronic manufacturing services ("EMS"), including turnkey electronic assembly and manufacturing management services, to original equipment manufacturers ("OEMs") in the electronics industry. Our principal customers on a combined basis include Alcatel, Cisco Systems, Compaq, Dell Computer, Ericsson, Hewlett Packard, Houston Tracker, Nokia, Nortel Networks, Phillips and Tellabs. Sanmina-SCI's electronics manufacturing services consist primarily of the design and manufacture of complex printed circuit board assemblies using surface mount ("SMT") and pin-through hole ("PTH") interconnection technologies, the manufacture of custom designed backplane assemblies, fabrication of complex multi-layered printed circuit boards, metal stamping and plating, electronic enclosure systems, subsystem assembly, testing, and assembly of completed systems and direct order fulfillment. In addition to assembly, turnkey manufacturing management also involves procurement and materials management, as well as consultation on printed circuit board design and manufacturing. Sanmina-SCI also manufactures custom cable and wire harness assemblies.

     Sanmina-SCI, prior to its merger with SCI, manufactured its products in 53 decentralized plants, consisting of 28 electronics assembly facilities, 9 printed circuit board fabrication facilities, 3 cable assembly facilities, 12 enclosure assembly facilities and 1 other manufacturing facility. Sanmina-SCI, prior to its merger with SCI, had electronics assembly, printed circuit board fabrication, enclosure manufacturing, cable manufacturing and global technology solution centers domestically in Alabama, Arizona, California, Massachusetts, New Hampshire, New York, North Carolina, Texas, Utah and Wisconsin and internationally in Brazil, Canada, China, Finland, France, Hungary, Ireland, Malaysia, Mexico, Scotland and Sweden. In addition to the above facilities, Sanmina-SCI had a 49.9% ownership interest in INBOARD, the remainder of which is owned by Siemens AG. INBOARD is a manufacturer of complex printed circuit boards located in Germany.

     In December 2001, SCI Systems, Inc. merged into a wholly-owned subsidiary of Sanmina-SCI Corporation. Under the terms of the merger, SCI stockholders received 1.36 shares of Sanmina-SCI common stock for each share of SCI. In connection with the merger, Sanmina Corporation changed its corporate name to Sanmina-SCI Corporation and three former members of SCI's board of directors joined the board of directors of Sanmina-SCI.

     In October 2001, Sanmina-SCI purchased certain assets of Electro Mechanical Solutions, Inc., a privately-held manufacturer of electronic enclosures. This transaction includes the purchase of certain manufacturing operations in the United States, in Mexico and Northern Ireland. The cash purchase price for this transaction was $110.65 million, $20 million of which is subject to reduction based on a post-closing audit of E-M-Solutions' balance sheet.

     In March 2001, Sanmina-SCI acquired AB Segerstrom & Svensson ("Segerstrom"), a global supplier of integrated enclosure systems to the communications sector. The transaction was structured as a stock for stock exchange and was accounted for as a pooling of interests. Under the terms of the agreement, each Segerstrom common share and convertible debenture was converted into approximately 0.4519 shares of Sanmina-SCI common stock. Sanmina-SCI acquired approximately 94% of the outstanding shares of Segerstrom pursuant to its offer to acquire Segerstrom. Sanmina-SCI has commenced a compulsory acquisition process for the remaining shares in accordance with Swedish law and business practice. Sanmina-SCI has issued approximately 11.6 million shares of common stock in connection with the acquisition of Segerstrom. This number represents 94% of outstanding shares and convertible debentures of Segerstrom, and the remaining 6% will be acquired under the compulsory acquisition process, which is expected to be completed within the next 12 months. Segerstrom has manufacturing facilities in Brazil, Finland, Scotland and Sweden.

     Prior to being acquired by Sanmina-SCI, Segerstrom operated under a calendar year end, and accordingly, Segerstrom's statements of operations, shareholders' equity and cash flows for the year ended December 31, 2000 have been combined with the corresponding Sanmina-SCI consolidated statements for the year ended September 30, 2000. During Sanmina-SCI's fiscal 2001, Segerstrom's year-end was changed from December 31 to a 52 or 53 week year ending on the Saturday nearest September 30 to conform to Sanmina-SCI's fiscal year end. Accordingly, an adjustment was made to retained earnings in the first quarter of fiscal 2001 to eliminate the duplication of $5.3 million of net income for Segerstrom, for the three months of Segerstrom operations ended December 31, 2000. Segerstrom's revenues for the three months ended December 31, 2000 were $96 million. For the three months ended December 31, 2000, Segerstrom cash provided by operating activities of $5.9 million, cash used for investing activities of $4.8 million and cash provided by financing activities of $0.4 million have been excluded from Sanmina-SCI's consolidated statement of cash flows for year ended September 29, 2001.

     Sanmina-SCI's results of operations have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. Sanmina-SCI's operating results are affected by a number of factors. These factors include timing of orders from major customers, mix of product ordered by and shipped to major customers, the volume of orders as related to Sanmina-SCI's capacity, the ability of Sanmina-SCI to effectively manage inventory and fixed assets, pricing and competitive pressures, component shortages, which could cause Sanmina-SCI to be unable to meet customer delivery schedules, and the ability of Sanmina-SCI to time expenditures in anticipation of future sales. Sanmina-SCI's results are also affected by the mix of products between backplane assemblies and printed circuit boards as well as general economic conditions in the electronics industry. Sanmina-SCI's results can also be significantly influenced by development and introduction of new products by Sanmina-SCI's customers. From time to time, Sanmina-SCI experiences changes in the volume of sales to each of its principal customers, and operating results may be affected on a period-to-period basis by these changes. Sanmina-SCI's customers generally require short delivery cycles, and a substantial portion of Sanmina-SCI's backlog is typically scheduled for delivery within six months. Quarterly sales and operating results therefore depend in large part on the volume and timing of bookings received during the quarter, which are difficult to forecast, especially with the uncertainty and slowdown of Sanmina-SCI's customers' end-markets.

     Sanmina-SCI's backlog also affects its ability to plan production and inventory levels, which could lead to fluctuations in operating results. In addition, a significant portion of Sanmina-SCI's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on Sanmina-SCI's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, fluctuations in operating results may also result in fluctuations in the price of Sanmina-SCI's convertible subordinated notes and common stock.

     Sanmina-SCI's customers include a diversified base of OEMs in the communications (telecommunications and networking), high-speed computer systems, industrial and medical instrumentation, multimedia entertainment and personal computers sectors of the electronics industry. These industry sectors, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products being manufactured by Sanmina-SCI could adversely affect Sanmina-SCI's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. In particular, many sectors of the electronics industry, including particularly the telecommunications sector, are currently experiencing a significant downturn in economic conditions. This downturn is leading to reduced demand for the services provided by EMS companies, including Sanmina-SCI. These changes in demand and in economic conditions have resulted and may continue to result in customer rescheduling of orders and shipments, which could affect Sanmina-SCI's results of operations. In addition, a protracted general recession in the electronics industry could have a material adverse effect on Sanmina-SCI's business, financial condition and results of operations. Sanmina-SCI has no firm long-term volume commitments from its customers and over the last few years has experienced reduced lead-time in customer orders. In addition, customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of cancelled, delayed or reduced orders with new business cannot be assured. There can be no assurance that any of Sanmina-SCI's current customers will continue to use Sanmina-SCI's manufacturing services. The loss of one or more of Sanmina-SCI's principal customers, or reductions in sales to any of such customers, could have a material adverse effect on Sanmina-SCI's business, financial condition and results of operations.

     Sanmina-SCI has pursued, and intends to continue to pursue, business acquisition opportunities, particularly when these opportunities have the potential to enable Sanmina-SCI to increase its net sales while maintaining operating margins, to access new geographic markets, to implement Sanmina-SCI's vertical integration strategy and/or to obtain access to new customers, geographic regions, facilities and equipment on terms more favorable than those generally available in the market. Acquisitions of companies and businesses and expansion of operations involves certain risks, including

     - the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale or other value,

     - diversion of management's attention,

     - difficulties in scaling up productions at new sites and coordinating management of operations at new sites and

     - loss of key employees of acquired operations.

     No assurance can be given that Sanmina-SCI will not incur problems with integrating acquired operations, including the integration of SCI, which is currently underway. In addition, there can be no assurance that Sanmina-SCI's recent acquisitions, including the Sanmina-SCI merger, or any future acquisition will result in a positive contribution to Sanmina-SCI's results of operations. Furthermore, there can be no assurance that Sanmina-SCI will realize value from any such acquisition that equals or exceeds the consideration paid. In addition, there can be no assurance that Sanmina-SCI will realize anticipated strategic and other benefits from expansion of existing operations to new sites. Any such problems could have a material adverse effect on Sanmina-SCI's business, financial condition and results of operations. In addition, future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of other intangible assets that could result in amortization expense and goodwill.

     In addition, Sanmina-SCI expects to pursue opportunities to acquire assembly operations being divested by electronics industry OEMs. Sanmina-SCI expects that competition for these opportunities among electronics manufacturing services firms will be intense because these transactions typically enable the acquirer to enter into long-term supply arrangements with the divesting OEM. Accordingly, Sanmina-SCI's future results of operations could be adversely affected if Sanmina-SCI is not successful in attracting a significant portion of the OEM divestiture transactions it pursues. In addition, due to the large scale and long-term nature of supply arrangements typically entered into in OEM divestiture transactions and because cost reductions are generally a major reason why the OEM is divesting operations, pricing of manufacturing services may be less favorable to the manufacturer than in standard contractual relationships. Accordingly, as Sanmina-SCI enters into new OEM divestiture transactions, Sanmina-SCI may experience erosion in gross margins.

  RESULTS OF OPERATIONS

  Fiscal Years Ended September 29, 2001, September 30, 2000 and October 2, 1999

     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales.

                                                                   YEAR ENDED
                                                   ------------------------------------------
                                                   SEPTEMBER 29,   SEPTEMBER 30,   OCTOBER 2,
                                                       2001            2000           1999
                                                   -------------   -------------   ----------
Net sales........................................      100.0%          100.0%        100.0%
Cost of sales....................................       86.6            84.0          83.4
                                                       -----           -----         -----
  Gross profit...................................       13.4            16.0          16.6
                                                       -----           -----         -----
Operating expenses:
  Selling, general and administrative............        5.9             5.6           6.7
  Amortization of goodwill and intangibles.......        0.7             0.6           0.6
  Write-down of long-lived assets................        1.0             0.2           0.4
  Merger costs...................................        0.3             0.5           0.2
  Restructuring costs............................        3.9             0.6           1.2
                                                       -----           -----         -----
Total operating expenses.........................       11.8             7.5           9.1
                                                       -----           -----         -----
Operating income.................................        1.6             8.5           7.5
Other income (expense), net......................        0.4            (0.1)         (1.0)
                                                       -----           -----         -----
Income before provision for income taxes and
  extraordinary charge...........................        2.0             8.4           6.5
Provision for income taxes.......................        1.0             3.3           2.5
                                                       -----           -----         -----
Income before extraordinary charge...............        1.0             5.1           4.0
Extraordinary charge, net of tax benefit.........         --            (0.1)           --
                                                       -----           -----         -----
Net income.......................................        1.0%            5.0%          4.0%
                                                       =====           =====         =====

     Net Sales. Net sales in fiscal 2001 decreased 4.4% to $4,054.0 million from $4,239.1 million in fiscal 2000. Net sales in fiscal 2000 increased 61.8% to $4,239.1 million in fiscal 2000 from $2,620.6 million in fiscal 1999. The decrease in net sales for fiscal 2001 was primary due to a downturn in economic conditions worldwide and in the electronics industry in general, and the communications sector in particular. This downturn has had a significant impact on our customers and the markets in which they sell their products and services during the last nine months of fiscal year 2001. These economic conditions have resulted in a reduced demand for services provided by Sanmina-SCI and other EMS companies. The increase in net sales for fiscal 2000 as compared to fiscal 1999 was due primarily to a more positive economic environment, resulting in increased shipments of printed circuit boards and EMS assemblies to both existing and new customers obtained both through acquisitions and internal growth. Sanmina-SCI's printed circuit board fabrication operations focused increasingly on manufacturing printed circuit boards used in EMS assemblies and subassemblies manufactured by Sanmina-SCI. Growth in EMS assembly revenues between fiscal 1999 and 2000 was influenced by the electronics industry trend towards outsourcing, expansion of Sanmina-SCI's operations, both through acquisitions and Sanmina-SCI originated expansions, and a generally positive economic environment in the communications, medical and industrial instrumentation, and high speed computer systems sectors of the electronics industry. These industry sectors continued to experience overall growth during fiscal 1999 and fiscal 2000.

     The following summarizes financial information by geographic segment (in thousands):

                                                                 YEAR ENDED
                                                 ------------------------------------------
                                                 SEPTEMBER 29,   SEPTEMBER 30,   OCTOBER 2,
                                                     2001            2000           1999
                                                 -------------   -------------   ----------
Net Sales:
  Domestic.....................................   $3,067,208      $3,181,949     $2,136,525
  International................................      986,840       1,057,153        484,098
                                                  ----------      ----------     ----------
     Total.....................................   $4,054,048      $4,239,102     $2,620,623
                                                  ==========      ==========     ==========

     Domestic sales for fiscal 2001 decreased by 3.6% to $3.1 billion from $3.2 billion and international sales decreased by 6.7% to $986.8 million from $1.1 billion in the corresponding period of the prior year. The decrease in sales in both geographic segments is primarily due to the downturn in economic conditions worldwide. Domestic sales for fiscal 2000 increased by 48.9% to $3.2 billion from $2.1 billion and international sales increased 118.4% to $1.1 billion from $484.1 million in the corresponding period of the prior year.

     As a result of the acquisition of Segerstrom and the prior pooling of interests accounting for Hadco and Essex, Sanmina-SCI has restated its historical results of operations to include the results of operations of these entities. The financial information presented gives effect to this restatement. A reconciliation of the financial statements for the year ended September 30, 2000, to previously reported information is as follows (in thousands):

                                                              SEPTEMBER 30,   OCTOBER 2,
                                                                  2000           1999
                                                              -------------   ----------
REVENUE:
  Sanmina-SCI...............................................   $3,911,559     $1,214,744
  Hadco.....................................................           --      1,005,970
  Essex.....................................................           --        176,409
  Segerstrom................................................      332,627        230,544
  Eliminations..............................................       (5,084)        (7,044)
                                                               ----------     ----------
     Combined...............................................   $4,239,102     $2,620,623
                                                               ==========     ==========
NET INCOME:
  Sanmina-SCI...............................................   $  192,334     $   93,697
  Hadco.....................................................           --         21,964
  Essex.....................................................           --          2,606
  Segerstrom................................................       17,760        (13,551)
                                                               ----------     ----------
     Combined...............................................   $  210,094     $  104,716
                                                               ==========     ==========

     In the last two fiscal years, Sanmina-SCI has made substantial strategic acquisitions of communication product manufacturing operations and electronics industry related enclosure manufacturers. These acquisitions contributed to end market diversification and represented 6.7% and 39.8% of net revenue in fiscal 2001 and 2000.

     Gross Margin. Gross margins were 13.4%, 16.0%, and 16.6% in fiscal 2001, 2000, and 1999, respectively. The decrease in margins between 2001 and 2000 was primarily attributable to applying fixed costs to a lower base of revenues, changes in product and customer mix and additions to inventory reserves to account for changing customer demand, as compared to the prior year. Sanmina-SCI expects gross margins to continue to be influenced by product and customer mix. The 2001, 2000 and 1999 gross margin reflects charges related to the write down of obsolete inventory and other manufacturing related assets. In 2001, 2000 and 1999,

$152.6 million, $29.4 million and $4.9 million of raw materials inventory was written down, respectively. These writedowns were related to:

     - inventory written down to lower of cost or market (first-in, first-out method),

     - raw materials held specific to customers who were no longer in business,

     - litigation and

     - changes in customer demand for inventory that resulted in excess quantities on hand.

     Inventory is procured by Sanmina-SCI based on specific customer orders. Correspondingly, customer modifications in orders for inventory previously procured by (e.g. cancellations as well as inventory that is highly customized and therefore not available for use by other customers) resulted in excess and obsolete inventory for the related customers that could not be recovered through put back to vendors or the specific customer concerned. The 2000 and 1999 gross margin also reflects an offsetting increase to the gross margin resulting from improved mix and capacity utilization from printed circuit boards and assembly operations from acquired companies. The decrease in margins between 2000 and 1999 was primarily attributable to pricing terms negotiated as part of OEM divestiture transactions, principally the Nortel Networks transaction that was completed in the first quarter of fiscal 2000 and transactions with Harris Corporation and Alcatel, which were completed during 2000. This decrease was partially offset by the realization of synergies associated with the completion of the acquisition of Hadco Corporation during the fourth quarter of the fiscal year. Due to increased competition, product and customer mix, and pricing structures negotiated in OEM divestiture transactions, including the recent transactions and possible future transactions, Sanmina-SCI may continue to experience decreases in gross margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2001, 2000, and 1999 were $239.7 million, $235.7 million, and $174.1 million, respectively. The percentages based upon sales were 5.9%, 5.6%, and 6.7%, respectively. The percentage increase in selling, general and administrative expenses for fiscal 2001 was primarily due to a lower base of revenues. The percentage decreases in selling, general and administrative expenses for fiscal 2000 and 1999 were due to Sanmina-SCI's ability to grow sales while maintaining or reducing operating expenses as a percentage of net sales, including synergies gained from acquisitions. The absolute dollar increases in selling, general and administrative expenses for fiscal 2000 and 1999 were primarily the result of increased expenditures to support higher sales volume. In particular, the balance in the reserve for doubtful accounts increased from $10.9 million in fiscal 1999 to $27.8 million in fiscal 2000 as a result of doubtful accounts arising from a larger accounts receivable base. The gross accounts receivable balance for fiscal 1999 was $388.3 million as compared to fiscal 2000, which was $742.3 million or a 91% increase year over year. Correspondingly, the net sales for 1999 was $2.6 billion as compared to 2000 which was $4.2 billion or a 61.8% increase year over year. For fiscal 2001, the balance in the reserve for doubtful accounts increased to $48.6 million from $27.8 million in fiscal 2000. Gross accounts receivable for fiscal 2001 was $458.5 million as compared to fiscal 2000, which was $742.3 million or a 38.2% decrease year over year. The increase in the reserve for doubtful accounts in fiscal 2001 was related to deterioration in the economic environment affecting certain customers ability to pay primarily in the communications sector. Selling, general and administrative expenses as a percentage of sales are anticipated to remain relatively constant or decrease slightly, depending on sales volume and our ability to scale back on operations to be in line with anticipated customer demand. In addition, we expect to continue to achieve operating synergies as a result of integration of acquired businesses and Sanmina-SCI's focus on controlling operating expenses.

     Amortization of Goodwill and Intangibles. Sanmina-SCI incurred $26.4 million, $23.5 million, and $16.5 million in amortization expense for fiscal years 2001, 2000, and 1999, respectively. These amortization expenses reflect the amortization of intangibles and goodwill related to those acquisitions which were accounted for as purchase transactions.

     Merger and restructuring costs. In fiscal year ended 1999, Sanmina-SCI closed certain manufacturing plants in Fremont, California and Woburn, Massachusetts and merged the operations from these facilities into existing manufacturing facilities within the same regions. These closures were made to eliminate duplicate facilities and other costs resulting from the merger with Altron in fiscal 1999. Concurrent with the plant closures, Sanmina-SCI reduced its workforce in the same regions by approximately 50 people. Sanmina-SCI also incurred restructuring costs related to lease payments (less any applicable sublease income) for properties abandoned and Sanmina-SCI's planned relocation to its new campus facility in fiscal 2000. Asset related write-offs consisted of excess equipment and leasehold improvements to facilities that were abandoned and whose estimated fair market value were zero. Sanmina-SCI's move to the new campus facility commenced in fiscal 1999 and was completed in the second quarter of fiscal 2000. Noncancelable lease payments on vacated facilities were paid in full as of the end of fiscal 2000. Sanmina-SCI also discontinued the use of enterprise-wide software and hardware used internally by the acquired companies, as these were no longer required post acquisition. The closing of the plants discussed above, and the costs related to the integration of information systems and hardware, were all incurred in fiscal 1999.

     In fiscal 1999, and prior to its acquisition by Sanmina-SCI, Segerstrom closed a factory in Stockholm, Sweden and merged the operations into existing facilities in Sweden and Finland. These costs included severance payments to involuntarily terminate employees, lease termination and facility exit costs and asset write-offs related to excess equipment and leasehold improvements for facilities that were abandoned and whose estimated fair value was zero.

     At the end of fiscal 1999 and in accordance with EITF 94-3, an accrual of approximately $10.1 million remained. The balance of the accrued amounts were fully paid in fiscal 2000. Below is a summary detailing the specific components of restructuring costs for fiscal 1999:

                                                                                           TOTAL
                                                                                         COSTS FOR
                                                                                        YEAR ENDED
                                               NATURE OF                                OCTOBER 2,
                                                CHARGE     SANMINA-SCI   SEGERSTROM        1999
                                               ---------   -----------   ----------   ---------------
Severance related to involuntary employee
  terminations and related costs.............  Cash          $ 3,190      $ 5,950         $ 9,140
Lease cancellation and facility exit costs...  Cash            3,457        6,426           9,883
Write off of obsolete/redundant fixed
  assets.....................................  Non-Cash       10,228          714          10,942
                                                             -------      -------         -------
                                                             $16,875      $13,090         $29,965
                                                             =======      =======         =======

     Merger costs of $5.5 million were also recorded in 1999, of which $3.2 million was paid during fiscal year ended 1999 and the balance of $2.3 million paid in fiscal year ended 2000. These costs consisted of fees for investment bankers, attorneys, accountants and other direct merger related expenses and relate to those acquisitions that were accounted for using the pooling of interests method.

     In June 2000, Sanmina-SCI acquired Hadco Corporation ("Hadco") in a pooling of interests business combination. Sanmina-SCI recorded, in accordance with EITF 94-3, involuntary termination costs representing expected severance costs of 885 employee positions due to attrition and expected synergies arising from the closure of duplicate facilities. At the end of fiscal 2000, approximately $11.8 million had been paid representing primarily severance payments to 13 members of Hadco senior management pursuant to employee agreements. At the time of the original EITF 94-3 plan, Sanmina-SCI expected to downsize duplicate Hadco facilities in the six months immediately following the merger. Severance agreements with affected employees specified that if the employees were terminated within six months of the merger date, they would receive specified severance amounts, which was the amount originally accrued. However, the volume of activity in that six month period picked up significantly, and personnel at these particular facilities were needed. Subsequent to the six months following the merger, Sanmina-SCI experienced an economic slowdown and terminated the remaining 834 identified positions. As the ultimate termination of the remaining positions was after the expiration of the original six month severance period, Sanmina-SCI determined it would not extend the severance agreement time periods. This determination, and the completion of the termination of the affected employees was reached in the quarter ending June 30, 2001 and accordingly, Sanmina-SCI reversed the balance of the accrual of approximately $14 million through the line item "Restructuring Costs" in the statement of operations for the three months ended June 30, 2001. All restructuring activities related to the Hadco acquisition were completed as of June 30, 2001. In June 2000, Sanmina-SCI acquired Essex AB

("Essex") in a pooling of interests business combination. Sanmina-SCI recorded, in accordance with EITF 94-3, involuntary termination costs representing expected severance costs of 38 employee positions. As of the end of fiscal 2000, no amounts had been paid. As of Sanmina-SCI's fiscal quarter ended June 30, 2001, Sanmina-SCI had completed the termination of the identified positions, but at a significantly reduced cost than originally anticipated. Sanmina-SCI reversed the balance of the accrual at June 30, 2001 of approximately $449,000 through the line item "Restructuring Costs" in the statement of operations for the three months ended June 30, 2001. Restructuring activities related to the Essex acquisition were completed as of June 30, 2001.

     Below is a summary detailing the specific components of restructuring costs for fiscal 2000:

                                                                                       TOTAL COSTS
                                                                                         FOR THE
                                                                                       YEAR ENDED
                                                                                      SEPTEMBER 30,
                                                 NATURE OF CHARGE    HADCO    ESSEX       2000
                                                 ----------------   -------   -----   -------------
Severance related to involuntary employee
  terminations and related costs...............  Cash               $25,856   $650       $26,506
Miscellaneous other expenses...................  Cash/Non-Cash          832     --           832
                                                                    -------   ----       -------
                                                                    $26,688   $650       $27,338
                                                                    =======   ====       =======

     Merger costs of $19.9 million were recorded in 2000, and consisted of fees for investment bankers, attorneys, accountants and other direct merger related expenses related to those acquisitions accounted for using the pooling of interests method. Merger costs of approximately $18.5 million were paid during fiscal year ended 2000 with the remainder paid in fiscal 2001.

     In March 2001, Sanmina-SCI acquired Segerstrom in a pooling of interests business combination. Sanmina-SCI recorded in accordance with EITF 94-3, expected involuntary employee termination costs of approximately $7.2 million for 470 employee positions. As of the end of Sanmina-SCI's fiscal year 2001, 302 employees have been terminated for an approximate cost of $3.5 million. Sanmina-SCI also incurred restructuring costs of $5.2 million related to consolidation of duplicate facilities primarily in Europe. The balance of the terminations, at the originally estimated and accrued amount for involuntary employee termination costs, and the consolidation of duplicate facilities are expected to be completed by March 2002.

     In June 2001, Sanmina-SCI consolidated certain manufacturing plants in Calgary, Alberta, Canada and Salem, Massachusetts and merged the operations from these facilities into existing manufacturing facilities in other regions. These consolidations were made to eliminate duplicate facilities and reduce capacity in line with the reduced customer demand experienced at that time. As part of the consolidation, Sanmina-SCI reduced its workforce in the same regions by approximately 665 people. In addition, Sanmina-SCI incurred restructuring and other costs, primarily related to discontinued use of enterprise-wide software systems used internally by acquired companies (no longer required post-acquisition); integration of new information systems at acquired companies; costs related to consolidation of duplicate facilities and write-offs of redundant fixed assets. These activities are expected to be completed by June 2002.

     In July 2001, due to the slowdown in the EMS industry and the economy worldwide, Sanmina-SCI closed certain manufacturing facilities throughout North America and Europe, and merged operations from these facilities into existing manufacturing facilities. These plant closures were made to eliminate duplicate facilities and better align capacity to reduced levels of customer demand. Concurrent with the plant closures, Sanmina-SCI reduced its workforce in the same regions by approximately 2,967 people. Sanmina-SCI also incurred restructuring costs related to lease payments (less any applicable sublease income) for properties abandoned. Asset related write-offs consisted of excess equipment and leasehold improvements to facilities that were abandoned and whose estimated fair market value were zero. The closing of the plants discussed above are expected to be completed by the fourth quarter of fiscal 2002.

     Below is a summary detailing the specific components of restructuring costs for fiscal 2001:

                                                                                                          TOTAL
                                                                                                        COSTS FOR
                                                                                                       YEAR ENDED
                                                            SANMINA-SCI   SANMINA-SCI                 SEPTEMBER 29,
                            NATURE OF CHARGE   SEGERSTROM    JUNE 2001     JULY 2001    HADCO/ESSEX       2001
                            ----------------   ----------   -----------   -----------   -----------   -------------
Severance related to
  involuntary employee
  terminations and related
  costs...................  Cash                $ 7,220       $ 1,705      $ 18,152      $(14,449)      $ 12,628
Lease cancellation and
  facility exit costs.....  Cash                  2,354            --        40,133            --         42,487
Write off of
  obsolete/redundant fixed
  assets..................  Non-cash              2,851        11,970        85,132            --         99,953
Miscellaneous other
  expenses................  Cash/Non-cash            --         3,733           331            --          4,064
                                                -------       -------      --------      --------       --------
                                                $12,425       $17,408      $143,748      $(14,449)      $159,132
                                                =======       =======      ========      ========       ========

     Merger costs of $12.5 million were recorded in 2001 and consisted of fees for investment banking, accounting, legal and related fees and expenses for the Segerstrom acquisition, which was accounted for using the pooling of interests method. Merger costs of approximately $9.7 million were paid during fiscal year 2001. The remaining amounts will be paid in fiscal 2002.

     Below is a summary of the activity related to merger and restructuring accruals for the year ended September 29, 2001 and September 30, 2000:

                                                   BALANCE AT     PROVISION                 BALANCE AT
                                                  SEPTEMBER 30,   CHARGED TO    CHARGES    SEPTEMBER 29,
                              NATURE OF CHARGES       2000        OPERATIONS   UTILIZED        2001
                              -----------------   -------------   ----------   ---------   -------------
CASH AND NON-CASH
  PROVISIONS:
  Employee severance and
     related expenses.......  Cash                   $14,742       $ 12,628    $ (19,639)     $ 7,731
  Other restructuring
     expenses...............  Cash/Non-Cash              832          4,064       (4,057)         839
  Merger costs..............  Cash                     1,348         12,523      (11,289)       2,582
  Shut down and
     consolidation costs of
     duplicate facilities...  Cash                        --         42,487       (5,942)      36,545
  Write-off of impaired or
     redundant fixed
     assets.................  Non-Cash                    --         99,953      (99,953)
                                                     -------       --------    ---------      -------
     Total provision........                         $16,922       $171,655    $(140,880)     $47,697
                                                     =======       ========    =========      =======

                                                      BALANCE AT   PROVISION                BALANCE AT
                                                      OCTOBER 2,   CHARGED TO   CHARGES    SEPTEMBER 30,
                                  NATURE OF CHARGES      1999      OPERATIONS   UTILIZED       2000
                                  -----------------   ----------   ----------   --------   -------------
CASH AND NON-CASH PROVISIONS:
  Employee severance and related
     expenses...................  Cash                 $ 2,458      $26,506     $(14,222)     $14,742
  Restructuring and other
     expenses...................  Cash/Non-Cash             --          832           --          832
  Merger costs..................  Cash                   2,191       19,863      (20,706)       1,348
  Shut down and consolidation
     costs of duplicate
     facilities.................  Cash                   6,926           --       (6,926)          --
  Write-off of impaired or
     redundant fixed assets.....  Non-Cash                 714           --         (714)          --
                                                       -------      -------     --------      -------
     Total provision............                       $12,289      $47,201     $(42,568)     $16,922
                                                       =======      =======     ========      =======

     Sanmina-SCI continues to rationalize manufacturing facilities and headcount to better scale capacity to current market and operating conditions. In connection therewith, Sanmina-SCI will incur additional restructuring charges in fiscal year 2002.

     Write Down of Long-Lived Assets. Sanmina-SCI reviews long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." An asset is considered impaired if its carrying amount (including the unamortized portion of goodwill allocated to the asset) exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, including the allocated goodwill, if any, exceeds its fair value. Sanmina-SCI assesses the recoverability of its long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting Sanmina-SCI's average cost of funds.

     During the fourth quarter of 2001, an evaluation under SFAS No. 121 indicated that the fair value of certain intangible assets and unamortized goodwill originally acquired as part of the June 2000 Hadco merger were less than their carrying value. Accordingly, Sanmina-SCI recorded an adjustment to write down $40.3 million of intangible assets and unamortized goodwill. The fair value of the intangible assets and unamortized goodwill at the time of the original acquisition by Sanmina-SCI was based on expected future cash flows to be generated from the assets based on the facts and circumstances that existed at the date the acquisition was complete. The existing customer relationships, in-place workforce, tradename and trademarks and unamortized goodwill, valued at the time of the original acquisition, became impaired in the quarter ended September 29, 2001 due to closure or consolidation of the related manufacturing facilities. As a result, based on future expected discounted cash flows from the customer base, from experienced and expected work force attrition and from future utilization of tradename and trademarks, Sanmina-SCI recorded an adjustment to the carrying value of these intangible assets and allocated goodwill in the amounts of $10.6 million, $3.7 million, $3.6 million and $22.4 million, respectively, in the fourth quarter of fiscal 2001.

     During the third quarter of 2000, an evaluation under SFAS No. 121 indicated that the fair value of certain intangible assets acquired as part of the Hadco merger were less than their carrying value. Accordingly, Sanmina-SCI recorded an adjustment to write down $8.8 million of intangible assets. The fair value of the intangible assets at the time of the original acquisition by Hadco was based on expected future cash flows to be generated from the assets based on the facts and circumstances that existed at the date the acquisitions were complete. The existing customer relationships, and in-place workforce, valued at the time of the original acquisition, became impaired at the time of the merger in June 2000, due to the closure or consolidation of the related manufacturing facilities. As a result, based on future expected cash flows from the related customer base, and from experienced and expected work force attrition, Sanmina-SCI has recorded an adjustment to the carrying value of these intangible assets in the amounts of $7.5 million and $1.3 million, respectively, in the third quarter of fiscal 2000.

     During fiscal year ended October 2, 1999, an evaluation under SFAS No. 121 indicated that the fair value of certain intangible assets related to the Pragmatech, Inc. ("Pragmatech") acquisition were less than their carrying value. Accordingly, Sanmina-SCI recorded an adjustment to write down the remaining $11.4 million of unamortized goodwill arising from the acquisition. The fair value of Pragmatech at the acquisition date was based on the estimated future cash flows to be generated from the assets based the facts and circumstances that existed at the date the acquisition was complete. Financial projections prepared at the time of the acquisition of Pragmatech reflected Sanmina-SCI's belief that Sanmina-SCI would continue to provide electronics manufacturing services to existing Pragmatech customers and would grow the Pragmatech business at Pragmatech's existing facilities. However, the existing Pragmatech customer relationships could not be restructured to conform to Sanmina-SCI's pricing and revenue models, and as a result, the relationships with the former Pragmatech customers have terminated. In addition, Sanmina-SCI closed several of the former Pragmatech facilities in fiscal 1998. As a result of these operational factors, Sanmina-SCI's analysis of projected revenues, results of operations, and cash flows attributable to the few remaining

Pragmatech customers did not support the carrying value of Pragmatech assets, including the unamortized goodwill.

     Excluding merger and restructuring charges and writedown of long-lived assets, for fiscal 2001, operating expenses as a percentage of sales were 6.6%, as compared to 6.1% for fiscal 2000 and 7.3% for fiscal 1999.

     Other Income and Expense, net. In fiscal 2001, net other income was $19.3 million as compared to net other expense of $3.5 million, and $27.7 million for 2000 and 1999, respectively. The components of other income and expense are primarily interest expense on borrowings, convertible subordinated notes and interest income on cash balances and short-term investments. For fiscal 2001 and 2000, the increase in net other income and the decrease in net other expense, respectively, was largely due to interest received from additional cash flows from operations, cash received from equity offerings, the issuance of convertible debt and the retirement of subordinated notes.

     Provision for Income Taxes. For fiscal 2001, 2000, and 1999, Sanmina-SCI's effective tax rate was 51.2%, 40.0%, and 38.2%, respectively. The effective tax rate for 2001 is higher than previous years due largely to the effects of significant non-deductible charges related to the acquisition of Segerstrom and the write-off of nondeductible goodwill.

     Extraordinary Charge. In fiscal 2000, Sanmina-SCI recorded an extraordinary charge, net of tax effect, of approximately $5.0 million. Sanmina-SCI was required to offer to redeem $198.9 million of the Hadco 9 1/2% Senior Subordinated Notes due 2008, or the 9 1/2% Notes, according to the terms in the change of control provision when Sanmina-SCI acquired Hadco. The redemption was at 101% of the principal amount of the 9 1/2% Notes. On August 24, 2000, Sanmina-SCI redeemed $187.9 million of the outstanding 9 1/2% Notes. The redemption premium and deferred debt costs related to the 9 1/2% Notes were expensed by Sanmina-SCI in the fourth quarter of fiscal 2000 as an early extinguishment of debt, and was reflected as an extraordinary charge. These costs were approximately $8.0 million. All 9 1/2% Notes not redeemed as part of the offer will remain outstanding. Sanmina-SCI may elect to purchase the remaining outstanding notes through the open market or negotiated transactions, additional tenders, or exchange offers. There were no extraordinary charges in fiscal 2001 or fiscal 1999.

  LIQUIDITY AND CAPITAL RESOURCES

     Sanmina-SCI generated cash from operating activities of $401.5 million, $89.2 million, and $267.6 million, in fiscal years 2001, 2000, and 1999, respectively. The increase in cash provided by operating activities in 2001 from 2000 is primarily due to changes in balance sheet activity, including decreases in accounts receivable and inventory, offset by decreases in accounts payable and other accrued liabilities and income tax accounts. The decrease in cash provided by operating activities in 2000 from 1999 is related to the impact from the growth in revenues and related balance sheet activity, including increases in accounts receivable and inventories, offset by increases in accounts payable and other accrued liabilities, and increases in net income.

     Cash used for investing activities during fiscal 2001, 2000, and 1999 of $845.4 million, $358.0 million, and $491.8 million, respectively. For fiscal 2001, Sanmina-SCI paid approximately $2.3 billion for short-term and long-term investments and capital equipment. Additionally, Sanmina-SCI paid $71.7 million in cash for acquired businesses. These payments were offset by $1.5 billion of proceeds received from maturities of short-term investments and $4.0 million of proceeds received from the sale of fixed assets.

     For fiscal 2000, Sanmina-SCI paid approximately $522.0 million for short-term and long-term investments as well as capital equipment. Additionally, Sanmina-SCI paid approximately $202.7 million in cash for acquired businesses. These payments were offset by maturities of $366.7 million in short-term investments.

     Investing activities during 1999 included payments of approximately $611.2 million for short-term and long-term investments and capital equipment. Additionally, Sanmina-SCI paid approximately $75.1 million in cash for acquired businesses. These payments were partially offset by $194.2 million in maturities of short-term investments as well as proceeds of $0.3 million from the sale of assets.

     Net cash provided by financing activities for fiscal 2001 was $22.3 million and consisted primarily of $57.2 million in proceeds received from issuance of common stock from the employee stock purchase plan and upon the exercise of stock options and $8.5 million of proceeds from other debt financing. These were offset by payments of long-term debt and liabilities of $18.5 million and repurchase of shares of Sanmina-SCI common stock of $24.9 million.

     Net cash provided by financing activities for fiscal 2000 was $1.1 billion and consisted primarily of $734.9 million in proceeds received from the issuance of convertible subordinated notes, $623.8 million from proceeds from the sale of common stock, including the February 2000 offering of 19.1 million shares of common stock and $68.7 million from the proceeds of other debt financing. This was offset by $305.0 million of retirements related to the Hadco line of credit, the 9 1/2% Notes and other debt relating to leases and other maturities.

     For 1999, the $274.8 million generated consisted primarily of $340.7 million in net proceeds from the issuance of convertible subordinated notes and proceeds from the sale of common stock of $39.5 million. These proceeds were partly offset by $26.6 million in payments for long-term liabilities and $77.8 million in payments for usage of line of credits by the Sanmina-SCI's subsidiaries. Additionally, Segerstrom paid dividends of approximately $1.0 million.

     In fiscal 1999, Sanmina-SCI entered into an operating lease agreement for new facilities in San Jose, California, where it has established its corporate headquarters and certain of its assembly operations. In connection with these transactions, Sanmina-SCI pledged $52.9 million of its cash and investments as collateral for certain obligations of the lease.

     In August 2000, Sanmina-SCI redeemed $187.9 million of the outstanding
9 1/2% Notes. The redemption premium and deferred debt costs related to the 9 1/2% Notes was expensed by Sanmina-SCI in the fourth quarter of fiscal 2000 as an early extinguishment of debt and was reflected as an extraordinary charge.

     In December 2001, Sanmina-SCI entered into a $750 million in revolving credit facilities consisting of a $250 million 364-day credit facility and a $500 million three-year credit facility with a syndicate of banks. Approximately $600 million from the proceeds of loans under these facilities together with approximately $385 million of cash was used to repay certain indebtedness of SCI, a majority of which this indebtedness became due and payable pursuant to change of control provisions in connection with Sanmina's acquisition of SCI.

     Sanmina-SCI's future needs for financial resources include increases in working capital to support anticipated sales growth and investment in manufacturing facilities and equipment. Cash, cash equivalents and short-term investments were $1.4 billion and working capital was $2.1 billion at September 29, 2001. Sanmina-SCI has evaluated and will continue to evaluate possible business acquisitions. In this regard, Sanmina-SCI anticipates incurring additional expenditures during fiscal 2002 in connection with the integrations of its recently acquired businesses and expenditures associated with the anticipated growth.

     Sanmina-SCI believes that its capital resources, together with cash generated from operations, will be sufficient to meet its working capital and capital expenditure requirements through at least the next twelve months. Sanmina-SCI may seek to raise additional capital through the issuance of either debt or equity securities. Debt financing may require Sanmina-SCI to pledge assets as collateral and comply with financial ratios and covenants. Equity financing may result in dilution to stockholders.

  EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

     Recent Accounting Pronouncements. In June 1999, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Sanmina-SCI enters into short-term foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts' fair value is recorded in short-term investments on the balance sheet with corresponding gains or losses in other expense on the statement of operations. Impact of these foreign exchange contracts were immaterial to the results of operations for fiscal 2001. Sanmina-SCI adopted SFAS No. 133 in the first quarter of fiscal 2001.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" to be effective for all business combinations initiated after June 30, 2001. Under the provisions of the statement, the use of pooling-of-interests method of accounting for those transactions is prohibited and all business combinations should be accounted for using the purchase method of accounting. Sanmina-SCI adopted SFAS 141 on July 1, 2001.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" to be effective for all fiscal years beginning after December 15, 2001. As part of the adoption of SFAS No. 142, Sanmina-SCI will no longer amortize goodwill or intangible assets with indefinite lives related to existing goodwill and intangible assets or related to acquisitions subsequent to July 1, 2001. Sanmina-SCI will test for impairment of goodwill at least annually and will use a two-step approach to assess any impairment to goodwill at the established reporting unit level. Sanmina-SCI will reassess the value and useful lives of goodwill and intangible assets previously recorded in connection with prior acquisitions. Certain identifiable intangible assets with finite lives will continue to amortize over their respective useful lives. Sanmina-SCI is currently analyzing the impact of early adoption of SFAS 142, expects to complete their analysis by the end of their fiscal quarter ended March 30, 2002 and would retroactively reflect the impact of the cumulative effect of the change in accounting principle in their first fiscal quarter ended December 29, 2001. As of September 29, 2001, Sanmina had existing net goodwill and identifiable intangible assets of $294.4 million. Sanmina-SCI expects that upon adoption of SFAS 142, Sanmina-SCI would no longer record annual fiscal year amortization associated with existing goodwill of approximately $22 million.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. Sanmina-SCI is currently assessing the impact of SFAS 143 on its financial position, results of operations and cash flows as well as the timing of its adoption.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. Sanmina-SCI is currently assessing the impact of SFAS 144 on its financial position, results of operations and cash flows as well as the timing of its adoption.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  INTEREST RATE RISK

     Sanmina-SCI's exposure to market risk for changes in interest rates relates primarily to Sanmina-SCI's investment portfolio. Currently, Sanmina-SCI does not use derivative financial instruments in its investment portfolio. Sanmina-SCI invests in high credit quality issuers and, by policy, limits the amount of principal exposure to any one issuer. As stated in Sanmina-SCI's policy, Sanmina-SCI seeks to ensure the safety and preservation of its invested principal funds by limiting default and market risk.

     Sanmina-SCI seeks to mitigate default risk by investing in high-credit quality securities and by positioning its investment portfolio to respond to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Sanmina-SCI seeks to mitigate market risk by limiting the principal and investment term of funds held with any one issuer and by investing funds in marketable securities with active secondary or resale markets.

     The table below presents carrying amounts and related average interest rates by year of maturity for Sanmina-SCI's investment portfolio as of September 29, 2001.

                                                 YEAR ENDED
                                  ----------------------------------------
                                    2002       2003     2004   2005   2006   THEREAFTER    TOTAL
                                  --------   --------   ----   ----   ----   ----------   --------
                                                           (IN THOUSANDS)
Cash equivalents, short-term,
  and long-term investments.....  $741,046   $206,575   --     --     --        --        $947,621
Average interest rate...........      4.72%      6.15%  --     --     --        --            5.03%

  FOREIGN CURRENCY EXCHANGE RISK

     Sanmina-SCI transacts business in foreign countries. Sanmina-SCI's primary foreign currency cash flows are in certain European countries, Brazil, Canada and Asia. Sanmina-SCI enters into foreign exchange contracts to hedge certain of its assets and liabilities denominated in foreign currencies. At September 29, 2001, Sanmina-SCI had forward contracts to exchange various foreign currencies for U.S. dollars in the gross amount of $17.6 million. Market value gains and losses on forward exchange contracts are recognized in the consolidated statement of operations as offsets to the exchange gains and losses on the hedged transactions.

  QUARTERLY RESULTS (UNAUDITED)

     The following table contains selected unaudited quarterly financial data for the eight fiscal quarters in the period ended September 29, 2001. In management's opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented. Sanmina-SCI's results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected from any future period. In June 1998, March 2000 and January 2001, Sanmina-SCI affected a two-for-one stock split in the form of a stock dividend. Accordingly, all share and per share data has been adjusted to retroactively reflect the stock splits. Common stock prices reflect high and low reported sales prices, as reported by the Nasdaq National Market. The acquisitions of Elexsys, Altron, Manu-Tronics Inc., Hadco, Essex and Segerstrom were accounted for as a pooling of interests, and therefore, all prior periods presented were restated to combine the results of those companies.

                                                  FIRST          SECOND         THIRD          FOURTH
                                                 QUARTER        QUARTER        QUARTER        QUARTER
                                               ------------   ------------   ------------   ------------
                                               (IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)
2001
Net sales....................................   $1,485,571     $1,191,138     $  776,602     $  600,737
Gross profit.................................      262,898        193,275         96,371        (11,075)
Gross margin.................................         17.7%          16.2%          12.4%          (1.8)%
Operating income.............................      179,721         93,557         44,662       (254,467)
Operating margin.............................         12.1%           7.9%           6.7%         (42.4)%
Net income...................................   $  115,951     $   62,245     $   30,097     $ (167,847)
                                                ==========     ==========     ==========     ==========
Basic net income per share...................   $     0.37     $     0.20     $     0.09     $    (0.52)
                                                ==========     ==========     ==========     ==========
Diluted net income per share.................   $     0.34     $     0.19     $     0.09     $    (0.52)
                                                ==========     ==========     ==========     ==========

                                                  FIRST          SECOND         THIRD          FOURTH
                                                 QUARTER        QUARTER        QUARTER        QUARTER
                                               ------------   ------------   ------------   ------------
                                               (IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)
2000
Net sales....................................   $  837,355     $  948,358     $1,086,182     $1,367,207
Gross profit.................................      130,139        146,643        158,946        240,944
Gross margin.................................         15.5%          15.5%          14.6%          17.6%
Operating income.............................       78,104         93,398         27,517        162,437
Operating margin.............................          9.3%           9.8%           2.5%          11.9%
Net income before extraordinary charge.......   $   46,794     $   58,991     $    6,891     $  102,377
                                                ==========     ==========     ==========     ==========
Net income...................................   $   46,794     $   58,991     $    6,891     $   97,418
                                                ==========     ==========     ==========     ==========
Basic net income per share before
  extraordinary charge.......................   $     0.16     $     0.20     $     0.02     $     0.33
                                                ==========     ==========     ==========     ==========
Basic net income per share...................   $     0.16     $     0.20     $     0.02     $     0.31
                                                ==========     ==========     ==========     ==========
Diluted net income per share before
  extraordinary charge.......................   $     0.15     $     0.18     $     0.02     $     0.30
                                                ==========     ==========     ==========     ==========
Diluted net income per share.................   $     0.15     $     0.18     $     0.02     $     0.29
                                                ==========     ==========     ==========     ==========

  FACTORS AFFECTING OPERATING RESULTS

     This report contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward looking statements as a result of certain factors, including those set forth below. You should carefully consider the risks described below in connection with any evaluation of our business and prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. A holder of securities issued by Sanmina-SCI should be aware of these and other various risks, including those just described and those described below. The risks set forth in this report on Form 10-K are not the only risks we face. If any of the risks set forth above or if any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock and our convertible subordinated notes could decline.

     Keep these risk factors in mind when you read "forward-looking" statements elsewhere in this report and in other reports and documents filed by Sanmina-SCI with the Securities and Exchange Commission. These are statements that relate to our expectations for future events and time periods. Generally, the words "anticipate," "expect," "intend" and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

SANMINA-SCI FACES UNCERTAINTIES RELATING TO THE INTEGRATION OF SCI'S OPERATIONS, SYSTEMS AND PERSONNEL.

     In December 2001, Sanmina Corporation and SCI Systems, Inc. completed a merger to create Sanmina-SCI. Integrating the operations, systems and personnel of SCI will be a complex process, and as such, the integration may not be completed in a timely manner or achieve the anticipated benefits of the merger. The challenges involved in this integration include:

     - retaining existing customers, suppliers and other business partners of each company;

     - retaining and integrating management and other key employees of both Sanmina-SCI and SCI;

     - combining product and service offerings effectively, quickly and without disruption to Sanmina-SCI's or SCI's ongoing businesses;

     - transitioning all systems to a common information technology system;

     - persuading employees that the business cultures of Sanmina-SCI and SCI are compatible; and

     - developing, maintaining and combining uniform standards, controls, procedures and policies.

     Sanmina-SCI may not succeed in addressing these risks or any other problems encountered in connection with the merger. The diversion of the attention of Sanmina-SCI's management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of Sanmina-SCI's business. In addition, there may be unanticipated expenses related to integration of the two companies. Further, Sanmina-SCI cannot assure you that the growth rate of the combined company will equal the historical growth rates experienced by either Sanmina or SCI prior to the merger.

CUSTOMER AND EMPLOYEE UNCERTAINTY ABOUT THE MERGER COULD HARM THE COMBINED COMPANY.

     Sanmina-SCI's customers may, in response to the consummation of the merger, seek alternative sources of product supply or service, or change orders for products due to uncertainty over the integration of the two companies or the strategic position of Sanmina-SCI. As a result, Sanmina-SCI may experience customer attrition due to the merger, which could harm Sanmina-SCI's results of operations. In addition, employees of Sanmina-SCI may experience uncertainty about their future roles with the combined company until or after Sanmina-SCI announces and executes its integration plan with regard to employees. This may adversely affect Sanmina-SCI's ability to attract and retain key management, marketing and technical personnel.

IF SANMINA-SCI DOES NOT SUCCESSFULLY INTEGRATE SANMINA AND SCI OR THE MERGER'S BENEFITS DO NOT MEET THE EXPECTATIONS OF INVESTORS OR FINANCIAL OR INDUSTRY ANALYSTS, THE MARKET PRICE OF SANMINA-SCI COMMON STOCK MAY DECLINE.

     The market price of Sanmina-SCI common stock may decline as a result of the merger for many reasons including:

     - if the integration of Sanmina-SCI and SCI is not completed in a timely and efficient manner;

     - if the perceived benefits of the merger are not achieved as rapidly or to the extent anticipated by financial or industry analysts;

     - if the effect of the merger on the combined company's financial results is not consistent with the expectations of financial or industry analysts; or

     - if significant stockholders of Sanmina-SCI decide to dispose of their shares after the merger because the results of the merger are not consistent with their expectations.

THE MERGER WILL RESULT IN SIGNIFICANT COSTS TO SANMINA-SCI.

     Costs associated with combining the operations of the two companies are difficult to estimate. Direct transaction costs to Sanmina-SCI, which will be included as part of the total purchase price for accounting purposes, are estimated at approximately $20.0 million. Direct transaction costs of SCI, which will be expensed in the quarter that the merger closes, are estimated at approximately $26.8 million. These costs are expected to consist primarily of fees for investment bankers, attorneys, accountants, filing fees and financial printing. The aggregate amount of these costs may be greater than currently anticipated. Sanmina-SCI believes the combined company may incur charges to operations, which are not currently reasonably estimable, in the quarter in which the merger is completed or the following quarters, to reflect costs associated with integrating the businesses and operations of Sanmina-SCI and SCI. There can be no assurance that Sanmina-SCI will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

PURCHASE BUSINESS COMBINATION ACCOUNTING TREATMENT AND THE IMPACT OF AMORTIZATION OF IDENTIFIABLE INTANGIBLES COULD ADVERSELY AFFECT SANMINA-SCI'S OPERATING RESULTS.

     Under United States generally accepted accounting principles that apply to Sanmina-SCI, Sanmina-SCI will account for the merger as a purchase business combination. Sanmina-SCI will record the following as the cost of acquiring SCI:

     - the market value of Sanmina-SCI common stock issued in connection with the merger;

     - the fair value of the options to purchase SCI common stock that will be converted into options to purchase Sanmina-SCI common stock in connection with the merger; and

     - the amount of direct transaction costs incurred by Sanmina-SCI.

     Sanmina-SCI will allocate the cost of the items described above to the individual assets acquired and liabilities assumed, including deferred compensation and identifiable intangible assets such as technology-based intangible assets, based on their respective fair values. Identifiable intangible assets with finite lives will be amortized over those lives. Intangible assets, including goodwill, with indefinite lives will not be amortized. The amount of purchase cost allocated to goodwill and identifiable intangibles will be estimated using the estimated purchase price of $4.4 billion, which is based on the average closing price of Sanmina-SCI's common stock during the five trading day period ended July 17, 2001, or $20.87 per share, and the fair value of the tangible assets acquired and liabilities assumed. Deferred compensation will be amortized over the remaining vesting period of SCI's outstanding stock options of up to three years. The amount of Purchase cost allocated to deferred compensation is estimated at $6.6 million. If deferred compensation were amortized in equal quarterly amounts over the average remaining vesting period of the related stock options, the accounting charge attributable to these items would be approximately $0.6 million per quarter and $2.2 million per fiscal year in the year following the closing date of the merger. As a result, business combination accounting treatment of the merger will decrease the net income of Sanmina-SCI in the foreseeable future based on the amortization of any identifiable intangible assets and deferred compensation, which could have a material adverse effect on the market value of Sanmina-SCI common stock. These amounts are only estimates, however, and actual amounts may differ from these estimates.

SANMINA-SCI IS HEAVILY DEPENDENT ON THE ELECTRONICS INDUSTRY IN GENERAL AND THE COMMUNICATIONS SECTOR IN PARTICULAR, AND CHANGES IN THE INDUSTRY COULD HARM SANMINA-SCI'S BUSINESS AND OPERATING RESULTS.

     Sanmina-SCI's business is heavily dependent on the health of the electronics industry. Sanmina-SCI's customers are manufacturers in the communications, high-speed computer systems, medical and industrial instrumentation, multimedia entertainment and personal computers sectors. These industry sectors, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Sanmina-SCI's customers can discontinue or modify products containing components manufactured by them. Any discontinuance or modification of orders or commitments could harm Sanmina-SCI's operating results.

     A substantial portion of Sanmina-SCI's revenue was derived from the communications sector. During 2001, the communications sector has undergone a significant downturn and many major communications companies have reported declining sales and operating results. The downturn in this sector has resulted in rescheduling of customer orders and shipments and has adversely affected Sanmina-SCI's operating results. In the event this downturn continues, Sanmina-SCI's operating results will continue to be harmed.

     The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. In particular, many sectors of the electronics industry are currently experiencing the effects of a downturn in economic conditions. This downturn is leading to reduced demand for the services provided by EMS companies. These changes in demand and in economic conditions have resulted and may continue to result in customer rescheduling of orders and shipments, which could affect Sanmina-SCI's results of operations. In addition, a protracted general recession in the electronics industry could have a material adverse effect on Sanmina-SCI's business, financial condition and results of operations.

     In addition, Sanmina-SCI has experienced and may continue to experience, the risk that customers will be unable or unwilling to pay for products and services already provided to them. On June 13, 2001, Sanmina-SCI filed a complaint against Metricom, Inc. in the California state court. The complaint arose out of a July 2, 1999 agreement for electronic manufacturing services and seeks compensation for cancellation charges arising under the agreement. Sanmina-SCI's damages consist of the cost of certain materials and work-in-process currently held by Sanmina-SCI. Metricom has filed for Chapter 11 bankruptcy and, as a result, Sanmina-SCI's claim has been stayed. Accordingly, Sanmina-SCI has filed a claim for its damages in the bankruptcy proceedings. Sanmina-SCI currently estimates it has no additional exposure on this matter (after exhausting allocated reserves).

SANMINA-SCI TYPICALLY DOES NOT OBTAIN LONG-TERM VOLUME PURCHASE COMMITMENTS FROM CUSTOMERS, AND CANCELLATIONS AND RESCHEDULING OF PURCHASE ORDERS COULD HARM SANMINA-SCI'S OPERATING RESULTS AND CAUSE ITS STOCK PRICE TO DECLINE.

     Sanmina-SCI typically does not obtain long-term volume purchase commitments from its customers. Customer orders may be canceled and volume levels may be changed or delayed. For example, Sanmina-SCI has recently experienced certain cancellation and rescheduling of shipment dates of customer orders. Results of operations in future fiscal periods may continue to be affected by customer cancellations and reschedulings as well as by changes in shipment volumes. Sanmina-SCI cannot assure you that it will be able to replace canceled, delayed or reduced contracts or purchase orders with new business. As a result, future cancellations or rescheduling of orders or commitments could cause Sanmina-SCI's operating results to be below expectations, which would likely cause Sanmina-SCI's stock price to decline.

SANMINA-SCI'S OPERATING RESULTS MAY FLUCTUATE SUBSTANTIALLY, WHICH MAY CAUSE ITS STOCK PRICE TO FALL.

     Sanmina-SCI's quarterly and annual results of operations have varied in the past, and Sanmina-SCI's operating results may vary significantly in the future due to a number of factors including, but not limited to, the following:

     - timing of orders from major customers;

     - mix of products ordered by and shipped to major customers;

     - the volume of orders as related to Sanmina-SCI's capacity;

     - pricing and other competitive pressures;

     - component shortages, which could cause Sanmina-SCI to be unable to meet customer delivery schedules;

     - fluctuations in component prices;

     - economic conditions in the electronics industry;

     - Sanmina-SCI's ability to effectively manage inventory and fixed assets;
       and

     - Sanmina-SCI's ability to time expenditures in anticipation of future sales.

     Sanmina-SCI's results can also be significantly influenced by the development and introduction of new products by its customers. From time to time, Sanmina-SCI experiences changes change in the volume of sales to each of its principal customers, and operating results may be affected on a period-to-period basis by these changes. Sanmina-SCI's customers generally require short delivery cycles, and a substantial portion of each of their backlogs are typically scheduled for delivery within six months. Quarterly sales and operating results therefore depend in large part on the volume and timing of bookings received during the quarter, which are difficult to forecast.

     Sanmina-SCI's backlog also affects its ability to plan production and inventory levels, which could lead to fluctuations in operating results. In addition, a significant portion of Sanmina-SCI's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on Sanmina-SCI's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, fluctuations in operating results may also result in fluctuations in the price of Sanmina-SCI common stock.

SANMINA-SCI RELIES ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PART OF ITS REVENUES, AND DECLINES IN SALES TO MAJOR CUSTOMERS COULD HARM SANMINA-SCI'S OPERATING RESULTS.

     Sales to a limited number of customers have accounted for a significant portion of each of Sanmina-SCI's and SCI's revenues in each fiscal period. Sanmina-SCI expects that sales to a limited number of customers will continue to account for a substantial portion of Sanmina-SCI's total revenues in future periods. Sanmina-SCI and SCI each has experienced periods in which sales to some of their respective major customers, as a percentage of total revenues, have fluctuated due to delays or failures to place expected orders.

     During fiscal 2001, 2000 and 1999, and prior to the merger, sales to Sanmina-SCI's ten largest customers accounted for approximately 51.1%, 54.8% and 48.1%, respectively, of Sanmina-SCI's net sales. For fiscal 2000, only sales to one customer, Nortel Networks Corporation, represented more than 10% of Sanmina-SCI's net sales. For fiscal 1999 and 1998, no single customer accounted for more than 10% of net sales. This customer information gives effect to the restatement of Sanmina-SCI's results of operations to reflect its recent acquisition of AB Segerstrom and Svensson.

     During fiscal years ending June 30, 2001, 2000 and 1999, SCI's ten largest customers contributed more than 70% of SCI's revenues. For fiscal 2001, sales to Hewlett-Packard Company, Dell Computer Corporation and Nortel Networks Corporation each represented more than 10% of SCI's revenues. For fiscal 2000, sales to Hewlett-Packard Company and Nortel Networks Corporation each represented more than 10% of SCI's revenues and for fiscal 1999, sales to Hewlett-Packard, Dell and Compaq each represented more than 10% of SCI's revenues.

     Although Sanmina-SCI cannot assure you that it's combined principal customers will continue to purchase products and services from Sanmina-SCI at current levels, if at all, and Sanmina-SCI expects to continue to depend upon its principal customers for a significant portion of Sanmina-SCI's net sales. Sanmina-SCI's customer concentration could increase or decrease, depending on future customer requirements, which will depend in large part, on market conditions in the electronics industry segments in which Sanmina-SCI's customers participate. The loss of one or more major customers or declines in sales to major customers could significantly harm Sanmina-SCI's business and operating results and lead to declines in the price of Sanmina-SCI common stock.

SANMINA-SCI IS SUBJECT TO RISKS ASSOCIATED WITH ACQUISITIONS, AND THESE RISKS COULD HARM SANMINA-SCI'S OPERATING RESULTS AND CAUSE ITS STOCK PRICE TO DECLINE.

     Sanmina-SCI and SCI each have, for the past several fiscal years, pursued a strategy of growth through acquisitions. In Sanmina-SCI's case these acquisitions have primarily involved acquisitions of entire companies. In addition, Sanmina-SCI and SCI have acquired selected assets from electronics industry OEMs, principally equipment, inventory and, in certain cases, facilities or facility leases. These transactions also typically involve new supply agreements with OEMs. Acquisitions of companies and businesses and expansion of operations involve certain risks, including the following:

     - the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale or other value;

     - diversion of management's attention;

     - difficulties in scaling up production at new sites and coordinating management of operations at new sites;

     - difficulties associated with managing and integrating operations in distant geographic locations, such as Europe, the Middle East, Asia and Latin America;

     - the possible need to restructure, modify or terminate customer relationships of the acquired company; and

     - loss of key employees of acquired operations.

     Accordingly, Sanmina-SCI may experience problems in integrating the operations recently acquired or operations associated with any future acquisition. Sanmina-SCI therefore cannot assure you that any recent or future acquisition will result in a positive contribution to Sanmina-SCI's results of operations. Furthermore, Sanmina-SCI cannot assure you that it will realize value from any acquisition which equals or exceeds the consideration paid. In particular, the successful combination of Sanmina-SCI and any businesses Sanmina-SCI acquires in the future will require substantial effort from each company, including the integration and coordination of sales and marketing efforts. The diversion of the attention of management and any difficulties encountered in the transition process, including, the interruption of, or a loss of momentum in, the activities of any future acquisition, problems associated with integration of management information and reporting systems, and delays in implementation of consolidation plans, could harm Sanmina-SCI's ability to realize the anticipated benefits of any future acquisition. Any failure of Sanmina-SCI to realize the anticipated benefits of its acquisitions could harm Sanmina-SCI's business and operating results, and could cause the price of Sanmina-SCI common stock to decline. In addition, future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill and other intangible assets that could result in amortization expense or impairment charges. These factors could harm Sanmina-SCI's business and operating results and cause the price of Sanmina-SCI's common stock to decline.

OEM ASSET DIVESTITURE TRANSACTIONS INVOLVE SIGNIFICANT RISKS THAT COULD HARM SANMINA-SCI.

     Sanmina and SCI have pursued and Sanmina-SCI expects to continue to pursue opportunities to acquire assembly operations being divested by electronics industry OEMs. Sanmina-SCI expects that competition for these opportunities among electronics manufacturing services firms will be intense as these transactions typically enable the acquiror to enter into long-term supply arrangements with the divesting OEM. Accordingly, Sanmina-SCI's future results of operations could be harmed if it is not successful in consummating a significant portion of the OEM divestiture transactions it pursues. In addition, due to the large scale and long-term nature of supply arrangements typically entered into in OEM divestiture transactions and because cost reductions are generally a major reason why the OEM is divesting operations, pricing of manufacturing services may be less favorable to the manufacturer than in standard contractual relationships. For example, Sanmina-SCI experienced declines in gross margins during fiscal 2000 due to Sanmina-SCI's increase in sales to Nortel Networks under Sanmina-SCI's supply agreement relating to the operations it acquired. In addition, premiums paid to the divesting OEM may be in excess of the value that can be realized from the transaction. Furthermore, because these transactions involve customers, they can present difficult managerial and organizational challenges, particularly with respect to excess inventory, excess capacity and similar problems. If Sanmina-SCI enters into new OEM divestiture transactions, Sanmina-SCI may experience further erosion in gross margins as a result of the pricing structure in such transactions as well as problems arising from excess inventory and capacity.

SANMINA-SCI MAY EXPERIENCE COMPONENT SHORTAGES, WHICH WOULD CAUSE IT TO DELAY SHIPMENTS TO CUSTOMERS, RESULTING IN POTENTIAL DECLINES IN REVENUES AND OPERATING RESULTS.

     In the recent past, a number of components purchased by either Sanmina-SCI or SCI and incorporated into assemblies and subassemblies they each produced were subject to shortages. These components include application-specific integrated circuits, capacitors and connectors. Unanticipated component shortages caused Sanmina-SCI to be unable to make certain scheduled shipments to customers during fiscal 2000 and 2001 and may do so in the future. SCI also experienced shipment delays due to component shortages. The inability to make scheduled shipments in the future could cause Sanmina-SCI to experience a shortfall in revenues and cost absorption. Sanmina-SCI could also experience negative customer goodwill due to the delay in shipment. Component shortages may also increase Sanmina-SCI's cost of goods due to premium charges it must pay to purchase components in short supply and due to changes in the mix of assemblies shipped to customers. For example, shortages in certain components negatively affected Sanmina-SCI's and SCI's operating results and contributed to an increase in inventory levels during fiscal 2001. Accordingly, component shortages could harm the combined company's operating results for a particular fiscal period due to the resulting revenue shortfall, cost absorption, or cost increases and could also damage customer relationships over a longer-term period.

SANMINA-SCI IS SUBJECT TO COMPETITION AND TECHNOLOGICAL CHANGE, AND ITS BUSINESS MAY BE HARMED BY COMPETITIVE PRESSURES AND FAILURE TO ADAPT TO TECHNOLOGICAL CHANGES.

     The electronics manufacturing services industry is highly competitive. Sanmina-SCI competes on a worldwide basis to provide electronics manufacturing services to OEM's. Sanmina-SCI must continually develop improved manufacturing processes to accommodate customers' needs for increasingly complex products. Sanmina-SCI's competitors include large independent manufacturers such as Celestica, Inc., Flextronics International Ltd., Jabil Circuit, Inc and Solectron Corporation. Some of these companies have greater manufacturing and financial resources than Sanmina-SCI. In addition, Sanmina-SCI faces competition from OEMs that manufacture their own products.

     The communications equipment industry is highly fragmented and characterized by intense competition. Sanmina-SCI offers products and services in the communications equipment product space, which is highly competitive but is less fragmented than the electronics manufacturing services as a whole. Sanmina-SCI's competitors also manufacture communications equipment and some of these competitors have greater manufacturing and financial resources than Sanmina-SCI, as well as greater surface mount assembly capacity. Consequently, as a participant in the communications equipment product space, Sanmina-SCI must continually develop improved manufacturing processes to accommodate its customers' needs for increasingly complex products.

     During periods of recession in the electronics industry, Sanmina-SCI's competitive advantages in the areas of quick turnaround manufacturing and responsive customer service may be of reduced importance to electronics OEMs, who may become more price sensitive. Sanmina-SCI may also be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures, particularly those with offshore facilities where labor and other costs are lower.

     Sanmina-SCI will experience intense competition which is expected to intensify further as more companies enter markets in which Sanmina-SCI operates, as existing competitors expand capacity and as the industry consolidates. To remain competitive, Sanmina-SCI must develop and provide technologically advanced engineering services, information systems and manufacturing processes. In addition, Sanmina-SCI must maintain high quality products and services, offer flexible delivery schedules and deliver products on a timely basis. Failure to satisfy these or other requirements could adversely affect the company.

SANMINA-SCI MAY BE AFFECTED BY CONSOLIDATION IN THE ELECTRONICS INDUSTRY.

     As a result of the current economic climate, consolidation in the electronics industry may increase. For example, Hewlett-Packard and Compaq, two major electronics companies, have recently announced an agreement to merge. Consolidation in the electronics industry could result in an increase in excess manufacturing capacity as companies seek to close plants or take other steps to increase efficiencies and realize synergies of mergers. The availability of excess manufacturing capacity could create increased pricing and competitive pressures for the electronics manufacturing services industry as a whole and the combined company in particular. In addition, consolidation could also result in an increasing number of very large electronics companies offering products in multiple sectors of the electronics industry. The growth of these large companies, with significant purchasing power and market power, could also result in increased pricing and competitive pressures for the company. Accordingly, industry consolidation could harm Sanmina-SCI's business.

SANMINA-SCI'S OPERATING RESULTS MAY BE AFFECTED BY SEASONALITY.

     Seasonal demands for products produced by SCI, prior to the merger, for its customers and sold to consumers may impact Sanmina-SCI's quarterly revenues. The effect of seasonality has increased in recent quarters, as the proportion of SCI's customers' products ultimately sold at retail, has increased. SCI's operating margins have undergone seasonal fluctuations in the past, particularly in the first fiscal quarter due to the slowing effects of the summer season. Sanmina-SCI believes these seasonality effects may continue at the combined company.

ENVIRONMENTAL MATTERS ARE A KEY CONSIDERATION IN SANMINA-SCI'S AND SCI'S BUSINESS AND FAILURE TO COMPLY WITH THE REQUIREMENTS OF ENVIRONMENTAL LAWS COULD HARM ITS BUSINESS.

     Sanmina-SCI is subject to a variety of local, state and federal environmental laws and regulations in the United States and elsewhere relating to the treatment, storage, use, discharge and disposal of chemicals, solid waste and other hazardous materials used during their manufacturing processes, as well as air quality regulations, restrictions on water use, labeling requirements, occupational safety and health laws, and product take back and product content requirements. Proper waste disposal is a major consideration for printed circuit board manufacturers such as Sanmina-SCI because metals and chemicals are used in the manufacturing process. Maintenance of environmental controls is also important in the electronics assembly process. When violations of environmental laws occur, Sanmina-SCI can be held liable for damages and the costs of remedial actions and can also be subject to revocation of their permits necessary to conduct its businesses. There can be no assurance that violations of environmental laws will not occur in the future as a result of the inability to obtain permits, human error, equipment failure or other causes. Any permit revocations could require the combined company to cease or limit production at one or more facilities, which could seriously harm the combined company's business, financial condition and results of operations. Moreover, the failure to comply with present and future regulations could restrict the combined company's ability to expand facilities or could require the combined company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations.

     Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. Sanmina-SCI will operate in several environmentally sensitive locations and will be subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes or restrictions on discharge limits, emissions levels, permitting requirements and material storage or handling might require a higher than anticipated level of capital investment or, depending on the severity of the impact of the foregoing factors, plant relocation. Compliance with new or existing regulations could seriously harm Sanmina-SCI's business, financial condition and results of operations.

     Sanmina-SCI has liabilities associated with environmental contamination at its current and former facilities (and those of the companies it has acquired) which are described in detail in the following sections as well as liabilities associated with disposal of hazardous waste at other locations. Sanmina-SCI has also been named as a potentially responsible party at several contaminated disposal sites as a result of the past disposal of hazardous waste by companies acquired by Sanmina-SCI or their corporate predecessors. While liabilities for such historic disposal activities have not materially affected Sanmina-SCI's financial condition to date, there can be no guarantee that past disposal activities will not result in liability which will materially affect Sanmina-SCI in the future. Sanmina-SCI currently anticipates that its liabilities associated with its disposal sites will range from $1,150,000 to $2,150,000. Sanmina-SCI, in consultation with its consultants, has determined that the appropriate reserve for these matters is $1,450,000.

SANMINA-SCI IS SUBJECT TO ENVIRONMENTAL CONTINGENCIES AT SITES OPERATED BY ACQUIRED COMPANIES AND COULD INCUR SUBSTANTIAL COSTS FOR ENVIRONMENTAL REMEDIATION AND RELATED ACTIVITIES AT THESE SITES.

     Sanmina-SCI has liabilities associated with disposal of hazardous waste. Sanmina-SCI has been named as a potentially responsible party at several contaminated disposal sites as a result of the past disposal of hazardous waste by companies acquired by Sanmina-SCI or their corporate predecessors. Sanmina-SCI currently anticipates that its liabilities associated with its disposal sites will range from $1,150,000 to $2,150,000. Sanmina-SCI, in consultation with its consultants, has determined that the best estimate within this range for these matters is $1,450,000.

     Elexsys International, Inc. -- In November 1997, Sanmina-SCI acquired Elexsys International Inc. ("Elexsys"), which became a wholly-owned subsidiary of Sanmina-SCI and has since been merged into Sanmina-SCI. Several facilities owned or occupied by Elexsys at the time of the acquisition, or formerly owned or occupied by Elexsys or companies acquired by Elexsys, had either soil or groundwater contamination or contamination of groundwater underneath or near the facility. For example, the Von Karman Avenue. Irvine, California facility, a printed circuit board manufacturing plant, has solvent contamination in soil and groundwater and is currently under investigation by the California Regional Water Quality Control Board ("RWQCB"). Sanmina-SCI has been pumping and treating groundwater for a number of years. By letter dated June 8, 2001, the RWQCB threatened to issue a Clean-up and Abatement Order to address concerns about additional investigation and remediation. No such order has been issued and Sanmina-SCI is working with the RWQCB to address their concerns. To date, the cost of the various investigations and of operating the remediation system at the Irvine facility have not materially affected Sanmina-SCI's financial condition. In the event Sanmina-SCI is required to undertake additional groundwater or soil cleanup, the cost of such cleanup is likely to be substantial. However, Sanmina-SCI believes, based on the information currently available, that the potential cost of any groundwater or soil cleanup would not materially affect Sanmina-SCI's financial condition. Currently, Sanmina-SCI is unable to anticipate whether any third party claims will be brought against them for the existence of contamination at the Irvine facility.

     At two facilities formerly owned or occupied by a predecessor company to Elexsys in Mountain View, California, Sanmina-SCI has been required by the California Department of Toxic Substances Control ("DTSC") to undertake investigation of soil and groundwater. DTSC has advised Sanmina-SCI that no further investigation will be required at one of the two facilities. At the other facility, test results have not been sufficient to enable Sanmina-SCI to determine whether or not cleanup activities will be required; however, Sanmina-SCI does not believe any such activities will be required. Sanmina-SCI has not been ordered to undertake any soil or groundwater cleanup activities at either of the two former Mountain View facilities. Nevertheless, the process of remediating contaminated soil and groundwater is costly, and if Sanmina-SCI is required to undertake substantial remediation activities at one or more of the former Elexsys facilities, the costs of such activities may materially affect Sanmina-SCI's financial condition.

     Sanmina-SCI, through evaluations performed by a consultant, has determined that the mean expected cost for the remaining environmental liabilities associated with site contamination at former Elexsys facilities is $3,245,000 with a maximum of $9,765,000. After discussions with Sanmina-SCI's environmental consultants, the company has determined that the best estimate within this range for these matters is $4,100,000.

     Altron, Inc. -- In November 1998, Sanmina-SCI acquired Altron, which became a wholly owned subsidiary of Sanmina-SCI and has since been merged into the company. Altron was advised in 1993 by Olin Corporation ("Olin") that contamination resulting from activities of prior owners of property owned by Olin and located close to the Altron manufacturing plant in Wilmington, Massachusetts, had migrated under the Altron plant. Olin has assumed full responsibility for any remediation activities that may be required and has agreed to indemnify and hold Altron harmless from any and all costs, liabilities, fines, penalties, charges and expenses arising from and relating to any action or requirement, whether imposed by statute, ordinance, rule, regulation, order, decree or by general principles of law to remediate, clean up or abate contamination emanating from the Olin site. Although Sanmina-SCI believes that Olin's assumption of responsibility will result in no remediation cost to Sanmina-SCI from the contamination, there can be no assurance that Sanmina-SCI will not be subject to some costs regarding this matter, but Sanmina-SCI does not anticipate that costs related to this matter, if any, will materially affect its financial condition.

     Hadco Corporation -- Hadco, acquired by Sanmina-SCI in June 2000, is aware of certain chemicals that exist in the ground at certain of its facilities. Hadco has notified various governmental agencies and continues to work with them to monitor and resolve these matters. During March 1995, Hadco received a Record Of Decision (ROD) from the New York State Department of Environmental Conservation (NYSDEC), regarding soil and groundwater contamination at its Owego, New York facility. Based on a Remedial Investigation and Feasibility Study (RIFS) for apparent on-site contamination at that facility and a Focused Feasibility Study (FFS), each prepared by environmental consultants of Hadco, the NYSDEC has approved a remediation program of groundwater withdrawal and treatment and iterative soil flushing. Hadco has executed a Modification of the Order on Consent to implement the approved ROD. Capital equipment for this remediation has already been acquired by Hadco, and future operation and maintenance costs, which will be incurred and expended over the estimated life of the program of the next 28 years, are estimated at between $40,000 and $100,000 per year. In the summer of 1998, NYSDEC took additional samples from a wetland area near Hadco's Owego facility. Analytical reports of earlier sediment samples indicated the presence of certain inorganics. The new samples showed elevated levels of certain metals, but NYSDEC has not made a determination as to the potential source of such metals, the remedial action to be taken, or the persons to undertake and/or pay for any remediation. There can be no assurance that Hadco and/or other third parties will not be required to conduct additional investigations and remediation at that location, the costs of which are currently indeterminable.

     Hadco has commenced the operation of a groundwater extraction system at its Derry, New Hampshire facility to address certain groundwater contamination and migration control issues. It is not possible to make a reliable estimate of the length of time remedial activity will have to be performed. However, it is anticipated that the groundwater extraction system will be operated for at least 30 years. There can be no assurance that Hadco will not be required to conduct additional investigations and remediation relating to the Derry facility. The total costs of such groundwater extraction system and of conducting any additional investigations and remediation relating to the Derry facility are not fully determinable.

     From 1974 to 1980, Hadco operated a printed circuit manufacturing facility in Florida as a lessee. In June 1999, Hadco, Gould Electronics, Inc. ("Gould") and the Florida Department of Environmental Protection ("FDEP") entered into a Settlement Agreement which provides that Hadco and Gould will undertake remedial action based on a Supplemental Contamination Assessment Report and a later Feasibility Study, which has been prepared by a consultant to Hadco and Gould and approved by the FDEP. The remedial capital costs are estimated to be $1.4 million. In addition, ongoing monitoring and operation and maintenance costs are estimated to be $1.4 million, which includes operation of the remediation system for 8 years and monitoring for 30 years. Actual remedial activities have not yet commenced.

     In March 1993, the EPA notified Hadco Santa Clara of its potential liability for maintenance and remediation costs in connection with a hazardous waste disposal facility operated by Casmalia Resources, a California Limited Partnership, in Santa Barbara County, California. In June 1997, the United States District Court in Los Angeles, California approved and entered a Consent Decree among the EPA and 49 entities (including Hadco Santa Clara) acting through the Casmalia Steering Committee (CSC). The Consent Decree sets forth the terms and conditions under which the CSC will carry out work aimed at final closure of the site. Certain closure activities will be performed by the CSC. Under the Consent Decree, the settling parties will work with the EPA to pursue the non-settling parties to ensure they participate in contributing to the closure and long-term operation and maintenance of the facility.

     In May 2000, Sanmina-SCI has been through evaluations performed by its consultant has determined that the mean expected cost for the remaining environmental liabilities associated with site contamination at former Hadco facilities is $8,805,000 with a maximum of $32,630,000. After discussions with consultants, the company has determined that the best estimate within this range for these matters is $11,242,500.

     Segerstrom -- In March 2001, Sanmina-SCI acquired approximately 94% of the outstanding shares and convertible debentures of Segerstrom. It is possible that previous operations have contaminated soil and/or groundwater at Segerstrom facilities. Sanmina-SCI believes, based on the limited information currently available, that the cost of any groundwater or soil clean-up that may be required would not harm Sanmina-SCI's business, financial condition and results of operations. Nevertheless, the process of remediating contaminated soil and groundwater is costly, and if Sanmina-SCI is required to undertake substantial remediation activities at one or more of the former Segerstrom facilities, there can be no assurance that the costs of such activities would not harm Sanmina-SCI's business, financial condition and results of operations.

Sanmina-SCI through evaluations performed by its consultant has determined that the mean expected cost for the remaining environmental liabilities associated with site contamination at Segerstrom facilities is $8,239,657 with a maximum of $18,023,138. After discussions with Sanmina-SCI's current consultants, the company has determined that the best estimate within this range for these matters is $10,615,553.

     Electro Mechanical Solutions -- In October 2001, Sanmina-SCI acquired assets of Electro-Mechanical Solutions, Inc. ("EM Solutions") and related entities, in part through bankruptcy proceedings. Sanmina-SCI's environmental consultants reviewed the environmental conditions on the sites operated by EM Solutions, some of which will be occupied for a period of time by Sanmina-SCI, as lessee. The consultants have determined that contamination does or may exist at some of these locations which may have primarily been caused by occupants on the properties prior to EM Solutions. As determined by the consultants, the environmental liabilities associated with the properties range from $1,482,000 and $4,556,000 in the aggregate. As the contamination on these sites was not caused by Sanmina-SCI, and the liability for such contamination was not assumed contractually by Sanmina-SCI, Sanmina-SCI does not believe it has material liability for these environmental matters. Sanmina-SCI is currently evaluating the appropriate reserves, if any, to set aside for these matters.

SCI IS SUBJECT TO ENVIRONMENTAL CONTINGENCIES AT SITES OPERATED BY SCI AND COULD INCUR SUBSTANTIAL COSTS FOR ENVIRONMENTAL REMEDIATION AND RELATED ACTIVITIES AT THESE SITES.

     SCI's Plant 34 in Brockville, Ontario, Canada has groundwater contamination that Nortel Networks is remediating to comply with applicable standards. Nortel Networks has agreed to indemnify SCI for any loss it incurs as a result of claims by third parties relating to the groundwater contamination or the work associated with the cleanup of the contamination. The treatment system has been in operation since 1992 at a cost of $100,000 a year to Nortel Networks and SCI therefore does not believe that the contamination has migrated off-site. However, there may also be soil and/or groundwater contamination at other current or former SCI manufacturing facilities which has yet to be discovered and could give rise to material remediation obligations and/or other liabilities. In the course of preparing its plants located in Arab, Alabama, and Colorado Springs, Colorado, for sale, SCI conducted a Phase I Environmental Site Assessment and Limited Compliance Review at both facilities. Both assessments indicated the presence of lead in wipe samples obtained from surfaces in the interior of these plants. While there are no standards for lead on surfaces in commercial buildings, these concentrations are above residential standards not applicable to these facilities. Remediation activities to reduce the lead concentrations are currently underway at both plants. Lead dust has also been identified at SCI's San Jose, California, facility. The estimated clean up costs for identified remediation activities at these plants is approximately $900,000. In addition, lead contamination is suspected at Plant 11 in Rapid City, South Dakota because of the age of the facility and the nature of the manufacturing activities at the facility. Based on remediation costs at the facilities discussed above, the clean-up costs for remediation activities at Plant 11 are expected to be approximately $300,000.

     As the manufacturing equipment that generated the lead dust is used at most SCI manufacturing facilities, it is possible that lead dust could be present in the interior of some or all of its current and former manufacturing facilities. While SCI regularly monitors for airborne concentrations of lead in its buildings and is not aware of any significant lead concentrations in excess of the applicable OSHA standards, the presence of lead dust in these facilities could give rise to affirmative remediation obligations and/or other liabilities if the levels are found to be sufficiently high. Possible lead contamination at other SCI facilities in being addressed through increased maintenance activities.

     Asbestos containing materials (ACM) are present at several SCI manufacturing facilities. While this ACM is being managed in place pursuant to ACM operations and maintenance plans, the presence of ACM could give rise to affirmative remediation obligations and other liabilities. No third-party claims relating to ACM have been brought at this time.

     Sanmina-SCI hired a consultant, URS Corporation, to perform a review of expected environmental liabilities relating to contamination of SCI's facilities. This includes, for example, remediation of lead dust, asbestos containing materials, leaking underground storage tank liabilities and other known or potential contamination events. The consultant's findings are that the mean expected cost for such liabilities at a 50% or "optimistic level" (i.e. the amount that has a 50% chance of being exceeded) is $4,201,423 with a maximum liability (in the consultant's report the "pessimistic level" or the amount that has a 5% chance of being exceeded) is $22,519,632. For the purposes of planning and providing for environmental reserves, Sanmina-SCI-SCI will use the consultant's "planning level" number of $9,442,423, which is an amount that the consultant estimates has only a 25% chance of being exceeded.

SOME EXECUTIVE OFFICERS AND KEY PERSONNEL ARE CRITICAL TO THE BUSINESS OF SANMINA-SCI AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH SANMINA-SCI IN THE FUTURE.

     The success of Sanmina-SCI depends upon the continued service of some executive officers and other key personnel. Generally, Sanmina-SCI's employees are not bound by employment or non-competition agreements, and there can be no assurance that Sanmina-SCI will retain its officers and key employees, particularly its highly skilled design, process and test engineers involved in the manufacture of existing products and development of new products and processes. The competition for these employees is intense, and the loss of key employees could negatively affect Sanmina-SCI. If Sanmina-SCI loses the services of Jure Sola, co-chairman and chief executive officer, Randy Furr, president and chief operating officer, Robert C. Bradshaw, president of EMS operations, one or more of Sanmina-SCI other executive officers or key employees, or if one or more of these individuals decides to join a competitor or otherwise compete directly or indirectly with Sanmina-SCI, the company's business, operating results and financial condition could be seriously harmed.

SANMINA-SCI HAS SUBSTANTIAL INDEBTEDNESS, SOME OF WHICH IS VARIABLE INTEREST DEBT THAT IS AFFECTED BY INTEREST RATE FLUCTUATIONS.

     In May 1999, Sanmina-SCI raised approximately $350 million through an offering of four and one-quarter percent convertible subordinated notes due 2004 to qualified institutional investors. In September 2000, Sanmina-SCI raised approximately $750 million through an offering of zero coupon convertible subordinated debentures due 2020 to qualified institutional investors. For a description of Sanmina-SCI's outstanding indebtedness, refer to Sanmina-SCI's audited financial statements and footnotes elsewhere in this document. Sanmina-SCI's other indebtedness is principally comprised of operating and capital leases.

     In July 1996, SCI borrowed $100 million under adjustable rate senior notes due 2006 issued to a group of institutional investors. In March 2001, SCI borrowed $600 million of $564 million at 7.67% and $36 million at variable interest rates, senior notes due 2006 issued to a second group of institutional investors. The interest rates under these issues of senior notes adjust on the basis of certain changes in financial covenants applicable to SCI. SCI also has in place two credit facilities with a group of domestic and international banks under which SCI may borrow principal amounts up to $325 million under a 364-day revolving credit line and up to $200 million under a five-year credit line. SCI further has a $210 million asset securitization program expiring November 2001 under which certain accounts receivable may be sold by a special purpose subsidiary of SCI, with limited recourse. In March 2000, SCI issued $575 million of its 3% convertible subordinated notes due March 2007. The notes are convertible into Sanmina-SCI common stock following the merger. For a complete description of SCI's outstanding indebtedness, refer to SCI's audited financial statements and footnotes on Form 10-K. SCI's other debt-related liabilities include lease or guarantee obligations under industrial revenue bonds.

     Included in the debt described above is approximately $205 million of variable interest debt, at June 30, 2001, incurred by SCI. Short term interest rate changes can impact SCI's interest expense on this debt, as well as the discount (reflected in interest expense) on its accounts receivable sold under SCI's asset securitization agreement. The fluctuations in interest rates may have an effect on operating results of the combined company.

     SCI's $600 million adjustable and fixed rate Senior Notes due 2006, 364 day revolving credit facility and 5 year credit facility, all amounts outstanding at the time of the acquisition by Sanmina-SCI under such credit facilities and instruments were repaid. In addition, certain other debts of SCI were repaid in connection with the acquisition. Sanmina-SCI utilized approximately $385 million of cash and $600 million drawn under its revolving credit facilities consisting of a $250 million 364-day credit facility and a $500 million three-year credit facility to make the payments on such notes and the SCI credit facilities.

     The level of the combined company's indebtedness, among other things, could:

     - make it difficult for Sanmina-SCI to make payments on the notes and leases;

     - make it difficult for Sanmina-SCI to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

     - require Sanmina-SCI to dedicate a substantial portion of its expected cash flow from operations to service its indebtedness, which would reduce the amount of its expected cash flow available for other purposes, including working capital and capital expenditures;

     - limit its flexibility in planning for, or reacting to, changes in Sanmina-SCI's business; and

     - make Sanmina-SCI more vulnerable in the event of a downturn in its business.

     Sanmina-SCI may incur substantial additional indebtedness in the future.

FAILURE TO MANAGE SANMINA-SCI'S GROWTH MAY SERIOUSLY HARM ITS BUSINESS.

     Sanmina-SCI's businesses have grown in recent years through both internal expansion and acquisitions, and continued growth may cause a significant strain on Sanmina-SCI's infrastructure and internal systems. To manage its growth effectively, Sanmina-SCI must continue to improve and expand its management information systems. Sanmina-SCI will face additional growth management challenges, particularly as a result of its recent acquisitions in Europe, Asia, North America and Brazil. Future acquisitions, both in the United States and internationally, could place additional strains on Sanmina-SCI's management infrastructure. If Sanmina-SCI is unable to manage growth effectively, its results of operations could be harmed.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS MAY HARM THE OPERATIONS OF SANMINA-SCI.

     Sanmina-SCI's existing international operations and plans to expand international operations involve additional risks, and failure to effectively expand internationally could harm Sanmina-SCI's operating results. Sanmina-SCI opened its first overseas facility, located in Dublin, Ireland, in June 1997. During June 2000 and July 2000, Sanmina-SCI acquired operations in Ireland, Sweden, Finland, Malaysia and China. In October 2000, Sanmina-SCI acquired a 49.9% ownership interest in INBOARD, a wholly owned subsidiary of Siemens AG, located in Germany. In the Segerstrom acquisition, Sanmina-SCI acquired operations in Sweden, Finland, Brazil, Hungary, and Scotland. Prior to the merger, SCI generated more than half of its revenue from its non-U.S. operations and much of SCI's manufacturing material was provided by international suppliers.

     Sanmina-SCI's international sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political and economic instability, trade restrictions, changes in tariffs, labor unrest and difficulties in staffing, coordinating communications among and managing international operations. Sanmina-SCI's business and operating results may be harmed by fluctuations in international currency exchange rates as well as increases in duty rates, earnings expatriation restrictions, difficulties in obtaining export licenses, misappropriation of intellectual property, constraints on Sanmina-SCI's ability to maintain or increase prices, and competition. Sanmina-SCI cannot assure you that the company will realize the anticipated strategic benefits of its international expansion or that international operations will contribute positively to the company's business and operating results.

     To respond to competitive pressures and customer requirements, Sanmina-SCI may further expand internationally in lower cost locations, particularly additional locations in Asia, Central Europe and Latin America. As a result of this possible expansion, Sanmina-SCI could encounter difficulties in scaling up production at overseas facilities and in coordinating Sanmina-SCI's United States and international operations. In addition, Sanmina-SCI may not realize anticipated revenue growth at new international operations. Sanmina-SCI may elect to establish start-up operations rather than acquiring existing businesses, which would require Sanmina-SCI to recruit management and other personnel and build a customer base at a completely new operation. Accordingly, unanticipated problems Sanmina-SCI encounters in establishing new international operations could harm its business and operating results and cause its stock price to decline.

SANMINA-SCI'S OPERATING RESULTS MAY BE AFFECTED BY FLUCTUATIONS IN INTERNATIONAL CURRENCIES.

     Sanmina-SCI currently primarily conducts its international sales and purchase transactions in U.S. dollars, except that Segerstrom's transactions are denominated primarily in Euros, Swedish krona or other European currencies, or under customer contract provisions that protect against most major currency risks. Sanmina-SCI's largest currency risk is that associated with its Brazilian operation. Unlike Sanmina-SCI's other international operations, its Brazilian plant is directly exposed to the effects of currency devaluation on certain customers' contracts until forward pricing is adjusted accordingly (normally quarterly). Other currency exchange risks associated with Sanmina-SCI's international operations primarily relate to current assets and liabilities denominated in currencies other than the U.S. dollar. Although Sanmina-SCI endeavors to balance such items against each other where possible at individual operations, no assurance can be given that it will be successful in mitigating the effects of changes in currency exchange rates upon such international dollar transactions. Changes in some international currency exchange rates impact the geographic areas where Sanmina-SCI's revenue is derived. When international currencies are devalued, manufacturing costs of plants in those countries may become more competitive with other established plants. Accordingly, Sanmina-SCI will be subject to risks associated with currency fluctuations and devaluations.

SANMINA-SCI IS SUBJECT TO RISKS RELATED TO INTELLECTUAL PROPERTY RIGHTS HELD BY THIRD PARTIES.

     Sanmina-SCI is subject to risks related to intellectual property rights held by third parties. In certain cases, Sanmina-SCI may find it necessary or desirable to license or otherwise acquire rights to intellectual property held by others. Disputes, which could involve the combined company in litigation or in administrative proceedings before the United States Patent and Trademark Office or patent authorities in other countries, could arise in the future. These proceedings could be costly to conduct and could also result in the diversion of management time and attention. In addition, adverse determinations in any proceedings of this nature could require Sanmina-SCI to pay monetary damages and could also result in the loss of intellectual property rights. In the event Sanmina-SCI was able to settle disputes through licensing or similar arrangements, the costs of these licenses could be substantial. Accordingly, future disputes regarding intellectual property rights could harm the combined company's business, financial condition and results of operations.

     On February 14, 2001, Gemstar-TV Guide International, Inc. and StarSight Telecast, Inc. filed a complaint against SCI and four other respondents with the United States International Trade Commission. With respect to SCI, the complaint alleged certain unfair acts, including patent infringement, in the importation of set top boxes manufactured by SCI for EchoStar Communications Corporation, another respondent in the case. The Commission instituted an investigation following publication of its notice in the Federal Register on March 21, 2001. The trial concluded on December 20, 2001. The International Trade Commission is scheduled to release a ruling on this matter in the spring of 2002. If it is determined that SCI infringes certain patents of Gemstar-TV Guide International, Inc. and StarSight Telecast Inc., the International Trade Commission may prohibit the importation of infringing products into the United States. To the extent that SCI's customer, EchoStar Communications Corp., cannot "design around" the allegedly infringing design or build the product in the United States avoiding importation of potentially infringing products, revenue from this customer, and potentially other like customers utilizing the allegedly infringing technology, could be at risk. Any "design around" would by necessity originate with EchoStar. Labor costs in United States may make production of allegedly infringing products in United States uncompetitive. Sanmina-SCI does not believe that the outcome of this matter will have a material adverse effect upon its business.

SANMINA-SCI'S BUSINESS MAY BE HARMED BY THE CALIFORNIA ELECTRICAL POWER CRISIS.

     A significant portion of Sanmina-SCI's customer base and operations are located in the State of California, which has been in the midst of an energy crisis that could disrupt Sanmina-SCI's operations and increase Sanmina-SCI's expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. If blackouts interrupt Sanmina-SCI's power supply, Sanmina-SCI could be temporarily unable to continue operations at certain of its California facilities. In addition, concerns exist that the California energy crisis could lead to worsening of economic conditions in California that could affect Sanmina-SCI's customers in California. Power shortages in California have also caused the wholesale price of electricity to increase, which will likely cause Sanmina-SCI's operating expenses for California facilities to increase. Accordingly, the California energy situation could adversely affect Sanmina-SCI's business and results of operations.

SANMINA-SCI MAY BE SUBJECT TO A SECURITIES CLASS ACTION SUIT IF ITS STOCK PRICE FALLS.

     Following periods of volatility in the market price of a company's stock, some stockholders may file a securities class action litigation. Any future securities class action litigation could be expensive and divert management's attention and harm Sanmina-SCI's business, regardless of its merits.

THE TRADING PRICE OF SANMINA-SCI'S SECURITIES, INCLUDING COMMON STOCK AND CONVERTIBLE SUBORDINATED DEBENTURES, MAY BE VOLATILE, AND THE VALUE OF YOUR INVESTMENT COULD DECLINE.

     The trading price of Sanmina-SCI's common stock has been and could in the future be subject to significant fluctuations in response to variations in quarterly operating results, developments in the electronics industry, changes in general economic conditions and economic conditions in the electronics industry and the communications sector in particular, changes in securities analysts' recommendations regarding Sanmina-SCI's and SCI's securities and other factors. In addition, the stock market in recent years has experienced significant price and volume fluctuations which have affected the market prices of technology companies and which have been unrelated to or disproportionately impacted by the operating performance of those companies. For example, Sanmina-SCI's common stock price has fluctuated from a high of approximately $60.50 to a low of approximately $11.64 during the 52 weeks ended September 29, 2001. These broad market fluctuations may cause the market price of our common stock to decline, which could diminish the value of your investment.

     In addition, Sanmina-SCI and SCI each have outstanding several classes of convertible subordinated notes. The Sanmina-SCI notes are not traded on a national securities exchange or market. However inter-institutional trading markets do exist for these securities. The SCI 3% convertible subordinated notes are listed on the New York Stock Exchange The market price of these securities is likely to be affected by the same factors that will affect the market price for Sanmina-SCI's common stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included in Part IV Item 14(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Information called for by PART III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with its 2002 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding the Company's executive officers called for by Item 401(b) of Regulation S-K has been included in PART I of this report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a) 1.  FINANCIAL STATEMENTS

     The following financial statements are filed as part of this report:

                                                               PAGE
                                                               ----
Report of Independent Public Accountants....................    49
Financial Statements:
  Consolidated Balance Sheets, As of September 29, 2001 and
     September 30, 2000.....................................    50
  Consolidated Statements of Operations, Years Ended
     September 29, 2001,
     September 30, 2000 and October 2, 1999.................    51
  Consolidated Statements of Comprehensive Income, Years
     Ended September 29, 2001,
     September 30, 2000 and October 2, 1999.................    52
  Consolidated Statements of Stockholders' Equity, Years
     Ended September 29, 2001,
     September 30, 2000 and October 2, 1999.................    53
  Consolidated Statements of Cash Flows, Years Ended
     September 29, 2001,
     September 30, 2000 and October 2, 1999.................    54
  Notes to Consolidated Financial Statements................    55

(a) 2.  FINANCIAL STATEMENT SCHEDULE

     The following financial statement schedule of Sanmina-SCI Corporation is filed as part of this report on Form 10-K and should be read in conjunction with the Financial Statements of Sanmina-SCI Corporation incorporated by reference herein:

        Schedule II -- Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(a) 3.  EXHIBITS

     (a) Refer to (c) below.

     (b) Reports on Form 8-K

     On July 17, 2001, Sanmina-SCI Corporation filed a report on Form 8-K relating to merger with SCI Systems, Inc.

     (c) Exhibits

 EXHIBIT
  NUMBER                             DESCRIPTION
 -------                             -----------
 3.1(8)      Restated Certificate of Incorporation of Registrant, dated
             January 31, 1996.
 3.1.1(18)   Certificate of Amendment of the Restated Certificate of
             Incorporation of Registrant, dated March 9, 2001.
 3.1.2(31)   Certificate of Designation filed with the Delaware Secretary of State on May 31, 2001, designating 1,000,000 shares of
             Series A Participating Preferred Stock, par value $0.01.
 3.1.3       Certificate of Amendment of the Restated Certificate of
             Incorporation of Registrant, dated December 7, 2001.
 3.2(19)     Amended and Restated Bylaws of Registrant.
 4.2(19)     Preferred Stock Rights Agreement, dated as of May 17, 2001 between Registrant and Wells Fargo National Bank, Minnesota,
             N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached
             thereto as Exhibits A, B, and C.

 EXHIBIT
  NUMBER                             DESCRIPTION
 -------                             -----------
10.2(4)      Amended 1990 Incentive Stock Plan.
10.3(1)      1993 Employee Stock Purchase Plan.
10.9(k)(2)   Amended and Restated Credit Agreement dated as of August 18,
             1993 among Sanmina-SCI Corporation, Chemical Bank and other lenders.
10.9(k)(5)   Amendment dated July 27, 1995 to Amended and Restated Credit
             Agreement, dated August 18, 1993.
10.9(1)(2)   Revolving Credit Note, $12,000,000.00, Chemical Bank.
10.10(1)     Lease for premises at 2109 O'Toole Avenue, Suites A-E, San
             Jose, California (Portion of Plant I).
10.11(1)     Lease for premises at 2101 O'Toole Avenue, San Jose,
             California (Portion of Plant I).
10.12(1)     Lease for premises at 2539 Scott Boulevard, Santa Clara,
             California (Plant III).
10.14(1)     Lease for premises at 2060-2068 Bering Drive, San Jose,
             California (Plant II).
10.15(1)     Lease for premises at 4220 Business Center Drive, Fremont,
             California (Plant V).
10.16(1)     Lease for premises at McCarthy Boulevard, Milpitas,
             California (Plant VI).
10.17(1)     Lease for premises at 2121 O'Toole Avenue, San Jose,
             California (Corporate Headquarters).
10.19(2)     Lease for premises at 1250 American Parkway, Richardson,
             Texas (Plant VII).
10.20(2)     Lease for premises at 6453 Kaiser Drive, Fremont, California
             (Plant VIII).
10.21(3)     Asset Purchase Agreement dated September 28, 1994 between
             Registrant and Comptronix Corporation.
10.22(4)     Lease for premises at 355 East Trimble Road, San Jose,
             California.
10.23(5)     Stock Purchase Agreement dated May 31, 1995 between
             Sanmina-SCI Corporation, Assembly Solutions, Inc. and the
             principal stockholders of Assembly Solutions, Inc.
10.24(6)     Indenture dated August 15, 1995 between Registrant and
             Norwest Bank Minnesota, N.A. as Trustee.
10.25(7)     Asset Purchase Agreement dated September 20, 1996 between
             Registrant and Comptronix Corporation.
10.26(9)     Agreement and Plan of Merger dated July 22, 1997 among
             Registrant, SANM Acquisition Subsidiary, Inc. and Elexsys
             International, Inc.
10.26(10)    Agreement and Plan of Merger dated September 2, 1998 among
             Registrant, SANM Acquisition Subsidiary, Inc. and Altron,
             Inc.
10.27(11)    Synthetic lease agreement.
10.28(12)    Agreement and Plan of Merger dated March 30, 1999 among
             Registrant, SANM Acquisition Subsidiary, Inc. and
             Manu-Tronics, Inc.
10.29(14)    1999 Stock Plan and form of agreement thereunder.
10.30(20)    1995 Director Option Plan and form of agreement thereunder.
10.31(21)    1996 Supplemental Stock Plan and form of agreement
             thereunder.
10.32(15)    Hadco 1998 Stock Plan as Amended and Restated March 3, 1999,
             1998 and form of agreement thereunder.
10.33(16)    Hadco 1995 NSO Stock Plan as Amended and Restated July 1,
             1998, and form of agreement thereunder.
10.34(17)    Hadco 1999 NSO Stock Plan as Amended and Restated April 7,
             1998 and form of agreement thereunder
10.35(28)    SCI 1994 Stock Option Incentive Plan
10.36(29)    SCI 2000 Stock Incentive Plan
10.37(30)    SCI Systems Board of Directors Deferred Compensation Plan

 EXHIBIT
  NUMBER                             DESCRIPTION
 -------                             -----------
10.38(22)    Agreement and Plan of Merger dated as of April 17, 2000.
             Among the Registrant, Hadco Corporation and SANM Acquisition
             Subsidiary, Inc., as amended.
10.39(23)    Form of Shareholder Agreement dated May 31, 2000 among
             Registrant, Essex AB and the shareholders of Essex AB.
10.40(24)    Indenture dated July 22, 1999 between Registrant and Wells
             Fargo Bank, N.A. as Trustee
10.41(25)    Indenture dated September 13, 2000 between Registrant and
             Wells Fargo Bank, N.A. as Trustee.
10.42(26)    Form of Indemnification Agreement executed by Registrant and its officers and directors pursuant to Delaware
             reincorporation.
10.43(32)    Employment Agreement dated July 13, 2001 between Registrant,
             SCI Systems, Inc. and A. Eugene Sapp, Jr.
10.44(33)    Employment Agreement between the Registrant and Robert C.
             Bradshaw.
10.45(27)    Agreement and Plan of Reorganization dated July 13, 2001
             among the Registrant, Sun Acquisition Subsidiary, Inc. and
             SCI Systems, Inc. as amended and restated
13(13)       Annual Report
21           Subsidiaries of the Registrant.
23           Consent of Arthur Andersen LLP, independent public
             accountants.

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

 (8) Incorporated by reference to the like numbered exhibit previously filed with Registrant's Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the SEC on December 24, 1996.

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

(13) Incorporated by reference to the like-numbered exhibit previously filed with Registrant's Report on Form 10-K filed with the SEC on December 18, 2000.

(14) Incorporated by reference to the like-numbered exhibit previously filed with the Registrant's Report on Form S-8 filed with the SEC on May 25, 1999.

(15) Incorporated by reference to Exhibit 4.1 previously filed with the Registrant's Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(16) Incorporated by reference to Exhibit 4.2 previously filed with the Registrant's Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(17) Incorporated by reference to Exhibit 4.3 previously filed with the Registrant's Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(18) Incorporated by reference to Exhibit 3.1(a) to Sanmina-SCI's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed on May 11, 2001.

(19) Incorporated by reference to the like numbered exhibit previously filed with Registrant's Registration Statement on Form 8-A No. 000-21272, filed with the SEC on May 25, 2001

(20) Incorporated by reference to Exhibit 10.4 previously filed with Registrant's Registration Statement on Form S-8 filed with the SEC on March 19, 1997.

(21) Incorporated by reference to Exhibit 10.1 previously filed with Registrant's Registration Statement on Form S-8 filed with the SEC on March 19, 1997.

(22) Incorporated by reference to Exhibit 2.1 previously filed with Registrant's Registration Statement on Form S-4, No. 333-37526, filed with the SEC on May 22, 2000.

(23) Incorporated by reference to Exhibit 2.1 previously filed with Registrant's Registration Statement on Form S-3, No. 333-39316, filed with the SEC on June 14, 2000.

(24) Incorporated by reference to Exhibit 25.1 previously filed with Registrant's Registration Statement on Form S-3, No. 333-84221, filed with the SEC on July 30, 1999.

(25) Incorporated by reference to Exhibit 4.1 previously filed with Registrant's Registration Statement on Form S-3, No 333-50282, filed with the SEC on November 20, 2000.

(26) Incorporated by reference to the like-numbered exhibits previously filed with the Registrant's Registration Statement on Form S-1, No. 33-70700, filed with the SEC on February 19, 1993.

(27) Incorporated by reference to Exhibit 2.1 previously filed with Registrant's Registration Statement on Form S-4, No. 333-67326, filed with the SEC on August 10, 2001.

(28) Incorporated by reference to Exhibit 4.1 previously filed with Registrant's Registration Statement on Form S-8 filed with the SEC on December 20, 2001.

(29) Incorporated by reference to Exhibit 4.2 previously filed with Registrant's Registration Statement on Form S-8 filed with the SEC on December 20, 2001.

(30) Incorporated by reference to Exhibit 4.3 previously filed with Registrant's Registration Statement on Form S-8 filed with the SEC on December 20, 2001.

(31) Incorporated by reference to Exhibit 3.1.2 previously filed with Registrant's Registration Statement on Form S-4, No. 333-67326, filed with the SEC on August 10, 2001.

(32) Incorporated by reference to Exhibit 2.5 previously filed with Registrant's Registration Statement on Form S-4, No. 333-67326, filed with the SEC on August 10, 2001.

(33) Incorporated by reference to Exhibit 2.6 previously filed with Registrant's Registration Statement on Form S-4, No. 333-67326, filed with the SEC on August 10, 2001.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited the accompanying consolidated balance sheets of Sanmina-SCI Corporation (a Delaware Corporation) and subsidiaries as of September 29, 2001 and September 30, 2000 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended September 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanmina-SCI Corporation and subsidiaries as of September 29, 2001 and September 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2001 in conformity with accounting principles generally accepted in the United States.

                                          /s/  ARTHUR ANDERSEN LLP

San Jose, California
October 22, 2001
(except with respect to the matters
discussed in Note 14, as to which the
date is December 6, 2001)

                            SANMINA-SCI CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          AS OF
                                                              -----------------------------
                                                              SEPTEMBER 29,   SEPTEMBER 30,
                                                                  2001            2000
                                                              -------------   -------------
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................   $  567,649      $  998,242
  Short-term investments....................................      820,742         265,308
  Accounts receivable, net of allowance for doubtful
     accounts of $48,605 and $27,832........................      409,845         714,509
  Inventories, net..........................................      503,822         608,434
  Deferred income taxes.....................................      159,899          87,187
  Income taxes receivable...................................       93,107              --
  Prepaid expenses and other................................       28,229          30,077
                                                               ----------      ----------
     Total current assets...................................    2,583,293       2,703,757
                                                               ----------      ----------
Property, plant and equipment, net..........................      632,590         700,718
Goodwill and intangibles, net...............................      294,397         347,018
Long-term investments.......................................       98,514          55,917
Deposits and other..........................................       31,537          28,190
                                                               ----------      ----------
       Total assets.........................................   $3,640,331      $3,835,600
                                                               ==========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $   15,800      $   16,941
  Accounts payable..........................................      332,471         541,268
  Accrued liabilities.......................................       98,132         130,062
  Accrued payroll and related benefits......................       45,934          54,043
  Income taxes payable......................................           --          47,826
                                                               ----------      ----------
     Total current liabilities..............................      492,337         790,140
                                                               ----------      ----------
Long-term liabilities:
  Long-term debt, net of current portion....................    1,218,608       1,200,764
  Deferred income tax liability.............................       60,998          62,011
  Other.....................................................       27,408          23,892
                                                               ----------      ----------
     Total long-term liabilities............................    1,307,014       1,286,667
                                                               ----------      ----------
Commitments and contingencies (Note 7)
Stockholders' equity:
  Preferred stock, $.01 par value, authorized 5,000 shares,
     none outstanding.......................................           --              --
  Common stock, $.01 par value, authorized 1,000,000 shares,
     outstanding 322,309 and 316,581 shares.................        3,224           3,166
  Treasury stock, 3,490 and zero shares at cost.............      (45,892)             --
  Additional paid-in capital................................    1,265,965       1,168,938
  Accumulated other comprehensive (loss)....................      (13,696)         (9,503)
  Retained earnings.........................................      631,379         596,192
                                                               ----------      ----------
       Total stockholders' equity...........................    1,840,980       1,758,793
                                                               ----------      ----------
       Total liabilities and stockholders' equity...........   $3,640,331      $3,835,600
                                                               ==========      ==========

                            See accompanying notes.

                            SANMINA-SCI CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         YEAR ENDED
                                                         ------------------------------------------
                                                         SEPTEMBER 29,   SEPTEMBER 30,   OCTOBER 2,
                                                             2001            2000           1999
                                                         -------------   -------------   ----------
Net sales..............................................   $4,054,048      $4,239,102     $2,620,623
Cost of sales..........................................    3,512,579       3,562,430      2,186,120
                                                          ----------      ----------     ----------
  Gross profit.........................................      541,469         676,672        434,503
                                                          ----------      ----------     ----------
Operating expenses:
  Selling, general and administrative..................      239,683         235,720        174,149
  Amortization of goodwill and intangibles.............       26,350          23,545         16,476
  Write-down of long lived assets......................       40,308           8,750         11,400
  Merger costs.........................................       12,523          19,863          5,479
  Restructuring costs..................................      159,132          27,338         29,965
                                                          ----------      ----------     ----------
     Total operating expenses..........................      477,996         315,216        237,469
                                                          ----------      ----------     ----------
Operating income.......................................       63,473         361,456        197,034
  Interest income......................................       72,333          42,693         16,576
  Interest expense, net................................      (55,218)        (46,796)       (43,064)
  Other income (expense), net..........................        2,204             616         (1,179)
                                                          ----------      ----------     ----------
Other income (expense), net............................       19,319          (3,487)       (27,667)
                                                          ----------      ----------     ----------
Income before provision for income taxes...............       82,792         357,969        169,367
Provision for income taxes.............................       42,346         142,916         64,651
                                                          ----------      ----------     ----------
Income before extraordinary charge.....................       40,446         215,053        104,716
Extraordinary charge, net of tax benefit of $--, $3,039
  and $--..............................................           --           4,959             --
                                                          ----------      ----------     ----------
Net income.............................................   $   40,446      $  210,094     $  104,716
                                                          ==========      ==========     ==========
Earnings per share: Basic
  Net income before extraordinary charge...............   $     0.13      $     0.71     $     0.37
  Extraordinary charge, net............................           --           (0.02)            --
                                                          ==========      ==========     ==========
  Net income...........................................   $     0.13      $     0.69     $     0.37
Earnings per share: Diluted
  Net income before extraordinary charge...............   $     0.12      $     0.67     $     0.35
  Extraordinary charge, net............................           --           (0.02)            --
                                                          ----------      ----------     ----------
  Net income...........................................   $     0.12      $     0.65     $     0.35
                                                          ==========      ==========     ==========
Shares used in computing per share amounts:
  Basic................................................      319,360         304,824        284,958
  Diluted..............................................      330,229         337,350        300,328

                            See accompanying notes.

                            SANMINA-SCI CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                           YEAR ENDED
                                                           ------------------------------------------
                                                           SEPTEMBER 29,   SEPTEMBER 30,   OCTOBER 2,
                                                               2001            2000           1999
                                                           -------------   -------------   ----------
Net income...............................................     $40,446        $210,094       $104,716
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on investments............       4,865             435           (396)
Foreign currency translation adjustment..................      (7,464)         (4,260)        (2,032)
                                                              -------        --------       --------
Comprehensive income.....................................     $37,847        $206,269       $102,288
                                                              =======        ========       ========

                            See accompanying notes.

                            SANMINA-SCI CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                 COMMON STOCK
                                                AND ADDITIONAL                               ACCUMULATED
                                               PAID-IN-CAPITAL          TREASURY STOCK          OTHER
                                            ----------------------   --------------------   COMPREHENSIVE
                                             NUMBER                   NUMBER                   INCOME       RETAINED
                                            OF SHARES     AMOUNT     OF SHARES    AMOUNT       (LOSS)       EARNINGS     TOTAL
                                            ---------   ----------   ---------   --------   -------------   --------   ----------
BALANCE AT SEPTEMBER 30, 1998.............   277,479    $  436,819         --    $     --     $    582      $289,483   $  726,884
Exercise of common stock options..........     5,672        27,050         --          --           --            --       27,050
Issuance of common stock under employee
  stock purchase plan.....................     1,558        12,037         --          --           --            --       12,037
Director and executive officer stock
  grants..................................        34           401         --          --           --            --          401
Conversion of subordinated debt...........        28           398         --          --           --            --          398
Issuance of common stock for businesses
  acquired................................     3,672         3,763         --          --           --           832        4,595
Dividends paid............................        --            --         --          --           --        (1,025)      (1,025)
Cumulative translation adjustment.........        --            --         --          --       (3,278)           --       (3,278)
Unrealized holding loss on investments....        --            --         --          --         (638)           --         (638)
Income tax benefit of disqualified
  dispositions............................        --        16,958         --          --           --            --       16,958
Other.....................................        --            --         --          --           --          (108)        (108)
Distributions by Manu-Tronics.............        --            --         --          --           --        (1,535)      (1,535)
Net income................................        --            --         --          --           --       104,716      104,716
                                             -------    ----------    -------    --------     --------      --------   ----------
BALANCE AT OCTOBER 2, 1999................   288,443       497,426         --          --       (3,334)      392,363      886,455
Exercise of common stock options..........     5,970        42,676         --          --           --            --       42,676
Issuance of common stock under employee
  stock purchase plan.....................     2,860        33,934         --          --           --            --       33,934
Director and executive officer stock
  grants..................................        62         1,331         --          --           --            --        1,331
Conversion of subordinated debt...........       146         2,373         --          --           --            --        2,373
Cumulative translation adjustment.........        --            --         --          --       (6,871)           --       (6,871)
Unrealized holding gain on investments....        --            --         --          --          702            --          702
Income tax benefit of disqualified
  dispositions............................        --        54,186         --          --           --            --       54,186
Adjustment to conform year end of pooled
  entity..................................        --            --         --          --           --        (6,265)      (6,265)
Sale of common stock......................    19,100       540,178         --          --           --            --      540,178
Net income................................        --            --         --          --           --       210,094      210,094
                                             -------    ----------    -------    --------     --------      --------   ----------
BALANCE AT SEPTEMBER 30, 2000.............   316,581     1,172,104         --          --       (9,503)      596,192    1,758,793
Exercise of common stock options..........     4,052        34,644         --          --           --            --       34,644
Issuance of common stock under employee
  stock purchase plan.....................     1,627        22,567         --          --           --            --       22,567
Conversion of subordinated debt...........        49         3,059         --          --           --            --        3,059
Cumulative translation adjustment.........        --            --         --          --      (12,039)           --      (12,039)
Unrealized holding gain on investments....        --            --         --          --        7,846            --        7,846
Income tax benefit of disqualified
  dispositions............................        --        36,815         --          --           --            --       36,815
Adjustment to conform year end of pooled
  Entity..................................        --            --         --          --           --        (5,259)      (5,259)
Repurchase of common stock................        --            --     (3,490)    (45,892)          --            --      (45,892)
Net income................................        --            --         --          --           --        40,446       40,446
                                             -------    ----------    -------    --------     --------      --------   ----------
BALANCE AT SEPTEMBER 29, 2001.............   322,309    $1,269,189     (3,490)   $(45,892)    $(13,696)     $631,379   $1,840,980
                                             =======    ==========    =======    ========     ========      ========   ==========

                            See accompanying notes.

                            SANMINA-SCI CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEAR ENDED
                                                              ------------------------------------------
                                                              SEPTEMBER 29,   SEPTEMBER 30,   OCTOBER 2,
                                                                  2001            2000           1999
                                                              -------------   -------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................   $    40,446     $  210,094      $104,716
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Adjustment to conform year end of pooled entities.......        (5,259)        (6,265)           --
    Depreciation, amortization, and other...................       180,793        165,220       130,267
    Restructuring charges...................................       159,132         27,338        31,297
    Merger charges..........................................        12,523         19,863         5,479
    Provision for doubtful accounts.........................        29,727         15,974         3,017
    Deferred income taxes...................................       (73,725)       (47,788)       (7,903)
    Tax benefit of disqualified dispositions................        36,815         54,186        16,958
    (Gain) loss on disposal of fixed assets.................         3,675            (63)          (90)
    Write down of long-lived assets.........................        40,308          8,750        11,400
  Changes in operating assets and liabilities, net of
    acquisitions:
    Accounts receivable.....................................       269,206       (341,637)      (74,682)
    Inventories.............................................       142,534       (236,187)      (91,012)
    Prepaid expenses, deposits and other....................       (23,825)       (19,589)       17,615
    Accounts payable and accrued liabilities................      (269,976)       201,697       116,437
    Income tax accounts.....................................      (140,847)        37,583         4,100
                                                               -----------     ----------      --------
CASH PROVIDED BY OPERATING ACTIVITIES.......................       401,527         89,176       267,599
                                                               -----------     ----------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................    (2,078,081)      (313,523)     (418,396)
  Proceeds from maturity of short-term investments..........     1,530,493        366,672       194,192
  Purchases of long-term investments........................       (42,597)        (2,861)      (53,052)
  Purchase of property, plant and equipment.................      (187,531)      (205,596)     (139,765)
  Cash paid for businesses acquired, net....................       (71,667)      (202,664)      (75,108)
  Proceeds from sale of assets..............................         3,957             --           309
                                                               -----------     ----------      --------
CASH USED FOR INVESTING ACTIVITIES..........................      (845,426)      (357,972)     (491,820)
                                                               -----------     ----------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on line of credit, net...........................        (2,602)      (140,000)           --
  Proceeds (payments) from notes and credit facilities,
    net.....................................................         8,529         68,679       (77,844)
  Issuance (repurchase) of convertible notes, net of
    issuance costs..........................................            --        734,882       340,742
  Payments of long-term liabilities, net....................        (1,555)      (164,968)      (26,601)
  Borrowings (payments) of long-term debt, net..............       (14,333)          (301)           --
  Dividends paid............................................            --             --        (1,025)
  Proceeds from sale of common stock, net of issuance
    costs...................................................        57,211        623,798        39,488
  Repurchase of Common stock................................       (24,929)            --            --
                                                               -----------     ----------      --------
CASH PROVIDED BY FINANCING ACTIVITIES.......................        22,321      1,122,090       274,760
                                                               -----------     ----------      --------
  Effect of exchange rate changes...........................        (9,015)        (4,333)       (1,958)
                                                               -----------     ----------      --------
(Decrease) increase in cash and cash equivalents............      (430,593)       848,961        48,581
Cash and cash equivalents at beginning of year..............       998,242        149,281       100,700
                                                               -----------     ----------      --------
Cash and cash equivalents at end of year....................   $   567,649     $  998,242      $149,281
                                                               ===========     ==========      ========
Supplemental disclosure of cash flow information:
  Cash paid during the year:
    Interest................................................   $    20,494     $   46,220      $ 33,068
                                                               ===========     ==========      ========
    Income taxes, net.......................................   $   220,495     $   95,286      $ 58,466
                                                               ===========     ==========      ========
Non-cash financing information:
  Conversion of subordinated notes to equity................   $     3,059     $    2,373      $    398
                                                               ===========     ==========      ========

                            See accompanying notes.

                            SANMINA-SCI CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION OF SANMINA-SCI

     Sanmina-SCI Corporation ("Sanmina-SCI") was incorporated in Delaware in 1989 to acquire its predecessor company which had been in the printed circuit board and backplane business since 1980. Sanmina-SCI is a leading independent provider of customized integrated electronics manufacturing services ("EMS"), including turnkey electronic assembly and manufacturing management services to original equipment manufacturers in the electronics industry. Sanmina-SCI's services consist primarily of the manufacture of complex printed circuit board assemblies using surface mount and pin-through hole interconnection technologies, the manufacture of custom-designed backplane assemblies, fabrication of complex multi-layered printed circuit boards, metal stamping and plating, electronic enclosure systems, subsystem assembly, testing and assembly of completed systems and direct order fulfillment. In addition to assembly, turnkey manufacturing management also involves procurement and materials management, as well as consultation on printed circuit board design and manufacturing. Sanmina-SCI also manufactures custom cable and wire harness assemblies. Sanmina-SCI, as of September 2001 and prior to its merger with SCI, had 53 manufacturing and assembly facilities and 15 global technology solution centers, located both domestically and internationally. Sanmina-SCI, subsequent to the merger with SCI, plans to consolidate certain duplicate and redundant facilities. Therefore, the number of previously discussed facilities will change. Sanmina-SCI on a combined basis has electronics assembly, printed circuit fabrication, enclosure manufacturing, cable manufacturing and global technology solution centers domestically in Alabama, Arizona, California, Colorado, Kentucky, Maine, Maryland, Massachusetts, Minnesota, New Hampshire, New York, North Carolina, South Dakota, Texas, Utah, Virginia and Wisconsin, and internationally in Australia, Belgium, Brazil, Canada, China, Finland, France, Hungary, Israel, Ireland, Malaysia, Mexico, The Netherlands, Singapore, Spain, Sweden, Thailand and the United Kingdom. In addition to the above facilities, Sanmina-SCI has a 49.9% ownership interest in INBOARD, the remainder of which is owned by Siemens AG. INBOARD is a manufacturer of complex printed circuit boards and is located in Germany.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fiscal Year -- Effective October 1, 1998, Sanmina-SCI changed its fiscal year end from September 30 to a 52 or 53-week year ending on the Saturday nearest September 30. Accordingly, the 1999 fiscal year, which was a 53 week year, ended on October 2, whereas the 2000 fiscal year ended on September 30 and the 2001 fiscal year ended on September 29. All general references to years relate to fiscal years unless otherwise noted.

     Principles of Consolidation -- The consolidated financial statements include the accounts of Sanmina-SCI and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

     Foreign Currency Translation -- For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in accumulated other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in other income (expense), >net in the accompanying consolidated statements of operations.

     Management Estimates and Uncertainties -- The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, and reserves for inventory and environmental matters. Actual results could materially differ from these estimates.

                            SANMINA-SCI CORPORATION

     Financial Instruments and Concentration of Credit Risk -- Financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt obligations. The fair value of these financial instruments approximates their carrying amount except for the 9 1/2% Senior Subordinated Notes due 2008 ("the 9 1/2% Notes"), at September 29, 2001. The fair value of the 9 1/2% Notes was $13.0 million with a carrying amount of $12.1 million at September 29, 2001. (Note 4)

     As of September 29, 2001, Sanmina-SCI had no significant off balance sheet concentrations of credit risk such as foreign currency exchange contracts or other hedging arrangements. Financial instruments that subject Sanmina-SCI to credit risk consist of cash and cash equivalents, short-term investments and trade accounts receivable. Sanmina-SCI maintains the majority of its cash, cash equivalents and short-term investment balances with financial institutions. Sanmina-SCI has not experienced any significant losses on these investments to date. The most significant credit risk is the ultimate realization of its accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of its customers, and (iii) frequent contact with its customers, especially its most significant customers, thus enabling Sanmina-SCI to monitor current changes in business operations and to respond accordingly. Sanmina-SCI considers these concentrations of credit risks in establishing its allowance for doubtful accounts and management believes these allowances are adequate. Sanmina-SCI has no customer representing greater than 10.0% of gross accounts receivable.

     Cash Equivalents -- Sanmina-SCI considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Short Term Investments -- Sanmina-SCI's investments are classified as available for sale and are recorded at their fair value, as determined by quoted market prices, with any unrealized holding gains or losses classified as a separate component of stockholders' equity. Upon sale of the investments, any previously unrealized holding gains or losses are recognized in results of operations. The specific identification method is used to determine the cost of securities sold. Realized gains and losses have not been material to date. As of September 29, 2001, the difference between the aggregate fair value and cost basis was a net unrealized gain of $ 8,169,000. Sanmina-SCI has the intent and ability to liquidate the investments prior to the maturity period and, as such, has classified its investments as short-term investments. The value of Sanmina-SCI's investments by major security type is as follows:

                                                              AS OF SEPTEMBER 29, 2001
                                                  -------------------------------------------------
                                                  AMORTIZED    AGGREGATE    UNREALIZED   UNREALIZED
                                                     COST      FAIR VALUE      GAIN         LOSS
                                                  ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
U.S. government and agency securities...........  $  322,135   $  324,667     $2,598        $(66)
State and municipal securities..................      36,298       36,651        353          --
U.S. corporate and bank debt....................     919,487      924,771      5,290          (6)
                                                  ----------   ----------     ------        ----
                                                  $1,277,920   $1,286,089     $8,241        $(72)
                                                  ==========   ==========     ======        ====

                                                              AS OF SEPTEMBER 30, 2000
                                                  -------------------------------------------------
                                                  AMORTIZED    AGGREGATE    UNREALIZED   UNREALIZED
                                                     COST      FAIR VALUE      GAIN         LOSS
                                                  ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
U.S. government and agency securities...........  $   59,798   $   59,867      $ 83        $ (14)
State and municipal securities..................      95,309       95,304        63          (68)
U.S. corporate and bank debt....................     972,046      972,251       292          (87)
                                                  ----------   ----------      ----        -----
                                                  $1,127,153   $1,127,422      $438        $(169)
                                                  ==========   ==========      ====        =====

                            SANMINA-SCI CORPORATION

     As of September 29, 2001, approximately $465.3 million of the total cash and cash equivalents balance of $567.6 million consist of investments in debt securities. As of September 29, 2000, $862.1 million of the total cash and cash equivalents balance of $998.2 million consist of investments in debt securities. The remaining balance of the total investments in debt securities is classified as short-term investments. As of September 29, 2001, securities with a fair value of $1,072 million mature within one year and $214 million mature beyond one year but as management's intent is to hold these securities for less than one year, all these securities are being classified as short-term.

     Long-Term Investments -- In fiscal year 1999, Sanmina entered into a lease facility to finance the acquisition of certain San Jose, California facilities, where it has established its corporate headquarters and certain of its assembly operations. The lease facility is for $52.9 million and under the arrangement with a bank, the bank is the owner of the buildings for accounting purposes. In connection with this transaction, Sanmina pledged $52.9 million of its cash and investments to the bank as collateral for certain obligations of the lease, which is included in long-term investments on the accompanying consolidated balance sheets. Management has determined that the lease facility originally met, and continues to meet, the criteria for non-consolidation and therefore accounts for the lease facility as an operating lease. The obligations under this operating lease are disclosed in aggregate with other operating leases in
Note 7.

     Sanmina-SCI has a 49.9% ownership interest in INBOARD, the remainder of which is owned by Siemens AG. INBOARD is a manufacturer of complex printed circuit boards and is located in Germany. This investment is accounted for using the equity method of accounting. Sanmina-SCI records its equity in the income or losses of INBOARD generally one month in arrears. Sanmina-SCI records this investment on the consolidated balance sheets in "Long-term Investments" and its share of INBOARD's earnings or losses as "Other income (expense)" on the consolidated statements of operations. The impact of the INBOARD investment has been immaterial to the results of operations for fiscal 2001.

     Sanmina-SCI also has various minority equity investments in nonpublic companies that are carried at cost. Sanmina-SCI monitors these investments for impairment and records appropriate reductions in carrying values when necessary. No impairments have been incurred to date.

     Inventories -- Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Provisions when required are made to reduce excess inventories to their estimated net realizable values. It is possible that estimates of net realizable values can change in the near term. The components of inventories, net of provisions, are as follows:

                                                                         AS OF
                                                             -----------------------------
                                                             SEPTEMBER 29,   SEPTEMBER 30,
                                                                 2001            2000
                                                             -------------   -------------
                                                                    (IN THOUSANDS)
Raw materials..............................................    $356,939        $371,384
Work-in-process............................................    $ 57,886         148,404
Finished goods.............................................    $ 88,997          88,646
                                                               --------        --------
                                                               $503,822        $608,434
                                                               ========        ========

     Property, Plant and Equipment, net -- Property, plant, and equipment are stated at cost or, in the case of property and equipment acquired through business combinations accounted for as a purchase, at fair value based upon the allocated purchase price at the acquisition date. Depreciation and amortization are provided on a straight-line basis over ten to forty years for buildings, five years for machinery and equipment and five years

                            SANMINA-SCI CORPORATION
for furniture and fixtures or in the case of leasehold improvements, over the remaining term of the related lease, if shorter. Property, plant and equipment consists of the following:

                                                                         AS OF
                                                             -----------------------------
                                                             SEPTEMBER 29,   SEPTEMBER 30,
                                                                 2001            2000
                                                             -------------   -------------
                                                                    (IN THOUSANDS)
Machinery and equipment....................................   $1,094,895      $1,042,693
Furniture and fixtures.....................................       21,802          25,483
Leasehold improvements.....................................       82,900         191,416
Land and buildings.........................................      239,152         104,819
                                                              ----------      ----------
                                                               1,438,749       1,364,411
Less: Accumulated depreciation and amortization............     (895,546)       (786,694)
                                                              ----------      ----------
                                                                 543,203         577,717
Construction in progress...................................       89,387         123,001
                                                              ----------      ----------
Net Property, Plant and Equipment..........................   $  632,590      $  700,718
                                                              ==========      ==========

     Impairment of Long-Lived Assets -- Sanmina-SCI reviews long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." An asset is considered impaired if its carrying amount (including the unamortized portion of goodwill allocated to the asset) exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, including the allocated goodwill, if any, exceeds its fair market value. Sanmina-SCI assesses the recoverability of its long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company's average cost of funds.

     During fiscal year end September 29, 2001, an evaluation under SFAS No. 121 indicated that the fair value of certain intangible assets and unamortized goodwill originally acquired as part of the June 2000 Hadco merger were less than their carrying value. Accordingly, Sanmina-SCI recorded an adjustment to write down $40.3 million of intangible assets and unamortized goodwill. The fair value of the intangible assets and unamortized goodwill at the time of the original acquisition by Sanmina-SCI was based on expected future cash flows to be generated from the assets based on the facts and circumstances that existed at the date the acquisition was complete. The existing customer relationships, in-place workforce, tradename and trademarks and unamortized goodwill, valued at the time of the original acquisition became impaired in the quarter ended September 29, 2001 due to closure or consolidation of the related manufacturing facilities. As a result, based on future expected cash flows from the remaining customer base, from experienced and expected work force attrition and from future utilization of tradename and trademarks, Sanmina-SCI has recorded an adjustment to the carrying value of these intangible assets and allocated goodwill in the amounts of $10.6 million, $3.7 million, $3.6 million and $22.4 million, respectively, in the fourth quarter of fiscal 2001.

     During fiscal year end September 30, 2000, an evaluation under SFAS No. 121 indicated that the fair value of certain intangible assets acquired as part of the Hadco merger were less than their carrying value. Accordingly, Sanmina-SCI recorded an adjustment to write down $8.8 million of intangible assets. The fair value of the intangible assets at the time of the original acquisition by Hadco was based on expected future cash flows to be generated from the assets based on the facts and circumstances that existed at the date the acquisitions were complete.. The existing customer relationships, and in-place workforce, valued at the time of

                            SANMINA-SCI CORPORATION
the original acquisition were impaired at the time of the merger in June 2000, due to closure or consolidation of the related manufacturing facilities. As a result, based on future expected cash flows from the related customer base, and from experienced and expected work force attrition, Sanmina-SCI recorded an adjustment to the carrying value of these intangible assets in the amounts of $7.5 million and $1.3 million, respectively, in the third quarter of fiscal 2000.

     During fiscal year ended October 2, 1999, an evaluation under SFAS No. 121 indicated that the fair value of certain intangible assets related to the Pragmatech, Inc. ("Pragmatech") acquisition were less than their carrying value. Accordingly, Sanmina-SCI recorded an adjustment to write down the remaining $11.4 million of unamortized goodwill arising from the acquisition. The fair value of Pragmatech at the acquisition date was based on the estimated future cash flows to be generated from the assets based on the facts and circumstances that existed at the date the acquisition was complete. Financial projections prepared at the time of the acquisition of Pragmatech reflected Sanmina-SCI's belief that Sanmina-SCI would continue to provide electronics manufacturing services to existing Pragmatech customers and would grow the Pragmatech business at Pragmatech's existing facilities. However, the existing Pragmatech customer relationships could not be restructured to conform to Sanmina-SCI's pricing and revenue models, and as a result, the relationships with the former Pragmatech customers have terminated. In addition, Sanmina-SCI closed several of the former Pragmatech facilities in fiscal 1998. As a result of these operational factors, Sanmina-SCI's analysis of projected revenues, results of operations, and cash flows attributable to the few remaining Pragmatech customers did not support the carrying value of Pragmatech assets, including the unamortized goodwill.

     Goodwill and Intangibles -- Costs in excess of tangible assets acquired and liabilities assumed are recorded as goodwill and intangibles. Goodwill is amortized on a straight-line basis over the estimated useful lives of five to thirty years. Intangibles relate to customer lists, developed technology, workforce, trademarks and other intangibles arising from Sanmina-SCI's acquisitions accounted for as a purchase with useful lives of ten to thirty years. Sanmina-SCI is currently analyzing the impact of early adoption of SFAS 142, expects to complete their analysis by the end of their fiscal quarter ended March 30, 2002 and would retroactively reflect the impact of the cumulative effect of the change in accounting principle in their first fiscal quarter ended December 29, 2001. As part of the adoption of SFAS No. 142, Sanmina-SCI would no longer amortize goodwill or intangible assets with indefinite lives related to existing goodwill and intangible assets or related to acquisitions subsequent to July 1, 2001. Sanmina-SCI expects that upon adoption of SFAS 142, Sanmina-SCI would no longer record annual fiscal year amortization associated with existing goodwill of approximately $22 million

     Goodwill and intangibles are as follows:

                                                                         AS OF
                                                             -----------------------------
                                                             SEPTEMBER 29,   SEPTEMBER 30,
                                                                 2001            2000
                                                             -------------   -------------
                                                                    (IN THOUSANDS)
Goodwill...................................................    $297,837        $305,548
Intangibles................................................      85,167         103,398
                                                               --------        --------
                                                                383,004         408,946
Less: Accumulated amortization.............................     (88,607)        (61,928)
                                                               --------        --------
Net Goodwill and Intangibles...............................    $294,397        $347,018
                                                               ========        ========

     Revenue Recognition -- Sanmina-SCI generally recognizes revenue at the point of shipment to its customers, under the contractual terms which are FOB shipping point or when services have been performed. Title transfers upon shipment and risks and rewards of ownership of the product are assumed by the customer. In some cases, Sanmina-SCI will recognize revenue upon delivery of shipment to the customer or its

                            SANMINA-SCI CORPORATION
designated location. Except in specific circumstances, there are no formal customer acceptance requirements or further Sanmina-SCI obligations subsequent to shipment. In specific circumstances in which there are such requirements or further Sanmina-SCI obligations, revenue is recognized at the point of said formal acceptance and upon completion of said obligations. Where appropriate, provisions are made for estimated warranty and return costs.

     Comprehensive Income (loss) -- Comprehensive income for Sanmina-SCI consists of net income plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments, net of tax effects of $1.6 million, $2.3 million and $1.5 million for 2001, 2000 and 1999, respectively. As of September 29, 2001, the cumulative unrealized holding gain on investments and cumulative foreign currency translation adjustments were $8.1 million and $(21.8) million, respectively. As of September 30, 2000, the cumulative unrealized holding gain on investments and cumulative foreign currency translation adjustments was $269,000 and $(9.8) million, respectively.

     Stock-Based Compensation -- Sanmina-SCI has adopted the disclosure provisions of SFAS 123, "Accounting for Stock Based Compensation." In accordance with the provisions of SFAS 123, Sanmina-SCI applies Accounting Principles Board ("APB") Opinion 25 and related interpretations in accounting for its employee stock option plans. See Note 11 for a summary of the pro forma effects on reported net income and earnings per share for fiscal years 2001, 2000, and 1999 based on the fair value of options and shares granted as prescribed by SFAS 123.

     Recent Accounting Pronouncements -- In June 1999, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Sanmina-SCI enters into short-term foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts' fair value is recorded in short-term investments on the balance sheet with corresponding gains or losses in other expense on the statement of operations. Impact of these foreign exchange contracts were immaterial to the results of operations for fiscal 2001. Sanmina-SCI adopted SFAS No. 133 in the first quarter of fiscal 2001.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" to be effective for all business combinations initiated after June 30, 2001. Under the provisions of the statement, the use of pooling-of-interests method of accounting for those transactions is prohibited and all business combinations should be accounted for using the purchase method of accounting. Sanmina-SCI adopted SFAS 141 on July 1, 2001.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" to be effective for all fiscal years beginning after December 15, 2001. As part of the adoption of SFAS No. 142, Sanmina-SCI will no longer amortize goodwill or intangible assets with indefinite lives related to existing goodwill and intangible assets or related to acquisitions subsequent to July 1,2001. Sanmina-SCI will test for impairment of goodwill at least annually and will use a two-step approach to assess any impairment to goodwill at the established reporting unit level. Sanmina-SCI will reassess the value and useful lives of goodwill and intangible assets previously recorded in connection with prior acquisitions. Certain identifiable intangible assets with finite lives will continue to amortize over their respective useful lives. Sanmina-SCI is currently analyzing the impact of early adoption of SFAS 142, expects to complete their analysis by the end of their fiscal quarter ended March 30, 2002 and would retroactively reflect the impact of the cumulative effect of the change in accounting principle in their first fiscal quarter ended December 29, 2001. As of September 29, 2001, Sanmina had existing net goodwill and identifiable intangible assets of

                            SANMINA-SCI CORPORATION

$294.4 million. Sanmina-SCI expects that upon adoption of SFAS 142, Sanmina-SCI would no longer record annual fiscal year amortization associated with existing goodwill of approximately $22 million.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. Sanmina-SCI is currently assessing the impact of SFAS 143 on its financial position, results of operations and cash flows as well as timing of its adoption.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. Sanmina-SCI is currently assessing the impact of SFAS 144 on its financial position, results of operations and cash flows as well as timing of its adoption.

     Reclassification -- Sanmina-SCI has reclassified certain prior year information to conform to the current year's presentation.

NOTE 3.  EARNINGS PER SHARE

     Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the years ended September 29, 2001, September 30, 2000 and October 2, 1999, 26,706,108, 561,707
and 6,829,918 potentially dilutive shares from the conversion of the convertible subordinated debt and after-tax interest expense of $23.5 million, $980,000 and $4.5 million, respectively, were not included in the computation of diluted earnings per share because to

                            SANMINA-SCI CORPORATION
do so would be anti-dilutive. A reconciliation of the net income and weighted average number of shares used for the diluted earnings per share computations follows:

                                                                           YEAR ENDED
                                                           ------------------------------------------
                                                           SEPTEMBER 29,   SEPTEMBER 30,   OCTOBER 2,
                                                               2001            2000           1999
                                                           -------------   -------------   ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income...............................................     $40,446        $210,094       $104,716
Interest expense, net of tax, related to convertible
  subordinated debt......................................          --          10,145             --
                                                              -------        --------       --------
Net income...............................................     $40,446        $220,239       $104,716
                                                              =======        ========       ========
Weighted average number of shares outstanding during the
  period.................................................     319,360         304,824        284,958
Weighted average number of shares for stock options
  outstanding for the period.............................      10,869          16,435         15,370
Weighted average number of shares for subordinated debt
  for the period.........................................          --          16,091             --
                                                              -------        --------       --------
Weighted average number of shares........................     330,229         337,350        300,328
                                                              =======        ========       ========
Diluted earnings per share...............................     $  0.12        $   0.65       $   0.35
                                                              =======        ========       ========

NOTE 4.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                          AS OF
                                                              -----------------------------
                                                              SEPTEMBER 29,   SEPTEMBER 30,
                                                                  2001            2000
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
Convertible Subordinated Notes due 2004.....................   $  350,000      $  350,000
9 1/2% Senior Subordinated Notes due 2008...................       12,121          12,118
Convertible Subordinated Notes due 2012.....................        2,135           2,886
Zero Coupon Convertible Subordinated Notes due 2020.........      783,821         753,385
Convertible Debt, due 2003, converted in March 2001.........           --           2,702
Revolving Credit Agreements (Note 6)........................        6,150           8,565
Obligations under capital leases with interest rates ranging
  from 7.0% to 7.75%........................................       10,182          17,598
Bank loans due through August 2010, at rates ranging from
  4.63% to 6.10%............................................       69,999          70,451
                                                               ----------      ----------
Total.......................................................    1,234,408       1,217,705
Less: current portion.......................................      (15,800)        (16,941)
                                                               ----------      ----------
Total Long-term debt........................................   $1,218,608      $1,200,764
                                                               ==========      ==========

     Convertible Subordinated Notes due 2004 -- On May 1, 1999, Sanmina-SCI issued $350.0 million of 4 1/4% convertible subordinated notes (the "4 1/4% Notes") due on May 1, 2004. The 4 1/4% Notes are convertible into common stock, at the option of the note holder, at a conversion price of approximately $22.17 per share, subject to adjustments in certain events. The 4 1/4% Notes are subordinated in right of payment to all existing and future senior indebtedness, as defined, of Sanmina-SCI. The 4 1/4% Notes are redeemable at the option of Sanmina-SCI on or after May 6, 2002. Interest is payable semi-annually on May 1 and November 1.

                            SANMINA-SCI CORPORATION

     9 1/2% Senior Subordinated Notes due 2008 -- On May 18, 1998, Hadco issued $200.9 million aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2008 (the "9 1/2% Notes"). Interest on the 9 1/2% Notes is payable semi-annually on each June 15 and December 15 and commenced December 15, 1998. The 9 1/2% Notes are redeemable at the option of Hadco, in whole or in part, at any time on or after June 15, 2003, at 104.75% of their principal amount, plus accrued interest, with such percentages declining ratably to 100% of their principal amount, plus accrued interest. At any time on or prior to June 15, 2001 and subject to certain conditions, up to 35% of the aggregate principal amount of the 9 1/2% Notes may be redeemed, at the option of Hadco. In addition, at any time prior to June 15, 2003, Hadco may redeem the 9 1/2% Notes, at its option, in whole or in part, at a price equal to the principal amount thereof, together with accrued interest, plus the applicable premium (as defined in the Indenture governing the 9 1/2% Notes). The 9 1/2% Notes are guaranteed, on a senior subordinated basis, by each of certain Hadco subsidiaries. The net proceeds of $193.8 million received by Hadco from the issuance of the 9 1/2% Notes, was used to repay outstanding indebtedness incurred to, among other things, finance acquisitions.

     In July 2000, Sanmina-SCI initiated an offer to purchase the 9 1/2% Notes. The offer to redeem was required by the terms of the Indenture under which the 9 1/2% Notes were issued as a result of a change in control provision when Sanmina-SCI acquired Hadco. The redemption was at 101% of the principal amount of the 9 1/2% Notes. On August 24, 2000, Sanmina-SCI redeemed $187.9 million of the outstanding 9 1/2% Notes. The redemption premium and deferred debt costs related to the 9 1/2% Notes were expensed by Sanmina-SCI in the fourth quarter of fiscal 2000. Costs of approximately $5.0 million, net of tax, are reflected as an extraordinary charge relating to the early extinguishment of this debt. All 9 1/2% Notes not redeemed as part of the offer are outstanding. Sanmina-SCI may elect to purchase the remaining outstanding 9 1/2% Notes through the open market or negotiated transactions, additional tenders, or exchange offers.

     Convertible Subordinated Notes due 2012 -- In 1987, Elexsys International, Inc. ("Elexsys") issued $32.0 million of 5 1/2% convertible subordinated debentures (the "Debentures") due on March 1, 2012. The Debentures are currently convertible into shares of common stock at $14.97, subject to adjustment under certain conditions. The Debentures are redeemable by Sanmina-SCI at declining premiums prior to March 1, 1997 and thereafter at 100 percent of the principal amount. The Debentures are also redeemable through the operation of a sinking fund at 100 percent of the principal amount. Interest is payable semi-annually on September 1 and March 1 of each year. Mandatory annual sinking fund payments, sufficient to retire 5 percent of the aggregate principal amount of the Debentures issued, were to be made on each March 1 commencing in 1997. As a result of two exchanges of common stock for $16.0 million and $4.0 million of the Debentures in fiscal 1994 and fiscal 1995, respectively, Sanmina-SCI now has sinking fund credits available to offset these obligations for twelve and one-half years, thus no sinking fund payments will be required until 2009. The Debentures are subordinated to all senior indebtedness of Sanmina-SCI.

     Zero Coupon Convertible Subordinated Notes due 2020 -- On September 12, 2000, Sanmina-SCI issued $1.66 billion of zero-coupon 4% convertible notes (the "Zero Coupon 4% Notes"), due on September 12, 2020, to qualified institutional investors in a private placement at an issue price of $452.89 per note, resulting in gross proceeds of $751.8 million. The Zero Coupon 4% Notes are subordinated to the prior payment of all senior indebtedness, as defined. There will be no cash interest payments prior to maturity. The issue discount is amortized using the effective interest method over the term of the notes. The Zero Coupon 4% notes are convertible into common stock, at the option of the note holder, at the conversion ratio of approximately 3.24:1. The Zero Coupon 4% Notes are redeemable at the option of Sanmina-SCI on or after September 12, 2005. The Zero Coupon 4% Notes may also be subject to repurchase, at the option of the holder, on September 12, 2005, September 12, 2010, and September 12, 2015 at $552.08, $672.98, and $820.35, respectively per note. Sanmina-SCI has filed with the Securities Exchange Commission a registration statement for resale of the notes and the common stock issuable upon conversion.

                            SANMINA-SCI CORPORATION

     Convertible Debt, due 2003 -- In June 2000, Segerstrom issued convertible debentures denominated in Swedish krona (SEK) of SEK 24 million (approximately $2.7 million) due on July 30, 2003. The debentures were convertible into Segerstrom common stock, at the option of the debenture holder, at a conversion price of approximately SEK 90.10. Interest accrued at the STIBOR (Stockholm InterBank Offered Rate) less 0.75% and was due on June 30, 2001, June 30, 2002, March 30, 2003 and June 30, 2003. In connection with the acquisition of Segerstrom, Sanmina-SCI acquired the convertible debentures in March 2001; under the terms of the acquisition agreement, each convertible debenture converted to
0.4519 shares of Sanmina-SCI common stock.

     Maturities of long-term debt, including capital lease obligations, assuming no redemption requests by noteholders, are as follows as of September 29, 2001.

FISCAL YEARS ENDING
-------------------                                           (IN THOUSANDS)
2002........................................................    $   15,800
2003........................................................        10,368
2004........................................................       360,689
2005........................................................         1,786
2006........................................................           461
Thereafter..................................................       845,304
                                                                ----------
  Total.....................................................    $1,234,408
                                                                ==========

NOTE 5.  OTHER ACCRUED AND OTHER NON-CURRENT LIABILITIES

     Other accrued current liabilities consist of the following:

                                                                         AS OF
                                                             -----------------------------
                                                             SEPTEMBER 29,   SEPTEMBER 30,
                                                                 2001            2000
                                                             -------------   -------------
                                                                    (IN THOUSANDS)
Merger and restructuring reserves (Note 10)................     $47,697        $ 16,922
Other......................................................      50,435         113,140
                                                                -------        --------
Total accrued liabilities..................................     $98,132        $130,062
                                                                =======        ========
Other non-current liabilities consist of the following:

                                                                         AS OF
                                                             -----------------------------
                                                             SEPTEMBER 29,   SEPTEMBER 30,
                                                                 2001            2000
                                                             -------------   -------------
                                                                    (IN THOUSANDS)
Environmental reserves (Note 7)............................     $27,408         $13,342
Other......................................................          --          10,550
                                                                -------         -------
Total other non-current liabilities........................     $27,408         $23,892
                                                                =======         =======

NOTE 6.  REVOLVING CREDIT AGREEMENTS

     Sanmina-SCI's revolving line of credit with various banks is related to an Amended and Restated Revolving Credit Agreement, (the "Credit Facility"). The Credit Facility provided, among other things, for direct borrowings for up to the lesser of $198.8 million or the Borrowing Base, as defined in the Credit Facility, and was to expire January 8, 2002. Interest on loans outstanding under the Credit Facility was payable at Sanmina-SCI's option at either (i) the Base Rate (as defined in the Credit Facility) or (ii) the Eurodollar

                            SANMINA-SCI CORPORATION

Rate, plus the Applicable Eurodollar Rate Margin (both as defined in the Credit Facility). At September 30, 2000, there were no borrowings outstanding under the Credit Facility. The weighted average interest rates for the year September 30, 2000 was 6.18%. The Credit Facility was closed as of September 30, 2000.

     Sanmina-SCI also has lines of credit arrangements with a Malaysian bank denominated in Malaysian ringgits and U.S. dollars for aggregate borrowings of approximately $3.6 million for the purpose of acquiring land, facilities and equipment for the Malaysian subsidiary. The arrangement is renewable annually. At September 29, 2001 and September 30, 2000 there were no amounts outstanding under this arrangement.

     Essex AB ("Essex"), a subsidiary of Sanmina-SCI, has a line of credit arrangement with a Swedish bank denominated in SEK for aggregate borrowings of up to SEK 300 million (approximately $28.0 million). Borrowings outstanding on this line of credit arrangement are secured by all of the assets of Essex, accrue interest at the STIBOR of 3.88% and 4.63% as of September 29, 2001 and September 30, 2000, respectively, and contains covenants which require that Essex maintain certain financial ratios over a period of five years and is renewable annually. Essex was in compliance with these financial ratios as of fiscal years ended 2001 and 2000, respectively. As of September 29, 2001 and September 30, 2000, $1.3 million and $4.9 million, respectively, was outstanding under this line of credit.

     Segerstrom has a line of credit arrangement with a Swedish bank denominated in SEK for aggregate borrowings of up to SEK 85 million (approximately $7.9 million). Borrowings outstanding on this line of credit arrangement are secured by all of the assets of Segerstrom, accrue interest at 3.75% and 4.45% as of September 29, 2001 and September 30, 2000, respectively, and contain certain covenants which require that Segerstrom maintain certain financial ratios and is renewable annually. Segerstrom was in compliance or received a waiver related to these financial ratios as of fiscal years ended 2001 and 2000, respectively. As of September 29, 2001 and September 30, 2000, $4.9 million and $3.7 million, respectively, was outstanding under this line of credit.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

     Operating Leases -- Sanmina-SCI leases its facilities under operating leases expiring at various dates through 2009. Sanmina-SCI is responsible for utilities, maintenance, insurance and property taxes under the leases. Future minimum lease payments under operating leases are as follows:

                    FISCAL YEARS ENDING
                    -------------------                       (IN THOUSANDS)
2002........................................................  $       30,839
2003........................................................          27,594
2004........................................................          20,934
2005........................................................          14,261
2006........................................................          10,931
Thereafter..................................................          19,944
                                                              --------------
Future minimum lease payments...............................  $      124,503
                                                              ==============

     Rent expense under operating leases was approximately $27.6 million, $26.9 million and $24.3 million for the years ended September 29, 2001, September 30, 2000 and October 2, 1999, respectively.

     In November 1998, Sanmina-SCI entered into an operating lease agreement for a new corporate headquarters and new facilities for its principal Northern California assembly operations. This campus facility, which comprises approximately 330,000 square feet, is located in San Jose, California. A condition of this operating lease is that Sanmina-SCI pledges $52.9 million to the administrative agent until the end of the lease's initial term, which is included in long-term investments in the accompanying consolidated balance sheets.

                            SANMINA-SCI CORPORATION

     Environmental Matters -- Sanmina-SCI has liabilities associated with disposal of hazardous waste. Sanmina-SCI has been named as a potentially responsible party at several contaminated disposal sites as a result of the past disposal of hazardous waste by companies acquired by Sanmina-SCI or their corporate predecessors. Sanmina-SCI currently anticipates that its liabilities associated with its disposal sites will range from $1,150,000 to $2,150,000. Sanmina-SCI, in consultation with its consultants, has determined that the best estimate within this range for these matters is $1,450,000.

     Sanmina-SCI also has liabilities associated with environmental contamination at its current and former facilities (and those of the companies it has acquired). These are described in more detail below.

     Elexsys International, Inc. -- In November 1997, Sanmina acquired Elexsys International Inc., which became a wholly-owned subsidiary of Sanmina. Several facilities owned or occupied by Elexsys at the time of the acquisition, or formerly owned or occupied by Elexsys or companies acquired by Elexsys, had either soil or groundwater contamination underneath or near the facility. For example, the Von Karman Avenue, Irvine, California facility, a printed circuit board manufacturing plant, has solvent contamination in soil and groundwater and is currently under investigation by the California Regional Water Quality Control Board (RWQCB). Sanmina has been pumping and treating groundwater for a number of years. By letter dated June 8, 2001, the RWQCB threatened to issue a Clean-up and Abatement Order to address concerns about additional investigation and remediation. No such order has been issued, and Sanmina is working with the RWQCB to address their concerns. To date, the cost of the various investigations and of operating the remediation system at the Irvine facility have not materially affected Sanmina-SCI's financial condition. In the event Sanmina-SCI is required to undertake additional groundwater or soil cleanup, the cost of such cleanup is likely to be substantial. However, Sanmina-SCI believes, based on the information currently available to it, that the potential cost of any groundwater or soil clean-up would not materially affect Sanmina-SCI's financial condition. Currently, Sanmina-SCI is unable to anticipate whether any third party claims will be brought against it for the existence of the contamination at the Irvine facility.

     At two facilities formerly owned or occupied by a predecessor company to Elexsys in Mountain View, California, Sanmina-SCI has been required by the California Department of Toxic Substances Control (DTSC) to undertake investigation of soil and groundwater. DTSC has advised Sanmina-SCI that no further investigation will be required at one of the two facilities. At the other facility, test results have not been sufficient to enable Sanmina-SCI to determine whether or not cleanup activities will be required; however, Sanmina-SCI does not believe any such activities will be required. Sanmina has not been ordered to undertake any soil or groundwater cleanup activities at either of the two former Mountain View facilities. Nevertheless, the process of remediating contaminated soil and groundwater is costly, and if Sanmina is required to undertake substantial remediation activities at one or more of the former Elexsys facilities, the costs of such activities may materially affect Sanmina-SCI's financial condition.

     Sanmina-SCI, through evaluations performed by a consultant, has determined that the mean expected cost for the remaining environmental liabilities associated with site contamination at former Elexsys facilities is $3,245,000 with a maximum of $9,765,000. After discussions with Sanmina-SCI's environmental consultants, the company has determined that the best estimate within this range for these matters is $4,100,000. The methodology used by the consultants hired by Sanmina-SCI for the purpose of determining environmental liabilities and estimating appropriate reserves involves a two pronged approach. In cases where contamination is known to be present, the consultant evaluates the extent of contamination, the likelihood remediation will be required and the likely cost of such remediation. At sites that have a potential for contamination, but where such contamination has not been confirmed, the consultant reviews the history of each site, the use of hazardous materials at that site, the likelihood that contamination may have resulted from such activities, and the amount it would cost to remediate the contamination were it found to be present. From this evaluation, the consultant provides an estimate of potential liabilities from which the cost estimates are derived.

                            SANMINA-SCI CORPORATION

     Altron, Inc. -- In November 1998, Sanmina acquired Altron Incorporated, which became a wholly-owned subsidiary of Sanmina and has since been merged into the company. Altron was advised in 1993 by Olin Corporation that contamination resulting from activities of prior owners of property owned by Olin and located close to the Altron manufacturing plant in Wilmington, Massachusetts, had migrated under the Altron plant. Olin has assumed full responsibility for any remediation activities that may be required and has agreed to indemnify and hold Altron harmless from any and all costs, liabilities, fines, penalties, charges and expenses arising from and relating to any action or requirement, whether imposed by statute, ordinance, rule, regulation, order, decree or by general principles of law to remediate, clean up or abate contamination emanating from the Olin site. Although Sanmina-SCI believes that Olin's assumption of responsibility will result in no remediation cost to Sanmina-SCI from the contamination, there can be no assurance that Sanmina-SCI will not be subject to some costs regarding this matter. Sanmina-SCI does not anticipate costs relating to this matter, if any, will materially affect its financial condition.

     Hadco Corporation -- Hadco, acquired by us in June 2000, is aware of certain chemicals that exist in the ground at certain of its facilities. Hadco has notified various governmental agencies and continues to work with them to monitor and resolve these matters. During March 1995, Hadco received a Record Of Decision (ROD) from the New York State Department of Environmental Conservation (NYSDEC), regarding soil and groundwater contamination at its Owego, New York facility. Based on a Remedial Investigation and Feasibility Study (RIFS) for apparent on-site contamination at that facility and a Focused Feasibility Study
(FFS), each prepared by environmental consultants of Hadco, the NYSDEC has approved a remediation program of groundwater withdrawal and treatment and iterative soil flushing. Hadco has executed a Modification of the Order on Consent to implement the approved ROD. Capital equipment for this remediation has already been acquired by Hadco, and future operation and maintenance costs, which will be incurred and expended over the estimated life of the program of the next 28 years, are estimated at between $40,000 and $100,000 per year. In the summer of 1998, NYSDEC took additional samples from a wetland area near Hadco's Owego facility. Analytical reports of earlier sediment samples indicated the presence of certain inorganics. The new samples showed elevated levels of certain metals, but NYSDEC has not made a determination as to the potential source of such metals, the remedial action to be taken, or the persons to undertake and/or pay for any remediation. There can be no assurance that Hadco and/or other third parties will not be required to conduct additional investigations and remediation at that location, the costs of which are currently indeterminable. Hadco has commenced the operation of a groundwater extraction system at its Derry, New Hampshire, facility to address certain groundwater contamination and migration control issues. It is not possible to make a reliable estimate of the length of time remedial activity will have to be performed. However, it is anticipated that the groundwater extraction system will be operated for at least 30 years. There can be no assurance that Hadco will not be required to conduct additional investigations and remediation relating to the Derry facility. The total costs of such groundwater extraction system and of conducting any additional investigations and remediation relating to the Derry facility are not fully determinable.

     From 1974 to 1980, Hadco operated a printed circuit manufacturing facility in Florida as a lessee. In June 1999, Hadco, Gould Electronics, Inc. and the Florida Department of Environmental Protection (FDEP) entered into a Settlement Agreement which provides that Hadco and Gould will undertake remedial action based on a Supplemental Contamination Assessment Report and a later Feasibility Study, which has been prepared by a consultant to Hadco and Gould and approved by the FDEP. The remedial capital costs are estimated to be $1.4 million. In addition, ongoing monitoring and operation and maintenance costs are estimated to be $1.4 million, which includes operation of the remediation system for 8 years and monitoring for 30 years. Actual remedial activities have not yet commenced.

     In March 1993, the EPA notified Hadco Santa Clara of its potential liability for maintenance and remediation costs in connection with a hazardous waste disposal facility operated by Casmalia Resources, a California Limited Partnership, in Santa Barbara County, California. In June 1997, the United States District Court in Los Angeles, California, approved and entered a Consent Decree among the EPA and 49 entities

                            SANMINA-SCI CORPORATION

(including Hadco Santa Clara) acting through the Casmalia Steering Committee
(CSC). The Consent Decree sets forth the terms and conditions under which the CSC will carry out work aimed at final closure of the site. Certain closure activities will be performed by the CSC. Under the Consent Decree, the settling parties will work with the EPA to pursue the non-settling parties to ensure they participate in contributing to the closure and long-term operation and maintenance of the facility. Sanmina, through evaluations performed by its consultant, has determined that the mean expected cost for the remaining environmental liabilities associated with site contamination at former Hadco facilities is $8,805,000 with a maximum of $32,630,000. After discussions with its consultant, the Company has determined that the best estimate within this range for these matters is $11,242,500.

     Segerstrom -- In March 2001, Sanmina acquired approximately 94% of the outstanding shares and convertible debentures of Segerstrom. It is possible that previous operations have contaminated soil and/or groundwater at Segerstrom facilities. Sanmina-SCI believes, based on the limited information currently available, that the cost of any groundwater or soil clean-up that may be required would not harm Sanmina-SCI's business, financial condition and results of operations. Nevertheless, the process of remediating contaminated soil and groundwater is costly, and if Sanmina is required to undertake substantial remediation activities at one or more of the former Segerstrom facilities, there can be no assurance that the costs of such activities would not harm Sanmina-SCI's business, financial condition and results of operations. Sanmina-SCI through evaluations performed by its consultant, has determined that the mean expected cost for the remaining environmental liabilities associated with site contamination at Segerstrom facilities is $8,239,657 with a maximum of $18,023,138. After discussions with Sanmina-SCI's current consultants, the company has determined that the best estimate within this range for these matters is $10,615,553.

     The cost estimates relating to future environmental clean-up are subject to numerous variables, the effects of which can be difficult to measure, including the stage of the environmental investigations, the nature of potential remedies, possible joint and several liability, the magnitude of possible contamination, the difficulty of determining future liability, the time over which remediation might occur, and the possible effects of changing laws and regulations. The total reserve for environmental matters currently identified by Sanmina-SCI amounted to $27.4 million at September 29, 2001 and $17.9 million at September 30, 2000, of which $27.4 million and $13.3 million, respectively, are recorded as long term liabilities (Note 5). Management's estimates of reserves for environmental matters are based on assessments made by environmental consultants. Management believes the ultimate disposition of the above known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of Sanmina-SCI. However, one or more of such environmental matters could have a significant negative impact on the consolidated financial results for a particular reporting period.

     The future costs in connection with the lawsuits described in the above paragraphs are currently indeterminable due to such factors as the unknown timing and extent of any future remedial actions which may be required, the extent of any liability of Sanmina-SCI and its acquired entities and of other potentially responsible parties, and the financial resources of the other potentially responsible parties. Management currently believes, based on the facts currently known to it, that it is probable that the ultimate dispositions of the above lawsuits will not have a material adverse effect on Sanmina-SCI's business and financial condition; however, there can be no assurance that this will be the case.

     From time to time, Sanmina-SCI is a party to litigation which arises in the ordinary course of business. Sanmina-SCI believes that the resolution of this litigation will not materially harm Sanmina-SCI's business, financial condition or results of operations.

     Litigation -- On June 13, 2001, Sanmina-SCI filed a complaint against Metricom, Inc. in California state court. The complaint arose out of a July 2, 1999 Agreement for Electronic Manufacturing Services and seeks compensation for cancellation charges arising under this agreement. Sanmina-SCI's damages consist of the cost of certain materials and work-in-process. Metricom has filed for Chapter 11 bankruptcy, and as a

                            SANMINA-SCI CORPORATION
result, Sanmina-SCI's claim has been stayed. Accordingly, Sanmina-SCI has filed a claim for its damages in the bankruptcy proceedings. Sanmina-SCI currently estimates it has no additional exposure on this matter (after exhausting allocated reserves).

NOTE 8.  RETIREMENT PLANS

     Sanmina-SCI has various retirement plans that cover the majority of its employees. Sanmina-SCI's retirement plans permit participants to elect to have contributions made to the retirement plans in the form of reductions in salary under Section 401(k) of the Internal Revenue Code. Under the Sanmina-SCI retirement plans, Sanmina-SCI matches a portion of employee contributions. The amounts contributed by Sanmina-SCI and its acquired businesses accounted for as poolings as 401(k) matches against employee contributions were approximately $9.1 million, $7.6 million and $6.4 million during the fiscal years ended September 29, 2001, September 30, 2000 and October 2, 1999, respectively.

NOTE 9.  ACQUISITIONS

     In November 1998, Sanmina-SCI acquired Altron. Under the terms of the acquisition agreement, each share of Altron common stock was converted into
1.818 shares of Sanmina-SCI common stock. Approximately 28.8 million shares of common stock were issued to acquire Altron. The acquisition was accounted for as a pooling-of-interests, and therefore, all prior periods presented were restated to combine the results of the companies. Altron's year end was December 31. For purposes of the restatement, Altron's restated year ended September 30, 1998 was combined with Sanmina-SCI's year ended September 30, 1998 and Altron's years ended December 31, 1997 and December 31, 1996 were combined with Sanmina-SCI's year ended September 30, 1997 and September 30, 1996 respectively. As a result, the net sales and net income of Altron for the quarter ended December 31, 1997, have been included in both fiscal 1998 and 1997. An adjustment of $3.2 million to account for the duplication of net income has been made to retained earnings in fiscal 1998.

     On December 28, 1998, Sanmina-SCI acquired Telo Electronics, Incorporated, a California corporation ("Telo"). Sanmina-SCI issued approximately 3.8 million shares of Sanmina-SCI common stock in exchange for 100% of the outstanding common stock of Telo. The acquisition was accounted for as a pooling of interests. Due to the immateriality of this acquisition to Sanmina-SCI's consolidated financial position and results of operations, Telo has been included in Sanmina-SCI's consolidated results of operations as of the beginning of fiscal 1999 (October 1, 1998), and therefore, amounts presented for periods prior to fiscal 1999 have not been restated to include Telo's historical results of operations.

     In March 1999, Sanmina-SCI acquired Manu-Tronics, Incorporated, a Wisconsin corporation ("Manu-Tronics"). Sanmina-SCI issued approximately 3.4 million shares of Sanmina-SCI common stock in exchange for 100% of the outstanding common stock of Manu-Tronics. The acquisition was accounted for as a pooling-of-interests, and therefore, all prior periods presented were restated to combine the results of the two companies.

     On August 4, 1999, Sanmina-SCI announced the agreement to acquire certain operations of Nortel Networks' Wireless Electro-Mechanical Subsystem Assembly ("EMSS"). As part of the agreement, Sanmina-SCI would acquire certain assets of Nortel Networks' EMSS operations in Calgary, Alberta, Canada, and Chateaudun, France. On October 1, 1999, Sanmina-SCI completed the acquisition of certain Calgary EMSS assets and liabilities for a cash purchase price of approximately $47.2 million, which was accounted for as a purchase. The purchase price was allocated to the net assets acquired, which consisted of inventories, equipment, and accrued payroll related expenses, on a fair value basis. The results of operations for the year ended October 2, 1999, include the results of operations of this business from the date of acquisition. The acquisition resulted in goodwill of $29.6 million, which prior to adoption of SFAS 142, is amortized over a fifteen-year period.

                            SANMINA-SCI CORPORATION

     The unaudited pro forma financial information for the year ended October 2, 1999 is presented below as if the Calgary EMSS operations had been acquired on October 1, 1998:

                                                                 YEAR ENDED
                                                               OCTOBER 2, 1999
                                                               ---------------
                                                               (IN THOUSANDS,
                                                                 EXCEPT PER
                                                               SHARE AMOUNTS)
Revenue.....................................................     $2,754,764
Net income..................................................        104,747
Diluted net income per share................................     $     0.35
Shares used in calculating per share amounts................        300,328

     On June 1, 2000, Sanmina-SCI acquired Essex, an EMS supplier in Scandinavia. The transaction was structured as a stock-for-stock exchange and was accounted for as a pooling of interests. Approximately 4.0 million shares of Sanmina-SCI common stock were issued to acquire Essex. On June 23, 2000, Sanmina-SCI completed its acquisition of Hadco, a manufacturer of advanced electronic interconnect products. The acquisition was accounted for as a pooling of interests. Approximately 39.2 million shares of Sanmina-SCI common stock were issued to acquire Hadco. As a result of the acquisitions of Essex and Hadco, Sanmina-SCI's historical financial statements have been restated retroactively to include the financial results of Essex and Hadco. Essex's results of operations for the year ended December 31, 1999 and Hadco's results of operations for the year ended October 30, 1999 have been combined with Sanmina-SCI's results of operations for the years ended October 2, 1999 The fiscal years for Essex and Hadco were changed to coincide with Sanmina-SCI's year end beginning in fiscal 2000. Accordingly, an adjustment was made to retained earnings to eliminate the duplication of $6.3 million of net income for both Hadco and Essex, for the one month of Hadco operations and three months of Essex operations ended October 31, 1999 and December 31, 1999, respectively. The revenues for one month of Hadco operations and three months of Essex operations ended October 31, 1999 and December 31, 1999, respectively, totaled approximately $163.0 million. The restated financial information includes certain adjustments to eliminate the net sales between the combining companies and certain reclassifications to conform to Sanmina-SCI's financial statement presentation. No adjustments were necessary to conform the accounting policies of the combining companies.

     On August 31, 2000, Segerstrom acquired all of the outstanding shares of Lewis C. Grant Ltd ("LCG"), a British supplier of enclosure systems to the telecommunications industry. The cash purchase price was approximately $30.5 million and was allocated to the net assets acquired, based on the respective fair values. The acquisition resulted in goodwill of SEK 247 million (approximately $27 million), which prior to adoption of SFAS 142, is amortized over 20 years. The acquisition was accounted for as a purchase and accordingly, LCG's operating results since the respective date of acquisition is included in the accompanying consolidated financial statements. Pro forma statements of operations reflecting this acquisition are not shown, as the results would not materially differ from reported results.

     On March 1, 2001, Sanmina-SCI acquired Segerstrom, a global supplier of integrated enclosure systems headquartered in Sweden. As a result of this acquisition, Sanmina-SCI added 10 manufacturing facilities in Sweden, Finland, Brazil, Hungary, Scotland, and the United States. The transaction was structured as a stock for stock exchange and was accounted for as a pooling of interests. Under the terms of the agreement, each Segerstrom common share and convertible debenture was converted into approximately 0.4519 shares of Sanmina-SCI common stock. Sanmina-SCI acquired approximately 94% of the outstanding shares of Segerstrom pursuant to its offer to acquire Segerstrom. Sanmina-SCI has commenced a compulsory acquisition process for the remaining shares in accordance with Swedish law and business practice. As of September 29, 2001, Sanmina-SCI has issued approximately 11.6 million shares of common stock in connection with the acquisition of Segerstrom. This number represents 94% of outstanding shares and convertible debentures of Segerstrom and the remaining 6% will be acquired under the compulsory acquisition

                            SANMINA-SCI CORPORATION
process, which is expected to be completed in within the next 12 months. Segerstrom has manufacturing facilities in Sweden, Finland, Hungary, Scotland and Brazil.

     As mentioned above, the merger was accounted for as a pooling of interests and the consolidated financial statements have been restated to reflect the combined operations of all entities for the periods presented. Prior to being acquired by Sanmina-SCI, Segerstrom operated under a calendar year end, and accordingly, Segerstrom's statements of operations, shareholders' equity and cash flows for the year ended December 31, 2000 have been combined with the corresponding Sanmina-SCI consolidated statements for the year ended September 30, 2000. During Sanmina-SCI's fiscal 2001, Segerstrom's year-end was changed from December 31 to a 52 or 53 week year ending on the Saturday nearest September 30 to conform to Sanmina-SCI's fiscal year end. Accordingly, an adjustment was made to retained earnings in the first quarter of fiscal 2001 to eliminate the duplication of $5.3 million of net income for Segerstrom, for the three months of Segerstrom operations ended December 31, 2000. Segerstrom's revenues for the three months ended December 31, 2000 were $96 million. For the three months ended December 31, 2000, Segerstrom cash provided by operating activities of $5.9 million, cash used for investing activities of $4.8 million and cash provided by financing activities of $0.4 million have been excluded from Sanmina-SCI's consolidated statement of cash flows for the year ended September 29, 2001.

     As a result of the recent pooling of interests accounting for Segerstrom, and the prior pooling of interests accounting for Altron, Manu-Tronics, Essex and Hadco, Sanmina-SCI has retroactively restated its historical results of operations to include the results of operations of all entities. The financial information presented gives effect to such restatement. A reconciliation of the net sales and net income for the years ended September 30, 2000 and October 2, 1999 to previously reported information, is as follows:

                                                                      YEAR ENDED
                                                              --------------------------
                                                              SEPTEMBER 30,   OCTOBER 2,
                                                                  2000           1999
                                                              -------------   ----------
                                                                    (IN THOUSANDS)
Net Sales:
  Sanmina-SCI...............................................   $3,911,559     $1,214,744
  Altron....................................................           --             --
  Manu-Tronics..............................................           --             --
  Hadco.....................................................           --      1,005,970
  Essex.....................................................           --        176,409
  Segerstrom................................................      332,627        230,544
  Eliminations..............................................       (5,084)        (7,044)
                                                               ----------     ----------
  Combined..................................................   $4,239,102     $2,620,623
                                                               ==========     ==========

                            SANMINA-SCI CORPORATION

                                                                      YEAR ENDED
                                                              --------------------------
                                                              SEPTEMBER 30,   OCTOBER 2,
                                                                  2000           1999
                                                              -------------   ----------
                                                                    (IN THOUSANDS)
Net Income:
  Sanmina-SCI...............................................    $192,334       $ 93,697
  Altron....................................................          --             --
  Manu-Tronics..............................................          --             --
  Hadco.....................................................          --         21,964
  Essex.....................................................          --          2,606
  Segerstrom................................................      17,760        (13,551)
                                                                --------       --------
     Combined...............................................    $210,094       $104,716
                                                                ========       ========

     Sanmina-SCI has also completed several other smaller acquisitions. These transactions (see below) involved the purchase of either stock or assets in exchange for cash and were accounted for as purchase transactions. Pro forma statements of operations reflecting these acquisitions are not shown, as, in aggregate, they would not differ materially from reported results.

     On March 6, 2000, Sanmina-SCI acquired Alcatel's North Carolina electronic enclosure systems facility for a cash purchase price of approximately $23.8 million. This transaction was accounted for as a purchase. The purchase price was allocated to the net assets acquired, which consisted of inventories, equipment, and accrued payroll related expenses, based on fair market value, resulting in goodwill of approximately $8 million, which prior to adoption of SFAS 142, is amortized over a period of 10 years. The transaction also includes a three-year manufacturing service contract between Sanmina-SCI and Alcatel.

     On June 27, 2000, Sanmina-SCI acquired Interworks Computer Products, Inc. ("Interworks") for a cash purchase price of approximately $45.0 million. Interworks is a designer and manufacturer of standard and custom modular subsystems, focused on meeting the growing needs of the networking equipment and communications sectors. This transaction was accounted for as a purchase. The fair value of the tangible net assets acquired, comprising primarily fixed assets and inventory, was approximately $4.7 million. The acquisition resulted in goodwill of approximately $40.3 million, which prior to adoption of SFAS 142, is amortized over a period of 15 years. Interworks designs, manufactures, tests and distributes a complete line of Digital Signal Processor modular solutions and advanced memory products to leading electronics original equipment manufacturers serving the networking and telecommunications markets.

     On July 10, 2000, Sanmina-SCI acquired a PCB assembly and system assembly facility located in Shenzhen, Guangdong province in China. The acquisition was accounted for as a purchase and also includes administrative offices in Hong Kong and a branch procurement office in Taiwan. The purchase price was approximately $65.0 million in cash. The fair value of the tangible assets acquired, comprising primarily fixed assets, inventories and accounts receivables was approximately $20.0 million. The acquisition resulted in goodwill of approximately $45.0 million, which prior to adoption of SFAS 142, is amortized over a period of 15 years. The facilities in China include a manufacturing facility with administrative and dormitory buildings.

     On September 30, 2000, Sanmina-SCI acquired the San Jose system integration and fulfillment operation of Lucent Technologies. The acquisition included the purchase of a manufacturing facility and related equipment and the transfer of employees to Sanmina-SCI.

     In October 2000, Sanmina-SCI acquired a 49.9% ownership interest in INBOARD, the remainder of which is owned by Siemens AG. INBOARD is a manufacturer of complex printed circuit boards, located in Germany.

                            SANMINA-SCI CORPORATION

     On August 24, 2001, Sanmina-SCI acquired Alcatel's manufacturing operations, located in Richardson, Texas, for a cash purchase price of $66.4 million. The acquisition was accounted for as a purchase and includes a multiyear supply contract, the purchase of a manufacturing facility and related equipment and the transfer of employees to Sanmina-SCI. The fair value of the tangible assets acquired, comprising primarily of fixed assets, inventories and accounts receivable was approximately $46.4 million. The acquisition resulted in goodwill of approximately $20 million. For the year ended September 29, 2001, the supply contract purchased did not have a material impact on Sanmina's gross margin.

NOTE 10.  MERGER AND RESTRUCTURING COSTS

     Merger and restructuring costs consist of the following:

                                                                   YEAR ENDED
                                                   ------------------------------------------
                                                   SEPTEMBER 29,   SEPTEMBER 30,   OCTOBER 2,
                                                       2001            2000           1999
                                                   -------------   -------------   ----------
Merger costs.....................................    $ 12,523         $19,863       $ 5,479
Restructuring costs..............................     159,132          27,338        29,965
                                                     --------         -------       -------
Total............................................    $171,655         $47,201       $35,444
                                                     ========         =======       =======

     2001

     In March 2001, Sanmina-SCI acquired Segerstrom in a pooling of interests business combination. Sanmina-SCI recorded in accordance with EITF 94-3, expected involuntary employee termination costs of approximately $7.2 million for 470 employee positions. As of the end of Sanmina-SCI's fiscal year 2001, 302 employees have been terminated for an approximate cost of $3.5 million. Sanmina-SCI also incurred restructuring costs of $5.2 million related to consolidation of duplicate facilities primarily in Europe. The balance of the terminations, at the originally estimated and accrued amounts for involuntary employee termination costs, and the consolidation of duplicate facilities are expected to be completed by March 2002.

     In June 2001, Sanmina-SCI consolidated certain manufacturing plants in Calgary, Alberta, Canada and Salem, Massachusetts and merged the operations from these facilities into existing manufacturing facilities within the same regions. These consolidations were made to eliminate duplicate facilities and reduce capacity inline with the reduced customer demand experienced at that time. As part of the consolidation, Sanmina-SCI reduced its workforce in the same regions by approximately 665 people. In addition, Sanmina-SCI incurred restructuring and other costs, primarily related to discontinued use of enterprise-wide software costs used internally by acquired companies (no longer required post-acquisition); integration of new information systems at acquired companies; costs related to consolidation of duplicate facilities and write-offs of redundant fixed assets. These activities are expected to be completed by June 2002.

     In July 2001, due to the slowdown in the EMS industry and the economy worldwide, Sanmina-SCI closed certain manufacturing facilities throughout North America and Europe, and merged operations from these facilities into existing manufacturing facilities within the same regions. These plant closures were made to eliminate duplicate facilities to better align capacity to reduced levels of customer demand. Concurrent with the plant closures, Sanmina-SCI reduced its workforce in the same regions by approximately 2,967 people. Sanmina-SCI also incurred restructuring costs related to lease payments (less any applicable sublease income) for properties abandoned. Asset related write-offs consisted of excess equipment and leasehold improvements to facilities that were abandoned and whose estimated fair market value were zero. The closing of the plants discussed above are expected to be completed by the fourth quarter of fiscal 2002.

                            SANMINA-SCI CORPORATION

     Below is a summary detailing the specific components of restructuring costs for fiscal 2001:

                                                                                                      TOTAL
                                                                                                    COSTS FOR
                                                                                                   YEAR ENDED
                                                        SANMINA-SCI   SANMINA-SCI                 SEPTEMBER 29,
                       NATURE OF CHARGES   SEGERSTROM    JUNE 2001     JULY 2001    HADCO/ESSEX       2001
                       -----------------   ----------   -----------   -----------   -----------   -------------
Severance related to
  involuntary
  employee
  terminations and
  related costs......  Cash                 $ 7,220       $ 1,705      $ 18,152      $(14,449)      $ 12,628
Lease cancellation
  and facility exit
  costs..............  Cash                   2,354            --        40,133            --         42,487
Write off of
  obsolete/redundant
  fixed assets.......  Non-Cash               2,851        11,970        85,132            --         99,953
Miscellaneous other
  expenses...........  Cash/Non-Cash             --         3,733           331            --          4,064
                                            -------       -------      --------      --------       --------
                                            $12,425       $17,408      $143,748      $(14,449)      $159,132
                                            =======       =======      ========      ========       ========

     Merger costs of $12.5 million were recorded in 2001 and consisted of fees for investment banking, accounting, legal and related fees and expenses for the Segerstrom acquisition, which was accounted for using the pooling of interests method. Merger costs of approximately $9.7 million were paid during fiscal year 2001. The remaining amounts will be paid in fiscal 2002.

     Sanmina-SCI continues to rationalize manufacturing facilities and headcount to better scale capacity to current market and operating conditions. In connection therewith, Sanmina-SCI will incur additional restructuring charges in fiscal year 2002.

     2000

     In June 2000, Sanmina-SCI acquired Hadco in a pooling of interests business combination. Sanmina-SCI recorded, in accordance with EITF 94-3, involuntary termination costs representing expected severance costs of 847 employee positions due to attrition and expected synergies arising from the closure of duplicate facilities. At the end of fiscal 2000, approximately 11.8 million had been paid representing primarily severance payments to 13 members of Hadco senior management pursuant to employee agreements. At the time of the original EITF 94-3 plan, Sanmina expected to downsize duplicate Hadco facilities in the six months after the merger. Severance agreements with affected employees specified that if the employees were terminated within six months of the merger date, they would receive specified severance amounts, which was the amount originally accrued. However, the volume of activity in that six month period picked up significantly, and personnel at these particular facilities were needed. Subsequent to the six months following the merger, Sanmina-SCI experienced an economic slowdown and terminated the remaining 834 identified positions. As the ultimate termination of the remaining positions was after the expiration of the original , and the completion of the termination of the affected employees, six month severance period, Sanmina-SCI determined it would not extend the severance agreement time periods. This determination was reached in the quarter ending June 30, 2001 and accordingly Sanmina-SCI reversed the balance of the accrual of approximately $14 million through the line item "Restructuring Costs" in the statement of operations for the three months ended June 30, 2001. All restructuring activities related to the Hadco acquisition were completed as of June 30, 2001.

     In June 2000, Sanmina-SCI acquired Essex in a pooling of interests business combination. Sanmina-SCI recorded, in accordance with EITF 94-3, involuntary termination costs representing expected severance costs

                            SANMINA-SCI CORPORATION
of 38 employee positions. As of the end of fiscal 2000, no amounts had been paid. As of Sanmina-SCI's fiscal quarter ended June 30, 2001, Sanmina-SCI had completed the termination of the identified positions, but at a significantly reduced cost than originally anticipated. Sanmina-SCI reversed the balance of the accrual at June 30, 2001 through the line item "Restructuring Costs" in the statement of operations. Below is a summary detailing the specific components of restructuring costs for fiscal 2000:

                                                                                          TOTAL
                                                                                        COSTS FOR
                                                                                       YEAR ENDED
                                                        NATURE OF                     SEPTEMBER 30,
                                                         CHARGES     HADCO    ESSEX       2000
                                                        ---------   -------   -----   -------------
Severance related to involuntary employee terminations
  and related costs...................................  Cash        $25,856   $650       $26,506
Miscellaneous other expenses..........................  Cash            832     --           832
                                                                    -------   ----       -------
                                                                    $26,688   $650       $27,338
                                                                    =======   ====       =======

     Merger costs of $19.9 million were recorded in 2000, and consisted of fees for investment bankers, attorneys, accountants and other direct merger related expenses and relate to those acquisitions that were accounted for using the pooling of interests method. Merger costs of approximately $18.5 million were paid during fiscal year ended 2000 with the remainder paid in fiscal 2001.

    1999

     In fiscal year ended 1999, Sanmina-SCI closed certain manufacturing plants in Fremont, California and Woburn, Massachusetts and merged the operations from these facilities into existing manufacturing facilities within the same regions. These closures were made to eliminate duplicate facilities and other costs resulting from the merger with Altron in fiscal 1999. Concurrent with the plant closures, Sanmina-SCI reduced its workforce in the same regions by approximately 50 people. Sanmina-SCI also incurred restructuring costs related to lease payments (less any applicable sublease income) for properties abandoned and Sanmina-SCI's planned relocation to its new campus facility in fiscal 2000. Asset related write-offs consisted of excess equipment and leasehold improvements to facilities that were abandoned and whose estimated fair market value were zero. Sanmina-SCI's move to the new campus facility commenced in fiscal 1999 and was completed in the second quarter of fiscal 2000. Noncancelable lease payments on vacated facilities were paid in full as of the end of fiscal 2000. Sanmina-SCI also discontinued the use of enterprise-wide software and hardware used internally by the acquired companies, as these were no longer required post acquisition. The closing of the plants discussed above, and the costs related to the integration of information systems and hardware, were all incurred in fiscal 1999.

     In fiscal 1999 and prior to its acquisition by Sanmina-SCI, Segerstrom closed a factory in Stockholm, Sweden and merged the operations into existing facilities in Sweden and Finland. These costs included severance payments to involuntarily terminate 280 employees, lease termination and facility exit costs and asset write-offs related excess equipment and leasehold improvements for facilities that were abandoned and whose estimated fair value was zero.

                            SANMINA-SCI CORPORATION

     At the end of fiscal 1999 and in accordance with EITF 94-3, an accrual of approximately $10.1 million remained. The balance of the accrued amounts were fully paid in fiscal 2000. Below is a summary detailing the specific components of restructuring costs for fiscal 1999:

                                                                                     TOTAL COSTS FOR
                                                                                       YEAR ENDED
                                              NATURE OF                                OCTOBER 2,
                                               CHARGES    SANMINA-SCI   SEGERSTROM        1999
                                              ---------   -----------   ----------   ---------------
Severance related to involuntary employee
  terminations and related costs............  Cash          $ 3,190      $ 5,950         $ 9,140
Lease cancellation and facility exit
  costs.....................................  Cash            3,457        6,426           9,883
Write off of obsolete/redundant fixed
  assets....................................  Non-Cash       10,228          714          10,942
                                                            -------      -------         -------
                                                            $16,875      $13,090         $29,965
                                                            =======      =======         =======

     Merger costs of $5.5 million were also recorded in 1999, of which $3.2 million was paid during fiscal year ended 1999 and the balance of $2.3 million paid in fiscal year ended 2000. These costs consisted of fees for investment bankers, attorneys, accountants and other direct merger related expenses and relate to those acquisitions that were accounted for using the pooling of interests method.

     Below is a summary of the activity related to merger and restructuring costs for the year ended September 29,2001 and September 30, 2000:

                                                   BALANCE AT     PROVISION                 BALANCE AT
                                                  SEPTEMBER 30,   CHARGED TO    CHARGES    SEPTEMBER 29,
                              NATURE OF CHARGES       2000        OPERATIONS   UTILIZED        2001
                              -----------------   -------------   ----------   ---------   -------------
CASH AND NON-CASH
  PROVISIONS:
Employee severance and
  related expenses..........  Cash                   $14,742       $ 12,628    $ (19,639)     $ 7,731
Restructuring and other
  expenses..................  Cash/Non-Cash              832          4,064       (4,057)         839
Merger fees.................  Cash                     1,348         12,523      (11,289)       2,582
Shut down and consolidation
  costs of duplicate
  facilities................  Cash                        --         42,487       (5,942)      36,545
Write-off of impaired or
  redundant fixed assets....  Non-Cash                    --         99,953      (99,953)          --
                                                     -------       --------    ---------      -------
  Total provision...........                         $16,922       $171,655    $(140,880)     $47,697
                                                     =======       ========    =========      =======

                                                   BALANCE AT     PROVISION                 BALANCE AT
                                                   OCTOBER 2,     CHARGED TO    CHARGES    SEPTEMBER 30,
                              NATURE OF CHARGES       1999        OPERATIONS    UTILIZED       2000
                              -----------------   -------------   ----------    --------   -------------
CASH AND NON-CASH
  PROVISIONS:
Employee severance and
  related expenses..........  Cash                   $ 2,458       $26,506      $(14,222)     $14,742
Restructuring and other
  expenses..................  Cash/Non-Cash               --           832            --          832
Merger fees.................  Cash                     2,191        19,863       (20,706)       1,348
Shut down and consolidation
  costs of duplicate
  facilities................  Cash                     6,926            --        (6,926)          --
Write-off of impaired or
  redundant fixed assets....  Non-Cash                   714            --          (714)          --
                                                     -------       -------      --------      -------
  Total provision...........                         $12,289       $47,201      $(42,568)     $16,922
                                                     =======       =======      ========      =======

                            SANMINA-SCI CORPORATION

NOTE 11.  STOCKHOLDERS' EQUITY

     Common Stock -- In March 2000 and January 2001, Sanmina-SCI effected a two-for-one stock split payable in the form of a dividend. Accordingly, all share and per share data has been adjusted to retroactively reflect the stock splits. On February 8, 2000, Sanmina-SCI completed a public offering of 19,100,000 shares of common stock at $29.50 per share for the aggregate gross proceeds of $563.5 million.

     Treasury Stock -- In September 2001, Sanmina-SCI's Board of Directors authorized Sanmina-SCI to repurchase up to 5% of the outstanding common stock at market price. The timing of the stock purchases are made at the discretion of management. At September 29, 2001, Sanmina-SCI had purchased approximately 3.5 million shares for a total of approximately $45.9 million.

    Sanmina-SCI Stock Option Plans

     Stock Option Plans -- The 1990 Incentive Stock Plan (the "Plan") provides for the grant of incentive stock options, non-statutory stock options, and stock purchase rights to employees and other qualified individuals to purchase shares of Sanmina-SCI's Common Stock at amounts not less than 100% of the fair market value of the shares on the date of the grant.

     On January 29, 1999, shareholders approved an amendment to adopt Sanmina-SCI's 1999 Stock Plan (the "1999 Plan"). The 1999 Plan provides for the grant of incentive stock options, non-statutory stock options, and stock purchase rights to employees and other qualified individuals to purchase shares of Sanmina-SCI's Common Stock generally at amounts not less than 100% of the fair market value of the shares on the date of the grant. In the event a grant is priced at a level below the, then current market value on the date of grant, Sanmina-SCI records the corresponding deferred compensation.

     The 1995 Director Option Plan (the "Director Plan") provides for the automatic grant of stock options to outside directors of Sanmina-SCI or any subsidiary of Sanmina-SCI at amounts not less than 100% of the fair market value of the shares on the date of grant.

     The 1996 Supplemental Stock Option Plan (the "Supplemental Plan") permits only the grant of non-statutory options and provides that options must have an exercise price at least equal to the fair market value of Sanmina-SCI's Common Stock on the date of the grant. Options under the Supplemental Plan may be granted to employees and consultants, but executive officers and directors may not be granted options under the Supplemental Plan.

     The Sanmina-SCI Corporation Inc., Stock Option Plan 2000 (the "2000 Plan") provides for the grant of non-statutory stock options to employees of our subsidiaries in Sweden and Finland. The exercise price of options granted under the 2000 Plan can be less than the market value of a share, but shall not be less than the market value of a share on the day before the date on which invitations to apply for Options were issued.

     The French Addendum to the 1999 Stock Plan (the "French Addendum") provides for the grant of non-statutory options to employees of the subsidiaries of Sanmina-SCI in France. For French tax purposes, the French Addendum is a qualifying plan which will avoid social security charges to the employee provided the shares acquired are not sold within five years of the date on which the option is granted. The option price of the newly issued shares cannot be lower than 80% of the average stock exchange price during the 20 days preceding the grant.

                            SANMINA-SCI CORPORATION

     Options vest as determined by the Board of Directors and in no event may an option have a term exceeding ten years from the date of the grant. Option activity under the Sanmina-SCI option plans is as follows:

                                                                        WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                           ----------   ----------------
Balance at September 30, 1998............................  21,951,496        $ 5.10
                                                           ----------
  Altron Plan............................................   3,865,784          6.32
  Granted................................................   7,920,244         11.63
  Exercised..............................................  (4,988,496)         4.92
  Cancelled..............................................  (2,466,928)         8.92
                                                           ----------
Balance at October 2, 1999...............................  26,282,100          6.90
                                                           ----------
  Hadco Plan.............................................   3,096,982         14.59
  Granted................................................   9,478,400         27.35
  Exercised..............................................  (5,455,934)         7.23
  Cancelled..............................................  (2,177,894)        13.87
                                                           ----------
Balance at September 30, 2000............................  31,223,654         13.31
                                                           ----------
  2000 Plan..............................................     610,000         28.29
  Granted................................................   6,173,326         25.51
  Exercised..............................................  (4,052,338)         9.76
  Cancelled..............................................  (2,352,286)        27.27
                                                           ----------
Balance at September 29, 2001............................  31,602,356        $15.71
                                                           ==========

     The following table summarizes information regarding stock options outstanding under the Sanmina-SCI option plans at September 29, 2001:

                                                 OPTIONS OUTSTANDING
                                   -----------------------------------------------
                                                     WEIGHTED                         OPTIONS VESTED AND EXERCISABLE
                                                     AVERAGE           WEIGHTED      --------------------------------
                                     NUMBER         REMAINING          AVERAGE        NUMBER VESTED    NUMBER VESTED
RANGE OF WEIGHTED EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   AND EXERCISABLE   EXERCISE PRICE
---------------------------------  -----------   ----------------   --------------   ---------------   --------------
$0.63-$5.02..................      6,714,969..         3.92             $ 2.97          6,665,783          $ 2.96
$5.04-$8.60..................       6,451,076          6.18             $ 7.04          4,633,531          $ 7.04
$8.70-$18.56.................       7,740,857          7.68             $15.10          3,526,058          $13.66
$18.57-$30.97................       7,339,409          8.52             $24.52          2,108,575          $23.06
$31.06-$57.82................       3,356,045          8.80             $39.97            704,833          $39.74
                                   ----------                                          ----------
$0.63-$57.82.................      31,602,356          6.89             $15.71         17,638,780          $10.04
                                   ==========                                          ==========

     The number of exercisable options and the weighted average exercise price as of September 30, 2000 and October 2, 1999 were 15,866,128 at $13.31 per share and 11,457,740 at $4.23 per share, respectively.

     Sanmina-SCI Employee Stock Purchase Plan. Sanmina-SCI's employee stock purchase plan (the "Purchase Plan") provides for the issuance of up to 10,200,000 shares of common stock. Under the Purchase Plan, employees may purchase, on a periodic basis, a limited number of shares of common stock through payroll deductions over a six-month period. The per share purchase price is 85% of the fair market value of the stock at the beginning or end of the offering period, whichever is lower. As of September 29, 2001,

                            SANMINA-SCI CORPORATION

9,315,824 shares had been issued under the Purchase Plan. Subsequent to September 29, 2001, the Company increased the number of shares authorized under the Purchase Plan from 10,200,000 to 13,200,000.

     Hadco Employee Stock Purchase Plan. Hadco's Employee Stock Purchase Plan ("ESP Plan") was approved by the stockholders in March 1998 to allow eligible employees, as defined in the ESP Plan, to purchase shares of common stock during one or more six-month periods through payroll deductions. Shares were purchased at 85% of fair value, as defined. A total of 1,400,000 shares of common stock were reserved for purchase under the ESP Plan. During fiscal 2000 and 1999, Hadco issued 296,992 and 379,764 shares, respectively, under the ESP Plan. As of September 30, 2000, Sanmina-SCI had closed the plan. Shares that were available for purchase under the ESP Plan have expired.

     As of September 29, 2001, Sanmina-SCI has reserved the following shares of authorized but unissued common stock:

Convertible subordinated debt...............................   26,706,108
Stock option plans..........................................   25,384,754
Employee stock purchase plan................................      884,176
                                                               ----------
                                                               52,975,038
                                                               ==========

     Stock-based Compensation. Sanmina-SCI accounts for its stock option plans and employee stock purchase plan under APB Opinion No. 25 and related interpretations. Had compensation cost for all plans been determined consistent with SFAS No. 123, Sanmina-SCI's net income and net income per share would have been reduced to the following pro forma amounts:

                                                                   YEAR ENDED
                                                   ------------------------------------------
                                                   SEPTEMBER 29,   SEPTEMBER 30,   OCTOBER 2,
                                                       2001            2000           1999
                                                   -------------   -------------   ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss):
  As reported....................................    $ 40,446        $210,094       $104,716
  Pro forma......................................    $(18,778)       $162,794         87,265
Basic EPS/(loss) per share:
  As reported....................................    $   0.13        $   0.69       $   0.37
  Pro forma......................................       (0.06)           0.53           0.31
Diluted EPS/(loss) per share:
  As reported....................................    $   0.12        $   0.65       $   0.35
  Pro forma......................................       (0.06)           0.48           0.29

     The weighted average fair values of options granted by Sanmina-SCI during fiscal 2001, 2000, and 1999 was $22.46, $19.51 and $8.45 per share, respectively. The weighted average fair values of options granted by Hadco during fiscal 1999 was $6.78 per share. The fair value of each stock option granted or stock issued under the employee stock purchase plans is estimated on the date of grant using the Black-Scholes option

                            SANMINA-SCI CORPORATION
pricing model with the following weighted-average assumptions used for grants or issuances in fiscal 2001, 2000, and 1999, respectively.

                                                               YEAR ENDED
                                               -------------------------------------------
                                               SEPTEMBER 29,   SEPTEMBER 30,   OCTOBER 2,
                                                   2001            2000           1999
                                               -------------   -------------   -----------
Volatility...................................      99%             67%           53%-64%
Risk-free interest rate......................     5.0%            5.75%        5.20%-6.00%
Dividend yield...............................      0%              0%              0%
Expected lives (management and directors)
  beyond vesting.............................   1.2 years       1.1 years       0.8 years
Expected lives (employees) beyond vesting....   0.6 years       0.5 years       0.3 years

NOTE 12.  INCOME TAXES

     The provision (benefit) for income taxes attributable to continuing operations is based upon income (loss) before income taxes from continuing operations as follows (dollars in thousands)

                                                                   YEAR ENDED
                                                   ------------------------------------------
                                                   SEPTEMBER 29,   SEPTEMBER 30,   OCTOBER 2,
                                                       2001            2000           1999
                                                   -------------   -------------   ----------
                                                                 (IN THOUSANDS)
Income (loss) from continuing operations before
  income taxes:
  Domestic.......................................     $55,416        $310,149       $187,610
  International..................................      27,376          47,820        (18,243)
                                                      -------        --------       --------
                                                      $82,792        $357,969       $169,367
                                                      =======        ========       ========

                            SANMINA-SCI CORPORATION

     The provision for income taxes consists of the following:

                                                   SEPTEMBER 29,   SEPTEMBER 30,   OCTOBER 2,
                                                       2001            2000           1999
                                                   -------------   -------------   ----------
                                                                 (IN THOUSANDS)
Federal
  Current........................................    $ 98,721        $145,377       $62,634
  Deferred.......................................     (60,049)        (44,314)       (8,774)
                                                     --------        --------       -------
                                                       38,672         101,063        53,860
                                                     --------        --------       -------
State
  Current........................................      12,673          27,829        16,094
  Deferred.......................................      (7,783)         (4,023)       (1,281)
                                                     --------        --------       -------
                                                        4,890          23,806        14,813
                                                     --------        --------       -------
Foreign taxes
  Current........................................      (7,109)         18,047        (4,022)
  Deferred.......................................       5,893               0             0
                                                     --------        --------       -------
                                                       (1,216)         18,047        (4,022)
                                                     --------        --------       -------
Total provision for income taxes before
  extraordinary items............................      42,346         142,916        64,651
Less tax benefit of extraordinary items..........          --          (3,039)           --
                                                     --------        --------       -------
Total provision for income taxes.................    $ 42,346        $139,877       $64,651
                                                     ========        ========       =======

                            SANMINA-SCI CORPORATION

     The components of the deferred income tax assets and liabilities are as follows:

                                                                         AS OF
                                                             -----------------------------
                                                             SEPTEMBER 29,   SEPTEMBER 30,
                                                                 2001            2000
                                                             -------------   -------------
                                                                    (IN THOUSANDS)
Deferred tax assets:
  Current reserves not currently deductible................    $ 86,133        $ 55,481
  State income taxes.......................................       5,563           5,954
  Accruals.................................................      66,893          17,190
  Depreciation.............................................          --           2,722
  Net operating loss carryforwards.........................       4,495           1,851
  Deferred compensation....................................       1,114           2,229
  Other....................................................        (225)          1,760
                                                               --------        --------
  Total deferred income tax asset..........................     163,973          87,187
Valuation allowance........................................      (4,074)             --
                                                               --------        --------
Net deferred income tax asset..............................    $159,899        $ 87,187
                                                               ========        ========
Deferred Tax Liabilities:
  Acquisition related intangibles..........................    $(36,572)       $(42,755)
  Depreciation differences.................................     (23,334)        (18,979)
  Other....................................................      (1,092)           (277)
                                                               --------        --------
     Total gross deferred tax liability....................    $(60,998)       $(62,011)
                                                               ========        ========

     In accordance with SFAS No. 109 "Accounting for Income Taxes", Sanmina-SCI believes it is more likely than not that Sanmina-SCI will not realize a portion of the benefits of certain deferred tax assets, and accordingly, has provided a valuation allowance for them.

     The tax rate used in the computation of the provision for federal and state income taxes differs from the statutory federal and state rates due to the following:

                                                                   YEAR ENDED
                                                              ---------------------
                                                              2001    2000    1999
                                                              -----   -----   -----
Federal tax at statutory rate...............................  35.00%  35.00%  35.00%
State income taxes, net of federal benefit..................   4.16    4.66    5.81
Foreign subsidiary income/(loss)............................  (2.95)   0.27    0.21
Effect of non-deductible goodwill amortization..............  16.76    0.89    0.70
Tax exempt interest income..................................     --   (0.17)  (0.49)
Foreign sales corporation benefit...........................  (4.11)  (0.69)  (0.98)
Tax credits.................................................  (0.83)  (0.43)  (0.21)
Change in valuation allowance...............................   3.86   (0.62)  (1.62)
Merger and acquisition costs................................   1.16    1.63      --
Other.......................................................  (1.90)  (0.58)  (0.25)
                                                              -----   -----   -----
Provision for income taxes..................................  51.15%  39.96%  38.17%
                                                              =====   =====   =====

                            SANMINA-SCI CORPORATION

NOTE 13.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     Sanmina-SCI adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during fiscal 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about product and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers, or decision making group, in deciding how to allocate resources and in assessing performance.

     Sanmina-SCI's chief operating decision maker is the Chief Operating Officer. Based on the evaluation of financial information, including the financial information related to Segerstrom, by the Chief Operating Officer, management currently believes that Sanmina-SCI operates in two geographic segments, domestic (U.S.A.) and international operations. Revenues are attributable to the country in which the product is manufactured. During fiscal 2001, 2000, and 1999, there were no assets or revenues from any individual foreign country greater than 10% of the total assets or revenues, respectively. Each segment manufactures, tests and services a full spectrum of complex printed circuit boards, custom backplane interconnect devices, and electronic assembly services. The chief operating decision maker evaluates performance based upon each segment's operating income. Operating income is defined as income before interest income or interest expense and taxes.

     The following summarizes financial information by geographic segment:

                                                                 YEAR ENDED
                                                 ------------------------------------------
                                                 SEPTEMBER 29,   SEPTEMBER 30,   OCTOBER 2,
                                                     2001            2000           1999
                                                 -------------   -------------   ----------
                                                               (IN THOUSANDS)
Net Sales:
  Domestic.....................................   $3,067,208      $3,181,949     $2,136,525
  International................................      986,840       1,057,153        484,098
                                                  ----------      ----------     ----------
          Total................................   $4,054,048      $4,239,102     $2,620,623
                                                  ==========      ==========     ==========
Operating Income (loss):
  Domestic.....................................   $  108,638      $  301,389     $  208,140
  International................................      (45,165)         60,067        (11,106)
                                                  ----------      ----------     ----------
          Total................................   $   63,473      $  361,456     $  197,034
                                                  ==========      ==========     ==========

                            SANMINA-SCI CORPORATION

                                                                   AS OF
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Long Lived Assets (excludes goodwill and intangibles)
  Domestic...........................................  $604,474   $631,139   $547,308
  International......................................   158,167    153,686    116,290
                                                       --------   --------   --------
          Total......................................  $762,641   $784,825   $663,598
                                                       ========   ========   ========
Depreciation and amortization
  Domestic...........................................  $149,055   $144,418   $111,582
  International......................................    31,738     20,802     18,685
                                                       --------   --------   --------
          Total......................................  $180,793   $165,220   $130,267
                                                       ========   ========   ========
Capital expenditures
  Domestic...........................................  $156,269   $150,927   $126,181
  International......................................    31,262     54,669     13,584
                                                       --------   --------   --------
          Total......................................  $187,531   $205,596   $139,765
                                                       ========   ========   ========

     Although Sanmina-SCI seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina-SCI's net sales. During fiscal 2001, 2000, and 1999, sales to Sanmina-SCI's ten largest customers accounted for 51.1%, 54.8%, and 48.1%, respectively, of Sanmina-SCI's net sales. In 2001, no single customer individually accounted for more than 10.0% of net sales. In 2000, sales to Sanmina-SCI's largest customer individually represented 11.4% of net sales. In 1999, no single customer individually accounted for more than 10.0% of net sales.

NOTE 14.  SUBSEQUENT EVENTS

     On December 6, 2001, SCI Systems, Inc. merged into a wholly-owned subsidiary of Sanmina Corporation. Under the terms of the merger, SCI stockholders received 1.36 shares of Sanmina common stock for each share of SCI. In connection with the merger, Sanmina changed its corporate name to Sanmina-SCI Corporation and three former members of SCI's board of directors joined the board of directors of Sanmina-SCI.

     In October 2001, Sanmina-SCI purchased certain assets of Electro Mechanical Solutions, Inc., ("E-M-Solutions") a privately-held manufacturer of electronic enclosures. This transaction includes the purchase of certain manufacturing operations in the United States, as well as the stock of E-M-Solutions' subsidiaries incorporated in Mexico and Northern Ireland. The cash purchase price for this transaction was $110.65 million, $20 million of which is subject to reduction based on a post-closing audit of E-M-Solutions' balance sheet.

                          FINANCIAL STATEMENT SCHEDULE

     The financial statement Schedule II -- VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

                            SANMINA-SCI CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                    BALANCE AT                             BALANCE AT
                                                   BEGINNING OF   CHARGED TO    CHARGES      END OF
                                                      PERIOD      OPERATIONS   UTILIZED      PERIOD
                                                   ------------   ----------   ---------   ----------
Allowance for Doubtful Accounts
  Fiscal year ended October 2, 1999..............    $ 7,923       $  5,388    $  (2,371)   $10,940
  Fiscal year ended September 30, 2000...........     10,940         20,595       (3,703)    27,832
  Fiscal year ended September 29, 2001...........     27,832         29,727       (8,954)    48,605
Merger and Restructuring Reserve
  Fiscal year ended October 2, 1999..............    $ 1,456       $ 35,444    $ (24,611)   $12,289
  Fiscal year ended September 30, 2000...........     12,289         47,201      (42,568)    16,922
  Fiscal year ended September 29, 2001...........     16,922        171,655     (140,880)    47,697

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: December 20, 2001                   SANMINA-SCI CORPORATION
                                          (Registrant)

                                          By       /s/ RANDY W. FURR
                                          --------------------------------------
                                                      Randy W. Furr
                                          President and Chief Operating Officer

                                          By       /s/ RICK R. ACKEL
                                          --------------------------------------
                                                      Rick R. Ackel
                                               Executive Vice President and
                                                 Chief Financial Officer

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

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----

                /s/ JURE SOLA                  Chairman, Chief Executive Officer    December 20, 2001
---------------------------------------------  and Director (Principal Executive
                  Jure Sola                                 Officer)

           /s/ A. EUGENE SAPP, JR.                Co-Chairman of the Board and      December 20, 2001
---------------------------------------------               Director
             A. Eugene Sapp, Jr.

              /s/ RANDY W. FURR                President, Chief Operating Officer   December 20, 2001
---------------------------------------------             and Director
                Randy W. Furr

              /s/ RICK R. ACKEL                Executive Vice President and Chief   December 20, 2001
---------------------------------------------     Financial Officer (Principal
                Rick R. Ackel                  Financial and Accounting Officer)

               /s/ NEIL BONKE                               Director                December 20, 2001
---------------------------------------------
                 Neil Bonke

               /s/ JOHN BOLGER                              Director                December 20, 2001
---------------------------------------------
                 John Bolger

             /s/ MARIO M. ROSATI                            Director                December 20, 2001
---------------------------------------------
               Mario M. Rosati

            /s/ JOSEPH M. SCHELL                            Director                December 20, 2001
---------------------------------------------
              Joseph M. Schell

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
            /s/ WAYNE SHORTRIDGE                            Director                December 20, 2001
---------------------------------------------
              Wayne Shortridge

          /s/ BERNARD VONDERSCHMITT                         Director                December 20, 2001
---------------------------------------------
            Bernard Vonderschmitt

             /s/ JACKIE M. WARD                             Director                December 20, 2001
---------------------------------------------
               Jackie M. Ward

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                              DESCRIPTION
  -------                             -----------
 3.1(8)       Restated Certificate of Incorporation of Registrant, dated
              January 31, 1996.
 3.1.1(18)    Certificate of Amendment of the Restated Certificate of
              Incorporation of Registrant, dated March 9, 2001.
 3.1.2(31)    Certificate of Designation filed with the Delaware Secretary of State on May 31, 2001, designating 1,000,000 shares of
              Series A Participating Preferred Stock, par value $0.01.
 3.1.3        Certificate of Amendment of the Restated Certificate of
              Incorporation of Registrant, dated December 7, 2001.
 3.2(19)      Amended and Restated Bylaws of Registrant.
 4.2(19)      Preferred Stock Rights Agreement, dated as of May 17, 2001 between Registrant and Wells Fargo National Bank, Minnesota,
              N.A., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached
              thereto as Exhibits A, B, and C.
10.2(4)       Amended 1990 Incentive Stock Plan.
10.3(1)       1993 Employee Stock Purchase Plan.
10.9(k)(2)    Amended and Restated Credit Agreement dated as of August 18,
              1993 among Sanmina-SCI Corporation, Chemical Bank and other lenders.
10.9(k)(5)    Amendment dated July 27, 1995 to Amended and Restated Credit
              Agreement, dated August 18, 1993.
10.9(1)(2)    Revolving Credit Note, $12,000,000.00, Chemical Bank.
10.10(1)      Lease for premises at 2109 O'Toole Avenue, Suites A-E, San
              Jose, California (Portion of Plant I).
10.11(1)      Lease for premises at 2101 O'Toole Avenue, San Jose,
              California (Portion of Plant I).
10.12(1)      Lease for premises at 2539 Scott Boulevard, Santa Clara,
              California (Plant III).
10.14(1)      Lease for premises at 2060-2068 Bering Drive, San Jose,
              California (Plant II).
10.15(1)      Lease for premises at 4220 Business Center Drive, Fremont,
              California (Plant V).
10.16(1)      Lease for premises at McCarthy Boulevard, Milpitas,
              California (Plant VI).
10.17(1)      Lease for premises at 2121 O'Toole Avenue, San Jose,
              California (Corporate Headquarters).
10.19(2)      Lease for premises at 1250 American Parkway, Richardson,
              Texas (Plant VII).
10.20(2)      Lease for premises at 6453 Kaiser Drive, Fremont, California
              (Plant VIII).
10.21(3)      Asset Purchase Agreement dated September 28, 1994 between
              Registrant and Comptronix Corporation.
10.22(4)      Lease for premises at 355 East Trimble Road, San Jose,
              California.
10.23(5)      Stock Purchase Agreement dated May 31, 1995 between
              Sanmina-SCI Corporation, Assembly Solutions, Inc. and the
              principal stockholders of Assembly Solutions, Inc.
10.24(6)      Indenture dated August 15, 1995 between Registrant and
              Norwest Bank Minnesota, N.A. as Trustee.
10.25(7)      Asset Purchase Agreement dated September 20, 1996 between
              Registrant and Comptronix Corporation.
10.26(9)      Agreement and Plan of Merger dated July 22, 1997 among
              Registrant, SANM Acquisition Subsidiary, Inc. and Elexsys
              International, Inc.
10.26(10)     Agreement and Plan of Merger dated September 2, 1998 among
              Registrant, SANM Acquisition Subsidiary, Inc. and Altron,
              Inc.
10.27(11)     Synthetic lease agreement.
10.28(12)     Agreement and Plan of Merger dated March 30, 1999 among
              Registrant, SANM Acquisition Subsidiary, Inc. and
              Manu-Tronics, Inc.

  EXHIBIT
  NUMBER                              DESCRIPTION
  -------                             -----------
10.29(14)     1999 Stock Plan and form of agreement thereunder.
10.30(20)     1995 Director Option Plan and form of agreement thereunder.
10.31(21)     1996 Supplemental Stock Plan and form of agreement
              thereunder.
10.32(15)     Hadco 1998 Stock Plan as Amended and Restated March 3, 1999,
              1998 and form of agreement thereunder.
10.33(16)     Hadco 1995 NSO Stock Plan as Amended and Restated July 1,
              1998, and form of agreement thereunder.
10.34(17)     Hadco 1999 NSO Stock Plan as Amended and Restated April 7,
              1998 and form of agreement thereunder
10.35(28)     SCI 1994 Stock Option Incentive Plan
10.36(29)     SCI 2000 Stock Incentive Plan
10.37(30)     SCI Systems Board of Directors Deferred Compensation Plan
10.38(22)     Agreement and Plan of Merger dated as of April 17, 2000.
              Among the Registrant, Hadco Corporation and SANM Acquisition
              Subsidiary, Inc., as amended.
10.39(23)     Form of Shareholder Agreement dated May 31, 2000 among
              Registrant, Essex AB and the shareholders of Essex AB.
10.40(24)     Indenture dated July 22, 1999 between Registrant and Wells
              Fargo Bank, N.A. as Trusteee
10.41(25)     Indenture dated September 13, 2000 between Registrant and
              Wells Fargo Bank, N.A. as Trustee.
10.42(26)     Form of Indemnification Agreement executed by Registrant and its officers and directors pursuant to Delaware
              reincorporation.
10.43(32)     Employment Agreement dated July 13, 2001 between Registrant,
              SCI Systems, Inc. and A. Eugene Sapp, Jr.
10.44(33)     Employment Agreement between the Registrant and Robert C.
              Bradshaw.
10.45(27)     Agreement and Plan of Reorganization dated July 13, 2001
              among the Registrant, Sun Acquisition Subsidiary, Inc. and
              SCI Systems, Inc. as amended and restated
13(13)        Annual Report
21            Subsidiaries of the Registrant.
23            Consent of Arthur Andersen LLP, independent public
              accountants.

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

 (8) Incorporated by reference to the like numbered exhibit previously filed with Registrant's Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the SEC on December 24, 1996.

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

(13) Incorporated by reference to the like-numbered exhibit previously filed with Registrant's Report on Form 10-K filed with the SEC on December 18, 2000.

(14) Incorporated by reference to the like-numbered exhibit previously filed with the Registrant's Report on Form S-8 filed with the SEC on May 25, 1999.

(15) Incorporated by reference to Exhibit 4.1 previously filed with the Registrant's Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(16) Incorporated by reference to Exhibit 4.2 previously filed with the Registrant's Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(17) Incorporated by reference to Exhibit 4.3 previously filed with the Registrant's Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(18) Incorporated by reference to Exhibit 3.1(a) to Sanmina-SCI's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed on May 11, 2001.

(19) Incorporated by reference to the like numbered exhibit previously filed with Registrant's Registration Statement on Form 8-A No. 000-21272, filed with the SEC on May 25, 2001

(20) Incorporated by reference to Exhibit 10.4 previously filed with Registrant's Registration Statement on Form S-8 filed with the SEC on March 19, 1997.

(21) Incorporated by reference to Exhibit 10.1 previously filed with Registrant's Registration Statement on Form S-8 filed with the SEC on March 19, 1997.

(22) Incorporated by reference to Exhibit 2.1 previously filed with Registrant's Registration Statement on Form S-4, No. 333-37526, filed with the SEC on May 22, 2000.

(23) Incorporated by reference to Exhibit 2.1 previously filed with Registrant's Registration Statement on Form S-3, No. 333-39316, filed with the SEC on June 14, 2000.

(24) Incorporated by reference to Exhibit 25.1 previously filed with Registrant's Registration Statement on Form S-3, No. 333-84221, filed with the SEC on July 30, 1999.

(25) Incorporated by reference to Exhibit 4.1 previously filed with Registrant's Registration Statement on Form S-3, No 333-50282, filed with the SEC on November 20, 2000.

(26) Incorporated by reference to the like-numbered exhibits previously filed with the Registrant's Registration Statement on Form S-1, No. 33-70700, filed with the SEC on February 19, 1993.

(27) Incorporated by reference to Exhibit 2.1 previously filed with Registrant's Registration Statement on Form S-4, No. 333-67326, filed with the SEC on August 10, 2001.

(28) Incorporated by reference to Exhibit 4.1 previously filed with Registrant's Registration Statement on Form S-8 filed with the SEC on December 20, 2001.

(29) Incorporated by reference to Exhibit 4.2 previously filed with Registrant's Registration Statement on Form S-8 filed with the SEC on December 20, 2001.

(30) Incorporated by reference to Exhibit 4.3 previously filed with Registrant's Registration Statement on Form S-8 filed with the SEC on December 20, 2001.

(31) Incorporated by reference to Exhibit 3.1.2 previously filed with Registrant's Registration Statement on Form S-4, No. 333-67326, filed with the SEC on August 10, 2001.

(32) Incorporated by reference to Exhibit 2.5 previously filed with Registrant's Registration Statement on Form S-4, No. 333-67326, filed with the SEC on August 10, 2001.

(33) Incorporated by reference to Exhibit 2.6 previously filed with Registrant's Registration Statement on Form S-4, No. 333-67326, filed with the SEC on August 10, 2001.