Form 10-Q
period 2001-12-29
SANMINA-SCI CORP
filed 2002-02-12
CIK 897723

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

 (Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2001



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

                                 (408) 964-3500
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of February 7, 2002, there were 522,875,626 shares outstanding of the issuer's common stock, $0.01par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SANMINA-SCI CORPORATION

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Interim Financial Statements
         Condensed Consolidated Statements of Operations.............    2
         Condensed Consolidated Balance Sheets.......................    3
         Condensed Consolidated Statements of Cash Flows.............    4
         Notes to Condensed Consolidated Financial Statements........    5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   18
Item 3.  Quantitative and Qualitative Disclosure about Market Risk...   27

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   28
Item 2.  Changes in Securities.......................................   29
Item 4.  Submission of Matters to a Vote of Security Holders.........   29
Item 6.  Exhibits and Reports on Form 8-K............................   29
         Signature...................................................   30

                            SANMINA-SCI CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 29,   DECEMBER 30,
                                                                  2001           2000
                                                              ------------   ------------
                                                                 (IN THOUSANDS, EXCEPT
                                                                    PER SHARE DATA)
                                                                      (UNAUDITED)
Net sales...................................................   $1,130,461     $1,485,571
Cost of sales...............................................    1,077,354      1,222,673
                                                               ----------     ----------
  Gross profit..............................................       53,107        262,898
                                                               ----------     ----------
Operating expenses:
  Selling, general and administrative.......................       51,988         76,209
  Amortization of goodwill and intangibles..................        1,478          6,968
  Restructuring costs.......................................       62,691             --
                                                               ----------     ----------
     Total operating expenses...............................      116,157         83,177
                                                               ----------     ----------
Operating income (loss).....................................      (63,050)       179,721
Other income (expense), net.................................       (9,071)         6,150
                                                               ----------     ----------
Income (Loss) before provision for income taxes.............      (72,121)       185,871
Provision (benefit) for income taxes........................      (26,898)        69,920
                                                               ----------     ----------
  Net income (loss).........................................   $  (45,223)    $  115,951
                                                               ==========     ==========
Earnings (Loss) per share:
  Basic.....................................................   $    (0.12)    $     0.37
  Diluted...................................................   $    (0.12)    $     0.34
Shares used in computing per share amounts:
  Basic.....................................................      374,883        316,582
  Diluted...................................................      374,883        349,617

                            See accompanying notes.

                            SANMINA-SCI CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 29,   SEPTEMBER 29,
                                                                  2001           2001
                                                              ------------   -------------
                                                              (UNAUDITED)      (AUDITED)
                                                                     (IN THOUSANDS)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $   506,139     $  567,649
  Short-term investments....................................      559,085        820,742
  Accounts receivable, net..................................    1,209,939        409,845
  Inventories...............................................    1,479,920        503,822
  Deferred income taxes.....................................      290,385        159,899
  Income taxes receivable...................................       35,233         93,107
  Prepaid expenses and other................................      179,963         28,229
                                                              -----------     ----------
       Total current assets.................................    4,260,664      2,583,293
  Property, plant and equipment, net........................    1,183,754        632,590
  Long-term investments.....................................       95,536         98,514
  Goodwill and intangibles..................................    4,501,029        294,397
  Deposits and other........................................       64,851         31,537
                                                              -----------     ----------
          Total assets......................................  $10,105,834     $3,640,331
                                                              ===========     ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $   260,093     $   15,800
  Accounts payable..........................................      882,236        332,471
  Accrued liabilities and other.............................      488,795         98,132
  Accrued payroll and related benefits......................       91,122         45,934
                                                              -----------     ----------
       Total current liabilities............................    1,722,246        492,337
                                                              -----------     ----------
Long-term liabilities:
  Long-term debt, net of current portion....................    2,129,150      1,218,608
  Deferred income tax liability.............................       82,291         60,998
  Other liabilities.........................................       69,205         27,408
                                                              -----------     ----------
       Total long-term liabilities..........................    2,280,646      1,307,014
                                                              -----------     ----------
Stockholders' equity:
  Common stock..............................................        5,234          3,224
  Additional paid-in capital................................    5,631,995      1,265,965
  Treasury stock............................................      (99,170)       (45,892)
  Accumulated other comprehensive loss......................      (21,273)       (13,696)
  Retained earnings.........................................      586,156        631,379
                                                              -----------     ----------
          Total stockholders' equity........................    6,102,942      1,840,980
                                                              -----------     ----------
                                                              $10,105,834     $3,640,331
                                                              ===========     ==========

                            See accompanying notes.

                            SANMINA-SCI CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  THREE MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 29,   DECEMBER 30,
                                                                  2001           2000
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income...........................................  $   (45,223)    $ 115,951
Adjustments to reconcile net (loss) income to cash provided
  by (used for) operating activities:
  Adjustment to conform year end of pooled entities.........           --        (5,259)
  Restructuring charges.....................................       62,691            --
  Depreciation, amortization and other......................       54,184        55,017
  Deferred taxes............................................      (67,515)           --
  Provision for doubtful accounts...........................       (6,488)           --
  Loss on disposal of assets................................        5,990            --
  Changes in operating assets and liabilities, net of
     acquisitions:
     Accounts receivable....................................       64,093      (121,821)
     Net proceeds from asset securitization program.........       29,500            --
     Inventories............................................      281,887       (28,444)
     Prepaid expenses, deposits and other...................       14,030         3,340
     Income tax accounts....................................       43,334        25,066
     Accounts payable and accrued liabilities...............     (359,525)      (16,753)
                                                              -----------     ---------
       Cash provided by operating activities................       76,958        27,097
                                                              -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................     (395,386)      (57,674)
  Proceeds from maturity of short-term investments..........      653,530        71,987
  Purchases of long-term investments........................                    (11,102)
  Purchases of property and equipment, net of
     acquisitions...........................................      (19,413)      (63,019)
  Proceeds from sale of assets..............................        1,112            --
  Cash paid for businesses acquired, net of cash acquired...       63,623            --
                                                              -----------     ---------
       Cash provided by (used for) investing activities.....      303,466       (59,808)
                                                              -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt................................   (1,015,228)       (3,782)
  Proceeds from notes and credit facilities.................      600,000            --
  Payments on long term liabilities.........................       (1,525)           --
  Proceeds from sale of common stock, net of issuance
     costs..................................................        6,547        10,088
  Repurchase of common stock................................      (31,997)           --
                                                              -----------     ---------
       Cash (used for) provided by financing activities.....     (442,203)        6,306
                                                              -----------     ---------
Effect of exchange rate changes.............................          269         1,811
                                                              -----------     ---------
Decrease in cash and cash equivalents.......................      (61,510)      (24,594)
Cash and cash equivalents at beginning of period............      567,649       998,242
                                                              -----------     ---------
Cash and cash equivalents at end of period..................  $   506,139     $ 973,648
                                                              ===========     =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
  Interest..................................................  $    35,780     $   9,521
  Income taxes..............................................  $    48,022     $  49,551
Non-cash activity during the period for:
  Stock issued for acquisition, net of acquisition costs....  $ 4,389,991     $      --

                            See accompanying notes.

                            SANMINA-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Sanmina-SCI Corporation ("Sanmina-SCI") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary for a fair presentation.

     The results of operations for the three months ended December 29, 2001 are not necessarily indicative of the results that may be expected for the year ending September 28, 2002. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 29, 2001, included in Sanmina-SCI's report on Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Sanmina-SCI's fiscal year ends on the Saturday nearest September 30. All general references to years relate to fiscal years unless otherwise noted.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The consolidated financial statements include the accounts of Sanmina-SCI and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

     Foreign Currency Translation -- For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in accumulated other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in other income (expense) net in the accompanying consolidated statements of operations.

     Asset Securitization -- Sanmina-SCI has an asset securitization program whereby it sells an undivided interest in eligible trade receivables. When Sanmina-SCI sells its receivables under this program, they are derecognized from the balance sheet. Sanmina-SCI accounts for its transfer of receivables to the limited purpose subsidiary, together with limited purpose subsidiary's sale of undivided interests to conduit, as sales under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Proceeds from the sale of accounts receivable are used for working capital purposes. Loss on sale of receivables represent the difference between the carrying amount of the receivables sold and the fair value of the receivables on the date of sale, which is the cash received in exchange for the interest in the receivables. Sanmina-SCI services the receivables transferred to the limited purpose subsidiary and receives a servicing fee approximating 0.50% per annum of the amount of receivables sold, which management has determined approximates market compensation for these services; therefore a servicing asset or liability has not been established.

     Impairment of Long-Lived Assets -- Sanmina-SCI reviews long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." An asset is considered impaired if its carrying amount (including the

                            SANMINA-SCI CORPORATION

                                  (UNAUDITED)

unamortized portion of goodwill allocated to the asset) exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, including the allocated goodwill, if any, exceeds its fair value. Sanmina-SCI assesses the recoverability of its long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows derived from such assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate.

     Goodwill and Intangibles -- In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" to be effective for all fiscal years beginning after December 15, 2001. As part of the adoption of SFAS No. 142, Sanmina-SCI will no longer amortize goodwill or intangible assets with indefinite lives related to existing goodwill and intangible assets or related to acquisitions subsequent to July 1, 2001. Sanmina-SCI will test for impairment of goodwill at least annually and will use a two-step approach to assess any impairment to goodwill at the established reporting unit level. Sanmina-SCI will reassess the value and useful lives of goodwill and intangible assets previously recorded in connection with prior acquisitions. Certain identifiable intangible assets with finite lives will continue to amortize over their respective useful lives.

     Sanmina-SCI has elected to early adopt SFAS 142 in the first quarter of fiscal 2002 and will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $22 million, based on anticipated amortization for fiscal 2002. At December 29, 2001, unamortized goodwill approximated $4.4 billion. Sanmina-SCI will evaluate goodwill, at least, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Sanmina-SCI is in the process of completing the first step of the transitional goodwill impairment test and expects to complete their analysis by the end of their fiscal quarter ended March 30, 2002. Sanmina-SCI will retroactively reflect the impact of any impairment as a cumulative effect of the change in accounting principle in the fiscal quarter ended December 29, 2001 if any impairment exists. As a result, Sanmina-SCI has recognized no transitional impairment loss as of December 29, 2001 in connection with the adoption of SFAS 142. Sanmina-SCI is required to perform goodwill impairment tests on an annual basis and between annual tests in circumstances that suggest that the carrying amount may not be recoverable. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

     Goodwill information for each reportable segment is as follows (in thousands):

                                                       AS OF                      AS OF
                                                   SEPTEMBER 29,   GOODWILL    DECEMBER 29,
                                                       2001        ACQUIRED        2001
                                                   -------------   ---------   ------------
Segments:
  Domestic.......................................     121,203      1,224,573    1,345,776
  International..................................     118,663      2,983,538    3,102,201
                                                      -------      ---------    ---------
Total............................................     239,866      4,208,111    4,447,977
                                                      =======      =========    =========

     During the first three months of fiscal 2002, Sanmina SCI recorded $4.2 billion of goodwill, $4.1 billion resulting from the acquisition of SCI Systems, Inc. and $72 million from the acquisition of Electro Mechanical Solutions (see
Note 3).

                            SANMINA-SCI CORPORATION

                                  (UNAUDITED)

     The pro forma effects of the adoption of SFAS 142 on net income and earnings per share for Sanmina-SCI for the three months ended December 30, 2000 is as follows:

                                                               THREE MONTHS
                                                                  ENDED
                                                               DECEMBER 30,
                                                                   2000
                                                               ------------
Net income as reported......................................     $115,951
Add back: Goodwill amortization expense.....................        3,235
                                                                 --------
Adjusted net income.........................................     $119,186
                                                                 ========
Basic earnings per share, as reported.......................     $   0.37
Add back: Goodwill amortization expense.....................         0.01
                                                                 --------
Pro forma...................................................     $   0.38
                                                                 ========
Diluted earnings per share, as reported.....................     $   0.34
Add back: Goodwill amortization expense.....................         0.01
                                                                 --------
Pro forma...................................................     $   0.35
                                                                 ========

     Sanmina-SCI has certain identifiable intangible assets that are subject to amortization. These intangibles relate to customer lists, developed technology, trademarks and other intangibles with useful lives from ten to thirty years. Sanmina-SCI has certain identifiable intangibles that are not subject to amortization due to their infinite lives. During the first three months of fiscal 2002, there were no additions to identifiable intangible assets that were subject to amortization. Intangible asset amortization expense for the first three months of fiscal 2002 was approximately $1.5 million. The components of intangible assets are as follows (in thousands):

                                      DECEMBER 29, 2001                        SEPTEMBER 29, 2001
                            --------------------------------------   --------------------------------------
                             GROSS                                    GROSS
                            CARRYING   ACCUMULATED    NET CARRYING   CARRYING   ACCUMULATED    NET CARRYING
                             AMOUNT    AMORTIZATION      AMOUNT       AMOUNT    AMORTIZATION      AMOUNT
                            --------   ------------   ------------   --------   ------------   ------------
Amortized Intangibles.....  $73,926      $27,020        $46,906      $73,926      $25,541        $48,385
Non-amortized
  Intangibles.............   11,241        5,095          6,146       11,241        5,095          6,146
                            -------      -------        -------      -------      -------        -------
Total.....................  $85,167      $32,115        $53,052      $85,167      $30,636        $54,531
                            =======      =======        =======      =======      =======        =======

     Expected future estimated annual amortization expense is as follows:

Fiscal years:
  2002 (remaining nine months)..............................   $ 3,633
  2003......................................................     5,112
  2004......................................................     5,112
  2005......................................................     5,112
  2006......................................................     5,112
  Thereafter................................................    22,825
                                                               -------
                                                               $46,906
                                                               =======

     Revenue Recognition -- Sanmina-SCI generally recognizes revenue at the point of shipment to its customers, under the contractual terms which are FOB shipping point or when services have been performed. Title transfers upon shipment and risk and rewards of ownership of the product are assumed by the customer. In some cases, Sanmina-SCI will recognize revenue upon delivery of shipment to the customer or its designated location. Except in specific circumstances, there are no formal customer acceptance requirements

                            SANMINA-SCI CORPORATION

                                  (UNAUDITED)

or further Sanmina-SCI obligations subsequent to shipment. In specific circumstances in which there are such requirements or further Sanmina-SCI obligations, revenue is recognized at the point of said formal acceptance and upon completion of said obligations. Where appropriate, provisions are made for estimated warranty and return costs.

     Recent Accounting Pronouncements -- In October 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. Sanmina-SCI is currently assessing the impact of SFAS 143 on its financial position, results of operations and cash flows as well as timing of its adoption.

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

NOTE 3 -- BUSINESS COMBINATIONS

     On July 13, 2001, Sanmina entered into a definitive merger agreement with SCI Systems, Inc ("SCI"). On December 6, 2001, the merger was completed. SCI Systems, Inc. ("SCI") merged with a wholly owned subsidiary of Sanmina Corporation such that, SCI ecame a wholly owned subsidiary of Sanmina-SCI. Under the terms of the merger, SCI stockholders received 1.36 shares of Sanmina common stock for each share of SCI common stock. In addition, Sanmina-SCI issued options to purchase shares of Sanmina-SCI common stock in exchange for each issued and outstanding SCI option. The transaction was accounted for as a purchase business combination. The purchase price was preliminarily allocated as follows:

Net tangible assets acquired................................   $  263,213
Deferred compensation related to options....................        4,562
Goodwill....................................................    4,139,252
                                                               ----------
Total purchase price........................................   $4,407,027
                                                               ==========

     The total purchase price of approximately $4.4 billion consists of approximately 200.6 million shares of Sanmina-SCI common stock with a fair value of approximately $4.2 billion, 13.0 million vested and unvested stock options with a fair value of $203.0 million, of which approximately $4.6 million was recorded as deferred compensation related to the intrinsic value of the unvested options, and direct transaction costs of $17.0 million. Included in merger costs was a payment of $13.1 million to Merrill Lynch & Co., whose former chairman of their Global Technology Investment Banking Group is a current director of Sanmina-SCI. The value of the 200.6 million shares of Sanmina-SCI common stock used to acquire SCI was based on a per share price of $20.87. This per share price of Sanmina common stock was determined as the average closing market price for the five trading days ending July 17, 2001. The fair value of the SCI common stock options assumed was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.48%, expected life of four years, expected dividend rate of 0% and volatility of 105%.

                            SANMINA-SCI CORPORATION

                                  (UNAUDITED)

Estimated direct transaction costs of Sanmina-SCI consist primarily of fees for investment bankers, attorneys, accountants, filing costs and financial printing. Sanmina-SCI has recorded $4.1 billion related to goodwill, of which $1.2 billion is related to domestic (U.S.A.) operations and $2.9 billion is related to international operations. Of the $4.1 billion recorded for goodwill, the majority is not deductible for tax purposes.

     The purchase price was allocated to the tangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The preliminary allocations above are based on management's estimate of the purchase accounting at the date of acquisition and estimates will continue to be refined and the corresponding adjustments will be reflected in goodwill. The purchase price allocation is subject to revision as management obtains additional information. Revisions include, but are not limited to a contingency based on the outcomes of negotiations regarding the "put" of excess and/or obsolete inventory, on-hand at the date of the SCI acquisition, to customers and the completion of the valuation analysis related to goodwill and identifiable intangibles.

     In connection with the merger, Sanmina changed its corporate name to Sanmina-SCI Corporation and three former members of SCI's board of directors joined the board of directors of Sanmina-SCI. As a result of the merger with SCI, Sanmina-SCI will have a manufacturing presence in over 20 countries.

     The consolidated financial statements include the operating results of SCI from December 3, 2001, the accounting period close nearest to the acquisition date of December 6, 2001. The net revenues for the three-day period between December 3 and December 6 were $91 million.

     The following unaudited pro forma financial information presents the combined results of operations of Sanmina-SCI and SCI as if the acquisition had occurred as of the beginning of fiscal 2002 and 2001, after giving effect to certain adjustments and related income tax effects.

                                                             THREE MONTHS   THREE MONTHS
                                                                ENDED          ENDED
                                                             DECEMBER 29,   DECEMBER 30,
                                                                 2001           2000
                                                             ------------   ------------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Revenue....................................................   $2,406,227     $4,068,166
Net (loss) Income..........................................     (191,235)       177,320
Basic earnings per share...................................   $    (0.37)    $     0.34
Diluted earnings per share.................................   $    (0.37)    $     0.32

     The pro forma financial information above includes restructuring charges of $163.8 million and $29.8 million in merger costs incurred by SCI during the first quarter of 2002.

     In October 2001, Sanmina-SCI purchased certain assets of Electro Mechanical Solutions ("E-M-Solutions"), a privately held manufacturer of electronic enclosures. This transaction included the purchase of certain manufacturing operations in the United States, as well as the stock of E-M-Solutions subsidiaries incorporated in Mexico and Northern Ireland. The cash purchase price for this transaction was $101.4 million, $10 million of which is to be refunded in Sanmina-SCI's quarter ended March 30, 2002. Sanmina-SCI recorded this transaction as a purchase business combination and recorded $72 million of goodwill. The consolidated financial statements include the operating results of E-M-Solutions from the date of acquisition. Pro forma results of operations have not been presented because the effects of this acquisition were not material on either an individual or aggregate basis.

     On March 1, 2001, Sanmina-SCI acquired AB Segerstrom & Svensson ("Segerstrom"), a global supplier of integrated enclosure systems headquartered in Sweden. The transaction was structured as a stock-for-stock exchange and was accounted for as a pooling of interests. Under the terms of the agreement, each

                            SANMINA-SCI CORPORATION

                                  (UNAUDITED)

Segerstrom common share and convertible debenture was converted into approximately 0.4519 shares of Sanmina-SCI common stock. Sanmina-SCI acquired approximately 94% of the outstanding shares of Segerstrom pursuant to its offer to acquire Segerstrom. Sanmina-SCI has commenced a compulsory acquisition process for the remaining shares in accordance with Swedish law and business practice. As of December 29, 2001, Sanmina-SCI has issued approximately 11.6 million shares of common stock in connection with the acquisition of Segerstrom. This number represents 94% of the outstanding shares and convertible debentures of Segerstrom, and the remaining 6% will be acquired under the compulsory acquisition process which is expected to be completed in fiscal year 2002. Segerstrom has manufacturing facilities in Sweden, Finland, Hungary, Scotland and Brazil.

     As a result of the pooling of interests accounting with Segerstrom, Sanmina-SCI has restated its historical results of operations to include the results of operations of Segerstrom. The financial information presented gives effect to this restatement. A reconciliation of the financial statements for the three months ended December 30, 2000, to previously reported information is as follows (in thousands):

                                                               THREE MONTHS
                                                                  ENDED
                                                               DECEMBER 30,
                                                                   2000
                                                               ------------
REVENUE:
  Sanmina-SCI...............................................    $1,390,343
  Segerstrom................................................        96,010
  Eliminations..............................................          (782)
                                                                ----------
       Combined.............................................    $1,485,571
                                                                ==========
NET INCOME:
     Sanmina-SCI............................................    $  110,692
     Segerstrom.............................................         5,259
                                                                ----------
       Combined.............................................    $  115,951
                                                                ==========

NOTE 4 -- MERGER AND RESTRUCTURING COSTS

     Below is a summary of the activity related to restructuring costs:

                                                BALANCE AT          SCI        PROVISION                BALANCE AT
                                 NATURE OF     SEPTEMBER 29,   RESTRUCTURING   CHARGED TO   CHARGES    DECEMBER 29,
CASH AND NON-CASH PROVISIONS:     CHARGES          2001          LIABILITY     OPERATIONS   UTILIZED       2001
-----------------------------  -------------   -------------   -------------   ----------   --------   ------------
Employee severance and
  related expenses........         Cash           $ 7,731         $15,308       $12,733     $(15,820)    $19,952
Restructuring and other
  expenses................     Cash/Non-Cash          839          15,928         4,198       (4,012)     16,953
Shut down and consolidation
  costs of duplicate
  facilities..............         Cash            36,545              --        19,137       (8,601)     47,081
Write-off of impaired or
  redundant fixed assets...      Non-Cash              --              --        26,623      (26,623)         --
                                                  -------         -------       -------     --------     -------
Total accrual.............                        $45,115         $31,236       $62,691     $(55,056)    $83,986
                                                  =======         =======       =======     ========     =======

                            SANMINA-SCI CORPORATION

                                  (UNAUDITED)

  FISCAL 2002

     In October 2001, due to the continued slowdown in the EMS industry and the economy worldwide, Sanmina-SCI closed certain manufacturing facilities throughout North America and Europe, and merged operations from these facilities into existing manufacturing facilities within the same regions. These plant closures were made to eliminate duplicate facilities, to better align capacity to the reduced levels of customer demand and increase efficiencies. The recorded costs associated with these closures was $63.5 million. Concurrent with the plant closures, Sanmina-SCI reduced its workforce in the same regions by approximately 1,008 people for an estimated cost of $11 million. As of December 29, 2001, 492 employees have been terminated for an approximate cost of $4.5 million, the balance of the terminations at the originally estimated cost will be completed by October 2002. Sanmina-SCI also incurred restructuring costs related to non-cancelable lease payments (less any assumed sublease income of zero) for properties abandoned of $23.9 million of which approximately $6.0 million was utilized during the three month period ended December 29, 2001. Management estimates of the time taken to sublet properties abandoned and estimates of sublease income are subject to change based on actual events. Asset related write-offs of $28.6 million consisted of excess equipment and leasehold improvements to facilities that were abandoned and whose estimated fair market value were zero. The closing of the plants discussed above are expected to be completed by October 2002.

     In December 2001, Sanmina-SCI acquired SCI in a purchase business combination. As part of the acquisition of SCI, Sanmina-SCI recorded an assumed liability based on managements plan in accordance with EITF 94-3, expected involuntary employee termination costs of approximately $7.4 million for 158 employee positions. As of December 29, 2001, 100 employees have been terminated for an approximate cost of $3.5 million. The balance of the remaining terminations are expected to be completed by June 2002. Sanmina-SCI also recorded an assumed liability of $2.3 million related to plant consolidations and closures of which no amounts have been paid.

     As part of the acquisition of SCI, Sanmina-SCI also recorded in accordance with EITF 95-3, expected involuntary employee termination costs of approximately $7.9 million for 1,127 employee positions. The terminations are expected to be completed by December 2002. Sanmina-SCI also incurred restructuring costs related to lease payments (less any applicable sublease income) for properties abandoned and other costs of $13.6 million. None of the aforementioned costs were utilized during the one month period ended December 29, 2001. The closing and consolidation of the plants discussed above are expected to be completed by December 2002.

     Merger costs incurred by SCI of 29.8 million were recorded in fiscal 2002. The assumed liability for SCI merger fees as of the merger date were approximately $17.1 million and consisted of fees for investment banking, accounting, legal and related fees and expenses for the SCI acquisition. Merger costs of approximately $16.0 million were paid in the one month period ended December 29, 2001. The remaining amounts will be paid in fiscal 2002.

  FISCAL 2001

     In March 2001, Sanmina-SCI acquired Segerstrom in a pooling of interests business combination. Sanmina-SCI recorded in accordance with EITF 94-3, expected involuntary employee termination costs of approximately $7.2 million for 470 employee positions. As of December 29, 2001, all employees have been terminated at the originally estimated costs. Sanmina-SCI also incurred restructuring costs of $5.2 million related to consolidation of duplicate facilities primarily in Europe. Costs utilized during the first fiscal quarter of 2002 were $1.3 million for severance costs, $1.3 million for facility exit and other costs and $2.6 million related to merger costs. The consolidation of duplicate facilities and utilization of the remaining accrued amounts of approximately $3.0 million are expected to be completed by March 2002.

                            SANMINA-SCI CORPORATION

                                  (UNAUDITED)

     In July 2001, due to the slowdown in the EMS industry and the economy worldwide, Sanmina-SCI closed certain manufacturing facilities throughout North America and Europe, and merged operations from these facilities into existing manufacturing facilities within the same regions. These plant closures were made to eliminate duplicate facilities to better align capacity to reduced levels of customer demand. Concurrent with the plant closures, Sanmina-SCI reduced its workforce in the same regions by approximately 2,967 people for an estimated cost of $18.2 million. During the quarter ended December 29, 2001, an additional severance amount of approximately $1.7 million was recorded based upon revised estimates obtained. During the quarter ended December 29, 2001, 744 employees have been terminated for an approximate cost of $6.6 million. Sanmina-SCI also incurred restructuring costs related to lease payments (less any applicable sublease income) for properties abandoned. Asset related write-offs consisted of excess equipment and leasehold improvements to facilities that were abandoned and whose estimated fair market value were zero. Sanmina-SCI during the quarter ended December 29, 2001, reversed $2.5 million related to excess equipment and leasehold improvements based upon revised estimates obtained. Costs utilized during Sanmina-SCI's first fiscal quarter of 2002 were approximately $5.3 million related to lease cancellation and facility exit costs. The closing of the plants discussed above are expected to be completed by the fourth quarter of fiscal 2002.

NOTE 5 -- COMPREHENSIVE INCOME

     SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report "comprehensive income" that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders' equity. Comprehensive income
(loss) for Sanmina-SCI consists of net income (loss) plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments, net of tax effects was $(4.8) million and $1.7 million, for the three months ended December 29, 2001 and December 30, 2000, respectively. Comprehensive income (loss) for the three months ended December 29, 2001 and December 30, 2000 was $(50.1) million and $117.6 million, respectively. As of December 29, 2001, the cumulative unrealized holding gain on investments and cumulative foreign currency translation adjustments were $4.6 million and $(25.9) million, respectively. As of December 30, 2000, the cumulative unrealized holding gain on investments and cumulative foreign currency translation adjustments was $1.1 million and $(8.0) million, respectively.

NOTE 6 -- INVENTORIES

     Inventories are stated at the lower of cost or market (first-in, first-out method). Cost includes labor, material and manufacturing overhead. Provisions when required are made to reduce excess inventories to their estimated net realizable values. It is possible that estimates of net realizable values can change in the near term. The components of inventories, net of provision, are as follows:(in thousands):

                                                                         AS OF
                                                              ----------------------------
                                                              DECEMBER 29,   SEPTEMBER 29,
                                                                  2001           2001
                                                              ------------   -------------
Raw materials...............................................   $1,068,695      $356,939
Work-in-process.............................................      283,376        57,886
Finished goods..............................................      127,849        88,997
                                                               ----------      --------
                                                               $1,479,920      $503,822
                                                               ==========      ========

                            SANMINA-SCI CORPORATION

                                  (UNAUDITED)

NOTE 7 -- EARNINGS PER SHARE ("EPS")

     Basic EPS was computed by dividing net income by the weighted average number of shares of common stock outstanding during the first quarter of fiscal 2002 and 2001. Diluted EPS for the first quarter of fiscal 2002 and 2001 includes dilutive common stock equivalents using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock, if dilutive. For the quarters ended December 29, 2001 and December 30, 2000, 30,218,177 and 10,761,116 potentially dilutive shares from the conversion of the convertible subordinate debt and after-tax interest expense of $8.5 million and $4.8 million, respectively, were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. Reconciliations of the net income and weighted average number of shares used for the diluted earnings per share computations for the first quarter of fiscal 2002 and 2001 are as follows:

                                                                  THREE MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 29,   DECEMBER 30,
                                                                  2001           2000
                                                              ------------   ------------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                    SHARE AMOUNTS)
Net income (loss)...........................................    $(45,223)      $115,951
Interest expense, net of tax, related to convertible
  subordinated debt (if dilutive)...........................          --          2,618
                                                                --------       --------
Income (loss) for calculating earnings per share............    $(45,223)      $118,569
                                                                ========       ========
Weighted average number of shares outstanding during the
  period....................................................     374,883        316,582
Weighted average number of shares for stock options
  outstanding during the period.............................          --         17,055
Weighted average number of shares if convertible
  subordinated debt were converted..........................          --         15,980
                                                                --------       --------
  Weighted average number of shares.........................     374,883        349,617
                                                                ========       ========
Diluted earnings (loss) per share...........................    $  (0.12)      $   0.34
                                                                ========       ========

                            SANMINA-SCI CORPORATION

                                  (UNAUDITED)

NOTE 8 -- LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                         AS OF
                                                              ----------------------------
                                                              DECEMBER 29,   SEPTEMBER 29,
                                                                  2001           2001
                                                              ------------   -------------
Convertible Subordinated Notes due 2004.....................   $  350,000     $  350,000
9 1/2% Senior Subordinated Notes due 2008...................           29         12,121
Convertible Subordinated Notes due 2012.....................           --          2,135
Zero Coupon Convertible Subordinated Notes due 2020.........      790,706        783,821
Long-Term Notes due through 2006............................        6,907             --
Convertible Subordinated Notes due 2007.....................      565,180             --
Revolving Credit Agreements.................................      600,000          6,150
Obligations under Capital Leases with Interest Rates ranging
  from 7.0% to 7.75%........................................        8,837         10,182
Bank Loans due through August 2010, at rates ranging from
  4.63% to 6.10%............................................       67,584         69,999
                                                               ----------     ----------
          Total.............................................    2,389,243      1,234,408
Less: Current Portion.......................................     (260,093)       (15,800)
                                                               ----------     ----------
          Total Long-Term Debt..............................   $2,129,150     $1,218,608
                                                               ==========     ==========

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

     In July 2000, Sanmina-SCI initiated an offer to purchase the 9 1/2% Notes. The offer to redeem was required by the terms of the Indenture under which the 9 1/2% Notes were issued as a result of a change in control provision when Sanmina-SCI acquired Hadco. The redemption was at 101% of the principal amount of the 9 1/2% Notes. On August 24, 2000, Sanmina-SCI redeemed $187.9 million of the outstanding 9 1/2% Notes. The redemption premium and deferred debt costs related to the 9 1/2% Notes were expensed by Sanmina-SCI in the fourth quarter of fiscal 2000. Costs of approximately $5.0 million, net of tax, are reflected as an extraordinary charge relating to the early extinguishment of this debt. During the first quarter of fiscal 2002, Sanmina-SCI repurchased the majority of the remaining outstanding notes through the open market. As of December 29, 2001, there was $29,000 still outstanding.

     Long-term notes due through 2006 -- SCI's subsidiaries have notes with various institutions, maturing through 2006 amounting to $6.9 million at December 29, 2001. Substantially all of the notes bear variable interest rates ranging from 3.0% to 7.5%, as of December 29, 2001.

                            SANMINA-SCI CORPORATION

                                  (UNAUDITED)

     Convertible Subordinated Notes due 2007 -- In March 2000, SCI issued $575 million of 3% convertible subordinated notes (the "3% Notes") maturing March 15, 2007. The 3% Notes are convertible into Sanmina-SCI common stock at $41.34 per share. Sanmina-SCI may redeem the 3% Notes on or after May 20, 2003, although there is no mandatory redemption prior to final maturity.

     Revolving Credit Agreements -- In December 2001, Sanmina-SCI entered into a $750 million revolving credit facility consisting of a $250 million 364-day credit facility and a $500 million three-year credit facility with a syndicate of banks. This facility also allows for the utilization of letters of credit with certain requirements. As of December 29, 2001, no letters of credit were outstanding under this agreement. Approximately $250 million from the proceeds of loans under the 364-day credit facility and $350 million from the proceeds of loans under the three-year facility together with approximately $385 million of cash was used to repay certain indebtedness of SCI, a majority of which this indebtedness became due and payable pursuant to change of control provisions in connection with Sanmina-SCI's acquisition of SCI. These credit agreements bear variable interest based on a defined bank rate, bank facility and commitment fees, which totaled 3.54% for the 364-day credit facility and 3.54% for the three-year credit facility at December 29, 2001. The 364-day revolving credit line can be extended for one year under certain conditions. The agreements contain certain covenants, which requires Sanmina-SCI to maintain certain ratios for net worth, interest coverage, and leverage. In connections with these facilities, Sanmina-SCI incurred costs of approximately $3.7 million that are capitalized in the balance sheet and amortized over the life of the respective agreements.

     Asset Securitization -- In December 2001, Sanmina-SCI renewed an existing SCI asset securitization agreement that gives it the option to periodically transfer undivided percentage ownership interests, of up to $300 million, in a revolving pool of the Sanmina-SCI's eligible trade receivables to a multi-seller conduit administered by an independent financial institution. The agreement, which expires in December 2002, is subject to renewal annually.

     Under the terms of the agreement, certain wholly owned operating subsidiaries of Sanmina-SCI transfer trade receivables to a wholly owned limited purpose subsidiary and the conduit, or third party purchasers, purchase an undivided ownership interest of those receivables from the limited purpose subsidiary. All intercompany activity related to these transactions is eliminated between the wholly owned subsidiaries of Sanmina-SCI. The limited purpose subsidiary has been structured to be legally separate from the company and bankruptcy remote however the limited purpose subsidiary is consolidated for accounting purposes. The eligible receivables purchased by the conduit may increase or decrease over time, depending on the characteristics of the limited purpose subsidiary's receivables, including delinquency rates and debtor concentrations.

     As of December 29, 2001, receivables transferred to the limited purpose subsidiary amounted to $400.1 million, of which $239.5 million has been sold (the amount derecognized in the accompanying Condensed Consolidated Balance Sheet). The net amount of $160.6 million held by the limited purpose subsidiary are included in the accompanying Condensed Consolidated Balance Sheet. Loss on sale (discount) of the trade receivables of $369,000 and related fees of $121,000 for the period ended December 29, 2001 are included in interest expense in the accompanying condensed Consolidated Statement of Operations. The conduit has a secured interest in the total transferred receivables up to the amount of outstanding purchases. As of December 29, 2001, Sanmina-SCI received net cash proceeds of $29.5 million, which reflects the net accounts receivable sold from the date of the acquisition of SCI.

     Sanmina-SCI services the receivables transferred to the limited purpose subsidiary and receives a servicing fee approximating 0.50% per annum, which management has determined approximates market compensation for these services, and is recorded in Other Income in the accompanying condensed consolidated statement of operations. Sanmina-SCI pays commitment fees of up to .30% for unused amounts under the line, program fees of up to .35% of outstanding amounts and facility fees of up to .40%. Sanmina-SCI is

                            SANMINA-SCI CORPORATION

                                  (UNAUDITED)

subject to certain financial covenants contained in the agreement, including maintaining certain ratios for net worth, interest coverage, and leverage.

NOTE 9 -- BUSINESS SEGMENTS AND CONCENTRATION OF CREDIT RISK

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

     Sanmina-SCI's chief operating decision maker is the Chief Operating Officer. Based on the evaluation of financial information by the Chief Operating Officer, management currently believes that Sanmina-SCI operates in two geographic segments, domestic (U.S.A.) and international operations. Revenues are attributable to the country in which the product is manufactured. During the three months ended December 29, 2001 and December 30, 2000, there were no material assets or revenues from any individual foreign country. Each segment manufactures, tests and services a full spectrum of complex printed circuit boards, custom backplane interconnect devices, electronic assembly services and integrated enclosure systems. The chief operating decision maker evaluates performance based upon each segment's operating income. Operating income is defined as income before interest income or interest expense and taxes.

     The following summarizes financial information by geographic segment (in thousands):

                                                                  THREE MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 29,   DECEMBER 30,
                                                                  2001           2000
                                                              ------------   ------------
Net Sales:
  Domestic..................................................   $  555,627     $1,165,803
  International.............................................      588,058        335,435
  Intersegment..............................................      (13,224)       (15,667)
                                                               ----------     ----------
     Total..................................................   $1,130,461     $1,485,571
                                                               ==========     ==========
Operating Income (loss):
  Domestic..................................................   $  (33,843)    $  151,368
  International.............................................      (29,207)        28,353
                                                               ----------     ----------
     Total..................................................   $  (63,050)    $  179,721
                                                               ==========     ==========

                                                                         AS OF
                                                              ----------------------------
                                                              DECEMBER 29,   SEPTEMBER 29,
                                                                  2001           2001
                                                              ------------   -------------
Long Lived Assets (excludes goodwill and intangibles):
  Domestic..................................................   $  753,390      $604,474
  International.............................................      590,726       158,167
                                                               ----------      --------
     Total..................................................   $1,344,116      $762,641
                                                               ==========      ========

     Although Sanmina-SCI seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina-SCI's net sales. During the three months ended December 29, 2001 and

                            SANMINA-SCI CORPORATION

                                  (UNAUDITED)

December 30, 2000, sales to Sanmina-SCI's ten largest customers accounted for 51.9% and 53.9% respectively, of Sanmina-SCI's net sales. In the three months ended December 29, 2001 and 2000, only one of Sanmina-SCI's customers individually represented over 10.0% of net sales during each period.

NOTE 10 -- SUBSEQUENT EVENT

     In January 2002, Sanmina-SCI entered into an agreement with Alcatel to purchase manufacturing facilities in Cherbourg, France, Gunzenhausen, Germany, and Toledo, Spain. In connection with the purchase, Sanmina-SCI and Alcatel will enter into a multi-year supply agreement covering the products manufactured at these facilities. The transaction is expected to be completed through separate closings for each facility, which are expected to take place in Sanmina-SCI's third and fourth fiscal quarters. The transaction requires approval of various regulatory bodies in the United States and Europe and appropriate consultation with worker councils in each location.

     In January 2002, Sanmina-SCI entered into an agreement with International Business Machines Corporation ("IBM") under which IBM will outsource a significant portion of its desktop personal computer manufacturing needs to Sanmina-SCI and Sanmina-SCI will acquire IBM's NetVista desktop manufacturing operations located in Research Triangle Park, North Carolina and Greenock, Scotland. As part of the agreement, Sanmina-SCI will acquire IBM buildings and certain equipment in North Carolina.

     In January 2002, Sanmina-SCI acquired Davos Group LTD, a privately-held designer and manufacturer of complex enclosure systems. The acquired operations include a manufacturing facility in Shenzhen, China and a sales office in Hong Kong. The cash purchase price for this acquisition was approximately $14.7 million.

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

GENERAL

     Sanmina-SCI Corporation ("Sanmina-SCI") was incorporated in Delaware in May 1989 to acquire its predecessor company, which had been in the printed circuit board and backplane business since 1980. Sanmina-SCI is a leading independent provider of customized integrated electronic manufacturing services ("EMS"), including turnkey electronic assembly and manufacturing management services, to original equipment manufacturers ("OEMs") in the electronics industry. Sanmina-SCI's main customers include major industry leaders such as Alcatel, Cisco Systems, Compaq, Dell Computer, Echostar, Ericsson, Hewlett-Packard, Nokia, Nortel Networks, Phillips and Tellabs. Sanmina-SCI's electronic manufacturing services consist primarily of the design and manufacture of complex printed circuit board assemblies using surface mount ("SMT") and pin-through hole ("PTH") interconnection technologies, the manufacture of custom designed backplane assemblies, fabrication of complex multi-layered printed circuit boards, metal stamping and plating, electronic enclosure systems, subsystem assembly, testing, and assembly of completed systems and direct order fulfillment. In addition to assembly, turnkey manufacturing management also involves procurement and materials management, as well as consultation on printed circuit board design and manufacturing. Sanmina-SCI also manufactures custom cable and wire harness assemblies.

     Sanmina-SCI manufactures its products in 101 decentralized plants, consisting of 67 electronics assembly facilities, 9 printed circuit board fabrication facilities, 4 cable assembly facilities, 20 enclosure assembly facilities and 1 other manufacturing facility, located both domestically and internationally. Sanmina-SCI has electronics assembly, printed circuit fabrication, enclosure manufacturing, cable manufacturing and global technology solution centers; domestically in Alabama, Arizona, California, Colorado, Kentucky, Maine, Maryland, Massachusetts, Minnesota, New Hampshire, New York, North Carolina, South Dakota, Texas, Utah, Virginia and Wisconsin; and internationally in Australia, Brazil, Canada, China, England, Finland, France, Hungary, Israel, Ireland, Japan, Malaysia, Mexico, The Netherlands, Scotland, Singapore, Spain, Sweden, Taiwan, and Thailand. In addition to these facilities, Sanmina-SCI has a 49.9% ownership interest in INBOARD, the remainder of which is owned by Siemens AG. INBOARD is a manufacturer of complex printed circuit boards and is located in Germany.

     On December 6, 2001, SCI Systems, Inc. ("SCI") merged with a wholly owned subsidiary of Sanmina Corporation and following the transaction SCI became a wholly owned subsidiary of Sanmina-SCI. Under the terms of the merger, SCI stockholders received 1.36 shares of Sanmina common stock for each share of SCI.

The transaction was accounted for as a purchase business combination. The purchase price was preliminarily allocated as follows:

Net tangible assets acquired................................   $  263,213
Deferred compensation related to options....................        4,562
Goodwill....................................................    4,139,252
                                                               ----------
Total purchase price........................................   $4,407,027
                                                               ==========

     The total purchase price of approximately $4.4 billion consists of approximately 200.6 million shares of Sanmina-SCI common stock with a fair value of approximately $4.2 billion, 13.0 million vested and unvested stock options with a fair value of $203.0 million, of which approximately $4.6 million was recorded as deferred compensation related to the intrinsic value of the unvested options, and current direct transaction costs of 17.0 million with anticipated final transaction costs of $21.0 million. Sanmina-SCI has recorded $4.1 billion related to goodwill, of which $1.2 billion is related to domestic (U.S.A.) operations and $2.9 billion is related to international operations. Of the $4.1 billion recorded for goodwill, the majority is not deductible for tax purposes.

     In connection with the merger, Sanmina changed its corporate name to Sanmina-SCI Corporation and three former members of SCI's board of directors joined the board of directors of Sanmina-SCI. As a result of the merger, Sanmina-SCI has a manufacturing presence in over 20 countries.

     In January 2002, Sanmina-SCI entered into an agreement with Alcatel to purchase manufacturing facilities in Cherbourg, France, Gunzenhausen, Germany, and Toledo, Spain. In connection with the purchase, Sanmina-SCI and Alcatel will into a multi-year supply agreement covering the products manufactured at these facilities. The transaction is expected to be completed through separate closings for each facility, which are expected to take place in Sanmina-SCI's third and fourth fiscal quarters. The transaction requires approval of various regulatory bodies in the United States and Europe and appropriate consultation with worker councils in each location.

     In January 2002, Sanmina-SCI entered into an agreement with International Business Machines Corporation ("IBM") under which IBM will outsource a significant portion of its desktop personal computer manufacturing needs to Sanmina-SCI and Sanmina-SCI will acquire IBM's NetVista desktop manufacturing operations located in Research Triangle Park, North Carolina and Greenock, Scotland. As part of the agreement, Sanmina-SCI will acquire IBM buildings and certain equipment in North Carolina.

     In January 2002, Sanmina-SCI acquired Davos Group Ltd, a privately-held designer and manufacturer of complex enclosure systems. The acquired operations include a manufacturing facility in Shenzhen, China and a sales office in Hong Kong. The cash purchase price for this acquisition was approximately $14.7 million.

     In October 2001, Sanmina-SCI purchased certain assets of Electro Mechanical Solutions ("E-M-Solutions"), a privately-held manufacturer of electronic enclosures. This transaction included the purchase of certain manufacturing operations in the United States, as well as the stock of E-M-Solutions subsidiaries incorporated in Mexico and Northern Ireland. The cash purchase price for this transaction was $101.4 million, $10 million of which is to be refunded in Sanmina-SCI's quarter ended March 30, 2002. Sanmina-SCI recorded this transaction as a purchase business combination and recorded $72 million of goodwill. The consolidated financial statements include the operating results of E-M-Solutions from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not material on either an individual or aggregate basis.

     Sanmina-SCI's results of operations have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. Sanmina-SCI's operating results are affected by a number of factors. These factors include timing of orders from major customers, mix of product ordered by and shipped to major customers, the volume of orders as related to Sanmina-SCI's capacity, the ability of Sanmina-SCI to effectively manage inventory and fixed assets, pricing and competitive pressures, component shortages which could cause Sanmina-SCI to be unable to meet customer delivery schedules, and the ability of Sanmina-SCI to time expenditures in anticipation of future sales. Sanmina-SCI's results are also affected by the mix of products between backplane assemblies and printed circuit boards as well as general economic conditions in the electronics industry. Sanmina-SCI's results can also be significantly influenced by development and introduction of new products by Sanmina-SCI's customers. From time to time, Sanmina-SCI experiences changes in the volume of sales to each of its principal customers, and operating results may be affected on a period-to-period basis by these changes. Sanmina-SCI's customers generally require short delivery cycles, and a substantial portion of Sanmina-SCI's backlog is typically scheduled for delivery within six months. Quarterly sales and operating results therefore depend in large part on the volume and timing of bookings received during the quarter, which are difficult to forecast, especially with the uncertainty and slowdown of Sanmina-SCI's customers' end-markets

     Sanmina-SCI's backlog also affects its ability to plan production and inventory levels, which could lead to fluctuations in operating results. In addition, a significant portion of Sanmina-SCI's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on Sanmina-SCI's results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, fluctuations in operating results may also result in fluctuations in the price of Sanmina-SCI's convertible subordinated notes and common stock.

     Sanmina-SCI's customers include a diversified base of OEMs in the communications (telecommunications and networking), high-speed computer systems, industrial and medical instrumentation, multimedia entertainment and personal computer sectors of the electronics industry. These industry sectors, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products being manufactured by Sanmina-SCI could adversely affect Sanmina-SCI's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. In particular, many sectors of the electronics industry, including particularly the telecommunications sector, are currently experiencing a significant downturn in economic conditions. This downturn is leading to reduced demand for the services provided by EMS companies, including Sanmina-SCI. These changes in demand and in economic conditions have resulted and may continue to result in customer rescheduling of orders and shipments, which could affect Sanmina-SCI's results of operations. In addition, a protracted general recession in the electronics industry could have a material adverse effect on Sanmina-SCI's business, financial condition and results of operations. Sanmina-SCI has no firm long-term volume commitments from its customers and over the last few years has experienced reduced lead-time in customer orders. In addition, customer orders can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced orders with new business cannot be assured. There can be no assurance that any of Sanmina-SCI's current customers will continue to use Sanmina-SCI's manufacturing services. The loss of one or more of Sanmina-SCI's principal customers, or reductions in sales to any of such customers, could have a material adverse effect on Sanmina-SCI's business, financial condition and results of operations.

     Sanmina-SCI has pursued, and intends to continue to pursue, business acquisition opportunities, particularly when these opportunities have the potential to enable Sanmina-SCI to increase its net sales while maintaining operating margin, to access new geographic markets, to implement Sanmina-SCI's vertical integration strategy and/or to obtain access to new customers, geographic regions, facilities and equipment on terms more favorable than those generally available in the market. Acquisitions of companies and businesses and expansion of operations involve certain risks, including:

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

     In addition, Sanmina-SCI expects to pursue opportunities to acquire assembly operations being divested by electronics industry OEMs. Sanmina-SCI expects that competition for these opportunities among electronics manufacturing services firms will be intense because these transactions typically enable the acquiror to enter into long-term supply arrangements with the divesting OEM. Accordingly, Sanmina-SCI's future results of operations could be adversely affected if Sanmina-SCI is not successful in attracting a significant portion of the OEM divestiture transactions it pursues. In addition, due to the large scale and long-term nature of supply arrangements typically entered into in OEM divestiture transactions and because cost reductions are generally a major factor as to why the OEM is divesting operations, pricing of manufacturing services is likely to be less favorable to the manufacturer than in standard contractual relationships. Accordingly, as Sanmina-SCI enters into new OEM divestiture transactions, Sanmina-SCI may experience erosion in gross margins. Furthermore, Sanmina-SCI has recently announced two OEM divestiture transactions involving personal computer manufacturing operations. Although personal computer manufacturing is likely to generate more stable revenues than other Sanmina-SCI market segments, such as communications, and higher returns on assets due to generally higher levels of inventory turns, margins for personal computer manufacturing are generally lower than for other types of EMS activities.

RESULTS OF OPERATIONS

     The following table sets forth, for the three months ended December 29, 2001 and December 30, 2000, certain items as a percentage of net sales. The consolidated financial statements include the operating results of SCI from December 3, 2001, the accounting close nearest to the acquisition date of December 6, 2001. The net revenues for this three-day period between December 3 and December 6 were $91 million. The table and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

                                                                  THREE MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 29,   DECEMBER 30,
                                                                  2001           2000
                                                              ------------   ------------
Net sales...................................................     100.0%         100.0%
Cost of sales...............................................      95.3           82.3
                                                                 -----          -----
  Gross profit..............................................       4.7           17.7
                                                                 -----          -----
Operating expenses:
  Selling, general and administrative.......................       4.6            5.1
  Amortization of goodwill and intangibles..................       0.1            0.5
  Restructuring costs.......................................       5.6             --
                                                                 -----          -----
Total operating expenses....................................      10.3            5.6
                                                                 -----          -----
Operating income (loss).....................................      (5.6)          12.1
Other income (expense), net.................................      (0.8)           0.4
                                                                 -----          -----
Income (loss) before provision for income taxes.............      (6.4)          12.5
Provision (benefit) for income taxes........................       2.4           (4.7)
                                                                 -----          -----
Net income (loss)...........................................      (4.0)%          7.8%
                                                                 =====          =====

     Net sales for the first quarter of fiscal 2002 decreased by 23.9% to $ 1.1 billion from $1.5 billion in the corresponding quarter of the prior year. The decrease in net sales for the first quarter of fiscal 2002 over the same period in fiscal 2001, was primarily the result of the continuing downturn in economic conditions worldwide and in the electronics industry in general and the communications sector in particular. This downturn has had a significant impact on our customers and their end markets during the last twelve months. These economic conditions have led to a reduced demand for services provided by Sanmina-SCI and other EMS companies. In addition, the three months ended December 29, 2001 include the net sales of SCI, since the date of acquisition by Sanmina-SCI, of $632 million.

     The following summarizes financial information by geographic segment (in thousands):

                                                                  THREE MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 29,   DECEMBER 30,
                                                                  2001           2000
                                                              ------------   ------------
Net Sales:
  Domestic..................................................   $  555,627     $1,165,803
  International.............................................      588,058        335,435
  Intersegment..............................................      (13,224)       (15,667)
                                                               ----------     ----------
     Total..................................................   $1,130,461     $1,485,571
                                                               ==========     ==========

     Domestic sales for the first quarter of fiscal 2001 decreased by 52.3% to $555.6 million from $1.2 billion and international sales increased by 75.3% to $588.1 million from $335.4 million in the corresponding quarter of the prior year. As a result of the merger with SCI, management's desire to increase the global footprint of Sanmina-SCI and the general decline in the domestic electronics market, a greater percentage of the Sanmina-SCI revenues are generated from international facilities.

     The following unaudited pro forma financial information presents the combined results of operations of Sanmina-SCI and SCI as if the acquisition had occurred as of the beginning of fiscal 2002 and 2001, after giving effect to certain adjustments and related income tax effects.

                                                              THREE MONTHS     THREE MONTHS
                                                                 ENDED            ENDED
                                                              DECEMBER 29,     DECEMBER 30,
                                                                  2001             2000
                                                             --------------   --------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                                          DATA)
Revenue....................................................    $2,406,227       $4,068,166
Net (loss) income..........................................      (191,235)         177,320
Basic (loss) earnings per share............................    $    (0.37)      $     0.34
Diluted (loss) earnings per share..........................    $    (0.37)      $     0.32

     The pro forma financial information above includes infrequent charges of $163.8 million related to restructuring and $29.8 million in merger costs incurred by SCI during the first quarter of 2002.

     As a result of the acquisition of Segerstrom, Sanmina-SCI has restated its historical results of operations to include the results of operations of Segerstrom. The financial information presented gives effect to this restatement. A reconciliation of the financial statements for the three month period ended December 30, 2000, to previously reported information is as follows (in thousands):

                                                               THREE MONTHS
                                                                  ENDED
                                                               DECEMBER 30,
                                                                   2000
                                                               ------------
REVENUE:
  Sanmina-SCI...............................................    $1,390,343
  Segerstrom................................................        96,010
  Eliminations..............................................          (782)
                                                                ----------
     Combined...............................................    $1,485,571
                                                                ==========
NET INCOME:
  Sanmina-SCI...............................................    $  110,692
  Segerstrom................................................         5,259
                                                                ----------
     Combined...............................................    $  115,951
                                                                ==========

     Gross margin decreased from 17.7% in the first quarter of fiscal 2001 to 4.7% in the first quarter of fiscal 2002. Sanmina-SCI expects gross margins to continue to fluctuate based on overall production and shipment volumes as well as changes in the mix of products ordered by and shipped to major customers. The decrease in gross margins for the first quarter was primarily attributable to a lower base of revenues, changes in product and customer mix and additions to inventory reserves to account for changing customer demand, as compared to the comparable quarter of the prior year. Due to increased competition, changes in product and customer mix, and pricing terms negotiated as part of OEM divestiture transactions, Sanmina-SCI may continue to experience fluctuations in gross margins. Changes in customer demand and sales volumes could also result in fluctuations in gross margins. Gross margins also reflect charges related to the write down of excess and obsolete inventory and other manufacturing related assets. These writedowns were related to:

     - inventory written down to lower of cost or market (first-in, first-out method),

     - raw materials held specific to customers who were no longer in business,

     - litigation and

     - changes in customer demand for inventory that resulted in excess quantities on hand.

     Inventory is procured by Sanmina-SCI based on specific customer orders. Correspondingly, customer modifications in orders for inventory previously procured by Sanmina-SCI (e.g. cancellations as well as inventory that is highly customized and therefore not available for use by other customers) resulted in excess and obsolete inventory for the related customers that could not be recovered through put back to vendors or the specific customer concerned. Due to increased competition, product and customer mix, and pricing structures negotiated in OEM divestiture transactions, including recent transactions and possible future transactions, Sanmina-SCI may continue to experience decreases in gross margins.

     Selling, general and administrative expenses decreased from $76.2 million in the first quarter of fiscal 2001 to $52.0 million in the first quarter of fiscal 2002. As a percentage of sales, selling, general and administrative expenses decreased from 5.1% in the first quarter of fiscal 2001 to 4.6% in the first quarter of fiscal 2002. The decrease in selling, general and administrative expense as a percentage of sales was primarily due to Sanmina-SCI's ability to respond quickly to marketplace challenges and cost effectively scale back our operations. For the first quarter of 2002, the balance in the reserve for doubtful accounts increased to $93.7 million from $48.6 million in the last quarter of fiscal 2001. Gross accounts receivable for the first quarter of fiscal 2002 was $1.3 billion as compared to fiscal 2001, which was $458.5 million or a 184% increase period over period as a result of the acquisition of SCI. The increase in the reserve for doubtful accounts in fiscal 2002 was related to the acquisition of SCI. Selling, general and administrative expenses as a percentage of sales are anticipated to remain relatively constant or decrease slightly, depending on sales volume and our ability to scale back on operations to be in line with anticipated customer demand. In addition, we expect to continue to achieve operating synergies as a result of integration of acquired businesses and Sanmina-SCI's focus on controlling operating expenses.

     Amortization expense decreased from $7.0 million in the first quarter of fiscal 2001 to $1.5 million in the first quarter of fiscal 2001. As part of the adoption of SFAS No. 142, Sanmina-SCI will no longer amortize goodwill or intangible assets with indefinite lives related to existing goodwill and intangible assets or related to acquisitions subsequent to July 1, 2001. Prior to July 1, 2001, amortization expense included the amortization of intangibles and goodwill related to those acquisitions that were accounted for as purchase transactions.

     Operating expenses increased from $83.2 million in the first quarter of fiscal 2001 to $116.2 million in the first quarter of 2002. As a percentage of sales, operating expenses increased from 5.6% to 10.3% in the first quarter of 2001 compared to the first quarter of fiscal 2002. The increase in operating expenses for the first quarter of fiscal 2002 as compared to the first quarter in fiscal 2001 was mainly attributable to restructuring costs of $62.7 million recorded in the first quarter of 2002 related to the SCI acquisition.

     In October 2001, due to the continued slowdown in the EMS industry and the economy worldwide, Sanmina-SCI closed certain manufacturing facilities throughout North America and Europe, and merged operations from these facilities into existing manufacturing facilities within the same regions. These plant closures were made to eliminate duplicate facilities, to better align capacity to the reduced levels of customer demand and increase efficiencies. The recorded costs associated with these closures was $63.5 million. Concurrent with the plant closures, Sanmina-SCI reduced its workforce in the same regions by approximately 1,008 people for an estimated cost of $11 million. As of December 29, 2001, 492 employees have been terminated for an approximate cost of $4.5 million, the balance of the terminations at the originally estimated cost will be completed by October 2002. Sanmina-SCI also incurred restructuring costs related to non-cancelable lease payments (less any assumed sublease income of zero) for properties abandoned of $23.9 million of which approximately $6.0 million was utilized during the three month period ended December 29, 2001. Management estimates of the time taken to sublet properties abandoned and estimates of sublease income are subject to change based on actual events. Asset related write-offs of $28.6 million consisted of excess equipment and leasehold improvements to facilities that were abandoned and whose estimated fair market value were zero. The closing of the plants discussed above are expected to be completed by October 2002.

     In December 2001, Sanmina-SCI acquired SCI in a purchase business combination. As part of the acquisition of SCI, Sanmina-SCI recorded an assumed liability based on management's plan in accordance with EITF 94-3, expected involuntary employee termination costs of approximately $7.4 million for

158 employee positions. As of December 29, 2001, 100 employees have been terminated for an approximate cost of $3.5 million. The balance of the remaining terminations are expected to be completed by June 2002. Sanmina-SCI also recorded an assumed liability of $2.3 million related to plant consolidations and closures of which no amounts have been paid.

     As part of the acquisition of SCI, Sanmina-SCI also recorded in accordance with EITF 95-3, expected involuntary employee termination costs of approximately $7.9 million for 1,127 employee positions. The terminations are expected to be completed by December 2002. Sanmina-SCI also incurred restructuring costs related to lease payments (less any applicable sublease income) for properties abandoned and other costs of $13.6 million. None of the aforementioned costs were utilized during the one month period ended December 29, 2001. The closing and consolidation of the plants discussed above are expected to be completed by December 2002.

     Merger costs incurred by SCI of $29.8 million were recorded in fiscal 2002. The assumed liability for SCI merger fees as of the merger date were approximately $17.1 million and consisted of fees for investment banking, accounting, legal and related fees and expenses for the SCI acquisition. Merger costs of approximately $16.0 million were paid through December 29, 2001. The remaining amounts will be paid in fiscal 2002.

     In March 2001, Sanmina-SCI acquired Segerstrom in a pooling of interests business combination. Sanmina-SCI recorded in accordance with EITF 94-3, expected involuntary employee termination costs of approximately $7.2 million for 470 employee positions. As of December 29, 2001, all employees have been terminated at the originally estimated costs. Sanmina-SCI also incurred restructuring costs of $5.2 million related to consolidation of duplicate facilities primarily in Europe. Costs utilized during the first fiscal quarter of 2002 were $1.3 million for severance costs, $1.3 million for facility and other costs, and $2.6 million related to merger costs. The consolidation of duplicate facilities are expected to be completed by March 2002.

     In July 2001, due to the slowdown in the EMS industry and the economy worldwide, Sanmina-SCI closed certain manufacturing facilities throughout North America and Europe, and merged operations from these facilities into existing manufacturing facilities within the same regions. These plant closures were made to eliminate duplicate facilities to better align capacity to reduced levels of customer demand. Concurrent with the plant closures, Sanmina-SCI reduced its workforce in the same regions by approximately 2,967 people for an estimated cost of $18.2 million. During the quarter ended December 29, 2001, 744 employees have been terminated for an approximate cost of $6.6 million. Sanmina-SCI also incurred restructuring costs related to lease payments (less any applicable sublease income) for properties abandoned. Asset related write-offs consisted of excess equipment and leasehold improvements to facilities that were abandoned and whose estimated fair market value were zero. The closing of the plants discussed above are expected to be completed by the fourth quarter of fiscal 2002. Sanmina-SCI, during the quarter ended December 29, 2001, reversed $2.5 million of which $1.9 million related to excess equipment and $0.6 million related to shutdown of duplicate facilities, based upon revised estimates obtained. Costs utilized during Sanmina-SCI's first fiscal quarter of 2002 were approximately $5.3 million related to lease cancellation and facility exit costs.

     Below is a summary of the activity related to restructuring costs:

                                          BALANCE AT          SCI        PROVISION                BALANCE AT
                           NATURE OF     SEPTEMBER 29,   RESTRUCTURING   CHARGED TO   CHARGES    DECEMBER 29,
                            CHARGES          2001          LIABILITY     OPERATIONS   UTILIZED       2001
                         -------------   -------------   -------------   ----------   --------   ------------
CASH AND NON-CASH
  PROVISIONS:
Employee severance and
  related expenses.....      Cash           $ 7,731         $15,308       $12,733     $(15,820)    $19,952
Restructuring and other
  expenses.............  Cash/Non-Cash          839          15,928         4,198       (4,012)     16,953
Shut down and
  consolidation costs
  of duplicate
  facilities...........      Cash            36,545              --        19,137       (8,601)     47,081
Write-off of impaired
  or redundant fixed
  assets...............    Non-Cash              --              --        26,623      (26,623)         --
                                            -------         -------       -------     --------     -------
Total provision........                     $47,697         $48,296       $62,691     $(73,648)    $85,036
                                            =======         =======       =======     ========     =======

     Excluding merger and restructuring charges, for the first quarter of fiscal 2002, operating expenses as a percentage of sales decreased to 4.7% at 6.0%, as compared to the same period for fiscal 2001. This decrease is due to management's strong financial discipline and commitment to realign resources to reflect market demand.

     For the first quarter of fiscal 2001, Sanmina-SCI reported net other expense of $9.1 million compared to net other income of $6.2 million for the corresponding quarter of last year. The components of other income and expense, comprising the overall net income or expense, are primarily interest income on cash balances and short-term investments and interest expense on borrowings and convertible subordinated notes. For the first quarter of fiscal 2002, the increase in net other expense was largely due to interest expense incurred from additional debt as a result of the SCI acquisition.

     Sanmina-SCI's provision for income taxes for the first quarter of fiscal 2002 is based upon Sanmina-SCI's estimate of the effective tax rate for fiscal 2002 of 37.3 %. For the first quarter of fiscal 2001, the effective tax rate was 37.6%.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, and short-term investments as of December 29, 2001 and September 29, 2001 were $1.1 billion and $1.4 billion, respectively. For the three months ending December 29, 2001, cash provided by operations was $77.0 million, which was primarily due to decreases in accounts receivable, inventory and income tax accounts, offset by increases in current liabilities. Working capital increased to $2.5 billion as of December 29, 2001 compared to $2.1 billion at September 29, 2001. This increase in working capital was primarily due to increases in accounts receivable and inventory as a result of the SCI acquisition.

     Net cash provided by investing activities of $303.5 million for the first three months of fiscal 2002 primarily related to $258.1 million in net proceeds from maturities of short-term investments, and cash acquired from businesses acquisitions of $63.6 million offset by purchases of property, plant, and equipment of $19.4 million.

     Net cash used for financing activities of $442.2 million for the first three months of fiscal year 2002 was related to payments of long-term debt of $1.0 billion and repurchases of common stock of $32.0 million offset by proceeds received from revolving credit facilities of $600 million and proceeds from the sale of common stock from the exercise of stock options and the employee stock purchase plan of $6.5 million. In December 2001, Sanmina-SCI entered into a $750 million in revolving credit facilities consisting of a $250 million 364-day credit facility and a $500 million three-year credit facility with a syndicate of banks. Approximately $600 million from the proceeds of loans under these facilities together with approximately $385 million of cash was used to repay certain indebtedness of SCI, a majority of which this indebtedness became due and payable pursuant to change of control provisions in connection with Sanmina's acquisition of SCI.

     In December 2001, Sanmina-SCI renewed an existing SCI asset securitization agreement that gives it the option to periodically transfer undivided percentage ownership interests, of up to $300 million, in a revolving pool of the Sanmina-SCI's eligible trade receivables to a multi-seller conduit administered by an independent financial institution. As of December 29, 2001, Sanmina-SCI received net cash proceeds of $29.5 million, which reflects the net accounts receivable sold from the date of the acquisition of SCI. The accounts receivable balances were removed from the Condensed Consolidated Balance Sheet and the proceeds received from the sale are reflected as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows.

     In fiscal 1999, Sanmina-SCI entered into an operating lease agreement for new facilities in San Jose, California, which houses its corporate headquarters and certain assembly operations. In connection with these transactions, Sanmina-SCI pledged $52.9 million of its cash and investments as collateral for certain obligations of the lease.

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

     Sanmina-SCI believes that its existing cash resources, together with cash generated from operations, will be sufficient to meet its working capital requirements through at least the next 12 months. Sanmina-SCI may seek to raise additional capital through the issuance of either debt or equity securities. Debt financing may require Sanmina-SCI to pledge assets as collateral and comply with financial ratios and covenants. Equity financing may result in dilution to stockholders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has not been a material change in our exposure to interest rate and foreign currency risks since the date of our report on Form 10-K for the fiscal year ended September 29, 2001.

  INTEREST RATE RISK

     Sanmina-SCI's exposure to market risk for changes in interest rates relate primarily to Sanmina-SCI's investment portfolio. Currently, Sanmina-SCI does not use derivative financial instruments in its investment portfolio. Sanmina-SCI invests in high credit quality issuers and, by policy, limits the amount of principal exposure to any one issuer. As stated in Sanmina-SCI's policy, Sanmina-SCI seeks to ensure the safety and preservation of its invested principal funds by limiting default and market risk.

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

     The table below presents carrying amounts and related average interest rates by year of maturity for Sanmina-SCI's investment portfolio as of December 29, 2001 (in thousands):

                                                            YEAR ENDED
                                ------------------------------------------------------------------
                                  2002       2003      2004    2005   2006   THEREAFTER    TOTAL
                                --------   --------   ------   ----   ----   ----------   --------
                                                          (IN THOUSANDS)
Cash equivalents, short-term,
  and long-term investments...  $412,416   $220,483   52,850    --     --         --      $685,749
     Average interest rate....      4.51%      5.39%    2.41%   --     --         --          4.63%

  FOREIGN CURRENCY EXCHANGE RISK

     Sanmina-SCI transacts business in foreign countries. Sanmina-SCI's primary foreign currency cash flows are in certain European countries, Canada, Brazil and Asia. Sanmina-SCI enters into short-term foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in foreign currencies. At December 29, 2001, Sanmina-SCI had forward contracts to exchange various foreign currencies for U.S. dollars in the gross amount of $35.9 million, which are recorded as short-term investments on the balance sheet. Market value gains and losses on forward exchange contracts are recognized in the Consolidated Statement of Operations as offsets to the exchange gains and losses on the hedged transactions. Impact of these foreign exchange contracts were immaterial to the results of operations for the three months ended December 29, 2001 and December 30, 2000.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Sanmina-SCI and certain of its subsidiaries, namely Hadco and SCI, are involved in various administrative proceedings related to environmental matters. Although Sanmina-SCI could incur significant costs relating to these matters, Sanmina-SCI believes, on the limited information currently available, that the cost of any remediation that may be required at these facilities would not materially harm its business, financial condition or results of operations.

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

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 6, 2001, Sanmina held a special meeting of stockholders. The matters voted upon at the meeting and the vote with respect to each such matter, are set forth below:

     1. To approve the issuance of shares of Sanmina common stock pursuant to the agreement and plan of merger related to the merger with SCI Systems, Inc.

        For: 233,154,643     Against: 639,468     Withheld: 1,777,094

     2. To change Sanmina's corporate name to "Sanmina-SCI Corporation" effective upon completion of the merger with SCI Systems, Inc.

        For: 233,643,060     Against: 732,728     Withheld: 1,195,417

     3. To amend Sanmina's 1993 Employee Stock Purchase Plan.

        For: 229,393,862     Against: 4,925,134     Withheld: 1,152,209

     On January 28, 2002 Sanmina-SCI held its 2002 Annual Meeting of Stockholders. The matters voted upon at the meeting, for shareholder of record as of December 10, 2001 and the vote with respect to each such matter are set forth below:

     1. To elect directors of Sanmina-SCI

                                                                  FOR        WITHHELD
                                                              -----------   ----------
John C. Bolger..............................................  394,753,083    1,997,073
Neil R. Bonke...............................................  394,746,421    2,003,735
Randy W. Furr...............................................  356,655,758   40,094,398
Mario M. Rosati.............................................  392,929,221    3,823,935
A. Eugene Sapp, Jr..........................................  356,666,796   40,083,360
Joseph M. Schell............................................  394,638,174    2,111,982
Wayne Shortridge............................................  394,699,027    2,051,129
Jure Sola...................................................  354,579,965   42,170,191
Bernard V. Vonderschmitt....................................  394,704,611    2,045,545
Jackie M. Ward..............................................  394,686,737    2,063,419

     2. To approve the appointment of Arthur Andersen LLP as the independent public accountants of Sanmina-SCI for the fiscal year ending September 28, 2002.

        For: 393,116,437     Against: 2,646,611     Abstain: 987,108

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     None

     (b) Reports on Form 8-K

     On December 12, 2001, Sanmina-SCI filed a report on Form 8-K relating to the completion of the merger between Sanmina Corporation and SCI Systems, Inc. after receiving approval from their respective stockholders of matters relating to the merger, including the change of Sanmina's corporate name to Sanmina-SCI Corporation.

                            SANMINA-SCI CORPORATION

                                   SIGNATURE

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SANMINA-SCI CORPORATION
                                          (Registrant)

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

Date: February 11, 2002