Form 10-K/A
period 2001-09-29
SANMINA-SCI CORP
filed 2002-03-26
CIK 897723

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------
                                   FORM 10-K/A

(MARK ONE)

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 29, 2001

                                       Or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________________ to _______________________

                         COMMISSION FILE NUMBER: 0-21272

                             SANMINA-SCI CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                               77-0228183
       (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

   2700 NORTH FIRST STREET, SAN JOSE, CA                    95134
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE))

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

                               -------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

        Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 2002 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

This Amendment No. 1 on Form 10-K/A to the Annual Report of Sanmina-SCI Corporation for the fiscal year ended September 29, 2001 is being filed solely to insert the following Report of Independent Public Accountants on Financial Statement Schedule into Item 14(a)2. of Part IV as such report was inadvertently omitted from the initial filing on December 21, 2001.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a) 2. FINANCIAL STATEMENT SCHEDULE

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Sanmina-SCI Corporation included in this Annual Report on Form 10-K and have issued our report thereon dated October 22, 2001 (except with respect to the matters discussed in Note 14, as to which the date is December 6, 2001). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 of this Annual Report on Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            /s/ Arthur Andersen LLP



San Jose, California
October 22, 2001

(a) 3. EXHIBITS

(a) Refer to (c) below.
(c)     EXHIBITS

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------

23.1              Consent of Arthur Andersen LLP, independent public accountants
99.0              Company Representation from Independent Public Accountants