Form 10-Q
period 2002-03-30
SANMINA-SCI CORP
filed 2002-05-13
CIK 897723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-21272

Sanmina-SCI Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0228183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2700 N. First St., San Jose, CA (Address of principal executive offices)	95134 (Zip Code)

(408) 964-3500

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      ☒     Yes          ☐     No

      As of May 3, 2002, there were 524,083,487 shares outstanding of the issuer’s common stock, $0.01 par value.

SANMINA-SCI CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SANMINA-SCI CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
SANMINA-SCI CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II.
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
EXHIBIT 10.46
EXHIBIT 10.47

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001

	(in thousands, except per share data)

	(unaudited)
Net sales	$2,411,241	$1,191,138	$3,541,702	$2,676,709
Cost of sales	2,309,059	997,863	3,386,412	2,220,536

Gross profit	102,182	193,275	155,290	456,173

Operating expenses:
Selling, general and administrative	78,607	68,071	130,595	144,280
Amortization of goodwill and intangibles	1,251	6,699	2,729	13,667
Merger costs	—	12,523	—	12,523
Restructuring costs	51,897	12,425	114,588	12,425

Total operating expenses	131,755	99,718	247,912	182,895

Operating (loss) income	(29,573)	93,557	(92,622)	273,278
Other income (expense), net	(22,117)	6,838	(31,188)	12,988

Income(loss) before provision for income taxes	(51,690)	100,395	(123,810)	286,266
Provision (benefit) for income taxes	(12,376)	38,150	(39,273)	108,070

Net income (loss)	$(39,314)	$62,245	$(84,537)	$178,196

Earnings (loss) per share:
Basic	$(0.08)	$0.20	$(0.19)	$0.56
Diluted	(0.08)	0.19	(0.19)	0.52
Shares used in computing per share amounts:
Basic	521,762	318,879	448,323	317,730
Diluted	521,762	349,015	448,323	349,389

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30,	September 30,
	2002	2001

	(unaudited)	(audited)

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$574,499	$567,649
Short-term investments	353,981	820,742
Accounts receivable, net	1,494,623	409,845
Inventories	1,302,979	503,822
Deferred income taxes	401,268	159,899
Income taxes receivable	51,281	93,107
Prepaid expenses and other	197,155	28,229

Total current assets	4,375,786	2,583,293
Property, plant and equipment, net	1,136,255	632,590
Long-term investments	98,044	98,514
Goodwill and intangibles	4,730,953	294,397
Deposits and other	63,504	31,537

Total assets	$10,404,542	$3,640,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$260,091	$15,800
Accounts payable	1,178,329	332,471
Accrued liabilities and other	491,886	98,132
Accrued payroll and related benefits	60,516	45,934

Total current liabilities	1,990,822	492,337

Long-term liabilities:
Long-term debt, net of current portion	2,132,528	1,218,608
Deferred income tax liability	138,110	60,998
Other liabilities	60,842	27,408

Total long-term liabilities	2,331,480	1,307,014

Stockholders’ equity:
Common stock	5,245	3,224
Additional paid-in capital	5,667,651	1,265,965
Treasury stock	(111,751)	(45,892)
Accumulated other comprehensive loss	(25,747)	(13,696)
Retained earnings	546,842	631,379

Total stockholders’ equity	6,082,240	1,840,980

	$10,404,542	$3,640,331

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	March 30,	March 31,
	2002	2001

	(In thousands)

	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(84,537)	$178,196
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Adjustment to conform year end of pooled entities	—	(5,259)
Merger costs	—	12,523
Restructuring charges	114,588	12,425
Depreciation, amortization and other	128,584	88,080
Deferred taxes	(140,838)	(1,391)
Provision for doubtful accounts	3,887	21,448
Loss on disposal of assets	5,990	3,088
(Gain)/loss from subsidiary or investment	(559)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,688	(39,815)
Net payments on asset securitization program	(211,013)	—
Inventories	504,669	12,801
Prepaid expenses, deposits and other	5,618	(7,758)
Income tax accounts	8,202	—
Accounts payable and accrued liabilities	(184,256)	(151,536)

Cash provided by operating activities	156,023	122,802

Cash flows from investing activities:
Purchases of short-term investments	(490,736)	(859,212)
Proceeds from maturity of short-term investments	949,712	395,430
Purchases of long-term investments	—	(11,102)
Purchases of property and equipment, net of acquisitions	(46,016)	(125,014)
Proceeds from sale of assets	2,579	—
Cash paid for businesses acquired, net of cash acquired	(111,465)	—

Cash provided by (used for) investing activities	304,074	(599,898)

Cash flows from financing activities:
Payments of long-term debt	(1,249,116)	—
Proceeds from notes and credit facilities	823,969	—
(Payments)/proceeds on long term liabilities	(1,525)	2,649
Proceeds from sale of common stock, net of issuance costs	18,278	43,754
Repurchase of common stock	(44,578)	—

Cash (used for) provided by financing activities	(452,972)	46,403

Effect of exchange rate changes	(275)	(4,864)

Increase (Decrease) in cash and cash equivalents	6,850	(435,557)
Cash and cash equivalents at beginning of period	567,649	998,242

Cash and cash equivalents at end of period	$574,499	$562,685

Supplemental cash flow information
Cash paid (refunded) during the period for:
Interest	$52,000	$9,463
Income taxes	$(43,426)	$200,191
Non-cash activity during the period for:
Stock issued for acquisition, net of acquisition costs	$4,389,991	—

See accompanying notes.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Basis of Presentation

      The accompanying condensed consolidated financial statements of Sanmina-SCI Corporation (“Sanmina-SCI”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments that are, in the opinion of management, necessary for a fair presentation.

      The results of operations for the six months ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 28, 2002. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 29, 2001, included in Sanmina-SCI’s report on Form 10-K and, as amended, on Form 10-K/ A. The consolidated financial statements include the operating results of SCI from December 3, 2001, the accounting period close nearest to the acquisition date of December 6, 2001.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

      Sanmina-SCI’s fiscal year ends on the Saturday nearest September 30. All general references to years relate to fiscal years unless otherwise noted.

Note 2 — Summary of Significant Accounting Policies

      Principles of Consolidation — The consolidated financial statements include the accounts of Sanmina-SCI and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

      Foreign Currency Translation — For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates for the period. The effects of these translation adjustments are reported in accumulated other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in other income (expense) net in the accompanying consolidated statements of operations.

      Asset Securitization — Sanmina-SCI has an asset securitization program whereby it may sell an undivided interest in eligible trade receivables. When Sanmina-SCI sells its receivables under this program, they are derecognized from the balance sheet. Sanmina-SCI accounts for its transfer of receivables to the limited purpose subsidiary, together with limited purpose subsidiary’s sale of undivided interests to conduit, as sales under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Proceeds from the sale of accounts receivable are used for working capital purposes. Loss on sale of receivables represent the difference between the carrying amount of the receivables sold and the fair value of the receivables on the date of sale, which is the cash received in exchange for the interest in the receivables. Sanmina-SCI services the receivables transferred to the limited purpose subsidiary and receives a servicing credit, which management has determined approximates market compensation for these services; therefore a servicing asset or liability has not been established.

      Impairment of Long-Lived Assets — Sanmina-SCI reviews long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets to be Disposed of.” An asset is considered impaired if its carrying amount (including the unamortized portion of goodwill allocated to the asset) exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, including the allocated goodwill, if any, exceeds its fair value. Sanmina-SCI assesses the recoverability of its long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows derived from such assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting Sanmina-SCI’s average cost of funds.

      Goodwill and Intangibles — In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets” to be effective for all fiscal years beginning after December 15, 2001. As part of the adoption of SFAS No. 142, Sanmina-SCI will no longer amortize goodwill or intangible assets with indefinite lives related to existing goodwill and intangible assets or related to acquisitions subsequent to July 1, 2001. Sanmina-SCI will test for impairment of goodwill at least annually and will use a two-step approach to assess any impairment to goodwill at the established reporting unit level. Sanmina-SCI will reassess the value and useful lives of goodwill and intangible assets previously recorded in connection with prior acquisitions. Certain identifiable intangible assets with finite lives will continue to amortize over their respective useful lives.

      Sanmina-SCI adopted SFAS 142 in the first quarter of fiscal 2002 and will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $22 million, based on anticipated amortization for fiscal 2002. At March 30, 2002, unamortized goodwill approximated $4.7 billion. Sanmina-SCI will evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Sanmina-SCI has completed the first step of the transitional goodwill impairment test and has determined that no potential impairment exits. As a result, Sanmina-SCI has recognized no transitional impairment loss in fiscal 2002 in connection with the adoption of SFAS 142. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

      Goodwill information for each reportable segment is as follows (in thousands):

	As of		As of
	September 29,	Goodwill	March 30,
	2001	Acquired	2002

Segments:
Domestic	$121,203	$1,362,050	$1,483,253
International	118,663	3,077,236	3,195,899

Total	$239,866	$4,439,286	$4,679,152

      During the first six months of fiscal 2002, Sanmina-SCI recorded $4.4 billion of goodwill, $4.3 billion resulting from the acquisition of SCI Systems, Inc., and $171.5 million related to immaterial acquisitions (see Note 3).

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The pro forma effects of the adoption of SFAS 142 on net income and earnings per share, net of income tax effects, for Sanmina-SCI for the three and six months ended March 31, 2001 is as follows:

	Three Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2001	2001

Net income as reported	$62,245	$178,196
Add back: Goodwill amortization expense	2,832	5,900

Adjusted net income	$65,077	$184,096

Basic earnings per share, as reported	$0.20	$0.56
Add back: Goodwill amortization expense	0.00	0.02

Pro forma	$0.20	$0.58

Diluted earnings per share, as reported	$0.19	$0.52
Add back: Goodwill amortization expense	0.00	0.02

Pro forma	$0.19	$0.54

      Sanmina-SCI has certain identifiable intangible assets that are subject to amortization. These intangibles relate to customer lists, developed technology, trademarks and other intangibles with useful lives from ten to thirty years. Sanmina-SCI has certain identifiable intangibles that are not subject to amortization due to their indefinite lives. During the first six months of fiscal 2002, there were no additions to identifiable intangible assets that were subject to amortization. Intangible asset amortization expense for the three months and six months ended March 30, 2002 was approximately $1.3 million and $2.7 million, respectively. The components of intangible assets are as follows (in thousands):

	March 30, 2002			September 29, 2001

	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangibles	$73,926	$28,271	$45,655	$73,926	$25,541	$48,385
Non-amortized intangibles	11,241	5,095	6,146	11,241	5,095	6,146

Total	$85,167	$33,366	$51,801	$85,167	$30,636	$54,531

      Expected future estimated annual amortization expense is as follows:

Fiscal years:
2002 (remaining six months)	$2,382
2003	5,112
2004	5,112
2005	5,112
2006	5,112
Thereafter	22,825

$45,655

      Related Party transactions — During the six months ended March 30, 2002, a member of the Board of Directors and the Secretary of the Board of Directors of Sanmina-SCI were also members of the law firm Wilson Sonsini Goodrich and Rosati, Professional Corporation, Palo Alto, California (“WSGR”). Sanmina-

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SCI plans to retain WSGR as its legal counsel throughout fiscal 2002. Sanmina-SCI paid WSGR approximately $1.5 million during the six months ended March 30, 2002.

      Merger costs for the SCI acquisition included, a payment of $13.1 million to Merrill Lynch & Co., whose former chairman of its Global Technology Investment Banking Group is a current director of Sanmina-SCI.

      Revenue Recognition — Sanmina-SCI generally recognizes revenue at the point of shipment to its customers, under the contractual terms which are FOB shipping point or when services have been performed. Sanmina-SCI also derives revenues from sales of certain inventory, including raw materials, to customers who reschedule, amend or cancel purchase orders after Sanmina-SCI has procured inventory. Title transfers upon shipment and the customer assumes risks and rewards of ownership of the product. In some cases, Sanmina-SCI will recognize revenue upon receipt of shipment by the customer or its designated location. Except in specific circumstances, there are no formal customer acceptance requirements or further Sanmina-SCI obligations subsequent to shipment. In specific circumstances in which there are such requirements or further Sanmina-SCI obligations, revenue is recognized at the point of said formal acceptance and upon completion of said obligations. Where appropriate, provisions are made for estimated warranty and return costs.

      Recent Accounting Pronouncements — In October 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. Sanmina-SCI is currently assessing the impact of SFAS 143 on its financial position, results of operations and cash flows as well as timing of its adoption.

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.” The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. Sanmina-SCI is currently assessing the impact of SFAS 144 on its financial position, results of operations and cash flows as well as timing of its adoption.

Note 3 — Business Combinations

     Fiscal 2002

      In January 2002, Sanmina-SCI entered into an agreement with International Business Machines Corporation (“IBM”) under which IBM agreed to outsource a significant portion of its desktop personal computer manufacturing needs to Sanmina-SCI and Sanmina-SCI would acquire IBM’s NetVista desktop manufacturing operations located in Research Triangle Park, North Carolina and Greenock, Scotland. As part of the agreement, Sanmina-SCI would acquire certain IBM buildings and equipment related to the manufacturing and associated logistics in North Carolina and would acquire the right to occupy related manufacturing spaces in Scotland. The transaction was completed in February of 2002. The net cash purchase price for this acquisition was approximately $176.6 million and was accounted for as a purchase business combination. The purchase price was allocated to the fair value of net assets acquired, including inventories, equipment and goodwill. The results of operations for the three months ended March 30, 2002 include the results of this business from the date of acquisition. The purchase price is subject to certain refundable adjustments after the acquisition.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In October 2001, Sanmina-SCI purchased certain assets of Electro Mechanical Solutions (“E-M-Solutions”), a privately-held manufacturer of electronic enclosures. This transaction included the purchase of certain manufacturing operations in the United States, as well as the stock of E-M-Solutions subsidiaries incorporated in Mexico and Northern Ireland. The net cash purchase price for this transaction was $91.4 million. Sanmina-SCI recorded this transaction as a purchase business combination and the consolidated financial statements include the operating results of E-M-Solutions from the date of acquisition.

      During the six months ended March 30, 2002 Sanmina-SCI also completed several immaterial acquisitions including a manufacturer of complex enclosure systems with facilities in Shenzhen China and a sales office in Hong Kong, a United States cable manufacturer and a design center.

      Pro forma results of operations have not been presented for any of the above acquisitions because the effects of these acquisitions were not material on either an individual or aggregate basis. The goodwill resulting from the above immaterial acquisitions during the six months ended March 30, 2002 is approximately $171.5 million. The majority of this goodwill is deductible for tax purposes.

      On July 13, 2001, Sanmina entered into a definitive merger agreement with SCI Systems, Inc (“SCI”). On December 6, 2001, the merger was completed. SCI Systems, Inc. (“SCI”) merged with a wholly owned subsidiary of Sanmina Corporation, such that SCI became a wholly owned subsidiary of Sanmina-SCI. Under the terms of the merger, SCI stockholders received 1.36 shares of Sanmina common stock for each share of SCI common stock. In addition, Sanmina-SCI issued options to purchase shares of Sanmina-SCI common stock in exchange for each issued and outstanding SCI option. The transaction was accounted for as a purchase business combination. The purchase price is preliminarily allocated as follows:

Net tangible assets acquired	$138,645
Deferred compensation related to options	4,562
Goodwill	4,267,784

Total purchase price	$4,410,991

      The total purchase price of approximately $4.4 billion consists of approximately 200.6 million shares of Sanmina-SCI common stock with a fair value of approximately $4.2 billion, 13.0 million vested and unvested stock options with a fair value of $203.0 million, of which approximately $4.6 million was recorded as deferred compensation related to the intrinsic value of the unvested options, and direct transaction costs of $21.0 million. The value of the 200.6 million shares of Sanmina-SCI common stock used to acquire SCI was based on a per share price of $20.87. This per share price of Sanmina common stock was determined as the average closing market price for the five trading days ending July 17, 2001. The fair value of the SCI common stock options assumed was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.48%, expected life of four years, expected dividend rate of 0% and volatility of 105%. Estimated direct transaction costs of Sanmina-SCI consist primarily of fees for investment bankers, attorneys, accountants, filing costs and financial printing. Sanmina-SCI has recorded $4.3 billion related to goodwill, of which $1.2 billion is related to domestic (U.S.A) operations and $3.1 billion is related to international operations. Of the $4.3 billion recorded for goodwill, the majority is not deductible for tax purposes.

      The purchase price was allocated to the tangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The preliminary allocations above are based on management’s estimate of the purchase accounting at the date of acquisition. The purchase price allocation also includes adjustments to net tangible assets for the closing and consolidation of SCI facilities as a result of the merger. Estimates will continue to be refined and the corresponding adjustments will be reflected in goodwill. The purchase price allocation is subject to revision as management obtains additional information.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revisions include, but are not limited to a contingency based on the outcomes of negotiations regarding the “put” of excess and/or obsolete inventory, on-hand at the date of the SCI acquisition, to customers.

      In connection with the merger, Sanmina changed its corporate name to Sanmina-SCI Corporation and three former members of SCI’s board of directors joined the board of directors of Sanmina-SCI.

      The consolidated financial statements include the operating results of SCI from December 3, 2001, the accounting period close nearest to the acquisition date of December 6, 2001. The net revenues for the three-day period between December 3 and December 6 were approximately $91 million.

      The following unaudited pro forma financial information presents the combined results of operations of Sanmina-SCI and SCI as if the acquisition had occurred as of the beginning of fiscal 2002 and 2001, after giving effect to certain adjustments and related income tax effects.

	Three Months	Six Months	Six Months
	Ended	Ended	Ended
	March 31,	March 30,	March 31,
	2001	2002	2001

	(in thousands, except per share data)
Revenue	$3,197,670	$4,817,469	$7,265,836
Net (loss) income	65,398	(230,547)	242,718
Basic earnings (loss) per share	$0.13	$(0.44)	$0.47
Diluted earnings (loss) per share	$0.12	$(0.43)	$0.45

      The pro forma financial information above includes restructuring charges of $163.8 million and $29.8 million in merger costs incurred by SCI during the first quarter of 2002, prior to its merger with Sanmina-SCI.

      In January 2002, Sanmina-SCI entered into an agreement with Alcatel to purchase manufacturing facilities in Cherbourg, France, Gunzenhausen, Germany, and Toledo, Spain. In connection with the purchase, Sanmina-SCI and Alcatel will enter into a multi-year supply agreement covering the products manufactured at these facilities. The transactions are expected to be completed in Sanmina-SCI’s third and fourth fiscal quarters through separate closings for each facility. The transactions require approval of various regulatory bodies in the United States and Europe and appropriate consultation with worker councils in each location.

     Fiscal 2001

      On March 1, 2001, Sanmina-SCI acquired AB Segerström & Svensson (“Segerström”), a global supplier of integrated enclosure systems headquartered in Sweden. The transaction was structured as a stock-for-stock exchange and was accounted for as a pooling of interests. Under the terms of the agreement, each Segerström common share and convertible debenture was converted into approximately 0.4519 shares of Sanmina-SCI common stock. Sanmina-SCI acquired approximately 94% of the outstanding shares of Segerström pursuant to its offer to acquire Segerström. Sanmina-SCI has commenced a compulsory acquisition process for the remaining shares in accordance with Swedish law and business practice. As of March 30, 2002, Sanmina-SCI has issued approximately 11.6 million shares of common stock in connection with the acquisition of Segerström. This number represents 94% of the outstanding shares and convertible debentures of Segerström, and the remaining 6% will be acquired under the compulsory acquisition process. Segerström has manufacturing facilities in Sweden, Finland, Hungary, Scotland and Brazil.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Merger and Restructuring Costs

      Below is a summary of the activity related to restructuring costs:

		Balance at	SCI	Provision		Balance at
	Nature of	September 29,	Restructuring	Charged to	Charges	March 30,
	Charges	2001	Liability	Operations	Utilized	2002

Cash and Non-Cash Provisions:
Employee severance and related expenses	Cash	$7,731	$83,348	$25,353	$(36,020)	$80,412
Restructuring and other expenses	Cash/ Non-Cash	839	14,098	7,952	(5,128)	17,761
Shut down and consolidation costs of duplicate facilities	Cash	36,545	—	19,860	(16,524)	39,881
Write-off of impaired or redundant fixed assets	Non-Cash	—	10,135	61,423	(71,558)	—

Total restructuring accrual		$45,115	$107,581	$114,588	$(129,230)	$138,054

     Fiscal 2002

      In October 2001, due to the continued slowdown in the EMS industry and the economy worldwide, Sanmina-SCI approved a plan to close certain manufacturing facilities throughout North America and Europe, and merge operations from these facilities into existing manufacturing facilities within the same regions. These plant closures will eliminate duplicate facilities and better align capacity to the reduced levels of customer demand and increase efficiencies. The recorded costs as of March 30, 2002, expected for involuntary employee terminations associated with these closures was $21.0 million. As of March 30, 2002, 1,002 employees have been terminated for an approximate cost of $9.0 million and the balance of the terminations will be completed by October 2002. Sanmina-SCI also incurred restructuring costs related to non-cancelable lease payments (assuming sublease income of zero) for properties permanently vacated and other costs of $28.4 million of which approximately $7.7 million was utilized during the six month period ended March 30, 2002. Additionally, approximately $5.3 million of previously recorded charges were reversed in the same period for one facility that, based on a change in customer requirements in the three months ending March 30, 2002, is not being closed. Management estimates of the time to sublet properties permanently vacated and estimate of sublease income are subject to change based on actual events. Asset related write-offs of $54.1 million consisted of excess equipment and leasehold improvements to facilities that were permanently vacated and whose estimated fair market value by management were zero. The closing of the plants discussed above as well as all other related activities are expected to be completed by October 2002.

      In December 2001, Sanmina-SCI acquired SCI Corporation in a purchase business combination. As part of the acquisition of SCI, Sanmina-SCI recorded an assumed liability, based on management’s plan in accordance with EITF 94-3, for expected involuntary employee termination costs of approximately $7.4 million for 158 employee positions. As of March 30, 2002, 100 employees have been terminated for an approximate cost of $4.0 million. The balance of the remaining terminations are expected to be completed by June 2002. Sanmina-SCI also recorded an assumed liability of $2.3 million related to plant consolidations and closures of which $0.2 million has been paid through March 30, 2002.

      As part of the acquisition of SCI, Sanmina-SCI also recorded in accordance with EITF 95-3, expected involuntary employee termination costs of approximately $75.9 million. As of March 30, 2002, 2,538 employees have been terminated at a cost of $14.0 million. The terminations are expected to be completed by December 2002. Sanmina-SCI also incurred restructuring costs related to lease payments (less any applicable sublease income) for properties permanently vacated and other costs of $17.2 million. Approximately $1.4 million was utilized during the four month period ended March 30, 2002. Approximately $5.4 million of previously recorded charges were reversed in the same period for one facility, which due to a change in

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer requirements in the three months ending March 30, 2002, was not closed. Asset related write-offs of $10.1 million consisted of excess equipment and leasehold improvements to facilities that were permanently vacated and whose estimated fair market value were zero. The closing and consolidation of the plants discussed above are expected to be completed by December 2002.

      Merger costs incurred by SCI of $29.8 million were recorded in fiscal 2002. The liability for SCI merger fees as of the merger date was approximately $17.1 million and consisted of fees for investment banking, accounting, legal and related fees and expenses for the SCI acquisition. Merger costs of approximately $16.0 million were paid by March 30, 2002. The remaining amounts will be paid in fiscal 2002.

     Fiscal 2001

      In March 2001, Sanmina-SCI acquired Segerstrom in a pooling of interests business combination. Sanmina-SCI recorded in accordance with EITF 94-3, expected involuntary employee termination costs of approximately $7.2 million for 470 employee positions. As of March 30, 2002, all identified employees have been terminated. Sanmina-SCI also incurred restructuring costs of $5.2 million related to consolidation of duplicate facilities primarily in Europe. Costs utilized during the first six months of 2002 were $1.3 million for severance costs, $1.3 million for facility exit and other costs and $2.6 million related to merger costs. Sanmina-SCI reversed $1.5 million in severance costs as a result of actual costs incurred being less then originally estimated.

      In July 2001, due to the slowdown in the EMS industry and the economy worldwide, Sanmina-SCI closed certain manufacturing facilities throughout North America and Europe, and merged operations from these facilities into existing manufacturing facilities within the same regions. These plant closures were made to eliminate duplicate facilities to better align capacity to reduced levels of customer demand. Concurrent with the plant closures, Sanmina-SCI reduced its workforce in the same regions by 2,967 people for an estimated cost of $18.2 million. During the six months ended March 30, 2002, an additional severance amount of approximately $5.8 million was recorded based upon revised estimates obtained. During the quarter ended March 30, 2002, 812 employees have been terminated for an approximate cost of $7.7 million. During the six months ended March 30, 2002, Sanmina-SCI also incurred restructuring costs related to lease payments (less any applicable sublease income) for properties permanently vacated and other costs of $5.3 million. Approximately $11.1 million was utilized for lease payments. Sanmina-SCI incurred additional asset related write-offs of $9.2 million consisting of excess equipment and leasehold improvements to facilities that were permanently vacated and whose estimated fair market value were zero. Sanmina-SCI, during the six-month period ended March 30, 2002, reversed $2.5 million, of which $1.9 million related to excess equipment and $0.6 million related to shutdown of duplicate facilities, based upon revised estimates obtained. The closing of the plants discussed above are expected to be completed by the fourth quarter of fiscal 2002.

Note 5 — Comprehensive Income

      SFAS No. 130 “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report “comprehensive income” that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity. Comprehensive income (loss) for Sanmina-SCI consists of net income (loss) plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments, net of tax effects. Comprehensive income (loss) adjustments were $(2.9) million and $(4.5) million, for the three months ended March 30, 2002 and March 31, 2001, respectively and $(7.7) million and $(2.9) million, for the six months ended March 30, 2002 and March 31, 2001, respectively. Comprehensive income (loss) for the three months ended March 30, 2002 and March 31, 2001 was $(42.2) million and $57.7 million, respectively and for the six months ended March 30, 2002 and March 31, 2001 was $(92.3) million and $175.3 million, respectively. As of March 30,

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002, the cumulative unrealized holding gain on investments and cumulative foreign currency translation adjustments were $0.3 million and $(26.1) million, respectively. As of March 31, 2001, the cumulative unrealized holding gain on investments and cumulative foreign currency translation adjustments was $3.3 million and $(17.4) million, respectively.

Note 6 — Inventories

      Inventories are stated at the lower of cost or market (first-in, first-out method). Cost includes labor, material and manufacturing overhead. Provisions when required are made to reduce excess inventories to their estimated net realizable values. It is possible that estimates of net realizable values can change in the near term. The components of inventories, net of provision, are as follows (in thousands):

	As of

	March 30,	September 29,
	2002	2001

Raw materials	$818,324	$356,939
Work-in-process	313,540	57,886
Finished goods	171,115	88,997

	$1,302,979	$503,822

Note 7 — Earnings per Share (“EPS”)

      Basic EPS was computed by dividing net income by the weighted average number of shares of common stock outstanding during the second quarter of fiscal 2002 and 2001 and for the six month periods for fiscal 2002 and 2001. Diluted EPS for the second quarter of fiscal 2002 and 2001 and for the six month periods for fiscal 2002 and 2001 include dilutive common stock equivalents using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock, if dilutive. For the quarters ended March 30, 2002 and March 31, 2001, 40,457,519 and 10,908,217 potentially dilutive shares from the conversion of the convertible subordinate debt and after-tax interest expense of $12.9 million and $4.8 million, respectively, were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. For the six months ended March 30, 2002 and March 31, 2001, 40,457,519 and 10,761,116 potentially dilutive shares from the conversion of the convertible subordinate debt and after-tax interest expense of $20.9 million and $9.6 million, respectively, were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. Reconciliations of net income and weighted

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average number of shares used for the diluted earnings per share computations for the second quarter of fiscal 2002 and 2001 and for the six month periods for fiscal 2002 and 2001 are as follows:

	Three Months Ended		Six Months Ended

	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001

	(in thousands, except per share amounts)
Net (loss) income	$(39,314)	$62,245	$(84,537)	$178,196
Interest expense, net of tax, related to convertible subordinated debt	—	2,577	—	5,228

(Loss) income for calculating earnings per share	$(39,314)	$64,822	$(84,537)	$183,424

Weighted average number of shares outstanding during the period	521,762	318,879	448,323	317,730
Weighted average number of shares for stock options outstanding during the period	—	14,347	—	15,701
Weighted average number of shares if convertible subordinated debt were converted	—	15,789	—	15,958

Weighted average number of shares	521,762	349,015	448,323	349,389

Diluted (loss) earnings per share	$(0.08)	$0.19	$(0.19)	$0.52

Note 8 — Long-Term Debt

      Long-term debt consists of the following (in thousands):

	As of

	March 30,	September 29,
	2002	2001

Convertible Subordinated Notes due 2004	$350,000	$350,000
9 1/2% Senior Subordinated Notes due 2008	—	12,121
Convertible Subordinated Notes due 2012	—	2,135
Zero Coupon Convertible Subordinated Notes due 2020	798,561	783,821
Long-Term Notes due through 2006	6,810	—
Convertible Subordinated Notes due 2007	565,650	—
Revolving Credit Agreements	600,000	6,150
Obligations under Capital Leases with Interest Rates ranging from 7.0% to 7.75%	7,738	10,182
Bank Loans due through August 2010, at rates ranging from 4.63% to 6.10%	63,860	69,999

Total	2,392,619	1,234,408
Less: Current Portion	(260,091)	(15,800)

Total Long-Term Debt	$2,132,528	$1,218,608

      9 1/2% Senior Subordinated Notes due 2008 — On May 18, 1998, Hadco issued $200.9 million aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2008 (the “9 1/2% Notes”). Interest on the 9 1/2% Notes is payable semi-annually on each June 15 and December 15 and commenced December 15, 1998. The 9 1/2% Notes are redeemable at the option of Hadco, in whole or in part, at any time on or after June 15, 2003, at 104.75% of their principal amount, plus accrued interest, with such percentages declining ratably to 100% of

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their principal amount, plus accrued interest. In addition, at any time prior to June 15, 2003, Hadco may redeem the 9 1/2% Notes, at its option, in whole or in part, at a price equal to the principal amount thereof, together with accrued interest, plus the applicable premium (as defined in the Indenture governing the 9 1/2% Notes). The 9 1/2% Notes are guaranteed, on a senior subordinated basis, by each of certain Hadco subsidiaries. The net proceeds of $193.8 million received by Hadco from the issuance of the 9 1/2% Notes, was used to repay outstanding indebtedness incurred to, among other things, finance acquisitions.

      In July 2000, Sanmina-SCI initiated an offer to purchase the 9 1/2% Notes. The offer to redeem was required by the terms of the Indenture under which the 9 1/2% Notes were issued as a result of a change in control provision when Sanmina-SCI acquired Hadco. The redemption was at 101% of the principal amount of the 9 1/2% Notes. On August 24, 2000, Sanmina-SCI redeemed $187.9 million of the outstanding 9 1/2% Notes. The redemption premium and deferred debt costs related to the 9 1/2% Notes were expensed by Sanmina-SCI in the fourth quarter of fiscal 2000. Costs of approximately $5.0 million, net of tax, were reflected as an extraordinary charge relating to the early extinguishment of this debt. During the first quarter of fiscal 2002, Sanmina-SCI repurchased the majority of the remaining outstanding notes through the open market. During the quarter ended March 30, 2002, the balance was repurchased through open market transactions. As of March 30, 2002, there was zero outstanding.

      Long Term Notes due through 2006 — SCI’s subsidiaries have notes with various institutions, maturing through 2006 amounting to $6.8 million at March 30, 2002. Substantially all of the notes bear variable interest rates ranging from 3.0% to 7.5%, as of March 30, 2002.

      Convertible Subordinated Notes due 2007 — In March 2000, SCI issued $575 million of 3% convertible subordinated notes (the “3% Notes”) maturing March 15, 2007. The 3% Notes are convertible into Sanmina-SCI common stock at $41.34 per share. Sanmina-SCI may redeem the 3% Notes on or after May 20, 2003, although there is no mandatory redemption prior to final maturity.

      Revolving Credit Agreements — In December 2001, Sanmina-SCI entered into a $750 million revolving credit facility consisting of a $250 million 364-day credit facility and a $500 million three-year credit facility with a syndicate of banks. This facility also allows for the utilization of letters of credit with certain requirements. As of March 30, 2002, no letters of credit were outstanding under this agreement. Approximately $250 million from the proceeds of loans under the 364-day credit facility and $350 million from the proceeds of loans under the three-year facility together with approximately $385 million of cash was used to repay certain indebtedness of SCI, a majority of which indebtedness became due and payable pursuant to change of control provisions in connection with Sanmina-SCI’s acquisition of SCI. These credit agreements bear variable interest based on a defined bank rate, and bank facility and commitment fees, which totaled 3.38% for both the 364-day credit facility and for the three-year credit facility at March 30, 2002. The agreements contain certain covenants, which requires Sanmina-SCI to maintain certain ratios for net worth, interest coverage, and leverage. As of March 30, 2002 Sanmina-SCI was in compliance with these covenants. In connection with these facilities, Sanmina-SCI incurred costs of approximately $3.7 million that are capitalized in the balance sheet and amortized over the life of the respective agreements.

      Asset Securitization — In March 2002, Sanmina-SCI amended an existing Sanmina-SCI asset securitization agreement that gives it the option to periodically transfer undivided percentage ownership interests, of up to $200 million, in a revolving pool of the Sanmina-SCI’s eligible trade receivables to a conduit administered by an independent financial institution. The amended agreement is currently inactive. The agreement, which expires in December 2002, is subject to renewal annually.

      Under the terms of the agreement, certain wholly owned operating subsidiaries of Sanmina-SCI transfer trade receivables to a wholly owned limited purpose subsidiary and the conduit, or third party purchasers, purchase an undivided ownership interest in those receivables from the limited purpose subsidiary. All intercompany activity in the Condensed Consolidated Financials Statements related to these transactions is

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eliminated between the wholly owned subsidiaries of Sanmina-SCI. The limited purpose subsidiary has been structured to be legally separate from Sanmina-SCI and bankruptcy remote; however, the limited purpose subsidiary is consolidated for accounting purposes. The eligible receivables purchased by the conduit may increase or decrease over time, depending on the characteristics of the limited purpose subsidiary’s receivables, including delinquency rates and debtor concentrations.

      As of March 30, 2002, receivables transferred by Sanmina-SCI to the limited purpose subsidiary amounted to $264 million, of which zero has been sold to the third-party purchasers and zero has been derecognized in the accompanying Condensed Consolidated Balance Sheet. The net amount of $264 million held by the limited purpose subsidiary is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheet. Loss on sale (discount) of the trade receivables of $1.5 million and related fees of $312,000 for the six months ended March 30, 2002 are included in interest expense in the accompanying condensed Consolidated Statement of Operations. The conduit has a secured interest in the total transferred receivables up to the amount of outstanding purchases of the accounts receivable by the conduit. For the six months ended March 30, 2002, Sanmina-SCI paid the conduit net cash of $211.0 million, which is the net accounts receivable repurchased by Sanmina-SCI from the conduit since the date of the acquisition of SCI.

      Sanmina-SCI services the receivables transferred to the limited purpose subsidiary on behalf of the conduit and receives a servicing credit, which management has determined approximates market compensation for these services. Sanmina-SCI pays commitment fees of up to 0.30% for unused amounts under the asset securitization line, program fees of up to 0.35% of outstanding amounts and facility fees of up to 0.175%. Sanmina-SCI is subject to certain financial covenants contained in the agreement, including maintaining certain ratios for net worth, interest coverage, and leverage.

Note 9 — Business Segments and Concentration of Credit Risk

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

      Sanmina-SCI’s chief operating decision maker is the Chief Operating Officer. Based on the evaluation of financial information by the Chief Operating Officer, management currently believes that Sanmina-SCI operates in two geographic segments, domestic (U.S.A.) and international operations. Revenues are attributable to the country in which the product is manufactured. During the three months and six months ended March 30, 2002, there was one foreign country, Mexico, with material revenue. Revenues, operating income and long-lived assets from Mexico were $278 million, $3.3 million, and $106 million, respectively. During the three months and six months ended March 31, 2001, there were no material assets or revenues from any individual foreign country. Each segment manufactures, tests and services a full spectrum of complex printed circuit boards, custom backplane interconnect devices, electronic assembly services and integrated enclosure systems. The chief operating decision maker evaluates performance based upon each

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segment’s operating income. Operating income is defined as income before interest income or interest expense and taxes. The following summarizes financial information by geographic segment (in thousands):

	Three Months Ended March 30, 2002			Six Months Ended March 30, 2002

	Domestic	International	Total	Domestic	International	Total

Sales	$967,402	$1,084,043	$2,051,445	$1,466,160	$1,548,275	$3,014,435
Intersegment	49,858	309,938	359,796	96,953	430,314	527,267

Total	$1,017,260	$1,393,981	$2,411,241	$1,563,113	$1,978,589	$3,541,702
Operating (loss) income	$(36,641)	$7,068	$(29,573)	$(79,570)	$(13,052)	$(92,622)

	Three Months Ended March 31, 2001			Six Months Ended March 31, 2001

	Domestic	International	Total	Domestic	International	Total

Sales	$890,564	$265,007	$1,155,571	$1,974,663	$599,959	$2,574,622
Intersegment	35,567	—	35,567	102,087	—	102,087

Total	$926,131	$265,007	$1,191,138	$2,076,750	$599,959	$2,676,709
Operating income	$81,163	$12,394	$93,557	$232,531	$40,747	$273,278

	As of

	March 30,	September 29,
	2002	2001

Long Lived Assets (excludes goodwill and intangibles):
Domestic	$757,094	$604,474
International	540,709	158,167

Total	$1,297,803	$762,641

      Although Sanmina-SCI seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina-SCI’s net sales. During the three months ended March 30, 2002 and March 31, 2001, sales to Sanmina-SCI’s ten largest customers accounted for 66.2% and 51.8% respectively, of Sanmina-SCI’s net sales. For the six months ended March 30, 2002 and March 31, 2001, sales to Sanmina-SCI’s ten largest customers accounted for 61.4% and 52.4% respectively, of Sanmina-SCI’s net sales. In the three and six months ended March 30, 2002, two of Sanmina-SCI’s customers individually represented over 10.0% of net sales. In the three and six months ended March 31, 2001, none of Sanmina-SCI’s customers individually represented over 10.0% of net sales.

Note 10 — Subsequent Event

      In April 2002, Sanmina-SCI announced that its Audit Committee recommended, and its Board of Directors approved, the engagement of KPMG LLP as the company’s independent auditors for its 2002 fiscal year, replacing Arthur Andersen LLP.

      In April 2002, Sanmina-SCI completed the purchase of the Alcatel, Gunzenhausen, Germany facility (see Note 3).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Keep these risk factors in mind when you read “forward-looking” statements elsewhere in this report and in other reports and documents filed by Sanmina-SCI with the Securities and Exchange Commission. These are statements that relate to our expectations for future events and time periods. Generally, the words “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

General

      Sanmina-SCI Corporation (“Sanmina-SCI”) was incorporated in Delaware in May 1989 to acquire its predecessor company, which had been in the printed circuit board and backplane business since 1980. In 2001, Sanmina-SCI acquired SCI Systems, Inc., and formally changed its name to Sanmina-SCI Corporation. Sanmina-SCI is a leading independent provider of customized integrated electronic manufacturing services (“EMS”), including turnkey electronic assembly and manufacturing management services, to original equipment manufacturers (“OEMs”) in the electronics industry. Markets served by Sanmina-SCI include communications, personal computer, high-end computing, multimedia entertainment, medical, industrial, and aerospace and defense industries. Sanmina-SCI’s customers include major industry leaders such as Alcatel, Cisco Systems, Compaq, Dell Computer, Echostar, Ericsson, Hewlett-Packard, Nokia, Nortel Networks, Phillips and Tellabs. Sanmina-SCI is a vertically integrated electronic manufacturing service provider primarily in the design and manufacture of complex printed circuit board assemblies using surface mount (“SMT”) and pin-through hole (“PTH”) interconnection technologies, the manufacture of custom designed backplane assemblies, fabrication of complex multi-layered printed circuit boards, metal stamping and plating, electronic enclosure systems, subsystem assembly, testing, and assembly of completed systems and direct order fulfillment with repair depot services. In addition to assembly, turnkey manufacturing management also involves procurement and materials management, distribution, logistics and after sales services as well as consultation on printed circuit board design and manufacturing. Sanmina-SCI also manufactures custom cable and wire harness assemblies.

      Sanmina-SCI manufactures its products in 101 decentralized plants, consisting of 67 electronics assembly facilities, 9 printed circuit board fabrication facilities, 6 cable assembly facilities, 18 enclosure assembly facilities and 1 other manufacturing facility, located both domestically and internationally. Sanmina-SCI has electronics assembly, printed circuit fabrication, enclosure manufacturing, cable manufacturing and global technology solution centers; domestically in Alabama, Arizona, California, Colorado, Kentucky, Maine, Maryland, Massachusetts, Minnesota, New Hampshire, New York, North Carolina, South Dakota, Texas, Utah, Virginia and Wisconsin; and internationally in Australia, Brazil, Canada, China, England, Finland, France, Hungary, Israel, Ireland, Japan, Malaysia, Mexico, The Netherlands, Scotland, Singapore, Spain, Sweden, Taiwan, and Thailand. In addition to these facilities, Sanmina-SCI has a 49.9% ownership interest in INBOARD, the remainder of which is owned by Siemens AG. INBOARD is a manufacturer of complex printed circuit boards and is located in Germany.

Recent Acquisitions

      In January 2002, Sanmina-SCI entered into an agreement with International Business Machines Corporation (“IBM”) under which IBM agreed to outsource a significant portion of its desktop personal computer manufacturing needs to Sanmina-SCI and Sanmina-SCI would acquire IBM’s NetVista desktop manufacturing operations located in Research Triangle Park, North Carolina and Greenock, Scotland. As part of the agreement, Sanmina-SCI would acquire certain IBM buildings and equipment related to the manufacturing and associated logistics in North Carolina and would acquire the right to occupy related manufacturing spaces in Scotland. The transaction was completed in February of 2002. The net cash purchase price for this acquisition was approximately $176.6 million and was accounted for as a purchase business combination. The purchase price was allocated to the fair value of net assets acquired, including inventories, equipment and goodwill. The results of operations for the three months ended March 30, 2002 include the results of this business from the date of acquisition. The purchase price is subject to certain refundable adjustments after the acquisition.

      In October 2001, Sanmina-SCI purchased certain assets of Electro Mechanical Solutions (“E-M-Solutions”), a privately-held manufacturer of electronic enclosures. This transaction included the purchase of certain manufacturing operations in the United States, as well as the stock of E-M-Solutions subsidiaries incorporated in Mexico and Northern Ireland. The net cash purchase price for this transaction was $91.4 million. Sanmina-SCI recorded this transaction as a purchase business combination and the consolidated financial statements include the operating results of E-M-Solutions from the date of acquisition.

      During the six months ended March 30, 2002 Sanmina-SCI also completed several immaterial acquisitions including a manufacturer of complex enclosure systems with facilities in Shenzhen China and a sales office in Hong Kong, a United States cable manufacturer and a design center.

      Pro forma results of operations have not been presented for any of the above acquisitions because the effects of these acquisitions were not material on either an individual or aggregate basis. The goodwill resulting from the above immaterial acquisitions during the six months ended March 30, 2002 is approximately $171.5 million. The majority of this goodwill is deductible for tax purposes.

      On December 6, 2001, SCI Systems, Inc. (“SCI”) merged with a wholly owned subsidiary of Sanmina Corporation and following the transaction SCI became a wholly owned subsidiary of Sanmina-SCI. Under the terms of the merger, SCI stockholders received 1.36 shares of Sanmina common stock for each share of SCI. The transaction was accounted for as a purchase business combination. The purchase price was preliminarily allocated as follows:

Net tangible assets acquired	$138,645
Deferred compensation related to options	4,562
Goodwill	4,267,784

Total purchase price	$4,410,991

      The total purchase price of approximately $4.4 billion consists of approximately 200.6 million shares of Sanmina-SCI common stock with a fair value of approximately $4.2 billion, 13.0 million vested and unvested stock options with a fair value of $203.0 million, of which approximately $4.6 million was recorded as deferred compensation related to the intrinsic value of the unvested options, and current direct transaction costs of 17.0 million with anticipated final transaction costs of $21.0 million. Sanmina-SCI has recorded $4.3 billion related to goodwill, of which $1.2 billion is related to domestic (U.S.A.) operations and $3.1 billion is related to international operations. Of the $4.3 billion recorded for goodwill, the majority is not deductible for tax purposes.

      In connection with the merger, Sanmina changed its corporate name to Sanmina-SCI Corporation and three former members of SCI’s board of directors joined the board of directors of Sanmina-SCI. As a result of the merger, Sanmina-SCI has a manufacturing presence in over 20 countries.

      In January 2002, Sanmina-SCI entered into an agreement with Alcatel to purchase manufacturing facilities in Cherbourg, France, Gunzenhausen, Germany, and Toledo, Spain. In connection with the purchase, Sanmina-SCI and Alcatel will enter into a multi-year supply agreement covering the products manufactured at these facilities. The transactions are expected to be completed in Sanmina-SCI’s third and fourth fiscal quarters through separate closings for each facility. The transactions require approval of various regulatory bodies in the United States and Europe and appropriate consultation with worker councils in each location. In April 2002, Sanmina-SCI completed the purchase of the Alcatel, Gunzenhausen, Germany facility.

Critical Accounting Policies

      Management Estimates and Uncertainties — The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, and reserves for inventory and environmental matters. Actual results could materially differ from these estimates.

      Revenue Recognition — Sanmina-SCI generally recognizes revenue at the point of shipment to its customers, under the contractual terms which are FOB shipping point or when services have been performed. Sanmina-SCI also derives revenues from sales of certain inventory, including raw materials, to customers who reschedule, amend or cancel purchase orders after Sanmina-SCI has procured inventory. Title transfers upon shipment and the customer assumes risks and rewards of ownership of the product. In some cases, Sanmina-SCI will recognize revenue upon receipt of shipment by the customer or its designated location. Except in specific circumstances, there are no formal customer acceptance requirements or further Sanmina-SCI obligations subsequent to shipment. In specific circumstances in which there are such requirements or further Sanmina-SCI obligations, revenue is recognized at the point of said formal acceptance and upon completion of said obligations. Where appropriate, provisions are made for estimated warranty and return costs.

      Financial Instruments and Concentration of Credit Risk — Financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt obligations. The fair value of these financial instruments approximates their carrying amount except for the 9 1/2% Senior Subordinated Notes due 2008 (“the 9 1/2% Notes”), at September 29, 2001. The fair value of the 9 1/2% Notes was $13.0 million with a carrying amount of $12.1 million at September 29, 2001. The 9 1/2% Notes were repurchased in full, through open market transactions, as of March 30, 2002.

      Financial instruments that subject Sanmina-SCI to credit risk consist of cash and cash equivalents, short-term investments and trade accounts receivable. Sanmina-SCI maintains the majority of its cash, cash equivalents and short-term investment balances with financial institutions. Sanmina-SCI has not experienced any significant losses on these investments to date. The most significant credit risk is the ultimate realization of its accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of its customers, and (iii) frequent contact with its customers, especially its most significant customers, thus enabling Sanmina-SCI to monitor current changes in business operations and to respond accordingly. Sanmina-SCI considers these concentrations of credit risks in establishing its allowance for doubtful accounts and management believes these allowances are adequate. Sanmina-SCI has one customer representing greater than 10.0% of gross accounts receivable.

      Inventories — Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Provisions, when required, are made to reduce excess inventories to their estimated net realizable values. It is possible that estimates of net realizable values can change in the near term.

      Exit Costs — Sanmina-SCI recognized infrequent charges in each of fiscal years 2002 and 2001 related to our plans to exit certain activities resulting in the identification of duplicate manufacturing and administrative facilities for closure or consolidation. In connection, with our exit activities, Sanmina-SCI recorded infrequent charges for employee termination costs, long-lived asset impairments and other exit-related costs. These charges were incurred pursuant to formal plans developed by management. The recognition of the infrequent charges required that we make certain judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity. The estimates of future liabilities may change, requiring the recording of additional infrequent charges or the reduction of liabilities already recorded. At the end of each reporting period, Sanmina-SCI evaluates the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provision are for their intended purposes in accordance with developed exit plans. Refer to Note 4 “Merger and Restructuring Costs” of the Notes to the Condensed Consolidated Financials Statements” in Item 1 “Interim Financial Statements” for further discussion of our restructuring activities

      Impairment of Long-Lived Assets — Sanmina-SCI reviews long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” An asset is considered impaired if its carrying amount (including the unamortized portion of goodwill allocated to the asset) exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, including the allocated goodwill, if any, exceeds its fair market value. Sanmina-SCI assesses the recoverability of its long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows derived from such assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company’s average cost of funds.

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.” The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. Sanmina-SCI is currently assessing the impact of SFAS 144 on its financial position, results of operations and cash flows as well as timing of its adoption.

      Goodwill and Intangibles — Costs in excess of tangible assets acquired and liabilities assumed are recorded as goodwill and intangibles. Sanmina-SCI has certain identifiable intangible assets that are subject to amortization. These intangibles relate to customer lists, developed technology, trademarks and other intangibles with useful lives from ten to thirty years. Sanmina-SCI has certain identifiable intangibles that are not subject to amortization due to their infinite lives. As part of the adoption of SFAS No. 142, Sanmina-SCI will no longer amortize goodwill or intangible assets with indefinite lives related to existing goodwill and intangible assets or related to acquisitions subsequent to July 1, 2001. Sanmina-SCI will test for impairment of goodwill at least annually and will use a two-step approach to assess any impairment to goodwill at the established reporting unit level. Sanmina-SCI will reassess the value and useful lives of goodwill and intangible assets previously recorded in connection with prior acquisitions. Sanmina-SCI elected to early adopt SFAS 142 in the first quarter of fiscal 2002 and will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $22 million, based on anticipated amortization for fiscal 2002. At March 30, 2002, unamortized goodwill approximated $4.7 billion. Sanmina-SCI will evaluate goodwill, at least, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Sanmina-SCI has completed the first step of the transitional goodwill impairment test and has determined that no potential impairment exits. As a result, Sanmina-SCI has recognized no transitional impairment loss in fiscal 2002 in connection with the adoption of SFAS 142. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Results of Operations

      The following table sets forth, for the three months and six months ended March 30, 2002 and March 31, 2001, certain items as a percentage of net sales. The consolidated financial statements include the operating results of SCI from December 3, 2001, the accounting close nearest to the acquisition date of December 6, 2001. The net revenues for this three-day period between December 3 and December 6 were $91 million. The table and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

	Three Months Ended		Six Months Ended

	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	95.8	83.8	95.6	83.0

Gross profit	4.2	16.2	4.4	17.0

Operating expenses:
Selling, general and administrative	3.2	5.7	3.7	5.4
Amortization of goodwill and intangibles	0.1	0.5	0.1	0.5
Merger costs	—	1.1	—	0.5
Restructuring costs	2.1	1.0	3.2	0.4

Total operating expenses	5.4	8.3	7.0	6.8

Operating income (loss)	(1.2)	7.9	(2.6)	10.2
Other income (expense), net	(0.9)	0.5	(0.9)	0.5

Income (loss) before provision for income taxes	(2.1)	8.4	(3.5)	10.7
Provision (benefit) for income taxes	(0.5)	3.2	(1.1)	4.0

Net income (loss)	(1.6)%	5.2%	(2.4)%	6.7%

      Net sales for the second quarter of fiscal 2002 increased by 100% to $2.4 billion from $1.2 billion in the corresponding quarter of the prior year. For the six months ended March 30, 2002, sales increased by 32.3% to $3.5 billion from $2.7 billion in the first six months ended March 31, 2001. The increase in net sales for the second quarter and six month period of fiscal 2002 over the same period in fiscal 2001, was primarily the result of the acquisition of SCI Systems in December 2001. The results for both the three and six month period of 2002 have been impacted by the continuing downturn in economic conditions worldwide, in the electronics industry in general and the communications sector in particular. This downturn has had a significant impact on our customers and their end markets during the last twelve months. These economic conditions have led to a reduced demand for services provided by Sanmina-SCI and other EMS companies.

      The following summarizes financial information by geographic segment (in thousands):

	Three Months Ended March 30, 2002			Six Months Ended March 30, 2002

	Domestic	International	Total	Domestic	International	Total

Sales	$967,402	$1,084,043	$2,051,445	$1,466,160	$1,548,275	$3,014,435
Intersegment	49,858	309,938	359,796	96,953	430,314	527,267

Total	$1,017,260	$1,393,981	$2,411,241	$1,563,113	$1,978,589	$3,541,702
Operating (loss) income	$(36,641)	$7,068	$(29,573)	$(79,570)	$(13,052)	$(92,622)

	Three Months Ended March 31, 2001			Six Months Ended March 31, 2001

	Domestic	International	Total	Domestic	International	Total

Sales	$890,564	$265,007	$1,155,571	$1,974,663	$599,959	$2,574,622
Intersegment	35,567	—	35,567	102,087	—	102,087

Total	$926,131	$265,007	$1,191,138	$2,076,750	$599,959	$2,676,709
Operating income	$81,163	$12,394	$93,557	$232,531	$40,747	$273,278

      Domestic sales for the second quarter of fiscal 2002 increased by 9.8% to $1,017.3 million from $926.1 million and international sales increased by 426.0% to $1,394.0 million from $265.0 million in the corresponding quarter of the prior year. Domestic sales for the first six months of fiscal 2002 decreased by 24.7% to $1.6 billion from $2.1 billion and international sales increased by 229.8% to $2.0 billion from $600.0 million in the corresponding period of the prior year. As a result of the merger with SCI, management’s desire to increase the global footprint of Sanmina-SCI and the general decline in the domestic electronics market, a greater percentage of Sanmina-SCI revenues are generated from international operations.

      The following unaudited pro forma financial information presents the combined results of operations of Sanmina-SCI and SCI as if the acquisition had occurred as of the beginning of fiscal 2002 and 2001, after giving effect to certain adjustments and related income tax effects.

	Three Months	Six Months	Six Months
	Ended	Ended	Ended
	March 31,	March 30,	March 31,
	2001	2002	2001

	(in thousands, except per share data)
Revenue	$3,197,670	$4,817,469	$7,265,836
Net (loss) income	65,398	(230,547)	242,718
Basic earnings (loss) per share	$0.13	$(0.44)	$0.47
Diluted earnings (loss) per share	$0.12	$(0.43)	$0.45

      The pro forma financial information above includes infrequent charges of $163.8 million related to restructuring and $29.8 million in merger costs incurred by SCI during the first quarter of 2002 prior to its merger with Sanmina-SCI.

      Gross margin decreased from 16.2% in the second quarter of fiscal 2001 to 4.2% in the second quarter of fiscal 2002. For the six months ended March 30, 2002, gross margin decreased to 4.4% from 17.0% in the first six months ended March 31, 2001. The decrease in gross margins for the second quarter and six month period of fiscal 2002 was primarily attributable to the addition of lower margin and high volume personal computer business, lower capacity utilization due to the continued economic slowdown in the EMS industry worldwide, competitive pricing pressure, and changes in product and customer mix, as compared to the comparable quarter and six month period of the prior year. Due to increased competition, changes in product and customer mix, and pricing terms negotiated as part of OEM divestiture transactions, Sanmina-SCI may continue to experience fluctuations in gross margins. Changes in customer demand and sales volumes could also result in fluctuations in gross margins. Gross margins may also be impacted by charges related to the writedowns of excess and obsolete inventory and other manufacturing related assets. These writedowns would be related to:

•	inventory written down to lower of cost or market (first-in, first-out method),

•	raw materials held specific to customers who were no longer in business,

•	litigation and

•	changes in customer demand for inventory that resulted in excess quantities on hand.

      Inventory is procured by Sanmina-SCI based on specific customer orders. Correspondingly, customer modifications in orders for inventory previously procured by Sanmina-SCI (e.g. cancellations as well as inventory that is highly customized and therefore not available for use by other customers) resulted in excess and obsolete inventory for the related customers that could not be recovered through put back to vendors or to the specific customer concerned. Due to increased competition, product and customer mix, and pricing structures negotiated in OEM divestiture transactions, including recent transactions and possible future transactions, Sanmina-SCI may continue to experience decreases in gross margins.

      Selling, general and administrative expenses increased from $68.1 million in the second quarter of fiscal 2001 to $78.6 million in the second quarter of fiscal 2002. As a percentage of sales, selling, general and administrative expenses decreased from 5.7% in the second quarter of fiscal 2001 to 3.2% in the second quarter of fiscal 2002. As a percentage of sales, selling, general and administrative expenses decreased from 5.4% for the six months of fiscal 2001 to 3.7% for the first six months of fiscal 2002. The decrease in selling, general and administrative expense as a percentage of sales was primarily due to Sanmina-SCI’s ability to respond quickly to marketplace challenges and cost effectively scale back our operations. For the six months ended March 30, 2002, selling, general, and administrative expenses decreased to $130.6 million from $144.3 million for the first six months ended March 31, 2001. Selling, general and administrative expenses as a percentage of sales are anticipated to remain relatively constant or decrease slightly, depending on sales volume and our ability to scale back operations to be in line with anticipated customer demand. In addition, we expect to continue to achieve operating synergies as a result of the integration of acquired businesses and Sanmina-SCI’s continued focus on controlling operating expenses.

      Amortization expense decreased from $6.7 million in the second quarter of fiscal 2001 to $1.3 million in the second quarter of fiscal 2002. For the six months ended March 30, 2002, amortization expense decreased to $2.7 million from $13.7 million for the six months of fiscal 2001. As part of the adoption of SFAS No. 142, Sanmina-SCI will no longer amortize goodwill or intangible assets with indefinite lives related to existing goodwill and intangible assets or related to acquisitions subsequent to July 1, 2001. Prior to July 1, 2001, amortization expense included the amortization of intangibles and goodwill related to those acquisitions that were accounted for as purchase transactions.

      Operating expenses increased from $99.7 million in the second quarter of fiscal 2001 to $131.8 million in the second quarter of 2002. As a percentage of sales, operating expenses decreased from 8.3% to 5.4% in the second quarter of 2001 compared to the second quarter of fiscal 2002. For the six month period, operating expenses in absolute dollars increased from $182.9 million in fiscal 2001 to $247.9 million in fiscal 2002 and operating expenses as a percentage of sales increased from 6.8% in fiscal 2001 to 7.0% in fiscal 2002. The increase in operating expenses for the second quarter of fiscal 2002 as compared to the second quarter in fiscal 2001 was mainly attributable to restructuring costs of $51.9 million recorded in the second quarter of 2002. The increase in operating expenses for the first six months of fiscal 2002 as compared to the first six months in fiscal 2001 was mainly attributable to restructuring costs of $114.6 million recorded in the first six months of 2002 related to the SCI acquisition and due to the continued economic slowdown in the EMS industry worldwide.

      In October 2001, due to the continued economic slowdown in the EMS industry worldwide, Sanmina-SCI approved a plan to close certain manufacturing facilities throughout North America and Europe and merge operations from these facilities into existing manufacturing facilities within the same regions. These plant closures will eliminate duplicate facilities and better align capacity with the reduced levels of customer demand and increase efficiencies. The recorded costs as of March 30, 2002, expected for involuntary employee terminations associated with these closures was $21.0 million. As of March 30, 2002, 1,002 employees have been terminated for an approximate cost of $9.0 million and the balance of the terminations will be completed by October 2002. Sanmina-SCI also incurred restructuring costs related to non-cancelable lease payments (less any assumed sublease income of zero) for properties permanently vacated and other costs of $28.4 million of which approximately $7.7 million was utilized during the six month period ended March 30, 2002. Additionally approximately $5.3 million of previously recorded charges were reversed in the same period for one facility which, based on customer requirements, is not being closed. Management estimates of the time taken to sublet properties permanently vacated and estimate of sublease income are subject to change based on actual events. Asset related write-offs of $54.1 million consisted of excess equipment and leasehold improvements to facilities that were permanently vacated and whose estimated fair market value were zero. The closing of the plants discussed above as well as the completion of the plan are expected to be completed by October 2002.

      In December 2001, Sanmina-SCI acquired SCI in a purchase business combination. As part of the acquisition of SCI, Sanmina-SCI recorded an assumed liability, based on management’s plan in accordance with EITF 94-3, for expected involuntary employee termination costs of approximately $7.4 million for 158 employee positions. As of March 30, 2002, 100 employees have been terminated for an approximate cost of $4.0 million. The balance of the remaining terminations are expected to be completed by June 2002. Sanmina-SCI also recorded an assumed liability of $2.3 million related to plant consolidations and closures of which $0.2 million has been paid through March 30, 2002.

      As part of the acquisition of SCI, Sanmina-SCI also recorded in accordance with EITF 95-3, expected involuntary employee termination costs of approximately $75.9 million. As of March 30, 2002, 2,538 employees have been terminated at a cost of $14.0 million. The terminations are expected to be completed by December 2002. Sanmina-SCI also incurred restructuring costs related to lease payments (less any applicable sublease income) for properties permanently vacated and other costs of $17.2 million. Approximately $1.4 million was utilized during the four month period ended March 30, 2002. Approximately $5.4 million of previously recorded charges were reversed in the same period for one facility, which due to customer requirements, was not closed. Asset related write-offs of $10.1 million consisted of excess equipment and leasehold improvements to facilities that were permanently vacated and whose estimated fair market value were zero. The closing and consolidation of the plants discussed above are expected to be completed by December 2002.

      Merger costs incurred by SCI of $29.8 million were recorded in fiscal 2002. The assumed liability for SCI merger fees as of the merger date was approximately $17.1 million and consisted of fees for investment banking, accounting, legal and related fees and expenses for the SCI acquisition. Merger costs of approximately $16.0 million were paid by March 30, 2002. The remaining amounts will be paid in fiscal 2002.

      In March 2001, Sanmina-SCI acquired Segerstrom in a pooling of interests business combination. Sanmina-SCI recorded in accordance with EITF 94-3, expected involuntary employee termination costs of approximately $7.2 million for 470 employee positions. As of March 30, 2002, all identified employees have been terminated. Sanmina-SCI also incurred restructuring costs of $5.2 million related to consolidation of duplicate facilities primarily in Europe. Costs utilized during the first six months of 2002 were $1.3 million for severance costs, $1.3 million for facility exit and other costs and $2.6 million related to merger costs. Sanmina-SCI reversed $1.5 million in severance costs as a result of reduced estimated costs.

      In July 2001, due to the slowdown in the EMS industry and the economy worldwide, Sanmina-SCI closed certain manufacturing facilities throughout North America and Europe, and merged operations from these facilities into existing manufacturing facilities within the same regions. These plant closures were made to eliminate duplicate facilities to better align capacity to reduced levels of customer demand. Concurrent with the plant closures, Sanmina-SCI reduced its workforce in the same regions by 2,967 people for an estimated cost of $18.2 million. During the six months ended March 30, 2002, an additional severance amount of approximately $5.8 million was recorded based upon revised estimates obtained. During the quarter ended March 30, 2002, 812 employees have been terminated for an approximate cost of $7.7 million. During the six months ended March 30, 2002, Sanmina-SCI also incurred restructuring costs related to lease payments (less any applicable sublease income) for properties permanently vacated and other costs of $5.3 million. Approximately $11.1 million was utilized for lease payments. Sanmina-SCI incurred additional asset related write-offs of $9.2 million consisting of excess equipment and leasehold improvements to facilities that were permanently vacated and whose estimated fair market value were zero. Sanmina-SCI, during the six-month period ended March 30, 2002, reversed $2.5 million, of which $1.9 million related to excess equipment and $0.6 million related to shutdown of duplicate facilities, based upon revised estimates obtained. The closing of the plants discussed above are expected to be completed by the fourth quarter of fiscal 2002.

      Below is a summary of the activity related to restructuring costs:

		Balance at	SCI	Provision		Balance at
	Nature of	September 29,	Restructuring	Charged to	Charges	March 30,
	Charges	2001	Liability	Operations	Utilized	2002

Cash and Non-Cash Provisions:
Employee severance and related expenses	Cash	$7,731	$83,348	$25,353	$(36,020)	$80,412
Restructuring and other expenses	Cash/ Non-Cash	839	14,098	7,952	(5,128)	17,761
Shut down and consolidation costs of duplicate facilities	Cash	36,545	—	19,860	(16,524)	39,881
Write-off of impaired or redundant fixed assets	Non-Cash	—	10,135	61,423	(71,558)	—

Total provision		$45,115	$107,581	$114,588	$(129,230)	$138,054

      Excluding merger and restructuring charges, for the second quarter of fiscal 2002, operating expenses as a percentage of sales decreased to 3.3% from 6.2%, as compared to the same period for fiscal 2001. Excluding merger and restructuring charges, for the first six months of fiscal 2002, operating expenses as a percentage of sales decreased to 3.8% from 5.9%, as compared to the same period for fiscal 2001. This decrease is due to management’s commitment to realign resources to reflect market demand.

      For the second quarter of fiscal 2002, Sanmina-SCI reported net other expense of $22.1 million compared to net other income of $6.8 million for the corresponding quarter of last year. For the six months of fiscal 2002, Sanmina-SCI reported net other expense of $31.2 million compared to net other income of $13.0 million for the six months of fiscal 2001. The components of other income and expense, comprising the overall net other income or expense, are primarily interest income on cash balances and short-term investments and interest expense on borrowings and convertible subordinated notes. For the second quarter and first six months of fiscal 2002, the increase in net other expense was largely due to interest expense incurred from additional debt as a result of the SCI acquisition.

      Sanmina-SCI’s provision for income taxes for the second quarter of fiscal 2002 is based upon Sanmina-SCI’s estimate of the effective tax rate for fiscal 2002 of 36.0%. For the second quarter of fiscal 2001, the effective tax rate was 38.0%. For the first six months of fiscal 2001, the effective tax rate was 37.8%.

Liquidity and Capital Resources

      Cash, cash equivalents, and short-term investments as of March 30, 2002 and September 29, 2001 were $928 million and $1.4 billion, respectively. For the six months ending March 30, 2002, cash provided by operations was $156.0 million, which was primarily due to decreases in inventory, offset by decreases in current liabilities and a pay down of the asset securitization program. Working capital increased to $2.4 billion as of March 30, 2002 compared to $2.1 billion at September 29, 2001. This increase in working capital was primarily due to increases in accounts receivable and inventory as a result of the SCI acquisition.

      Net cash provided by investing activities of $304.1 million for the first six months of fiscal 2002 primarily related to $459.0 million in net proceeds from maturities of short-term investments, offset by cash paid for business acquisitions net of cash acquired of $111.5 million and purchases of property, plant, and equipment of $46.0 million.

      Net cash used for financing activities of $453.0 million for the first six months of fiscal year 2002 was related to payments of long-term debt of $1.2 billion and repurchases of common stock of $44.6 million offset by proceeds received from revolving credit facilities of $824.0 million and proceeds from the sale of common stock from the exercise of stock options and the employee stock purchase plan of $18.3 million. In December 2001, Sanmina-SCI entered into $750 million in revolving credit facilities consisting of a $250 million 364-day credit facility and a $500 million three-year credit facility with a syndicate of banks. Approximately $600 million from the proceeds of loans under these facilities together with approximately $385 million of cash was used to repay certain indebtedness of SCI, a majority of which this indebtedness became due and payable pursuant to change of control provisions in connection with Sanmina-SCI’s acquisition of SCI.

      In March 2002, Sanmina-SCI amended an existing Sanmina-SCI asset securitization agreement that gives it the option to periodically transfer undivided percentage ownership interests, of up to $200 million, in a revolving pool of the Sanmina-SCI’s eligible trade receivables to a conduit administered by an independent financial institution. As of March 30, 2002, Sanmina-SCI paid net cash of $211.0 million, to the third-party purchasers of accounts receivable under the assets securitization agreement such that as of March 30, 2002, there were no amounts of accounts receivable not recorded on the Condensed Consolidated Balance Sheet as of March 30, 2002. As of March 30, 2002 there is no outstanding balance in the asset securitization program. The amended agreement is currently inactive. The net activity from the sale and repurchase of the accounts receivable are reflected as cash used by operating activities in the Condensed Consolidated Statement of Cash Flows.

      In fiscal 1999, Sanmina-SCI entered into an operating lease agreement for new facilities in San Jose, California, which houses its corporate headquarters and certain assembly operations. In connection with these transactions, Sanmina-SCI pledged $52.9 million of its cash and investments as collateral for certain obligations of the lease.

      Sanmina-SCI’s future needs for financial resources include increases in working capital to support anticipated sales growth and investment in manufacturing facilities and equipment. Sanmina-SCI has evaluated and will continue to evaluate possible business acquisitions. These possible business acquisitions could require substantial cash payments. Additionally, Sanmina-SCI anticipates incurring additional expenditures during fiscal 2002 in connection with the integrations of its recently acquired businesses and expenditures associated with the anticipated growth.

      Sanmina-SCI believes that its existing cash resources, together with cash generated from operations, will be sufficient to meet its working capital requirements through at least the next 12 months. Should demand for Sanmina-SCI products decrease over the next 12 months the available cash provided by operations could be negatively impacted. Sanmina-SCI may seek to raise additional capital through the issuance of either debt or equity securities. Debt financing may require Sanmina-SCI to pledge assets as collateral and comply with financial ratios and covenants. Equity financing may result in dilution to stockholders.

Effect of Recent Accounting Pronouncements

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. Sanmina-SCI is currently assessing the impact of SFAS 143 on its financial position, results of operations and cash flows as well as timing of its adoption.

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.” The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. Sanmina-SCI is currently assessing the impact of SFAS 144 on its financial position, results of operations and cash flows as well as timing of its adoption.

Factors Affecting Operating Results

      This report contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward looking statements as a result of certain factors, including those set forth below. You should carefully consider the risks described below in connection with any evaluation of our business and prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. A holder of securities issued by Sanmina-SCI should be aware of these and other various risks, including those just described and those described below. The risks set forth in this report on Form 10-Q are not the only risks we face. If any of the risks set forth above or if any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock and our convertible subordinated notes could decline.

      Keep these risk factors in mind when you read “forward-looking” statements elsewhere in this report and in other reports and documents filed by Sanmina-SCI with the Securities and Exchange Commission. These are statements that relate to our expectations for future events and time periods. Generally, the words “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

      Sanmina-SCI faces uncertainties relating to the integration of SCI’s operations, systems and personnel.

      In December 2001, Sanmina Corporation and SCI Systems, Inc. completed a merger to create Sanmina-SCI. Integrating the operations, systems and personnel of the companies has been, and will continue to be, a complex process, and as such, the integration may not be completed in a timely manner or achieve the anticipated benefits of the merger. The challenges involved in this integration include:

•	retaining existing customers, suppliers and other business partners of each company;

•	retaining and integrating management and other key employees;

•	combining product and service offerings effectively, quickly and without disruption to Sanmina-SCI’s ongoing businesses;

•	transitioning all systems to a common information technology system;

•	persuading employees that the business cultures of the companies are compatible; and

•	developing, maintaining and combining uniform standards, controls, procedures and policies.

      Sanmina-SCI may not succeed in addressing these risks or any other problems encountered in connection with the merger. The diversion of the attention of Sanmina-SCI’s management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of Sanmina-SCI’s business. In addition, there may be unanticipated expenses related to integration of the two companies. Further, Sanmina-SCI cannot assure you that the growth rate of the combined company will equal the historical growth rates experienced by either Sanmina or SCI prior to the merger.

      Customer and employee uncertainty about the merger could harm the combined company.

      Sanmina-SCI’s customers may, in response to the consummation of the merger, seek alternative sources of product supply or service, or change orders for products due to uncertainty over the integration of the two companies or the strategic position of Sanmina-SCI. As a result, Sanmina-SCI may experience customer attrition due to the merger, which could harm Sanmina-SCI’s results of operations. In addition, employees of Sanmina-SCI may experience uncertainty about their future roles with the combined company. This may adversely affect Sanmina-SCI’s ability to attract and retain key management, marketing and technical personnel.

      If Sanmina-SCI does not successfully integrate Sanmina and SCI or the merger’s benefits do not meet the expectations of investors or financial or industry analysts, the market price of Sanmina-SCI common stock may decline.

      The market price of Sanmina-SCI common stock may decline as a result of the merger for many reasons including:

•	if the integration of the companies is not completed in a timely and efficient manner;

•	if the perceived benefits of the merger are not achieved as rapidly or to the extent anticipated by financial or industry analysts;

•	if the effect of the merger on the combined company’s financial results is not consistent with the expectations of financial or industry analysts; or

•	if significant stockholders of Sanmina-SCI decide to dispose of their shares after the merger because the results of the merger are not consistent with their expectations.

      Sanmina-SCI is heavily dependent on the electronics industry in general and the communications sector in particular, and changes in the industry could harm Sanmina-SCI’s business and operating results.

      Sanmina-SCI’s business is heavily dependent on the health of the electronics industry. Sanmina-SCI’s customers are manufacturers in the communications, high-speed computer systems, medical and industrial instrumentation, multimedia entertainment and personal computers sectors. These industry sectors, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Sanmina-SCI’s customers can discontinue or modify products containing components manufactured by them. Any discontinuance or modification of orders or commitments could harm Sanmina-SCI’s operating results.

      A substantial portion of Sanmina-SCI’s revenue is derived from the communications sector. During 2001 and the first portion of 2002, the communications sector has undergone a significant downturn and many major communications companies have reported declining sales and operating results. The downturn in this sector has resulted in rescheduling of customer orders and shipments and has adversely affected Sanmina-SCI’s operating results. In the event this downturn continues, Sanmina-SCI’s operating results will continue to be harmed.

      The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. In particular, many sectors of the electronics industry are currently experiencing the effects of a downturn in economic conditions. This downturn is leading to reduced demand for the services provided by EMS companies. These changes in demand and in economic conditions have resulted and may continue to result in customer rescheduling of orders and shipments, which could affect Sanmina-SCI’s results of operations. In addition, a protracted general recession in the electronics industry could have a material adverse effect on Sanmina-SCI’s business, financial condition and results of operations.

      Sanmina-SCI typically does not obtain long-term volume purchase commitments from customers, and cancellations and rescheduling of purchase orders could harm Sanmina-SCI’s operating results and cause its stock price to decline.

      Sanmina-SCI typically does not obtain long-term volume purchase commitments from its customers. Customer orders may be cancelled and volume levels may be changed or delayed. For example, Sanmina-SCI has recently experienced certain cancellation and rescheduling of shipment dates of customer orders. Results of operations in future fiscal periods may continue to be affected by customer cancellations and reschedulings as well as by changes in shipment volumes. Sanmina-SCI cannot assure you that it will be able to replace canceled, delayed or reduced contracts or purchase orders with new business. As a result, future cancellations or rescheduling of orders or commitments could cause Sanmina-SCI’s operating results to be below expectations, which would likely cause Sanmina-SCI’s stock price to decline.

      Sanmina-SCI’s operating results may fluctuate substantially, which may cause its stock price to fall.

      Sanmina-SCI’s quarterly and annual results of operations have varied in the past, and Sanmina-SCI’s operating results may vary significantly in the future due to a number of factors including, but not limited to, the following:

•	timing of orders from major customers;

•	mix of products ordered by and shipped to major customers;

•	the volume of orders as related to Sanmina-SCI’s capacity;

•	pricing and other competitive pressures;

•	component shortages, which could cause Sanmina-SCI to be unable to meet customer delivery schedules;

•	fluctuations in component prices;

•	economic conditions in the electronics industry;

•	Sanmina-SCI’s ability to effectively manage inventory and fixed assets; and

•	Sanmina-SCI’s ability to time expenditures in anticipation of future sales.

      Sanmina-SCI’s results can also be significantly influenced by the development and introduction of new products by its customers. From time to time, Sanmina-SCI experiences changes in the volume of sales to each of its principal customers, and operating results may be affected on a period-to-period basis by these changes. Sanmina-SCI’s customers generally require short delivery cycles, and a substantial portion of each of their backlogs are typically scheduled for delivery within six months. Quarterly sales and operating results therefore depend in large part on the volume and timing of bookings received during the quarter, which are difficult to forecast.

      Sanmina-SCI’s backlog also affects its ability to plan production and inventory levels, which could lead to fluctuations in operating results. In addition, a significant portion of Sanmina-SCI’s operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on Sanmina-SCI’s results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, fluctuations in operating results may also result in fluctuations in the price of Sanmina-SCI common stock.

      Sanmina-SCI’s results of operations may also be affected by an increase in the volume of Sanmina-SCI’s business represented by personal computer, multimedia and other consumer electronics product manufacturing. This increase has resulted from the Sanmina-SCI merger and the business that SCI had in this segment. Margins on manufacturing services for consumer electronics products are typically lower than for more complex products manufactured by Sanmina-SCI. In addition, consumer products OEMs are highly sensitive to manufacturing costs and may be more likely to change EMS suppliers based solely or primarily on cost. Furthermore, the key economic factors affecting the consumer electronics sector are likely to differ from those that affect the telecommunications infrastructure sector and other industry sectors served by Sanmina-SCI. The impact of these factors could be either favorable or unfavorable depending upon the factors affecting these sectors. Accordingly, as a result of these factors, the increase in Sanmina-SCI’s business represented by consumer electronics sector may negatively affect Sanmina-SCI’s future results of operations.

      Sanmina-SCI relies on a limited number of customers for a substantial part of its revenues, and declines in sales to major customers could harm Sanmina-SCI’s operating results.

      Sales to a limited number of customers have accounted for a significant portion of each of Sanmina-SCI’s revenues in each fiscal period. Sanmina-SCI expects that sales to a limited number of customers will continue to account for a substantial portion of Sanmina-SCI’s total revenues in future periods. Sanmina-SCI and SCI each has experienced periods in which sales to some of their respective major customers, as a percentage of total revenues, have fluctuated due to delays or failures to place expected orders.

      Although Sanmina-SCI cannot assure you that its combined principal customers will continue to purchase products and services from Sanmina-SCI at current levels, if at all, and Sanmina-SCI expects to continue to depend upon its principal customers for a significant portion of Sanmina-SCI’s net sales. Sanmina-SCI’s customer concentration could increase or decrease, depending on future customer requirements, which will depend in large part, on market conditions in the electronics industry segments in which Sanmina-SCI’s customers participate. The loss of one or more major customers or declines in sales to major customers could significantly harm Sanmina-SCI’s business and operating results and lead to declines in the price of Sanmina-SCI common stock.

      Sanmina-SCI is subject to risks associated with acquisitions, and these risks could harm Sanmina-SCI’s operating results and cause its stock price to decline.

      Sanmina-SCI has, for the past several fiscal years, pursued a strategy of growth through acquisitions. These transactions have involved both acquisitions of entire companies and acquisitions of selected assets from electronics industry OEMs. These assets typically consist primarily of equipment, inventory and, in certain cases, facilities or facility leases. These OEM asset divestiture transactions also typically involve new supply agreements with OEMs. Acquisitions of companies and businesses and expansion of operations involve certain risks, including the following:

•	the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale or other value;

•	diversion of management’s attention;

•	difficulties in scaling up production at new sites and coordinating management of operations at new sites;

•	difficulties associated with managing and integrating operations in distant geographic locations, such as Europe, the Middle East, Asia and Latin America;

•	the possible need to restructure, modify or terminate customer relationships of the acquired company; and

•	loss of key employees of acquired operations.

      Accordingly, Sanmina-SCI may experience problems in integrating the operations recently acquired or operations associated with any future acquisition. Sanmina-SCI therefore cannot assure you that any recent or future acquisition will result in a positive contribution to Sanmina-SCI’s results of operations. Furthermore, Sanmina-SCI cannot assure you that it will realize value from any acquisition which equals or exceeds the consideration paid. In particular, the successful combination of Sanmina-SCI and any businesses Sanmina-SCI acquires in the future will require substantial effort from each company, including the integration and coordination of sales and marketing efforts. The diversion of the attention of management and any difficulties encountered in the transition process, including the interruption of, or a loss of momentum in, the activities of any future acquisition, problems associated with integration of management information and reporting systems, and delays in implementation of consolidation plans, could harm Sanmina-SCI’s ability to realize the anticipated benefits of any future acquisition. Any failure of Sanmina-SCI to realize the anticipated benefits of its acquisitions could harm Sanmina-SCI’s business and operating results, and could cause the price of Sanmina-SCI common stock to decline. In addition, future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill and other intangible assets that could result in amortization expense or impairment charges. These factors could harm Sanmina-SCI’s business and operating results and cause the price of Sanmina-SCI’s common stock to decline.

      OEM asset divestiture transactions involve significant risks that could harm Sanmina-SCI.

      Sanmina-SCI has pursued and expects to continue to pursue opportunities to acquire assembly operations being divested by electronics industry OEMs. Sanmina-SCI expects that competition for these opportunities among electronics manufacturing services firms will be intense as these transactions typically enable the acquiror to enter into long-term supply arrangements with the divesting OEM. Accordingly, Sanmina-SCI’s future results of operations could be harmed if it is not successful in consummating a significant portion of the OEM divestiture transactions it pursues. In addition, due to the large scale and long-term nature of supply arrangements typically entered into in OEM divestiture transactions and because cost reductions are generally a major reason why the OEM is divesting operations, pricing of manufacturing services may be less favorable to the manufacturer than in standard contractual relationships. In addition, premiums paid to the divesting OEM may be in excess of the value that can be realized from the transaction. Furthermore, because these transactions involve customers, they can present difficult managerial and organizational challenges, particularly with respect to excess inventory, excess capacity and similar problems. If Sanmina-SCI enters into new OEM divestiture transactions, Sanmina-SCI may experience further erosion in gross margins as a result of the pricing structure in such transactions as well as problems arising from excess inventory and capacity.

      Sanmina-SCI may experience component shortages, which would cause it to delay shipments to customers, resulting in potential declines in revenues and operating results.

      In the recent past, a number of components purchased by Sanmina-SCI and incorporated into assemblies and subassemblies produced by Sanmina-SCI were subject to shortages. These components include application-specific integrated circuits, capacitors and connectors. Unanticipated component shortages caused Sanmina-SCI to be unable to make certain scheduled shipments to customers during fiscal 2000 and 2001 and may do so in the future. The inability to make scheduled shipments in the future could cause Sanmina-SCI to experience a shortfall in revenues and cost absorption. Sanmina-SCI could also experience negative customer goodwill due to the delay in shipments. Component shortages may also increase Sanmina-SCI’s cost of goods due to premium charges it must pay to purchase components in short supply and due to changes in the mix of assemblies shipped to customers. For example, shortages in certain components negatively affected Sanmina-SCI’s operating results and contributed to an increase in inventory levels during fiscal 2001. Accordingly, component shortages could harm the company’s operating results for a particular fiscal period due to the resulting revenue shortfall, cost absorption, or cost increases and could also damage customer relationships over a longer-term period.

      Sanmina-SCI is subject to competition and technological change, and its business may be harmed by competitive pressures and failure to adapt to technological changes.

      The electronics manufacturing services industry is highly competitive. Sanmina-SCI competes on a worldwide basis to provide electronics manufacturing services to OEM’s. Sanmina-SCI must continually develop improved manufacturing processes to accommodate customers’ needs for increasingly complex products. Sanmina-SCI’s competitors include large independent manufacturers such as Celestica, Inc., Flextronics International Ltd., Jabil Circuit, Inc and Solectron Corporation. Some of these companies have greater manufacturing and financial resources than Sanmina-SCI. In addition, Sanmina-SCI faces competition from OEMs that manufacture their own products.

      The communications equipment industry is highly fragmented and characterized by intense competition. Sanmina-SCI offers products and services in the communications equipment product space, which is highly competitive but is less fragmented than the electronics manufacturing services as a whole. Sanmina-SCI’s competitors also manufacture communications equipment and some of these competitors have greater manufacturing and financial resources than Sanmina-SCI, as well as greater surface mount assembly capacity. Consequently, as a participant in the communications equipment product space, Sanmina-SCI must continually develop improved manufacturing processes to accommodate its customers’ needs for increasingly complex products.

      During periods of recession in the electronics industry, Sanmina-SCI’s competitive advantages in the areas of quick turnaround manufacturing and responsive customer service may be of reduced importance to electronics OEMs, who may become more price sensitive. Sanmina-SCI may also be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures.

      Sanmina-SCI will experience intense competition which is expected to intensify further as more companies enter markets in which Sanmina-SCI operates, as existing competitors expand capacity and as the industry consolidates. To remain competitive, Sanmina-SCI must develop and provide technologically advanced engineering services, information systems and manufacturing processes. In addition, Sanmina-SCI must maintain high quality products and services, offer flexible delivery schedules and deliver products on a timely basis. Failure to satisfy these or other requirements could harm Sanmina-SCI’s business and results of operations.

      Sanmina-SCI may be affected by consolidation in the electronics industry.

      As a result of the current economic climate, consolidation in the electronics industry may increase. For example, Hewlett-Packard and Compaq, two major electronics companies, recently merged. Consolidation in the electronics industry could result in an increase in excess manufacturing capacity as companies seek to close plants or take other steps to increase efficiencies and realize synergies of mergers. The availability of excess manufacturing capacity could create increased pricing and competitive pressures for the electronics manufacturing services industry as a whole and for Sanmina-SCI in particular. In addition, consolidation could also result in an increasing number of very large electronics companies offering products in multiple sectors of the electronics industry. The growth of these large companies, with significant purchasing power and market power, could also result in increased pricing and competitive pressures for the company. Accordingly, industry consolidation could harm Sanmina-SCI’s business.

      Sanmina-SCI’s operating results may be affected by seasonality.

      Seasonal demands for products produced by Sanmina-SCI for its customers and sold to consumers may impact Sanmina-SCI’s quarterly revenues. The effect of seasonality has increased in recent quarters, as the proportion of Sanmina-SCI’s customers’ products ultimately sold at retail, has increased. Sanmina-SCI’s operating margins have undergone seasonal fluctuations in the past, particularly in the first fiscal quarter due to the slowing effects of the summer season. Sanmina-SCI believes these seasonality effects may continue at the combined company.

      Environmental matters are a key consideration in Sanmina-SCI’s and SCI’s business and failure to comply with the requirements of environmental laws could harm its business.

      Sanmina-SCI is subject to a variety of local, state and federal environmental laws and regulations in the United States and elsewhere relating to the treatment, storage, use, discharge and disposal of chemicals, solid waste and other hazardous materials used during their manufacturing processes, as well as air quality regulations, restrictions on water use, labeling requirements, occupational safety and health laws, and product take back and product content requirements. Proper waste disposal is a major consideration for printed circuit board manufacturers such as Sanmina-SCI because metals and chemicals are used in the manufacturing process. Maintenance of environmental controls is also important in the electronics assembly process. When violations of environmental laws occur, Sanmina-SCI can be held liable for damages and the costs of remedial actions and can also be subject to revocation of their permits necessary to conduct its businesses. There can be no assurance that violations of environmental laws will not occur in the future as a result of the inability to obtain permits, human error, equipment failure or other causes. Any permit revocations could require the combined company to cease or limit production at one or more facilities, which could seriously harm the combined company’s business, financial condition and results of operations. Moreover, the failure to comply with present and future regulations could restrict the combined company’s ability to expand facilities or could require the combined company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations.

      Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. Sanmina-SCI will operate in several environmentally sensitive locations and will be subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes or restrictions on discharge limits, emissions levels, permitting requirements and material storage or handling might require a higher than anticipated level of capital investment or, depending on the severity of the impact of the foregoing factors, plant relocation. Compliance with new or existing regulations could seriously harm Sanmina-SCI’s business, financial condition and results of operations.

      Sanmina-SCI has liabilities associated with environmental contamination at its current and former facilities (and those of the companies it has acquired) which are described in detail in the following sections as well as liabilities associated with disposal of hazardous waste at other locations. Sanmina-SCI has also been named as a potentially responsible party at several contaminated disposal sites as a result of the past disposal of hazardous waste by companies acquired by Sanmina-SCI or their corporate predecessors. While liabilities for such historic disposal activities have not materially affected Sanmina-SCI’s financial condition to date, there can be no guarantee that past disposal activities will not result in liability which will materially affect Sanmina-SCI in the future. Sanmina-SCI currently anticipates that its liabilities associated with its disposal sites will range from $1,150,000 to $2,150,000. Sanmina-SCI, in consultation with its consultants, has determined that the appropriate reserve for these matters is $1,450,000.

      Sanmina-SCI is subject to environmental contingencies at sites operated by acquired companies and could incur substantial costs for environmental remediation and related activities at these sites.

      Elexsys International, Inc. — In November 1997, Sanmina-SCI acquired Elexsys International Inc. (“Elexsys”), which became a wholly-owned subsidiary of Sanmina-SCI and has since been merged into Sanmina-SCI. Several facilities owned or occupied by Elexsys at the time of the acquisition, or formerly owned or occupied by Elexsys or companies acquired by Elexsys, had either soil or groundwater contamination or contamination of groundwater underneath or near the facility. For example, the Von Karman Avenue. Irvine, California facility, a printed circuit board manufacturing plant, has solvent contamination in soil and groundwater and is currently under investigation by the California Regional Water Quality Control Board (“RWQCB”). Sanmina-SCI has been pumping and treating groundwater for a number of years. By letter dated June 8, 2001, the RWQCB threatened to issue a Clean-up and Abatement Order to address concerns about additional investigation and remediation. No such order has been issued and Sanmina-SCI is working with the RWQCB to address their concerns. Sanmina-SCI has submitted a remedial action plan to the RWQCB to more aggressively address the existing contamination the cost of which may be as much as $2,000,000 over several years to implement. To date, the cost of the various investigations and of operating the remediation system at the Irvine facility have not materially affected Sanmina-SCI’s financial condition. Sanmina-SCI believes, based on the information currently available, that the potential cost of any groundwater or soil cleanup would not materially affect Sanmina-SCI’s financial condition. Currently, Sanmina-SCI is unable to anticipate whether any third party claims will be brought against them for the existence of contamination at the Irvine facility.

      At two facilities formerly owned or occupied by a predecessor company to Elexsys in Mountain View, California, Sanmina-SCI has been required by the California Department of Toxic Substances Control (“DTSC”) to undertake investigation of soil and groundwater. DTSC has advised Sanmina-SCI that no further investigation will be required at one of the two facilities. At the other facility, test results have not been sufficient to enable Sanmina-SCI to determine whether or not cleanup activities will be required; however, Sanmina-SCI does not believe any such activities will be required. Sanmina-SCI has not been ordered to undertake any soil or groundwater cleanup activities at either of the two former Mountain View facilities. Nevertheless, the process of remediating contaminated soil and groundwater is costly, and if Sanmina-SCI is required to undertake substantial remediation activities at one or more of the former Elexsys facilities, the costs of such activities may materially affect Sanmina-SCI’s financial condition.

      Sanmina-SCI, through evaluations performed by a consultant, has determined that the mean expected cost for the remaining environmental liabilities associated with site contamination at former Elexsys facilities is $3,245,000 with a maximum of $9,765,000. After discussions with Sanmina-SCI’s environmental consultants, Sanmina-SCI has determined that the best estimate within this range for these matters is $4,100,000.

      Altron, Inc. — In November 1998, Sanmina-SCI acquired Altron, which became a wholly owned subsidiary of Sanmina-SCI and has since been merged into the company. Altron was advised in 1993 by Olin

Corporation (“Olin”) that contamination resulting from activities of prior owners of property owned by Olin and located close to the Altron manufacturing plant in Wilmington, Massachusetts, had migrated under the Altron plant. Olin has assumed full responsibility for any remediation activities that may be required and has agreed to indemnify and hold Altron harmless from any and all costs, liabilities, fines, penalties, charges and expenses arising from and relating to any action or requirement, whether imposed by statute, ordinance, rule, regulation, order, decree or by general principles of law to remediate, clean up or abate contamination emanating from the Olin site. Although Sanmina-SCI believes that Olin’s assumption of responsibility will result in no remediation cost to Sanmina-SCI from the contamination, there can be no assurance that Sanmina-SCI will not be subject to some costs regarding this matter, but Sanmina-SCI does not anticipate that costs related to this matter, if any, will materially affect its financial condition.

      Hadco Corporation — Hadco, acquired by Sanmina-SCI in June 2000, is aware of certain chemicals that exist in the ground at certain of its facilities. Hadco has notified various governmental agencies and continues to work with them to monitor and resolve these matters. During March 1995, Hadco received a Record Of Decision (ROD) from the New York State Department of Environmental Conservation (NYSDEC), regarding soil and groundwater contamination at its Owego, New York facility. Based on a Remedial Investigation and Feasibility Study (RIFS) for apparent on-site contamination at that facility and a Focused Feasibility Study (FFS), each prepared by environmental consultants of Hadco, the NYSDEC has approved a remediation program of groundwater withdrawal and treatment and iterative soil flushing. Hadco has executed a Modification of the Order on Consent to implement the approved ROD. Capital equipment for this remediation has already been acquired by Hadco, and future operation and maintenance costs, which will be incurred and expended over the estimated life of the program of the next 28 years, are estimated at between $40,000 and $100,000 per year. In the summer of 1998, NYSDEC took additional samples from a wetland area near Hadco’s Owego facility. Analytical reports of earlier sediment samples indicated the presence of certain inorganics. The new samples showed elevated levels of certain metals, but NYSDEC has not made a determination as to the potential source of such metals, the remedial action to be taken, or the persons to undertake and/or pay for any remediation. There can be no assurance that Hadco and/or other third parties will not be required to conduct additional investigations and remediation at that location, the costs of which are currently indeterminable.

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

      From 1974 to 1980, Hadco operated a printed circuit manufacturing facility in Florida as a lessee. In June 1999, Hadco, Gould Electronics, Inc. (“Gould”) and the Florida Department of Environmental Protection (“FDEP”) entered into a Settlement Agreement which provides that Hadco and Gould will undertake remedial action based on a Supplemental Contamination Assessment Report and a later Feasibility Study, which has been prepared by a consultant to Hadco and Gould and approved by the FDEP. The remedial capital costs are estimated to be $1.4 million. In addition, ongoing monitoring and operation and maintenance costs are estimated to be $1.4 million, which includes operation of the remediation system for 8 years and monitoring for 30 years. Actual remedial activities have not yet commenced.

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

      Segerstrom — In March 2001, Sanmina-SCI acquired approximately 94% of the outstanding shares and convertible debentures of Segerstrom. It is possible that previous operations have contaminated soil and/or groundwater at Segerstrom facilities. Sanmina-SCI believes, based on the limited information currently available, that the cost of any groundwater or soil clean-up that may be required would not harm Sanmina-SCI’s business, financial condition and results of operations. Nevertheless, the process of remediating contaminated soil and groundwater is costly, and if Sanmina-SCI is required to undertake substantial remediation activities at one or more of the former Segerstrom facilities, there can be no assurance that the costs of such activities would not harm Sanmina-SCI’s business, financial condition and results of operations.

      Sanmina-SCI through evaluations performed by its consultant has determined that the mean expected cost for the remaining environmental liabilities associated with site contamination at Segerstrom facilities is $8,239,657 with a maximum of $18,023,138. After discussions with Sanmina-SCI’s current consultants, the company has determined that the best estimate within this range for these matters is $10,615,553.

      Electro Mechanical Solutions — In October 2001, Sanmina-SCI acquired assets of Electro-Mechanical Solutions, Inc. (“EM Solutions”) and related entities, in part through bankruptcy proceedings. Sanmina-SCI’s environmental consultants reviewed the environmental conditions on the sites operated by EM Solutions, some of which will be occupied for a period of time by Sanmina-SCI, as lessee. The consultants have determined that contamination does or may exist at some of these locations which may have primarily been caused by occupants on the properties prior to EM Solutions. As determined by the consultants, the environmental liabilities associated with the properties range from $1,482,000 and $4,556,000 in the aggregate. As the contamination on these sites was not caused by Sanmina-SCI, and the liability for such contamination was not assumed contractually by Sanmina-SCI, Sanmina-SCI does not believe it has material liability for these environmental matters. Sanmina-SCI is currently evaluating the appropriate reserves, if any, to set aside for these matters.

      Alcatel — In April 2002, Sanmina-SCI acquired assets of Alcatel’s Gunzenhausen facility in Germany. Alcatel is currently remediating groundwater contaminated by volatile organic compounds and will continue its remediation efforts pursuant to an indemnification agreement with Sanmina-SCI.

      SCI — SCI’s Plant 34 in Brockville, Ontario, Canada has groundwater contamination that Nortel Networks is remediating to comply with applicable standards. Nortel Networks has agreed to indemnify SCI for any loss it incurs as a result of claims by third parties relating to the groundwater contamination or the work associated with the cleanup of the contamination. The treatment system has been in operation since 1992 at a cost of $100,000 a year to Nortel Networks and SCI therefore does not believe that the contamination has migrated off-site. However, there may also be soil and/or groundwater contamination at other current or former SCI manufacturing facilities which has yet to be discovered and could give rise to material remediation obligations and/or other liabilities. In the course of preparing its plants located in Arab, Alabama, and Colorado Springs, Colorado, for sale, SCI conducted a Phase I Environmental Site Assessment and Limited Compliance Review at both facilities. Both assessments indicated the presence of lead in wipe samples obtained from surfaces in the interior of these plants. While there are no standards for lead on surfaces in commercial buildings, these concentrations are above residential standards not applicable to these facilities. Remediation activities to reduce the lead concentrations are currently underway at both plants. Lead dust has also been identified at SCI’s San Jose, California, facility. The estimated clean up costs for identified remediation activities at these plants is approximately $900,000. In addition, lead contamination is suspected at Plant 11 in Rapid City, South Dakota because of the age of the facility and the nature of the manufacturing activities at the facility. Based on remediation costs at the facilities discussed above, the clean-up costs for remediation activities at Plant 11 are expected to be approximately $300,000.

      As the manufacturing equipment that generated the lead dust at these facilities is used at most other SCI manufacturing facilities, it is possible that lead dust could be present in the interior of some or all of its current and former manufacturing facilities. While SCI regularly monitors for airborne concentrations of lead in its buildings and is not aware of any significant lead concentrations in excess of the applicable OSHA standards, the presence of lead dust in these facilities could give rise to affirmative remediation obligations and/or other liabilities if the levels are found to be sufficiently high. Possible lead contamination at other SCI facilities in being addressed through increased maintenance activities.

      Asbestos containing materials (ACM) are present at several SCI manufacturing facilities. While this ACM is being managed in place pursuant to ACM operations and maintenance plans, the presence of ACM could give rise to affirmative remediation obligations and other liabilities. No third-party claims relating to ACM have been brought at this time.

      Sanmina-SCI hired a consultant, URS Corporation, to perform a review of expected environmental liabilities relating to contamination of SCI’s facilities. This includes, for example, remediation of lead dust, asbestos containing materials, leaking underground storage tank liabilities and other known or potential contamination events. The consultant’s findings are that the mean expected cost for such liabilities at a 50% or “optimistic level” (i.e. the amount that has a 50% chance of being exceeded) is $4,201,423 with a maximum liability (in the consultant’s report the “pessimistic level” or the amount that has a 5% chance of being exceeded) is $22,519,632. For the purposes of planning and providing for environmental reserves, Sanmina-SCI will use the consultant’s “planning level” number of $9,442,423, which is an amount that the consultant estimates has only a 25% chance of being exceeded.

      Some executive officers and key personnel are critical to the business of Sanmina-SCI and these officers and key personnel may not remain with Sanmina-SCI in the future.

      The success of Sanmina-SCI depends upon the continued service of some executive officers and other key personnel. Generally, Sanmina-SCI’s employees are not bound by employment or non-competition agreements, and there can be no assurance that Sanmina-SCI will retain its officers and key employees, particularly its highly skilled design, process and test engineers involved in the manufacture of existing products and development of new products and processes. The competition for these employees is intense, and the loss of key employees could negatively affect Sanmina-SCI. If Sanmina-SCI loses the services of Jure Sola, co-chairman and chief executive officer, Randy Furr, president and chief operating officer, one or more of Sanmina-SCI other executive officers or key employees, or if one or more of these individuals decides to join a competitor or otherwise compete directly or indirectly with Sanmina-SCI, the company’s business, operating results and financial condition could be seriously harmed.

      Sanmina-SCI has substantial indebtedness, some of which is variable interest debt that is affected by interest rate fluctuations.

      In May 1999, Sanmina-SCI raised approximately $350 million through an offering of 4 1/4% convertible subordinated notes due 2004 to qualified institutional investors. In September 2000, Sanmina-SCI raised approximately $750 million through an offering of zero coupon convertible subordinated debentures due 2020 to qualified institutional investors. In December 2001, Sanmina-SCI entered into a 364-Day credit revolving agreement and a three-year revolving credit agreement having lending commitments of $250 million and $500 million respectively. Sanmina-SCI has a $200 million asset securitization program expiring December 2002 under which certain accounts receivable may be sold by a special purpose subsidiary of Sanmina-SCI. In March 2000, Sanmina-SCI issued $575 million of its 3% convertible subordinated notes due March 2007. The notes are convertible into Sanmina-SCI common stock. For a description of Sanmina-SCI’s outstanding indebtedness, refer to Sanmina-SCI’s unaudited interim financial statements and footnotes elsewhere in this document. Sanmina-SCI’s other indebtedness is principally comprised of operating and capital leases and bank loans.

      Short term interest rate changes can impact Sanmina-SCI’s interest expense on this debt, as well as the discount (reflected in interest expense) on its accounts receivable sold under Sanmina-SCI’s asset securitiza-

tion agreement. The fluctuations in interest rates may have an effect on operating results of the combined company.

      Sanmina-SCI utilized approximately $385 million of cash and $600 million drawn under its revolving credit facilities consisting of $250 million from the 364-day credit facility and $350 million from the three-year credit facility to repay certain indebtedness of SCI outstanding prior to the merger.

      The level of the Company’s indebtedness, among other things, could:

•	make it difficult for Sanmina-SCI to make payments on the notes and leases;

•	make it difficult for Sanmina-SCI to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	require Sanmina-SCI to dedicate a substantial portion of its expected cash flow from operations to service its indebtedness, which would reduce the amount of its expected cash flow available for other purposes, including working capital and capital expenditures;

•	limit its flexibility in planning for, or reacting to, changes in Sanmina-SCI’s business; and

•	make Sanmina-SCI more vulnerable in the event of a downturn in its business.

      Sanmina-SCI may incur substantial additional indebtedness in the future.

      Failure to manage Sanmina-SCI’s growth may seriously harm its business.

      Sanmina-SCI’s businesses have grown in recent years through both internal expansion and acquisitions, and continued growth may cause a significant strain on Sanmina-SCI’s infrastructure and internal systems. To manage its growth effectively, Sanmina-SCI must continue to improve and expand its management information systems. Sanmina-SCI will face additional growth management challenges, particularly as a result of its recent acquisitions in Europe, Asia, North America and Brazil. Future acquisitions, both in the United States and internationally, could place additional strains on Sanmina-SCI’s management infrastructure. If Sanmina-SCI is unable to manage growth effectively, its results of operations could be harmed.

      Risks associated with international operations may harm the operations of Sanmina-SCI.

      Sanmina-SCI’s existing international operations and plans to expand international operations involve additional risks, and failure to effectively expand internationally could harm Sanmina-SCI’s operating results. Sanmina-SCI opened its first overseas facility, located in Dublin, Ireland, in June 1997. During June 2000 and July 2000, Sanmina-SCI acquired operations in Ireland, Sweden, Finland, Malaysia and China. In October 2000, Sanmina-SCI acquired a 49.9% ownership interest in INBOARD, a wholly owned subsidiary of Siemens AG, located in Germany. In the Segerstrom acquisition, Sanmina-SCI acquired operations in Sweden, Finland, Brazil, Hungary, and Scotland. In April 2002, Sanmina-SCI acquired additional operations in Germany. Prior to the merger, SCI generated more than half of its revenue from its non-U.S. operations and much of Sanmina-SCI’s manufacturing material was provided by international suppliers.

      Sanmina-SCI’s international sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political and economic instability, trade restrictions, changes in tariffs, labor unrest and difficulties in staffing, coordinating communications among and managing international operations. Sanmina-SCI’s business and operating results may be harmed by fluctuations in international currency exchange rates as well as increases in duty rates, earnings expatriation restrictions, difficulties in obtaining export licenses, misappropriation of intellectual property, constraints on Sanmina-SCI’s ability to maintain or increase prices, and competition. Sanmina-SCI cannot assure you that the company will realize the anticipated strategic benefits of its international expansion or that international operations will contribute positively to the company’s business and operating results.

      To respond to competitive pressures and customer requirements, Sanmina-SCI may further expand internationally in lower cost locations, particularly additional locations in Asia, Central Europe and Latin America. As a result of this possible expansion, Sanmina-SCI could encounter difficulties in scaling up production at overseas facilities and in coordinating Sanmina-SCI’s United States and international opera-

tions. In addition, Sanmina-SCI may not realize anticipated revenue growth at new international operations. Sanmina-SCI may elect to establish start-up operations rather than acquiring existing businesses, which would require Sanmina-SCI to recruit management and other personnel and build a customer base at a completely new operation. Accordingly, unanticipated problems Sanmina-SCI encounters in establishing new international operations could harm its business and operating results and cause its stock price to decline.

      Sanmina-SCI’s operating results may be affected by fluctuations in international currencies.

      Sanmina-SCI currently primarily conducts its international sales and purchase transactions in U.S. dollars, except that Segerstrom’s transactions are denominated primarily in Euros, Swedish krona or other European currencies, or under customer contract provisions that protect against most major currency risks. Sanmina-SCI’s largest currency risk is that associated with its Brazilian operation. Unlike Sanmina-SCI’s other international operations, its Brazilian plants are directly exposed to the effects of currency devaluation on certain customers’ contracts until forward pricing is adjusted accordingly (normally quarterly). Other currency exchange risks associated with Sanmina-SCI’s international operations primarily relate to current assets and liabilities denominated in currencies other than the U.S. dollar. Although Sanmina-SCI endeavors to balance such items against each other where possible at individual operations, no assurance can be given that it will be successful in mitigating the effects of changes in currency exchange rates upon such international transactions. Changes in some international currency exchange rates can impact the geographic areas where Sanmina-SCI’s revenue is derived. When international currencies are devalued, manufacturing costs of plants in those countries may become more competitive with other established plants. Accordingly, Sanmina-SCI will be subject to risks associated with currency fluctuations and devaluations.

      Sanmina-SCI is subject to risks related to intellectual property rights held by third parties.

      Sanmina-SCI is subject to risks related to intellectual property rights held by third parties. In certain cases, Sanmina-SCI may find it necessary or desirable to license or otherwise acquire rights to intellectual property held by others. Disputes, which could involve the combined company in litigation or in administrative proceedings before the United States Patent and Trademark Office or patent authorities in other countries, could arise in the future. These proceedings could be costly to conduct and could also result in the diversion of management time and attention. In addition, adverse determinations in any proceedings of this nature could require Sanmina-SCI to pay monetary damages and could also result in the loss of intellectual property rights. In the event Sanmina-SCI was able to settle disputes through licensing or similar arrangements, the costs of these licenses could be substantial. Accordingly, future disputes regarding intellectual property rights could harm the combined company’s business, financial condition and results of operations.

      On February 14, 2001, Gemstar-TV Guide International, Inc. and StarSight Telecast, Inc. filed a complaint against SCI and four other respondents with the United States International Trade Commission. With respect to SCI, the complaint alleged certain unfair acts, including patent infringement, in the importation of set top boxes manufactured by SCI for EchoStar Communications Corporation, another respondent in the case. The Commission instituted an investigation following publication of its notice in the Federal Register on March 21, 2001. The trial concluded on December 20, 2001. The International Trade Commission is scheduled to release a ruling on this matter in the Fall of 2002. If it is determined that SCI infringes certain patents of Gemstar-TV Guide International, Inc. and StarSight Telecast Inc., the International Trade Commission may prohibit the importation of infringing products into the United States. To the extent that SCI’s customer, EchoStar Communications Corp., cannot “design around” the allegedly infringing design or build the product in the United States avoiding importation of potentially infringing products, revenue from this customer, and potentially other like customers utilizing the allegedly infringing technology, could be at risk. Any “design around” would by necessity originate with EchoStar. Labor costs in United States may make production of allegedly infringing products in United States uncompetitive. Sanmina-SCI does not believe that the outcome of this matter will have a material adverse effect upon its business.

      Sanmina-SCI may be subject to a securities class action suit if its stock price falls.

      Following periods of volatility in the market price of a company’s stock, some stockholders may file a securities class action litigation. Any future securities class action litigation could be expensive and divert management’s attention and harm Sanmina-SCI’s business, regardless of its merits.

      The trading price of Sanmina-SCI’s securities, including common stock and convertible subordinated debentures, may be volatile, and the value of your investment could decline.

      The trading price of Sanmina-SCI’s common stock has been and could in the future be subject to significant fluctuations in response to variations in quarterly operating results, developments in the electronics industry, changes in general economic conditions and economic conditions in the electronics industry and the communications sector in particular, changes in securities analysts’ recommendations regarding Sanmina-SCI’s and other factors. In addition, the stock market in recent years has experienced significant price and volume fluctuations which have affected the market prices of technology companies and which have been unrelated to or disproportionately impacted by the operating performance of those companies. These broad market fluctuations may cause the market price of our common stock to decline, which could diminish the value of your investment.

      In addition, Sanmina-SCI has outstanding several classes of convertible subordinated notes. The Sanmina-SCI notes are not traded on a national securities exchange or market. However inter-institutional trading markets do exist for these securities. The market price of these securities is likely to be affected by the same factors that will affect the market price for Sanmina-SCI’s common stock.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

      There has not been a material change in our exposure to interest rate and foreign currency risks since the date of our report on Form 10-K and as amended on Form 10-K/ A for the fiscal year ended September 29, 2001.

     Interest Rate Risk

      Sanmina-SCI’s exposure to market risk for changes in interest rates relate primarily to Sanmina-SCI’s investment portfolio. Currently, Sanmina-SCI does not use derivative financial instruments in its investment portfolio. Sanmina-SCI invests in high credit quality issuers and, by policy, limits the amount of principal exposure to any one issuer. As stated in Sanmina-SCI’s policy, Sanmina-SCI seeks to ensure the safety and preservation of its invested principal funds by limiting default and market risk.

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

      The table below presents carrying amounts and related average interest rates by year of maturity for Sanmina-SCI’s investment portfolio as of March 30, 2002 (in thousands):

	Year Ended

	2002	2003	2004	2005	2006	Thereafter	Total

	(in thousands)
Cash equivalents, short-term, and long-term investments	$159,218	$171,165	71,750	—	—	—	$402,133
Average interest rate	4.92%	5.45%	2.28%	—	—	—	4.68%

     Foreign Currency Exchange Risk

      Sanmina-SCI transacts business in foreign countries. Sanmina-SCI’s primary foreign currency cash flows are in certain Asian and European countries, Australia, Brazil, Canada, and Mexico. Sanmina-SCI enters into short-term foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in foreign currencies. At March 30, 2002, Sanmina-SCI had forward contracts to exchange various foreign currencies for U.S. dollars in the gross amount of $26.5 million, which are recorded as short-term investments on the balance sheet. Market value gains and losses on forward exchange contracts are recognized in the Consolidated Statement of Operations as offsets to the exchange gains and losses on the hedged transactions. The impact of these foreign exchange contracts were immaterial to the results of operations for the three and six months ended March 30, 2002 and March 31, 2001.

PART II.

OTHER INFORMATION

Item 1.     Legal Proceedings

      Sanmina-SCI and certain of its subsidiaries, namely Hadco and SCI, are involved in various administrative proceedings related to environmental matters. Although Sanmina-SCI could incur significant costs relating to these matters, Sanmina-SCI believes, based on the limited information currently available, that the cost of any remediation that may be required at these facilities would not materially harm its business, financial condition or results of operations.

      Sanmina-SCI is a party to certain other legal proceedings that have arisen in the ordinary course of its business. The amounts in controversy in these matters are not material to Sanmina-SCI, and Sanmina-SCI believes that the resolution of these proceedings will not have a material adverse effect on Sanmina-SCI’s business, financial condition and results of operations.

      On June 13, 2001, Sanmina-SCI filed a Complaint against Metricom, Inc. (“Metricom”) in California state court. The Complaint arose out of a July 2, 1999 Agreement with Metricom for Electronic Manufacturing Services and seeks compensation for cancellation charges arising under the agreement. Sanmina-SCI’s damages consist of the cost of certain purchased materials and work-in-process under the agreement. Metricom has filed for Chapter 11 bankruptcy, and as a result, Sanmina-SCI’s legal action against Metricom in the California state court has been stayed. Accordingly, Sanmina-SCI has filed a claim for its damages in the bankruptcy proceedings. Sanmina-SCI currently estimates it has no additional exposure on this matter (after exhausting allocated reserves).

Item 2.     Changes in Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      On January 28, 2002 Sanmina-SCI held its 2002 Annual Meeting of Stockholders. The matters voted upon at the meeting, for stockholders of record as of December 10, 2001 and the vote with respect to each such matter are set forth below:

1. To elect directors of Sanmina-SCI

	For	Withheld

John C. Bolger	394,753,083	1,997,073
Neil R. Bonke	394,746,421	2,003,735
Randy W. Furr	356,655,758	40,094,398
Mario M. Rosati	392,929,221	3,823,935
A. Eugene Sapp, Jr.	356,666,796	40,083,360
Joseph M. Schell	394,638,174	2,111,982
Wayne Shortridge	394,699,027	2,051,129
Jure Sola	354,579,965	42,170,191
Bernard V. Vonderschmitt	394,704,611	2,045,545
Jackie M. Ward	394,686,737	2,063,419

2. To approve the appointment of Arthur Andersen LLP as the independent public accountants of Sanmina-SCI for the fiscal year ending September 28, 2002.

For: 393,116,437               Against: 2,646,611               Abstain: 987,108

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

10.46	Credit Agreement (Multi-Year) dated as of December 6, 2001 among Registrant and certain subsidiaries of Registrant and Bank of America, N.A., Citicorp USA, Inc., Salomon Smith Barney Inc., ABN Ambro Bank N.V., The Bank of Nova Scotia and Barclay’s Banks PLC.
10.47	Credit Agreement (364-Day) dated as of December 6, 2001 among Registrant, Bank of America, N.A., Citicorp USA, Inc., Salomon Smith Barney Inc., ABN Ambro Bank N.V. and Barclay’s Bank PLC.

      (b) Reports on Form 8-K

      None

SANMINA-SCI CORPORATION

SIGNATURE

      Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sanmina-SCI Corporation
(Registrant)

By:	/s/ RANDY W. FURR

Randy W. Furr
President and Chief Operating Officer

By:	/s/ RICK R. ACKEL

Rick R. Ackel
Executive Vice President and Chief Financial Officer

Date: May 13, 2002

EXHIBIT INDEX

Exhibit #	Description

10.46	Credit Agreement (Multi-Year) dated as of December 6, 2001 among Registrant and certain subsidiaries of Registrant and Bank of America, N.A., Citicorp USA, Inc., Salomon Smith Barney Inc., ABN Ambro Bank N.V., The Bank of Nova Scotia and Barclay’s Banks PLC.
10.47	Credit Agreement (364-Day) dated as of December 6, 2001 among Registrant, Bank of America, N.A., Citicorp USA, Inc., Salomon Smith Barney Inc., ABN Ambro Bank N.V. and Barclay’s Bank PLC.