Form 10-Q
period 2002-06-29
SANMINA-SCI CORP
filed 2002-08-12
CIK 897723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No

      As of August 06, 2002, there were 524,622,075 shares outstanding of the issuer’s common stock, $0.01 par value.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

	(Unaudited)
	(In thousands, except per share data)
Net sales	$2,617,626	$776,602	$6,159,328	$3,453,311
Cost of sales	2,508,300	680,231	5,894,712	2,900,767

Gross profit	109,326	96,371	264,616	552,544

Operating expenses:
Selling, general and administrative	78,608	42,069	209,203	186,349
Amortization of goodwill and intangibles	1,296	6,681	4,025	20,348
Restructuring costs	11,566	2,959	126,154	27,907

Total operating expenses	91,470	51,709	339,382	234,604

Operating (loss) income	17,856	44,662	(74,766)	317,940
Other income (expense), net	(24,803)	3,881	(55,991)	16,869

Income (loss) before provision for income taxes	(6,947)	48,543	(130,757)	334,809
Provision (benefit) for income taxes	(1,953)	18,446	(41,226)	126,516

Net income (loss)	$(4,994)	$30,097	$(89,531)	$208,293

Earnings (loss) per share:
Basic	$(0.01)	$0.09	$(0.19)	$0.65
Diluted	(0.01)	0.09	(0.19)	0.62
Shares used in computing per share amounts:
Basic	520,029	321,011	472,225	318,824
Diluted	520,029	333,088	472,225	349,266

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29,	September 30,
	2002	2001

	(Unaudited)	(Derived
		from audited
		financials)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$894,723	$567,649
Short-term investments	186,746	820,742
Accounts receivable, net	1,436,503	409,845
Inventories	1,273,400	503,822
Deferred income taxes	408,952	159,899
Income taxes receivable	39,875	93,107
Prepaid expenses and other	193,566	28,229

Total current assets	4,433,765	2,583,293
Property, plant and equipment, net	1,190,475	632,590
Long-term investments	94,190	98,514
Goodwill and intangibles	4,790,886	294,397
Deposits and other	72,243	31,537

Total assets	$10,581,559	$3,640,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$265,367	$15,800
Accounts payable	1,285,869	332,471
Accrued liabilities and other	549,987	98,132
Accrued payroll and related benefits	65,043	45,934

Total current liabilities	2,166,266	492,337

Long-term liabilities:
Long-term debt, net of current portion	2,159,251	1,218,608
Deferred income tax liability	141,016	60,998
Other liabilities	67,617	27,408

Total long-term liabilities	2,367,884	1,307,014

Stockholders’ equity:
Common stock	5,251	3,224
Additional paid-in capital	5,672,816	1,265,965
Treasury stock	(168,907)	(45,892)
Accumulated other comprehensive loss	(3,609)	(13,696)
Retained earnings	541,858	631,379

Total stockholders’ equity	6,047,409	1,840,980

	$10,581,559	$3,640,331

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	June 29,	June 30,
	2002	2001

	(Unaudited)

	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(89,531)	$208,293
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Adjustment to conform year end of pooled entities	—	(5,259)
Restructuring charges	126,155	27,907
Depreciation, amortization and other	187,859	137,320
Deferred taxes	(147,721)	(3,398)
Provision for doubtful accounts	4,528	18,905
Loss on disposal of assets	4,997	2,295
Share of losses from equity investment	2,191	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	67,608	136,311
Net payments on asset securitization program	(211,013)	—
Inventories	595,884	54,798
Prepaid expenses, deposits and other	(105,086)	(8,029)
Income tax accounts	148,878	(90,951)
Accounts payable and accrued liabilities	(64,068)	(196,838)

Cash provided by operating activities	520,681	281,354

Cash flows from investing activities:
Purchases of short-term investments	(489,006)	(1,692,065)
Proceeds from maturity of short-term investments	1,116,101	1,182,330
Purchases of long-term investments	1,334	(22,434)
Purchases of property and equipment, net of acquisitions	(80,873)	(161,806)
Proceeds from sale of assets	3,724	—
Cash paid for businesses acquired, net of cash acquired	(265,867)	—

Cash provided by (used for) investing activities	285,413	(693,975)

Cash flows from financing activities:
Payments of long-term debt and other long term liabilities	(1,496,237)	(8,973)
Proceeds from notes and credit facilities	1,089,441	—
Proceeds from sale of common stock, net of issuance costs	16,997	46,561
Repurchase of common stock	(95,010)	—

Cash (used for) provided by financing activities	(484,809)	37,588

Effect of exchange rate changes	5,789	(4,990)

Increase (Decrease) in cash and cash equivalents	327,074	(380,023)
Cash and cash equivalents at beginning of period	567,649	998,242

Cash and cash equivalents at end of period	$894,723	$618,219

Supplemental cash flow information
Cash paid (refunded) during the period for:
Interest	$64,634	$19,100
Income taxes	$(28,614)	$219,049
Non-cash activity during the period for:
Stock issued for acquisition, net of acquisition costs	$4,393,991	—

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

      The results of operations for the nine months ended June 29, 2002 are not necessarily indicative of the results that may be expected for the year ending September 28, 2002. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 29, 2001, included in Sanmina-SCI’s report on Form 10-K and, as amended, on Form 10-K/A. The consolidated financial statements include the operating results of SCI from December 3, 2001, the accounting period close nearest to the acquisition date of December 6, 2001.

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

      Impairment of Long-Lived Assets — Sanmina-SCI reviews long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” An asset is considered impaired if its carrying amount (including the unamortized portion of goodwill allocated to the asset) exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset, including the allocated goodwill, if any, exceeds its fair value. Sanmina-SCI assesses the recoverability of its long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows derived from such assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting Sanmina-SCI’s average cost of funds. In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” SFAS No. 144 is effective for fiscal years

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning after December 15, 2001 and interim periods within those fiscal years. Sanmina-SCI will assess the impact of SFAS 144 on its financial position, results of operations and cash flows as well as the timing of its adoption in the quarter ended September 28, 2002.

      Goodwill and Intangibles — In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets” to be effective for all fiscal years beginning after December 15, 2001. SFAS No. 142, requires that companies no longer amortize goodwill or intangible assets with indefinite lives related to existing goodwill and intangible assets or related to acquisitions subsequent to July 1, 2001. Companies must test for impairment of goodwill at least annually and use a two-step approach to assess any impairment to goodwill at the established reporting unit level. Companies must also reassess the value and useful lives of goodwill and intangible assets previously recorded in connection with prior acquisitions. Certain identifiable intangible assets with finite lives will continue to be amortized over their respective useful lives.

      Sanmina-SCI adopted SFAS No. 142 in the first quarter of fiscal 2002 and no longer amortizes goodwill, thereby eliminating annual goodwill amortization of approximately $22 million, based on anticipated amortization for fiscal 2002. At June 29, 2002, unamortized goodwill approximated $4.7 billion. Sanmina-SCI will evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Sanmina-SCI has completed the first step of the transitional goodwill impairment test and has determined that no potential impairment exists. As a result, Sanmina-SCI has recognized no transitional impairment loss in fiscal 2002 in connection with the adoption of SFAS No. 142. Sanmina-SCI will complete its annual impairment test in the fourth quarter of fiscal 2002 and any impairment that arises from that analysis will be accounted for in the fourth quarter of 2002. There can be no assurance that future impairment tests will not result in a charge to earnings and there is a potential for a write down of goodwill in connection with the annual impairment test.

      Sanmina-SCI has determined that there are two reportable segments, international and domestic. Goodwill information for each reportable segment is as follows (in thousands):

			As of
	As of June 29,	Goodwill	September 29,
	2002	Acquired	2001

Segments:
Domestic	$1,507,950	$1,386,747	$121,203
International	3,232,431	3,113,768	118,663

Total	$4,740,381	$4,500,515	$239,866

      During the first nine months of fiscal 2002, Sanmina-SCI recorded $4.5 billion of goodwill, $4.3 billion resulting from the acquisition of SCI Systems, Inc., and $218 million related to acquisitions which individually are not considered to be material (see Note 3).

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The pro forma effects of the adoption of SFAS No. 142 on net income and earnings per share, net of income tax effects, for Sanmina-SCI for the three and nine months ended June 30, 2001 is as follows:

	Three Months	Nine Months
	Ended	Ended
	June 30, 2001	June 30, 2001

Net income as reported	$30,097	$208,293
Add back: Goodwill amortization expense	3,230	9,878

Adjusted net income	$33,327	$218,171

Basic earnings per share, as reported	$0.09	$0.65
Add back: Goodwill amortization expense	0.01	0.03

Pro forma	$0.10	$0.68

Diluted earnings per share, as reported	$0.09	$0.62
Add back: Goodwill amortization expense	0.01	0.03

Pro forma	$0.10	$0.65

      Sanmina-SCI has certain identifiable intangible assets that are subject to amortization. These intangibles relate to customer lists, developed technology, trademarks and other intangibles with useful lives from ten to thirty years. Sanmina-SCI has certain identifiable intangibles that are not subject to amortization due to their indefinite lives. During the first nine months of fiscal 2002, there were no additions to identifiable intangible assets that were subject to amortization. Intangible asset amortization expense for the three and nine months ended June 29, 2002 was approximately $1.3 million and $4.0 million, respectively. The components of intangible assets are as follows (in thousands):

	June 29, 2002			September 29, 2001

	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangibles	$73,926	$29,567	$44,359	$73,926	$25,541	$48,385
Non-amortized intangibles	11,241	5,095	6,146	11,241	5,095	6,146

Total	$85,167	$34,662	$50,505	$85,167	$30,636	$54,531

      Expected future estimated annual amortization expense is as follows:

Fiscal years:
2002 (remaining three months)	$1,296
2003	5,112
2004	5,112
2005	5,112
2006	5,112
Thereafter	22,615

$44,359

      Related Party transactions — During the nine months ended June 29, 2002, a member of the Board of Directors and the Secretary of Sanmina-SCI were also members of the law firm of Wilson Sonsini Goodrich & Rosati, Professional Corporation, Palo Alto, California (“WSGR”), Sanmina-SCI’s legal counsel.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sanmina-SCI intends to retain WSGR as its legal counsel throughout fiscal 2002. Sanmina-SCI paid WSGR approximately $2.7 million in legal fees during the nine months ended June 29, 2002.

      Merger costs for the SCI acquisition included a payment of $13.1 million to Merrill Lynch & Co. The former chairman of Merrill Lynch & Co.’s Global Technology Investment Banking Group is a member of Sanmina-SCI’s Board of Directors..

      Revenue Recognition — Sanmina-SCI generally recognizes revenue at the point of shipment to its customers, under the contractual terms which in general are FOB shipping point or when services have been performed. Sanmina-SCI also derives revenues from sales of certain inventory, including raw materials, to customers as a result of customers’ rescheduling, amending or canceling of purchase orders after Sanmina-SCI has procured or has created a non-cancelable obligation to procure the related inventory. Title to the inventory transfers upon shipment and the customer’s assumption of the risks and rewards of ownership of the product. In some cases, Sanmina-SCI will recognize revenue upon receipt of shipment by the customer or at its designated location. Except in specific circumstances, there are no formal customer acceptance requirements or further Sanmina-SCI obligations for the inventory subsequent to shipment. In specific circumstances in which there are such customer acceptance requirements or further Sanmina-SCI obligations, revenue is recognized when formal acceptance is received and upon completion of any remaining obligations. Where appropriate, provisions are made for estimated warranty and sales return costs.

      Recent Accounting Pronouncements — In October 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS 143 establishes accounting standards for recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. Sanmina-SCI is currently assessing the impact of SFAS 143 on its financial position, results of operations and cash flows as well as timing of its adoption.

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.” The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. Sanmina-SCI is currently assessing the impact of SFAS No. 144 on its financial position, results of operations and cash flows as well as timing of its adoption.

      In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002, with early adoption permitted and, in general, are to be applied prospectively. Sanmina-SCI is currently assessing the impact of SFAS No. 145 on its financial position, results of operations and cash flows as well as timing of its adoption.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 2002, the Financial Accounting and Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement revises the accounting for exit and disposal activities under EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity,” by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Earlier adoption is encouraged. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a company previously recorded under EITF Issue 94-3 are grandfathered. Sanmina-SCI is currently assessing the impact of SFAS No. 146 on its financial position, results of operations and cash flows as well as timing of its adoption.

Note 3 — Business Combinations

Fiscal 2002

      In June 2002, Sanmina-SCI completed its acquisition of Viking Components, Inc. (“Viking”), a privately held company which designs, manufactures and distributes advanced technology products including computer system memory, flash memory and readers, and modems. The transaction included the purchase of all outstanding stock of Viking’s operations in the United States as well as the stock of Viking subsidiaries in Ireland and Singapore. The purchase price for the acquisition was $5.3 million paid in a combination of cash and shares of Sanmina-SCI common stock. Sanmina-SCI recorded this transaction as a purchase business combination. The purchase price was allocated to the fair value of net assets acquired, including primarily inventories, equipment, assumed liabilities and goodwill. The results of operations for the nine months ended June 29, 2002, include the results of these businesses from the date of acquisition.

      In January 2002, Sanmina-SCI entered into an agreement with Hewlett Packard Corporation (“HP”) under which HP agreed to outsource a portion of its Europe-Middle East-Africa desktop personal computer manufacturing needs to Sanmina-SCI and Sanmina-SCI would acquire HP’s related manufacturing operations located in I’sle d’abeau, France. The transaction was completed in June 2002. The net cash purchase price for this acquisition was approximately $65.8 million, after certain refundable adjustments, and was accounted for as a purchase business combination. The purchase price was allocated to the fair value of net assets acquired, including primarily inventories, equipment and goodwill. The results of operations for the nine months ended June 29, 2002 include the results of this business from the date of acquisition.

      In January 2002, Sanmina-SCI entered into an agreement with Alcatel of France to purchase manufacturing facilities in Cherbourg, France, Gunzenhausen, Germany, and Toledo, Spain. In April 2002, Sanmina-SCI completed the purchase of the Gunzenhausen, Germany facility and, in May 2002, the Cherbourg, France facility. In connection with the acquisitions, Sanmina-SCI and Alcatel entered into a multi-year supply agreement covering the products manufactured at these facilities. The net cash purchase price for these two transactions was $82.6 million and were accounted for as purchase business combinations. The purchase prices were allocated to the fair value of net assets acquired, including primarily inventories, equipment and goodwill. The results of operations for the nine months ended June 29, 2002, include the results of these businesses from the dates of acquisition. The Toledo facility acquisition was completed in Sanmina-SCI’s fourth fiscal quarter.

      In January 2002, Sanmina-SCI entered into an agreement with International Business Machines Corporation (“IBM”) under which IBM agreed to outsource a portion of its U.S. and European NetVista desktop personal computer manufacturing needs to Sanmina-SCI and Sanmina-SCI would acquire IBM’s NetVista desktop manufacturing operations located in Research Triangle Park, North Carolina and Greenock,

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scotland. As part of the agreement, Sanmina-SCI would acquire certain IBM buildings and equipment related to the manufacturing and associated logistics in North Carolina and would acquire the right to occupy related manufacturing spaces at a subcontractor’s facilities in Scotland. The transaction was completed in February 2002. The net cash purchase price for this acquisition was approximately $161.5 million, after certain refundable adjustments, and was accounted for as a purchase business combination. The purchase price was allocated to the fair value of net assets acquired, including primarily inventories, equipment and goodwill. The results of operations for the nine months ended June 29, 2002 include the results of this business from the date of acquisition.

      In October 2001, Sanmina-SCI purchased certain assets of Electro Mechanical Solutions (“E-M-Solutions”), a privately-held manufacturer of electronic enclosures. This transaction included the purchase of certain manufacturing operations in the United States, as well as the stock of E-M-Solutions subsidiaries incorporated in Mexico and Northern Ireland. The net cash purchase price for this transaction was $91.4 million. The purchase price was allocated to the fair value of net assets acquired, including primarily inventories, equipment and goodwill. Sanmina-SCI recorded this transaction as a purchase business combination and the consolidated financial statements include the operating results of E-M-Solutions from the date of acquisition.

      During the nine months ended June 29, 2002 Sanmina-SCI also completed several other acquisitions, which were immaterial individually and in aggregate including, a manufacturer of complex enclosure systems with facilities in Shenzhen, China and a sales office in Hong Kong, a United States cable manufacturer, a design center, and a cable manufacturer with operations in the United States, the Czech Republic and Germany.

      Pro forma results of operations have not been presented for any of the above acquisitions because the effects of these acquisitions were not material on either an individual or aggregate basis. The goodwill resulting for the above immaterial acquisition during the nine months ended June 29, 2002 is approximately $218 million. The majority of this goodwill is deductible for tax purposes. The preliminary allocations for the above acquisitions are based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition. Estimates will continue to be refined and any corresponding adjustments will be reflected in goodwill, as appropriate. The purchase price allocations are subject to revision as management obtains additional information regarding the acquired businesses.

      On July 13, 2001, Sanmina Corporation (“Sanmina”) entered into a definitive merger agreement with SCI Systems, Inc (“SCI”). On December 6, 2001, the merger was completed. SCI Systems, Inc. (“SCI”) merged with a wholly owned subsidiary of Sanmina Corporation, with the result that SCI became a wholly owned subsidiary of Sanmina-SCI. Under the terms of the merger, SCI stockholders received 1.36 shares of Sanmina common stock for each share of SCI common stock. In addition, Sanmina-SCI issued options to purchase shares of Sanmina-SCI common stock in exchange for each issued and outstanding SCI option. The transaction was accounted for as a purchase business combination. The purchase price is preliminarily allocated as follows:

(In thousands)
Net tangible assets acquired	$124,095
Deferred compensation related to options	4,562
Goodwill	4,282,334

Total purchase price	$4,410,991

      The total purchase price of approximately $4.4 billion consists of approximately 200.6 million shares of Sanmina-SCI common stock with a fair value of approximately $4.2 billion, 13.0 million vested and unvested stock options with a fair value of $203.0 million, of which approximately $4.6 million was recorded as deferred

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The purchase price was allocated to the tangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The preliminary allocations above are based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition. The purchase price allocation also includes adjustments to net tangible assets for the closing and consolidation of SCI facilities as a result of the merger. Estimates will continue to be refined and the corresponding adjustments will be reflected in goodwill. The purchase price allocation is subject to revision as management obtains additional information regarding SCI’s businesses. Expected revisions include, but are not limited to a contingency based on the outcomes of negotiations regarding the “put” to customers of excess and/or obsolete inventory, which was on-hand at the date of the SCI acquisition.

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

	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended
	June 30,	June 29,	June 30,
	2001	2002	2001

	(In thousands, except per share data)
Revenue	$2,841,699	$7,435,094	$10,107,535
Net (loss) income	37,520	(235,541)	280,238
Basic earnings (loss) per share	$0.07	$(0.50)	$0.54
Diluted earnings (loss) per share	$0.07	$(0.50)	$0.52

      The pro forma financial information above includes restructuring charges of $101.1 million and $29.8 million in merger costs incurred by SCI during the first quarter of 2002, prior to its merger with Sanmina-SCI.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Merger and Restructuring Costs

      Below is a summary of the activity related to restructuring costs:

		Balance at	SCI	Provision		Balance at
	Nature of	September 29,	Restructuring	Charged to	Charges	June 29,
	Charges	2001	Liability	Operations	Utilized	2002

Cash and Non-Cash Provisions:
Employee severance and related expenses	Cash	$7,731	$92,997	$29,268	$48,624	$81,372
Restructuring and other expenses	Cash/Non-Cash	839	14,918	10,101	9,997	15,861
Shut down and consolidation costs of duplicate facilities	Cash	36,545	—	24,975	23,967	37,553
Write-off of impaired or redundant fixed assets	Non-Cash	—	14,216	61,810	76,026	—

Total restructuring accrual		$45,115	$122,131	$126,154	$158,614	$134,786

Fiscal 2002

      In October 2001, due to the continued slowdown in the EMS industry and the economy worldwide, Sanmina-SCI approved a plan to close certain manufacturing facilities throughout North America and Europe, and merge operations from these facilities into existing manufacturing facilities within the same regions. These plant closures were made to better align manufacturing capacity to the reduced levels of customer demand and increase efficiencies. The recorded costs as of June 29, 2002, expected for involuntary employee terminations associated with these closures was $24.9 million. As of June 29, 2002, 1,862 employees have been terminated for an approximate cost of $14.6 million and the balance of the terminations will be completed by October 2002. Sanmina-SCI also incurred restructuring costs related to non-cancelable lease payments (assuming sublease income of zero) for properties permanently vacated and other costs of $35.7 million of which approximately $17.7 million was utilized during the nine month period ended June 29, 2002. Additionally, approximately $5.3 million of charges previously recorded were reversed in the three months ended March 30, 2002 for one facility that, based on a change in customer requirements, will not be closed. Management estimates of the time to sublet properties permanently vacated and estimate of sublease income are subject to change based on actual events. Asset related write-offs of $54.5 million consisted of excess equipment and leasehold improvements to facilities that were permanently vacated and whose estimated fair market value by management were minimal. The closing of the plants discussed above as well as all other related activities are expected to be completed in early fiscal 2003.

      In December 2001, Sanmina-SCI acquired SCI Systems Inc. in a purchase business combination. As part of the acquisition of SCI, Sanmina-SCI recorded an assumed liability, based on management’s plan in accordance with EITF 94-3, for expected involuntary employee termination costs of approximately $7.4 million for 158 employee positions. As of June 29, 2002, 100 employees have been terminated for an approximate cost of $5.5 million. The balance of the remaining terminations are expected to be completed by September 2002. Sanmina-SCI also recorded an assumed liability of $2.3 million related to plant consolidations and closures of which $298,000 has been paid through June 29, 2002.

      As part of the acquisition of SCI, in accordance with EITF 95-3, Sanmina-SCI also recorded expected involuntary employee termination costs of approximately $85.6 million. As of June 29, 2002, 5,148 employees have been terminated at a cost of $19.5 million. The involuntary employee terminations are expected to be completed by December 2002. Sanmina-SCI also incurred restructuring costs related to lease payments (less any applicable sublease income) for properties permanently vacated and other costs of $18.0 million.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately $3.4 million was utilized during the seven month period ended June 29, 2002. Approximately $5.3 million of previously recorded charges were reversed in the same period for one facility, which due to a change in customer requirements, was not closed. Asset related write-offs of $14.2 million consisted of excess equipment and leasehold improvements to facilities that were permanently vacated and whose estimated fair market value were zero. The closing and consolidation of the plants discussed above are expected to be completed by December 2002.

      Merger costs incurred by SCI of $29.8 million were recorded in fiscal 2002. The liability for SCI merger costs as of the merger date was approximately $17.1 million and consisted of fees for investment banking, accounting, legal and related fees and expenses for the SCI acquisition. Merger costs of approximately $17 million were paid by June 29, 2002. The remaining amounts will be paid in fiscal 2002.

Fiscal 2001

      In March 2001, Sanmina-SCI acquired Segerstrom in a pooling of interests business combination. In accordance with EITF 94-3, Sanmina-SCI recorded expected involuntary employee termination costs of approximately $7.2 million for 470 employee positions. As of March 30, 2002, all identified employees had been terminated. Sanmina-SCI also incurred restructuring costs of $5.2 million related to consolidation of duplicate Segerstrom facilities, located primarily in Europe. Costs utilized during the first nine months of 2002 were $1.3 million for severance costs, $1.3 million for facility exit and other costs and $2.6 million related to merger costs. Sanmina-SCI reversed $1.5 million in severance costs because of actual severance costs incurred were less than estimated in the original plan.

      In July 2001, due to the slowdown in the EMS industry and the economy worldwide, Sanmina-SCI closed certain manufacturing facilities throughout North America and Europe, and merged operations from these facilities into existing manufacturing facilities within the same regions. These plant closures were made to eliminate duplicate facilities to better align capacity to reduced levels of customer demand. Concurrent with the plant closures, Sanmina-SCI reduced its workforce in the same regions by 2,967 people for an estimated cost of $18.2 million. During the nine months ended June 29, 2002, an additional severance amount of approximately $5.8 million was recorded based upon revised estimates obtained. During the nine months ended June 29, 2002, 812 employees have been terminated for an approximate cost of $7.7 million. During the nine months ended June 29, 2002, Sanmina-SCI also incurred restructuring costs related to lease payments (less any applicable sublease income) for properties permanently vacated and other costs of $5.3 million. Approximately $11.1 million was utilized for lease payments. Sanmina-SCI incurred additional asset related write-offs of $9.2 million consisting of excess equipment and leasehold improvements to facilities that were permanently vacated and whose estimated fair market value were zero. During the nine-month period ended June 29, 2002, Sanmina-SCI reversed $2.5 million, of which $1.9 million related to excess equipment and $0.6 million related to shutdown of duplicate facilities, based upon revised estimates obtained. The closing of the plants discussed above are expected to be completed by the fourth quarter of fiscal 2002.

Note 5 — Comprehensive Income

      SFAS No. 130 “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report “comprehensive income” that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity. Comprehensive income (loss) for Sanmina-SCI consists of net income (loss) plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments, net of tax effects. Comprehensive income (loss) adjustments were $14.2 million and $(0.5) million, for the three months ended June 29, 2002 and June 30, 2001, respectively, and $6.5 million and $(3.3) million, for the nine months ended June 29, 2002 and June 30, 2001, respectively. Comprehensive income (loss) for the three months ended June 29, 2002 and

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2001 was $9.2 million and $29.7 million, respectively, and for the nine months ended June 29, 2002 and June 30, 2001 was $(83.1) million and $204.9 million, respectively. As of June 29, 2002, the cumulative unrealized holding gain on investments and cumulative foreign currency translation adjustments was $1.1 million and $(4.8) million, respectively. As of June 30, 2001, the cumulative unrealized holding gain on investments and cumulative foreign currency translation adjustments was $3.2 million and $(18.1) million, respectively.

Note 6 — Inventories

      Inventories are stated at the lower of cost or market (first-in, first-out method). Cost includes labor, material and manufacturing overhead. When required provisions are made to reduce excess inventories to their estimated net realizable values. It is possible that estimates of net realizable values can change in the near term. The components of inventories, net of provision, are as follows (in thousands):

	As of

	June 29,	September 29,
	2002	2001

Raw materials	$806,567	$356,939
Work-in-process	273,704	57,886
Finished goods	193,129	88,997

	$1,273,400	$503,822

Note 7 — Earnings per Share (“EPS”)

      Basic EPS was computed by dividing net income by the weighted average number of shares of common stock outstanding during the third quarter of fiscal 2002 and 2001 and for the nine month periods for fiscal 2002 and 2001. Diluted EPS for the third quarter of fiscal 2002 and 2001 and for the nine month periods for fiscal 2002 and 2001 include dilutive common stock equivalents using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock, if dilutive. For the quarters ended June 29, 2002 and June 30, 2001, 40,457,519 and 26,693,042 potentially dilutive shares from the conversion of the convertible subordinate debt and after-tax interest expense of $12.3 million and $7.5 million, respectively, were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. For the nine months ended June 29, 2002 and June 30, 2001, 40,457,519 and 10,761,116 potentially dilutive shares from the conversion of the convertible subordinated debt and after-tax interest expense of $32.7 million and $14.5 million, respectively, were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. Reconciliations of net income and weighted average number of shares used for the

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

diluted earnings per share computations for the third quarter of fiscal 2002 and 2001 and for the nine month periods for fiscal 2002 and 2001 are as follows:

	Three Months Ended		Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

	(In thousands, except per share amounts)
Net (loss) income	$(4,994)	$30,097	$(89,531)	$208,293
Interest expense, net of tax, related to convertible subordinated debt	—	—	—	7,824

(Loss) income for calculating earnings per share	$(4,994)	$30,097	$(89,531)	$216,117

Weighted average number of shares outstanding during the period	520,029	321,011	472,225	318,824
Weighted average number of shares for stock options outstanding during the period	—	12,077	—	14,493
Weighted average number of shares if convertible subordinated debt were converted	—	—	—	15,949

Weighted average number of shares	520,029	333,088	472,225	349,266

Diluted (loss) earnings per share	$(0.01)	$0.09	$(0.19)	$0.62

Note 8 — Long-Term Debt

      Long-term debt consists of the following (in thousands):

	As of

	June 29,	September 29,
	2002	2001

Convertible Subordinated Notes due 2004	$350,000	$350,000
9 1/2% Senior Subordinated Notes due 2008	—	12,121
Convertible Subordinated Notes due 2012	—	2,135
Zero Coupon Convertible Subordinated Notes due 2020	807,476	783,821
Long-Term Notes due through 2006	8,677	—
3% Convertible Subordinated Notes due 2007	566,120	—
Revolving Credit Agreements	600,000	6,150
Obligations under Capital Leases with Interest Rates ranging from 7.0% to 7.75%	4,182	10,182
Bank Loans due through August 2010, at rates ranging from 4.63% to 6.10%	88,163	69,999

Total	2,424,618	1,234,408
Less: Current Portion	(265,367)	(15,800)

Total Long-Term Debt	$2,159,251	$1,218,608

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

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In July 2000, Sanmina-SCI initiated an offer to purchase the 9 1/2% Notes. The offer to redeem was required by the terms of the Indenture under which the 9 1/2% Notes were issued as a result of a change in control provision when Sanmina-SCI acquired Hadco. The redemption was at 101% of the principal amount of the 9 1/2% Notes. On August 24, 2000, Sanmina-SCI redeemed $187.9 million of the outstanding 9 1/2% Notes. The redemption premium and deferred debt costs related to the 9 1/2% Notes were expensed by Sanmina-SCI in the fourth quarter of fiscal 2000. Costs of approximately $5.0 million, net of tax, were reflected as an extraordinary charge relating to the early extinguishment of this debt. During the first and second quarter of fiscal 2002, Sanmina-SCI repurchased the remaining outstanding notes through the open market. As of June 29, 2002, there was zero outstanding.

      Long Term Notes due through 2006 — SCI’s subsidiaries have notes with various institutions, maturing through 2006 amounting to $8.7 million at June 29, 2002. Substantially all of the notes bear variable interest rates ranging from 3.0% to 7.5%, as of June 29, 2002.

      Convertible Subordinated Notes due 2007 — In March 2000, SCI issued $575 million of 3% convertible subordinated notes (the “3% Notes”) maturing March 15, 2007. The 3% Notes are convertible into Sanmina-SCI common stock at $41.35 per share. Sanmina-SCI may redeem the 3% Notes on or after May 20, 2003, although there is no mandatory redemption prior to final maturity.

      Zero Coupon Convertible Subordinated Notes due 2020 — On September 12, 2000, Sanmina-SCI issued $1.66 billion of zero-coupon 4% convertible notes (the “Zero Coupon 4% Notes”), due on September 12, 2020, to qualified institutional investors in a private placement at an issue price of $452.89 per note, resulting in gross proceeds of $751.8 million. The Zero Coupon 4% Notes are subordinated to the prior payment of all senior indebtedness, as defined. There will be no cash interest payments prior to maturity. The issue discount is amortized using the effective interest method over the term of the notes. The Zero Coupon 4% notes are convertible into common stock, at the option of the note holder, at the conversion ratio of approximately 6.48:1. The Zero Coupon 4% Notes are redeemable at the option of Sanmina-SCI on or after September 12, 2005. The Zero Coupon 4% Notes may also be subject to repurchase, at the option of the holder, on September 12, 2005, September 12, 2010, and September 12, 2015 at $552.08, $672.98, and $820.35, respectively per note. Sanmina-SCI has filed with the Securities Exchange Commission a registration statement for resale of the notes and the common stock issuable upon conversion.

      Revolving Credit Agreements — In December 2001, Sanmina-SCI entered into a $750 million revolving credit facility consisting of a $250 million 364-day credit facility and a $500 million three-year credit facility with a syndicate of banks. These credit agreements bear variable interest based on a defined bank rate, and bank facility and commitment fees, which totaled 3.34% for both the 364-day credit facility and the three-year credit facility at June 29, 2002. This facility also allows for the utilization of letters of credit with certain requirements. As of June 29, 2002, one letter of credit was outstanding under this agreement in the amount of $1.5 million. The agreements contain covenants, which requires Sanmina-SCI to maintain certain ratios for net worth, interest coverage, and leverage. The net worth covenant requires a minimum tangible net worth relative to Sanmina-SCI’s tangible net worth as of March 31, 2002. The interest coverage ratio requires a minimum ratio of adjusted operating income for the prior 12 months to cash interest expense for the prior 12 months. The leverage ratio requires a minimum ratio of total debt to capitalization. As of June 29, 2002 Sanmina-SCI was in compliance with these covenants. In connection with these facilities, Sanmina-SCI

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred costs of approximately $3.7 million that are capitalized in the balance sheet and amortized over the life of the respective agreements.

      Asset Securitization — In March 2002, Sanmina-SCI amended an existing Sanmina-SCI asset securitization agreement that gives Sanmina-SCI the option to periodically transfer and sell undivided percentage ownership interests, of up to $200 million, in a revolving pool of the Sanmina-SCI’s eligible trade receivables to a conduit administered by an independent financial institution. As of June 29, 2002 the Company has not transferred any asset ownership under the existing agreement.

      Under the terms of the asset securitization agreement, certain wholly owned operating subsidiaries of Sanmina-SCI transfer and sell their trade receivables to a wholly owned limited purpose subsidiary and the conduit, or third party purchasers, purchase an undivided ownership interest in those receivables from the limited purpose subsidiary. All intercompany activity in the Condensed Consolidated Financials Statements related to these transactions is eliminated between the wholly owned subsidiaries of Sanmina-SCI. The limited purpose subsidiary has been structured to be legally separate from Sanmina-SCI and bankruptcy remote; however, the limited purpose subsidiary is consolidated with the Company’s financial statements for accounting purposes. The eligible receivables purchased by the conduit may increase or decrease over time, depending on the characteristics of the limited purpose subsidiary’s receivables, including delinquency rates and debtor concentrations.

      As of June 29, 2002, $362.1 million in receivables had been transferred by Sanmina-SCI to the limited purpose subsidiary, of which no amount had been sold to the third-party purchasers and therefore no amount had been derecognized in the accompanying Condensed Consolidated Balance Sheet. The net amount of $362.1 million held by the limited purpose subsidiary is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheet. Loss on sale (discount) of the trade receivables of $1.5 million and related fees of $390,000 for the nine months ended June 29, 2002 are included in interest expense in the accompanying condensed Consolidated Statement of Operations. The conduit has a secured interest in the total transferred receivables up to the amount of outstanding purchases of the accounts receivable by the conduit. For the nine months ended June 29, 2002, Sanmina-SCI paid the conduit net cash of $211.0 million, which is the net accounts receivable repurchased by Sanmina-SCI from the conduit since the date of the acquisition of SCI.

      During the reported period, a subsidiary of Sanmina-SCI serviced the receivables transferred to the limited purpose subsidiary on behalf of the conduit and received a servicing credit, which management has determined approximates market compensation for these services. Under the asset securitization agreement, Sanmina-SCI pays commitment fees to the banks of up to 0.30% for unused amounts under the asset securitization line, program fees of up to 0.35% of outstanding amounts and facility fees of up to 0.175%. Sanmina-SCI is subject to certain financial covenants contained in the asset securitization agreement, including maintaining certain ratios for net worth, interest coverage, and leverage.

      The asset securitization agreement was further amended in July 2002 (see Note 10)

Note 9 — Business Segments and Concentration of Credit Risk

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information regarding operating segments in annual financial statements and requires disclosure of selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sanmina-SCI’s chief operating decision maker is its Chief Operating Officer. Based on the evaluation of financial information by the Chief Operating Officer, management currently believes that Sanmina-SCI operates in two geographic segments, domestic (U.S.A.) and international operations. Revenues are attributable to the country in which the product is manufactured. During the nine months ended June 29, 2002, there was one foreign country, Mexico, with material revenue. Revenues, operating income and long-lived assets from Mexico were $642.8 million, $2.5 million, and $125.4 million, respectively. During the nine months ended June 30, 2001, there were no material assets or revenues from any individual foreign country. Each segment manufactures, tests and services a full spectrum of complex printed circuit boards, custom backplane interconnect devices, electronic assembly services and integrated enclosure systems. The chief operating decision maker evaluates performance based upon each segment’s operating income. Operating income is defined as income before interest income or interest expense and taxes. The following summarizes financial information by geographic segment (in thousands):

	Three Months Ended June 29, 2002			Nine Months Ended June 29, 2002

	Domestic	International	Total	Domestic	International	Total

Sales	$1,088,740	$1,060,586	$2,149,326	$2,531,582	$2,500,057	$5,031,639
Intersegment	80,380	387,920	468,300	200,652	927,037	1,127,689

Total	$1,169,120	$1,448,506	$2,617,626	$2,732,234	$3,427,094	$6,159,328
Operating (loss) income	$(9,792)	$27,648	$17,856	$(89,322)	$14,556	$(74,766)

	Three Months Ended June 30, 2001			Nine Months Ended June 30, 2001

	Domestic	International	Total	Domestic	International	Total

Sales	$524,118	$222,619	$746,737	$2,456,631	$864,729	$3,321,360
Intersegment	29,865	—	29,865	131,951	—	131,951

Total	$553,983	$222,619	$776,602	$2,588,582	$864,729	$3,453,311
Operating income	$43,109	$1,553	$44,662	$275,642	$42,298	$317,940

	As of

	June 29,	September 29,
	2002	2001

Long Lived Assets (excludes goodwill and intangibles):
Domestic	$752,878	$604,474
International	604,030	158,167

Total	$1,356,908	$762,641

      Although Sanmina-SCI seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina-SCI’s net sales. During the three months ended June 29, 2002 and June 30, 2001, sales to Sanmina-SCI’s ten largest customers accounted for 69.5% and 54.8%, respectively, of Sanmina-SCI’s net sales. For the nine months ended June 29, 2002 and June 30, 2001, sales to Sanmina-SCI’s ten largest customers accounted for 65.3% and 51.9%, respectively, of Sanmina-SCI’s net sales. In the three and nine months ended June 29, 2002, two of Sanmina-SCI’s customers individually represented over 10.0% of net sales. In the three and nine months ended June 30, 2001, two and one, respectively, of Sanmina-SCI’s customers individually represented over 10.0% of net sales, respectively. As of June 29, 2002 one customer accounted for greater than 10% of the accounts receivable balance.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Subsequent Event

      In July 2002, Sanmina-SCI completed the purchase of the Alcatel, Toledo, Spain facility (see Note 3).

      In July 2002, Sanmina-SCI amended and renewed its asset securitization agreement, previously scheduled to expire in December 2002. In August 2002, $197.8 million of the available $200 million in the program was utilized to pay down a portion of the amount outstanding under the revolving credit agreement. Effective August 2002, the net receivables sold in the program under the asset securitization agreement will no longer be derecognized from the accounts receivable balance and the associated debt will be recorded as current portion of long term debt on the balance sheet. The asset securitization agreement expires in July 2003 and is subject to annual renewal. (see Note 8)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward looking statements as a result of certain factors, including those set forth below. You should carefully consider the risks described below in connection with any evaluation of our business and prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. A holder of securities issued by Sanmina-SCI should be aware of these and other various risks, including those just described and those described below. The risks set forth in this quarterly report are not the only risks we face. If any of the risks set forth above or if any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock and our convertible subordinated notes could decline.

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

General

      Sanmina Corporation was incorporated in Delaware in May 1989 to acquire its predecessor company, which had been in the printed circuit board and backplane business since 1980. In 2001, Sanmina acquired SCI Systems, Inc., and formally changed its name to Sanmina-SCI Corporation. Sanmina-SCI is a leading independent provider of customized integrated electronic manufacturing services (“EMS”), including turnkey electronic assembly and manufacturing management services, to original equipment manufacturers (“OEMs”) in the electronics industry. Markets served by Sanmina-SCI include communications, personal computer, high-end computing, multimedia entertainment, medical, industrial, and aerospace and defense industries. Sanmina-SCI’s customers include industry leaders such as Alcatel, Cisco Systems, Dell Computer, Echostar, Ericsson, Hewlett-Packard, IBM, Nokia, Nortel Networks, Phillips and Tellabs. Sanmina-SCI is a vertically integrated electronic manufacturing service provider primarily in the engineering, design and manufacture of complex printed circuit board assemblies using surface mount (“SMT”) and pin-through hole (“PTH”) interconnection technologies, the manufacture of custom designed backplane assemblies, fabrication of complex multi-layered printed circuit boards, metal stamping and plating, electronic enclosure systems, subsystem assembly, testing, and assembly of completed systems and direct order fulfillment with repair depot services. In addition to assembly, turnkey manufacturing management also involves procurement and materials management, distribution, logistics and after sales services as well as consultation on printed circuit board design and manufacturing. Sanmina-SCI also manufactures custom cable and wire harness assemblies.

      Sanmina-SCI manufactures products in 109 decentralized plants, consisting of 67 electronics assembly facilities, 9 printed circuit board fabrication facilities, 9 cable assembly facilities, 20 enclosure assembly facilities and 4 other manufacturing facilities, located both domestically and internationally. Sanmina-SCI has electronics assembly, printed circuit fabrication, enclosure manufacturing, cable manufacturing and global technology solution centers domestically in Alabama, Arizona, California, Colorado, Kentucky, Maine, Maryland, Massachusetts, New Hampshire, New York, North Carolina, Pennsylvania, South Dakota, Texas, Utah, Virginia and Wisconsin and internationally in Australia, Brazil, Canada, China, Czech Republic, England, Finland, France, Germany, Hungary, Israel, Ireland, Japan, Malaysia, Mexico, The Netherlands, Scotland, Singapore, Spain, Sweden, Taiwan, and Thailand. In addition to these facilities, Sanmina-SCI has a 49.9% ownership interest in INBOARD, the remainder of which is owned by Siemens AG. INBOARD is a manufacturer of complex printed circuit boards and is located in Germany.

Recent Acquisitions

      In June 2002, Sanmina-SCI acquired Viking Components, Inc. (“Viking”), a privately held company which designs, manufactures and distributes advanced technology products, including computer system memory, flash memory and readers, and modems. The transaction included the purchase of all outstanding stock of Viking’s operations in the United States as well as the stock of Viking subsidiaries in Ireland and Singapore. The purchase price for the acquisition was $5.3 million paid in cash and shares of Sanmina-SCI common stock. Sanmina-SCI recorded this transaction as a purchase business combination. The purchase price was allocated to the fair value of net assets acquired, including primarily inventories, equipment, assumed liabilities and goodwill. The results of operations for the three and nine months ended June 29, 2002, include the results of these businesses from the date of acquisition.

      In January 2002, Sanmina-SCI entered into an agreement with Hewlett Packard Corporation (“HP”) under which HP agreed to outsource a portion of its Europe-Middle East-Africa desktop personal computer manufacturing needs to Sanmina-SCI and Sanmina-SCI would acquire HP’s related manufacturing operations located in I’sle d’abeau, France. The transaction was completed in June 2002. The net cash purchase price for this acquisition was approximately $65.8 million, after certain refundable adjustments, and was accounted for as a purchase business combination. The purchase price was allocated to the fair value of net assets acquired, including primarily inventories, equipment and goodwill. The results of operations for the nine months ended June 29, 2002 include the results of this business from the date of acquisition.

      In January 2002, Sanmina-SCI entered into an agreement with Alcatel of France to purchase manufacturing facilities in Cherbourg, France, Gunzenhausen, Germany, and Toledo, Spain. In April 2002, Sanmina-SCI completed the purchase of the Gunzenhausen, Germany facility and in May 2002 the Cherbourg, France facility. In connection with the acquisitions, Sanmina-SCI and Alcatel entered into a multi-year supply agreement covering the products manufactured at these facilities. The net cash purchase price for these two transactions was $82.6 million and were accounted for as purchase business combinations. The purchase prices were allocated to the fair value of net assets acquired, including primarily inventories, equipment and goodwill. The results of operations for the nine months ended June 29, 2002, include the results of these businesses from the dates of acquisition. The Toledo facility acquisition was completed in Sanmina-SCI’s fourth fiscal quarter.

      In January 2002, Sanmina-SCI entered into an agreement with International Business Machines Corporation (“IBM”) under which IBM agreed to outsource a portion of its U.S. and European NetVista desktop personal computer manufacturing needs to Sanmina-SCI and Sanmina-SCI would acquire IBM’s NetVista desktop manufacturing operations located in Research Triangle Park, North Carolina and Greenock, Scotland. As part of the agreement, Sanmina-SCI would acquire certain IBM buildings and equipment related to the manufacturing and associated logistics in North Carolina and would acquire the right to occupy related manufacturing spaces at a subcontractor’s facilities in Scotland. The transaction was completed in February 2002. The net cash purchase price for this acquisition was approximately $161.5 million, after certain refundable adjustments, and was accounted for as a purchase business combination. The purchase price was allocated to the fair value of net assets acquired, including primarily inventories, equipment and goodwill. The results of operations for the nine months ended June 29, 2002 include the results of this business from the date of acquisition.

      In October 2001, Sanmina-SCI purchased certain assets of Electro Mechanical Solutions (“E-M-Solutions”), a privately-held manufacturer of electronic enclosures. This transaction included the purchase of certain manufacturing operations in the United States, as well as the stock of E-M-Solutions subsidiaries incorporated in Mexico and Northern Ireland. The net cash purchase price for this transaction was $91.4 million. The purchase price was allocated to the fair value of net assets acquired, primarily including inventories, equipment and goodwill. Sanmina-SCI recorded this transaction as a purchase business combination and the consolidated financial statements include the operating results of E-M-Solutions from the date of acquisition.

      During the nine months ended June 29, 2002 Sanmina-SCI also completed several other acquisitions which were immaterial individually and in the aggregate including, a manufacturer of complex enclosure systems with facilities in Shenzhen, China and a sales office in Hong Kong, a United States cable manufacturer, a design center, and a cable manufacturer with operations in the United States, the Czech Republic and Germany.

      Pro forma results of operations have not been presented for any of the above acquisitions because the effects of these acquisitions were not material on either an individual or aggregate basis. The goodwill resulting for the above immaterial acquisition during the nine months ended June 29, 2002 is approximately $218 million. The majority of this goodwill is deductible for tax purposes.

      On December 6, 2001, SCI merged with a wholly owned subsidiary of Sanmina Corporation and following the transaction SCI became a wholly owned subsidiary of Sanmina-SCI. Under the terms of the merger, SCI stockholders received 1.36 shares of Sanmina common stock for each share of SCI. In addition, Sanmina-SCI issued options to purchase shares of Sanmina-SCI common stock in exchange for each issued and outstanding SCI option. The transaction was accounted for as a purchase business combination. The purchase price was preliminarily allocated as follows:

Net tangible assets acquired	$124,095
Deferred compensation related to options	4,562
Goodwill	4,282,334

Total purchase price	$4,410,991

      The total purchase price of approximately $4.4 billion consists of approximately 200.6 million shares of Sanmina-SCI common stock with a fair value of approximately $4.2 billion, 13.0 million vested and unvested stock options with a fair value of $203.0 million, of which approximately $4.6 million was recorded as deferred compensation related to the intrinsic value of the unvested options, and current direct transaction costs of $20.6 million with anticipated final transaction costs of $21.0 million. Sanmina-SCI has recorded $4.3 billion related to goodwill, of which $1.2 billion is related to domestic (U.S.A.) operations and $3.1 billion is related to international operations. Of the $4.3 billion recorded for goodwill, the majority is not deductible for tax purposes.

Critical Accounting Policies

      Management Estimates and Uncertainties — The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements include depreciation and amortization periods, the allowance for doubtful accounts, and reserves for inventory valuation and environmental matters. Actual results could materially differ from these estimates.

      Revenue Recognition — Sanmina-SCI generally recognizes revenue at the point of shipment to its customers, under the contractual terms which in general are FOB shipping point or when services have been performed. Sanmina-SCI also derives revenues from sales of certain inventory, including raw materials, to customers who reschedule, amend or cancel purchase orders after Sanmina-SCI has procured inventory to fulfill their purchase orders. Title to the product or the inventory transfers upon shipment and the customer’s assumption of the risks and rewards of ownership of the product. In some cases, Sanmina-SCI will recognize revenue upon receipt of shipment by the customer or at its designated location. Except in specific circumstances, there are no formal customer acceptance requirements or further Sanmina-SCI obligations to the customer subsequent to shipment. In specific circumstances in which there are such customer acceptance requirements or further Sanmina-SCI obligations, revenue is recognized at the point of formal acceptance and upon completion of obligations. Where appropriate, provisions are made for estimated warranty and sales return costs.

      Financial Instruments and Concentration of Credit Risk — Financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt obligations.

The fair value of these financial instruments approximates their carrying amount except for the 9 1/2% Senior Subordinated Notes due 2008 (“the 9 1/2 Notes”), at September 29, 2001. The fair value of the 9 1/2% Notes, at September 29, 2001, was $13.0 million with a carrying amount of $12.1 million. The 9 1/2% Notes were repurchased in full, through open market transactions, as of June 29, 2002.

      Financial instruments that subject Sanmina-SCI to credit risk consist of cash and cash equivalents, short-term investments and trade accounts receivable. Sanmina-SCI maintains the majority of its cash, cash equivalents and short-term investment balances with financial institutions. Sanmina-SCI has not experienced any significant losses on these investments to date. The most significant credit risk is the ultimate realization of its accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of its customers, and (iii) frequent contact with its customers, especially its most significant customers, thus enabling Sanmina-SCI to monitor current changes in business operations and to respond accordingly. Sanmina-SCI considers these concentrations of credit risks in establishing its allowance for doubtful accounts, and management believes these allowances are adequate under the circumstances. Sanmina-SCI has one customer representing greater than 10.0% of gross accounts receivable as of June 29, 2002.

      Inventories — Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead incurred for finished goods and work-in-process. Sanmina-SCI determines expected inventory usage based on demand forecasts received from the company’s customers. When required, provisions are made to reduce excess inventories to their estimated net realizable values. It is possible that estimates of net realizable values can change in the near term.

      Exit Costs — Sanmina-SCI recognized infrequent charges in each of fiscal years 2002 and 2001 related to its plans to exit certain activities resulting from the identification of duplicate and excess manufacturing and administrative facilities which required closure or consolidation. In connection, with its exit activities, Sanmina-SCI recorded infrequent charges for employee termination costs, long-lived asset impairments and other exit-related costs. These charges were incurred pursuant to formal plans developed by management. The recognition of the infrequent charges required that Sanmina-SCI make certain judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity. Management’s estimates of future liabilities may change, requiring the recording of additional infrequent charges or the reduction of liabilities already recorded. At the end of each reporting period, Sanmina-SCI evaluates the remaining accrued balances to ensure accruals are adequate, that no excess accruals are retained, and the utilization of the provisions are for their intended purposes in accordance with developed exit plans. Refer to Note 4 “Merger and Restructuring Costs” of the Notes to the Condensed Consolidated Financials Statements” in Item 1 “Interim Financial Statements” for further discussion of our restructuring activities.

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

      Goodwill and Intangibles — Costs in excess of tangible assets acquired and liabilities assumed are recorded as goodwill and intangibles. Sanmina-SCI has certain identifiable intangible assets that are subject to amortization. These intangibles relate to customer lists, developed technology, trademarks and other intangibles with useful lives from ten to thirty years. Sanmina-SCI has certain identifiable intangibles that are not subject to amortization due to their infinite lives. SFAS No. 142 requires that companies no longer amortize goodwill or intangible assets with indefinite lives related to existing goodwill and intangible assets or related to acquisitions subsequent to July 1, 2001. Companies must test for impairment of goodwill at least annually and use a two-step approach to assess any impairment to goodwill at the established reporting unit level. Companies must also reassess the value and useful lives of goodwill and intangible assets previously recorded in connection with prior acquisitions. Sanmina-SCI adopted SFAS No. 142 in the first quarter of fiscal 2002 and no longer amortizes goodwill, thereby eliminating annual goodwill amortization of approximately $22 million, based on anticipated amortization for fiscal 2002. At June 29, 2002, unamortized goodwill approximated $4.7 billion. Sanmina-SCI will evaluate goodwill, at least, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Sanmina-SCI has completed the first step of the transitional goodwill impairment test and has determined that no potential impairment exits. As a result, Sanmina-SCI has recognized no transitional impairment loss in fiscal 2002 in connection with the adoption of SFAS No. 142. Sanmina-SCI will complete its annual impairment test in the fourth quarter of fiscal 2002 and any impairment that arises from that analysis will be accounted for in the fourth quarter of 2002. There can be no assurance that future impairment tests will not result in a charge to earnings and there is a potential for a write down of goodwill in connection with the annual impairment test.

Results of Operations

      The following table sets forth, for the three months and nine months ended June 29, 2002 and June 30, 2001, certain items as a percentage of net sales. The consolidated financial statements include the operating results of SCI from December 3, 2001, the accounting close nearest to the acquisition date of December 6, 2001. Net revenues for this three-day period between December 3 and December 6 were $91 million. The table and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

	Three Months Ended		Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	95.8	87.6	95.7	84.0

Gross profit	4.2	12.4	4.3	16.0

Operating expenses:
Selling, general and administrative	3.0	5.4	3.4	5.4
Amortization of goodwill and intangibles	0.1	0.9	0.1	0.6
Merger costs	—	—	—	—
Restructuring costs	0.4	0.4	2.0	0.8

Total operating expenses	3.5	6.7	5.5	6.8

Operating income (loss)	0.7	5.8	(1.2)	9.2
Other income (expense), net	(1.0)	0.5	(0.9)	0.5

Income (loss) before provision for income taxes	(0.3)	6.3	(2.1)	9.7
Provision (benefit) for income taxes	(0.1)	2.4	(0.7)	3.7

Net income (loss)	(0.2)%	3.9%	(1.4)%	6.0%

      Net sales for the third quarter of fiscal 2002 increased by 237% to $2.6 billion from $777 million in the corresponding quarter of the prior year. For the nine months ended June 29, 2002, sales increased by 78% to $6.2 billion from $3.5 billion in the first nine months ended June 30, 2001. The increase in net sales for the third quarter and nine month period of fiscal 2002 over the same period in fiscal 2001, was primarily the result of the acquisition of SCI Systems, Inc. in December 2001. The results for both the three and nine month period of 2002 have been impacted by the continuing downturn in economic conditions worldwide, in the electronics industry in general and the communications sector in particular. This downturn has had a significant impact on Sanmina-SCI’s customers and their end markets during the last twelve months. These economic conditions have led to a reduced demand for services provided by Sanmina-SCI and other EMS companies.

      The following summarizes financial information by geographic segment (in thousands):

	Three Months Ended June 29, 2002			Nine Months Ended June 29, 2002

	Domestic	International	Total	Domestic	International	Total

Sales	$1,088,740	$1,060,586	$2,149,326	$2,531,582	$2,500,057	$5,031,639
Intersegment	80,380	387,920	468,300	200,652	927,037	1,127,689

Total	$1,169,120	$1,448,506	$2,617,626	$2,732,234	$3,427,094	$6,159,328
Operating (loss) income	$(9,792)	$27,648	$17,856	$(89,322)	$14,556	$(74,766)

	Three Months Ended June 30, 2001			Nine Months Ended June 30, 2001

	Domestic	International	Total	Domestic	International	Total

Sales	$524,118	$222,619	$746,737	$2,456,631	$864,729	$3,321,360
Intersegment	29,865	—	29,865	131,951	—	131,951

Total	$553,983	$222,619	$776,602	$2,588,582	$864,729	$3,453,311
Operating income	$43,109	$1,553	$44,662	$275,642	$42,298	$317,940

      Domestic sales for the third quarter of fiscal 2002 increased by 110% to $1.2 billion from $554 million and international sales increased by 551% to $1.4 billion from $223 million in the corresponding quarter of the prior year. Domestic sales for the first nine months of fiscal 2002 increased by 5.5% to $2.7 billion from $2.6 billion and international sales increased by 296% to $3.4 billion from $865 million in the corresponding period of the prior year. As a result of the merger with SCI, management’s desire to increase the global footprint of Sanmina-SCI and the general decline in the domestic electronics market, a greater percentage of Sanmina-SCI revenues are generated from international operations.

      The following unaudited pro forma financial information presents the combined results of operations of Sanmina-SCI and SCI as if the acquisition had occurred as of the beginning of fiscal 2002 and 2001, after giving effect to certain adjustments and related income tax effects.

	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2001	June 29, 2002	June 30, 2001

	(In thousands, except per share data)
Revenue	$2,841,699	$7,435,094	$10,107,535
Net (loss) income	37,520	(235,541)	280,238
Basic earnings (loss) per share	$0.13	$0.02	$0.78
Diluted earnings (loss) per share	$0.13	$0.02	$0.74

      The pro forma financial information above includes infrequent charges of $101.1 million related to restructuring and $29.8 million in merger costs incurred by SCI during the first quarter of 2002 prior to its merger with Sanmina-SCI.

      Gross margin decreased from 12.4% in the third quarter of fiscal 2001 to 4.2% in the third quarter of fiscal 2002. For the nine months ended June 29, 2002, gross margin decreased to 4.3% from 16% in the nine months ended June 30, 2001. The decrease in gross margins for the third quarter and nine month period of fiscal 2002 was primarily attributable to lower capacity utilization due to the continued economic slowdown in the EMS industry worldwide, competitive pricing pressure, and changes in product and customer mix, as compared to the comparable quarter and nine month period of the prior year. Due to increased competition, changes in product and customer mix, and product pricing terms negotiated as part of OEM divestiture transactions, Sanmina-SCI may continue to experience significant fluctuations in gross margins. Changes in customer demand and sales volumes could also result in fluctuations in gross margins. Gross margins may also be impacted by charges related to the writedowns of excess and obsolete inventory and other manufacturing related assets. These writedowns would be related to:

•	inventory written down to lower of cost or market (first-in, first-out method),

•	raw materials held specific to customers who were no longer in business,

•	litigation and

•	changes in customer demand for inventory such as cancellation of orders and Company errors in ordering inventory that resulted in excess quantities on hand.

      Inventory is procured by Sanmina-SCI based on specific customer orders. Correspondingly, customer modifications to orders affecting inventory previously procured by Sanmina-SCI (e.g. cancellations as well as inventory that is highly customized and therefore not available for use by other customers) and Company errors in ordering inventory to support customer orders resulted in excess and obsolete inventory for the related customers that could not be recovered through put back to vendors or to the specific customer concerned. Due to increased competition, product and customer mix, and product pricing structures negotiated in OEM divestiture transactions, including past transactions and possible future transactions, Sanmina-SCI may continue to experience decreases in gross margins.

      Selling, general and administrative expenses increased from $42 million in the third quarter of fiscal 2001 to $79 million in the third quarter of fiscal 2002. As a percentage of sales, selling, general and administrative expenses decreased from 5.4% in the third quarter of fiscal 2001 to 3.0% in the third quarter of fiscal 2002. As a percentage of sales, selling, general and administrative expenses decreased from 5.4% for the nine months of fiscal 2001 to 3.4% for the first nine months of fiscal 2002. The decrease in selling, general and administrative expense as a percentage of sales was primarily due to Sanmina-SCI’s ability to respond quickly to marketplace challenges and cost effectively scale back operations. Also in fiscal 2002, through the acquisition of SCI, Sanmina-SCI has more high volume, low mix manufacturing operations, which incurred lower selling, general and administrative expense as a percentage of revenue. For the nine months ended June 29, 2002, selling, general, and administrative expenses increased to $209 million from $186 million for the nine months ended June 30, 2001. Selling, general and administrative expenses as a percentage of sales are anticipated to remain relatively constant or decrease slightly, depending on sales volume as Sanmina-SCI continues to achieve operating synergies as a result of the integration of Sanmina and SCI and our ability to scale back operations to be in line with anticipated customer demand.

      Amortization expense decreased from $6.7 million in the third quarter of fiscal 2001 to $1.3 million in the third quarter of fiscal 2002. For the nine months ended June 29, 2002, amortization expense decreased to $4.0 million from $20.3 million for the nine months ended June 30, 2001. As part of the adoption of SFAS No. 142, Sanmina-SCI no longer amortizes goodwill or intangible assets with indefinite lives related to existing goodwill and intangible assets or related to acquisitions subsequent to July 1, 2001 thereby eliminating approximately $22 million in annual goodwill amortization. Prior to July 1, 2001, amortization expense included the amortization of intangibles and goodwill related to those acquisitions that were accounted for as purchase transactions.

      Operating expenses increased from $51.7 million in the third quarter of fiscal 2001 to $91.5 million in the third quarter of 2002. As a percentage of sales, operating expenses decreased from 6.7% to 3.5% in the third quarter of 2001 compared to the third quarter of fiscal 2002. For the nine month period, operating expenses increased from $234.6 million in fiscal 2001 to $339.4 million in fiscal 2002 and operating expenses as a percentage of sales decreased from 6.8% in fiscal 2001 to 5.5% in fiscal 2002. The increase in operating expenses for the third quarter of fiscal 2002 as compared to the third quarter in fiscal 2001 was mainly attributable to restructuring costs of $11.6 million recorded in the third quarter of 2002 as well as the acquisition of SCI in December 2001. The increase in operating expenses for the first nine months of fiscal 2002 as compared to the first nine months in fiscal 2001 was mainly attributable to restructuring costs of $126.2 million recorded in the first nine months of 2002 related to the SCI acquisition and due to the continued economic slowdown in the EMS industry worldwide.

      In October 2001, due to the continued slowdown in the EMS industry and the economy worldwide, Sanmina-SCI management approved a plan to close certain manufacturing facilities throughout North America and Europe, and merge operations from these facilities into existing manufacturing facilities within the same regions. These plant closures will eliminate duplicate facilities and better align capacity to the reduced levels of customer demand and increase efficiencies. The recorded costs as of June 29, 2002, expected for involuntary employee terminations associated with these closures was $24.9 million. As of June 29, 2002, 1,862 employees have been terminated for an approximate cost of $14.6 million and the balance of the terminations will be completed by October 2002. Sanmina-SCI also incurred restructuring costs related to non-cancelable lease payments (assuming sublease income of zero) for properties permanently vacated and other costs of $35.7 million of which approximately $17.7 million was utilized during the nine month period ended June 29, 2002. Additionally, approximately $5.3 million of previously recorded charges were reversed in the same period for one facility that, based on a change in customer requirements, is not being closed. Management’s estimates of the time required to sublet its properties permanently vacated and management’s estimates of sublease income are subject to change based on actual events. Asset related write-offs of $54.5 million consisted of excess equipment and leasehold improvements to facilities that were permanently vacated and whose estimated fair market value by management were minimal. The closing of the plants discussed above as well as all other related activities are expected to be completed by October 2002.

      In December 2001, Sanmina-SCI acquired SCI Systems Inc. (“SCI”) in a purchase business combination. As part of the acquisition of SCI, Sanmina-SCI recorded an assumed liability, based on management’s plan in accordance with EITF 94-3, for expected involuntary employee termination costs of approximately $7.4 million for 158 employee positions. As of June 29, 2002, 100 employees have been terminated for an approximate cost of $5.5 million. The balance of the remaining terminations are expected to be completed by September 2002. Sanmina-SCI also recorded an assumed liability of $2.3 million related to plant consolidations and closures of which $298,000 has been paid through June 29, 2002.

      As part of the acquisition of SCI, Sanmina-SCI also recorded in accordance with EITF 95-3, expected involuntary employee termination costs of approximately $85.6 million. As of June 29, 2002, 5,148 employees have been terminated at a cost of $19.5 million. The terminations are expected to be completed by December 2002. Sanmina-SCI also incurred restructuring costs related to lease payments (less any applicable sublease income) for properties permanently vacated and other costs of $18.0 million. Approximately $3.4 million was utilized during the seven month period ended June 29, 2002. Approximately $5.3 million of previously recorded charges were reversed in the same period for one facility, which due to a change in customer requirements, was not closed. Asset related write-offs of $14.2 million consisted of excess equipment and leasehold improvements to facilities that were permanently vacated and whose estimated fair market value were minimal. The closing and consolidation of the plants discussed above are expected to be completed by December 2002.

      Merger costs incurred by SCI of $29.8 million were recorded in fiscal 2002. The liability for SCI merger costs as of the merger date was approximately $17.1 million and consisted of fees for investment banking, accounting, legal and related fees and expenses for the SCI acquisition. Merger costs of approximately $17 million were paid by June 29, 2002. The remaining amounts will be paid in fiscal 2002.

      In March 2001, Sanmina-SCI acquired Segerstrom in a pooling of interests business combination. In accordance with EITF 94-3, Sanmina-SCI recorded expected involuntary employee termination costs of approximately $7.2 million for 470 employee positions. As of June 29, 2002, all identified employees have been terminated. Sanmina-SCI also incurred restructuring costs of $5.2 million related to consolidation of duplicate facilities located primarily in Europe. Restructuring costs paid during the first nine months of 2002 were $1.3 million for severance costs, $1.3 million for facility exit and other costs and $2.6 million related to merger costs. Sanmina-SCI reversed $1.5 million in severance costs because actual costs incurred being less then originally estimated.

      In July 2001, due to the slowdown in the EMS industry and the economy worldwide, Sanmina-SCI closed certain manufacturing facilities throughout North America and Europe, and merged operations from these facilities into existing manufacturing facilities within the same regions. These plant closures were made to eliminate duplicate facilities in order to better align capacity to reduced levels of customer demand. Concurrent with the plant closures, Sanmina-SCI reduced its workforce in the same regions by 2,967 people at an estimated cost of $18.2 million. During the nine months ended June 29, 2002, an additional severance amount of approximately $5.8 million was recorded based upon revised estimates obtained. During the nine months ended June 29, 2002, 812 employees have been terminated for an approximate cost of $7.7 million. During the nine months ended June 29, 2002, Sanmina-SCI also incurred restructuring costs related to lease payments (less any applicable sublease income) for properties permanently vacated and other costs of $5.3 million. Approximately $11.1 million was utilized for lease payments. Sanmina-SCI incurred additional asset related write-offs of $9.2 million consisting of excess equipment and leasehold improvements to facilities that were permanently vacated and whose estimated fair market value were zero. During the nine-month period ended June 29, 2002, Sanmina-SCI reversed $2.5 million, of which $1.9 million related to excess equipment and $0.6 million related to shutdown of duplicate facilities, based upon revised estimates obtained. The closing of the plants discussed above are expected to be completed by the fourth quarter of fiscal 2002.

      Below is a summary of the activity related to restructuring costs:

		Balance at	SCI	Provision		Balance at
	Nature of	September 29,	Restructuring	Charged to	Charges	June 29,
	Charges	2001	Liability	Operations	Utilized	2002

Cash and Non-Cash Provisions:
Employee severance and related expenses	Cash	$7,731	$92,997	$29,268	$48,624	$81,372
Restructuring and other expenses	Cash/Non-Cash	839	14,918	10,101	9,997	15,861
Shut down and consolidation costs of duplicate facilities	Cash	36,545	—	24,975	23,967	37,553
Write-off of impaired or redundant fixed assets	Non-Cash	—	14,216	61,810	76,026	—

Total restructuring accrual		$45,115	$122,131	$126,154	$158,614	$134,786

      Excluding merger and restructuring charges, for the third quarter of fiscal 2002, operating expenses as a percentage of sales decreased to 3.2% from 6.3%, as compared to the same period for fiscal 2001. Excluding merger and restructuring charges, for the first nine months of fiscal 2002, operating expenses as a percentage of sales were 3.5%, as compared to 6.0% for the same period for fiscal 2001. This is due to management’s commitment to realign resources to reflect market demand and sales volumes.

      For the third quarter of fiscal 2002, Sanmina-SCI reported net other expense of $24.8 million compared to net other income of $3.9 million for the corresponding quarter of last year. For the nine months of fiscal 2002, Sanmina-SCI reported net other expense of $56.0 million compared to net other income of $16.9 million for the nine months of fiscal 2001. The components of other income and expense comprising the overall net other income or expense are primarily interest income on cash balances and short-term investments and interest expense on borrowings and convertible subordinated notes. For the third quarter and first nine months of fiscal 2002, the increase in net other expense was largely due to additional interest expense related to new debt incurred as a result of the SCI acquisition and a decrease in interest income as a result of reduced short-term investments.

      Sanmina-SCI’s benefit from income taxes for the third quarter of fiscal 2002 is based upon Sanmina-SCI’s estimate of the effective tax rate for fiscal 2002 of 31.5%. For the third quarter of fiscal 2001, the effective tax rate was 38.0%. For the first nine months of fiscal 2001, the effective tax rate was 37.8%. The reduction in the effective tax rate in 2002 was primarily attributable to changes in tax law and restructure charges.

Liquidity and Capital Resources

      Cash, cash equivalents, and short-term investments as of June 29, 2002 and September 29, 2001 were $1.1 billion and $1.4 billion, respectively. For the nine months ending June 29, 2002, cash provided by operations was $520.7 million, which was primarily due to decreases in inventory and accounts receivable, offset by decreases in current liabilities and a reduction in the utilization of the asset securitization program. Working capital increased to $2.3 billion as of June 29, 2002 compared to $2.1 billion at September 29, 2001. This increase in working capital was primarily due to increases in accounts receivable and inventory as a result of the SCI acquisition without corresponding increases in payables and accrued liabilities.

      Net cash provided by investing activities of $285 million for the first nine months of fiscal 2002 primarily related to $627.1 million in net proceeds from maturities of short-term investments, which was offset by cash paid for business acquisitions net of cash of $265.9 million and purchases of property, plant, and equipment of $80.9 million.

      Net cash used for financing activities of $484.8 million for the first nine months of fiscal year 2002 was related to payments of long-term debt of $1.5 billion and repurchases of common stock of $95 million offset by proceeds received from revolving credit facilities of $1.1 billion and proceeds from the sale of common stock from the exercise of stock options and the employee stock purchase plan of $17.0 million. During the nine months ended June 29, 2002, repurchases of common stock through the stock repurchase program were 10.1 million at a cost of $95.0 million. In December 2001, Sanmina-SCI entered into $750 million of revolving credit facilities consisting of a $250 million 364-day credit facility and a $500 million three-year credit facility with a syndicate of banks. The revolving credit facilities contain covenants, which requires Sanmina-SCI to maintain certain ratios for net worth, interest coverage, and leverage. The net worth covenant requires a minimum tangible net worth relative to Sanmina-SCI’s tangible net worth as of March 31, 2002. The interest coverage ratio requires a minimum ratio of adjusted operating income for the prior 12 months to cash interest expense for the prior 12 months. The leverage ratio requires a minimum ratio of total debt to capitalization. As of June 29, 2002 Sanmina-SCI was in compliance with these covenants. Further information regarding the revolving credit facilities is available in the Exhibit 10.48, filed with this 10-Q, as well as Exhibits 10.46 and 10.47 filed with the Company’s 10-Q for the quarter ended March 30, 2002, filed May 13, 2002. Approximately $600 million from the proceeds of loans under these facilities, together with approximately $385 million of cash on hand was used to repay certain indebtedness of SCI, a majority of which became due and payable pursuant to change of control provisions in connection with Sanmina-SCI’s acquisition of SCI.

      In March 2002, Sanmina-SCI amended an existing Sanmina-SCI asset securitization agreement that gives it the option to periodically transfer undivided percentage ownership interests, of up to $200 million, in a revolving pool of Sanmina-SCI’s eligible trade receivables to a conduit administered by an independent financial institution. As of June 29, 2002, Sanmina-SCI paid net cash of $211.0 million, to the third-party purchasers of accounts receivable under the assets securitization agreement with the results that as of June 29, 2002, there were no amounts of accounts receivable not recorded on the Condensed Consolidated Balance Sheet for the period ending June 29, 2002. As of June 29, 2002, the asset securitization program under the asset securitization agreement was inactive and there was no outstanding balance in the asset securitization program. The net activity from the sale and repurchase of the accounts receivable are reflected as cash used by operating activities in the Condensed Consolidated Statements of Cash Flows.

      In July 2002, Sanmina-SCI amended and renewed its asset securitization program under the asset securitization agreement, previously scheduled to expire in December 2002. In August 2002, $197.8 million of the available $200 million under the program was utilized to pay down a portion of the revolving credit agreement. The net accounts receivables sold under the program will no longer be derecognized from the accounts receivable balance and the associated debt will be recorded as current portion of long-term debt on the balance sheet. The asset securitization agreement expires in July 2003 and is subject to annual renewal.

      The table below indicates the maturity dates for the outstanding debt of Sanmina-SCI:

	Payment Due by Period

		Less than			After 5
	Total	1 Year	1-3 Years	4-5 Years	Years

	(In thousands)
Revolving credit	$600,000	250,000	350,000
Bank loans	$84,757	2,392	37,612	8,677	36,076
Long-term notes	$12,082	12,082
Capital lease	$4,183	893	3,290
Convertible notes	$916,120		350,000	566,120
Zero Coupon notes	$807,476				807,476

TOTAL	$2,424,618	$265,367	$740,902	$574,797	$843,552

      Sanmina-SCI leases facilities under operating leases expiring at various dates through 2009. Sanmina-SCI is responsible for utilities, maintenance, insurance and property taxes under the leases. Future minimum lease payments under operating leases are as follows:

Fiscal Years Ending	(In thousands)

2002 (remaining 3 months — Q4 ’02)	$14,235
2003	42,638
2004	33,539
2005	24,261
2006	18,281
Thereafter	43,232

Future minimum lease payments	$176,186

      In fiscal 1999, Sanmina-SCI entered into an operating lease agreement for new facilities in San Jose, California, which houses its corporate headquarters and certain assembly operations. In connection with these transactions, Sanmina-SCI pledged $52.9 million of its cash and investments as collateral until the end of the leases initial term, for certain obligations of the lease. The amount is included in long-term investments.

      Sanmina-SCI’s future needs for financial resources include increases in working capital to support anticipated sales growth and investment in manufacturing facilities and equipment. Sanmina-SCI has evaluated and will continue to evaluate possible business acquisitions. These possible business acquisitions could require substantial cash payments. Additionally, Sanmina-SCI anticipates incurring additional expenditures during fiscal 2002 in connection with the integration of its recently acquired businesses and expenditures associated with the anticipated growth.

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

Related Party Transactions

      During the nine months ended June 29, 2002, a member of the Board of Directors and the Secretary of the Board of Directors of Sanmina-SCI were also members of the law firm of Wilson Sonsini Goodrich and Rosati, Professional Corporation, Palo Alto, California (“WSGR”), Sanmina-SCI’s outside legal counsel. Sanmina-SCI plans to retain WSGR as its legal counsel throughout fiscal 2002. Sanmina-SCI paid WSGR approximately $2.7 million in legal fees during the nine months ended June 29, 2002.

      Merger costs for the SCI acquisition included a payment of $13.1 million to Merrill Lynch & Co., whose former chairman of its Global Technology Investment Banking Group is a current director of Sanmina-SCI.

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

      In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make certain technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002, with early adoption permitted and, in general, are to be applied prospectively. Sanmina-SCI is currently assessing the impact of SFAS No. 145 on its financial position, results of operations and cash flows as well as timing of its adoption.

      In July 2002, the Financial Accounting and Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement revises the accounting for exit and disposal activities under EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity” by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Earlier adoption is encouraged. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a Company previously recorded under EITF Issue 94-3 are grandfathered. Sanmina-SCI is currently assessing the impact of SFAS No. 146 on its financial position, results of operations and cash flows as well as timing of its adoption.

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

      The market price of Sanmina-SCI common stock may decline as a result of the merger for many reasons including:

•	if the integration of the companies is not completed in a timely and efficient manner;

•	if the perceived benefits of the merger are not achieved as rapidly or to the extent anticipated by financial or industry analysts;

•	if the effect of the merger on the combined company’s financial results is not consistent with the expectations of financial or industry analysts; or

•	if significant stockholders of Sanmina-SCI decide to dispose of their shares because the results of the merger are not consistent with their expectations.

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

      Sanmina-SCI’s results can also be significantly influenced by the development and introduction of new products by its customers. From time to time, Sanmina-SCI experiences changes in the volume of sales to each of its principal customers, and operating results may be affected on a period-to-period basis by these changes. Sanmina-SCI’s customers generally require short delivery cycles, and a substantial portion of each of their backlogs are typically scheduled for delivery within nine months. Quarterly sales and operating results therefore depend in large part on the volume and timing of bookings received during the quarter, which are difficult to forecast.

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

      Although Sanmina-SCI cannot assure you that its combined principal customers will continue to purchase products and services from Sanmina-SCI at current levels, if at all, Sanmina-SCI expects to continue to depend upon its principal customers for a significant portion of Sanmina-SCI’s net sales. Sanmina-SCI’s customer concentration could increase or decrease, depending on future customer requirements, which will depend in large part, on market conditions in the electronics industry segments in which Sanmina-SCI’s customers participate. The loss of one or more major customers or declines in sales to major customers could significantly harm Sanmina-SCI’s business and operating results and lead to declines in the price of Sanmina-SCI common stock.

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

      Sanmina-SCI has, for the past several fiscal years, pursued a strategy of growth through acquisitions. These transactions have involved both acquisitions of entire companies and acquisitions of selected assets from electronics industry OEMs. These assets typically consist primarily of equipment, inventory and, in certain cases, facilities or facility leases. These OEM asset divestiture transactions also typically involve new supply agreements with OEMs. Acquisitions of companies and businesses and expansion of operations involve certain risks, including the following:

•	the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale or other value;

•	diversion of management’s attention;

•	difficulties in scaling up production at new sites and coordinating management of operations at new sites;

•	difficulties associated with managing and integrating operations in distant geographic locations, such as Europe, the Middle East, Asia and Latin America;

•	the possible need to restructure, modify or terminate customer relationships of the acquired company;

•	loss of key employees of acquired operations; and

•	potential write down of recognized goodwill.

      Accordingly, Sanmina-SCI may experience problems in integrating the operations recently acquired or operations associated with any future acquisition. Sanmina-SCI therefore cannot assure you that any recent or future acquisition will result in a positive contribution to Sanmina-SCI’s results of operations. Furthermore, Sanmina-SCI cannot assure you that it will realize value from any acquisition that equals or exceeds the consideration paid. In particular, the successful combination of Sanmina-SCI and any businesses Sanmina-SCI acquires in the future will require substantial effort from each company, including the integration and coordination of sales and marketing efforts. The diversion of the attention of management and any difficulties encountered in the transition process, including the interruption of, or a loss of momentum in, the activities of any future acquisition, problems associated with integration of management information and reporting systems, and delays in implementation of consolidation plans, could harm Sanmina-SCI’s ability to realize the anticipated benefits of any future acquisition. Any failure of Sanmina-SCI to realize the anticipated benefits of its acquisitions could harm Sanmina-SCI’s business and operating results, and could cause the price of Sanmina-SCI common stock to decline. In addition, future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill and other intangible assets that could result in amortization expense or impairment charges. These factors could harm Sanmina-SCI’s business and operating results and cause the price of Sanmina-SCI’s common stock to decline.

OEM asset divestiture transactions involve significant risks that could harm Sanmina-SCI.

      Sanmina-SCI has pursued and expects to continue to pursue opportunities to acquire assembly operations being divested by electronics industry OEMs. Sanmina-SCI expects that competition for these opportunities among electronics manufacturing services firms will be intense as these transactions typically enable the acquiror to enter into long-term supply arrangements with the divesting OEM. Accordingly, Sanmina-SCI’s future results of operations could be harmed if it is not successful in consummating a significant portion of the OEM divestiture transactions it pursues. In addition, due to the large scale and long-term nature of supply arrangements typically entered into in OEM divestiture transactions and because cost reductions are generally a major reason why the OEM is divesting operations, pricing of manufacturing services may be less favorable to Sanmina-SCI than in standard contractual relationships. In addition, premiums paid to the divesting OEM may be in excess of the value that can be realized from the transaction. Furthermore, because these transactions involve customers, they can present difficult managerial and organizational challenges, particularly with respect to excess inventory, excess capacity and similar problems. If Sanmina-SCI enters into new OEM divestiture transactions, Sanmina-SCI may experience further erosion in gross and operating margins as a result of the pricing structure in such transactions as well as problems arising from excess inventory and capacity.

Intangible Asset Risk

      Sanmina-SCI has a substantial amount of intangible assets. These intangible assets generally are attributable to acquisitions and represent the difference between the purchase price paid for the acquired businesses and the book value of the acquired businesses. Under accounting principles relating to acquisitions of businesses, Sanmina-SCI is required to perform a valuation of intangible assets at least once each year. For fiscal year 2002, this valuation is currently underway. The purpose of these valuations is to ascertain whether the current value of the intangible assets is equal to that recorded in the financial statements. As a result of this valuation, Sanmina-SCI may determine that the recorded value of the intangible assets is in excess of their current value. If Sanmina-SCI determines that the intangible asset values need to be reduced as a result of this valuation, Sanmina-SCI will be required to write down the value of the intangibles and this will represent a charge to the income statement.

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

      Sanmina-SCI will experience intense competition that is expected to intensify further as more companies enter markets in which Sanmina-SCI operates, as existing competitors expand capacity and as the industry consolidates. To remain competitive, Sanmina-SCI must develop and provide technologically advanced engineering services, information systems and manufacturing processes. In addition, Sanmina-SCI must maintain high quality products and services, offer flexible delivery schedules and deliver products on a timely basis. Failure to satisfy these or other requirements could harm Sanmina-SCI’s business and results of operations.

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

      Seasonal demands for products produced by Sanmina-SCI for its customers and sold to consumers may impact Sanmina-SCI’s quarterly revenues. The effect of seasonality has increased in recent quarters, as the proportion of Sanmina-SCI’s customers’ products ultimately sold at retail, has increased. Sanmina-SCI’s operating margins have undergone seasonal fluctuations in the past, particularly in the first fiscal quarter due to the slowing effects of the summer season. Sanmina-SCI believes these seasonality effects may continue in the future.

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

      Sanmina-SCI has liabilities associated with environmental contamination at its current and former facilities (and those of the companies it has acquired) that are described in detail in the following sections as well as liabilities associated with disposal of hazardous waste at other locations. Sanmina-SCI has also been named as a potentially responsible party at several contaminated disposal sites, as a result of the past disposal of hazardous waste by companies acquired by Sanmina-SCI or their corporate predecessors. While liabilities for such historic disposal activities have not materially affected Sanmina-SCI’s financial condition to date, there can be no guarantee that past disposal activities will not result in liability which will materially affect Sanmina-SCI in the future. Sanmina-SCI currently anticipates that its liabilities associated with its disposal sites will range from $1,000,000 to $2,000,000. Sanmina-SCI, in consultation with its consultants, determined that the appropriate reserve for these matters is $1,300,000.

Sanmina-SCI is subject to environmental contingencies at sites operated by acquired companies and could incur substantial costs for environmental remediation and related activities at these sites.

      Elexsys International, Inc. — In November 1997, Sanmina-SCI acquired Elexsys International Inc. (“Elexsys”), which became a wholly-owned subsidiary of Sanmina-SCI and has since been merged into Sanmina-SCI. Several facilities owned or occupied by Elexsys at the time of the acquisition, or formerly owned or occupied by Elexsys or companies acquired by Elexsys, had either soil or groundwater contamination or contamination of groundwater underneath or near the facility. For example, the Von Karman Avenue, Irvine, California facility, a printed circuit board manufacturing plant, has solvent contamination in soil and groundwater and is currently under investigation by the California Regional Water Quality Control Board (“RWQCB”). Sanmina-SCI has been pumping and treating groundwater at the site for a number of years. By letter dated June 8, 2001, the RWQCB threatened to issue a Clean-up and Abatement Order to address concerns about additional investigation and remediation. No such order has been issued and Sanmina-SCI is working with the RWQCB to address their concerns. Sanmina-SCI has submitted a remedial action plan to the RWQCB to more aggressively address the existing contamination the cost of which may be as much as $2,000,000 over several years to implement. To date, the cost of the various investigations and of operating the remediation system at the Irvine facility have not materially affected Sanmina-SCI’s financial condition. Sanmina-SCI believes, based on the information currently available, that the potential cost of any groundwater or soil cleanup would not materially affect Sanmina-SCI’s financial condition. Currently, we are unable to anticipate whether any third party claims will be brought against us for the existence of contamination at the Irvine facility.

      Sanmina-SCI determined, through evaluations performed by a third party consultant, that the mean expected cost for the remaining environmental liabilities associated with site contamination at former Elexsys facilities is $1,320,000 with a maximum of $3,170,000. After discussions with our environmental consultants, we have determined that the best estimate within this range for these matters is $1,716,000.

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

      Hadco has commenced operation of a groundwater extraction system at its Derry, New Hampshire facility to address certain groundwater contamination and migration control issues. It is not possible to make a reliable estimate of the length of time remedial activity will have to be performed. However, it is anticipated that the groundwater extraction system will be operated for at least 30 years. There can be no assurance that Hadco will not be required to conduct additional investigations and remediation relating to the Derry facility. The total costs of such groundwater extraction system and of conducting any additional investigations and remediation relating to the Derry facility are not fully determinable.

      From 1974 to 1980, Hadco operated a printed circuit manufacturing facility in Florida as a lessee. In June 1999, Hadco, Gould Electronics, Inc. (“Gould”) and the Florida Department of Environmental Protection (“FDEP”) entered into a Settlement Agreement which provides that Hadco and Gould will undertake remedial action based on a Supplemental Contamination Assessment Report and a later Feasibility Study, which has been prepared by a consultant to Hadco and Gould and approved by the FDEP. A remedial action plan was developed from the Feasibility Study which has been approved by the FDEP. The remedial capital costs are estimated to be $1.4 million. In addition, ongoing monitoring and operation and maintenance costs are estimated to be $1.4 million, which includes operation of the remediation system for 8 years and monitoring for 30 years. Actual remedial activities have not yet commenced.

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

      Through evaluations performed by our consultant, we have determined that the mean expected cost for the remaining environmental liabilities associated with site contamination at former Hadco facilities is $7,175,000 with a maximum of $29,170,000. After discussions with consultants, the company has determined that the best estimate within this range for these matters is $9,327,500.

      Segerstrom — In March 2001, Sanmina-SCI acquired approximately 94% of the outstanding shares and convertible debentures of Segerstrom. It is possible that previous operations have contaminated soil and/or groundwater at Segerstrom facilities. Sanmina-SCI believes, based on the limited information currently available, that the cost of any groundwater or soil clean-up that may be required would not materially harm Sanmina-SCI’s business, financial condition and results of operations. Nevertheless, the process of remediating contaminated soil and groundwater is costly, and if Sanmina-SCI is required to undertake substantial remediation activities at one or more of the former Segerstrom facilities, there can be no assurance that the costs of such activities would not materially harm Sanmina-SCI’s business, financial condition and results of operations.

      Sanmina-SCI through evaluations performed by its consultant has determined that the mean expected cost for the remaining environmental liabilities associated with site contamination at Segerstrom facilities is $7,919,657 with a maximum of $17,703,138. After discussions with Sanmina-SCI’s current consultants, the company has determined that the best estimate within this range for these matters is $10,295,553.

      Electro Mechanical Solutions — In October 2001, Sanmina-SCI acquired assets of Electro-Mechanical Solutions, Inc. (“EM Solutions”) and related entities, in part through bankruptcy proceedings. Sanmina-SCI’s environmental consultants reviewed the environmental conditions on the sites operated by EM Solutions, some of which will be occupied for a period of time by Sanmina-SCI, as lessee. The consultants have determined that contamination does or may exist at some of these locations which may have primarily been caused by occupants on the properties prior to EM Solutions. As determined by the consultants, the environmental liabilities associated with the properties range from $1,482,000 and $4,556,000 in the aggregate. As the contamination on these sites was not caused by Sanmina-SCI, and the liability for such contamination was not assumed contractually by Sanmina-SCI, Sanmina-SCI does not believe it has material liability for these environmental matters. We have determined, in consultation with our consultants, to set aside a reserve in the amount of $1,926,600 for these liabilities, as this is management’s best estimate within the range of outcomes.

      Alcatel — In April 2002, Sanmina-SCI acquired assets of Alcatel’s Gunzenhausen facility in Germany. Alcatel is currently remediating groundwater contaminated by volatile organic compounds and will continue its remediation efforts solely at its expense pursuant to an indemnification agreement with Sanmina-SCI.

      SCI — SCI’s Plant 34 in Brockville, Ontario, Canada has groundwater contamination that Nortel Networks is remediating at its sole expense in order to comply with applicable environmental standards. Nortel Networks has agreed to indemnify SCI for any loss it incurs as a result of claims by third parties relating to the groundwater contamination or the work associated with the cleanup of the contamination. The groundwater treatment system has been in operation since 1992 at a cost of $100,000 a year to Nortel Networks and SCI, therefore, does not believe that the contamination has migrated off-site. However, there may also be soil and/or groundwater contamination at other current or former SCI manufacturing facilities which have yet to be discovered and could give rise to material remediation obligations and/or other liabilities. In the course of preparing its plants located in Arab, Alabama, and Colorado Springs, Colorado, for sale, SCI conducted a Phase I Environmental Site Assessment and Limited Compliance Review at both facilities. Both assessments indicated the presence of lead dust in wipe samples obtained from surfaces in the interior of these plants. While there are no standards for lead on surfaces in commercial buildings, these concentrations are above residential standards not applicable to these facilities. Remediation activities to reduce the lead concentrations are currently underway at both plants. Lead dust has also been identified at SCI’s San Jose, California, facility. The estimated aggregate clean up costs for identified remediation activities at these plants is approximately $900,000. In addition, lead contamination is suspected at SCI’s Plant 11 in Rapid City, South Dakota because of the age of the facility and the nature of the manufacturing activities at the facility. Based on remediation costs at the facilities discussed above, the clean-up costs for remediation activities at Plant 11 are expected to be approximately $300,000.

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

      Sanmina-SCI hired a consultant, URS Corporation, to review expected environmental liabilities relating to contamination of SCI’s facilities. This includes, for example, remediation of lead dust, asbestos containing materials, leaking underground storage tank liabilities and other known or potential contamination events. The consultant’s findings are that the mean expected cost for such liabilities at a 50% or “optimistic level” (i.e. the amount that has a 50% chance of being exceeded) is $4,201,423 with a maximum liability (in the consultant’s report the “pessimistic level” or the amount that has a 5% chance of being exceeded) is $21,865,018. For the purposes of planning and providing for environmental reserves, Sanmina-SCI intends to use the consultant’s “planning level” amount of $9,442,423, which is an amount that the consultant and management believes is the best estimate in the range of likely outcomes. Accordingly, we have determined, in consultation with our consultants, to set aside a reserve in the amount of $9,442,423 for these liabilities.

Some executive officers and key personnel are critical to the business of Sanmina-SCI and these officers and key personnel may not remain with Sanmina-SCI in the future.

      The success of Sanmina-SCI depends upon the continued service of some executive officers and other key personnel. Generally, Sanmina-SCI’s employees are not bound by employment or non-competition agreements, and there can be no assurance that Sanmina-SCI will retain its officers and key employees, particularly its highly skilled design, process and test engineers involved in the manufacture of existing products and development of new products and processes. The competition for these employees is intense, and the loss of key employees could negatively affect Sanmina-SCI. If Sanmina-SCI loses the services of Jure Sola, co-chairman and chief executive officer, Randy Furr, president and chief operating officer, one or more of Sanmina-SCI’s other executive officers or key employees, or if one or more of these individuals decides to join a competitor or otherwise compete directly or indirectly with Sanmina-SCI, the company’s business, operating results and financial condition could be seriously harmed.

Sanmina-SCI has substantial indebtedness, some of which is variable interest debt that is affected by interest rate fluctuations.

      In May 1999, Sanmina-SCI borrowed approximately $350 million through an offering of 4 1/4% convertible subordinated notes due 2004 to qualified institutional investors. In September 2000, Sanmina-SCI borrowed approximately $750 million through an offering of zero coupon convertible subordinated debentures due 2020 to qualified institutional investors. In December 2001, Sanmina-SCI entered into a 364-Day credit revolving agreement and a three-year revolving credit agreement with a bank group having lending commitments of $250 million and $500 million respectively. Sanmina-SCI has a $200 million asset securitization program which as amended and renewed in July 2002 expires July 2003 under which certain accounts receivable may be sold by a special purpose subsidiary of Sanmina-SCI. In March 2000, Sanmina-SCI issued $575 million of its 3% convertible subordinated notes due March 2007. The notes are convertible into Sanmina-SCI common stock. For a description of Sanmina-SCI’s outstanding indebtedness, refer to Sanmina-SCI’s unaudited interim financial statements and footnotes elsewhere in this document. Sanmina-SCI’s other indebtedness is principally comprised of operating and capital leases and bank loans.

      Short term interest rate changes can impact Sanmina-SCI’s interest expense on this debt, as well as the discount (reflected in interest expense) on its accounts receivable sold under Sanmina-SCI’s asset securitization agreement. The fluctuations in interest rates may have an effect on operating results of the combined company.

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

      Sanmina-SCI’s existing international operations and plans to expand international operations involve additional risks, and failure to effectively expand internationally could harm Sanmina-SCI’s operating results. Sanmina-SCI opened its first overseas facility, located in Dublin, Ireland, in June 1997. During June 2000 and July 2000, Sanmina-SCI acquired operations in Ireland, Sweden, Finland, Malaysia and China. In October 2000, Sanmina-SCI acquired a 49.9% ownership interest in INBOARD, a wholly owned subsidiary of Siemens AG, located in Germany. In the Segerstrom acquisition, Sanmina-SCI acquired operations in Sweden, Finland, Brazil, Hungary, and Scotland. In the 3rd fiscal quarter of 2002, Sanmina-SCI acquired additional operations in France, Germany, Ireland and Singapore. Prior to the merger, SCI generated more than half of its revenue from non-U.S. operations and much of Sanmina-SCI’s manufacturing material was provided by international suppliers.

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

      To respond to competitive pressures and customer requirements, Sanmina-SCI may further expand internationally in lower cost locations, particularly additional locations in Asia, Central Europe and Latin America. As a result of this possible expansion, Sanmina-SCI could encounter difficulties in scaling up production at overseas facilities and in coordinating Sanmina-SCI’s United States and international operations. In addition, Sanmina-SCI may not realize anticipated revenue growth at new international operations. Sanmina-SCI may elect to establish start-up operations rather than acquiring existing businesses, which would require Sanmina-SCI to recruit management and other personnel and build a customer base at a completely new operation. Accordingly, unanticipated problems Sanmina-SCI encounters in establishing new international operations could harm its business and operating results and cause its stock price to decline.

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

      On February 14, 2001, Gemstar-TV Guide International, Inc. (“Gemstar”) and StarSight Telecast, Inc.(“StarSight”) filed a complaint against SCI and four other respondents with the United States International Trade Commission (the “Commission”) alleging violation of section 337 of the Tariff Act of 1930 (the “Act”). With respect to SCI, the complaint alleged certain unfair acts, including patent infringement, in the importation of set top multimedia boxes manufactured outside the United States by SCI for EchoStar Communications Corporation, another respondent in the case. The Commission instituted an investigation following publication of its notice in the Federal Register on March 21, 2001. The trial concluded on December 20, 2001. On June 21, 2002, the presiding Administrative Law Judge (ALJ) issued his final initial determination in the proceedings. The ALJ found that the patent claims in issue are valid but not infringed by the respondents (including SCI), that the Gemstar and StarSight are not practicing the patents, and that Gemstar and StarSight have committed patent misuse. He found no violation of section 337 of the Act. The ALJ’s initial determination is subject to review by the full Commission. The Commission had 45 days until August 8, 2002 to decide whether to review the determination. On July 16, 2002, the Commission extended the 45 day period to August 29, 2002. If it is determined that SCI infringes Gemstar’s and StarSight’s patents , the Commission may prohibit the importation of infringing products into the United States. To the extent that SCI’s customer, EchoStar Communications Corp., cannot “design around” the allegedly infringing design or build the product in the United States avoiding importation of potentially infringing products, revenue from this customer, and potentially other like customers utilizing the allegedly infringing technology, could be at risk. Any “design around” would by necessity originate with EchoStar. Labor costs in United States may make production of allegedly infringing products in United States uncompetitive. Sanmina-SCI does not believe that the outcome of this matter will have a material adverse effect upon its business.

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

      The trading price of Sanmina-SCI’s common stock has been and could in the future be subject to significant fluctuations in response to variations in quarterly operating results, developments in the electronics industry, changes in general economic conditions and economic conditions in the electronics industry and the communications sector in particular, changes in securities analysts’ recommendations regarding Sanmina-SCI and other factors. In addition, the stock market in recent years has experienced significant price and volume fluctuations which have affected the market prices of technology companies and which have been unrelated to or disproportionately impacted by the operating performance of those companies. These broad market fluctuations may cause the market price of our common stock to decline, which could diminish the value of your investment.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

      There has not been a material change in our exposure to interest rate and foreign currency risks since the date of our report on Form 10-K and as amended on Form 10-K/A for the fiscal year ended September 29, 2001.

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

      The table below presents carrying amounts and related average interest rates by year of maturity for Sanmina-SCI’s investment portfolio as of June 29, 2002 (in thousands):

	Year Ended

	2002	2003	2004	2005	2006	Thereafter	Total

	(In thousands)
Cash equivalents, short-term, and long-term investments	$84,091	$98,960	55,050	—	—	—	$238,101
Average interest rate	4.19%	5.56%	2.12%	—	—	—	4.28%

Foreign Currency Exchange Risk

      Sanmina-SCI transacts business in foreign countries. Sanmina-SCI’s primary foreign currency cash flows are in certain Asian and European countries, Australia, Brazil, Canada, and Mexico. Sanmina-SCI enters into short-term foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in foreign currencies. At June 29, 2002, Sanmina-SCI had forward contracts to exchange various foreign currencies for U.S. dollars in the gross amount of $114.6 million, which are recorded as short-term investments on the balance sheet. Market value gains and losses on forward exchange contracts are recognized in the Consolidated Statement of Operations as offsets to the exchange gains and losses on the hedged transactions. The impact of these foreign exchange contracts were immaterial to the results of operations for the three and nine months ended June 29, 2002 and June 30, 2001.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

      No new developments to report since the Form 10-Q filed by Sanmina-SCI on May 13,2002.

Item 2.	Changes in Securities

      None

Item 3.	Defaults by the Company on its Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

10.48	Summary of Principal Changes to the Revolving Credit Agreements As Provided in the June 2002 Amendments.
Amended Agreement dated June 21, 2002 to the Credit Agreement (Multi-Year) dated as of December 6, 2001 among Registrant and certain subsidiaries of Registrant and Bank of America, N.A., Citicorp USA, Inc., Salomon Smith Barney Inc., ABN Ambro Bank N.V., The Bank of Nova Scotia and Barclay’s Banks PLC.
Amended Agreement dated June 21, 2002 to the Credit Agreement (364-Day) dated as of December 6, 2001 among Registrant, Bank of America, N.A., Citicorp USA, Inc., Salomon Smith Barney Inc., ABN Ambro Bank N.V. and Barclay’s Bank PLC.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      On April 18, 2002, Sanmina-SCI filed reports on Form 8-K and Form 8-K/A relating to its Board of Directors’ decision to no longer engage Arthur Andersen LLP (“Andersen”) as Sanmina-SCI’s independent auditor, effective after completion of Andersen’s review of the Company’s financial results for the quarter ended March 30, 2002 and the filing of the company’s Form 10-Q for such quarter, on May 13, 2002 and authorized the engagement of KPMG LLP to serve as Sanmina-SCI’s independent auditors for fiscal 2002.

      On May 28, 2002, Sanmina-SCI filed a report on Form 8-K relating to the decision of the Plan Administrator of the Savings Plan of the SCI Systems, Inc. Employee Financial Security Program (“plan”), to no longer engage Ernst and Young, LLP as the plan’s independent auditors and authorized the engagement of KPMG LLP to serve as the plan’s independent auditors for fiscal 2001

SIGNATURE

      Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANMINA-SCI CORPORATION
(Registrant)

By:	/s/ RANDY W. FURR

Randy W. Furr
President and Chief Operating Officer

By:	/s/ RICK R. ACKEL

Rick R. Ackel
Executive Vice President and
Chief Financial Officer

Date: August 12, 2002

EXHIBIT INDEX

Exhibit
Number	Description

10.48	Summary of Principal Changes to the Revolving Credit Agreements as provided in the June 2002 Amendments.
Amended Agreement dated June 21, 2002 to the Credit Agreement (Multi-Year) dated as of December 6, 2001 among Registrant and certain subsidiaries of Registrant and Bank of America, N.A., Citicorp USA, Inc., Salomon Smith Barney Inc., ABN Ambro Bank N.V., The Bank of Nova Scotia and Barclay’s Banks PLC.
Amended Agreement dated June 21, 2002 to the Credit Agreement (364-Day) dated as of December 6, 2001 among Registrant, Bank of America, N.A., Citicorp USA, Inc., Salomon Smith Barney Inc., ABN Ambro Bank N.V. and Barclay’s Bank PLC.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.