Form 10-K
period 2002-09-28
SANMINA-SCI CORP
filed 2002-12-04
CIK 897723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

     (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2002

or

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

Registrant’s telephone number, including area code: (408) 964-3500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑     No☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate value of Common Stock held by non-affiliates of the Registrant was approximately $1,538,033,169 as of October 31, 2002, based upon the average of Registrant’s Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of December 2, 2002, the Registrant had outstanding 528,225,141 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s 2002 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
EXHIBIT 3.2
EXHIBIT 4.5.2
EXHIBIT 10.29.1
EXHIBIT 10.46.1
EXHIBIT 10.47.1
EXHIBIT 10.48
EXHIBIT 10.48.1
EXHIBIT 10.48.2
EXHIBIT 10.49
EXHIBIT 10.50
EXHIBIT 10.50.1
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 99.2
EXHIBIT 99.3

SANMINA-SCI CORPORATION

INDEX

PART I.
Item 1.	Business	2
Item 2.	Properties	16
Item 3.	Legal Proceedings	19
Item 4.	Submission of matters to a vote of security holders	19
PART II.
Item 5.	Market for registrant’s common equity and related stockholder matters	21
Item 6.	Selected financial data	22
Item 7.	Management’s discussion and analysis of financial condition and results of operations	23
Item 7A.	Quantitative and qualitative disclosures about market risk	50
Item 8.	Financial statements and supplementary data	51
Item 9.	Changes and disagreements with accountants on accounting and financial disclosure	51
PART III.
Item 10.	Directors and executive officers of the registrant
Item 11.	Executive compensation
Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters
Item 13.	Certain relationships and related transactions
Item 14.	Controls and procedures	52
PART IV.
Item 15.	Exhibits, financial statement schedules, and reports on Form 8-K	53
	Exhibit Index
	Signatures	94

PART I

Item 1.     Business

Overview

      We are a leading independent global provider of customized, integrated electronics manufacturing services, or EMS. We provide these comprehensive services primarily to original equipment manufacturers, or OEMs, in the communications, computing, multimedia, industrial controls, defense and aerospace, medical and automotive industries. The combination of our advanced technologies, extensive manufacturing expertise and economies of scale enables us to meet the specialized needs of our customers in these markets in a cost-effective manner.

      Our end-to-end services in combination with our global expertise in supply chain management enable us to manage our customers’ products throughout their life cycles. These services include:

•	product design and engineering, including initial development, detailed design and preproduction services;

•	volume manufacturing of complete systems, components and subassemblies;

•	final system assembly and test;

•	direct order fulfillment; and

•	after-market product service and support.

      Our volume manufacturing services are vertically integrated, allowing us to manufacture key system components and subassemblies for our customers. By manufacturing key system components and subassemblies ourselves, we enhance continuity of supply and reduce costs for our customers. In addition, we are able to have greater control over the production of our customers’ products and retain incremental profit opportunities for the company. System components and subassemblies that we manufacture include volume and high-end printed circuit boards, backplanes and backplane assemblies, enclosures, cable assemblies and memory modules.

      We manufacture products in over 20 countries on five continents. We seek to locate our facilities either near our customers in major centers for the electronics industry or in lower cost locations. Many of our plants located near customers and their end markets are focused primarily on final system assembly and test, while our plants located in lower cost areas engage primarily in less complex component and subsystem manufacturing and assembly.

      We have become one of the largest global EMS providers by capitalizing on our competitive strengths, including our:

•	global end-to-end services;

•	product design and engineering resources;

•	vertically integrated volume manufacturing services;

•	advanced technologies;

•	high quality manufacturing, assembly and test services;

•	customer focused organization;

•	expertise in serving diverse end markets; and

•	experienced management team.

      This business strategy enables us to win large outsourcing programs from leading multinational OEMs. Our customers consist of OEMs that operate in a range of industries, and include Alcatel, Cisco, Dell, EchoStar, Ericsson, HP, IBM, McData, Nokia and Nortel. Our net sales, operating income, long-lived assets, depreciation and amortization, and capital expenditures attributable to geographic segments are presented in Note 12 to our consolidated financial statements included in Item 15 of this report.

Industry Overview

      EMS companies are the principal beneficiaries of the increased use of outsourced manufacturing services by the electronics and other industries. Outsourced manufacturing refers to OEMs’ use of EMS companies, rather than internal manufacturing capabilities, to manufacture their products. Historically, EMS companies generally manufactured only components or partial assemblies. As the EMS industry has evolved, OEMs have increased their reliance on EMS companies for additional, more complex manufacturing services. Some EMS companies now often manufacture and test complete systems and manage the entire supply chains of their customers. Industry leading EMS companies offer end-to-end services, including product design and engineering, volume manufacturing, final system assembly and test, direct order fulfillment, after-market product service and support and global supply chain management.

      Increased outsourced manufacturing by OEMs is expected to continue because it allows OEMs to:

      Reduce Operating Costs and Capital Investment. In the current economic environment, OEMs are under significant pressure to reduce manufacturing costs and capital expenditures. EMS companies can provide OEMs with flexible, cost-efficient manufacturing services. In addition, as OEM products have become more technologically advanced, the manufacturing and system test processes have become increasingly automated and complex, requiring significant capital investments. EMS companies enable OEMs to access technologically advanced manufacturing and test equipment and facilities, without additional capital expenditures.

      Focus on Core Competencies. The electronics industry is highly competitive and subject to rapid technological change. As a result, OEMs increasingly are focusing their resources on activities and technologies in which they expect to add the greatest value. By offering comprehensive manufacturing services and supply chain management, companies enable OEMs to focus on their core competencies, including next generation product design and development as well as marketing and sales.

      Access Leading Design and Engineering Capabilities. The design and engineering of electronics products has become more complex and sophisticated. As a result, OEMs increasingly rely on EMS companies to provide design and engineering support. EMS companies’ design and engineering services can provide OEMs with improvements in the performance, cost and time required to bring products to market. EMS companies are providing more sophisticated design and engineering services to OEMs, including the design and engineering of complete products following an OEM’s development of a product concept.

      Improve Supply Chain Management and Purchasing Power. OEMs face challenges in planning, procuring and managing their inventories efficiently due to fluctuations in customer demand, product design changes, short product life cycles and component price fluctuations. EMS companies employ sophisticated production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when needed basis. EMS companies are significant purchasers of electronic components and other raw materials, and can capitalize on the economies of scale associated with their relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. EMS companies’ expertise in supply chain management and their relationships with suppliers across the supply chain enable them to help OEMs reduce their cost of goods sold and inventory exposure.

      Access Global Manufacturing Services. OEMs seek to reduce their manufacturing costs by having EMS companies manufacture their products in the lowest cost locations that are appropriate for their products and end customers. OEMs also are increasingly requiring particular products to be manufactured simultaneously in multiple locations, often near end users, to bring products to market more quickly, reduce shipping and logistics costs and meet local product content requirements. Global EMS companies are able to satisfy these requirements by capitalizing on their geographically dispersed manufacturing facilities, including those in lower cost regions.

      Accelerate Time to Market. OEMs face increasingly short product life cycles due to increased competition and rapid technological changes. As a result, OEMs need to reduce the time required to bring their products to market. OEMs can bring a product to market faster by using EMS companies’ expertise in new product introduction, including manufacturing design, engineering support and prototype production. OEMs can more quickly achieve volume production of their products by capitalizing on EMS companies’ manufacturing expertise and global presence and infrastructure.

Company Overview

      We offer our OEM customers end-to-end services that span the entire product life cycle:

Competitive Strengths

      We believe that our competitive strengths differentiate us from our competitors and enable us to better serve the needs of OEMs. Our competitive strengths include:

•	Global End-to-End Services. We provide services throughout the world to support our customers’ products during their products’ entire life cycles, from product design and engineering, through volume manufacturing, to direct order fulfillment and after-market product service and support. We believe that our end-to-end services are more comprehensive than the services offered by our competitors because of our focus on adding value before and after the actual manufacturing of our customers’ products. Our end-to-end services enable us to provide our customers with a single source of supply for their EMS needs, reduce the time required to bring products to market, lower their product costs and allow them to focus on those activities in which they expect to add the highest value. We believe that our end-to-end services allow us to develop closer relationships with our customers and more effectively compete for their future business.

•	Product Design and Engineering Resources. We focus on product design and engineering technologies to produce advanced electronic systems. Our global technology solutions group includes approximately 600 designers and engineers located in 15 design centers in seven countries. Our designers and engineers work closely with our customers to develop new products and manage products throughout their life cycles. Our design centers provide both hardware and software engineering services for a range of technologies, including products using high-speed digital, analog, radio frequency, wireless, mixed signal, optical and electro-mechanical technologies. We also provide design services in connection with our vertically integrated volume manufacturing services, including the design of complex printed circuit boards and printed circuit board assemblies, backplanes and backplane assemblies, enclosures, cable assemblies and memory modules.

•	Vertically Integrated Volume Manufacturing Services. We provide a range of vertically integrated volume manufacturing services. Key system components that we manufacture include complete printed circuit boards and printed circuit board assemblies, backplanes and backplane assemblies, enclosures, cable assemblies and memory modules. By manufacturing these system components and subassemblies ourselves, we enhance continuity of supply and reduce costs for our customers. In addition, we are able to have greater control over the production of our customers’ products and retain incremental profit opportunities for us. Examples of products that we manufacture using our full range of services include wireless base stations, network switches and optical switches.

•	Advanced Technologies. We are a leader in providing services utilizing advanced technologies, which we believe allows us to differentiate ourselves from our competitors. These advanced technologies include the fabrication of complex printed circuit boards and backplanes having as many as 60 layers and process capabilities for a range of low loss, high performance materials, buried capacitors and resistors, and high density interconnects using micro via holes that are formed using laser drills. Our printed circuit board assembly technologies include micro ball grid arrays, fine pitch discretes, and small form factor radio frequency and optical components, as well as advanced packaging technologies used in high pin count application specific integrated circuits and network processors. We use innovative design solutions and advanced metal forming techniques to develop and fabricate high-performance indoor and outdoor chassis, enclosures and frames. Our assembly services use advanced technologies, including precision optical alignment, multi-axis precision stages and machine vision technologies. We use sophisticated procurement and production management tools to effectively manage inventories for our customers and ourselves. We have also developed build-to-order, or BTO, and configure-to-order, or CTO, systems that enable us to manufacture and ship finished systems within 48 to 72 hours after receipt of an order. To coordinate the development and introduction of new technologies and facilitate the dissemination of existing manufacturing know-how throughout our facilities, we have established a centralized global technology group to develop and implement new technologies to meet our customers’ needs in various locations and increase collaboration among our facilities.

•	Customer-Focused Organization. We believe customer relationships are critical to our success, and our organization is focused on providing our customers with responsive services. Our key customer accounts are managed by a dedicated account team, including a global business manager directly responsible for account management. Global business managers coordinate activities across divisions to effectively satisfy our customers’ requirements and have direct access to our senior management to quickly address customer concerns. Local customer account teams further support the global teams and are linked by a comprehensive communications and information management infrastructure. Our senior management, including our chief executive officer, Jure Sola, and our president and chief operating officer, Randy Furr, are heavily involved in customer relations and devote significant attention to broadening existing, and developing new, customer relationships.

•	Expertise in Serving Diverse End Markets. We have experience in serving our customers in the communications, computing, multimedia, industrial controls, defense and aerospace, medical and automotive markets. Our diversification across end markets reduces our dependence upon any one customer or industry. We have obtained a number of key certifications, where appropriate, in the communications, medical, defense and aerospace and automotive markets.

•	Experienced Management Team. We believe that one of our principal assets is our experienced management team. Our chief executive officer, Jure Sola, co-founded Sanmina in 1980. Randy Furr, our president and chief operating officer, has been with us for over 10 years, including previously as our chief financial officer. The managers of our key business units each have more than 10 years of experience with us or with predecessor companies that we acquired. We believe that the significant experience of our management better enables us to capitalize on opportunities in the current business environment.

Our Business Strategy

      Our objective is to maintain and enhance our leadership position in the EMS industry. Key elements of our strategy include:

      Capitalizing on Our Comprehensive Services. We intend to capitalize on our end-to-end services, which we believe will allow us to both sell additional services to our existing customers and attract new customers. Our end-to-end services include product design and engineering, volume manufacturing, final system assembly and test, direct order fulfillment, after-market product service and support and supply chain management. Our vertically integrated volume manufacturing services enable us to manufacture additional system components and subassemblies for our customers. When we provide a customer with a number of services, such as component manufacturing or higher value-added services, we often are able to improve our margins and profitability. Consequently, our goal is to increase the number of manufacturing programs for which we provide multiple services. To achieve this goal, our sales and marketing organization seeks to cross-sell our services to customers.

      Extending Our Technology Leadership. We rely on advanced processes and technologies to provide our vertically integrated volume manufacturing services. We strive continually to improve our manufacturing processes and have adopted a number of quality improvement and measurement techniques to monitor our performance. We work with our customers to anticipate their future manufacturing requirements and align our technology investment activities to meet their needs. We use our design expertise to develop product technology platforms that we can customize by incorporating other components and subassemblies to meet the needs of particular OEMs. These technologies enhance our ability to manufacture high value added, complex products, allowing us to continue to win business from existing and new customers.

      Continuing to Penetrate Diverse End Markets. We focus our marketing efforts on major end markets within the electronics industry. We have targeted markets that offer significant growth opportunities and for which OEMs sell complex products that are subject to rapid technological change, as the manufacturing of these products requires higher value added services. Our approach to our target markets is two-fold — we intend to strengthen our significant presence in the communications and computing markets, while also focusing on other under-penetrated target markets, including the medical, industrial controls and defense and aerospace industries, many of which have not extensively relied upon EMS companies in the past. Our diversification across market segments and customers reduces our dependence on any particular market.

      Pursuing Focused Acquisition Strategy. We seek acquisitions that give us the opportunity to access new customers, manufacturing and service capabilities, technologies and geographic markets and further develop existing customer relationships. In some cases, OEMs may not be willing to outsource manufacturing without engaging in a divestiture transaction. In light of the current market environment, we are pursuing a disciplined acquisition strategy that focuses on OEM divestiture transactions in which we can augment existing strategic customer relationships with favorable supply agreement terms or build new relationships with customers in attractive end markets. We intend to continue to evaluate and pursue acquisition opportunities on a highly selective and strategic basis.

      Continuing to Seek Cost Savings and Efficiency Improvements. We seek to optimize our facilities to provide cost-efficient services for our customers. We provide extensive operations in lower cost locations, including Latin America, Eastern Europe, China and Southeast Asia, and we plan to expand our presence in these lower cost locations, as appropriate to meet the needs of our customers. We believe that we are well positioned to take advantage of future opportunities on a global basis as a result of our vertically integrated volume manufacturing strategy.

Our Products and Services

      We offer our OEM customers end-to-end services that span the entire product life cycle. Examples of products that we manufacture for OEMs include wireless and wireline communications switches, personal computers, high-end computers and servers, avionics, medical imaging systems and digital satellite set-top boxes. The manufacture of these products may require us to use all or some of our end-to-end services.

      Each element of our end-to-end services is described in greater detail below.

      Product Design and Engineering. Our design and engineering group, which we believe is one of the strongest in the EMS industry, provides customers with design and engineering services for initial product development, detailed product design and preproduction. This group complements our vertically integrated volume manufacturing capabilities by providing manufacturing design services for the manufacture of printed circuit boards, backplanes and enclosures. We provide initial product development and detailed product design and engineering services for products such as communications base stations, optical switches and modules, radio frequency amplifier modules, network switches, personal computers and servers.

•	Initial Product Development. We provide a range of design and engineering services to customers to complement their initial product development efforts. During this phase, our design engineers work with our customers’ product development engineers to assist with design reviews and product concepts.

•	Detailed Product Design. During the detailed product design phase, we work with our customers’ product development engineers to optimize product designs to improve the efficiency of the volume manufacturing of these products and reduce manufacturing costs. We further analyze product design to improve the ability of tests used in the manufacturing process to identify product defects and failures. We provide software development support for product development, including installing operating systems on hardware platforms, developing software drivers for electronic devices, and developing diagnostic, production test and support software. We design components that are incorporated into our customers’ products, including printed circuit boards, backplanes and enclosures.

•	Preproduction. After a detailed product design has been completed and the product is released for prototype production, we can build a prototype on a quick turn around basis. We then analyze the feasibility of manufacturing the product prototype and make any necessary design modifications to the prototype and test the prototype to validate its design. We also provide early-stage test development during the prototype phase. We evaluate prototypes to determine if they will meet safety and other standards, such as standards published by Underwriters Laboratories, an independent product safety testing and certification organization, and other similar domestic and international organizations. We review the material and component content of customers’ designs with a view to designing in alternative components that may provide cost savings. Our preproduction services help our customers reduce the time required to bring new products to market.

•	Manufacturing Design Services. We provide our own designs for our vertically integrated system components and subassemblies, including:

–	Printed circuit board and backplane design. We have a dedicated printed circuit board design group that designs and engineers complex printed circuit boards and backplanes. These printed circuit boards and backplanes incorporate high layer counts and large form factors and are used in complex products such as optical networking products and communications switches. Our designs also incorporate component miniaturization technologies and other advanced technologies that increase the number and density of components that can be placed on a printed circuit board. These technologies enable OEMs to provide greater functionality in smaller products. We also provide signal integrity engineering services, which involve the maintenance of the quality and integrity of high speed electrical signals as they travel through a system.

–	Enclosure design. We have a dedicated enclosure design group that designs and engineers complex enclosures. We can design custom enclosures to meet customer specifications and offer a range of proprietary designs tailored to particular applications. Our enclosure design services include the design of thermal management systems, which dissipate heat generated by the components within an enclosure. We design enclosures that are used in both indoor and outdoor environments. We also design enclosures that include both stackable and rackmount chassis configurations. In stackable configurations, component modules are stacked on top of each other, while in rackmount configurations, component modules slide into racks within the enclosure. Rackmount configurations often are used for complex products, such as communications switches that are frequently upgraded in the field by inserting new components. Our design engineers work with a range of materials, including metal, plastic and die-cast material. We design indoor and outdoor wireless base station cabinets, enclosures for high-end servers and data storage systems and enclosures for magnetic resonance imaging systems. We recently developed a sophisticated proprietary enclosure with a thermal management system for high density servers used for managed hosting in data center applications. We offer this enclosure platform to our customers who can then customize it with modules and subsystems designed and manufactured to their specifications. By using our common platform customers reduce their enclosure costs.

      Volume Manufacturing. Volume manufacturing includes our vertically integrated manufacturing services described in greater detail below.

•	Printed circuit boards and printed circuit board assembles. Our ability to reliably produce printed circuit boards with high layer counts and narrow circuit track widths makes us an industry leader in complex printed circuit board fabrication. Printed circuit boards are made of laminated materials and contain electrical circuits and connectors that interconnect and transmit electrical signals among the components that make up electronic devices. We are among a small number of manufacturers that specialize in manufacturing complex multi-layer printed circuit boards. Multi-layering, which involves placing numerous layers of electrical circuitry on a single printed circuit board, expands the number of circuits and components that can be contained on a printed circuit board and increases the operating speed of the system by reducing the distance that electrical signals must travel. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together on the printed circuit board. We are currently capable of efficiently producing printed circuit boards with up to 60 layers and circuit track widths as narrow as three mils. We use sophisticated circuit interconnections between certain layers to improve the performance of printed circuit boards. We have developed a proprietary material technology known as buried capacitance as well as various other processes that are designed to provide improved electrical performance and greater connection densities on printed circuit boards.

•	Printed circuit board assembly and test. Printed circuit board assembly involves attaching electronic components, such as integrated circuits, capacitors, microprocessors, resistors and memory modules, to printed circuit boards. The most common technologies used to attach components to printed circuit boards are surface mount technology, or SMT, and pin-through-hole assembly, or PTH. SMT involves the use of an automated assembly system to solder components to the printed circuit board. In PTH, components are placed on the printed circuit board by insertion into holes punched in the circuit board. Components also may be attached using press-fit technology in which components are pressed into connectors affixed to the printed circuit board. We use SMT, PTH, press-fit as well as new attachment technologies that are focused on miniaturization and increasing the density of component placement on printed circuit boards. These technologies, which support the needs of our OEM customers to provide greater functionality in smaller products, include chip-scale packaging, ball grid array, direct chip attach and high density interconnect. We perform in-circuit and function testing of printed circuit board assemblies. In-circuit testing verifies that all components have been properly inserted and attached and that the electrical circuits are complete. We perform functional tests to confirm that the board or assembly operates in accordance with its final design and manufacturing specifications. We either design and procure test fixtures and develop our own test software, or we use our customers’ test fixtures and test software. In addition, we provide environmental stress tests of the board or assembly that are designed to confirm that the board or assembly will meet the environmental stresses, such as heat, to which it will be subject.

•	Backplanes and backplane assemblies. Backplanes are very large printed circuit boards that serve as the backbones of sophisticated electronics products and provide interconnections for printed circuit boards, integrated circuits and other electronic components. We fabricate backplanes in our printed circuit board plants. Backplane fabrication is significantly more complex than printed circuit board fabrication due to the large size of backplanes. We manufacture backplane assemblies by attaching electronic components and printed circuit boards to backplanes using SMT, PTH, press-fit and other advanced component attachment technologies. We also perform in-circuit and functional tests on backplane assemblies. We manufacture complex optical backplanes that are 30 by 50 inches in size, have 48 layers and 65,000 holes for component placement, as well as our 10-gigabit copper-based backplane design. These are among the largest and most complex commercially manufactured backplanes, and we are one of a limited number of manufacturers of these complex backplanes.

•	Enclosures. Enclosures are cabinets that house and protect complex and fragile electronic components, modules and subsystems. Our enclosure manufacturing services include fabrication of cabinets and chassis and racks that are placed inside the cabinets to hold the subassemblies and modules that comprise electronic devices. We integrate power and thermal management subsystems into our enclosures. We manufacture a broad range of enclosures with a variety of materials including metal, plastics and die cast materials. Enclosures we manufacture range from basic enclosures, such as enclosures for personal computers, to large and highly complex enclosures, such as those for indoor and outdoor communications base station products. We have recently developed a proprietary enclosure with a thermal management system designed for high density servers for managed hosting in data center applications. Our customers can have their unique products built on this platform by inserting their proprietary modules and subsystems.

•	Cable Assemblies. Cable assemblies are used to connect modules, assemblies and subassemblies in electronic devices. We provide a broad range of cable assembly products and services. We design and manufacture a broad range of high-speed data, radio frequency and fiber optic cabling products. Cable assemblies that we manufacture are often used in large rack systems to interconnect subsystems and modules.

•	Memory Modules. Memory modules are integrated subsystems that use industry standard integrated circuits including digital signal processors, or DSPs, non-volatile flash memory and random access memory, or RAM. These modules consist of standard products that are sold for a range of applications to a broad base of customers and custom modules that are built for use in a particular OEM’s product or system. We design and manufacture a variety of modular solutions, including standard and custom DSP, flash memory modules and RAM. In addition, we are a leading supplier of solutions to increase memory component density on printed circuit boards. We offer advanced NexMod memory modules that contain multiple memory layers vertically stacked and mounted to a printed circuit board. NexMod solutions are tailored for network infrastructure and complex server applications. We provide custom module solutions including mixed memory and our proprietary foldable rigid assembly microelectronics module, or FRAMM. Our FRAMM technology incorporates two memory modules with a flexible cable between them. The module folds over itself, effectively doubling the memory capacity that can be plugged into a memory slot. We integrate both standard and custom modules in products that we manufacture.

      Final System Assembly and Test. We provide final system assembly and test in which assemblies and modules are combined to form complete, finished products. We often integrate printed circuit board assemblies manufactured by us with enclosures, cables and memory modules that we also produce. Our final assembly activities also may involve integrating components and modules that others manufacture. The complex, finished products that we produce typically require extensive test protocols. Our test services include both functional and environmental tests. We also test products for conformity to applicable industry, product integrity and regulatory standards. Our test engineering expertise enables us to design functional test processes that assess critical performance elements, including hardware, software and reliability. By incorporating rigorous test processes into the manufacturing process, we can help to assure customers that their products will function as designed. Products for which we currently provide final system assembly and test include wireless base stations, wireline communications switches, optical networking products, high-end servers and personal computers.

      Direct Order Fulfillment. We provide direct order fulfillment for our OEM customers. Direct order fulfillment involves receiving customer orders, configuring products to quickly fill the orders and delivering the products either to the OEM, a distribution channel (such as a retail outlet) or directly to the end customer. We manage our direct order fulfillment processes using a core set of common systems and processes that receive order information from the customer and provide comprehensive supply chain management, including procurement and production planning. These systems and processes enable us to process orders for multiple system configurations, and varying production quantities, including single units. Our direct order fulfillment services include BTO and CTO capabilities. BTO involves building a system having the particular configuration ordered by the OEM customer. CTO involves configuring systems to an end customer’s order. The end customer typically places this order by choosing from a variety of possible system configurations and options. We are capable of meeting a 48 to 72 hour turn-around-time for BTO and CTO by using advanced manufacturing processes and a real-time warehouse management system and data control on the manufacturing floor. We support our direct order fulfillment services with logistics that include delivery of parts and assemblies to the final assembly site, distribution and shipment of finished systems, and processing of customer returns. Our systems are sufficiently flexible to support direct order fulfillment for a variety of different products, such as desktop and laptop computers, servers, workstations, set-top boxes, medical devices, scanners, printers and monitors.

      After-Market Product Service and Support. We provide a range of after-market product service and support services, including replacing products at customer locations, product repair, re-manufacturing and maintenance at repair depots, logistics and parts management, returns processing, warehousing and engineering change management. We also provide support services for products that are nearing the end of their life cycles. These end-of-life support services involve both customer support and manufacturing support activities. We support the customer by providing software updates and design modifications that may be necessary to reduce costs or design-in alternative components due to component obsolescence or unavailability. Manufacturing support involves test engineering support and manufacturability enhancements. We also assist with failure product analysis, warranty and repair and field service engineering activities.

Global Supply Chain Management

      Supply chain management involves the planning, purchasing, warehousing and financing of product components. The objective of our supply chain management services is to reduce excess component inventory in the supply chain by scheduling deliveries of components on a just-in-time, as-and-when-needed basis. We use sophisticated production management systems to manage our procurement and manufacturing processes in an efficient and cost effective manner. We collaborate with our customers to enable us to respond to their changing component requirements for their products and to reflect any changes in these requirements in our production management systems. These systems often enable us to forecast future supply and demand imbalances and develop strategies to help our customers manage their component requirements. Our enterprise-wide software systems provide us with company-wide information regarding component inventories and orders to standardize planning and purchasing at the plant level. These systems enable us to transfer product components between plants to respond to changes in customer requirements or to address component or other raw material shortages.

      We purchase large quantities of electronic components and other raw materials from a range of suppliers. As a result, we often receive volume discounts or other favorable terms from suppliers, which can enable us to provide our customers with greater cost reductions than they can obtain themselves. Our supplier relationships often enable us to obtain electronic components and other raw materials that are in short supply or return excess inventories to suppliers even when they are not contractually obligated to accept them.

Our End Markets

      We have targeted markets that offer significant growth opportunities and for which OEMs sell complex products that are subject to rapid technological change, as the manufacturing of these products requires higher value added services. We believe that markets involving complex, rapidly changing products offer us opportunities to produce products with higher margins because these products require higher value added manufacturing services and may also include our advanced vertically integrated components. Our approach to our target markets is two-fold — we intend to strengthen our significant presence in the communications and computing markets, while also focusing on other under-penetrated target markets, including the medical, industrial controls and defense and aerospace industries, many of which have not extensively relied upon EMS companies in the past. Our diversification across market segments and customers reduces our dependence on any particular market.

      Communications: Wireless, Optical and Wireline Transmission and Enterprise. In the communications sector, we focus on wireless transmission systems, optical networking and wireline transmission systems and enterprise networking systems. Our product design and engineering staff has extensive experience designing advanced communications products for these markets. Products we manufacture include optical switches, wireless base stations, wireline switches, routers, transceivers, satellite receivers, radio frequency and point-to-point microwave systems, and Bluetooth appliances among others. Selected customers in communications equipment include Alcatel, Cisco, Ericsson, Nokia and Nortel.

      Computing: PC, Storage and Server Systems. We provide services for OEMs of personal computer, or PC, systems, server systems and storage systems.

      We provide services to several major PC manufacturers. These services include primarily BTO and CTO manufacturing of desktop PC systems serving primarily the enterprise markets. Our PC manufacturing plants can build and configure systems and have them ready for shipment within 48 to 72 hours of receipt of a customer order. These plants are typically located in the geographic region to which the finished system will be shipped to rapidly deliver finished products. We manufacture a wide variety of desktop and laptop PCs and other PC components for our customers, including Dell, HP and IBM.

      We also provide services to the storage and server markets. Our expertise in manufacturing products for the storage and server markets stems from our technological capabilities and vertical integration. We are also the leading vertically integrated supplier of complex, multilayer printed circuit boards and backplanes, and many high-end computer designs incorporate these components. We have developed a proprietary enclosure design for high density servers used in data center applications. High-end computing products we manufacture include complex, fault tolerant servers and enterprise storage. Our customers in the storage and server markets include EMC, HP, IBM and Sun.

      Multimedia. We manufacture digital satellite set-top boxes, personal video recorders, digital home gateways and internet protocol entertainment devices. For our multimedia OEM customers, we manage the production process for multimedia products, including product design and engineering, test development, supply chain management, manufacturing of printed circuit boards and assemblies, final system assembly and test, and direct order fulfillment, including our BTO and CTO capabilities. Our major multimedia customers include EchoStar, Nokia, Royal Philips Electronics and Sony Electronics Inc.

      Industrial Controls. Our expertise in manufacturing industrial instrumentation products includes production of front-end environmental chambers, computer controllers, and test and inspection equipment. We also have significant experience manufacturing scanning equipment and devices, flat panel display test and repair equipment, optical inspection and x-ray equipment for use in the printed circuit board assembly industry, and deep ultraviolet photolithography equipment. Our industrial controls customers include GE and Honeywell International Inc, or Honeywell.

      Defense and Aerospace. In December 2001, we acquired SCI Systems, Inc., or SCI. SCI began operations as Space-Craft, Inc., in the early 1960’s and was then principally a supplier to the defense and aerospace industries. We continue to offer our end-to-end services to the defense and aerospace industry. We believe that this industry currently represents a significant growth opportunity due to increased defense spending, as well as the growing desire of defense and aerospace OEMs to outsource non-core manufacturing activities to reduce costs. Our experience in serving the aerospace industry, as well as our product design and engineering capabilities, represent key competitive strengths for us in the defense and aerospace market. Defense and aerospace products that we manufacture include avionics systems, weapons guidance systems, cockpit communications systems, spread spectrum communications systems, and space systems. Key defense and aerospace customers include The Boeing Company, Honeywell, Lockheed Martin Corporation and Raytheon Company.

      Medical. We provide comprehensive manufacturing and related services to the medical industry, including design and regulatory approval support. The manufacturing of products for the medical industry requires compliance with domestic and foreign regulations, including the Food and Drug Administration’s, or FDA’s, quality system regulations and the European Union’s medical device directive. In addition to complying with these standards, our medical manufacturing facilities comply with ISO 13485 (formerly EN 46002) and ISO 9001:2000. Medical products that we manufacture include magnetic resonance imaging equipment, blood glucose meters, computer tomography scanners, respiration monitors, ventilators, anesthesia workstations, infusion pumps, thermo-regulation devices, and cardio-resuscitation systems. Our medical customers include GE Medical Systems, Intuitive Surgical, Inc., Philips Medical Systems, Siemens Medical Health Services Corporation and Roche Pharmaceuticals.

      Automotive. In recent years, the electronics content in automobiles has increased substantially as new entertainment, wireless communication and navigation systems are being offered as standard features or factory options. We believe that this increased usage of electronic devices in automobiles will continue, and that there will be significant opportunities for EMS companies to manufacture automotive electronics. Accordingly, we are forming an automotive products group to focus on these opportunities.

Customers

      Our ten largest customers (based on our pro forma net sales for fiscal 2002 after giving effect to the acquisition of SCI, and listed in alphabetical order) are Alcatel, Cisco, Dell, EchoStar, Ericsson, HP, IBM, McData, Nokia and Nortel.

      A relatively small number of customers historically have been responsible for a significant portion of our net sales. Sales to our ten largest customers accounted for 65.8% of our fiscal 2002 net sales and 51.1% of our fiscal 2001 net sales. For fiscal 2002, our two largest customers, IBM and HP, accounted for approximately 18.0% and 15.8%, respectively, of our net sales.

      We seek to establish and maintain long-term relationships with our customers and have served many of our principal customers for several years. Historically, we have had substantial recurring sales from existing customers. We have also expanded our customer base through acquisitions and our marketing and sales efforts. We have been successful in broadening relationships with customers by providing multiple products for them or producing the same products in multiple locations.

      We typically enter into supply agreements with our major OEM customers. These agreements have terms ranging from three to five years and cover manufacturing of a range of products. Under these agreements, a customer typically agrees to purchase its requirements for particular products in particular geographic areas from us. These agreements generally do not obligate the customer to purchase minimum quantities of products. However, the customer typically remains liable for the cost of the materials and components that we have ordered to meet the customer’s production forecast but which are not used, provided that the material was ordered in accordance with an agreed-upon procurement plan. These agreements typically contain provisions permitting cancellation and rescheduling of orders upon notice and subject, in some cases, to cancellation and rescheduling charges. Order cancellation charges typically vary by product type and depend upon how far in advance of shipment a customer notifies us of the cancellation of an order. In some circumstances, our supply agreements with customers provide for cost reduction objectives during the term of the agreement.

      We generally do not obtain firm, long-term commitments from our customers under supply agreements. As a result, customers can cancel their orders, change production quantities or delay orders. Uncertain economic conditions and our general lack of long-term purchase contracts with our customers makes it difficult for us to accurately predict revenue over the longer-term. Even in those cases where customers are contractually obligated to purchase products from us or repurchase unused inventory from us that we have ordered for customers, we may elect not to immediately enforce our contractual rights because of the long-term nature of our customer relationships and for other business reasons, and instead may negotiate accommodations with customers regarding particular situations.

Backlog

      At September 28, 2002, our backlog was $2.7 billion. As of September 29, 2001, on a pro forma combined basis assuming the acquisition of SCI occurred at the beginning of fiscal 2001, our backlog would have been approximately $3.4 billion. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Cancellation and postponement charges generally vary depending upon the time of cancellation or postponement, and a portion of our backlog may be subject to cancellation or postponement without significant penalty. A substantial portion of our current backlog is scheduled for delivery within the next six months. Customers may cancel scheduled deliveries and backlog may therefore not be a meaningful indicator of future financial results.

Marketing and Sales

      Our corporate marketing and sales staff consists of approximately 350 people. Our marketing and sales department is organized and managed on a regional basis, with regional sales managers in geographic regions in the United States and internationally.

      We develop relationships with our customers and market our vertically integrated volume manufacturing services through our direct sales force and customer support specialists. Our sales resources are directed at multiple management and staff levels within target accounts. Our direct sales personnel work closely with the customers’ engineering and technical personnel to better understand their requirements. Our marketing and sales staff supports our business strategy of providing end-to-end services by encouraging cross-selling of vertically integrated volume manufacturing services and component manufacturing across a broad range of major OEM products. To achieve this objective, our marketing and sales staff works closely with our various manufacturing and design and engineering groups and engages in marketing and sales activities targeted towards key customer opportunities.

      Our key customer accounts are managed by a dedicated account team, including a global business manager directly responsible for account management. Global business managers coordinate activities across divisions to effectively satisfy customer requirements and have direct access to our senior management to quickly address customer concerns. Local customer account teams further support the global teams and are linked by a comprehensive communications and information management infrastructure. In addition, our senior management, including our chief executive officer, Jure Sola, and our president and chief operating officer, Randy Furr, are heavily involved in customer relations and devote significant attention to broadening existing, and developing new, customer relationships.

Competition

      We face competition from other major global EMS companies such as Celestica, Inc., Flextronics International Ltd., Jabil Circuit, Inc. and Solectron Corporation, as well as smaller EMS companies that often have a regional or product, service or industry specific focus. In addition, our potential customers may also compare the benefits of outsourcing their manufacturing to us with the merits of manufacturing products themselves.

      We compete with different companies depending on the type of service or geographic area. We believe that the primary basis of competition in our target markets is manufacturing technology, quality, responsiveness, the provision of value-added services and price. To remain competitive, we must continue to provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. We believe that our primary competitive strengths include our ability to provide global end-to-end services, our product design and engineering resources, advanced technologies, high quality manufacturing assembly and test services, customer focus, expertise in serving diverse end markets and an experienced management team.

Intellectual Property

      We hold various United States and foreign patents primarily related to printed circuit boards and methods of manufacturing printed circuit boards. For other proprietary processes, we rely primarily on trade secret protection. We also have registered trademarks in the United States and many other countries throughout the world.

      Although we do not believe that our trademarks, manufacturing processes or patents infringe on the intellectual property rights of third parties, we cannot assure you that third parties will not assert infringement claims against us in the future. If such an assertion were to be made, it may become necessary or useful for us to enter into licensing arrangements or to resolve such an issue through litigation. However, we cannot assure you that such license rights would be available to us on commercially acceptable terms if at all or that any such litigation would be resolved favorably. Additionally, such litigation could be lengthy and costly and could materially harm our financial condition regardless of the outcome of such litigation.

      We are currently a party to an intellectual property dispute in which Gemstar-TV Guide International, Inc., or Gemstar, and StarSight Telecast, Inc., or StarSight, alleged, with respect to SCI, certain violations of the Tariff Act of 1930, including patent infringement, in the importation of set-top multimedia boxes manufactured outside the United States by SCI for EchoStar, another party in the case. This proceeding was filed before the U.S. International Trade Commission, or ITC, in February 2001. Gemstar and StarSight filed a related patent infringement case against SCI in the United States District Court for the Northern District of Georgia in February 2001, which is currently pending. A trial at the ITC before an administrative law judge concluded in December 2001. On June 21, 2002, the presiding administrative law judge issued his final initial determination in the proceedings. The judge found that the patent claims in issue were not infringed by the respondents, including SCI, and found no violation by the respondents, including SCI, of the Tariff Act. In July 2002, Gemstar filed a petition for review of the administrative law judge’s determinations with the ITC. In August 2002, the ITC upheld the administrative law judge’s finding that the respondents, including SCI, had not violated the Tariff Act. Gemstar has now chosen to appeal the ITC’s determination to the U.S. Court of Appeals for the Federal Circuit. If the Court of Appeals subsequently determines that SCI infringes Gemstar’s and StarSight’s patents, such determination could prohibit the importation of infringing products into the United States. To the extent that our customer, EchoStar, cannot “design around” the allegedly infringing design or build the product in the United States thereby avoiding the importation of potentially infringing products, revenue from this customer, and potentially other like customers using the allegedly infringing technology, could be at risk. Any “design around” would by necessity originate with EchoStar. Labor costs in the United States may make production of allegedly infringing products in the United States uncompetitive. We believe we have meritorious defenses to this action, and therefore we believe that the outcome of this matter will not materially harm our business.

Environmental Controls

      We are subject to a variety of local, state and federal environmental laws and regulations in the United States, as well as foreign laws and regulations, relating to the treatment, storage, use, discharge, emission and disposal of chemicals, solid waste and other hazardous materials used during our manufacturing processes, as well as occupational safety and health laws, and product take back, product labeling and product content requirements. Proper waste disposal is a major consideration in particular for printed circuit board manufacturers because metals and chemicals are used in the manufacturing process. Water used in the printed circuit board manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into municipal sanitary sewer systems.

      In addition, although the electronics assembly process generates significantly less wastewater than printed circuit board fabrication, maintenance of environmental controls is also important in the electronics assembly process because such operations can generate lead dust. We are undertaking remediation of lead dust in the interior of manufacturing facilities when vacating those facilities. Although there are no applicable standards for lead dust remediation in manufacturing facilities, we endeavor to make efforts to remove the residues. To date, lead dust remediation costs have not been material to our operations. We also monitor for airborne concentrations of lead in our buildings and are not aware of any significant lead concentrations in excess of the applicable OSHA standards.

      Asbestos containing materials, or ACM, are present at several of our manufacturing facilities. Although the ACM is being managed and controls have been put in place pursuant to ACM operations and maintenance plans, the presence of ACM could give rise to affirmative remediation obligations and other liabilities. No third-party claims relating to ACM have been brought at this time.

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

      We have incurred liabilities associated with environmental contamination at our current and former facilities, and those of the companies that we have acquired. These liabilities include ongoing investigation and remediation activities at a number of sites, including our facilities located in Irvine, California (acquired as part of our acquisition of Elexsys), Owego, New York (a current facility of our Hadco subsidiary), Derry, New Hampshire (a current facility of our Hadco subsidiary) and Fort Lauderdale, Florida (a former facility of our Hadco subsidiary). Currently, we are unable to anticipate whether any third-party claims will be brought against us for the existence of such contamination. There can be no guarantee that third-party claims will not arise and will not result in material liability to us. In addition, there are several sites, including our facilities in Wilmington, Massachusetts, Clinton, North Carolina, Brockville, Ontario and Gunzenhausen, Germany that are known to have groundwater contamination caused by a third party, and that third party has provided indemnity to us for the liability. Although we cannot guarantee you that we will not incur liability for clean-up costs or expenses at any of these sites, we have no reason to believe that such liability will occur and that it will be material to our business.

      We have also been named as a potentially responsible party at several contaminated disposal sites including the Casmalia Resources site, as a result of the past disposal of hazardous waste by companies we have acquired or by our corporate predecessors. Although liabilities for such historic disposal activities have not materially affected our financial condition to date, we cannot guarantee you that past disposal activities will not result in liability that will materially affect us in the future.

      We use an environmental consultant to assist us in evaluating the environmental liabilities of the companies that we acquire as well as those associated with our ongoing operations, site contamination issues and historical disposal activities in order to establish appropriate accruals in our financial statements. We have also undertaken a process of re-evaluating and updating the reserves over time. As of September 28, 2002, based on the evaluations of our consultants, we have accrued $21.3 million for such environmental liabilities. Although we believe these accruals are adequate, we cannot be certain that environmental liabilities will not exceed the accrued amounts.

      Due to the large number of mergers and acquisitions we have undertaken, we have a number of facilities that have different environmental management systems, auditing programs and policies in place. We are in the process of developing corporate-wide standardized environmental management systems, auditing programs and policies to make these matters easier to manage.

Employees

      As of September 28, 2002, we had 46,030 full-time employees, including 44,670 in manufacturing and engineering, 358 in corporate marketing and sales and 1,002 in corporate general administration and finance. None of our U.S. employees are represented by a labor union, other than approximately 138 employees located in a single facility which was acquired in an OEM divestiture transaction. In certain international locations, particularly in Western Europe, our employees are represented by labor unions on either a national or plant level. Western European countries also often have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We have never experienced a strike or work stoppage and we believe that our relationship with our employees is good. During fiscal 2002, we reduced our total headcount by approximately 26% as a result of plant closings and restructuring activities, and expect further headcount reductions associated with the restructuring charges announced on October 29, 2002.

Item 2.     Properties

      Facilities. Our customers market numerous products throughout the world and therefore need to access manufacturing services on a global basis. To enhance our EMS offerings, we seek to locate our facilities either near our customers and our customers’ end markets in major centers for the electronics industry or, where appropriate, in lower cost locations. Many of our plants located near customers and their end markets are focused primarily on final system assembly and test, while plants located in lower cost areas are engaged primarily in less complex component and subsystem manufacturing and assembly.

      As of September 28, 2002, we manufacture products in approximately 100 decentralized plants, consisting of more than 62 electronics assembly facilities, nine printed circuit board fabrication facilities, nine cable assembly facilities, 20 enclosure assembly facilities, as well as other specialized manufacturing facilities, located both domestically and internationally. Our domestic plants are located in key electronics industry centers including Silicon Valley, Southern California, New England, Texas, Northern Alabama, the Research Park Triangle area, New York, as well as in several other locations. Internationally, we have plants in Australia, Latin America (Brazil and Mexico), Canada, Western Europe (United Kingdom, Ireland, France, Germany, Spain, Sweden, The Netherlands and Finland), Eastern Europe (the Czech Republic and Hungary), Israel and Asia (Peoples’ Republic of China, Hong Kong, Japan, Malaysia, Singapore, and Thailand). For fiscal 2002, approximately 55.8% of our net sales were from operations outside of the United States. As of September 28, 2002, our principal manufacturing facilities are as follows:

	Approximate		Approximate
	Square		Square
Domestic	Footage	International	Footage

Arab, Alabama (2)	137,000	Perth, Australia	66,000
Guntersville, Alabama	146,000	Campinas, Brazil	145,000
Huntsville, Alabama (3)	1,357,000	Limoeiro, Brazil	86,000
Lacey’s Springs, Alabama	147,000	Brockville, Ontario, Canada (2)	480,000
Phoenix, Arizona	233,000	Calgary, Alberta, Canada (5)	225,000
Costa Mesa, California	102,000	Dorval, Montreal, Canada	16,000
Fountain Valley, California	27,000	Montreal, Quebec, Canada	220,000

	Approximate		Approximate
	Square		Square
Domestic	Footage	International	Footage

Irvine, California (2)	66,000	Ottawa, Canada	46,000
Lake Forest, California	21,000	Toronto, Ontario, Canada	400,000
Morgan Hill, California (2)	181,000	Bela Nad Radbuzou, Czech Republic	38,000
Rancho Santa Margarita, California	126,000	Camberley, England	105,000
Silicon Valley, California (1)	1,874,000	Aaneksoki/ Tikkakoski, Finland	143,000
Watsonville, California	79,000	Haukipudas, Finland	317,000
Colorado Springs, Colorado (2)	155,000	Salo, Finland	41,000
Fountain, Colorado	360,000	Uusikaupunki, Finland	52,000
Longmont, Colorado (2)	125,000	Chateaudun, France	83,000
Richmond, Kentucky	148,000	Cherbourg, France	285,000
Stanton, Kentucky	80,000	Grenoble, France (2)	78,000
Augusta, Maine (2)	311,000	L’Isle d’ Abeau, France	220,000
Westbrook, Maine	261,000	Plasir les Gatines, France	23,000
Hunt Valley, Maryland	72,000	Gunzenhausen, Germany	406,000
Ward Hill, Massachusetts	71,000	Leuchtenberg, Germany	9,000
Wilmington, Massachusetts	200,000	Kowloon, Hong Kong	32,000
Woburn, Massachusetts	104,000	Pecs, Hungary (2)	34,000
Oakdale, Minnesota (2)	17,000	Tatabanya, Hungary	220,000
St Paul, Minnesota (2)	64,000	Dublin, Ireland (6)	79,000
Derry, New Hampshire (2)	234,000	Fermoy, County Cork, Ireland	110,000
Hooksett, New Hampshire (2)	72,000	Lisburn, Ireland	292,000
Hudson, New Hampshire (2)	32,000	Ma’a lot, Israel	34,000
Manchester, New Hampshire	74,000	Petach, Israel	60,000
Nashua, New Hampshire (2)	70,000	Yasu-gun, Japan	38,000
Salem, New Hampshire (4)	118,000	Kuching, Malaysia	180,000
Owego, New York	292,000	Penang, Malaysia	115,000
Clinton, North Carolina	188,000	Apodaca, Mexico	330,000
Durham, North Carolina	50,000	El Salto, Mexico	225,000
Graham, North Carolina (2)	138,000	Guadalajara, Mexico	485,000
Morrisville, North Carolina (2)	70,000	Guadalupe, Mexico	150,000
Raleigh, North Carolina	731,000	Jalisco, Mexico	113,000
Beaver Springs, Pennsylvania	70,000	Juarez, Mexico	22,000
Lewisburg, Pennsylvania	168,000	Sabinas, Mexico (2)	114,000
Rapid City, South Dakota	230,000	Heerenveen, Leek, The Netherlands (2)	232,000
Austin, Texas (2)	135,000	Kunshan, Peoples’ Republic of China	737,000
Carrollton, Texas	155,000	Qingdao, Peoples’ Republic of China	11,000
Denton, Texas	55,000	Shenzhen, Peoples’ Republic of China	679,000
Eagle Pass, Texas (2)	20,000	Irvine, Scotland (2)	173,000
El Paso, Texas (2)	12,000	Kirkcaldy, Scotland	123,000
Plano, Texas	104,000	Toledo, Spain	299,000
Richardson, Texas (7)	354,000	Älvsjö, Sweden	8,000
San Antonio, Texas (2)	61,000	Bengtsfors, Sweden (2)	188,000
Van Ormy, Texas (2)	36,000	Eskilstuna, Sweden	203,000
Salt Lake City, Utah	8,000	Ornskoldsvik, Sweden	55,000
Gretna, Virginia	140,000	Sundsvall, Sweden	109,000
Lynchburg, Virginia	505,000	Motala, Sweden (2)	786,000

	Approximate		Approximate
	Square		Square
Domestic	Footage	International	Footage

Kenosha, Wisconsin	198,000	Tenhult, Sweden (2)	242,000
Turtle Lake, Wisconsin	125,000	Republic of Singapore	168,000
		Pathum Thani, Thailand	139,000

(1)	Includes facilities located in San Jose, Santa Clara, Fremont and Mountain View, California and facilities comprising approximately 923,000 square feet closed or in the process of closing as of September 28, 2002.

(2)	Facility closed or in the process of closing as of September 28, 2002.

(3)	Includes facilities comprising approximately 95,000 square feet closed or in the process of closing as of September 28, 2002.

(4)	Includes facilities comprising approximately 71,000 square feet closed or in the process of closing as of September 28, 2002.

(5)	Includes facilities comprising approximately 42,000 square feet closed or in the process of closing as of September 28, 2002.

(6)	Includes facilities comprising approximately 52,000 square feet closed or in the process of closing as of September 28, 2002.

(7)	Includes facilities comprising approximately 54,000 square feet closed or in the process of closing as of September 28, 2002.

      As of November 1, 2002, our manufacturing facilities consist of an aggregate of approximately 21.0 million square feet, of which approximately 13.25 million square feet is in facilities that we own, with the remainder in leased facilities under lease terms expiring between fiscal 2003 and fiscal 2021.

      Since the closing of our acquisition of SCI in December 2001, we have evaluated our global manufacturing operations and restructured our facilities and operations to bring our manufacturing capacity in line with demand and to provide cost efficient services for our customers. Through this process, we have closed certain facilities not required to satisfy current demand levels, but have retained strategic manufacturing facilities in the United States and Western Europe that focus on higher value added manufacturing activities. We provide extensive operations in lower cost locations, including Latin America, Eastern Europe, China and Southeast Asia, and we plan to expand our presence in these lower cost locations, as appropriate to meet the needs of our customers. Since December 2001, we have ceased operations at or commenced the closure of 42 facilities, comprising approximately 5.5 million square feet, primarily in North America. We expect to close additional facilities in fiscal 2003 and fiscal 2004 pursuant to our phase two restructuring plan announced in October 2002. We are currently undertaking an aggressive program to sublease or terminate leases for unused facilities and to sell owned properties that are no longer expected to serve our future needs.

      We believe that our existing facilities are adequate to meet our reasonably foreseeable requirements. We regularly evaluate our expected future facilities requirements.

      Certifications. Certifications under industry standards are important to our business because many customers rely on them to confirm our adherence to manufacturing process and quality standards. Certain markets, such as communications, medical and defense and aerospace, require adherence to industry-specific standards. Substantially all of our manufacturing facilities are certified under ISO 9002, a set of standards published by the International Organization of Standardization and used to document, implement and demonstrate quality management and assurance systems in design and manufacturing. As part of the ISO 9002 certification process, we have developed a quality systems manual and an internal system of quality controls and audits. ISO 9002 certification is of particular importance to the companies doing business in the European Community, and we believe that United States electronics manufacturers are increasing their use of ISO 9002 registration as a criteria for suppliers.

      In addition to ISO 9002, many of our facilities have been TL 9000 certified. TL 9000 is a relatively new telecommunications standard. The TL 9000 quality system requirements and quality system metrics are designed specifically for the telecommunications industry to promote consistency, efficiency, and improved customer satisfaction. Included in the TL 9000 system are performance-based metrics that measure the reliability and quality performance of the product. The majority of our facilities are also Telcordia (formerly Bellcore), British Approval Board for Telecommunications, and Underwriters Laboratories compliant. These standards define requirements for quality, manufacturing process control and manufacturing documentation and are required by many OEMs in the electronics industry, including suppliers to AT&T and the regional Bell operating companies.

      Our medical products division has identified three manufacturing facilities, located in Northern California, Alabama and Sweden, to be centers of excellence for medical products manufacturing. We are in the process of certifying the United States facilities for compliance with FDA regulations regarding manufacturing, including the FDA’s quality systems regulations.

      Our defense and aerospace operations are concentrated in the Huntsville, Alabama area and are housed in dedicated facilities to meet the specialized needs of our defense and aerospace customers. Our defense and aerospace facilities are certified under various U.S. military specifications as well as under ANSI and other standards appropriate for defense and aerospace suppliers.

Item 3.     Legal Proceedings

      We and certain of our subsidiaries, namely Hadco Corporation, or Hadco, and SCI, are involved in various administrative proceedings related to environmental matters. These matters are described in greater detail under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results” and “Item 1 — Business — Environmental Controls.” Although we could incur significant costs relating to these matters, we believe, based on the limited information that is currently available, that the cost of any remediation that may be required at these facilities would not materially harm our business, financial condition or results of operations.

      On June 13, 2001, we filed a complaint against Metricom, Inc., or Metricom, in the California state court. The complaint arose out of a July 2, 1999 Agreement for Electronic Manufacturing Services and we sought compensation for cancellation charges arising under this agreement. The relief sought by us consisted of the cost of certain materials and work-in-process. On July 2, 2001, Metricom filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California in San Jose, California. As a result, we filed a proof of claim with the bankruptcy court in the amount of $102.0 million. Metricom objected to the claim, and filed an action for the recovery of approximately $8.6 million in preferential payments. Both actions were settled in September 2002. We were allowed a general unsecured claim of $65.0 million, and Metricom dismissed its claim for preferential payments. We recently received a partial distribution from the bankrupt estate and expect additional distributions. We currently estimate that we have no additional exposure on this matter (after exhausting allocated reserves).

      We are currently a party to an intellectual property dispute in which Gemstar and StarSight alleged with respect to SCI certain violations of the Tariff Act of 1930, including patent infringement, in the importation of set-top multimedia boxes manufactured outside the United States by SCI for EchoStar, another party in the case. For a more complete description of this litigation, see “Item 1 — Business — Intellectual Property.”

      We are a party to certain other legal proceedings that have arisen in the ordinary course of our business. The amounts in dispute in these matters are not material to us, and we believe that the resolution of these proceedings will not have a material adverse effect on our business, financial condition and results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

EXECUTIVE OFFICERS OF SANMINA-SCI

      Pursuant to General Instruction G(3), the information regarding Sanmina-SCI’s executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

      The following table sets forth the name of each executive officer of Sanmina-SCI, the office held by such officer and the age, as of December 2, 2002, of such officer.

Name	Age	Position

Jure Sola	51	Co-Chairman, Chief Executive Officer and Director
Randy W. Furr	48	President, Chief Operating Officer and Director
Rick R. Ackel	49	Executive Vice President and Chief Financial Officer
Steve Bruton	50	President and General Manager, Printed Circuit Board Fabrication Division
Michael Clarke	48	President and General Manager, Enclosures Division
Hari Pillai	42	President and General Manager, EMS Division

      Mr. Sola has served as our chief executive officer since April 1991 and co-chairman of our board of directors since December 2001. In 1980 Mr. Sola co-founded Sanmina and initially held the position of vice president of sales. In October 1987, he became vice president and general manager of Sanmina, responsible for manufacturing operations and sales and marketing. In July 1989, Mr. Sola was elected as a director and in October 1989 was appointed as president of Sanmina. In March 1996, Mr. Sola relinquished the title of president when Mr. Furr was appointed to the position. Mr. Sola served as chairman of Sanmina’s board of directors from April 1991 until the acquisition of SCI in December 2001 when Mr. Sola became co-chairman of Sanmina-SCI’s board of directors.

      Mr. Furr has served as a director of our company since December 1999 and as our president and chief operating officer since March 1996. In August 1992, Mr. Furr joined our company as vice president and chief financial officer. Mr. Furr is a certified public accountant.

      Mr. Ackel has served as our executive vice president and chief financial officer since June 2000. Prior to joining us, Mr. Ackel served as a tax and business advisory partner of Arthur Andersen LLP for more than 10 years. He has a bachelor of science degree from California State University at Hayward, is a certified public accountant and a member of the California State Society of CPAs and the AICPA.

      Mr. Bruton joined our company in 1982 and has served in printed circuit board fabrication management since that time. In December 2001, Mr. Bruton was appointed president and general manager of the printed circuit board fabrication division of our company.

      Mr. Clarke joined our company in 1999 as a result of our acquisition of Devtek Electronic Packaging Systems, or Devtek, a manufacturer of electronic and metal components that was established in 1992. Prior to joining our company, Mr. Clarke was president and chief executive officer of Devtek. In December 2001, Mr. Clarke was appointed president and general manager of the enclosures division of our company.

      Mr. Pillai joined our company in 1994 and has served in manufacturing management positions since that time. In December 2001, Mr. Pillai was appointed president and general manager of the EMS division of our company.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      Sanmina-SCI’s common stock is traded on the Nasdaq National Market under the symbol SANM. The following table lists the high and low intra-day prices for Sanmina-SCI’s common stock as reported on Nasdaq. In January 2001, we effected a two-for-one stock split in the form of a stock dividend, and the prices below have been adjusted to retroactively reflect the stock split.

Fiscal 2002	High	Low

First quarter	$25.65	$12.94
Second quarter	$23.80	$9.57
Third quarter	$13.98	$5.75
Fourth quarter	$7.09	$2.45

Fiscal 2001	High	Low

First quarter	$60.50	$29.59
Second quarter	$54.75	$18.50
Third quarter	$38.20	$17.53
Fourth quarter	$24.00	$11.64

Stockholders

      As of December 2, 2002, we had approximately 2,739 common stockholders of record. On December 2, 2002, the last reported sales price of Sanmina-SCI’s common stock on the Nasdaq National Market was $4.90 per share.

Dividends

      We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. The agreements governing our existing debt obligations contain covenants that limit our ability to pay dividends.

Item 6.     Selected Financial Data

      The following selected financial data should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Financial Statements and Supplementary Data.”

FIVE YEAR SELECTED FINANCIAL HIGHLIGHTS

Consolidated Statements Of Operations Data:

	Fiscal Year Ended

	2002(1)(2)	2001	2000	1999	1998

	(In thousands, except per share data)
Net sales	$8,761,630	$4,054,048	$4,239,102	$2,620,623	$2,171,427
Operating income (loss)	(2,764,183)	63,473	361,456	197,034	119,118
Income (loss) before provision for income taxes	(2,814,892)	82,792	349,971	169,367	96,148
Net income (loss)	(2,696,753)	40,446	210,094	104,716	39,185
Basic net income (loss) per share	$(5.60)	$0.13	$0.69	$0.37	$0.15

Diluted net income (loss) per share	$(5.60)	$0.12	$0.65	$0.35	$0.14

Shares used in computing diluted per share amount	481,985	330,229	337,350	300,328	286,368

(1)	Includes goodwill impairment loss of $2.7 billion.

(2)	On December 6, 2001, we acquired SCI in a purchase business combination. The consolidated financial statements include the operating results of SCI from December 3, 2001, the accounting period close nearest to the acquisition date of December 6, 2001.

Consolidated Balance Sheet Data:

	As of Fiscal Year End

	2002	2001	2000	1999	1998

Cash and cash equivalents	$1,064,534	$567,649	$998,242	$149,281	$100,700
Net working capital	2,105,049	2,090,956	1,913,617	764,877	444,308
Total assets	7,518,057	3,640,331	3,835,600	2,124,809	1,601,339
Long-term debt	1,975,331	1,218,608	1,200,764	696,386	434,382
Stockholders’ equity	3,414,715	1,840,980	1,758,793	886,455	726,884

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events and/or future results of operations may differ materially from those contemplated by such forward-looking statements, as a result of the factors described herein, and in the documents incorporated herein by reference, including, in particular, those factors described under “Factors Affecting Operating Results.”

Overview

      We were incorporated in Delaware in May 1989 to acquire our predecessor company, which had been in the printed circuit board and backplane business since 1980. In December 2001, we acquired SCI and formally changed our name to Sanmina-SCI Corporation.

      Our revenue is generated from sales of our services primarily to OEMs in the communications, computing, multimedia, industrial controls, defense and aerospace, medical and automotive markets.

      Before the recent economic downturn in the communications sector of the electronics industry, sales of our services to OEMs in the communications sector accounted for a substantially greater portion of our net sales and earnings than in recent periods. As a result of reduced sales to OEMs in the communications sector, our gross margins have declined because the services that we provided to these OEMs often were more complex, thereby generating higher margins, than those that we provided to OEMs in other sectors of the electronics industry. The portion of our business represented by sales of services to OEMs in the personal computer market increased in fiscal 2002 as a result of our acquisition of SCI, which historically had been more active in this market than Sanmina had been, and reduced demand for other electronics products of our OEM customers. Margins for PCs historically have been lower than those for the other more complex electronics products that we manufacture. OEMs of PCs are also highly sensitive to manufacturing costs and, therefore, the pricing of services for these OEMs’ products is very competitive.

      Our net sales, on a pro forma basis assuming that the acquisition of SCI occurred at the beginning of fiscal 2001, decreased 21.1% from $12.7 billion for fiscal 2001 to $10.0 billion for fiscal 2002, primarily as a result of a significant downturn in fiscal 2002 in demand for electronics products in the end markets of our customers, including communications. The reduced demand for our services and excess capacity in the EMS industry has placed downward pressure on the pricing of our services.

      A relatively small number of customers historically have been responsible for a significant portion of our net sales. Sales to our ten largest customers accounted for 65.8% of our fiscal 2002 net sales and 51.1% of our fiscal 2001 net sales. For fiscal 2002, our two largest customers, IBM and HP, accounted for approximately 18.0% and 15.8%, respectively, of our net sales.

      We generally recognize revenue at the point of shipment to our customers. We generally determine the point of shipment to occur either at the freight on board, or FOB, shipping point or when services have been performed under our contract terms. We also derive revenue from sales of certain inventory, including raw materials, to customers that reschedule, amend or cancel purchase orders from us after we have procured inventory to fulfill their orders.

      Historically, we have had substantial recurring sales from existing customers. We have also expanded our customer base through acquisitions. We typically enter into supply agreements with our major OEM customers. These agreements generally have terms ranging from three to five years and cover the manufacture of a range of products. Under these agreements, a customer typically agrees to purchase its requirements for particular products in particular geographic areas from us. These agreements generally do not obligate the customer to purchase minimum quantities of products. However, the customer typically remains liable for the cost of any materials and components that we have ordered to meet the customer’s production forecast but which are not used, provided that the material was ordered in accordance with an agreed-upon procurement plan. These agreements typically contain provisions permitting cancellation and rescheduling of orders upon notice and subject, in some cases, to cancellation and rescheduling charges. Order cancellation charges typically vary by product type and depend upon how far in advance of shipment a customer notifies us of the cancellation of an order. In some circumstances our supply agreements with customers provide for cost reduction objectives during the term of the agreement.

      Fluctuations in our gross margins may be caused by a number of factors. Increased competition in the EMS industry may require us to reduce prices for our services. Changes in the types of products required by our customers could affect our gross margins depending on the mix of high or low margin products demanded by them, and whether we are providing our customers with our vertically integrated key system components and subassemblies. We have experienced fluctuations in our gross margins in the past and may continue to do so in the future.

      The pricing of manufacturing services in OEM divestiture transactions may be less favorable to us than in typical contractual relationships because of the long-term nature of these supply arrangements or an OEM’s desire to reduce manufacturing costs. Changes in customer demand and sales volumes may also result in fluctuations in gross margins. Gross margins may be impacted by charges for write downs related to:

•	declines in the market value of inventory,

•	raw materials held for specific customers who are experiencing financial difficulty, and

•	changes in customer demand for inventory, such as cancellation of orders and our purchases of inventory beyond customer needs that result in excess quantities on hand.

      We procure inventory based on specific customer orders and forecasts. Customers have certain rights of modification with respect to these orders and forecasts. As a result, customer modifications to orders and forecasts affecting inventory previously procured by us and our purchases of inventory beyond customer needs may result in excess and obsolete inventory for the related customers. Although we may be able to use some of these excess components and raw materials in other products we manufacture, a portion of the cost of this excess inventory may not be returned to the vendors or recoverable from customers. We also may not be able to recover the cost of obsolete inventory from vendors or customers.

      Our operating expenses in recent periods have consisted primarily of selling, general and administrative expenses and restructuring costs. Our selling, general and administrative expenses consist primarily of investments in support and infrastructure, such as supply chain management, marketing, information systems and administration. Selling, general and administrative expenses as a percentage of net sales are anticipated to remain relatively constant or decrease slightly, depending on sales volume as we continue to achieve operating synergies as a result of the integration of Sanmina and SCI and our efforts to restructure our operations to be consistent with anticipated customer demand. Excluding goodwill impairment and write down of intangible assets, merger and integration costs and restructuring costs, fiscal 2002 operating expenses as a percentage of net sales were 3.3%, down from 6.6% for fiscal 2001 and 6.2% for fiscal 2000. The decrease, after exclusions, in fiscal 2002 was due to a higher revenue base in fiscal 2002, lower fiscal 2002 amortization expense resulting from the adoption of SFAS No. 142, and management’s commitment to realign resources to reflect market demand and sales volumes. The increase in operating expenses as a percentage of net sales in fiscal 2001 over fiscal 2000 was primarily due to a lower base of revenues.

      In recent periods, we have announced two major restructuring plans as a result of the slowdown in the global electronics industry and the worldwide economy, as well as in connection with a number of our acquisitions. Prior to the end of fiscal 2002, we announced a phase one restructuring plan which contemplated aggregate cash and non-cash restructuring costs totaling approximately $730.0 million, of which $270.1 million had been incurred and recorded as restructuring costs in fiscal 2001 and 2002, $249.8 million of which had been incurred and utilized by SCI prior to our merger with them, and $160.9 million of which had been incurred and recorded as a liability and included in the cost of acquiring SCI prior to the end of fiscal 2002. We expect to incur the remaining balance of $49.2 million of restructuring costs pursuant to this plan in the first half of fiscal 2003. We also incurred net restructuring costs of $15.4 million in fiscal 2001 pursuant to other smaller scale restructuring initiatives announced prior to phase one. In October 2002, we announced a phase two restructuring plan, which was approved by management in the fourth quarter of fiscal 2002, of up to $250.0 million of both cash and non-cash restructuring charges as a result of the continued slowdown in the EMS industry, of which $45.5 million had been incurred and recorded as restructuring costs in fiscal 2002 and

$3.1 million of which had been incurred and recorded as a liability and included in the cost of acquiring SCI prior to the end of fiscal 2002. We expect to incur up to approximately $200.0 million of restructuring costs pursuant to this new phase two restructuring plan in future periods.

      During fiscal 2002, we recorded an impairment loss of approximately $2.7 billion in connection with the annual impairment test pursuant to Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” which requires that companies no longer amortize goodwill but instead test for impairment at least annually. As of September 28, 2002, the remaining carrying value of goodwill was approximately $2.1 billion. There can be no assurance that future goodwill impairment tests will not result in further impairment charges.

Recent Acquisitions

      SCI Acquisition. Our most significant acquisition in fiscal 2002 was our acquisition of SCI. We acquired SCI on December 6, 2001, in a purchase business combination whereby one of our wholly owned subsidiaries was merged into SCI. Under the terms of the merger, SCI stockholders received 1.36 shares of Sanmina common stock for each share of SCI common stock. In addition, we issued options to purchase shares of Sanmina-SCI common stock in exchange for each issued and outstanding SCI option. The purchase price was allocated as follows:

(in thousands)
Net tangible assets acquired	$119,783
Deferred compensation related to options	4,562
Goodwill	4,286,646

Total purchase price	$4,410,991

      The total purchase price of approximately $4.4 billion consisted of approximately 200.6 million shares of Sanmina-SCI common stock with a fair value of approximately $4.2 billion, 13.0 million vested and unvested stock options with a fair value of $203.0 million, of which approximately $4.6 million was recorded as deferred compensation related to the intrinsic value of the unvested options, and direct transaction costs of $21.0 million. We recorded $4.3 billion of goodwill, of which $1.2 billion was related to domestic operations and $3.1 billion was related to international operations. Of the $4.3 billion recorded for goodwill, the majority is not deductible for tax purposes. Refer to “— Results of Operations — Goodwill Impairment and Write Down of Intangible Assets” below for a discussion regarding the goodwill impairment charge recorded in the fourth quarter of fiscal 2002.

      Viking Components Transaction. In June 2002, we acquired Viking Components, Incorporated, or Viking, a privately held company that designs, manufactures and distributes advanced technology products, including computer system memory, flash memory and flash memory readers, and modems. The transaction included the purchase of all outstanding stock of Viking’s operations in the United States as well as the stock of Viking subsidiaries in Ireland and Singapore. The purchase price for the acquisition was $10.9 million paid in cash and shares of our common stock. We recorded this transaction as a purchase business combination. The purchase price was allocated to the fair value of net assets acquired, including primarily inventories, equipment, assumed liabilities and goodwill. Our results of operations for fiscal 2002 include the results of this business from the date of acquisition.

      HP Transaction. In January 2002, we entered into an agreement with HP under which HP agreed to outsource a portion of its Europe-Middle East-Africa desktop personal computer manufacturing business to us and we in turn acquired HP’s related manufacturing operations located in L’Isle d’Abeau, France. The transaction was completed in June 2002. The net cash purchase price for this acquisition was approximately $65.8 million, after certain refundable adjustments, and the transaction was accounted for as a purchase business combination. The purchase price was allocated to the fair value of net assets acquired, including primarily inventories, equipment and goodwill. Our results of operations for fiscal 2002 include the results of this business from the date of acquisition.

      Alcatel Transaction. In January 2002, we entered into an agreement with Alcatel to acquire manufacturing facilities in Gunzenhausen, Germany, Cherbourg, France and Toledo, Spain. We completed the purchase of the Gunzenhausen facility in April 2002, the Cherbourg facility in May 2002 and the Toledo facility in July 2002. In connection with these acquisitions, we entered into a multi-year supply agreement with Alcatel covering the products manufactured at these facilities. The aggregate net cash purchase price for these acquisitions was $129.9 million and they were accounted for as purchase business combinations. The purchase prices were allocated to the fair value of the net assets acquired, including primarily inventories, equipment and goodwill. Our results of operations for fiscal 2002 include the results of these businesses from the dates of acquisition.

      IBM Transaction. In January 2002, we entered into an agreement with IBM under which IBM agreed to outsource a portion of its United States and European NetVista desktop personal computer manufacturing needs to us and we acquired IBM’s NetVista desktop personal computer manufacturing operations located in Research Triangle Park, North Carolina and Greenock, Scotland. As part of the agreement, we acquired certain IBM buildings and equipment related to the manufacturing and associated logistics in North Carolina and acquired the right to occupy related manufacturing spaces at a subcontractor’s facilities in Scotland. The transaction was completed in February 2002. The net cash purchase price for this acquisition was approximately $161.9 million, after certain refundable adjustments, and the transaction was accounted for as a purchase business combination. The purchase price was allocated to the fair value of the net assets acquired, including primarily inventories, equipment and goodwill. The results of operations for fiscal 2002 include the results of this business from the date of acquisition.

      E-M-Solutions Transaction. In October 2001, we purchased certain assets of Electro Mechanical Solutions, Inc., or E-M-Solutions, a privately held manufacturer of electronic enclosures. This transaction included the purchase of certain manufacturing operations in the United States, as well as the stock of E-M-Solutions subsidiaries incorporated in Mexico and Northern Ireland. The net cash purchase price for this transaction was $91.8 million. The purchase price was allocated to the fair value of the net assets acquired, primarily including inventories, equipment and goodwill. We accounted for this transaction as a purchase business combination, and our consolidated financial statements include the operating results of E-M-Solutions from the date of acquisition.

      Other Acquisitions. During fiscal 2002 we also completed several other acquisitions which were immaterial individually and in the aggregate, including a manufacturer of complex enclosure systems with facilities in Shenzhen, China, and a sales office in Hong Kong; a United States cable manufacturer; a design center; and a cable manufacturer with operations in the United States, the Czech Republic and Germany.

      The purchase price allocations for these acquisitions are based on management’s estimate of fair value for purchase accounting purposes at the respective dates of acquisition. We do not expect significant revisions to the purchase price allocations for the acquired businesses.

      Pro forma results of operations have not been presented for the fiscal 2002 acquisitions, with the exception of SCI, because the effects of these acquisitions were not material either on an individual or aggregate basis. Goodwill resulting from the fiscal 2002 acquisitions, excluding SCI, was approximately $229.0 million. The majority of this goodwill is deductible for tax purposes. The purchase price allocations for the above acquisitions are based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition. We do not expect significant revisions to the purchase price allocations for the acquired businesses.

Application of Critical Accounting Policies

      Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate the process used to develop estimates, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our consolidated financial statements:

      Accounts Receivable and Other Related Allowances — We estimate product returns, warranty costs, and other adjustments related to current period net sales to establish related allowances. In making these estimates, we analyze past experience, changes in customer demand, and the overall economic climate in industries that we serve. If actual product returns, warranty claims or other adjustments differ significantly from our estimates, the amount of revenue we report would be affected. One of our most significant credit risks is the ultimate realization of our accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of our customers, and (iii) frequent contact with our customers, especially our most significant customers, thus enabling us to monitor current changes in business operations and to respond accordingly. To establish our allowance for doubtful accounts, we regularly estimate the credit risk associated with accounts receivable and consider concentrations of credit risks. We evaluate credit risk related to specific customers based on the current economic environment and are not able to predict the ability of any of our customers to meet their financial obligations to us. Our largest two customers each represented more than 10% of our gross accounts receivable as of September 28, 2002. We believe the allowances that we have established are adequate under the circumstances; however, a change in the economic environment or a customer’s financial condition could cause our estimates of allowances, and consequently the provision for doubtful accounts, to change.

      Inventories — We state inventories at the lower of cost (first-in, first-out method) or market value. We regularly evaluate the carrying value of our inventories. Cost includes labor, material and manufacturing overhead incurred for finished goods and work-in-process. The market value of our inventories is based on the projected average selling prices of the products we manufacture, less the estimated cost to complete and distribute such products, at the time we expect to sell these products. The process of determining the estimated cost to complete and distribute products requires that we estimate the completion percentage of work in process inventories and the per unit manufacturing costs in the period that the units are expected to be completed. We estimate average selling prices for products based on current contract prices, industry information with respect to pricing trends, expected product introductions, analysis of additional industry capacity expected to be brought on-line, seasonal factors, general economic trends and other information. Estimating these average selling prices is a highly subjective process. Industry forecasts of future average selling prices have been unreliable at times, and we have difficulty accurately predicting future prices. We determine expected inventory usage based on demand forecasts received from our customers. When required, provisions are made to reduce excess inventories to their estimated net realizable values. Differences in forecasted average selling prices used in calculating adjustments based on the lower of cost and market price of the products we manufacture can have a significant effect on the estimated net realizable value of product inventories and consequently the amount of write down recorded. In addition, the ultimate realization of inventory carrying amounts is affected by our exposure related to changes in customer demand for inventory that they are not contractually obligated to purchase and raw materials held for specific customers who are experiencing financial difficulty. Inventory reserves are established based on forecasted demand, past experience with the specific customers, the ability to redistribute inventory to other programs or back to our suppliers, and the presence of contractual language obligating the customers to pay for the related inventory.

      Exit Costs — We recognize restructuring charges related to our plans to exit certain activities resulting from the identification of duplicative and excess manufacturing and administrative facilities that we choose to close or consolidate. In connection with our exit activities, we record restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The recognition of restructuring charges requires us to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less sales costs, of equipment to be disposed of. Management’s estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained, and the utilization of the provisions are for their intended purposes in accordance with developed exit plans. SFAS No. 146, which will be effective for exit or disposal activities initiated after December 31, 2002 (see further discussion under “Effect of Recent Accounting Pronouncements” below), supersedes EITF 94-3 and may impact the accounting treatment for restructuring costs to be recorded in fiscal 2003 and subsequent periods.

      Goodwill — Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. We adopted SFAS No. 142 in the first quarter of fiscal 2002 and no longer amortize goodwill. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and a market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step impairment analysis is then performed to measure the amount of impairment loss, if any. The process of determining the fair value of our reporting units is subjective and requires management to exercise judgment in making assumptions related to cash flows and discount rates, among other things. During fiscal 2002, we recorded an impairment loss of approximately $2.7 billion in connection with the annual impairment test pursuant to SFAS No. 142. As of September 28, 2002, the remaining carrying value of goodwill was approximately $2.1 billion. We cannot assure you that future goodwill impairment tests will not result in further impairment charges.

      Income Taxes — We estimate our income tax provision in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax asset is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the more likely than not criteria established by SFAS No. 109, “Accounting for Income Taxes.” Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, or other factors. If our assumptions and consequently our estimates, change in the future, the valuation allowances we have established may be increased, resulting in increased income tax expense.

Results of Operations

     Fiscal Years Ended September 28, 2002, September 29, 2001 and September 30, 2000

      The following table sets forth, for the fiscal years indicated, certain statement of operations data expressed as a percentage of net sales.

	Fiscal Year Ended

	September 28,	September 29,	September 30,
	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	95.7	86.6	84.0

Gross margin	4.3	13.4	16.0

Operating expenses:
Selling, general and administrative	3.3	5.9	5.6
Amortization of goodwill and intangibles	0.0	0.7	0.6
Goodwill impairment and write down of intangible assets	30.5	1.0	0.2
Merger and integration costs	—	0.3	0.5
Restructuring costs	2.0	3.9	0.6

Total operating expenses	35.8	11.8	7.5

Operating income (loss)	(31.5)	1.6	8.5
Other income (expense), net	(0.6)	0.4	(0.2)

Income (loss) before provision for income taxes	(32.1)	2.0	8.3
Provision (benefit) for income taxes	(1.3)	1.0	3.3

Net income (loss)	(30.8)%	1.0%	5.0%

      The following unaudited pro forma financial information presents the combined results of operations of Sanmina and SCI as if the acquisition of SCI had occurred as of the beginning of fiscal 2001, after giving effect to certain adjustments and related income tax effects.

	Fiscal Year Ended

	September 28,	September 29,
	2002	2001

	(in thousands,
	except per share data)
Net sales	$10,037,396	$12,728,035
Net income (loss)	(2,842,060)	174,640
Basic earnings (loss) per share	$(5.48)	$0.34
Diluted earnings (loss) per share	$(5.48)	$0.33

      The pro forma financial information above for fiscal 2002 includes charges of $101.1 million related to restructuring costs and $29.8 million in merger costs incurred by SCI during the first quarter of fiscal 2002 prior to its merger with Sanmina. The pro forma financial information for fiscal 2001 includes SCI’s results of operations for its fiscal year ended June 30, 2001 as reported in its Form 10-K for that period as well as goodwill amortization expense of approximately $20.6 million relating to prior business acquisitions accounted for as purchase business combinations prior to the adoption of SFAS No. 142.

     Net Sales

      Net sales in fiscal 2002 increased 116% to $8.8 billion from $4.1 billion in fiscal 2001. The increase in net sales in fiscal 2002 was primarily the result of the acquisition of SCI in December 2001 and other purchase business combinations, offset by declines in net sales due to the continued downturn in general economic conditions worldwide and in the electronics industry, particularly in the communications sector. On a pro forma combined basis after giving effect to the acquisition of SCI, net sales decreased 21.1% from $12.7 billion in fiscal 2001 to $10.0 billion in fiscal 2002. The decrease in net sales for fiscal 2002, on a pro forma combined basis after giving effect to the acquisition of SCI, was primarily due to a downturn in demand for electronic products in our end-markets, including the communications sector. Net sales in fiscal 2001 decreased 4.4% from $4.2 billion in fiscal 2000. The decrease in net sales for fiscal 2001 was primarily due to a downturn in economic conditions worldwide, in the electronics industry in general and in the communications sector in particular. This downturn had a significant impact on our customers and their end markets during the last nine months of fiscal 2001 and all of fiscal 2002. These economic conditions resulted in a reduced demand for services provided by us and other EMS companies. For fiscal 2002, sales to our top 10 largest customers accounted for 67.5% of our net sales on a pro forma combined basis, after giving effect to the acquisition of SCI. The mix of our top ten largest customers may vary from reporting period to reporting period.

      The following summarizes net sales by geographic segment:

	Fiscal Year Ended

	September 28,	September 29,	September 30,
	2002	2001	2000

	(in thousands)
Net sales:
Domestic	$3,875,001	$3,067,208	$3,181,949
International	4,886,629	986,840	1,057,153

Total	$8,761,630	$4,054,048	$4,239,102

      Domestic net sales for fiscal 2002 increased 26.3% to $3.9 billion from $3.1 billion in 2001, and international net sales increased 395.2% to $4.9 billion in 2002 from $1.0 billion in the prior year. Domestic net sales increased in fiscal 2002 as a result of the acquisition of SCI in December 2001, offset by declines in net sales due to the continued downturn in general economic conditions worldwide and in the electronics industry in particular. As a result of the acquisition of SCI, management’s desire to increase our global operations, and the general decline in the domestic electronics industry, a greater percentage of our fiscal 2002 net sales were generated from international operations. Domestic net sales for fiscal 2001 decreased 3.6% to $3.1 billion from $3.2 billion in fiscal 2000, and international net sales decreased 6.7% to $1.0 billion in fiscal 2001 from $1.1 billion in fiscal 2000. The decrease in net sales in fiscal 2001 in both geographic segments was primarily due to the downturn in economic conditions worldwide.

     Gross Margin

      Gross margins were 4.3% in fiscal 2002, 13.4% in fiscal 2001 and 16.0% in fiscal 2000. The decrease in gross margin in fiscal 2002 compared with fiscal 2001 was primarily attributable to lower capacity utilization due to the continued economic slowdown in the electronics industry worldwide, competitive pricing pressure, and changes in product and customer mix, including the increase in the percentage of our net sales related to the manufacture of PCs. The decrease in gross margin in fiscal 2001 compared with fiscal 2000 was primarily attributable to the application of fixed costs to a lower amount of revenues, changes in product and customer mix and additions to inventory reserves to account for changing customer demand. Fluctuations in our gross margins may be caused by a number of factors. Increased competition in the EMS industry may require us to reduce prices for our services. Changes in the types of products required by our customers could affect our gross margins depending on the mix of high or low margin products demanded by them, and whether we are providing our customers with our vertically integrated key system components and subassemblies. We have experienced fluctuations in our gross margins in the past and may continue to do so in the future.

      The pricing of manufacturing services in OEM divestiture transactions may be less favorable to us than in typical contractual relationships because of the long-term nature of these supply arrangements or an OEM’s desire to reduce manufacturing costs. Changes in customer demand and sales volumes could also result in fluctuations in gross margin. In addition, the portion of our business represented by sales of services to OEMs in the PC market increased in fiscal 2002 as a result of our acquisition of SCI, since Sanmina sales in the PC market historically had been immaterial. Margins for PCs have been historically lower than those for the other more complex electronics products that we manufacture. The fiscal 2002, fiscal 2001 and fiscal 2000 gross margins reflect charges related to the write down of obsolete inventory and other manufacturing related assets. We recorded charges to write down the value of raw materials inventory of $30.1 million in fiscal 2002, $152.6 million in fiscal 2001 and $29.4 million in fiscal 2000. Gross margin may continue to be impacted by charges or write downs of excess and obsolete inventory and other manufacturing related assets. These write downs could relate to:

•	declines in the market value of inventory,

•	raw materials held for specific customers who are experiencing financial difficulty, and

•	changes in customer demand for inventory, such as cancellation of orders and our purchases of inventory beyond customer needs that result in excess quantities on hand.

      We procure inventory based on specific customer orders and forecasts. Customers have limited rights of modification with respect to these orders. Correspondingly, customer modifications to orders affecting inventory previously procured by us (for example, cancellations or rescheduling of orders, as well as inventory that is highly customized and therefore not available for use by other customers) and our purchases of inventory beyond customer needs may result in excess and obsolete inventory for the related customers. Although we may be able to use some excess components and raw materials in our inventory for other products we manufacture, a portion of the cost of this excess inventory may not be returned to the vendors or recovered from customers. We also may not be able to recover the cost of obsolete inventory from vendors or customers. Due to increased competition, changes in product and customer mix, and product pricing terms negotiated as part of OEM divestiture transactions, we may continue to experience significant fluctuations in gross margins.

     Selling, General and Administrative

      Selling, general and administrative expenses were $287.6 million for fiscal 2002, $239.7 million for fiscal 2001 and $235.7 million for fiscal 2000. As a percentage of net sales, selling, general and administrative expenses were 3.3% for fiscal 2002, 5.9% for fiscal 2001 and 5.6% for fiscal 2000. The decrease in selling, general and administrative expenses as a percentage of sales in fiscal 2002 compared to fiscal 2001 was primarily the result of having a larger base of revenues in fiscal 2002 and our ability to respond quickly to marketplace challenges and cost effectively scale back operations. In addition, cost reduction programs and economies of scale contributed to reductions to overall expense in the year ended September 28, 2002. Selling, general and administrative expenses as a percentage of net sales are anticipated to remain relatively constant or decrease slightly, depending on sales volume, as we continue to achieve operating synergies as a result of the integration of Sanmina and SCI and our efforts to restructure our operations to be consistent with anticipated customer demand.

     Amortization of Goodwill and Intangibles

      We incurred amortization expense of $5.8 million in fiscal 2002, $26.4 million in fiscal 2001 and $23.5 million in fiscal 2000. Effective with the adoption of SFAS No. 142 as of the first quarter of fiscal 2002, we no longer amortize goodwill, thereby eliminating approximately $22.0 million in annual goodwill amortization in fiscal 2002 compared to fiscal 2001. Annual amortization expense related to intangible assets subject to amortization existing as of September 28, 2002 is expected to be relatively consistent with the fiscal 2002 amount for the next several years, subject to any future acquisitions by us.

     Goodwill Impairment and Write Down of Intangible Assets

      During the fourth quarter of fiscal 2002, we recorded a goodwill impairment loss of $299.0 million for the domestic reporting unit and $2.4 billion for the international reporting unit, or a total of $2.7 billion. The impairment loss resulted from the extended decline in the electronics industry and the communications sector in particular, which reduced the estimated fair values of the reporting units below their respective carrying values. We cannot assure you that future goodwill impairment tests will not result in further impairment charges.

      During fiscal 2002, the carrying value of certain tangible long-lived assets became impaired as a result of restructuring activities. Accordingly, the related write downs are accounted for as restructuring costs in accordance with the accounting policies described below.

      During the fourth quarter of fiscal 2001 and the third quarter of fiscal 2000, evaluations under SFAS No. 121 indicated that the fair value of certain intangible assets and unamortized goodwill originally acquired as part of the June 2000 Hadco merger was less than their carrying value. Accordingly, we recorded an adjustment to write down $40.3 million in fiscal 2001 and $8.8 million in fiscal 2000 of intangible assets and unamortized goodwill. The fair value of the intangible assets and unamortized goodwill at the time of the original acquisition by us was based on expected future cash flows to be generated from the assets based on the facts and circumstances that existed at the date the acquisition was completed. The existing customer relationships, in-place workforce, tradename and trademarks and unamortized goodwill, valued at the time of the original acquisition, became impaired in the quarter ended September 29, 2001 due to closure or consolidation of the related manufacturing facilities. As a result, based on future expected discounted cash flows from the customer base, experienced and expected work force attrition and from future utilization of a tradename and trademarks, we wrote down the carrying value of these intangible assets and allocated goodwill in the fourth quarter of fiscal 2001 and the third quarter of fiscal 2000 as follows:

	Fourth Quarter	Third Quarter
	Fiscal 2001	Fiscal 2000

	(in millions)
Intangible Assets
Customer relationships	$10.6	$7.5
In-place workforce	3.7	1.3
Tradename and trademarks	3.6	—
Goodwill	22.4	—

     Merger and Integration Costs

      Merger and integration costs of $3.7 million in fiscal 2002 primarily consisted of information technology, or IT, systems integration costs in connection with the acquisition of SCI. Merger costs incurred by us in connection with the acquisition of SCI of $21.0 million were included in the purchase price. We expect to incur approximately $8.0 million of additional IT systems integration costs in the first half of fiscal 2003.

      Merger and integration costs of $12.5 million in fiscal 2001 consisted of investment banking, accounting, legal and other related fees and expenses for the Segerström acquisition, which was accounted for as a pooling of interests. Merger costs of approximately $9.7 million were paid during fiscal 2001. The remaining amounts were paid in fiscal 2002.

      Merger and integration costs of $19.9 million in fiscal 2000 consisted of investment banking, accounting, legal and other related expenses related to those acquisitions accounted for using the pooling of interests method. Merger costs of approximately $18.5 million were paid during fiscal 2000 with the remainder paid in fiscal 2001.

     Restructuring Costs

      We incurred restructuring costs in each of fiscal 2000, fiscal 2001 and fiscal 2002 pursuant to our phase one and phase two restructuring plans described above. Our phase one restructuring plan includes the September 2002, October 2001, July 2001, December 2001 SCI acquisition and SCI acquisition restructuring described below. The phase two restructuring plan includes the October 2002 restructuring described below. The initiative described above includes the Segerström restructuring.

      We account for these restructuring costs in two ways. First, we account for restructuring charges that are unrelated to a purchase business combination in accordance with EITF 94-3. Under EITF 94-3, costs associated with restructuring activities other than those related to a purchase business combination are recorded as restructuring costs in the consolidated statement of operations. Second, we account for restructuring costs that are related to a purchase business combination in accordance with EITF 95-3. Under EITF 95-3, restructuring costs related to a purchase business combination are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired entity.

          Restructuring Costs under EITF 94-3. The following table sets forth the restructuring charges under EITF 94-3 for the fiscal periods commencing October 2, 1999, September 30, 2000 and September 29, 2001. The table shows for each fiscal year the beginning balance for each period for the four separate categories of restructuring expenses, the charges to operations for each category that occurred in that fiscal period, and the amount of charges expended or utilized with respect to each such restructuring cost category in such period.

			Shutdown of
	Employee	Restructuring	Duplicative	Write-off of
	Severance	Expenses	Facilities	Fixed Assets	Total

	(in thousands)
	Cash	Cash	Cash	Non-Cash
Balance at October 2, 1999	$2,458	$—	$6,926	$714	$10,098
Charges to operations	26,506	832	—	—	27,338
Charges utilized	(14,222)	—	(6,926)	(714)	(21,862)
Balance at September 30, 2000	14,742	832	—	—	15,574
Charges to operations	12,628	4,064	42,487	99,953	159,132
Charges utilized	(19,639)	(4,057)	(5,942)	(99,953)	(129,591)
Balance at September 29, 2001	7,731	839	36,545	—	45,115
Charges to operations	31,100	10,101	31,009	99,585	171,795
Charges utilized	(28,487)	(10,161)	(31,667)	(99,585)	(169,900)

Balance at September 28, 2002	$10,344	$779	$35,887	$—	$47,010

      The following four sections separately present the charges to operations and charges utilized for each of the four restructuring categories that are set forth in the above table on an aggregate basis for fiscal 2002.

      September 2002 Restructuring. In September 2002, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities in North America, Europe and Asia as a result of the ongoing slowdown in the electronics industry. For fiscal 2002, we recorded a charge to operations of $3.1 million for planned employee severance expenses related to the involuntary termination of 540 employees. We utilized charges of approximately $1.7 million in fiscal 2002 as a result of terminating 144 employees in fiscal 2002. We also incurred during fiscal 2002 charges to operations with respect to the shutdown of duplicative facilities of $4.2 million related to non-cancelable lease payments for permanently vacated properties and other associated costs, of which approximately $110,000 of these charges were utilized during fiscal 2002. We incurred charges to operations of $38.3 million related to asset write-offs consisting of excess equipment and leasehold improvements at facilities that were permanently vacated. The closing of the plants discussed above as well as all other activities related to this exit plan are expected to be completed in early fiscal 2004. The following table sets forth for this restructuring plan for fiscal 2002 the beginning balance for such period for the four separate categories of restructuring expenses, the additional increases to charges to operations for each category that occurred in fiscal 2002, and the amount of charges expensed or utilized with respect to such restructuring cost category in fiscal 2002.

			Shutdown of
	Employee	Restructuring	Duplicate	Write-off of
	Severance	Expenses	Facilities	Fixed Assets

	(in millions)
Balance at September 29, 2001	$—	$—	$—	$—
Charges to operations	3.1	—	4.2	38.3
Charges utilized	(1.7)	—	(0.1)	(38.3)

Balance at September 28, 2002	$1.4	$—	$4.1	$—

      October 2001 Restructuring. In October 2001, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities throughout North America and Europe as a result of the continued slowdown in the industry and economy worldwide. During fiscal 2002, we recorded an initial charge to operations of $25.1 million for expected involuntary employee terminations associated with these plant closures, approximately $1.5 million of which was later reversed prior to the end of the fiscal year as employee severance costs were less than originally estimated. We terminated 1,938 employees by the end of fiscal 2002, and utilized charges of approximately $17.7 million in fiscal 2002. We expect the balance of the employee terminations under this plan to occur during the first half of fiscal 2003. We also incurred charges to operations with respect to the shutdown of duplicate facilities of $37.6 million related to restructuring costs associated with non-cancelable lease payments for permanently vacated properties, approximately $5.3 million of which was later reversed prior to the end of the fiscal year as these costs were less than originally estimated. We utilized approximately $25.7 million of these charges in fiscal 2002. We also incurred charges to operations of $54.0 million related to the write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated, all of which were utilized in fiscal 2002. The closing of the plants discussed above as well as all other related activities are expected to be completed in early fiscal 2003. The following table sets forth for this restructuring plan for fiscal 2002 the beginning balance for such period for the four separate categories of restructuring expenses, the charges to operations for each category that occurred in fiscal 2002, and the amount of charges expended or utilized with respect to each such restructuring cost category in fiscal 2002.

			Shutdown of
	Employee	Restructuring	Duplicative	Write-off of
	Severance	Expenses	Facilities	Fixed Assets

	(in millions)
Balance at September 29, 2001	$—	$—	$—	$—
Charges to operations	23.6	—	32.3	54.0
Charges utilized	(17.7)	—	(25.7)	(54.0)

Balance at September 28, 2002	$5.9	$—	$6.6	$—

      Segerström Restructuring. In March 2001, we acquired Segerström and Svenson AB, or Segerström, in a pooling of interests business combination and announced our restructuring plan. At the beginning of fiscal 2002, we had a balance of approximately $3.7 million for accrued employee severance costs and $5.2 million for accrued costs to shutdown of duplicate facilities. In fiscal 2002, we utilized charges of $1.3 million with respect to employee severance, and reversed $1.5 million in employee severance costs because actual severance costs incurred were less than estimated in the original plan. We utilized charges with respect to shutdown duplicative facilities of $1.3 million. The following table sets forth for this restructuring plan for fiscal 2002 the beginning balance for such period for the four separate categories of restructuring expenses, the additional charges to operations for each category that occurred in fiscal 2002, and the amount of charges expended or utilized with respect to each such restructuring cost category in fiscal 2002.

			Shutdown of
	Employee	Restructuring	Duplicative	Write-off of
	Severance	Expenses	Facilities	Fixed Assets

	(in millions)
Balance at September 29, 2001	$3.7	$—	$5.2	$—
Charges to operations	(1.5)	—	—	—
Charges utilized	(1.3)	—	(1.3)	—

Balance at September 28, 2002	$0.9	$—	$3.9	$—

      July 2001 Restructuring. In July 2001, we approved a plan to close and merge manufacturing facilities throughout North America and Europe as a result of the ongoing slowdown in the EMS industry. At the beginning of fiscal 2002, we had a balance of approximately $4.0 million for accrued employee severance costs, $800,000 for accrued restructuring expenses and $31.4 million for shutdown of duplicative facilities to be expended in future periods. In fiscal 2002, we recorded an employee severance charge to operations of approximately $5.8 million. During fiscal 2002, we utilized charges of approximately $7.7 million in terminating 812 employees during this period. During fiscal 2002, we incurred charges to operations of $5.3 million related to lease payments for permanently vacated properties and other costs. Approximately $14.8 million was utilized for lease payments and other costs during fiscal 2002. We also incurred charges to operations of $9.2 million with respect to asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated and whose estimated fair market value were zero; $7.3 million was utilized in fiscal 2002. During the year ended September 28, 2002, we reversed $2.5 million of restructuring charges, of which $1.9 million related to excess equipment and $600,000 related to shutdown of duplicative facilities, based on revised estimates obtained. The shutdown of the plants discussed above was completed in the fourth quarter of fiscal 2002.

      The following table sets forth for this restructuring plan for fiscal 2002 the beginning balance for such period for the four separate categories of restructuring expenses, the increases to operations for each category that occurred in fiscal 2002, and the amount of charges utilized with respect to each such restructuring cost category in fiscal 2002.

			Shutdown of	Write-off of
	Employee	Restructuring	Duplicate	Fixed
	Severance	Expenses	Facilities	Assets

	(in millions)
Balance at September 29, 2001	$4.0	$0.8	$31.4	$—
Charges to operations	5.8	—	4.7	7.3
Charges utilized	(7.7)	(0.8)	(14.8)	(7.3)

Balance at September 28, 2002	$2.1	$—	$21.3	$—

      Restructuring costs under EITF 95-3. The following table sets forth the restructuring charges under EITF 95-3 for fiscal 2002. The table shows the balance at the beginning of fiscal 2002 for the three separate categories of restructuring expenses, the increases to restructure liability for each category that occurred in fiscal 2002, and the amount of charges expended or utilized with respect to each such restructuring cost category in fiscal 2002.

	Employee	Shutdown Costs
	Severance	of Duplicative	Write-off
	Expenses	Facilities	Fixed Assets	Total

		(in thousands)
	Cash	Cash	Non-cash
Balance at September 29, 2001	$—	$—	$—	$—
Additions to restructuring accrual	104,161	36,078	23,724	163,963
Accrual utilized	(64,207)	(12,519)	(19,643)	(96,369)

Balance at September 28, 2002	$39,954	$23,559	$4,081	$67,594

      The following two sections separately present the additions to restructuring accrual and accrual utilized for each of the three restructuring categories set forth in the above table on an aggregate basis for fiscal 2002.

      December 2001 SCI Acquisition Restructuring. In December 2001, we acquired SCI in a purchase business combination. As part of the acquisition of SCI, we recorded an assumed liability, based on SCI management’s plan prior to the acquisition in accordance with EITF 94-3, for expected involuntary employee termination costs of approximately $7.4 million for 158 employee positions. As of September 28, 2002, we utilized approximately $5.5 million of these charges in connection with the termination of 100 employees during this period. We expect to terminate the remaining employees in the first half of our fiscal 2003. In fiscal 2002, we also incurred charges to restructure liability of $2.3 million related to plant consolidations and closures, of which $354,000 was paid during fiscal 2002.

      The following table shows for this restructuring plan the balance at the beginning of fiscal 2002 for the three separate categories of restructuring expenses, the additions to restructuring accrual for each category that occurred in fiscal 2002, and the accrual utilized with respect to each such restructuring cost category in fiscal 2002.

		Shutdown of
	Employee	Duplicative	Write-off of
	Severance	Facilities	Fixed Assets

	(in millions)
Balance at September 29, 2001	$—	$—	$—
Additions to restructuring accrual	7.4	2.3	—
Accrual utilized	(5.5)	(0.4)	—

Balance at September 28, 2002	$1.9	$1.9	—

      SCI Acquisition Restructuring. As part of the acquisition of SCI, we also recorded additions to restructuring accrual of $96.8 million consisting of planned involuntary employee termination costs. We utilized $58.7 million in charges with respect to the termination of 6,446 employees during fiscal 2002. The involuntary employee terminations are expected to be completed by the first half of fiscal 2003. We also incurred additions to restructuring accrual of $39.1 million with respect to restructuring costs related to lease payments for permanently vacated properties and other costs, approximately $5.3 million of which were later reversed in that period due to a change in customer requirements, and utilized approximately $12.1 million of these charges during fiscal 2002. We recorded additions to restructuring accrual of $23.7 million of asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated, of which $19.6 million were utilized in fiscal 2002. The closing and consolidation of the plants discussed above are expected to be completed by December 2002. The following table shows for this restructuring plan the balance at the beginning of fiscal 2002 for the three separate categories of restructuring expenses, the additions to restructuring accrual for each category that occurred in fiscal 2002, and the amount of accrual utilized with respect to each such restructuring cost category in fiscal 2002.

		Shutdown of
	Employee	Duplicative	Write-off of
	Severance	Facilities	Fixed Assets

	(in millions)
Balance at September 29, 2001	$—	$—	$—
Additions to restructuring accrual	96.8	33.8	23.7
Accrual utilized	(58.7)	(12.1)	(19.6)

Balance at September 28, 2002	$38.1	$21.7	$4.1

      October 2002 Restructuring. We continue to rationalize manufacturing facilities and headcount to better scale capacity to current market and operating conditions. In connection therewith, we will incur additional restructuring charges in fiscal year 2003 and 2004 pursuant to our phase two restructuring plan under which we expect to incur up to approximately $200.0 million of restructuring costs. We expect that approximately 55% of the costs will be cash and 45% will be non-cash.

      Operating Expenses, Excluding Certain Costs. Excluding goodwill impairment and write down of long-lived assets, merger and integration costs and restructuring costs, fiscal 2002 operating expenses as a percentage of net sales were 3.3%, down from 6.6% for fiscal 2001 and 6.1% for fiscal 2000. The decrease in fiscal 2002 was due to a higher revenue base in fiscal 2002, lower fiscal 2002 amortization expense resulting from the adoption of SFAS No. 142, and management’s commitment to realign resources to reflect market demand and sales volumes. The increase in operating expenses as a percentage of net sales in fiscal 2001 over fiscal 2000 was primarily due to a lower base of revenues.

      Other Income (Expense), Net. Other income (expense), net was $(50.7) million in fiscal 2002, $19.3 million in fiscal 2001 and $(11.5) million in fiscal 2000. The decrease in other income (expense), net, in 2002 compared with fiscal 2001 was due to a decrease in interest income of approximately $47.0 million, an increase in interest expense of approximately $42.6 million and an increase in other income of approximately $19.6 million. Interest income was lower in fiscal 2002 due to a decline in short-term investments and average interest rates realized in fiscal 2002 compared to fiscal 2001. Interest expense in fiscal 2002 increased from fiscal 2001 primarily due to additional borrowings in fiscal 2002 assumed from SCI and incurred to repay debt required to be repaid upon a change in control. Other income (expense) in fiscal 2002 consists primarily of a gain on the early repayment of debt of $54.5 million, offset by a charge for the write down of certain cost basis investments of $23.3 million. In the fourth quarter of fiscal 2002, as a result of a periodic review of the value of our investments in private companies, management determined that the carrying amount of certain investments was not recoverable and, accordingly, wrote off the investments. There can be no assurance that write downs of the remaining investments, totaling $21.1 million as of September 28, 2002, will not occur in the future.

      For fiscal 2001, the increase in other income (expense), net, was largely due to interest received from additional cash flows from operations and equity offerings, the issuance of convertible debt and the retirement of subordinated notes, as well as a fiscal 2000 loss on early extinguishment of debt of $8.0 million which did not recur in 2001. In fiscal 2000, we were required to offer to redeem $198.9 million of the Hadco 9 1/2% Senior Subordinated Notes due 2008, or the 9 1/2% Notes, according to the terms in the change of control provision when we acquired Hadco. In August 2000, we redeemed $187.9 million of the outstanding 9 1/2% Notes. The redemption was at 101% of the principal amount of the notes, and the redemption premium and the deferred debt costs on the notes totaled $8.0 million, which is classified as other expense for fiscal 2000. The remaining notes were repurchased in fiscal 2002 resulting in insignificant losses classified as other expense.

     Provision (Benefit) for Income Taxes

      Our effective tax rate was (4.2)% during fiscal 2002, 51.2% during fiscal 2001 and 40.0% during fiscal 2000. The effective tax rate for fiscal 2002 was lower than in prior periods primarily due to the impact of the goodwill impairment charge, a significant portion of which is nondeductible for tax purposes. Excluding the effects of goodwill impairment and restructuring charges, the effective tax rate for fiscal 2002 was approximately 33%, consistent with statutory rates. The effective tax rate for 2001 was higher than 2000 and statutory rates largely due to the effects of significant non-deductible charges related to the acquisition of Segerström and the write off of non-deductible goodwill.

Liquidity and Capital Resources

      Cash, cash equivalents and short-term investments were $1.2 billion at September 28, 2002 and $1.4 billion at September 29, 2001. During fiscal 2002, cash flow from operating activities and proceeds from credit facilities were used mainly for payments on long-term debt and repurchases of convertible debt, for business acquisitions and for repurchases of our common stock.

      We generated cash from operating activities of $823.3 million during fiscal 2002, $401.5 million during fiscal 2001, and $89.2 million during fiscal 2000. Cash provided by operating activities in fiscal 2002 was primarily generated by decreases in inventory and accounts receivable, offset by decreases in current liabilities and an amendment to our asset securitization program resulting in a change in the accounting treatment of the receivables comprising the borrowing base from sale accounting to a secured borrowing. Working capital was $2.1 billion at September 28, 2002 and $2.1 billion at September 29, 2001. Cash generated from operating activities in 2001 was primarily the result of decreases in accounts receivable and inventory, offset by decreases in accounts payable and other accrued liabilities and income tax accounts.

      Cash provided by (used for) investing activities was $305.3 million during fiscal 2002, $(845.4) million during fiscal 2001, and $(358.0) million during fiscal 2000. During fiscal 2002, we received $1.2 billion from maturities of short-term investments. This cash inflow was offset by payments of $488.7 million for purchases of short-term investments, $319.9 million for acquired businesses and $93.0 million for purchases of property, plant and equipment. During fiscal 2001, we paid approximately $2.3 billion for short-term and long-term investments and capital equipment. Additionally, we paid $71.7 million in cash for acquired businesses. These payments were offset by $1.5 billion of proceeds received from maturities of short-term investments and $4.0 million of proceeds received from the sale of fixed assets. For fiscal 2000, we paid approximately $522.0 million for short-term and long-term investments as well as capital equipment. Additionally, we paid approximately $202.7 million in cash for acquired businesses. These payments were offset by maturities of $366.7 million in short-term investments.

      Net cash provided by (used for) financing activities was $(633.8) million during fiscal 2002, $22.3 million during fiscal 2001 and $1.1 billion during fiscal 2000. During fiscal 2002, we made payments on long-term debt totaling $2.1 billion and used cash of $125.5 million for repurchases of convertible notes, as well as repurchases of our common stock of $116.3 million. These payments were offset by proceeds from credit facilities of $1.6 billion. Net cash provided by financing activities during fiscal 2001 was $22.3 million and consisted primarily of $57.2 million of proceeds from sales of common stock under our employee stock purchase plan and upon exercise of stock options and $8.5 million of proceeds from other debt financing. These were offset by repayments of long-term debt and liabilities of $18.5 million and repurchases of our common stock of $24.9 million. Net cash provided by financing activities during fiscal 2000 was $1.1 billion and consisted primarily of $734.9 million in proceeds received from the issuance of convertible subordinated notes, $623.8 million of proceeds from sales of common stock, including the February 2000 offering of 19.1 million shares of common stock, and $68.7 million from the proceeds of other debt financing. These amounts were offset by $305.0 million of debt retirements related to the Hadco line of credit, the 9 1/2% Notes and other debt relating to leases and other maturities.

      We are party to an asset securitization agreement which gives us the option to periodically transfer undivided percentage ownership interests in a revolving pool of eligible accounts receivable to conduit and bank purchasers. We amended this agreement in March 2002 to decrease the commitment thereunder from $300.0 million to $200.0 million and to suspend the commitments thereunder. In connection with the amendment, during the second quarter of fiscal 2002, we paid net cash of $211.0 million to the third-party purchasers of accounts receivable under the asset securitization agreement to repurchase previously sold accounts receivable, and the agreement became inactive. The net cash from the sale and repurchase of the accounts receivable is reflected as cash used by operating activities in the consolidated statements of cash flows appearing elsewhere in this annual report on Form 10-K.

      In July 2002, we amended and renewed our receivables securitization agreement. In the fourth quarter of fiscal 2002, the full $200.0 million available under the amended program was used to pay down a portion of our 364-day revolving credit facility. The net accounts receivable sold under the program are included in the accounts receivable balance and the associated debt has been recorded as current portion of long-term debt on the consolidated balance sheet. Accordingly, proceeds from the receivables securitization agreement of $200.0 million in the fourth quarter of fiscal 2002 are reflected as financing activities, specifically proceeds from credit facilities in the consolidated statements of cash flows. As of September 28, 2002, the receivables securitization program was fully utilized. The receivables securitization agreement has a scheduled termination date in July 2003. However, the facility will be terminated on January 1, 2003 if not terminated earlier by us.

      In December 2001, we entered into a $250.0 million 364-day revolving credit facility and a $500.0 million three-year revolving credit facility with a syndicate of banks. At September 28, 2002, approximately $350.0 million was available for borrowing under these facilities. The revolving credit facilities contain covenants that require us to maintain minimum tangible net worth and ratios for interest coverage and leverage. The net worth covenant requires a minimum tangible net worth relative to our tangible net worth beginning March 31, 2002. The interest coverage ratio requires a minimum ratio of adjusted operating income for the four fiscal quarters ending on the date of determination to cash interest expense for the same period. The leverage ratio requires a minimum ratio of consolidated total debt to consolidated capitalization. As of September 28, 2002 we were in compliance with these covenants. Approximately $600.0 million from the proceeds of loans under these facilities, together with approximately $385.0 million of cash on hand was used to repay certain indebtedness of SCI, a majority of which became due and payable pursuant to change of control provisions in connection with our acquisition of SCI. The principal amounts outstanding under the 364-day and three-year facilities were zero and $400.0 million, respectively, at September 28, 2002. The 364-day revolving credit agreement terminated in accordance with its terms on December 4, 2002.

      During the fourth quarter of fiscal 2002, we repurchased approximately $58.9 million aggregate principal amount outstanding of our 4 1/4% Notes and approximately $150.0 million aggregate principal amount outstanding of our Zero Coupon Debentures through open market transactions.

      In August 2000, we redeemed $187.9 million of the outstanding 9 1/2% Notes. The redemption premium and deferred debt costs related to the 9 1/2% Notes totaled $8.0 million and is classified as other expense for fiscal 2000. The remaining notes were repurchased in fiscal 2002 resulting in insignificant losses classified as other expense.

      On September 12, 2002, Standard & Poor’s Ratings Services reported that our corporate credit and senior secured bank loan ratings were “BB” and our subordinated note ratings were “B+.” Standard & Poor’s noted that our ratings outlook is “negative.” On October 7, 2002, Moody’s Investors Service reported that our senior implied rating was “Ba2,” our senior unsecured issuer rating was “Ba3” and our subordinated note rating was “Ba3.” Moody’s also noted that our ratings outlook is “negative.”

      The aggregate principal amount of outstanding long-term debt maturing during each of our next five fiscal years and thereafter, including capital lease obligations, assuming no redemption requests by noteholders, is as follows as of September 28, 2002:

Fiscal Year Ending
(in thousands)
2003	$265,899
2004	293,204
2005	405,331
2006	8,535
2007	567,656
Thereafter	700,605

Total	$2,241,230

      In addition to approximately $400.0 million aggregate principal amount outstanding of long-term debt due in 2005, we will also be required to repurchase up to $706.4 million principal amount of Zero Coupon Debentures if submitted for repurchase by the holders of these debentures at their option on the repurchase date of September 12, 2005.

      We lease facilities under operating leases expiring at various dates through 2021. We are responsible for utilities, maintenance, insurance and property taxes under the leases. Future minimum lease payments required to be made during each of our next five fiscal years and thereafter under operating leases are as follows:

Fiscal Year Ending
(in thousands)
2003	$42,669
2004	34,487
2005	24,517
2006	17,697
2007	14,217
Thereafter	32,562

Total	$166,149

      In fiscal 1999, we entered into an operating lease agreement for facilities in San Jose, California, which house our corporate headquarters and certain of our assembly operations. Under this agreement with a bank, the bank is the owner of the land and buildings for accounting purposes. Management has determined that the lease facility originally met, and continues to meet, the criteria for off-balance sheet treatment and therefore we account for the lease facility as an operating lease. The obligations under this operating lease are disclosed in aggregate with other operating leases in the table above. In fiscal 2002, we amended the lease and related participation agreement to accelerate the maturity date from November 16, 2003, to December 19, 2002. As a result, we will be required to purchase the land and improvements subject to the lease on December 19, 2002, for approximately $52.9 million. The lease agreement and related participation agreement contain certain covenants, which require us to maintain certain ratios for tangible net worth and fixed charge coverage ratio. As of September 28, 2002, we were in compliance with, or had obtained waivers for, these covenants. In connection with this transaction, we pledged $52.9 million of cash and investments as collateral for certain obligations under the lease. The pledged cash and investments are classified in long-term investments and will be available on the maturity date of December 19, 2002 to fund the purchase of the leased property which we expect to occur on that date.

Ongoing Acquisition Initiatives

      Consistent with past practices and in the normal course of business, we are engaged in ongoing discussions concerning several possible acquisitions in industries in which we currently operate. These acquisitions are of widely varying sizes, including single or multiple facilities, transactions with OEMs in which we acquire operations being divested by them, and corporate acquisitions. Consistent with our acquisition strategy, we are generally focusing on OEM divestiture transactions involving EMS or related activities in which we can augment existing strategic customer relationships or build new relationships. We are currently in discussions at an advanced stage regarding certain of these acquisition opportunities. The possible purchase price of these opportunities under discussion range from $10.0 to $175.0 million. We would expect that any of these acquisitions, if completed, would be funded from our then existing cash balances rather than funded by a separate financing. Certain of these acquisition opportunities are with large existing customers, and successful completion of any of these opportunities with an existing customer would likely increase the percentage of our overall revenues derived from that customer. We do not currently have any definitive agreement or arrangement with respect to any material potential acquisition opportunity. Moreover, there can be no assurance that any of these discussions will result in a definitive purchase agreement and, even if they do, we can not predict the terms or timing of any such agreement. In addition, definitive purchase agreements, if any, may be subject to a number of closing conditions which may not be satisfied.

      Our future needs for financial resources include increases in working capital to support anticipated sales growth, investments in manufacturing facilities and equipment, and repayments of outstanding indebtedness. We expect fiscal 2003 purchases of property, plant and equipment to decline slightly from those in fiscal 2002. We have evaluated and will continue to evaluate possible business acquisitions. These possible business acquisitions could require substantial cash payments. Additionally, we anticipate incurring additional expenditures in connection with the integration of our recently acquired businesses and our restructuring activities.

      We believe that our existing cash resources, together with cash generated from operations, will be sufficient to meet our working capital requirements through at least the next 12 months. Should demand for our products decrease over the next 12 months the available cash provided by operations could be negatively impacted. Management is currently exploring alternatives to address our long-term liquidity needs. The alternatives being considered include, but are not limited to, refinancing or restructuring a portion of our existing debt obligations through a variety of possible financing alternatives. We cannot assure you that we will be able to refinance or restructure our existing debt obligations on favorable terms, if at all. We may also seek to raise additional capital through the issuance of either debt or equity securities. Debt financing may require us to pledge assets as collateral and comply with financial ratios and covenants. Equity financing may result in dilution to stockholders.

Related Party Transactions

      During fiscal 2002, a member of our Board of Directors and the Secretary of our Board of Directors were members of the law firm of Wilson Sonsini Goodrich & Rosati, Professional Corporation, Palo Alto, California (“WSGR”), our outside legal counsel. We intend to retain WSGR as our legal counsel in fiscal 2003. We paid WSGR approximately $3.5 million in legal fees during the fiscal year ended September 28, 2002.

      Merger costs for the SCI acquisition included a payment of $13.1 million to Merrill Lynch & Co., whose former chairman of its Global Technology Investment Banking Group is a current member of our Board of Directors.

Effect of Recent Accounting Pronouncements

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. We are currently assessing the impact of SFAS No. 143 on our financial position, results of operations and cash flows.

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 supersedes

SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and amends APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. We adopted SFAS No. 144 on September 29, 2002 and there was no impact on our financial position, results of operations or cash flows.

      In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds FASB Statement No. 44 “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make certain technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002, with early adoption permitted and, in general, are to be applied prospectively. In the fourth quarter of fiscal 2002, we elected to apply the provisions of SFAS No. 145 related to the rescission of SFAS No. 4. Accordingly, gains or losses resulting from the early retirement of debt during fiscal 2002 have been reflected as other income (expense) on the accompanying consolidated statements of operations. Gains or losses for prior periods previously reflected as extraordinary items have been reclassified to other income (expense) in accordance with SFAS No. 145.

      In July 2002, the Financial Accounting and Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement revises the rules as to how companies account for exit and disposal activities under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity.” Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Earlier adoption is encouraged. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a company previously recorded under EITF Issue 94-3 are grandfathered. We are currently assessing the impact of SFAS No. 146 on our financial position, results of operations and cash flows as well as timing of its adoption.

Quarterly Results (Unaudited)

      The following table contains selected unaudited quarterly financial data for the eight fiscal quarters in the period ended September 28, 2002. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not be considered indicative of the results to be expected from any future period. In June

1998, March 2000 and January 2001, we effected a two-for-one stock split in the form of a stock dividend. Accordingly, all share and per share data in the table has been adjusted to retroactively reflect the stock splits.

	First	Second	Third	Fourth
2002(2)	Quarter	Quarter	Quarter	Quarter(1)

	(in thousands, except percentages and per share amounts)
Net sales	$1,130,461	$2,411,241	$2,617,626	$2,602,302
Gross profit	53,107	102,182	109,326	110,085
Gross margin	4.70%	4.24%	4.18%	4.23%
Operating income (loss)	(63,050)	(29,573)	17,856	(2,689,417)
Operating margin (loss)	(5.58)%	(1.23)%	0.68%	(103.35)%
Net loss	$(45,223)	$(39,314)	$(4,994)	$(2,607,222)

Basic net loss per share	$(0.12)	$(0.08)	$(0.01)	$(5.10)

Diluted net loss per share	(0.12)	(0.08)	(0.01)	(5.10)

	First	Second	Third	Fourth
2001	Quarter	Quarter	Quarter	Quarter

	(in thousands, except percentages and per share amounts)
Net sales	$1,485,571	$1,191,138	$776,602	$600,737
Gross profit	262,898	193,275	96,371	(11,075)
Gross margin	17.7%	16.2%	12.4%	(1.8)%
Operating income (loss)	179,721	93,557	44,662	(254,467)
Operating margin (loss)	12.1%	7.9%	5.8%	(42.4)%
Net income (loss)	$115,951	$62,245	$30,097	$(167,847

Basic net income (loss) per share	$0.37	$0.20	$0.09	$(0.52)

Diluted net income (loss) per share	$0.34	$0.19	$0.09	$(0.52)

(1)	Includes goodwill impairment loss of $2.7 billion.

(2)	On December 6, 2001, we acquired SCI in a purchase business combination. The consolidated financial statements include the operating results of SCI from December 3, 2001, the accounting period close nearest to the acquisition date of December 6, 2001.

Factors Affecting Operating Results

If the markets for our customers’ products decline further, or improve at a slower pace than we anticipate, demand for our services may be adversely affected and, therefore, our operating results could be adversely affected.

      As a result of the downturn in the electronics industry, in general, and the communications sector in particular, demand for our manufacturing services has declined significantly. The decrease in demand for manufacturing services by OEMs has resulted primarily from reduced capital spending by communications service providers. Until the recent downturn in the communications sector, we had depended on OEMs in this sector for a significant portion of our net sales and earnings. Consequently, our operating results have been adversely affected as a result of the deterioration in the communications market and the other markets that we serve. After giving effect to the acquisition of SCI, our pro forma net sales for fiscal 2002 declined to $10.0 billion when compared to our pro forma net sales for fiscal 2001 of $12.7 billion. If capital spending in the end markets we serve continues to decline or if these markets do not improve, or improves at a slower pace than we anticipate, our revenue and profitability will continue to be adversely affected.

      We cannot accurately predict future levels of demand for our customers’ electronics products. As a result of this uncertainty, we cannot accurately predict if and when the electronics industry, and in particular the communications sector, will improve. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows.

If demand for our higher-end, higher margin manufacturing services does not improve, our future gross margins and operating results may be lower than expected.

      Before the recent economic downturn in the communications sector, sales of our services to OEMs in this sector accounted for a substantially greater portion of our net sales and earnings than in recent periods. As a result of reduced sales to OEMs in the communications sector, our gross margins have declined because the services that we provided to these OEMs often were more complex, thereby generating higher margins, than those that we provided to OEMs in other sectors of the electronics industry. For example, communications OEMs often required us to manufacture printed circuit boards with more than 20 layers. In addition, a greater percentage of our net sales in recent periods has been derived from sales of personal computers. Margins on personal computers are typically lower than margins that we have historically realized in communication products. Personal computer OEMs are continuing to seek price decreases from us and other EMS companies and competition for this business remains intense. This price competition could adversely affect our gross margins. If demand for our higher-end, higher margin manufacturing services does not improve in the future, our gross margins and operating results in future periods may be lower than expected.

Our operating results are subject to significant uncertainties.

      Our operating results are subject to significant uncertainties, including the following:

•	economic conditions in the electronics industry;

•	the timing of orders from major customers;

•	the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor;

•	the mix of products ordered by and shipped to major customers as high volume and low complexity manufacturing services typically have lower gross margins than more complex and lower volume services;

•	the degree to which we are able to utilize our available manufacturing capacity;

•	our ability to effectively plan production and manage our inventory and fixed assets;

•	pricing and other competitive pressures;

•	seasonality in customers’ product requirements;

•	fluctuations in component prices;

•	component shortages, which could cause us to be unable to meet customer delivery schedules; and

•	new product development by our customers.

      A significant portion of our operating expenses is relatively fixed in nature, and planned expenditures are based, in part, on anticipated orders, which are difficult to estimate because of the current downturn in the electronics industry. If we do not receive anticipated orders as expected, our operating results will be adversely impacted. Moreover, our ability to reduce our costs as a result of current or future restructuring efforts may be limited because consolidation of operations can be costly and a lengthy process to complete.

We generally do not obtain long-term volume purchase commitments from customers, and, therefore, cancellations, reductions in production quantities and delays in production by our customers could adversely affect our operating results.

      We generally do not obtain firm, long-term purchase commitments from our customers. Customers may cancel their orders, reduce production quantities or delay production for a number of reasons. Many of our customers recently have experienced significant decreases in demand for their products and services. The uncertain economic conditions in several of the markets in which our customers operate have prompted some of our customers to cancel orders, delay the delivery of some of the products that we manufacture or place purchase orders for fewer products than we previously anticipated. Even when our customers are contractually obligated to purchase products from us, we may be unable or, for other business reasons, choose not to enforce our contractual rights. Cancellations, reductions or delays of orders by customers would:

•	adversely affect our operating results by reducing the volumes of products that we manufacture for our customers;

•	delay or eliminate recoupment of our expenditures for inventory purchased in preparation for customer orders; and

•	lower our asset utilization, which would result in lower gross margins.

      In addition, customers may require that we transfer the manufacture of their products from one facility to another to achieve cost reductions and other objectives. These transfers may result in increased costs to us due to resulting facility downtime or less than optimal utilization of our manufacturing capacity.

We rely on a small number of customers for a substantial portion of our net sales, and declines in sales to these customers could adversely affect our operating results.

      Sales to our 10 largest customers accounted for 65.8% of our net sales on a pro forma basis after giving effect to the acquisition of SCI for fiscal 2002. For fiscal 2002, our two largest customers, IBM and HP, accounted for approximately 18.0% and 15.8% of our net sales, respectively. We depend upon the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycles, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer, would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would adversely affect our operating results.

If our business does not improve or declines, we may further restructure our operations, which may adversely affect our financial condition and operating results.

      In recent periods, we have announced two major restructuring plans as a result of the slowdown in the global electronics industry and the worldwide economy, as well as in connection with a number of our acquisitions. Prior to the end of fiscal 2002, we announced a phase one restructuring plan which contemplated aggregate cash and non-cash restructuring costs totaling approximately $730.0 million, of which $270.1 million had been incurred and recorded as restructuring costs in fiscal 2001 and 2002, $249.8 million of which had been incurred and utilized by SCI prior to our merger with them, and $160.9 million of which had been incurred and recorded as a liability and included in the cost of acquiring SCI prior to the end of fiscal 2002. We expect to incur the remaining balance of $49.2 million of restructuring costs pursuant to this plan in the first half of fiscal 2003. We also incurred net restructuring costs of $15.4 million in fiscal 2001 pursuant to other smaller scale restructuring initiatives announced prior to phase one. In October 2002, we announced a phase two restructuring plan, which was approved by management in the fourth quarter of fiscal 2002, of up to $250.0 million of both cash and non-cash restructuring charges as a result of the continued slowdown in the EMS industry, of which $45.5 million had been incurred and recorded as restructuring costs in fiscal 2002 and $3.1 million of which had been incurred and recorded as a liability and included in the cost of acquiring SCI prior to the end of fiscal 2002. We expect to incur up to approximately $200.0 million of restructuring costs pursuant to this new phase two restructuring plan in future periods. We cannot be certain as to the actual amount of these restructuring charges or the timing of their recognition for financial reporting purposes. We may need to take additional restructuring charges in the future if our business does not improve or declines or if the expected benefits of recently completed and currently planned restructuring activities do not materialize. These benefits may not materialize if we incur unanticipated costs in closing facilities or transitioning operations from closed facilities to other facilities or if customers cancel orders as a result of facility closures. If we are unsuccessful in implementing our restructuring plans, we may experience disruptions in our operations and higher ongoing costs, which may adversely affect our operating results.

If we are unable to purchase the operations of electronics industry OEMs or negotiate favorable long-term supply agreements with the divesting OEMs, our business may be adversely affected.

      To continue to expand our business, we expect to pursue opportunities to acquire operations being divested by OEMs. We expect that competition for these divestiture transactions among EMS companies will be intense because these transactions typically enable the acquirer to enter into significant long-term supply arrangements with the divesting OEM. The pricing of manufacturing services in OEM divestiture transactions may be less favorable to us than in typical contractual relationships because of the long-term nature of these supply arrangements or an OEM’s desire to reduce manufacturing costs. In addition, because these transactions often involve existing customers, they can present difficult managerial and organizational challenges, particularly with respect to excess inventory, excess capacity and other aspects of our customer relationships. If we enter into new OEM asset divestiture transactions, our gross and operating margins may be reduced as a result of both the pricing structure as well as costs associated with excess inventory and capacity. Our future operating results could be adversely affected if we do not obtain a significant portion of the divestiture transactions that we pursue.

We are subject to intense competition in the EMS industry, and our business may be adversely affected by these competitive pressures.

      The EMS industry is highly competitive. We compete on a worldwide basis to provide electronics manufacturing services to OEMs in the communications, high-end computing, personal computing, aerospace and defense, medical, industrial controls and multimedia sectors. Our competitors include major global EMS providers such as Celestica, Inc., Flextronics International Ltd., Jabil Circuit, Inc., and Solectron Corporation, as well as smaller EMS companies that often have a regional or product, service or industry specific focus. Some of these companies have greater manufacturing and financial resources than we do. We also face competition from current and potential OEM customers, who may elect to manufacture their own products internally rather than outsource the manufacturing to EMS providers.

      We expect competition to intensify further as more companies enter markets in which we operate and the OEMs we serve continue to consolidate. To remain competitive, we must continue to provide technologically advanced manufacturing services, high quality service, flexible and reliable delivery schedules, and competitive prices. Our failure to compete effectively could adversely affect our business and results of operations.

Consolidation in the electronics industry may adversely affect our business.

      In the current economic climate, consolidation in the electronics industry may increase as companies combine to achieve further economies of scale and other synergies. Consolidation in the electronics industry could result in an increase in excess manufacturing capacity as companies seek to divest manufacturing operations or eliminate duplicative product lines. Excess manufacturing capacity has increased, and may continue to increase, pricing and competitive pressures for the EMS industry as a whole and for us in particular. Consolidation could also result in an increasing number of very large electronics companies offering products in multiple sectors of the electronics industry. The significant purchasing power and market power of these large companies could increase pricing and competitive pressures for us. If one of our customers is acquired by another company that does not rely on us to provide services and has its own production facilities or relies on another provider of similar services, we may lose that customer’s business. Any of the foregoing results of industry consolidation could adversely affect our business.

Our failure to comply with applicable environmental laws could adversely affect our business.

      We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous substances and wastes in the ordinary course of our manufacturing operations. We also are subject to laws and regulations governing the recyclability of products, the materials that may be included in products, and the obligations of a manufacturer to dispose of these products after end users are done using them. If we violate environmental laws, we may be held liable for damages and the costs of remedial actions and may be subject to revocation of permits necessary to conduct our businesses. We cannot assure you that we will not violate environmental laws and regulations in the future as a result of our inability to obtain permits, human error, equipment failure or other causes. Any permit revocations could require us to cease or limit production at one or more of our facilities, which could adversely affect our business, financial condition and operating results. Although we estimate our potential liability with respect to violations or alleged violations and reserve for such liability, we cannot assure you that any reserves will be sufficient to cover the actual costs that we incur as a result of these violations or alleged violations. Our failure to comply with applicable environmental laws and regulations could limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

      Over the years, environmental laws have become, and in the future may become, more stringent, imposing greater compliance costs and increasing risks and penalties associated with violations. We operate in several environmentally sensitive locations and are subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes in or restrictions on discharge limits, emissions levels, permitting requirements and material storage or handling could require a higher than anticipated level of operating expenses and capital investment or, depending on the severity of the impact of the foregoing factors, costly plant relocation.

      We are potentially liable for contamination at our current and former facilities, including those of the companies we have acquired. We have been named as a potentially responsible party at several contaminated disposal sites as a result of the past disposal of hazardous waste by us or companies we have acquired. We cannot assure you that liabilities relating to contaminated sites and past disposal activities will not adversely affect our business and operating results in the future.

Our key personnel are critical to our business, and we cannot assure you that they will remain with us.

      Our success depends upon the continued service of our executive officers and other key personnel. Generally, these employees are not bound by employment or non-competition agreements. We cannot assure you that we will retain our officers and key employees, particularly our highly skilled design, process and test engineers involved in the manufacture of existing products and development of new products and processes. The competition for these employees is intense. In addition, if Jure Sola, co-chairman and chief executive officer, Randy Furr, president and chief operating officer, or one or more of our other executive officers or key employees, were to join a competitor or otherwise compete directly or indirectly with us or otherwise be unavailable to us, our business, operating results and financial condition could be adversely affected.

We are subject to risks arising from our international operations.

      We conduct our international operations in Asia, Latin America, Canada and Europe and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated approximately 55.8% of our net sales from non-U.S. operations during fiscal 2002, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

•	the imposition of government controls;

•	export license requirements;

•	political and economic instability;

•	trade restrictions;

•	changes in tariffs;

•	labor unrest and difficulties in staffing;

•	coordinating communications among and managing international operations;

•	fluctuations in currency exchange rates;

•	increases in duty rates;

•	earnings expatriation restrictions;

•	difficulties in obtaining export licenses;

•	misappropriation of intellectual property; and

•	constraints on our ability to maintain or increase prices.

      To respond to competitive pressures and customer requirements, we may further expand internationally in lower cost locations, particularly in Asia, Eastern Europe and Latin America. If we pursue expansion in these locations, we may incur additional capital expenditures. We cannot assure you that we will realize the anticipated strategic benefits of our international operations or that our international operations will contribute positively to, and not adversely affect, our business and operating results.

We may encounter difficulties completing or integrating our acquisitions and expanding our operations, which could adversely affect our operating results.

      For the past several years, we have pursued a strategy of growth through acquisitions. These transactions have involved acquisitions of entire companies and acquisitions of selected assets from electronics industry OEMs. These assets typically consist primarily of equipment, inventory and, in certain cases, facilities or facility leases. OEM asset divestiture transactions also typically involve our entering into new supply agreements with OEMs. Acquisitions and other expansion of our operations may involve difficulties, including:

•	integrating acquired operations and businesses;

•	allocating management resources;

•	scaling up production and coordinating management of operations at new sites;

•	managing and integrating operations in geographically dispersed locations;

•	maintaining customer, supplier or other favorable business relationships of acquired operations and restructuring or terminating unfavorable relationships;

•	integrating the acquired company’s systems into our management information systems;

•	addressing unforeseen liabilities of acquired businesses;

•	lack of experience operating in the geographic market or industry sector of the business acquired;

•	improving and expanding our management information systems to accommodate expanded operations; and

•	losing key employees of acquired operations.

      Any of these factors could prevent us from realizing the anticipated benefits of the acquisition or expansion, including operational synergies, economies of scale and increases in the value of our business. Our failure to realize the anticipated benefits of acquisitions or expansions could adversely affect our business and operating results.

      Future acquisitions may also result in dilutive issuances of equity securities, the incurrence of additional debt, restructuring charges relating to consolidation of operations and the creation of goodwill and other intangible assets that could result in amortization expense or impairment charges, any of which could adversely affect our operating results.

We may not successfully integrate SCI’s information technology systems.

      In December 2001, we acquired SCI. The remaining significant challenge to the integration of SCI’s business with ours involves transitioning SCI’s information technology systems to our enterprise management information systems. If we are unable to integrate SCI’s information technology systems as planned, our management’s attention may be diverted from the operation of our business, our operations would be disrupted and we may be unable to deliver products to our customers as planned, any of which would hinder implementation of our business plan, adversely affect our relationships with our customers and force us to incur unanticipated expenses.

If we are unable to protect our intellectual property or infringe or are alleged to infringe another person’s intellectual property, our operating results may be adversely affected.

      We rely on a combination of copyright, patent, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology. Our inability to protect our intellectual property rights could diminish or eliminate the competitive advantages that we derive from our proprietary technology.

      We may become involved in litigation in the future to protect our intellectual property or because others may allege that we infringe on their intellectual property. These claims and any resulting lawsuit could subject us to significant liability for damages and invalidate our proprietary rights. In addition, these lawsuits, regardless of their merits, likely would be time consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation alleging our infringement of a third-party’s intellectual property also could force us or our customers to:

•	stop producing products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property a license to sell the relevant technology, which license may not be available on reasonable terms, or at all; and

•	redesign those products or services that use the infringed technology.

We and the customers we serve are vulnerable to technological changes in the electronics industry.

      Our customers are primarily OEMs in the communications, high-end computing, personal computing, aerospace and defense, medical, industrial controls and multimedia sectors. These industry sectors, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. If our customers are unable to develop products that keep pace with the changing technological environment, our customers’ products could become obsolete, and the demand for our services could decline significantly. In addition, our customers may discontinue or modify products containing components that we manufacture, or develop products requiring new manufacturing processes. If we are unable to offer technologically advanced, easily adaptable and cost effective manufacturing services in response to changing customer requirements, demand for our services will decline. If our customers terminate their purchase orders with us or do not select us to manufacture their new products, our operating results could be adversely affected.

We may experience component shortages, which could cause us to delay shipments to customers and reduce our revenue and operating results.

      In the past from time to time, a number of components purchased by us and incorporated into assemblies and subassemblies produced by us have been subject to shortages. These components include application-specific integrated circuits, capacitors and connectors. Unanticipated component shortages have prevented us from making scheduled shipments to customers in the past and may do so in the future. Our inability to make scheduled shipments could cause us to experience a shortfall in revenue, increase our costs and adversely affect our relationship with the affected customer and our reputation generally as a reliable service provider. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. As a result, component shortages could adversely affect our operating results for a particular period due to the resulting revenue shortfall and increased manufacturing or component costs.

If we manufacture products containing design or manufacturing defects, or if our manufacturing processes do not comply with applicable statutory and regulatory requirements, demand for our services may decline and we may be subject to liability claims.

      We manufacture products to our customers’ specifications, and, in some cases, our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, medical devices that we manufacture, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the Food and Drug Administration. In addition, our customers’ products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or not in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in liability claims against us. The magnitude of such claims may increase as we expand our medical, automotive, and aerospace and defense manufacturing services because defects in medical devices, automotive components, and aerospace and defense systems could kill or seriously harm users of these products. Even if our customers are responsible for the defects, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Currently, we do not use derivative financial instruments in our investment portfolio. We invest in securities of high credit quality issuers and, by policy, limit the amount of principal exposure to any one issuer. We seek to ensure the safety and preservation of our invested principal funds by limiting default and market risk. We seek to mitigate default risk by investing in securities of high-credit quality issuers and by positioning our investment portfolio to respond to a significant reduction in a credit rating of any investment issuer, guarantor or depository. We seek to mitigate market risk by limiting the principal and investment term of funds held with any one issuer and by investing funds in marketable securities with active secondary or resale markets.

      The table below presents carrying amounts and related average interest rates by year of maturity for our investment portfolio as of September 28, 2002:

	2003	2004	Total

	(in thousands, except percentages)
Cash equivalents, short-term and long-term investments	$131,659	$55,089	$186,748
Average interest rate	4.43%	2.01%	3.72%

      We also have exposure to interest rate risk with certain variable rate revolving credit agreements. The table below presents carrying amounts and related average rates by year of maturity for our variable rate debt obligations as of September 28, 2002:

	2003	2004	2005	Total

	(in thousands, except percentages)
Revolving credit agreements with variable interest rate	$5,266	$—	$400,000	$405,266
Average interest rate	5.05%	—%	3.56%	3.58%

Foreign Currency Exchange Risk

      We transact business in foreign countries. Our primary foreign currency cash flow comes from certain European countries, Brazil, Canada and Asia. We enter into foreign exchange contracts to hedge certain of our assets and liabilities denominated in foreign currencies. These contracts generally have maturities of three months or less. At September 28, 2002, we had forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $159.7 million. Market value gains and losses on forward foreign exchange contracts are recognized in the consolidated statement of operations as offsets to the foreign exchange gains and losses on the hedged transactions. As of September 28, 2002, a net gain of approximately $400,000 had been recorded related to the contracts outstanding on that date.

Item 8.     Financial Statements and Supplementary Data

      The information required by this item is incorporated by reference to the financial statements included in “Part IV — Item 15(a)(1),” the financial statement schedule included in “Part IV — Item 15(a)(2)” and the selected quarterly financial data included in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Results (Unaudited).”

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      The Audit Committee of Sanmina-SCI’s Board of Directors annually considers and recommends to the Board of Directors the selection of Sanmina-SCI’s independent auditors. The Audit Committee is responsible for reporting to the Board of Directors regarding matters relating to the independent auditors.

      As recommended by Sanmina-SCI’s Audit Committee, Sanmina-SCI’s Board of Directors on April 18, 2002 decided to no longer engage Arthur Andersen LLP as Sanmina-SCI’s independent public accountants, effective after Arthur Andersen’s review of Sanmina-SCI’s financial results for the quarter ended March 30, 2002 and the filing of Sanmina-SCI’s Form 10-Q for such quarter, and further authorized the engagement of KPMG LLP to serve as Sanmina-SCI’s independent public accountants for fiscal 2002.

      Arthur Andersen’s reports on Sanmina-SCI’s consolidated financial statements for the past two years ended September 29, 2001 and September 30, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During Sanmina-SCI’s two most recent fiscal years and through May 17, 2002 there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on Sanmina-SCI’s consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

      Sanmina-SCI provided Arthur Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16.2 is a copy of Arthur Andersen’s letter, dated May 17, 2002, stating its agreement with such statements.

      During Sanmina-SCI’s two most recent fiscal years and through May 17, 2002, Sanmina-SCI did not consult KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Sanmina-SCI’s consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

      Information called for by Items 10, 11, 12 and 13 of Part III are incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2003 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in PART I of this report.

Item 14.     Controls and Procedures

      (a)     Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the chief executive officer and the chief financial officer of Sanmina-SCI have concluded that Sanmina-SCI’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by Sanmina-SCI in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b)     There were no significant changes in Sanmina-SCI’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and, therefore, there were no corrective actions taken.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     1. Financial Statements

      The following financial statements are filed as part of this report:

(a) 2. FINANCIAL STATEMENT SCHEDULE

      The following financial statement schedule of Sanmina-SCI Corporation is filed as part of this report on Form 10-K and should be read in conjunction with the Financial Statements of Sanmina-SCI Corporation included in this Item 15:

      Schedule II — Valuation and Qualifying Accounts

      Report of Independent Public Accountants on Financial Statement Schedule

      All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(a) 3. Exhibits

      Refer to (c) below.

(b) Reports on Form 8-K

      On August 13, 2002 Sanmina-SCI filed a Current Report on Form 8-K reporting an event under Item 5, Other Events and Regulation FD Disclosure.

(c) Exhibits

Exhibit
Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001
3.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.2	Amended and Restated Bylaws of the Registrant, dated December 7, 2001.
4.2(5)	Preferred Stock Rights Agreement, dated as of May 17, 2001 between the Registrant and Wells Fargo National Bank, Minnesota, N.A., including the form of Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C.
4.3(6)	Indenture dated July 22, 1999, between the Registrant and Wells Fargo Bank, N.A. as Trustee
4.4(7)	Indenture dated September 12, 2000, between the Registrant and Wells Fargo Bank, N.A. as Trustee.
4.5(8)	Subordinated Indenture dated March 15, 2000, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee (“Subordinated Indenture”).
4.5.1(9)	Supplemental Indenture No. 1 to the Subordinated Indenture, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee.
4.5.2	Supplemental Indenture No. 2 to the Subordinated Indenture, by and among SCI Systems, Inc., Sanmina Corporation, as Guarantor, and Bank One Trust Company, National Association, as Trustee.
10.2(10)	Amended 1990 Incentive Stock Plan.
10.3(11)	1993 Employee Stock Purchase Plan.
10.29(12)	1999 Stock Plan.
10.29.1	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.30(13)	1995 Director Option Plan.
10.31(14)	1996 Supplemental Stock Plan.
10.32(15)	Hadco Corporation 1998 Stock Plan, as Amended and Restated March 3, 1999.
10.33(16)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated July 1, 1998.
10.34(17)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated April 7, 1998.
10.35(18)	SCI Systems, Inc. 1994 Stock Option Incentive Plan.
10.36(19)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.37(20)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10.42(21)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.43(22)	Employment Agreement, dated July 13, 2001, between the Registrant, SCI Systems, Inc. and A. Eugene Sapp, Jr.
10.45(23)	Agreement and Plan of Reorganization, dated July 13, 2001 (as amended and restated), by and among the Registrant, Sun Acquisition Subsidiary, Inc. and SCI Systems, Inc.
10.46(24)	Credit Agreement (Multi-Year), dated as of December 6, 2001, by and among the Registrant, certain subsidiaries of Registrant, Bank of America, N.A. and several financial institutions (“Multi-Year Credit Agreement”).

Exhibit
Number	Description

10.46.1	Amendment Agreement to the Multi-Year Credit Agreement, dated as of June 21, 2002, by and among the Registrant, certain subsidiaries of Registrant, Bank of America, N.A. and several financial institutions.
10.47(25)	Credit Agreement (364-Day), dated as of December 6, 2001, by and among the Registrant, certain subsidiaries of Registrant, Bank of America, N.A. and several financial institutions (“364-Day Credit Agreement”).
10.47.1	Amendment Agreement to the 364-Day Credit Agreement, dated as of June 21, 2002, by and among the Registrant, certain subsidiaries of Registrant, Bank of America, N.A. and several financial institutions.
10.48	Third Amended and Restated Receivables Purchase Agreement, dated as of July 31, 2002, by and among the Registrant, SCI Funding, Inc., SCI Technology, Inc., Quincy Capital Corporation, Amsterdam Funding Corporation, Bank of America, N.A. and ABN Amro Bank, N.V. (“Third Amended and Restated Receivables Purchase Agreement”).
10.48.1	First Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of August 13, 2002, by and among the Registrant, SCI Funding, Inc., SCI Technology, Inc., Quincy Capital Corporation, Amsterdam Funding Corporation, Bank of America, N.A. and ABN Amro Bank, N.V.
10.48.2	Second Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of October 8, 2002, by and among the Registrant, SCI Funding, Inc., SCI Technology, Inc., Quincy Capital Corporation, Amsterdam Funding Corporation, Bank of America, N.A. and ABN Amro Bank, N.V.
10.49	Deferred Compensation Plan for Outside Directors.
10.50	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.50.1	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).
16.1(26)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated April 22, 2002.
16.2(26)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 17, 2002.
16.3(26)	Letter from Ernst & Young LLP to the Securities and Exchange Commission dated May 30, 2002.
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, independent public accountants.
99.1(27)	Sanmina-SCI Corporation Press Release issued April 18, 2002.
99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.

(3)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2001, filed with the SEC on December 21, 2001.

(4)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on August 10, 2001.

(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A filed with the SEC on May 25, 2001.

(6)	Incorporated by reference to Exhibit 25.1 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on July 30, 1999.

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on November 20, 2000.

(8)	Incorporated by reference to Exhibit 2.2 to SCI Systems, Inc.’s Registration Statement on Form 8-A12B, SEC File No. 001-12821, filed with the SEC on March 9, 2000.

(9)	Incorporated by reference to Exhibit 4.1 to SCI Systems, Inc.’s Report on Form 8-K, SEC File No. 001-12821, filed with the SEC on April 5, 2000.

(10)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K, SEC File No. 000-21272, filed with the SEC on December 29, 1994.

(11)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.

(12)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Report on Form S-8, filed with the SEC on May 25, 1999.

(13)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.

(14)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.

(15)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(16)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(17)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(18)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(19)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(20)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(21)	Incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.

(22)	Incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on August 10, 2001.

(23)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on August 10, 2001.

(24)	Incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002, filed with the SEC on May 13, 2002.

(25)	Incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002, filed with the SEC on May 13, 2002.

(26)	Incorporated by reference to Exhibit 16 to the Registrant’s Report on Form 8-K, filed with the SEC on April 23, 2002.

(27)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the SEC on April 23, 2002.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

Sanmina-SCI Corporation:

      We have audited the accompanying consolidated balance sheet of Sanmina-SCI Corporation and subsidiaries as of September 28, 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 15(a)2. These consolidated financial statements and related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audit. The accompanying consolidated balance sheet of Sanmina-SCI Corporation and subsidiaries as of September 29, 2001 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flow for each of the years in the two-year period ended September 29, 2001 and related financial statement schedule were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule in their report dated October 22, 2001.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanmina-SCI Corporation and subsidiaries as of September 28, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule for the year ended September 28, 2002, when considered in relation to the consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on September 30, 2001.

/s/ KPMG LLP

Mountain View, California

October 28, 2002

Sanmina-SCI is including in this Annual Report on Form 10-K, pursuant to Rule 2-02(e) of Regulation S-X, the prior year’s Report of Independent Public Accountants from the prior independent public accountants, Arthur Andersen LLP. This report was previously issued by Arthur Andersen LLP, for filing with our Annual Report on Form 10-K for fiscal 2001, and has not been reissued by Arthur Andersen LLP. This report refers to previous consolidated financial statements which are not included in the current filing (consisting of the consolidated balance sheet as of September 30, 2000 and the consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended October 2, 1999).

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

      We have audited the accompanying consolidated balance sheets of Sanmina-SCI Corporation (a Delaware Corporation) and subsidiaries as of September 29, 2001 and September 30, 2000 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 29, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

San Jose, California

October 22, 2001
(except with respect to the matters
discussed in Note 14, as to which the
date is December 6, 2001)

SANMINA-SCI CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of

	September 28,	September 29,
	2002	2001

	(in thousands,
	except per share data)
ASSETS:
Current assets:
Cash and cash equivalents	$1,064,534	$567,649
Short-term investments	99,140	820,742
Accounts receivable, net of allowances of $86,224 and $48,605 in 2002 and 2001, respectively	1,394,515	409,845
Inventories	1,123,016	503,822
Deferred income taxes — current	312,184	159,899
Income taxes receivable	33,591	93,107
Prepaid expenses and other	132,058	28,229

Total current assets	4,159,038	2,583,293

Property, plant and equipment, net	1,084,454	632,590
Goodwill and intangibles	2,148,827	294,397
Long-term investments	73,955	98,514
Deposits and other	51,783	31,537

Total assets	$7,518,057	$3,640,331

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$265,899	$15,800
Accounts payable	1,279,451	332,471
Accrued liabilities	366,500	98,132
Accrued payroll and related benefits	142,139	45,934

Total current liabilities	2,053,989	492,337

Long-term liabilities:
Long-term debt, net of current portion	1,975,331	1,218,608
Deferred income tax liability	17,184	60,998
Other	56,838	27,408

Total long-term liabilities	2,049,353	1,307,014

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000 shares, none outstanding	—	—
Common stock, $.01 par value, authorized 1,000,000 shares, outstanding 525,032 and 322,309 shares, respectively	5,254	3,224
Treasury stock, 18,880 and 3,490 shares, respectively, at cost	(190,261)	(45,892)
Additional paid-in capital	5,675,401	1,265,965
Accumulated other comprehensive loss	(10,305)	(13,696)
Retained earnings (deficit)	(2,065,374)	631,379

Total stockholders’ equity	3,414,715	1,840,980

Total liabilities and stockholders’ equity	$7,518,057	$3,640,331

See accompanying notes.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended

	September 28,	September 29,	September 30,
	2002	2001	2000

	(in thousands, except per share amounts)
Net sales	$8,761,630	$4,054,048	$4,239,102
Cost of sales	8,386,929	3,512,579	3,562,430

Gross profit	374,701	541,469	676,672

Operating expenses:
Selling, general and administrative	287,625	239,683	235,720
Amortization of goodwill and intangibles	5,757	26,350	23,545
Goodwill impairment and write down of intangible assets	2,670,000	40,308	8,750
Merger and integration costs	3,707	12,523	19,863
Restructuring costs	171,795	159,132	27,338

Total operating expenses	3,138,884	477,996	315,216

Operating income (loss)	(2,764,183)	63,473	361,456
Interest income	25,292	72,333	42,693
Interest expense	(97,833)	(55,218)	(46,796)
Other income (expense)	21,832	2,204	(7,382)

Other income (expense), net	(50,709)	19,319	(11,485)

Income (loss) before provision for income taxes	(2,814,892)	82,792	349,971
Provision (benefit) for income taxes	(118,139)	42,346	139,877

Net income (loss)	$(2,696,753)	$40,446	$210,094

Earnings (loss) per share: Basic	$(5.60)	$0.13	$0.69

Earnings (loss) per share: Diluted	$(5.60)	$0.12	$0.65

Shares used in computing per share amounts:
Basic	481,985	319,360	304,824
Diluted	481,985	330,229	337,350

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended

	September 28,	September 29,	September 30,
	2002	2001	2000

	(in thousands)
Net income (loss)	$(2,696,753)	$40,446	$210,094
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on investments	(4,748)	4,865	435
Foreign currency translation adjustment	6,918	(7,464)	(4,260)

Comprehensive income (loss)	$(2,694,583)	$37,847	$206,269

See accompanying notes.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and
	Additional
	Paid-in-Capital		Treasury Stock		Accumulated
					Other
	Number of		Number of		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Total

	(in thousands)
BALANCE AT OCTOBER 2, 1999	288,443	$497,426	—	—	$(3,334)	$392,363	$886,455
Exercise of common stock options	5,970	42,676	—	—	—	—	42,676
Issuance of common stock under employee stock purchase plan	2,860	33,934	—	—	—	—	33,934
Director and executive officer stock grants	62	1,331	—	—	—	—	1,331
Conversion of subordinated debt	146	2,373	—	—	—	—	2,373
Cumulative translation adjustment	—	—	—	—	(6,871)	—	(6,871)
Unrealized holding gain on investments	—	—	—	—	702	—	702
Income tax benefit of disqualified dispositions	—	54,186	—		—	—	54,186
Adjustment to conform year end of pooled entity	—	—	—	—	—	(6,265)	(6,265)
Sale of common stock	19,100	540,178	—	—	—	—	540,178
Net income	—	—	—	—	—	210,094	210,094

BALANCE AT SEPTEMBER 30, 2000	316,581	1,172,104	—	—	(9,503)	596,192	1,758,793
Exercise of common stock options	4,052	34,644	—	—	—	—	34,644
Issuance of common stock under employee stock purchase plan	1,627	22,567	—	—	—	—	22,567
Conversion of subordinated debt	49	3,059	—	—	—	—	3,059
Cumulative translation adjustment	—	—	—	—	(12,039)	—	(12,039)
Unrealized holding gain on investments	—	—	—	—	7,846	—	7,846
Income tax benefit of disqualified dispositions	—	36,815	—	—	—	—	36,815
Adjustment to conform year end of pooled entity	—	—	—	—	—	(5,259)	(5,259)
Repurchase of common stock	—	—	(3,490)	(45,892)	—	—	(45,892)
Net income	—	—	—	—	—	40,446	40,446

BALANCE AT SEPTEMBER 29, 2001	322,309	1,269,189	(3,490)	(45,892)	(13,696)	631,379	1,840,980
Exercise of common stock options	1,166	8,390	—	—	—	—	8,390
Issuance of common stock under employee stock purchase plan	882	8,812	—	—	—	—	8,812
Conversion of subordinated debt	118	1,771	—	—	—	—	1,771
Cumulative translation adjustment	—	—	—	—	10,809	—	10,809
Unrealized holding (loss) on investments	—	—	—	—	(7,418)	—	(7,418)
Income tax benefit of disqualified dispositions	—	2,000	—	—	—	—	2,000
Issuance of common stock for SCI merger	200,623	4,389,991	(1,552)	(48,969)	—	—	4,341,022
Issuance of common stock for Viking merger	390	4,000	—	—	—	—	4,000
Deferred compensation, net of amortization	—	(3,811)	—	—	—		(3,811)
Repurchase of common stock	—	—	(13,838)	(95,400)	—	—	(95,400)
Other, net	(456)	313	—	—	—	—	313
Net loss	—	—	—	—	—	(2,696,753)	(2,696,753)

BALANCE AT SEPTEMBER 28, 2002	525,032	$5,680,655	(18,880)	$(190,261)	$(10,305)	$(2,065,374)	$3,414,715

See accompanying notes.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	September 28,	September 29	September 30,
	2002	2001	2000

	(in thousands)
Cash Flows from operating activities:
Net income (loss)	$(2,696,753)	$40,446	$210,094
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Adjustment to conform year end of pooled entities	—	(5,259)	(6,265)
Depreciation and amortization	249,572	180,793	165,220
Restructuring costs	99,585	99,953	714
Provision (benefit) for doubtful accounts	(1,421)	29,727	15,974
Deferred income taxes	27,682	(73,725)	(47,788)
Tax benefit of disqualified dispositions	2,000	36,815	54,186
(Gain) loss on disposal of property and equipment	9,322	3,675	(63)
(Gain) loss from investment in 50% or less owned companies	4,512	—	—
(Gain) loss from repurchase of convertible notes	(54,493)	—	—
Write-off of cost method investments	23,284	—	—
Goodwill impairment and write down of intangible assets	2,670,000	40,308	8,750
Other, net	4,752	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	114,747	269,206	(341,637)
Account receivable securitization	(211,013)	—	—
Inventories	777,186	142,534	(236,187)
Prepaid expenses, deposits and other	10,703	(23,825)	(19,589)
Accounts payable and accrued liabilities	(161,147)	(198,274)	248,184
Income tax accounts	(45,199)	(140,847)	37,583

Cash provided by operating activities	823,319	401,527	89,176

Cash Flows from investing activities:
Purchases of short-term investments	(488,652)	(2,078,081)	(313,523)
Proceeds from maturities of short-term investments	1,202,903	1,530,493	366,672
Purchases of long-term investments	—	(42,597)	(2,861)
Purchases of property, plant and equipment	(92,991)	(187,531)	(205,596)
Cash paid for businesses acquired, net	(319,941)	(71,667)	(202,664)
Proceeds from sale of assets	3,973	3,957	—

Cash provided by (used for) investing activities	305,292	(845,426)	(357,972)

Cash Flows from financing activities:
Payments on line of credit, net	—	(2,602)	(140,000)
Proceeds from notes and credit facilities, net	1,643,482	8,529	68,679
Issuance (repurchase) of convertible notes, net of issuance costs	(125,466)	—	734,882
Payments of long-term liabilities, net	—	(1,555)	(164,968)
Payments of long-term debt	(2,052,967)	(14,333)	(301)
Proceeds from sale of common stock, net of issuance costs	17,545	57,211	623,798
Repurchase of common stock	(116,344)	(24,929)	—

Cash provided by (used for) financing activities	(633,750)	22,321	1,122,090

Effect of exchange rate changes	2,024	(9,015)	(4,333)
Increase (decrease) in cash and cash equivalents	496,885	(430,593)	848,961
Cash and cash equivalents at beginning of year	567,649	998,242	149,281

Cash and cash equivalents at end of year	1,064,534	$567,649	$998,242

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$79,465	$20,494	$46,220

Income taxes (refunds received)	$(124,529)	$220,495	$95,286

Non-cash financing information:
Conversion of subordinated notes to equity	$1,771	$3,059	$2,373

Common stock issued for acquisitions	$4,393,991	$—	$—

See accompanying notes.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Organization of Sanmina-SCI

      Sanmina-SCI Corporation (“Sanmina-SCI,” “we,” “us”) was incorporated in Delaware in 1989 to acquire its predecessor company, which had been in the printed circuit board and backplane business since 1980. On December 6, 2001, we acquired SCI Systems, Inc. (“SCI”), in a purchase business combination whereby SCI was merged into a wholly owned subsidiary (see Note 8). Sanmina-SCI is a leading independent global provider of customized, integrated electronics manufacturing services, or EMS. We provide these services to original equipment manufacturers, or OEMs, primarily in the communications, computing, multimedia, industrial, defense and aerospace, medical and automotive industries. Sanmina-SCI’s services consist primarily of product design and engineering, including initial development, detailed design and services in connection with preproduction, volume manufacturing of complete systems, components and subassemblies, final system assembly and test, direct order fulfillment and after-market product service and support. System components and subassemblies that we manufacture include volume and high-end printed circuit boards, backplanes and backplane asemblies, enclosures, cable assemblies, and memory modules. As of September 2002, we manufacture products in approximately 100 decentralized plants, consisting of more than 62 electronics assembly facilities, nine printed circuit board fabrication facilities, nine cable assembly facilities, 20 enclosure assembly facilities, as well as other specialized manufacturing facilities, located both domestically and internationally. In addition, our global technology solutions group has operations in 15 design centers located in seven countries. Our domestic plants are located in key electronics industry centers including Silicon Valley, Southern California, New England, Texas, Northern Alabama, the Research Park Triangle area, New York, as well as in several other locations. Internationally, we have plants in Australia, Latin America (Brazil and Mexico), Canada, Western Europe (United Kingdom, Ireland, France, Germany, Spain, Sweden, the Netherlands and Finland), Eastern Europe (the Czech Republic and Hungary), Israel and Asia (Peoples’ Republic of China, Hong Kong, Japan, Malaysia, Singapore, and Thailand). In addition to these facilities, we have invested in strategic joint ventures and may make additional strategic investments in the future. To date, these strategic investments have not had a significant impact on our operating results or financial position.

Note 2.     Summary of Significant Accounting Policies

      Fiscal Year. Sanmina-SCI operates on a 52 or 53-week year ending on the Saturday nearest September 30. Accordingly, the 2000 fiscal year ended on September 30, the 2001 fiscal year ended on September 29, and the 2002 fiscal year ended on September 28. All general references to years relate to fiscal years unless otherwise noted.

      Principles of Consolidation. The consolidated financial statements include the accounts of Sanmina-SCI and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

      Foreign Currency Translation. For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported as a separate component of stockholders’ equity. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in other income (expense) in the accompanying consolidated statements of operations.

      Hedging Activities. Effective in the first quarter of fiscal 2001, Sanmina-SCI accounts for hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133.” SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative’s fair

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value be recognized currently in earnings unless specific hedge accounting criteria are met. Sanmina-SCI enters into short-term foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts’ fair value of $135.6 million at September 28, 2002 is recorded in short-term investments on the consolidated balance sheet with corresponding gains or losses in other income (expense) on the consolidated statement of operations. These foreign exchange contracts did not have a significant impact on the results of operations for fiscal 2002 and 2001.

      Management Estimates and Uncertainties. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements relate to the allowances for accounts receivable, reserves for inventory, restructuring costs, environmental matters, and determining fair values of reporting units for purposes of goodwill impairment tests. Actual results could materially differ from these estimates.

      Financial Instruments and Concentration of Credit Risk. Financial instruments consist of cash and cash equivalents, short-term investments, foreign currency forward contracts, accounts receivable, accounts payable and short- and long-term debt obligations. With the exception of certain of our long-term debt obligations, the fair value of these financial instruments approximates their carrying amount as of September 28, 2002 and September 29, 2001 because of the short maturity of those instruments. As of September 29, 2001, the fair value of then outstanding 9 1/2% Senior Subordinated Notes due 2008 (“the 9 1/2% Notes”) was $13.0 million with a carrying amount of $12.1 million. The 9 1/2% Notes were repurchased in fiscal 2002 (see Note 4). The estimated fair values of certain of our long-term debt obligations, based on quoted market prices, as of September 28, 2002 are as follows:

	Carrying Amount	Fair Value

	(in thousands)
Convertible Subordinated Notes due 2004	$292,867	$258,455
Zero Coupon Convertible Subordinated Notes due 2020	689,188	229,155
3% Convertible Subordinated Notes due 2007	566,589	349,869

      As of September 28, 2002, Sanmina-SCI had no significant off balance sheet concentrations of credit risk such as foreign currency exchange contracts or other hedging arrangements. Financial instruments that subject Sanmina-SCI to credit risk consist of cash and cash equivalents, short-term investments and trade accounts receivable. Sanmina-SCI maintains the majority of its cash, cash equivalents and short-term investment balances with financial institutions. Sanmina-SCI has not experienced any significant losses on these investments to date. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of its customers, and (iii) frequent contact with our customers, especially our most significant customers, thus enabling Sanmina-SCI to monitor current changes in business operations and to respond accordingly. Sanmina-SCI considers these concentrations of credit risks in establishing its allowance for doubtful accounts and management believes these allowances are adequate. Sanmina-SCI’s two largest customers each represented more than 10% of our gross accounts receivable as of September 28, 2002. Sanmina-SCI had no customer representing greater than 10.0% of gross accounts receivable at September 29, 2001.

      Cash Equivalents. Sanmina-SCI considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      Short Term Investments. Sanmina-SCI’s investments are classified as available for sale and are recorded at their fair value, as determined by quoted market prices, with unrealized holding gains or losses

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classified as a separate component of stockholders’ equity. Upon sale of the investments, any previously unrealized holding gains or losses are recognized in results of operations. The specific identification method is used to determine the cost of securities sold. Realized gains and losses were not material for fiscal 2002 and 2001. As of September 28, 2002, the difference between the aggregate fair value and cost basis was a net unrealized gain of $751,000. The value of Sanmina-SCI’s investments by major security type is as follows:

	As of September 28, 2002

	Amortized	Aggregate	Unrealized	Unrealized
	Cost	Fair Value	Gain	Loss

		(in thousands)
U.S. government and agency securities	$31,605	$31,972	$367	$—
State and municipal securities	—	—	—	—
U.S. corporate and bank debt	101,542	101,926	385	(1)

	$133,147	$133,898	$752	$(1)

	As of September 29, 2001

	Amortized	Aggregate	Unrealized	Unrealized
	Cost	Fair Value	Gain	Loss

		(in thousands)
U.S. government and agency securities	$322,135	$324,667	$2,598	$(66)
State and municipal securities	36,298	36,651	353	—
U.S. corporate and bank debt	919,487	924,771	5,290	(6)

	$1,277,920	$1,286,089	$8,241	$(72)

      As of September 28, 2002, approximately $34.8 million of the total cash and cash equivalents balance consists of investments in debt securities. As of September 29, 2001, approximately $465.3 million of the total cash and cash equivalents balance of $567.6 million consist of investments in debt securities. The remaining balance of the total investments in debt securities is classified as short-term investments. As of September 28, 2002, securities with a fair value of $131.7 million mature within one year and $2.2 million mature beyond one year; however, as management’s intent is to hold these securities for less than one year, all these securities are being classified as short-term.

      Long-Term Investments. In fiscal year 1999, Sanmina-SCI entered into a lease facility to finance the acquisition of certain San Jose, California facilities, where it has established its corporate headquarters and certain of its assembly operations. In connection with this transaction, Sanmina-SCI pledged $52.9 million of its cash and investments to the bank as collateral for certain obligations of the lease, which is included in long-term investments on the accompanying consolidated balance sheets (see Note 6).

      In fiscal 2001, Sanmina-SCI obtained a 49.9% ownership interest in INBOARD, the remainder of which is owned by Siemens AG. INBOARD is a manufacturer of complex printed circuit boards and is located in Germany. This investment is accounted for using the equity method of accounting. Sanmina-SCI records its equity in the income or losses of INBOARD generally one month in arrears. Sanmina-SCI records this investment on the consolidated balance sheets in long-term investments and its share of INBOARD’s earnings or losses as other income (expense) on the consolidated statements of operations. The impact of the INBOARD investment was immaterial to the results of operations for fiscal 2002 and 2001.

      Sanmina-SCI also has various minority equity investments in nonpublic companies that are carried at the lower of cost or estimated fair value. Sanmina-SCI monitors these investments for impairment and records appropriate reductions in carrying values when necessary. In the fourth quarter of fiscal 2002, as a result of a periodic review of the value of our investments in private companies, management determined that the carrying amount of certain investments was not recoverable and, accordingly, wrote off these investments,

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

totaling approximately $23.3 million. There can be no assurance that further write downs of the remaining investments, totaling approximately $21.1 million as of September 28, 2002, will not occur in the future.

      Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Provisions when required are made to reduce excess inventories to their estimated net realizable values. It is possible that estimates of net realizable values can change in the near term. The components of inventories, net of provisions, are as follows:

	As of

	September 28,	September 29,
	2002	2001

	(in thousands)
Raw materials	$742,351	$356,939
Work-in-process	235,497	57,886
Finished goods	145,168	88,997

Total	$1,123,016	$503,822

      Property, Plant and Equipment, net. Property, plant, and equipment are stated at cost or, in the case of property and equipment acquired through business combinations accounted for as a purchase, initially at fair value based upon the allocated purchase price at the acquisition date. Depreciation and amortization are provided on a straight-line basis over 20 to 40 years for buildings, five years for machinery and equipment and five years for furniture and fixtures or in the case of leasehold improvements, over the remaining term of the related lease, if shorter. Property, plant and equipment consists of the following:

	As of

	September 28,	September 29,
	2002	2001

	(in thousands)
Machinery and equipment	$2,195,016	$1,094,895
Furniture and fixtures	22,804	21,802
Leasehold improvements	101,350	82,900
Land and buildings	588,711	239,152

	2,907,881	1,438,749
Less: Accumulated depreciation and amortization	(1,899,698)	(895,546)

	1,008,183	543,203
Construction in progress	76,271	89,387

Net property, plant and equipment	$1,084,454	$632,590

      Exit Costs. We account for exit or restructuring costs in accordance with Emerging Issue Task Force Issue No., (“ETIF”), 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). The recognition of the restructuring charges requires that we make certain judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value less costs to sell of equipment to be disposed of. At the end of each reporting period, we evaluate the remaining accrued balances to ensure adequacy, that no excess accruals are retained, and the utilization of the provisions are for their intended purposes in accordance with developed exit plans. SFAS No. 146, which will be effective for exit or disposal activities initiated after December 31, 2002 (see further discussion under “Effect of Recent Accounting Pronouncements” below), supersedes

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EITF 94-3 and may impact the accounting treatment for restructuring costs recorded in fiscal 2003 and subsequent periods.

      Impairment of Long-Lived Assets. Sanmina-SCI reviews long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Sanmina-SCI assesses the recoverability of its long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting Sanmina-SCI’s average cost of capital.

      During the fourth quarter of 2001 and the third quarter of fiscal 2000, evaluations under SFAS No. 121 indicated that the fair value of certain intangible assets and unamortized goodwill originally acquired as part of the June 2000 Hadco merger were less than their carrying value. Accordingly, we recorded an adjustment to write down $40.3 million in 2001 and $8.8 million in 2000 of intangible assets and unamortized goodwill. The fair value of the intangible assets and unamortized goodwill at the time of the original acquisition by Sanmina-SCI was based on expected future cash flows to be generated from the assets based on the facts and circumstances that existed at the date the acquisition was completed. The existing customer relationships, in-place workforce, tradename and trademarks and unamortized goodwill, valued at the time of the original acquisition, became impaired in the quarter ended September 29, 2001 due to closure or consolidation of the related manufacturing facilities. As a result, based on future expected discounted cash flows from the customer base, from experienced and expected work force attrition and from future utilization of tradename and trademarks, we recorded a write down to the carrying value of these intangible assets and allocated goodwill in the amounts of $10.6 million, $3.7 million, $3.6 million and $22.4 million, respectively, in the fourth quarter of fiscal 2001 and a write down to the carrying values of customer relationships and in-place workforce intangible assets in the amounts of $7.5 million and $1.3 million, respectively, in the third quarter of fiscal 2000.

      Goodwill and Intangibles. Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. Sanmina-SCI adopted SFAS No. 142 in the first quarter of fiscal 2002 and no longer amortizes goodwill. Sanmina-SCI evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Sanmina-SCI completed the first step of the transitional goodwill impairment test in the quarter ended March 30, 2002 and determined that no potential impairment existed. During the fourth quarter of fiscal 2002, we recorded an impairment loss of $299.0 million for the domestic reporting unit and $2.4 billion for the international reporting unit, or a total of $2.7 billion in connection with the annual impairment test. The impairment loss resulted from the extended decline in the electronics industry and the communications sector in particular, which reduced the estimated fair values of the reporting units below the respective carrying values. There can be no assurance that future goodwill impairment tests will not result in further impairment charges.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sanmina-SCI has determined that there are two reportable units: international and domestic. Goodwill information for each reportable unit is as follows:

			Reclassification
	As of		of Intangible		As of
	September 29,	Goodwill	Assets to	Impairment	September 28,
	2001	Acquired	Goodwill	Losses	2002

	(in thousands)
Units:
Domestic	$121,203	$1,384,856	$6,146	$(299,000)	$1,213,205
International	118,663	3,140,782	—	(2,371,000)	888,445

Total	$239,866	$4,525,638	$6,146	$(2,670,000)	$2,101,650

      The pro forma effects of the adoption of SFAS No. 142 on net income and earnings per share, net of income tax effects, for Sanmina-SCI for the years ended September 29, 2001 and September 30, 2000 are as follows:

	Year Ended	Year Ended
	September 29,	September 30,
	2001	2000

	(in thousands, except
	per share amounts)
Net income as reported	$40,446	$210,094
Add back: Goodwill amortization expense	12,686	10,947

Adjusted net income	$53,132	$221,041

Basic earnings per share, as reported	$0.13	$0.69
Add back: Goodwill amortization expense	0.04	0.04

Pro forma	$0.17	$0.73

Diluted earnings per share, as reported	$0.12	$0.65
Add back: Goodwill amortization expense	0.04	0.03

Pro forma	$0.16	$0.68

      Sanmina-SCI has certain identifiable intangible assets that are subject to amortization. These assets relate to customer lists and other intangibles with useful lives from twelve to thirty years. Intangible asset amortization expense for the year ended September 28, 2002 was approximately $5.8 million. The components of intangible assets are as follows:

	September 28, 2002			September 29, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in thousands)
Amortized intangibles	$78,476	$31,299	$47,177	$73,926	$25,541	$48,385
Non-amortized intangibles(1)	—	—	—	11,241	5,095	6,146

Total	$78,476	$31,299	$47,177	$85,167	$30,636	$54,531

(1)	Represents assembled workforce intangible assets reclassified to goodwill upon adoption of SFAS No. 142 on September 30, 2001.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Estimated annual amortization expense is as follows:

Fiscal years:
(in thousands)
2003	$6,412
2004	6,412
2005	6,412
2006	5,326
2007	5,112
Thereafter	17,503

$47,177

      Revenue Recognition. Sanmina-SCI generally recognizes revenue at the point of shipment to its customers, under the contractual terms which in general are FOB shipping point or when services have been performed. Sanmina-SCI also derives revenues from sales of certain inventory, including raw materials, to customers who reschedule, amend or cancel purchase orders after Sanmina-SCI has procured inventory to fulfill their purchase orders. Title to the product or the inventory transfers upon shipment and the customer’s assumption of the risks and rewards of ownership of the product. In some cases, Sanmina-SCI will recognize revenue upon receipt of shipment by the customer or at its designated location. Except in specific circumstances, there are no formal customer acceptance requirements or further Sanmina-SCI obligations to the product or the inventory subsequent to shipment. In specific circumstances in which there are such customer acceptance requirements or further Sanmina-SCI obligations, revenue is recognized at the point of formal acceptance and upon completion of obligations. Where appropriate, provisions are made for estimated warranty costs and sales returns.

      Comprehensive Income (Loss). Comprehensive income (loss) for Sanmina-SCI consists of net income or loss plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments, net of tax effects of $1.2 million, $1.6 million and $2.3 million for 2002, 2001 and 2000, respectively. As of September 28, 2002, the cumulative unrealized holding gains (losses) on investments and cumulative foreign currency translation adjustments were $700,000 and $(11.0) million, respectively. As of September 29, 2001, the cumulative unrealized holding gains (losses) on investments and cumulative foreign currency translation adjustments were $8.1 million and $(21.8) million, respectively.

      Income Taxes. Sanmina-SCI provides for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability method whereby deferred tax assets and liabilities are recognized for differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.

      Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the years ended September 28, 2002, September 29, 2001 and September 30, 2000, 36,737,598, 26,706,108 and 561,707 potentially dilutive shares from the conversion of the convertible subordinated debt and after-tax interest expense of $62.0 million, $23.5 million and $980,000, respectively, were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. Stock options with exercise prices greater than the average fair market price for a period, which are defined as anti-dilutive, are not included in the diluted earnings (loss) per share calculations because of their anti-dilutive effect (see Note 10.) All stock options are anti-dilutive in fiscal 2002 due to the net loss for the year. A reconciliation of the net income

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(loss) and weighted average number of shares used for the diluted earnings (loss) per share computation follows:

	Year Ended

	September 28,	September 29,	September 30,
	2002	2001	2000

	(in thousands, except per share amounts)
Net income (loss)	$(2,696,753)	$40,446	$210,094
Interest expense, net of tax, related to convertible subordinated debt	—	—	10,145

Net income (loss)	$(2,696,753)	$40,446	$220,239

Weighted average number of shares outstanding during the period	481,985	319,360	304,824
Weighted average number of shares for stock options outstanding for the period	—	10,869	16,435
Weighted average number of shares for subordinated debt for the period	—	—	16,091

Weighted average number of shares	481,985	330,229	337,350

Diluted earnings (loss) per share	$(5.60)	$0.12	$0.65

      Stock-Based Compensation. Sanmina-SCI has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock Based Compensation.” In accordance with the provisions of SFAS No. 123, Sanmina-SCI applies Accounting Principles Board, or APB, Opinion No. 25 and related interpretations in accounting for its employee stock option plans. See Note 10 for a summary of the pro forma effects on reported net income and earnings per share for fiscal years 2002, 2001, and 2000 based on the fair value of options and shares granted as prescribed by SFAS No. 123.

      Recent Accounting Pronouncements. In October 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. Sanmina-SCI is currently assessing the impact of SFAS No. 143 on its financial position, results of operations and cash flows as well as the timing of its adoption.

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.” The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. Sanmina-SCI adopted SFAS No. 144 on September 29, 2002, with no resulting impact on its financial position, results of operations and cash flows.

      In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sinking-Fund Requirements.” This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make certain technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002, with early adoption permitted and, in general, are to be applied prospectively. In the fourth quarter of fiscal 2002, we elected to apply the provisions of SFAS No. 145 related to the rescission of SFAS No. 4. Accordingly, gains or losses resulting from the early retirement of debt during fiscal 2002 have been reflected as other income (expense) on the accompanying statements of operations (see Note 4). Gains or losses for prior periods previously reflected as extraordinary items have been reclassified to other income (expense) in accordance with SFAS No. 145.

      In July 2002, the Financial Accounting and Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement revises the accounting for exit and disposal activities under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity” by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Earlier adoption is encouraged. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a Company previously recorded under EITF 94-3 are grandfathered. Sanmina-SCI is currently assessing the impact of SFAS No. 146 on its financial position, results of operations and cash flows as well as timing of its adoption.

      Reclassifications. Sanmina-SCI has reclassified certain prior year information to conform to the current year’s presentation.

Note 3.     Related Party Transactions

      During fiscal 2002, a member of the Sanmina-SCI Board of Directors and the Secretary of the Board of Directors were members of the law firm of Wilson Sonsini Goodrich & Rosati, Professional Corporation, Palo Alto, California or, WSGR, Sanmina-SCI’s outside legal counsel. Sanmina-SCI intends to retain WSGR as its legal counsel in fiscal 2003. Sanmina-SCI paid WSGR approximately $3.5 million in legal fees during the year ended September 28, 2002.

      Merger costs for the SCI acquisition included a payment of $13.1 million to Merrill Lynch & Co., whose former chairman of its Global Technology Investment Banking Group is a current member of Sanmina-SCI’s Board of Directors.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.     Revolving Credit Agreements and Long-Term Debt

      Revolving credit agreements and long-term debt consist of the following:

	As of

	September 28,	September 29,
	2002	2001

4 1/4% Convertible Subordinated Notes due 2004	$292,867	$350,000
9 1/2% Senior Subordinated Notes due 2008	—	12,121
5 1/2% Convertible Subordinated Debentures due 2012	—	2,135
Zero Coupon Convertible Subordinated Debentures due 2020	689,188	783,821
3% Convertible Subordinated Notes due 2007	566,589	—
Revolving Credit Agreements	405,266	6,150
Accounts Receivable Securitization	200,000	—
Obligations under capital leases with interest rates ranging from 8.0% to 14.59%	4,653	10,182
Other long-term debt due through December 2017, at rates ranging from 3.00% to 7.50%	82,667	69,999

Total	2,241,230	1,234,408
Less: current portion	(265,899)	(15,800)

Total long-term debt	$1,975,331	$1,218,608

      4 1/4% Convertible Subordinated Notes due 2004. On May 5, 1999, Sanmina-SCI issued $350.0 million aggregate principal amount of 4 1/4% convertible subordinated notes, or 4 1/4% Notes, due on May 1, 2004. The 4 1/4% Notes are convertible into common stock, at the option of the holder, at a conversion price of approximately $22.17 per share, subject to adjustments in certain events. The 4 1/4% Notes are subordinated in right of payment to all existing and future senior indebtedness, as defined, of Sanmina-SCI. The 4 1/4% Notes are redeemable at the option of Sanmina-SCI on or after May 6, 2002. Interest is payable semi-annually on May 1 and November 1. During the fourth quarter of fiscal 2002, Sanmina-SCI repurchased approximately $58.9 million aggregate principal amount of the 4 1/4% Notes through open market transactions of which $1.8 million was traded prior to our fiscal year end but was settled in early October 2002. As a result of the repurchases, Sanmina-SCI recorded a $7.2 million gain, net of $491,000 in unamortized financing fees from the early extinguishment of this debt. The gain is reflected in other income in the accompanying consolidated statement of operations.

      9 1/2% Senior Subordinated Notes due 2008. On May 18, 1998, Hadco issued $200.9 million aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2008, or 9 1/2% Notes. Interest on the 9 1/2% Notes was payable semi-annually on each June 15 and December 15 and commenced December 15, 1998. On August 24, 2000, Sanmina-SCI redeemed $187.9 million of the outstanding 9 1/2% Notes. The redemption was at 101% of the principal amount of the notes, and the redemption premium and the deferred debt costs on the notes totaled $8.0 million, which is classified in other expense for fiscal 2000. The remaining notes were repurchased in fiscal 2002 resulting in insignificant losses classified as other expense.

      5 1/2% Convertible Subordinated Debentures due 2012. In 1987, Elexsys International, Inc., or Elexsys, issued $32.0 million aggregate principal amount of 5 1/2% convertible subordinated debentures, or 5 1/2% Debentures, due on March 1, 2012. In October 2001, $1.8 million of the 5 1/2% Debentures were converted to approximately 118,000 shares of common stock. The remaining 5 1/2% Debentures were redeemed by the Sanmina-SCI for $365,000. As of September 28, 2002 the outstanding balance on the 5 1/2% Debentures is zero.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Zero Coupon Convertible Subordinated Debentures due 2020. On September 12, 2000, Sanmina-SCI issued $1.66 billion in aggregate principal amount at maturity of zero coupon convertible subordinated debentures, or Zero Coupon Debentures, due on September 12, 2020 at an issue price of $452.89 per $1,000 debenture, resulting in gross proceeds of $751.8 million. The Zero Coupon Debentures are subordinated to the prior payment of all senior indebtedness, as defined, of Sanmina-SCI. There will be no cash interest payments prior to maturity. The issue price of each Zero Coupon Debenture represents a yield to maturity of 4% per year, computed on a semi-annual basis. The issue discount is amortized using the effective interest method over the term of the notes. The Zero Coupon Debentures are convertible into common stock, at any time at the option of the note holder, at the conversion ratio of approximately 6.48 shares per $1,000 principal amount at maturity, subject to adjustment in certain events. The Zero Coupon Debentures are redeemable at the option of Sanmina-SCI on or after September 12, 2005. The Zero Coupon Debentures may also be subject to repurchase, at the option of the holder, on September 12, 2005, September 12, 2010, and September 12, 2015 at $552.08, $672.98, and $820.35, respectively per $1,000 note.

      During the fourth quarter of fiscal 2002, Sanmina-SCI repurchased approximately $150.0 million of the Zero Coupon Debentures through open market transactions of which $23.8 million was traded prior to our fiscal year end but was settled in early October 2002. As a result of the transactions, Sanmina-SCI recorded a $47.3 million gain, net of $2.8 million in unamortized financing fees, from the early extinguishment of this debt. The gain is reflected in other income in the accompanying consolidated statement of operations.

      3% Convertible Subordinated Notes due 2007. In March 2000, SCI issued $575.0 million aggregate principal amount of 3% Convertible Subordinated Notes due March 15, 2007, or 3% Notes. Interest on the 3% Notes is payable semi-annually on each March 15 and September 15. In connection with Sanmina’s acquisition of SCI, Sanmina-SCI entered into a supplemental indenture with respect to the 3% Notes providing a guaranty for the 3% Notes and allowing for the conversion of the 3% Notes into shares of Sanmina-SCI common stock, at a conversion price of $41.35 per share, subject to adjustment in certain events. The 3% Notes are subordinated in right of payment to all existing and future senior debt, as defined, of Sanmina-SCI. The 3% Notes are redeemable at SCI’s option at any time on or after March 20, 2003, although there is no mandatory redemption prior to final maturity.

      Revolving Credit Agreements. In December 2001, Sanmina-SCI entered into two separate facilities consisting of a $250.0 million 364-day credit facility and a $500.0 million three-year credit facility with a syndicate of banks. As of September 28, 2002, $400.0 million was outstanding under these credit facilities, $349.0 million of which was repaid in October 2002. Borrowings under these credit agreements bear variable interest based on a defined prime rate or LIBOR, plus a margin, at the option of the banks, and bank facility and commitment fees, which as of September 28, 2002 totaled 3.56% for the 364-day credit facility and 4.75% for the three-year credit facility. The three-year credit facility contains a subfacility for letters of credit with certain requirements. As of September 28, 2002, two letters of credit were outstanding under this agreement having an aggregate face amount of $2.0 million. The agreements contain restrictions on the payment of dividends and financial covenants, which require Sanmina-SCI to maintain a minimum tangible net worth and ratios for interest coverage, and leverage. The net worth covenant requires a minimum tangible net worth relative to Sanmina-SCI’s tangible net worth beginning March 31, 2002. The interest coverage ratio requires a minimum ratio of adjusted operating income for the four fiscal quarters ending on the date of determination to cash interest expense for the same period. The leverage ratio requires a minimum ratio of consolidated total debt to consolidated capitalization. As of September 28, 2002 Sanmina-SCI was in compliance with these covenants. In connection with these facilities, Sanmina-SCI incurred costs of approximately $3.7 million that are capitalized in the balance sheet and amortized over the life of the respective agreements. The 364-day credit facility is scheduled to terminate on December 4, 2002.

      Essex AB, or Essex, a subsidiary of Sanmina-SCI, had a line of credit arrangement with a Swedish bank denominated in Swedish krona, or SEK, for aggregate borrowings of up to SEK 300 million (approximately

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$32.0 million). This credit facility was terminated and paid in full as of September 28, 2002. Borrowings outstanding on this line of credit arrangement were secured by all of the assets of Essex, accrued interest at the Stockholm InterBank Offered Rate, or STIBOR, of 3.88% as of September 29, 2001, and contains covenants which required that Essex maintain certain financial ratios over a period of five years. Essex was in compliance with these ratios as of fiscal year end and 2001. As of September 29, 2001, $1.3 million was outstanding under this line of credit.

      Segerström has a line of credit arrangement with a Swedish bank denominated in SEK for aggregate borrowings of up to SEK 85 million (approximately $9.0 million). Borrowings outstanding on this line of credit arrangement are secured by all of the assets of Segerström, accrue interest at 5.05% and 3.75% as of September 28, 2002 and September 29, 2001, respectively, and contain certain covenants which require that Segerström maintain certain financial ratios and is renewable annually. Segerström was in compliance or received a waiver related to these financial ratios as of fiscal years ended 2002 and 2001, respectively. As of September 28, 2002 and September 29, 2001, $5.3 million and $4.9 million, respectively, was outstanding under this line of credit.

      Accounts Receivable Securitization. In March 2002, we amended our existing asset securitization agreement that gives us the option to periodically transfer undivided percentage ownership interests, of up to $200.0 million, in a revolving pool of eligible trade receivables to conduit and bank purchases to decrease the commitment thereunder from $300.0 million to $200.0 million and to suspend the commitments thereunder. During the second quarter of fiscal 2002, we repaid net cash of $211.0 million, to the third-party purchasers of accounts receivable under the asset securitization agreement and the agreement became inactive until July 2002, when the agreement was further amended. In July 2002, we further amended and renewed our asset securitization agreement, previously scheduled to expire in December 2002. In the fourth quarter of fiscal 2002, the full $200.0 million available under the program was utilized to pay down a portion of the revolving credit agreement. The net accounts receivables sold under the program are no longer derecognized from the accounts receivable balance and the associated debt is recorded as current portion of long-term debt on the consolidated balance sheet. As of September 28, 2002, the asset securitization program was fully utilized. The amended asset securitization agreement has a scheduled termination date in July 2003. However, the facility will be terminated on January 1, 2003 if not terminated earlier by the company. Sanmina-SCI is subject to restrictions on the payment of dividends and certain financial covenants pursuant to the asset securitization agreement, including maintaining a minimum for net worth and certain ratios for interest coverage and leverage. As of September 28, 2002 Sanmina-SCI was in compliance with these covenants.

      During the year ended September 28, 2002, Sanmina-SCI and a subsidiary of Sanmina-SCI each serviced a portion of the receivables transferred to the limited purpose subsidiary on behalf of the conduit and received a servicing credit, which management has determined approximates market compensation for these services. As of September 28, 2002, Sanmina-SCI was obligated to pay program fees of 0.35% of outstanding amounts and facility fees of 0.4% pursuant to the agreement. Program fees and facility fees may be increased under certain circumstances to 0.475% and 0.525%, respectively.

      Maturities of long-term debt, including capital lease obligations, assuming no redemption requests by noteholders, are as follows as of September 28, 2002.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Years Ending
(in thousands)
2003	$265,899
2004	293,204
2005	405,331
2006	8,535
2007	567,656
Thereafter	700,605

Total	$2,241,230

Note 5.     Other Accrued Liabilities

      Other accrued current liabilities consist of the following:

	As of

	September 28,	September 29,
	2002	2001

	(in thousands)
Restructuring accrual (Note 9)	$114,604	$45,115
Other	251,896	53,017

Total accrued liabilities	$366,500	$98,132

Note 6.     Commitments and Contingencies

      Operating Leases. Sanmina-SCI leases its facilities under operating leases expiring at various dates through 2021. Sanmina-SCI is responsible for utilities, maintenance, insurance and property taxes under the leases. Future minimum lease payments under operating leases are as follows:

Fiscal Year Ending
(in thousands)
2003	$42,669
2004	34,487
2005	24,517
2006	17,697
2007	14,217
Thereafter	32,562

Total	$166,149

      Rent expense under operating leases was approximately $49.8 million, $27.6 million and $26.9 million for the years ended September 28, 2002, September 29, 2001 and September 30, 2000, respectively.

      In fiscal 1999, we entered into an operating lease agreement for facilities in San Jose, California, which house our corporate headquarters and certain of our assembly operations. Under this agreement with a bank, the bank is the owner of the land and buildings for accounting purposes. Management has determined that the lease facility originally met, and continues to meet, the criteria for off-balance sheet treatment and therefore we account for the lease facility as an operating lease. The obligations under this operating lease are disclosed in aggregate with other operating leases in the table above. In fiscal 2002, we amended the lease and related participation agreement to accelerate the maturity date from November 16, 2003 to December 19, 2002. As a result, we will be required to purchase the land and improvements subject to the lease on December 19, 2002, for approximately $52.9 million. The lease agreement and related participation agreement contain certain

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covenants, which require us to maintain certain ratios for tangible net worth and fixed charge coverage. As of September 28, 2002 we were in compliance with, or had obtained waivers for, these covenants. In connection with this transaction, we pledged $52.9 million of cash and investments as collateral for certain obligations under the lease. The pledged cash and investments are classified in long-term investments and will be available on the maturity date of December 19, 2002 to fund the purchase of the leased property, which we expect to occur on that date.

      Environmental Matters. We have incurred liabilities associated with environmental contamination at our current and former facilities, and those of the companies that we have acquired. These liabilities include ongoing investigation and remediation activities at a number of sites, including our facilities located in Irvine, California (acquired as part of our acquisition of Elexsys), Owego, New York (a current facility of our Hadco subsidiary), Derry, New Hampshire (a current facility of our Hadco subsidiary) and Fort Lauderdale, Florida (a former facility of our Hadco subsidiary). Currently, we are unable to anticipate whether any third-party claims will be brought against us for the existence of such contamination. There can be no assurance that third-party claims will not arise and will not result in material liability to us. In addition, there are several sites, including our facilities in Wilmington, Massachusetts, Clinton, North Carolina, Brockville, Ontario and Gunzenhausen, Germany that are known to have groundwater contamination caused by a third party, and that third party has provided indemnity to us for the liability. Although we cannot guarantee you that we will not incur liability for clean-up costs or expenses at any of these sites, we have no reason to believe that such liability will occur and that it will be material to our business position.

      We have also been named as a potentially responsible party at several contaminated disposal sites including the Casmalia Resources site, as a result of the past disposal of hazardous waste by companies we have acquired or by our corporate predecessors. Although liabilities for such historic disposal activities have not materially affected our financial condition to date, we cannot guarantee you that past disposal activities will not result in liability that will materially affect us in the future.

      We use an environmental consultant to assist us in evaluating the environmental liabilities of the companies that we acquire as well as those associated with our ongoing operations, site contamination issues and historical disposal activities in order to establish appropriate accruals in our financial statements. We have also undertaken a process of re-evaluating and updating the accruals over time. As of September 28, 2002, and September 29, 2001, respectively, based on the evaluations of our consultants, we have accrued $21.3 million and $27.4 million for such environmental liabilities, which is recorded as other long-term liabilities in the consolidated balance sheets. Although we believe these accruals are adequate, we cannot be certain that environmental liabilities will not exceed the accrued amounts.

      Litigation. On June 13, 2001, Sanmina-SCI filed a complaint against Metricom, Inc. in California state court. The complaint arose out of a July 2, 1999 Agreement for Electronic Manufacturing Services and seeks compensation for cancellation charges arising under this agreement. Sanmina-SCI’s damages consist of the cost of certain materials and work-in-process. On July 2, 2001, Metricom, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California in San Jose, California. As a result, Sanmina-SCI filed a proof of claim with the bankruptcy court in the amount of $102.0 million. Metricom objected to the claim, and filed an action for the recovery of approximately $8.6 million in preferential payments. Both actions were settled in September 2002. Sanmina-SCI was allowed a general unsecured claim of $65.0 million, and Metricom dismissed its claim for preferential payments. Sanmina-SCI recently received a partial distribution from the bankrupt estate and expects additional distributions. Sanmina-SCI currently estimates it has no additional exposure on this matter (after exhausting allocated reserves).

      From time to time, Sanmina-SCI is a party to litigation and other contingencies, including examinations by taxing authorities, which arise in the ordinary course of business. Sanmina-SCI believes that the resolution

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of such litigation and other contingencies will not materially harm Sanmina-SCI’s business, financial condition or results of operations.

Note 7.     Employee Benefit Plans

      Sanmina-SCI has various retirement plans that cover the majority of its employees. Sanmina-SCI’s retirement plans permit participants to elect to have contributions made to the retirement plans in the form of reductions in salary under Section 401(k) of the Internal Revenue Code. Under the Sanmina-SCI retirement plans, Sanmina-SCI matches a portion of employee contributions. The amounts contributed by Sanmina-SCI and its acquired businesses as 401(k) matches against employee contributions were approximately $22.1 million, $9.1 million and $7.6 million during the fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000, respectively.

      Sanmina-SCI also sponsors a deferred compensation plan for outside directors. The plan allows eligible Sanmina-SCI directors to defer payment of all or part of the compensation payable to them for acting as directors of Sanmina-SCI. Deferrals under this plan for the year ended September 28, 2002 were $20,000.

      Prior to the merger between Sanmina Corporation and SCI, SCI had noncontributory defined benefit pension plans covering substantially all employees in the United States and Brockville, Ontario, Canada. These plans generally provide pension benefits that are based on compensation levels and years of service. Annual contributions to the plans are made according to the established laws and regulations of the applicable countries, and were funded annually at amounts that approximate the maximum deductible for income tax purposes. As a result of the merger between Sanmina Corporation and SCI in December 2001, these plans were frozen. Sanmina Corporation does not have a defined benefit retirement plan, therefore the merger resulted in a plan curtailment as described in SFAS No. 88, “Employers’ Accounting and Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Defined benefits were calculated and frozen as of December 31, 2001. Employees who had not yet vested will continue to be credited with service until vesting occurs, but no additional benefits will accrue. The additional pension liability, based on actuarial computations, accrued under purchase accounting is presented in the table below:

	US Plan	Brockville

	(in thousands)
Accumulated benefit obligation	$42,160	$73,454
Fair value of assets	33,800	54,357

Accrued pension liability	$8,360	$19,097

Note 8.     Business Combinations

     Fiscal 2002

      On December 6, 2001, we acquired SCI in a purchase business combination whereby one of our wholly-owned subsidiaries was merged into SCI. Under the terms of the merger, SCI stockholders received 1.36 shares of Sanmina-SCI common stock for each share of SCI common stock. In addition, Sanmina-SCI issued options to purchase shares of Sanmina-SCI common stock in exchange for each issued and outstanding SCI option. The purchase price was allocated as follows:

(in thousands)
Net tangible assets acquired	$119,783
Deferred compensation related to options	4,562
Goodwill	4,286,646

Total purchase price	$4,410,991

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The total purchase price of approximately $4.4 billion consisted of approximately 200.6 million shares of Sanmina-SCI common stock with a fair value of approximately $4.2 billion, 13.0 million vested and unvested stock options with a fair value of $203.0 million, of which approximately $4.6 million was recorded as deferred compensation related to the intrinsic value of the unvested options, and direct transaction costs of $21.0 million. The value of the 200.6 million shares of Sanmina-SCI common stock used to acquire SCI was based on a per share price of $20.87. This per share price of Sanmina-SCI common stock was determined as the average closing market price for the five trading days ending July 17, 2001. The fair value of the SCI common stock options assumed was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.48%, expected life of four years, expected dividend rate of 0% and volatility of 105%. Direct transaction costs consist primarily of fees for investment bankers, attorneys, accountants, filing costs and financial printing. Sanmina-SCI recorded $4.3 billion of goodwill, of which $1.2 billion was related to domestic operations and $3.1 billion was related to international operations. Of the $4.3 billion recorded for goodwill, the majority is not deductible for tax purposes. See Note 2, “Summary of Significant Accounting Policies” for a discussion regarding the goodwill impairment charge recorded in the fourth quarter of fiscal 2002.

      The SCI purchase price was allocated to the tangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The allocations described above are based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition. The purchase price allocation also includes adjustments to net tangible assets for the closing and consolidation of SCI facilities as a result of the merger. Estimates of fair values were refined during fiscal 2002 and the corresponding adjustments, totaling approximately $47.2 million, were made to the purchase price allocation. Although we do not expect significant adjustments to the purchase price allocation, possible revisions in the first quarter of fiscal 2003 include, but are not limited to, contingencies based on the outcomes of negotiations regarding the contractual liability of customers relating to excess and/or obsolete inventory, that was on-hand at the date of the SCI acquisition and environmental liabilities.

      The consolidated financial statements include the operating results of SCI from December 3, 2001, the accounting period close nearest to the acquisition date of December 6, 2001. The net revenues for the three-day period between December 3 and December 6 were approximately $91.0 million.

      The following unaudited pro forma financial information presents the combined results of operations of Sanmina-SCI and SCI as if the acquisition had occurred as of the beginning of fiscal 2002 and 2001, after giving effect to certain adjustments and related income tax effects.

	Year Ended

	September 28,	September 29,
	2002	2001

	(in thousands, except
	per share data)
Revenue	$10,037,396	$12,728,035
Net income (loss)	(2,842,060)	174,640
Basic earnings (loss) per share	$(5.48)	$0.34
Diluted earnings (loss) per share	$(5.48)	$0.33

      The pro forma financial information above for fiscal 2002 includes restructuring charges of $101.1 million and $29.8 million of merger costs incurred by SCI during the first quarter of 2002, prior to its merger with Sanmina-SCI. The pro forma financial information for the year ended September 29, 2001 includes SCI’s results of operations for its fiscal year ended June 30, 2001 as reported in its Form 10-K for that period as well as goodwill amortization expense of approximately $20.6 million relating to prior business acquisitions accounted for as purchase business combinations prior to the adoption of SFAS No. 142.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In June 2002, Sanmina-SCI acquired Viking Components, Incorporated (“Viking”), a privately held company which designs, manufactures and distributes advanced technology products, including computer system memory, flash memory and readers, and modems. The transaction included the purchase of all outstanding stock of Viking’s operations in the United States as well as the stock of Viking subsidiaries in Ireland and Singapore. The purchase price for the acquisition was $10.9 million paid in cash and shares of Sanmina-SCI common stock. Sanmina-SCI recorded this transaction as a purchase business combination. The purchase price was allocated to the fair value of net assets acquired, including primarily inventories, equipment, assumed liabilities and goodwill. The results of operations for fiscal 2002 include the results of this business from the date of acquisition.

      In January 2002, Sanmina-SCI entered into an agreement with Hewlett Packard Company (“HP”) under which HP agreed to outsource a portion of its Europe-Middle East-Africa desktop personal computer manufacturing needs to Sanmina-SCI and Sanmina-SCI acquired HP’s related manufacturing operations located in L’Isle d’Abeau, France. The transaction was completed in June 2002. The net cash purchase price for this acquisition was approximately $65.8 million, after certain refundable adjustments, and the transaction was accounted for as a purchase business combination. The purchase price was allocated to the fair value of net assets acquired, including primarily inventories, equipment and goodwill. The results of operations for fiscal 2002 include the results of this business from the date of acquisition.

      In January 2002, Sanmina-SCI entered into an agreement with Alcatel S.A. to purchase manufacturing facilities in Gunzenhausen, Germany, Cherbourg, France, and Toledo, Spain. The purchase of the Gunzenhausen facility was completed in April 2002, the Cherbourg facility purchase was completed in May 2002 and the Toledo facility acquisition was completed in July 2002. In connection with the acquisitions, Sanmina-SCI and Alcatel entered into a multi-year supply agreement covering the products manufactured at these facilities. The net cash purchase price for these transactions was $129.9 million and the transactions were accounted for as purchase business combinations. The purchase prices were allocated to the fair value of net assets acquired, including primarily inventories, equipment and goodwill. The results of operations for fiscal 2002 include the results of these businesses from the respective dates of acquisition. The supply contract with Alcatel did not have a material impact on Sanmina-SCI’s gross margin for fiscal 2002.

      In January 2002, Sanmina-SCI entered into an agreement with International Business Machines Corporation (“IBM”) under which IBM agreed to outsource a portion of its U.S. and European NetVista desktop personal computer manufacturing needs to Sanmina-SCI and Sanmina-SCI acquired IBM’s NetVista desktop manufacturing operations located in Research Triangle Park, North Carolina and Greenock, Scotland. As part of the agreement, Sanmina-SCI acquired certain IBM buildings and equipment related to the manufacturing and associated logistics in North Carolina and acquired the right to occupy related manufacturing spaces at a subcontractor’s facilities in Scotland. The transaction was completed in February 2002. The net cash purchase price for this acquisition was approximately $161.9 million, after certain refundable adjustments, and the transaction was accounted for as a purchase business combination. The purchase price was allocated to the fair value of the net assets acquired, including primarily inventories, equipment and goodwill. The results of operations for fiscal 2002 include the results of this business from the date of acquisition.

      In October 2001, Sanmina-SCI purchased certain assets of Electro Mechanical Solutions (“E-M-Solutions”), a privately-held manufacturer of electronic enclosures. This transaction included the purchase of certain manufacturing operations in the United States, as well as the stock of E-M-Solutions subsidiaries incorporated in Mexico and Northern Ireland. The net cash purchase price for this transaction was $91.8 million. The purchase price was allocated to the fair value of the net assets acquired, primarily including inventories, equipment and goodwill. We accounted for this transaction as a purchase business combination, and the consolidated financial statements include the operating results of E-M-Solutions from the date of acquisition.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During fiscal 2002 Sanmina-SCI also completed several other acquisitions which were immaterial individually and in the aggregate, including a manufacturer of complex enclosure systems with facilities in Shenzhen, China and a sales office in Hong Kong; a United States cable manufacturer; a design center; and a cable manufacturer with operations in the United States, the Czech Republic and Germany.

      Pro forma results of operations have not been presented for the fiscal 2002 acquisitions, with the exception of SCI, because the effects of these acquisitions were not material either on an individual or aggregate basis. Goodwill resulting from the fiscal 2002 acquisitions, excluding SCI, was approximately $229.0 million. The majority of this goodwill is deductible for tax purposes. The purchase price allocations for the above acquisitions are based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition. We do not expect significant revisions to the purchase price allocations for the acquired businesses.

     Fiscal 2001

      In March 2001, Sanmina-SCI acquired Segerström in a pooling-of-interests business combination, a global supplier of integrated enclosure systems headquartered in Sweden. As a result of this acquisition, Sanmina-SCI added 10 manufacturing facilities in Sweden, Finland, Brazil, Hungary, Scotland, and the United States. The transaction was structured as a stock for stock exchange and was accounted for as a pooling of interests. Under the terms of the agreement, each Segerström common share and convertible debenture was converted into approximately 0.4519 shares of Sanmina-SCI common stock and Sanmina-SCI acquired approximately 94% of the outstanding shares of Segerström. Sanmina-SCI has commenced a compulsory acquisition process for the remaining 6% of Segerström’s shares in accordance with Swedish law and business practice, and expects that the process of acquiring the remaining shares for cash will be completed by 2003. As of September 28, 2002, Sanmina-SCI has issued approximately 11.6 million shares of common stock in connection with the acquisition of Segerström.

      Sanmina-SCI’s consolidated financial statements have been restated to reflect the financial results of Segerström for all periods presented. Segerström’s financial statements for its fiscal year ended December 31, 2000 were combined with the corresponding Sanmina-SCI consolidated statements for the year ended September 30, 2000. During Sanmina-SCI’s fiscal 2001, Segerström’s year-end was changed from December 31 to a 52 or 53 week year ending on the Saturday nearest September 30 to conform to Sanmina-SCI’s fiscal year end. Accordingly, an adjustment was made to retained earnings in the first quarter of fiscal 2001 to eliminate the duplication of $5.3 million of net income for Segerström for the three months ended December 31, 2000. Segerström’s revenues for that three-month period were $96.0 million. Segerström’s cash provided by operating activities of $5.9 million, cash used for investing activities of $4.8 million and cash provided by financing activities of $400,000 for the three months ended December 31, 2000 have been excluded from Sanmina-SCI’s consolidated statement of cash flows for fiscal year 2001.

      In August 2001, Sanmina-SCI acquired Alcatel’s manufacturing operations located in Richardson, Texas, for a cash purchase price of $66.4 million. The acquisition was accounted for as a purchase and included a multiyear supply contract, the purchase of a manufacturing facility and the transfer of employees to Sanmina-SCI. The fair value of tangible assets acquired, primarily fixed assets, inventories and accounts receivable, was approximately $46.4 million. The acquisition resulted in goodwill of approximately $20.0 million. Pro forma results of operations have not been presented for this acquisition because its effect was not material. The supply contract with Alcatel did not have a material impact on Sanmina-SCI’s gross margin in fiscal 2002 or 2001.

     Fiscal 2000

      In June 2000, Sanmina-SCI completed two acquisitions accounted for as poolings of interests. Sanmina-SCI issued approximately 4.0 million shares of common stock to acquire Essex, an EMS supplier in

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scandinavia, and approximately 39.2 million shares to acquire Hadco, a manufacturer of advanced electronic interconnect products. As a result of these acquisitions, Sanmina-SCI’s historical financial statements have been restated retroactively to include the financial results of Essex and Hadco for all periods presented. The fiscal years for Essex and Hadco were changed to coincide with Sanmina-SCI’s year end beginning in fiscal 2000. Accordingly, an adjustment was made to retained earnings to eliminate the duplication of $6.3 million of net income for Hadco and Essex, representing one month of Hadco’s operations and three months of Essex’ operations ended October 31, 1999 and December 31, 1999, respectively. The revenues for Essex and Hadco for these periods totaled approximately $163.0 million. The restated financial information includes certain adjustments to eliminate the net sales between the combining companies and certain reclassifications to conform to Sanmina-SCI’s financial statement presentation. No adjustments were necessary to conform the accounting policies of the combining companies.

      In August 2000, Segerström acquired all of the outstanding shares of Lewis C. Grant Ltd, a British supplier of enclosure systems to the telecommunications industry, in a purchase business combination. The cash purchase price of approximately $30.5 million was allocated to the net assets acquired based on their respective fair values. The acquisition resulted in goodwill of approximately $27.0 million, which prior to adoption of SFAS No. 142 was being amortized over 20 years.

      In March 2000, Sanmina-SCI acquired Alcatel’s North Carolina electronic enclosure systems facility for a cash purchase price of approximately $23.8 million in a purchase business combination. The purchase price was allocated to the net assets acquired, which consisted of inventories, equipment, and accrued payroll related expenses, based on fair market value, resulting in goodwill of approximately $8.0 million, which prior to adoption of SFAS No. 142 was being amortized over a period of ten years. The transaction also included a three-year manufacturing service contract between Sanmina-SCI and Alcatel.

      In June 2000, Sanmina-SCI acquired Interworks Computer Products, Inc. (“Interworks”) in a purchase business combination for a cash purchase price of approximately $45.0 million. Interworks designs, manufactures, tests and distributes a complete line of Digital Signal Processor modular solutions and advanced memory products to leading electronics original equipment manufacturers serving the networking and telecommunications markets. The fair value of tangible net assets acquired, primarily fixed assets and inventory, was approximately $4.7 million. The acquisition resulted in goodwill of approximately $40.3 million, which prior to adoption of SFAS No. 142 was being amortized over a period of 15 years.

      In July 2000, Sanmina-SCI acquired PCB assembly and system assembly facilities, including office and dormitory buildings, in Guangdong province, China, and office facilities in Hong Kong and Taiwan for a cash purchase price of approximately $65.0 million. The fair value of tangible assets acquired in this purchase business combination was approximately $20.0 million. Goodwill recorded was approximately $45.0 million, which prior to adoption of SFAS No. 142 was being amortized over a period of 15 years.

Note 9.     Merger and Integration and Restructuring Costs

     Merger and Integration Costs

      Merger and integration costs of $3.7 million in fiscal 2002 represent information technology, or IT, systems integration costs. Merger costs of $12.5 million were recorded in 2001 and consisted of merger related fees for investment banking, accounting, legal and related fees and expenses for the Segerström acquisition, which was accounted for using the pooling of interests method. Merger costs of approximately $9.7 million were paid during fiscal year 2001 and the remaining amount was paid in fiscal 2002. Merger costs of $19.9 million were recorded in 2000, and consisted of fees for investment bankers, attorneys, accountants and other direct merger related expenses and relate to those acquisitions that were accounted for using the pooling of interests method. Merger costs of approximately $18.5 million were paid during fiscal year ended 2000 with the remainder paid in fiscal 2001.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Restructuring costs

      Costs associated with restructuring activities other than restructuring activities related to a purchase business combination are accounted for in accordance with EITF 94-3. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 for fiscal 2000, 2001, and 2002:

	Employee		Shutdown and
	severance		consolidation	Write-off
	and	Restructuring	costs of	impaired or
	related	and other	duplicate	redundant
	expenses	expenses	facilities	fixed assets	Total

	(in thousands)
	Cash	Cash	Cash	Non-cash
Balance at October 2, 1999	$2,458	$—	$6,926	$714	$10,098
Charges to operations	26,506	832	—	—	27,338
Charges utilized	(14,222)	—	(6,926)	(714)	(21,862)

Balance at September 30, 2000	14,742	832	—	—	15,574
Charges to operations	12,628	4,064	42,487	99,953	159,132
Charges utilized	(19,639)	(4,057)	(5,942)	(99,953)	(129,591)

Balance at September 29, 2001	7,731	839	36,545	—	45,115
Charges to operations	31,100	10,101	31,009	99,585	171,795
Charges utilized	(28,487)	(10,161)	(31,667)	(99,585)	(169,900)

Balance at September 28, 2002	$10,344	$779	$35,887	$—	$47,010

     Fiscal 2002

      September 2002 Restructuring. In September 2002, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities in North America, Europe and Asia as a result of the ongoing slowdown in the industry. For fiscal 2002, we recorded a charge to operations of $3.1 million for planned associated employee severance expenses related to the involuntary termination of 540 employees. We utilized charges of approximately $1.7 million in fiscal 2002 as a result of terminating 144 employees in fiscal 2002. We also incurred during fiscal 2002 charges to operations with respect to the shutdown of duplicative facilities of $4.2 million related to non-cancelable lease payments for permanently vacated properties and other associated costs, of which approximately $110,000 of these charges were utilized during fiscal 2002. We incurred charges to operations of $38.3 million related to asset write-offs consisting of excess equipment and leasehold improvements at facilities that were permanently vacated. The closing of the plants discussed above as well as all other activities related to this exit plan are expected to be completed in early fiscal 2004.

      October 2001 Restructuring. In October 2001, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities throughout North America and Europe as a result of the continued slowdown in the industry and economy worldwide. For fiscal 2002, we recorded an initial charge to operations of $25.1 million for the expected involuntary termination of 2,762 employees associated with these plant closures, approximately $1.5 million of which was later reversed prior to the end of the fiscal year as employee severance costs were less than originally estimated. We terminated 1,938 employees by the end of fiscal 2002, and utilized charges of approximately $17.7 million in fiscal 2002. We expect the balance of the employee terminations under this plan to occur during the first half of fiscal 2003. We also incurred charges to operations with respect to the shutdown of duplicate facilities of $37.6 million related to restructuring costs associated with non-cancelable lease payments for permanently vacated properties, approximately $5.3 million

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of which was later reversed prior to the end of the fiscal year as these costs were less than originally estimated. We utilized approximately $25.7 million of these charges in fiscal 2002. We also incurred charges to operations of $54.0 million related to the write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated, all of which were utilized in fiscal 2002. The closing of the plants discussed above as well as all other related activities are expected to be completed in early fiscal 2003.

     Fiscal 2001

      Segerström Restructuring. In March 2001, we acquired Segerström in a pooling of interests business combination and announced our restructuring plan. In fiscal 2001, we recorded a $7.2 million charge to operations related to the involuntary termination of 470 employee positions and a $5.2 million charge to operations related to the consolidation of duplicate facilities. At the beginning of fiscal 2002, we had a balance of approximately $3.7 million for accrued employee severance costs and $5.2 million for accrued costs to shutdown duplicate facilities. In fiscal 2002, we utilized charges of $1.3 million with respect to employee severance, and reversed $1.5 million in employee severance costs because actual severance costs incurred were less than estimated in the original plan. We utilized charges with respect to shutdown of duplicative facilities of $1.3 million.

      July 2001 Restructuring. In July 2001, we approved a plan to close and merge manufacturing facilities throughout North America and Europe as a result of the ongoing slowdown in the EMS industry. Concurrent with the plant closures, Sanmina-SCI reduced its workforce by 2,967 people for an estimated cost of $18.2 million, of which $14.1 million was utilized in fiscal 2001. In fiscal 2001, we recorded costs of $40.5 million related to the shutdown of facilities, of which $8.3 million was utilized during the year. At the beginning of fiscal 2002, we had a balance of approximately $4.0 million for accrued employee severance costs, $800,000 for accrued restructuring expenses and $31.4 million for shutdown of duplicative facilities to be expended in future periods. In fiscal 2002, we recorded an employee severance charge to operations of approximately $5.8 million. During fiscal 2002, we utilized charges of approximately $7.7 million in terminating 812 employees during this period. During fiscal 2002, we incurred charges to operations of $5.3 million related to lease payments for permanently vacated properties and other costs. Approximately $14.8 million was utilized for lease payments and other costs during fiscal 2002. We also incurred charges to operations of $9.2 million with respect to asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated and whose estimated fair market value were zero; $7.3 million was utilized in fiscal 2002. During the year ended September 28, 2002, we reversed $2.5 million of restructuring charges, of which $1.9 million related to excess equipment and $600,000 related to shutdown of duplicative facilities, based on revised estimates obtained. The shutdown of the plants discussed above was completed in the fourth quarter of fiscal 2002.

      Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with EITF 95-3. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired entity. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 for fiscal 2002:

		Shutdown and
	Employee	consolidation	Write-off
	severance and	costs of	impaired or
	related	duplicate	redundant
	expenses	facilities	fixed assets	Total

	(in thousands)
	Cash	Cash	Non-cash
Balance at September 29, 2001	$—	$—	$—	—
Additions to restructuring accrual	104,161	36,078	23,724	163,963
Accrual utilized	(64,207)	(12,519)	(19,643)	(96,369)

Balance at September 28, 2002	$39,954	$23,559	$4,081	$67,594

      The following two sections separately present the charges to restructure liability and charges utilized for each of the three restructuring categories set forth in the above table on an aggregate basis for fiscal 2002.

      December 2001 SCI Acquisition Restructuring. In December 2001, we acquired SCI in a purchase business combination. As part of the acquisition of SCI, we recorded an assumed liability, based on SCI management’s plan prior to the acquisition in accordance with EITF 94-3, for expected involuntary employee termination costs of approximately $7.4 million for 158 employee positions. As of September 28, 2002, we had utilized approximately $5.5 million of these charges in connection with the termination of 100 employees during the period. We expect to terminate the remaining employees in the first half of our fiscal 2003. In fiscal 2002, we also incurred charges to restructure liability of $2.3 million related to plant consolidations and closures, of which $354,000 was paid during fiscal 2002.

      SCI Acquisition Restructuring. As part of the acquisition of SCI, we also recorded charges to restructure liability of $96.8 million consisting of planned involuntary employee termination costs related to the involuntary termination of 7,143 employees. We utilized $58.7 million in charges with respect to the termination of 6,446 employees during fiscal 2002. The involuntary employee terminations are expected to be completed by the first half of fiscal 2003. We also incurred charges to restructure liability of $39.1 million with respect to restructuring costs related to lease payments for permanently vacated properties and other costs, approximately $5.3 million of which were later reversed in that period due to a change in customer requirements, and utilized approximately $12.1 million of these charges during fiscal 2002. We incurred charges to restructure liability of $23.7 million of asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated, of which $19.6 million were utilized in fiscal 2002. The closing and consolidation of the plants discussed above are expected to be completed by December 2002.

      We continue to rationalize manufacturing facilities and headcount to better scale capacity to current market and operating conditions. In connection therewith, we will incur additional restructuring charges in fiscal year 2003 and 2004 pursuant to our phase two restructuring plan under which we expect to incur up to approximately $250.0 million of restructuring costs, approximately $50.0 million of which was incurred in the fourth quarter of fiscal 2002 and approximately $200.0 million of which is expected to be incurred in fiscal 2003 and fiscal 2004. We expect that approximately 55% of the costs will be cash and 45% will be non-cash.

Note 10.     Stockholders’ Equity

      Common Stock. In March 2000 and January 2001, Sanmina-SCI effected two-for-one stock splits payable in the form of a dividend. Accordingly, all share and per share data has been adjusted to retroactively

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflect the stock splits. On February 8, 2000, Sanmina-SCI completed a public offering of 19,100,000 shares of common stock at $29.50 per share for the aggregate gross proceeds of $563.5 million.

      Treasury Stock. In September 2001, Sanmina-SCI’s Board of Directors authorized Sanmina-SCI to repurchase up to 5% of the outstanding common stock at market price. The timing of the stock purchases is at the discretion of management. As of September 28, 2002, Sanmina-SCI had purchased approximately 17.3 million shares for a total cost of approximately $141.3 million.

     Sanmina-SCI Stock Option Plans

      Stock Option Plans. The 1990 Incentive Stock Plan (the “Plan”) provides for the grant of incentive stock options, non-statutory stock options, and stock purchase rights to employees and other qualified individuals to purchase shares of Sanmina-SCI’s common stock at amounts not less than 100% of the fair market value of the shares on the date of the grant.

      On January 29, 1999, stockholders approved an amendment to adopt Sanmina-SCI’s 1999 Stock Plan (the “1999 Plan”). The 1999 Plan provides for the grant of incentive stock options, non-statutory stock options, and stock purchase rights to employees and other qualified individuals to purchase shares of Sanmina-SCI’s Common Stock generally at amounts not less than 100% of the fair market value of the shares on the date of the grant. In the event a grant is priced at a level below the then current market value on the date of grant, Sanmina-SCI records the corresponding deferred compensation.

      The 1995 Director Option Plan (the “Director Plan”) provides for the automatic grant of stock options to outside directors of Sanmina-SCI or any subsidiary of Sanmina-SCI at amounts not less than 100% of the fair market value of the shares on the date of grant.

      The 1996 Supplemental Stock Option Plan (the “Supplemental Plan”) permits only the grant of non-statutory options and provides that options must have an exercise price at least equal to the fair market value of Sanmina-SCI’s Common Stock on the date of the grant. Options under the Supplemental Plan may be granted to employees and consultants, but executive officers and directors may not be granted options under the Supplemental Plan.

      The Sanmina-SCI Corporation Stock Option Plan 2000 (the “2000 Plan”) provides for the grant of non-statutory stock options to employees of our subsidiaries in Sweden and Finland. The exercise price of options granted under the 2000 Plan can be less than the market value of a share, but shall not be less than the market value of a share on the day before the date on which invitations to apply for options were issued.

      The French Addendum to the 1999 Stock Plan (the “French Addendum”) provides for the grant of non-statutory options to employees of the subsidiaries of Sanmina-SCI in France. For French tax purposes, the French Addendum is a qualifying plan which will avoid social security charges to the employee provided the shares acquired are not sold within five years of the date on which the option is granted and the option price of the newly issued shares cannot be lower than 80% of the average stock exchange price during the 20 days preceding the grant. Options issued pursuant to this plan are issued at 100% of the market price on the date of grant.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options vest as determined by the Compensation Committee of the Board of Directors and in no event may an option have a term exceeding ten years from the date of the grant. Option activity under the Sanmina-SCI option plans is as follows:

		Weighted
		Average
	Shares	Exercise Price

Balance at October 2, 1999.	26,282,100	$6.90
Hadco Plan	3,096,982	14.59
Granted	9,478,400	27.35
Exercised	(5,455,934)	7.23
Cancelled	(2,177,894)	13.87

Balance at September 30, 2000	31,223,654	13.31
2000 Plan	610,000	28.29
Granted	6,173,326	25.51
Exercised	(4,052,338)	9.76
Cancelled	(2,352,286)	27.27

Balance at September 29, 2001	31,602,356	15.71
SCI Plan	12,798,144	18.11
Granted	16,753,986	9.60
Exercised	(1,165,748)	7.20
Cancelled	(5,576,974)	21.37

Balance at September 28, 2002	54,411,764	$13.99

      The following table summarizes information regarding stock options outstanding under the Sanmina-SCI option plans at September 28, 2002:

Options Outstanding				Option Vested and Exercisable

Range of		Weighted Average
Weighted	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price

$0.63 — $4.07	11,185,703	6.25	$3.30	5,534,530	$2.53
$4.09 — $10.27	12,246,975	6.03	$7.65	8,593,575	$7.01
$10.32 — $13.96	12,170,980	8.14	$13.11	4,529,615	$12.91
$13.97 — $25.47	11,418,809	7.33	$19.13	6,315,170	$18.74
$25.74 — $57.82	7,389,297	7.94	$34.20	3,138,683	$34.42

$0.63 — $57.82	54,411,764	7.08	$13.99	28,111,573	$12.77

      The number of exercisable options and the weighted average exercise price as of September 29, 2001 and September 30, 2000 were 17,638,780 at $10.04 per share and 15,866,128 at $13.31 per share, respectively.

      Sanmina-SCI Employee Stock Purchase Plan. Sanmina-SCI’s employee stock purchase plan (the “Purchase Plan”) provides for the issuance of up to 14,200,000 shares of common stock. Under the Purchase Plan, employees may purchase, on a periodic basis, a limited number of shares of common stock through payroll deductions over a six-month period. The per share purchase price is 85% of the fair market value of the stock at the beginning or end of the offering period, whichever is lower. As of September 28, 2002, 10,199,795 shares had been issued under the Purchase Plan.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Hadco Employee Stock Purchase Plan. Hadco’s Employee Stock Purchase Plan (“ESP Plan”) was approved by the Hadco stockholders in March 1998 to allow eligible employees, as defined in the ESP Plan, to purchase shares of common stock during one or more six-month periods through payroll deductions. Shares were purchased at 85% of fair value, as defined. A total of 1,400,000 shares of common stock were reserved for purchase under the ESP Plan. During fiscal 2000, Hadco issued 296,992 under the ESP Plan. As of September 30, 2000, Sanmina-SCI had closed the plan. Shares that were available for purchase under the ESP Plan have expired.

      Authorized Shares. As of September 28, 2002, Sanmina-SCI has reserved the following shares of authorized but unissued common stock:

Convertible subordinated debt	36,737,598
Stock option plans	75,774,157
Employee stock purchase plan	4,000,205

116,551,960

      Stock-based Compensation Sanmina-SCI accounts for its stock option plans and employee stock purchase plan under APB Opinion No. 25 and related interpretations. Had compensation cost for all plans been determined consistent with SFAS No. 123, Sanmina-SCI’s net income (loss) and net income (loss) per share would have been the following pro forma amounts:

	Year Ended

	September 28,	September 29,	September 30,
	2002	2001	2000

	(in thousands, except per share data)
Net income (loss):
As reported	$(2,696,753)	$40,446	$210,094
Pro forma	$(2,763,677)	$(18,778)	$162,794
Basic earnings/(loss) per share:
As reported	$(5.60)	$0.13	$0.69
Pro forma	$(5.73)	$(0.06)	$0.53
Diluted earnings/(loss) per share:
As reported	$(5.60)	$0.12	$0.65
Pro forma	$(5.73)	$(0.06)	$0.48

      The weighted average fair values of options granted by Sanmina-SCI during fiscal 2002, 2001, and 2000 was $6.00, $22.46 and $19.51 per share, respectively. The fair value of each stock option granted or stock issued under the employee stock purchase plans is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants or issuances in fiscal 2002, 2001, and 2000, respectively.

	Year Ended

	September 28,	September 29,	September 30,
	2002	2001	2000

Volatility	95%	99%	67%
Risk-free interest rate	3.34%	5.0%	5.75%
Dividend yield	0%	0%	0%
Expected lives (management and directors) beyond vesting	1.1 years	1.2 years	1.1 years
Expected lives (employees) beyond vesting	0.6 years	0.6 years	0.5 years

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.     Income Taxes

      The provision (benefit) for income taxes is based upon income (loss) before income taxes as follows:

	Year ended

	September 28,	September 29,	September 30,
	2002	2001	2000

	(in thousands)
Income(loss) before income taxes
Domestic	$(438,347)	$55,416	$302,151
International	(2,376,545)	27,376	47,820

	$(2,814,892)	$82,792	$349,971

      The provision (benefit) for income taxes consists of the following:

	Year ended

	September 28,	September 29,	September 30,
	2002	2001	2000

	(in thousands)
Federal
Current	$(132,802)	$98,721	$142,826
Deferred	36,828	(60,049)	(44,314)

State	(95,974)	38,672	98,512

Current	—	12,673	27,341
Deferred	(23,434)	(7,783)	(4,023)

	(23,434)	4,890	23,318

Foreign taxes
Current	(13,019)	(7,109)	18,047
Deferred	14,288	5,893	—

	1,269	(1,216)	18,047

Total provision (benefit) for income taxes	$(118,139)	$42,346	$139,877

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the deferred income tax assets and liabilities are as follows:

	As of

	September 28,	September 29,
	2002	2001

	(in thousands)
Current deferred tax assets:
Reserves not currently deductible	$324,474	$86,133
Accruals not currently deductible	35,355	66,893
Net operating loss carryforwards	26,906	4,495
Deferred compensation	9,902	1,114
Other	4,841	5,338

Total current deferred income tax asset	401,478	163,973
Valuation allowance	(89,294)	(4,074)

Net current deferred income tax asset	$312,184	$159,899

Noncurrent deferred tax assets and liabilities:
Deferred tax assets:
Acquisition related intangibles	$64,668	$—

Gross noncurrent deferred tax asset	$64,668	$—

Deferred tax liabilities:
Acquisition related intangibles	$—	$(36,572)
Depreciation differences	(5,644)	(23,334)
Foreign earnings	(73,299)	—
Other	(2,909)	(1,092)

Gross noncurrent deferred tax liability	$(81,852)	$(60,998)

Net noncurrent deferred tax asset (liability)	$(17,184)	$(60,998)

      In accordance with SFAS No. 109 “Accounting for Income Taxes”, Sanmina-SCI believes it is more likely than not that Sanmina-SCI will not realize a portion of the benefits of certain deferred tax assets, and accordingly, has provided a valuation allowance for them. Approximately $37.0 million of the valuation allowance at September 28, 2002 relates to deferred tax assets acquired in connection with the merger with SCI (see Note 8). Any portion of this amount for which tax benefits are subsequently recognized will be allocated to reduce goodwill.

      Sanmina-SCI has no present intention of remitting undistributed earnings of foreign subsidiaries aggregating approximately $65.0 million as of September 28, 2002, and, accordingly, no deferred tax liability has been established relative to these earnings.

      At September 28, 2002, Sanmina-SCI had net operating loss carryforwards totaling approximately $303.0 million of which $59.0 million will begin expiring in fiscal 2010, $231.0 million will begin expiring in fiscal 2014 and the remaining $13.0 million does not expire.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is a reconciliation of statutory federal tax rate to the effective tax rate resulting from the computation of the provision (benefit) for income taxes:

	Year Ended

	2002	2001	2000

Federal tax at statutory rate	(35.00)%	35.00%	35.00%
State income taxes, net of federal benefit	(0.83)	4.16	4.66
Foreign subsidiary income(loss)	6.74	(2.95)	0.27
Effect of non-deductible goodwill impairment and amortization	23.15	16.76	0.89
Tax exempt interest income	—	—	(0.17)
Foreign sales benefit	(0.40)	(4.11)	(0.69)
Tax credits	—	(0.83)	(0.43)
Change in valuation allowance	1.93	3.86	(0.62)
Merger and acquisition costs	—	1.16	1.63
Other	0.21	(1.90)	(0.58)

Provision (benefit) for income taxes	(4.20)%	51.15%	39.96%

Note 12.     Business Segment, Geographic and Customer Information

      SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers, or decision making group, in deciding how to allocate resources and in assessing performance.

      Sanmina-SCI’s chief operating decision maker is the Chief Operating Officer. Based on the evaluation of financial information by the Chief Operating Officer, management currently believes that Sanmina-SCI operates in two geographic segments, domestic (U.S.A.) and international operations. Revenues are attributable to the country in which the product is manufactured. For the year ended September 28, 2002, one foreign country, Mexico, represented greater than 10% of net sales on a consolidated basis. Revenue derived from our Mexican operations was approximately $923.8 million for the year ended September 28, 2002. As of September 28, 2002, no foreign country’s assets exceeded 10% of consolidated assets. During fiscal 2001 and 2000, assets and revenues attributable to any individual foreign country did not exceed 10% of the total assets or revenues, respectively. Each segment manufactures, tests and services a full spectrum of complex printed circuit boards, custom backplane interconnect devices, and electronic assembly services. The chief operating decision maker evaluates performance based upon each segment’s operating income. Operating income is defined as income before interest income (expense), other income (expense) and income taxes.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes financial information by geographic segment:

	Year Ended

	September 28,	September 29,	September 30,
	2002(1)(2)	2001	2000

	(in thousands)
Net sales
Domestic	$3,875,001	$3,067,208	$3,181,949
International	4,886,629	986,840	1,057,153

Total	$8,761,630	$4,054,048	$4,239,102

Operating income (loss)
Domestic	$(421,582)	$108,638	$301,389
International	(2,342,601)	(45,165)	60,067

Total	$(2,764,183)	$63,473	$361,456

(1)	Includes goodwill impairment loss of $2.7 billion.

(2)	On December 6, 2001, we acquired SCI in a purchase business combination. The consolidated financial statements include the operating results of SCI from December 3, 2001, the accounting period close nearest to the acquisition date of December 6, 2001.

	As of

	September 28,	September 29,	September 30,
	2002(1)(2)	2001	2000

	(in thousands)
Long-lived assets (excludes goodwill and intangibles)
Domestic	$643,227	$604,474	$631,139
International	566,965	158,167	153,686

Total	$1,210,192	$762,641	$784,825

Depreciation and amortization
Domestic	$150,342	$149,055	$144,418
International	99,230	31,738	20,802

Total	$249,572	$180,793	$165,220

Capital expenditures
Domestic	$36,414	$156,269	$150,927
International	56,577	31,262	54,669

Total	$92,991	$187,531	$205,596

      Although Sanmina-SCI seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina-SCI’s net sales. During fiscal 2002, 2001, and 2000, sales to Sanmina-SCI’s ten largest customers accounted for 65.8%, 51.1%, and 54.8%, respectively, of Sanmina-SCI’s consolidated net sales. In fiscal 2002, sales to Sanmina-SCI’s two largest customers represented 18.0% and 15.8%, respectively, of Sanmina-SCI’s net sales and included sales reported in both the domestic and international segments. In fiscal 2001, no single customer individually accounted for 10.0% or more of net sales. In 2000, sales to Sanmina-SCI’s largest customer individually represented 11.4% of net sales.

FINANCIAL STATEMENT SCHEDULE

      The financial statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SANMINA-SCI CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged
	Beginning of	(Credited) to		Charges	Balance at End
	Period	Operations	SCI Merger	Utilized	of Period

	(in thousands)
Allowance for Doubtful Accounts
Fiscal year ended September 30, 2000	$10,940	$20,595	$—	$(3,703)	$27,832
Fiscal year ended September 29, 2001	27,832	29,727	—	(8,954)	48,605
Fiscal year ended September 28, 2002	48,605	(1,421)	58,606	(19,566)	86,224
Restructuring Reserves
Fiscal year ended September 30, 2000	$10,098	$27,338	$—	$(21,862)	$15,574
Fiscal year ended September 29, 2001	15,574	159,132	—	(129,591)	45,115
Fiscal year ended September 28, 2002	45,115	171,795	163,963	(266,269)	114,604

      Sanmina-SCI is including in this Annual Report on Form 10-K, pursuant to Rule 2-02(e) of Regulation S-X, the prior year’s Report of Independent Public Accountants on Financial Statement Schedule from the prior independent public accountants, Arthur Andersen LLP. This report was previously issued by Arthur Andersen LLP, for filing with our Annual Report on Form 10-K for fiscal 2001, and has not been reissued by Arthur Andersen LLP. This report refers to previous consolidated financial statements which are not included in the current filing (consisting of the consolidated balance sheet as of September 30, 2000 and the consolidated statement of operations, comprehensive income, stockholders’ equity and cash flows for the year ended October 2, 1999).

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Sanmina-SCI Corporation included in this Annual Report on Form 10-K and have issued our report thereon dated October 22, 2001 (except with respect to the matters discussed in Note 14, as to which the date is December 6, 2001). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 of this Annual Report on Form 10-K is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

San Jose, California

October 22, 2001

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANMINA-SCI CORPORATION
(Registrant)

By /s/ JURE SOLA

Jure Sola
Co-Chairman and Chief Executive Officer

Date: December 3, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JURE SOLA Jure Sola	Chief Executive Officer and Director (Principal Executive Officer)	December 3, 2002

/s/ A. EUGENE SAPP, JR. A. Eugene Sapp, Jr.	Director	December 3, 2002

/s/ RANDY W. FURR Randy W. Furr	Director	December 3, 2002

/s/ RICK R. ACKEL Rick R. Ackel	Chief Financial Officer (Principal Financial and Accounting Officer)	December 3, 2002

/s/ NEIL BONKE Neil Bonke	Director	December 3, 2002

John Bolger	Director	December 3, 2002

/s/ MARIO M. ROSATI Mario M. Rosati	Director	December 3, 2002

/s/ JOSEPH M. SCHELL Joseph M. Schell	Director	December 3, 2002

/s/ WAYNE SHORTRIDGE Wayne Shortridge	Director	December 3, 2002

Signature	Title	Date

/s/ BERNARD VONDERSCHMITT Bernard Vonderschmitt	Director	December 3, 2002

/s/ JACKIE M. WARD Jackie M. Ward	Director	December 3, 2002

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Jure Sola, certify that:

      1.     I have reviewed this annual report on Form 10-K of Sanmina-SCI Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 3, 2002

/s/ JURE SOLA

Jure Sola
Principal Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Rick R. Ackel, certify that:

      1.     I have reviewed this annual report on Form 10-K of Sanmina-SCI Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 3, 2002

/s/ RICK R. ACKEL

Rick R. Ackel
Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001
3.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.2	Amended and Restated Bylaws of the Registrant, dated December 7, 2001.
4.2(5)	Preferred Stock Rights Agreement, dated as of May 17, 2001 between the Registrant and Wells Fargo National Bank, Minnesota, N.A., including the form of Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C.
4.3(6)	Indenture dated July 22, 1999, between the Registrant and Wells Fargo Bank, N.A. as Trustee
4.4(7)	Indenture dated September 12, 2000, between the Registrant and Wells Fargo Bank, N.A. as Trustee.
4.5(8)	Subordinated Indenture dated March 15, 2000, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee (“Subordinated Indenture”).
4.5.1(9)	Supplemental Indenture No. 1 to the Subordinated Indenture, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee.
4.5.2	Supplemental Indenture No. 2 to the Subordinated Indenture, by and among SCI Systems, Inc., Sanmina Corporation, as Guarantor, and Bank One Trust Company, National Association, as Trustee.
10.2(10)	Amended 1990 Incentive Stock Plan.
10.3(11)	1993 Employee Stock Purchase Plan.
10.29(12)	1999 Stock Plan.
10.29.1	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.30(13)	1995 Director Option Plan.
10.31(14)	1996 Supplemental Stock Plan.
10.32(15)	Hadco Corporation 1998 Stock Plan, as Amended and Restated March 3, 1999.
10.33(16)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated July 1, 1998.
10.34(17)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated April 7, 1998.
10.35(18)	SCI Systems, Inc. 1994 Stock Option Incentive Plan.
10.36(19)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.37(20)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10.42(21)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.43(22)	Employment Agreement, dated July 13, 2001, between the Registrant, SCI Systems, Inc. and A. Eugene Sapp, Jr.
10.45(23)	Agreement and Plan of Reorganization, dated July 13, 2001 (as amended and restated), by and among the Registrant, Sun Acquisition Subsidiary, Inc. and SCI Systems, Inc.
10.46(24)	Credit Agreement (Multi-Year), dated as of December 6, 2001, by and among the Registrant, certain subsidiaries of Registrant, Bank of America, N.A. and several financial institutions (“Multi-Year Credit Agreement”).
10.46.1	Amendment Agreement to the Multi-Year Credit Agreement, dated as of June 21, 2002, by and among the Registrant, certain subsidiaries of Registrant, Bank of America, N.A. and several financial institutions.

Exhibit
Number	Description

10.47(25)	Credit Agreement (364-Day), dated as of December 6, 2001, by and among the Registrant, certain subsidiaries of Registrant, Bank of America, N.A. and several financial institutions (“364-Day Credit Agreement”).
10.47.1	Amendment Agreement to the 364-Day Credit Agreement, dated as of June 21, 2002, by and among the Registrant, certain subsidiaries of Registrant, Bank of America, N.A. and several financial institutions.
10.48	Third Amended and Restated Receivables Purchase Agreement, dated as of July 31, 2002, by and among the Registrant, SCI Funding, Inc., SCI Technology, Inc., Quincy Capital Corporation, Amsterdam Funding Corporation, Bank of America, N.A. and ABN Amro Bank, N.V. (“Third Amended and Restated Receivables Purchase Agreement”).
10.48.1	First Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of August 13, 2002, by and among the Registrant, SCI Funding, Inc., SCI Technology, Inc., Quincy Capital Corporation, Amsterdam Funding Corporation, Bank of America, N.A. and ABN Amro Bank, N.V.
10.48.2	Second Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of October 8, 2002, by and among the Registrant, SCI Funding, Inc., SCI Technology, Inc., Quincy Capital Corporation, Amsterdam Funding Corporation, Bank of America, N.A. and ABN Amro Bank, N.V.
10.49	Deferred Compensation Plan for Outside Directors.
10.50	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.50.1	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).
16.1(26)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated April 22, 2002.
16.2(26)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 17, 2002.
16.3(26)	Letter from Ernst & Young LLP to the Securities and Exchange Commission dated May 30, 2002.
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, independent public accountants.
99.1(27)	Sanmina-SCI Corporation Press Release issued April 18, 2002.
99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.

(3)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2001, filed with the SEC on December 21, 2001.

(4)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on August 10, 2001.

(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A, filed with the SEC on May 25, 2001.

(6)	Incorporated by reference to Exhibit 25.1 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on July 30, 1999.

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on November 20, 2000.

(8)	Incorporated by reference to Exhibit 2.2 to SCI Systems, Inc.’s Registration Statement on Form 8-A12B, SEC File No. 001-12821, filed with the SEC on March 9, 2000.

(9)	Incorporated by reference to Exhibit 41 to SCI Systems, Inc.’s Report on Form 8-K, SEC File No. 001-12821, filed with the SEC on April 5, 2000.

(10)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K, SEC File No. 000-21272, filed with the SEC on December 29, 1994.

(11)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.

(12)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Report on Form S-8, filed with the SEC on May 25, 1999.

(13)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.

(14)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.

(15)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(16)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(17)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(18)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(19)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(20)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(21)	Incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.

(22)	Incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on August 10, 2001.

(23)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on August 10, 2001.

(24)	Incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002, filed with the SEC on May 13, 2002.

(25)	Incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002, filed with the SEC on May 13, 2002.

(26)	Incorporated by reference to Exhibit 16 to the Registrant’s Report on Form 8-K, filed with the SEC on April 23, 2002.

(27)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the SEC on April 23, 2002.