Form 10-Q
period 2002-12-28
SANMINA-SCI CORP
filed 2003-02-11
CIK 897723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2002

or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      As of February 6, 2003, there were 509,351,830 shares outstanding of the issuer’s common stock, $0.01 par value per share.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 4.6
EXHIBIT 4.7
EXHIBIT 4.8
EXHIBIT 4.9
EXHIBIT 4.10
EXHIBIT 10.51
EXHIBIT 10.52
EXHIBIT 99.1
EXHIBIT 99.2

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	December 28,	December 29,
	2002	2001

	(In thousands, except per share data)

	(Unaudited)
Net sales	$2,536,961	$1,130,461
Cost of sales	2,428,004	1,077,354

Gross profit	108,957	53,107

Operating expenses:
Selling, general and administrative	83,292	51,988
Amortization of intangibles	1,609	1,478
Integration costs	2,396	—
Restructuring costs	34,093	62,691

Total operating expenses	121,390	116,157

Operating income (loss)	(12,433)	(63,050)
Interest income	3,321	13,257
Interest expense	(21,477)	(20,657)
Other income (expense)	19,382	(1,671)

Other income (expense), net	1,226	(9,071)

Income (loss) before provision (benefit) for income taxes	(11,207)	(72,121)
Provision (benefit) for income taxes	(3,698)	(26,898)

Net income (loss)	$(7,509)	$(45,223)

Earnings (Loss) per share:
Basic	$(0.01)	$(0.12)
Diluted	$(0.01)	$(0.12)
Shares used in computing per share amounts:
Basic	509,567	374,883
Diluted	509,567	374,883

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 28,	September 28,
	2002	2002

	(Unaudited)	(Derived from
		Audited
		Financials)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,525,401	$1,064,534
Short-term investments	44,219	99,140
Accounts receivable, net	1,435,299	1,394,515
Inventories	1,083,633	1,123,016
Deferred income taxes — current	317,119	312,184
Income taxes receivable	54,361	33,591
Prepaid expenses and other	89,029	132,058

Total current assets	4,549,061	4,159,038
Property, plant and equipment, net	1,081,318	1,084,454
Long-term investments	19,462	73,955
Goodwill and intangibles	2,149,736	2,148,827
Deposits and other	73,945	51,783

Total assets	$7,873,522	$7,518,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,129	$265,899
Accounts payable	1,336,062	1,279,451
Accrued liabilities	407,103	366,500
Accrued payroll and related benefits	149,158	142,139

Total current liabilities	1,908,452	2,053,989

Long-term liabilities:
Long-term debt, net of current portion	2,461,692	1,975,331
Deferred income tax liability	21,517	17,184
Other liabilities	61,857	56,838

Total long-term liabilities	2,545,066	2,049,353

Stockholders’ equity:
Common stock	5,289	5,254
Additional paid-in capital	5,683,854	5,675,401
Treasury stock	(190,290)	(190,261)
Accumulated other comprehensive loss	(5,966)	(10,305)
Retained earnings (deficit)	(2,072,883)	(2,065,374)

Total stockholders’ equity	3,420,004	3,414,715

	$7,873,522	$7,518,057

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	December 28,	December 29,
	2002	2001

	(In thousands)

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(7,509)	$(45,223)
Adjustments to reconcile net loss to cash provided by operating activities:
Restructuring costs	11,218	26,623
Depreciation and amortization	61,631	54,184
Deferred income taxes	(602)	(67,515)
Provision (benefit) for doubtful accounts	(2,736)	(6,488)
Loss on disposal of property and equipment	13,424	5,990
Loss from investment in 50% or less owned companies	1,643	—
Gain from repurchase of convertible notes	(23,223)	—
Other, net	168	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(38,048)	64,093
Net proceeds from asset securitization program	—	29,500
Inventories	39,875	281,887
Prepaid expenses, deposits and other	43,218	14,030
Income tax accounts	(20,770)	43,334
Accounts payable and accrued liabilities	44,836	(323,457)

Cash provided by operating activities	123,125	76,958

Cash flows from investing activities:
Purchases of short-term investments	(3,168)	(395,386)
Proceeds from maturity of short-term investments	57,654	653,530
Purchases of property and equipment, net of acquisitions	(19,599)	(19,413)
Proceeds from sale of assets	3,996	1,112
Cash paid for businesses acquired, net of cash acquired	(6,879)	63,623

Cash provided by investing activities	32,004	303,466

Cash flows from financing activities:
Repurchase of convertible notes	(80,448)	—
Payments of long-term debt	(25,039)	(1,015,228)
Proceeds from long-term debt, net of issuance costs	1,002,798	—
Proceeds from (payments of) notes and credit facilities, net	(600,650)	600,000
Payments on long term liabilities, net	—	(1,525)
Proceeds from sale of common stock, net of issuance costs	8,300	6,547
Repurchase of common stock	—	(31,997)

Cash provided by (used for) financing activities	304,961	(442,203)

Effect of exchange rate changes	777	269

Increase (decrease) in cash and cash equivalents	460,867	(61,510)
Cash and cash equivalents at beginning of period	1,064,534	567,649

Cash and cash equivalents at end of period	$1,525,401	$506,139

Supplemental cash flow information
Cash paid during the period for:
Interest	$13,457	$35,780
Income taxes	$8,344	$48,022
Non-cash investing and financing activities:
Stock issued for acquisitions, net of acquisition costs	$—	$4,389,991
Acquisition of property, plant and equipment with long-term investments	$52,850	$—

See accompanying notes.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Basis of Presentation

      The accompanying condensed consolidated financial statements of Sanmina-SCI Corporation (“Sanmina-SCI”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation.

      The results of operations for the three months ended December 28, 2002 are not necessarily indicative of the results that may be expected for the year ending September 27, 2003. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 28, 2002, included in Sanmina-SCI’s annual report on Form 10-K.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

      Foreign Currency Translation — For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported as a separate component of stockholders’ equity. Remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other income (expense) net in the accompanying consolidated statements of operations.

      Cash and Cash Equivalents — Sanmina-SCI considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 28, 2002, cash and cash equivalents includes $88.1 million of restricted cash and cash equivalents, primarily related to accounts collateralizing letters of credit.

      Goodwill and Intangibles — Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. Sanmina-SCI adopted SFAS No. 142 in the first quarter of fiscal 2002 and no longer amortizes goodwill. Sanmina-SCI evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. During the fourth quarter of fiscal 2002, we recorded an impairment loss of

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $2.7 billion in connection with the annual impairment test.

      Sanmina-SCI has determined that there are two reportable units: international and domestic. Goodwill information for each reportable unit is as follows (in thousands):

	As of	Additions	As of
	September 28,	to	December 28,
	2002	Goodwill	2002

Segments:
Domestic	$1,213,205	$527	$1,213,732
International	888,445	1,991	890,436

Total	$2,101,650	$2,518	$2,104,168

      Sanmina-SCI has certain identifiable intangible assets that are subject to amortization. The components of intangible assets are as follows (in thousands):

	December 28, 2002			September 28, 2002

	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized Intangibles	$78,476	$32,908	$45,568	$78,476	$31,299	$47,177

      Intangible asset amortization expense for the three months ended December 28, 2002 and December 29, 2001 was approximately $1.6 million and $1.5 million, respectively.

      Estimated annual amortization expense is as follows (in thousands):

Fiscal years:

2003 (remainder)	$4,803
2004	6,412
2005	6,412
2006	5,326
2007	5,112
2008	5,112
Thereafter	12,391

$45,568

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

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Warranty reserves — Sanmina-SCI establishes a warranty provision on shipped products based on individual manufacturing contract requirements and past warranty experience. Each period end the balance is reviewed to ensure its adequacy. Accrued warranty reserves at September 28, 2002 and December 28, 2002 were less than one percent of total current liabilities.

      Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share includes dilutive common stock equivalents using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock, if dilutive. For the quarters ended December 28, 2002 and December 29, 2001, 32,418,745 and 30,218,177 potentially dilutive shares from the conversion of the convertible subordinated debt and after-tax interest expense of $9.7 million and $8.5 million, respectively, were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. All stock options are anti-dilutive for the three months ended December 28, 2002 and December 29, 2001 due to the net losses for the periods.

      Recent Accounting Pronouncements — In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. Sanmina-SCI adopted SFAS 143 in the first quarter of fiscal 2003, and there was no significant impact on its financial position, results of operations and cash flows.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.” The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. Sanmina-SCI adopted SFAS 144 on September 29, 2002, with no resulting impact on its financial position, results of operations, and cash flows.

      In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make certain technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002, with early adoption permitted and, in general, are to be applied prospectively. In the fourth quarter of fiscal 2002, we elected to apply the provisions of SFAS No. 145 related to the rescission of SFAS No. 4. Accordingly, gains or losses resulting from the early retirement of debt in all periods have been reflected as other income (expense) on the accompanying consolidated statements of operations.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement revises the rules as to how companies account for exit and disposal activities under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity.” Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to record a charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a company previously recorded under EITF 94-3 are grandfathered. We do not expect SFAS No. 146 to have a significant impact on our financial position, results of operations and cash flows.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Sanmina-SCI is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending September 27, 2003 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 29, 2003. The adoption of SFAS No. 148 will not have an effect on Sanmina-SCI’s financial position or results of operations as we do not intend to adopt the fair value method of accounting for stock-based employee compensation.

      In November 2002, the FASB issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. Management believes that the adoption of Interpretation 45 will not have a material impact on Sanmina-SCI’s financial position or results of operations.

      In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Sanmina-SCI believes that the adoption of Interpretation 46 will not have a material impact on its financial position or results of operations.

      Reclassifications — Sanmina-SCI has reclassified certain prior period information to conform to the current period’s presentation.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Restructuring Costs

      Costs associated with restructuring activities initiated prior to December 31, 2002 other than those activities related to a purchase business combination are accounted for in accordance with EITF 94-3. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 for the periods in which activity pursuant to our ongoing restructuring plans has taken place through the first quarter of fiscal 2003.

			Shutdown and
	Employee		Consolidation	Write-off
	Severance and	Restructuring	Costs of	Impaired or
	Related	and Other	Duplicate	Redundant
	Expenses	Expenses	Facilities	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 30, 2000	$14,742	$832	$—	$—	$15,574
Charges to operations	12,628	4,064	42,487	99,953	159,132
Charges utilized	(19,639)	(4,057)	(5,942)	(99,953)	(129,591)

Balance at September 29, 2001	7,731	839	36,545	—	45,115
Charges to operations	31,100	10,101	31,009	99,585	171,795
Charges utilized	(28,487)	(10,161)	(31,667)	(99,585)	(169,900)

Balance at September 28, 2002	10,344	779	35,887	—	47,010
Charges to operations	11,362	—	11,513	11,218	34,093
Charges utilized	(3,314)	(779)	(12,992)	(11,218)	(28,303)

Balance at December 28, 2002	$18,392	$—	$34,408	$—	$52,800

     Fiscal 2002

      September 2002 Restructuring. In September 2002, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities in North America, Europe and Asia as a result of the ongoing slowdown in the industry. In fiscal 2002, we recorded charges to operations of $3.1 million for planned employee severance expenses related to the involuntary termination of 540 employees, and we utilized charges of approximately $1.7 million as a result of terminating 144 employees. In fiscal 2002 we also recorded charges to operations of $4.2 million for the shutdown of duplicative facilities related to non-cancelable lease payments for permanently vacated properties and associated costs, and we utilized charges of $110,000 related to the shutdown of these facilities. We also incurred charges to operations of $38.3 million in fiscal 2002 related to asset write-offs for excess equipment and leasehold improvements at facilities that were permanently vacated. In the first quarter of fiscal 2003, we recorded charges to operations of $4.4 million for severance expenses related to the expected termination of 252 employees, and $5.2 million for non-cancelable lease payments and related costs for the shutdown of duplicative facilities. In the first quarter of fiscal 2003 we also incurred charges to operations of $10.4 million related to asset write-offs for excess equipment and leasehold improvements at permanently vacated facilities. We utilized $1.1 million of accrued severance charges and $6.4 million of accrued facilities related charges in the first quarter of fiscal 2003. As of December 28, 2002, 521 employees have been terminated under this exit plan. We expect the closing of the plants discussed above as well as other activities related to this exit plan to be completed in early fiscal 2004.

      October 2001 Restructuring. In October 2001, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities throughout North America and Europe as a result of the continued slowdown in the industry and economy worldwide. In fiscal 2002, we recorded net charges to

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations of $23.6 million for the expected involuntary termination of 2,762 employees associated with these plant closures, and utilized charges of approximately $17.7 million. We also incurred net charges to operations of $32.3 million in fiscal 2002 for the shutdown of duplicate facilities associated with non-cancelable lease payments for permanently vacated properties, and we utilized approximately $25.7 million of these charges in fiscal 2002. We also incurred charges to operations of $54.0 million in fiscal 2002 related to the write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated, all of which were utilized in fiscal 2002. In the first quarter of fiscal 2003, we recorded charges to operations of $7.0 million for severance costs related to the expected involuntary termination of 298 employees, and $6.3 million for non-cancelable lease payments and other costs related to the shutdown of duplicate facilities. We utilized accrued severance charges of $1.4 million and accrued facilities related charges of $2.8 million during the first quarter of fiscal 2003. We also incurred charges of $820,000 during the first quarter of fiscal 2003 related to write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. As of December 28, 2002, 2,349 employees have been terminated under this exit plan. We expect the closing of the plants discussed above as well as employee terminations and other related activities to be completed in the third quarter of fiscal 2003.

     Fiscal 2001

      Segerström Restructuring. In March 2001, we acquired Segerström in a pooling of interests business combination and announced our restructuring plan. During fiscal 2001 and 2002, we recorded net charges to operations of $5.7 million for the involuntary termination of 470 employee positions, and utilized $4.8 million of these charges. During those periods we also recorded charges to operations of $5.2 million related to the consolidation of duplicate facilities, of which $1.3 million was utilized. In the first quarter of fiscal 2003, we utilized $400,000 with respect to employee severance and $300,000 with respect to shutdown of duplicate facilities.

      July 2001 Restructuring. In July 2001, we approved a plan to close and merge manufacturing facilities throughout North America and Europe as a result of the ongoing slowdown in the EMS industry. During fiscal 2001 and 2002, we recorded charges to operations of $24.0 million for severance costs for involuntary employee terminations, of which $21.8 million was utilized. During those periods we recorded net charges to operations of $45.2 million for lease payments for permanently vacated properties and other costs related to the shutdown of facilities, of which $23.1 million was utilized. Also during fiscal 2001 and fiscal 2002, we recorded and utilized $7.3 million of asset related write-offs of equipment and leasehold improvements to permanently vacated properties. During the first quarter of fiscal 2003, we utilized $367,000 of severance costs related to the termination of 12 employees, $3.5 million of costs related to the shutdown of facilities and $779,000 of other accrued restructuring costs. Manufacturing activities at the plants affected by this plan ceased in the fourth quarter of fiscal 2002.

      Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with EITF 95-3. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired entity. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 for fiscal 2002 and the first quarter of fiscal 2003:

		Shutdown and
	Employee	Consolidation	Write-off
	Severance and	Costs of	Impaired or
	Related	Duplicate	Redundant
	Expenses	Facilities	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Non-cash
Balance at September 29, 2001	$—	$—	$—	$—
Additions to restructuring accrual	104,161	36,078	23,724	163,963
Accrual utilized	(64,207)	(12,519)	(19,643)	(96,369)

Balance at September 28, 2002	$39,954	$23,559	$4,081	$67,594
Additions to restructuring accrual	18,975	6,000	—	24,975
Accrual utilized	(13,393)	(6,006)	(4,081)	(23,480)
Reversal of accrual	(23,968)	(1,007)	—	(24,975)

Balance at December 28, 2002	$21,568	$22,546	$—	$44,114

      The following two sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

      December 2001 SCI Acquisition Restructuring. In December 2001, we acquired SCI in a purchase business combination. As part of the acquisition of SCI, we recorded an assumed liability, based on SCI management’s plan prior to the acquisition in accordance with EITF 94-3, for expected involuntary employee termination costs of approximately $7.4 million for 158 employee positions. As of September 28, 2002, we had utilized approximately $5.5 million of these charges in connection with the termination of 100 employees during the period. In fiscal 2002, we also incurred charges of $2.3 million related to plant consolidations and closures, of which $354,000 was paid during fiscal 2002. In the first quarter of fiscal 2003, we utilized the remaining $1.9 million of accrued severance, and utilized the remaining $1.9 million of accrued costs related to plant consolidations and closures. We do not expect any further activity under this exit plan.

      SCI Acquisition Restructuring. As part of the acquisition of SCI, we also recorded charges to the restructuring liability of $96.8 million during fiscal 2002 consisting of planned involuntary employee termination costs for 7,143 employees. We utilized $58.7 million in charges with respect to the termination of 6,446 employees during fiscal 2002. During fiscal 2002 we also incurred net charges to the restructuring liability of $33.8 million for restructuring costs related to lease payments for permanently vacated properties and other costs, and utilized approximately $12.1 million of these charges. We incurred charges to restructuring liability of $23.7 million of asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated, of which $19.6 million were utilized in fiscal 2002. In the first quarter of fiscal 2003, we recorded restructuring charges of $19.0 million for severance costs related to the involuntary termination of 486 employees, and utilized $11.5 million for 1,025 employee terminations. We also reversed a total of $24.0 million of accrued severance costs, approximately $18.4 million of which was due to lower than anticipated settlement costs at a major European manufacturing site, and approximately $5.6 million of which related to two plants that were not closed as initially planned due to a change in business requirements. As of December 28, 2002, 7,471 employees had been terminated under this exit plan. In the first quarter of fiscal 2003, we also recorded restructuring charges of $6.0 million for lease payments for permanently vacated properties and other costs, and reversed approximately $1.0 million of previously recorded charges due to lower than estimated costs, and we utilized approximately $4.1 million of these charges during the quarter. We expect the closing and consolidation of the plants discussed above as well as involuntary employee terminations to be completed by the third quarter of fiscal 2003.

      Ongoing restructuring activities — We continue to rationalize manufacturing facilities and headcount to better scale capacity to current market and operating conditions. In connection therewith, we will incur

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional restructuring charges in fiscal year 2003 and 2004 pursuant to our phase two restructuring plan under which we expect to incur up to approximately $250.0 million of restructuring costs, of which approximately $50.0 million was incurred in the fourth quarter of fiscal 2002 and approximately $20.0 million was incurred in the first quarter of fiscal 2003. We expect that approximately 55% of the costs will be cash and 45% will be non-cash.

Note 4 — Comprehensive Income

      Comprehensive income (loss) for Sanmina-SCI consists of net income (loss) plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments, net of tax effects, of $2.9 million and $(4.8) million, for the three months ended December 28, 2002 and December 29, 2001, respectively. Comprehensive income (loss) for the three months ended December 28, 2002 and December 29, 2001 was $(4.6) million and $(50.1) million, respectively. As of December 28, 2002, the cumulative unrealized holding gain on investments and cumulative foreign currency translation adjustments were $0.3 million and $(6.2) million, respectively. As of September 28, 2002, the cumulative unrealized holding gain on investments and cumulative foreign currency translation adjustments was $0.7 million and $(11.0) million, respectively.

Note 5 — Inventories

      Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Provisions when required are made to reduce excess inventories to their estimated net realizable values. It is possible that estimates of net realizable values can change in the near term. The components of inventories, net of provisions, are as follows:(in thousands):

	As of

	December 28,	September 28,
	2002	2002

Raw materials	$686,879	$742,351
Work-in-process	223,578	235,497
Finished goods	173,176	145,168

	$1,083,633	$1,123,016

Note 6 — Long-Term Debt

      Refinancing — On December 23, 2002, Sanmina-SCI issued $750.0 million of 10.375% Senior Secured Notes due January 15, 2010 (the “10.375% Notes”) in a private placement to qualified investors, as part of a refinancing transaction pursuant to which Sanmina-SCI also entered into a $275.0 million senior secured credit facility (the “Credit Facility”). A portion of the net proceeds of the 10.375% Notes and Credit Facility was used to repay all outstanding amounts under our three-year revolving credit facility and to repurchase all outstanding receivables sold under our receivables securitization facility. These transactions are referred to collectively as the Refinancing.

      The 10.375% Notes are fully and unconditionally guaranteed by substantially all of Sanmina-SCI’s United States subsidiaries and are secured by a second priority security interest in the same collateral securing our obligations under the credit facility which includes substantially all of the personal property assets of Sanmina-SCI and its United States subsidiaries located in the United States, a pledge of the capital stock of substantially all of the Sanmina-SCI’s United States subsidiaries, a pledge of 65% of the capital stock of certain of Sanmina-SCI’s first-tier foreign subsidiaries, and mortgages on certain domestic real estate. Sanmina-SCI may redeem the 10.375% Notes, in whole or in part, at anytime beginning on January 15, 2007 at a redemption price initially of 105.188%, declining to 102.594% on January 15, 2008 and 100.000% on

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 15, 2009. Sanmina-SCI may also redeem the 10.375% Notes, in whole or in part, at any time prior to January 15, 2007 at a redemption price equal to the principal amount plus accrued interest to the redemption date plus a make-whole premium specified in the indenture. In the event of a change of control of Sanmina-SCI, Sanmina-SCI will be required to offer to repurchase the 10.375% Notes at a repurchase price of 101% of the principal amount plus accrued interest to the repurchase date. The indenture includes covenants that, among other things, limit in certain respects Sanmina-SCI and its restricted subsidiaries from incurring debt, making investments and other restricted payments, paying dividends on capital stock, redeeming capital stock or subordinated obligations and creating liens. In the event that Sanmina-SCI obtains the investment grade rating specified in the indenture and certain other conditions are met, the collateral securing the 10.375% Notes will be permanently released, and Sanmina-SCI will no longer required to comply with certain of the indenture covenants specified above for as long as Sanmina-SCI retains the investment grade rating specified in the indenture.

      The Credit Facility currently bears interest at an annual rate equal to a reserve adjusted eurodollar rate plus 4.0% (the reserve adjusted eurodollar rate was 1.41% at December 28, 2002). The principal amount of the Credit Facility is repayable in quarterly installments of $687,500 from March 31, 2003 through December 31, 2005, $13.75 million from March 31, 2006 through December 31, 2006, and $52.94 million from March 31, 2007 through December 23, 2007, plus interest. The Credit Facility is guaranteed by substantially all of Sanmina-SCI’s United States subsidiaries (the “Guarantors”) and is secured by a first priority security interest in substantially all of the personal property assets of Sanmina-SCI and the Guarantors, a pledge of the capital stock of the Guarantors, a pledge of 65% of the capital stock of certain of Sanmina-SCI’s first-tier foreign subsidiaries and mortgages on certain domestic real estate. The Credit Facility is prepayable at Sanmina-SCI’s option at 103% through December 22, 2003, 102% from December 23, 2003 through December 22, 2004, 101% from December 23, 2004 through December 22, 2005, and 100% thereafter. The Credit Facility provides for various operational and financial covenants, including limitations on incurring indebtedness and creating liens, restrictions on the payment of dividends and other restricted payments, restrictions on sales of assets, restrictions on acquisitions, maintenance of a minimum interest coverage ratio and a maximum secured leverage ratio and limits on capital expenditures.

      Sanmina-SCI entered into an interest rate swap to hedge its mix of short-term and long-term interest rate exposures resulting from certain of Sanmina-SCI’s outstanding debt obligations. During the first quarter of fiscal 2003, Sanmina-SCI entered into an interest rate swap transaction related to the 10.375% Notes due 2010 pursuant to which we pay a variable rate and receive a fixed rate. The interest rate swap has a total notional amount of $525.0 million. Under the swap agreement, Sanmina-SCI pays an interest rate equal to the six-month LIBOR rate plus 6.125%, determined semi-annually in arrears. In exchange, Sanmina-SCI receives a fixed interest rate of 10.375%. The swap agreement effectively replaces the fixed interest rate that Sanmina-SCI pays on $525.0 million principal amount of its 10.375% Notes with a variable interest rate. The swap was designated as fair value hedge under SFAS No. 133. Management believes that the interest rate swap meets the criteria established by SFAS No. 133 for short cut accounting; therefore, there is no gain or loss related to the interest rate swap recognized in the statement of operations.

      Revolving Credit Agreements — In December 2001, Sanmina-SCI entered into two separate facilities consisting of a $250.0 million 364-day credit facility and a $500.0 million three-year credit facility with a syndicate of banks. As of September 28, 2002, $400.0 million was outstanding under these credit facilities. The 364-day credit facility terminated in accordance with its terms on December 4, 2002. The balance outstanding under the three-year credit facility was repaid and the facility was terminated in December 2002 in connection with the Refinancing.

      Asset Securitization — We were a party to an asset securitization agreement that gave us the option to periodically transfer undivided percentage ownership interests, of up to $200.0 million, in a revolving pool of eligible trade receivables to conduit and bank purchasers. The net accounts receivables sold under the program

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at September 28, 2002 were included in the accounts receivable balance and the associated debt was recorded as current portion of long-term debt on the consolidated balance sheet. The asset securitization agreement was terminated, and the accounts receivable sold thereunder were repurchased, in December 2002 in connection with the Refinancing.

      Repurchase of convertible debt — During the quarter ended December 28, 2002, Sanmina-SCI repurchased, through unsolicited privately negotiated transactions, $50.0 million aggregate principal amount of the 3% Convertible Subordinated Notes due 2007 of SCI Systems, Inc., one of our wholly-owned subsidiaries, $27.5 million aggregate principal amount of the 4 1/4% Convertible Subordinated Notes due 2004, and $149.1 million aggregate principal amount at maturity (having an accreted value of $73.7 million) of the Zero Coupon Convertible Subordinated Debentures due 2020, resulting in a net gain of $23.3 million, which is reflected as other income in the accompanying statement of operations.

Note 7 — Business Segment and Customer Information

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

      Sanmina-SCI’s chief operating decision maker is the Chief Operating Officer. Based on the evaluation of financial information by the Chief Operating Officer, Sanmina-SCI operates in two segments, domestic (United States of America) and international operations. Revenues are attributable to the country in which the product is manufactured. Each segment manufactures, tests and services a full spectrum of complex printed circuit boards, custom backplane interconnect devices, and electronic assembly services. The chief operating decision maker evaluates performance based upon each segment’s operating income. Operating income is defined as income before interest income (expense), other income (expense) and income taxes.

      The following summarizes financial information by geographic segment (in thousands):

	Three Months Ended

	December 28,	December 29,
	2002	2001

Net Sales:
Domestic third party	$1,004,645	$546,396
International third party	1,532,316	584,065
Intersegment	85,428	9,549
Less: Intersegment	(85,428)	(9,549)

Total	$2,536,961	$1,130,461

Operating Income (loss):
Domestic	$(41,581)	$(33,843)
International	29,148	(29,207)

Total	$(12,433)	$(63,050)

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of

	December 28,	September 28,
	2002	2002

Long Lived Assets (excludes goodwill and intangibles):
Domestic	$587,602	$643,227
International	587,123	566,965

Total	$1,174,725	$1,210,192

      Although Sanmina-SCI seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina-SCI’s net sales. During the three months ended December 28, 2002 and December 29, 2001, sales to Sanmina-SCI’s ten largest customers accounted for 67.0% and 51.9% respectively, of Sanmina-SCI’s net sales. In the three months ended December 28, 2002, two of Sanmina-SCI’s customers each represented over 10% of consolidated net sales. In the three months ended December 29, 2001, one of Sanmina-SCI’s customers represented over 10% of net sales.

Note 8 — Commitments and Contingencies

      In fiscal 1999, we entered into an operating lease agreement for facilities in San Jose, California, which house our corporate headquarters and certain of our assembly operations. Management had determined that the lease facility met the criteria for off-balance sheet treatment and therefore we accounted for the lease facility as an operating lease. The lease agreement terminated on December 19, 2002 and we purchased the land and improvements subject to the lease on that date for approximately $53.2 million, primarily with $52.9 million of investments previously held by the lender as collateral for certain obligations under the lease. The previously pledged investments were classified as long-term investments.

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

      We are a party to certain other legal proceedings that have arisen in the ordinary course of our business. We believe that the resolution of these proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Note 9 — Subsequent Event

      In January 2003, Sanmina-SCI entered into an agreement with International Business Machines Corporation (“IBM”) under which IBM agreed to outsource manufacturing of a significant portion of its low and midrange eServer xSeries products and IntelliStation workstations. As part of the agreement, Sanmina-SCI will acquire certain IBM manufacturing operations that support these products in Mexico and Scotland.

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

Application of Critical Accounting Policies

      Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate the process used to develop estimates, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our consolidated financial statements:

      Accounts Receivable and Other Related Allowances — We estimate product returns, warranty costs, and other adjustments related to current period net sales to establish related allowances. In making these estimates, we analyze past experience, changes in customer demand, and the overall economic climate in industries that we serve. If actual product returns, warranty claims or other adjustments differ significantly from our estimates, the amount of revenue we report would be affected. One of our most significant credit risks is the ultimate realization of our accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of our customers, and (iii) frequent contact with our customers, especially our most significant customers, thus enabling us to monitor current changes in business operations and to respond accordingly. To establish our allowance for doubtful accounts, we regularly estimate the credit risk associated with accounts receivable and consider concentrations of credit risks. We evaluate credit risk related to specific customers based on the current economic environment and are not able to predict the inability of our customers to meet their financial obligations to us. We believe the allowances that we have established are adequate under the circumstances; however, a change in the economic environment or a customer’s financial condition could cause our estimates of allowances, and consequently the provision for doubtful accounts, to change.

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

      Exit Costs — We recognize restructuring charges related to our plans to exit certain activities resulting from the identification of duplicative and excess manufacturing and administrative facilities that we choose to close or consolidate. In connection with our exit activities, we record restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The recognition of restructuring charges requires us to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less sales costs, of equipment to be disposed of. Management’s estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained, and the utilization of the provisions are for their intended purposes in accordance with developed exit plans. SFAS No. 146, which will be effective for exit or disposal activities initiated after December 31, 2002 (see further discussion under “Effect of Recent Accounting Pronouncements” below), supersedes EITF 94-3 and may impact the accounting treatment for restructuring costs to be recorded during the remainder of fiscal 2003 and in subsequent periods.

      Goodwill — Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. We adopted SFAS No. 142 in the first quarter of fiscal 2002 and no longer amortize goodwill. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and a market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step impairment analysis is then performed to measure the amount of impairment loss, if any. The process of determining the fair value of our reporting units is subjective and requires management to exercise judgment in making assumptions related to cash flows and discount rates, among other things. During the fourth quarter of fiscal 2002, we recorded an impairment loss of approximately $2.7 billion in connection with the annual impairment test pursuant to SFAS No. 142. As of December 28, 2002, the remaining carrying value of goodwill was approximately $2.1 billion. We cannot assure you that future goodwill impairment tests will not result in further impairment charges.

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

Results of Operations

      The following table sets forth, for the three months ended December 28, 2002 and December 29, 2001, certain items as a percentage of net sales. The consolidated financial statements include the operating results of SCI from December 3, 2001, the accounting period close nearest to the acquisition date of December 6, 2001. The net revenues for this three-day period between December 3 and December 6 were approximately $91 million. The table and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

	Three Months Ended

	December 28,	December 29,
	2002	2001

Net sales	100.0%	100.0%
Cost of sales	95.7	95.3

Gross margin	4.3	4.7

Operating expenses:
Selling, general and administrative	3.3	4.6
Amortization of intangibles	0.1	0.1
Integration costs	0.1	0.0
Restructuring costs	1.3	5.6

Total operating expenses	4.8	10.3

Operating income (loss)	(0.5)	(5.6)
Other income (expense), net	0.1	(0.8)

Income (loss) before provision (benefit) for income taxes	(0.4)	(6.4)
Provision (benefit) for income taxes	(0.1)	(2.4)

Net income (loss)	(0.3)%	(4.0)%

     Net Sales

      Net sales for the first quarter of fiscal 2003 increased by 124.4% to $2.5 billion from $1.1 billion in the corresponding quarter of the prior year. The increase in net sales for the first quarter of fiscal 2003 over the same period in fiscal 2002, was primarily the result of the SCI merger in December 2001 and other purchase business combinations. On a pro forma basis giving effect to the SCI merger as if it had occurred at the beginning of fiscal 2002 (see below), net sales for the first quarter of fiscal 2003 increased 5.4% over net sales of $2.4 billion for the comparable quarter of the prior year, primarily as a result of net sales realized from purchase business combinations.

      The following summarizes financial information by geographic segment (in thousands):

	Three Months Ended

	December 28,	December 29,
	2002	2001

Net Sales:
Domestic third party	$1,004,645	$546,396
International third party	1,532,316	584,065

Total	$2,536,961	$1,130,461

      Domestic sales for the first quarter of fiscal 2003 increased by 83.9% to $1.0 billion from $546.4 million and international sales increased by 162.4% to $1.5 billion from $584.1 million in the corresponding quarter of the prior year. The increase in net sales for the first quarter of fiscal 2003 over the same period in fiscal 2002, was primarily the result of the SCI merger in December 2001 and other purchase business combinations. In addition, as a result of the merger with SCI, management’s desire to increase the global footprint of Sanmina-SCI and the general decline in the domestic electronics market, a greater percentage of the Sanmina-SCI revenues are generated from international facilities.

      The following unaudited pro forma financial information presents the combined results of operations of Sanmina-SCI and SCI as if the acquisition had occurred as of the beginning of fiscal 2002, after giving effect to certain adjustments and related income tax effects.

Three Months Ended
December 29,
2001

(In thousands,
except per share
data)
Revenue	$2,406,227
Net loss	(191,235)
Basic loss per share	$(0.37)
Diluted loss per share	$(0.37)

      The pro forma financial information above includes infrequent charges of $163.8 million related to restructuring and $29.8 million in merger costs incurred by SCI during the first quarter of 2002.

     Gross Margin

      Gross margin decreased from 4.7% in the first quarter of fiscal 2002 to 4.3% in the first quarter of fiscal 2003. We expect gross margins to continue to fluctuate based on overall production and shipment volumes as well as changes in the mix of products ordered by and shipped to major customers. The decrease in gross margins for the first quarter of fiscal 2003 was primarily attributable to changes in product and customer mix as compared to the first quarter of fiscal 2002. Fluctuations in our gross margins may be caused by a number of factors. Increased competition in the EMS industry may require us to reduce prices for our services. Changes in the types of products required by our customers could affect our overall gross margins depending on the mix of high or low margin products demanded by them, and whether we are providing our customers with our vertically integrated key system components and subassemblies. We have experienced fluctuations in our gross margins in the past and may continue to in the future.

      The pricing of manufacturing services in OEM divestiture transactions may be less favorable to us than in typical contractual relationships because of the long-term nature of these supply arrangements or an OEM’s desire to reduce manufacturing costs. Changes in customer demand and sales volumes could also result in fluctuations in gross margin. Gross margin may be impacted by charges or write downs of excess and obsolete inventory and other manufacturing related assets. These write downs could relate to:

•	declines in the market value of inventory,

•	raw materials held for specific customers who are experiencing financial difficulty, and

•	changes in customer demand for inventory, such as cancellation of orders and our purchases of inventory beyond customer needs that result in excess quantities on hand.

      Current economic conditions in the electronics industry are resulting in continued downward pressure on pricing of electronics components and electronics manufacturing services as OEMs are continually seeking to reduce their costs. In addition, due to slowing growth in the electronics industry, EMS companies are in many cases competing more aggressively on price to obtain new or maintain existing business. These conditions are likely to continue to impact our gross margins.

      We procure inventory based on specific customer orders and forecasts. Customers have limited rights of modification with respect to these orders. Correspondingly, customer modifications to orders affecting inventory previously procured by us (for example, cancellations or rescheduling of orders, as well as inventory that is highly customized and therefore not available for use by other customers) and our purchases of inventory beyond customer needs may result in excess and obsolete inventory for the related customers. Although we may be able to use some excess components and raw materials in our inventory for other products we manufacture, a portion of the cost of this excess inventory may not be returned to the vendors or recovered from customers. We also may not be able to recover the cost of obsolete inventory from vendors or customers. Due to increased competition, changes in product and customer mix, and product pricing terms negotiated as part of OEM divestiture transactions, we may continue to experience fluctuations in gross margins.

     Operating Expenses

      Selling, general and administrative expenses increased from $52.0 million in the first quarter of fiscal 2002 to $83.3 million in the first quarter of fiscal 2003. As a percentage of sales, selling, general and administrative expenses decreased from 4.6% in the first quarter of fiscal 2002 to 3.3% in the first quarter of fiscal 2003. The decrease in selling, general and administrative expense as a percentage of sales was primarily the result of having a larger base of revenues in fiscal 2003. In addition, cost reduction programs and economies of scale contributed to reductions to certain expenses in the three months ended December 28, 2002 as compared to the comparable quarter of fiscal 2002. Selling, general and administrative expenses as a percentage of sales are anticipated to remain relatively constant or decrease slightly, depending on sales volume, as we continue to achieve operating synergies as a result of the integration of Sanmina and SCI and our ability to scale back operations to be in line with anticipated customer demand.

      Amortization of intangible assets increased slightly from $1.5 million in the first quarter of fiscal 2002 to $1.6 million in the first quarter of fiscal 2003 due to increases in intangible assets acquired in purchase business combinations.

      Costs associated with restructuring activities initiated prior to December 31, 2002 other than those activities related to a purchase business combination are accounted for in accordance with EITF 94-3. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 for the periods in which activity pursuant to our ongoing restructuring plans has taken place through the first quarter of fiscal 2003.

			Shutdown and
	Employee		Consolidation	Write-off
	Severance and	Restructuring	Costs of	Impaired or
	Related	and Other	Duplicate	Redundant
	Expenses	Expenses	Facilities	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 30, 2000	$14,742	$832	$—	$—	$15,574
Charges to operations	12,628	4,064	42,487	99,953	159,132
Charges utilized	(19,639)	(4,057)	(5,942)	(99,953)	(129,591)

Balance at September 29, 2001	7,731	839	36,545	—	45,115
Charges to operations	31,100	10,101	31,009	99,585	171,795
Charges utilized	(28,487)	(10,161)	(31,667)	(99,585)	(169,900)

			Shutdown and
	Employee		Consolidation	Write-off
	Severance and	Restructuring	Costs of	Impaired or
	Related	and Other	Duplicate	Redundant
	Expenses	Expenses	Facilities	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 28, 2002	10,344	779	35,887	—	47,010
Charges to operations	11,362	—	11,513	11,218	34,093
Charges utilized	(3,314)	(779)	(12,992)	(11,218)	(28,303)

Balance at December 28, 2002	$18,392	$—	$34,408	$—	$52,800

     Fiscal 2002

      September 2002 Restructuring. In September 2002, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities in North America, Europe and Asia as a result of the ongoing slowdown in the industry. In fiscal 2002, we recorded charges to operations of $3.1 million for planned employee severance expenses related to the involuntary termination of 540 employees, and we utilized charges of approximately $1.7 million as a result of terminating 144 employees. In fiscal 2002 we also recorded charges to operations of $4.2 million for the shutdown of duplicative facilities related to non-cancelable lease payments for permanently vacated properties and associated costs, and we utilized charges of $110,000 related to the shutdown of these facilities. We also incurred charges to operations of $38.3 million in fiscal 2002 related to asset write-offs for excess equipment and leasehold improvements at facilities that were permanently vacated. In the first quarter of fiscal 2003, we recorded charges to operations of $4.4 million for severance expenses related to the expected termination of 252 employees, and $5.2 million for non-cancelable lease payments and related costs for the shutdown of duplicative facilities. In the first quarter of fiscal 2003 we also incurred charges to operations of $10.4 million related to asset write-offs for excess equipment and leasehold improvements at permanently vacated facilities. We utilized $1.1 million of accrued severance charges and $6.4 million of accrued facilities related charges in the first quarter of fiscal 2003. As of December 28, 2002, 521 employees have been terminated under this exit plan. We expect the closing of the plants discussed above as well as other activities related to this exit plan to be completed in early fiscal 2004.

      October 2001 Restructuring. In October 2001, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities throughout North America and Europe as a result of the continued slowdown in the industry and economy worldwide. In fiscal 2002, we recorded net charges to operations of $23.6 million for the expected involuntary termination of 2,762 employees associated with these plant closures, and utilized charges of approximately $17.7 million. We also incurred net charges to operations of $32.3 million in fiscal 2002 for the shutdown of duplicate facilities associated with non-cancelable lease payments for permanently vacated properties, and we utilized approximately $25.7 million of these charges in fiscal 2002. We also incurred charges to operations of $54.0 million in fiscal 2002 related to the write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated, all of which were utilized in fiscal 2002. In the first quarter of fiscal 2003, we recorded charges to operations of $7.0 million for severance costs related to the expected involuntary termination of 298 employees, and $6.3 million for non-cancelable lease payments and other costs related to the shutdown of duplicate facilities. We utilized accrued severance charges of $1.4 million and accrued facilities related charges of $2.8 million during the first quarter of fiscal 2003. We also incurred charges of $820,000 during the first quarter of fiscal 2003 related to write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. As of December 28, 2002, 2,349 employees have been terminated under this exit plan. We expect the closing of the plants discussed above as well as employee terminations and other related activities to be completed in the third quarter of fiscal 2003.

     Fiscal 2001

      Segerström Restructuring. In March 2001, we acquired Segerström in a pooling of interests business combination and announced our restructuring plan. During fiscal 2001 and 2002, we recorded net charges to operations of $5.7 million for the involuntary termination of 470 employee positions, and utilized $4.8 million of these charges. During those periods we also recorded charges to operations of $5.2 million related to the consolidation of duplicate facilities, of which $1.3 million was utilized. In the first quarter of fiscal 2003, we utilized $400,000 with respect to employee severance and $300,000 with respect to shutdown of duplicate facilities.

      July 2001 Restructuring. In July 2001, we approved a plan to close and merge manufacturing facilities throughout North America and Europe as a result of the ongoing slowdown in the EMS industry. During fiscal 2001 and 2002, we recorded charges to operations of $24.0 million for severance costs for involuntary employee terminations, of which $21.8 million was utilized. During those periods we recorded net charges to operations of $45.2 million for lease payments for permanently vacated properties and other costs related to the shutdown of facilities, of which $23.1 million was utilized. Also during fiscal 2001 and fiscal 2002, we recorded and utilized $7.3 million of asset related write-offs of equipment and leasehold improvements to permanently vacated properties. During the first quarter of fiscal 2003, we utilized $367,000 of severance costs related to the termination of 12 employees, $3.5 million of costs related to the shutdown of facilities and $779,000 of other accrued restructuring costs. Manufacturing activities at the plants affected by this plan ceased in the fourth quarter of fiscal 2002.

      Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with EITF 95-3. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired entity. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 for fiscal 2002 and the first quarter of fiscal 2003:

		Shutdown and
	Employee	Consolidation	Write-off
	Severance and	Costs of	Impaired or
	Related	Duplicate	Redundant
	Expenses	Facilities	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Non-cash
Balance at September 29, 2001	$—	$—	$—	$—
Additions to restructuring accrual	104,161	36,078	23,724	163,963
Accrual utilized	(64,207)	(12,519)	(19,643)	(96,369)

Balance at September 28, 2002	$39,954	$23,559	$4,081	$67,594
Additions to restructuring accrual	18,975	6,000	—	24,975
Accrual utilized	(13,393)	(6,006)	(4,081)	(23,480)
Reversal of accrual	(23,968)	(1,007)	—	(24,975)

Balance at December 28, 2002	$21,568	$22,546	$—	$44,114

      The following two sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

      December 2001 SCI Acquisition Restructuring. In December 2001, we acquired SCI in a purchase business combination. As part of the acquisition of SCI, we recorded an assumed liability, based on SCI management’s plan prior to the acquisition in accordance with EITF 94-3, for expected involuntary employee termination costs of approximately $7.4 million for 158 employee positions. As of September 28, 2002, we had utilized approximately $5.5 million of these charges in connection with the termination of 100 employees during the period. In fiscal 2002, we also incurred charges of $2.3 million related to plant consolidations and closures, of which $354,000 was paid during fiscal 2002. In the first quarter of fiscal 2003, we utilized the remaining $1.9 million of accrued severance, and utilized the remaining $1.9 million of accrued costs related to plant consolidations and closures. We do not expect any further activity under this exit plan.

      SCI Acquisition Restructuring. As part of the acquisition of SCI, we also recorded charges to the restructuring liability of $96.8 million during fiscal 2002 consisting of planned involuntary employee termination costs for 7,143 employees. We utilized $58.7 million in charges with respect to the termination of 6,446 employees during fiscal 2002. During fiscal 2002 we also incurred net charges to the restructuring liability of $33.8 million for restructuring costs related to lease payments for permanently vacated properties and other costs, and utilized approximately $12.1 million of these charges. We incurred charges to restructuring liability of $23.7 million of asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated, of which $19.6 million were utilized in fiscal 2002. In the first quarter of fiscal 2003, we recorded restructuring charges of $19.0 million for severance costs related to the involuntary termination of 486 employees, and utilized $11.5 million for 1,025 employee terminations. We also reversed a total of $24.0 million of accrued severance costs, approximately $18.4 million of which was due to lower than anticipated settlement costs at a major European manufacturing site, and approximately $5.6 million of which related to two plants that were not closed as initially planned due to a change in business requirements. As of December 28, 2002, 7,471 employees had been terminated under this exit plan. In the first quarter of fiscal 2003, we also recorded restructuring charges of $6.0 million for lease payments for permanently vacated properties and other costs, and reversed approximately $1.0 million of previously recorded charges due to lower than estimated costs, and we utilized approximately $4.1 million of these charges during the quarter. We expect the closing and consolidation of the plants discussed above as well as involuntary employee terminations to be completed by the third quarter of fiscal 2003.

      Ongoing restructuring activities. We continue to rationalize manufacturing facilities and headcount to better scale capacity to current market and operating conditions. In connection therewith, we will incur additional restructuring charges in fiscal year 2003 and 2004 pursuant to our phase two restructuring plan under which we expect to incur up to approximately $250.0 million of restructuring costs, of which approximately $50.0 million was incurred in the fourth quarter of fiscal 2002 and approximately $20.0 million was incurred in the first quarter of fiscal 2003. We expect that approximately 55% of the costs will be cash and 45% will be non-cash.

      Operating expenses increased from $116.2 million in the first quarter of fiscal 2002 to $121.4 million in the first quarter of 2003. As a percentage of sales, operating expenses decreased from 10.3% in the first quarter of fiscal 2002 to 4.8% in the first quarter of 2003. Excluding integration and restructuring charges, for the first quarter of fiscal 2003, operating expenses as a percentage of sales decreased to 3.4%, as compared to 4.7% for the same period in fiscal 2002. The decreases in operating expenses and operating expenses excluding integration and restructuring costs for the first quarter of fiscal 2003 as compared to the first quarter in fiscal 2002 was mainly attributable to a higher revenue base in fiscal 2003 and management’s commitment to realign resources to reflect market demand and sales volumes.

Other Income (Expense), net

      For the first quarter of fiscal 2003, net other income was $1.2 million compared to net other expense of $9.1 million for the corresponding quarter of last year. The components of other income and expense are primarily interest income on cash balances and short-term investments, interest expense on borrowings and convertible subordinated notes, and gains from repurchases of convertible debt (see discussion below). For the first quarter of fiscal 2003, net other income was recorded primarily due to gains from repurchases of convertible debt, which did not occur in the first quarter of fiscal 2002, offset by a full quarter of interest expense related to additional debt incurred in connection with the SCI merger as compared to one month of SCI merger related interest expense in fiscal 2001.

Benefit for Income Taxes

      The benefit for income taxes for the first quarter of fiscal 2003 is based upon our estimate of the effective tax rate for fiscal 2003 of 33.0%. For the first quarter of fiscal 2002, the effective tax rate was 37.3%. The decrease in the effective benefit rate in fiscal 2003 is due primarily to the tax impact of certain losses and restructuring charges incurred by non-U.S. operations.

Liquidity and Capital Resources

      Cash, cash equivalents, and short-term investments as of December 28, 2002 and September 28, 2002 were $1.6 billion and $1.2 billion, respectively. For the three months ending December 28, 2002, cash provided by operations was $123.1 million, which was primarily due to decreases in inventory and increases in accounts payable and accrued liabilities and prepaid expenses, deposits and other assets, offset by decreases in accounts receivable, income tax and gain from repurchase of convertible notes. Working capital increased to $2.6 billion as of December 28, 2002 compared to $2.1 billion at September 28, 2002. This increase in working capital was primarily due to increased cash and cash equivalents balances as a result of the Refinancing (see discussion below) in late December 2002.

      Net cash provided by investing activities of $32.0 million for the three months ending December 28, 2002, primarily related to $57.7 million in net proceeds from maturities of short-term investments, which was offset by cash paid for business acquisitions, net of cash acquired, of $6.9 million and purchases of property, plant, and equipment of $19.6 million.

      Net cash provided by financing activities of $305.0 million for the three months ending December 28, 2002, was related to payments of notes and credit facilities of $600.7 million, payments of long-term debt of $25.0 million and repurchases of convertible notes of $80.4 million offset by proceeds received from long term debt of $1.0 billion and proceeds from the sale of common stock from the exercise of stock options and the employee stock purchase plan of $8.3 million. For the three months ended December 29, 2001, net cash used for financing activities of $442.2 million included payments of long-term debt of $1.0 billion and repurchases of common stock of $32.0 million offset by proceeds received from revolving credit facilities of $600 million and proceeds from the sale of common stock from the exercise of stock options and the employee stock purchase plan of $6.5 million.

      On December 23, 2002, we issued $750.0 million of 10.375% Senior Secured Notes due January 15, 2010 (the “10.375% Notes”) in a private placement to qualified investors, as part of a refinancing transaction pursuant to which we also entered into a $275.0 million senior secured credit facility (the “Credit Facility”). A portion of the net proceeds of the 10.375% Notes and Credit Facility was used to repay all outstanding amounts under our three-year revolving credit facility and to repurchase all outstanding receivables sold under our receivables securitization facility. These transactions are referred to collectively as the Refinancing.

      The 10.375% Notes are fully and unconditionally guaranteed by substantially all of Sanmina-SCI’s United States subsidiaries and are secured by a second priority security interest in the same collateral securing our obligations under the credit facility which includes substantially all of the personal property assets of Sanmina-SCI and its United States subsidiaries located in the United States, a pledge of the capital stock of substantially all of the Sanmina-SCI’s United States subsidiaries, a pledge of 65% of the capital stock of certain of Sanmina-SCI’s first-tier foreign subsidiaries, and mortgages on certain domestic real estate. Sanmina-SCI may redeem the 10.375% Notes, in whole or in part, at anytime beginning on January 15, 2007 at a redemption price initially of 105.188%, declining to 102.594% on January 15, 2008 and 100.000% on January 15, 2009. Sanmina-SCI may also redeem the 10.375% Notes, in whole or in part, at any time prior to January 15, 2007 at a redemption price equal to the principal amount plus accrued interest to the redemption date plus a make-whole premium specified in the indenture. In the event of a change of control of Sanmina-SCI, Sanmina-SCI will be required to offer to repurchase the 10.375% Notes at a repurchase price of 101% of the principal amount plus accrued interest to the repurchase date. The indenture includes covenants that, among other things, limit in certain respects Sanmina-SCI and its restricted subsidiaries from incurring debt, making investments and other restricted payments, paying dividends on capital stock, redeeming capital stock or subordinated obligations and creating liens. In the event that Sanmina-SCI obtains the investment grade rating specified in the indenture and certain other conditions are met, the collateral securing the 10.375% Notes will be permanently released, and Sanmina-SCI will no longer required to comply with certain of the indenture covenants specified above for as long as Sanmina-SCI retains the investment grade rating specified in the indenture.

      The Credit Facility currently bears interest at an annual rate equal to a reserve adjusted eurodollar rate plus 4.0% (the reserve adjusted eurodollar rate was 1.41% at December 28, 2002). The principal amount of the Credit Facility is repayable in quarterly installments of $687,500 from March 31, 2003 through December 31, 2005, $13.75 million from March 31, 2006 through December 31, 2006, and $52.94 million from March 31, 2007 through December 23, 2007, plus interest. The Credit Facility is guaranteed by substantially all of Sanmina-SCI’s United States subsidiaries (the “Guarantors”) and is secured by a first priority security interest in substantially all of the personal property assets of Sanmina-SCI and the Guarantors, a pledge of the capital stock of the Guarantors, a pledge of 65% of the capital stock of certain of Sanmina-SCI’s first-tier foreign subsidiaries and mortgages on certain domestic real estate. The Credit Facility is prepayable at Sanmina-SCI’s option at 103% through December 22, 2003, 102% from December 23, 2003 through December 22, 2004, 101% from December 23, 2004 through December 22, 2005, and 100% thereafter. The Credit Facility provides for various operational and financial covenants, including limitations on incurring indebtedness and creating liens, restrictions on the payment of dividends and other restricted payments, restrictions on sales of assets, restrictions on acquisitions, maintenance of a minimum interest coverage ratio and a maximum secured leverage ratio and limits on capital expenditures.

      We entered into an interest rate swap to hedge our mix of short-term and long-term interest rate exposures resulting from certain of our outstanding debt obligations. During the first quarter of fiscal 2003, we entered into an interest rate swap transaction related to the 10.375% Notes due 2010 pursuant to which we pay a variable rate and receive a fixed rate. The interest rate swap has a total notional amount of $525.0 million. Under the swap agreement, we pay an interest rate equal to the six-month LIBOR rate plus 6.125%, determined semi-annually in arrears. In exchange, we receive a fixed interest rate of 10.375%. The swap agreement effectively replaces the fixed interest rate that we pay on $525.0 million of our 10.375% Notes with a variable interest rate. The swap was designated as fair value hedge under SFAS No. 133. Management believes that the interest rate swap meets the criteria established by SFAS No. 133 for short cut accounting; therefore, there is no ineffectiveness of the interest rate swap.

      In December 2001, we entered into two separate facilities consisting of a $250.0 million 364-day credit facility and a $500.0 million three-year credit facility with a syndicate of banks. As of September 28, 2002, $400.0 million was outstanding under these credit facilities. The 364-day credit facility terminated in accordance with its terms on December 4, 2002. The balance outstanding under the three-year credit facility was repaid and the facility was terminated in December 2002 in connection with the Refinancing.

      We were a party to an asset securitization agreement that gave us the option to periodically transfer undivided percentage ownership interests, of up to $200.0 million, in a revolving pool of eligible trade receivables to conduit and bank purchasers. The net accounts receivables sold under the program at September 28, 2002 were included in the accounts receivable balance and the associated debt was recorded as current portion of long-term debt on the consolidated balance sheet. The asset securitization agreement was terminated, and the accounts receivable sold thereunder were repurchased, in December 2002 in connection with the Refinancing.

      During the quarter ended December 28, 2002, we repurchased, through unsolicited privately negotiated transactions, $50.0 million aggregate principal amount of our 3% Convertible Subordinated Notes due 2007 of SCI Systems, Inc., one of our wholly-owned subsidiaries, $27.5 million aggregate principal amount of our 4 1/4% Convertible Subordinated Notes due 2004, and $149.1 million aggregate principal amount at maturity (having an accreted value of $73.7 million) of our Zero Coupon Convertible Subordinated Debentures due 2020, resulting in a net gain of $23.3 million, which is reflected as other income in the accompanying statement of operations.

      The aggregate principal amount of outstanding long-term debt maturing during each of our next five fiscal years and thereafter, including capital lease obligations, is as follows as of December 28, 2002:

Fiscal Year Ending

(In thousands)
2003	$16,129
2004	268,322
2005	12,708
2006	37,464
2007	652,219
Thereafter	1,490,979

Total	$2,477,821

      In fiscal 2005, we will be required to repurchase up to $665.4 million principal amount of Zero Coupon Subordinated Debentures due 2020 if submitted for repurchase by the holders of these debentures at their option on the repurchase date of September 12, 2005.

      We lease facilities under operating leases expiring at various dates through 2021. We are responsible for utilities, maintenance, insurance and property taxes under the leases. Future minimum lease payments required to be made during each of our next five fiscal years and thereafter under operating leases are as follows:

Fiscal Year Ending

(In thousands)
2003	$43,830
2004	33,123
2005	21,994
2006	16,363
2007	13,571
Thereafter	27,645

Total	$156,526

      In fiscal 1999, we entered into an operating lease agreement for facilities in San Jose, California, which house our corporate headquarters and certain of our assembly operations. Management had determined that the lease facility met the criteria for off-balance sheet treatment and therefore we accounted for the lease facility as an operating lease. The lease agreement terminated on December 19, 2002 and we purchased the land and improvements subject to the lease on that date for approximately $53.2 million, primarily with $52.9 million of investments previously held by the lender as collateral for certain obligations under the lease. The previously pledged investments were classified in long-term investments.

      Our future needs for financial resources include increases in working capital to support anticipated sales growth, investments in manufacturing facilities and equipment, and repayments of outstanding indebtedness. We expect fiscal 2003 purchases of property, plant and equipment to decline slightly from those in fiscal 2002. We have evaluated and will continue to evaluate possible business acquisitions within the parameters of the restrictions set forth in the agreements governing certain of our debt obligations. These possible business acquisitions could require substantial cash payments. Additionally, we anticipate incurring additional expenditures in connection with the integration of our recently acquired businesses and our restructuring activities.

      We believe that our existing cash resources, together with cash generated from operations, will be sufficient to meet our working capital requirements through at least the next 12 months. Should demand for our products decrease over the next 12 months the available cash provided by operations could be negatively impacted. We may also seek to raise additional capital through the issuance of either debt or equity securities. In addition to existing collateral and covenant requirements, future debt financing may further require us to pledge assets as collateral and comply with financial ratios and covenants. Equity financing may result in dilution to stockholders.

Effect of Recent Accounting Pronouncements

      In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. We adopted SFAS 143 in the first quarter of fiscal 2003, and there was no significant impact on our financial position, results of operations and cash flows.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.” The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. We adopted SFAS 144 on September 29, 2002, with no resulting impact on our financial position, results of operations, and cash flows.

      In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make certain technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002, with early adoption permitted and, in general, are to be applied prospectively. In the fourth quarter of fiscal 2002, we elected to apply the provisions of SFAS No. 145 related to the rescission of SFAS No. 4. Accordingly, gains or losses resulting from the early retirement of debt in all periods have been reflected as other income (expense) on the accompanying consolidated statements of operations.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement revises the rules as to how companies account for exit and disposal activities under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity.” Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Earlier adoption is encouraged. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a company previously recorded under EITF 94-3 are grandfathered. We do not expect SFAS No. 146 to have a significant impact on our financial position, results of operations and cash flows.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending September 27, 2003 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 29, 2003. The adoption of SFAS No. 148 will not have an effect on our financial position or results of operations as we do not intend to adopt the fair value method of accounting for stock-based employee compensation.

      In November 2002, the FASB issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. Management believes that the adoption of Interpretation 45 will not have a material impact on Sanmina-SCI’s financial position or results of operations.

      In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Sanmina-SCI believes that the adoption of Interpretation 46 will not have a material impact on its financial position or results of operations.

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

Our operating results are subject to significant uncertainties.

      Our operating results are subject to significant uncertainties, including the following:

•	economic conditions in the electronics industry;

•	the timing of orders from major customers and the accuracy of their forecasts;

•	the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor;

•	the mix of products ordered by and shipped to major customers as high volume and low complexity manufacturing services typically have lower gross margins than more complex and lower volume services;

•	the degree to which we are able to utilize our available manufacturing capacity;

•	our ability to effectively plan production and manage our inventory and fixed assets;

•	pricing and other competitive pressures;

•	seasonality in customers’ product requirements;

•	fluctuations in component prices;

•	component shortages, which could cause us to be unable to meet customer delivery schedules; and

•	new product development by our customers.

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

We may not be able to finance future needs or adapt our business plan to change because of restrictions placed on us by the instruments governing our debt.

      The agreements governing our existing debt contain, and those governing our future debt may contain, various covenants that limit our ability to, among other things:

•	Incur additional debt, including guarantees by us or our restricted subsidiaries;

•	Make investments, pay dividends on our capital stock, redeem or repurchase our capital stock or subordinate obligations, subject to certain exceptions;

•	Create specified liens;

•	Make capital expenditures;

•	Sell assets;

•	Make acquisitions;

•	Create or permit restrictions on ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•	Engage in transactions with affiliates;

•	Engage in sale and leaseback transactions; and

•	Consolidate or merge with or into other companies or sell all or substantially all of our assets.

      Our ability to comply with covenants contained in the agreements governing debt to which we are or may become a party may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our new secured credit facility requires us to comply with limits on capital expenditures, a maximum senior leverage ratio and a maximum net interest expense ratio. Additionally, the new secured credit facility contains numerous affirmative covenants, including covenants regarding payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the new senior secured credit facility contains negative covenants limiting our ability and the ability of our subsidiaries, among other things, to incur debt, grant liens, make acquisitions, make certain restricted payments, sell assets and enter into sale and leaseback transactions. Additional debt we incur in the future may subject us to further covenants.

      Our failure to comply with these covenants could result in a default under the agreements governing the relevant debt. In addition, if any such default is not cured or waived, the default could result in an acceleration of debt under our other debt instruments that contain cross acceleration or cross-default provisions, which could require us to repay or repurchase debt, together with accrued interest, prior to the date it otherwise is due and that could adversely affect our financial condition. Upon a default or cross-default, holders of our secured obligations could proceed against the collateral securing the obligations. Even if we are able to comply with all the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us.

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

      Sales to our 10 largest customers accounted for 67.0% of our net sales in the quarter ending December 28, 2002 and our two largest customers each accounted for more than 10% of our net sales for the quarter. We depend upon the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycles, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer, would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would adversely affect our operating results.

If our business does not improve or declines, we may further restructure our operations, which may adversely affect our financial condition and operating results.

      In recent periods, we have announced two major restructuring plans as a result of the slowdown in the global electronics industry and the worldwide economy, as well as in connection with a number of our acquisitions. Prior to the end of fiscal 2002, we announced a phase one restructuring plan which contemplated aggregate cash and non-cash restructuring costs totaling approximately $730.0 million. We expect to incur approximately $22.8 million of restructuring costs pursuant to this plan in the remainder of fiscal 2003. In October 2002, we announced a phase two restructuring plan, which was approved by management in the fourth quarter of fiscal 2002, of up to $250.0 million of both cash and non-cash restructuring charges as a result of the continued slowdown in the EMS industry. We expect to incur up to approximately $180.0 million of restructuring costs pursuant to this new phase two restructuring plan in future periods. We cannot be certain as to the actual amount of these restructuring charges or the timing of their recognition for financial reporting purposes. We may need to take additional restructuring charges in the future if our business does not improve or declines or if the expected benefits of recently completed and currently planned restructuring activities do not materialize. These benefits may not materialize if we incur unanticipated costs in closing facilities or transitioning operations from closed facilities to other facilities or if customers cancel orders as a result of facility closures. If we are unsuccessful in implementing our restructuring plans, we may experience disruptions in our operations and higher ongoing costs, which may adversely affect our operating results.

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

      We conduct our international operations in Asia, Latin America, Canada and Europe and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 60.4% of our net sales from non-U.S. operations during the first quarter of fiscal 2003, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

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

      We may become involved in litigation in the future to protect our intellectual property or because others may allege that we infringe on their intellectual property. These claims and any resulting lawsuit could subject us to significant liability for damages and invalidate our proprietary rights. In addition, these lawsuits, regardless of their merits, likely would be time consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation alleging our infringement of a third-party’s intellectual property also could force us or our customers to:

•	stop producing products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property a license to sell the relevant technology at an additional cost, which license may not be available on reasonable terms, or at all; and

•	redesign those products or services that use the infringed technology.

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

      We manufacture products to our customers’ specifications, and, in some cases, our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, medical devices that we manufacture, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the Food and Drug Administration. In addition, our customers’ products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or not in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in liability claims against us. The magnitude of such claims may increase as we expand our medical, automotive, and aerospace and defense manufacturing services because defects in medical devices, automotive components, and aerospace and defense systems could seriously harm users of these products. Even if our customers are responsible for the defects, they may not, or may not have the resources to, assume responsibility for any costs or liabilities arising from these defects.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

      Our exposures to market risk for changes in interest rates relate primarily to Sanmina-SCI’s investment portfolio and certain debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. Sanmina-SCI invests in high credit quality issuers and, by policy, limits the amount of principal exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default and market risk.

      We seek to mitigate default risk by investing in high-credit quality securities and by positioning our investment portfolio to respond to a significant reduction in a credit rating of any investment issuer, guarantor or depository. We seek to mitigate market risk by limiting the principal and investment term of funds held with any one issuer and by investing funds in marketable securities with active secondary or resale markets.

      The table below presents carrying amounts and related average interest rates by year of maturity for our investment portfolio as of December 28, 2002 (dollars in thousands):

	Year Ended

	2003	2004	Total

Cash equivalents and short-term investments	$830,449	$2,243	$832,692
Average interest rate	1.53%	5.52%	1.54%

      We also have exposure to interest rate risk with certain variable rate debt obligations. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources for a discussion of our interest rate swap arrangement that effectively converts $525.0 million of our fixed rate debt obligations to a variable interest rate. We also have an amortizing $275.0 million credit facility maturing in 2007 that bears interest at a reserve adjusted eurodollar rate plus 4.0% (the reserve adjusted eurodollar rate was 1.41% at December 28, 2002).

Foreign Currency Exchange Risk

      We transact business in foreign countries. Our primary foreign currency cash flows are in certain European countries, Canada, Brazil and Asia. We enter into short-term foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts generally have maturities of three months or less. At December 28, 2002, we had forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $405.2 million. Market value gains and losses on forward exchange contracts are recognized in the Consolidated Statement of Operations as offsets to the exchange gains and losses on the hedged transactions. The impact of these foreign exchange contracts for the three months ended December 28, 2002 was a net loss of approximately $2.9 million and was immaterial for the three months ended December 29, 2001.

Item 4.	Controls and Procedures

      (a) Based on their evaluation as of a date within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of Sanmina-SCI have concluded that Sanmina-SCI’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by Sanmina-SCI in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) There were no significant changes in Sanmina-SCI’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and, therefore, there were no corrective actions taken.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

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

      We are a party to certain other legal proceedings that have arisen in the ordinary course of our business. We believe that the resolution of these proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Item 2.     Changes in Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      On January 27, 2003 Sanmina-SCI held its 2003 Annual Meeting of Stockholders. The matters voted upon at the meeting, for shareholders of record as of December 6, 2002 and the vote with respect to each such matter are set forth below:

      1.     To elect directors of Sanmina-SCI

	For	Withheld

John C. Bolger	435,649,078	17,888,752
Neil R. Bonke	435,632,617	17,905,013
Randy W. Furr	441,972,082	11,565,748
Mario M. Rosati	430,332,648	23,205,182
A. Eugene Sapp, Jr.	443,572,159	9,967,671
Wayne Shortridge	435,635,293	17,902,537
Jure Sola	441,857,836	11,679,994
Bernard V. Vonderschmitt	435,590,020	17,947,810
Jacqueline M. Ward	435,563,058	17,974,772

      2.     To approve the adoption of the 2003 Employee Stock Purchase Plan.

For: 444,021,668	Against: 6,607,077	Abstain: 2,909,085

3.	To approve the appointment of KPMG LLP as the independent public accountants of Sanmina-SCI for the fiscal year ending September 27, 2003.

For: 438,274,654	Against: 14,482,399	Abstain: 2,780,777

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Refer to item (c) below.

      (b) Reports on Form 8-K

      On December 23, 2002, Sanmina-SCI Corporation filed a current report on Form 8-K that disclosed certain refinancing transactions and a partial repurchase of certain outstanding convertible debt securities through unsolicited privately negotiated transactions. The Form 8-K included unaudited supplemental guarantors financial information.

      On December 3, 2002, Sanmina-SCI Corporation filed a current report on Form 8-K that announced the offering of up to $450,000,000 of senior secured notes with an expected seven year maturity in a private placement to qualified investors. The Form 8-K included unaudited supplemental guarantors financial information.

      (c) Exhibits

Exhibit
Number		Description

3	.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3	.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3	.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Registrant, dated May 31, 2001.
3	.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3	.2(5)	Amended and Restated Bylaws of the Registrant, dated December 7, 2001.
4	.2(6)	Preferred Stock Rights Agreement, dated as of May 7, 2001 between the Registrant and Wells Fargo National Bank, Minnesota, N.A., including the form of Certificate of Determination, the form of Rights attached thereto as Exhibits A, B, and C.
4	.3(7)	Indenture dated July 22, 1999, between the Registrant and Wells Fargo, N.A. as Trustee.
4	.4(8)	Indenture dated September 12, 2000, between the Registrant and Wells Fargo, N.A. as Trustee.
4	.5(9)	Subordinate Indenture dated March 15, 2000, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee (“Subordinate Indenture”).
4	.5.1(10)	Supplemental Indenture No. 1 to the Subordinate Indenture, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee.
4	.5.2(11)	Supplemental Indenture No. 2 to the Subordinate Indenture, by and among SCI Systems, Inc., Sanmina Corporation, as Guarantor, and Bank One Trust Company, National Association, as Trustee.
4.6		Credit and Guaranty Agreement, dated as of December 23, 2002, among Registrant, certain Subsidiaries of Registrant from time to time party thereto, the Lenders from time to time party thereto, Goldman Sachs Credit Partners L.P. as Lead Arranger, Sole Book Runner, Syndication Agent and Administrative Agent and LaSalle Business Credit, Inc., as Collateral Agent and Documentation Agent.
4.7		Indenture, dated as of December 23, 2002, among Registrant, the Guarantors Party thereto and State Street Bank and Trust Company of California, N.A., as trustee.
4.8		Exchange and Registration Rights Agreement dated December 23, 2002 among registrant, the subsidiaries of the Registrant party thereto, and the Purchasers party thereto.
4.9		Intercreditor Agreement, dated as of December 23, 2002, by and among, as second lien collateral trustees, LaSalle Business Credit, Inc., as collateral agent, State Street Bank and Trust Company of California, N.A. and each New First Lien Claimholder Representative which may become a party from time to time, and Registrant.
4.10		Sanmina-SCI Corporation Second Lien Collateral Trust Agreement, dated as of December 23, 2002, by and among Registrant, the subsidiaries of Registrant party thereto and State Street Bank and Trust Company of California, N.A., as second lien collateral trustee.
10.51		Executive Deferred Compensation Plan
10.52		Amendment Agreement dated December 5, 2002 to the Employment Agreement dated September 30, 2001 between the Registrant, SCI Systems, Inc. and A. Eugene Sapp, Jr.

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with SEC on May 11, 2001.

(3)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2001, filed with SEC on December 21, 2001.

(4)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4 filed with SEC on August 10, 2001.

(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended September 28, 2002, filed with SEC on December 4, 2002.

(6)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A filed with SEC on May 25, 2001.

(7)	Incorporated by reference to Exhibit 25.1 to the Registrant’s Registration Statement on Form S-3 filed with SEC on July 30, 1999.

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed with SEC on November 20, 2000.

(9)	Incorporated by reference to Exhibit 2.2 to SCI Systems, Inc.’s Registration Statement on Form 8-A12B, SEC File No. 001-12821, filed with SEC on March 9, 2000.

(10)	Incorporated by reference to Exhibit 4.1 to SCI Systems, Inc.’s Report on Form 8-K, SEC File No. 001-12821, filed with SEC on April 5, 2000.

(11)	Incorporated by reference to Exhibit 4.5.2 to the Registrant’s Report on Form 10-K for the fiscal year ended September 28, 2002, filed with SEC on December 4, 2002.

SANMINA-SCI CORPORATION

SIGNATURES

      Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANMINA-SCI CORPORATION
(Registrant)

By:	/s/ RANDY W. FURR

Randy W. Furr
President and Chief Operating Officer

Date: February 11, 2003

By:	/s/ RICK R. ACKEL

Rick R. Ackel
Executive Vice President and
Chief Financial Officer

Date: February 11, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Jure Sola, certify that:

      1.     I have reviewed this quarterly report on Form 10-Q of Sanmina-SCI Corporation;

      2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JURE SOLA

Jure Sola
Principal Executive Officer

Date: February 10, 2003

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Rick R. Ackel, certify that:

      1.     I have reviewed this quarterly report on Form 10-Q of Sanmina-SCI Corporation;

      2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICK R. ACKEL

Rick R. Ackel
Principal Financial Officer

Date: February 10, 2003

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3	.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3	.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Registrant, dated May 31, 2001.
3	.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3	.2(5)	Amended and Restated Bylaws of the Registrant, dated December 7, 2001.
4	.2(6)	Preferred Stock Rights Agreement, dated as of May 7, 2001 between the Registrant and Wells Fargo National Bank, Minnesota, N.A., including the form of Certificate of Determination, the form of Rights attached thereto as Exhibits A, B, and C.
4	.3(7)	Indenture dated July 22, 1999, between the Registrant and Wells Fargo, N.A. as Trustee.
4	.4(8)	Indenture dated September 12, 2000, between the Registrant and Wells Fargo, N.A. as Trustee.
4	.5(9)	Subordinate Indenture dated March 15, 2000, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee (“Subordinate Indenture”).
4	.5.1(10)	Supplemental Indenture No. 1 to the Subordinate Indenture, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee.
4	.5.2(11)	Supplemental Indenture No. 2 to the Subordinate Indenture, by and among SCI Systems, Inc., Sanmina Corporation, as Guarantor, and Bank One Trust Company, National Association, as Trustee.
4.6		Credit and Guaranty Agreement, dated as of December 23, 2002, among Registrant, certain Subsidiaries of Registrant from time to time party thereto, the Lenders from time to time party thereto, Goldman Sachs Credit Partners L.P. as Lead Arranger, Sole Book Runner, Syndication Agent and Administrative Agent and LaSalle Business Credit, Inc., as Collateral Agent and Documentation Agent.
4.7		Indenture, dated as of December 23, 2002, among Registrant, the Guarantors Party thereto and State Street Bank and Trust Company of California, N.A., as trustee.
4.8		Exchange and Registration Rights Agreement dated December 23, 2002 among registrant, the subsidiaries of the Registrant party thereto, and the Purchasers party thereto.
4.9		Intercreditor Agreement, dated as of December 23, 2002, by and among, as second lien collateral trustees, LaSalle Business Credit, Inc., as collateral agent, State Street Bank and Trust Company of California, N.A. and each New First Lien Claimholder Representative which may become a party from time to time, and Registrant.
4.10		Sanmina-SCI Corporation Second Lien Collateral Trust Agreement, dated as of December 23, 2002, by and among Registrant, the subsidiaries of Registrant party thereto and State Street Bank and Trust Company of California, N.A., as second lien collateral trustee.
10.51		Executive Deferred Compensation Plan
10.52		Amendment Agreement dated December 5, 2002 to the Employment Agreement dated September 30, 2001 between the Registrant, SCI Systems, Inc. and A. Eugene Sapp, Jr.
99.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with SEC on May 11, 2001.

(3)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2001, filed with SEC on December 21, 2001.

(4)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4 filed with SEC on August 10, 2001.

(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended September 28, 2002, filed with SEC on December 4, 2002.

(6)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A filed with SEC on May 25, 2001.

(7)	Incorporated by reference to Exhibit 25.1 to the Registrant’s Registration Statement on Form S-3 filed with SEC on July 30, 1999.

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed with SEC on November 20, 2000.

(9)	Incorporated by reference to Exhibit 2.2 to SCI Systems, Inc.’s Registration Statement on Form 8-A12B, SEC File No. 001-12821, filed with SEC on March 9, 2000.

(10)	Incorporated by reference to Exhibit 4.1 to SCI Systems, Inc.’s Report on Form 8-K, SEC File No. 001-12821, filed with SEC on April 5, 2000.

(11)	Incorporated by reference to Exhibit 4.5.2 to the Registrant’s Report on Form 10-K for the fiscal year ended September 28, 2002, filed with SEC on December 4, 2002.