Form 10-Q
period 2003-03-29
SANMINA-SCI CORP
filed 2003-05-14
CIK 897723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-21272

Sanmina-SCI Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0228183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2700 N. First St., San Jose, CA	95134
(Address of principal executive offices)	(Zip Code)

(408) 964-3500

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).     ☑ Yes          ☐ No

      As of May 8, 2003, there were 510,029,687 shares outstanding of the issuer’s common stock, $0.01 par value per share.

      The Registrant has omitted the Supplemental Guarantors Condensed Consolidating Financial Information required to be included in Note 10 to the Notes to Condensed Consolidated Financial Statements included herein (“Guarantor Financial Information”). Such omission has been made because the Registrant identified certain misclassifications in the Guarantor Financial Information. The Registrant was not able to rectify these misclassifications prior to the due date of the Form 10-Q report and, accordingly, was not able, as of the due date of the report, to provide Guarantor Financial Information in the form required. The Registrant notes that the fiscal quarter ended March 29, 2003 was the first quarter for which the Registrant was required to provide Guarantor Financial Information. As a result of such omission, the Registrant has also omitted the Certifications of Principal Executive Officer and Principal Financial Officer required to be included herein and in Exhibits 99.1 and 99.2 hereto. The Registrant has filed a notice on Form 12b-25 with regard to these omissions and the late filing of this report. The Registrant will file an amended Form 10-Q containing the Guarantor Financial Information and the Executive Officer Certifications within the time period prescribed by Rule 12b-25.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

	(In thousands, except per share data)(Unaudited)
Net sales	$2,443,553	$2,411,241	$4,980,514	$3,541,702
Cost of sales	2,338,830	2,309,059	4,766,834	3,386,412

Gross profit	104,723	102,182	213,680	155,290

Operating expenses:
Selling, general and administrative	77,225	78,607	160,517	130,595
Amortization of goodwill and intangibles	1,628	1,251	3,237	2,729
Integration costs	3,963	—	6,359	—
Restructuring costs	39,949	51,897	74,042	114,588

Total operating expenses	122,765	131,755	244,155	247,912

Operating (loss) income	(18,042)	(29,573)	(30,475)	(92,622)
Interest income	7,505	9,396	10,826	19,701
Interest expense	(40,384)	(27,743)	(61,861)	(48,400)
Other income (expense)	3,427	(3,770)	22,809	(2,489)

Other income (expense), net	(29,452)	(22,117)	(28,226)	(31,188)

Income (loss) before provision for income taxes	(47,494)	(51,690)	(58,701)	(123,810)
Provision (benefit) for income taxes	(15,673)	(12,376)	(19,371)	(39,273)

Net income (loss)	$(31,821)	$(39,314)	$(39,330)	$(84,537)

Earnings (loss) per share:
Basic	$(0.06)	$(0.08)	$(0.08)	$(0.19)
Diluted	(0.06)	(0.08)	(0.08)	(0.19)
Shares used in computing per share amounts:
Basic	509,735	521,762	509,651	448,323
Diluted	509,735	521,762	509,651	448,323

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29,	September 28,
	2003	2002

	(unaudited)	(Derived from
		audited financials)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,333,661	$1,064,534
Short-term investments	61,221	99,140
Accounts receivable, net	1,509,512	1,394,515
Inventories	1,092,057	1,123,016
Deferred income taxes	317,139	312,184
Prepaid expenses and other	130,104	165,649

Total current assets	4,443,694	4,159,038
Property, plant and equipment, net	1,082,083	1,084,454
Long-term investments	18,492	73,955
Goodwill	2,150,699	2,101,650
Deposits and other	124,545	98,960

Total assets	$7,819,513	$7,518,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,312	$265,899
Accounts payable	1,330,248	1,279,451
Accrued liabilities and other	407,371	366,500
Accrued payroll and related benefits	147,877	142,139

Total current liabilities	1,895,808	2,053,989

Long-term liabilities:
Long-term debt, net of current portion	2,440,164	1,975,331
Deferred income tax liability	21,536	17,184
Other liabilities	61,302	56,838

Total long-term liabilities	2,523,002	2,049,353

Stockholders’ equity:
Common stock	5,290	5,254
Additional paid-in capital	5,684,064	5,675,401
Treasury stock	(188,948)	(190,261)
Accumulated other comprehensive income (loss)	5,001	(10,305)
Retained earnings (deficit)	(2,104,704)	(2,065,374)

Total stockholders’ equity	3,400,703	3,414,715

	$7,819,513	$7,518,057

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	March 29,	March 30,
	2003	2002

	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(39,330)	$(84,537)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Restructuring costs	37,006	61,423
Depreciation and amortization	119,755	128,584
Deferred income taxes	(603)	(140,838)
Provision (benefit) for doubtful accounts	(3,194)	3,887
Loss on disposal of property and equipment	20,093	5,990
Loss from investment in 50% or less owned companies	3,244	1,138
Gain from repurchase of convertible notes	(25,607)	—
Other, net	(2,419)	(1,697)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(92,431)	5,688
Net payments on asset securitization program	—	(211,013)
Inventories	98,384	504,669
Prepaid expenses, deposits and other	9,572	5,618
Income tax accounts	79,569	8,202
Accounts payable and accrued liabilities	54,960	(131,091)

Cash provided by operating activities	258,999	156,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(36,827)	(490,736)
Proceeds from maturity of short-term investments	74,164	949,712
Purchases of long-term investments	(500)	—
Purchases of property and equipment, net of acquisitions	(35,420)	(46,016)
Proceeds from sale of assets	9,684	2,579
Cash paid for businesses acquired, net of cash acquired	(211,426)	(111,465)

Cash provided by (used for) investing activities	(200,325)	304,074

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of convertible notes	(171,306)	—
Payments of long-term debt	(30,122)	(1,249,116)
Proceeds from long-term debt, net of issuance costs	1,002,798	—
Proceeds from (payments of) notes and credit facilities, net	(604,648)	823,969
Payments on long term liabilities, net	—	(1,525)
Proceeds from sale of common stock, net of issuance costs	8,323	18,278
Repurchase of common stock	—	(44,578)

Cash provided by (used for) financing activities	205,045	(452,972)

Effect of exchange rate changes	5,408	(275)

Increase in cash and cash equivalents	269,127	6,850
Cash and cash equivalents at beginning of period	1,064,534	567,649

Cash and cash equivalents at end of period	$1,333,661	$574,499

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

      The results of operations for the six months ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ending September 27, 2003. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 28, 2002, included in Sanmina-SCI’s annual report on Form 10-K. The consolidated financial statements for fiscal 2002 include the operating results of SCI from December 3, 2001, the close of the accounting period nearest to the acquisition date of December 6, 2001.

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

      Cash and Cash Equivalents — Sanmina-SCI considers all highly liquid investments with an original maturity of six months or less to be cash equivalents. At March 29, 2003, cash and cash equivalents includes $112.6 million of restricted cash and cash equivalents, primarily related to accounts collateralizing letters of credit.

      Supplemental cash flow information for the six month periods ended March 29, 2003 and March 30, 2003 is as follows:

	March 29, 2003	March 30, 2002

Cash paid (refunded) during the period for:
Interest	$26,155	$52,000
Income taxes	$(103,377)	$(43,426)
Stock issued for acquisitions, net of acquisition costs	$—	$4,389,991
Acquisition of property, plant and equipment with long-term investments	$52,850	$—

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Exit Costs — We recognize restructuring charges related to our plans to exit certain activities resulting from the identification of duplicative and excess manufacturing and administrative facilities that we choose to close or consolidate. In connection with our exit activities, we record restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities,” Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Fixed assets that are written off or impaired as a result of restructuring plans are typically sold or scrapped. The remaining carrying value of such assets was not material at March 29, 2003 or September 28, 2002.

      Goodwill and Intangibles — Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. Sanmina-SCI adopted SFAS No. 142 in the first quarter of fiscal 2002 and no longer amortizes goodwill. Sanmina-SCI evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. During the fourth quarter of fiscal 2002, we recorded an impairment loss of approximately $2.7 billion in connection with the annual impairment test.

      Sanmina-SCI has determined that there are two reportable units: international and domestic. Goodwill information for each reportable unit is as follows (in thousands):

	As of	Additions	Adjustment	As of
	September 28,	to	to	March 29,
	2002	Goodwill	Goodwill	2003

Segments:
Domestic	$1,213,205	$4,179	$(16,943)	$1,200,441
International	888,445	72,182	(10,369)	950,258

Total	$2,101,650	$76,361	$(27,312)	$2,150,699

      Sanmina-SCI has certain identifiable intangible assets that are subject to amortization. Intangible assets are included in “Deposits and other” in the condensed consolidated balance sheet. The components of intangible assets are as follows (in thousands):

	March 29, 2003			September 28, 2002

	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized Intangibles	$78,476	$34,536	$43,940	$78,476	$31,299	$47,177

      Intangible asset amortization expense for six months ended March 29, 2003 and March 30, 2002 was approximately $3.2 million and $ 2.7 million, respectively.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Estimated annual amortization expense is as follows (in thousands):

Fiscal years:

2003 (remainder)	$3,175
2004	6,412
2005	6,412
2006	5,326
2007	5,112
2008	5,112
Thereafter	12,391

$43,940

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

      Warranty Reserves — Sanmina-SCI establishes a warranty provision on shipped products based on individual manufacturing contract requirements and past warranty experience. Each period end the balance is reviewed to ensure its adequacy. Accrued warranty reserves at March 29, 2003 and September 28, 2002 were less than one percent of total current liabilities.

      Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share includes dilutive common stock equivalents using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock, if dilutive. For the quarters ended March 29, 2003 and March 30, 2002, 32,069,611 and 40,457,519 potentially dilutive shares from the conversion of the convertible subordinated debt and after-tax interest expense of $9.1 million and $12.9 million, respectively, were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. All stock options are anti-dilutive for the six months ended March 29, 2003 and March 30, 2002 due to the net losses for the periods.

      Stock-Based Compensation — SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”), and provide pro forma net income and earnings per share disclosures for employee stock compensation as if the fair-value-based method defined in SFAS No. 123 had been applied. Sanmina-SCI continues to apply the provisions of APB 25 and provide the pro forma disclosures with respect to its stock-based compensation plans in accordance with the provisions of SFAS Nos. 123 and 148.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sanmina-SCI uses the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the company’s net income (loss) and earnings (loss) per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the fair value of stock options granted. The assumptions used for the three months and six months ended March 29, 2003 and March 30, 2002 are presented below:

	For the Three Months Ended		For the Six Months Ended

	March 29,	March 30,	March 29,	March 30,
Stock Options	2003	2002	2003	2002

Volatility	75%	95%	75%	95%
Risk-free interest rate	2.17%	3.34%	2.17%	3.33%
Dividend yield	0%	0%	0%	0%
Expected lives (management and directors) beyond vesting	0.94 years	1.07 years	0.94 years	1.07 years
Expected lives (employees) beyond vesting	0.63 years	0.64 years	0.63 years	0.64 years

	For the Three Months Ended		For the Six Months Ended

	March 29,	March 30,	March 29,	March 30,
Employee Stock Purchase Plan	2003	2002	2003	2002

Volatility	75%	95%	86%	95%
Risk-free interest rate	1.22%	3.34%	2.40%	3.34%
Dividend yield	0%	0%	0%	0%
Expected lives beyond vesting	0.50 years	0.49 years	0.50 years	0.49 years

      Sanmina-SCI has several stock option plans which are described in the Company’s annual report on Form 10-K. Sanmina-SCI accounts for its stock option plans and employee stock purchase plan under APB Opinion No. 25 and related interpretations. Had compensation cost for all plans been determined consistent with SFAS Nos. 123 and 148, Sanmina-SCI’s net income (loss) and net income (loss) per share would have been the following pro forma amounts:

	For the Three Months Ended		For the Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net income (loss):
As reported	$(31,821)	$(39,314)	$(39,330)	$(84,537)
Stock-based employee compensation expense determined under fair value method, net of tax	(11,541)	(17,284)	(24,878)	(38,033)

Pro forma	$(43,362)	$(56,598)	$(64,208)	$(122,570)

Basic earnings (loss) per share:
As reported	$(0.06)	$(0.08)	$(0.08)	$(0.19)
Pro forma	$(0.09)	$(0.11)	$(0.13)	$(0.27)
Diluted earnings (loss) per share:
As reported	$(0.06)	$(0.08)	$(0.08)	$(0.19)
Pro forma	$(0.09)	$(0.11)	$(0.13)	$(0.27)

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Sanmina-SCI is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending September 27, 2003 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the current quarterly period (see Note 8). The adoption of SFAS No. 148 will not have an effect on Sanmina-SCI’s financial position or results of operations as we currently do not intend to adopt the fair value method of accounting for stock-based employee compensation pursuant to SFAS No. 148.

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

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 3 — Business Combinations

      In January 2003, Sanmina-SCI entered into an agreement with IBM under which IBM agreed to outsource the manufacturing of a portion of its low and midrange servers, workstations and ThinkPad notebooks to Sanmina-SCI and Sanmina-SCI agreed to acquire IBM’s related manufacturing facilities in Greenock, Scotland and Guadalajara, Mexico. The transaction closed in February 2003 for a cash purchase price of $169.4 million. The purchase price was allocated to the fair value of the net assets acquired, including primarily inventory ($57.2 million), buildings and equipment ($50.4 million) and goodwill ($60.3 million). This goodwill is partially deductible for tax purposes. The purchase price allocation is based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition. The purchase price allocation is subject to revision as management obtains additional information regarding the acquired business, and any corresponding adjustment will be reflected in goodwill. In addition, the asset purchase agreement provides for a physical inventory of the assets acquired within 90 days of the closing date, which could result in minor revisions to the purchase price. Sanmina-SCI expects that the physical inventory will be concluded in the third quarter of fiscal 2003. Sanmina-SCI’s results of operations for fiscal 2003 include the results of this business from the date of acquisition. Pro forma results of operations have not been presented for the IBM transaction because the effect of the acquisition was not material.

      During the first half of fiscal 2003 Sanmina-SCI also completed other acquisitions for an aggregate purchase price of $42.0 million, including an Israeli medical systems manufacturing operation and a wireless communication equipment assembly facility in Texas. Pro forma results of operations have not been presented for these transactions because the effects of the acquisitions were not material either on an individual or aggregate basis. Goodwill resulting from these acquisitions was approximately $10.4 million. The majority of this goodwill is deductible for tax purposes. The purchase price allocations for these transactions are based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition. We do not expect significant revisions to the purchase price allocations for the acquired businesses.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Restructuring Costs

SFAS No. 146

      Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations when a liability is incurred. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 for the second quarter of fiscal 2003.

	One-Time	Lease and
	Employee	Contract	Other	Impairment
	Termination	Termination	Restructuring	of
	Benefits	Costs	Costs	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at December 28, 2002	$—	$—	$—	$—	$—
Charges to operations	805	448	76	2,099	3,428
Charges utilized	(203)	(433)	(76)	(2,099)	(2,811)

Balance at March 29, 2003	$602	$15	$—	$—	$617

      In the second quarter of fiscal 2003, we approved actions pursuant to SFAS No. 146 to close and consolidate four of our manufacturing facilities in the United States and Europe as a result of the ongoing slowdown in the electronics industry. In the second quarter of fiscal 2003, we recorded charges to operations of $805,000 for termination benefits related to the involuntary termination of 307 employees, and we utilized charges of approximately $203,000 as a result of terminating 161 employees. During this period we also recorded charges to operations of $448,000 for the termination of non-cancelable leases, lease payments for permanently vacated properties and other contract termination costs, and we utilized charges of $433,000 related to these charges. We also incurred other restructuring charges to operations of $76,000 in the second quarter of fiscal 2003, primarily for costs to prepare facilities for closure. We also incurred charges to operations of $2.1 million in the second quarter of fiscal 2003 for the impairment of excess equipment at the vacated facilities. We expect the closing of the plants discussed above as well as other activities related to these exit plans to be completed by the first half of fiscal 2004.

EITF 94-3

      Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations. Below is a summary of the activity related to restructuring costs recorded

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pursuant to EITF 94-3 for the periods in which activity pursuant to our ongoing restructuring plans has taken place through the first half of fiscal 2003.

			Shutdown and	Write-off
	Employee		Consolidation	Impaired or
	Severance and	Restructuring	Costs of	Redundant
	Related	and Other	Duplicate	Fixed
	Expenses	Expenses	Facilities	Assets	Total

	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 30, 2000.	$14,742	$832	$—	$—	$15,574
Charges to operations	12,628	4,064	42,487	99,953	159,132
Charges utilized	(19,639)	(4,057)	(5,942)	(99,953)	(129,591)

Balance at September 29, 2001.	7,731	839	36,545	—	45,115
Charges to operations	31,100	10,101	31,009	99,585	171,795
Charges utilized	(28,487)	(10,161)	(31,667)	(99,585)	(169,900)

Balance at September 28, 2002.	10,344	779	35,887	—	47,010
Charges to operations	11,362	—	11,513	11,218	34,093
Charges utilized	(3,314)	(779)	(12,992)	(11,218)	(28,303)

Balance at December 28, 2002.	18,392	—	34,408	—	52,800
Charges to operations	2,845	—	9,987	23,689	36,521
Charges utilized	(4,559)	—	(17,049)	(23,689)	(45,297)

Balance at March 29, 2003	$16,678	$—	$27,346	$—	$44,024

Fiscal 2002 Plans

      September 2002 Restructuring. In September 2002, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities in North America, Europe and Asia as a result of the ongoing slowdown in the industry. In fiscal 2002, we recorded charges to operations of $3.1 million for planned employee severance expenses related to the involuntary termination of 540 employees, and we utilized charges of approximately $1.7 million as a result of terminating 144 employees. In fiscal 2002 we also recorded charges to operations of $4.2 million for the shutdown of duplicative facilities related to non-cancelable lease payments for permanently vacated properties and associated costs, and we utilized charges of $110,000 related to the shutdown of these facilities. We also incurred charges to operations of $38.3 million in fiscal 2002 related to asset write-offs for excess equipment and leasehold improvements at facilities that were permanently vacated. In the first half of fiscal 2003, we recorded charges to operations of $5.3 million for severance expenses related to the expected termination of 261 employees, and $8.5 million for non-cancelable lease payments and related costs for the shutdown of duplicative facilities. In the first half of fiscal 2003 we also incurred charges to operations of $31.1 million related to the impairment of buildings and excess equipment and leasehold improvements at permanently vacated facilities. We utilized $3.1 million of accrued severance charges and $10.3 million of accrued facilities related charges in the first half of fiscal 2003. As of March 29, 2003, 804 employees have been terminated under this exit plan. We expect the closing of the plants discussed above as well as other activities related to this exit plan to be completed in the first half of fiscal 2004.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      October 2001 Restructuring. In October 2001, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities throughout North America and Europe as a result of the continued slowdown in the industry and economy worldwide. In fiscal 2002, we recorded net charges to operations of $23.6 million for the expected involuntary termination of 2,762 employees associated with these plant closures, and utilized charges of approximately $17.7 million. We also incurred net charges to operations of $32.3 million in fiscal 2002 for the shutdown of duplicate facilities associated with non-cancelable lease payments for permanently vacated properties, and we utilized approximately $25.7 million of these charges in fiscal 2002. We also incurred charges to operations of $54.0 million in fiscal 2002 related to the write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated, all of which were utilized in fiscal 2002. In the first half of fiscal 2003, we recorded charges to operations of $8.9 million for severance costs related to the expected involuntary termination of 2,233 employees, and $13.0 million for non-cancelable lease payments and other costs related to the shutdown of duplicate facilities. We utilized accrued severance charges of $3.5 million and accrued facilities related charges of $11.8 million during the first half of fiscal 2003. We also incurred charges of $3.8 million during the first half of fiscal 2003 related to write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. As of March 29, 2003, 4,579 employees have been terminated under this exit plan. We expect the closing of the plants discussed above as well as employee terminations and other related activities to be completed in the second half of fiscal 2003.

     Fiscal 2001 Plans

      Segerström Restructuring. In March 2001, we acquired Segerström in a pooling of interests business combination and announced our restructuring plan. During fiscal 2001 and 2002, we recorded net charges to operations of $5.7 million for the involuntary termination of 470 employee positions, and utilized $4.8 million of these charges. During those periods we also recorded charges to operations of $5.2 million related to the consolidation of duplicate facilities, of which $1.3 million was utilized. In the first half of fiscal 2003, we utilized $400,000 with respect to employee severance and $300,000 with respect to shutdown of duplicate facilities.

      July 2001 Restructuring. In July 2001, we approved a plan to close and merge manufacturing facilities throughout North America and Europe as a result of the ongoing slowdown in the EMS industry. During fiscal 2001 and 2002, we recorded charges to operations of $24.0 million for severance costs for involuntary employee terminations, of which $21.8 million was utilized. During those periods we recorded net charges to operations of $45.2 million for lease payments for permanently vacated properties and other costs related to the shutdown of facilities, of which $23.1 million was utilized. Also during fiscal 2001 and fiscal 2002, we recorded and utilized $7.3 million of asset related write-offs of equipment and leasehold improvements to permanently vacated properties. During the first half of fiscal 2003, we utilized $866,000 of accrued severance costs related to the termination of 12 employees, $7.6 million of accrued costs related to the shutdown of facilities and $779,000 of other accrued restructuring costs. Manufacturing activities at the plants affected by this plan ceased in the fourth quarter of fiscal 2002; however, the leases of the related facilities expire between 2003 and 2010, therefore the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

     EITF 95-3

      Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with EITF 95-3. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the acquired entity. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 for fiscal 2002 and the first half of fiscal 2003:

		Shutdown and
	Employee	Consolidation	Write-off
	Severance and	Costs of	Impaired or
	Related	Duplicate	Redundant
	Expenses	Facilities	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Non-cash
Balance at September 29, 2001	$—	$—	$—	$—
Additions to restructuring accrual	104,161	36,078	23,724	163,963
Accrual utilized	(64,207)	(12,519)	(19,643)	(96,369)

Balance at September 28, 2002	39,954	23,559	4,081	67,594
Additions to restructuring accrual	18,975	6,000	—	24,975
Accrual utilized	(13,393)	(6,006)	(4,081)	(23,480)
Reversal of accrual	(23,968)	(1,007)	—	(24,975)

Balance at December 28, 2002	21,568	22,546	—	44,114
Additions to restructuring accrual	4,111	1,224	3,251	8,586
Accrual utilized	(9,304)	(2,999)	(3,251)	(15,554)

Balance at March 29, 2003	$16,375	$20,771	$—	$37,146

      The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

      Other Acquisition-Related Restructuring Actions. As part of an insignificant business acquisition completed in December 2002, we closed the acquired manufacturing facility in Texas as of the acquisition date and transferred the business to an existing Sanmina-SCI plant. In the second quarter of fiscal 2003 we recorded total charges to the restructuring liability of $2.4 million relating the closure of this plant. The charge consisted of $311,000 for salary related costs for employees participating in the closure of the plant and $2.1 million for excess equipment that will be disposed of. All charges were utilized during the second quarter of fiscal 2003.

      SCI Acquisition Restructuring. In December 2001, we merged with SCI in a purchase business combination. As part of the acquisition of SCI, we recorded an assumed liability, based on SCI management’s plan prior to the acquisition in accordance with EITF 94-3, for expected involuntary employee termination costs of approximately $7.4 million for 158 employee positions. As of September 28, 2002, we had utilized approximately $5.5 million of these charges in connection with the termination of 100 employees during the period. In fiscal 2002, we also incurred charges of $2.3 million related to plant consolidations and closures, of which $354,000 was paid during fiscal 2002. In the first half of fiscal 2003, we utilized the remaining $1.9 million of accrued severance, and utilized the remaining $1.9 million of accrued costs related to plant consolidations and closures. We do not expect any further activity under this exit plan.

      As part of the acquisition of SCI, we also recorded charges to the restructuring liability of $96.8 million during fiscal 2002 consisting of planned involuntary employee termination costs for 7,143 employees. We utilized $58.7 million in charges with respect to the termination of 6,446 employees during fiscal 2002. During fiscal 2002 we also incurred net charges to the restructuring liability of $33.8 million for restructuring costs related to lease payments for permanently vacated properties and other costs, and utilized approximately $12.1 million of these charges. We incurred charges to restructuring liability of $23.7 million of asset related write-offs consisting of excess equipment and leasehold improvements to

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facilities that were permanently vacated, of which $19.6 million were utilized in fiscal 2002. In the first half of fiscal 2003, we recorded restructuring charges of $22.8 million for severance costs related to the involuntary termination of 777 employees, and utilized $20.5 million for 1,639 employee terminations. We reversed a total of $24.0 million of accrued severance costs, approximately $18.4 million of which was due to lower than anticipated settlement costs at a major European manufacturing site, and approximately $5.6 million of which related to two plants that were not closed as initially planned due to a change in business requirements. As of March 29, 2003, 8,085 employees had been terminated under this exit plan. In the first half of fiscal 2003, we also recorded restructuring charges of $7.2 million for lease payments for permanently vacated properties and other costs, and we utilized approximately $7.0 million of these charges during the first half of 2003. We also reversed $1.0 million due to lower than estimated costs at various sites. During the quarter ended March 29, 2003, we also recorded costs of $1.2 million for the impairment of excess equipment at closed plants. We expect the closing and consolidation of the plants discussed above as well as involuntary employee terminations to be completed in the second half of fiscal 2003.

     Ongoing Restructuring Activities

      We continue to rationalize manufacturing facilities and headcount to better scale capacity to current market and operating conditions. In connection therewith, we will incur additional restructuring charges in the second half of fiscal year 2003 and fiscal 2004 pursuant to our phase two restructuring plan which was approved by management in the fourth quarter of fiscal 2002. We expect to incur up to approximately $250.0 million of restructuring costs pursuant to this plan, of which approximately $50.0 million was incurred in the fourth quarter of fiscal 2002 and approximately $50.8 million was incurred in the first half of fiscal 2003. We expect that approximately 55% of the costs will be cash and 45% will be non-cash.

Note 5 — Comprehensive Income

      SFAS No. 130 “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report “comprehensive income” that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity. Comprehensive income (loss) for Sanmina-SCI consists of net income (loss) plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments, net of tax effects. Comprehensive income (loss) adjustments were $7.3 million and $(2.9) million, for the three months ended March 29, 2003 and March 30, 2002, respectively and $10.3 million and $(7.7) million, for the six months ended March 29, 2003 and March 30, 2002, respectively. Comprehensive income (loss) for the three months ended March 29, 2003 and March 30, 2002 was $(24.5) million and $(42.2) million, respectively and for the six months ended March 29, 2003 and March 30, 2002 was $(29.1) million and $(92.3) million, respectively. As of March 29, 2003, the cumulative unrealized holding gain on investments and cumulative foreign currency translation adjustments were $0.1 million and $4.9 million, respectively. As of September 28, 2002, the cumulative unrealized holding gain on investments and cumulative foreign currency translation adjustments was $0.7 million and $(11.0) million, respectively.

Note 6 — Inventories

      Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Provisions when required are made to reduce excess inventories to

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their estimated net realizable values. It is possible that estimates of net realizable values can change in the near term. The components of inventories, net of provisions, are as follows (in thousands):

	As of

	March 29,	September 28,
	2003	2002

Raw materials	$719,646	$742,351
Work-in-process	193,965	235,497
Finished goods	178,446	145,168

	$1,092,057	$1,123,016

Note 7 — Long-Term Debt

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

      The 10.375% Notes are fully and unconditionally guaranteed by substantially all of Sanmina-SCI’s United States subsidiaries and are secured by a second priority security interest in the same collateral securing our obligations under the credit facility which includes substantially all of the personal property assets of Sanmina-SCI and its United States subsidiaries located in the United States, a pledge of the capital stock of substantially all of Sanmina-SCI’s United States subsidiaries, a pledge of 65% of the capital stock of certain of Sanmina-SCI’s first-tier foreign subsidiaries, and mortgages on certain domestic real estate. Sanmina-SCI may redeem the 10.375% Notes, in whole or in part, at anytime beginning on January 15, 2007 at a redemption price initially of 105.188%, declining to 102.594% on January 15, 2008 and 100.000% on January 15, 2009. Sanmina-SCI may also redeem the 10.375% Notes, in whole or in part, at any time prior to January 15, 2007 at a redemption price equal to the principal amount plus accrued interest to the redemption date plus a make-whole premium specified in the indenture. In the event of a change of control of Sanmina-SCI, Sanmina-SCI will be required to offer to repurchase the 10.375% Notes at a repurchase price of 101% of the principal amount plus accrued interest to the repurchase date. The indenture includes covenants that, among other things, limit in certain respects Sanmina-SCI and its restricted subsidiaries from incurring debt, making investments and other restricted payments, paying dividends on capital stock, redeeming capital stock or subordinated obligations and creating liens. In the event that Sanmina-SCI obtains the investment grade rating specified in the indenture and certain other conditions are met, the collateral securing the 10.375% Notes will be permanently released, and Sanmina-SCI will no longer required to comply with certain of the indenture covenants specified above for as long as Sanmina-SCI retains the investment grade rating specified in the indenture.

      The Credit Facility currently bears interest at an annual rate equal to a reserve adjusted eurodollar rate plus 4.0% (the reserve adjusted eurodollar rate was 1.29% at March 29, 2003). The principal amount of the Credit Facility is repayable in quarterly installments of $687,500 from March 31, 2003 through December 31, 2005, $13.75 million from March 31, 2006 through December 31, 2006, and $52.94 million from March 31, 2007 through December 23, 2007, plus interest. The Credit Facility is guaranteed by substantially all of Sanmina-SCI’s United States subsidiaries (the “Guarantors”) and is secured by a first priority security interest in substantially all of the personal property assets of Sanmina-SCI and the

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantors, a pledge of the capital stock of the Guarantors, a pledge of 65% of the capital stock of certain of Sanmina-SCI’s first-tier foreign subsidiaries and mortgages on certain domestic real estate. The Credit Facility is prepayable at Sanmina-SCI’s option at 103% through December 22, 2003, 102% from December 23, 2003 through December 22, 2004, 101% from December 23, 2004 through December 22, 2005, and 100% thereafter. The Credit Facility provides for various operational and financial covenants, including limitations on incurring indebtedness and creating liens, restrictions on the payment of dividends and other restricted payments, restrictions on sales of assets, restrictions on acquisitions, maintenance of a minimum interest coverage ratio and a maximum secured leverage ratio and limits on capital expenditures.

      Sanmina-SCI entered into an interest rate swap to hedge its mix of short-term and long-term interest rate exposures resulting from certain of Sanmina-SCI’s outstanding debt obligations. During the first quarter of fiscal 2003, Sanmina-SCI entered into an interest rate swap transaction related to the 10.375% Notes pursuant to which we pay a variable rate and receive a fixed rate. The interest rate swap has a total notional amount of $525.0 million. Under the swap agreement, Sanmina-SCI pays an interest rate equal to the six-month LIBOR rate plus 6.125%, determined semi-annually in arrears. In exchange, Sanmina-SCI receives a fixed interest rate of 10.375%. The swap agreement effectively replaces the fixed interest rate that Sanmina-SCI pays on $525.0 million principal amount of its 10.375% Notes with a variable interest rate. The swap was designated as fair value hedge under SFAS No. 133. Management believes that the interest rate swap meets the criteria established by SFAS No. 133 for short cut accounting; therefore, there is no gain or loss related to the interest rate swap recognized in the statement of operations.

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

      Repurchase of convertible debt — During the six months ended March 29, 2003, Sanmina-SCI repurchased, through unsolicited privately negotiated transactions, $50.0 million aggregate principal amount of the 3% Convertible Subordinated Notes due 2007 of SCI Systems, Inc., one of our wholly-owned subsidiaries, $27.5 million aggregate principal amount of the 4 1/4% Convertible Subordinated Notes due 2004, and $200.6 million aggregate principal amount at maturity (having an accreted value of $99.4 million) of the Zero Coupon Convertible Subordinated Debentures due 2020, resulting in a net gain of $25.6 million, which is reflected as other income in the accompanying statement of operations.

Note 8 — Business Segment and Customer Information

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

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following summarizes financial information by geographic segment (in thousands):

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net Sales:
Domestic	$930,408	$1,017,260	$1,935,054	$1,563,113
International	1,513,145	1,393,981	3,045,460	1,978,589
Intersegment	394,328	269,998	766,396	520,435
Less Intersegment	(394,328)	(269,998)	(766,396)	(520,435)

Total	$2,443,553	$2,411,241	$4,980,514	$3,541,702

Operating Income (loss):
Domestic	$(33,801)	$(36,641)	$(75,369)	$(79,570)
International	15,759	7,068	44,894	(13,052)

Total	$(18,042)	$(29,573)	$(30,475)	$(92,622)

	As of

	March 29,	September 28,
	2003	2002

Long Lived Assets (excludes goodwill and intangibles):
Domestic	$556,024	$643,227
International	625,156	566,965

Total	$1,181,180	$1,210,192

      Although Sanmina-SCI seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina-SCI’s net sales. During the three months ended March 29, 2003 and March 30, 2002, sales to Sanmina-SCI’s ten largest customers accounted for 67.3% and 66.2%, respectively, of Sanmina-SCI’s net sales. For the six months ended March 29, 2003 and March 30, 2002, sales to Sanmina-SCI’s ten largest customers accounted for 66.4% and 61.4%, respectively, of Sanmina-SCI’s net sales. In the three and six months ended March 29, 2003 and March 30, 2002, two of Sanmina-SCI’s customers individually represented over 10.0% of net sales.

Note 9 — Commitments and Contingencies

      In fiscal 1999, we entered into an operating lease agreement for facilities in San Jose, California, which house our corporate headquarters and certain of our assembly operations. Management had determined that the lease facility met the criteria for off-balance sheet treatment and therefore we

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 10 — Supplemental Guarantors Condensed Consolidating Financial Information

      On December 23, 2002, Sanmina-SCI issued $750.0 million of its 10.375% Notes in a private placement to qualified investors, as part of a refinancing transaction. See Note 7 for a more complete description of the 10.375% Notes.

      The Registrant has omitted the Supplemental Guarantors Condensed Consolidating Financial Information required to be included in this Note 10 to the Notes to Condensed Consolidated Financial Statements (“Guarantor Financial Information”). Such omission has been made because the Registrant identified certain misclassifications in the Guarantor Financial Information. The Registrant was not able to rectify these misclassifications prior to the due date of the Form 10-Q report and, accordingly, was not able, as of the due date of the report, to provide Guarantor Financial Information in the form required. The Registrant notes that the fiscal quarter ended March 29, 2003 was the first quarter for which the Registrant was required to provide Guarantor Financial Information.

      As a result of such omission, the Registrant has also omitted the Certifications of Principal Executive Officer and Principal Financial Officer required to be included herein and in Exhibits 99.1 and 99.2 hereto. The Registrant has filed a notice on Form 12b-25 with regard to these omissions and the late filing of this report. The Registrant will file an amended Form 10-Q containing the Guarantor Financial Information and the Executive Officer Certifications within the time period prescribed by Rule 12b-25.

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

      Exit Costs — We recognize restructuring charges related to our plans to exit certain activities resulting from the identification of duplicative and excess manufacturing and administrative facilities that we choose to close or consolidate. In connection with our exit activities, we record restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities,” Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The recognition of restructuring charges requires us to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less sales costs, of equipment to be disposed of. Management’s estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained, and the utilization of the provisions are for their intended purposes in accordance with developed exit plans.

      Goodwill — Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. We adopted SFAS No. 142 in the first quarter of fiscal 2002 and no longer amortize goodwill. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and a market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step impairment analysis is then performed to measure the amount of impairment loss, if any. The process of determining the fair value of our reporting units is subjective and requires management to exercise judgment in making assumptions related to cash flows and discount rates, among other things. During the fourth quarter of fiscal 2002, we recorded an impairment loss of approximately $2.7 billion in connection with the annual impairment test pursuant to SFAS No. 142. As of March 29, 2003, the remaining carrying value of goodwill was approximately $2.1 billion. We cannot assure you that future goodwill impairment tests will not result in further impairment charges.

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

Recent Acquisitions

      In January 2003, we entered into an agreement with IBM under which IBM agreed to outsource the manufacturing of a portion of its low and midrange servers, workstations and ThinkPad notebooks to Sanmina-SCI and Sanmina-SCI agreed to acquire IBM’s related manufacturing facilities in Greenock, Scotland and Guadalajara, Mexico. The transaction closed in February 2003 for a cash purchase price of $169.4 million. The purchase price was allocated to the fair value of the net assets acquired, including primarily inventory ($57.2 million), buildings and equipment ($50.4 million) and goodwill ($60.3 million).

      During the first half of fiscal 2003 we also completed other acquisitions for an aggregate purchase price of $42.0 million, including an Israeli medical systems manufacturing operation and a wireless communication equipment assembly facility in Texas. Goodwill resulting from these acquisitions was approximately $10.4 million.

Results of Operations

      The following table sets forth, for the three months and six months ended March 29, 2003 and March 30, 2002, certain items as a percentage of net sales. The consolidated financial statements include the operating results of SCI from December 3, 2001, the close of the accounting period nearest to the acquisition date of December 6, 2001. The net revenues for this three-day period between December 3 and December 6 were $91 million. The table and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	95.7	95.8	95.7	95.6

Gross profit	4.3	4.2	4.3	4.4

Operating expenses:
Selling, general and administrative	3.2	3.3	3.2	3.7
Amortization of goodwill and intangibles	0.1	0.1	0.1	0.1
Integration costs	0.2	—	0.1	—
Restructuring costs	1.5	2.0	1.5	3.2

Total operating expenses	5.0	5.4	4.9	7.0

Operating income (loss)	(0.7)	(1.2)	(0.6)	(2.6)
Other income (expense), net	(1.2)	(0.9)	(0.6)	(0.9)

Income (loss) before provision for income taxes	(1.9)	(2.1)	(1.2)	(3.5)
Provision (benefit) for income taxes	(0.6)	(0.5)	(0.4)	(1.1)

Net income (loss)	(1.3)%	(1.6)%	(0.8)%	(2.4)%

      Net sales for the second quarter of fiscal 2003 increased by 1.3% to $2.44 billion from $2.41 billion in the corresponding quarter of the prior year. For the six months ended March 29, 2003, sales increased by 40.6% to $4.98 billion from $3.54 billion in the six months ended March 30, 2002. The increase in net sales for the second quarter and first six months of fiscal 2003 over the same periods in fiscal 2002, was primarily the result of the merger with SCI in December 2001 and other purchase business combinations. The increases in net sales attributable to purchase business combinations were partially offset by the impact of the continuing downturn in economic conditions worldwide, in the electronics industry in general and the communications sector in particular during both the three and six month periods of 2003. This downturn has had a significant impact on our customers and their end markets during the past several quarters. These economic conditions have led to a reduced demand for services provided by Sanmina-SCI and other EMS companies.

      The following summarizes financial information by geographic segment (in thousands):

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net Sales:
Domestic	$930,408	$1,017,260	$1,935,054	$1,563,113
International	1,513,145	1,393,981	3,045,460	1,978,589

Total	$2,443,553	$2,411,241	$4,980,514	$3,541,702

      Domestic sales for the second quarter of fiscal 2003 decreased by 8.5% to $930.4 million from $1.0 billion and international sales increased by 8.5% to $1.5 billion from $1.4 billion in the corresponding quarter of the prior year. The shift in net sales from domestic to international operations in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002 is primarily due to increases in international sales as a result of purchase business combinations, the movement of manufacturing operations to lower cost regions and the general decline in the domestic electronics market. Purchase business combinations during the first half of fiscal 2003 contributed in excess of $100 million of net sales to the international segment in the quarter ended March 29, 2003 (see Note 3 to the Condensed Consolidated Financial Statements included in Item I). The increase in both domestic and international net sales for the first six months of fiscal 2003 over the same period in fiscal 2002 was primarily the result of the SCI merger in December 2001 and other purchase business combinations, with further increases in international net sales and offset by decreases in domestic net sales as a result of the factors discussed above.

      The following unaudited pro forma financial information presents the combined results of operations of Sanmina-SCI and SCI as if the merger had occurred as of the beginning of fiscal 2002, after giving effect to certain adjustments and related income tax effects.

Six Months
Ended
March 30,
2002

(in thousands,
except per
share data)
Revenue	$4,817,469
Net (loss) income	(230,547)
Basic earnings (loss) per share	$(0.44)
Diluted earnings (loss) per share	$(0.43)

      The pro forma financial information above includes infrequent charges of $163.8 million related to restructuring and $29.8 million in merger costs incurred by SCI during the first quarter of 2002 prior to its merger with Sanmina-SCI.

     Gross Profit

      Gross profit increased slightly from 4.2% in the second quarter of fiscal 2002 to 4.3% in the second quarter of fiscal 2003 and decreased from 4.4% for the six months ended March 30, 2002 to 4.3% for the six months ended March 29, 2003. We expect gross margins to continue to fluctuate based on overall production and shipment volumes as well as changes in the mix of products ordered by and shipped to major customers. The minor variations in gross profit for the three and six months ended March 29, 2003 as compared to the three and six months ended March 30, 2002 were primarily attributable to changes in product and customer mix. Fluctuations in our gross margins may be caused by a number of factors. Increased competition in the EMS industry may require us to reduce prices for our services. Changes in the types of products required by our customers could affect our overall gross margins depending on the mix of high or low margin products demanded by them, and whether we are providing our customers with our vertically integrated key system components and subassemblies. We have experienced fluctuations in our gross margins in the past and may continue to in the future.

      The pricing of manufacturing services in OEM divestiture transactions may be less favorable to us than in typical contractual relationships because of the long-term nature of these supply arrangements or an OEM’s desire to reduce manufacturing costs. Changes in customer demand and sales volumes could also result in fluctuations in gross margin. Gross margin may be impacted by charges or write offs of excess and obsolete inventory and other manufacturing related assets. Our practice is to dispose of excess and obsolete inventory written off as soon as practicable after such inventory has been identified as having no value. No significant sales of such inventory have occurred to date. These write offs could relate to:

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

     Operating Expenses

     Selling, general and administrative expenses

      Selling, general and administrative expenses decreased from $78.6 million in the second quarter of fiscal 2002 to $77.2 million in the second quarter of fiscal 2003. As a percentage of sales, selling, general and administrative expenses decreased from 3.3% in the second quarter of fiscal 2002 to 3.2% in the second quarter of fiscal 2003. For the six months ended March 29, 2003, selling, general, and administrative expenses increased in absolute dollars to $160.5 million from $130.6 million for the first six months ended March 30, 2002; however, as a percentage of sales, selling, general and administrative expenses decreased to 3.2% from 3.7% for the respective periods. The decrease in selling, general and administrative expense as a percentage of sales was primarily due to our focus on controlling costs and our ability to cost effectively scale our manufacturing operations to market conditions. In addition, we recorded the recovery of a previously written-off account receivable of approximately $6.0 million as a reduction of the bad debt provision in the second quarter of fiscal 2003 due to the collection of this receivable. No such recovery was recorded in the comparable period in fiscal 2002. Selling, general and administrative expenses as a percentage of sales are anticipated to remain relatively constant or decrease slightly as a percentage of net sales, depending on sales volume. In addition, we expect to continue to achieve operating synergies as a result of the integration of acquired businesses and Sanmina-SCI’s continued focus on controlling operating expenses.

     Amortization expense

      Amortization expense increased from $1.3 million in the second quarter of fiscal 2002 to $1.6 million in the second quarter of fiscal 2003. For the six months ended March 29, 2003, amortization expense increased to $3.2 million from $2.7 million for the comparable period in fiscal 2002. The increases in amortization expense in the three and six month periods as compared to the respective periods in the prior year are due to increases in intangible assets acquired in purchase business combinations.

     Restructuring costs

SFAS No. 146

      Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations when a liability is incurred. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 for the second quarter of fiscal 2003.

	One-Time	Lease and
	Employee	Contract	Other	Impairment
	Termination	Termination	Restructuring	of
	Benefits	Costs	Costs	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at December 28, 2002	$—	$—	$—	$—	$—
Charges to operations	805	448	76	2,099	3,428
Charges utilized	(203)	(433)	(76)	(2,099)	(2,811)

Balance at March 29, 2003.	$602	$15	$—	$—	$617

      In the second quarter of fiscal 2003, we approved actions pursuant to SFAS No. 146 to close and consolidate four of our manufacturing facilities in the United States and Europe as a result of the ongoing slowdown in the electronics industry. In the second quarter of fiscal 2003, we recorded charges to operations of $805,000 for termination benefits related to the involuntary termination of 307 employees, and we utilized charges of approximately $203,000 as a result of terminating 161 employees. During this period we also recorded charges to operations of $448,000 for the termination of non-cancelable leases, lease payments for permanently vacated properties and other contract termination costs, and we utilized charges of $433,000 related to these charges. We also incurred other restructuring charges to operations of $76,000 in the second quarter of fiscal 2003, primarily for costs to prepare facilities for closure. We also incurred charges to operations of $2.1 million in the second quarter of fiscal 2003 for the impairment of excess equipment at the vacated facilities. We expect the closing of the plants discussed above as well as other activities related to these exit plans to be completed by the first half of fiscal 2004.

EITF 94-3

      Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 for the periods in which activity pursuant to our ongoing restructuring plans has taken place through the first half of fiscal 2003.

			Shutdown and	Write-off
	Employee		Consolidation	Impaired or
	Severance and	Restructuring	Costs of	Redundant
	Related	and Other	Duplicate	Fixed
	Expenses	Expenses	Facilities	Assets	Total

	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 30, 2000	$14,742	$832	$—	$—	$15,574
Charges to operations	12,628	4,064	42,487	99,953	159,132
Charges utilized	(19,639)	(4,057)	(5,942)	(99,953)	(129,591)

Balance at September 29, 2001	7,731	839	36,545	—	45,115
Charges to operations	31,100	10,101	31,009	99,585	171,795
Charges utilized	(28,487)	(10,161)	(31,667)	(99,585)	(169,900)

Balance at September 28, 2002	10,344	779	35,887	—	47,010
Charges to operations	11,362	—	11,513	11,218	34,093
Charges utilized	(3,314)	(779)	(12,992)	(11,218)	(28,303)

Balance at December 28, 2002	18,392	—	34,408	—	52,800
Charges to operations	2,845	—	9,987	23,689	36,521
Charges utilized	(4,559)	—	(17,049)	(23,689)	(45,297)

Balance at March 29, 2003	$16,678	$—	$27,346	$—	$44,024

Fiscal 2002 Plans

      September 2002 Restructuring. In September 2002, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities in North America, Europe and Asia as a result of the ongoing slowdown in the industry. In fiscal 2002, we recorded charges to operations of $3.1 million for planned employee severance expenses related to the involuntary termination of 540 employees, and we utilized charges of approximately $1.7 million as a result of terminating 144 employees. In fiscal 2002 we also recorded charges to operations of $4.2 million for the shutdown of duplicative facilities related to non-cancelable lease payments for permanently vacated properties and associated costs, and we utilized charges of $110,000 related to the shutdown of these facilities. We also incurred charges to operations of $38.3 million in fiscal 2002 related to asset write-offs for excess equipment and leasehold improvements at facilities that were permanently vacated. In the first half of fiscal 2003, we recorded charges to operations of $5.3 million for severance expenses related to the expected termination of 261 employees, and $8.5 million for non-cancelable lease payments and related costs for the shutdown of duplicative facilities. In the first half of fiscal 2003 we also incurred charges to operations of $31.1 million related to the impairment of buildings and excess equipment and leasehold improvements at permanently vacated facilities. We utilized $3.1 million of accrued severance charges and $10.3 million of accrued facilities related charges in the first half of fiscal 2003. As of March 29, 2003, 804 employees have been terminated under this exit plan. We expect the closing of the plants discussed above as well as other activities related to this exit plan to be completed in the first half of fiscal 2004.

      October 2001 Restructuring. In October 2001, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities throughout North America and Europe as a result of the continued slowdown in the industry and economy worldwide. In fiscal 2002, we recorded net charges to operations of $23.6 million for the expected involuntary termination of 2,762 employees associated with these plant closures, and utilized charges of approximately $17.7 million. We also incurred net charges to operations of $32.3 million in fiscal 2002 for the shutdown of duplicate facilities associated with non-

cancelable lease payments for permanently vacated properties, and we utilized approximately $25.7 million of these charges in fiscal 2002. We also incurred charges to operations of $54.0 million in fiscal 2002 related to the write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated, all of which were utilized in fiscal 2002. In the first half of fiscal 2003, we recorded charges to operations of $8.9 million for severance costs related to the expected involuntary termination of 2,233 employees, and $13.0 million for non-cancelable lease payments and other costs related to the shutdown of duplicate facilities. We utilized accrued severance charges of $3.5 million and accrued facilities related charges of $11.8 million during the first half of fiscal 2003. We also incurred charges of $3.8 million during the first half of fiscal 2003 related to write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. As of March 29, 2003, 4,579 employees have been terminated under this exit plan. We expect the closing of the plants discussed above as well as employee terminations and other related activities to be completed in the second half of fiscal 2003.

Fiscal 2001 Plans

      Segerström Restructuring. In March 2001, we acquired Segerström in a pooling of interests business combination and announced our restructuring plan. During fiscal 2001 and 2002, we recorded net charges to operations of $5.7 million for the involuntary termination of 470 employee positions, and utilized $4.8 million of these charges. During those periods we also recorded charges to operations of $5.2 million related to the consolidation of duplicate facilities, of which $1.3 million was utilized. In the first half of fiscal 2003, we utilized $400,000 with respect to employee severance and $300,000 with respect to shutdown of duplicate facilities.

      July 2001 Restructuring. In July 2001, we approved a plan to close and merge manufacturing facilities throughout North America and Europe as a result of the ongoing slowdown in the EMS industry. During fiscal 2001 and 2002, we recorded charges to operations of $24.0 million for severance costs for involuntary employee terminations, of which $21.8 million was utilized. During those periods we recorded net charges to operations of $45.2 million for lease payments for permanently vacated properties and other costs related to the shutdown of facilities, of which $23.1 million was utilized. Also during fiscal 2001 and fiscal 2002, we recorded and utilized $7.3 million of asset related write-offs of equipment and leasehold improvements to permanently vacated properties. During the first half of fiscal 2003, we utilized $866,000 of accrued severance costs related to the termination of 12 employees, $7.6 million of accrued costs related to the shutdown of facilities and $779,000 of other accrued restructuring costs. Manufacturing activities at the plants affected by this plan ceased in the fourth quarter of fiscal 2002; however, the leases of the related facilities expire between 2003 and 2010, therefore the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

EITF 95-3

      Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with EITF 95-3. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired entity. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 for fiscal 2002 and the first half of fiscal 2003:

		Shutdown
		and
	Employee	Consolidation	Write-off
	Severance and	Costs of	Impaired or
	Related	Duplicate	Redundant
	Expenses	Facilities	Fixed Assets	Total

	(In thousands)

	Cash	Cash	Non-cash

Balance at September 29, 2001.	$—	$—	$—	$—
Additions to restructuring accrual	104,161	36,078	23,724	163,963
Accrual utilized	(64,207)	(12,519)	(19,643)	(96,369)

Balance at September 28, 2002.	39,954	23,559	4,081	67,594
Additions to restructuring accrual	18,975	6,000	—	24,975
Accrual utilized	(13,393)	(6,006)	(4,081)	(23,480)
Reversal of accrual	(23,968)	(1,007)	—	(24,975)

Balance at December 28, 2002.	21,568	22,546	—	44,114
Additions to restructuring accrual	4,111	1,224	3,251	8,586
Accrual utilized	(9,304)	(2,999)	(3,251)	(15,554)

Balance at March 29, 2003.	$16,375	$20,771	$—	$37,146

      The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

      Other Acquisition-Related Restructuring Actions. As part of an insignificant business acquisition completed in December 2002, we closed the acquired manufacturing facility in Texas as of the acquisition date and transferred the business to an existing Sanmina-SCI plant. In the second quarter of fiscal 2003 we recorded total charges to the restructuring liability of $2.4 million relating the closure of this plant. The charge consisted of $311,000 for salary related costs for employees participating in the closure of the plant and $2.1 million for excess equipment that will be disposed of. All charges were utilized during the second quarter of fiscal 2003.

      SCI Acquisition Restructuring. In December 2001, we merged with SCI in a purchase business combination. As part of the acquisition of SCI, we recorded an assumed liability, based on SCI management’s plan prior to the acquisition in accordance with EITF 94-3, for expected involuntary employee termination costs of approximately $7.4 million for 158 employee positions. As of September 28, 2002, we had utilized approximately $5.5 million of these charges in connection with the termination of 100 employees during the period. In fiscal 2002, we also incurred charges of $2.3 million related to plant consolidations and closures, of which $354,000 was paid during fiscal 2002. In the first half of fiscal 2003, we utilized the remaining $1.9 million of accrued severance, and utilized the remaining $1.9 million of accrued costs related to plant consolidations and closures. We do not expect any further activity under this exit plan.

      As part of the acquisition of SCI, we also recorded charges to the restructuring liability of $96.8 million during fiscal 2002 consisting of planned involuntary employee termination costs for 7,143 employees. We utilized $58.7 million in charges with respect to the termination of 6,446 employees during fiscal 2002. During fiscal 2002 we also incurred net charges to the restructuring liability of $33.8 million for restructuring costs related to lease payments for permanently vacated properties and other costs, and utilized approximately $12.1 million of these charges. We incurred charges to restructuring liability of $23.7 million of asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated, of which $19.6 million were utilized in fiscal 2002. In the first half of fiscal 2003, we recorded restructuring charges of $22.8 million for severance costs related to the involuntary termination of 777 employees, and utilized $20.5 million for 1,639 employee terminations. We reversed a total of $24.0 million of accrued severance costs, approximately $18.4 million of which was due to lower than anticipated settlement costs at a major European manufacturing site, and approximately $5.6 million of which related to two plants that were not closed as initially planned due to a change in business requirements. As of March 29, 2003, 8,085 employees had been terminated under this exit plan. In the first half of fiscal 2003, we also recorded restructuring charges of $7.2 million for lease payments for permanently vacated properties and other costs, and we utilized approximately $7.0 million of these charges during the first half of 2003. We also reversed $1.0 million due to lower than estimated costs at various sites. During the quarter ended March 29, 2003, we also recorded costs of $1.2 million for the impairment of excess equipment at closed plants. We expect the closing and consolidation of the plants discussed above as well as involuntary employee terminations to be completed during the second half of fiscal 2003.

Ongoing Restructuring Activities

      We continue to rationalize manufacturing facilities and headcount to better scale capacity to current market and operating conditions. In connection therewith, we will incur additional restructuring charges in the second half of fiscal year 2003 and fiscal 2004 pursuant to our phase two restructuring plan which was approved by management in the fourth quarter of fiscal 2002. We expect to incur up to approximately $250.0 million of restructuring costs pursuant to this plan, of which approximately $50.0 million was incurred in the fourth quarter of fiscal 2002 and approximately $50.8 million was incurred in the first half of fiscal 2003. We expect that approximately 55% of the costs will be cash and 45% will be non-cash. As a result of our phase two restructuring plan, we expect to achieve reductions in non-cash and cash costs, including depreciation, payroll and related benefits, and rent expense. We expect our annual savings to aggregate approximately $100-200 million, affecting cost of sales and selling, general and administrative expense. We began to benefit from such savings in the fourth quarter of fiscal 2002 and expect to fully realize the estimated annual savings before the end of fiscal 2004. We plan to fund cash restructuring costs with cash flows generated by operating activities.

Total Operating Expenses

      Operating expenses decreased from $131.8 million in the second quarter of fiscal 2002 to $122.8 million in the second quarter of 2003. As a percentage of sales, operating expenses decreased from 5.4% to 5.0% in the second quarter of 2002 compared to the second quarter of fiscal 2003. For the six month period, operating expenses in absolute dollars decreased from $247.9 million in fiscal 2002 to $244.2 million in fiscal 2003 and operating expenses as a percentage of sales decreased from 7.0% in fiscal 2002 to 4.9% in fiscal 2003. The decrease in operating expenses for the second quarter of fiscal 2003 as compared to the second quarter in fiscal 2002 was mainly attributable to lower restructuring costs of $39.9 million in the second quarter of 2003 as compared to $51.9 million in the second quarter of 2002, offset by $4.0 million of integration costs in the second quarter of fiscal 2003 that did not occur in the second quarter of 2002. The decrease in operating expenses as a percentage of sales for the first six months of fiscal 2003 as compared to the first six months in fiscal 2002 was mainly attributable to having a larger base of net sales and lower restructuring costs of $74.0 million as compared to $114.6 million in 2002.

      Excluding integration and restructuring costs, for the second quarter of fiscal 2003, operating expenses as a percentage of sales decreased to 3.2% from 3.3%, as compared to the same period for fiscal 2002. Excluding merger and restructuring costs, for the first six months of fiscal 2003, operating expenses as a percentage of sales decreased to 3.3% from 3.8%, as compared to the same period for fiscal 2002. This decrease is due to management’s commitment to realign resources to reflect market demand and to having a larger base of net sales in the six month period in 2003 as compared to 2002.

     Other Income (Expense), net

      For the second quarter of fiscal 2003, Sanmina-SCI reported net other expense of $29.5 million compared to net other expense of $22.1 million for the corresponding quarter of last year. For the six months ended March 29, 2003, Sanmina-SCI reported net other expense of $28.2 million compared to net other expense of $31.2 million for the six months ended March 30, 2002. The components of other income and expense, comprising net other income or expense, are primarily interest income on cash balances and short-term investments, interest expense on borrowings and convertible subordinated notes, and gains from repurchases of convertible debt (see discussion below). For the second quarter of fiscal 2003, the increase in net other expense was largely due to increased interest expense as a result of the Refinancing (see discussion below). In the six months ended March 29, 2003, net other expense decreased by $3.0 million as compared to the same period in the prior year due to gains from the repurchase of convertible debt which did not occur in 2002, offset by decreased interest income due to lower average cash and investments balances and increased interest expense as a result of debt incurred in connection with the SCI merger and the Refinancing.

     Benefit for Income Taxes

      Sanmina-SCI’s benefit for income taxes for the three and six months ended March 29, 2003 is based upon Sanmina-SCI’s estimate of the effective tax rate for fiscal 2003 of 33.0%. For the three and six months ended March 30, 2002, the effective tax rate was 24.0% and 31.7%, respectively. The increase in the effective benefit rate in fiscal 2003 is due primarily to the tax benefit of certain losses and restructuring costs incurred by non-U.S. operations.

Liquidity and Capital Resources

      Cash, cash equivalents, and short-term investments as of March 29, 2003 and September 28, 2002 were $1.4 billion and $1.2 billion, respectively. For the six months ending March 29, 2003, cash provided by operations was $259.0 million, which was primarily due to decreases in inventory and increases in income tax accounts, accounts payable and accrued liabilities, offset by increases in accounts receivable. Working capital increased to $2.6 billion as of March 29, 2003 compared to $2.1 billion at September 28, 2002. This increase in working capital was primarily due to increased cash and cash equivalents balances as a result of the Refinancing (see discussion below) in late December 2002 and increases in accounts receivable due to a higher concentration of sales at the end of the March quarter.

      Net cash used for investing activities of $200.3 million for the six months ending March 29, 2003, primarily related to $74.2 million in net proceeds from maturities of short-term investments and $9.7 million in net proceeds from sale of assets, which was offset by net cash paid for business acquisitions of $211.4 million, purchases of property, plant, and equipment of $35.4 million and purchases of short-term investments of $36.8 million.

      Net cash provided by financing activities of $205.0 million for the six months ending March 29, 2003, was related to proceeds received from long term debt of $1.0 billion and proceeds from the sale of common stock from the exercise of stock options and the employee stock purchase plan of $8.3 million, offset by payments of notes and credit facilities of $604.7 million, payments of long-term debt of $30.1 million and repurchases of convertible notes of $171.3 million. For the six months ended March 30, 2002, net cash used for financing activities of $453.0 million included payments of long-term debt of $1.2 billion and repurchases of common stock of $44.6 million offset by proceeds received from revolving credit facilities of $824.0 million and proceeds from the sale of common stock from the exercise of stock options and the employee stock purchase plan of $18.3 million.

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

      The 10.375% Notes are fully and unconditionally guaranteed by substantially all of Sanmina-SCI’s United States subsidiaries and are secured by a second priority security interest in the same collateral securing our obligations under the credit facility which includes substantially all of the personal property assets of Sanmina-SCI and its United States subsidiaries located in the United States, a pledge of the capital stock of substantially all of Sanmina-SCI’s United States subsidiaries, a pledge of 65% of the capital stock of certain of Sanmina-SCI’s first-tier foreign subsidiaries, and mortgages on certain domestic real estate. Sanmina-SCI may redeem the 10.375% Notes, in whole or in part, at anytime beginning on January 15, 2007 at a redemption price initially of 105.188%, declining to 102.594% on January 15, 2008 and 100.000% on January 15, 2009. Sanmina-SCI may also redeem the 10.375% Notes, in whole or in part, at any time prior to January 15, 2007 at a redemption price equal to the principal amount plus accrued interest to the redemption date plus a make-whole premium specified in the indenture. In the event of a change of control of Sanmina-SCI, Sanmina-SCI will be required to offer to repurchase the 10.375% Notes at a repurchase price of 101% of the principal amount plus accrued interest to the repurchase date. The indenture includes covenants that, among other things, limit in certain respects Sanmina-SCI and its restricted subsidiaries from incurring debt, making investments and other restricted payments, paying dividends on capital stock, redeeming capital stock or subordinated obligations and creating liens. In the event that Sanmina-SCI obtains the investment grade rating specified in the indenture and certain other conditions are met, the collateral securing the 10.375% Notes will be permanently released, and Sanmina-SCI will no longer required to comply with certain of the indenture covenants specified above for as long as Sanmina-SCI retains the investment grade rating specified in the indenture.

      The Credit Facility currently bears interest at an annual rate equal to a reserve adjusted eurodollar rate plus 4.0% (the reserve adjusted eurodollar rate was 1.29% at March 29, 2003). The principal amount of the Credit Facility is repayable in quarterly installments of $687,500 from March 31, 2003 through December 31, 2005, $13.75 million from March 31, 2006 through December 31, 2006, and $52.94 million from March 31, 2007 through December 23, 2007, plus interest. The Credit Facility is guaranteed by substantially all of Sanmina-SCI’s United States subsidiaries (the “Guarantors”) and is secured by a first priority security interest in substantially all of the personal property assets of Sanmina-SCI and the Guarantors, a pledge of the capital stock of the Guarantors, a pledge of 65% of the capital stock of certain of Sanmina-SCI’s first-tier foreign subsidiaries and mortgages on certain domestic real estate. The Credit Facility is prepayable at Sanmina-SCI’s option at 103% through December 22, 2003, 102% from December 23, 2003 through December 22, 2004, 101% from December 23, 2004 through December 22, 2005, and 100% thereafter. The Credit Facility provides for various operational and financial covenants, including limitations on incurring indebtedness and creating liens, restrictions on the payment of dividends and other restricted payments, restrictions on sales of assets, restrictions on acquisitions, maintenance of a minimum interest coverage ratio and a maximum secured leverage ratio and limits on capital expenditures.

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

      During the six months ended March 29, 2003, we repurchased, through unsolicited privately negotiated transactions, $50.0 million aggregate principal amount of our 3% Convertible Subordinated Notes due 2007 of SCI Systems, Inc., one of our wholly-owned subsidiaries, $27.5 million aggregate principal amount of our 4 1/4% Convertible Subordinated Notes due 2004, and $200.6 million aggregate principal amount at maturity (having an accreted value of $99.4 million) of our Zero Coupon Convertible Subordinated Debentures due 2020, resulting in a net gain of $25.6 million, which is reflected as other income in the accompanying statement of operations.

      The aggregate principal amount of outstanding long-term debt maturing during each of our next five fiscal years and thereafter, including capital lease obligations, is as follows as of March 29, 2003:

Fiscal Year Ending

(In thousands)
2003 (remainder)	$10,311
2004	273,685
2005	20,614
2006	37,312
2007	653,673
Thereafter	1,454,880

Total	$2,450,475

      In fiscal 2005, we will be required to repurchase up to $637.0 million principal amount of Zero Coupon Subordinated Debentures due 2020 if submitted for repurchase by the holders of these debentures at their option on the repurchase date of September 12, 2005.

      We lease facilities under operating leases expiring at various dates through 2021. We are responsible for utilities, maintenance, insurance and property taxes under the leases. Future minimum lease payments required to be made during each of our next five fiscal years and thereafter under operating leases are as follows:

Fiscal Year Ending

(In thousands)
2003	$22,967
2004	37,861
2005	28,295
2006	19,916
2007	14,966
Thereafter	29,424

Total	$153,429

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

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending September 27, 2003 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the current quarterly period. The adoption of SFAS No. 148 will not have an effect on our financial position or results of operations as we currently do not intend to adopt the fair value method of accounting for stock-based employee compensation pursuant to SFAS No. 148.

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

Factors Affecting Operating Results

If the markets for our customers’ products decline further, or improve at a slower pace than we anticipate, demand for our services may be adversely affected and, therefore, our operating results could be adversely affected

      As a result of the downturn in the electronics industry, in general, and the communications sector in particular, demand for our manufacturing services has declined significantly. The decrease in demand for manufacturing services by OEMs has resulted primarily from reduced capital spending by communications service providers. Until the recent downturn in the communications sector, we had depended on OEMs in this sector for a significant portion of our net sales and earnings. Consequently, our operating results have been adversely affected as a result of the deterioration in the communications market and the other markets that we serve. If capital spending in the end markets we serve continues to decline or if these markets do not improve, or improves at a slower pace than we anticipate, our revenue and profitability will continue to be adversely affected.

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

If demand for our higher-end, higher margin manufacturing services does not improve, our future gross margins and operating results may be lower than expected

      Before the recent economic downturn in the communications sector, sales of our services to OEMs in this sector accounted for a substantially greater portion of our net sales and earnings than in recent periods. As a result of reduced sales to OEMs in the communications sector, our gross margins have declined because the services that we provided to these OEMs often were more complex, thereby generating higher margins, than those that we provided to OEMs in other sectors of the electronics industry. For example, communications OEMs often required us to manufacture printed circuit boards with more than 20 layers. In addition, a greater percentage of our net sales in recent periods has been derived from sales of personal computers. Margins on personal computers are typically lower than margins that we have historically realized in communication products. Personal computer OEMs are continuing to seek price decreases from us and other EMS companies and competition for this business remains intense. This price competition could adversely affect our gross margins. If demand for our higher-end, higher margin manufacturing services does not improve in the future, our gross margins and operating results in future periods may be lower than expected.

Our operating results are subject to significant uncertainties

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

We may not be able to finance future needs or adapt our business plan to change because of restrictions placed on us by the instruments governing our debt

      The agreements governing our existing debt contain, and those governing our future debt may contain, various covenants that limit our ability to, among other things:

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

We generally do not obtain long-term volume purchase commitments from customers, and, therefore, cancellations, reductions in production quantities and delays in production by our customers could adversely affect our operating results

      We generally do not obtain firm, long-term purchase commitments from our customers. Customers may cancel their orders, reduce production quantities or delay production for a number of reasons. Many of our customers recently have experienced significant decreases in demand for their products and services. The uncertain economic conditions in several of the markets in which our customers operate have prompted some of our customers to cancel orders, delay the delivery of some of the products that we manufacture or place purchase orders for fewer products than we previously anticipated. Even when our customers are contractually obligated to purchase products from us, we may be unable or, for other business reasons, choose not to enforce our contractual rights. Cancellations, reductions or delays of orders by customers would:

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

We rely on a small number of customers for a substantial portion of our net sales, and declines in sales to these customers could adversely affect our operating results

      Sales to our 10 largest customers accounted for 67.3% of our net sales in the quarter ending March 29, 2003 and our two largest customers each accounted for 10% or more of our net sales for the quarter. We depend upon the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycles, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer, would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would adversely affect our operating results.

If our business does not improve or declines, we may further restructure our operations, which may adversely affect our financial condition and operating results

      In recent periods, we have announced two major restructuring plans as a result of the slowdown in the global electronics industry and the worldwide economy, as well as in connection with a number of our acquisitions. Prior to the end of fiscal 2002, we announced a phase one restructuring plan that contemplated aggregate cash and non-cash restructuring costs totaling approximately $730.0 million. We expect to incur approximately $3.0 million of restructuring costs pursuant to this plan in the remainder of fiscal 2003. In October 2002, we announced a phase two restructuring plan, which was approved by management in the fourth quarter of fiscal 2002, of up to $250.0 million of both cash and non-cash restructuring charges as a result of the continued slowdown in the EMS industry. We expect to incur up to approximately $150.0 million of restructuring costs pursuant to this new phase two restructuring plan in future periods. We cannot be certain as to the actual amount of these restructuring charges or the timing of their recognition for financial reporting purposes. We may need to take additional restructuring charges in the future if our business does not improve or declines or if the expected benefits of recently completed and currently planned restructuring activities do not materialize. These benefits may not materialize if we incur unanticipated costs in closing facilities or transitioning operations from closed facilities to other facilities or if customers cancel orders as a result of facility closures. If we are unsuccessful in implementing our restructuring plans, we may experience disruptions in our operations and higher ongoing costs, which may adversely affect our operating results.

If we are unable to purchase the operations of electronics industry OEMs or negotiate favorable long-term supply agreements with the divesting OEMs, our business may be adversely affected

      To continue to expand our business, we expect to pursue opportunities to acquire operations being divested by OEMs. We expect that competition for these divestiture transactions among EMS companies will be intense because these transactions typically enable the acquirer to enter into significant long-term supply arrangements with the divesting OEM. The pricing of manufacturing services in OEM divestiture transactions may be less favorable to us than in typical contractual relationships because of the long-term nature of these supply arrangements or an OEM’s desire to reduce manufacturing costs. In addition, because these transactions often involve existing customers, they can present difficult managerial and organizational challenges, particularly with respect to excess inventory, excess capacity and other aspects of our customer relationships. If we enter into new OEM asset divestiture transactions, our gross and operating margins may be reduced as a result of both the pricing structure as well as costs associated with excess inventory and capacity. Our future operating results could be adversely affected if we do not obtain a significant portion of the divestiture transactions that we pursue.

We are subject to intense competition in the EMS industry, and our business may be adversely affected by these competitive pressures

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

Consolidation in the electronics industry may adversely affect our business

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

Our failure to comply with applicable environmental laws could adversely affect our business

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

We are potentially liable for contamination of our current and former facilities, which could adversely affect our business and operating results in the future.

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

Our key personnel are critical to our business, and we cannot assure you that they will remain with us

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

We are subject to risks arising from our international operations

      We conduct our international operations in Asia, Latin America, Canada and Europe and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 61.9% of our net sales from non-U.S. operations during the second quarter of fiscal 2003, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

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

      In addition, the continuing threat of severe acute respiratory syndrome (“SARS”) may adversely impact our business, particularly in China and Southeast Asia. To date, SARS has not had a material adverse effect on our business. However, future spreading of SARS as well as travel and other restrictions imposed to combat SARS may adversely affect us.

We may encounter difficulties completing or integrating our acquisitions and expanding our operations, which could adversely affect our operating results

      For the past several years, we have pursued a strategy of growth through acquisitions. These transactions have involved acquisitions of entire companies and acquisitions of selected assets from electronics industry OEMs. These assets typically consist primarily of equipment, inventory and, in certain cases, facilities or facility leases. OEM asset divestiture transactions also typically involve our entering into new supply agreements with OEMs. Acquisitions and other expansion of our operations may involve difficulties, including:

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

If we are unable to protect our intellectual property or infringe or are alleged to infringe another person’s intellectual property, our operating results may be adversely affected

      We rely on a combination of copyright, patent, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology. Our inability to protect our intellectual property rights could diminish or eliminate the competitive advantages that we derive from our proprietary technology.

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

We and the customers we serve are vulnerable to technological changes in the electronics industry

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

We may experience component shortages, which could cause us to delay shipments to customers and reduce our revenue and operating results

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

If we manufacture products containing design or manufacturing defects, or if our manufacturing processes do not comply with applicable statutory and regulatory requirements, demand for our services may decline and we may be subject to liability claims

      We manufacture products to our customers’ specifications, and, in some cases, our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, medical devices that we manufacture, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the Food and Drug Administration. In addition, our customers’ products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or not in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in liability claims against us. The magnitude of such claims may increase as we expand our medical, automotive, and aerospace and defense manufacturing services because defects in medical devices, automotive components, and aerospace and defense systems could seriously harm users of these products. Even if our customers are responsible for the defects, they may not, or may not have the resources to, assume responsibility for any costs or liabilities arising from these defects.

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

      The table below presents carrying amounts and related average interest rates by year of maturity for our investment portfolio as of March 29, 2003 (dollars in thousands):

	Year Ended

	2003	2004	Total

Cash equivalents and short-term investments	$708,107	$20,383	$728,490
Average interest rate	1.33%	2.89%	1.38%

      We also have exposure to interest rate risk with certain variable rate debt obligations. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources for a discussion of our interest rate swap arrangement that effectively converts $525.0 million of our fixed rate debt obligations to a variable interest rate. We also have an amortizing $275.0 million credit facility maturing in 2007 that bears interest at a reserve adjusted eurodollar rate plus 4.0% (the reserve adjusted eurodollar rate was 1.29% at March 29, 2003).

Foreign Currency Exchange Risk

      Sanmina-SCI transacts business in foreign countries. Sanmina-SCI’s primary foreign currency cash flows are in certain Asian and European countries, Australia, Brazil, Canada, and Mexico. Sanmina-SCI enters into short-term foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in foreign currencies. At March 29, 2003, Sanmina-SCI had forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $359 million, which are recorded as short-term investments on the balance sheet. Market value gains and losses on forward exchange contracts are recognized in the Consolidated Statement of Operations as offsets to the exchange gains and losses on the hedged transactions. The impact of these foreign exchange contracts was not material to the results of operations for the three and six months ended March 29, 2003 and March 30, 2002.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      We and certain of our subsidiaries, namely Hadco Corporation and SCI Systems, Inc., are involved in various administrative proceedings related to environmental matters. Although we could incur significant costs relating to these matters, we believe, based on the limited information that is currently available, that the cost of any remediation that may be required at these facilities would not materially harm our business, financial condition or results of operations.

      We are a party to certain other legal proceedings that have arisen in the ordinary course of our business. We believe that the resolution of these proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Item 2.     Changes in Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

          Refer to item (c) below.

      (b) Reports on Form 8-K

      On January 15, 2003, Sanmina-SCI filed a current report on Form 8-K/A to amend the Form 8-K filed on December 23, 2002 that disclosed certain refinancing transactions and a partial repurchase of certain outstanding convertible debt securities through unsolicited privately negotiated transactions. The Form 8-K/A was filed by Sanmina-SCI to correct the amounts of convertible debt securities repurchased through unsolicited privately negotiated transactions that were disclosed in the above mentioned Form 8-K filed on December 23, 2002. The Form 8-K/A included unaudited supplemental guarantors financial information.

      (c) Exhibits

Exhibit
Number		Description

3.1(1)	—	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.1.1(2)	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.1.2(3)	—	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Registrant, dated May 31, 2001.
3.1.3(4)	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.2(5)	—	Amended and Restated Bylaws of the Registrant, dated December 7, 2001.
99.1(6)	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.2(6)	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with SEC on May 11, 2001.

(3)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2001, filed with SEC on December 21, 2001.

(4)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4 filed with SEC on August 10, 2001.

(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended September 28, 2002, filed with SEC on December 4, 2002.

(6)	To be filed by amendment.

SANMINA-SCI CORPORATION

SIGNATURES

      Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANMINA-SCI CORPORATION
(Registrant)

By:	/s/ RANDY W. FURR

Randy W. Furr
President and Chief Operating Officer

Date: May 12, 2003

By:	/s/ RICK R. ACKEL

Rick R. Ackel
Executive Vice President and
Chief Financial Officer

Date: May 12, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

      As previously disclosed on the cover page of this report and in Note 10 of the Notes to Condensed Consolidated Financial Statements, the Registrant has omitted the Guarantor Financial Information required to be included herein. As a result of this omission, the Registrant is unable to include the Certifications of Principal Executive Officer and Principal Financial Officer required to be included herein and in Exhibits 99.1 and 99.2 hereto. The Registrant has filed a notice on Form 12b-25 with regard to these omissions and the late filing of this report. The Registrant will file an amended Form 10-Q containing the Guarantor Financial Information and the Executive Officer Certifications within the time period prescribed by Rule 12b-25.

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

      As previously disclosed on the cover page of this report and in Note 10 of the Notes to Condensed Consolidated Financial Statements, the Registrant has omitted the Guarantor Financial Information required to be included herein. As a result of this omission, the Registrant is unable to include the Certifications of Principal Executive Officer and Principal Financial Officer required to be included herein and in Exhibits 99.1 and 99.2 hereto. The Registrant has filed a notice on Form 12b-25 with regard to these omissions and the late filing of this report. The Registrant will file an amended Form 10-Q containing the Guarantor Financial Information and the Executive Officer Certifications within the time period specified by Rule 12b-25.

EXHIBIT INDEX

Exhibit
Number			Description

3	.1(1)	—	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3	.1.1(2)	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3	.1.2(3)	—	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Registrant, dated May 31, 2001.
3	.1.3(4)	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3	.2(5)	—	Amended and Restated Bylaws of the Registrant, dated December 7, 2001.
99	.1(6)	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99	.2(6)	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with SEC on May 11, 2001.

(3)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2001, filed with SEC on December 21, 2001.

(4)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4 filed with SEC on August 10, 2001.

(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended September 28, 2002, filed with SEC on December 4, 2002.

(6)	To be filed by amendment.