Form 10-Q/A
period 2003-03-29
SANMINA-SCI CORP
filed 2003-05-16
CIK 897723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

      The Registrant is filing this Form 10-Q/A to include the Supplemental Guarantors Condensed Consolidating Financial Information required to be included in Note 10 to the Notes to Condensed Consolidated Financial Statements (“Guarantor Financial Information”) and the Certifications of Principal Executive Officer and Principal Financial Officer required to be included herein and in Exhibits 99.1 and 99.2 hereto. The Registrant has filed a notice on Form 12b-25 regarding the omission of these items from the prior filing. There are no other changes from the Form 10-Q filed on May 14, 2003; however, this Form 10-Q/A is being filed in its entirety for clarity and completeness.

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

      The condensed consolidating financial statements are presented below and should be read in connection with the Consolidated Financial Statements of Sanmina-SCI. Separate financial statements of the Guarantors are not presented because (i) the Guarantors are wholly-owned and have fully and unconditionally guaranteed the 10.375% Notes on a joint and several basis, and (ii) Sanmina-SCI’s management has determined such separate financial statements are not material to investors. There are no significant restrictions on the ability of Sanmina-SCI or any Guarantor to obtain funds from its subsidiaries by dividend or loan.

      The following condensed consolidating financial information presents: unaudited condensed consolidating balance sheets as of March 29, 2003 and September 28, 2002, and the related unaudited condensed consolidating statements of operations for the three and six months then ended and the related unaudited condensed consolidating statement of cash flows for the six months March 29, 2003, of (a) Sanmina-SCI, the parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Sanmina-SCI with the guarantor subsidiaries and the non-guarantor subsidiaries; and (e) Sanmina-SCI, the guarantor subsidiaries and the non-guarantor subsidiaries on a consolidated basis.

      Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany sales.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

As of March 29, 2003
(unaudited)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$765,007	$59,474	$509,180	$—	$1,333,661
Short-term investments	61,214	—	7	—	61,221
Accounts receivable, net	145,459	239,121	1,124,932	—	1,509,512
Accounts receivable — intercompany	592,288	—	—	(592,288)	—
Inventories	126,344	260,143	705,570	—	1,092,057
Deferred income taxes	85,944	193,645	37,550	—	317,139
Prepaid expenses and other	50,755	36,826	65,283	(22,760)	130,104

Total current assets	1,827,011	789,209	2,442,522	(615,048)	4,443,694
Property, plant and equipment, net	123,612	346,198	612,273	—	1,082,083
Long term investments	2,977	5,003	10,512	—	18,492
Goodwill	20,912	1,179,529	950,258	—	2,150,699
Intercompany accounts	780,295	427,916	—	(1,208,211)	—
Investment in subsidiaries	2,724,329	1,405,435	—	(4,129,764)	—
Deposits and other	57,263	59,888	77,297	(69,903)	124,545

Total assets	$5,536,399	$4,213,178	$4,092,862	$(6,022,926)	$7,819,513

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$511	$1,363	$8,438	$—	$10,312
Accounts payable	133,674	331,781	864,793	—	1,330,248
Accounts payable — intercompany	—	492,635	99,653	(592,288)	—
Accrued liabilities	79,616	161,852	188,663	(22,760)	407,371
Accrued payroll and related benefits	37,779	30,230	79,868	—	147,877

Total current liabilities	251,580	1,017,861	1,241,415	(615,048)	1,895,808
Long-term liabilities:
Long-term debt, net of current portion	1,867,881	518,251	54,032	—	2,440,164
Intercompany accounts — noncurrent	—	—	1,208,211	(1,208,211)	—
Deferred income tax liability	10,332	81,107	—	(69,903)	21,536
Other	5,903	39,743	15,656	—	61,302

Total long-term liabilities	1,884,116	639,101	1,277,899	(1,278,114)	2,523,002
Stockholders’ equity:
Common stock	5,290	16,381	424,977	(441,358)	5,290
Other stockholders’ equity accounts	3,395,413	2,539,835	1,148,571	(3,688,406)	3,395,413

Total stockholders’ equity	3,400,703	2,556,216	1,573,548	(4,129,764)	3,400,703

Total liabilities and stockholders’ equity	$5,536,399	$4,213,178	$4,092,862	$(6,022,926)	$7,819,513

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

As of September 28, 2002

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$454,792	$134,570	$475,172	$—	$1,064,534
Short-term investments	99,140	—	—	—	99,140
Accounts receivable, net	10,138	69,974	1,314,403	—	1,394,515
Accounts receivable — intercompany	—	326,380	—	(326,380)	—
Inventories	147,195	324,025	651,796	—	1,123,016
Deferred income taxes	85,944	193,645	32,595	—	312,184
Prepaid expenses and other	42,742	26,901	100,646	(4,640)	165,649

Total current assets	839,951	1,075,495	2,574,612	(331,020)	4,159,038
Property, plant and equipment, net	160,660	347,196	576,598	—	1,084,454
Long-term investments	53,918	4,992	15,045	—	73,955
Goodwill	20,831	1,192,374	888,445	—	2,101,650
Intercompany accounts	1,499,912	—	—	(1,499,912)	—
Investment in subsidiaries	2,659,139	1,367,079	—	(4,026,218)	—
Deposits and other	32,357	58,179	82,679	(74,255)	98,960

Total assets	$5,266,768	$4,045,315	$4,137,379	$(5,931,405)	$7,518,057

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$26,339	$343	$239,217	$—	$265,899
Accounts payable	129,688	391,677	758,086	—	1,279,451
Accounts payable — intercompany	237,058	—	89,322	(326,380)	—
Accrued liabilities	48,573	158,009	164,558	(4,640)	366,500
Accrued payroll and related benefits	34,552	32,123	75,464	—	142,139

Total current liabilities	476,210	582,152	1,326,647	(331,020)	2,053,989
Long-term liabilities Long-term debt, net of current portion	1,356,485	567,382	51,464	—	1,975,331
Intercompany accounts — noncurrent	—	271,383	1,228,529	(1,499,912)	—
Deferred income tax liability	10,332	81,107	—	(74,255)	17,184
Other	9,026	35,694	12,118	—	56,838

Total long-term liabilities	1,375,843	955,566	1,292,111	(1,574,167)	2,049,353
Stockholders’ equity:
Common stock	5,254	16,055	404,495	(420,550)	5,254
Other stockholders’ equity accounts	3,409,461	2,491,542	1,114,126	(3,605,668)	3,409,461

Total stockholders’ equity	3,414,715	2,507,597	1,518,621	(4,026,218)	3,414,715

Total liabilities and stockholders’ equity	$5,266,768	$4,045,315	$4,137,379	$(5,931,405)	$7,518,057

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

For the Three Months Ended March 29, 2003
(unaudited)

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
Net sales	$196,943	$967,226	$1,664,828	$(385,444)	$2,443,553
Cost of sales	196,160	919,119	1,608,995	(385,444)	2,338,830

Gross profit	783	48,107	55,833	—	104,723
Operating expenses:
Selling, general and administrative	29,870	23,105	24,250	—	77,225
Amortization of intangibles	325	1,303	0	—	1,628
Integration costs	—	2,224	1,739	—	3,963
Restructuring costs	20,288	3,763	15,898	—	39,949

Total operating expenses	50,483	30,395	41,887	—	122,765
Operating income (loss)	(49,700)	17,712	13,946	—	(18,042)
Interest income	2,695	3,648	1,162	—	7,505
Interest expense	(31,936)	(4,764)	(3,684)	—	(40,384)
Intercompany interest income (expense)	4,803	4,106	(8,909)	—	—
Other income (expense)	(3,771)	3,770	3,428	—	3,427

Other income (expense), net	(28,209)	6,760	(8,003)	—	(29,452)

Income (loss) before provision (benefit) for income taxes and equity in loss of subsidiaries	(77,909)	24,472	5,943	—	(47,494)
Provision (benefit) for income taxes	(28,067)	8,833	3,561	—	(15,673)
Equity in income (loss) of subsidiaries	18,021	7,607	—	(25,628)	—

Net loss	$(31,821)	$23,246	$2,382	$(25,628)	$(31,821)

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

For the Three Months Ended March 30, 2002
(Unaudited)

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
Net sales	$200,164	$1,255,057	$1,362,629	$(406,609)	$2,411,241
Cost of sales	192,965	1,190,801	1,331,902	(406,609)	2,309,059

Gross profit	7,199	64,256	30,727	—	102,182
Operating expenses:
Selling, general and administrative	28,805	32,806	16,996	—	78,607
Amortization of intangibles	—	1,251	—	—	1,251
Restructuring costs	10,135	38,053	3,709	—	51,897

Total operating expenses	38,940	72,110	20,705	—	131,755
Operating income (loss)	(31,741)	(7,854)	10,022	—	(29,573)
Interest income	6,522	735	2,139	—	9,396
Interest expense	(20,400)	(4,784)	(2,559)	—	(27,743)
Intercompany interest income (expense)	1,492	14,353	(15,845)	—	—
Other Income (expense)	8,161	1,983	(13,914)	—	(3,770)

Other Income (expense), net	(4,225)	12,287	(30,179)	—	(22,117)

Income (loss) before provision (benefit) for income taxes and equity in loss of subsidiaries	(35,966)	4,433	(20,157)	—	(51,690)
Provision (benefit) for income taxes	(13,668)	1,685	(393)	—	(12,376)
Equity in loss of subsidiaries	(17,016)	(20,549)	—	37,565	—

Net loss	$(39,314)	$(17,801)	$(19,764)	$37,565	$(39,314)

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

For the Six Months Ended March 29, 2003
(unaudited)

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
Net sales	$381,444	$2,020,763	$3,336,447	$(758,140)	$4,980,514
Cost of sales	380,764	1,936,607	3,207,603	(758,140)	4,766,834

Gross profit	680	84,156	128,844	—	213,680
Operating expenses:
Selling, general and administrative	56,167	52,715	51,635	—	160,517
Amortization of intangibles	650	2,587	—	—	3,237
Integration costs	—	4,240	2,119	—	6,359
Restructuring costs	38,049	4,891	31,102	—	74,042

Total operating expenses	94,866	64,433	84,856	—	244,155

Operating income (loss)	(94,186)	19,723	43,988	—	(30,475)
Interest income	3,607	4,466	2,753	—	10,826
Interest expense	(44,364)	(9,814)	(7,683)	—	(61,861)
Intercompany interest income (expense)	7,473	7,062	(14,535)	—	—
Other income (expense)	2,197	11,196	9,416	—	22,809

Other income (expense), net	(31,087)	12,910	(10,049)	—	(28,226)
Income (loss) before provision (benefit) for income taxes and equity in loss of subsidiaries	(125,273)	32,633	33,939	—	(58,701)
Provision (benefit) for income taxes	(45,139)	11,794	13,974	—	(19,371)
Equity in income (loss) of subsidiaries	40,804	24,679	—	(65,483)	—

Net loss	$(39,330)	$45,518	$19,965	$(65,483)	$(39,330)

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

For the Six Months Ended March 30, 2002
(unaudited)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
Net sales	$374,074	$1,703,225	$1,980,190	$(515,787)	$3,541,702
Cost of sales	361,732	1,617,930	1,922,537	(515,787)	3,386,412

Gross profit	12,342	85,295	57,653	—	155,290
Operating expenses:
Selling, general and administrative	39,453	46,473	44,669	—	130,595
Amortization of intangibles	—	2,729	—	—	2,729
Restructuring costs	19,979	68,974	25,635	—	114,588

Total operating expenses	59,432	118,176	70,304	—	247,912
Operating income (loss)	(47,090)	(32,881)	(12,651)	—	(92,622)
Interest income	17,259	1,436	1,006	—	19,701
Interest expense	(31,138)	(10,735)	(6,527)	—	(48,400)
Intercompany interest income (expense)	3,618	14,353	(17,971)	—	—
Other income (expense)	7,087	2,449	(12,025)	—	(2,489)

Other income (expense), net	(3,174)	7,503	(35,517)	—	(31,188)

Income (loss) before provision (benefit) for income taxes and equity in loss of subsidiaries	(50,264)	(25,378)	(48,168)	—	(123,810)
Provision (benefit) for income taxes	(19,100)	(9,644)	(10,529)	—	(39,273)
Equity in loss of subsidiaries	(53,373)	(30,149)	—	83,522	—

Net loss	$(84,537)	$(45,883)	$(37,639)	$83,522	$(84,537)

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended March 29, 2003
(unaudited)

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
Cash provided by operating activities	$(75,103)	$(115,676)	$449,778	$—	$258,999
Cash flows from investing activities:
Purchases of short-term investments	(36,827)	—	—	—	(36,827)
Proceeds from maturities of short-term investments	74,164	—	—	—	74,164
Purchases of long-term investments	(500)	—	—	—	(500)
Purchases of property, plant and equipment	(10,784)	(7,830)	(16,806)	—	(35,420)
Proceeds from sale of assets	1,725	5,648	2,311	—	9,684
Cash paid for businesses acquired, net	—	(21,430)	(189,996)	—	(211,426)

Cash provided by (used for) investing activities	27,778	(23,612)	(204,491)	—	(200,325)

Cash flows from financing activities:
Issuance (repurchase) of convertible notes	(130,058)	(41,248)	—	—	(171,306)
Payments of long-term debt	—	(85)	(30,037)	—	(30,122)
Proceeds from the long term debt, net of issuance costs	997,400	—	5,398	—	1,002,798
Payments on notes and credit facilities, net	(400,650)	(200,104)	(3,894)	—	(604,648)
Proceeds from sale of common stock, net of issuance costs	8,323	—	—	—	8,323
Proceeds from (repayment of) intercompany debt	(117,475)	305,629	(188,154)	—	—

Cash provided by (used for) financing activities	357,540	64,192	(216,687)	—	205,045
Effect of exchange rate changes	—	—	5,408	—	5,408

Increase (decrease) in cash and cash equivalents	310,215	(75,096)	34,008	—	269,127
Cash and cash equivalents at beginning of period	454,792	134,570	475,172	—	1,064,534

Cash and cash equivalents at end of period	$765,007	$59,474	$509,180	$—	$1,333,661

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended March 30, 2002

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
Cash provided by operating activities	$(101,186)	$(50,517)	$307,726	$—	$156,023
Cash flows from investing activities:
Purchases of short-term investments	(490,736)	—	—	—	(490,736)
Proceeds from maturities of short-term investments	949,712	—	—	—	949,712
Purchases of property, plant and equipment	(13,660)	(2,400)	(29,956)	—	(46,016)
Proceeds from sale of assets	1,381	1,198	—	—	2,579
Cash paid for businesses acquired, net	—	(44,242)	(67,223)	—	(111,465)

Cash provided by (used for) investing activities	446,697	(45,444)	(97,179)	—	304,074

Cash flows from financing activities:
Payments of long-term debt	(201,759)	(1,020,855)	(26,502)	—	(1,249,116)
Proceeds from notes and credit facilities, net	800,000	20,633	3,336	—	823,969
Payments on long-term liabilities, net	—	(1,525)	—	—	(1,525)
Proceeds from sale of common stock, net of issuance costs	18,278	—	—	—	18,278
Repurchase of common stock	(37,851)	(6,727)	—	—	(44,578)
Proceeds from (repayment of) intercompany debt	(1,167,894)	1,174,646	(6,752)	—	—

Cash provided by (used for) financing activities	(589,226)	166,172	(29,918)	—	(452,972)
Effect of exchange rate changes	—	—	(275)	—	(275)

Increase (decrease) in cash and cash equivalents	(243,715)	70,211	180,354	—	6,850
Cash and cash equivalents at beginning of period	495,974	7,477	64,198	—	567,649

Cash and cash equivalents at end of period	$252,259	$77,688	$244,552	$—	$574,499

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      (c) Exhibits

Exhibit
Number		Description

3.1(1)	—	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.1.1(2)	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.1.2(3)	—	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Registrant, dated May 31, 2001.
3.1.3(4)	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.2(5)	—	Amended and Restated Bylaws of the Registrant, dated December 7, 2001.
99.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with SEC on May 11, 2001.

(3)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2001, filed with SEC on December 21, 2001.

(4)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4 filed with SEC on August 10, 2001.

(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended September 28, 2002, filed with SEC on December 4, 2002.

SANMINA-SCI CORPORATION

SIGNATURES

      Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANMINA-SCI CORPORATION
(Registrant)

By:	/s/ RANDY W. FURR

Randy W. Furr
President and Chief Operating Officer

Date: May 16, 2003

By:	/s/ RICK R. ACKEL

Rick R. Ackel
Executive Vice President and
Chief Financial Officer

Date: May 16, 2003

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

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JURE SOLA

Jure Sola
Principal Executive Officer

Date: May 16, 2003

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

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICK R. ACKEL

Rick R. Ackel
Principal Financial Officer

Date: May 16, 2003

EXHIBIT INDEX

Exhibit
Number			Description

3	.1(1)	—	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3	.1.1(2)	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3	.1.2(3)	—	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Registrant, dated May 31, 2001.
3	.1.3(4)	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3	.2(5)	—	Amended and Restated Bylaws of the Registrant, dated December 7, 2001.
99.1		—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.2		—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with SEC on May 11, 2001.

(3)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2001, filed with SEC on December 21, 2001.

(4)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4 filed with SEC on August 10, 2001.

(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended September 28, 2002, filed with SEC on December 4, 2002.