Form 10-K/A
period 2002-09-28
SANMINA-SCI CORP
filed 2003-06-18
CIK 897723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE

      The Registrant is filing this Form 10-K/A to include re-audited consolidated financial statements for fiscal years 2000 and 2001, which re-audit was recently performed by the Registrant’s new independent auditor, KPMG LLP, which succeeded Arthur Andersen LLP as the Registrant’s independent auditors in May 2002. The re-audit was necessary as a result of a requirement by the Registrant to provide audited condensed consolidating guarantor financial information for fiscal 2000 and 2001, which requirement arose as a result of the Registrant’s issuance of 10.375% Senior Secured Notes in December 2002 and the subsequent filing with the Securities and Exchange Commission (“SEC”) of a registration statement on Form S-4 to register an exchange of privately-placed notes for registered notes. The audited condensed consolidating guarantor financial information is not included in this Form 10-K/A. It will be included in future filings as required by SEC regulations. The Form 10-K/A includes certain additional financial statement footnote disclosures.

SANMINA-SCI CORPORATION

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

     Net Sales

      Net sales in fiscal 2002 increased 116% to $8.8 billion from $4.1 billion in fiscal 2001. The increase in net sales in fiscal 2002 was primarily the result of the acquisition of SCI in December 2001 and other purchase business combinations, offset by declines in net sales due to the continued downturn in general economic conditions worldwide and in the electronics industry, particularly in the communications sector. Sales in fiscal 2002 were favorably impacted by increased sales to IBM and HP under supply agreements entered into in connection with the manufacturing outsourcing acquisition transactions described above. For fiscal 2002, sales to IBM and HP accounted for 18.0% and 15.8% of net sales, respectively. The majority of our sales to IBM and HP during fiscal during 2002 were pursuant to these supply agreements. On a pro forma combined basis after giving effect to the acquisition of SCI, net sales decreased 21.1% from $12.7 billion in fiscal 2001 to $10.0 billion in fiscal 2002. The decrease in net sales for fiscal 2002, on a pro forma combined basis after giving effect to the acquisition of SCI, was primarily due to a downturn in demand for electronic products in our end-markets, including the communications sector.

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

(a)     1. Financial Statements

      The following financial statements are filed as part of this report:

(a) 2. FINANCIAL STATEMENT SCHEDULE

      The following financial statement schedule of Sanmina-SCI Corporation is filed as part of this report on Form 10-K/A and should be read in conjunction with the Financial Statements of Sanmina-SCI Corporation included in this Item 15:

      Schedule II — Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(a) 3. Exhibits

      Refer to (c) below.

(b) Reports on Form 8-K

      On August 13, 2002 Sanmina-SCI filed a Current Report on Form 8-K reporting an event under Item 5, Other Events and Regulation FD Disclosure.

(c) Exhibits

Exhibit
Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001
3.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.2(5)	Amended and Restated Bylaws of the Registrant, dated December 7, 2001.
4.2(6)	Preferred Stock Rights Agreement, dated as of May 17, 2001 between the Registrant and Wells Fargo National Bank, Minnesota, N.A., including the form of Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C.
4.3(7)	Indenture dated July 22, 1999, between the Registrant and Wells Fargo Bank, N.A. as Trustee
4.4(8)	Indenture dated September 12, 2000, between the Registrant and Wells Fargo Bank, N.A. as Trustee.
4.5(9)	Subordinated Indenture dated March 15, 2000, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee (“Subordinated Indenture”).
4.5.1(10)	Supplemental Indenture No. 1 to the Subordinated Indenture, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee.
4.5.2(5)	Supplemental Indenture No. 2 to the Subordinated Indenture, by and among SCI Systems, Inc., Sanmina Corporation, as Guarantor, and Bank One Trust Company, National Association, as Trustee.
10.2(11)	Amended 1990 Incentive Stock Plan.
10.3(12)	1993 Employee Stock Purchase Plan.
10.29(13)	1999 Stock Plan.
10.29.1(5)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.30(14)	1995 Director Option Plan.
10.31(15)	1996 Supplemental Stock Plan.
10.32(16)	Hadco Corporation 1998 Stock Plan, as Amended and Restated March 3, 1999.
10.33(17)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated July 1, 1998.
10.34(18)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated April 7, 1998.
10.35(19)	SCI Systems, Inc. 1994 Stock Option Incentive Plan.
10.36(20)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.37(21)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10.42(22)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.43(23)	Employment Agreement, dated July 13, 2001, between the Registrant, SCI Systems, Inc. and A. Eugene Sapp, Jr.
10.45(24)	Agreement and Plan of Reorganization, dated July 13, 2001 (as amended and restated), by and among the Registrant, Sun Acquisition Subsidiary, Inc. and SCI Systems, Inc.
10.46(25)	Credit Agreement (Multi-Year), dated as of December 6, 2001, by and among the Registrant, certain subsidiaries of Registrant, Bank of America, N.A. and several financial institutions (“Multi-Year Credit Agreement”).

Exhibit
Number	Description

10.46.1(5)	Amendment Agreement to the Multi-Year Credit Agreement, dated as of June 21, 2002, by and among the Registrant, certain subsidiaries of Registrant, Bank of America, N.A. and several financial institutions.
10.47(26)	Credit Agreement (364-Day), dated as of December 6, 2001, by and among the Registrant, certain subsidiaries of Registrant, Bank of America, N.A. and several financial institutions (“364-Day Credit Agreement”).
10.47.1(5)	Amendment Agreement to the 364-Day Credit Agreement, dated as of June 21, 2002, by and among the Registrant, certain subsidiaries of Registrant, Bank of America, N.A. and several financial institutions.
10.48(5)	Third Amended and Restated Receivables Purchase Agreement, dated as of July 31, 2002, by and among the Registrant, SCI Funding, Inc., SCI Technology, Inc., Quincy Capital Corporation, Amsterdam Funding Corporation, Bank of America, N.A. and ABN Amro Bank, N.V. (“Third Amended and Restated Receivables Purchase Agreement”).
10.48.1(5)	First Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of August 13, 2002, by and among the Registrant, SCI Funding, Inc., SCI Technology, Inc., Quincy Capital Corporation, Amsterdam Funding Corporation, Bank of America, N.A. and ABN Amro Bank, N.V.
10.48.2(5)	Second Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of October 8, 2002, by and among the Registrant, SCI Funding, Inc., SCI Technology, Inc., Quincy Capital Corporation, Amsterdam Funding Corporation, Bank of America, N.A. and ABN Amro Bank, N.V.
10.49(5)	Deferred Compensation Plan for Outside Directors.
10.50(5)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.50.1(5)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).
16.1(27)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated April 22, 2002.
16.2(27)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 17, 2002.
16.3(27)	Letter from Ernst & Young LLP to the Securities and Exchange Commission dated May 30, 2002.
21.1(5)	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, independent public accountants.
99.1(28)	Sanmina-SCI Corporation Press Release issued April 18, 2002.
99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.

(3)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2001, filed with the SEC on December 21, 2001.

(4)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on August 10, 2001.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on December 4, 2002.

(6)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A filed with the SEC on May 25, 2001.

(7)	Incorporated by reference to Exhibit 25.1 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on July 30, 1999.

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on November 20, 2000.

(9)	Incorporated by reference to Exhibit 2.2 to SCI Systems, Inc.’s Registration Statement on Form 8-A12B, SEC File No. 001-12821, filed with the SEC on March 9, 2000.

(10)	Incorporated by reference to Exhibit 4.1 to SCI Systems, Inc.’s Report on Form 8-K, SEC File No. 001-12821, filed with the SEC on April 5, 2000.

(11)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K, SEC File No. 000-21272, filed with the SEC on December 29, 1994.

(12)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.

(13)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Report on Form S-8, filed with the SEC on May 25, 1999.

(14)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.

(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.

(16)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(17)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(18)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(19)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(20)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(21)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(22)	Incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.

(23)	Incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on August 10, 2001.

(24)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on August 10, 2001.

(25)	Incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002, filed with the SEC on May 13, 2002.

(26)	Incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002, filed with the SEC on May 13, 2002.

(27)	Incorporated by reference to Exhibit 16 to the Registrant’s Report on Form 8-K, filed with the SEC on April 23, 2002.

(28)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the SEC on April 23, 2002.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Sanmina-SCI Corporation:

      We have audited the accompanying consolidated balance sheets of Sanmina-SCI Corporation and subsidiaries as of September 28, 2002 and September 29, 2001, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended September 28, 2002. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 15(a)2. These consolidated financial statements and related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanmina-SCI Corporation and subsidiaries as of September 28, 2002 and September 29, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 28, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on September 30, 2001.

/s/ KPMG LLP

Mountain View, California

June 4, 2003

SANMINA-SCI CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of

	September 28,	September 29,
	2002	2001

	(in thousands,
	except per share data)
ASSETS:
Current assets:
Cash and cash equivalents	$1,064,534	$567,649
Short-term investments	99,140	820,742
Accounts receivable, net of allowances of $86,224 and $48,605 in 2002 and 2001, respectively	1,394,515	409,845
Inventories	1,123,016	503,822
Deferred income taxes — current	312,184	159,899
Income taxes receivable	33,591	93,107
Prepaid expenses and other	132,058	28,229

Total current assets	4,159,038	2,583,293

Property, plant and equipment, net	1,084,454	632,590
Goodwill	2,101,650	239,866
Long-term investments	73,955	98,514
Deposits and other	98,960	86,068

Total assets	$7,518,057	$3,640,331

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$265,899	$15,800
Accounts payable	1,279,451	332,471
Accrued liabilities	366,500	98,132
Accrued payroll and related benefits	142,139	45,934

Total current liabilities	2,053,989	492,337

Long-term liabilities:
Long-term debt, net of current portion	1,975,331	1,218,608
Deferred income tax liability	17,184	60,998
Other	56,838	27,408

Total long-term liabilities	2,049,353	1,307,014

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000 shares, none outstanding	—	—
Common stock, $.01 par value, authorized 1,000,000 shares, outstanding 525,032 and 322,309 shares, respectively	5,254	3,224
Treasury stock, 18,880 and 3,490 shares, respectively, at cost	(190,261)	(45,892)
Additional paid-in capital	5,675,401	1,265,965
Accumulated other comprehensive loss	(10,305)	(13,696)
Retained earnings (deficit)	(2,065,374)	631,379

Total stockholders’ equity	3,414,715	1,840,980

Total liabilities and stockholders’ equity	$7,518,057	$3,640,331

See accompanying notes.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended

	September 28,	September 29,	September 30,
	2002	2001	2000

	(in thousands, except per share amounts)
Net sales	$8,761,630	$4,054,048	$4,239,102
Cost of sales	8,386,929	3,512,579	3,562,430

Gross profit	374,701	541,469	676,672

Operating expenses:
Selling, general and administrative	287,625	239,683	235,720
Amortization of goodwill and intangibles	5,757	26,350	23,545
Goodwill impairment	2,670,000	22,394	—
Write down of intangible assets	—	17,914	8,750
Merger and integration costs	3,707	12,523	19,863
Restructuring costs	171,795	159,132	27,338

Total operating expenses	3,138,884	477,996	315,216

Operating income (loss)	(2,764,183)	63,473	361,456
Interest income	25,292	72,333	42,693
Interest expense	(97,833)	(55,218)	(46,796)
Other income (expense)	21,832	2,204	(7,382)

Other income (expense), net	(50,709)	19,319	(11,485)

Income (loss) before provision for income taxes	(2,814,892)	82,792	349,971
Provision (benefit) for income taxes	(118,139)	42,346	139,877

Net income (loss)	$(2,696,753)	$40,446	$210,094

Earnings (loss) per share: Basic	$(5.60)	$0.13	$0.69

Earnings (loss) per share: Diluted	$(5.60)	$0.12	$0.65

Shares used in computing per share amounts:
Basic	481,985	319,360	304,824
Diluted	481,985	330,229	337,350

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended

	September 28,	September 29,	September 30,
	2002	2001	2000

	(in thousands)
Net income (loss)	$(2,696,753)	$40,446	$210,094
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on investments	(4,748)	4,865	435
Foreign currency translation adjustment	6,918	(7,464)	(4,260)

Comprehensive income (loss)	$(2,694,583)	$37,847	$206,269

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

See accompanying notes.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	September 28,	September 29	September 30,
	2002	2001	2000

	(in thousands)
Cash Flows from operating activities:
Net income (loss)	$(2,696,753)	$40,446	$210,094
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Adjustment to conform year end of pooled entities	—	(5,259)	(6,265)
Depreciation and amortization	249,572	180,793	165,220
Restructuring costs	99,585	99,953	714
Provision (benefit) for doubtful accounts	(1,421)	29,727	20,595
Deferred income taxes	27,682	(73,725)	(47,788)
Tax benefit of disqualified dispositions	2,000	36,815	54,186
(Gain) loss on disposal of property and equipment	9,322	3,675	(63)
(Gain) loss from investment in 50% or less owned companies	4,512	—	—
(Gain) loss from repurchase of convertible notes	(54,493)	—	—
Write-off of cost method investments	23,284	—	—
Goodwill impairment and write down of intangible assets	2,670,000	40,308	8,750
Other, net	4,752	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	114,747	269,206	(346,258)
Account receivable securitization	(211,013)	—	—
Inventories	777,186	142,534	(236,187)
Prepaid expenses, deposits and other	10,703	(23,825)	(19,589)
Accounts payable and accrued liabilities	(161,147)	(198,274)	248,184
Income tax accounts	(45,199)	(140,847)	37,583

Cash provided by operating activities	823,319	401,527	89,176

Cash Flows from investing activities:
Purchases of short-term investments	(488,652)	(2,078,081)	(313,523)
Proceeds from maturities of short-term investments	1,202,903	1,530,493	366,672
Purchases of long-term investments	—	(42,597)	(2,861)
Purchases of property, plant and equipment	(92,991)	(187,531)	(205,596)
Cash paid for businesses acquired, net	(319,941)	(71,667)	(202,664)
Proceeds from sale of assets	3,973	3,957	—

Cash provided by (used for) investing activities	305,292	(845,426)	(357,972)

Cash Flows from financing activities:
Payments on line of credit, net	—	(2,602)	(140,000)
Proceeds from notes and credit facilities, net	1,643,482	8,529	68,679
Issuance (repurchase) of convertible notes, net of issuance costs	(125,466)	—	734,882
Payments of long-term liabilities, net	—	(1,555)	(164,968)
Payments of long-term debt	(2,052,967)	(14,333)	(301)
Proceeds from sale of common stock, net of issuance costs	17,545	57,211	623,798
Repurchase of common stock	(116,344)	(24,929)	—

Cash provided by (used for) financing activities	(633,750)	22,321	1,122,090

Effect of exchange rate changes	2,024	(9,015)	(4,333)
Increase (decrease) in cash and cash equivalents	496,885	(430,593)	848,961
Cash and cash equivalents at beginning of year	567,649	998,242	149,281

Cash and cash equivalents at end of year	1,064,534	$567,649	$998,242

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$79,465	$20,494	$46,220

Income taxes (refunds received)	$(124,529)	$220,495	$95,286

Non-cash financing information:
Conversion of subordinated notes to equity	$1,771	$3,059	$2,373

Common stock issued for acquisitions	$4,393,991	$—	$—

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

      Cash Equivalents. Sanmina-SCI considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 28, 2002, cash and cash equivalents includes $34.5 million of restricted cash and cash equivalents, primarily relating to accounts collateralizing letters of credit.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Short Term Investments. Sanmina-SCI’s investments are classified as available for sale and are recorded at their fair value, as determined by quoted market prices, with unrealized holding gains or losses classified as a separate component of stockholders’ equity. Upon sale of the investments, any previously unrealized holding gains or losses are recognized in results of operations. The specific identification method is used to determine the cost of securities sold. Realized gains and losses were not material for fiscal 2002 and 2001. As of September 28, 2002, the difference between the aggregate fair value and cost basis was a net unrealized gain of $751,000. The value of Sanmina-SCI’s investments by major security type is as follows:

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

      Sanmina-SCI also has various minority equity investments in nonpublic companies that are carried at the lower of cost or estimated fair value. Sanmina-SCI monitors these investments for impairment and records appropriate reductions in carrying values when necessary. In the fourth quarter of fiscal 2002, as a result of a

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periodic review of the value of our investments in private companies, management determined that the carrying amount of certain investments was not recoverable and, accordingly, wrote off these investments, totaling approximately $23.3 million. There can be no assurance that further write downs of the remaining investments, totaling approximately $21.1 million as of September 28, 2002, will not occur in the future.

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

      Exit Costs. We account for exit or restructuring costs in accordance with Emerging Issue Task Force Issue No., (“ETIF”), 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). The recognition of the restructuring charges requires that we make certain judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value less costs to sell of equipment to be disposed of. At the end of each reporting period, we evaluate the remaining accrued balances to ensure adequacy, that no excess accruals are retained, and the utilization of the provisions are for their intended purposes in accordance with developed

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exit plans. SFAS No. 146, which will be effective for exit or disposal activities initiated after December 31, 2002 (see further discussion under “Effect of Recent Accounting Pronouncements” below), supersedes EITF 94-3 and may impact the accounting treatment for restructuring costs recorded in fiscal 2003 and subsequent periods.

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

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total goodwill acquired during fiscal 2002 relates primarily to the SCI acquisition, which represented $4.3 billion of additions to goodwill. The purchase price for the SCI merger was determined in July 2001. In connection with this acquisition, goodwill was assigned to the domestic and international reporting units expected to benefit from synergies of the combination in accordance with paragraphs 34 and 35 of SFAS No. 142, “Goodwill and Other Intangible Assets.” Specifically, goodwill was assigned based on the proportionate estimated fair values of the revenue producing assets acquired. This calculation resulted in approximately 30% of the SCI goodwill being allocated to the domestic reporting unit and approximately 70% being allocated to the international reporting unit, which was consistent with one of our primary reasons for merging with SCI, to increase the global footprint of the Company.

      The more significant decline in the estimated fair value of the international unit was due to several factors, one of which was the overall decline in business due to deteriorating economic conditions. Pro forma net sales for fiscal 2002, giving effect to the SCI merger as if it had occurred at the beginning of the fiscal year, were approximately $10 billion, which was 23% lower than pro forma net sales for fiscal 2001 of approximately $13 billion. One of the benefits of the merger was to increase the global footprint of the combined Company. At the time of the SCI acquisition, it was anticipated that there would be greater growth in the international reporting unit. As a result, the significant and broadening downturn in the electronics industry that occurred subsequent to our merger with SCI, including working capital assumptions, had a more dramatic impact on the fair value of the international reporting unit. The factors described above all contributed to a more dramatic decline in the fair value of the international reporting unit as compared to the domestic reporting unit from the date of the SCI acquisition on December 6, 2001 to the annual impairment test in the fourth quarter of fiscal 2002.

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

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Sanmina-SCI has certain identifiable intangible assets that are subject to amortization. These assets relate to customer lists and other intangibles with useful lives from twelve to thirty years. Intangible assets are included in “Deposits and other” in the consolidated balance sheet. Intangible asset amortization expense for the year ended September 28, 2002 was approximately $5.8 million. The components of intangible assets are as follows:

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

$47,177

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Viking Components

      In June 2002, Sanmina-SCI acquired Viking Components, Incorporated (“Viking”), a privately held company which designs, manufactures and distributes advanced technology products, including computer system memory, flash memory and readers, and modems. The transaction included the purchase of all outstanding stock of Viking’s operations in the United States as well as the stock of Viking subsidiaries in Ireland and Singapore. The purchase price for the acquisition was $10.9 million paid in cash and 390,000 shares of Sanmina-SCI common stock valued at $10.26 per share. The value of the 390,000 shares of Sanmina-SCI stock issued to acquire Viking was determined as the average closing market price for several trading days prior to the closing date. Sanmina-SCI recorded this transaction as a purchase business combination. The purchase price was allocated to the fair value of net assets acquired, including primarily inventories, equipment, assumed liabilities and goodwill. The results of operations for fiscal 2002 include the results of this business from the date of acquisition.

Hewlett Packard

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

      Under the asset purchase agreement related to the HP transaction, HP agreed to indemnify Sanmina-SCI for breaches of representations and warranties as well as for certain liabilities related to the operation of the L’Isle d’Abeau facility prior to the closing of the transaction. HP and Sanmina-SCI also made customary representations and warranties.

      Under the HP supply agreement, Sanmina-SCI provides HP with manufacturing services for desktop personal computers to be sold in Europe, the Middle East and Africa. Manufacturing services will be provided at the L’Isle d’Abeau facility acquired from HP as well as at certain Sanmina-SCI facilities in the region. Services provided by Sanmina-SCI under the agreement include build-to-order and configure-to-order manufacturing of personal computers. The agreement does not contain any minimum purchase or similar obligations on the part of HP. Pricing is subject to periodic revision and Sanmina-SCI’s pricing must be competitive. Sanmina-SCI must also share cost reductions with HP. Sanmina-SCI makes customary warranties regarding its workmanship and manufacturing processes it provides under the agreement. HP has financial responsibility for materials as long as Sanmina-SCI complies with HP’s material procurement model and process. The term of the agreement is three years.

Alcatel

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

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal 2002 include the results of these businesses from the respective dates of acquisition. The supply contract with Alcatel did not have a material impact on Sanmina-SCI’s gross margin for fiscal 2002.

      Under the asset purchase agreement related to the Alcatel transaction, Alcatel agreed to indemnify Sanmina-SCI for breaches of representations and warranties as well as for liabilities related to the operation of the Toledo, Gunzenhausen and Cherbourg facilities prior to the closing of the transaction. Alcatel also agreed to indemnify Sanmina-SCI for any existing environmental contingencies at these sites. Alcatel and Sanmina-SCI also made customary representations and warranties.

      Under the supply agreement related to the Alcatel transaction, Alcatel has agreed to purchase its requirements for certain products to be sold in Europe and certain other geographic territories from Sanmina-SCI during the term of the agreement. Alcatel has not made any minimum volume purchase commitments under the supply agreement. Alcatel has financial responsibility for material ordered per Alcatel’s production forecast as long as Sanmina-SCI complies with the material procurement provisions of the agreement. However, Alcatel’s forecast is typically for a short period of time and Alcatel does not become responsible for purchased material until such material is either in excess of forecasted requirements or has become obsolete. Alcatel may also cancel and reschedule purchase orders upon payment of specified charges, which generally increase as the scheduled delivery date for the order approaches. Sanmina-SCI also makes customary warranties to Alcatel regarding its workmanship and components it manufactures under the agreement. The agreement also contains manufacturing cost reduction objectives and provides a framework for the sharing of cost reductions achieved during the term of the agreement. The term of the agreement is four years.

IBM

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

      Under the asset purchase agreement related to the IBM NetVista transaction, IBM agreed to indemnify Sanmina-SCI for breaches of representations and warranties as well as for environmental conditions existing at the acquired facilities. IBM and Sanmina-SCI also made customary representations and warranties.

      Under the IBM supply agreement for NetVista, IBM has agreed to purchase its requirements for NetVista personal computers for the Americas, Europe and the Middle East from Sanmina-SCI. during the third year of the agreement, IBM is required to purchase only 80% of its requirements for NetVista systems from Sanmina-SCI. However, IBM is not required to purchase any specified volumes of products. Pricing under the agreement is subject to review periodically and Sanmina-SCI’s pricing must be competitive. Sanmina-SCI has also agreed to maximum hourly labor rates that vary depending upon the geographic location in which production is taking place. The agreement also provides for cost reductions to IBM based on scheduled plan to transfer certain production activities to lower-cost geographic regions. IBM has liability for material ordered to support IBM’s forecast. However, such liability is limited with respect to industry-standard materials. Sanmina-SCI makes customary warranties regarding products it manufactures under the agreement. The term of the agreement is three years.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E-M-Solutions

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

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Fiscal 2000

      In June 2000, Sanmina-SCI completed two acquisitions accounted for as poolings of interests. Sanmina-SCI issued approximately 4.0 million shares of common stock to acquire Essex, an EMS supplier in Scandinavia, and approximately 39.2 million shares to acquire Hadco, a manufacturer of advanced electronic interconnect products. As a result of these acquisitions, Sanmina-SCI’s historical financial statements have been restated retroactively to include the financial results of Essex and Hadco for all periods presented. The fiscal years for Essex and Hadco were changed to coincide with Sanmina-SCI’s year end beginning in fiscal 2000. Accordingly, an adjustment was made to retained earnings to eliminate the duplication of $6.3 million of net income for Hadco and Essex, representing one month of Hadco’s operations and three months of Essex’ operations ended October 31, 1999 and December 31, 1999, respectively. The revenues for Essex and Hadco for these periods totaled approximately $163.0 million. The restated financial information includes certain adjustments to eliminate the net sales between the combining companies and certain reclassifications to conform to Sanmina-SCI’s financial statement presentation. No adjustments were necessary to conform the accounting policies of the combining companies.

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

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Restructuring costs

      In recent periods, we have initiated restructuring plans as a result of the slowdown in the global electronics industry and the worldwide economy. These plans were designed to reduce excess capacity and affected facilities across all services offered in our vertically integrated manufacturing organization. The majority of the restructuring charges recorded as a result of these plans related to facilities located in North America, and in general, manufacturing activities at these plants were transferred to other facilities.

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

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      July 2001 Restructuring. In July 2001, we approved a plan to close and merge manufacturing facilities throughout North America and Europe as a result of the ongoing slowdown in the EMS industry. Concurrent with the plant closures, Sanmina-SCI reduced its workforce by 2,967 people for an estimated cost of $18.2 million, of which $14.1 million was utilized in fiscal 2001. In fiscal 2001, we recorded costs of $40.5 million related to the shutdown of facilities, of which $8.3 million was utilized during the year. At the beginning of fiscal 2002, we had a balance of approximately $4.0 million for accrued employee severance costs, $800,000 for accrued restructuring expenses and $31.4 million for shutdown of duplicative facilities to be expended in future periods. In fiscal 2002, we recorded an employee severance charge to operations of approximately $5.8 million. During fiscal 2002, we utilized charges of approximately $7.7 million in terminating 812 employees during this period. During fiscal 2002, we incurred charges to operations of $5.3 million related to lease payments for permanently vacated properties and other costs. Approximately $14.8 million was utilized for lease payments and other costs during fiscal 2002. We also incurred charges to operations of $9.2 million with respect to asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated and whose estimated fair market value were zero; $7.3 million was utilized in fiscal 2002. During the year ended September 28, 2002, we reversed $2.5 million of restructuring charges, of which $1.9 million related to excess equipment and $600,000 related to shutdown of duplicative facilities, based on revised estimates obtained. The shutdown of the plants discussed above was completed in the fourth quarter of fiscal 2002; however, the leases of the related facilities expire between 2003 and 2010, therefore the remaining accrual will be reduced over time as the lease payments are made.

Fiscal 2000

      In June 2000, Sanmina-SCI acquired Hadco in a pooling of interests business combination. Sanmina-SCI recorded, in accordance with EITF 94-3, involuntary termination costs representing expected severance costs of 847 employee positions due to expected synergies arising from the closure of duplicate facilities. At the end of fiscal 2000, approximately $11.8 million had been paid representing primarily severance payments to 13 members of Hadco senior management pursuant to employment agreements. At the time of the original EITF 94-3 plan, Sanmina expected to downsize duplicate Hadco facilities in the six months after the merger. Severance agreements with affected employees specified that if the employees were terminated within six months of the merger date, they would receive specified severance amounts, which was the amount originally accrued. However, the volume of activity in that six month period picked up significantly, and personnel at these particular facilities were needed. Subsequent to the six months following the merger, Sanmina-SCI experienced an economic slowdown and terminated the remaining 834 identified positions. As the ultimate termination of the remaining positions was after the expiration of the original six month severance period, Sanmina-SCI determined it would not extend the severance agreement time periods. This determination was reached in the quarter ending June 30, 2001 and accordingly Sanmina-SCI reversed the balance of the accrual of approximately $14 million through the line item “Restructuring Costs” in the statement of operations during fiscal 2001. All restructuring activities related to the Hadco acquisition were completed as of June 30, 2001.

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

116,511,960

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

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.     Income Taxes

      The provision (benefit) for income taxes is based upon income (loss) before income taxes as follows:

	Year ended

	September 28,	September 29,	September 30,
	2002	2001	2000

	(in thousands)
Income(loss) before income taxes
Domestic	$(438,347)	$88,549	$302,151
International	(2,376,545)	(5,757)	47,820

	$(2,814,892)	$82,792	$349,971

      The provision (benefit) for income taxes consists of the following:

	Year ended

	September 28,	September 29,	September 30,
	2002	2001	2000

	(in thousands)
Federal
Current	$(132,802)	$102,182	$142,826
Deferred	36,828	(65,942)	(44,314)

State	(95,974)	36,240	98,512

Current	—	12,673	27,341
Deferred	(23,434)	(7,783)	(4,023)

	(23,434)	4,890	23,318

Foreign taxes
Current	(13,019)	1,216	18,047
Deferred	14,288	—	—

	1,269	1,216	18,047

Total provision (benefit) for income taxes	$(118,139)	$42,346	$139,877

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

FINANCIAL STATEMENT SCHEDULE

      The financial statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K/A.

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

Date: June 16, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JURE SOLA Jure Sola	Chief Executive Officer and Director (Principal Executive Officer)	June 16, 2003

/s/ RICK R. ACKEL Rick R. Ackel	Chief Financial Officer (Principal Financial and Accounting Officer)	June 16, 2003

* A. Eugene Sapp, Jr.	Director	June 16, 2003

* Randy W. Furr	Director	June 16, 2003

* Neil Bonke	Director	June 16, 2003

John Bolger	Director	June 16, 2003

* Mario M. Rosati	Director	June 16, 2003

* Joseph M. Schell	Director	June 16, 2003

* Wayne Shortridge	Director	June 16, 2003

Signature		Title	Date

* Bernard Vonderschmitt		Director	June 16, 2003

* Jackie M. Ward		Director	June 16, 2003

By:	/s/ RICK R. ACKEL Rick R. Ackel Attorney-in-Fact

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Jure Sola, certify that:

      1.     I have reviewed this annual report on Form 10-K/A of Sanmina-SCI Corporation;

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

Date: June 16, 2003

/s/ JURE SOLA

Jure Sola
Principal Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Rick R. Ackel, certify that:

      1.     I have reviewed this annual report on Form 10-K/A of Sanmina-SCI Corporation;

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

Date:	June 16, 2003

/s/ RICK R. ACKEL

Rick R. Ackel
Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001
3.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.2(5)	Amended and Restated Bylaws of the Registrant, dated December 7, 2001.
4.2(6)	Preferred Stock Rights Agreement, dated as of May 17, 2001 between the Registrant and Wells Fargo National Bank, Minnesota, N.A., including the form of Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C.
4.3(7)	Indenture dated July 22, 1999, between the Registrant and Wells Fargo Bank, N.A. as Trustee
4.4(8)	Indenture dated September 12, 2000, between the Registrant and Wells Fargo Bank, N.A. as Trustee.
4.5(9)	Subordinated Indenture dated March 15, 2000, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee (“Subordinated Indenture”).
4.5.1(10)	Supplemental Indenture No. 1 to the Subordinated Indenture, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee.
4.5.2(5)	Supplemental Indenture No. 2 to the Subordinated Indenture, by and among SCI Systems, Inc., Sanmina Corporation, as Guarantor, and Bank One Trust Company, National Association, as Trustee.
10.2(11)	Amended 1990 Incentive Stock Plan.
10.3(12)	1993 Employee Stock Purchase Plan.
10.29(13)	1999 Stock Plan.
10.29.1(5)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.30(14)	1995 Director Option Plan.
10.31(15)	1996 Supplemental Stock Plan.
10.32(16)	Hadco Corporation 1998 Stock Plan, as Amended and Restated March 3, 1999.
10.33(17)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated July 1, 1998.
10.34(18)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated April 7, 1998.
10.35(19)	SCI Systems, Inc. 1994 Stock Option Incentive Plan.
10.36(20)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.37(21)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10.42(22)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.43(23)	Employment Agreement, dated July 13, 2001, between the Registrant, SCI Systems, Inc. and A. Eugene Sapp, Jr.
10.45(24)	Agreement and Plan of Reorganization, dated July 13, 2001 (as amended and restated), by and among the Registrant, Sun Acquisition Subsidiary, Inc. and SCI Systems, Inc.
10.46(25)	Credit Agreement (Multi-Year), dated as of December 6, 2001, by and among the Registrant, certain subsidiaries of Registrant, Bank of America, N.A. and several financial institutions (“Multi-Year Credit Agreement”).
10.46.1(5)	Amendment Agreement to the Multi-Year Credit Agreement, dated as of June 21, 2002, by and among the Registrant, certain subsidiaries of Registrant, Bank of America, N.A. and several financial institutions.

Exhibit
Number	Description

10.47(26)	Credit Agreement (364-Day), dated as of December 6, 2001, by and among the Registrant, certain subsidiaries of Registrant, Bank of America, N.A. and several financial institutions (“364-Day Credit Agreement”).
10.47.1(5)	Amendment Agreement to the 364-Day Credit Agreement, dated as of June 21, 2002, by and among the Registrant, certain subsidiaries of Registrant, Bank of America, N.A. and several financial institutions.
10.48(5)	Third Amended and Restated Receivables Purchase Agreement, dated as of July 31, 2002, by and among the Registrant, SCI Funding, Inc., SCI Technology, Inc., Quincy Capital Corporation, Amsterdam Funding Corporation, Bank of America, N.A. and ABN Amro Bank, N.V. (“Third Amended and Restated Receivables Purchase Agreement”).
10.48.1(5)	First Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of August 13, 2002, by and among the Registrant, SCI Funding, Inc., SCI Technology, Inc., Quincy Capital Corporation, Amsterdam Funding Corporation, Bank of America, N.A. and ABN Amro Bank, N.V.
10.48.2(5)	Second Amendment to the Third Amended and Restated Receivables Purchase Agreement, dated as of October 8, 2002, by and among the Registrant, SCI Funding, Inc., SCI Technology, Inc., Quincy Capital Corporation, Amsterdam Funding Corporation, Bank of America, N.A. and ABN Amro Bank, N.V.
10.49(5)	Deferred Compensation Plan for Outside Directors.
10.50(5)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.50.1(5)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).
16.1(27)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated April 22, 2002.
16.2(27)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 17, 2002.
16.3(27)	Letter from Ernst & Young LLP to the Securities and Exchange Commission dated May 30, 2002.
21.1(5)	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, independent public accountants.
99.1(28)	Sanmina-SCI Corporation Press Release issued April 18, 2002.
99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.

(3)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2001, filed with the SEC on December 21, 2001.

(4)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on August 10, 2001.

(5)	Incorporated by reference to the Registrants’ Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.

(6)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A, filed with the SEC on May 25, 2001.

(7)	Incorporated by reference to Exhibit 25.1 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on July 30, 1999.

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on November 20, 2000.

(9)	Incorporated by reference to Exhibit 2.2 to SCI Systems, Inc.’s Registration Statement on Form 8-A12B, SEC File No. 001-12821, filed with the SEC on March 9, 2000.

(10)	Incorporated by reference to Exhibit 41 to SCI Systems, Inc.’s Report on Form 8-K, SEC File No. 001-12821, filed with the SEC on April 5, 2000.

(11)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K, SEC File No. 000-21272, filed with the SEC on December 29, 1994.

(12)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.

(13)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Report on Form S-8, filed with the SEC on May 25, 1999.

(14)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.

(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.

(16)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(17)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(18)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(19)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(20)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(21)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(22)	Incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.

(23)	Incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on August 10, 2001.

(24)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on August 10, 2001.

(25)	Incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002, filed with the SEC on May 13, 2002.

(26)	Incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002, filed with the SEC on May 13, 2002.

(27)	Incorporated by reference to Exhibit 16 to the Registrant’s Report on Form 8-K, filed with the SEC on April 23, 2002.

(28)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the SEC on April 23, 2002.