Form 10-Q
period 2003-06-28
SANMINA-SCI CORP
filed 2003-08-11
CIK 897723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

or

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

      As of August 7, 2003, there were 510,135,909 shares outstanding of the issuer’s common stock, $0.01 par value per share.

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
SIGNATURES
EXHIBIT 4.11
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(In thousands, except per share data)

	(Unaudited)
Net sales	$2,648,907	$2,617,626	$7,629,421	$6,159,328
Cost of sales	2,529,271	2,508,300	7,296,105	5,894,712

Gross profit	119,636	109,326	333,316	264,616

Operating expenses:
Selling, general and administrative	81,348	78,608	241,865	209,203
Amortization of intangibles	1,626	1,296	4,863	4,025
Integration costs	1,889	—	8,248	—
Restructuring costs	16,776	11,566	90,818	126,154

Total operating expenses	101,639	91,470	345,794	339,382

Operating income (loss)	17,997	17,856	(12,478)	(74,766)
Interest income	4,515	3,894	15,341	25,344
Interest expense	(36,817)	(23,898)	(98,678)	(72,298)
Other income (expense)	(3,865)	(4,799)	18,944	(9,037)

Other income (expense), net	(36,167)	(24,803)	(64,393)	(55,991)

Income (loss) before provision for income taxes	(18,170)	(6,947)	(76,871)	(130,757)
Provision (benefit) for income taxes	(5,996)	(1,953)	(25,367)	(41,226)

Net income (loss)	$(12,174)	$(4,994)	$(51,504)	$(89,531)

Earnings (loss) per share:
Basic	$(0.02)	$(0.01)	$(0.10)	$(0.19)
Diluted	(0.02)	(0.01)	(0.10)	(0.19)
Shares used in computing per share amounts:
Basic	510,372	520,029	509,891	472,225
Diluted	510,372	520,029	509,891	472,225

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,	September 28,
	2003	2002

		(Derived from
	(Unaudited)	Audited Financials)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,487,530	$1,064,534
Short-term investments	83,491	99,140
Accounts receivable, net	1,579,542	1,394,515
Inventories	1,059,093	1,123,016
Deferred income taxes	243,418	312,184
Prepaid expenses and other	125,504	165,649

Total current assets	4,578,578	4,159,038

Property, plant and equipment, net	1,033,957	1,084,454
Long-term investments	17,232	73,955
Goodwill	2,160,937	2,101,650
Deposits and other	123,678	98,960

Total assets	$7,914,382	$7,518,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,129	$265,899
Accounts payable	1,459,538	1,279,451
Accrued liabilities and other	370,325	366,500
Accrued payroll and related benefits	151,772	142,139

Total current liabilities	1,986,764	2,053,989

Long-term liabilities:
Long-term debt, net of current portion	2,436,817	1,975,331
Deferred income tax liability	21,900	17,184
Other liabilities	66,014	56,838

Total long-term liabilities	2,524,731	2,049,353

Stockholders’ equity:
Common stock	5,296	5,254
Additional paid-in capital	5,688,466	5,675,401
Treasury stock	(188,715)	(190,261)
Accumulated other comprehensive income (loss)	14,718	(10,305)
Retained earnings (deficit)	(2,116,878)	(2,065,374)

Total stockholders’ equity	3,402,887	3,414,715

Total liabilities and stockholders’ equity	$7,914,382	$7,518,057

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	June 28,	June 29,
	2003	2002

	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(51,504)	$(89,531)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Restructuring costs	40,000	61,810
Depreciation and amortization	175,045	187,859
Deferred income taxes	(588)	(147,721)
Provision (benefit) for doubtful accounts	(2,117)	4,528
Loss on disposal of property and equipment	22,779	4,997
Loss from investment in 50% or less owned companies	4,546	2,191
Gain from repurchase of convertible notes	(25,751)	—
Other, net	961	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(163,625)	67,608
Net payments on asset securitization program	—	(211,013)
Inventories	131,235	595,884
Prepaid expenses, deposits and other	8,248	(105,086)
Income tax accounts	126,408	148,878
Accounts payable and accrued liabilities	196,267	277

Cash provided by operating activities	461,904	520,681

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(72,263)	(489,006)
Proceeds from maturity of short-term investments	87,154	1,116,101
Purchases of long-term investments	(500)	1,334
Purchases of property and equipment, net of acquisitions	(46,723)	(80,873)
Proceeds from sale of property and equipment	16,700	3,724
Cash paid for businesses acquired, net of cash acquired	(214,526)	(265,867)

Cash provided by (used for) investing activities	(230,158)	285,413

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of convertible notes	(176,117)	—
Payments of long-term debt	(40,326)	(1,492,856)
Proceeds from long-term debt, net of issuance costs	1,002,798	—
Proceeds from (payments of) notes and credit facilities, net	(607,366)	1,089,441
Payments on long term liabilities, net	—	(3,381)
Proceeds from sale of common stock, net of issuance costs	10,270	16,997
Repurchase of common stock	—	(95,010)

Cash provided by (used for) financing activities	189,259	(484,809)

Effect of exchange rate changes	1,991	5,789

Increase in cash and cash equivalents	422,996	327,074
Cash and cash equivalents at beginning of period	1,064,534	567,649

Cash and cash equivalents at end of period	$1,487,530	$894,723

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

      The results of operations for the nine months ended June 28, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 28, 2002, included in Sanmina-SCI’s annual report on Form 10-K/A. The consolidated financial statements for fiscal 2002 include the operating results of SCI from December 3, 2001, the close of the accounting period nearest to the acquisition date of December 6, 2001.

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

      Cash and Cash Equivalents — Sanmina-SCI considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 28, 2003, cash and cash equivalents includes $118.7 million of restricted cash and cash equivalents, primarily related to accounts collateralizing letters of credit.

      Supplemental cash flow information for the nine-month periods ended June 28, 2003 and June 29, 2002 is as follows (in thousands):

	June 28, 2003	June 29, 2002

Cash paid (refunded) during the period for:
Interest	$46,832	$64,634
Income taxes	$(165,548)	$(28,614)
Stock issued for acquisitions, net of acquisition costs	$—	$4,393,991
Acquisition of property, plant and equipment with long-term investments	$52,850	$—

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Exit Costs — We recognize restructuring charges related to our plans to exit certain activities resulting from the identification of duplicative and excess manufacturing and administrative facilities that we choose to close or consolidate. In connection with our exit activities, we record restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities,” Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Where applicable, employee termination costs are recorded pursuant to SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.” Fixed assets that are written off or impaired as a result of restructuring plans are typically held for sale or scrapped. The remaining carrying value of such assets was not material at June 28, 2003 or September 28, 2002.

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

      Sanmina-SCI has determined that there are two reporting units: international and domestic. Goodwill information for each reporting unit is as follows (in thousands):

	As of	Additions	Adjustments	As of
	September 28,	to	to	June 28,
	2002	Goodwill	Goodwill	2003

Segments:
Domestic	$1,213,205	$4,621	$(17,253)	$1,200,573
International	888,445	82,456	(10,537)	960,364

Total	$2,101,650	$87,077	$(27,790)	$2,160,937

      Sanmina-SCI has certain identifiable intangible assets that are subject to amortization. Intangible assets are included in “Deposits and other” in the condensed consolidated balance sheet. The components of intangible assets are as follows (in thousands):

	June 28, 2003			September 28, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangibles	$78,954	$36,162	$42,792	$78,476	$31,299	$47,177

      Intangible asset amortization expense for the nine months ended June 28, 2003 and June 29, 2002 was approximately $4.9 million and $4.0 million, respectively.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Estimated annual amortization expense is as follows (in thousands):

Fiscal Year:

2003 (remainder)	$1,627
2004	6,512
2005	6,512
2006	5,426
2007	5,212
2008	5,112
Thereafter	12,391

$42,792

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

      Warranty Reserves — Sanmina-SCI establishes a warranty provision on shipped products based on individual manufacturing contract requirements and past warranty experience. Each period end the balance is reviewed to ensure its adequacy. Accrued warranty reserves at June 28, 2003 and September 28, 2002 were less than one percent of total current liabilities.

      Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share includes dilutive common stock equivalents using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock, if dilutive. For the quarters ended June 28, 2003 and June 29, 2002, 32,004,785 and 40,457,519 potentially dilutive shares from the conversion of the convertible subordinated debt and after-tax interest expense of $9.0 million and $12.3 million, respectively, were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. For the nine months ended June 28, 2003 and June 29, 2002, 32,159,178 and 40,457,519 potentially dilutive shares from the conversion of the convertible subordinated debt and after-tax interest expense of $27.8 million and $32.7 million, respectively, were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. All stock options are anti-dilutive for the three and nine-month periods ended June 28, 2003 and June 29, 2002 due to the net losses for the periods.

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

      Sanmina-SCI uses the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the company’s net income (loss) and earnings (loss) per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the fair value of stock options granted. The assumptions used for the three months and nine months ended June 28, 2003 and June 29, 2002 are presented below:

	For the		For the
	Three Months Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
Stock Options	2003	2002	2003	2002

Volatility	67%	95%	71%	95%
Risk-free interest rate	1.97%	3.35%	2.05%	3.34%
Dividend yield	0%	0%	0%	0%
Expected lives (management and directors) beyond vesting	0.94	0.94	0.94	0.94
Expected lives (employees) beyond vesting	0.64	0.64	0.64	0.64

	For the		For the
	Three Months Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
Employee Stock Purchase Plan	2003	2002	2003	2002

Volatility	67%	95%	86%	95%
Risk-free interest rate	1.22%	3.34%	2.40%	3.34%
Dividend yield	0%	0%	0%	0%
Expected lives beyond vesting	0.50	0.50	0.50	0.49

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sanmina-SCI has several stock option plans which are described in the Company’s most recent Annual Report on Form 10-K/ A. Sanmina-SCI accounts for its stock option plans and employee stock purchase plan under APB Opinion No. 25 and related interpretations. Had compensation cost for all plans been determined consistent with SFAS Nos. 123 and 148, Sanmina-SCI’s net income (loss) and net income (loss) per share would have been the following pro forma amounts (in thousands, except per share data):

	For the		For the
	Three Months Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income (loss):
As reported	$(12,174)	$(4,994)	$(51,504)	$(89,531)
Stock based employee compensation expense included in reported net loss, net of tax	255	—	1,528	—
Stock-based employee compensation expense determined under fair value method, net of tax	(4,807)	(18,702)	(29,446)	(60,915)

Pro forma	$(16,726)	$(23,696)	$(79,422)	$(150,446)

Basic earnings (loss) per share:
As reported	$(0.02)	$(0.01)	$(0.10)	$(0.19)
Pro forma	$(0.03)	$(0.05)	$(0.16)	$(0.32)
Diluted earnings (loss) per share:
As reported	$(0.02)	$(0.01)	$(0.10)	$(0.19)
Pro forma	$(0.03)	$(0.05)	$(0.16)	$(0.32)

      Recent Accounting Pronouncements — In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement revises the rules as to how companies account for exit and disposal activities under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity.” Commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a charge for most anticipated costs. Instead, companies record exit or disposal costs when they are “incurred” and can be measured at fair value, and subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a company previously recorded under EITF 94-3 are grandfathered. We do not expect SFAS No. 146 to have a significant impact on our financial position, results of operations and cash flows.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Sanmina-SCI is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending September 27, 2003 and provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 29, 2003. The adoption of SFAS No. 148 will not have an effect on Sanmina-SCI’s financial position

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or results of operations as we currently do not intend to adopt the fair value method of accounting for stock-based employee compensation pursuant to SFAS No. 148.

      In November 2002, the FASB issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation 45 did not have a material impact on Sanmina-SCI’s financial position or results of operations.

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

      In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s financial condition or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, many of which were previously classified as equity, as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Sanmina-SCI does not expect the adoption of SFAS No. 150 to have a material effect on its financial condition or results of operations.

Note 3 — Business Combinations

      In January 2003, Sanmina-SCI entered into an agreement with IBM under which IBM agreed to outsource the manufacturing of a portion of its low and midrange servers, workstations and ThinkPad notebooks to Sanmina-SCI and Sanmina-SCI agreed to acquire IBM’s related manufacturing facilities in Greenock, Scotland and Guadalajara, Mexico. The transaction closed in February 2003 for a cash purchase price of $172.8 million. The purchase price was allocated to the fair value of the net assets acquired, including

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily inventory ($57.2 million), buildings and equipment ($50.4 million) and goodwill ($63.8 million). This goodwill is partially deductible for tax purposes. The purchase price allocation is based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition. The purchase price allocation is subject to revision as management continues to obtain additional information regarding the acquired business, and any corresponding adjustment will be reflected in goodwill. The asset purchase agreement provided for a physical inventory of the assets acquired. The inventory was completed in the third quarter of fiscal 2003 resulting in no significant revision to the purchase price. Sanmina-SCI’s results of operations for fiscal 2003 include the results of this business from the date of acquisition. Pro forma results of operations have not been presented for the IBM transaction because the effect of the acquisition was not material.

      During the first three quarters of fiscal 2003 Sanmina-SCI also completed other acquisitions for an aggregate purchase price of $41.7 million, including an Israeli medical systems manufacturing operation and a wireless communication equipment assembly facility in Texas. Pro forma results of operations have not been presented for these transactions because the effects of the acquisitions were not material either on an individual or aggregate basis. The majority of the goodwill resulting from these acquisitions is deductible for tax purposes. The purchase price allocations for these transactions are based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition. We do not expect significant revisions to the purchase price allocations for the acquired businesses.

Note 4 — Restructuring Costs

SFAS No. 146

      Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations when a liability is incurred. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 for the second and third quarters of fiscal 2003.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	One-Time	Lease and
	Employee	Contract	Other	Impairment
	Termination	Termination	Restructuring	of
	Benefits	Costs	Costs	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at December 28, 2002	$—	$—	$—	$—	$—
Charges to operations	805	448	76	2,099	3,428
Charges utilized	(203)	(433)	(76)	(2,099)	(2,811)

Balance at March 29, 2003	602	15	—	—	617
Charges to operations	428	9,924	—	2,308	12,660
Charges utilized	(293)	(1,164)	—	(2,308)	(3,765)

Balance at June 28, 2003	$737	$8,775	$—	$—	$9,512

      In the second and third quarters of fiscal 2003, we approved actions pursuant to SFAS No. 146 to close and consolidate certain of our manufacturing facilities in the United States and Europe as a result of the ongoing slowdown in the electronics industry. In the second and third quarters of fiscal 2003, we recorded charges to operations of $1.2 million for termination benefits related to the involuntary termination of 369 employees, and we utilized charges of approximately $496,000 as a result of terminating 229 employees. During this period we also recorded charges to operations of $10.4 million for the termination of non-cancelable leases, lease payments for permanently vacated properties and other contract termination costs, and we utilized charges of $1.6 million related to these charges. We also incurred other restructuring charges to operations of $76,000 in the second quarter of fiscal 2003, primarily for costs to prepare facilities for closure. We incurred charges to operations of $4.4 million during the second and third quarters of fiscal 2003 for the impairment of excess equipment at the vacated facilities, all of which were utilized as of June 28, 2003. We expect the closing of the plants discussed above as well as other activities related to these exit plans to be completed in fiscal 2004.

EITF 94-3

      Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 for the periods in which activity pursuant to our ongoing restructuring plans has taken place through the third quarter of fiscal 2003.

	Employee		Facilities	Write-off
	Severance and	Restructuring	Shutdown and	Impaired or
	Related	and Other	Consolidation	Redundant
	Expenses	Expenses	Costs	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 30, 2000	$14,742	$832	$—	$—	$15,574
Charges to operations	12,628	4,064	42,487	99,953	159,132
Charges utilized	(19,639)	(4,057)	(5,942)	(99,953)	(129,591)

Balance at September 29, 2001	7,731	839	36,545	—	45,115
Charges to operations	31,100	10,101	31,009	99,585	171,795
Charges utilized	(28,487)	(10,161)	(31,667)	(99,585)	(169,900)

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Employee		Facilities	Write-off
	Severance and	Restructuring	Shutdown and	Impaired or
	Related	and Other	Consolidation	Redundant
	Expenses	Expenses	Costs	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 28, 2002	10,344	779	35,887	—	47,010
Charges to operations	11,362	—	11,513	11,218	34,093
Charges utilized	(3,314)	(779)	(12,992)	(11,218)	(28,303)

Balance at December 28, 2002	18,392	—	34,408	—	52,800
Charges to operations	2,845	—	9,987	23,689	36,521
Charges utilized	(4,559)	—	(17,049)	(23,689)	(45,297)

Balance at March 29, 2003	16,678	—	27,346	—	44,024
Charges to operations	2,616	—	5,083	687	8,386
Charges utilized	(2,908)	—	(10,010)	(687)	(13,605)
Reversal of accrual	(3,570)	—	(700)	—	(4,270)

Balance at June 28, 2003	$12,816	$—	$21,719	$—	$34,535

Fiscal 2002 Plans

      September 2002 Restructuring. In September 2002, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities in North America, Europe and Asia as a result of the ongoing slowdown in the industry. In fiscal 2002, we recorded charges to operations of $3.1 million for planned employee severance expenses related to the involuntary termination of 540 employees, and we utilized charges of approximately $1.7 million as a result of terminating 144 employees. In fiscal 2002 we also recorded charges to operations of $4.2 million for the shutdown of facilities related to non-cancelable lease payments for permanently vacated properties and associated costs, and we utilized charges of $110,000 related to the shutdown of these facilities. We also incurred charges to operations of $38.3 million in fiscal 2002 related to asset write-offs for excess equipment and leasehold improvements at facilities that were permanently vacated. In the first three quarters of fiscal 2003, we recorded charges to operations of $6.9 million for employee severance expenses related to the expected termination of 261 employees, and $13.2 million for non-cancelable lease payments and related costs for the shutdown of facilities. In the first three quarters of fiscal 2003, we also incurred charges to operations of $31.1 million related to the impairment of buildings and excess equipment and leasehold improvements at permanently vacated facilities. We utilized $3.9 million of accrued severance charges and $12.0 million of accrued facilities related charges in the first three quarters of fiscal 2003. As of June 28, 2003, 778 employees have been terminated under this exit plan. We expect the closing of the plants discussed above as well as other activities related to this exit plan to be completed in the first half of fiscal 2004.

      October 2001 Restructuring. In October 2001, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities throughout North America and Europe as a result of the continued slowdown in the industry and economy worldwide. In fiscal 2002, we recorded net charges to operations of $23.6 million for the expected involuntary termination of 2,762 employees associated with these plant closures, and utilized charges of approximately $17.7 million. We also incurred net charges to operations of $32.3 million in fiscal 2002 for the shutdown of facilities associated with non-cancelable lease payments for permanently vacated properties, and we utilized approximately $25.7 million of these charges in fiscal 2002. We also incurred charges to operations of $54.0 million in fiscal 2002 related to the write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vacated, all of which were utilized in fiscal 2002. In the first three quarters of fiscal 2003, we recorded charges to operations of $9.9 million for employee severance costs related to the expected involuntary termination of 2,460 employees, and $13.4 million for non-cancelable lease payments and other costs related to the shutdown of facilities. We utilized accrued severance charges of $5.4 million and accrued facilities shutdown related charges of $15.5 million during the first three quarters of fiscal 2003. During the third quarter of fiscal 2003 we reversed accrued severance charges of $3.6 million and accrued lease cancellation charges of $700,000 due to lower than estimated settlement costs at two European sites. We also incurred charges of $4.5 million during the first three quarters of fiscal 2003 related to write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. As of June 28, 2003, 4,810 employees have been terminated under this exit plan. We expect the closing of the plants discussed above as well as employee terminations and other related activities to be substantially completed by the end of fiscal 2003, although final payments of certain accrued costs may not occur until later periods.

Fiscal 2001 Plans

      Segerström Restructuring. In March 2001, we acquired Segerström in a pooling of interests business combination and announced our restructuring plan. During fiscal 2001 and 2002, we recorded net charges to operations of $5.7 million for the involuntary termination of 470 employee positions, and utilized $4.8 million of these charges. During those periods we also recorded charges to operations of $5.2 million related to the consolidation of facilities, of which $1.3 million was utilized. In the first three quarters of fiscal 2003, we utilized accrued charges of $600,000 with respect to employee severance and $1.4 million with respect to the shutdown and consolidation of facilities.

      July 2001 Restructuring. In July 2001, we approved a plan to close and merge manufacturing facilities throughout North America and Europe as a result of the ongoing slowdown in the EMS industry. During fiscal 2001 and 2002, we recorded charges to operations of $24.0 million for severance costs for involuntary employee terminations, of which $21.8 million was utilized for the termination of 3,779 employees. During those periods we recorded net charges to operations of $45.2 million for lease payments for permanently vacated properties and other costs related to the shutdown of facilities, of which $23.1 million was utilized. Also during fiscal 2001 and fiscal 2002, we recorded and utilized $7.3 million of asset related write-offs of equipment and leasehold improvements to permanently vacated properties. During the first three quarters of fiscal 2003, we utilized $914,000 of accrued severance costs related to the termination of 12 employees, $11.2 million of accrued costs related to the shutdown of facilities and $779,000 of other accrued restructuring costs. Manufacturing activities at the plants affected by this plan ceased in the fourth quarter of fiscal 2002; however, the leases of the related facilities expire between 2003 and 2010, therefore the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EITF 95-3

      Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with EITF 95-3. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired entity. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 for fiscal 2002 and the first three quarters of fiscal 2003:

	Employee	Facilities	Write-off
	Severance and	Shutdown and	Impaired or
	Related	Consolidation	Redundant
	Expenses	Costs	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Non-cash
Balance at September 29, 2001	$—	$—	$—	$—
Additions to restructuring accrual	104,161	36,078	23,724	163,963
Accrual utilized	(64,207)	(12,519)	(19,643)	(96,369)

Balance at September 28, 2002	39,954	23,559	4,081	67,594
Additions to restructuring accrual	18,975	6,000	—	24,975
Accrual utilized	(13,393)	(6,006)	(4,081)	(23,480)
Reversal of accrual	(23,968)	(1,007)	—	(24,975)

Balance at December 28, 2002	21,568	22,546	—	44,114
Additions to restructuring accrual	4,111	1,224	3,251	8,586
Accrual utilized	(9,304)	(2,999)	(3,251)	(15,554)

Balance at March 29, 2003	16,375	20,771	—	37,146
Accrual utilized	(5,671)	(5,395)	—	(11,066)

Balance at June 28, 2003	$10,704	$15,376	$—	$26,080

      The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

      Other Acquisition-Related Restructuring Actions. As part of an insignificant business acquisition completed in December 2002, we closed the acquired manufacturing facility in Texas as of the acquisition date and transferred the business to an existing Sanmina-SCI plant. In the second quarter of fiscal 2003 we recorded total charges to the restructuring liability of $2.4 million relating the closure of this plant. The charge consisted of $311,000 for salary related costs for employees participating in the closure of the plant and $2.1 million for excess equipment. All charges were utilized during the second quarter of fiscal 2003.

      SCI Acquisition Restructuring. In December 2001, we merged with SCI in a purchase business combination. As part of the acquisition of SCI, we recorded an assumed liability, based on SCI management’s plan prior to the acquisition in accordance with EITF 94-3, for expected involuntary employee termination costs of approximately $7.4 million for 158 employee positions. As of September 28, 2002, we had utilized approximately $5.5 million of these charges in connection with the termination of 100 employees during the period. In fiscal 2002, we also incurred charges of $2.3 million related to plant consolidations and closures, of which $354,000 was paid during fiscal 2002. In the first three quarters of fiscal 2003, we utilized the remaining $1.9 million of accrued severance, and utilized the remaining $1.9 million of accrued shutdown costs related to plant consolidations and closures. We do not expect any further activity under this exit plan.

      As part of the acquisition of SCI, we also recorded charges to the restructuring liability of $96.8 million during fiscal 2002 consisting of planned involuntary employee termination costs for 7,143 employees. We

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

utilized $58.7 million in charges with respect to the termination of 6,446 employees during fiscal 2002. During fiscal 2002 we also incurred net charges to the restructuring liability of $33.8 million for restructuring costs related to lease payments for permanently vacated properties and other costs, and utilized approximately $12.1 million of these charges. We incurred charges to restructuring liability of $23.7 million of asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated, of which $19.6 million were utilized in fiscal 2002. In the first three quarters of fiscal 2003, we recorded restructuring charges of $22.8 million for severance costs related to the involuntary termination of 777 employees, and utilized $26.2 million for 1,877 employee terminations. In the first quarter of fiscal 2003, we reversed a total of $24.0 million of accrued severance costs, approximately $18.4 million of which was due to lower than anticipated settlement costs at a major European manufacturing site, and approximately $5.6 million of which related to two plants that were not closed as initially planned due to a change in business requirements. As of June 28, 2003, 8,323 employees had been terminated under this exit plan. In the first three quarters of fiscal 2003, we also recorded restructuring charges of $7.2 million for lease payments for permanently vacated properties and other costs, and we utilized approximately $12.4 million of these charges during the period. We also reversed $1.0 million of accrued facilities shutdown costs due to lower than estimated costs at various sites. During the quarter ended March 29, 2003, we also recorded costs of $1.2 million for the impairment of excess equipment at closed plants. We expect the closing and consolidation of the plants discussed above as well as involuntary employee terminations to be substantially completed by the end of fiscal 2003, although final payments of certain accrued costs may not occur until later periods.

Ongoing Restructuring Activities

      We continue to rationalize manufacturing facilities and headcount to better scale capacity to current market and operating conditions. In connection therewith, we will incur additional restructuring charges in the fourth quarter of fiscal year 2003 and in fiscal 2004 pursuant to our phase two restructuring plan which was approved by management in the fourth quarter of fiscal 2002. We expect to incur up to approximately $250.0 million of restructuring costs pursuant to this plan, of which approximately $50.0 million was incurred in the fourth quarter of fiscal 2002 and approximately $69.8 million was incurred in the first three quarters of fiscal 2003, as more fully described in the preceding paragraphs. The costs will consist of both cash and non-cash charges.

Note 5 — Comprehensive Income

      SFAS No. 130 “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report “comprehensive income” that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity. Comprehensive income (loss) for Sanmina-SCI consists of net income (loss) plus the effect of unrealized holding gains or losses on investments classified as available-for-sale and foreign currency translation adjustments, net of tax effects. Comprehensive income (loss) adjustments were $6.5 million and $14.2 million, for the three months ended June 28, 2003 and June 29, 2002, respectively and $16.8 million and $6.5 million, for the nine months ended June 28, 2003 and June 29, 2002, respectively. Comprehensive income (loss) for the three months ended June 28, 2003 and June 29, 2002 was $(5.7) million and $9.2 million, respectively, and for the nine months ended June 28, 2003 and June 29, 2002 was $(34.7) million and $(83.1) million, respectively. As of June 28, 2003, the cumulative unrealized holding gain on investments and cumulative foreign currency translation adjustments were $(0.1) million and $14.8 million, respectively. As of September 28, 2002, the cumulative unrealized holding gain on investments and cumulative foreign currency translation adjustments was $0.7 million and $(11.0) million, respectively.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	As of

	June 28,	September 28,
	2003	2002

Raw materials	$645,863	$742,351
Work-in-process	221,973	235,497
Finished goods	191,257	145,168

	$1,059,093	$1,123,016

Note 7 — Long-Term Debt

      Refinancing — On December 23, 2002, Sanmina-SCI issued $750.0 million of 10.375% Senior Secured Notes due January 15, 2010 (the “Original Notes”) in a private placement to qualified investors as part of a refinancing transaction pursuant to which Sanmina-SCI also entered into a $275.0 million senior secured credit facility (the “Credit Facility”). A portion of the net proceeds of the Original Notes and Credit Facility was used to repay all outstanding amounts under our three-year revolving credit facility and to repurchase all outstanding receivables sold under our receivables securitization facility. These transactions are referred to collectively as the Refinancing. In July 2003, Sanmina-SCI completed an exchange offer pursuant to which substantially all of the Original Notes were exchanged for notes registered under the Securities Act of 1933, or the 10.375% Notes. The 10.375% Notes evidence the same debt as the Original Notes and are issued under and entitled to the benefits of the same indenture that governs the Original Notes except that they are not subject to transfer restrictions.

      The 10.375% Notes are fully and unconditionally guaranteed by substantially all of Sanmina-SCI’s United States subsidiaries and are secured by a second priority security interest in the same collateral securing our obligations under the credit facility which includes substantially all of the personal property assets of Sanmina-SCI and its United States subsidiaries located in the United States, a pledge of the capital stock of substantially all of Sanmina-SCI’s United States subsidiaries, a pledge of 65% of the capital stock of certain of Sanmina-SCI’s first-tier foreign subsidiaries, and mortgages on certain domestic real estate. Sanmina-SCI may redeem the 10.375% Notes, in whole or in part, at anytime beginning on January 15, 2007 at a redemption price initially of 105.188%, declining to 102.594% on January 15, 2008 and 100.000% on January 15, 2009. Sanmina-SCI may also redeem the 10.375% Notes, in whole or in part, at any time prior to January 15, 2007 at a redemption price equal to the principal amount plus accrued interest to the redemption date plus a make-whole premium specified in the indenture. In the event of a change of control of Sanmina-SCI, Sanmina-SCI will be required to offer to repurchase the 10.375% Notes at a repurchase price of 101% of the principal amount plus accrued interest to the repurchase date. The indenture includes covenants that, among other things, limit in certain respects Sanmina-SCI and its restricted subsidiaries from incurring debt, making investments and other restricted payments, paying dividends on capital stock, redeeming capital stock or subordinated obligations and creating liens. In the event that Sanmina-SCI obtains the investment grade rating specified in the indenture and certain other conditions are met, the collateral securing the 10.375% Notes will be permanently released, and Sanmina-SCI will no longer be required to comply with certain of the indenture covenants specified above for as long as Sanmina-SCI retains the investment grade rating specified in the indenture.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Credit Facility currently bears interest at an annual rate equal to a reserve adjusted eurodollar rate plus 4.0% (the reserve adjusted eurodollar rate was 1.11% at June 28, 2003). The principal amount of the Credit Facility is repayable in quarterly installments of $687,500 from March 31, 2003 through December 31, 2005, $13.75 million from March 31, 2006 through December 31, 2006, and $52.94 million from March 31, 2007 through December 23, 2007, plus interest. The Credit Facility is guaranteed by substantially all of Sanmina-SCI’s United States subsidiaries (the “Guarantors”) and is secured by a first priority security interest in substantially all of the personal property assets of Sanmina-SCI and the Guarantors, a pledge of the capital stock of the Guarantors, a pledge of 65% of the capital stock of certain of Sanmina-SCI’s first-tier foreign subsidiaries and mortgages on certain domestic real estate. The Credit Facility is prepayable at Sanmina-SCI’s option at 103% through December 22, 2003, 102% from December 23, 2003 through December 22, 2004, 101% from December 23, 2004 through December 22, 2005, and 100% thereafter. The Credit Facility provides for various operational and financial covenants, including limitations on incurring indebtedness and creating liens, restrictions on the payment of dividends and other restricted payments, restrictions on sales of assets, restrictions on acquisitions, maintenance of a minimum interest coverage ratio and a maximum secured leverage ratio and limits on capital expenditures.

      Sanmina-SCI entered into an interest rate swap to hedge its mix of short-term and long-term interest rate exposures resulting from certain of Sanmina-SCI’s outstanding debt obligations. During the first quarter of fiscal 2003, Sanmina-SCI entered into an interest rate swap transaction related to the 10.375% Notes pursuant to which we pay a variable rate and receive a fixed rate. The interest rate swap has a total notional amount of $525.0 million. Under the swap agreement, as of June 28, 2003, Sanmina-SCI pays an interest rate equal to the six-month LIBOR rate plus 6.125%, determined semi-annually in arrears. In exchange, Sanmina-SCI receives a fixed interest rate of 10.375%. The swap agreement effectively replaces the fixed interest rate that Sanmina-SCI pays on $525.0 million principal amount of its 10.375% Notes with a variable interest rate. The swap was designated as fair value hedge under SFAS No. 133. Management believes that the interest rate swap meets the criteria established by SFAS No. 133 for short cut accounting; therefore, there is no gain or loss related to the interest rate swap recognized in the statement of operations.

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

      Repurchase of Convertible Debt — During the nine months ended June 28, 2003, Sanmina-SCI repurchased, through unsolicited privately negotiated transactions, $50.0 million aggregate principal amount of the 3% Convertible Subordinated Notes due 2007 of SCI Systems, Inc., one of our wholly-owned subsidiaries, $27.5 million aggregate principal amount of the 4 1/4% Convertible Subordinated Notes due 2004, and $210.6 million aggregate principal amount at maturity (having an accreted value of $104.4 million) of the Zero Coupon Convertible Subordinated Debentures due 2020, resulting in a net gain of $25.7 million, which is reflected as other income in the accompanying statement of operations.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Redemption of 4 1/4% Convertible Subordinated Notes due 2004 — On July 8, 2003, Sanmina-SCI called for redemption on August 7, 2003, all of its 4 1/4% Convertible Subordinated Notes due 2004, or the 4 1/4% Notes. The aggregate principal amount outstanding of the 4 1/4% Notes at June 28, 2003 was $263.6 million. Prior to August 7, 2003, holders may convert their 4 1/4% Notes into shares of Sanmina-SCI common stock at a price of $22.167 per share, and 4 1/4% Notes not converted will be redeemed on August 7, 2003 at a price of $1,008.50 per $1000 principal amount of 4 1/4% notes plus accrued and unpaid interest to August 7, 2003.

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

      The following summarizes financial information by geographic segment (in thousands):

	Three Months Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net sales:
Domestic	$694,726	$1,169,120	$2,461,717	$2,732,234
International	1,954,181	1,448,506	5,167,704	3,427,094
Intersegment	427,205	468,300	1,193,612	1,127,689
Less Intersegment	(427,205)	(468,300)	(1,193,612)	(1,127,689)

Total	$2,648,907	$2,617,626	$7,629,421	$6,159,328

Operating income (loss):
Domestic	$(9,034)	$(9,792)	$(84,403)	$(89,322)
International	27,031	27,648	71,925	14,556

Total	$17,997	$17,856	$(12,478)	$(74,766)

	As of

	June 28,	September 28,
	2003	2002

Long lived assets (excludes goodwill and intangibles):
Domestic	$518,015	$643,227
International	614,060	566,965

Total	$1,132,075	$1,210,192

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Although Sanmina-SCI seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina-SCI’s net sales. During the three months ended June 28, 2003 and June 29, 2002, sales to Sanmina-SCI’s ten largest customers accounted for 70.5% and 69.5%, respectively, of Sanmina-SCI’s net sales. For the nine months ended June 28, 2003 and June 29, 2002, sales to Sanmina-SCI’s ten largest customers accounted for 67.7% and 65.3%, respectively, of Sanmina-SCI’s net sales. In the three and nine months ended June 28, 2003, two customers individually represented 10% or more of Sanmina-SCI’s net sales. In the three and nine months ended and June 29, 2002, two of Sanmina-SCI’s customers individually represented 10% or more of net sales.

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

Note 10 — Supplemental Guarantors Condensed Consolidating Financial Information

      On December 23, 2002, Sanmina-SCI issued $750.0 million of its 10.375% Notes as part of a refinancing transaction. See Note 7 for a more complete description of the 10.375% Notes.

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

      The following condensed consolidating financial information presents: condensed consolidating balance sheets as of June 28, 2003 (unaudited) and September 28, 2002, and the unaudited condensed consolidating statements of operations for the three and nine months ended June 28, 2003 and June 29, 2002, and the unaudited condensed consolidating statements of cash flows for the nine months ended June 28, 2003 and June 29, 2002, of (a) Sanmina-SCI, the parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Sanmina-SCI with the guarantor subsidiaries and the non-guarantor subsidiaries; and (e) Sanmina-SCI, the guarantor subsidiaries and the non-guarantor subsidiaries on a consolidated basis.

      Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany sales.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 28, 2003

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$792,877	$209,103	$485,550	$—	$1,487,530
Short-term investments	83,484	—	7	—	83,491
Accounts receivable, net	121,911	197,655	1,259,976	—	1,579,542
Accounts receivable — intercompany	637,593	—	—	(637,593)	—
Inventories	142,262	239,390	677,441	—	1,059,093
Deferred income taxes	89,577	123,679	30,162	—	243,418
Prepaid expenses and other	64,296	27,369	81,935	(48,096)	125,504

Total current assets	1,932,000	797,196	2,535,071	(685,689)	4,578,578
Property, plant and equipment, net	219,116	214,467	600,374	—	1,033,957
Long term investments	1,714	5,003	10,515	—	17,232
Goodwill	21,015	1,179,558	960,364	—	2,160,937
Intercompany accounts	568,175	666,831	—	(1,235,006)	—
Investment in subsidiaries	2,752,612	1,377,924	—	(4,130,536)	—
Deposits and other	57,324	59,971	75,922	(69,539)	123,678

Total assets	$5,551,956	$4,300,950	$4,182,246	$(6,120,770)	$7,914,382

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$3,219	$938	$972	$—	$5,129
Accounts payable	131,900	367,327	960,311	—	1,459,538
Accounts payable — intercompany	—	541,834	95,759	(637,593)	—
Accrued liabilities	94,246	164,977	159,198	(48,096)	370,325
Accrued payroll and related benefits	37,627	31,336	82,809	—	151,772

Total current liabilities	266,992	1,106,412	1,299,049	(685,689)	1,986,764
Long-term liabilities:
Long-term debt, net of current portion	1,863,915	518,690	54,212	—	2,436,817
Intercompany accounts — noncurrent	—	—	1,235,006	(1,235,006)	—
Deferred income tax liability	10,332	81,107	—	(69,539)	21,900
Other	7,830	43,456	14,728	—	66,014

Total long-term liabilities	1,882,077	643,253	1,303,946	(1,304,545)	2,524,731
Stockholders’ equity:
Common stock	5,296	15,681	429,951	(445,632)	5,296
Other stockholders’ equity accounts	3,397,591	2,535,604	1,149,300	(3,684,904)	3,397,591

Total stockholders’ equity	3,402,887	2,551,285	1,579,251	(4,130,536)	3,402,887

Total liabilities and stockholders’ equity	$5,551,956	$4,300,950	$4,182,246	$(6,120,770)	$7,914,382

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 28, 2002

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$454,792	$134,570	$475,172	$—	$1,064,534
Short-term investments	99,140	—	—	—	99,140
Accounts receivable, net	10,138	69,974	1,314,403	—	1,394,515
Accounts receivable — intercompany	—	326,380	—	(326,380)	—
Inventories	147,195	324,025	651,796	—	1,123,016
Deferred income taxes	85,944	193,645	32,595	—	312,184
Prepaid expenses and other	42,742	26,901	100,646	(4,640)	165,649

Total current assets	839,951	1,075,495	2,574,612	(331,020)	4,159,038
Property, plant and equipment, net	160,660	347,196	576,598	—	1,084,454
Long-term investments	53,918	4,992	15,045	—	73,955
Goodwill	20,831	1,192,374	888,445	—	2,101,650
Intercompany accounts	1,499,912	—	—	(1,499,912)	—
Investment in subsidiaries	2,659,139	1,359,304	—	(4,018,443)	—
Deposits and other	32,357	58,179	82,679	(74,255)	98,960

Total assets	$5,266,768	$4,037,540	$4,137,379	$(5,923,630)	$7,518,057

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$26,339	$343	$239,217	$—	$265,899
Accounts payable	129,688	391,677	758,086	—	1,279,451
Accounts payable — intercompany	237,058	—	89,322	(326,380)	—
Accrued liabilities	48,573	158,009	164,558	(4,640)	366,500
Accrued payroll and related benefits	34,552	32,123	75,464	—	142,139

Total current liabilities	476,210	582,152	1,326,647	(331,020)	2,053,989
Long-term liabilities
Long-term debt, net of current portion	1,356,485	567,382	51,464	—	1,975,331
Intercompany accounts — noncurrent	—	271,383	1,228,529	(1,499,912)	—
Deferred income tax liability	10,332	81,107	—	(74,255)	17,184
Other	9,026	35,694	12,118	—	56,838

Total long-term liabilities	1,375,843	955,566	1,292,111	(1,574,167)	2,049,353
Stockholders’ equity:
Common stock	5,254	16,055	404,495	(420,550)	5,254
Other stockholders’ equity accounts	3,409,461	2,483,767	1,114,126	(3,597,893)	3,409,461

Total stockholders’ equity	3,414,715	2,499,822	1,518,621	(4,018,443)	3,414,715

Total liabilities and stockholders’ equity	$5,266,768	$4,037,540	$4,137,379	$(5,923,630)	$7,518,057

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 28, 2003

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)

	(Unaudited)
Net sales	$190,938	$704,998	$2,151,388	$(398,417)	$2,648,907
Cost of sales	174,237	671,955	2,081,496	(398,417)	2,529,271

Gross profit	16,701	33,043	69,892	—	119,636

Operating expenses:
Selling, general and administrative	28,145	21,982	31,221	—	81,348
Amortization of intangibles	325	1,301	—	—	1,626
Integration costs	—	1,334	555	—	1,889
Restructuring costs	2,588	15,506	(1,318)	—	16,776

Total operating expenses	31,058	40,123	30,458	—	101,639
Operating income (loss)	(14,357)	(7,080)	39,434	—	17,997
Interest income	2,110	498	1,907	—	4,515
Interest expense	(30,604)	(4,453)	(1,760)	—	(36,817)
Intercompany interest income (expense)	4,865	2,158	(7,023)	—	—
Other income (expense)	(8,171)	9,147	(4,841)	—	(3,865)

Other income (expense), net	(31,800)	7,350	(11,717)	—	(36,167)

Income (loss) before provision (benefit) for income taxes and equity in loss of subsidiaries	(46,157)	270	27,717	—	(18,170)
Provision (benefit) for income taxes	(14,044)	(944)	8,992	—	(5,996)
Equity in income (loss) of subsidiaries	19,939	(4,252)	—	(15,687)	—

Net income (loss)	$(12,174)	$(3,038)	$18,725	$(15,687)	$(12,174)

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 29, 2002

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
	(Unaudited)
Net sales	$246,146	$1,145,199	$1,726,477	$(500,196)	$2,617,626
Cost of sales	237,161	1,102,727	1,668,608	(500,196)	2,508,300

Gross profit	8,985	42,472	57,869	—	109,326

Operating expenses:
Selling, general and administrative	20,545	28,312	29,751	—	78,608
Amortization of intangibles	—	1,296	—	—	1,296
Restructuring costs	4,033	6,290	1,243	—	11,566

Total operating expenses	24,578	35,898	30,994	—	91,470

Operating income (loss)	(15,593)	6,574	26,875	—	17,856
Interest income	2,129	531	1,234	—	3,894
Interest expense	(16,701)	(4,980)	(2,217)	—	(23,898)
Intercompany interest income (expense)	2,269	2,868	(5,137)	—	—
Other income (expense)	805	(1,140)	(4,464)	—	(4,799)

Other income (expense), net	(11,498)	(2,721)	(10,584)	—	(24,803)

Income (loss) before provision (benefit) for income taxes and equity in loss of subsidiaries	(27,091)	3,853	16,291	—	(6,947)
Provision (benefit) for income taxes	(10,294)	(1,490)	9,831	—	(1,953)
Equity in income (loss) of subsidiaries	11,803	8,607	—	(20,410)	—

Net income (loss)	$(4,994)	$13,950	$6,460	$(20,410)	$(4,994)

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended June 28, 2003

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
	(Unaudited)
Net sales	$572,382	$2,725,761	$5,487,835	$(1,156,557)	$7,629,421
Cost of sales	555,001	2,608,562	5,289,099	(1,156,557)	7,296,105

Gross profit	17,381	117,199	198,736	—	333,316

Operating expenses:
Selling, general and administrative	84,312	74,697	82,856	—	241,865
Amortization of intangibles	975	3,888	—	—	4,863
Integration costs	—	5,574	2,674	—	8,248
Restructuring costs	40,637	20,397	29,784	—	90,818

Total operating expenses	125,924	104,556	115,314	—	345,794

Operating income (loss)	(108,543)	12,643	83,422	—	(12,478)
Interest income	5,717	4,964	4,660	—	15,341
Interest expense	(74,968)	(14,267)	(9,443)	—	(98,678)
Intercompany interest income (expense)	9,387	6,059	(15,446)	—	—
Other income (expense)	(3,023)	23,504	(1,537)	—	18,944

Other income (expense), net	(62,887)	20,260	(21,766)	—	(64,393)
Income (loss) before provision (benefit) for income taxes and equity in loss of subsidiaries	(171,430)	32,903	61,656	—	(76,871)
Provision (benefit) for income taxes	(59,183)	10,850	22,966	—	(25,367)
Equity in income (loss) of subsidiaries	60,743	20,427	—	(81,170)	—

Net income (loss)	$(51,504)	$42,480	$38,690	$(81,170)	$(51,504)

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended June 29, 2002

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
	(Unaudited)
Net sales	$620,220	$2,848,424	$3,706,667	$(1,015,983)	$6,159,328
Cost of sales	598,893	2,720,657	3,591,145	(1,015,983)	5,894,712

Gross profit	21,327	127,767	115,522	—	264,616

Operating expenses:
Selling, general and administrative	59,998	74,785	74,420	—	209,203
Amortization of intangibles	—	4,025	—	—	4,025
Restructuring costs	24,012	75,264	26,878	—	126,154

Total operating expenses	84,010	154,074	101,298	—	339,382

Operating income (loss)	(62,683)	(26,307)	14,224	—	(74,766)
Interest income	20,982	1,263	3,099	—	25,344
Interest expense	(48,386)	(17,322)	(6,590)	—	(72,298)
Intercompany interest income (expense)	5,887	10,969	(16,856)	—	—
Other income (expense)	6,845	2,097	(17,979)	—	(9,037)

Other income (expense), net	(14,672)	(2,993)	(38,326)	—	(55,991)

Income (loss) before provision (benefit) for income taxes and equity in loss of subsidiaries	(77,355)	(29,300)	(24,102)	—	(130,757)
Provision (benefit) for income taxes	(29,394)	(11,134)	(698)	—	(41,226)
Equity in income (loss) of subsidiaries	(41,570)	(4,196)	—	45,766	—

Net income (loss)	$(89,531)	$(22,362)	$(23,404)	$45,766	$(89,531)

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended June 28, 2003

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)

	(Unaudited)
Cash provided by (used for) operating activities	$(184,096)	$198,082	$447,918	$—	$461,904
Cash flows from investing activities:
Purchases of short-term investments	(72,263)	—	—	—	(72,263)
Proceeds from maturities of short-term investments	87,154	—	—	—	87,154
Purchases of long-term investments	(500)	—	—	—	(500)
Purchases of property and equipment, net of acquisitions	(14,219)	(9,913)	(22,591)	—	(46,723)
Proceeds from sale of property and equipment	2,362	8,574	5,764	—	16,700
Cash paid for businesses, net of cash acquired	—	(21,430)	(193,096)	—	(214,526)

Cash provided by (used for) investing activities	2,534	(22,769)	(209,923)	—	(230,158)

Cash flows from financing activities:
Repurchases of convertible notes	(134,869)	(41,248)	—	—	(176,117)
Payments of long-term debt	(688)	(510)	(39,128)	—	(40,326)
Proceeds from long term debt, net of issuance costs	997,400	—	5,398	—	1,002,798
Payments of notes and credit facilities, net	(400,650)	(201,647)	(5,069)	—	(607,366)
Proceeds from sale of common stock, net of issuance costs	10,270	—	—	—	10,270
Proceeds from (repayment of) intercompany debt	48,184	142,625	(190,809)	—	—

Cash provided by (used for) financing activities	519,647	(100,780)	(229,608)	—	189,259
Effect of exchange rate changes	—	—	1,991	—	1,991

Increase in cash and cash equivalents	338,085	74,533	10,378	—	422,996
Cash and cash equivalents at beginning of period	454,792	134,570	475,172	—	1,064,534

Cash and cash equivalents at end of period	$792,877	$209,103	$485,550	$—	$1,487,530

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended June 29, 2002

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)

	(Unaudited)
Cash provided by (used for) operating activities	$(50,086)	$583,605	$(12,838)	$—	$520,681
Cash flows from investing activities:
Purchases of short-term investments	(489,006)	—	—	—	(489,006)
Proceeds from maturities of short-term investments	1,116,101	—	—	—	1,116,101
Purchases of long-term investments	—	557	777	—	1,334
Purchases of property and equipment	(15,510)	(10,663)	(54,700)	—	(80,873)
Proceeds from sale of property and equipment	1,505	1,797	422	—	3,724
Cash paid for businesses acquired, net cash acquired	(99,126)	(70,420)	(96,321)	—	(265,867)

Cash provided by (used for) investing activities	513,964	(78,729)	(149,822)	—	285,413

Cash flows from financing activities:
Payments of long-term debt	(474,988)	(998,808)	(19,060)	—	(1,492,856)
Proceeds from notes and credit facilities, net	1,075,000	—	14,441	—	1,089,441
Payments on long-term liabilities, net	—	—	(3,381)	—	(3,381)
Proceeds from sale of common stock, net of issuance costs	16,997	—	—	—	16,997
Repurchase of common stock	(95,010)	—	—	—	(95,010)
Proceeds from (repayment of) intercompany debt	(1,085,124)	622,687	462,437	—	—

Cash provided by (used for) financing activities	(563,125)	(376,121)	454,437	—	(484,809)
Effect of exchange rate changes	—	—	5,789	—	5,789

Increase (decrease) in cash and cash equivalents	(99,247)	128,755	297,566	—	327,074
Cash and cash equivalents at beginning of period	495,974	7,477	64,198	—	567,649

Cash and cash equivalents at end of period	$396,727	$136,232	$361,764	$—	$894,723

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Exit Costs — We recognize restructuring charges related to our plans to exit certain activities resulting from the identification of duplicative and excess manufacturing and administrative facilities that we choose to close or consolidate. In connection with our exit activities, we record restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Where applicable, employee termination costs are recorded pursuant to SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.” The recognition of restructuring charges requires us to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less sales costs, of equipment to be disposed of. Management’s estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained, and the utilization of the provisions are for their intended purposes in accordance with developed exit plans.

      Goodwill — Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. We adopted SFAS No. 142 in the first quarter of fiscal 2002 and no longer amortize goodwill. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and a market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step impairment analysis is then performed to measure the amount of impairment loss, if any. The process of determining the fair value of our reporting units is subjective and requires management to exercise judgment in making assumptions related to cash flows and discount rates, among other things. During the fourth quarter of fiscal 2002, we recorded an impairment loss of approximately $2.7 billion in connection with the annual impairment test pursuant to SFAS No. 142. As of June 28, 2003, the remaining carrying value of goodwill was approximately $2.2 billion. We cannot assure you that future goodwill impairment tests will not result in further impairment charges.

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

Recent Acquisitions

      In January 2003, we entered into an agreement with IBM under which IBM agreed to outsource the manufacturing of a portion of its low and midrange servers, workstations and ThinkPad notebooks to Sanmina-SCI and Sanmina-SCI agreed to acquire IBM’s related manufacturing facilities in Greenock, Scotland and Guadalajara, Mexico. The transaction closed in February 2003 for a cash purchase price of $172.8 million. The purchase price was allocated to the fair value of the net assets acquired, including primarily inventory ($57.2 million), buildings and equipment ($50.4 million) and goodwill ($63.8 million).

      During the first three quarters of fiscal 2003, we also completed other acquisitions for an aggregate purchase price of $41.7 million, including an Israeli medical systems manufacturing operation and a wireless communication equipment assembly facility in Texas.

      Pro forma results of operations have not been presented for these transactions because the effects of the acquisitions were not material either on an individual or aggregate basis.

Results of Operations

      The following table sets forth, for the three months and nine months ended June 28, 2003 and June 29, 2002, certain items as a percentage of net sales. The consolidated financial statements include the operating results of SCI from December 3, 2001, the close of the accounting period nearest to the acquisition date of December 6, 2001. The net revenues for this three-day period between December 3 and December 6 were $91 million. The table and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

	Three Months Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	95.5	95.8	95.6	95.7

Gross profit	4.5	4.2	4.4	4.3

Operating expenses:
Selling, general and administrative	3.0	3.0	3.2	3.4
Amortization of intangibles	0.1	0.1	0.1	0.1
Integration costs	0.1	—	0.1	—
Restructuring costs	0.6	0.4	1.2	2.0

Total operating expenses	3.8	3.5	4.6	5.5

Operating income (loss)	0.7	0.7	(0.2)	(1.2)
Other income (expense), net	(1.4)	(1.0)	(0.8)	(0.9)

Income (loss) before provision for income taxes	(0.7)	(0.3)	(1.0)	(2.1)
Provision (benefit) for income taxes	(0.2)	(0.1)	(0.3)	(0.7)

Net income (loss)	(0.5)%	(0.2)%	(0.7)%	(1.4)%

      Net sales for the third quarter of fiscal 2003 increased by 1.2% to $2.65 billion from $2.62 billion in the corresponding quarter of the prior year. For the nine months ended June 28, 2003, net sales increased by 23.9% to $7.6 billion from $6.2 billion in the nine months ended June 29, 2002. The increase in sales for the third quarter was primarily the result of increased sales to major customers resulting from purchase business combinations. In particular, the third quarter was the first full quarter of sales to IBM under the recently completed acquisition of IBM’s server manufacturing operations. As a result of sales attributable to this transaction as well as the January 2002 acquisition of IBM’s NetVista desktop personal computer manufacturing operations, sales to IBM increased as a percentage of our consolidated net sales in the first three quarters of fiscal 2003 as compared to the corresponding period in fiscal 2002. The increase in sales for the nine months ended June 28, 2003 as compared to the corresponding period of the prior year was due to the inclusion of a full three quarters of sales resulting from the acquisition of SCI Systems, which was completed in December 2001, in the 2003 period as well as from sales resulting from other purchase business combinations. Also contributing to increased sales during the three- and nine-month periods of 2003 were sales to new customers under new manufacturing programs. The increases in net sales resulting from purchase business combinations and new customers and programs were offset in part by the impact of the continuing downturn in economic conditions worldwide, in the electronics industry in general and in the communications sector in particular during both the three and nine month periods of 2003. This downturn has had a significant impact on our customers and their end markets. These economic conditions have led to reduced demand for services provided by Sanmina-SCI and other EMS companies.

      The following summarizes financial information by geographic segment (in thousands):

	Three Months Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net Sales:
Domestic	$694,726	$1,169,120	$2,461,717	$2,732,234
International	1,954,181	1,448,506	5,167,704	3,427,094

Total	$2,648,907	$2,617,626	$7,629,421	$6,159,328

      Domestic sales for the third quarter of fiscal 2003 decreased by 40.6% to $694.7 million from $1.2 billion and international sales increased by 34.9% to $2.0 billion from $1.4 billion in the corresponding quarter of the prior year. The shift in net sales from domestic to international operations in the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002 is primarily due to increases in international sales as a result of purchase business combinations as described above, the movement of manufacturing operations to lower cost regions and the general decline in the domestic electronics market. The increase in international net sales for the nine months ended June 28, 2003 over the same period in fiscal 2002 was primarily the result of the SCI merger in December 2001 and other purchase business combinations, with further increases in international net sales and decreases in domestic net sales as a result of the factors discussed above.

      The following unaudited pro forma financial information presents the combined results of operations of Sanmina-SCI and SCI as if the merger had occurred as of the beginning of fiscal 2002, after giving effect to certain adjustments and related income tax effects.

Nine Months
Ended
June 29, 2002

(In thousands,
except per
share data)
Revenue	$7,435,094
Net (loss) income	(235,541)
Basic earnings (loss) per share	$(0.02)
Diluted earnings (loss) per share	$(0.02)

      The pro forma financial information above includes infrequent charges of $163.8 million related to restructuring and $29.8 million in merger costs incurred by SCI during the first quarter of 2002 prior to its merger with Sanmina-SCI.

Gross Profit

      Gross profit increased from 4.2% in the third quarter of fiscal 2002 to 4.5% in the third quarter of fiscal 2003 and increased from 4.3% for the nine months ended June 29, 2002 to 4.4% for the nine months ended June 28, 2003. We expect gross margins to continue to fluctuate based on overall production and shipment volumes as well as changes in the mix of products ordered by and shipped to major customers. The variations in gross profit for the three and nine months ended June 28, 2003 as compared to the three and nine months ended June 29, 2002 were primarily attributable to the positive effects of cost reductions and changes in product and customer mix. Fluctuations in our gross margins may be caused by a number of factors. Increased competition in the EMS industry may require us to reduce prices for our services. Changes in the types of products required by our customers could affect our overall gross margins depending on the mix of high or low margin products demanded by them, and whether we are providing our customers with our vertically integrated key system components and subassemblies. We have experienced fluctuations in our gross margins in the past and may continue to in the future.

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

Operating Expenses

Selling, general and administrative expenses

      Selling, general and administrative expenses increased from $78.6 million in the third quarter of fiscal 2002 to $81.3 million in the third quarter of fiscal 2003. Selling, general and administrative expenses remained flat as a percentage of sales, at 3.0% of net sales in the third quarter of fiscal 2002 and 2003. For the nine months ended June 28, 2003, selling, general, and administrative expenses increased in absolute dollars to $241.9 million from $209.2 million for the nine months ended June 29, 2002; however, as a percentage of sales, selling, general and administrative expenses decreased to 3.2% from 3.4% for the respective periods. The decrease in selling, general and administrative expense as a percentage of sales for the nine month periods was primarily due to our focus on controlling costs and our ability to cost effectively scale our operations to market conditions, as well as having a higher sales base. During the third quarter of fiscal 2003, we recorded selling, general and administrative expenses of $1.7 million relating to the reaudit of our 2001 and 2000 fiscal years, which did not occur in the comparable period of fiscal 2002 and is not expected to recur. The reaudit was necessary in order for us to meet the requirement to provide audited historical consolidating guarantor financial information for these periods in connection with the exchange of our privately placed notes for registered notes pursuant to our recently completed exchange offer. The reaudit was necessary because our auditors during those years, Arthur Andersen LLP, have ceased operations. Selling, general and administrative expenses as a percentage of sales are anticipated to remain relatively constant or decrease slightly as a percentage of net sales, depending on sales volume and our business acquisition activity. In addition, we expect to continue to achieve operating synergies as a result of the integration of acquired businesses and Sanmina-SCI’s continued focus on controlling operating expenses.

Restructuring costs

SFAS No. 146

      Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations when a liability is incurred. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 for the second and third quarters of fiscal 2003.

	One-Time	Lease and
	Employee	Contract	Other	Impairment
	Termination	Termination	Restructuring	of
	Benefits	Costs	Costs	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at December 28, 2002	$—	$—	$—	$—	$—
Charges to operations	805	448	76	2,099	3,428
Charges utilized	(203)	(433)	(76)	(2,099)	(2,811)

Balance at March 29, 2003	602	15	—	—	617
Charges to operations	428	9,924	—	2,308	12,660
Charges utilized	(293)	(1,164)	—	(2,308)	(3,765)

Balance at June 28, 2003	$737	$8,775	$—	$—	$9,512

      In the second and third quarters of fiscal 2003, we approved actions pursuant to SFAS No. 146 to close and consolidate certain of our manufacturing facilities in the United States and Europe as a result of the ongoing slowdown in the electronics industry. In the second and third quarters of fiscal 2003, we recorded charges to operations of $1.2 million for termination benefits related to the involuntary termination of 369 employees, and we utilized charges of approximately $496,000 as a result of terminating 229 employees. During this period we also recorded charges to operations of $10.4 million for the termination of non-cancelable leases, lease payments for permanently vacated properties and other contract termination costs, and we utilized charges of $1.6 million related to these charges. We also incurred other restructuring charges to operations of $76,000 in the second quarter of fiscal 2003, primarily for costs to prepare facilities for closure. We incurred charges to operations of $4.4 million during the second and third quarters of fiscal 2003 for the impairment of excess equipment at the vacated facilities, all of which were utilized as of June 28, 2003. We expect the closing of the plants discussed above as well as other activities related to these exit plans to be completed in fiscal 2004.

EITF 94-3

      Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 for the periods in which activity pursuant to our ongoing restructuring plans has taken place through the third quarter of fiscal 2003.

	Employee		Facilities	Write-off
	Severance and	Restructuring	Shutdown and	Impaired or
	Related	and Other	Consolidation	Redundant
	Expenses	Expenses	Costs	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 30, 2000	$14,742	$832	$—	$—	$15,574
Charges to operations	12,628	4,064	42,487	99,953	159,132
Charges utilized	(19,639)	(4,057)	(5,942)	(99,953)	(129,591)

Balance at September 29, 2001	7,731	839	36,545	—	45,115
Charges to operations	31,100	10,101	31,009	99,585	171,795
Charges utilized	(28,487)	(10,161)	(31,667)	(99,585)	(169,900)

Balance at September 28, 2002	10,344	779	35,887	—	47,010
Charges to operations	11,362	—	11,513	11,218	34,093
Charges utilized	(3,314)	(779)	(12,992)	(11,218)	(28,303)

Balance at December 28, 2002	18,392	—	34,408	—	52,800
Charges to operations	2,845	—	9,987	23,689	36,521
Charges utilized	(4,559)	—	(17,049)	(23,689)	(45,297)

Balance at March 29, 2003	16,678	—	27,346	—	44,024
Charges to operations	2,616	—	5,083	687	8,386
Charges utilized	(2,908)	—	(10,010)	(687)	(13,605)
Reversal of accrual	(3,570)	—	(700)	—	(4,270)

Balance at June 28, 2003	$12,816	$—	$21,719	$—	$34,535

Fiscal 2002 Plans

      September 2002 Restructuring. In September 2002, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities in North America, Europe and Asia as a result of the ongoing slowdown in the industry. In fiscal 2002, we recorded charges to operations of $3.1 million for planned employee severance expenses related to the involuntary termination of 540 employees, and we utilized charges of approximately $1.7 million as a result of terminating 144 employees. In fiscal 2002 we also recorded charges to operations of $4.2 million for the shutdown of facilities related to non-cancelable lease payments for permanently vacated properties and associated costs, and we utilized charges of $110,000 related to the shutdown of these facilities. We also incurred charges to operations of $38.3 million in fiscal 2002 related to asset write-offs for excess equipment and leasehold improvements at facilities that were permanently vacated. In the first three quarters of fiscal 2003, we recorded charges to operations of $6.9 million for employee severance expenses related to the expected termination of 261 employees, and $13.2 million for non-cancelable lease payments and related costs for the shutdown of facilities. In the first three quarters of fiscal 2003, we also incurred charges to operations of $31.1 million related to the impairment of buildings and excess equipment and leasehold improvements at permanently vacated facilities. We utilized $3.9 million of accrued severance charges and $12.0 million of accrued facilities related charges in the first three quarters of fiscal 2003. As of June 28, 2003, 778 employees have been terminated under this exit plan. We expect the closing of the plants discussed above as well as other activities related to this exit plan to be completed in the first half of fiscal 2004.

      October 2001 Restructuring. In October 2001, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities throughout North America and Europe as a result of the continued slowdown in the industry and economy worldwide. In fiscal 2002, we recorded net charges to operations of $23.6 million for the expected involuntary termination of 2,762 employees associated with these plant closures, and utilized charges of approximately $17.7 million. We also incurred net charges to operations of $32.3 million in fiscal 2002 for the shutdown of facilities associated with non-cancelable lease payments for permanently vacated properties, and we utilized approximately $25.7 million of these charges in fiscal 2002. We also incurred charges to operations of $54.0 million in fiscal 2002 related to the write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated, all of which were utilized in fiscal 2002. In the first three quarters of fiscal 2003, we recorded charges to operations of $9.9 million for employee severance costs related to the expected involuntary termination of 2,460 employees, and $13.4 million for non-cancelable lease payments and other costs related to the shutdown of facilities. We utilized accrued severance charges of $5.4 million and accrued facilities shutdown related charges of $15.5 million during the first three quarters of fiscal 2003. During the third quarter of fiscal 2003 we reversed accrued severance charges of $3.6 million and accrued lease cancellation charges of $700,000 due to lower than estimated settlement costs at two European sites. We also incurred charges of $4.5 million during the first three quarters of fiscal 2003 related to write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. As of June 28, 2003, 4,810 employees have been terminated under this exit plan. We expect the closing of the plants discussed above as well as employee terminations and other related activities to be substantially completed by the end of fiscal 2003, although final payments of certain accrued costs may not occur until later periods.

Fiscal 2001 Plans

      Segerström Restructuring. In March 2001, we acquired Segerström in a pooling of interests business combination and announced our restructuring plan. During fiscal 2001 and 2002, we recorded net charges to operations of $5.7 million for the involuntary termination of 470 employee positions, and utilized $4.8 million of these charges. During those periods we also recorded charges to operations of $5.2 million related to the consolidation of facilities, of which $1.3 million was utilized. In the first three quarters of fiscal 2003, we utilized accrued charges of $600,000 with respect to employee severance and $1.4 million with respect to the shutdown and consolidation of facilities.

      July 2001 Restructuring. In July 2001, we approved a plan to close and merge manufacturing facilities throughout North America and Europe as a result of the ongoing slowdown in the EMS industry. During fiscal 2001 and 2002, we recorded charges to operations of $24.0 million for severance costs for involuntary employee terminations, of which $21.8 million was utilized for the termination of 3,779 employees. During those periods we recorded net charges to operations of $45.2 million for lease payments for permanently vacated properties and other costs related to the shutdown of facilities, of which $23.1 million was utilized. Also during fiscal 2001 and fiscal 2002, we recorded and utilized $7.3 million of asset related write-offs of equipment and leasehold improvements to permanently vacated properties. During the first three quarters of fiscal 2003, we utilized $914,000 of accrued severance costs related to the termination of 12 employees, $11.2 million of accrued costs related to the shutdown of facilities and $779,000 of other accrued restructuring costs. Manufacturing activities at the plants affected by this plan ceased in the fourth quarter of fiscal 2002; however, the leases of the related facilities expire between 2003 and 2010, therefore the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

EITF 95-3

      Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with EITF 95-3. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired entity. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 for fiscal 2002 and the first three quarters of fiscal 2003:

	Employee	Facilities	Write-off
	Severance and	Shutdown and	Impaired or
	Related	Consolidation	Redundant
	Expenses	Costs	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Non-cash
Balance at September 29, 2001	$—	$—	$—	$—
Additions to restructuring accrual	104,161	36,078	23,724	163,963
Accrual utilized	(64,207)	(12,519)	(19,643)	(96,369)

Balance at September 28, 2002	39,954	23,559	4,081	67,594
Additions to restructuring accrual	18,975	6,000	—	24,975
Accrual utilized	(13,393)	(6,006)	(4,081)	(23,480)
Reversal of accrual	(23,968)	(1,007)	—	(24,975)

Balance at December 28, 2002	21,568	22,546	—	44,114
Additions to restructuring accrual	4,111	1,224	3,251	8,586
Accrual utilized	(9,304)	(2,999)	(3,251)	(15,554)

Balance at March 29, 2003	16,375	20,771	—	37,146
Accrual utilized	(5,671)	(5,395)	—	(11,066)

Balance at June 28, 2003	$10,704	$15,376	$—	$26,080

      The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

      Other Acquisition-Related Restructuring Actions. As part of an insignificant business acquisition completed in December 2002, we closed the acquired manufacturing facility in Texas as of the acquisition date and transferred the business to an existing Sanmina-SCI plant. In the second quarter of fiscal 2003 we recorded total charges to the restructuring liability of $2.4 million relating the closure of this plant. The charge consisted of $311,000 for salary related costs for employees participating in the closure of the plant and $2.1 million for excess equipment. All charges were utilized during the second quarter of fiscal 2003.

      SCI Acquisition Restructuring. In December 2001, we merged with SCI in a purchase business combination. As part of the acquisition of SCI, we recorded an assumed liability, based on SCI management’s plan prior to the acquisition in accordance with EITF 94-3, for expected involuntary employee termination costs of approximately $7.4 million for 158 employee positions. As of September 28, 2002, we had utilized approximately $5.5 million of these charges in connection with the termination of 100 employees during the period. In fiscal 2002, we also incurred charges of $2.3 million related to plant consolidations and closures, of which $354,000 was paid during fiscal 2002. In the first three quarters of fiscal 2003, we utilized the remaining $1.9 million of accrued severance, and utilized the remaining $1.9 million of accrued shutdown costs related to plant consolidations and closures. We do not expect any further activity under this exit plan.

      As part of the acquisition of SCI, we also recorded charges to the restructuring liability of $96.8 million during fiscal 2002 consisting of planned involuntary employee termination costs for 7,143 employees. We utilized $58.7 million in charges with respect to the termination of 6,446 employees during fiscal 2002. During fiscal 2002 we also incurred net charges to the restructuring liability of $33.8 million for restructuring costs related to lease payments for permanently vacated properties and other costs, and utilized approximately $12.1 million of these charges. We incurred charges to restructuring liability of $23.7 million of asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated, of which $19.6 million were utilized in fiscal 2002. In the first three quarters of fiscal 2003, we recorded restructuring charges of $22.8 million for severance costs related to the involuntary termination of 777 employees, and utilized $26.2 million for 1,877 employee terminations. In the first quarter of fiscal 2003, we reversed a total of $24.0 million of accrued severance costs, approximately $18.4 million of which was due to lower than anticipated settlement costs at a major European manufacturing site, and approximately $5.6 million of which related to two plants that were not closed as initially planned due to a change in business requirements. As of June 28, 2003, 8,323 employees had been terminated under this exit plan. In the first three quarters of fiscal 2003, we also recorded restructuring charges of $7.2 million for lease payments for permanently vacated properties and other costs, and we utilized approximately $12.4 million of these charges during the period. We also reversed $1.0 million of accrued facilities shutdown costs due to lower than estimated costs at various sites. During the quarter ended March 29, 2003, we also recorded costs of $1.2 million for the impairment of excess equipment at closed plants. We expect the closing and consolidation of the plants discussed above as well as involuntary employee terminations to be substantially completed by the end of fiscal 2003, although final payments of certain accrued costs may not occur until later periods.

Ongoing Restructuring Activities

      We continue to rationalize manufacturing facilities and headcount to better scale capacity to current market and operating conditions. In connection therewith, we will incur additional restructuring charges in the fourth quarter of fiscal year 2003 and in fiscal 2004 pursuant to our phase two restructuring plan which was approved by management in the fourth quarter of fiscal 2002. We expect to incur up to approximately $250.0 million of restructuring costs pursuant to this plan, of which approximately $50.0 million was incurred in the fourth quarter of fiscal 2002 and approximately $69.8 million was incurred in the first three quarters of fiscal 2003, as more fully described in the preceding paragraphs. The costs will consist of both cash and non-cash charges. As a result of our phase two restructuring plan, we expect to achieve reductions in non-cash and cash costs, including depreciation, payroll and related benefits, and rent expense. We expect our annual savings from this phase two restructuring plan to aggregate approximately $100-200 million, affecting cost of sales and selling, general and administrative expense. We began to benefit from such savings in the fourth quarter of fiscal 2002 and expect to fully realize the estimated annual savings before the end of fiscal 2004. We plan to fund cash restructuring costs with cash flows generated by operating activities.

Total Operating Expenses

      Operating expenses increased from $91.5 million in the third quarter of fiscal 2002 to $101.6 million in the third quarter of 2003. As a percentage of sales, operating expenses increased from 3.5% to 3.8% in the third quarter of 2002 compared to the third quarter of fiscal 2003. For the nine month period, operating expenses in absolute dollars increased from $339.4 million in fiscal 2002 to $345.8 million in fiscal 2003 and operating expenses as a percentage of sales decreased from 5.5% in fiscal 2002 to 4.6% in fiscal 2003. The increase in operating expenses for the third quarter of fiscal 2003 as compared to the third quarter in fiscal 2002 was mainly attributable to higher restructuring costs of $16.8 million in the third quarter of 2003 as compared to $11.6 million in the third quarter of 2002, $1.9 million of integration costs in the third quarter of fiscal 2003 that did not occur in the third quarter of 2002, and incremental selling, general and administrative expenses as discussed above. The decrease in operating expenses as a percentage of sales for the nine month period in fiscal 2003 as compared to the nine month period in fiscal 2002 was mainly attributable to having a larger base of net sales and lower restructuring costs of $90.8 million as compared to $126.2 million in 2002.

Other Income (Expense), net

      For the third quarter of fiscal 2003, Sanmina-SCI reported net other expense of $36.2 million compared to net other expense of $24.8 million for the corresponding quarter of last year. For the nine months ended June 28, 2003, Sanmina-SCI reported net other expense of $64.4 million compared to net other expense of $56.0 million for the nine months ended June 29, 2002. The components of net other income or expense are primarily interest income on cash balances and short-term investments, interest expense on borrowings and convertible subordinated notes, and gains from repurchases of convertible debt (see discussion below). For the third quarter of fiscal 2003, the increase in net other expense was largely due to increased interest expense as a result of the Refinancing (see discussion below). In the nine months ended June 28, 2003, net other expense increased by $8.4 million as compared to the same period in the prior year primarily due to decreased interest income due to lower average cash and investments balances and increased interest expense as a result of debt incurred in connection with the SCI merger and the Refinancing, offset by gains from the repurchase of convertible debt totaling $25.7 million which did not occur in 2002.

Benefit for Income Taxes

      Sanmina-SCI’s benefit for income taxes for the three and nine months ended June 28, 2003 is based upon Sanmina-SCI’s estimate of the effective tax rate for fiscal 2003 of 33.0%. For the three and nine months ended June 29, 2002, the effective tax rate was 28.1% and 31.5%, respectively. The increase in the effective benefit rate in fiscal 2003 is due primarily to an increased tax benefit for U. S. export sales and the tax benefit of certain losses and restructuring costs incurred by non-U.S. operations.

Liquidity and Capital Resources

      Cash, cash equivalents, and short-term investments as of June 28, 2003 and September 28, 2002 were $1.6 billion and $1.2 billion, respectively. For the nine months ending June 28, 2003, cash provided by operations was $461.9 million, which was primarily due to decreases in inventory and income tax accounts and increases in accounts payable and accrued liabilities, offset by increases in accounts receivable. Working capital increased to $2.6 billion as of June 28, 2003 compared to $2.1 billion at September 28, 2002. This increase in working capital was primarily due to increased cash and cash equivalents balances as a result of the Refinancing (see discussion below) in late December 2002 and increases in accounts receivable due to a higher concentration of sales at the end of the June quarter.

      Net cash used for investing activities of $230.2 million for the nine months ended June 28, 2003, primarily related to net cash paid for business acquisitions of $214.5 million and purchases of property, plant, and equipment of $46.7 million, offset by net proceeds from short-term investing activities of $14.9 million and $16.7 million in net proceeds from the sale of property and equipment. Net cash provided by investing activities of $285.4 million for the nine months ended June 29, 2002 primarily related to $627.1 million in net proceeds from maturities of short-term investments, which was offset by cash paid for business acquisitions net of cash acquired of $265.9 million and purchases of property, plant, and equipment of $80.9 million.

      Net cash provided by financing activities of $189.3 million for the nine months ended June 28, 2003, was related to proceeds received from long-term debt of $1.0 billion and proceeds from the sale of common stock from the exercise of stock options and the employee stock purchase plan of $10.3 million, offset by payments of notes and credit facilities of $607.4 million, payments of long-term debt of $40.3 million and repurchases of convertible notes of $176.1 million. For the nine months ended June 29, 2002, net cash used for financing activities of $484.8 million included payments of long-term debt of $1.5 billion and repurchases of common stock of $95.0 million offset by proceeds received from revolving credit facilities of $1.1 billion and proceeds from the sale of common stock from the exercise of stock options and the employee stock purchase plan of $17.0 million.

      On December 23, 2002, we issued $750.0 million of 10.375% Senior Secured Notes due January 15, 2010 (the “Original Notes”) in a private placement to qualified investors as part of a refinancing transaction pursuant to which Sanmina-SCI also entered into a $275.0 million senior secured credit facility (the “Credit Facility”). A portion of the net proceeds of the Original Notes and Credit Facility was used to repay all outstanding amounts under our three-year revolving credit facility and to repurchase all outstanding receivables sold under our receivables securitization facility. These transactions are referred to collectively as the Refinancing. In July 2003, we completed an exchange offer pursuant to which substantially all of the Original Notes were exchanged for notes registered under the Securities Act of 1933, or the 10.375% Notes. The 10.375% Notes evidence the same debt as the Original Notes and are issued under and entitled to the benefits of the same indenture that governs the Original Notes except that they are not subject to transfer restrictions.

      The 10.375% Notes are fully and unconditionally guaranteed by substantially all of Sanmina-SCI’s United States subsidiaries and are secured by a second priority security interest in the same collateral securing our obligations under the credit facility which includes substantially all of the personal property assets of

Sanmina-SCI and its United States subsidiaries located in the United States, a pledge of the capital stock of substantially all of Sanmina-SCI’s United States subsidiaries, a pledge of 65% of the capital stock of certain of Sanmina-SCI’s first-tier foreign subsidiaries, and mortgages on certain domestic real estate. Sanmina-SCI may redeem the 10.375% Notes, in whole or in part, at anytime beginning on January 15, 2007 at a redemption price initially of 105.188%, declining to 102.594% on January 15, 2008 and 100.000% on January 15, 2009. Sanmina-SCI may also redeem the 10.375% Notes, in whole or in part, at any time prior to January 15, 2007 at a redemption price equal to the principal amount plus accrued interest to the redemption date plus a make-whole premium specified in the indenture. In the event of a change of control of Sanmina-SCI, Sanmina-SCI will be required to offer to repurchase the 10.375% Notes at a repurchase price of 101% of the principal amount plus accrued interest to the repurchase date. The indenture includes covenants that, among other things, limit in certain respects Sanmina-SCI and its restricted subsidiaries from incurring debt, making investments and other restricted payments, paying dividends on capital stock, redeeming capital stock or subordinated obligations and creating liens. In the event that Sanmina-SCI obtains the investment grade rating specified in the indenture and certain other conditions are met, the collateral securing the 10.375% Notes will be permanently released, and Sanmina-SCI will no longer be required to comply with certain of the indenture covenants specified above for as long as Sanmina-SCI retains the investment grade rating specified in the indenture.

      The Credit Facility currently bears interest at an annual rate equal to a reserve adjusted eurodollar rate plus 4.0% (the reserve adjusted eurodollar rate was 1.11% at June 28, 2003). The principal amount of the Credit Facility is repayable in quarterly installments of $687,500 from March 31, 2003 through December 31, 2005, $13.75 million from March 31, 2006 through December 31, 2006, and $52.94 million from March 31, 2007 through December 23, 2007, plus interest. The Credit Facility is guaranteed by substantially all of Sanmina-SCI’s United States subsidiaries (the “Guarantors”) and is secured by a first priority security interest in substantially all of the personal property assets of Sanmina-SCI and the Guarantors, a pledge of the capital stock of the Guarantors, a pledge of 65% of the capital stock of certain of Sanmina-SCI’s first-tier foreign subsidiaries and mortgages on certain domestic real estate. The Credit Facility is prepayable at Sanmina-SCI’s option at 103% through December 22, 2003, 102% from December 23, 2003 through December 22, 2004, 101% from December 23, 2004 through December 22, 2005, and 100% thereafter. The Credit Facility provides for various operational and financial covenants, including limitations on incurring indebtedness and creating liens, restrictions on the payment of dividends and other restricted payments, restrictions on sales of assets, restrictions on acquisitions, maintenance of a minimum interest coverage ratio and a maximum secured leverage ratio and limits on capital expenditures.

      We entered into an interest rate swap to hedge our mix of short-term and long-term interest rate exposures resulting from certain of our outstanding debt obligations. During the first quarter of fiscal 2003, we entered into an interest rate swap transaction related to the 10.375% Notes due 2010 pursuant to which we pay a variable rate and receive a fixed rate. The interest rate swap has a total notional amount of $525.0 million. Under the swap agreement, as of June 28, 2003, we pay an interest rate equal to the six-month LIBOR rate plus 6.125%, determined semi-annually in arrears. In exchange, we receive a fixed interest rate of 10.375%. The swap agreement effectively replaces the fixed interest rate that we pay on $525.0 million of our 10.375% Notes with a variable interest rate. The swap was designated as fair value hedge under SFAS No. 133. Management believes that the interest rate swap meets the criteria established by SFAS No. 133 for short cut accounting; therefore, there is no ineffectiveness of the interest rate swap.

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

      During the nine months ended June 28, 2003, we repurchased, through unsolicited privately negotiated transactions, $50.0 million aggregate principal amount of our 3% Convertible Subordinated Notes due 2007 of SCI Systems, Inc., one of our wholly-owned subsidiaries, $27.5 million aggregate principal amount of our 4 1/4% Convertible Subordinated Notes due 2004, and $210.6 million aggregate principal amount at maturity (having an accreted value of $104.4 million) of our Zero Coupon Convertible Subordinated Debentures due 2020, resulting in a net gain of $25.7 million, which is reflected as other income in the accompanying statement of operations.

      On July 8, 2003, Sanmina-SCI called for redemption on August 7, 2003, all of its 4 1/4% Convertible Subordinated Notes due 2004, or the 4 1/4% Notes. The aggregate principal amount outstanding of the 4 1/4% Notes at June 28, 2003 was $263.6 million. Prior to August 7, 2003, holders may convert their 4 1/4% Notes into shares of Sanmina-SCI common stock at a price of $22.167 per share, and 4 1/4% Notes not converted will be redeemed on August 7, 2003 at a price of $1,008.50 per $1000 principal amount of 4 1/4% notes plus accrued and unpaid interest to August 7, 2003. The redemption of the 4 1/4% Notes is expected to result in an insignificant loss, consisting of the redemption premium and the accelerated write-off of unamortized deferred financing costs, to be included in other expense in the fourth quarter of fiscal 2003. We plan to fund the redemption of the 4 1/4% Notes with existing cash and cash equivalents balances.

      The aggregate principal amount of outstanding long-term debt maturing during each of our next five fiscal years and thereafter, including capital lease obligations, is as follows as of June 28, 2003:

Fiscal Year Ending

(In thousands)
2003 (remainder)(1)	$265,042
2004	9,772
2005	10,205
2006	37,361
2007	652,911
Thereafter	1,466,655

Total	$2,441,946

(1)	Includes $263.6 aggregate principal amount of 4 1/4% Notes to be redeemed on August 7, 2003.

      In fiscal 2005, we will be required to repurchase up to $631.5 million accreted value of Zero Coupon Subordinated Debentures due 2020 if submitted for repurchase by the holders of these debentures at their option on the repurchase date of September 12, 2005.

      We lease facilities under operating leases expiring at various dates through 2021. We are responsible for utilities, maintenance, insurance and property taxes under the leases. Future minimum lease payments required to be made during each of our next five fiscal years and thereafter under operating leases are as follows:

Fiscal Year Ending

(In thousands)
2003 (remainder)	$17,545
2004	37,068
2005	25,387
2006	18,215
2007	14,135
Thereafter	26,620

Total	$138,970

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

      We believe that our existing cash resources, together with cash generated from operations, will be sufficient to meet our working capital requirements through at least the next 12 months. Should demand for our products increase or decrease over the next 12 months the available cash provided by operations could be negatively impacted. We may also seek to raise additional capital through the issuance of either debt or equity securities. In addition to existing collateral and covenant requirements, future debt financing may further require us to pledge assets as collateral and comply with financial ratios and covenants. Equity financing may result in dilution to stockholders.

Effect of Recent Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement revises the rules as to how companies account for exit and disposal activities under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity.” Commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a charge for most anticipated costs. Instead, companies record exit or disposal costs when they are “incurred” and can be measured at fair value, and subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Earlier adoption is encouraged. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a company previously recorded under EITF 94-3 are grandfathered. We do not expect SFAS No. 146 to have a significant impact on our financial position, results of operations and cash flows.

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

      In November 2002, the FASB issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation 45 did not have a material impact on Sanmina-SCI’s financial position or results of operations.

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

      In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s financial condition or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, many of which were previously classified as equity, as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Sanmina-SCI does not expect the adoption of SFAS No. 150 to have a material effect on its financial condition or results of operations.

Factors Affecting Operating Results

If the markets for our customers’ products decline further, or improve at a slower pace than we anticipate, demand for our services may be adversely affected and, therefore, our operating results could be adversely affected

      As a result of the downturn in the electronics industry, in general, and the communications sector in particular, demand for our manufacturing services has declined significantly. The decrease in demand for manufacturing services by OEMs has resulted primarily from reduced capital spending by communications service providers. Until the recent downturn in the communications sector, we had depended on OEMs in this sector for a significant portion of our net sales and earnings. Consequently, our operating results have been adversely affected as a result of the deterioration in the communications market and the other markets that we serve. If capital spending in the end markets we serve continues to decline or if these markets do not improve, or improve at a slower pace than we anticipate, our revenue and profitability will continue to be adversely affected.

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

If demand for our higher-end, higher margin manufacturing services does not improve, our future gross margins and operating results may be lower than expected

      Before the recent economic downturn in the communications sector, sales of our services to OEMs in this sector accounted for a substantially greater portion of our net sales and earnings than in recent periods. As a result of reduced sales to OEMs in the communications sector, our gross margins have declined because the services that we provided to these OEMs often were more complex, thereby generating higher margins, than those that we provided to OEMs in other sectors of the electronics industry. For example, a greater percentage of our net sales in recent periods has been derived from sales of personal computers. Margins on personal computers are typically lower than margins that we have historically realized in communication products. OEMs are continuing to seek price decreases from us and other EMS companies and competition for this business remains intense. This price competition could adversely affect our gross margins. If demand for our higher-end, higher margin manufacturing services does not improve in the future, our gross margins and operating results in future periods may be lower than expected.

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

We rely on a small number of customers for a substantial portion of our net sales, and declines in sales to these customers could adversely affect our operating results

      Sales to our 10 largest customers accounted for 67.7% of our net sales in the nine-month period ended June 28, 2003 and our two largest customers, IBM and HP, each accounted for 10% or more of our net sales for that period. We depend upon the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycles, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer, would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would adversely affect our operating results.

If our business does not improve or declines, we may further restructure our operations, which may adversely affect our financial condition and operating results

      In recent periods, we have announced two major restructuring plans as a result of the slowdown in the global electronics industry and the worldwide economy, as well as in connection with a number of our acquisitions. Prior to the end of fiscal 2002, we announced a phase one restructuring plan that contemplated aggregate cash and non-cash restructuring costs totaling approximately $730.0 million. Activities pursuant to our phase one restructuring plan are essentially complete. In October 2002, we announced a phase two restructuring plan, which was approved by management in the fourth quarter of fiscal 2002, of up to $250.0 million of both cash and non-cash restructuring charges as a result of the continued slowdown in the EMS industry. We expect to incur up to approximately $130.0 million of restructuring costs pursuant to this phase two restructuring plan in future periods. We cannot be certain as to the actual amount of these restructuring charges or the timing of their recognition for financial reporting purposes. We may need to take additional restructuring charges in the future if our business does not improve or declines or if the expected benefits of recently completed and currently planned restructuring activities do not materialize. These benefits may not materialize if we incur unanticipated costs in closing facilities or transitioning operations from closed facilities to other facilities or if customers cancel orders as a result of facility closures. If we are unsuccessful in implementing our restructuring plans, we may experience disruptions in our operations and higher ongoing costs, which may adversely affect our operating results.

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

      In addition to EMS companies, we also compete, with respect to certain of the EMS services we provide, with original design manufacturers, or ODMs. These companies, typically based in Asia, design products and product platforms that are then sold to OEMs, system integrators and others who configure and resell them to end users. To date, ODM penetration has been greatest in the personal computer, including both desktop and notebook computers, and server markets.

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

We are potentially liable for contamination of our current and former facilities, including those of the companies we have acquired, which could adversely affect our business and operating results in the future.

      We are potentially liable for contamination at our current and former facilities, including those of the companies we have acquired. These liabilities include ongoing investigation and remediation activities at a number of sites, including our facilities located in Irvine, California, (acquired as part of our acquisition of Elexsys), Owego, New York (a current facility of our Hadco subsidiary), Derry, New Hampshire (a current facility of our Hadco subsidiary), and Fort Lauderdale, Florida (a former facility of our Hadco subsidiary). Currently, we are unable to anticipate whether any third-party claims will be brought against us for the existence of such contamination. There can be no assurance that third-party claims will not arise and will not result in material liability to us. In addition, there are several sites, including our facilities in Wilmington, Massachusetts, Clinton, North Carolina, Brockville, Ontario, and Gunzenhausen, Germany that are known to have groundwater contamination caused by a third party, and that third party has provided indemnity to us for the liability. Although we cannot guarantee you that we will not incur liability for clean-up costs or expenses at any of these sites, we have no reason to believe that such liability will occur and that it will be material to our business and operating results in the future.

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

We are subject to risks arising from our international operations

      We conduct our international operations in Asia, Latin America, Canada and Europe and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 67.7% of our net sales from non-U.S. operations during the first three quarters of fiscal 2003, and a significant portion of our manufacturing material was provided by international suppliers during this period. During the first three quarters of fiscal 2002, we generated 55.6% of our net sales from non-U.S. operations. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

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

      The table below presents carrying amounts and related average interest rates by year of maturity for our investment portfolio as of June 28, 2003 (dollars in thousands):

	?Year Ended

	2003	2004	Thereafter	Total

Cash equivalents and short-term investments	$715,601	$34,373	$3,999	$753,973
Average interest rate	1.15%	2.27%	1.28%	1.21%

      We also have exposure to interest rate risk with certain variable rate debt obligations. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources for a discussion of our interest rate swap arrangement that effectively converts $525.0 million of our fixed rate debt obligations to a variable interest rate. We also have an amortizing $275.0 million credit facility maturing in 2007 that bears interest at a reserve adjusted eurodollar rate plus 4.0% (the reserve adjusted eurodollar rate was 1.11% at June 28, 2003).

Foreign Currency Exchange Risk

      Sanmina-SCI transacts business in foreign countries. Sanmina-SCI’s primary foreign currency cash flows are in certain Asian and European countries, Australia, Brazil, Canada, and Mexico. Sanmina-SCI enters into short-term foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in foreign currencies. At June 28, 2003, Sanmina-SCI had forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $443.2 million. The net unrealized loss on the contracts at June 28, 2003 is not material and is recorded in accrued liabilities on the balance sheet. Market value gains and losses on forward exchange contracts are recognized in the Consolidated Statement of Operations as offsets to the exchange gains and losses on the hedged transactions. The impact of these foreign exchange contracts was not material to the results of operations for the three and nine months ended June 28, 2003 and June 29, 2002.

Item 4.	Controls and Procedures

      Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      Refer to item (c) below.

      (b) Reports on Form 8-K

      On April 21, 2003, Sanmina-SCI filed a current report on Form 8-K to furnish, pursuant to Item 9, “Regulation FD Disclosure” and Item 12, “Disclosure of Results of Operations and Financial Condition,” the press release issued by Sanmina-SCI on April 21, 2003, announcing financial results for its second fiscal quarter.

      (c) Exhibits

Exhibit
Number		Description

3.1(1)	—	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.1.1(2)	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.1.2(3)	—	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Registrant, dated May 31, 2001.
3.1.3(4)	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.2(5)	—	Amended and Restated Bylaws of the Registrant, dated December 7, 2001.
4.6(6)	—	Credit and Guaranty Agreement, dated as of December 23, 2002, among Registrant, certain Subsidiaries of Registrant from time to time party thereto, the Lenders from time to time party thereto, Goldman Sachs Credit Partners L.P. as Lead Arranger, Sole Book Runner, Syndication Agent and Administrative Agent and LaSalle Business Credit, Inc., as Collateral Agent and Documentation Agent.
4.11	—	Amendment No. 1 to the Credit and Guaranty Agreement, dated as of June 30, 2003, among Registrant, each of the Guarantors listed on the signature pages thereto, the Lenders party thereto, Goldman Sachs Credit Partners, L.P., as Administrative Agent, and LaSalle Business Credit, LLC (as successor by merger to LaSalle Business Credit, Inc.), as Collateral Agent.
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with SEC on May 11, 2001.

(3)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2001, filed with SEC on December 21, 2001.

(4)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4, filed with SEC on August 10, 2001.

(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended September 28, 2002, filed with SEC on December 4, 2002.

(6)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed with the SEC on February 11, 2003.

SANMINA-SCI CORPORATION

SIGNATURES

      Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANMINA-SCI CORPORATION
(Registrant)

By:	/s/ JURE SOLA

Jure Sola
Chief Executive Officer

Date: August 8, 2003

By:	/s/ RICK R. ACKEL

Rick R. Ackel
Executive Vice President and
Chief Financial Officer

Date: August 8, 2003

EXHIBIT INDEX

Exhibit
Number			Description

3.1	(1)	—	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.1.1	(2)	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.1.2	(3)	—	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Registrant, dated May 31, 2001.
3.1.3	(4)	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.2	(5)	—	Amended and Restated Bylaws of the Registrant, dated December 7, 2001.
4.6	(6)	—	Credit and Guaranty Agreement, dated as of December 23, 2002, among Registrant, certain Subsidiaries of Registrant from time to time party thereto, the Lenders from time to time party thereto, Goldman Sachs Credit Partners L.P. as Lead Arranger, Sole Book Runner, Syndication Agent and Administrative Agent and LaSalle Business Credit, Inc., as Collateral Agent and Documentation Agent.
4.11		—	Amendment No. 1 to the Credit and Guaranty Agreement, dated as of June 30, 2003, among Registrant, each of the Guarantors listed on the signature pages thereto, the Lenders party thereto, Goldman Sachs Credit Partners, L.P., as Administrative Agent, and LaSalle Business Credit, LLC (as successor by merger to LaSalle Business Credit, Inc.), as Collateral Agent.
31.1		—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with SEC on May 11, 2001.

(3)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2001, filed with SEC on December 21, 2001.

(4)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4, filed with SEC on August 10, 2001.

(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended September 28, 2002, filed with SEC on December 4, 2002.

(6)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed with the SEC on February 11, 2003.