Form 10-K
period 2003-09-27
SANMINA-SCI CORP
filed 2003-12-09
CIK 897723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-21272

Sanmina-SCI Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0228183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2700 North First Street, San Jose, CA (Address of principal executive offices)	95134 (Zip Code)

Registrant’s telephone number, including area code:

(408) 964-3500

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

     The aggregate value of Common Stock held by non-affiliates of the Registrant was approximately $1,993,055,570 as of March 28, 2003, based upon the average of Registrant’s Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of December 4, 2003, the Registrant had outstanding 517,323,220 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of stockholders to be held on January 26, 2004 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SANMINA-SCI CORPORATION

PART I

Item 1.	Business

Overview

      We are a leading independent global provider of customized, integrated electronics manufacturing services, or EMS. We provide these comprehensive services primarily to original equipment manufacturers, or OEMs, in the communications, computing, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical, and automotive industries. The combination of our advanced technologies, extensive manufacturing expertise and economies of scale enables us to meet the specialized needs of our customers in these markets in a cost- effective manner.

      Our end-to-end services in combination with our global expertise in supply chain management enable us to manage our customers’ products throughout their life cycles. These services include:

•	product design and engineering, including initial development, detailed design and preproduction services;

•	volume manufacturing of complete systems, components and subassemblies;

•	final system assembly and test;

•	direct order fulfillment and logistics services; and

•	after-market product service and support.

      Our volume manufacturing services are vertically integrated, allowing us to manufacture key system components and subassemblies for our customers. By manufacturing key system components and subassemblies ourselves, we enhance continuity of supply and reduce costs for our customers. In addition, we are able to have greater control over the production of our customers’ products and retain incremental profit opportunities for the company. System components and subassemblies that we manufacture include volume and high-end printed circuit boards, printed circuit board assemblies, backplanes and backplane assemblies, enclosures, cable assemblies, optical modules and memory modules.

      We manufacture products in over 20 countries on five continents. We seek to locate our facilities near our customers and our customers end markets in major centers for the electronics industry or in lower cost locations. Many of our plants located near customers and their end markets are focused primarily on final system assembly and test, while our plants located in lower cost areas engage primarily in less complex component and subsystem manufacturing and assembly.

      We have become one of the largest global EMS providers by capitalizing on our competitive strengths, including our:

•	end-to-end services;

•	product design and engineering resources;

•	vertically integrated volume manufacturing services;

•	advanced technologies;

•	global capabilities;

•	high quality manufacturing, assembly and test services;

•	customer focused organization;

•	expertise in serving diverse end markets; and

•	experienced management team.

      This business strategy enables us to win large outsourcing programs from leading multinational OEMs. Our customers consist of OEMs that operate in a range of industries, and include Alcatel, Cisco, Dell, EchoStar, Ericsson, HP, IBM, McData, Nokia, Nortel and Roche. Our net sales, operating income, long-lived assets, depreciation and amortization, and capital expenditures attributable to geographic segments are presented in Note 11 to our consolidated financial statements included in Item 15 of this report.

Industry Overview

      EMS companies are the principal beneficiaries of the increased use of outsourced manufacturing services by the electronics and other industries. Outsourced manufacturing refers to OEMs’ use of EMS companies, rather than internal manufacturing capabilities, to manufacture their products. Historically, EMS companies generally manufactured only components or partial assemblies. As the EMS industry has evolved, OEMs have increased their reliance on EMS companies for additional, more complex manufacturing services, including design services. Some EMS companies now often manufacture and test complete systems and manage the entire supply chains of their customers. Industry leading EMS companies offer end-to-end services, including product design and engineering, volume manufacturing, final system assembly and test, direct order fulfillment, after-market product service and support and global supply chain management.

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

      Focus on Core Competencies. The electronics industry is highly competitive and subject to rapid technological change. As a result, OEMs increasingly are focusing their resources on activities and technologies in which they expect to add the greatest value. By offering comprehensive manufacturing services and supply chain management, EMS companies enable OEMs to focus on their core competencies, including next generation product design and development as well as marketing and sales.

      Access Leading Design and Engineering Capabilities. The design and engineering of electronics products has become more complex and sophisticated and in an effort to become more competitive, OEMs are increasingly relying on EMS companies to provide product design and engineering support services. EMS companies’ design and engineering services can provide OEMs with improvements in the performance, cost and time required to bring products to market. EMS companies are providing more sophisticated design and engineering services to OEMs, including the design and engineering of complete products following an OEM’s development of a product concept.

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

Company Overview

      We offer our OEM customers end-to-end services that span the entire product life cycle:

Competitive Strengths

      We believe that our competitive strengths differentiate us from our competitors and enable us to better serve the needs of OEMs. Our competitive strengths include:

•	End-to-End Services. We provide services throughout the world to support our customers’ products during their products’ entire life cycles, from product design and engineering, through volume manufacturing, to direct order fulfillment and after-market product service and support. We believe that our end-to-end services are more comprehensive than the services offered by our competitors because of our focus on adding value before and after the actual manufacturing of our customers’

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

•	Product Design and Engineering Resources. We focus on product design and engineering technologies to produce advanced electronic systems. Our global technology solutions group includes approximately 600 designers and engineers located in 14 design and new product introduction centers in eight countries. Our designers and engineers work closely with our customers to develop new products and manage products throughout their life cycles. Our design centers provide both hardware and software engineering services for a range of technologies, including products using high-speed digital, analog, radio frequency, wireless, mixed signal, optical and electro-mechanical technologies. We also provide design services in connection with our vertically integrated volume manufacturing services, including the design of complex printed circuit boards and printed circuit board assemblies, backplanes and backplane assemblies, enclosures, cable assemblies and memory modular solutions.

•	Vertically Integrated Volume Manufacturing Services. We provide a range of vertically integrated volume manufacturing services. Key system components that we manufacture include complete printed circuit boards and printed circuit board assemblies, backplanes and backplane assemblies, enclosures, cable assemblies, memory modules and optical modules. By manufacturing these system components and subassemblies ourselves, we enhance continuity of supply and reduce costs for our customers. In addition, we are able to have greater control over the production of our customers’ products and retain incremental profit opportunities for us. Examples of products that we manufacture using our full range of services include wireless base stations, network switches and optical switches.

•	Advanced Technologies. We are a leader in providing services utilizing advanced technologies, which we believe allows us to differentiate ourselves from our competitors. These advanced technologies include the fabrication of complex printed circuit boards and backplanes having over 60 layers and process capabilities for a range of low loss, high performance materials, buried capacitors and resistors, and high density interconnects using micro via holes that are formed using laser drills. Our printed circuit board assembly technologies include micro ball grid arrays, fine pitch discretes, and small form factor radio frequency and optical components, as well as advanced packaging technologies used in high pin count application specific integrated circuits and network processors. We use innovative design solutions and advanced metal forming techniques to develop and fabricate high-performance indoor and outdoor chassis, enclosures and frames. Our assembly services use advanced technologies, including precision optical alignment, multi-axis precision stages and machine vision technologies. We use sophisticated procurement and production management tools to effectively manage inventories for our customers and ourselves. We have also developed build-to-order, or BTO, and configure-to-order, or CTO, systems that enable us to manufacture and ship finished systems within 48 to 72 hours after receipt of an order. To coordinate the development and introduction of new technologies and facilitate the dissemination of existing manufacturing know-how throughout our facilities, we have established a centralized global technology group to develop and implement new technologies to meet our customers’ needs in various locations and increase collaboration among our facilities.

•	Global Capabilities. Most of our customers compete and sell their products on a global basis. As such, they require global solutions to include regional manufacturing solutions for their end markets, especially when time to market is critical or local manufacturing content provides a competitive advantage, and low cost solutions for competitive advantages. Our global network of approximately 100 plants in more than 20 countries provides our customers a combination of sites to maximize both the benefits of regional and low costs manufacturing. This global solution is coordinated and managed by one IT platform, which enables our customers to access key data and status relative to individual programs.

•	Customer-Focused Organization. We believe customer relationships are critical to our success, and our organization is focused on providing our customers with responsive services. Our key customer accounts are managed by a dedicated account team, including a global business manager directly responsible for account management. Global business managers coordinate activities across divisions to effectively satisfy our customers’ requirements and have direct access to our senior management to quickly address customer concerns. Local customer account teams further support the global teams and are linked by a comprehensive communications and information management infrastructure. Our senior management, including our chief executive officer, Jure Sola, and our president and chief operating officer, Randy Furr, are heavily involved in customer relations and devote significant attention to broadening existing, and developing new, customer relationships.

•	Expertise in Serving Diverse End Markets. We have experience in serving our customers in the communications, computing, multimedia, industrial and semiconductor systems, defense and aerospace, medical and automotive markets. Our diversification across end markets reduces our dependence upon any one customer or industry. We have obtained a number of key certifications, where appropriate, in the communications, medical, defense and aerospace and automotive markets.

•	Experienced Management Team. We believe that one of our principal assets is our experienced management team. Our chief executive officer, Jure Sola, co-founded Sanmina in 1980. Randy Furr, our president and chief operating officer, has been with us for over 10 years, including previously as our chief financial officer. The managers of our key business units each have more than 10 years of experience with us or with predecessor companies that we acquired. We believe that the significant experience of our management team better enables us to capitalize on opportunities in the current business environment.

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

      Original Design Manufacturing Solutions. As a result of customer demand, and their desire to contain research and development expenses, we have begun to offer product designs that the customer can either brand or integrate into their own system solution. In this model, we play the role of the original design manufacturer, or ODM, provider to the customer. For ODM products, we retain the intellectual property rights and earn royalty or licensing fees, in addition to the manufacturing revenue associated with building and shipping the product. Our current ODM portfolio covers several end markets, including enterprise computing, communications, and multimedia. For example, in the enterprise computing market, our two-processor 64 bit Opteron server developed by Newisys, a wholly-owned subsidiary, is currently being shipped to multiple customers. The ODM server product roadmap includes multi-processor designs that will be scalable up to 32-processor systems.

      Continuing to Penetrate Diverse End Markets. We focus our marketing efforts on major end markets within the electronics industry. We have targeted markets that offer significant growth opportunities and for which OEMs sell complex products that are subject to rapid technological change, as the manufacturing of these products requires higher value added services. Our approach to our target markets is two-fold — we intend to strengthen our significant presence in the communications and computing markets, while also focusing on other under-penetrated target markets, including the medical, industrial and semiconductor capital equipment and defense and aerospace industries, many of which have not extensively relied upon EMS companies in the past. Our diversification across market segments and customers reduces our dependence on any particular market.

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

•	Preproduction. After a detailed product design has been completed and the product is released for prototype production, we can build a prototype on a quick turn around basis. We then analyze the feasibility of manufacturing the product prototype and make any necessary design modifications to the prototype and test the prototype to validate its design. We also provide early-stage test development during the prototype phase. We evaluate prototypes to determine if they will meet safety and other standards, such as standards published by Underwriters Laboratories, an independent product safety testing and certification organization, and other similar domestic and international organizations. We review the material and component content of customers’ designs with a view to designing in alternative components that may provide cost savings. Our preproduction services help our customers reduce the time required to bring new products to market.

•	Manufacturing Design Services. We provide our own designs for our vertically integrated system components and subassemblies, including:

—	Printed Circuit Board and Backplane Design. We have a dedicated printed circuit board design group that designs and engineers complex printed circuit boards and backplanes. These printed circuit boards and backplanes incorporate high layer counts and large form factors and are used in complex products such as optical networking products and communications switches. Our designs also incorporate component miniaturization technologies and other advanced technologies that increase the number and density of components that can be placed on a printed circuit board. These technologies enable OEMs to provide greater functionality in smaller products. We also provide signal integrity engineering services, which involve the maintenance of the quality and integrity of high speed electrical signals as they travel through a system.

—	Enclosure Design. We have a dedicated enclosure design group that designs and engineers complex enclosures. We can design custom enclosures to meet customer specifications and offer a range of proprietary designs tailored to particular applications. Our enclosure design services include the design of thermal management systems, which dissipate heat generated by the components within an enclosure. We design enclosures that are used in both indoor and outdoor environments. We also design enclosures that include both stackable and rackmount chassis configurations. In stackable configurations, component modules are stacked on top of each other, while in rackmount configurations, component modules slide into racks within the enclosure. Rackmount configurations often are used for complex products, such as communications switches that are frequently upgraded in the field by inserting new components. Our design engineers work with a range of materials, including metal, plastic and die-cast material. We design indoor and outdoor wireless base station cabinets, enclosures for high-end servers and data storage systems and enclosures for magnetic resonance imaging systems. We recently developed a sophisticated proprietary enclosure with a thermal management system for high density servers used for managed hosting in data center applications. We offer this enclosure platform to our customers who can then customize it with modules and subsystems designed and manufactured to their specifications. By using our common platform customers reduce their enclosure costs.

      Volume Manufacturing. Volume manufacturing includes our vertically integrated manufacturing services described in greater detail below.

•	Printed Circuit Boards. Our ability to reliably produce printed circuit boards with high layer counts and narrow circuit track widths makes us an industry leader in complex printed circuit board fabrication. Printed circuit boards are made of laminated materials and contain electrical circuits and connectors that interconnect and transmit electrical signals among the components that make up electronic devices. We are among a small number of manufacturers that specialize in manufacturing complex multi-layer printed circuit boards. Multi-layering, which involves placing numerous layers of electrical circuitry on a single printed circuit board, expands the number of circuits and components

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

•	Printed Circuit Board Assembly and Test. Printed circuit board assembly involves attaching electronic components, such as integrated circuits, capacitors, microprocessors, resistors and memory modules, to printed circuit boards. The most common technologies used to attach components to printed circuit boards are surface mount technology, or SMT, and pin-through-hole assembly, or PTH. SMT involves the use of an automated assembly system to solder components to the printed circuit board. In PTH, components are placed on the printed circuit board by insertion into holes punched in the circuit board. Components also may be attached using press-fit technology in which components are pressed into connectors affixed to the printed circuit board. We use SMT, PTH, press-fit as well as new attachment technologies that are focused on miniaturization and increasing the density of component placement on printed circuit boards. These technologies, which support the needs of our OEM customers to provide greater functionality in smaller products, include chip-scale packaging, ball grid array, direct chip attach and high density interconnect. We perform in-circuit and function testing of printed circuit board assemblies. In-circuit testing verifies that all components have been properly inserted and attached and that the electrical circuits are complete. We perform functional tests to confirm that the board or assembly operates in accordance with its final design and manufacturing specifications. We either design and procure test fixtures and develop our own test software, or we use our customers’ test fixtures and test software. In addition, we provide environmental stress tests of the board or assembly that are designed to confirm that the board or assembly will meet the environmental stresses, such as heat, to which it will be subject.

•	Backplanes and Backplane Assemblies. Backplanes are very large printed circuit boards that serve as the backbones of sophisticated electronics products and provide interconnections for printed circuit boards, integrated circuits and other electronic components. We fabricate backplanes in our printed circuit board plants. Backplane fabrication is significantly more complex than printed circuit board fabrication due to the large size of backplanes. We manufacture backplane assemblies by attaching electronic components and printed circuit boards to backplanes using SMT, PTH, press-fit and other advanced component attachment technologies. We also perform in-circuit and functional tests on backplane assemblies. We manufacture complex optical backplanes that are 30 by 50 inches in size, have 48 layers and 65,000 holes for component placement, as well as our 10-gigabit copper-based backplane design. These are among the largest and most complex commercially manufactured backplanes, and we are one of a limited number of manufacturers of these complex backplanes.

•	Enclosures. Enclosures are cabinets that house and protect complex and fragile electronic components, modules and subsystems. Our enclosure manufacturing services include fabrication of cabinets and chassis and racks that are placed inside the cabinets to hold the subassemblies and modules that comprise electronic devices. We integrate power and thermal management subsystems into our enclosures. We manufacture a broad range of enclosures with a broad range of materials including metal, plastics and die cast materials. Enclosures we manufacture range from basic enclosures, such as enclosures for personal computers, to large and highly complex enclosures, such as those for indoor and outdoor communications base station products. We have recently developed a proprietary enclosure with a thermal management system designed for high density servers for managed hosting in data center applications. Our customers can have their unique products built on this platform by inserting their proprietary modules and subsystems.

•	Cable Assemblies. Cable assemblies are used to connect modules, assemblies and subassemblies in electronic devices. We provide a broad range of cable assembly products and services. We design and manufacture a broad range of high-speed data, radio frequency and fiber optic cabling products. Cable assemblies that we manufacture are often used in large rack systems to interconnect subsystems and modules.

•	Optical Modules. Optical modules are integrated subsystems that use a combination of industry standard and/or custom optical components. We are a leading provider of complete optical systems for customers in telecommunications, networking, and military markets. Our recent experience in optical communications and networking products spans long haul/ultra long haul and metro regions for transport, access and switching applications, including last mile solutions. Our service offerings for optical communications customers are designed to deliver end-to-end solutions with special focus on system design, optical module assembly, optical test and integration, ranging from traditional OC3-12-48 to OC192 and OC768 applications.

•	Memory Modules. Memory modules are integrated subsystems that use industry standard integrated circuits including digital signal processors, or DSPs, non-volatile flash memory and random access memory, or RAM. These modules consist of standard products that are sold for a range of applications to a broad base of customers and custom modules that are built for use in a particular OEM’s product or system. We design and manufacture a variety of modular solutions, including standard and custom DSP, flash memory modules and RAM. In addition, we are a leading supplier of solutions to increase memory component density on printed circuit boards. We offer advanced NexMod memory modules that contain multiple memory layers vertically stacked and mounted to a printed circuit board. NexMod solutions are tailored for network infrastructure and complex server applications. We also provide innovative DDRI and DDRII DRAM modules utilizing stacked CSP technology offering high densities and small form factors. We provide custom module solutions including mixed memory and our proprietary foldable rigid assembly microelectronics module, or FRAMM. Our FRAMM technology incorporates two memory modules with a flexible cable between them. The module folds over itself, effectively doubling the memory capacity that can be plugged into a memory slot. We integrate both standard and custom modules in products that we manufacture.

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

Global Supply Chain Management

      Supply chain management involves the planning, purchasing and warehousing of product components. The objective of our supply chain management services is to reduce excess component inventory in the supply chain by scheduling deliveries of components on a just-in-time, as-and-when-needed basis. We use sophisticated production management systems to manage our procurement and manufacturing processes in an efficient and cost effective manner. We collaborate with our customers to enable us to respond to their changing component requirements for their products and to reflect any changes in these requirements in our production management systems. These systems often enable us to forecast future supply and demand imbalances and develop strategies to help our customers manage their component requirements. Our enterprise-wide software systems provide us with company-wide information regarding component inventories and orders to standardize planning and purchasing at the plant level. These systems enable us to transfer product components between plants to respond to changes in customer requirements or to address component or other raw material shortages.

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

Our End Markets

      We have targeted markets that offer significant growth opportunities and for which OEMs sell complex products that are subject to rapid technological change, as the manufacturing of these products requires higher value added services. We believe that markets involving complex, rapidly changing products offer us opportunities to produce products with higher margins because these products require higher value added manufacturing services and may also include our advanced vertically integrated components. Our approach to our target markets is two-fold — we intend to strengthen our significant presence in the communications and computing markets, while also focusing on other under-penetrated target markets, including the medical, automotive, industrial and semiconductor capital equipment and defense and aerospace industries, many of which have not extensively relied upon EMS companies in the past. Our diversification across market segments and customers reduces our dependence on any particular market.

      Communications:     Wireless, Optical and Wireline Transmission and Enterprise. In the communications sector, we focus on wireless transmission systems, optical networking and wireline transmission systems and enterprise networking systems. Our product design and engineering staff has extensive experience designing advanced communications products for these markets. Products we manufacture include optical switches, wireless base stations, wireline switches, routers, transceivers, satellite receivers, radio frequency and point-to-point microwave systems, and Bluetooth appliances among others. Selected customers in communications equipment include Alcatel, Cisco, Ericsson, Lucent, Nokia, Nortel, and Tellabs.

      Computing:     Personal and Business (Enterprise) Computing and Storage Systems. We provide services for OEMs of personal computer, or PC, systems, enterprise computing, and storage systems.

      We provide services to multiple major PC manufacturers. These services include primarily BTO and CTO manufacturing of desktop PC systems serving primarily the enterprise markets. Our PC manufacturing plants can build and configure systems and have them ready for shipment within 48 to 72 hours of receipt of a customer order. These plants are typically located in the geographic region to which the finished system will be shipped to rapidly deliver finished products. We manufacture a wide variety of desktop and laptop PCs and other PC components for our customers, including Dell, HP and IBM.

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

      Multimedia. We manufacture digital satellite set-top boxes, personal video recorders, digital home gateways and internet protocol entertainment devices. For our multimedia OEM customers, we manage the production process for multimedia products, including product design and engineering, test development, supply chain management, manufacturing of printed circuit boards and assemblies, final system assembly and test, and direct order fulfillment, including our BTO and CTO capabilities. Our major multimedia customers include EchoStar, Nokia, and Royal Philips Electronics.

      Industrial and Semiconductor Systems. Our expertise in manufacturing industrial instrumentation products includes production of semiconductor capital equipment, front-end environmental chambers, computer controllers, and test and inspection equipment. We also have significant experience manufacturing scanning equipment and devices, flat panel display test and repair equipment, optical inspection and x-ray equipment for use in the printed circuit board assembly industry, and deep ultraviolet photolithography equipment. Our industrial and semiconductor systems customers include GE and Honeywell International Inc, or Honeywell.

      Defense and Aerospace. In December 2001, we merged with SCI Systems, Inc., or SCI. SCI began operations as Space-Craft, Inc., in the early 1960’s and was then principally a supplier to the defense and aerospace industries. We continue to offer our end-to-end services to the defense and aerospace industry. We believe that this industry currently represents a significant growth opportunity due to increased defense spending, as well as the growing desire of defense and aerospace OEMs to outsource non-core manufacturing activities to reduce costs. Our experience in serving the aerospace industry, as well as our product design and engineering capabilities, represent key competitive strengths for us in the defense and aerospace market. Defense and aerospace products that we manufacture include avionics systems, weapons guidance systems, cockpit communications systems, spread spectrum communications systems, and space systems. Key defense and aerospace customers include The Boeing Company, Honeywell, Lockheed Martin Corporation and Raytheon Company.

      Medical. We provide comprehensive manufacturing and related services to the medical industry, including design and regulatory approval support. The manufacturing of products for the medical industry requires compliance with domestic and foreign regulations, including the Food and Drug Administration’s, or FDA’s, quality system regulations and the European Union’s medical device directive. In addition to complying with these standards, our medical manufacturing facilities comply with ISO 13485 (formerly EN 46002) and ISO 9001:2000. Medical products that we manufacture include magnetic resonance imaging equipment, blood glucose meters, computer tomography scanners, respiration monitors, ventilators, anesthesia workstations, infusion pumps, thermo-regulation devices, and cardio-resuscitation systems. Our medical customers include GE Medical Systems, Philips Medical Systems, Siemens Medical Health Services Corporation and Roche Pharmaceuticals.

      Automotive. In recent years, the electronics content in automobiles has increased substantially as new entertainment, wireless communication and navigation systems are being offered as standard features or factory options. We believe that this increased usage of electronic devices in automobiles will continue, and that there will be significant opportunities for EMS companies to manufacture automotive electronics. Accordingly, we have formed an automotive products group to focus on these opportunities.

Customers

      Our ten largest customers (listed in alphabetical order) are Alcatel, Dell, EchoStar, Ericsson, Hitachi, HP, IBM, Nokia, Nortel and Roche.

      A relatively small number of customers historically have been responsible for a significant portion of our net sales. Sales to our ten largest customers accounted for 68.5% of our fiscal 2003 net sales and 65.8% of our fiscal 2002 net sales. For fiscal 2003, our two largest customers, IBM and HP, accounted for approximately 28.8% and 9.6%, respectively, of our net sales.

      We seek to establish and maintain long-term relationships with our customers and have served many of our principal customers for several years. Historically, we have had substantial recurring sales from existing customers. We have also expanded our customer base through acquisitions and our marketing and sales efforts. We have been successful in broadening relationships with customers by providing vertically integrated products and services, as well as multiple products and services in multiple locations.

      We typically enter into supply agreements with our major OEM customers with terms ranging from three to five years. Many of these supply agreements were entered into in connection with divestiture transactions, which are transactions in which we also acquire plants, equipment and inventory from the OEM. In these divestiture-related supply agreements, the customer typically agrees to purchase its requirements for particular products in particular geographic areas from us. Our OEM customer supply agreements that were not entered into in connection with divestitures typically do not require the customer to purchase their product requirements from us, and in these cases customers may have alternate sources of supply available to them. Our supply agreements with our OEM customers generally do not obligate the customer to purchase minimum quantities of products. However, the customer typically remains liable for the cost of the materials and components that we have ordered to meet the customer’s production forecast but which are not used, provided that the material was ordered in accordance with an agreed-upon procurement plan. In some cases, the procurement plan contains provisions regarding the types of materials for which our customers will assume responsibility. Our supply agreements typically contain provisions permitting cancellation and rescheduling of orders upon notice and subject, in some cases, to cancellation and rescheduling charges. Order cancellation charges typically vary by product type and depend upon how far in advance of shipment a customer notifies us of the cancellation of an order. In some circumstances, our supply agreements with customers provide for cost reduction objectives during the term of the agreement.

      We generally do not obtain firm, long-term commitments from our customers under supply agreements. As a result, customers can cancel their orders, change production quantities or delay orders. Uncertain economic conditions and our general lack of long-term purchase contracts with our customers make it difficult for us to accurately predict revenue over the longer-term. Even in those cases where customers are contractually obligated to purchase products from us or repurchase unused inventory from us that we have ordered for them, we may elect not to immediately enforce our contractual rights because of the long-term nature of our customer relationships and for other business reasons, and instead may negotiate accommodations with customers regarding particular situations.

Backlog

      At September 27, 2003, our backlog was $2.1 billion, compared to $2.7 billion at September 28, 2002. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Cancellation and postponement charges generally vary depending upon the time of cancellation or postponement, and a portion of our backlog may be subject to cancellation or postponement without significant penalty. Customers may cancel scheduled deliveries and backlog may therefore not be a meaningful indicator of future financial results.

Marketing and Sales

      Our corporate marketing, sales and customer service staff consists of approximately 800 people. Our sales efforts are organized and managed on a regional basis, with regional sales managers in geographic regions in the United States and internationally.

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

Competition

      We face competition from other major global EMS companies such as Celestica, Inc., Flextronics International Ltd., Jabil Circuit, Inc. and Solectron Corporation, as well as other EMS companies that often have a regional or product, service or industry specific focus. In addition, our potential customers may also compare the benefits of outsourcing their manufacturing to us with the merits of manufacturing products themselves.

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

      In addition to EMS companies, we also compete, with respect to certain of the EMS services we provide, with ODMs. These companies, typically based in Asia, design products and product platforms that are then sold to OEMs, system integrators and others who configure and resell them to end users. To date, ODM penetration has been greatest in the personal computer, including both desktop and notebook computers, and server markets.

Intellectual Property

      We hold various United States and foreign patents primarily related to printed circuit boards, methods of manufacturing printed circuit boards, and enterprise computing. For other proprietary processes, we rely primarily on trade secret protection. We also have registered trademarks in the United States and many other countries throughout the world. As the level of ODM services we provide increases, intellectual property will become of greater importance to our business.

      Although we do not believe that our current trademarks, manufacturing processes or patents infringe on the intellectual property rights of third parties, we cannot assure you that third parties will not assert infringement claims against us in the future. If such an assertion were to be made, it may become necessary or useful for us to enter into licensing arrangements or to resolve such an issue through litigation. However, we cannot assure you that such license rights would be available to us on commercially acceptable terms if at all or that any such litigation would be resolved favorably. Additionally, such litigation could be lengthy and costly and could materially harm our financial condition regardless of the outcome of such litigation.

      We are currently a party to an intellectual property dispute in which Gemstar-TV Guide International, Inc., or Gemstar, and StarSight Telecast, Inc., or StarSight, alleged, with respect to SCI, certain violations of the Tariff Act of 1930, including patent infringement, in the importation of set-top multimedia boxes manufactured outside the United States by SCI for EchoStar, another party in the case. This proceeding was filed before the U.S. International Trade Commission, or ITC, in February 2001. Gemstar and StarSight filed a related patent infringement case against SCI in the United States District Court for the Northern District of Georgia in February 2001, which is currently pending. A trial at the ITC before an administrative law judge concluded in December 2001. On June 21, 2002, the presiding administrative law judge issued his final initial determination in the proceedings. The judge found that the patent claims in issue were not infringed by the respondents, including SCI, and found no violation by the respondents, including SCI, of the Tariff Act. In July 2002, Gemstar filed a petition for review of the administrative law judge’s determinations with the ITC. In August 2002, the ITC upheld the administrative law judge’s finding that the respondents, including SCI, had not violated the Tariff Act. Gemstar appealed the ITC’s determination to the U.S. Court of Appeals for the Federal Circuit. Oral arguments were heard by the U.S Court of Appeals on October 10, 2003 and the appeal is now under submission for decision to a panel of the Federal Circuit. If the Court of Appeals subsequently determines that SCI infringes Gemstar’s and StarSight’s patents, such determination could prohibit the importation of infringing products into the United States. To the extent that our customer, EchoStar, cannot “design around” the allegedly infringing design or build the product in the United States thereby avoiding the importation of potentially infringing products, revenue from this customer, and potentially other like customers using the allegedly infringing technology, could be at risk. Any “design around” would by necessity originate with EchoStar. Labor costs in the United States may make production of allegedly infringing products in the United States uncompetitive. We believe we have meritorious defenses to this action, and therefore we believe that the outcome of this matter will not materially harm our business.

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

      We use an environmental consultant to assist us in evaluating the environmental liabilities of the companies that we acquire as well as those associated with our ongoing operations, site contamination issues and historical disposal activities in order to establish appropriate accruals in our financial statements. We have also undertaken a process of re-evaluating and updating the reserves over time. As of September 27, 2003, based on the evaluations of our consultants, we have accrued $21.1 million for such environmental liabilities. Although we believe these accruals are adequate, we cannot be certain that environmental liabilities will not exceed the accrued amounts.

      Due to the large number of mergers and acquisitions we have undertaken, we have a number of facilities that have different environmental management systems, auditing programs and policies in place. We are in the process of developing corporate-wide standardized environmental management systems, auditing programs and policies to make these matters easier to manage.

Employees

      As of September 27, 2003, we had 45,008 full-time employees, including 42,457 in manufacturing and engineering, 782 in corporate marketing and sales and 1,769 in corporate general administration and finance. None of our U.S. employees are represented by a labor union. In certain international locations, particularly in Western Europe, our employees are represented by labor unions on either a national or plant level. Western European countries also often have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We have never experienced a strike or work stoppage and we believe that our relationship with our employees is good. Excluding the addition of headcount from the acquisitions that we consummated during fiscal 2003, we reduced our total headcount by approximately 8% primarily as a result of plant closings and restructuring activities. We expect further headcount reductions associated with our phase two restructuring plan announced on October 29, 2002.

Available Information

      Our Internet address is http://www.sanmina-sci.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov.

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

      As of September 27, 2003, we manufacture products in approximately 100 decentralized plants, consisting of more than 68 electronics assembly facilities, six printed circuit board fabrication facilities, six cable assembly facilities, 21 enclosure assembly facilities, as well as other specialized manufacturing facilities, located both domestically and internationally. Our domestic plants are located in key electronics industry centers including Silicon Valley, Southern California, New England, Texas, Northern Alabama, the Research Park Triangle area, New York, as well as in several other locations. Internationally, we have plants in Australia, Latin America (Brazil and Mexico), Canada, Western Europe (United Kingdom, Ireland, France, Germany, Spain, Sweden, and Finland), Eastern Europe (Hungary), Israel and Asia (Peoples’ Republic of China, Japan, Malaysia, Singapore, and Thailand). For fiscal 2003, approximately 69.6% of our net sales were from operations outside of the United States.

      As of September 27, 2003, our principal manufacturing facilities are as follows:

Approximate
Square
Domestic	Footage

Guntersville, Alabama	146,000
Huntsville, Alabama	686,000
Phoenix, Arizona	233,000
Costa Mesa, California(1)	102,000
Silicon Valley, California	885,000
Rancho Santa Margarita, California	126,000
Fountain, Colorado	360,000
Richmond, Kentucky	148,000
Westbrook, Maine	261,000
Hunt Valley, Maryland	72,000
Wilmington, Massachusetts	200,000
Woburn, Massachusetts	104,000
Manchester, New Hampshire	74,000
Owego, New York	292,000
Clinton, North Carolina	188,000
Raleigh, North Carolina	731,000
Rapid City, South Dakota	230,000
Allen, Texas	262,000
Austin, Texas	30,000
Carrollton, Texas	155,000
Denton, Texas	55,000
Salt Lake City, Utah	8,000
Kenosha, Wisconsin	198,000
Turtle Lake, Wisconsin	125,000

Total	5,671,000

Perth, Australia	66,000
Sydney, Australia	64,000
Campinas, Brazil	231,000
Calgary, Alberta, Canada	109,000
Montreal, Quebec, Canada	220,000
Ottawa, Canada	46,000
Toronto, Ontario, Canada	307,000
Camberley, England	5,000
Haukipudas, Finland	317,000
Salo, Finland	41,000
Cherbourg, France	285,000
L’Isle d’ Abeau, France	220,000
Plasir les Gatines, France	23,000
Gunzenhausen, Germany	406,000
Miskolc, Hungary	50,000
Tatabanya, Hungary	220,000
Fermoy, County Cork, Ireland	110,000
Lisburn, Ireland	292,000
Ma’a lot, Israel	34,000
Petah Tikva, Israel	60,000
Yasu-gun, Japan	38,000
Kuching, Malaysia	180,000
Penang, Malaysia	115,000
Apodaca, Mexico	330,000
El Salto, Mexico	225,000
Guadalajara, Mexico	776,000
Guadalupe, Mexico	150,000
Jalisco, Mexico	113,000
Juarez, Mexico	22,000
Kunshan, Peoples’ Republic of China	737,000
Qingdao, Peoples’ Republic of China	11,000
Shenzhen, Peoples’ Republic of China	538,000
Kirkcaldy, Scotland	123,000
Toledo, Spain	299,000
Älvsjö, Sweden	8,000
Eskilstuna, Sweden	203,000
Forserum, Sweden	123,000
Ornskoldsvik, Sweden	55,000
Sundsvall, Sweden(1)	109,000
Republic of Singapore	165,000
Pathum Thani, Thailand	139,000

7,565,000

(1)	Subsequent to September 27, 2003, we commenced closure of these facilities.

      We also have manufacturing facilities that are closed or in the process of closing as of September 27, 2003, which include facilities totaling approximately 3,438,000 square feet for domestic locations and approximately 2,446,000 square feet for international locations. We are currently undertaking an aggressive program to sublease or terminate leases for unused facilities and to sell owned properties that are no longer expected to serve our future needs.

      As of September 27, 2003, our active manufacturing facilities consist of approximately 9.1 million square feet in facilities that we own, with the remainder in leased facilities under lease terms expiring between fiscal 2004 and fiscal 2021.

      Since the closing of our merger with SCI in December 2001, we have evaluated our global manufacturing operations and restructured our facilities and operations to bring our manufacturing capacity in line with demand and our manufacturing strategy and to provide cost efficient services for our customers. Through this process, we have closed certain facilities not required to satisfy current demand levels, but have retained strategic manufacturing facilities in the United States and Western Europe that focus on higher value added manufacturing activities. We provide extensive operations in lower cost locations, including Latin America, Eastern Europe, China and Southeast Asia, and we plan to expand our presence in these lower cost locations, as appropriate to meet the needs of our customers.

      We believe that our existing facilities are adequate to meet our reasonably foreseeable requirements. We regularly evaluate our expected future facilities requirements.

      Certifications. Certifications under industry standards are important to our business because many customers rely on them to confirm our adherence to manufacturing process and quality standards. Certain markets, such as communications, medical and defense and aerospace, require adherence to industry-specific standards. Substantially all of our manufacturing facilities are certified under ISO 9002 or ISO 9001:2000, a set of standards published by the International Organization of Standardization and used to document, implement and demonstrate quality management and assurance systems in design and manufacturing. As part of the ISO 9002 and ISO 9001:2000 certification process, we have developed a quality systems manual and an internal system of quality controls and audits. ISO 9002 or ISO 9001:2001 certification is of particular importance to the companies doing business in the European Community, and we believe that United States electronics manufacturers are increasing their use of ISO 9002 or ISO 9001:2000 registration as a criteria for suppliers.

      In addition to ISO 9002 and ISO 9001:2000, many of our facilities have been TL 9000 certified. TL 9000 is a relatively new telecommunications standard. The TL 9000 quality system requirements and quality system metrics are designed specifically for the telecommunications industry to promote consistency, efficiency, and improved customer satisfaction. Included in the TL 9000 system are performance-based metrics that measure the reliability and quality performance of the product. The majority of our facilities are also Telcordia (formerly Bellcore), British Approval Board for Telecommunications, and Underwriters Laboratories compliant. These standards define requirements for quality, manufacturing process control and manufacturing documentation and are required by many OEMs in the electronics industry, including suppliers to AT&T and the regional Bell operating companies.

      Our medical products division has identified certain manufacturing facilities to be centers of excellence for medical products manufacturing. Currently most of those facilities are FDA registered and fully compliant to the FDA’s quality systems regulations.

      Our defense and aerospace operations are headquartered in the Huntsville, Alabama area and are housed in dedicated facilities to meet the specialized needs of our defense and aerospace customers. Our defense and aerospace facilities are AS9100 certified and also certified under various U.S. military specifications as well as under ANSI and other standards appropriate for defense and aerospace suppliers.

      Our automotive facilities are strategically located worldwide. Substantially all of our automotive facilities are QS 9000 and/or TS 16949 certified and also certified under the Automotive Industry Standard.

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

      None.

EXECUTIVE OFFICERS OF SANMINA-SCI

      Pursuant to General Instruction G(3), the information regarding Sanmina-SCI’s executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

      The following table sets forth the name of each executive officer of Sanmina-SCI, the office held by such officer and the age, as of December 2, 2003, of such officer.

Name	Age	Position

Jure Sola	52	Chairman, Chief Executive Officer and Director
Randy W. Furr	49	President, Chief Operating Officer and Director
Rick R. Ackel	50	Executive Vice President and Chief Financial Officer
Steve Bruton	51	President and General Manager, Printed Circuit Board Fabrication Division
Michael Clarke	49	President and General Manager, Enclosures Division
Hari Pillai	43	President and General Manager, EMS Division
Dennis Young	52	Executive Vice President of Worldwide Sales and Marketing

      Mr. Sola has served as our chief executive officer since April 1991, as chairman of our board of directors from April 1991 to December 2001 and from December 2002 to present, and co-chairman of our board of directors from December 2001 to present. In 1980 Mr. Sola co-founded Sanmina and initially held the position of vice president of sales. In October 1987, he became vice president and general manager of Sanmina, responsible for manufacturing operations and sales and marketing. In July 1989, Mr. Sola was elected as a director and in October 1989 was appointed as president of Sanmina. In March 1996, Mr. Sola relinquished the title of president when Mr. Furr was appointed to the position.

      Mr. Furr has served as a director of our company since December 1999 and as our president and chief operating officer since March 1996. In August 1992, Mr. Furr joined our company as vice president and chief financial officer. Mr. Furr is a certified public accountant.

      Mr. Ackel has served as our executive vice president and chief financial officer since June 2000. Prior to joining us, Mr. Ackel served as a partner of Arthur Andersen LLP for approximately 12 years. He has a bachelor of science degree from California State University at Hayward, is a certified public accountant and a member of the California State Society of CPAs and the AICPA.

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

      Mr. Young joined our company in March 2003. Prior to joining our company, Mr. Young was Senior Vice President Sales from May 2002 to March 2003 and Vice President Sales from March 1998 to May 2002 of Pioneer — Standard Electronics.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      Sanmina-SCI’s common stock is traded on the Nasdaq National Market under the symbol SANM. The following table lists the high and low intra-day prices for Sanmina-SCI’s common stock as reported on Nasdaq.

Fiscal 2003	High	Low

First quarter	$5.19	$1.52
Second quarter	$5.54	$3.43
Third quarter	$6.79	$3.89
Fourth quarter	$10.96	$6.18

Fiscal 2002	High	Low

First quarter	$25.65	$12.94
Second quarter	$23.80	$9.57
Third quarter	$13.98	$5.75
Fourth quarter	$7.09	$2.45

Stockholders

      As of December 4, 2003, we had approximately 2,731 common stockholders of record. On December 4, 2003, the last reported sales price of Sanmina-SCI’s common stock on the Nasdaq National Market was $11.99 per share.

Dividends

      We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. The indenture governing our 10.375% Notes contains covenants that limit our ability to pay dividends; see also “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6.	Selected Financial Data

      The following selected financial data should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Financial Statements and Supplementary Data.”

FIVE YEAR SELECTED FINANCIAL HIGHLIGHTS

Consolidated Statements Of Operations Data:

	Fiscal Year Ended

	2003(1)	2002(2)(3)	2001	2000	1999

	(In thousands, except per share data)
Net sales	$10,361,434	$8,761,630	$4,054,048	$4,239,102	$2,620,623
Operating income (loss)	(77,876)	(2,764,183)	63,473	361,456	197,034
Income (loss) before provision for income taxes	(198,207)	(2,814,892)	82,792	349,971	169,367
Net income (loss)	(137,157)	(2,696,753)	40,446	210,094	104,716
Basic net income (loss) per share	$(0.27)	$(5.60)	$0.13	$0.69	$0.37

Diluted net income (loss) per share	$(0.27)	$(5.60)	$0.12	$0.65	$0.35

Shares used in computing diluted per share amount	510,102	481,985	330,229	337,350	300,328

(1)	Includes an impairment of long-lived assets loss of $95.6 million.

(2)	Includes goodwill impairment loss of $2.7 billion.

(3)	On December 6, 2001, we merged with SCI in a purchase business combination. The consolidated financial statements include the operating results of SCI from December 3, 2001, the accounting period close nearest to the acquisition date of December 6, 2001.

Consolidated Balance Sheet Data:

	As of Fiscal Year Ended

	2003	2002	2001	2000	1999

	(In thousands)
Cash and cash equivalents	$1,043,850	$1,064,534	$567,649	$998,242	$149,281
Net working capital	2,132,466	2,105,049	2,090,956	1,913,617	764,877
Total assets	7,450,256	7,518,057	3,640,331	3,835,600	2,124,809
Long-term debt	1,925,630	1,975,331	1,218,608	1,200,764	696,386
Stockholders’ equity	3,323,254	3,414,715	1,840,980	1,758,793	886,455

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend.” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Actual events and/or future results of operations may differ materially from those contemplated by such forward-looking statements, as a result of the factors described herein, and in the documents incorporated herein by reference, including, in particular, those factors described under “Factors Affecting Operating Results.” We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

Overview

      We were incorporated in Delaware in May 1989 to acquire our predecessor company, which had been in the printed circuit board and backplane business since 1980. In December 2001, we merged with SCI and formally changed our name to Sanmina-SCI Corporation.

      Our revenue is generated from sales of our services primarily to OEMs in the communications, defense and aerospace, industrial and medical instrumentation, computer technology, multimedia and automotive sectors.

      Before the recent economic downturn in the communications sector of the electronics industry, sales of our services to OEMs in the communications sector accounted for a substantially greater portion of our net sales and earnings than in recent periods. As a result of reduced sales to OEMs in the communications sector, our gross margins have declined because the services that we provided to these OEMs often were more complex, thereby generating higher margins, than those that we provided to OEMs in other sectors of the electronics industry. The portion of our business represented by sales of services to OEMs in the personal computer market increased in fiscal 2002 and 2003 as a result of our merger with SCI, which historically had been more active in this market than Sanmina had been, new supply agreements entered into in connection with manufacturing outsourcing acquisition transactions, and reduced demand for other electronics products of our OEM customers. Margins for PCs historically have been lower than those for the other more complex electronics products that we manufacture. OEMs of PCs are also highly sensitive to manufacturing costs and, therefore, the pricing of services for these OEMs’ products is very competitive.

      On a pro forma basis assuming that the merger with SCI occurred at the beginning of fiscal 2002, net sales in fiscal 2003 increased 3% to $10.4 billion from $10.0 billion in fiscal 2002. The increase in sales was primarily due to purchase business combinations, as well as sales to new customers under new manufacturing programs. The increase in net sales was offset in part by the continuing downturn in economic conditions worldwide that significantly impacted the electronics industry in general and in the communications sector in particular during fiscal 2003. The reduced demand for our services and excess capacity in the EMS industry has placed downward pressure on the pricing of our services.

      A relatively small number of customers historically have been responsible for a significant portion of our net sales. Sales to our ten largest customers accounted for 68.5% of our fiscal 2003 net sales and 65.8% of our fiscal 2002 net sales. For fiscal 2003, our two largest customers, IBM and HP, accounted for approximately 28.8% and 9.6%, respectively, of our net sales.

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

      Fluctuations in our gross margins may be caused by a number of factors, including:

•	Greater competition in the EMS industry requiring us to reduce prices for our services;

•	Changes in the mix of our high and low margin products demanded by our customers;

•	Changes in customer demand and sales volumes, including demand for our vertically integrated key system components and subassemblies;

•	Pricing pressures from OEM divestiture transactions compared to other supply arrangements resulting from the long-term nature of these OEM supply arrangements and the greater cost reduction focus of OEMs;

•	Charges or write offs of excess and obsolete inventory; and

•	Pricing pressure on electronic components resulting from the continuing downturn in the economic conditions in the electronics industry, with EMS companies competing more aggressively on cost to obtain new or maintain existing business.

      We have experienced fluctuations in gross margins in the past and may continue to in the future. Write offs of inventory could relate to:

•	changes in product design that render the current on-hand inventory obsolete;

•	raw materials held for specific customers who are experiencing financial difficulty; and

•	changes in customer demand for inventory, such as cancellation of orders and our purchases of inventory beyond customer needs that result in excess quantities on hand.

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

      In recent periods, we have announced two major restructuring plans as a result of the slowdown in the global electronics industry and the worldwide economy, as well as in connection with a number of our acquisitions. Prior to the end of fiscal 2002, we announced a phase one restructuring plan which contemplated aggregate cash and non-cash restructuring costs totaling more than $700 million, of which $293.4 million was incurred and recorded as restructuring costs in fiscal 2001, 2002 and 2003, $249.8 million of which had been incurred and utilized by SCI prior to our merger with them, and $167.1 million of which had been incurred and recorded as a liability and included in the cost of acquiring SCI prior to the end of fiscal 2003. We do not expect any further activity under this phase one restructuring plan. We also incurred net restructuring costs of $15.4 million in fiscal 2001 pursuant to other smaller scale restructuring initiatives announced prior to phase one. In October 2002, we announced a phase two restructuring plan, which was approved by management in the fourth quarter of fiscal 2002, of up to $250.0 million of both cash and non-cash restructuring charges as a result of the continued slowdown in the EMS industry, of which $131.6 million had been incurred and recorded as restructuring costs in fiscal 2002 and 2003 and $13.0 million of which had been incurred and recorded as a liability and included in the cost of acquiring SCI and other purchase business combinations prior to the end of fiscal 2003. We expect to incur the remainder of the restructuring costs pursuant to this phase two restructuring plan in fiscal 2004, resulting in total charges within the range of $250.0 million plus or minus 10%.

      During fiscal 2003, we recorded an impairment loss of approximately $95.6 million relating to property and equipment and intangible assets in connection with the impairment tests pursuant to Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” There can be no assurance that future impairment tests will not result in further impairment charges.

Recent Acquisitions

      IBM Transaction. In January 2003, we entered into an agreement with IBM under which IBM agreed to outsource the manufacturing of a portion of its low and midrange servers, workstations and ThinkPad notebooks to us and we agreed to acquire IBM’s related manufacturing facilities in Greenock, Scotland and Guadalajara, Mexico. The transaction closed in February 2003 for a cash purchase price of $173.8 million, and was accounted for as a purchase business combination. The purchase price was allocated to the fair value of the net assets acquired, including primarily inventory ($57.2 million), buildings and equipment ($50.2 million) and goodwill ($64.9 million). This goodwill is partially deductible for tax purposes. The purchase price allocation is based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition. The purchase price allocation is subject to revision as management continues to obtain additional information regarding the acquired business, and any corresponding adjustment will be reflected in goodwill. Pro forma results of operations have not been presented for the IBM transaction because the effect of the acquisition was not material.

      Other Acquisitions. During fiscal 2003, we also completed several other acquisitions that were immaterial individually and in the aggregate for an aggregate purchase price of $49.9 million, including a manufacturer of high-end complex medical systems and other high-end industrial products, a wireless communication equipment assembly facility and a developer of enterprise-class servers. Pro forma results of operations have not been presented for the fiscal 2003 acquisitions because the effects of these acquisitions were not material either on an individual or aggregate basis. The purchase price allocations for these acquisitions are based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition. We do not expect significant revisions to the purchase price allocations for the acquired businesses.

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

      We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our consolidated financial statements:

      Accounts Receivable and Other Related Allowances — We estimate product returns, warranty costs, and other adjustments related to current period net sales to establish related allowances. In making these estimates, we analyze past experience, changes in customer demand, and the overall economic climate in industries that we serve. If actual product returns, warranty claims or other adjustments differ significantly from our estimates, the amount of revenue we report would be affected. One of our most significant credit risks is the ultimate realization of our accounts receivable. This risk is mitigated by (i) sales to well-established companies, (ii) ongoing credit evaluation of our customers, and (iii) frequent contact with our customers, especially our most significant customers, thus enabling us to monitor current changes in business operations and to respond accordingly. To establish our allowance for doubtful accounts, we regularly estimate the credit risk associated with accounts receivable and consider concentrations of credit risks. We evaluate credit risk related to specific customers based on the current economic environment and are not able to predict the inability of our customers to meet their financial obligations to us. Our two largest customers each represented 10% or more of our gross accounts receivable as of September 27, 2003. We believe the allowances that we have established are adequate under the circumstances; however, a change in the economic environment or a customer’s financial condition could cause our estimates of allowances, and consequently the provision for doubtful accounts, to change.

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

      Exit Costs — We recognize restructuring charges related to our plans to exit certain activities resulting from the identification of excess manufacturing and administrative facilities that we choose to close or consolidate. In connection with our exit activities, we record restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Where applicable, employee termination costs are recorded pursuant to SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.” The recognition of restructuring charges requires us to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less sales costs, of property, plant and equipment to be disposed of. Management’s estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained, and the utilization of the provisions are for their intended purposes in accordance with developed exit plans.

      Goodwill — Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. We adopted SFAS No. 142 in the first quarter of fiscal 2002 and no longer amortize goodwill. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step impairment analysis is then performed to measure the amount of impairment loss, if any. The process of determining the fair value of our reporting units is subjective and requires management to exercise judgment in making assumptions related to cash flows and discount rates, among other things. During the fourth quarter of fiscal 2003, we performed the annual impairment test pursuant to SFAS No. 142 and no impairment loss was identified. As of September 27, 2003, the carrying value of goodwill was approximately $2.2 billion. We cannot assure you that future goodwill impairment tests will not result in further impairment charges.

      Impairment of Long-Lived Assets — We review long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting Sanmina-SCI’s average cost of capital, or other appropriate method of determining fair value. The process of evaluating the potential impairment is subjective and requires management to exercise judgment in making assumptions related to future cash flows and discount rates. During the fourth quarter of fiscal 2003, we performed an impairment test on certain of our long-lived and intangible assets pursuant to SFAS No. 144 and recorded an impairment loss of $95.6 million. We may experience impairment charges in the future as a result of adverse changes in the electronics industry, customer demand and other market conditions, which may have a material adverse effect on our results of operations.

      Income Taxes — We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax asset is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the more likely than not criteria established by SFAS No. 109, “Accounting for Income Taxes.” Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, or other factors. If our assumptions and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, impacting future income tax expense.

Results of Operations

     Fiscal Years Ended September 27, 2003, September 28, 2002 and September 29, 2001

      The following table sets forth, for the fiscal years indicated, certain statement of operations data expressed as a percentage of net sales.

	Fiscal Year Ended

	September 27,	September 28,	September 29,
	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	95.5	95.7	86.6

Gross margin	4.5	4.3	13.4

Operating expenses:
Selling, general and administrative	3.0	3.2	5.7
Research and development	0.1	0.1	0.2
Amortization of goodwill and intangibles	0.1	0.0	0.7
Goodwill impairment and write down of long-lived and intangible assets	0.9	30.5	1.0
Merger and integration costs	0.1	—	0.3
Restructuring costs	1.0	2.0	3.9

Total operating expenses	5.2	35.8	11.8

Operating income (loss)	(0.7)	(31.5)	1.6
Interest income	0.2	0.3	1.7
Interest expense	(1.3)	(1.1)	(1.4)
Other income (expense)	(0.1)	0.2	0.1

Other income (expense), net	(1.2)	(0.6)	0.4

Income (loss) before provision for income taxes	(1.9)	(32.1)	2.0
Provision (benefit) for income taxes	(0.6)	(1.3)	1.0

Net income (loss)	(1.3)%	(30.8)%	1.0%

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

Net Sales

      Net sales in fiscal 2003 increased 18% to $10.4 billion from $8.8 billion in fiscal 2002. The increase in sales was due primarily to the inclusion of a full year of sales resulting from the merger with SCI, which was completed in December 2001, as well as from sales resulting from other purchase business combinations. Also contributing to increased sales in fiscal 2003 were sales to new customers under new manufacturing programs. Sales in fiscal 2003 were favorably impacted by increased sales to IBM under the recently completed acquisition of certain of IBM’s manufacturing operations and related supply agreement. As a result of sales attributable to this transaction as well as the January 2002 acquisition of IBM’s NetVista desktop personal computer manufacturing operations, sales to IBM increased as a percentage of our consolidated net sales in fiscal 2003 as compared to fiscal 2002. Sales to IBM accounted for 28.8% of net sales in fiscal 2003 and 18.0% of net sales in fiscal 2002. The increase in net sales resulting from purchase business combinations and new customers and programs was partially offset by the continuing downturn in economic conditions worldwide that significantly impacted the electronics industry in general and the communications sector in particular during fiscal 2003. This downturn has had a significant impact on our customers and their end markets. These economic conditions have led to reduced demand for services provided by us and other EMS companies.

      Net sales in fiscal 2002 increased 116% to $8.8 billion from $4.1 billion in fiscal 2001. The increase in net sales in fiscal 2002 was primarily due to the inclusion of ten months of sales as a result of the merger with SCI in December 2001 and other purchase business combinations, offset by declines in net sales due to the downturn in general economic conditions worldwide and in the electronics industry, particularly in the communications sector. Sales in fiscal 2002 were favorably impacted by increased sales to IBM and HP under supply agreements entered into in connection with manufacturing outsourcing acquisition transactions during the year. For fiscal 2002, sales to IBM and HP accounted for 18.0% and 15.8% of net sales, respectively. The majority of our sales to IBM and HP during fiscal during 2002 were pursuant to these supply agreements. On a pro forma combined basis after giving effect to the acquisition of SCI, net sales decreased 21.1% from $12.7 billion in fiscal 2001 to $10.0 billion in fiscal 2002. The decrease in net sales for fiscal 2002, on a pro forma combined basis after giving effect to the acquisition of SCI, was primarily due to a downturn in demand for electronic products in our end-markets, including the communications sector.

      The following summarizes net sales by geographic segment:

	Fiscal Year Ended

	September 27,	September 28,	September 29,
	2003	2002	2001

	(In thousands)
Net sales:
Domestic	$3,150,340	$3,875,001	$3,067,208
International	7,211,094	4,886,629	986,840

Total	$10,361,434	$8,761,630	$4,054,048

      Domestic net sales in fiscal 2003 decreased 19% to $3.2 billion from $3.9 billion in fiscal 2002 and international net sales increased 48% to $7.2 billion from $4.9 billion. As a result of the merger with SCI, management’s desire to increase our global operations, and the general decline in the domestic electronics industry, a greater percentage of our fiscal 2003 and 2002 net sales were generated from international operations with the effect on fiscal 2003 being more pronounced given a full year of post SCI merger results in fiscal 2003. Domestic net sales for fiscal 2002 increased 26.3% to $3.9 billion from $3.1 billion in fiscal 2001, and international net sales increased 395.2% to $4.9 billion in fiscal 2002 from $1.0 billion in the prior year. Domestic net sales increased in fiscal 2002 as a result of the acquisition of SCI in December 2001, offset by declines in net sales due to the downturn in general economic conditions worldwide and in the electronics industry in particular.

     Gross Margin

      Gross margins were 4.5% in fiscal 2003, 4.3% in fiscal 2002 and 13.4% in fiscal 2001. We expect gross margins to continue to fluctuate based on overall production and shipment volumes as well as changes in the mix of products ordered by and shipped to major customers. The increase in gross margin in fiscal 2003 compared with fiscal 2002 was primarily attributable to the positive effects of cost reductions and changes in product and customer mix.

      The decrease in gross margin in fiscal 2002 compared with fiscal 2001 was primarily attributable to lower capacity utilization due to the economic slowdown in the electronics industry worldwide, competitive pricing pressure, and changes in product and customer mix, including the increase in the percentage of our net sales related to the manufacture of PCs. In addition, the portion of our business represented by sales of services to OEMs in the PC market increased in fiscal 2002 as a result of our merger with SCI, since Sanmina sales in the PC market historically had been immaterial. Margins for PCs have been historically lower than those for the other more complex electronics products that we manufacture.

      Fluctuations in our gross margins may be caused by a number of factors, including:

•	Greater competition in the EMS industry requiring us to reduce prices for our services;

•	Changes in the mix of our high and low margin products demanded by our customers;

•	Changes in customer demand and sales volumes, including demand for our vertically integrated key system components and subassemblies;

•	Pricing pressures from OEM divestiture transactions compared to other supply arrangements resulting from the long-term nature of these OEM supply arrangements and the greater cost reduction focus of OEMs;

•	Charges or write offs of excess and obsolete inventory; and

•	Pricing pressure on electronic components resulting from the continuing downturn in the economic conditions in the electronics industry, with EMS companies competing more aggressively on cost to obtain new or maintain existing business.

      We have experienced fluctuations in gross margins in the past and may continue to in the future. Write offs of inventory could relate to:

•	changes in product design that render the current on-hand inventory obsolete;

•	raw materials held for specific customers who are experiencing financial difficulty; and

•	changes in customer demand for inventory, such as cancellation of orders and our purchases of inventory beyond customer needs that result in excess quantities on hand.

      Our practice is to dispose of excess and obsolete inventory as soon as practicable after such inventory has been identified as having no value. Sales of such inventory have not been significant and have not had a material impact on our gross margins to date.

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

     Selling, General and Administrative

      Selling, general and administrative expenses were $306.7 million for fiscal 2003, $279.0 million for fiscal 2002 and $232.3 million for fiscal 2001. As a percentage of net sales, selling, general and administrative expenses were 3.0% for fiscal 2003, 3.2% for fiscal 2002 and 5.7% for fiscal 2001. The continued decrease in selling, general and administrative expenses as a percentage of sales in fiscal 2003, fiscal 2002 and fiscal 2001 was primarily due to our focus on controlling costs and our ability to cost effectively scale our operations to market conditions, as well as having a higher sales base. During fiscal 2003, we recorded selling, general and administrative expenses of $1.7 million relating to the reaudit of our 2001 and 2000 fiscal years, which did not occur in the comparable period of fiscal 2002 and is not expected to recur. The reaudit was necessary in order for us to meet the requirement to provide audited historical consolidating guarantor financial information for these periods in connection with the exchange of our privately placed notes for registered notes pursuant to our exchange offer completed in July 2003. The reaudit was also necessary because our auditors during those years, Arthur Andersen LLP, have ceased operations. In addition, in fiscal 2003 we recorded the recovery of previously written off accounts receivable of approximately $6 million as a reduction of bad debt expense due to the collection of this receivable and further reduced bad debt expense by approximately $5 million during the year due to a significant improvement in the collection of past due balances and a further shift in concentration of our receivables to our top tier customers which represent large multinational companies with significantly less credit risk than smaller companies. Selling, general and administrative expenses as a percentage of net sales are anticipated to remain relatively constant, depending on sales volume and our business acquisition activity. In addition, we expect to continue to achieve operating synergies as a result of the integration of acquired businesses and Sanmina-SCI’s continued focus on controlling operating expenses. In the first quarter of fiscal 2004, the compensation committee of the Board of Directors approved awards of restricted stock to executive officers and employees. The restricted stock awards will vest after four years, except that certain shares of restricted stock may vest earlier if specified performance criteria are met, and are expected to result in compensation of expense in future periods, primarily included in selling, general and administrative expenses.

     Research and Development

      During the fourth quarter of fiscal 2003 we acquired Newisys, Inc., or Newisys, a developer of enterprise-class servers. The Newisys team of hardware and software design engineers engages in research and development activities focused on developing server and storage systems targeted to major OEMs. In addition, the efforts of the design engineering team are concentrated on developing interconnect technology for delivering cluster solutions. Research and development expenses were $15.0 million for fiscal 2003, $8.6 million for fiscal 2002 and $7.4 million for fiscal 2001. As a percentage of net sales, research and development expenses were 0.1% for fiscal years 2003 and 2002 and 0.2% for fiscal year 2001. We expect research and development expenses to increase in fiscal 2004 as compared to fiscal 2003 as a result of the inclusion of a full year’s results of operations of Newisys.

     Amortization of Goodwill and Intangibles

      We recorded amortization expense of $6.6 million in fiscal 2003, $5.8 million in fiscal 2002 and $26.4 million in fiscal 2001. The increase in amortization expense in fiscal 2003 compared to 2002 was due to the addition of intangible assets from an acquisition completed in May 2002. Effective with the adoption of SFAS No. 142 as of the first quarter of fiscal 2002, we no longer amortize goodwill, thereby eliminating approximately $22.0 million in annual goodwill amortization in fiscal 2002 compared to fiscal 2001. Annual amortization expense related to intangible assets subject to amortization recorded as of September 27, 2003 is expected to be relatively consistent with the fiscal 2003 amount for the next several years, subject to any future acquisitions by us.

     Goodwill Impairment and Write Down of Long-lived and Intangible Assets

      During the fourth quarter of fiscal 2003, we performed our annual goodwill impairment test in accordance with SFAS No. 142 and concluded that no impairment of goodwill has occurred. During the fourth quarter of fiscal 2002, we recorded a goodwill impairment loss of $299.0 million for the domestic reporting unit and $2.4 billion for the international reporting unit, or a total of $2.7 billion. The impairment loss resulted from the extended decline in the electronics industry and the communications sector in particular, which reduced the estimated fair values of the reporting units below their respective carrying values. We cannot assure you that future goodwill impairment tests will not result in further impairment charges.

      During fiscal 2003, the carrying value of certain tangible long-lived assets became impaired as a result of restructuring activities. Accordingly, the related write downs are accounted for as restructuring costs in accordance with the accounting policies described below. In addition, we recorded an impairment loss relating to property, plant and equipment of approximately $65.1 million for the domestic reporting unit and $24.1 million for the international reporting unit in connection with impairment tests pursuant to SFAS No. 144. Due to the continued weakness in the electronic industry, particularly in the communications sector, and the capital intensive nature of our printed circuit board and enclosure manufacturing operations, it was determined that a triggering event occurred and an impairment test was performed pursuant to SFAS No. 144. The results indicated that an impairment of long-lived assets occurred and the assets were written down to fair value. Fair value was determined using the cost approach which measures the value of an asset by the cost to reconstruct or replace it with another of like utility and also incorporates market data. The impairment loss was primarily related to equipment and buildings.

      During the fourth quarter of fiscal 2003 and 2001, evaluations under SFAS No. 144 and SFAS No. 121, respectively, indicated that the fair value of certain intangible assets and unamortized goodwill originally acquired as part of the June 2000 Hadco merger was less than their carrying value. Accordingly, we recorded an adjustment to write down $6.4 million in fiscal 2003 and $40.3 million in fiscal 2001 of intangible assets. The fair value of the intangible assets at the time of the original acquisition by us was based on expected future cash flows to be generated from the assets based on the facts and circumstances that existed at the date the acquisition was completed. The existing customer relationships, in-place workforce, tradename and trademarks and unamortized goodwill, valued at the time of the original acquisition, became impaired in the quarter ended September 29, 2001 due to closure or consolidation of the related manufacturing facilities. The Hadco customer relationship intangible asset was further impaired in the quarter ended September 27, 2003 due to extended decline in economic conditions in the electronics industry and the resulting loss of business from a specific group of customers. As a result, based on future expected discounted cash flows from the customer base, experienced and expected workforce attrition, and from future utilization of a tradename and trademarks, we wrote down the carrying value of these Hadco intangible assets in the fourth quarter of fiscal 2003 and 2001 as follows:

	Fourth Quarter	Fourth Quarter
	Fiscal 2003	Fiscal 2001

	(In millions)
Intangible Assets
Customer relationships	$6.4	$10.6
In-place workforce	—	3.7
Tradename and trademarks	—	3.6
Goodwill	—	22.4

     Merger and Integration Costs

      Integration costs of $10.7 million in fiscal 2003 and $3.7 million in fiscal 2002 represent information technology, or IT, systems integration costs related to the SCI merger. Merger costs of $12.5 million were recorded in 2001 and consisted of merger related fees for investment banking, accounting, legal and related fees and expenses for the Segerström acquisition, which was accounted for using the pooling of interests method.

     Restructuring Costs

      In recent periods, we have initiated restructuring plans as a result of the slowdown in the global electronics industry and the worldwide economy. These plans were designed to reduce excess capacity and affected facilities across all services offered in our vertically integrated manufacturing organization. The majority of the restructuring charges recorded as a result of these plans related to facilities located in North America and Europe, and in general, manufacturing activities at these plants were transferred to other facilities.

     SFAS No. 146

      Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations when a liability is incurred. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 for fiscal 2003:

		Lease and
	Employee	Contract	Other	Impairment
	Termination	Termination	Restructuring	of Fixed
	Benefits	Costs	Costs	Assets	Total

	(In thousands)

	Cash	Cash	Cash	Non-cash
Balance at September 28, 2002	$—	$—	$—	$—	$—
Charges to operations	5,959	10,323	597	8,085	24,964
Charges utilized	(2,089)	(8,861)	(597)	(8,085)	(19,632)

Balance at September 27, 2003	$3,870	$1,462	$—	$—	$5,332

      In fiscal 2003, we approved actions pursuant to SFAS No. 146 to close and consolidate certain of our manufacturing facilities in North America and Europe as a result of the ongoing slowdown in the electronics industry. We recorded charges to operations of $6.0 million for termination benefits related to the involuntary termination of 1,101 employees, and we utilized charges of approximately $2.1 million as a result of terminating 881 employees. We also recorded charges to operations of $10.3 million for the termination of non-cancelable leases, lease payments for permanently vacated properties and other contract termination costs, and we utilized $8.9 million related to these charges. We incurred charges to operations of $8.1 million in fiscal 2003 for the impairment of excess equipment at the vacated facilities, all of which were utilized as of September 27, 2003. We expect the closing of the plants discussed above as well as other activities related to these exit plans to be completed in fiscal 2004.

     EITF 94-3

      Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 and SFAS No. 112 for fiscal 2001, 2002 and 2003:

	Employee
	Severance		Facilities	Write-off
	and	Restructuring	Shutdown and	Impaired or
	Related	and Other	Consolidation	Redundant
	Expenses	Expenses	Costs	Fixed Assets	Total

	(In thousands)

	Cash	Cash	Cash	Non-cash
Balance at September 30, 2000	$14,742	$832	$—	$—	$15,574
Charges to operations	12,628	4,064	42,487	99,953	159,132
Charges utilized	(19,639)	(4,057)	(5,942)	(99,953)	(129,591)

Balance at September 29, 2001	7,731	839	36,545	—	45,115
Charges to operations	31,100	10,101	31,009	99,585	171,795
Charges utilized	(28,487)	(10,161)	(31,667)	(99,585)	(169,900)

Balance at September 28, 2002	10,344	779	35,887	—	47,010
Charges to operations	18,138	—	31,977	38,400	88,515
Charges utilized	(12,476)	(779)	(51,906)	(38,400)	(103,561)
Reversal of accrual	(6,267)	—	(1,468)	—	(7,735)

Balance at September 27, 2003	$9,739	$—	$14,490	$—	$24,229

     Fiscal 2002 Plans

      September 2002 Restructuring. In September 2002, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities in North America, Europe and Asia as a result of the ongoing slowdown in the industry. In fiscal 2002, we recorded charges to operations of $3.1 million for planned employee severance expenses related to the involuntary termination of 540 employees, and we utilized charges of approximately $1.7 million as a result of terminating 144 employees. In fiscal 2002, we also recorded charges to operations of $4.2 million for the shutdown of facilities related to non-cancelable lease payments for permanently vacated properties and other associated costs, and we utilized charges of $110,000 related to the shutdown of these facilities. We also incurred charges to operations of $38.3 million in fiscal 2002 related to asset write-offs for excess equipment and leasehold improvements at facilities that were permanently vacated. In fiscal 2003, we recorded charges to operations of $7.0 million for employee severance expenses related to the expected termination of 265 employees, and $18.1 million for non-cancelable lease payments and related costs for the shutdown of facilities. In fiscal 2003, we also incurred charges to operations of $36.0 million related to the impairment of buildings and excess equipment and leasehold improvements at permanently vacated facilities. We utilized $4.1 million of accrued severance charges and $17.6 million of accrued facilities related charges in fiscal 2003. As of September 27, 2003, 790 employees have been terminated under this exit plan. We expect the closing of the plants discussed above as well as all other activities related to this exit plan to be completed in fiscal 2004.

      October 2001 Restructuring. In October 2001, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities throughout North America and Europe as a result of the continued slowdown in the industry and economy worldwide. In fiscal 2002, we recorded net charges to operations of $23.6 million for the expected involuntary termination of 2,762 employees associated with these plant closures, and utilized charges of approximately $17.7 million. We also incurred net charges to operations of $32.3 million in fiscal 2002 for the shutdown of facilities associated with non-cancelable lease payments for permanently vacated properties, and we utilized approximately $25.7 million of these charges in fiscal 2002. We also incurred charges to operations of $54.0 million in fiscal 2002 related to the write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated, all of which were utilized in fiscal 2002. In fiscal 2003, we recorded charges to operations of $11.1 million for employee severance costs related to the expected involuntary termination of 2,690 employees, and $13.8 million for non-cancelable lease payments and other costs related to the shutdown of facilities. We utilized accrued severance charges of $6.8 million and accrued facilities shutdown related charges of $18.5 million in fiscal 2003. During fiscal 2003 we reversed accrued severance charges of $6.3 million and accrued lease cancellation charges of $700,000 due to lower than estimated settlement costs at three European sites. We also incurred charges of $2.4 million in fiscal 2003 related to write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. As of September 27, 2003, 5,046 employees have been terminated under this exit plan. The closing of the plants discussed above as well as employee terminations and other related activities was substantially completed in fiscal 2003, although final payments of certain accrued costs may not occur until later periods.

     Fiscal 2001 Plans

      Segerström Restructuring. In March 2001, we acquired Segerström in a pooling of interests business combination and announced our restructuring plan. During fiscal 2001 and 2002, we recorded net charges to operations of $5.7 million for the involuntary termination of 470 employee positions, and utilized $4.8 million of these charges. During those periods we also recorded charges to operations of $5.2 million related to the consolidation of facilities, of which $1.3 million was utilized. In fiscal 2003, we utilized accrued charges of $600,000 with respect to employee severance and $1.8 million with respect to the shutdown and consolidation of facilities.

      July 2001 Restructuring. In July 2001, we approved a plan to close and merge manufacturing facilities throughout North America and Europe as a result of the ongoing slowdown in the EMS industry. During fiscal 2001 and 2002, we recorded charges to operations of $24.0 million for severance costs for involuntary employee terminations, of which $21.8 million was utilized for the termination of 3,779 employees. During those periods we recorded net charges to operations of $45.2 million for lease payments for permanently vacated properties and other costs related to the shutdown of facilities, of which $23.1 million was utilized. Also during fiscal 2001 and 2002 we recorded and utilized $7.3 million of asset related write-offs of equipment and leasehold improvements to permanently vacated properties. In fiscal 2003, we utilized $947,000 of accrued severance costs related to the termination of 12 employees, $14.0 million of accrued costs related to the shutdown of facilities and $779,000 of other accrued restructuring costs. During fiscal 2003, we reversed accrued facility costs of $768,000 due to the early termination of the related lease. Manufacturing activities at the plants affected by this plan ceased in the fourth quarter of fiscal 2002; however, the leases of the related facilities expire between 2003 and 2010, therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

     EITF 95-3

      Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with EITF 95-3. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired entity. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 for fiscal 2002 and 2003:

		Facilities
	Employee	Shutdown	Write-off
	Severance and	and	Impaired or
	Related	Consolidation	Redundant
	Expenses	Costs	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Non-cash
Balance at September 29, 2001	$—	$—	$—	$—
Additions to restructuring accrual	104,161	36,078	23,724	163,963
Accrual utilized	(64,207)	(12,519)	(19,643)	(96,369)

Balance at September 28, 2002	39,954	23,559	4,081	67,594
Additions to restructuring accrual	30,540	7,224	3,251	41,015
Accrual utilized	(36,516)	(16,164)	(7,332)	(60,012)
Reversal of accrual	(23,968)	(1,007)	—	(24,975)

Balance at September 27, 2003	$10,010	$13,612	$—	$23,622

      The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

      Other Acquisition-Related Restructuring Actions. In the second quarter of fiscal 2003, as part of an insignificant business acquisition completed in December 2002, we closed an acquired manufacturing facility in Texas as of the acquisition date and transferred the business to an existing Sanmina-SCI plant. We recorded and utilized total charges to the restructuring liability of $2.4 million relating to the closure of this plant. The charges consisted of $311,000 for salary related costs for employees participating in the closure of the plant and $2.1 million for excess equipment all of which were utilized during the year. Also in fiscal 2003, we recorded charges to the restructuring liability of $7.5 million related to a manufacturing facility in Germany acquired in third quarter of fiscal 2002. The charges consisted of severance costs for involuntary employee terminations of 210 employees. We utilized $897,000 of the accrued severance costs in fiscal 2003 to terminate 145 employees.

      SCI Acquisition Restructuring. In December 2001, we merged with SCI in a purchase business combination. As part of the acquisition of SCI, we recorded an assumed liability, based on SCI management’s plan prior to the acquisition in accordance with EITF 94-3, for expected involuntary employee termination costs of approximately $7.4 million for 158 employee positions. As of September 28, 2002, we had utilized approximately $5.5 million of these charges in connection with the termination of 100 employees during the period. In fiscal 2002, we also incurred charges of $2.3 million related to plant consolidations and closures, of which $354,000 was paid during fiscal 2002. In fiscal 2003, we utilized the remaining $1.9 million of accrued severance and $1.9 million of accrued shutdown costs related to plant consolidations and closures. We do not expect any further activity under this exit plan.

      As part of the merger with SCI, we also recorded charges to the restructuring liability of $96.8 million during fiscal 2002 consisting of planned involuntary employee termination costs for 7,143 employees. We utilized $58.7 million in charges with respect to the termination of 6,446 employees during fiscal 2002. During fiscal 2002 we also incurred net charges to the restructuring liability of $33.8 million for restructuring costs related to lease payments for permanently vacated properties and other costs, and utilized approximately $12.1 million of these charges. We incurred charges to restructuring liability of $23.7 million of asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated, of which $19.6 million were utilized in fiscal 2002. In fiscal 2003, we recorded restructuring charges of $22.8 million for severance costs related to the involuntary termination of 820 employees, and utilized $33.4 million for 2,042 employee terminations. During fiscal 2003, we reversed a total of $24.0 million of accrued severance costs, approximately $18.4 million of which was due to lower than anticipated settlement costs at a major European manufacturing site, and approximately $5.6 million of which related to two plants that were not closed as initially planned due to a change in business requirements. As of September 27, 2003, 8,488 employees had been terminated under this exit plan. In fiscal 2003, we also recorded restructuring charges of $7.2 million for lease payments for permanently vacated properties and other costs, and we utilized approximately $14.2 million of facilities-related accruals. We also reversed $1.0 million of accrued facilities shutdown costs due to lower than estimated costs at various sites. In fiscal 2003, we also recorded $1.2 million for the impairment of excess equipment at closed plants. The closing and consolidation of the plants discussed above as well as involuntary employee terminations were substantially completed in fiscal 2003, although final payments of certain accrued costs may not occur until later periods.

      Ongoing Restructuring Activities. We continue to rationalize manufacturing facilities and headcount to better scale capacity to current market and operating conditions and in accordance with our manufacturing strategy. In connection therewith, we will incur additional restructuring charges in fiscal year 2004 pursuant to our phase two restructuring plan which was approved by management in the fourth quarter of fiscal 2002. We expect to incur up to approximately $250.0 million, plus or minus 10%, of restructuring costs pursuant to this plan, of which approximately $50.0 million was incurred in the fourth quarter of fiscal 2002 and approximately $95.9 million was incurred in fiscal 2003, as more fully described in the preceding paragraphs. The costs will consist of both cash and non-cash charges. As a result of our phase two restructuring plan, we expect to achieve reductions in cash and non-cash costs, including depreciation, payroll and related benefits, and rent expense. We expect our annual savings from this phase two restructuring plan to aggregate approximately $100 to $200 million, affecting cost of sales and selling, general and administrative expense. We began to benefit from such savings in the fourth quarter of fiscal 2002 and expect to fully realize the estimated annual savings by the end of fiscal 2004. We plan to fund cash restructuring costs with cash flows generated by operating activities.

     Interest Income

      Interest income decreased to $17.7 million in fiscal 2003 from $25.3 million in fiscal 2002 reflecting lower interest yields on our cash and short-term investments. Interest income declined in fiscal 2002 compared to $72.3 million in fiscal 2001 due to decline in short-term investments and average interest rates realized in fiscal 2002.

     Interest Expense

      Interest expense increased to $130.3 million in fiscal 2003, from $97.8 million in fiscal 2002, due to higher debt balances as a result of the Refinancing in fiscal 2003 (see discussion of Refinancing under “Liquidity and Capital Resources” below). Interest expense increased to $97.8 million in fiscal 2002 compared to $55.2 million in fiscal 2001 primarily due to additional borrowings in fiscal 2002 assumed from SCI and incurred to repay debt required to be repaid upon a change in control.

     Other Income (Expense)

      Other income (expense) was $(7.8) million in fiscal 2003, $21.8 million in fiscal 2002 and $2.2 million in fiscal 2001. The components of other income (expense) were primarily gains from repurchases of convertible debt and losses from early repayment of debts and equity investments.

      In fiscal 2002, we recorded a gain on the early repayment of debt of $54.5 million, offset by a charge for the write down of certain cost basis investments of $23.3 million. In the fourth quarter of fiscal 2002, as a result of a periodic review of the value of our investments in private companies, management determined that the carrying amount of certain investments was not recoverable and, accordingly, wrote off the investments.

     Provision (Benefit) for Income Taxes

      Our effective tax rate was (30.8)% during fiscal 2003, (4.2)% during fiscal 2002 and 51.2% during fiscal 2001. The effective tax rate for fiscal 2002 was lower than 2003 and 2001 primarily due to the impact of the goodwill impairment charge in fiscal 2002, a significant portion of which is nondeductible for tax purposes.

Excluding the effects of impairment and restructuring charges, the effective tax rate for fiscal 2003 and fiscal 2002 was approximately 33%, consistent with statutory rates.

Liquidity and Capital Resources

      Cash, cash equivalents and short-term investments were $1.1 billion at September 27, 2003 and $1.2 billion at September 28, 2002. During fiscal 2003, cash flow from operating activities and proceeds from notes and credit facilities were used mainly for payments on long-term debt, repurchases of convertible debt and for business acquisitions.

      We generated cash from operating activities of $551.5 million during fiscal 2003, $823.3 million during fiscal 2002, and $401.5 million during fiscal 2001. Cash provided by operating activities in fiscal 2003 was primarily generated by decreases in inventory and increases in accounts payable and other accrued liabilities and income tax accounts, offset by increases in accounts receivable. Cash provided by operating activities in fiscal 2002 was primarily generated by decreases in inventory and accounts receivable, offset by decreases in current liabilities and an amendment to our asset securitization program resulting in a change in the accounting treatment of the receivables comprising the borrowing base from sale accounting to a secured borrowing. Working capital was $2.1 billion at September 27, 2003 and September 28, 2002. Cash generated from operating activities in 2001 was primarily the result of decreases in accounts receivable and inventory, offset by decreases in accounts payable and other accrued liabilities and income tax accounts.

      Cash provided by (used for) investing activities was $(207.2) million during fiscal 2003, $305.3 million during fiscal 2002, and $(845.4) million during fiscal 2001. During fiscal 2003, we paid $223.7 million for businesses acquired, $70.7 million for purchases of property, plant and equipment and $91.0 million for purchases of short-term investments. These payments were offset by $151.7 million from maturities of short-term investments and $27.1 million in net proceeds from the sale of property and equipment. During fiscal 2002, we received $1.2 billion from maturities of short-term investments and $4.0 million from the sale of property and equipment. These cash inflows were offset by payments of $488.7 million for purchases of short-term investments, $319.9 million for acquired businesses and $93.0 million for purchases of property, plant and equipment. During fiscal 2001, we paid approximately $2.3 billion for short-term and long-term investments and capital equipment. Additionally, we paid $71.7 million in cash for acquired businesses. These payments were offset by $1.5 billion of proceeds received from maturities of short-term investments and $4.0 million of proceeds received from the sale of fixed assets.

      Net cash provided by (used for) financing activities was $(370.5) million during fiscal 2003, $(633.8) million during fiscal 2002 and $22.3 million during fiscal 2001. During fiscal 2003, we repaid long-term debt of $324.5 million and repurchased convertible notes of $442.0 million. These payments were offset by proceeds from notes and credit facilities of $988.5 million. During fiscal 2002, we made payments on long-term debt totaling $2.1 billion and used cash of $125.5 million for repurchases of convertible notes, as well as repurchases of our common stock of $116.3 million. These payments were offset by proceeds from notes and credit facilities of $1.6 billion. Net cash provided by financing activities during fiscal 2001 was $22.3 million and consisted primarily of $57.2 million of proceeds from sales of common stock under our employee stock purchase plan and upon exercise of stock options and $8.5 million of proceeds from other debt financing. These were offset by repayments of long-term debt and liabilities of $18.5 million and repurchases of our common stock of $24.9 million.

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

      During the fourth quarter of fiscal 2003, we repaid the $275.0 million Credit Facility and recorded an $18.3 million loss from early extinguishment of this debt, including the write-off of $10.1 million of unamortized financing fees and a redemption premium of $8.2 million. The loss is reflected in other expense in the accompanying consolidated statement of operations.

      The 10.375% Notes are fully and unconditionally guaranteed by substantially all of Sanmina-SCI’s United States subsidiaries and are secured by a second priority security interest in substantially all of the personal property assets of Sanmina-SCI and its United States subsidiaries located in the United States, a pledge of the capital stock of substantially all of Sanmina-SCI’s United States subsidiaries, a pledge of 65% of the capital stock of certain of Sanmina-SCI’s first-tier foreign subsidiaries, and mortgages on certain domestic real estate. Sanmina-SCI may redeem the 10.375% Notes, in whole or in part, at anytime beginning on January 15, 2007 at a redemption price initially of 105.188%, declining to 102.594% on January 15, 2008 and 100.000% on January 15, 2009. Sanmina-SCI may also redeem the 10.375% Notes, in whole or in part, at any time prior to January 15, 2007 at a redemption price equal to the principal amount plus accrued interest to the redemption date plus a make-whole premium specified in the indenture. In the event of a change of control of Sanmina-SCI, Sanmina-SCI will be required to offer to repurchase the 10.375% Notes at a repurchase price of 101% of the principal amount plus accrued interest to the repurchase date. The indenture includes covenants that, among other things, limit in certain respects Sanmina-SCI and its restricted subsidiaries from incurring debt, making investments and other restricted payments, paying dividends on capital stock, redeeming capital stock or subordinated obligations and creating liens. In the event that Sanmina-SCI obtains the investment grade rating specified in the indenture and certain other conditions are met, the collateral securing the 10.375% Notes will be permanently released, and Sanmina-SCI will no longer be required to comply with certain of the indenture covenants specified above for as long as Sanmina-SCI retains the investment grade rating specified in the indenture. Under the indenture for the 10.375% Notes, Sanmina-SCI retains the right to replace the recently terminated Credit Facility with a future credit facility on a first priority security interest basis.

      We entered into interest rate swaps to hedge our mix of short-term and long-term interest rate exposures resulting from certain of our outstanding debt obligations. During the first quarter of fiscal 2003, we entered into an interest rate swap transaction related to the 10.375% Notes pursuant to which we paid a variable rate and received a fixed rate. The interest rate swap had a total notional amount of $525.0 million. Under the swap agreement, we paid an interest rate equal to the six-month LIBOR rate plus 6.125%, determined semi-annually in arrears. In exchange, we received a fixed interest rate of 10.375%. During the fourth quarter of fiscal 2003, we terminated the swap agreement. In consideration for the termination, we paid a termination payment, which is recorded as deferred financing cost and amortized over the remaining life of the 10.375% Notes. Concurrent with the termination of the swap agreement, we entered into a new swap agreement with identical terms except for the floating rate spread. Under this swap agreement, we pay an interest rate equal to the six-month LIBOR rate plus 5.6375%, determined semi-annually in arrears. In addition, we entered into an interest rate swap transaction related to $225.0 million principal amount of the 10.375% Notes. Under this swap agreement, we pay an interest rate equal to the six-month LIBOR rate plus 5.62%, determined semi-annually in arrears. Taken together, the swap agreements effectively replace the fixed interest rate that we pay on our 10.375% Notes with variable interest rates. Both parties to the agreements have the right to terminate the agreements on or after January 15, 2007. The swaps were designated as fair value hedges under SFAS No. 133. Management believes that the interest rate swaps meet the criteria established by SFAS No. 133 for short cut accounting; therefore, no portion of the swaps are treated as ineffective.

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

      During fiscal 2003, we repurchased, through unsolicited privately negotiated transactions, $50.0 million aggregate principal amount of our 3% Convertible Subordinated Notes due 2007 of SCI Systems, Inc., one of our wholly-owned subsidiaries, $27.5 million aggregate principal amount of our 4 1/4% Convertible Subordinated Notes due 2004, and $210.6 million aggregate principal amount at maturity (having an accreted value of $104.4 million) of our Zero Coupon Convertible Subordinated Debentures due 2020. During fiscal 2003, we also redeemed all of our remaining 4 1/4% Convertible Subordinated Notes due 2004 with aggregate principal amount of $263.6 million. We recorded a net gain of $25.4 million from these transactions, which is reflected as other income in the accompanying statement of operations.

      The aggregate principal amount of outstanding long-term debt maturing during each of our next five fiscal years and thereafter, including capital lease obligations, assuming no redemption requests by noteholders, is as follows as of September 27, 2003:

Fiscal Year Ending
(In thousands)
2004	$3,489
2005	11,040
2006	8,495
2007	519,959
2008	763
Thereafter	1,385,373

Total	$1,929,119

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

      We lease facilities under operating leases expiring at various dates through 2021. We are responsible for utilities, maintenance, insurance and property taxes under the leases. Future minimum lease payments required to be made during each of our next five fiscal years and thereafter under operating leases are as follows:

Fiscal Year Ending
(In thousands)
2004	$36,864
2005	25,387
2006	18,215
2007	14,135
2008	10,267
Thereafter	16,353

Total	$121,221

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

      We believe that our existing cash resources, together with cash generated from operations, will be sufficient to meet our working capital requirements through at least the next 12 months. Should demand for our products decrease over the next 12 months the available cash provided by operations could be negatively impacted. We may seek to raise additional capital through the issuance of either debt or equity securities. In addition to existing collateral and covenant requirements, future debt financing may require us to pledge assets as collateral and comply with financial ratios and covenants. Equity financing may result in dilution to stockholders.

Effect of Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Adoption of Interpretation 46 did not have a material impact on our financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, many of which were previously classified as equity, as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our financial condition or results of operations.

Quarterly Results (Unaudited)

      The following table contains selected unaudited quarterly financial data for the eight fiscal quarters in the period ended September 27, 2003. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not be considered indicative of the results to be expected from any future period.

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter(1)

	(In thousands, except percentages and per share amounts)
Net sales	$2,536,961	$2,443,553	$2,648,907	$2,732,013
Gross profit	108,957	104,723	119,636	129,154
Gross margin	4.29%	4.29%	4.52%	4.73%
Operating income (loss)	(12,433)	(18,042)	17,997	(65,398)
Operating margin (loss)	(0.49)%	(0.74)%	0.68%	(2.39)%
Net loss	$(7,509)	$(31,821)	$(12,174)	$(85,653)

Basic net loss per share	$(0.01)	$(0.06)	$(0.02)	$(0.17)

Diluted net loss per share	$(0.01)	$(0.06)	$(0.02)	$(0.17)

	First	Second	Third	Fourth
2002(2)	Quarter	Quarter	Quarter	Quarter(3)

	(In thousands, except percentages and per share amounts)
Net sales	$1,130,461	$2,411,241	$2,617,626	$2,602,302
Gross profit	53,107	102,182	109,326	110,086
Gross margin	4.70%	4.24%	4.18%	4.23%
Operating income (loss)	(63,050)	(29,573)	17,856	(2,689,416)
Operating margin (loss)	(5.58)%	(1.23)%	0.68%	(103.35)%
Net loss	$(45,223)	$(39,314)	$(4,994)	$(2,607,222)

Basic net loss per share	$(0.12)	$(0.08)	$(0.01)	$(5.10)

Diluted net loss per share	$(0.12)	$(0.08)	$(0.01)	$(5.10)

(1)	Includes an impairment of long-lived assets loss of $95.6 million.

(2)	On December 6, 2001, we merged with SCI in a purchase business combination. The consolidated financial statements include the operating results of SCI from December 3, 2001, the accounting period close nearest to the acquisition date of December 6, 2001.

(3)	Includes goodwill impairment loss of $2.7 billion.

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

We may not be able to finance future needs or adapt our business plan to change because of restrictions placed on us by the indenture governing our 10.375% Notes.

      The indenture governing our 10.375% Notes contains, and those agreements governing our future debt may contain, various covenants that limit our ability to, among other things:

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

      Our ability to comply with covenants contained in our current and future agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Additional debt we incur in the future may subject us to further covenants.

      Our failure to comply with these covenants could result in a default under the indenture for our 10.375% Notes. In addition, if any such default is not cured or waived, the default could result in an acceleration of debt under our other debt instruments that contain cross acceleration or cross-default provisions, which could require us to repay or repurchase debt, together with accrued interest, prior to the date it otherwise is due and that could adversely affect our financial condition. Upon a default or cross-default, holders of our secured obligations could proceed against the collateral securing the obligations. Even if we are able to comply with all the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us.

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

      Sales to our 10 largest customers accounted for 68.5% of our net sales in fiscal 2003 and our two largest customers, IBM and HP, each accounted for 10% or more of our net sales. For fiscal 2002, our two largest customers, IBM and HP, each accounted for more than 10% of our net sales for the year. We depend upon the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycles, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer, would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would adversely affect our operating results.

If our business does not improve or declines, we may further restructure our operations, which may adversely affect our financial condition and operating results.

      In recent periods, we have announced two major restructuring plans as a result of the slowdown in the global electronics industry and the worldwide economy, as well as in connection with a number of our acquisitions. Prior to the end of fiscal 2002, we announced a phase one restructuring plan which contemplated aggregate cash and non-cash restructuring costs totaling more than $700.0 million. We do not expect any further activity under this phase one restructuring plan. In October 2002, we announced a phase two restructuring plan, which was approved by management in the fourth quarter of fiscal 2002, of up to $250.0 million of both cash and non-cash restructuring charges as a result of the continued slowdown in the EMS industry, of which $131.6 million had been incurred and recorded as restructuring costs in fiscal 2002 and 2003. We expect to incur the remainder of the restructuring costs pursuant to this phase two restructuring plan in fiscal 2004, resulting in total charges within the range of $250.0 million plus or minus 10%. We cannot be certain as to the actual amount of these restructuring charges or the timing of their recognition for financial reporting purposes. We may need to take additional restructuring charges in the future if our business does not improve or declines or if the expected benefits of recently completed and currently planned restructuring activities do not materialize. These benefits may not materialize if we incur unanticipated costs in closing facilities or transitioning operations from closed facilities to other facilities or if customers cancel orders as a result of facility closures. If we are unsuccessful in implementing our restructuring plans, we may experience disruptions in our operations and higher ongoing costs, which may adversely affect our operating results.

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

      The EMS industry is highly competitive. We compete on a worldwide basis to provide electronics manufacturing services to OEMs in the communications, high-end computing, personal computing, aerospace and defense, medical, industrial controls and multimedia sectors. Our competitors include major global EMS providers such as Celestica, Inc., Flextronics International Ltd., Jabil Circuit, Inc., and Solectron Corporation, as well as other EMS companies that often have a regional or product, service or industry specific focus. Some of these companies have greater manufacturing and financial resources than we do. We also face competition from current and potential OEM customers, who may elect to manufacture their own products internally rather than outsource the manufacturing to EMS providers.

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

      Our success depends upon the continued service of our executive officers and other key personnel. Generally, these employees are not bound by employment or non-competition agreements. We cannot assure you that we will retain our officers and key employees, particularly our highly skilled design, process and test engineers involved in the manufacture of existing products and development of new products and processes. The competition for these employees is intense. In addition, if Jure Sola, chairman and chief executive officer, Randy Furr, president and chief operating officer, or one or more of our other executive officers or key employees, were to join a competitor or otherwise compete directly or indirectly with us or otherwise be unavailable to us, our business, operating results and financial condition could be adversely affected.

We are subject to risks arising from our international operations.

      We conduct our international operations in Asia, Latin America, Canada and Europe and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated approximately 69.6% of our net sales from non-U.S. operations during fiscal 2003, and a significant portion of our manufacturing material was provided by international suppliers during this period. In fiscal

2002, we generated 55.8% of our net sales from non-U.S. operations. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

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

      We rely on a combination of copyright, patent, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As ODM services assume a greater degree of importance to our business, the extent to which we rely on intellectual property rights will increase. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology. Our inability to protect our intellectual property rights could diminish or eliminate the competitive advantages that we derive from our proprietary technology.

      We may become involved in litigation in the future to protect our intellectual property or because others may allege that we infringe on their intellectual property. The likelihood of any such claims may increase as we increase the ODM aspects of our business. These claims and any resulting lawsuit could subject us to significant liability for damages and invalidate our proprietary rights. In addition, these lawsuits, regardless of their merits, likely would be time consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation alleging our infringement of a third-party’s intellectual property also could force us or our customers to:

•	stop producing products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property a license to sell the relevant technology at an additional cost, which license may not be available on reasonable terms, or at all; and

•	redesign those products or services that use the infringed technology.

      The costs to us resulting from having to take any of these actions could be substantial.

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

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. Currently, we do not use derivative financial instruments in our investment portfolio. We invest in securities of high credit quality issuers and, by policy, limit the amount of principal exposure to any one issuer. We seek to ensure the safety and preservation of our invested principal funds by limiting default and market risk. We seek to mitigate default risk by investing in securities of high-credit quality issuers and by positioning our investment portfolio to respond to a significant reduction in a credit rating of any investment issuer, guarantor or depository. We seek to mitigate market risk by limiting the principal and investment term of funds held with any one issuer and by investing funds in marketable securities with active secondary or resale markets.

      The table below presents carrying amounts and related average interest rates by year of maturity for our investment portfolio as of September 27, 2003:

	2004	2005	2006	Total

	(In thousands, except percentages)
Cash equivalents and short-term investments	$325,832	$—	$3,997	$329,829
Average interest rate	0.72%	—%	1.28%	0.73%

      We have issued the 10.375% Notes with a principal balance of $750.0 million due in 2010. We entered into interest rate swap transactions to effectively convert the fixed interest rate to variable rates. The swap agreements, which expire in 2010, are accounted for as a fair value hedge under SFAS No. 133. The aggregate notional amount of the swap transactions is $750.0 million. Under the terms of the swap agreements, we pay an interest rate equal to the six-month LIBOR rate plus 5.6375% for $525.0 million of principal and six-month LIBOR rate plus 5.62% on $225.0 million of principal. In exchange, we receive a fixed rate of 10.375%. At September 27, 2003, $20.1 million has been recorded in other noncurrent assets to record the fair value of the interest rate swap transactions, with a corresponding increase to the carrying value of the 10.375% Notes on the Consolidated Balance Sheet.

      As of September 27, 2003 we also have $17.6 million revolving credit agreements at interest rates that fluctuate. The average interest rate for fiscal year 2003 was 4.25%.

Foreign Currency Exchange Risk

      We transact business in foreign countries. Our primary foreign currency cash flow comes from certain European countries, Brazil, Canada and Asia. We enter into foreign exchange contracts to hedge certain of our assets and liabilities denominated in foreign currencies. These contracts generally have maturities of three months or less. At September 27, 2003, we had forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $460.0 million. Market value gains and losses on forward foreign exchange contracts are recognized in the consolidated statement of operations as offsets to the foreign exchange gains and losses on the hedged transactions. The impact of these foreign exchange contracts was not material to the results of operations for fiscal year 2003.

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

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Our management evaluated, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information we required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rule and forms.

Changes in Internal Control Over Financial Reporting

      There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

      Information called for by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Company’s definitive Proxy Statement to be filed in connection with its 2004 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding the Company’s executive officers called for by Item 401(b) of Regulation S-K has been included in PART I of this report.

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

            3.     Exhibits

Refer to (c) below.

      (b)     Reports on Form 8-K

On July 21, 2003, Sanmina-SCI filed a current report on Form 8-K to furnish, pursuant to Item 9, “Regulation FD Disclosure” and Item 12, “Disclosure of Results of Operations and Financial Condition,” the press release issued by Sanmina-SCI on July 21, 2003, announcing financial results for its third fiscal quarter.

      (c)     Exhibits

Exhibit
Number		Description

3	.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3	.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3	.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001
3	.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.2		Amended and Restated Bylaws of the Registrant, dated December 1, 2003.

Exhibit
Number		Description

4	.2(6)	Preferred Stock Rights Agreement, dated as of May 17, 2001 between the Registrant and Wells Fargo National Bank, Minnesota, N.A., including the form of Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C.
4	.3(7)	Indenture dated July 22, 1999, between the Registrant and Wells Fargo Bank, N.A. as Trustee
4	.4(8)	Indenture dated September 12, 2000, between the Registrant and Wells Fargo Bank, N.A. as Trustee.
4	.5(9)	Subordinated Indenture dated March 15, 2000, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee (“Subordinated Indenture”).
4	.5.1(10)	Supplemental Indenture No. 1 to the Subordinated Indenture, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee.
4	.5.2(5)	Supplemental Indenture No. 2 to the Subordinated Indenture, by and among SCI Systems, Inc., Sanmina Corporation, as Guarantor, and Bank One Trust Company, National Association, as Trustee.
4	.6(27)	Credit and Guaranty Agreement, dated as of December 23, 2002, among the Registrant, certain Subsidiaries of the Registrant from time to time party thereto, the Lenders from time to time party thereto, Goldman Sachs Credit Partners L.P. as Lead Arranger, Sole Book Runner, Syndication Agent and Administrative Agent and LaSalle Business Credit, Inc., as Collateral Agent and Documentation Agent.
4	.7(28)	Indenture, dated as of December 23, 2002, among the Registrant, the Guarantors Party thereto and State Street Bank and Trust Company California, N.A., as trustee.
4	.8(29)	Exchange and Registration Rights Agreement dated December 23, 2002 among the Registrant, the subsidiaries of the Registrant party thereto, and the Purchasers party thereto.
4	.9(30)	Intercreditor Agreement, dated as of December 23, 2002, by and among, as second lien collateral trustees, LaSalle Business Credit, Inc., as collateral agent, State Street Bank and Trust Company of California, N.A. and each New First Lien Claimholder Representative which may become a party from time to time, and the Registrant.
4	.10(31)	Sanmina-SCI Corporation Second Lien Collateral Trust Agreement, dated as of December 23, 2002, by and among the Registrant, the subsidiaries of the Registrant party thereto and State Street Bank and Trust Company of California, N.A., as second lien collateral trustee.
4	.11(35)	Amendment No. 1 to the Credit and Guaranty Agreement, dated as of June 30, 2003, among the Registrant, each of the Guarantors listed on the signature pages thereto, the Lenders party thereto, Goldman Sachs Credit Partners, L.P., as Administrative Agent, and LaSalle Business Credit, LLC (as successor by merger to LaSalle Business Credit, Inc.), as Collateral Agent.
10	.2(11)	Amended 1990 Incentive Stock Plan.
10	.3(12)	1993 Employee Stock Purchase Plan.
10	.29(13)	1999 Stock Plan.
10	.29.1(5)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10	.30(14)	1995 Director Option Plan.
10	.31(15)	1996 Supplemental Stock Plan.
10	.32(16)	Hadco Corporation 1998 Stock Plan, as Amended and Restated March 3, 1999.
10	.33(17)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated July 1, 1998.
10	.34(18)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated April 7, 1998.
10	.35(19)	SCI Systems, Inc. 1994 Stock Option Incentive Plan.
10	.36(20)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10	.37(21)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.

Exhibit
Number		Description

10	.42(22)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10	.43(23)	Employment Agreement, dated July 13, 2001, between the Registrant, SCI Systems, Inc. and A. Eugene Sapp, Jr.
10	.45(24)	Agreement and Plan of Reorganization, dated July 13, 2001 (as amended and restated), by and among the Registrant, Sun Acquisition Subsidiary, Inc. and SCI Systems, Inc.
10	.49(5)	Deferred Compensation Plan for Outside Directors.
10	.50(5)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10	.50.1(5)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).
10	.51(32)	Executive Deferred Compensation Plan
10	.52(33)	Amendment Agreement dated December 5, 2002 to the Employment Agreement dated September 30, 2001 between the Registrant, SCI Systems, Inc. and A. Eugene Sapp, Jr.
10	.53(34)	2003 Employee Stock Purchase Plan.
14.1		Sanmina-SCI Corporation Code of Business Conduct and Ethics
16	.1(25)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated April 22, 2002.
16	.2(25)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 17, 2002.
16	.3(25)	Letter from Ernst & Young LLP to the Securities and Exchange Commission dated May 30, 2002.
21.1		Subsidiaries of the Registrant.
23.1		Consent of KPMG LLP, independent auditors.
31.1		Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99	.1(26)	Sanmina-SCI Corporation Press Release issued April 18, 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.

(3)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2001, filed with the SEC on December 21, 2001.

(4)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on August 10, 2001.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on December 4, 2002.

(6)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A filed with the SEC on May 25, 2001.

(7)	Incorporated by reference to Exhibit 25.1 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on July 30, 1999.

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on November 20, 2000.

(9)	Incorporated by reference to Exhibit 2.2 to SCI Systems, Inc.’s Registration Statement on Form 8-A12B, SEC File No. 001-12821, filed with the SEC on March 9, 2000.

(10)	Incorporated by reference to Exhibit 4.1 to SCI Systems, Inc.’s Report on Form 8-K, SEC File No. 001-12821, filed with the SEC on April 5, 2000.

(11)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K, SEC File No. 000-21272, filed with the SEC on December 29, 1994.

(12)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.

(13)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Report on Form S-8, filed with the SEC on May 25, 1999.

(14)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.

(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.

(16)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(17)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(18)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(19)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(20)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(21)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(22)	Incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.

(23)	Incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on August 10, 2001.

(24)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on August 10, 2001.

(25)	Incorporated by reference to Exhibit 16 to the Registrant’s Report on Form 8-K, filed with the SEC on April 23, 2002.

(26)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the SEC on April 23, 2002.

(27)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(28)	Incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(29)	Incorporated by reference to Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(30)	Incorporated by reference to Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(31)	Incorporated by reference to Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(32)	Incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(33)	Incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(34)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on April 23, 2003.

(35)	Incorporated by reference to Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2003, filed August 11, 2003.

      (d)     Financial Statement Schedules

Refer to (a) above.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Sanmina-SCI Corporation:

      We have audited the accompanying consolidated balance sheets of Sanmina-SCI Corporation and subsidiaries as of September 27, 2003 and September 28, 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended September 27, 2003. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 15(a)2. These consolidated financial statements and related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanmina-SCI Corporation and subsidiaries as of September 27, 2003 and September 28, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 27, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on September 30, 2001.

/s/ KPMG LLP

Mountain View, California

November 21, 2003

SANMINA-SCI CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of

	September 27,	September 28,
	2003	2002

	(In thousands,
	except per share data)
ASSETS:
Current assets:
Cash and cash equivalents	$1,043,850	$1,064,534
Short-term investments	39,138	99,140
Accounts receivable, net of allowances of $51,331 and $86,224 in 2003 and 2002, respectively	1,576,392	1,394,515
Inventories	977,799	1,123,016
Deferred income taxes — current	421,478	312,184
Prepaid expenses and other	109,862	165,649

Total current assets	4,168,519	4,159,038

Property, plant and equipment, net	902,868	1,084,454
Goodwill	2,223,422	2,101,650
Long-term investments	15,614	73,955
Deposits and other	139,833	98,960

Total assets	$7,450,256	$7,518,057

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$3,489	$265,899
Accounts payable	1,506,998	1,279,451
Accrued liabilities	394,906	366,500
Accrued payroll and related benefits	130,660	142,139

Total current liabilities	2,036,053	2,053,989

Long-term liabilities:
Long-term debt, net of current portion	1,925,630	1,975,331
Deferred income tax liability	90,294	17,184
Other	75,025	56,838

Total long-term liabilities	2,090,949	2,049,353

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000 shares, none outstanding	—	—
Common stock, $.01 par value, authorized 1,000,000 shares, outstanding 511,199 and 506,152 shares, respectively	5,304	5,254
Treasury stock, 18,847 and 18,880 shares, respectively, at cost	(188,618)	(190,261)
Additional paid-in capital	5,692,764	5,675,401
Other comprehensive income (loss)	16,335	(10,305)
Retained earnings (deficit)	(2,202,531)	(2,065,374)

Total stockholders’ equity	3,323,254	3,414,715

Total liabilities and stockholders’ equity	$7,450,256	$7,518,057

See accompanying notes.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended

	September 27,	September 28,	September 29,
	2003	2002	2001

	(In thousands, except per share amounts)
Net sales	$10,361,434	$8,761,630	$4,054,048
Cost of sales	9,898,964	8,386,929	3,512,579

Gross profit	462,470	374,701	541,469

Operating expenses:
Selling, general and administrative	306,734	279,002	232,316
Research and development	14,952	8,623	7,367
Amortization of goodwill and intangibles	6,596	5,757	26,350
Goodwill impairment	—	2,670,000	22,394
Write down of long-lived assets	95,600	—	17,914
Merger and integration costs	10,720	3,707	12,523
Restructuring costs	105,744	171,795	159,132

Total operating expenses	540,346	3,138,884	477,996

Operating income (loss)	(77,876)	(2,764,183)	63,473
Interest income	17,700	25,292	72,333
Interest expense	(130,263)	(97,833)	(55,218)
Other income (expense)	(7,768)	21,832	2,204

Other income (expense), net	(120,331)	(50,709)	19,319

Income (loss) before provision for income taxes	(198,207)	(2,814,892)	82,792
Provision (benefit) for income taxes	(61,050)	(118,139)	42,346

Net income (loss)	$(137,157)	$(2,696,753)	$40,446

Earnings (loss) per share: Basic	$(0.27)	$(5.60)	$0.13

Earnings (loss) per share: Diluted	$(0.27)	$(5.60)	$0.12

Shares used in computing per share amounts:
Basic	510,102	481,985	319,360
Diluted	510,102	481,985	330,229

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended

	September 27,	September 28,	September 29,
	2003	2002	2001

	(In thousands)
Net income (loss)	$(137,157)	$(2,696,753)	$40,446
Other comprehensive income (loss):
Unrealized holding gain (loss) on investments	703	(4,748)	4,865
Foreign currency translation adjustment	31,997	6,918	(7,464)
Minimum pension liability	(6,060)	—	—

Comprehensive income (loss)	$(110,517)	$(2,694,583)	$37,847

See accompanying notes.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and				Accumulated
	Additional Paid-in-Capital		Treasury Stock		Other
					Comprehensive
	Number of		Number of		Income	Retained
	Shares	Amount	Shares	Amount	(Loss)	Earnings	Total

	(In thousands)
BALANCE AT SEPTEMBER 30, 2000	316,581	$1,172,104	—	—	$(9,503)	$596,192	$1,758,793
Exercise of common stock options	4,052	34,644	—	—	—	—	34,644
Issuance of common stock under employee stock purchase plan	1,627	22,567	—	—	—	—	22,567
Conversion of subordinated debt	49	3,059	—	—	—	—	3,059
Cumulative translation adjustment	—	—	—	—	(12,039)	—	(12,039)
Unrealized holding gain on investments	—	—	—	—	7,846	—	7,846
Income tax benefit of disqualified dispositions	—	36,815	—	—	—	—	36,815
Adjustment to conform year end of pooled entity	—	—	—	—	—	(5,259)	(5,259)
Repurchase of common stock	—	—	(3,490)	(45,892)	—	—	(45,892)
Net income	—	—	—	—	—	40,446	40,446

BALANCE AT SEPTEMBER 29, 2001	322,309	1,269,189	(3,490)	(45,892)	(13,696)	631,379	1,840,980
Exercise of common stock options	1,166	8,390	—	—	—	—	8,390
Issuance of common stock under employee stock purchase plan	882	8,812	—	—	—	—	8,812
Conversion of subordinated debt	118	1,771	—	—	—	—	1,771
Cumulative translation adjustment	—	—	—	—	10,809	—	10,809
Unrealized holding (loss) on investments	—	—	—	—	(7,418)	—	(7,418)
Income tax benefit of disqualified dispositions	—	2,000	—	—	—	—	2,000
Issuance of common stock for SCI merger	200,623	4,389,991	(1,552)	(48,969)	—	—	4,341,022
Issuance of common stock for Viking merger	390	4,000	—	—	—	—	4,000
Deferred compensation, net of amortization		(3,811)	—	—	—	—	(3,811)
Repurchase of common stock	—	—	(13,838)	(95,400)	—	—	(95,400)
Other, net	(456)	313	—	—	—	—	313
Net loss	—	—	—	—	—	(2,696,753)	(2,696,753)

BALANCE AT SEPTEMBER 28, 2002	525,032	5,680,655	(18,880)	(190,261)	(10,305)	(2,065,374)	3,414,715
Exercise of common stock options	1,022	3,883	—	—	—	—	3,883
Issuance of common stock under employee stock purchase plan	3,992	9,702	—	—	—	—	9,702
Cumulative translation adjustment	—	—	—	—	31,997	—	31,997
Unrealized holding gain on investments	—	—	—	—	703	—	703
Minimum pension liability in excess of plan assets	—	—	—	—	(6,060)	—	(6,060)
Income tax benefit of disqualified dispositions	—	1,351	—	—	—	—	1,351
Amortization of deferred compensation	—	2,477	—	—	—	—	2,477
Repurchase of common stock	—	—	(22)	(89)	—	—	(89)
Retirement of treasury stock	—	—	55	1,732	—	—	1,732
Net loss	—	—	—	—	—	(137,157)	(137,157)

BALANCE AT SEPTEMBER 27, 2003	530,046	$5,698,068	(18,847)	$(188,618)	$16,335	$(2,202,531)	$3,323,254

See accompanying notes.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	September 27,	September 28,	September 29,
	2003	2002	2001

	(In thousands)
Cash Flows from operating activities:
Net income (loss)	$(137,157)	$(2,696,753)	$40,446
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Adjustment to conform year end of pooled entities	—	—	(5,259)
Depreciation and amortization	222,600	249,572	180,793
Restructuring costs	46,485	99,585	99,953
Provision (benefit) for doubtful accounts	(11,682)	(1,421)	29,727
Deferred income taxes	(46,541)	27,682	(73,725)
Tax benefit of disqualified dispositions	1,351	2,000	36,815
Loss on disposal of property and equipment	25,969	9,322	3,675
Loss from investment in 50% or less owned companies	6,351	4,512	—
Gain from repurchase and repayment of debts	(4,204)	(54,493)	—
Write-off of cost method investments	—	23,284	—
Goodwill impairment	—	2,670,000	22,394
Write down of long-lived assets	95,600	—	17,914
Other, net	1,897	4,752	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(150,286)	114,747	269,206
Account receivable securitization	—	(211,013)	—
Inventories	214,048	777,186	142,534
Prepaid expenses, deposits and other	19,105	10,703	(23,825)
Accounts payable and accrued liabilities	144,972	(161,147)	(198,274)
Income tax accounts	122,947	(45,199)	(140,847)

Cash provided by operating activities	551,455	823,319	401,527

Cash Flows from investing activities:
Purchases of short-term investments	(90,982)	(488,652)	(2,078,081)
Proceeds from maturities of short-term investments	151,687	1,202,903	1,530,493
Purchases of long-term investments	(500)	—	(42,597)
Purchases of property, plant and equipment	(70,747)	(92,991)	(187,531)
Cash paid for businesses acquired, net	(223,748)	(319,941)	(71,667)
Proceeds from sale of property, plant and equipment	27,100	3,973	3,957

Cash provided by (used for) investing activities	(207,190)	305,292	(845,426)

Cash Flows from financing activities:
Payments on line of credit, net	(606,192)	—	(2,602)
Proceeds from notes and credit facilities, net	988,535	1,643,482	8,529
Repurchase of convertible notes	(441,965)	(125,466)	—
Payments of long-term liabilities, net	—	—	(1,555)
Payments of long-term debt	(324,510)	(2,052,967)	(14,333)
Proceeds from sale of common stock, net of issuance costs	13,585	17,545	57,211
Repurchase of common stock	—	(116,344)	(24,929)

Cash provided by (used for) financing activities	(370,547)	(633,750)	22,321

Effect of exchange rate changes	5,598	2,024	(9,015)
Increase (decrease) in cash and cash equivalents	(20,684)	496,885	(430,593)
Cash and cash equivalents at beginning of year	1,064,534	567,649	998,242

Cash and cash equivalents at end of year	$1,043,850	$1,064,534	$567,649

See accompanying notes.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Organization of Sanmina-SCI

      Sanmina-SCI Corporation (“Sanmina-SCI,” “we,” “us,” or the “Company”) was incorporated in Delaware in 1989 to acquire its predecessor company, which had been in the printed circuit board and backplane business since 1980. On December 6, 2001, we acquired SCI Systems, Inc. (“SCI”), in a purchase business combination whereby SCI was merged into a wholly owned subsidiary (see Note 7). Sanmina-SCI is a leading independent global provider of customized, integrated electronics manufacturing services, or EMS. We provide these services to original equipment manufacturers, or OEMs, primarily in the communications, computing, multimedia, industrial, defense and aerospace, medical and automotive industries. Sanmina-SCI’s services consist primarily of product design and engineering, including initial development, detailed design and services in connection with preproduction, volume manufacturing of complete systems, components and subassemblies, final system assembly and test, direct order fulfillment and after-market product service and support. System components and subassemblies that we manufacture include volume and high-end printed circuit boards, backplanes and backplane assemblies, enclosures, cable assemblies, and memory modules. As of September 2003, we manufacture products in approximately 100 decentralized plants, consisting of more than 68 electronics assembly facilities, six printed circuit board fabrication facilities, six cable assembly facilities, 20 enclosure assembly facilities, as well as other specialized manufacturing facilities, located both domestically and internationally. In addition, our global technology solutions group has operations in 14 design and new product introduction centers located in eight countries. Our domestic plants are located in key electronics industry centers including Silicon Valley, Southern California, New England, Texas, Northern Alabama, the Research Park Triangle area, New York, as well as in several other locations. Internationally, we have plants in Australia, Latin America (Brazil and Mexico), Canada, Western Europe (United Kingdom, Ireland, France, Germany, Spain, Sweden, and Finland), Hungary, Israel and Asia (Peoples’ Republic of China, Japan, Malaysia, Singapore, and Thailand). In addition to these facilities, we have invested in strategic joint ventures and may make additional strategic investments in the future. To date, these strategic investments have not had a significant impact on our operating results or financial position.

Note 2.     Summary of Significant Accounting Policies

      Fiscal Year. Sanmina-SCI operates on a 52 or 53-week year ending on the Saturday nearest September 30. Accordingly, the 2001 fiscal year ended on September 29, the 2002 fiscal year ended on September 28, and the 2003 fiscal year ended on September 27. All general references to years relate to fiscal years unless otherwise noted.

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

      Hedging Activities. Sanmina-SCI accounts for hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities — an Amendment of SFAS 133” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” In accordance with these standards, every derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in stockholders’ equity as a separate component of accumulated other comprehensive income (loss) and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in fair value of cash flow hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period.

      Sanmina-SCI enters into short-term foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts’ fair value of $3.7 million at September 27, 2003 is recorded in accrued liabilities on the consolidated balance sheet with corresponding gains or losses in other income (expense) on the consolidated statement of operations. These foreign exchange contracts did not have a significant impact on the results of operations for fiscal 2003, 2002 and 2001.

      Sanmina-SCI entered into interest rate swaps with a total notional amount of $750.0 million to hedge its mix of short-term and long-term interest rate exposures resulting from certain of its outstanding debt obligations. The swaps were designated as fair value hedges under SFAS No. 133. At September 27, 2003, $20.1 million has been recorded in other noncurrent assets to record the fair value of the interest rate swap transactions, with a corresponding increase to the carrying value of the long-term debt.

      Management Estimates and Uncertainties. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements relate to the allowances for accounts receivable, reserves for inventory, restructuring costs, environmental matters, determining fair values of reporting units for purposes of goodwill impairment tests and determining fair value of long-lived assets for purposes of impairment tests. Actual results could materially differ from these estimates.

      Financial Instruments and Concentration of Credit Risk. Financial instruments consist of cash and cash equivalents, short-term investments, foreign currency forward contracts, interest rate swap agreements, accounts receivable, accounts payable and short- and long-term debt obligations. With the exception of certain of our long-term debt obligations, the fair value of these financial instruments approximates their carrying amount as of September 27, 2003 and September 28, 2002 due to the nature of or the short maturity of those instruments. The estimated fair values of certain of our long-term debt obligations, based on quoted market prices, as of September 27, 2003 are as follows:

	Carrying Amount	Fair Value

	(In thousands)
10.375% Senior Secured Notes	$750,000	$870,000
Zero Coupon Convertible Subordinated Notes due 2020	584,473	570,674
3% Convertible Subordinated Notes due 2007	519,064	472,348

      Financial instruments that potentially subject Sanmina-SCI to credit risk consist of cash and cash equivalents, short-term investments and trade accounts receivable. Sanmina-SCI maintains the majority of its cash, cash equivalents and short-term investment balances with recognized financial institutions which follow Sanmina-SCI’s investment policy. Sanmina-SCI has not experienced any significant losses on these investments to date. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) sales to well-established companies, (ii) ongoing credit evaluation of its customers, and (iii) frequent contact with our customers, especially our most significant customers, thus enabling Sanmina-SCI to monitor current changes in business operations and to respond accordingly. Sanmina-SCI generally

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

does not require collateral for sales on credit. Sanmina-SCI considers these concentrations of credit risks in establishing its allowance for doubtful accounts and management believes these allowances are adequate.

      Sales to the following customers, expressed as a percentage of consolidated net sales, and the percentage of gross accounts receivable for each customer, were as follows:

				Percentage of Gross Accounts
	Percentage of Net Sales Year Ended			Receivable As of

	September 27,	September 28,	September 29,	September 27,	September 28,
	2003	2002	2001	2003	2002

IBM	28.8%	18.0%	*	29.8%	21.1%
HP	9.6%	15.8%	*	11.6%	13.8%

*	Amount was less than 10% of total

      For all derivative transactions, Sanmina-SCI is exposed to counter party credit risk to the extent that counter parties may not be able to meet their obligations to Sanmina-SCI. To manage the counter party risk, Sanmina-SCI limits its derivative transactions to those with recognized financial institutions. Sanmina-SCI does not expect to experience any material adverse financial consequences as a result of default by Sanmina-SCI’s counter parties.

      Cash and Cash Equivalents. Sanmina-SCI considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 27, 2003, cash and cash equivalents includes $137.8 million of restricted cash and cash equivalents, primarily relating to accounts collateralizing letters of credit.

      Supplemental cash flow information for the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001 is as follows:

	September 27,	September 28,	September 29,
	2003	2002	2001

	(In thousands)
Cash paid during the year for:
Interest	$96,860	$79,465	$20,494

Income taxes (refunds received)	$(147,500)	$(124,529)	$220,495

Non-cash financing and investing information:
Conversion of subordinated notes to equity	$—	$1,771	$3,059

Common stock issued for acquisitions	$—	$4,393,991	$—

Acquisition of property, plant and equipment with Long-term investments	$52,850	$—	$—

      Short-Term Investments. Sanmina-SCI’s investments are classified as available for sale and are recorded at their fair value, as determined by quoted market prices, with unrealized holding gains or losses classified as a separate component of stockholders’ equity. Upon sale of the investments, any previously unrealized holding gains or losses are recognized in results of operations. The specific identification method is used to determine the cost of securities sold. Realized gains and losses were not material for fiscal 2003 and

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002. As of September 27, 2003, the difference between the aggregate fair value and cost basis was a net immaterial unrealized gain. The value of Sanmina-SCI’s investments by major security type is as follows:

	As of September 27, 2003

	Amortized	Aggregate	Unrealized	Unrealized
	Cost	Fair Value	Gain	Loss

	(In thousands)
U.S. government and agency securities	$29,582	$29,589	$9	$(2)
State and municipal securities	12,450	12,450	—	—
U.S. corporate and bank debt	287,784	287,790	10	(4)

	$329,816	$329,829	$19	$(6)

	As of September 28, 2002

	Amortized	Aggregate	Unrealized	Unrealized
	Cost	Fair Value	Gain	Loss

	(In thousands)
U.S. government and agency securities	$31,605	$31,972	$367	$—
State and municipal securities	—	—	—	—
U.S. corporate and bank debt	101,542	101,926	385	(1)

	$133,147	$133,898	$752	$(1)

      As of September 27, 2003 and September 28, 2002, approximately $36.7 million and $34.8 million, respectively, of the total cash and cash equivalents balance consists of investments in debt securities. The remaining balance of the total investments is classified as short-term investments. As of September 27, 2003, securities with a fair value of $309.4 million mature within one year and $20.4 million mature beyond one year; however, as management’s intent is to hold these securities for less than one year, all of these securities are being classified as short-term.

      Long-Term Investments. In fiscal 1999, Sanmina-SCI entered into a lease facility to finance the acquisition of certain San Jose, California facilities, where it has established its corporate headquarters and certain of its assembly operations. In connection with this transaction, Sanmina-SCI pledged $52.9 million of its cash and investments to the bank as collateral for certain obligations of the lease, which is included in long-term investments at September 28, 2002. On December 19, 2002 the lease agreement was terminated and we purchased the land and improvements subject to the lease (see Note 5).

      In fiscal 2001, Sanmina-SCI obtained a 49.9% ownership interest in INBOARD, the remainder of which is owned by Siemens AG. INBOARD is a manufacturer of complex printed circuit boards and is located in Germany. This investment is accounted for using the equity method of accounting. Sanmina-SCI records this investment on the consolidated balance sheets in long-term investments and its share of INBOARD’s earnings or losses as other income (expense) on the consolidated statements of operations. The impact of the INBOARD investment was not material to the results of operations for fiscal 2003 and 2002. Subsequent to September 27, 2003, Sanmina-SCI made an additional investment in INBOARD of $11.5 million, which did not change the Company’s 49.9% ownership interest.

      Sanmina-SCI also has various minority equity investments in nonpublic companies that are carried at the lower of cost or estimated fair value. Sanmina-SCI monitors these investments for impairment and records appropriate reductions in carrying values when necessary. In the fourth quarter of fiscal 2002, as a result of a periodic review of the value of our investments in private companies, management determined that the carrying amount of certain investments was not recoverable and, accordingly, wrote off these investments, totaling approximately $23.3 million. There can be no assurances that further write downs of the remaining investments, totaling approximately $15.6 million as of September 27, 2003, will not occur in the future.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	As of

	September 27,	September 28,
	2003	2002

	(In thousands)
Raw materials	$617,847	$742,351
Work-in-process	208,247	235,497
Finished goods	151,705	145,168

Total	$977,799	$1,123,016

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

	As of

	September 27,	September 28,
	2003	2002

	(In thousands)
Machinery and equipment	$1,424,441	$2,195,016
Furniture and fixtures	11,840	22,804
Leasehold improvements	60,231	101,350
Land and buildings	571,149	588,711

	2,067,661	2,907,881
Less: Accumulated depreciation and amortization	(1,230,492)	(1,899,698)

	837,169	1,008,183
Construction in progress	65,699	76,271

Net property, plant and equipment	$902,868	$1,084,454

      Exit Costs. Sanmina-SCI recognizes restructuring charges related to its plans to exit certain activities resulting from the identification of excess manufacturing and administrative facilities that it chooses to close or consolidate. In connection with its exit activities, Sanmina-SCI records restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Where applicable, employee termination costs are recorded pursuant to SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.” Fixed assets that are written off or impaired as a result of restructuring plans are typically held for sale or scrapped. The remaining carrying value of such assets was not material at September 27, 2003 and September 28, 2002. The recognition of restructuring charges requires Sanmina-SCI’s management to make judgments and estimates regarding the nature, timing,

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less sales costs, of equipment to be disposed of. Management’s estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, Sanmina-SCI evaluates the remaining accrued balances to ensure their adequacy, that no excess accruals are retained, and the utilization of the provisions are for their intended purposes in accordance with developed exit plans.

      Impairment of Long-Lived Assets. Sanmina-SCI reviews long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Sanmina-SCI assesses the recoverability of its long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting Sanmina-SCI’s average cost of capital, or other appropriate method of determining fair value.

      During the fourth quarter of fiscal 2003 and 2001, evaluations under SFAS No. 144 and SFAS No. 121, respectively, indicated that the fair value of certain intangible assets and unamortized goodwill originally acquired as part of the June 2000 Hadco merger was less than their carrying value. Accordingly, Sanmina-SCI recorded an adjustment to write down $6.4 million in fiscal 2003 and $40.3 million in fiscal 2001 of intangible assets. The fair value of the intangible assets at the time of the original acquisition by Sanmina-SCI was based on expected future cash flows to be generated from the assets based on the facts and circumstances that existed at the date the acquisition was completed. The existing customer relationships, in-place workforce, tradename and trademarks and unamortized goodwill, valued at the time of the original acquisition, became impaired in the quarter ended September 29, 2001 due to closure or consolidation of the related manufacturing facilities. The customer relationship was further impaired in the quarter ended September 27, 2003 due to extended decline in electronics industry and the resulting loss of business from a specific group of customers. As a result, based on future expected discounted cash flows from the customer base, from experienced and expected work force attrition and from future utilization of tradename and trademarks, we recorded a write down to the carrying value of customer relationships, in-place workforce, tradename and trademarks and unamortized goodwill in the amounts of $10.6 million, $3.7 million, $3.6 million and $22.4 million, respectively, in the fourth quarter of fiscal 2001, and $6.4 million to the customer relationships in the fourth quarter of fiscal 2003. In addition, Sanmina-SCI recorded an impairment loss relating to property and equipment of approximately $65.1 million for the domestic reporting unit and $24.1 million for the international reporting unit in connection with the impairment tests pursuant to SFAS No. 144. Due to the continued weakness in the electronic industry, particularly in the communications sector, and the capital intensive nature of Sanmina-SCI’s printed circuit board and enclosure manufacturing operations, it was determined that a triggering event occurred and an impairment test was performed pursuant to SFAS No. 144. The results indicated that an impairment of long-lived assets occurred and the assets were written down to fair value. Fair value was determined using the cost approach which measures the value of an asset by the cost to reconstruct or replace it with another of like utility. The impairment loss was primarily related to equipment and buildings.

      Goodwill and Intangibles. Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. Sanmina-SCI adopted SFAS No. 142 in the first quarter of fiscal 2002 and no longer amortizes goodwill. Sanmina-SCI evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. During the fourth quarter of fiscal 2003, Sanmina-SCI performed its annual impairment test pursuant to SFAS No. 142 and no impairment loss was identified. During the fourth quarter of fiscal 2002, Sanmina-SCI recorded an impairment loss of $299.0 million for the domestic reporting unit and $2.4 billion for the international reporting unit, or a total of $2.7 billion in connection with the annual impairment test. The impairment loss resulted from the extended decline in the electronics industry and the communications sector in particular, which reduced the estimated fair values of the reporting units below the respective carrying values.

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

      Sanmina-SCI has determined that there are two reportable units: international and domestic. Goodwill information for each reportable unit is as follows:

	As of	Additions	Adjustments	As of
	September 28,	to	to	September 27,
	2002	Goodwill	Goodwill	2003

	(In thousands)
Segments:
Domestic	$1,213,205	$17,007	$(2,058)	$1,228,154
International	888,445	73,269	33,554	995,268

Total	$2,101,650	$90,276	$31,496	$2,223,422

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The pro forma effects of the adoption of SFAS No. 142 on net income and earnings per share, net of income tax effects, for Sanmina-SCI for the year ended September 29, 2001 are as follows:

Year Ended
September 29,
2001

(In thousands)
Net income as reported	$40,446
Add back: Goodwill amortization expense	12,686

Adjusted net income	$53,132

Basic earnings per share, as reported	$0.13
Add back: Goodwill amortization expense	0.04

Pro forma	$0.17

Diluted earnings per share, as reported	$0.12
Add back: Goodwill amortization expense	0.04

Pro forma	$0.16

      Sanmina-SCI has certain identifiable intangible assets that are subject to amortization. These assets relate to customer lists and other intangibles with useful lives from twelve to thirty years. Intangible assets are included in “Deposits and other” in the consolidated balance sheets. Intangible asset amortization expense for the year ended September 27, 2003 was approximately $6.6 million. The components of intangible assets are as follows:

	As of September 27, 2003			As of September 28, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

(In thousands)
Amortized Intangibles	$65,658	$(30,350)	$35,308	$78,476	$(31,299)	$47,177

      Estimated annual amortization expense for intangible assets at September 27, 2003 is as follows:

Fiscal Years:	(In thousands)
2004	$6,587
2005	6,242
2006	5,041
2007	4,828
2008	4,728
Thereafter	7,882

$35,308

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

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the product or the inventory subsequent to shipment. In specific circumstances in which there are such customer acceptance requirements or further Sanmina-SCI obligations, revenue is recognized at the point of formal acceptance and upon completion of obligations. Where appropriate, provisions are made for estimated warranty costs and sales returns.

      Warranty Reserve. Sanmina-SCI establishes a warranty provision on shipped products based on individual manufacturing contract requirements and past warranty experience. Each period end the balance is reviewed to ensure adequacy. Accrued warranty reserves at September 27, 2003 and September 28, 2002 were less than one percent of total current liabilities.

      Comprehensive Income (Loss). SFAS No. 130 “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report “comprehensive income” that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity.

      Accumulated other comprehensive income (loss) consists of the following:

	Year Ended

	September 27,	September 28,
	2003	2002

	(In thousands)
Foreign currency translation adjustment	$20,995	$(11,002)
Unrealized holding gains on investments	1,400	697
Minimum pension liability	(6,060)	—

Total accumulated other comprehensive income (loss)	$16,335	$(10,305)

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

      Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the years ended September 27, 2003, September 28, 2002, and September 29, 2001, 30,454,412, 36,737,598, and 26,706,108 potentially dilutive shares from the conversion of the convertible subordinated debt and after-tax interest expense of $36.7 million, $62.0 million, and $23.5 million, respectively, were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. Stock options with exercise prices greater than the average fair market price for a period, which are defined as anti-dilutive, are not included in the diluted earnings (loss) per share calculations because of their anti-dilutive effect (see Note 9). All stock options are anti-dilutive in fiscal 2003 and 2002 due to the net loss for the years. A reconciliation of the net

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income (loss) and weighted average number of shares used for the diluted earnings (loss) per share computation follows:

	Year Ended

	September 27,	September 28,	September 29,
	2003	2002	2001

	(In thousands, except per share amounts)
Net income (loss)	$(137,157)	$(2,696,753)	$40,446
Weighted average number of shares outstanding during the period	510,102	481,985	319,360
Weighted average number of shares for stock options outstanding for the period	—	—	10,869
Weighted average number of shares	510,102	481,985	330,229
Diluted earnings (loss) per share	$(0.27)	$(5.60)	$0.12

      Stock-Based Compensation. SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”), and provide pro forma net income and earnings per share disclosures for employee stock compensation as if the fair-value-based method defined in SFAS No. 123 had been applied. Sanmina-SCI continues to apply the provisions of APB 25 and provide the pro forma disclosures with respect to its stock-based compensation plans in accordance with the provisions of SFAS Nos. 123 and 148.

      Sanmina-SCI uses the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the company’s net income (loss) and earnings (loss) per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the fair value of stock options granted. The assumptions used for fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001 are presented below:

	Year Ended

	September 27,	September 28,	September 29,
Stock Options	2003	2002	2001

Volatility	75%	95%	99%
Risk-free interest rate	2.95%	3.34%	5.0%
Dividend yield	0%	0%	0%
Expected lives (management and directors) beyond vesting	1.47 years	1.1 years	1.2 years
Expected lives (employees) beyond vesting	0.78 years	0.6 years	0.6 years

	Year Ended

	September 27,	September 28,	September 29,
Employee Stock Purchase Plan	2003	2002	2001

Volatility	75%	95%	99%
Risk-free interest rate	2.95%	3.34%	5.0%
Dividend yield	0%	0%	0%
Expected lives beyond vesting	0.5 years	0.5 years	0.5 years

      Sanmina-SCI has several stock option plans which are described in Note 9. Sanmina-SCI accounts for its stock option plans and employee stock purchase plan in accordance with APB Opinion No. 25 and related

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interpretations. Had compensation cost for all plans been determined consistent with SFAS Nos. 123 and 148, Sanmina-SCI’s net income (loss) and net income (loss) per share would have been the following pro forma amounts (in thousands, except per share data):

	Year Ended

	September 27,	September 28,	September 29,
	2003	2002	2001

	(In thousands, except per share amounts)
Net income (loss):
As reported	$(137,157)	$(2,696,753)	$40,446
Stock based employee compensation expense included in reported net loss, net of tax	1,709	—	—
Stock-based employee compensation expense determined under fair value method, net of tax	(55,373)	(66,924)	(59,224)

Pro forma	$(190,821)	$(2,763,677)	$(18,778)

Basic earnings (loss) per share:
As reported	$(0.27)	$(5.60)	$0.13
Pro forma	$(0.37)	$(5.73)	$(0.06)
Diluted earnings (loss) per share:
As reported	$(0.27)	$(5.60)	$0.12
Pro forma	$(0.37)	$(5.73)	$(0.06)

      Recent Accounting Pronouncements. In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of Interpretation 46 did not have a material impact on our financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on Sanmina-SCI’s financial condition or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, many of which were previously classified as equity, as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on Sanmina-SCI’s financial condition or results of operations.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reclassifications. Sanmina-SCI has reclassified certain prior year information to conform to the current year’s presentation.

Note 3.       Long-Term Debt

      Long-term debt and revolving credit agreements consist of the following:

	As of

	September 27,	September 28,
	2003	2002

	(In thousands)
4 1/4% Convertible Subordinated Notes due 2004.	$—	$292,867
10.375% Senior Secured Notes due 2010	750,000	—
Zero Coupon Convertible Subordinated Debentures due 2020	584,473	689,188
3% Convertible Subordinated Notes due 2007.	519,064	566,589
Revolving Credit Agreements	17,554	405,266
Accounts Receivable Securitization	—	200,000
Obligations under capital leases with interest rates ranging from 8.0% to 14.59%	1,998	4,653
Other long-term debt due through December 2017, at rates ranging from 3.00% to 7.50%	35,891	82,667
Other	20,139	—

Total	1,929,119	2,241,230
Less: current portion	(3,489)	(265,899)

Total long-term debt	$1,925,630	$1,975,331

      4 1/4% Convertible Subordinated Notes Due 2004. On May 5, 1999, Sanmina-SCI issued $350.0 million aggregate principal amount of 4  1/4% convertible subordinated notes, or 4  1/4% Notes, due on May 1, 2004. The 4 1/4% Notes are convertible into common stock, at the option of the holder, at a conversion price of approximately $22.17 per share, subject to adjustments in certain events. The 4 1/4% Notes are subordinated in right of payment to all existing and future senior indebtedness, as defined, of Sanmina-SCI. The 4 1/4% Notes are redeemable at the option of Sanmina-SCI on or after May 6, 2002. Interest is payable semi-annually on May 1 and November 1. During fiscal 2002, Sanmina-SCI repurchased approximately $58.9 million aggregate principal amount of the 4 1/4% Notes through open market transactions. As a result of the repurchases, Sanmina-SCI recorded a $7.2 million gain, net of $491,000 in unamortized financing fees from the early extinguishment of this debt. The gain was reflected in other income in the accompanying consolidated statement of operations. During fiscal 2003, Sanmina-SCI redeemed all of its outstanding 4 1/4% Notes. Sanmina-SCI recorded a $1.4 million loss, including $1.2 million of unamortized financing fees from the early extinguishment of this debt. The loss was reflected in other expense in the accompanying consolidated statement of operations.

      Refinancing. On December 23, 2002, Sanmina-SCI issued $750.0 million of 10.375% Senior Secured Notes due January 15, 2010 (the “Original Notes”) in a private placement to qualified investors as part of a refinancing transaction pursuant to which Sanmina-SCI also entered into a $275.0 million senior secured credit facility (the “Credit Facility”). A portion of the net proceeds of the Original Notes and Credit Facility was used to repay all outstanding amounts under our three-year revolving credit facility and to repurchase all outstanding receivables sold under our receivables securitization facility. These transactions are referred to collectively as the Refinancing. In July 2003, Sanmina-SCI completed an exchange offer pursuant to which substantially all of the Original Notes were exchanged for notes registered under the Securities Act of 1933, or

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the 10.375% Notes. The 10.375% Notes evidence the same debt as the Original Notes and are issued under and entitled to the benefits of the same indenture that governs the Original Notes except that they are not subject to transfer restrictions.

      The 10.375% Notes are fully and unconditionally guaranteed by substantially all of Sanmina-SCI’s United States subsidiaries and are secured by a second priority security interest in substantially all of the personal property assets of Sanmina-SCI and its United States subsidiaries located in the United States, a pledge of the capital stock of substantially all of Sanmina-SCI’s United States subsidiaries, a pledge of 65% of the capital stock of certain of Sanmina-SCI’s first-tier foreign subsidiaries, and mortgages on certain domestic real estate. Sanmina-SCI may redeem the 10.375% Notes, in whole or in part, at anytime beginning on January 15, 2007 at a redemption price initially of 105.188%, declining to 102.594% on January 15, 2008 and 100.000% on January 15, 2009. Sanmina-SCI may also redeem the 10.375% Notes, in whole or in part, at any time prior to January 15, 2007 at a redemption price equal to the principal amount plus accrued interest to the redemption date plus a make-whole premium specified in the indenture. In the event of a change of control of Sanmina-SCI, Sanmina-SCI will be required to offer to repurchase the 10.375% Notes at a repurchase price of 101% of the principal amount plus accrued interest to the repurchase date. The indenture includes covenants that, among other things, limit in certain respects Sanmina-SCI and its restricted subsidiaries from incurring debt, making investments and other restricted payments, paying dividends on capital stock, redeeming capital stock or subordinated obligations and creating liens. In the event that Sanmina-SCI obtains the investment grade rating specified in the indenture and certain other conditions are met, the collateral securing the 10.375% Notes will be permanently released, and Sanmina-SCI will no longer be required to comply with certain of the indenture covenants specified above for as long as Sanmina-SCI retains the investment grade rating specified in the indenture.

      During the fourth quarter of fiscal 2003, Sanmina-SCI repaid the $275.0 million Credit Facility and recorded an $18.3 million loss from the early extinguishment of this debt, including the write-off of $10.1 million of unamortized financing fees and a redemption premium of $8.2 million. The loss is reflected in other expense in the accompanying consolidated statement of operations.

      Sanmina-SCI entered into interest rate swaps to hedge its mix of short-term and long-term interest rate exposures resulting from certain of its outstanding debt obligations. During the first quarter of fiscal 2003, Sanmina entered into an interest rate swap transaction related to the 10.375% Notes pursuant to which it paid a variable rate and received a fixed rate. The interest rate swap had a total notional amount of $525.0 million. Under the swap agreement, Sanmina-SCI paid an interest rate equal to the six-month LIBOR rate plus 6.125%, determined semi-annually in arrears. In exchange, Sanmina-SCI received a fixed interest rate of 10.375%. During the fourth quarter of fiscal 2003, Sanmina-SCI terminated the swap agreement. In consideration for the termination, Sanmina-SCI paid a termination payment, which is recorded as deferred financing cost and amortized over the remaining life of the 10.375% Notes. Concurrent with the termination of the swap agreement, Sanmina-SCI entered into a new swap agreement with identical terms except for the floating rate spread. Under this swap agreement, Sanmina-SCI pays an interest rate equal to the six-month LIBOR rate plus 5.6375%, determined semi-annually in arrears. In addition, Sanmina-SCI entered into an interest rate swap transaction related to $225.0 million principal amount of the 10.375% Notes. Under this swap agreement, Sanmina-SCI pays an interest rate equal to the six-month LIBOR rate plus 5.62%, determined semi-annually in arrears. Taken together, the swap agreements effectively replace the fixed interest rate that Sanmina-SCI pays on 10.375% Notes with variable interest rates. Both parties to the agreements have the right to terminate the agreements on or after January 15, 2007. The swaps were designated as fair value hedges under SFAS No. 133. Management believes that the interest rate swaps meet the criteria established by SFAS No. 133 for short cut accounting; therefore, no portion of the swaps are treated as ineffective. At September 27, 2003, $20.1 million has been recorded in other noncurrent assets to record the fair value of the interest rate swap transactions, with a corresponding increase to the carrying value of the 10.375% Notes on the Consolidated Balance Sheet.

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

      During fiscal 2002, Sanmina-SCI repurchased approximately $150.0 million of the Zero Coupon Debentures through open market transactions. As a result of the transactions, Sanmina-SCI recorded a $47.3 million gain, net of $2.8 million in unamortized financing fees, from the early extinguishment of this debt. The gain was reflected in other income in the accompanying consolidated statement of operations. During fiscal 2003, Sanmina-SCI repurchased approximately $210.6 million aggregate principal amount at maturity (having an accreted value of $104.4 million) of the Zero Coupon Debentures through unsolicited privately negotiated transactions. As a result of the transactions, Sanmina-SCI recorded a $18.7 million gain, net of $1.9 million in unamortized financing fees, from the early extinguishment of this debt. The gain was reflected in other income in the accompanying consolidated statement of operations.

      3% Convertible Subordinated Notes due 2007. In March 2000, SCI issued $575.0 million aggregate principal amount of 3% Convertible Subordinated Notes due March 15, 2007, or 3% Notes. Interest on the 3% Notes is payable semi-annually on each March 15 and September 15. In connection with Sanmina’s acquisition of SCI, Sanmina-SCI entered into a supplemental indenture with respect to the 3% Notes providing a guaranty for the 3% Notes and allowing for the conversion of the 3% Notes into shares of Sanmina-SCI common stock, at a conversion price of $41.35 per share, subject to adjustment in certain events. The 3% Notes are subordinated in right of payment to all existing and future senior debt, as defined, of Sanmina-SCI. The 3% Notes are redeemable at SCI’s option at any time on or after March 20, 2003, although there is no mandatory redemption prior to final maturity. During fiscal 2003, Sanmina-SCI repurchased approximately $50.0 million aggregate principal amount of its 3% Convertible Subordinated Notes due 2007 through unsolicited privately negotiated transactions. As a result of the transactions, Sanmina-SCI recorded a $8.1 million gain, net of $690,000 in unamortized financing fees, from the early extinguishment of this debt. The gain was reflected in other income in the accompanying consolidated statement of operations.

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

      Asset Securitization. Sanmina-SCI was a party to an asset securitization agreement that gave it the option to periodically transfer undivided percentage ownership interests, of up to $200.0 million, in a revolving pool of eligible trade receivables to conduit and bank purchasers. The net accounts receivable sold under the program at September 28, 2002 were included in the accounts receivable balance and the associated debt was recorded as current portion of long-term debt on the consolidated balance sheet. The asset securitization

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement was terminated, and the accounts receivable sold thereunder were repurchased, in December 2002 in connection with the Refinancing.

      Maturities of long-term debt, including capital lease obligations, assuming no redemption requests by note holders, are as follows as of September 27, 2003:

Fiscal Years Ending
(In thousands)
2004	$3,489
2005	11,040
2006	8,495
2007	519,959
2008	763
Thereafter	1,385,373

Total	$1,929,119

      In fiscal 2005, we will be required to repurchase up to $631.5 million accreted value of Zero Coupon Subordinated Debentures due 2020 if submitted for repurchase by the holders of these debentures at their option on the repurchase date of September 12, 2005.

Note 4.	Other Accrued Liabilities

      Other accrued current liabilities consist of the following:

	As of

	September 27,	September 28,
	2003	2002

	(In thousands)
Restructuring accrual (Note 8)	$53,183	$114,604
Other	341,723	251,896

Total accrued liabilities	$394,906	$366,500

Note 5.	Commitments and Contingencies

      Operating Leases. Sanmina-SCI leases its facilities under operating leases expiring at various dates through 2021. Sanmina-SCI is responsible for utilities, maintenance, insurance and property taxes under the leases. Future minimum lease payments under operating leases are as follows:

Fiscal Year Ending
(In thousands)
2004	$36,864
2005	25,387
2006	18,215
2007	14,135
2008	10,267
Thereafter	16,353

Total	$121,221

      Rent expense under operating leases was approximately $54.1 million, $49.8 million and $27.6 million for the years ended September 27, 2003, September 28, 2002 and September 29, 2001, respectively.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      We use an environmental consultant to assist us in evaluating the environmental liabilities of the companies that we acquire as well as those associated with our ongoing operations, site contamination issues and historical disposal activities in order to establish appropriate accruals in our financial statements. We have also undertaken a process of re-evaluating and updating the accruals over time. As of September 27, 2003, and September 28, 2002, respectively, based on the evaluations of our consultants, we have accrued $21.1 million and $21.3 million for such environmental liabilities, which is recorded as other long-term liabilities in the consolidated balance sheets. Although we believe these accruals are adequate, we cannot be certain that environmental liabilities will not exceed the accrued amounts.

      Litigation and other contingencies. From time to time, Sanmina-SCI is a party to litigation and other contingencies, including examinations by taxing authorities, which arise in the ordinary course of business. Sanmina-SCI believes that the resolution of such litigation and other contingencies will not materially harm Sanmina-SCI’s business, financial condition or results of operations.

Note 6.	Employee Benefit Plans

      Sanmina-SCI has various retirement plans that cover the majority of its employees. Sanmina-SCI’s retirement plans permit participants to elect to have contributions made to the retirement plans in the form of reductions in salary under Section 401(k) of the Internal Revenue Code. Under the Sanmina-SCI retirement plans, Sanmina-SCI matches a portion of employee contributions. The amounts contributed by Sanmina-SCI and its acquired businesses as 401(k) matches against employee contributions were approximately $11.3 million, $22.1 million and $9.1 million during the fiscal years ended September 27, 2003, September 28, 2002 and, September 29, 2001, respectively.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sanmina-SCI sponsors a deferred compensation plan for non-employee members of its board of directors. The plan allows eligible Sanmina-SCI directors to defer payment of all or part of the compensation payable to them for serving as Directors of Sanmina-SCI. Deferrals under this plan for the years ended September 27, 2003 and September 28, 2002 were $90,000 and $20,000, respectively.

      On January 1, 2003, Sanmina-SCI adopted a deferred compensation plan for the benefit of eligible employees. The plan allows eligible employees to defer payment of part of their compensation. Deferrals under this plan for the year ended September 27, 2003 were $831,380.

      SCI Systems had noncontributory defined benefit pension plans covering substantially all employees in the United States and Brockville, Ontario, Canada. These plans generally provide pension benefits that are based on compensation levels and years of service. Annual contributions to the plans are made according to the established laws and regulations of the applicable countries, and were funded annually at amounts that approximate the maximum deductible for income taxes. As a result of the merger between Sanmina Corporation and SCI Systems in December 2001, these plans were frozen. Sanmina Corporation did not have a defined benefit retirement plan, therefore the merger resulted in a plan curtailment as described in SFAS No. 88. Defined benefits were calculated and frozen as of December 31, 2001. Employees who had not yet vested will continue to be credited with service until vesting occurs, but no additional benefits will accrue. In fiscal 2002, Sanmina-SCI accrued additional pension liabilities under purchase accounting, based on actuarial computations, as follows:

	US Plan	Brockville Plan

	(In thousands)
Accumulated benefit obligation	$42,160	$73,454
Fair value of assets	33,800	54,357

Accrued pension liability	$8,360	$19,097

      In fiscal 2003, Sanmina-SCI terminated the Brockville, Canada Plan and the participants will receive benefits by either: (i) receiving distributions in fiscal 2004 and 2005 if they elect to receive cash, or (ii) having annuities purchased for them through an insurance company for the participants who elect not to receive a cash distribution. In fiscal 2003, Sanmina-SCI recognized $6.1 million of minimum pension liability relating to the US Plan. The amount was included in accumulated other comprehensive income (loss) in the consolidated balance sheet.

Note 7.	Business Combinations

Fiscal 2003

IBM Transaction

      In January 2003, Sanmina-SCI entered into an agreement with IBM under which IBM agreed to outsource the manufacturing of a portion of its low and midrange servers, workstations and ThinkPad notebooks to Sanmina-SCI and Sanmina-SCI agreed to acquire IBM’s related manufacturing facilities in Greenock, Scotland and Guadalajara, Mexico. The transaction closed in February 2003 for a cash purchase price of $173.8 million, and was accounted for as a purchase business combination. The purchase price was allocated to the fair value of the net assets acquired, including primarily inventory ($57.2 million), buildings and equipment ($50.2 million) and goodwill ($64.9 million). This goodwill is partially deductible for tax purposes. The purchase price allocation is based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition. The purchase price allocation is subject to revision as management continues to obtain additional information regarding the acquired business, and any corresponding adjustment will be reflected in goodwill. The asset purchase agreement provided for a physical inventory of the assets acquired. The inventory was completed in the third quarter of fiscal 2003 resulting in no significant

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revision to the purchase price. Sanmina-SCI’s results of operations for fiscal 2003 include the results of this business from the date of acquisition.

      Under the IBM supply agreement, IBM has agreed to purchase its requirements for certain servers, workstations and ThinkPad brand notebooks for North America, Latin America (excluding Brazil, Argentina, Paraguay and Uruguay), Europe, the Middle East, and Africa from Sanmina-SCI. During the third year of the agreement, IBM is required to purchase only 80% of its requirements from Sanmina-SCI. However, IBM is not required to purchase any specified volumes of products. Pricing under the agreement is subject to review periodically and Sanmina-SCI’s pricing must be competitive. IBM has liability for material ordered to support IBM’s forecast, with maximum liability limits to sum of product price specified in the agreement. Sanmina-SCI makes customary warranties regarding products it manufactures under the agreement. The term of the agreement is three years.

Other Acquisitions

      During fiscal 2003, Sanmina-SCI also completed several other acquisitions that were immaterial individually and in the aggregate for an aggregate purchase price of $49.9 million, including a manufacturer of high-end complex medical systems and other high-end industrial products, a wireless communication equipment assembly facility and a developer of enterprise-class servers. The purchase price allocations for the above acquisitions are based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition. We do not expect significant revisions to the purchase price allocations for the acquired businesses.

      Pro forma results of operations have not been presented for the fiscal 2003 acquisitions because the effects of these acquisitions were not material either on an individual or aggregate basis. Goodwill resulting from the fiscal 2003 acquisitions was approximately $90.3 million. The majority of this goodwill is deductible for tax purposes.

Fiscal 2002

SCI

      On December 6, 2001, we merged with SCI in a purchase business combination whereby one of our wholly-owned subsidiaries was merged into SCI. Under the terms of the merger, SCI stockholders received 1.36 shares of Sanmina-SCI common stock for each share of SCI common stock. In addition, Sanmina-SCI issued options to purchase shares of Sanmina-SCI common stock in exchange for each issued and outstanding SCI option. The purchase price was allocated as follows:

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

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The SCI purchase price was allocated to the tangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The allocations described above are based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition. The purchase price allocation also includes adjustments to net tangible assets for the closing and consolidation of SCI facilities as a result of the merger. Estimates of fair values were refined during fiscal 2002 and the corresponding adjustments, totaling approximately $47.2 million, were made to the purchase price allocation. During fiscal 2003, an additional $13.8 million adjustment was made to the purchase price allocation.

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

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Alcatel

      In January 2002, Sanmina-SCI entered into an agreement with Alcatel S.A. to purchase manufacturing facilities in Gunzenhausen, Germany, Cherbourg, France, and Toledo, Spain. The purchase of the Gunzenhausen facility was completed in April 2002, the Cherbourg facility purchase was completed in May 2002 and the Toledo facility acquisition was completed in July 2002. In connection with the acquisitions, Sanmina-SCI and Alcatel entered into a multi-year supply agreement covering the products manufactured at these facilities. The net cash purchase price for these transactions was $129.9 million and the transactions were accounted for as purchase business combinations. The purchase prices were allocated to the fair value of net assets acquired, including primarily inventories, equipment and goodwill. The results of operations for fiscal 2002 include the results of these businesses from the respective dates of acquisition. The supply contract with Alcatel did not have a material impact on Sanmina-SCI’s gross margin for fiscal 2003 and 2002.

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

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Acquisitions

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

Fiscal 2001

      In March 2001, Sanmina-SCI acquired Segerström in a pooling-of-interests business combination, a global supplier of integrated enclosure systems headquartered in Sweden. As a result of this acquisition, Sanmina-SCI added 10 manufacturing facilities in Sweden, Finland, Brazil, Hungary, Scotland, and the United States. The transaction was structured as a stock for stock exchange and was accounted for as a pooling of interests. Under the terms of the agreement, each Segerström common share and convertible debenture was converted into approximately 0.4519 shares of Sanmina-SCI common stock and Sanmina-SCI acquired approximately 94% of the outstanding shares of Segerström. Sanmina-SCI has commenced a compulsory acquisition process for the remaining 6% of Segerström’s shares in accordance with Swedish law and business practice. Sanmina-SCI will pay cash for the purchase of shares. As of September 27, 2003, Sanmina-SCI has issued approximately 11.6 million shares of common stock in connection with the acquisition of Segerström.

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

      In August 2001, Sanmina-SCI acquired Alcatel’s manufacturing operations located in Richardson, Texas, for a cash purchase price of $66.4 million. The acquisition was accounted for as a purchase and included a multiyear supply contract, the purchase of a manufacturing facility and the transfer of employees to Sanmina-SCI. The fair value of tangible assets acquired, primarily fixed assets, inventories and accounts receivable, was approximately $46.4 million. The acquisition resulted in goodwill of approximately $20.0 million. Pro forma results of operations have not been presented for this acquisition because its effect was not material. The supply contract with Alcatel did not have a material impact on Sanmina-SCI’s gross margin in fiscal 2003, 2002 or 2001.

Note 8.     Merger and Integration and Restructuring Costs

Merger and Integration Costs

      Integration costs of $10.7 million in fiscal 2003 and $3.7 million in fiscal 2002 represent information technology, or IT, systems integration costs related to the SCI merger. Merger costs of $12.5 million were

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded in 2001 and consisted of merger related fees for investment banking, accounting, legal and related fees and expenses for the Segerström acquisition, which was accounted for using the pooling of interests method.

Restructuring Costs

      In recent periods, we have initiated restructuring plans as a result of the slowdown in the global electronics industry and the worldwide economy. These plans were designed to reduce excess capacity and affected facilities across all services offered in our vertically integrated manufacturing organization. The majority of the restructuring charges recorded as a result of these plans related to facilities located in North America and Europe, and in general, manufacturing activities at these plants were transferred to other facilities.

SFAS No. 146

      Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations when a liability is incurred. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 for fiscal 2003:

		Lease and
	Employee	Contract	Other	Impairment
	Termination	Termination	Restructuring	of Fixed
	Benefits	Costs	Costs	Assets	Total

	(In thousands)

	Cash	Cash	Cash	Non-cash
Balance at September 28, 2002	$—	$—	$—	$—	$—
Charges to operations	5,959	10,323	597	8,085	24,964
Charges utilized	(2,089)	(8,861)	(597)	(8,085)	(19,632)

Balance at September 27, 2003	$3,870	$1,462	$—	$—	$5,332

      In fiscal 2003, we approved actions pursuant to SFAS No. 146 to close and consolidate certain of our manufacturing facilities in North America and Europe as a result of the ongoing slowdown in the electronics industry. We recorded charges to operations of $6.0 million for termination benefits related to the involuntary termination of 1,101 employees, and we utilized charges of approximately $2.1 million as a result of terminating 881 employees. We also recorded charges to operations of $10.3 million for the termination of non-cancelable leases, lease payments for permanently vacated properties and other contract termination costs, and we utilized $8.9 million related to these charges. We incurred charges to operations of $8.1 million in fiscal 2003 for the impairment of excess equipment at the vacated facilities, all of which were utilized as of September 27, 2003. We expect the closing of the plants discussed above as well as other activities related to these exit plans to be completed in fiscal 2004.

EITF 94-3

      Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statements of operations. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 and SFAS No. 112 for fiscal 2001, 2002 and 2003:

	Employee
	Severance		Facilities	Write-off
	and	Restructuring	Shutdown and	Impaired or
	Related	and Other	Consolidation	Redundant
	Expenses	Expenses	Costs	Fixed Assets	Total

	(In thousands)

	Cash	Cash	Cash	Non-cash
Balance at September 30, 2000	$14,742	$832	$—	$—	$15,574
Charges to operations	12,628	4,064	42,487	99,953	159,132
Charges utilized	(19,639)	(4,057)	(5,942)	(99,953)	(129,591)

Balance at September 29, 2001	7,731	839	36,545	—	45,115
Charges to operations	31,100	10,101	31,009	99,585	171,795
Charges utilized	(28,487)	(10,161)	(31,667)	(99,585)	(169,900)

Balance at September 28, 2002	10,344	779	35,887	—	47,010
Charges to operations	18,138	—	31,977	38,400	88,515
Charges utilized	(12,476)	(779)	(51,906)	(38,400)	(103,561)
Reversal of accrual	(6,267)	—	(1,468)	—	(7,735)

Balance at September 27, 2003	$9,739	$—	$14,490	$—	$24,229

Fiscal 2002 Plans

      September 2002 Restructuring. In September 2002, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities in North America, Europe and Asia as a result of the ongoing slowdown in the industry. In fiscal 2002, we recorded charges to operations of $3.1 million for planned employee severance expenses related to the involuntary termination of 540 employees, and we utilized charges of approximately $1.7 million as a result of terminating 144 employees. In fiscal 2002, we also recorded charges to operations of $4.2 million for the shutdown of facilities related to non-cancelable lease payments for permanently vacated properties and other associated costs, and we utilized charges of $110,000 related to the shutdown of these facilities. We also incurred charges to operations of $38.3 million in fiscal 2002 related to asset write-offs for excess equipment and leasehold improvements at facilities that were permanently vacated. In fiscal 2003, we recorded charges to operations of $7.0 million for employee severance expenses related to the expected termination of 265 employees, and $18.1 million for non-cancelable lease payments and related costs for the shutdown of facilities. In fiscal 2003, we also incurred charges to operations of $36.0 million related to the impairment of buildings and excess equipment and leasehold improvements at permanently vacated facilities. We utilized $4.1 million of accrued severance charges and $17.6 million of accrued facilities related charges in fiscal 2003. As of September 27, 2003, 790 employees have been terminated under this exit plan. We expect the closing of the plants discussed above as well as all other activities related to this exit plan to be completed in the fiscal 2004.

      October 2001 Restructuring. In October 2001, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities throughout North America and Europe as a result of the continued slowdown in the industry and economy worldwide. In fiscal 2002, we recorded net charges to operations of $23.6 million for the expected involuntary termination of 2,762 employees associated with these

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plant closures, and utilized charges of approximately $17.7 million. We also incurred net charges to operations of $32.3 million in fiscal 2002 for the shutdown of facilities associated with non-cancelable lease payments for permanently vacated properties, and we utilized approximately $25.7 million of these charges in fiscal 2002. We also incurred charges to operations of $54.0 million in fiscal 2002 related to the write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated, all of which were utilized in fiscal 2002. In fiscal 2003, we recorded charges to operations of $11.1 million for employee severance costs related to the expected involuntary termination of 2,690 employees, and $13.8 million for non-cancelable lease payments and other costs related to the shutdown of facilities. We utilized accrued severance charges of $6.8 million and accrued facilities shutdown related charges of $18.5 million in fiscal 2003. During fiscal 2003 we reversed accrued severance charges of $6.3 million and accrued lease cancellation charges of $700,000 due to lower than estimated settlement costs at three European sites. We also incurred charges of $2.4 million in fiscal 2003 related to write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. As of September 27, 2003, 5,046 employees have been terminated under this exit plan. The closing of the plants discussed above as well as employee terminations and other related activities was substantially completed in fiscal 2003, although final payments of certain accrued costs may not occur until later periods.

Fiscal 2001 Plans

      Segerström Restructuring. In March 2001, we acquired Segerström in a pooling of interests business combination and announced our restructuring plan. During fiscal 2001 and 2002, we recorded net charges to operations of $5.7 million for the involuntary termination of 470 employee positions, and utilized $4.8 million of these charges. During those periods we also recorded charges to operations of $5.2 million related to the consolidation of facilities, of which $1.3 million was utilized. In fiscal 2003, we utilized accrued charges of $600,000 with respect to employee severance and $1.8 million with respect to the shutdown and consolidation of facilities.

      July 2001 Restructuring. In July 2001, we approved a plan to close and merge manufacturing facilities throughout North America and Europe as a result of the ongoing slowdown in the EMS industry. During fiscal 2001 and 2002, we recorded charges to operations of $24.0 million for severance costs for involuntary employee terminations, of which $21.8 million was utilized for the termination of 3,779 employees. During those periods we recorded net charges to operations of $45.2 million for lease payments for permanently vacated properties and other costs related to the shutdown of facilities, of which $23.1 million was utilized. Also during fiscal 2001 and 2002 we recorded and utilized $7.3 million of asset related write-offs of equipment and leasehold improvements to permanently vacated properties. In fiscal 2003, we utilized $947,000 of accrued severance costs related to the termination of 12 employees, $14.0 million of accrued costs related to the shutdown of facilities and $779,000 of other accrued restructuring costs. During fiscal 2003 we reversed accrued facilities costs of $768,000 due to the early termination of related lease. Manufacturing activities at the plants affected by this plan ceased in the fourth quarter of fiscal 2002; however, the leases of the related facilities expire between 2003 and 2010, therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

EITF 95-3

      Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with EITF 95-3. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired entity. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 for fiscal 2002 and 2003:

	Employee	Facilities	Write-off
	Severance and	Shutdown and	Impaired or
	Related	Consolidation	Redundant
	Expenses	Costs	Fixed Assets	Total

	(In thousands)

	Cash	Cash	Non-cash
Balance at September 29, 2001.	$—	$—	$—	$—
Additions to restructuring accrual	104,161	36,078	23,724	163,963
Accrual utilized	(64,207)	(12,519)	(19,643)	(96,369)

Balance at September 28, 2002.	39,954	23,559	4,081	67,594
Additions to restructuring accrual	30,540	7,224	3,251	41,015
Accrual utilized	(36,516)	(16,164)	(7,332)	(60,012)
Reversal of accrual	(23,968)	(1,007)	—	(24,975)

Balance at September 27, 2003.	$10,010	$13,612	$—	$23,622

      The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

      Other Acquisition-Related Restructuring Actions. In the second quarter of fiscal 2003, as part of an insignificant business acquisition completed in December 2002, we closed an acquired manufacturing facility in Texas as of the acquisition date and transferred the business to an existing Sanmina-SCI plant. We recorded and utilized total charges to the restructuring liability of $2.4 million relating to the closure of this plant. The charges consisted of $311,000 for salary related costs for employees participating in the closure of the plant and $2.1 million for excess equipment, all of which were utilized during the year. Also in fourth quarter of fiscal 2003, we recorded charges to the restructuring liability of $7.5 million related to a manufacturing facility in Germany acquired in the third quarter of fiscal 2002. The charges consisted of severance costs for involuntary employee terminations of 210 employees. We utilized $897,000 of the accrued severance in fiscal 2003 to terminate 145 employees.

      SCI Acquisition Restructuring. In December 2001, we merged with SCI in a purchase business combination. As part of the acquisition of SCI, we recorded an assumed liability, based on SCI management’s plan prior to the acquisition in accordance with EITF 94-3, for expected involuntary employee termination costs of approximately $7.4 million for 158 employee positions. As of September 28, 2002, we had utilized approximately $5.5 million of these charges in connection with the termination of 100 employees during the period. In fiscal 2002, we also incurred charges of $2.3 million related to plant consolidations and closures, of which $354,000 was paid during fiscal 2002. In fiscal 2003, we utilized the remaining $1.9 million of accrued severance and $1.9 million of accrued shutdown costs related to plant consolidations and closures. We do not expect any further activity under this exit plan.

      As part of the acquisition of SCI, we also recorded charges to the restructuring liability of $96.8 million during fiscal 2002 consisting of planned involuntary employee termination costs for 7,143 employees. We utilized $58.7 million in charges with respect to the termination of 6,446 employees during fiscal 2002. During fiscal 2002 we also incurred net charges to the restructuring liability of $33.8 million for restructuring costs related to lease payments for permanently vacated properties and other costs, and utilized approximately $12.1 million of these charges. We incurred charges to restructuring liability of $23.7 million of asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated, of which $19.6 million were utilized in fiscal 2002. In fiscal 2003, we recorded restructuring charges of $22.8 million for severance costs related to the involuntary termination of 820 employees, and utilized

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$33.4 million for 2,042 employee terminations. During fiscal 2003, we reversed a total of $24.0 million of accrued severance costs, approximately $18.4 million of which was due to lower than anticipated settlement costs at a major European manufacturing site, and approximately $5.6 million of which related to two plants that were not closed as initially planned due to a change in business requirements. As of September 27, 2003, 8,488 employees had been terminated under this exit plan. In fiscal 2003, we also recorded restructuring charges of $7.2 million for lease payments for permanently vacated properties and other costs, and we utilized approximately $14.2 million of facilities-related accruals. We also reversed $1.0 million of accrued facilities shutdown costs due to lower than estimated costs at various sites. In fiscal 2003, we also recorded $1.2 million for the impairment of excess equipment at closed plants. The closing and consolidation of the plants discussed above as well as involuntary employee terminations were substantially completed in fiscal 2003, although final payments of certain accrued costs may not occur until later periods.

Ongoing Restructuring Activities

      We continue to rationalize manufacturing facilities and headcount to better scale capacity to current market and operating conditions. In connection therewith, we will incur additional restructuring charges in fiscal year 2004 pursuant to our phase two restructuring plan which was approved by management in the fourth quarter of fiscal 2002. We expect to incur up to approximately $250.0 million, plus or minus 10%, of restructuring costs pursuant to this plan, of which approximately $50.0 million was incurred in the fourth quarter of fiscal 2002 and approximately $95.9 million was incurred in fiscal 2003, as more fully described in the preceding paragraphs. The costs will consist of both cash and non-cash charges.

Note 9.     Stockholders’ Equity

      Common Stock. In January 2001, Sanmina-SCI effected a two-for-one stock split payable in the form of a dividend. Accordingly, all share and per share data has been adjusted to retroactively reflect the stock split.

      Treasury Stock. In September 2001, Sanmina-SCI’s Board of Directors authorized Sanmina-SCI to repurchase up to 5% of the outstanding common stock at market price. The timing of the stock purchases is at the discretion of management. As of September 27, 2003, Sanmina-SCI had purchased approximately 17.3 million shares for a total cost of approximately $141.3 million.

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

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Options vest as determined by the Compensation Committee of the Board of Directors and in no event may an option have a term exceeding ten years from the date of the grant. Option activity under the Sanmina-SCI option plans is as follows:

		Weighted
		Average
	Shares	Exercise Price

Balance at September 30, 2000	31,223,654	$13.31
2000 Plan	610,000	28.29
Granted	6,173,326	25.51
Exercised	(4,052,338)	9.76
Cancelled	(2,352,286)	27.27

Balance at September 29, 2001	31,602,356	15.71
SCI Plan	12,798,144	18.11
Granted	16,753,986	9.60
Exercised	(1,165,748)	7.20
Cancelled	(5,576,974)	21.37

Balance at September 28, 2002	54,411,764	13.99
Granted	23,114,998	8.43
Exercised	(1,021,818)	3.80
Cancelled	(23,650,334)	19.67

Balance at September 27, 2003	52,854,610	$7.29

      On February 3, 2003, Sanmina-SCI implemented a voluntary stock option exchange program, whereby eligible employees could exchange their outstanding options to purchase shares of common stock with an exercise price per share of $11.00 or more granted under the Company’s employee stock option plans. The exchange program allowed employees to choose whether to keep their current stock options at their current price, or to rescind those options in exchange for a new option for the same number of shares to be granted on or about September 12, 2003. The new options have terms and conditions that are substantially the same as those of the cancelled options. Non-employee members of the board of directors and executive officers were not eligible for the exchange program. The total number of shares exchanged under this stock option exchange

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

program was 20,648,641. The average price per share of the options cancelled was $20.59 and the new option price granted under this exchange program was $8.85 per share.

      The following table summarizes information regarding stock options outstanding under the Sanmina-SCI option plans at September 27, 2003:

				Option Vested and
Options Outstanding				Exercisable

Range of		Weighted Average	Weighted		Weighted
Weighted	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price

$1.08 - $4.07	11,213,424	5.78	$3.30	5,997,961	$2.76
$4.08 - $4.13	19,880,116	9.95	$4.13	2,481,862	$4.13
$4.16 - $10.27	13,041,394	5.48	$7.60	9,708,546	$7.23
$10.30 - $56.57	8,719,676	6.53	$19.16	6,030,698	$18.88

$1.08 - $56.57	52,854,610	7.40	$7.29	24,219,067	$8.71

      The number of exercisable options and the weighted average exercise price as of September 28, 2002 and September 29, 2001 were 28,111,573 shares at $12.77 per share and 17,638,780 shares at $10.04 per share, respectively. The weighted average fair values of options granted by Sanmina-SCI during fiscal 2003, 2002, and 2001 was $2.22, $6.00, and $22.46 per share, respectively.

      Sanmina-SCI Employee Stock Purchase Plan. Employees participated in the 1993 Employee Stock Purchase Plan (the “1993 ESPP”) from its inception in April 1993 until the 1993 ESPP terminated pursuant to its own terms in March 2003. In fiscal 2003, the Board of Directors and stockholders of the Company approved the 2003 Employee Stock Purchase Plan (the “2003 ESPP”), which replaced the 1993 ESPP. The total number of shares of common stock available to be issued under the 2003 ESPP is 9,000,000. Under the 1993 ESPP and the 2003 ESPP, employees may purchase, on a periodic basis, a limited number of shares of common stock through payroll deductions over a six-month period. The per share purchase price is 85% of the fair market value of the stock at the beginning or end of the offering period, whichever is lower. As of September 27, 2003, 14,197,220 shares had been issued under the 1993 ESPP and no shares had been issued under the 2003 ESPP.

      Authorized Shares. As of September 27, 2003, Sanmina-SCI has reserved the following shares of authorized but unissued common stock:

Convertible subordinated debt	20,113,000
Stock option plans	99,335,807
Employee stock purchase plan	9,000,000

128,448,807

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Income Taxes

      The provision (benefit) for income taxes is based upon income (loss) before income taxes as follows:

	Year Ended

	September 27,	September 28,	September 29,
	2003	2002	2001

	(In thousands)
Income(loss) before income taxes
Domestic	$(219,006)	$(438,347)	$88,549
International	20,799	(2,376,545)	(5,757)

	$(198,207)	$(2,814,892)	$82,792

      The provision (benefit) for income taxes consists of the following:

	Year Ended

	September 27,	September 28,	September 29,
	2003	2002	2001

	(In thousands)
Federal
Current	$(47,700)	$(132,802)	$102,182
Deferred	(43,726)	36,828	(65,942)

State	(91,426)	(95,974)	36,240

Current	—	—	12,673
Deferred	(8,058)	(23,434)	(7,783)

	(8,058)	(23,434)	4,890

Foreign taxes
Current	33,191	(13,019)	1,216
Deferred	5,243	14,288	—

	38,434	1,269	1,216

Total provision (benefit) for income taxes	$(61,050)	$(118,139)	$42,346

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the deferred income tax assets and liabilities are as follows:

	As of

	September 27,	September 28,
	2003	2002

	(In thousands)
Current deferred tax assets:
Reserves and accruals not currently deductible	$305,883	$359,829
Net operating loss carryforwards	98,545	26,906
Deferred compensation	9,043	9,902
Other	47,198	4,841

Total current deferred income tax asset	460,669	401,478
Valuation allowance	(39,191)	(89,294)

Net current deferred income tax asset	$421,478	$312,184

Noncurrent deferred tax assets and liabilities:
Deferred tax assets:
Acquisition related intangibles	$45,686	$64,668

Gross noncurrent deferred tax asset	$45,686	$64,668

Deferred tax liabilities:
Depreciation differences	(63,336)	(5,644)
Foreign earnings	(72,577)	(73,299)
Other	(67)	(2,909)

Gross noncurrent deferred tax liability	$(135,980)	$(81,852)

Net noncurrent deferred tax liability	$(90,294)	$(17,184)

      In accordance with SFAS No. 109 “Accounting for Income Taxes”, Sanmina-SCI believes it is more likely than not that Sanmina-SCI will not realize a portion of the benefits of certain deferred tax assets, and accordingly, has provided a valuation allowance for them. Approximately $6.2 million of the valuation allowance at September 27, 2003 relates to deferred tax assets acquired in connection with the merger with SCI (see Note 7). Any portion of this amount for which tax benefits are subsequently recognized will be allocated to reduce goodwill.

      Sanmina-SCI has no present intention of remitting undistributed earnings of foreign subsidiaries aggregating approximately $267.7 million as of September 27, 2003, and, accordingly, no deferred tax liability has been established relative to these earnings.

      The cumulative net operating loss carryforward as of September 27, 2003 consists of approximately $55.0 million of federal net operating loss and $243.0 million of foreign net operating loss. The majority of the net operating loss carryforward will begin expiring in 2014.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is a reconciliation of statutory federal tax rate to the effective tax rate resulting from the computation of the provision (benefit) for income taxes:

	Year Ended

	September 27,	September 28,	September 29,
	2003	2002	2001

Federal tax at statutory rate	(35.00)%	(35.00)%	35.00%
State income taxes, net of federal benefit	(0.66)	(0.83)	4.16
Foreign income (loss) at other than U.S. rates	(5.00)	6.74	(2.95)
Effect of non-deductible goodwill impairment and amortization	—	23.15	16.76
Foreign sales benefit	(0.66)	(0.40)	(4.11)
Tax credits	0.88	—	(0.83)
Change in valuation allowance	10.24	1.93	3.86
Merger and acquisition costs	—	—	1.16
Other	(0.60)	0.21	(1.90)

Provision (benefit) for income taxes	(30.80)%	(4.20)%	51.15%

Note 11.	Business Segment, Geographic and Customer Information

      SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance.

      Sanmina-SCI’s chief operating decision maker is the Chief Operating Officer. Based on the evaluation of financial information by the Chief Operating Officer, management currently believes that Sanmina-SCI operates in two geographic segments, domestic (U.S.A.) and international operations. Revenues are attributable to the country in which the product is manufactured. For fiscal year 2003 and 2002, one foreign country, Mexico, represented greater than 10% of net sales on a consolidated basis. Revenue derived from our Mexican operations was approximately $1.9 billion for fiscal year 2003 and $923.8 million for the fiscal year 2002. As of September 27, 2003, long-lived assets related to our operations in Mexico accounted for 12.6% of consolidated long-lived assets. No other foreign country’s assets accounted for more than 10% of consolidated long-lived assets as of September 27, 2003. As of September 28, 2002, no foreign country’s assets exceeded 10% of consolidated long-lived assets. Each segment manufactures, tests and services a full spectrum of complex printed circuit boards, custom backplane interconnect devices, and electronic assembly services. The chief operating decision maker evaluates performance based upon each segment’s operating income. Operating income is defined as income before interest income (expense), other income (expense) and income taxes.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes financial information by geographic segment:

	Year Ended

	September 27,	September 28,	September 29,
	2003(1)	2002(2)(3)	2001

	(In thousands)
Net sales
Domestic	$3,150,340	$3,875,001	$3,067,208
International	7,211,094	4,886,629	986,840

Total	$10,361,434	$8,761,630	$4,054,048

Operating income (loss)
Domestic	$(142,886)	$(421,582)	$108,638
International	65,010	(2,342,601)	(45,165)

Total	$(77,876)	$(2,764,183)	$63,473

(1)	Includes an impairment of long-lived assets loss of $ 95.6 million.

(2)	Includes goodwill impairment loss of $2.7 billion.

(3)	On December 6, 2001, we acquired SCI in a purchase business combination. The consolidated financial statements include the operating results of SCI from December 3, 2001, the accounting period close nearest to the acquisition date of December 6, 2001.

	As of

	September 27,	September 28,	September 29,
	2003	2002	2001

	(in thousands)
Long-lived assets (excludes goodwill and intangibles):
Domestic	$457,391	$643,227	$604,474
International	565,616	566,965	158,167

Total	$1,023,007	$1,210,192	$762,641

Depreciation and amortization:
Domestic	$115,687	$150,342	$149,055
International	106,913	99,230	31,738

Total	$222,600	$249,572	$180,793

Capital expenditures:
Domestic	$41,850	$36,414	$156,269
International	28,897	56,577	31,262

Total	$70,747	$92,991	$187,531

      Although Sanmina-SCI seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina-SCI’s net sales. During fiscal 2003, 2002, and 2001, sales to Sanmina-SCI’s ten largest customers accounted for 68.5%, 65.8%, and 51.1%, respectively, of Sanmina-SCI’s consolidated net sales. In fiscal 2003, sales to Sanmina-SCI’s two largest customers accounted for 28.8% and 9.6%, respectively of Sanmina-SCI’s net sales and included sales reported in both domestic and international segments. In fiscal 2002, sales to Sanmina-SCI’s two largest customers represented 18.0% and 15.8%,

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, of Sanmina-SCI’s net sales and included sales reported in both the domestic and international segments. In fiscal 2001, no single customer individually accounted for 10.0% or more of net sales.

Note 12.	Supplemental Guarantors Condensed Consolidating Financial Information

      On December 23, 2002, Sanmina-SCI issued $750.0 million of its 10.375% Notes as part of a refinancing transaction. See Note 3 for a more complete description of the 10.375% Notes.

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

      The following condensed consolidating financial information presents: the condensed consolidating balance sheets as of September 27, 2003 and September 28, 2002, and the condensed consolidating statements of operations and statements of cash flows for fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001, of (a) Sanmina-SCI, the parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Sanmina-SCI with the guarantor subsidiaries and the non-guarantor subsidiaries; and (e) Sanmina-SCI, the guarantor subsidiaries and the non-guarantor subsidiaries on a consolidated basis.

      Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany sales.

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 27, 2003

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$391,116	$112,162	$540,572	$—	$1,043,850
Short-term investments	39,131	—	7	—	39,138
Accounts receivable, net	98,777	204,491	1,273,124	—	1,576,392
Accounts receivable — intercompany	514,064	—	—	(514,064)	—
Inventories	120,761	234,618	622,420	—	977,799
Deferred income taxes	121,323	191,046	109,109	—	421,478
Prepaid expenses and other	21,503	34,088	63,076	(8,805)	109,862

Total current assets	1,306,675	776,405	2,608,308	(522,869)	4,168,519

Property, plant and equipment, net	197,498	161,241	544,129	—	902,868
Long-term investments	142	5,005	10,467	—	15,614
Goodwill	21,448	1,206,706	995,268	—	2,223,422
Intercompany accounts	739,947	503,560	—	(1,243507)	—
Investment in subsidiaries	2,668,072	1,389,193	—	(4,057,265)	—
Deposits and other	72,154	52,923	59,503	(44,747)	139,833

Total assets	$5,005,936	$4,095,033	$4,217,675	$(5,868,388)	$7,450,256

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$446	$246	$2,797	$—	$3,489
Accounts payable	127,952	353,210	1,025,836	—	1,506,998
Accounts payable — intercompany	—	417,589	96,475	(514,064)	—
Accrued liabilities	145,963	107,490	150,258	(8,805)	394,906
Accrued payroll and related benefits	39,483	21,676	69,501	—	130,660

Total current liabilities	313,844	900,211	1,344,867	(522,869)	2,036,053

Long-term liabilities:
Long-term debt, net of current portion	1,354,616	519,128	51,886	—	1,925,630
Intercompany accounts — noncurrent	—	—	1,243,507	(1,243,507)	—
Deferred income tax liability	—	135,041	—	(44,747)	90,294
Other	14,222	45,043	15,760	—	75,025

Total long-term liabilities	1,368,838	699,212	1,311,153	(1,288,254)	2,090,949

Stockholders’ equity:
Common stock	5,304	15,681	460,142	(475,823)	5,304
Other stockholders’ equity accounts	3,317,950	2,479,929	1,101,513	(3,581,442)	3,317,950

Total stockholders’ equity	3,323,254	2,495,610	1,561,655	(4,057,265)	3,323,254

Total liabilities and stockholders’ equity	$5,005,936	$4,095,033	$4,217,675	$(5,868,388)	$7,450,256

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended September 27, 2003

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
Net sales	$820,585	$3,535,193	$7,621,291	$(1,615,635)	$10,361,434
Cost of sales	792,733	3,378,591	7,343,275	(1,615,635)	9,898,964

Gross profit	27,852	156,602	278,016	—	462,470

Operating expenses:
Selling, general and administrative and research and development	60,237	112,816	148,633	—	321,686
Amortization of intangibles	1,416	5,180	—	—	6,596
Write down of long-lived assets	19,261	52,219	24,120	—	95,600
Merger and integration costs	—	6,775	3,945	—	10,720
Restructuring costs	44,839	24,808	36,097	—	105,744

Total operating expenses	125,753	201,798	212,795	—	540,346

Operating income (loss)	(97,901)	(45,196)	65,221	—	(77,876)
Interest income	7,256	5,811	4,633	—	17,700
Interest expense	(99,511)	(18,761)	(11,991)	—	(130,263)
Interest income (expense) — intercompany	12,048	11,364	(23,412)	—	—
Other income (expense)	(24,306)	23,023	(6,485)	—	(7,768)

Other Income (expense), net	(104,513)	21,437	(37,255)	—	(120,331)

Income (loss) before provision (benefit) for income taxes and equity in loss of subsidiaries	(202,414)	(23,759)	27,966	—	(198,207)
Provision (benefit) for income taxes	(76,503)	(3,279)	18,732	—	(61,050)
Equity in income (loss) of subsidiaries	(11,246)	1,001	—	10,245	—

Net income (loss)	$(137,157)	$(19,479)	$9,234	$10,245	$(137,157)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended September 27, 2003

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
Cash provided by (used for) operating activities	$(34,757)	$93,057	$493,155	$—	$551,455
Cash flows from investing activities:
Purchases of short-term investments	(90,982)	—	—	—	(90,982)
Proceeds from maturities of short-term investments	151,687	—	—	—	151,687
Purchases of long term investment	(500)	—	—	—	(500)
Purchases of property, plant and equipment	(23,016)	(18,834)	(28,897)	—	(70,747)
Proceeds from sale of property, plant and equipment	2,920	14,378	9,802	—	27,100
Cash paid for businesses acquired, net	—	(24,503)	(199,245)	—	(223,748)

Cash provided by (used for) investing activities	40,109	(28,959)	(218,340)	—	(207,190)

Cash flows from financing activities:
Repurchase of convertible notes	(400,717)	(41,248)	—	—	(441,965)
Proceeds from notes and credit facilities, net	983,137	—	5,398	—	988,535
Payment on line of credit, net	(400,650)	(202,430)	(3,112)	—	(606,192)
Payments of long-term debt	(283,210)	(510)	(40,790)	—	(324,510)
Proceeds from sale of common stock, net of issuance costs	13,585	—	—	—	13,585
Proceeds from (repayment of) intercompany debt	18,827	157,682	(176,509)	—	—

Cash used for financing activities	(69,028)	(86,506)	(215,013)	—	(370,547)

Effect of exchange rate changes	—	—	5,598	—	5,598
Increase (decrease) in cash and cash equivalents	(63,676)	(22,408)	65,400	—	(20,684)
Cash and cash equivalents at beginning of period	454,792	134,570	475,172	—	1,064,534

Cash and cash equivalents at end of period	$391,116	$112,162	$540,572	$—	$1,043,850

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 28, 2002

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$454,792	$134,570	$475,172	$—	$1,064,534
Short-term investments	99,140	—	—	—	99,140
Accounts receivable, net	10,138	69,974	1,314,403	—	1,394,515
Accounts receivable — intercompany	—	326,380	—	(326,380)	—
Inventories	147,195	324,025	651,796	—	1,123,016
Deferred income taxes	85,944	193,645	32,595	—	312,184
Prepaid expenses and other	42,742	26,901	100,646	(4,640)	165,649

Total current assets	839,951	1,075,495	2,574,612	(331,020)	4,159,038

Property, plant and equipment, net	160,660	347,196	576,598	—	1,084,454
Long-term investments	53,918	4,992	15,045	—	73,955
Goodwill	20,831	1,192,374	888,445	—	2,101,650
Intercompany accounts	1,499,912	—	—	(1,499,912)	—
Investment in subsidiaries	2,659,139	1,359,304	—	(4,018,443)	—
Deposits and other	32,357	58,179	82,679	(74,255)	98,960

Total assets	$5,266,768	$4,037,540	$4,137,379	$(5,923,630)	$7,518,057

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$26,339	$343	$239,217	$—	$265,899
Accounts payable	129,688	391,677	758,086	—	1,279,451
Accounts payable — intercompany	237,058	—	89,322	(326,380)	—
Accrued liabilities	48,573	158,009	164,558	(4,640)	366,500
Accrued payroll and related benefits	34,552	32,123	75,464	—	142,139

Total current liabilities	476,210	582,152	1,326,647	(331,020)	2,053,989

Long-term liabilities:
Long-term debt, net of current portion	1,356,485	567,382	51,464	—	1,975,331
Intercompany accounts — noncurrent	—	271,383	1,228,529	(1,499,912)	—
Deferred income tax liability	10,332	81,107	—	(74,255)	17,184
Other	9,026	35,694	12,118	—	56,838

Total long-term liabilities	1,375,843	955,566	1,292,111	(1,574,167)	2,049,353

Stockholders’ equity:
Common stock	5,254	16,055	404,495	(420,550)	5,254
Other stockholders’ equity accounts	3,409,461	2,483,767	1,114,126	(3,597,893)	3,409,461

Total stockholders’ equity	3,414,715	2,499,822	1,518,621	(4,018,443)	3,414,715

Total liabilities and stockholders’ equity	$5,266,768	$4,037,540	$4,137,379	$(5,923,630)	$7,518,057

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended September 28, 2002

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
Net sales	$921,681	$3,650,118	$5,345,894	$(1,156,063)	$8,761,630
Cost of sales	862,396	3,503,052	5,177,544	(1,156,063)	8,386,929

Gross profit	59,285	147,066	168,350	—	374,701

Operating expenses:
Selling, general and administrative and research and development	73,862	104,684	109,079	—	287,625
Amortization of intangibles	433	4,734	590	—	5,757
Goodwill impairment	68,010	230,990	2,371,000	—	2,670,000
Merger and integration costs	—	3,707	—	—	3,707
Restructuring costs	42,592	98,921	30,282	—	171,795

Total operating expenses	184,897	443,036	2,510,951	—	3,138,884

Operating loss	(125,612)	(295,970)	(2,342,601)	—	(2,764,183)
Interest income	18,279	2,706	4,307	—	25,292
Interest expense	(54,411)	(15,910)	(27,512)	—	(97,833)
Interest income (expense) — intercompany	(11,993)	(54,487)	66,480	—	—
Other income (expense)	24,016	3,598	(5,782)	—	21,832

Other income (expense), net	(24,109)	(64,093)	37,493	—	(50,709)

Loss) before benefit for income taxes and equity in loss of subsidiaries	(149,721)	(360,063)	(2,305,108)	—	(2,814,892)
Benefit for income taxes	(50,800)	(44,654)	(22,685)	—	(118,139)
Equity in loss of subsidiaries	(2,597,832)	(2,170,747)	—	4,768,579	—

Net loss	$(2,696,753)	$(2,486,156)	$(2,282,423)	$4,768,579	$(2,696,753)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended September 28, 2002

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
Cash provided by operating activities	$65,644	$261,456	$496,219	$—	$823,319
Cash flows from investing activities:
Purchases of short-term investments	(488,652)	—	—	—	(488,652)
Proceeds from maturities of short-term investments	1,202,903	—	—	—	1,202,903
Purchases of property, plant and equipment	(17,544)	(2,122)	(73,325)	—	(92,991)
Proceeds from sale of property, plant and equipment	643	2,765	565	—	3,973
Cash paid for businesses acquired, net	—	(70,059)	(249,882)	—	(319,941)

Cash provided by (used for) investing activities	697,350	(69,416)	(322,642)	—	305,292

Cash flows from financing activities:
Repurchase of convertible notes	(125,466)	—	—	—	(125,466)
Proceeds from notes and credit facilities, net	1,424,000	204,300	15,182	—	1,643,482
Payments of long-term debt	(1,022,229)	(990,535)	(40,203)	—	(2,052,967)
Proceeds from sale of common stock, net of issuance costs	17,545	—	—	—	17,545
Repurchase of common stock	(116,344)	—	—	—	(116,344)
Proceeds from (repayment of) intercompany debt	(981,682)	721,288	260,394	—	—

Cash provided by (used for) financing activities	(804,176)	(64,947)	235,373	—	(633,750)

Effect of exchange rate changes	—	—	2,024	—	2,024
Increase (decrease) in cash and cash equivalents	(41,182)	127,093	410,974	—	496,885
Cash and cash equivalents at beginning of period	495,974	7,477	64,198	—	567,649

Cash and cash equivalents at end of period	$454,792	$134,570	$475,172	$—	$1,064,534

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended September 29, 2001

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
Net sales	$1,437,917	$1,359,702	$1,466,378	$(209,949)	$4,054,048
Cost of sales	1,325,532	1,114,258	1,282,738	(209,949)	3,512,579

Gross profit	112,385	245,444	183,640	—	541,469

Operating expenses:
Selling, general and administrative and research and development	67,569	98,717	73,397	—	239,683
Amortization of goodwill and intangibles	1,839	14,134	10,377	—	26,350
Goodwill impairment	—	22,394	—	—	22,394
Write down of long lived assets	—	17,914	—	—	17,914
Merger and integration costs	5,600	—	6,923	—	12,523
Restructuring costs	43,486	75,091	40,555	—	159,132

Total operating expenses	118,494	228,250	131,252	—	477,996

Operating income (loss)	(6,109)	17,194	52,388	—	63,473
Interest income	68,512	187	3,634	—	72,333
Interest expense	(48,253)	(1,279)	(5,686)	—	(55,218)
Interest income (expense) — intercompany	9,401	2,782	(12,183)	—	—
Other income (expense)	5,716	(4,074)	562	—	2,204

Other income (expense), net	35,376	(2,384)	(13,673)	—	19,319

Income before provision for income taxes and equity in income of subsidiaries	29,267	14,810	38,715	—	82,792
Provision for income taxes	14,854	9,562	17,930	—	42,346
Equity in income of subsidiaries	26,033	8,451	—	(34,484)	—

Net income	$40,446	$13,699	$20,785	$(34,484)	$40,446

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended September 29, 2001

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
Cash provided by operating activities	$36,276	$210,368	$154,883	$—	$401,527
Cash flows from investing activities:
Purchases of short-term investments	(2,078,081)	—	—	—	(2,078,081)
Proceeds from maturities of short-term investments	1,530,493	—	—	—	1,530,493
Purchases of long-term investments	(18,063)	—	(24,534)	—	(42,597)
Purchases of property, plant and equipment	(36,919)	(84,605)	(66,007)	—	(187,531)
Proceeds from sale of property, plant and equipment	3,957	—	—	—	3,957
Cash paid for businesses acquired, net	—	(67,667)	(4,000)	—	(71,667)

Cash used for investing activities	(598,613)	(152,272)	(94,541)	—	(845,426)

Cash flows from financing activities:
Payments on line of credit, net	—	—	(2,602)	—	(2,602)
Proceeds from notes and credit facilities, net	8,529	—	—	—	8,529
Proceeds from (payments of) long-term debt	(14,186)	(1,650)	1,503	—	(14,333)
Additions to (payment of) long-term liabilities	(6,555)	5,000	—	—	(1,555)
Proceeds from sale of common stock, net of issuance costs	57,211	—	—	—	57,211
Repurchase of common stock	(24,929)	—	—	—	(24,929)
Proceeds from (repayment of) intercompany debt	115,024	(80,876)	(34,148)	—	—

Cash provided by (used for) financing activities	135,094	(77,526)	(35,247)	—	22,321

Effect of exchange rate changes	—	—	(9,015)	—	(9,015)
Increase (decrease) in cash and cash equivalents	(427,243)	(19,430)	16,080	—	(430,593)
Cash and cash equivalents at beginning of period	923,217	26,907	48,118	—	998,242

Cash and cash equivalents at end of period	$495,974	$7,477	$64,198	$—	$567,649

FINANCIAL STATEMENT SCHEDULE

      The financial statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SANMINA-SCI CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged
	Beginning of	(Credited) to	SCI/Other	Charges	Balance at End
	Period	Operations	Mergers	Utilized	of Period

	(In thousands)
Allowance for Doubtful Accounts
Fiscal year ended September 29, 2001	$27,832	$29,727	$—	$(8,954)	$48,605
Fiscal year ended September 28, 2002	48,605	(1,421)	58,606	(19,566)	86,224
Fiscal year ended September 27, 2003	86,224	(11,682)	—	(23,211)	51,331
Restructuring Reserves
Fiscal year ended September 29, 2001	$15,574	159,132	—	(129,591)	45,115
Fiscal year ended September 28, 2002	45,115	171,795	163,963	(266,269)	114,604
Fiscal year ended September 27, 2003	114,604	105,744	16,040	(183,205)	53,183

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANMINA-SCI CORPORATION
(Registrant)

By:	/s/ JURE SOLA

Jure Sola
Chairman and Chief Executive Officer

Date: December 8, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JURE SOLA Jure Sola	Chief Executive Officer and Director (Principal Executive Officer)	December 8, 2003

/s/ RICK R. ACKEL Rick R. Ackel	Chief Financial Officer (Principal Financial and Accounting Officer)	December 8, 2003

/s/ A. EUGENE SAPP, JR. A. Eugene Sapp, Jr.	Director	December 8, 2003

/s/ RANDY W. FURR Randy W. Furr	Director	December 8, 2003

/s/ NEIL BONKE Neil Bonke	Director	December 8, 2003

/s/ JOHN BOLGER John Bolger	Director	December 8, 2003

/s/ MARIO M. ROSATI Mario M. Rosati	Director	December 8, 2003

/s/ WAYNE SHORTRIDGE Wayne Shortridge	Director	December 8, 2003

/s/ PETER J. SIMONE Peter J. Simone	Director	December 8, 2003

Signature	Title	Date

/s/ BERNARD VONDERSCHMITT Bernard Vonderschmitt	Director	December 8, 2003

/s/ JACKIE M. WARD Jackie M. Ward	Director	December 8, 2003

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3	.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3	.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001
3	.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.2		Amended and Restated Bylaws of the Registrant, dated December 1, 2003.
4	.2(6)	Preferred Stock Rights Agreement, dated as of May 17, 2001 between the Registrant and Wells Fargo National Bank, Minnesota, N.A., including the form of Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C.
4	.3(7)	Indenture dated July 22, 1999, between the Registrant and Wells Fargo Bank, N.A. as Trustee
4	.4(8)	Indenture dated September 12, 2000, between the Registrant and Wells Fargo Bank, N.A. as Trustee.
4	.5(9)	Subordinated Indenture dated March 15, 2000, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee (“Subordinated Indenture”).
4	.5.1(10)	Supplemental Indenture No. 1 to the Subordinated Indenture, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee.
4	.5.2(5)	Supplemental Indenture No. 2 to the Subordinated Indenture, by and among SCI Systems, Inc., Sanmina Corporation, as Guarantor, and Bank One Trust Company, National Association, as Trustee.
4	.6(27)	Credit and Guaranty Agreement, dated as of December 23, 2002, among the Registrant, certain Subsidiaries of the Registrant from time to time party thereto, the Lenders from time to time party thereto, Goldman Sachs Credit Partners L.P. as Lead Arranger, Sole Book Runner, Syndication Agent and Administrative Agent and LaSalle Business Credit, Inc., as Collateral Agent and Documentation Agent.
4	.7(28)	Indenture, dated as of December 23, 2002, among the Registrant, the Guarantors Party thereto and State Street Bank and Trust Company California, N.A., as trustee.
4	.8(29)	Exchange and Registration Rights Agreement dated December 23, 2002 among the Registrant, the subsidiaries of the Registrant party thereto, and the Purchasers party thereto.
4	.9(30)	Intercreditor Agreement, dated as of December 23, 2002, by and among, as second lien collateral trustees, LaSalle Business Credit, Inc., as collateral agent, State Street Bank and Trust Company of California, N.A. and each New First Lien Claimholder Representative which may become a party from time to time, and the Registrant.
4	.10(31)	Sanmina-SCI Corporation Second Lien Collateral Trust Agreement, dated as of December 23, 2002, by and among the Registrant, the subsidiaries of the Registrant party thereto and State Street Bank and Trust Company of California, N.A., as second lien collateral trustee.
4	.11(35)	Amendment No. 1 to the Credit and Guaranty Agreement, dated as of June 30, 2003, among the Registrant, each of the Guarantors listed on the signature pages thereto, the Lenders party thereto, Goldman Sachs Credit Partners, L.P., as Administrative Agent, and LaSalle Business Credit, LLC (as successor by merger to LaSalle Business Credit, Inc.), as Collateral Agent.
10	.2(11)	Amended 1990 Incentive Stock Plan.
10	.3(12)	1993 Employee Stock Purchase Plan.
10	.29(13)	1999 Stock Plan.
10	.29.1(5)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.

Exhibit
Number		Description

10	.30(14)	1995 Director Option Plan.
10	.31(15)	1996 Supplemental Stock Plan.
10	.32(16)	Hadco Corporation 1998 Stock Plan, as Amended and Restated March 3, 1999.
10	.33(17)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated July 1, 1998.
10	.34(18)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated April 7, 1998.
10	.35(19)	SCI Systems, Inc. 1994 Stock Option Incentive Plan.
10	.36(20)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10	.37(21)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10	.42(22)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10	.43(23)	Employment Agreement, dated July 13, 2001, between the Registrant, SCI Systems, Inc. and A. Eugene Sapp, Jr.
10	.45(24)	Agreement and Plan of Reorganization, dated July 13, 2001 (as amended and restated), by and among the Registrant, Sun Acquisition Subsidiary, Inc. and SCI Systems, Inc.
10	.49(5)	Deferred Compensation Plan for Outside Directors.
10	.50(5)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10	.50.1(5)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).
10	.51(32)	Executive Deferred Compensation Plan
10	.52(33)	Amendment Agreement dated December 5, 2002 to the Employment
10	.53(34)	Agreement dated September 30, 2001 between the Registrant, SCI Systems, Inc. and A. Eugene Sapp, Jr. 2003 Employee Stock Purchase Plan.
14.1		Sanmina-SCI Corporation Code of Business Conduct and Ethics
16	.1(25)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated April 22, 2002.
16	.2(25)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 17, 2002.
16	.3(25)	Letter from Ernst & Young LLP to the Securities and Exchange Commission dated May 30, 2002.
21.1		Subsidiaries of the Registrant.
23.1		Consent of KPMG LLP, independent auditors.
31.1		Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99	.1(26)	Sanmina-SCI Corporation Press Release issued April 18, 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.

(3)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2001, filed with the SEC on December 21, 2001.

(4)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on August 10, 2001.

(5)	Incorporated by reference to the Registrants’ Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.

(6)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A, filed with the SEC on May 25, 2001.

(7)	Incorporated by reference to Exhibit 25.1 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on July 30, 1999.

(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on November 20, 2000.

(9)	Incorporated by reference to Exhibit 2.2 to SCI Systems, Inc.’s Registration Statement on Form 8-A12B, SEC File No. 001-12821, filed with the SEC on March 9, 2000.

(10)	Incorporated by reference to Exhibit 41 to SCI Systems, Inc.’s Report on Form 8-K, SEC File No. 001-12821, filed with the SEC on April 5, 2000.

(11)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K, SEC File No. 000-21272, filed with the SEC on December 29, 1994.

(12)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.

(13)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Report on Form S-8, filed with the SEC on May 25, 1999.

(14)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.

(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.

(16)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(17)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(18)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(19)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(20)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(21)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(22)	Incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.

(23)	Incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on August 10, 2001.

(24)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on August 10, 2001.

(25)	Incorporated by reference to Exhibit 16 to the Registrant’s Report on Form 8-K, filed with the SEC on April 23, 2002.

(26)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K, filed with the SEC on April 23, 2002.

(27)	Incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(28)	Incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(29)	Incorporated by reference to Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(30)	Incorporated by reference to Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(31)	Incorporated by reference to Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(32)	Incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(33)	Incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(34)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on April 23, 2003.

(35)	Incorporated by reference to Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2003, filed August 11, 2003.