Form 10-Q
period 2003-12-27
SANMINA-SCI CORP
filed 2004-02-09
CIK 897723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2003

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchangle Act).     Yes ☑          No ☐

      As of February 4, 2004, there were 518,811,103 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	December 27,	December 28,
	2003	2002

	(In thousands,
	except per share data)
	(Unaudited)
Net sales	$2,970,281	$2,536,961
Cost of sales	2,829,090	2,428,004

Gross profit	141,191	108,957

Operating expenses:
Selling, general and administrative	77,046	81,101
Research and development	6,899	2,191
Amortization of intangibles	2,120	1,609
Integration costs	1,731	2,396
Restructuring costs	7,206	34,093

Total operating expenses	95,002	121,390

Operating income (loss)	46,189	(12,433)
Interest income	3,438	3,321
Interest expense	(28,205)	(21,477)
Other income (expense)	(2,648)	19,382

Other income (expense), net	(27,415)	1,226

Income (loss) before provision for income taxes	18,774	(11,207)
Provision (benefit) for income taxes	3,005	(3,698)

Net income (loss)	$15,769	$(7,509)

Earnings (loss) per share:
Basic	$0.03	$(0.01)

Diluted	$0.03	$(0.01)

Shares used in computing per share amounts:
Basic	513,379	509,567
Diluted	526,357	509,567

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 27,	September 27,
	2003	2003

	(Unaudited)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,119,738	$1,043,850
Short-term investments	44,003	39,138
Accounts receivable, net	1,740,748	1,576,392
Inventories	1,070,320	977,799
Deferred income taxes	422,860	421,478
Prepaid expenses and other	84,807	109,862

Total current assets	4,482,476	4,168,519

Property, plant and equipment, net	873,798	902,868
Long-term investments	26,293	15,614
Goodwill	2,230,022	2,223,422
Deposits and other	151,542	139,833

Total assets	$7,764,131	$7,450,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,286	$3,489
Accounts payable	1,809,247	1,506,998
Accrued liabilities and other	354,299	394,906
Accrued payroll and related benefits	168,598	130,660

Total current liabilities	2,335,430	2,036,053

Long-term liabilities:
Long-term debt, net of current portion	1,924,122	1,925,630
Deferred income tax liability	89,200	90,294
Other liabilities	76,713	75,025

Total long-term liabilities	2,090,035	2,090,949

Stockholders’ equity:
Common stock	5,369	5,304
Additional paid-in capital	5,715,940	5,692,764
Treasury stock	(188,624)	(188,618)
Deferred compensation	(37,525)	—
Accumulated other comprehensive income	30,267	16,335
Retained earnings (deficit)	(2,186,761)	(2,202,531)

Total stockholders’ equity	3,338,666	3,323,254

Total liabilities and stockholders’ equity	$7,764,131	$7,450,256

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	December 27,	December 28,
	2003	2002

	(In thousands)

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,769	$(7,509)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Restructuring costs	(493)	11,218
Depreciation and amortization	49,676	61,631
Deferred income taxes	—	(602)
Provision (benefit) for doubtful accounts	3	(2,736)
Deferred compensation	3,733	(300)
Loss on disposal of property and equipment	150	13,424
Loss from investment in 50% or less owned companies	1,843	1,643
Gain from repurchase of convertible notes	—	(23,223)
Other, net	(1,065)	468
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(150,990)	(38,048)
Inventories	(85,161)	39,875
Prepaid expenses, deposits and other	6,559	43,218
Income tax accounts	(13,878)	(20,770)
Accounts payable and accrued liabilities	283,851	44,836

Cash provided by operating activities	109,997	123,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(12,495)	(3,168)
Proceeds from maturity of short-term investments	6,516	57,654
Purchases of long-term investments	(11,954)	—
Purchases of property and equipment	(11,868)	(19,599)
Proceeds from sale of property and equipment	10,754	3,996
Cash paid for businesses acquired, net of cash acquired	(14,661)	(6,879)

Cash provided by (used for) investing activities	(33,708)	32,004

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of convertible notes	—	(80,448)
Payments of long-term debt	(4,456)	(25,039)
Proceeds from long-term debt, net of issuance costs	64	1,002,798
Payments of notes and credit facilities, net	(5,172)	(600,650)
Proceeds from sale of common stock, net of issuance costs	10,277	8,300

Cash provided by financing activities	713	304,961

Effect of exchange rate changes	(1,114)	777

Increase in cash and cash equivalents	75,888	460,867
Cash and cash equivalents at beginning of period	1,043,850	1,064,534

Cash and cash equivalents at end of period	$1,119,738	$1,525,401

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

      The results of operations for the three months ended December 27, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 27, 2003, included in Sanmina-SCI’s annual report on Form 10-K.

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

      Cash and Cash Equivalents — Sanmina-SCI considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 27, 2003, cash and cash equivalents includes $150.2 million of restricted cash and cash equivalents, primarily related to accounts collateralizing letters of credit.

      Supplemental disclosure of non-cash investing activities for the three-month periods ended December 27, 2003 and December 28, 2002 is as follows (in thousands):

	December 27,	December 28,
	2003	2002

Acquisition of property, plant and equipment with long-term investments	$—	$52,850

      Exit Costs — Sanmina-SCI recognizes restructuring charges related to its plans to exit certain activities resulting from the identification of excess manufacturing and administrative facilities that it chooses to close or consolidate. In connection with its exit activities, Sanmina-SCI records restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combination.” Where applicable, employee termination costs are recorded pursuant to SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.” Fixed assets that are written off or impaired as a result of restructuring plans are typically held for sale or scrapped. The remaining carrying value of such assets was not material at December 27, 2003 or September 27, 2003. The recognition of restructuring charges requires Sanmina-SCI’s management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less sales costs, of equipment to be disposed of. Management’s estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, Sanmina-SCI evaluates the remaining accrued balances to ensure their adequacy, that no excess accruals are retained, and the utilization of the provisions are for their intended purposes in accordance with developed exit plans.

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

      Sanmina-SCI has determined that there are two reporting units: international and domestic. Goodwill information for each reporting unit is as follows (in thousands):

	As of	Additions	Adjustments	As of
	September 27,	to	to	December 27,
	2003	Goodwill	Goodwill	2003

Segments:
Domestic	$1,228,154	$496	$(10,418)	$1,218,232
International	995,268	1,742	14,780	1,011,790

Total	$2,223,422	$2,238	$4,362	$2,230,022

      Sanmina-SCI has certain identifiable intangible assets that are subject to amortization. Intangible assets are included in “Deposits and other” in the condensed consolidated balance sheet. The components of intangible assets are as follows (in thousands):

	December 27, 2003			September 27, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangibles	$73,201	$(32,470)	$40,731	$65,658	$(30,350)	$35,308

      Intangible asset amortization expense for the three months ended December 27, 2003 and December 28, 2002 was approximately $2.1 million and $1.6 million, respectively.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Estimated annual amortization expense for intangible assets at December 27, 2003 is as follows (in thousands):

Fiscal Year:

2004 (remainder)	$6,451
2005	8,256
2006	7,055
2007	6,341
2008	4,728
Thereafter	7,900

$40,731

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

      In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our results of operations or financial condition.

      Warranty Reserves — Sanmina-SCI establishes a warranty provision on shipped products based on individual manufacturing contract requirements and past warranty experience. Each period end the balance is reviewed to ensure its adequacy. Accrued warranty reserves at December 27, 2003 and September 27, 2003 were less than one percent of total current liabilities.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the quarters ended December 27, 2003 and December 28, 2002, 20,112,918 and 32,418,745 potentially dilutive shares from the conversion of the convertible subordinated debt and after-tax interest expense of $8.7 million and $9.7 million, respectively, were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. Stock options with exercise prices greater than the average fair market price for a period, which are defined as anti-dilutive, are not included in the diluted earnings (loss) per share calculations because of their anti-dilutive effect. The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended

	December 27,	December 28,
	2003	2002

Numerator:
Net income (loss)	$15,769	$(7,509)

Denominator:
Weighted average shares — basic	513,379	509,567
Effect of dilutive potential common shares	12,978	—

Weighted average number of shares — diluted	526,357	509,567

Net income (loss) per share — basic	$0.03	$(0.01)
Net income (loss) per share — diluted	$0.03	$(0.01)

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

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sanmina-SCI uses the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the company’s net income (loss) and earnings (loss) per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the fair value of stock options granted. The assumptions used for the three months ended December 27, 2003 and December 28, 2002 are presented below:

	Three Months Ended

	December 27,	December 28,
Stock Options	2003	2002

Volatility	75%	75%
Risk-free interest rate	3.17%	2.79%
Dividend yield	0%	0%
Expected lives (management and directors) beyond vesting	1.20 years	0.94 years
Expected lives (employees) beyond vesting	1.20 years	0.63 years

	Three Months Ended

	December 27,	December 28,
Employee Stock Purchase Plan	2003	2002

Volatility	75%	75%
Risk-free interest rate	3.17%	2.79%
Dividend yield	0%	0%
Expected lives beyond vesting	0.5 years	0.5 years

      Sanmina-SCI has several stock option plans which are described in the Company’s most recent Annual Report on Form 10-K. Sanmina-SCI accounts for its stock option plans and employee stock purchase plan in accordance with APB Opinion No. 25 and related interpretations. Had compensation cost for all plans been determined consistent with SFAS Nos. 123 and 148, Sanmina-SCI’s net income (loss) and earnings (loss) per share would have been the following pro forma amounts (in thousands, except per share data):

	Three Months Ended

	December 27,	December 28,
	2003	2002

Net income (loss):
As reported	$15,769	$(7,509)
Stock based employee compensation expense included in reported net income (loss), net of tax	2,329	129
Stock-based employee compensation expense determined under fair value method, net of tax	(15,135)	(14,723)

Pro forma	$2,963	$(22,103)

Basic earnings (loss) per share:
As reported	$0.03	$(0.01)
Pro forma	$0.01	$(0.04)
Diluted earnings (loss) per share:
As reported	$0.03	$(0.01)
Pro forma	$0.01	$(0.04)

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In the first quarter of fiscal 2004, the compensation committee of the Board of Directors granted awards of restricted stock to executive officers and certain management employees. The restricted stock awards vest after four years, except that certain shares of restricted stock may vest earlier if specified performance criteria are met. Deferred compensation of approximately $37.7 million and compensation expense of $2.3 million were recorded in the quarter ended December 27, 2003 as a result of these restricted stock awards.

Note 3 — Restructuring Costs

      Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations when a liability is incurred. The accrued restructuring costs are included in “accrued liabilities and other” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 through the first quarter of fiscal year 2004.

		Lease and
	Employee	Contract	Other	Impairment
	Termination	Termination	Restructuring	of
	Benefits	Costs	Costs	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 28, 2002	$—	$—	$—	$—	$—
Charges to operations	5,959	10,323	597	8,085	24,964
Charges utilized	(2,089)	(8,861)	(597)	(8,085)	(19,632)

Balance at September 27, 2003	3,870	1,462	—	—	5,332
Charges to operations	1,813	659	1,042	—	3,514
Charges utilized	(2,086)	(896)	(1,042)	—	(4,024)

Balance at December 27, 2003.	$3,597	$1,225	$—	$—	$4,822

      In fiscal year 2003, Sanmina-SCI approved actions pursuant to SFAS No. 146 to close and consolidate certain of its manufacturing facilities in the United States and Europe as a result of the ongoing slowdown in the electronics industry. During fiscal year 2003, Sanmina-SCI recorded charges to operations of $6.0 million for termination benefits related to the involuntary termination of approximately 1,100 employees, and approximately $2.1 million of the charges had been utilized as of September 27, 2003. A total of 880 employees had been terminated as of September 27, 2003. Sanmina-SCI also recorded charges to operations of $10.3 million for the termination of non-cancelable leases, lease payments for permanently vacated properties and other contract termination costs, and utilized $8.9 million related to these charges. Sanmina-SCI incurred charges to operations of $8.1 million during fiscal 2003 for the impairment of excess equipment at the vacated facilities, all of which were utilized as of September 27, 2003.

      During the three months ended December 27, 2003, Sanmina-SCI recorded restructuring charges of approximately $3.5 million. These charges included employee termination benefits of approximately $1.8 million, lease and contract termination costs of approximately $659,000 and other restructuring costs of approximately $1.0 million, primarily costs incurred to prepare facilities for closure. The employee termination benefits were related to the involuntarily termination of 60 employees, the majority of which were involved in manufacturing activities. Approximately $2.1 million for employee termination benefits was utilized during the three months ended December 27, 2003. A total of approximately 90 employees were terminated during the three months ended December 27, 2003 pursuant to this restructuring plan. Sanmina-SCI also utilized $896,000 of lease and contract termination costs and $1.0 million of the other restructuring costs during the

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three months ended December 27, 2003. Sanmina-SCI expects the closing of the plants discussed above as well as other activities related to these exit plans to be completed in fiscal year 2004.

      Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations. The accrued restructuring costs are included in “accrued liabilities and other” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 and SFAS 112 pursuant to our ongoing restructuring plans through the first quarter of fiscal year 2004.

			Facilities
	Employee		Shutdown	Write-off
	Severance and	Restructuring	and	Impaired or
	Related	and Other	Consolidation	Redundant
	Expenses	Expenses	Costs	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 29, 2001	$7,731	$839	$36,545	$—	$45,115
Charges to operations	31,100	10,101	31,009	99,585	171,795
Charges utilized	(28,487)	(10,161)	(31,667)	(99,585)	(169,900)

Balance at September 28, 2002	10,344	779	35,887	—	47,010
Charges to operations	18,138	—	31,977	38,400	88,515
Charges utilized	(12,476)	(779)	(51,906)	(38,400)	(103,561)
Reversal of accrual	(6,267)	—	(1,468)	—	(7,735)

Balance at September 27, 2003	9,739	—	14,490	—	24,229
Charges to operations	514	—	3,671	(493)	3,692
Charges utilized	(717)	—	(8,104)	493	(8,328)

Balance at December 27, 2003	$9,536	$—	$10,057	$—	$19,593

     Fiscal 2002 Plans

      September 2002 Restructuring. In September 2002, Sanmina-SCI approved a plan pursuant to EITF 94-3 to close and consolidate certain of its manufacturing facilities in North America, Europe and Asia as a result of the ongoing slowdown in the industry. In fiscal years 2002 and 2003, Sanmina-SCI recorded charges to operations of $10.1 million for planned employee severance expenses related to the involuntary termination of approximately 800 employees, and utilized charges of approximately $5.8 million as a result of terminating approximately 790 employees. In fiscal years 2002 and 2003 Sanmina-SCI also recorded charges to operations of $22.3 million for the shutdown of facilities related to non-cancelable lease payments for permanently vacated properties and associated costs, and utilized charges of $17.7 million related to the shutdown of these facilities. Sanmina-SCI also incurred charges to operations of $74.3 million in fiscal years 2002 and 2003 related to the impairment of buildings and excess equipment and leasehold improvements at permanently vacated facilities. During the first quarter of fiscal year 2004, Sanmina-SCI recorded charges to operations of $2.1 million for non-cancelable lease payments and related costs for the shutdown of facilities and utilized $2.3 million of accrued facilities related charges. The closing of the plants discussed above as well as employee terminations and other related activities have been substantially completed, although payments of certain accrued costs may not occur until later periods.

      October 2001 Restructuring. In October 2001, Sanmina-SCI approved a plan pursuant to EITF 94-3 to close and consolidate certain of its manufacturing facilities throughout North America and Europe as a result

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the continued slowdown in the industry and economy worldwide. In fiscal years 2002 and 2003, Sanmina-SCI recorded net charges to operations of $34.7 million for the expected involuntary termination of approximately 5,400 employees associated with these plant closures, and utilized charges of approximately $24.5 million as a result of terminating approximately 5,000 employees. Sanmina-SCI also incurred net charges to operations of $46.1 million in fiscal years 2002 and 2003 for non-cancelable lease payments for permanently vacated properties and other costs related to the shutdown of facilities, and utilized approximately $44.2 million of these charges in fiscal years 2002 and 2003. In fiscal year 2003, Sanmina-SCI reversed accrued severance charges of $6.3 million and accrued lease cancellation charges of $700,000 due to lower than estimated settlement costs at three European sites. Sanmina-SCI also incurred and utilized charges to operations of $56.4 million in fiscal years 2002 and 2003 related to the write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. During the first quarter of fiscal year 2004, Sanmina-SCI recorded charges to operations of $514,000 for employee severance costs and $1.6 million for non-cancelable lease payments and other costs related to the shutdown of facilities. Sanmina-SCI utilized accrued severance charges of $622,000 and accrued facilities shutdown related charges of $2.8 million during the first quarter of fiscal year 2004. Manufacturing activities at the facilities affected by this plan ceased in fiscal year 2003 or prior; however, final payments of certain accrued costs may not occur until later periods.

Fiscal 2001 Plans

      Segerström Restructuring. In March 2001, Sanmina-SCI acquired Segerström in a pooling of interests business combination and announced the restructuring plan. During fiscal years 2001 and 2002, Sanmina-SCI recorded net charges to operations of $5.7 million for the involuntary termination of 470 employee positions, and utilized $5.4 million of these charges in fiscal years 2001, 2002 and 2003. During those periods Sanmina-SCI also recorded charges to operations of $5.2 million related to the consolidation of facilities, of which $3.1 million was utilized in fiscal years 2001, 2002 and 2003. During the first quarter of fiscal year 2004, Sanmina-SCI utilized $314,000 with respect to the shutdown and consolidation of facilities.

      July 2001 Restructuring. In July 2001, Sanmina-SCI approved a plan to close and merge manufacturing facilities throughout North America and Europe as a result of the ongoing slowdown in the EMS industry. During fiscal years 2001 and 2002, Sanmina-SCI recorded charges to operations of $24.0 million for severance costs for involuntary employee terminations, of which $22.7 million was utilized for the termination of approximately 3,800 employees during fiscal years 2001, 2002 and 2003. During those periods Sanmina-SCI recorded net charges to operations of $45.2 million for lease payments for permanently vacated properties and other costs related to the shutdown of facilities, of which $37.9 million was utilized during fiscal years 2001, 2002 and 2003. Also during fiscal years 2001 and 2002, Sanmina-SCI recorded and utilized $7.3 million of asset related write-offs of equipment and leasehold improvements to permanently vacated properties. During fiscal year 2003 Sanmina-SCI reversed accrued facilities costs of $768,000 due to the early termination of the related lease. During the first quarter of fiscal year 2004, Sanmina-SCI utilized $2.7 million of accrued costs related to the shutdown of facilities. Manufacturing activities at the plants affected by this plan ceased in the fourth quarter of fiscal year 2002. However, the leases of the related facilities expire between 2004 and 2010; therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

      Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with EITF 95-3. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired entity. The accrued restructuring costs are included in “accrued liabilities and other” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded pursuant to EITF 95-3 for the periods in which restructuring activities have taken place through the first quarter of fiscal 2004.

		Facilities
	Employee	Shutdown	Write-off
	Severance and	and	Impaired or
	Related	Consolidation	Redundant
	Expenses	Costs	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Non-cash
Balance at September 29, 2001	$—	$—	$—	$—
Additions to restructuring accrual	104,161	36,078	23,724	163,963
Accrual utilized	(64,207)	(12,519)	(19,643)	(96,369)

Balance at September 28, 2002	39,954	23,559	4,081	67,594
Additions to restructuring accrual	30,540	7,224	3,251	41,015
Accrual utilized	(36,516)	(16,164)	(7,332)	(60,012)
Reversal of accrual	(23,968)	(1,007)	—	(24,975)

Balance at September 27, 2003	10,010	13,612	—	23,622
Additions to restructuring accrual	8,500	—	—	8,500
Accrual utilized	(4,470)	(2,757)	—	(7,227)

Balance at December 27, 2003	$14,040	$10,855	$—	$24,895

      The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

      Other Acquisition-Related Restructuring Actions. In fiscal 2003, as part of an insignificant business acquisition completed in December 2002, Sanmina-SCI closed an acquired manufacturing facility in Texas as of the acquisition date and transferred the business to an existing Sanmina-SCI plant. Sanmina-SCI recorded and utilized total charges to the restructuring liability of $2.4 million relating the closure of this plant. The charge consisted of $311,000 for salary related costs for employees participating in the closure of the plant and $2.1 million for excess equipment. In fiscal 2003, Sanmina-SCI also recorded charges to the restructuring liability of $7.5 million related to a manufacturing facility in Germany acquired in fiscal 2002. The charges consisted of severance costs for involuntary employee terminations of approximately 200 employees. Sanmina-SCI utilized $897,000 of the accrued severance in fiscal 2003 to terminate approximately 150 employees. During first quarter of fiscal 2004, Sanmina-SCI utilized $1.6 million of the accrued severance to terminate approximately 60 employees. In addition, in the first quarter of fiscal 2004, Sanmina-SCI recorded charges to the restructuring liability of $8.5 million related to employee terminations at a manufacturing facility in Europe acquired in fiscal 2003 due to the transfer of a portion of the manufacturing activities to an existing Sanmina-SCI plant. The charges were related to the elimination of approximately 300 employees.

      SCI Acquisition Restructuring. In December 2001, Sanmina merged with SCI in a purchase business combination and formally changed its name to Sanmina-SCI Corporation. As part of the merger with SCI, Sanmina-SCI also recorded charges to the restructuring liability of $119.6 million during fiscal years 2002 and 2003 consisting of planned involuntary employee termination costs for approximately 7,100 employees and utilized $92.1 million in charges with respect to the termination of those employees. During fiscal years 2002 and 2003 Sanmina-SCI also incurred net charges to the restructuring liability of $41.0 million for restructuring costs related to lease payments for permanently vacated properties and other costs, and utilized approximately $26.3 million of these charges. Sanmina-SCI also incurred charges to restructuring liability of $24.9 million of asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. During fiscal year 2003, Sanmina-SCI reversed a total of $24.0 mil-

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lion of accrued severance costs, approximately $18.4 million of which was due to lower than anticipated settlement costs at a major European manufacturing site, and approximately $5.6 million of which related to two plants that were not closed as initially planned due to a change in business requirements. Sanmina-SCI also reversed $1.0 million of accrued facilities shutdown costs due to lower than estimated costs at various sites. During the first quarter of fiscal year 2004, Sanmina-SCI utilized $2.9 million of accrued severance and $2.8 million of facilities-related accruals. The closing and consolidation of the plants discussed above as well as involuntary employee terminations were substantially completed in fiscal year 2003, although final payments of certain accrued costs may not occur until later periods.

Note 4 — Comprehensive Income

      SFAS No. 130 “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report “comprehensive income” that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity.

      The components of other comprehensive income were as follows:

	Three Months Ended

	December 27,	December 28,
	2003	2002

	(In thousands)
Net income (loss)	$15,769	$(7,509)
Other comprehensive income (loss):
Foreign currency translation adjustment	15,047	4,774
Unrealized holding loss on investments	(1,115)	(435)

Comprehensive income (loss)	$29,701	$(3,170)

      Accumulated other comprehensive income (loss) consists of the following:

	As of

	December 27,	September 27,
	2003	2003

	(In thousands)
Foreign currency translation adjustment	$36,042	$20,995
Unrealized holding gains on investments	285	1,400
Minimum pension liability	(6,060)	(6,060)

Total accumulated other comprehensive income	$30,267	$16,335

Note 5 — Inventories

      Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Provisions when required are made to reduce excess inventories to their

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated net realizable values. It is possible that estimates of net realizable values can change in the near term. The components of inventories, net of provisions, are as follows (in thousands):

	As of

	December 27,	September 27,
	2003	2003

Raw materials	$672,468	$617,847
Work-in-process	241,971	208,247
Finished goods	155,881	151,705

	$1,070,320	$977,799

Note 6 — Business Segment and Customer Information

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

      The following summarizes financial information by geographic segment (in thousands):

	Three Months Ended

	December 27,	December 28,
	2003	2002

Net sales:
Domestic	$785,383	$1,004,645
International	2,184,898	1,532,316
Intersegment	439,208	85,428
Less Intersegment	(439,208)	(85,428)

Total	$2,970,281	$2,536,961

Operating income (loss):
Domestic	$25,223	$(41,581)
International	20,966	29,148

Total	$46,189	$(12,433)

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of

	December 27,	September 27,
	2003	2003

Long lived assets (excludes goodwill and intangibles):
Domestic	$436,867	$457,391
International	574,035	565,616

Total	$1,010,902	$1,023,007

      Although Sanmina-SCI seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina-SCI’s net sales. During the three months ended December 27, 2003 and December 28, 2002, sales to Sanmina-SCI’s ten largest customers accounted for 71.6% and 67.0%, respectively, of Sanmina-SCI’s net sales. In the three months ended December 27, 2003 and December 28, 2002, two customers individually represented 10% or more of Sanmina-SCI’s net sales.

Note 7 — Commitments and Contingencies

      During fiscal year 2001, Sanmina acquired Segerstrom in a pooling of interests transaction that resulted in the acquisition of approximately 94% of the outstanding shares of Segerstrom. In accordance with Swedish law and business practice, Sanmina-SCI has acquired the remaining 6% of the outstanding shares of Segerstrom through a compulsory acquisition process. Sanmina-SCI has initiated judicial proceeding in accordance with Swedish law to determine the purchase price, which will be paid in cash and is expected to be determined by year-end. As of December 27, 2003, Sanmina-SCI has recorded an accrued liability for its estimate of the purchase price. The final purchase price and timing of the settlement have not been determined as of December 27, 2003.

      Sanmina-SCI is a party to certain legal proceedings that have arisen in the ordinary course of business. Management believes that the resolution of these proceedings will not have a material adverse effect on Sanmina-SCI’s business, financial condition or results of operations.

Note 8 —	Supplemental Guarantors Condensed Consolidating Financial Information

      On December 23, 2002, Sanmina-SCI issued $750.0 million of its 10.375% Notes, which are more fully described in Sanmina-SCI’s most recent Annual Report on Form 10-K.

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

      The following condensed consolidating financial information presents: condensed consolidating balance sheets as of December 27, 2003 (unaudited) and September 27, 2003, and the unaudited condensed consolidating statements of operations for the three months ended December 27, 2003 and December 28, 2002, and the unaudited condensed consolidating statements of cash flows for the three months ended December 27, 2003 and December 28, 2002, of (a) Sanmina-SCI, the parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Sanmina-SCI with the guarantor subsidiaries and the non-guarantor subsidiaries; and (e) Sanmina-SCI, the guarantor subsidiaries and the non-guarantor subsidiaries on a consolidated basis.

      Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany sales.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 27, 2003

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$413,794	$95,680	$610,264	$—	$1,119,738
Short-term investments	43,995	—	8	—	44,003
Accounts receivable, net	169,073	217,940	1,353,735	—	1,740,748
Accounts receivable — intercompany	27,694	762,085	—	(789,779)	—
Inventories	119,331	256,853	694,136	—	1,070,320
Deferred income taxes	121,323	191,046	110,491	—	422,860
Prepaid expenses and other	18,702	17,152	69,712	(20,759)	84,807

Total current assets	913,912	1,540,756	2,838,346	(810,538)	4,482,476

Property, plant and equipment, net	194,991	149,319	529,488	—	873,798
Long term investments	3,359	5,032	17,902	—	26,293
Goodwill	21,944	1,196,288	1,011,790	—	2,230,022
Intercompany accounts	71,442	—	160,348	(231,790)	—
Investment in subsidiaries	3,781,200	1,567,242	—	(5,348,442)	—
Deposits and other	71,502	59,492	66,389	(45,841)	151,542

Total assets	$5,058,350	$4,518,129	$4,624,263	$(6,436,611)	$7,764,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$402	$34	$2,850	$—	$3,286
Accounts payable	159,490	437,177	1,212,580	—	1,809,247
Accounts payable — intercompany	—	—	789,779	(789,779)	—
Accrued liabilities and other	144,761	70,627	159,670	(20,759)	354,299
Accrued payroll and related benefits	45,645	39,166	83,787	—	168,598

Total current liabilities	350,298	547,004	2,248,666	(810,538)	2,335,430

Long-term liabilities:
Long-term debt, net of current portion	1,360,828	519,566	43,728	—	1,924,122
Intercompany accounts — noncurrent	—	231,790	—	(231,790)	—
Deferred income tax liability	—	135,041	—	(45,841)	89,200
Other liabilities	8,558	51,342	16,813	—	76,713

Total long-term liabilities	1,369,386	937,739	60,541	(277,631)	2,090,035

Stockholders’ equity:
Common stock	5,369	15,685	506,253	(521,938)	5,369
Other stockholders’ equity accounts	3,333,297	3,017,701	1,808,803	(4,826,504)	3,333,297

Total stockholders’ equity	3,338,666	3,033,386	2,315,056	(5,348,442)	3,338,666

Total liabilities and stockholders’ equity	$5,058,350	$4,518,129	$4,624,263	$(6,436,611)	$7,764,131

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 27, 2003

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$391,116	$112,162	$540,572	$—	$1,043,850
Short-term investments	39,131	—	7	—	39,138
Accounts receivable, net	98,777	204,491	1,273,124	—	1,576,392
Accounts receivable — intercompany	514,064	—	—	(514,064)	—
Inventories	120,761	234,618	622,420	—	977,799
Deferred income taxes	121,323	191,046	109,109	—	421,478
Prepaid expenses and other	21,503	34,088	63,076	(8,805)	109,862

Total current assets	1,306,675	776,405	2,608,308	(522,869)	4,168,519

Property, plant and equipment, net	197,498	161,241	544,129	—	902,868
Long-term investments	142	5,005	10,467	—	15,614
Goodwill	21,448	1,206,706	995,268	—	2,223,422
Intercompany accounts	739,947	503,560	—	(1,243,507)	—
Investment in subsidiaries	2,668,072	1,389,193	—	(4,057,265)	—
Deposits and other	72,154	52,923	59,503	(44,747)	139,833

Total assets	$5,005,936	$4,095,033	$4,217,675	$(5,868,388)	$7,450,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$446	$246	$2,797	$—	$3,489
Accounts payable	127,952	353,210	1,025,836	—	1,506,998
Accounts payable — intercompany	—	417,589	96,475	(514,064)	—
Accrued liabilities and other	145,963	107,490	150,258	(8,805)	394,906
Accrued payroll and related benefits	39,483	21,676	69,501	—	130,660

Total current liabilities	313,844	900,211	1,344,867	(522,869)	2,036,053

Long-term liabilities:
Long-term debt, net of current portion	1,354,616	519,128	51,886	—	1,925,630
Intercompany accounts — noncurrent	—	—	1,243,507	(1,243,507)	—
Deferred income tax liability	—	135,041	—	(44,747)	90,294
Other liabilities	14,222	45,043	15,760	—	75,025

Total long-term liabilities	1,368,838	699,212	1,311,153	(1,288,254)	2,090,949

Stockholders’ equity:
Common stock	5,304	15,681	460,142	(475,823)	5,304
Other stockholders’ equity accounts	3,317,950	2,479,929	1,101,513	(3,581,442)	3,317,950

Total stockholders’ equity	3,323,254	2,495,610	1,561,655	(4,057,265)	3,323,254

Total liabilities and stockholders’ equity	$5,005,936	$4,095,033	$4,217,675	$(5,868,388)	$7,450,256

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended December 27, 2003

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
	(Unaudited)
Net sales	$255,638	$916,595	$2,262,730	$(464,682)	$2,970,281
Cost of sales	246,932	854,188	2,192,652	(464,682)	2,829,090

Gross profit	8,706	62,407	70,078	—	141,191

Operating expenses:
Selling, general and administrative and research and development	11,925	26,735	45,285	—	83,945
Amortization of intangibles	940	1,180	—	—	2,120
Integration costs	—	1,035	696	—	1,731
Restructuring costs	127	3,946	3,133	—	7,206

Total operating expenses	12,992	32,896	49,114	—	95,002

Operating income (loss)	(4,286)	29,511	20,964	—	46,189
Interest income	935	878	1,625	—	3,438
Interest expense	(20,841)	(4,534)	(2,830)	—	(28,205)
Intercompany income (expense)	4,910	2,852	(7,762)	—	—
Other income (expense)	1,613	4,035	(8,296)	—	(2,648)

Other income (expense), net	(13,383)	3,231	(17,263)	—	(27,415)

Income (loss) before provision (benefit) for income taxes and equity in loss of subsidiaries	(17,669)	32,742	3,701	—	18,774
Provision (benefit) for income taxes	(6,829)	12,655	(2,821)	—	3,005
Equity in income (loss) of subsidiaries	26,609	(16,509)	—	(10,100)	—

Net income (loss)	$15,769	$3,578	$6,522	$(10,100)	$15,769

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended December 28, 2002

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

			(In thousands)
			(Unaudited)
Net sales	$184,501	$1,053,537	$1,671,619	$(372,696)	$2,536,961
Cost of sales	184,604	1,017,488	1,598,608	(372,696)	2,428,004

Gross profit (loss)	(103)	36,049	73,011	—	108,957

Operating expenses:
Selling, general and administrative and research and development	7,797	29,610	45,885	—	83,292
Amortization of intangibles	325	1,284	—	—	1,609
Integration costs	—	2,016	380	—	2,396
Restructuring costs	17,761	1,128	15,204	—	34,093

Total operating expenses	25,883	34,038	61,469	—	121,390

Operating income (loss)	(25,986)	2,011	11,542	—	(12,433)
Interest income	912	818	1,591	—	3,321
Interest expense	(12,428)	(5,050)	(3,999)	—	(21,477)
Intercompany income (expense)	(281)	(205)	486	—	—
Other income	8,919	10,587	(124)	—	19,382

Other income (expense), net	(2,878)	6,150	(2,046)	—	1,226

Income (loss) before provision (benefit) for income taxes and equity in loss of subsidiaries	(28,864)	8,161	9,496	—	(11,207)
Provision (benefit) for income taxes	(10,412)	2,961	3,753	—	(3,698)
Equity in income (loss) of subsidiaries	10,943	17,072	—	(28,015)	—

Net income (loss)	$(7,509)	$22,272	$5,743	$(28,015)	$(7,509)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended December 27, 2003

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

			(In thousands)
			(Unaudited)
Cash provided by (used for) operating activities	$(28,153)	$90,170	$47,980	$—	$109,997
Cash flows from investing activities:
Purchases of short-term investments	(12,495)	—	—	—	(12,495)
Proceeds from maturities of short-term investments	6,516	—	—	—	6,516
Purchases of long-term investments	(199)	—	(11,755)	—	(11,954)
Purchases of property and equipment	(2,524)	(6,734)	(2,610)	—	(11,868)
Proceeds from sale of property and equipment	11	9,229	1,514	—	10,754
Cash paid for businesses acquired, net of cash acquired	(496)	(10,346)	(3,819)	—	(14,661)

Cash used for investing activities	(9,187)	(7,851)	(16,670)	—	(33,708)

Cash flows from financing activities:
Repurchase of convertible notes	—	—	—	—	—
Proceeds from the long term debt, net of issuance costs	—	64	—	—	64
Payment of notes and credit facilities, net	—	(242)	(4,930)	—	(5,172)
Payments of long-term debt	—	(150)	(4,306)	—	(4,456)
Proceeds from sale of common stock, net of issuance costs	10,277	—	—	—	10,277
Proceeds from (repayment of) intercompany debt	49,741	(98,473)	48,732	—	—

Cash provided by (used for) financing activities	60,018	(98,801)	39,496	—	713

Effect of exchange rate changes	—	—	(1,114)	—	(1,114)
Increase (decrease) in cash and cash equivalents	22,678	(16,482)	69,692	—	75,888
Cash and cash equivalents at beginning of period	391,116	112,162	540,572	—	1,043,850

Cash and cash equivalents at end of period	$413,794	$95,680	$610,264	$—	$1,119,738

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended December 28, 2002

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

			(In thousands)
			(Unaudited)
Cash provided by (used for) operating activities	$(102,294)	$(346,751)	$572,170	$—	$123,125
Cash flows from investing activities:
Purchases of short-term investments	(3,168)	—	—	—	(3,168)
Proceeds from maturities of short-term investments	57,654	—	—	—	57,654
Purchases of long-term investments	—	—	—	—	—
Purchases of property and equipment	(4,220)	(3,361)	(12,018)	—	(19,599)
Proceeds from sale of property and equipment	1,175	886	1,935	—	3,996
Cash paid for businesses acquired, net of cash acquired	—	(6,879)	—	—	(6,879)

Cash provided by (used for) investing activities	51,441	(9,354)	(10,083)	—	32,004

Cash flows from financing activities:
Repurchase of convertible notes	(57,950)	(22,498)	—	—	(80,448)
Proceeds from the long term debt, net of issuance costs	997,400	—	5,398	—	1,002,798
Payment of notes and credit facilities, net	(400,650)	(200,000)	—	—	(600,650)
Payments of long-term debt	—	(85)	(24,954)	—	(25,039)
Proceeds from sale of common stock, net of issuance costs	8,300	—	—	—	8,300
Proceeds from (repayment of) intercompany debt	(72,730)	602,252	(529,522)	—	—

Cash provided by (used for) financing activities	474,370	379,669	(549,078)	—	304,961

Effect of exchange rate changes	—	—	777	—	777
Increase in cash and cash equivalents	423,517	23,564	13,786	—	460,867
Cash and cash equivalents at beginning of period	454,792	134,570	475,172	—	1,064,534

Cash and cash equivalents at end of period	$878,309	$158,134	$488,958	$—	$1,525,401

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Actual events and/or future results of operations may differ materially from those contemplated by such forward-looking statements, as a result of the factors described herein, and in the documents incorporated herein by reference, including, in particular, those factors described under “Factors Affecting Operating Results.” We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

Overview

      We are a leading independent global provider of customized, integrated electronics manufacturing services, or EMS. Our revenue is generated from sales of our services primarily to OEMs in the communications, personal and business computing systems, enterprise computing and storage, industrial and medical instrumentation, and multimedia sectors.

      A relatively small number of customers historically have been responsible for a significant portion of our net sales. Sales to our ten largest customers accounted for 71.6% of our first quarter fiscal 2004 net sales and our two largest customers, IBM and HP, each accounted for 10% or more of our net sales.

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

      Sales of our services to OEMs in the personal and business computing systems sector accounted for a greater portion of our net sales in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003, whereas sales to OEMs in the communications sector declined from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 as a percentage of total sales. For the quarter ended December 27, 2003, our fiscal first quarter of fiscal 2004, net sales totaled $3.0 billion, a 17.1% increase over the first quarter of fiscal 2003 and an 8.7% increase over the fourth quarter of fiscal 2003.

Critical Accounting Policies and Estimates

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

      We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our consolidated financial statements:

      Accounts Receivable and Other Related Allowances — We estimate product returns, warranty costs, and other adjustments related to current period net sales to establish related allowances. In making these estimates, we analyze the creditworthiness of our customers, past experience, changes in customer demand, and the overall economic climate in industries that we serve. If actual product returns, warranty claims or other adjustments differ significantly from our estimates, the amount of revenue or operating expenses we report would be affected. One of our most significant credit risks is the ultimate realization of our accounts receivable. This risk is mitigated by (i) sales to well-established companies, (ii) ongoing credit evaluation of our customers, and (iii) frequent contact with our customers, especially our most significant customers, thus enabling us to monitor current changes in business operations and to respond accordingly. To establish our allowance for doubtful accounts, we regularly estimate the credit risk associated with accounts receivable and consider concentrations of credit risks. We evaluate credit risk related to specific customers based on the current economic environment and are not able to predict the inability of our customers to meet their financial obligations to us. Our two largest customers each represented 10% or more of our gross accounts receivable as of December 27, 2003. We believe the allowances that we have established are adequate under the circumstances; however, a change in the economic environment or a customer’s financial condition could cause our estimates of allowances, and consequently the provision for doubtful accounts, to change.

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

      Goodwill — Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step impairment analysis is then performed to measure the amount of impairment loss. The process of determining the fair value of our reporting units is subjective and requires management to exercise judgment in making assumptions and estimates related to cash flows and discount rates, among other things. The goodwill recorded on the Condensed Consolidated Balance Sheet as of December 27, 2003 and September 27, 2003 was $2.2 billion. In response to changes in industry and market conditions, we could strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could change our estimates of the fair values of our reporting units, and, consequently, affect the outcome of our goodwill impairment tests.

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

Results of Operations

      The following table sets forth, for the three months ended December 27, 2003 and December 28, 2002, certain items in the condensed consolidated statement of operations expressed as a percentage of net sales.

The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

	Three Months Ended

	December 27,	December 28,
	2003	2002

Net sales	100.0%	100.0%
Cost of sales	95.2	95.7

Gross profit	4.8	4.3

Operating expenses:
Selling, general and administrative	2.6	3.2
Research and development	0.2	0.1
Amortization of intangibles	0.1	0.1
Integration costs	0.1	0.1
Restructuring costs	0.2	1.3

Total operating expenses	3.2	4.8

Operating income (loss)	1.6	(0.5)
Interest income	0.1	0.1
Interest expense	(1.0)	(0.8)
Other income (expense)	(0.1)	0.8

Other income (expense), net	(1.0)	0.1
Income (loss) before provision for income taxes	0.6	(0.4)
Provision (benefit) for income taxes	0.1	(0.1)

Net income (loss)	0.5%	(0.3)%

Net Sales

      Net sales for the first quarter of fiscal 2004 increased by 17.1% to $3.0 billion from $2.5 billion in the corresponding quarter of the prior year. The increase for the first quarter of fiscal 2004 from the same period of previous fiscal year was primarily due to an increase in the sale of personal and business computing and multimedia products due to addition of new customers, purchase business combinations and organic growth in those sectors. The increase in personal and business computing sector was primarily attributable to the acquisition of certain operations of IBM during fiscal year 2003. The increases were partially offset by a decrease in the production of communications products, particularly the telecommunication products due to the impact of the continuing weakness in the communications sector.

      The following summarizes financial information by geographic segment (in thousands):

	Three Months Ended

	December 27,	December 28,
	2003	2002

Net Sales:
Domestic	$785,383	$1,004,645
International	2,184,898	1,532,316

Total	$2,970,281	$2,536,961

      Domestic sales for the first quarter of fiscal 2004 decreased by 21.8% to $785.4 million from $1.0 billion and international sales increased by 42.6% to $2.2 billion from $1.5 billion in the corresponding quarter of the prior year. The decrease in domestic net sales was primarily due to our restructuring activities to consolidate and move certain of our manufacturing operations to lower cost regions. Net sales from our international operations, as a percentage of consolidated net sales, increased to 73.6% in first quarter of fiscal 2004 from 60.4% in the same period of the previous fiscal year. The increase was primarily attributable to increased sales to IBM under supply agreements entered into in February 2003 in which IBM agreed to purchase its requirements for NetVista personal computers, certain servers, workstations and ThinkPad brand notebooks from us, as well as organic growth and the impact of the movement of manufacturing activities to lower cost international regions.

Gross Profit

      Gross profit increased from 4.3% in the first quarter of fiscal 2003 to 4.8% in the first quarter of fiscal 2004. The variations in gross profit for the three months ended December 27, 2003 as compared to the three months ended December 28, 2002 were primarily attributable to the positive effects of cost reductions and improved operating results, particularly with respect to our printed circuit board fabrication activities, and changes in product and customer mix. We expect gross margins to continue to fluctuate based on overall production and shipment volumes as well as changes in the mix of products ordered by and shipped to major customers.

     Operating Expenses

     Selling, general and administrative expenses

      Selling, general and administrative expenses decreased from $81.1 million in the first quarter of fiscal 2003 to $77.0 million in the first quarter of fiscal 2004. Selling, general and administrative expenses decreased as a percentage of net sales, from 3.2% in the first quarter of fiscal 2003 to 2.6% in the first quarter of fiscal 2004. The percentage decrease was primarily the result of having a larger base of revenues in the first quarter of fiscal 2004. In addition, cost reduction programs and economies of scale contributed to reductions to certain expenses in the three months ended December 27, 2003. Selling, general and administrative expenses as a percentage of sales are anticipated to remain relatively constant as a percentage of net sales, depending on sales volume and our business acquisition activity.

     Research and Development

      Research and development expenses increased from $2.2 million in the first quarter of fiscal 2003 to $6.9 million in the first quarter of fiscal 2004. As a percentage of net sales, research and development expenses increased from 0.1% in first quarter of fiscal 2003 to 0.2 % in first quarter of fiscal 2004. The increase was largely due to our acquisition of Newisys, Inc., or Newisys, a developer of enterprise-class servers. The Newisys team of hardware and software design engineers engages in research and development activities focused on developing servers and storage systems targeted to major OEMs. In addition, the efforts of the design engineering team are concentrated on developing interconnect technology for delivering cluster solutions.

     Restructuring costs

      In recent periods we have initiated restructuring plans as a result of the slowdown in the global electronics industry and the worldwide economy. These plans were designed to reduce excess capacity and affected facilities across all services offered in our vertically integrated manufacturing organization. The majority of the restructuring charges recorded as a result of these plans related to facilities located in North America and Europe, and in general, manufacturing activities at these plants were transferred to other facilities.

      Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations when a liability is incurred. The accrued restructuring costs are included in “accrued liabilities and other” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 through the first quarter of fiscal year 2004.

		Lease and
	Employee	Contract	Other	Impairment
	Termination	Termination	Restructuring	of
	Benefits	Costs	Costs	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 28, 2002	$—	$—	$—	$—	$—
Charges to operations	5,959	10,323	597	8,085	24,964
Charges utilized	(2,089)	(8,861)	(597)	(8,085)	(19,632)

Balance at September 27, 2003	3,870	1,462	—	—	5,332
Charges to operations	1,813	659	1,042	—	3,514
Charges utilized	(2,086)	(896)	(1,042)	—	(4,024)

Balance at December 27, 2003	$3,597	$1,225	$—	$—	$4,822

      In fiscal year 2003, we approved actions pursuant to SFAS No. 146 to close and consolidate certain of our manufacturing facilities in the United States and Europe as a result of the ongoing slowdown in the electronics industry. During fiscal year 2003, we recorded charges to operations of $6.0 million for termination benefits related to the involuntary termination of approximately 1,100 employees, and approximately $2.1 million of the charges had been utilized as of September 27, 2003. A total of 880 employees had been terminated as of September 27, 2003. We also recorded charges to operations of $10.3 million for the termination of non-cancelable leases, lease payments for permanently vacated properties and other contract termination costs, and utilized $8.9 million related to these charges. We incurred charges to operations of $8.1 million during fiscal 2003 for the impairment of excess equipment at the vacated facilities, all of which were utilized as of September 27, 2003.

      During the three months ended December 27, 2003, we recorded restructuring charges of approximately $3.5 million. These charges included employee termination benefits of approximately $1.8 million, lease and contract termination costs of approximately $659,000 and other restructuring costs of approximately $1.0 million, primarily costs incurred to prepare facilities for closure. The employee termination benefits were related to the involuntarily termination of 60 employees, the majority of which were involved in manufacturing activities. Approximately $2.1 million for employee termination benefits was utilized during the three months ended December 27, 2003. A total of approximately 90 employees were terminated during the three months ended December 27, 2003 pursuant to this restructuring plan. We also utilized $896,000 of lease and contract termination costs and $1.0 million of the other restructuring costs during the three months ended December 27, 2003. We expect the closing of the plants discussed above as well as other activities related to these exit plans to be completed in fiscal year 2004, although payments of certain accrued costs may not occur until later periods.

      Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations. The accrued restructuring costs are included in “accrued liabilities and other” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 and SFAS 112 pursuant to our ongoing restructuring plans through the first quarter of fiscal year 2004.

	Employee		Facilities	Write-off
	Severance and	Restructuring	Shutdown and	Impaired or
	Related	and Other	Consolidation	Redundant
	Expenses	Expenses	Costs	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 29, 2001	$7,731	$839	$36,545	$—	$45,115
Charges to operations	31,100	10,101	31,009	99,585	171,795
Charges utilized	(28,487)	(10,161)	(31,667)	(99,585)	(169,900)

Balance at September 28, 2002	10,344	779	35,887	—	47,010
Charges to operations	18,138	—	31,977	38,400	88,515
Charges utilized	(12,476)	(779)	(51,906)	(38,400)	(103,561)
Reversal of accrual	(6,267)	—	(1,468)	—	(7,735)

Balance at September 27, 2003	9,739	—	14,490	—	24,229
Charges to operations	514	—	3,671	(493)	3,692
Charges utilized	(717)	—	(8,104)	493	(8,328)

Balance at December 27, 2003	$9,536	$—	$10,057	$—	$19,593

     Fiscal 2002 Plans

      September 2002 Restructuring. In September 2002, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities in North America, Europe and Asia as a result of the ongoing slowdown in the industry. In fiscal years 2002 and 2003, we recorded charges to operations of $10.1 million for planned employee severance expenses related to the involuntary termination of approximately 800 employees, and utilized charges of approximately $5.8 million as a result of terminating approximately 790 employees. In fiscal years 2002 and 2003 we also recorded charges to operations of $22.3 million for the shutdown of facilities related to non-cancelable lease payments for permanently vacated properties and associated costs, and utilized charges of $17.7 million related to the shutdown of these facilities. We also incurred charges to operations of $74.3 million in fiscal years 2002 and 2003 related to the impairment of buildings and excess equipment and leasehold improvements at permanently vacated facilities. During the first quarter of fiscal year 2004, we recorded charges to operations of $2.1 million for non-cancelable lease payments and related costs for the shutdown of facilities and utilized $2.3 million of accrued facilities related charges. The closing of the plants discussed above as well as employee terminations and other related activities have been substantially completed, although payments of certain accrued costs may not occur until later periods.

      October 2001 Restructuring. In October 2001, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities throughout North America and Europe as a result of the continued slowdown in the industry and economy worldwide. In fiscal years 2002 and 2003, we recorded net charges to operations of $34.7 million for the expected involuntary termination of approximately 5,400 employees associated with these plant closures, and utilized charges of approximately $24.5 million as a result of terminating approximately 5,000 employees. We also incurred net charges to operations of $46.1 million in fiscal years 2002 and 2003 for non-cancelable lease payments for permanently vacated properties and other costs related to the shutdown of facilities, and utilized approximately $44.2 million of these charges in fiscal years 2002 and 2003. In fiscal year 2003, we reversed accrued severance charges of $6.3 million and accrued lease cancellation charges of $700,000 due to lower than estimated settlement costs at three European sites. We also incurred and utilized charges to operations of $56.4 million in fiscal years 2002 and 2003 related to the write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. During the first quarter of fiscal year 2004, we recorded charges to operations of

$514,000 for employee severance costs and $1.6 million for non-cancelable lease payments and other costs related to the shutdown of facilities. We utilized accrued severance charges of $622,000 and accrued facilities shutdown related charges of $2.8 million during the first quarter of fiscal year 2004. Manufacturing activities at the facilities affected by this plan ceased in fiscal year 2003 or prior; however, final payments of certain accrued costs may not occur until later periods.

     Fiscal 2001 Plans

      Segerström Restructuring. In March 2001, we acquired Segerström in a pooling of interests business combination and announced the restructuring plan. During fiscal years 2001 and 2002, we recorded net charges to operations of $5.7 million for the involuntary termination of 470 employee positions, and utilized $5.4 million of these charges in fiscal years 2001, 2002 and 2003. During those periods we also recorded charges to operations of $5.2 million related to the consolidation of facilities, of which $3.1 million was utilized in fiscal years 2001, 2002 and 2003. During the first quarter of fiscal year 2004, we utilized $314,000 with respect to the shutdown and consolidation of facilities.

      July 2001 Restructuring. In July 2001, we approved a plan to close and merge manufacturing facilities throughout North America and Europe as a result of the ongoing slowdown in the EMS industry. During fiscal years 2001 and 2002, we recorded charges to operations of $24.0 million for severance costs for involuntary employee terminations, of which $22.7 million was utilized for the termination of approximately 3,800 employees during fiscal years 2001, 2002 and 2003. During those periods we recorded net charges to operations of $45.2 million for lease payments for permanently vacated properties and other costs related to the shutdown of facilities, of which $37.9 million was utilized during fiscal years 2001, 2002 and 2003. Also during fiscal years 2001 and 2002, we recorded and utilized $7.3 million of asset related write-offs of equipment and leasehold improvements to permanently vacated properties. During fiscal year 2003 we reversed accrued facilities costs of $768,000 due to the early termination of the related lease. During the first quarter of fiscal year 2004, we utilized $2.7 million of accrued costs related to the shutdown of facilities. Manufacturing activities at the plants affected by this plan ceased in the fourth quarter of fiscal year 2002. However, the leases of the related facilities expire between 2004 and 2010; therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

      Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with EITF 95-3. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired entity. The accrued restructuring costs are included in “accrued liabilities and other” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 for the periods in which restructuring activities have taken place through the first quarter of fiscal 2004.

	Employee	Facilities	Write-off
	Severance and	Shutdown and	Impaired or
	Related	Consolidation	Redundant
	Expenses	Costs	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Non-cash
Balance at September 29, 2001	$—	$—	$—	$—
Additions to restructuring accrual	104,161	36,078	23,724	163,963
Accrual utilized	(64,207)	(12,519)	(19,643)	(96,369)

Balance at September 28, 2002	39,954	23,559	4,081	67,594
Additions to restructuring accrual	30,540	7,224	3,251	41,015
Accrual utilized	(36,516)	(16,164)	(7,332)	(60,012)
Reversal of accrual	(23,968)	(1,007)	—	(24,975)

Balance at September 27, 2003	10,010	13,612	—	23,622
Additions to restructuring accrual	8,500	—	—	8,500
Accrual utilized	(4,470)	(2,757)	—	(7,227)

Balance at December 27, 2003	$14,040	$10,855	$—	$24,895

      The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

      Other Acquisition-Related Restructuring Actions. In fiscal 2003, as part of an insignificant business acquisition completed in December 2002, we closed an acquired manufacturing facility in Texas as of the acquisition date and transferred the business to an existing plant. We recorded and utilized total charges to the restructuring liability of $2.4 million relating the closure of this plant. The charge consisted of $311,000 for salary related costs for employees participating in the closure of the plant and $2.1 million for excess equipment. In fiscal 2003, we also recorded charges to the restructuring liability of $7.5 million related to a manufacturing facility in Germany acquired in fiscal 2002. The charges consisted of severance costs for involuntary employee terminations of approximately 200 employees. We utilized $897,000 of the accrued severance in fiscal 2003 to terminate approximately 150 employees. During first quarter of fiscal 2004, we utilized $1.6 million of the accrued severance to terminate approximately 60 employees. In addition, in the first quarter of fiscal 2004, we recorded charges to the restructuring liability of $8.5 million related to employee terminations at a manufacturing facility in Europe acquired in fiscal 2003 due to the transfer of a portion of the manufacturing activities to an existing plant. The charges were related to the elimination of approximately 300 employees.

      SCI Acquisition Restructuring. In December 2001, we merged with SCI in a purchase business combination and formally changed our name to Sanmina-SCI Corporation. As part of the merger with SCI, we also recorded charges to the restructuring liability of $119.6 million during fiscal years 2002 and 2003 consisting of planned involuntary employee termination costs for approximately 7,100 employees and utilized $92.1 million in charges with respect to the termination of those employees. During fiscal years 2002 and 2003 we also incurred net charges to the restructuring liability of $41.0 million for restructuring costs related to lease payments for permanently vacated properties and other costs, and utilized approximately $26.3 million of these charges. We also incurred charges to restructuring liability of $24.9 million of asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. During fiscal year 2003, we reversed a total of $24.0 million of accrued severance costs, approximately $18.4 million of which was due to lower than anticipated settlement costs at a major European manufacturing site, and approximately $5.6 million of which related to two plants that were not closed as initially planned due to a change in business requirements. We also reversed $1.0 million of accrued facilities shutdown costs due to lower than estimated costs at various sites. During the first quarter of fiscal year 2004, we utilized $2.9 million of accrued severance and $2.8 million of facilities-related accruals. The closing and consolidation of the plants discussed above as well as involuntary employee terminations were substantially completed in fiscal year 2003, although final payments of certain accrued costs may not occur until later periods.

     Ongoing Restructuring Activities

      We continue to rationalize manufacturing facilities and headcount to better scale capacity to current market and operating conditions. We anticipate incurring additional restructuring charges in fiscal year 2004 under our phase two restructuring plan which was approved by management in the fourth quarter of fiscal year 2002. We expect to incur up to approximately $250.0 million, plus or minus 10%, of restructuring costs under this plan, of which approximately $145.9 million was incurred in fiscal year 2002 and 2003 and $13.5 million in first quarter of fiscal year 2004, as more fully described in the preceding paragraphs. The costs will consist of both cash and non-cash charges. As a result of our phase two restructuring plan, we expect to achieve reductions in non-cash and cash costs, including depreciation, payroll and related benefits, and rent expense. We expect our annual savings from this phase two restructuring plan to aggregate approximately $100-200 million, affecting cost of sales and selling, general and administrative expense. We began to benefit from these savings in the fourth quarter of fiscal 2002 and expect to fully realize the estimated annual savings before the end of fiscal 2004. We plan to fund cash restructuring costs with cash flows generated by operating activities

     Interest Income

      Interest income remained relatively constant at $3.4 million in first quarter of fiscal 2004 and $3.3 million in first quarter of fiscal 2003. The lower interest yields on investments during the first quarter of fiscal 2004 were offset by a higher weighted average cash and short-term investments balance during the first quarter of fiscal year 2004.

     Interest Expense

      Interest expense increased to $28.2 million in the first quarter of fiscal 2004 compared to $21.5 million in the first quarter of fiscal 2003 primarily as a result of the issuance of our 10.375% Notes in December 2002.

     Other Income (Expense)

      For the first quarter of fiscal 2004, we reported other expense of $2.6 million compared to other income of $19.4 million for the corresponding quarter of previous year. The components of other expense in first quarter of fiscal 2004 were loss from an equity investment and foreign exchange losses. The other income in first quarter of fiscal 2003 included $23.3 million of gains from repurchases of convertible notes, which did not occur in the first quarter of fiscal 2004, offset by loss from an equity investment and foreign exchange losses.

     Provision (Benefit) for Income Taxes

      The provision for income taxes for the three months ended December 27, 2003 is based upon our estimate of the effective tax rate for fiscal 2004 of 16.0%. For the three months ended December 28, 2002, the effective tax benefit rate was 33.0%. The decrease in the effective benefit rate in fiscal 2004 is due primarily to the reduced tax benefit of certain losses and restructuring costs expected to be incurred by non-U.S. operations during the year.

Liquidity and Capital Resources

      Cash, cash equivalents, and short-term investments as of December 27, 2003 were $1.2 billion, including $150.2 million of restricted cash ($38.0 million of which is held in an escrow account as required by Swedish law in connection with our purchase of 6% of the shares of Segerstrom). Cash provided by operating activities was $110.0 million and $123.1 million during the three months ended December 27, 2003 and December 28, 2002, respectively. The decreases were primarily due to an increase in inventories during the first quarter of fiscal 2004 versus a decline in the first quarter of fiscal 2003 and a greater increase in accounts receivable in the first quarter of fiscal 2004 as compared to fiscal 2003. Inventories increased during this quarter primarily due to growth in sales and business activities as compared to same quarter in the previous year. The increase in accounts receivable balance was a result of higher sales during the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. The effect of the increase in accounts receivable on cash provided by operating activities was partially offset by an increase in accounts payable. Accounts payable days outstanding was 58 days in the first quarter of fiscal 2004 as compared to 50 days in the comparable quarter of fiscal 2003. Working capital remained at $2.1 billion as of December 27, 2003 and September 27, 2003.

      Net cash used for investing activities was $33.7 million for the three months ended December 27, 2003. For the three months ended December 28, 2002, we generated cash from investing activities of $32.0 million. The use of cash for investing activities in fiscal 2004 was primarily related to increased purchases of short-term and long-term investments of $21.3 million and an increase in net cash paid for business acquisitions of $7.8 million and a decrease in proceeds from maturities of short-term investments of $51.1 million as compared to the fiscal 2003 first quarter. The use of cash is offset by the decrease in purchase of property, plant, and equipment of $7.7 million and increased proceeds from the sale of property and equipment of $6.8 million.

      Net cash provided by financing activities was $713,000 and $305.0 million for the three months ended December 27, 2003 and December 28, 2002, respectively. Net cash provided by financing activities during first quarter of fiscal 2003 was primarily related to proceeds received from long-term debt of $1.0 billion, which did not occur during first quarter of fiscal 2004, and proceeds from the sale of common stock. Proceeds from the sale of common stock increased $2.0 million during first quarter of fiscal 2004 compared to same quarter in fiscal 2003 due to an increase in proceeds from stock options exercised by employees. The increase in net cash provided by financing activities during first quarter of fiscal 2003 was offset by payments of convertible notes and credit facilities of $600.7 million, payments of long-term debt of $25.0 million and repurchase of convertible notes of $80.4 million, versus $4.5 million payments of long-term debt, $5.2 million payments of notes and credit facilities and no repurchase of convertible notes during first quarter of fiscal 2004.

     Contractual Obligations

      The following is a summary of our obligations and commitments as of December 27, 2003:

		Fiscal Year(s)

		Nine Months
Dollars in thousands	Total	2004	2005 – 2006	2007 – 2008	After 2008

Long-term debt and capital lease obligations(1)	$1,927,408	$491	$22,943	$523,521	$1,380,453
Operating leases	119,238	29,791	50,236	25,251	13,960

Total contractual obligations	$2,046,646	$30,282	$73,179	$548,772	$1,394,413

(1)	In fiscal 2005, we will be required to repurchase up to $631.5 million accreted value of Zero Coupon Subordinated Debentures due 2020 if submitted for repurchase by the holders of these debentures at their option on the repurchase date of September 12, 2005.

      We have initiated a judicial proceeding in accordance with Swedish law to determine the purchase price for 6% of the shares of Segerstrom. The purchase price and timing of purchase have not been determined. See Note 7 to the Condensed Consolidated Financial Statements for further discussion.

      Certain acquisition agreements that we entered into in connection with purchase business combinations may require us to pay additional consideration determined by future performance of the acquired entity. The amount and likelihood of the payments are not determinable as of December 27, 2003.

      We provided guarantees to various third parties in the form of letters of credit totaling $150.2 million as of December 27, 2003. The letters of credit cover various guarantees including interest rate swap agreements, escrow accounts related to business combinations, workers’ compensation claims and customs duties.

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

We expect to incur cash costs of approximately $80 million in future periods under our phase two restructuring plan.

      We believe that our existing cash resources, together with cash generated from operations, will be sufficient to meet our working capital requirements through at least the next 12 months. Should demand for our products decrease over the next 12 months the available cash provided by operations could be negatively impacted. We may seek to raise additional capital through the issuance of either debt or equity securities. The indenture governing our 10.375% Notes includes covenants that, among other things, limit in certain respects us and our restricted subsidiaries from incurring debt, making investments and other restricted payments, paying dividends on capital stock, redeeming capital stock or subordinated obligations and creating liens. In addition to existing collateral and covenant requirements, future debt financing may require us to pledge assets as collateral and comply with financial ratios and covenants. Equity financing may result in dilution to stockholders.

      In fiscal 2005, we will be required to repurchase up to $631.5 million accreted value of Zero Coupon Subordinated Debentures due 2020, or Zero Coupon Debentures, if submitted for repurchase by the holders of these debentures at their option on the repurchase date of September 12, 2005. We may choose to pay the repurchase price in cash, in shares of our common stock valued at market price or in any combination of the two. We may redeem all or a portion of the Zero Coupon Debentures for cash at any time after September 12, 2005 at 100% of principal plus accrued interest. At this time, management believes that we have adequate cash resources to fund this obligation if required. Should this not be the case in the future or should management determine not to utilize existing cash resources, management will consider financing alternatives that include, but are not limited to, refinancing or restructuring a portion of our existing debt obligations through a variety of possible financing alternatives and issuing equity securities. We cannot assure you that we will be able to refinance or restructure our existing debt obligations or issue equity securities on favorable terms, if at all.

Factors Affecting Operating Results

If the markets for our customers’ products decline further, or improve at a slower pace than we anticipate, demand for our services may be adversely affected and, therefore, our operating results could be adversely affected.

      As a result of the downturn in the electronics industry, in general, and the communications sector in particular, demand for our manufacturing services has declined significantly. The decrease in demand for manufacturing services by OEMs has resulted primarily from reduced capital spending by communications service providers. Until the downturn in the communications sector, we had depended on OEMs in this sector for a significant portion of our net sales and earnings. Consequently, our operating results have been adversely affected as a result of the deterioration in the communications market and the other markets that we serve. If capital spending in the end markets we serve continues to decline or if these markets do not improve, or improve at a slower pace than we anticipate, our revenue and profitability will continue to be adversely affected.

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

      Before the economic downturn in the communications sector, sales of our services to OEMs in this sector accounted for a substantially greater portion of our net sales and earnings than in recent periods. As a result of reduced sales to OEMs in the communications sector, our gross margins have declined because the services that we provided to these OEMs often were more complex, thereby generating higher margins, than those that we provided to OEMs in other sectors of the electronics industry. For example, a greater percentage of our net sales in recent periods has been derived from sales of personal computers. Margins on personal computers are typically lower than margins that we have historically realized on communication products. OEMs are continuing to seek price decreases from us and other EMS companies and competition for this business remains intense. This price competition could adversely affect our gross margins. If demand for our higher-end, higher margin manufacturing services does not improve in the future, our gross margins and operating results in future periods may be lower than expected.

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

      The indenture governing our 10.375% Notes contains, and those agreements governing our future debt may contain, various covenants that limit our ability to, among other things:

•	Incur additional debt, including guarantees by us or our restricted subsidiaries;

•	Make investments, pay dividends on our capital stock, redeem or repurchase our capital stock or subordinate obligations, subject to certain exceptions;

•	Create specified liens;

•	Make capital expenditures;

•	Sell assets;

•	Make acquisitions;

•	Create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•	Engage in transactions with affiliates;

•	Engage in sale and leaseback transactions; and

•	Consolidate or merge with or into other companies or sell all or substantially all of our assets.

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

      We generally do not obtain firm, long-term purchase commitments from our customers. Customers may cancel their orders, reduce production quantities or delay production for a number of reasons. Many of our customers have experienced significant decreases in demand for their products and services. The uncertain economic conditions in several of the markets in which our customers operate have prompted some of our customers to cancel orders, delay the delivery of some of the products that we manufacture or place purchase orders for fewer products than we previously anticipated. Even when our customers are contractually obligated to purchase products from us, we may be unable or, for other business reasons, choose not to enforce our contractual rights. Cancellations, reductions or delays of orders by customers would:

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

      Sales to our 10 largest customers accounted for 71.6% of our net sales in the three-month period ended December 27, 2003 and our two largest customers, IBM and HP, each accounted for 10.0% or more of our net sales for that period. We depend on the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycles, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer, would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would adversely affect our operating results.

If our business does not improve or declines, we may further restructure our operations, which may adversely affect our financial condition and operating results.

      In October 2002, we announced a phase two restructuring plan, which was approved by management in the fourth quarter of fiscal 2002, of up to $250.0 million of both cash and non-cash restructuring charges as a result of the continued slowdown in the EMS industry, of which $145.9 million was incurred in fiscal year 2002 and 2003 and $13.5 million in first quarter of fiscal year 2004. We expect to incur the remainder of the restructuring costs pursuant to this phase two restructuring plan in fiscal 2004, resulting in total charges within the range of $250.0 million plus or minus 10%. We cannot be certain as to the actual amount of these restructuring charges or the timing of their recognition for financial reporting purposes. We may need to take additional restructuring charges in the future if our business does not improve or declines or if the expected benefits of recently completed and currently planned restructuring activities do not materialize. These benefits may not materialize if we incur unanticipated costs in closing facilities or transitioning operations from closed facilities to other facilities or if customers cancel orders as a result of facility closures. If we are unsuccessful in implementing our restructuring plans, we may experience disruptions in our operations and higher ongoing costs, which may adversely affect our operating results.

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

      We are potentially liable for contamination at our current and former facilities, including those of the companies we have acquired. These liabilities include ongoing investigation and remediation activities at a number of sites, including our facilities located in Irvine, California, (acquired as part of our acquisition of Elexsys), Owego, New York (a current facility of our Hadco subsidiary), Derry, New Hampshire (a current facility of our Hadco subsidiary), and Fort Lauderdale, Florida (a former facility of our Hadco subsidiary). Currently, we are unable to anticipate whether any third-party claims will be brought against us for the existence of this contamination. We cannot assure you that third-party claims will not arise and will not result in material liability to us. In addition, there are several sites, including our facilities in Wilmington, Massachusetts, Clinton, North Carolina, Brockville, Ontario, and Gunzenhausen, Germany that are known to have groundwater contamination caused by a third party, and that third party has provided indemnity to us for the liability. Although we cannot guarantee you that we will not incur liability for clean-up costs or expenses at any of these sites, we have no reason to believe that such liability will occur and that it will be material to our business and operating results in the future.

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

      We conduct our international operations primarily in Asia, Latin America, Canada and Europe and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 73.6% of our net sales from non-U.S. operations during the first quarter of fiscal 2004, and a significant portion of our manufacturing material was provided by international suppliers during this period. During the first quarter of fiscal 2003, we generated 60.4% of our net sales from non-U.S. operations. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

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

Interest Rate Risk

      Our exposures to market risk for changes in interest rates relate primarily to our investment portfolio and certain debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. We invest in high credit quality issuers and, by policy, limit the amount of principal exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default and market risk.

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

      The table below presents carrying amounts and related average interest rates by year of maturity for our investment portfolio as of December 27, 2003 (dollars in thousands):

	2004	2005	2006	Total

	(In thousands, except percentages)
Cash equivalents and short-term investments	$408,148	$—	$3,684	$411,832
Average interest rate	1.09%	—%	1.27%	1.09%

      We have issued the 10.375% Notes with a principal balance of $750.0 million due in 2010. We entered into interest rate swap transactions to effectively convert the fixed interest rate to variable rates. The swap agreements, which expire in 2010, are accounted for as a fair value hedge under SFAS No. 133. The aggregate notional amount of the swap transactions is $750.0 million. Under the terms of the swap agreements, we pay an interest rate equal to the six-month LIBOR rate plus 5.6375% for $525.0 million of principal and six-month LIBOR rate plus 5.62% on $225.0 million of principal. In exchange, we receive a fixed rate of 10.375%. At December 27, 2003, $20.5 million has been recorded in other noncurrent assets to record the fair value of the interest rate swap transactions, with a corresponding increase to the carrying value of the 10.375% Notes on the Consolidated Balance Sheet.

      As of December 27, 2003, we also have $13.8 million of revolving credit agreements at interest rates that fluctuate. The average interest rate for the quarter ended December 27, 2003 was 4.25%.

Foreign Currency Exchange Risk

      Sanmina-SCI transacts business in foreign countries. Sanmina-SCI’s primary foreign currency cash flows are in certain Asian and European countries, Australia, Brazil, Canada, and Mexico. Sanmina-SCI enters into short-term foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in foreign currencies. At December 27, 2003, Sanmina-SCI had forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $420.8 million. The net unrealized loss on the contracts at December 27, 2003 is not material and is recorded in accrued liabilities on the balance sheet. Market value gains and losses on forward exchange contracts are recognized in the Consolidated Statement of Operations as offsets to the exchange gains and losses on the hedged transactions. The impact of these foreign exchange contracts was not material to the results of operations for the three months ended December 27, 2003 and December 28, 2002.

Item 4.	Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      We are a party to certain legal proceedings that have arisen in the ordinary course of our business. We believe that the resolution of these proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      On January 26, 2004 Sanmina-SCI held its 2004 Annual Meeting of Stockholders. The matters voted upon at the meeting, for shareholders of record as of December 1, 2003 and the vote with respect to each such matter are set forth below:

1. To elect directors of Sanmina-SCI:

	For	Withheld

John C. Bolger	430,410,037	13,259,433
Neil R. Bonke	415,116,987	28,552,483
Randy W. Furr	432,755,078	10,914,392
Mario M. Rosati	393,290,433	50,379,037
A. Eugene Sapp, Jr.	432,864,525	10,804,945
Wayne Shortridge	419,683,818	23,985,652
Peter J. Simone	435,006,453	8,663,017
Jure Sola	421,172,164	22,497,306
Bernard V. Vonderschmitt	430,417,387	13,252,083
Jacqueline M. Ward	417,492,850	26,176,620

2. To approve the appointment of KPMG LLP as the independent public accountants of Sanmina-SCI for the fiscal year ending October 2, 2004:

For: 434,589,466                    Against: 6,874,723                    Abstain: 2,205,281

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      Refer to item (c) below.

      (b) Reports on Form 8-K

      On December 4, 2003, Sanmina-SCI filed a current report on Form 8-K to file the press release issued by Sanmina-SCI on December 4, 2003, announcing the appointment of Peter Simone to the Company’s Board of Directors.

      On October 23, 2003, Sanmina-SCI filed a current report on Form 8-K to furnish, pursuant to Item 7, “Financial Statements and Exhibits” and Item 12, “Disclosure of Results of Operations and Financial Condition,” the press release issued by Sanmina-SCI on October 23, 2003, announcing financial results for its fourth fiscal quarter.

      (c) Exhibits

Exhibit
Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001
3.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.2(5)	Amended and Restated Bylaws of the Registrant, dated December 1, 2003.
31.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.

(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on August 10, 2001.

(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.

(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed with the SEC on December 9, 2003.

SANMINA-SCI CORPORATION

SIGNATURES

      Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANMINA-SCI CORPORATION
(Registrant)

By:	/s/ JURE SOLA

Jure Sola
Chief Executive Officer

Date: February 6, 2004

By:	/s/ RICK R. ACKEL

Rick R. Ackel
Executive Vice President and
Chief Financial Officer

Date: February 6, 2004

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001
3.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.2(5)	Amended and Restated Bylaws of the Registrant, dated December 1, 2003.
31.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.

(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on August 10, 2001.

(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed with the SEC on December 9, 2003.