Form 10-Q
period 2004-03-27
SANMINA-SCI CORP
filed 2004-05-11
CIK 897723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

or

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

      As of May 5, 2004 there were 520,918,395 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 27,	September 27,
	2004	2003

	(Unaudited)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,076,512	$1,043,850
Short-term investments	51,993	39,138
Accounts receivable, net	1,544,232	1,576,392
Inventories	1,165,231	977,799
Deferred income taxes	428,308	421,478
Prepaid expenses and other	92,109	109,862

Total current assets	4,358,385	4,168,519

Property, plant and equipment, net	844,979	902,868
Long-term investments	27,817	15,614
Goodwill	2,236,896	2,223,422
Deposits and other	156,978	139,833

Total assets	$7,625,055	$7,450,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,256	$3,489
Accounts payable	1,713,047	1,506,998
Accrued liabilities and other	347,571	394,906
Accrued payroll and related benefits	166,997	130,660

Total current liabilities	2,228,871	2,036,053

Long-term liabilities:
Long-term debt, net of current portion	1,929,972	1,925,630
Deferred income tax liability	89,334	90,294
Other liabilities	72,876	75,025

Total long-term liabilities	2,092,182	2,090,949

Stockholders’ equity:
Common stock	5,383	5,304
Additional paid-in capital	5,721,285	5,692,764
Treasury stock	(188,750)	(188,618)
Deferred compensation	(33,699)	—
Accumulated other comprehensive income	30,399	16,335
Accumulated deficit	(2,230,616)	(2,202,531)

Total stockholders’ equity	3,304,002	3,323,254

Total liabilities and stockholders’ equity	$7,625,055	$7,450,256

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003

	(In thousands, except per share data)

	(Unaudited)
Net sales	$2,862,386	$2,443,553	$5,832,667	$4,980,514
Cost of sales	2,717,287	2,338,830	5,546,377	4,766,834

Gross profit	145,099	104,723	286,290	213,680

Operating expenses:
Selling, general and administrative	81,304	74,223	158,350	155,324
Research and development	7,020	3,002	13,919	5,193
Amortization of intangibles	2,281	1,628	4,401	3,237
Integration costs	2,051	3,963	3,782	6,359
Restructuring costs	83,904	39,949	91,110	74,042

Total operating expenses	176,560	122,765	271,562	244,155

Operating income (loss)	(31,461)	(18,042)	14,728	(30,475)
Interest income	6,526	7,505	9,964	10,826
Interest expense	(30,613)	(40,384)	(58,818)	(61,861)
Other income (expense)	(2,236)	3,427	(4,884)	22,809

Other income (expense), net	(26,323)	(29,452)	(53,738)	(28,226)

Income (loss) before provision for income taxes	(57,784)	(47,494)	(39,010)	(58,701)
Provision (benefit) for income taxes	(13,928)	(15,673)	(10,923)	(19,371)

Net income (loss)	$(43,856)	$(31,821)	$(28,087)	$(39,330)

Earnings (loss) per share:
Basic	$(0.09)	$(0.06)	$(0.05)	$(0.08)

Diluted	$(0.09)	$(0.06)	$(0.05)	$(0.08)

Shares used in computing per share amounts:
Basic	514,924	509,735	514,152	509,651
Diluted	514,924	509,735	514,152	509,651

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	March 27,	March 29,
	2004	2003

	(In thousands)

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(28,087)	$(39,330)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Restructuring costs	13,859	37,006
Depreciation and amortization	96,461	119,755
Deferred income taxes	—	(603)
Provision (benefit) for doubtful accounts	(1,269)	(3,194)
Deferred compensation	5,778	(3,326)
Loss on disposal of property and equipment	327	20,093
Loss from investment in 50% or less owned companies	4,045	3,244
Gain from repurchase of convertible notes	—	(25,607)
Other, net	(627)	907
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	42,574	(92,431)
Inventories	(163,160)	98,384
Prepaid expenses, deposits and other	769	9,572
Income tax accounts	2,685	79,569
Accounts payable and accrued liabilities	169,755	54,960

Cash provided by operating activities	143,110	258,999

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(39,407)	(36,827)
Proceeds from maturity of short-term investments	25,243	74,164
Purchases of long-term investments	(11,954)	(500)
Purchases of property and equipment, net of acquisitions	(33,350)	(35,420)
Proceeds from sale of assets	15,476	9,684
Cash paid for businesses acquired, net of cash acquired	(51,184)	(211,426)

Cash used for investing activities	(95,176)	(200,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of convertible notes	—	(171,306)
Payments of long-term debt	(11,072)	(30,122)
Proceeds from long-term debt, net of issuance costs	64	1,002,798
Proceeds from (payments of) notes and credit facilities, net	(14,440)	(604,648)
Proceeds from sale of common stock, net of issuance costs	16,667	8,323

Cash provided by (used for) financing activities	(8,781)	205,045

Effect of exchange rate changes	(6,491)	5,408

Increase in cash and cash equivalents	32,662	269,127
Cash and cash equivalents at beginning of period	1,043,850	1,064,534

Cash and cash equivalents at end of period	$1,076,512	$1,333,661

See accompanying notes.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

      The accompanying condensed consolidated financial statements of Sanmina-SCI Corporation (“Sanmina-SCI”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all normal recurring and other adjustments that are, in the opinion of management, necessary for a fair presentation.

      The results of operations for the six months ended March 27, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 27, 2003, included in Sanmina-SCI’s annual report on Form 10-K.

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

      Foreign Currency Translation — For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported as a separate component of stockholders’ equity. Remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other income (expense), net in the accompanying consolidated statements of operations.

      Cash and Cash Equivalents — Sanmina-SCI considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 27, 2004, cash and cash equivalents includes $97.0 million of restricted cash and cash equivalents, primarily related to accounts collateralizing letters of credit.

      Supplemental disclosure of non-cash investing activities for the six-month periods ended March 27, 2004 and March 29, 2003 is as follows:

	March 27,	March 29,
	2004	2003

	(In thousands)
Acquisition of property, plant and equipment with long-term investments	$—	$52,850

      Exit Costs — Sanmina-SCI recognizes restructuring charges related to its plans to exit certain activities resulting from the identification of excess manufacturing and administrative facilities that it chooses to close or consolidate. In connection with its exit activities, Sanmina-SCI records restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combination.” Where applicable, employee termination costs are recorded pursuant to SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.” Fixed assets that are written off or impaired as a result of restructuring plans are typically held for sale or scrapped. The remaining carrying value of such assets was not material at March 27, 2004 or September 27, 2003. The recognition of restructuring charges requires Sanmina-SCI’s management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less selling costs, of property, plant and equipment to be disposed of. Management’s estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, Sanmina-SCI evaluates the remaining accrued balances to ensure their adequacy, that no excess accruals are retained, and the utilization of the provisions are for their intended purposes in accordance with developed exit plans.

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

      Sanmina-SCI has determined that there are two reporting units: international and domestic. Goodwill information for each reporting unit is as follows:

	As of	Additions	Adjustments	As of
	September 27,	to	to	March 27,
	2003	Goodwill	Goodwill	2004

	(In thousands)
Segments:
Domestic	$1,228,154	$523	$(11,674)	$1,217,003
International	995,268	1,742	22,883	1,019,893

Total	$2,223,422	$2,265	$11,209	$2,236,896

      Adjustments to goodwill primarily represent purchase price allocation adjustments related to business combinations.

      Sanmina-SCI has certain identifiable intangible assets that are subject to amortization. Intangible assets are included in “Deposits and other” in the condensed consolidated balance sheet. The components of intangible assets are as follows:

	March 27, 2004			September 27, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

(In thousands)
Amortized intangibles	$74,214	$(34,751)	$39,463	$65,658	$(30,350)	$35,308

      Intangible asset amortization expense for the six months ended March 27, 2004 and March 29, 2003 was approximately $4.4 million and $3.2 million, respectively.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Estimated annual amortization expense for intangible assets at March 27, 2004 is as follows:

(In thousands)
Fiscal Year:
2004 (remainder)	$4,159
2005	7,786
2006	6,446
2007	6,232
2008	6,232
Thereafter	8,608

$39,463

      Revenue Recognition. Sanmina-SCI generally recognizes revenue at the point of shipment to its customers, under the contractual terms which in general are FOB shipping point or when services have been performed. Sanmina-SCI also derives revenues from sales of certain inventory, including raw materials, to customers who reschedule, amend or cancel purchase orders after Sanmina-SCI has procured inventory to fulfill their purchase orders. Title to the product or the inventory transfers upon shipment and the customer’s assumption of the risks and rewards of ownership of the product. In some cases, Sanmina-SCI will recognize revenue upon receipt of shipment by the customer or at its designated location. Except in specific circumstances, there are no formal customer acceptance requirements or further Sanmina-SCI obligations to the product or the inventory subsequent to shipment. In specific circumstances in which there are such customer acceptance requirements or further Sanmina-SCI obligations, revenue is recognized at the point of formal acceptance and upon completion of the obligations. Where appropriate, provisions are made for estimated warranty costs and sales returns.

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

      In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to revise or rescind accounting guidance contained in SAB 101; specifically to be consistent with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Otherwise, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on Sanmina-SCI’s financial position, results of operations or cash flows.

      Warranty Reserves — Sanmina-SCI establishes a warranty provision on shipped products based on individual manufacturing contract requirements and past warranty experience. Each period end the balance is reviewed to ensure its adequacy. Accrued warranty reserves at March 27, 2004 and September 27, 2003 were less than one percent of total current liabilities.

      Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the quarters ended March 27, 2004 and March 29, 2003, 20,112,918 and 32,069,611 potentially dilutive shares from the

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conversion of the convertible subordinated debt and after-tax interest expense of $7.9 million and $9.1 million, respectively, were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. For the six months ended March 27, 2004 and March 29, 2003, 20,112,918 and 32,236,375 potentially dilutive shares from the conversion of the convertible subordinated debt and after-tax interest expense of $14.9 million and $18.8 million, respectively, were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. Stock options with exercise prices greater than the average fair market price for a period, which are defined as anti-dilutive, are not included in the diluted earnings (loss) per share calculations because of their anti-dilutive effect. For the three months ended March 27, 2004 and March 29, 2003, 7,150,003 and 37,406,670 stock options, respectively, were anti-dilutive and excluded from the diluted earnings (loss) per share calculation. For the six months ended March 27, 2004 and March 29, 2003, 7,919,993 and 46,467,682 stock options, respectively, were anti-dilutive and excluded from the diluted earnings (loss) per share calculation. The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended

	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003

	(In thousands, except per share data)
Numerator:
Net income (loss)	$(43,856)	$(31,821)	$(28,087)	$(39,330)

Denominator:
Weighted average shares — basic	514,924	509,735	514,152	509,651
Effect of dilutive potential common shares	—	—	—	—

Weighted average number of shares — diluted	514,924	509,735	514,152	509,651

Net income (loss) per share — basic	$(0.09)	$(0.06)	$(0.05)	$(0.08)
Net income (loss) per share — diluted	$(0.09)	$(0.06)	$(0.05)	$(0.08)

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

      Sanmina-SCI uses the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the company’s net income (loss) and earnings (loss) per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the fair value of stock options granted. The

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions used for the three and six months ended March 27, 2004 and March 29, 2003 are presented below:

	Three Months Ended		Six Months Ended

	March 27,	March 29,	March 27,	March 29,
Stock Options	2004	2003	2004	2003

Volatility	75%	75%	75%	75%
Risk-free interest rate	2.81%	2.17%	2.81%	2.17%
Dividend yield	0%	0%	0%	0%
Expected lives (management and directors) beyond vesting	1.30 years	0.94 years	1.30 years	0.94 years
Expected lives (employees) beyond vesting	1.30 years	0.63 years	1.30 years	0.63 years

	Three Months Ended		Six Months Ended

	March 27,	March 29	March 27,	March 29,
Employee Stock Purchase Plan	2004	2003	2004	2003

Volatility	75%	75%	75%	86%
Risk-free interest rate	2.81%	1.22%	2.81%	2.40%
Dividend yield	0%	0%	0%	0%
Expected lives beyond vesting	0.5 years	0.5 years	0.5 years	0.5 years

      Sanmina-SCI has several stock option plans which are described in the Company’s most recent Annual Report on Form 10-K. Sanmina-SCI accounts for its stock option plans and employee stock purchase plan in accordance with APB Opinion No. 25 and related interpretations. Had compensation cost for all plans been determined consistent with SFAS Nos. 123 and 148, Sanmina-SCI’s net income (loss) and earnings (loss) per share would have been the following pro forma amounts:

	Three Months Ended		Six Months Ended

	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003

	(In thousands, except per share data)
Net loss:
As reported	$(43,856)	$(31,821)	$(28,087)	$(39,330)
Stock-based employee compensation expense included in reported net income (loss), net of tax	1,905	—	3,802	—
Stock-based employee compensation expense determined under fair value method, net of tax	(14,220)	(11,541)	(29,923)	(24,878)

Pro forma net loss	$(56,171)	$(43,362)	$(54,208)	$(64,208)

Basic loss per share:
As reported	$(0.09)	$(0.06)	$(0.05)	$(0.08)
Pro forma	$(0.11)	$(0.09)	$(0.11)	$(0.13)
Diluted loss per share:
As reported	$(0.09)	$(0.06)	$(0.05)	$(0.08)
Pro forma	$(0.11)	$(0.09)	$(0.11)	$(0.13)

      In the first half of fiscal 2004, the compensation committee of the Board of Directors granted awards of restricted stock to executive officers and certain management employees. The restricted stock awards vest after four years, except that certain shares of restricted stock may vest earlier if specified performance criteria are met. Deferred compensation, net of reversals, of approximately $(1.4) million and $36.3 million,

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, and compensation expense of $2.4 million and $4.7 million, respectively, were recorded in the quarter and six months ended March 27, 2004 as a result of these restricted stock awards.

      Recent Accounting Pronouncements — In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities (VIE),” (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R, which was issued in December 2003, replaces FIN No. 46. Sanmina-SCI is required to apply FIN No. 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN No. 46R did not have a material impact on Sanmina-SCI’s financial position, results of operations or cash flows as Sanmina-SCI does not have any VIEs.

Note 3 — Restructuring Costs

      Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations when a liability is incurred. Accrued restructuring costs are included in “accrued liabilities and other” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 through the second quarter of fiscal year 2004.

		Lease and
	Employee	Contract	Other	Impairment
	Termination	Termination	Restructuring	of Fixed
	Benefits	Costs	Costs	Assets	Total

	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 28, 2002	$—	$—	$—	$—	$—
Charges to operations	5,959	10,323	597	8,085	24,964
Charges utilized	(2,089)	(8,861)	(597)	(8,085)	(19,632)

Balance at September 27, 2003	3,870	1,462	—	—	5,332
Charges to operations	1,813	659	1,042	—	3,514
Charges utilized	(2,086)	(896)	(1,042)	—	(4,024)

Balance at December 27, 2003	3,597	1,225	—	—	4,822
Charges to operations	42,722	7,838	3,191	10,073	63,824
Charges utilized	(4,489)	(1,643)	(2,869)	(10,073)	(19,074)
Reversal of accrual	(911)	(912)	—	—	(1,823)

Balance at March 27, 2004	$40,919	$6,508	$322	$—	$47,749

      In fiscal year 2003, Sanmina-SCI approved actions pursuant to SFAS No. 146 to close and consolidate certain of its manufacturing facilities in the United States and Europe as a result of the ongoing slowdown in the electronics industry. During fiscal year 2003, Sanmina-SCI recorded charges to operations of $6.0 million

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During the six months ended March 27, 2004, Sanmina-SCI recorded restructuring charges of approximately $67.3 million. These charges included employee termination benefits of approximately $44.5 million, lease and contract termination costs of approximately $8.5 million, other restructuring costs of approximately $4.2 million, primarily costs incurred to prepare facilities for closure, and impairment of fixed assets of $10.1 million consisting of excess equipment to be disposed of and facilities that were permanently vacated. The employee termination benefits were related to the involuntarily termination of 1,200 employees, the majority of which were involved in manufacturing activities. Approximately $6.6 million of employee termination benefits was utilized during the six months ended March 27, 2004 for the termination of approximately 200 employees pursuant to this restructuring plan. Sanmina-SCI also utilized $2.5 million of lease and contract termination costs and $3.9 million of the other restructuring costs during the six months ended March 27, 2004. During the six months ended March 27, 2004, Sanmina-SCI reversed approximately $911,000 of accrued severance and approximately $912,000 of accrued lease costs due to revisions of estimates. As of March 27, 2004, Sanmina-SCI has completed or commenced restructuring actions contemplated under its phase two restructuring plan, however, certain costs cannot be recorded until future quarters in accordance with generally accepted accounting principles.

      Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations. Accrued restructuring costs are included in “accrued liabilities and other” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs recorded pursuant to EITF 94-3 and SFAS 112 pursuant to our ongoing restructuring plans through the second quarter of fiscal year 2004.

			Facilities
	Employee		Shutdown	Write-off
	Severance and	Restructuring	and	Impaired or
	Related	and Other	Consolidation	Redundant
	Expenses	Expenses	Costs	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 29, 2001	$7,731	$839	$36,545	$—	$45,115
Charges to operations	31,100	10,101	31,009	99,585	171,795
Charges utilized	(28,487)	(10,161)	(31,667)	(99,585)	(169,900)

Balance at September 28, 2002	10,344	779	35,887	—	47,010
Charges to operations	18,138	—	31,977	38,400	88,515
Charges utilized	(12,476)	(779)	(51,906)	(38,400)	(103,561)
Reversal of accrual	(6,267)	—	(1,468)	—	(7,735)

Balance at September 27, 2003	9,739	—	14,490	—	24,229
Charges to operations	514	—	3,671	(493)	3,692
Charges utilized	(717)	—	(8,104)	493	(8,328)

Balance at December 27, 2003	9,536	—	10,057	—	19,593
Charges to operations	4,909	—	25,753	4,280	34,942
Charges utilized	(7,510)	—	(11,808)	(4,280)	(23,598)
Reversal of accrual	(6,665)	—	(6,374)	—	(13,039)

Balance at March 27, 2004	$270	$—	$17,628	$—	$17,898

      The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

Fiscal 2002 Plans

      September 2002 Restructuring. In September 2002, Sanmina-SCI approved a plan pursuant to EITF 94-3 to close and consolidate certain of its manufacturing facilities in North America, Europe and Asia as a result of the ongoing slowdown in the industry. In fiscal years 2002 and 2003, Sanmina-SCI recorded charges to operations of $10.1 million for planned employee severance expenses related to the involuntary termination of approximately 800 employees, and utilized charges of approximately $5.8 million as a result of terminating approximately 790 employees. In fiscal years 2002 and 2003 Sanmina-SCI also recorded charges to operations of $22.3 million for the shutdown of facilities related to non-cancelable lease payments for permanently vacated properties and associated costs, and utilized charges of $17.7 million related to the shutdown of these facilities. Sanmina-SCI also incurred charges to operations of $74.3 million in fiscal years 2002 and 2003 related to the impairment of buildings and excess equipment and leasehold improvements at permanently vacated facilities. During the six months ended March 27, 2004, Sanmina-SCI recorded charges to operations of approximately $1.4 million and utilized $2.1 million for employee severance expense. During the same period, Sanmina-SCI also recorded charges to operations of approximately $25.0 million and utilized approximately $14.5 million for non-cancelable lease payments, lease termination costs and related costs for the shutdown of facilities. In addition, Sanmina-SCI reversed approximately $3.6 million of accrued severance due to lower than anticipated payments at various plants and approximately $5.8 million of accrued facilities shutdown costs due to a change in use of the facilities or the Company achieving greater sublease income than anticipated. Sanmina-SCI also incurred charges to operations of $3.7 million related to the impairment of

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

building and leasehold improvements at permanently vacated properties. The closing of the plants discussed above as well as employee terminations and other related activities have been substantially completed, although payments of certain accrued costs may not occur until later periods.

      October 2001 Restructuring. In October 2001, Sanmina-SCI approved a plan pursuant to EITF 94-3 to close and consolidate certain of its manufacturing facilities throughout North America and Europe as a result of the continued slowdown in the industry and economy worldwide. In fiscal years 2002 and 2003, Sanmina-SCI recorded net charges to operations of $34.7 million for the expected involuntary termination of approximately 5,400 employees associated with these plant closures, and utilized charges of approximately $24.5 million as a result of terminating approximately 5,000 employees. Sanmina-SCI also incurred net charges to operations of $46.1 million in fiscal years 2002 and 2003 for non-cancelable lease payments for permanently vacated properties and other costs related to the shutdown of facilities, and utilized approximately $44.2 million of these charges in fiscal years 2002 and 2003. In fiscal year 2003, Sanmina-SCI reversed accrued severance charges of $6.3 million and accrued lease cancellation charges of $700,000 due to lower than estimated settlement costs at three European sites. Sanmina-SCI also incurred and utilized charges to operations of $56.4 million in fiscal years 2002 and 2003 related to the write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. During the six months ended March 27, 2004, Sanmina-SCI recorded charges to operations of approximately $3.1 million for employee severance costs and approximately $2.5 million for non-cancelable lease payments and other costs related to the shutdown of facilities. Sanmina-SCI utilized accrued severance charges of approximately $6.1 million and accrued facilities shutdown related charges of approximately $1.5 million during the six months ended March 27, 2004. During the six months ended March 27, 2004, Sanmina-SCI reversed approximately $923,000 of accrued severance and approximately $530,000 of accrued lease costs due to lower than expected payments in various plants. Manufacturing activities at the facilities affected by this plan ceased in fiscal year 2003 or prior; however, final payments of certain accrued costs may not occur until later periods.

Fiscal 2001 Plans

      Segerström Restructuring. In March 2001, Sanmina-SCI acquired Segerström in a pooling of interests business combination and announced the restructuring plan. During fiscal years 2001 and 2002, Sanmina-SCI recorded net charges to operations of $5.7 million for the involuntary termination of 470 employee positions, and utilized $5.4 million of these charges in fiscal years 2001, 2002 and 2003. During those periods Sanmina-SCI also recorded charges to operations of $5.2 million related to the consolidation of facilities, of which $3.1 million was utilized in fiscal years 2001, 2002 and 2003. During the six months ended March 27, 2004, Sanmina-SCI recorded charges to operations of approximately $103,000 and utilized approximately $433,000 with respect to the shutdown and consolidation of facilities.

      July 2001 Restructuring. In July 2001, Sanmina-SCI approved a plan to close and merge manufacturing facilities throughout North America and Europe as a result of the ongoing slowdown in the EMS industry. During fiscal years 2001 and 2002, Sanmina-SCI recorded charges to operations of $24.0 million for severance costs for involuntary employee terminations, of which $22.7 million was utilized for the termination of approximately 3,800 employees during fiscal years 2001, 2002 and 2003. During those periods Sanmina-SCI recorded net charges to operations of $45.2 million for lease payments for permanently vacated properties and other costs related to the shutdown of facilities, of which $37.9 million was utilized during fiscal years 2001, 2002 and 2003. Also during fiscal years 2001 and 2002, Sanmina-SCI recorded and utilized $7.3 million of asset related write-offs of equipment and leasehold improvements to permanently vacated properties. During fiscal year 2003 Sanmina-SCI reversed accrued facilities costs of $768,000 due to the early termination of the related lease. During the six months ended March 27, 2004, Sanmina-SCI recorded approximately $1.8 million and utilized approximately $3.5 million of accrued costs related to the shutdown of facilities. In addition, Sanmina-SCI recorded charges to operations of approximately $919,000 and reversed approximately $2.1 million of accrued severance due to lower than anticipated payments. Manufacturing activities at the plants

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affected by this plan ceased in the fourth quarter of fiscal year 2002. However, the leases of the related facilities expire between 2004 and 2010; therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

      Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with EITF 95-3. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired entity. Accrued restructuring costs are included in “accrued liabilities and other” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 for the periods in which restructuring activities have taken place through the second quarter of fiscal 2004.

	Employee	Facilities	Write-off
	Severance &	Shutdown &	Impaired or
	Related	Consolidation	Redundant
	Expenses	Costs	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Non-cash
Balance at September 29, 2001	$—	$—	$—	$—
Additions to restructuring accrual	104,161	36,078	23,724	163,963
Accrual utilized	(64,207)	(12,519)	(19,643)	(96,369)

Balance at September 28, 2002	39,954	23,559	4,081	67,594
Additions to restructuring accrual	30,540	7,224	3,251	41,015
Accrual utilized	(36,516)	(16,164)	(7,332)	(60,012)
Reversal of accrual	(23,968)	(1,007)	—	(24,975)

Balance at September 27, 2003	10,010	13,612	—	23,622
Additions to restructuring accrual	8,500	—	—	8,500
Accrual utilized	(4,470)	(2,757)	—	(7,227)

Balance at December 27, 2003	14,040	10,855	—	24,895
Additions to restructuring accrual	1,364	—	6,024	7,388
Accrual utilized	(10,036)	(6,617)	(6,024)	(22,677)

Balance at March 27, 2004	$5,368	$4,238	$—	$9,606

      The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

      Other Acquisition-Related Restructuring Actions. In fiscal 2003, as part of an insignificant business acquisition completed in December 2002, Sanmina-SCI closed an acquired manufacturing facility in Texas as of the acquisition date and transferred the business to an existing Sanmina-SCI plant. Sanmina-SCI recorded and utilized total charges to the restructuring liability of $2.4 million relating to the closure of this plant. The charge consisted of $311,000 for salary related costs for employees participating in the closure of the plant and $2.1 million for excess equipment. In fiscal 2003, Sanmina-SCI also recorded charges to the restructuring liability of $7.5 million related to a manufacturing facility in Germany acquired in fiscal 2002. The charges consisted of severance costs for involuntary employee terminations of approximately 210 employees. Sanmina-SCI utilized $897,000 of the accrued severance in fiscal 2003 to terminate approximately 150 employees and $5.5 million in first six months in fiscal 2004 to terminate approximately 60 employees. In addition, during the six months ended March 27, 2004, Sanmina-SCI recorded and utilized charges to the restructuring liability of $9.9 million related to employee terminations at manufacturing facilities in Europe and Mexico acquired in fiscal 2003 due to the transfer of a portion of the manufacturing activities to an existing Sanmina-SCI plant.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The charges were related to the elimination of approximately 340 employees. Sanmina-SCI also recorded and utilized charges to the restructuring liability of approximately $6.0 million related to excess machinery and equipment to be disposed of.

      SCI Acquisition Restructuring. In December 2001, Sanmina merged with SCI in a purchase business combination and formally changed its name to Sanmina-SCI Corporation. As part of the merger with SCI, Sanmina-SCI recorded charges to the restructuring liability of $119.6 million during fiscal years 2002 and 2003 consisting of planned involuntary employee termination costs for approximately 7,100 employees and utilized $92.1 million in charges with respect to the termination of those employees. During fiscal years 2002 and 2003 Sanmina-SCI also incurred net charges to the restructuring liability of $41.0 million for restructuring costs related to lease payments for permanently vacated properties and other costs, and utilized approximately $26.3 million of these charges. Sanmina-SCI also incurred charges to restructuring liability of $24.9 million of asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. During fiscal year 2003, Sanmina-SCI reversed a total of $24.0 million of accrued severance costs, approximately $18.4 million of which was due to lower than anticipated settlement costs at a major European manufacturing site, and approximately $5.6 million of which related to two plants that were not closed as initially planned due to a change in business requirements. Sanmina-SCI also reversed $1.0 million of accrued facilities shutdown costs due to lower than estimated costs at various sites. During the six months ended March 27, 2004, Sanmina-SCI utilized a total of approximately $8.7 million of facilities-related accruals and accrued severance. The closing and consolidation of the plants discussed above as well as involuntary employee terminations were substantially completed in fiscal year 2003, although final payments of certain accrued costs may not occur until later periods.

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

      The components of other comprehensive income, net of tax as applicable, were as follows:

	Three Months Ended		Six Months Ended

	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003

	(In thousands)
Net income (loss)	$(43,856)	$(31,821)	$(28,087)	$(39,330)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,745)	11,114	12,303	15,888
Unrealized holding loss on investments	(196)	(147)	(1,311)	(582)
Minimum pension liability	3,072	—	3,072	—

Comprehensive income (loss)	$(43,725)	$(20,854)	$(14,023)	$(24,024)

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accumulated other comprehensive income (loss), net of tax as applicable, consists of the following:

	As of

	March 27,	September 27,
	2004	2003

	(In thousands)
Foreign currency translation adjustment	$33,298	$20,995
Unrealized holding gains on investments	89	1,400
Minimum pension liability	(2,988)	(6,060)

Total accumulated other comprehensive income	$30,399	$16,335

Note 5 —	Inventories

      Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Provisions when required are made to reduce excess inventories to their estimated net realizable values. It is possible that estimates of net realizable values can change in the near term. The components of inventories, net of provisions, are as follows:

	As of

	March 27,	September 27,
	2004	2003

	(In thousands)
Raw materials	$741,944	$617,847
Work-in-process	255,821	208,247
Finished goods	167,466	151,705

Total	$1,165,231	$977,799

Note 6 —	Business Segment and Customer Information

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

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes financial information by geographic segment:

	Three Months Ended		Six Months Ended

	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003

	(In thousands)
Net sales:
Domestic	$802,128	$930,408	$1,587,511	$1,935,054
International	2,060,258	1,513,145	4,245,156	3,045,460
Intersegment	477,310	394,328	916,518	766,396
Less Intersegment	(477,310)	(394,328)	(916,518)	(766,396)

Total	$2,862,386	$2,443,553	$5,832,667	$4,980,514

Operating income (loss):
Domestic	$(8,031)	$(33,801)	$17,194	(75,369)
International	(23,430)	15,759	(2,466)	44,894

Total	$(31,461)	$(18,042)	$14,728	$(30,475)

	As of

	March 27,	September 27,
	2004	2003

	(In thousands)
Long lived assets (excludes goodwill, intangibles and deferred income taxes):
Domestic	$445,217	$457,391
International	545,094	565,616

Total	$990,311	$1,023,007

      Although Sanmina-SCI seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina-SCI’s net sales. During the three months ended March 27, 2004 and March 29, 2003, sales to Sanmina-SCI’s ten largest customers accounted for 68.7% and 67.1%, respectively, of Sanmina-SCI’s net sales. For the six months ended March 27, 2004 and March 29, 2003, sales to Sanmina-SCI’s ten largest customers accounted for 70.2% and 66.4%, respectively, of Sanmina-SCI’s net sales. In the three and six months ended March 27, 2004 and March 29, 2003, two customers individually represented 10% or more of Sanmina-SCI’s net sales.

Note 7 —	Commitments and Contingencies

      During fiscal year 2001, Sanmina acquired Segerstrom in a pooling of interests transaction that resulted in the acquisition of approximately 94% of the outstanding shares of Segerstrom. In accordance with Swedish law and business practice, Sanmina-SCI has acquired the remaining 6% of the outstanding shares of Segerstrom through a compulsory acquisition process. Sanmina-SCI has initiated judicial proceeding in accordance with Swedish law to determine the purchase price, which will be paid in cash and is expected to be determined by year-end. As of March 27, 2004, Sanmina-SCI has recorded an accrued liability for its estimate of the purchase price. The final purchase price and timing of the settlement have not been determined as of March 27, 2004.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following condensed consolidating financial information presents: condensed consolidating balance sheets as of March 27, 2004 (unaudited) and September 27, 2003, and the unaudited condensed consolidating statements of operations for the three and six months ended March 27, 2004 and March 29, 2003, and the unaudited condensed consolidating statements of cash flows for the six months ended March 27, 2004 and March 29, 2003, of (a) Sanmina-SCI, the parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Sanmina-SCI with the guarantor subsidiaries and the non-guarantor subsidiaries; and (e) Sanmina-SCI, the guarantor subsidiaries and the non-guarantor subsidiaries on a consolidated basis.

      Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany sales.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 27, 2004

			Non
	Sanmina-	Guarantor	Guarantor	Consolidating	Consolidated
	SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash & cash equivalents	$357,409	$127,696	$591,407	$—	$1,076,512
Short-term investments	51,985	—	8	—	51,993
Accounts receivable, net	180,824	182,669	1,180,739	—	1,544,232
Accounts receivable — intercompany	—	749,883	—	(749,883)	—
Inventories	132,732	290,579	741,920	—	1,165,231
Deferred income taxes	122,092	190,987	115,229	—	428,308
Prepaid expenses and other	25,928	13,086	84,522	(31,427)	92,109

Total current assets	870,970	1,554,900	2,713,825	(781,310)	4,358,385

Property, plant and equipment, net	197,362	143,723	503,894	—	844,979
Long term investments	3,360	5,032	19,425	—	27,817
Goodwill	21,972	1,195,031	1,019,893	—	2,236,896
Intercompany accounts	1,157,118	—	—	(1,157,118)	—
Investment in subsidiaries	2,817,140	1,327,777	—	(4,144,917)	—
Deposits and other	83,297	58,004	61,384	(45,707)	156,978

Total assets	$5,151,219	$4,284,467	$4,318,421	$(6,129,052)	$7,625,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$156	$5	$1,095	$—	$1,256
Accounts payable	217,740	355,668	1,139,639	—	1,713,047
Accounts payable — intercompany	61,472	—	688,411	(749,883)	—
Accrued liabilities and other	129,616	85,157	164,225	(31,427)	347,571
Accrued payroll and related benefits	48,530	41,717	76,750	—	166,997

Total current liabilities	457,514	482,547	2,070,120	(781,310)	2,228,871

Long-term liabilities:
Long-term debt, net of current portion	1,380,972	519,941	29,059	—	1,929,972
Intercompany accounts — noncurrent	—	635,363	521,755	(1,157,118)	—
Deferred income tax liability	—	135,041	—	(45,707)	89,334
Other liabilities	8,731	47,663	16,482	—	72,876

Total long-term liabilities	1,389,703	1,338,008	567,296	(1,202,825)	2,092,182

Stockholders’ equity:
Common stock	5,383	16,055	459,340	(475,395)	5,383
Other stockholders’ equity accounts	3,298,619	2,447,857	1,221,665	(3,669,522)	3,298,619

Total stockholders’ equity	3,304,002	2,463,912	1,681,005	(4,144,917)	3,304,002

Total liabilities and stockholders’ equity	$5,151,219	$4,284,467	$4,318,421	$(6,129,052)	$7,625,055

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 27, 2003

	Sanmina-	Guarantor	Non-Guarantor	Consolidating	Consolidated
	SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$391,116	$112,162	$540,572	$—	$1,043,850
Short-term investments	39,131	—	7	—	39,138
Accounts receivable, net	98,777	204,491	1,273,124	—	1,576,392
Accounts receivable — intercompany	514,064	—	—	(514,064)	—
Inventories	120,761	234,618	622,420	—	977,799
Deferred income taxes	121,323	191,046	109,109	—	421,478
Prepaid expenses and other	21,503	34,088	63,076	(8,805)	109,862

Total current assets	1,306,675	776,405	2,608,308	(522,869)	4,168,519

Property, plant and equipment, net	197,498	161,241	544,129	—	902,868
Long-term investments	142	5,005	10,467	—	15,614
Goodwill	21,448	1,206,706	995,268	—	2,223,422
Intercompany accounts	739,947	503,560	—	(1,243,507)	—
Investment in subsidiaries	2,668,072	1,389,193	—	(4,057,265)	—
Deposits and other	72,154	52,923	59,503	(44,747)	139,833

Total assets	$5,005,936	$4,095,033	$4,217,675	$(5,868,388)	$7,450,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$446	$246	$2,797	$—	$3,489
Accounts payable	127,952	353,210	1,025,836	—	1,506,998
Accounts payable — intercompany	—	417,589	96,475	(514,064)	—
Accrued liabilities and other	145,963	107,490	150,258	(8,805)	394,906
Accrued payroll and related benefits	39,483	21,676	69,501	—	130,660

Total current liabilities	313,844	900,211	1,344,867	(522,869)	2,036,053

Long-term liabilities:
Long-term debt, net of current portion	1,354,616	519,128	51,886	—	1,925,630
Intercompany accounts — noncurrent	—	—	1,243,507	(1,243,507)	—
Deferred income tax liability	—	135,041	—	(44,747)	90,294
Other liabilities	14,222	45,043	15,760	—	75,025

Total long-term liabilities	1,368,838	699,212	1,311,153	(1,288,254)	2,090,949

Stockholders’ equity:
Common stock	5,304	15,681	460,142	(475,823)	5,304
Other stockholders’ equity accounts	3,317,950	2,479,929	1,101,513	(3,581,442)	3,317,950

Total stockholders’ equity	3,323,254	2,495,610	1,561,655	(4,057,265)	3,323,254

Total liabilities and stockholders’ equity	$5,005,936	$4,095,033	$4,217,675	$(5,868,388)	$7,450,256

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 27, 2004

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
	(Unaudited)
Net sales	$313,150	$888,171	$2,171,306	$(510,241)	$2,862,386
Cost of sales	299,696	841,700	2,086,132	(510,241)	2,717,287

Gross profit	13,454	46,471	85,174	—	145,099

Operating expenses:
Selling, general and administrative and research and development	10,290	28,379	49,655	—	88,324
Amortization of intangibles	1,093	1,188	—	—	2,281
Integration costs	—	1,175	876	—	2,051
Restructuring costs	5,493	20,340	58,071	—	83,904

Total operating expenses	16,876	51,082	108,602	—	176,560

Operating loss	(3,422)	(4,611)	(23,428)	—	(31,461)
Interest income	785	3,005	2,736	—	6,526
Interest expense	(21,638)	(4,602)	(4,373)	—	(30,613)
Intercompany income (expense)	5,391	2,829	(8,220)	—
Other income (expense)	3,759	(1,511)	(4,484)	—	(2,236)

Other expense, net	(11,703)	(279)	(14,341)	—	(26,323)

Loss before benefit for income taxes and equity in loss of subsidiaries	(15,125)	(4,890)	(37,769)	—	(57,784)
Benefit for income taxes	(3,794)	(3,633)	(6,501)	—	(13,928)
Equity in income (loss) of subsidiaries	(32,525)	(32,782)	—	65,307	—

Net income (loss)	$(43,856)	$(34,039)	$(31,268)	$65,307	$(43,856)

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 29, 2003

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
	(Unaudited)
Net sales	$196,943	$967,226	$1,664,828	$(385,444)	$2,443,553
Cost of sales	196,160	919,119	1,608,995	(385,444)	2,338,830

Gross profit	783	48,107	55,833	—	104,723

Operating expenses:
Selling, general and administrative and research and development	10,970	23,105	43,150	—	77,225
Amortization of intangibles	325	1,303	—	—	1,628
Integration costs	—	2,224	1,739	—	3,963
Restructuring costs	20,288	3,763	15,898	—	39,949

Total operating expenses	31,583	30,395	60,787	—	122,765

Operating (loss) income	(30,800)	17,712	(4,954)	—	(18,042)
Interest income	2,695	3,648	1,162	—	7,505
Interest expense	(31,936)	(4,764)	(3,684)	—	(40,384)
Intercompany income (expense)	4,803	4,106	(8,909)	—	—
Other (expense) income	(3,771)	3,770	3,428	—	3,427

Other (expense) income, net	(28,209)	6,760	(8,003)	—	(29,452)

(Loss) income before provision (benefit) for income taxes and equity in loss of subsidiaries	(59,009)	24,472	(12,957)	—	(47,494)
(Benefit) provision for income taxes	(21,263)	8,833	(3,243)	—	(15,673)
Equity in income (loss) of subsidiaries	5,925	7,607	—	(13,532)	—

Net (loss) income	$(31,821)	$23,246	$(9,714)	$(13,532)	$(31,821)

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended March 27, 2004

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
	(Unaudited)
Net sales	$568,788	$1,804,766	$4,434,036	$(974,923)	$5,832,667
Cost of sales	546,628	1,695,888	4,278,784	(974,923)	5,546,377

Gross profit	22,160	108,878	155,252	—	286,290

Operating expenses:
Selling, general and administrative and research and development	22,215	55,114	94,940	—	172,269
Amortization of intangibles	2,033	2,368	—	—	4,401
Integration costs	—	2,210	1,572	—	3,782
Restructuring costs	5,620	24,286	61,204	—	91,110

Total operating expenses	29,868	83,978	157,716	—	271,562

Operating income (loss)	(7,708)	24,900	(2,464)	—	14,728
Interest income	1,720	3,883	4,361	—	9,964
Interest expense	(42,479)	(9,136)	(7,203)	—	(58,818)
Intercompany income (expense)	10,301	5,681	(15,982)	—	—
Other income (expense)	5,372	2,524	(12,780)	—	(4,884)

Other income (expense), net	(25,086)	2,952	(31,604)	—	(53,738)

Income (loss) before provision (benefit) for income taxes and equity in loss of subsidiaries	(32,794)	27,852	(34,068)	—	(39,010)
Provision (benefit) for income taxes	(10,623)	9,022	(9,322)	—	(10,923)
Equity in income (loss) of subsidiaries	(5,916)	(49,291)	—	55,207	—

Net income (loss)	$(28,087)	$(30,461)	$(24,746)	$55,207	$(28,087)

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended March 29, 2003

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
	(Unaudited)
Net sales	$381,444	$2,020,763	$3,336,447	$(758,140)	$4,980,514
Cost of sales	380,764	1,936,607	3,207,603	(758,140)	4,766,834

Gross profit	680	84,156	128,844	—	213,680

Operating expenses:
Selling, general and administrative and research and development	18,767	52,715	89,035	—	160,517
Amortization of intangibles	650	2,587	—	—	3,237
Integration costs	—	4,240	2,119	—	6,359
Restructuring costs	38,049	4,891	31,102	—	74,042

Total operating expenses	57,466	64,433	122,256	—	244,155

Operating (loss) income	(56,786)	19,723	6,588	—	(30,475)
Interest income	3,607	4,466	2,753	—	10,826
Interest expense	(44,364)	(9,814)	(7,683)	—	(61,861)
Intercompany interest income (expense)	4,522	3,901	(8,423)	—	—
Other income	5,148	14,357	3,304	—	22,809

Other (expense) income, net	(31,087)	12,910	(10,049)	—	(28,226)

Income (loss) before provision (benefit) for income taxes and equity in loss of subsidiaries	(87,873)	32,633	(3,461)	—	(58,701)
Provision (benefit) for income taxes	(31,675)	11,794	510	—	(19,371)
Equity in income (loss) of subsidiaries	16,868	24,679	—	(41,547)	—

Net (loss) income	$(39,330)	$45,518	$(3,971)	$(41,547)	$(39,330)

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended March 27, 2004

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)

	(Unaudited)
Cash provided by operating activities	$21,933	$40,265	$80,912	$—	$143,110
Cash flows from investing activities:
Purchases of short-term investments	(39,407)	—	—	—	(39,407)
Proceeds from maturities of short-term investments	25,243	—	—	—	25,243
Purchases of long-term investments	(199)	—	(11,755)	—	(11,954)
Purchases of property and equipment	(8,073)	(11,021)	(14,256)	—	(33,350)
Proceeds from sale of assets	1,731	11,360	2,385	—	15,476
Cash paid for businesses acquired, net of cash acquired	(33,640)	(13,026)	(4,518)	—	(51,184)

Cash used for investing activities	(54,345)	(12,687)	(28,144)	—	(95,176)

Cash flows from financing activities:
Repurchase of convertible notes	—	—	—	—	—
Proceeds from long term debt, net of issuance costs	—	64	—	—	64
Payment of notes and credit facilities, net	(214)	(612)	(13,614)	—	(14,440)
Payments of long-term debt	—	(221)	(10,851)	—	(11,072)
Proceeds from sale of common stock, net of issuance costs	16,667	—	—	—	16,667
Proceeds from (repayment of) intercompany debt	(17,748)	(11,275)	29,023	—	—

Cash provided by (used for) financing activities	(1,295)	(12,044)	4,558	—	(8,781)

Effect of exchange rate changes	—	—	(6,491)	—	(6,491)
Increase (decrease) in cash and cash equivalents	(33,707)	15,534	50,835	—	32,662
Cash and cash equivalents at beginning of period	391,116	112,162	540,572	—	1,043,850

Cash and cash equivalents at end of period	$357,409	$127,696	$591,407	$—	$1,076,512

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended March 29, 2003

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)

	(Unaudited)
Cash provided by (used for) operating activities	$(51,167)	$(115,677)	$425,843	$—	$258,999
Cash flows from investing activities:
Purchases of short-term investments	(36,827)	—	—	—	(36,827)
Proceeds from maturities of short-term investments	74,164	—	—	—	74,164
Purchases of long-term investments	(500)	—	—	—	(500)
Purchases of property and equipment	(10,784)	(7,830)	(16,806)	—	(35,420)
Proceeds from sale of assets	1,725	5,648	2,311	—	9,684
Cash paid for businesses acquired, net of cash acquired	—	(21,430)	(189,996)	—	(211,426)

Cash provided by (used for) investing activities	27,778	(23,612)	(204,491)	—	(200,325)

Cash flows from financing activities:
Repurchase of convertible notes	(130,058)	(41,248)	—	—	(171,306)
Payments of long term debt	—	(85)	(30,037)	—	(30,122)
Proceeds from long-term debt net of issuance cost	997,400	—	5,398	—	1,002,798
Payment of notes and credit facilities, net	(400,650)	(200,104)	(3,894)	—	(604,648)
Proceeds from sale of common stock, net of issuance cost	8,323	—	—	—	8,323
Proceeds from (repayment of) intercompany debt	(141,411)	305,630	(164,219)	—	—

Cash provided by (used for) financing activities	333,604	64,193	(192,752)	—	205,045

Effect of exchange rate changes	—	—	5,408	—	5,408
Increase (decrease) in cash and cash equivalents	310,215	(75,096)	34,008	—	269,127
Cash and cash equivalents at beginning of period	454,792	134,570	475,172	—	1,064,534

Cash and cash equivalents at end of period	$765,007	$59,474	$509,180	$—	$1,333,661

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenues or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect. As a result of the factors described herein, and in the documents incorporated herein by reference, including, in particular, those factors described under “Factors Affecting Operating Results.” We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

Overview

      We are a leading independent global provider of customized, integrated electronics manufacturing services or EMS. Our revenue is generated from sales of our services primarily to original equipment manufacturers, or OEMs, in the communications, personal and business computing systems, enterprise computing and storage, industrial and medical instrumentation, and multimedia sectors.

      A relatively small number of customers historically have been responsible for a significant portion of our net sales. Sales to our ten largest customers accounted for 68.7% and 70.2% of our net sales for the three and six months ended March 27, 2004, respectively, and our two largest customers, IBM and HP, each accounted for 10% or more of our net sales for the three and six months ended March 27, 2004. Sales to our two largest customers, IBM and HP, also each accounted for 10% or more of our net sales for the three and six months ended March 29, 2003.

      In recent periods, we have generated a more significant portion of our net sales from international operations. During the first half of fiscal 2004 and fiscal 2003, 72.8% and 61.1%, respectively, of our consolidated net sales were derived from non-U.S. operations. The continued shift toward international operations has resulted from overseas acquisitions and a desire on the part of many of our customers to move production to lower cost locations in regions such as Asia, Latin America and Eastern Europe. We expect this trend to continue.

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

      Sales of our services to OEMs in the personal and business computing systems sector accounted for a greater portion of our net sales in the three and six months ended March 27, 2004 as compared to the corresponding period in fiscal 2003, whereas sales to OEMs in the communications sector declined from the first two quarters of fiscal 2003 to the first two quarters of fiscal 2004 as a percentage of total sales. For the quarter ended March 27, 2004, our second quarter of fiscal 2004, net sales totaled $2.9 billion, a 17.1%

increase over the second quarter of fiscal 2003 and a 3.6% decrease from the first quarter of fiscal 2004. The decrease in the second quarter of fiscal 2004 as compared to the first quarter of fiscal 2004 was primarily attributable to seasonality in sales to customers in the personal and business computing market sector.

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

      We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our consolidated financial statements:

      Accounts Receivable and Other Related Allowances — We estimate product returns, warranty costs, and other adjustments related to current period net sales to establish related allowances. In making these estimates, we analyze the creditworthiness of our customers, past experience, changes in customer demand, and the overall economic climate in industries that we serve. If actual product returns, warranty claims or other adjustments differ significantly from our estimates, the amount of revenue or operating expenses we report would be affected. One of our most significant credit risks is the ultimate realization of our accounts receivable. This risk is mitigated by (i) sales to well-established companies, (ii) ongoing credit evaluation of our customers, and (iii) frequent contact with our customers, especially our most significant customers, thus enabling us to monitor current changes in business operations and to respond accordingly. To establish our allowance for doubtful accounts, we regularly estimate the credit risk associated with accounts receivable and consider concentrations of credit risks. We evaluate credit risk related to specific customers based on the current economic environment; however, we are not able to predict the inability of our customers to meet their financial obligations to us. One of our customers represented 10% or more of our gross accounts receivable as of March 27, 2004. We believe the allowances that we have established are adequate under the circumstances; however, a change in the economic environment or a customer’s financial condition could cause our estimates of allowances, and consequently the provision for doubtful accounts, to change.

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

      Exit Costs — We recognize restructuring charges related to our plans to exit certain activities resulting from the identification of excess manufacturing and administrative facilities that we choose to close or consolidate. In connection with our exit activities, we record restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Where applicable, employee termination costs are recorded pursuant to SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.” The recognition of restructuring charges requires us to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less selling costs, of property, plant and equipment to be disposed of. Management’s estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained, and the utilization of the provisions are for their intended purposes in accordance with developed exit plans.

      Goodwill — Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step impairment analysis is then performed to measure the amount of impairment loss. The process of determining the fair value of our reporting units is subjective and requires management to exercise judgment in making assumptions and estimates related to cash flows and discount rates, among other things. The goodwill recorded on the Condensed Consolidated Balance Sheet as of March 27, 2004 and September 27, 2003 was $2.2 billion. In response to changes in industry and market conditions, we could strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could change our estimates of the fair values of our reporting units, and, consequently, affect the outcome of our goodwill impairment tests.

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

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities (VIE),” (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R, which was issued in December 2003, replaces FIN No. 46. Sanmina-SCI is required to apply FIN No. 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN No. 46R did not have a material impact on Sanmina-SCI’s financial position, results of operations or cash flows as Sanmina-SCI does not have any VIEs.

Results of Operations

      The following table sets forth, for the three and six months ended March 27, 2004 and March 29, 2003, certain items in the condensed consolidated statement of operations expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

	Three Months Ended		Six Months Ended

	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003

Net sales	100%	100%	100%	100%
Cost of sales	94.9	95.7	95.1	95.7

Gross profit	5.1	4.3	4.9	4.3

Operating expenses:
Selling, general and administrative	2.8	3.1	2.7	3.1
Research and development	0.2	0.1	0.2	0.1
Amortization of intangibles	0.1	0.1	0.1	0.1
Integration costs	0.1	0.2	0.1	0.1
Restructuring costs	3.0	1.5	1.6	1.5

Total operating expenses	6.2	5.0	4.7	4.9

	Three Months Ended		Six Months Ended

	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003

Operating income (loss)	(1.1)	(0.7)	0.2	(0.6)
Interest income	0.2	0.3	0.2	0.2
Interest expense	(1.0)	(1.6)	(1.0)	(1.3)
Other income (expense)	(0.1)	0.1	(0.1)	0.5
Other income (expense), net	(0.9)	(1.2)	(0.9)	(0.6)
Income (loss) before provision for income taxes	(2.0)	(1.9)	(0.7)	(1.2)
Provision (benefit) for income taxes	(0.5)	(0.6)	(0.2)	(0.4)

Net income (loss)	(1.5)%	(1.3)%	(0.5)%	(0.8)%

Net Sales

      Net sales for the second quarter of fiscal 2004 increased by 17.1% to $2.9 billion from $2.4 billion in the second quarter of fiscal 2003. For the six months ended March 27, 2004, sales increased by 17.1% to $5.8 billion from $5.0 billion in the six months ended March 29, 2003. The increase for the second quarter and first six months of fiscal 2004 from the same periods of the previous fiscal year was primarily due to an increase in the sales to customers in the personal and business computing and multimedia sectors of the electronics industry. Expanded sales to customers in the medical, defense and industrial sectors also contributed to the sales increase. Purchase business combinations and the addition of new customers and new manufacturing programs are the primary reasons for the sales increase. The increase in the personal and business computing sector was primarily attributable to the acquisition of certain personal and business computing operations of IBM during fiscal 2003. The increases of net sales for the first six months were partially offset by a decrease in the sales of communications products. However, sales to communications customers have recently shown improvement and increased in the second quarter of fiscal 2004 as compared to the first quarter of fiscal 2004.

      The following table summarizes net sales by geographic segment:

	Three Months Ended		Six Months Ended

	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003

		(In thousands)
Net Sales:
Domestic	$802,128	$930,408	$1,587,511	$1,935,054
International	2,060,258	1,513,145	4,245,156	3,045,460

Total	$2,862,386	$2,443,553	$5,832,667	$4,980,514

      Domestic sales for the second quarter of fiscal 2004 decreased as compared to the second quarter of fiscal 2003 by 13.8% to $802.1 million from $930.4 million and international sales increased by 36.2% to $2.1 billion from $1.5 billion. For the six months ended March 27, 2004, domestic sales decreased by 18.0% to $1.6 billion from $1.9 billion for the same period in fiscal 2003 and international sales increased by 39.4% to $4.2 billion from $3.0 billion. The decrease in domestic net sales was primarily due to our restructuring activities to consolidate and move certain of our manufacturing operations to lower cost regions. Net sales from our international operations, as a percentage of consolidated net sales, increased to 72.0% in second quarter of fiscal 2004 from 61.9% in the second quarter of fiscal 2003. Net sales from our international operations, as a percentage of consolidated net sales, were 72.8% and 61.1% in the first six months of fiscal 2004 and fiscal 2003, respectively. The increase was primarily attributable to increased sales to IBM under supply agreements entered into in February 2003 when we acquired certain personal and business computing manufacturing operations from IBM, as well as organic growth and the impact of the movement of manufacturing activities to lower cost international regions.

Gross Profit

      Gross profit increased from 4.3% in the second quarter of fiscal 2003 to 5.1% in the second quarter of fiscal 2004 and increased from 4.3% for the six months ended March 29, 2003 to 4.9% for the six months ended March 27, 2004. The variations in gross profit for the three and six months ended March 27, 2004 as compared to the three and six months ended March 29, 2003 were primarily attributable to the positive effects of restructuring activities, cost reductions and improved operating results, particularly with respect to our printed circuit board fabrication activities. We expect gross margins to continue to fluctuate based on overall production and shipment volumes as well as changes in the mix of products ordered by and shipped to major customers.

Operating Expenses

Selling, general and administrative expenses

      Selling, general and administrative expenses increased from $74.2 million in the second quarter of fiscal 2003 to $81.3 million in the second quarter of fiscal 2004. Selling, general and administrative expenses decreased as a percentage of net sales, from 3.1% in the second quarter of fiscal 2003 to 2.8% in the second quarter of fiscal 2004. For the six months ended March 27, 2004, selling, general and administrative expenses increased to $158.4 million from $155.3 million for the six months ended March 29, 2003. Selling, general and administrative expenses decreased as a percentage of net sales, from 3.1% for the first six months of fiscal 2003 to 2.7% for the first six months of fiscal 2004. The percentage decrease was primarily the result of having a larger base of revenues in fiscal 2004. In addition, cost reduction programs and economies of scale contributed to reductions to certain expenses in the six months ended March 27, 2004. Selling, general and administrative expenses as a percentage of sales are anticipated to remain relatively constant, depending on sales volume and our business acquisition activity.

Research and Development

      Research and development expenses increased from $3.0 million in the second quarter of fiscal 2003 to $7.0 million in the second quarter of fiscal 2004. As a percentage of net sales, research and development expenses increased from 0.1% in the second quarter of fiscal 2003 to 0.2% in the second quarter of fiscal 2004. For the six months ended March 27, 2004, research and development expenses increased to $13.9 million from $5.2 million for the six months ended March 29, 2003. Research and development expenses increased as a percentage of net sales, from 0.1% for the first six months of fiscal 2003, to 0.2% for the first six months of fiscal 2004. The increase was largely due to our acquisition of Newisys, Inc., or Newisys, a developer of enterprise-class servers, during fiscal 2003. The Newisys team of hardware and software design engineers engages in research and development activities focused on developing servers and storage systems targeted to major OEMs.

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

      Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations when a liability is incurred. Accrued restructuring costs are included in “accrued liabilities and other” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 through the second quarter of fiscal year 2004.

		Lease and
	Employee	Contract	Other	Impairment
	Termination	Termination	Restructuring	of Fixed
	Benefits	Costs	Costs	Assets	Total

	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 28, 2002	$—	$—	$—	$—	$—
Charges to operations	5,959	10,323	597	8,085	24,964
Charges utilized	(2,089)	(8,861)	(597)	(8,085)	(19,632)

Balance at September 27, 2003	3,870	1,462	—	—	5,332
Charges to operations	1,813	659	1,042	—	3,514
Charges utilized	(2,086)	(896)	(1,042)	—	(4,024)

Balance at December 27, 2003	3,597	1,225	—	—	4,822
Charges to operations	42,722	7,838	3,191	10,073	63,824
Charges utilized	(4,489)	(1,643)	(2,869)	(10,073)	(19,074)
Reversal of accrual	(911)	(912)	—	—	(1,823)

Balance at March 27, 2004	$40,919	$6,508	$322	$—	$47,749

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

      During the six months ended March 27, 2004, we recorded restructuring charges of approximately $67.3 million. These charges included employee termination benefits of approximately $44.5 million, lease and contract termination costs of approximately $8.5 million, other restructuring costs of approximately $4.2 million, primarily costs incurred to prepare facilities for closure, and impairment of fixed assets of $10.1 million consisting of excess equipment to be disposed of and facilities that were permanently vacated. The employee termination benefits were related to the involuntarily termination of 1,200 employees, the majority of which were involved in manufacturing activities. Approximately $6.6 million of employee termination benefits was utilized during the six months ended March 27, 2004 for the termination of approximately 200 employees pursuant to this restructuring plan. We also utilized $2.5 million of lease and contract termination costs and $3.9 million of the other restructuring costs during the six months ended March 27, 2004. During the six months ended March 27, 2004, we reversed approximately $911,000 of accrued severance and approximately $912,000 of accrued lease costs due to revisions of estimates. As of March 27, 2004, we have completed or commenced restructuring actions contemplated under the phase two restructuring plan, however, certain costs cannot be recorded until future quarters in accordance with generally accepted accounting principles.

      Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations. Accrued restructuring costs are included in “accrued liabilities and other” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 and SFAS 112 pursuant to our ongoing restructuring plans through the second quarter of fiscal year 2004.

			Facilities
	Employee		Shutdown	Write-off
	Severance	Restructuring	and	Impaired or
	and Related	and Other	Consolidation	Redundant
	Expenses	Expenses	Costs	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 29, 2001	$7,731	$839	$36,545	$—	$45,115
Charges to operations	31,100	10,101	31,009	99,585	171,795
Charges utilized	(28,487)	(10,161)	(31,667)	(99,585)	(169,900)

Balance at September 28, 2002	10,344	779	35,887	—	47,010
Charges to operations	18,138	—	31,977	38,400	88,515
Charges utilized	(12,476)	(779)	(51,906)	(38,400)	(103,561)
Reversal of accrual	(6,267)	—	(1,468)	—	(7,735)

Balance at September 27, 2003	9,739	—	14,490	—	24,229
Charges to operations	514	—	3,671	(493)	3,692
Charges utilized	(717)	—	(8,104)	493	(8,328)

Balance at December 27, 2003	9,536	—	10,057	—	19,593
Charges to operations	4,909	—	25,753	4,280	34,942
Charges utilized	(7,510)	—	(11,808)	(4,280)	(23,598)
Reversal of accrual	(6,665)	—	(6,374)	—	(13,039)

Balance at March 27, 2004	$270	$—	$17,628	$—	$17,898

      The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

     Fiscal 2002 Plans

      September 2002 Restructuring. In September 2002, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities in North America, Europe and Asia as a result of the ongoing slowdown in the industry. In fiscal years 2002 and 2003, we recorded charges to operations of $10.1 million for planned employee severance expenses related to the involuntary termination of approximately 800 employees, and utilized charges of approximately $5.8 million as a result of terminating approximately 790 employees. In fiscal years 2002 and 2003 we also recorded charges to operations of $22.3 million for the shutdown of facilities related to non-cancelable lease payments for permanently vacated properties and associated costs, and utilized charges of $17.7 million related to the shutdown of these facilities. We also incurred charges to operations of $74.3 million in fiscal years 2002 and 2003 related to the impairment of buildings and excess equipment and leasehold improvements at permanently vacated facilities. During the six months ended March 27, 2004, we recorded charges to operations of approximately $1.4 million and utilized $2.1 million for employee severance expense. During the same period, we also recorded charges to operations of approximately $25.0 million and utilized approximately $14.5 million for non-cancelable lease payments, lease termination costs and related costs for the shutdown of facilities. In addition, we reversed approximately $3.6 million of accrued severance due to lower than anticipated payments at various plants and approximately $5.8 million of accrued facilities shutdown costs due to a change in use of the facilities or the Company achieving greater sublease income than anticipated. We also incurred charges to operations of $3.7 million related to the impairment of building and leasehold improvements at permanently vacated properties. The closing of the plants discussed above as well as employee terminations and other related activities have been substantially completed, although payments of certain accrued costs may not occur until later periods.

      October 2001 Restructuring. In October 2001, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities throughout North America and Europe as a result of the continued slowdown in the industry and economy worldwide. In fiscal years 2002 and 2003, we recorded net charges to operations of $34.7 million for the expected involuntary termination of approximately 5,400 employees associated with these plant closures, and utilized charges of approximately $24.5 million as a result of terminating approximately 5,000 employees. We also incurred net charges to operations of $46.1 million in fiscal years 2002 and 2003 for non-cancelable lease payments for permanently vacated properties and other costs related to the shutdown of facilities, and utilized approximately $44.2 million of these charges in fiscal years 2002 and 2003. In fiscal year 2003, we reversed accrued severance charges of $6.3 million and accrued lease cancellation charges of $700,000 due to lower than estimated settlement costs at three European sites. We also incurred and utilized charges to operations of $56.4 million in fiscal years 2002 and 2003 related to the write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. During the six months ended March 27, 2004, we recorded charges to operations of approximately $3.1 million for employee severance costs and approximately $2.5 million for non-cancelable lease payments and other costs related to the shutdown of facilities. We utilized accrued severance charges of approximately $6.1 million and accrued facilities shutdown related charges of approximately $1.5 million during the six months ended March 27, 2004. During the six months ended March 27, 2004, we reversed approximately $923,000 of accrued severance and approximately $530,000 of accrued lease costs due to lower than expected payments in various plants. Manufacturing activities at the facilities affected by this plan ceased in fiscal year 2003 or prior; however, final payments of certain accrued costs may not occur until later periods.

     Fiscal 2001 Plans

      Segerström Restructuring. In March 2001, we acquired Segerström in a pooling of interests business combination and announced the restructuring plan. During fiscal years 2001 and 2002, we recorded net charges to operations of $5.7 million for the involuntary termination of 470 employee positions, and utilized $5.4 million of these charges in fiscal years 2001, 2002 and 2003. During those periods we also recorded charges to operations of $5.2 million related to the consolidation of facilities, of which $3.1 million was utilized in fiscal years 2001, 2002 and 2003. During the six months ended March 27, 2004, we recorded charges to operations of approximately $103,000 and utilized approximately $433,000 with respect to the shutdown and consolidation of facilities.

      July 2001 Restructuring. In July 2001, we approved a plan to close and merge manufacturing facilities throughout North America and Europe as a result of the ongoing slowdown in the EMS industry. During fiscal years 2001 and 2002, we recorded charges to operations of $24.0 million for severance costs for involuntary employee terminations, of which $22.7 million was utilized for the termination of approximately 3,800 employees during fiscal years 2001, 2002 and 2003. During those periods we recorded net charges to operations of $45.2 million for lease payments for permanently vacated properties and other costs related to the shutdown of facilities, of which $37.9 million was utilized during fiscal years 2001, 2002 and 2003. Also during fiscal years 2001 and 2002, we recorded and utilized $7.3 million of asset related write-offs of equipment and leasehold improvements to permanently vacated properties. During fiscal year 2003 we reversed accrued facilities costs of $768,000 due to the early termination of the related lease. During the six months ended March 27, 2004, we recorded approximately $1.8 million and utilized approximately $3.5 million of accrued costs related to the shutdown of facilities. In addition, we recorded charges to operations of approximately $919,000 and reversed $2.1 million of accrued severance due to lower than anticipated payments. Manufacturing activities at the plants affected by this plan ceased in the fourth quarter of fiscal year 2002. However, the leases of the related facilities expire between 2004 and 2010; therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

      Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with EITF 95-3. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired entity. Accrued restructuring costs are included in “accrued liabilities and other” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 for the periods in which restructuring activities have taken place through the second quarter of fiscal 2004.

	Employee	Facilities	Write-off
	Severance	Shutdown &	Impaired or
	& Related	Consolidation	Redundant
	Expenses	Costs	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Non-cash
Balance at September 29, 2001	$—	$—	$—	$—
Additions to restructuring accrual	104,161	36,078	23,724	163,963
Accrual utilized	(64,207)	(12,519)	(19,643)	(96,369)

Balance at September 28, 2002	39,954	23,559	4,081	67,594
Additions to restructuring accrual	30,540	7,224	3,251	41,015
Accrual utilized	(36,516)	(16,164)	(7,332)	(60,012)
Reversal of accrual	(23,968)	(1,007)	—	(24,975)

Balance at September 27, 2003	10,010	13,612	—	23,622
Additions to restructuring accrual	8,500	—	—	8,500
Accrual utilized	(4,470)	(2,757)	—	(7,227)

Balance at December 27, 2003	14,040	10,855	—	24,895
Additions to restructuring accrual	1,364	—	6,024	7,388
Accrual utilized	(10,036)	(6,617)	(6,024)	(22,677)

Balance at March 27, 2004	$5,368	$4,238	$—	$9,606

      The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

      Other Acquisition-Related Restructuring Actions. In fiscal 2003, as part of an insignificant business acquisition completed in December 2002, we closed an acquired manufacturing facility in Texas as of the acquisition date and transferred the business to an existing plant. We recorded and utilized total charges to the restructuring liability of $2.4 million relating the closure of this plant. The charge consisted of $311,000 for salary related costs for employees participating in the closure of the plant and $2.1 million for excess equipment. In fiscal 2003, we also recorded charges to the restructuring liability of $7.5 million related to a manufacturing facility in Germany acquired in fiscal 2002. The charges consisted of severance costs for involuntary employee terminations of approximately 210 employees. We utilized $897,000 of the accrued severance in fiscal 2003 to terminate approximately 150 employees and $5.5 million in first six months in fiscal 2004 to terminate approximately 60 employees. In addition, during the six months ended March 27, 2004, we recorded and utilized charges to the restructuring liability of $9.9 million related to employee terminations at manufacturing facilities in Europe and Mexico acquired in fiscal 2003 due to the transfer of a portion of the manufacturing activities to an existing plant. The charges were related to the elimination of approximately 340 employees. We also recorded and utilized charges to the restructuring liability of approximately $6.0 million related to excess machinery and equipment to be disposed of.

      SCI Acquisition Restructuring. In December 2001, we merged with SCI in a purchase business combination and formally changed our name to Sanmina-SCI Corporation. As part of the merger with SCI, we recorded charges to the restructuring liability of $119.6 million during fiscal years 2002 and 2003 consisting of planned involuntary employee termination costs for approximately 7,100 employees and utilized $92.1 million in charges with respect to the termination of those employees. During fiscal years 2002 and 2003 we also incurred net charges to the restructuring liability of $41.0 million for restructuring costs related to lease payments for permanently vacated properties and other costs, and utilized approximately $26.3 million of these charges. We also incurred charges to restructuring liability of $24.9 million of asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. During fiscal year 2003, we reversed a total of $24.0 million of accrued severance costs, approximately $18.4 million of which was due to lower than anticipated settlement costs at a major European manufacturing site, and approximately $5.6 million of which related to two plants that were not closed as initially planned due to a change in business requirements. We also reversed $1.0 million of accrued facilities shutdown costs due to lower than estimated costs at various sites. During the six months ended March 27, 2004, we utilized a total of approximately $8.7 million of facilities-related accruals and accrued severance. The closing and consolidation of the plants discussed above as well as involuntary employee terminations were substantially completed in fiscal year 2003, although final payments of certain accrued costs may not occur until later periods.

     Ongoing Restructuring Activities

      We continue to rationalize manufacturing facilities and headcount to better scale capacity to current market and operating conditions. We anticipate incurring additional restructuring charges in fiscal year 2004 under our phase two restructuring plan which was approved by management in the fourth quarter of fiscal year 2002. We expect to incur up to approximately $250.0 million, plus or minus 10%, of restructuring costs under this plan, of which approximately $145.9 million was incurred in fiscal years 2002 and 2003 and $103.1 million was incurred in the first six months of fiscal year 2004, as more fully described in the preceding paragraphs. The costs will consist of both cash and non-cash charges. As of March 27, 2004, Sanmina-SCI has completed or commenced restructuring actions contemplated under its phase two restructuring plan, however, certain costs cannot be recorded until future quarters in accordance with generally accepted accounting principles. As a result of our phase two restructuring plan, we expect to achieve reductions in non-cash and cash costs, including depreciation, payroll and related benefits, and rent expense. We expect our annual savings from this phase two restructuring plan to aggregate approximately $100 to 200 million, affecting cost of sales and selling, general and administrative expense. We began to benefit from these savings in the fourth quarter of fiscal 2002 and expect to fully realize the estimated annual savings before the end of fiscal 2004. We plan to fund cash restructuring costs with cash flows generated by operating activities.

     Interest Income

      Interest income decreased $1.0 million to $6.5 million for the three months ended March 27, 2004 from $7.5 million in the corresponding period in fiscal 2003. Interest income decreased $800,000 to $10.0 million for the six months ended March 27, 2004, from $10.8 million in the corresponding period in fiscal 2003. The decrease in interest income for the three months and six months ended March 27, 2004 as compared to corresponding periods in fiscal 2003 was due to lower interest yields on investments and a lower investments balance during fiscal 2004.

     Interest Expense

      Interest expense was $30.6 million and $58.8 million for the three and six months ended March 27, 2004, respectively, compared to $40.4 million and $61.9 million for the corresponding periods in fiscal 2003. The decrease in interest expense was primarily due to lower debt balances as a result of a term loan repayment and the redemption of convertible notes in the fourth quarter of 2003, partially offset by the issuance of our 10.375% Notes in December 2002.

     Other Income (Expense)

      For the second quarter of fiscal 2004, we reported other expense of $2.2 million compared to other income of $3.4 million for the second quarter of fiscal 2003. For the first six months of fiscal 2004, we reported other expense of $4.9 million compared to other income of $22.8 million for the first six months of fiscal 2003. The components of other expense in the second quarter and first six months of fiscal 2004 were loss from an equity investment and foreign exchanges losses offset partially by a gain on the sale of available for sale securities. Other income in first six months of fiscal 2003 included gains from repurchases of convertible notes, which did not occur in fiscal 2004, offset by loss from an equity investment and foreign exchange losses. Gains from repurchases of convertible notes totaled $25.6 million for the six months ended March 29, 2003.

Provision (Benefit) for Income Taxes

      The benefit for income taxes for the three and six months ended March 27, 2004 is based upon our estimate of the effective tax rate for fiscal 2004. The estimated annual effective tax rate was revised during the second quarter of fiscal 2004 from 16.0% to 28.0% due to revisions of forecasted income or loss in various jurisdictions. For the three and six months ended March 29, 2003, the effective tax benefit rate was 33.0%. The decrease in the effective benefit rate in fiscal 2004 is due primarily to the reduced tax benefit of certain losses and restructuring costs expected to be incurred by non-U.S. operations during the year.

Liquidity and Capital Resources

      Cash, cash equivalents, and short-term investments as of March 27, 2004 were $1.1 billion, including $97.0 million of restricted cash ($41.3 million of which is held in an escrow account as required by Swedish law in connection with our purchase of 6% of the shares of Segerstrom). Cash provided by operating activities was $143.1 million and $259.0 million during the six months ended March 27, 2004 and March 29, 2003, respectively. The decrease in cash provided by operating activities was primarily due to an increase in inventories during the six months ended March 27, 2004 as compared to a decline in the corresponding period in fiscal 2003, and decreases in income tax receivable accounts. Inventories increased during the first six months in fiscal 2004 primarily due to growth in sales and business activities as compared to the same period in fiscal 2003. In addition, we procured inventory in advance for a few of our large customers due to longer lead times of certain key components, which contributed to the increase in inventories as of March 27, 2004. The effect of the increase in inventory on cash provided by operating activities was offset by an increase in accounts payable and accrued liabilities and a decrease in accounts receivable. Accounts payable days outstanding was 56 days in the first six months of fiscal 2004 as compared to 51 days for the same period in fiscal 2003. The decrease in accounts receivable was largely due to a one-time accounts receivable payment acceleration of $120 million by a customer. In addition, days sales outstanding was 48 days and 53 days in the first six months of fiscal 2004 and fiscal 2003, respectively. Working capital remained at $2.1 billion as of March 27, 2004 and September 27, 2003.

      Net cash used for investing activities was $95.2 million and $200.3 million for the first six months in fiscal 2004 and fiscal 2003, respectively. The decrease in cash used for investing activities in the first half of fiscal 2004 was primarily due to less cash being expended for business acquisitions and decreased proceeds from maturity of short-term investments, offset by increased purchases of short-term and long-term investments and increased proceeds from sales of assets.

      Net cash used in financing activities was $8.8 million for the six months ended March 27, 2004, compared to net cash provided by financing activities of $205.0 million for the same period in fiscal 2003. Net cash used in financing activities during the six months ended March 27, 2004 primarily related to payment of long-term debt and notes and credit facilities of $11.1 million and $14.4 million, respectively, partially offset by proceeds from the sale of common stock of $16.7 million. Net cash provided by financing activities during the first six months of fiscal 2003 was primarily related to proceeds received from long-term debt of $1.0 billion, which did not occur during the first half of fiscal 2004, and proceeds from the sale of common stock. Proceeds from the sale of common stock increased $8.3 million during first half of fiscal 2004 compared to the first half of fiscal 2003 due to an increase in proceeds from stock options exercised by employees. Cash provided by financing activities during first half of fiscal 2003 was offset by payments of convertible notes and credit facilities of $604.6 million, payments of long-term debt of $30.1 million and repurchase of convertible notes of $171.3 million.

Contractual Obligations

      The following is a summary of our obligations and commitments as of March 27, 2004:

	Fiscal Year(s)

		Six Months
Dollars	Total	2004	2005 — 2006	2007 — 2008	After 2008

	(In thousands)
Long-term debt and capital lease obligations(1)	$1,931,228	$326	$15,554	$523,960	$1,391,388
Operating leases(2)	97,735	17,219	45,060	20,434	15,022

Total contractual obligations	$2,028,963	$17,545	$60,614	$544,394	$1,406,410

(1)	In fiscal 2005, we will be required to repurchase up to $631.5 million accreted value of Zero Coupon Subordinated Debentures due 2020 if submitted for repurchase by the holders of these debentures at their option on the repurchase date of September 12, 2005.

(2)	Future operating lease payments include the obligations for closed facilities (totaling approximately $24 million) which have been fully or partially accrued in restructuring costs.

      We have initiated a judicial proceeding in accordance with Swedish law to determine the purchase price for 6% of the shares of Segerstrom. The purchase price and timing of purchase have not been determined. See Note 7 to the Condensed Consolidated Financial Statements for further discussion.

      Certain acquisition agreements that we entered into in connection with purchase business combinations may require us to pay additional consideration determined by future performance of the acquired entity. The amount and likelihood of the payments are not determinable as of March 27, 2004.

      We provided guarantees to various third parties in the form of letters of credit totaling $97.0 million as of March 27, 2004. The letters of credit cover various guarantees including interest rate swap agreements, escrow accounts related to business combinations, workers’ compensation claims and customs duties.

      Our future needs for financial resources include increases in working capital to support anticipated sales growth, investments in manufacturing facilities and equipment, and repayments of outstanding indebtedness. We have evaluated and will continue to evaluate possible business acquisitions within the parameters of the restrictions set forth in the agreements governing certain of our debt obligations. These possible business acquisitions could require substantial cash payments. Additionally, we anticipate incurring additional expenditures in connection with the integration of our recently acquired businesses and our restructuring activities. We expect to incur cash costs of approximately $30 million in future periods under our phase two restructuring plan.

      We believe that our existing cash resources, together with cash generated from operations, will be sufficient to meet our working capital requirements for at least the next 12 months. Should demand for our products decrease over the next 12 months, cash provided by operations could be negatively impacted. We may seek to raise additional capital through the issuance of either debt or equity securities. The indenture governing our 10.375% Notes includes covenants that, among other things, limit in certain respects us and our restricted subsidiaries from incurring debt, making investments and other restricted payments, paying dividends on capital stock, redeeming capital stock or subordinated obligations and creating liens. In addition to existing collateral and covenant requirements, future debt financing may require us to pledge assets as collateral and comply with financial ratios and covenants. Equity financing may result in dilution to stockholders.

      In fiscal 2005, we will be required to repurchase up to $631.5 million accreted value of Zero Coupon Subordinated Debentures due 2020, or Zero Coupon Debentures, if submitted for repurchase by the holders of these debentures at their option on the repurchase date of September 12, 2005. We may choose to pay the repurchase price in cash, in shares of our common stock valued at market price or in any combination of the two. We may redeem all or a portion of the Zero Coupon Debentures for cash at any time after September 12,

2005 at issue price plus accrued original issue discount through the date of redemption. At this time, management believes that we have adequate cash resources to fund this obligation if required. Should this not be the case in the future or should management determine not to utilize existing cash resources, management will consider financing alternatives that include, but are not limited to, refinancing or restructuring a portion of our existing debt obligations through a variety of possible financing alternatives and issuing equity securities. We cannot assure you that we will be able to refinance or restructure our existing debt obligations or issue equity securities on favorable terms, if at all.

Factors Affecting Operating Results

              We are exposed to general market conditions in the electronics industry which could have a material adverse impact on our business, operating results and financial condition.

      As a result of the downturn in the electronics industry, demand for our manufacturing services declined significantly during our 2001, 2002, and 2003 fiscal years. The decrease in demand for manufacturing services by OEMs resulted primarily from reduced capital spending by communications service providers. Consequently, our operating results were adversely affected as a result of the deterioration in the communications market and the other markets that we serve. We have begun to see evidence of a recovery in several markets that we serve. If capital spending in the end markets we serve does not improve, or improves at a slower pace than we anticipate, our revenue and profitability will continue to be adversely affected. In addition, even as many of the markets that we serve begin to recover, OEMs are likely to continue to be highly sensitive to costs and will likely continue to place pressure on EMS companies to minimize costs. This will likely result in continued significant price competition among EMS companies, and this competition will likely continue to affect our results of operations.

      We cannot accurately predict future levels of demand for our customers’ electronics products. As a result of this uncertainty, we cannot accurately predict if and when the electronics industry will improve. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows. In particular, if the economic recovery in the electronics industry does not demonstrate sustained momentum, and if price competition for EMS services continues to be intense, our operating results may be adversely affected.

If demand for our higher-end, higher margin manufacturing services does not improve, our future gross margins and operating results may be lower than expected.

      Before the economic downturn in the communications sector and before our merger with SCI Systems, Inc., sales of our services to OEMs in this sector accounted for a substantially greater portion of our net sales and earnings than in recent periods. As a result of reduced sales to OEMs in the communications sector, our gross margins have declined because the services that we provided to these OEMs often were more complex, thereby generating higher margins, than those that we provided to OEMs in other sectors of the electronics industry. For example, a greater percentage of our net sales in recent periods has been derived from sales of personal computers. Margins on personal computers are typically lower than margins that we have historically realized on communication products. OEMs are continuing to seek price decreases from us and other EMS companies and competition for this business remains intense. Although the electronics industry has begun to show indications of a recovery, pricing pressure on EMS companies continues to be strong and there continues to be intense price competition for EMS services. This price competition could adversely affect our gross margins. If demand for our higher-end, higher margin manufacturing services does not improve in the future, our gross margins and operating results in future periods may be lower than expected.

Our operating results are subject to significant uncertainties.

      Our operating results are subject to significant uncertainties, including the following:

•	economic conditions in the electronics industry;

•	the timing of orders from major customers and the accuracy of their forecasts;

•	the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor;

•	the mix of products ordered by and shipped to major customers as high volume and low complexity manufacturing services typically have lower gross margins than more complex and lower volume services;

•	the degree to which we are able to utilize our available manufacturing capacity;

•	our ability to effectively plan production and manage our inventory and fixed assets;

•	pricing and other competitive pressures;

•	seasonality in customers’ product requirements;

•	fluctuations in component prices;

•	political and economic developments in countries in which we have operations;

•	component shortages, which could cause us to be unable to meet customer delivery schedules; and

•	new product development by our customers.

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

      We generally do not obtain firm, long-term purchase commitments from our customers. Customers may cancel their orders, reduce production quantities or delay production for a number of reasons. In the event our customers experience significant decreases in demand for their products and services the resulting economic conditions may prompt our customers to cancel orders, delay the delivery of some of the products that we manufacture or place purchase orders for fewer products than we previously anticipated. Even when our customers are contractually obligated to purchase products from us, we may be unable or, for other business reasons, choose not to enforce our contractual rights. Cancellations, reductions or delays of orders by customers would:

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

      Sales to our 10 largest customers accounted for 70.2% of our net sales in the six-month period ended March 27, 2004 and our two largest customers, IBM and HP, each accounted for 10.0% or more of our net sales for that period. We depend on the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycles, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer, would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would adversely affect our operating results.

If our business declines or improves at a slower pace that we anticipate, we may further restructure our operations, which may adversely affect our financial condition and operating results.

      In October 2002, we announced a phase two restructuring plan, which was approved by management in the fourth quarter of fiscal 2002, of up to $250.0 million of both cash and non-cash restructuring charges as a result of the continued slowdown in the EMS industry, of which $145.9 million was incurred in fiscal year 2002 and 2003 and $103.1 million was incurred in the first six months of fiscal year 2004. We expect to incur the remainder of the restructuring costs pursuant to this phase two restructuring plan in fiscal 2004, resulting in total charges within the range of $250.0 million plus or minus 10%. We cannot be certain as to the actual amount of these restructuring charges or the timing of their recognition for financial reporting purposes. We may need to take additional restructuring charges in the future if our business declines or improves at a slower pace than we anticipate or if the expected benefits of recently completed and currently planned restructuring activities do not materialize. These benefits may not materialize if we incur unanticipated costs in closing facilities or transitioning operations from closed facilities to other facilities or if customers cancel orders as a result of facility closures. If we are unsuccessful in implementing our restructuring plans, we may experience disruptions in our operations and higher ongoing costs, which may adversely affect our operating results.

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

      We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous substances and wastes in the ordinary course of our manufacturing operations. We also are subject to laws and regulations governing the recyclability of products, the materials that may be included in products, and the obligations of a manufacturer to dispose of these products after end users have finished using them. If we violate environmental laws, we may be held liable for damages and the costs of remedial actions and may be subject to revocation of permits necessary to conduct our businesses. We cannot assure you that we will not violate environmental laws and regulations in the future as a result of our inability to obtain permits, human error, equipment failure or other causes. Any permit revocations could require us to cease or limit production at one or more of our facilities, which could adversely affect our business, financial condition and operating results. Although we estimate our potential liability with respect to violations or alleged violations and reserve for such liability, we cannot assure you that any reserves will be sufficient to cover the actual costs that we incur as a result of these violations or alleged violations. Our failure to comply with applicable environmental laws and regulations could limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

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

      We are potentially liable for contamination at our current and former facilities, including those of the companies we have acquired. These liabilities include ongoing investigation and remediation activities at a number of sites, including our facilities located in Irvine, California, (acquired as part of our acquisition of Elexsys), Owego, New York (a current facility of our Hadco subsidiary), Derry, New Hampshire (a non-operating facility of our Hadco subsidiary), and Fort Lauderdale, Florida (a former facility of our Hadco subsidiary). Currently, we are unable to anticipate whether any third-party claims will be brought against us for the existence of this contamination. We cannot assure you that third-party claims will not arise and will not result in material liability to us. In addition, there are several sites, including our facilities in Wilmington, Massachusetts, Clinton, North Carolina, Brockville, Ontario, and Gunzenhausen, Germany that are known to have groundwater contamination caused by a third party, and that third party has provided indemnity to us for the liability. Although we cannot guarantee you that we will not incur liability for clean-up costs or expenses at any of these sites, we have no reason to believe that such liability will occur and that it will be material to our business and operating results in the future.

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

      We conduct our international operations primarily in Asia, Latin America, Canada and Europe and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 72.8% of our net sales from non-U.S. operations during the first half of fiscal 2004, and a significant portion of our manufacturing material was provided by international suppliers during this period. During the first half of fiscal 2003, we generated 61.1% of our net sales from non-U.S. operations. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

•	the imposition of government controls;

•	export license requirements;

•	political and economic instability;

•	trade restrictions;

•	changes in tariffs;

•	labor unrest and difficulties in staffing;

•	coordinating communications among and managing international operations;

•	fluctuations in currency exchange rates;

•	increases in duty and/or income tax rates;

•	earnings expatriation restrictions;

•	difficulties in obtaining export licenses;

•	misappropriation of intellectual property; and

•	constraints on our ability to maintain or increase prices.

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

      In addition, during the first two quarters of fiscal 2004, the decline in the value of the U.S. dollar as compared to the Euro and many other currencies has resulted in an increase in our foreign exchange losses. To date, these losses have not been material to our results of operations. However, continued fluctuations in the value of the U.S. dollar as compared to Euro and other currencies in which we transact business could adversely affect our operating results.

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

      In the past from time to time, a number of components purchased by us and incorporated into assemblies and subassemblies produced by us have been subject to shortages. These components include application-specific integrated circuits, capacitors and connectors. As our business begun to improve following the economic downturn, we may experience component shortages from time to time. Unanticipated component shortages have prevented us from making scheduled shipments to customers in the past and may do so in the future. Our inability to make scheduled shipments could cause us to experience a shortfall in revenue, increase our costs and adversely affect our relationship with the affected customer and our reputation generally as a reliable service provider. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. In addition, we may purchase components in advance of our requirements for those components as a result of a threatened or anticipated shortage. In this event, we will incur additional inventory carrying costs, for which we may not be compensated, and have a heightened risk of exposure to inventory obsolescence. As a result, component shortages could adversely affect our operating results for a particular period due to the resulting revenue shortfall and increased manufacturing or component costs.

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

      The table below presents carrying amounts and related average interest rates by year of maturity for our investment portfolio as of March 27, 2004:

	2004	2005	2006	Total

	(In thousands, except percentages)
Cash equivalents and short-term investments	$347,676	$9,063	$2,907	$359,646
Average interest rate	1.04%	5.77%	1.23%	1.16%

      We have issued the 10.375% Notes with a principal balance of $750.0 million due in 2010. We entered into interest rate swap transactions to effectively convert the fixed interest rate to variable rates. The swap agreements, which expire in 2010, are accounted for as a fair value hedge under SFAS No. 133. The aggregate notional amount of the swap transactions is $750.0 million. Under the terms of the swap agreements, we pay an interest rate equal to the six-month LIBOR rate plus 5.6375% for $525.0 million of principal and six-month LIBOR rate plus 5.62% on $225.0 million of principal. In exchange, we receive a fixed rate of 10.375%. At March 27, 2004, and September 27, 2003 respectively, $34.8 million and $20.1 million have been recorded in other noncurrent assets to record the fair value of the interest rate swap transactions, with a corresponding increase to the carrying value of the 10.375% Notes on the Consolidated Balance Sheet.

      As of March 27, 2004, we also have $4.7 million of revolving credit agreements at interest rates that fluctuate. The average interest rate for the quarter ended March 27, 2004 was 4.25%.

Foreign Currency Exchange Risk

      Sanmina-SCI transacts business in foreign countries. Sanmina-SCI’s primary foreign currency cash flows are in certain Asian and European countries, Australia, Brazil, Canada, and Mexico. Sanmina-SCI enters into short-term foreign currency forward contracts to hedge those currency exposures associated with certain assets and liabilities denominated in foreign currencies. At March 27, 2004, Sanmina-SCI had forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $350.5 million. The net unrealized gain on the contracts at March 27, 2004 is not material and is recorded in accrued liabilities on the balance sheet. Market value gains and losses on forward exchange contracts are recognized in the Consolidated Statement of Operations as offsets to the exchange gains and losses on the hedged transactions. The impact of these foreign exchange contracts was not material to the results of operations for the three and six months ended March 27, 2004 and March 29, 2003. Sanmina-SCI also utilizes foreign currency forward and option contracts to hedge certain forecasted foreign currency sales and cost of sales (“cash flow hedges”). Gains and losses on these contracts related to the effective portion of the hedges are recorded in other comprehensive income until the forecasted transactions occur. Gains and losses related to the ineffective portion of the hedges are immediately recognized in the Consolidated Statement of Operations. At March 27, 2004, Sanmina-SCI had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $51.6 million. The net unrealized gain on the contracts at March 27, 2004 is not material and is recorded in prepaid expenses and other on the consolidated balance sheet. The impact of these foreign exchange contracts was not material to the results of operations for the three and six months ended March 27, 2004 and there were no cash flow hedging activities in the three and six months ended March 29, 2003.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Our management evaluated, with the participation of our Chief Executive Officer (“CEO”) and our Acting Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

      We are a party to certain legal proceedings that have arisen in the ordinary course of our business. We believe that the resolution of these proceedings will not have a material adverse effect on our business, financial condition or results of operations.

      During fiscal year 2001, Sanmina acquired Segerstrom in a pooling of interests transaction that resulted in the acquisition of approximately 94% of the outstanding shares of Segerstrom. In accordance with Swedish law and business practice, Sanmina-SCI has acquired the remaining 6% of the outstanding shares of Segerstrom through a compulsory acquisition process. Sanmina-SCI has initiated judicial proceeding in accordance with Swedish law to determine the purchase price, which will be paid in cash and is expected to be determined by year-end. As of March 27, 2004, Sanmina-SCI has recorded an accrued liability for its estimate of the purchase price. The final purchase price and timing of the settlement have not been determined as of March 27, 2004.

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

      (a) Exhibits

      Refer to item (c) below.

      (b) Reports on Form 8-K

      On January 20, 2004, Sanmina-SCI furnished a current report on Form 8-K, pursuant to Item 7, “Financial Statements and Exhibits” and Item 12, “Disclosure of Results of Operations and Financial Condition,” the press release issued by Sanmina-SCI on January 20, 2004, announcing financial results for its first fiscal quarter.

      On January 20, 2004 Sanmina-SCI filed a current report on Form 8-K to furnish, pursuant to Item 5, “Other Events and Regulation FD Disclosure” the press release issued by Sanmina-SCI on January 20, 2004, announcing the departure of the Chief Financial Officer, Rick R. Ackel.

      (c) Exhibits

Exhibit
Number		Description

3	.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3	.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3	.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001
3	.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3	.2(5)	Amended and Restated Bylaws of the Registrant, dated December 1, 2003.
31.1		Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit
Number	Description

31.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.

(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on August 10, 2001.

(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.

(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed with the SEC on December 9, 2003.

SANMINA-SCI CORPORATION

SIGNATURES

      Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANMINA-SCI CORPORATION
(Registrant)

By:	/s/ JURE SOLA

Jure Sola
Chief Executive Officer

Date: May 6, 2004

By:	/s/ MARK J. LUSTIG

Mark J. Lustig
Senior Vice President of Finance and
Acting Chief Financial Officer

Date: May 6, 2004

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3	.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3	.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001
3	.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3	.2(5)	Amended and Restated Bylaws of the Registrant, dated December 1, 2003.
31.1		Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.

(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on August 10, 2001.

(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed with the SEC on December 9, 2003.