Form 10-Q
period 2004-06-26
SANMINA-SCI CORP
filed 2004-08-09
CIK 897723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

or

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

      As of August 4, 2004 there were 521,147,756 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 26,	September 27,
	2004	2003

	(Unaudited)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,003,681	$1,043,850
Short-term investments	17,645	39,138
Accounts receivable, net	1,658,448	1,576,392
Inventories	1,119,858	977,799
Deferred income taxes	426,255	421,478
Prepaid expenses and other	106,191	109,862

Total current assets	4,332,078	4,168,519

Property, plant and equipment, net	811,958	902,868
Long-term investments	17,108	15,614
Goodwill	2,248,486	2,223,422
Deposits and other	119,192	139,833

Total assets	$7,528,822	$7,450,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,884	$3,489
Accounts payable	1,615,993	1,506,998
Accrued liabilities and other	343,062	394,906
Accrued payroll and related benefits	173,755	130,660

Total current liabilities	2,135,694	2,036,053

Long-term liabilities:
Long-term debt, net of current portion	1,904,481	1,925,630
Deferred income tax liability	88,870	90,294
Other liabilities	70,362	75,025

Total long-term liabilities	2,063,713	2,090,949

Stockholders’ equity:
Common stock	5,402	5,304
Additional paid-in capital	5,730,933	5,692,764
Treasury stock	(188,561)	(188,618)
Deferred compensation	(30,347)	—
Accumulated other comprehensive income	31,254	16,335
Accumulated deficit	(2,219,266)	(2,202,531)

Total stockholders’ equity	3,329,415	3,323,254

Total liabilities and stockholders’ equity	$7,528,822	$7,450,256

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

	(In thousands, except per share data)
	(Unaudited)
Net sales	$3,069,783	$2,648,907	$8,902,450	$7,629,421
Cost of sales	2,911,260	2,529,271	8,457,637	7,296,105

Gross profit	158,523	119,636	444,813	333,316

Operating expenses:
Selling, general and administrative	85,028	78,920	243,378	234,244
Research and development	7,326	2,428	21,245	7,621
Amortization of intangibles	2,059	1,626	6,460	4,863
Integration costs	261	1,889	4,043	8,248
Restructuring costs	17,349	16,776	108,459	90,818

Total operating expenses	112,023	101,639	383,585	345,794

Operating income (loss)	46,500	17,997	61,228	(12,478)
Interest income	6,811	4,515	16,775	15,341
Interest expense	(33,232)	(36,817)	(92,050)	(98,678)
Other income (expense)	(10,430)	(3,865)	(15,314)	18,944

Other income (expense), net	(36,851)	(36,167)	(90,589)	(64,393)

Income (loss) before provision for income taxes	9,649	(18,170)	(29,361)	(76,871)
Provision (benefit) for income taxes	(1,702)	(5,996)	(12,625)	(25,367)

Net income (loss)	$11,351	$(12,174)	$(16,736)	$(51,504)

Earnings (loss) per share:
Basic	$0.02	$(0.02)	$(0.03)	$(0.10)

Diluted	$0.02	$(0.02)	$(0.03)	$(0.10)

Shares used in computing per share amounts:
Basic	517,173	510,372	515,159	509,891
Diluted	528,275	510,372	515,159	509,891

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	June 26,	June 28,
	2004	2003

	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,736)	$(51,504)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Restructuring costs	14,195	40,000
Depreciation and amortization	142,612	175,045
Deferred income taxes	—	(588)
Provision (benefit) for doubtful accounts	(2,861)	(2,117)
Deferred compensation	9,256	(384)
(Gain) loss on disposal of property and equipment	(320)	22,779
Loss from investment in 50% or less owned companies	15,146	4,546
Gain from repurchase of convertible notes	—	(25,751)
Other, net	(189)	1,345
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(67,626)	(163,625)
Inventories	(121,134)	131,235
Prepaid expenses, deposits and other	(9,246)	8,248
Income tax accounts	5,720	126,408
Accounts payable and accrued liabilities	71,510	196,267

Cash provided by operating activities	40,327	461,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(49,038)	(72,263)
Proceeds from maturity of short-term investments	68,901	87,154
Purchases of long-term investments	(12,583)	(500)
Purchases of property and equipment, net of acquisitions	(60,645)	(46,723)
Proceeds from sale of assets	23,448	16,700
Cash paid for businesses acquired, net of cash acquired	(51,500)	(214,526)

Cash used for investing activities	(81,417)	(230,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of convertible notes	—	(176,117)
Payments of long-term debt	(12,592)	(40,326)
Proceeds from long-term debt, net of issuance costs	64	1,002,798
Proceeds from (payments of) notes and credit facilities, net	(13,663)	(607,366)
Proceeds from sale of common stock, net of issuance costs	25,894	10,270

Cash provided by (used for) financing activities	(297)	189,259

Effect of exchange rate changes	1,218	1,991

Increase (decrease) in cash and cash equivalents	(40,169)	422,996
Cash and cash equivalents at beginning of period	1,043,850	1,064,534

Cash and cash equivalents at end of period	$1,003,681	$1,487,530

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

      The results of operations for the nine months ended June 26, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 27, 2003, included in Sanmina-SCI’s annual report on Form 10-K.

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

      Cash and Cash Equivalents — Sanmina-SCI considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 26, 2004, cash and cash equivalents includes $97.2 million of restricted cash and cash equivalents, primarily related to accounts collateralizing letters of credit.

      Supplemental disclosure of non-cash investing activities for the nine-month periods ended June 26, 2004 and June 28, 2003 is as follows:

	June 26,	June 28,
	2004	2003

	(In thousands)
Acquisition of property, plant and equipment with long-term investments	$—	$52,850

      Exit Costs — Sanmina-SCI recognizes restructuring charges related to its plans to exit certain activities resulting from the identification of excess manufacturing and administrative facilities that it chooses to close or consolidate. In connection with its exit activities, Sanmina-SCI records restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combination.” Where applicable, employee termination costs are recorded pursuant to SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.” Fixed assets that are written off or impaired as a result of restructuring plans are typically held for sale or scrapped. The remaining carrying value of such assets was not material at June 26, 2004 or September 27, 2003. The recognition of restructuring charges requires Sanmina-SCI’s management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less selling costs, of property, plant and equipment to be disposed of. Management’s estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, Sanmina-SCI evaluates the remaining accrued balances to ensure their adequacy, that no excess accruals are retained, and the utilization of the provisions are for their intended purposes in accordance with developed exit plans.

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

      Sanmina-SCI has determined that there are two reporting units: international and domestic. Goodwill information for each reporting unit is as follows:

	As of	Additions	Adjustments	As of
	September 27,	to	to	June 26,
	2003	Goodwill	Goodwill	2004

	(In thousands)
Segments:
Domestic	$1,228,154	$7,260	$(11,588)	$1,223,826
International	995,268	1,742	27,650	1,024,660

Total	$2,223,422	$9,002	$16,062	$2,248,486

      Adjustments to goodwill primarily represent purchase price allocation adjustments related to business combinations.

      Sanmina-SCI has certain identifiable intangible assets that are subject to amortization. Intangible assets are included in “Deposits and other” in the condensed consolidated balance sheet. The components of intangible assets are as follows:

	June 26, 2004			September 27, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

(In thousands)
Amortized intangibles	$74,370	$(36,810)	$37,560	$65,658	$(30,350)	$35,308

      Intangible asset amortization expense for the quarters ended June 26, 2004 and June 28, 2003 was approximately $2.1 million and $1.6 million, respectively, and for the nine months ended June 26, 2004 and June 28, 2003 was approximately $6.5 million and $4.9 million, respectively.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Estimated annual amortization expense for intangible assets at June 26, 2004 is as follows:

(In thousands)
Fiscal Year:
2004 (remainder)	$2,372
2005	8,106
2006	6,478
2007	6,478
2008	6,002
2009	2,847
Thereafter	5,277

$37,560

      Revenue Recognition. Sanmina-SCI generally recognizes revenue at the point of shipment to its customers, under the contractual terms which in general are FOB shipping point or when services have been performed. Sanmina-SCI also derives revenues from sales of certain inventory, including raw materials, to customers who reschedule, amend or cancel purchase orders after Sanmina-SCI has procured inventory to fulfill their purchase orders. Title to the product or the inventory transfers upon shipment and the customer’s assumption of the risks and rewards of ownership of the product. In some cases, Sanmina-SCI will recognize revenue upon receipt of shipment by the customer or at its designated location. Except in specific circumstances, there are no formal customer acceptance requirements or further Sanmina-SCI obligations to the product or the inventory subsequent to shipment. In specific circumstances in which there are such customer acceptance requirements or further Sanmina-SCI obligations, revenue is recognized at the point of formal acceptance and upon completion of the obligations. Where appropriate, provisions are made for estimated warranty costs, sales returns, and adjustments.

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

      Warranty Reserves — Sanmina-SCI establishes a warranty provision on shipped products based on individual manufacturing contract requirements and past warranty experience. Each period end the balance is reviewed to ensure its adequacy. Accrued warranty reserves at June 26, 2004 and September 27, 2003 were less than one percent of total current liabilities.

      Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the quarters

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended June 26, 2004 and June 28, 2003, 20,112,918 and 32,004,785 potentially dilutive shares from the conversion of the convertible subordinated debt and after-tax interest expense of $12.3 million and $9.0 million, respectively, were not included in the computation of diluted earnings (loss) per share because to do so would be anti-dilutive. For the nine months ended June 26, 2004 and June 28, 2003, 20,112,918 and 32,159,178 potentially dilutive shares from the conversion of the convertible subordinated debt and after-tax interest expense of $17.8 million and $27.8 million, respectively, were not included in the computation of diluted earnings (loss) per share because to do so would be anti-dilutive. Stock options with exercise prices greater than the average fair market price for a period, which are defined as anti-dilutive, are not included in the diluted earnings (loss) per share calculations because of their anti-dilutive effect. For the three months ended June 26, 2004 and June 28, 2003, 17,089,408 and 22,962,536 stock options, respectively, were anti-dilutive and excluded from the diluted earnings (loss) per share calculation. For the nine months ended June 26, 2004 and June 28, 2003, 21,625,021 and 36,329,093 stock options, respectively, were anti-dilutive and excluded from the diluted earnings (loss) per share calculation. The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

	(In thousands, except per share data)
Numerator:
Net income (loss)	$11,351	$(12,174)	$(16,736)	$(51,504)

Denominator:
Weighted average shares — basic	517,173	510,372	515,159	509,891
Effect of dilutive potential common shares	11,102	—	—	—

Weighted average number of shares — diluted	528,275	510,372	515,159	509,891

Net income (loss) per share — basic	$0.02	$(0.02)	$(0.03)	$(0.10)
Net income (loss) per share — diluted	$0.02	$(0.02)	$(0.03)	$(0.10)

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

      Sanmina-SCI uses the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the company’s net income (loss) and earnings (loss) per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding until it is exercised or it expires, to calculate the fair value of stock options granted. The assumptions used for the three and nine months ended June 26, 2004 and June 28, 2003 are presented below:

	Three Months Ended		Nine Months Ended

	June 26,	June 28,	June 26,	June 28,
Stock Options	2004	2003	2004	2003

Volatility	75%	67%	75%	71%
Risk-free interest rate	3.85%	1.97%	3.85%	2.05%
Dividend yield	0%	0%	0%	0%
Expected lives (management and directors) beyond vesting	1.31 years	0.94 years	1.31 years	0.94 years
Expected lives (employees) beyond vesting	1.31 years	0.64 years	1.31 years	0.64 years

	Three Months Ended		Nine Months Ended

	June 26,	June 28,	June 26,	June 28,
Employee Stock Purchase Plan	2004	2003	2004	2003

Volatility	75%	67%	75%	86%
Risk-free interest rate	3.85%	1.22%	3.85%	2.40%
Dividend yield	0%	0%	0%	0%
Expected lives beyond vesting	0.5 years	0.5 years	0.5 years	0.5 years

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

	Three Months Ended		Nine Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

	(In thousands, except per share data)
Net income (loss):
As reported	$11,351	$(12,174)	$(16,736)	$(51,504)
Stock-based employee compensation expense included in reported net income (loss), net of tax	2,934	255	5,049	1,528
Stock-based employee compensation expense determined under fair value method, net of tax	(12,969)	(4,807)	(41,720)	(29,446)

Pro forma net income (loss)	$1,316	$(16,726)	$(53,407)	$(79,422)

Basic earnings (loss) per share:
As reported	$0.02	$(0.02)	$(0.03)	$(0.10)
Pro forma	$0.00	$(0.03)	$(0.10)	$(0.16)
Diluted earnings (loss) per share:
As reported	$0.02	$(0.02)	$(0.03)	$(0.10)
Pro forma	$0.00	$(0.03)	$(0.10)	$(0.16)

      In the first half of fiscal 2004, the compensation committee of the Board of Directors granted awards of restricted stock to executive officers and certain management employees. The restricted stock awards vest

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after four years, except that certain shares of restricted stock may vest earlier if specified performance criteria are met. Deferred compensation, net of reversals, of approximately $0.2 million and $36.5 million, respectively, and compensation expense of $2.3 million and $7.0 million, respectively, were recorded in the quarter and nine months ended June 26, 2004 as a result of these restricted stock awards.

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

      In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. EITF 03-1 is effective for fiscal periods beginning after June 15, 2004. Sanmina-SCI does not expect the adoption of EITF 03-1 to have a material effect on its results of operations or financial condition.

Note 3 —	Restructuring Costs

      Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations when a liability is incurred. Accrued restructuring costs are included in “accrued liabilities and other” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 through the third quarter of fiscal year 2004.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Lease and
	Employee	Contract	Other	Impairment
	Termination	Termination	Restructuring	of Fixed
	Benefits	Costs	Costs	Assets	Total

	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 28, 2002	$—	$—	$—	$—	$—
Charges to operations	5,959	10,323	597	8,085	24,964
Charges utilized	(2,089)	(8,861)	(597)	(8,085)	(19,632)

Balance at September 27, 2003	3,870	1,462	—	—	5,332
Charges to operations	1,813	659	1,042	—	3,514
Charges utilized	(2,086)	(896)	(1,042)	—	(4,024)

Balance at December 27, 2003	3,597	1,225	—	—	4,822
Charges to operations	42,722	7,838	3,191	10,073	63,824
Charges utilized	(4,489)	(1,643)	(2,869)	(10,073)	(19,074)
Reversal of accrual	(911)	(912)	—	—	(1,823)

Balance at March 27, 2004	40,919	6,508	322	—	47,749
Charges to operations	2,227	2,573	7,549	647	12,996
Charges utilized	(28,773)	(5,789)	(7,796)	(647)	(43,005)
Reversal of accrual	(888)	—	—	—	(888)

Balance at June 26, 2004	$13,485	$3,292	$75	$—	$16,852

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

      During the nine months ended June 26, 2004, Sanmina-SCI recorded restructuring charges of approximately $80.3 million. These charges included employee termination benefits of approximately $46.7 million, lease and contract termination costs of approximately $11.1 million, other restructuring costs of approximately $11.8 million, primarily costs incurred to prepare facilities for closure, and impairment of fixed assets of $10.7 million consisting of excess equipment to be disposed of and facilities that were permanently vacated. The employee termination benefits were related to the involuntarily termination of 1,300 employees, the majority of which were involved in manufacturing activities. Approximately $35.3 million of employee termination benefits was utilized during the nine months ended June 26, 2004 for the termination of approximately 1,100 employees pursuant to this restructuring plan. Sanmina-SCI also utilized $8.3 million of lease and contract termination costs and $11.7 million of the other restructuring costs during the nine months ended June 26, 2004. During the nine months ended June 26, 2004, Sanmina-SCI reversed approximately $1.8 million of accrued severance and approximately $912,000 of accrued lease costs due to revisions of estimates. As of June 26, 2004, Sanmina-SCI has completed or commenced restructuring actions contemplated under its phase two restructuring plan, however, certain costs cannot be recorded until future quarters in accordance with generally accepted accounting principles.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations. Accrued restructuring costs are included in “accrued liabilities and other” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 and SFAS 112 pursuant to Sanmina-SCI’s ongoing restructuring plans through the third quarter of fiscal year 2004.

			Facilities
	Employee		Shutdown	Write-off
	Severance and	Restructuring	and	Impaired or
	Related	and Other	Consolidation	Redundant
	Expenses	Expenses	Costs	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 29, 2001	$7,731	$839	$36,545	$—	$45,115
Charges to operations	31,100	10,101	31,009	99,585	171,795
Charges utilized	(28,487)	(10,161)	(31,667)	(99,585)	(169,900)

Balance at September 28, 2002	10,344	779	35,887	—	47,010
Charges to operations	18,138	—	31,977	38,400	88,515
Charges utilized	(12,476)	(779)	(51,906)	(38,400)	(103,561)
Reversal of accrual	(6,267)	—	(1,468)	—	(7,735)

Balance at September 27, 2003	9,739	—	14,490	—	24,229
Charges to operations	514	—	3,671	(493)	3,692
Charges utilized	(717)	—	(8,104)	493	(8,328)

Balance at December 27, 2003	9,536	—	10,057	—	19,593
Charges to operations	4,909	—	25,753	4,280	34,942
Charges utilized	(7,510)	—	(11,808)	(4,280)	(23,598)
Reversal of accrual	(6,665)	—	(6,374)	—	(13,039)

Balance at March 27, 2004	270	—	17,628	—	17,898
Charges to operations	2,449	—	3,489	(312)	5,626
Charges utilized	(521)	—	(5,507)	312	(5,716)
Reversal of accrual	(385)	—	—	—	(385)

Balance at June 26, 2004	$1,813	$—	$15,610	$—	$17,423

      The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

Fiscal 2002 Plans

      September 2002 Restructuring. In September 2002, Sanmina-SCI approved a plan pursuant to EITF 94-3 to close and consolidate certain of its manufacturing facilities in North America, Europe and Asia as a result of the ongoing slowdown in the industry. In fiscal years 2002 and 2003, Sanmina-SCI recorded charges to operations of $10.1 million for planned employee severance expenses related to the involuntary termination of approximately 800 employees, and utilized charges of approximately $5.8 million as a result of terminating approximately 790 employees. In fiscal years 2002 and 2003 Sanmina-SCI also recorded charges to operations of $22.3 million for the shutdown of facilities related to non-cancelable lease payments for permanently vacated properties and associated costs, and utilized charges of $17.7 million related to the

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shutdown of these facilities. Sanmina-SCI also incurred charges to operations of $74.3 million in fiscal years 2002 and 2003 related to the impairment of buildings and excess equipment and leasehold improvements at permanently vacated facilities. During the nine months ended June 26, 2004, Sanmina-SCI recorded charges to operations of approximately $1.9 million and utilized $2.5 million for employee severance expense. Approximately 10 employees were terminated during the nine months ended June 26, 2004. During the same period, Sanmina-SCI also recorded charges to operations of approximately $25.8 million and utilized approximately $15.8 million for non-cancelable lease payments, lease termination costs and related costs for the shutdown of facilities. In addition, Sanmina-SCI reversed approximately $3.6 million of accrued severance due to lower than anticipated payments at various plants and approximately $5.8 million of accrued facilities shutdown costs due to a change in use of the facilities or the Company achieving greater sublease income than anticipated. Sanmina-SCI also incurred charges to operations of $3.5 million related to the impairment of building and leasehold improvements at permanently vacated properties. The closing of the plants discussed above as well as employee terminations and other related activities have been completed, however, the leases of the related facilities expire in 2009; therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

      October 2001 Restructuring. In October 2001, Sanmina SCI approved a plan pursuant to EITF 94-3 to close and consolidate certain of its manufacturing facilities throughout North America and Europe as a result of the continued slowdown in the industry and economy worldwide. In fiscal years 2002 and 2003, Sanmina-SCI recorded net charges to operations of $34.7 million for the expected involuntary termination of approximately 5,400 employees associated with these plant closures, and utilized charges of approximately $24.5 million as a result of terminating approximately 5,000 employees. Sanmina-SCI also incurred net charges to operations of $46.1 million in fiscal years 2002 and 2003 for non-cancelable lease payments for permanently vacated properties and other costs related to the shutdown of facilities, and utilized approximately $44.2 million of these charges in fiscal years 2002 and 2003. In fiscal year 2003, Sanmina-SCI reversed accrued severance charges of $6.3 million and accrued lease cancellation charges of $700,000 due to lower than estimated settlement costs at three European sites. Sanmina-SCI also incurred and utilized charges to operations of $56.4 million in fiscal years 2002 and 2003 related to the write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. During the nine months ended June 26, 2004, Sanmina-SCI recorded charges to operations of approximately $4.9 million for employee severance costs and approximately $3.7 million for non-cancelable lease payments and other costs related to the shutdown of facilities. Sanmina-SCI utilized accrued severance charges of approximately $6.2 million and accrued facilities shutdown related charges of approximately $3.2 million during the nine months ended June 26, 2004. During the nine months ended June 26, 2004, Sanmina-SCI reversed approximately $1.3 million of accrued severance and approximately $530,000 of accrued lease costs due to lower than expected payments at various sites. Manufacturing activities at the facilities affected by this plan ceased in fiscal year 2003 or prior; however, final payments of certain accrued costs may not occur until later periods.

Fiscal 2001 Plans

      Segerström Restructuring. In March 2001, Sanmina-SCI acquired Segerström in a pooling of interests business combination and announced the restructuring plan. During fiscal years 2001 and 2002, Sanmina-SCI recorded net charges to operations of $5.7 million for the involuntary termination of 470 employee positions, and utilized $5.4 million of these charges in fiscal years 2001, 2002 and 2003. During those periods Sanmina-SCI also recorded charges to operations of $5.2 million related to the consolidation of facilities, of which $3.1 million was utilized in fiscal years 2001, 2002 and 2003. During the nine months ended June 26, 2004, Sanmina-SCI recorded charges to operations of approximately $103,000 and utilized approximately $623,000 with respect to the shutdown and consolidation of facilities.

      July 2001 Restructuring. In July 2001, Sanmina-SCI approved a plan to close and merge manufacturing facilities throughout North America and Europe as a result of the ongoing slowdown in the EMS industry.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal years 2001 and 2002, Sanmina-SCI recorded charges to operations of $24.0 million for severance costs for involuntary employee terminations, of which $22.7 million was utilized for the termination of approximately 3,800 employees during fiscal years 2001, 2002 and 2003. During those periods Sanmina-SCI recorded net charges to operations of $45.2 million for lease payments for permanently vacated properties and other costs related to the shutdown of facilities, of which $37.9 million was utilized during fiscal years 2001, 2002 and 2003. Also during fiscal years 2001 and 2002, Sanmina-SCI recorded and utilized $7.3 million of asset related write-offs of equipment and leasehold improvements to permanently vacated properties. During fiscal year 2003 Sanmina-SCI reversed accrued facilities costs of $768,000 due to the early termination of the related lease. During the nine months ended June 26, 2004, Sanmina-SCI recorded approximately $3.3 million and utilized approximately $5.8 million of accrued costs related to the shutdown of facilities. In addition, Sanmina-SCI recorded charges to operations of approximately $1.1 million and reversed approximately $2.1 million of accrued severance due to lower than anticipated payments. Manufacturing activities at the plants affected by this plan ceased in the fourth quarter of fiscal year 2002. However, the leases of the related facilities expire between 2004 and 2010; therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

      Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with EITF 95-3. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired entity. Accrued restructuring costs are included in “accrued liabilities and other” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 for the periods in which restructuring activities have taken place through the third quarter of fiscal 2004.

	Employee	Facilities	Write-off
	Severance &	Shutdown &	Impaired or
	Related	Consolidation	Redundant
	Expenses	Costs	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Non-cash
Balance at September 29, 2001	$—	$—	$—	$—
Additions to restructuring accrual	104,161	36,078	23,724	163,963
Accrual utilized	(64,207)	(12,519)	(19,643)	(96,369)

Balance at September 28, 2002	39,954	23,559	4,081	67,594
Additions to restructuring accrual	30,540	7,224	3,251	41,015
Accrual utilized	(36,516)	(16,164)	(7,332)	(60,012)
Reversal of accrual	(23,968)	(1,007)	—	(24,975)

Balance at September 27, 2003	10,010	13,612	—	23,622
Additions to restructuring accrual	8,500	—	—	8,500
Accrual utilized	(4,470)	(2,757)	—	(7,227)

Balance at December 27, 2003	14,040	10,855	—	24,895
Additions to restructuring accrual	1,364	—	6,024	7,388
Accrual utilized	(10,036)	(6,617)	(6,024)	(22,677)

Balance at March 27, 2004	5,368	4,238	—	9,606
Additions to restructuring accrual	994	—	—	994
Accrual utilized	(4,890)	(1,452)	—	(6,342)

Balance at June 26, 2004	$1,472	$2,786	$—	$4,258

      The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other Acquisition-Related Restructuring Actions. In fiscal 2003, as part of an insignificant business acquisition completed in December 2002, Sanmina-SCI closed an acquired manufacturing facility in Texas as of the acquisition date and transferred the business to an existing Sanmina-SCI plant. Sanmina-SCI recorded and utilized total charges to the restructuring liability of $2.4 million relating to the closure of this plant. The charge consisted of $311,000 for salary related costs for employees participating in the closure of the plant and $2.1 million for excess equipment. In fiscal 2003, Sanmina-SCI also recorded charges to the restructuring liability of $7.5 million related to a manufacturing facility in Germany acquired in fiscal 2002. The charges consisted of severance costs for involuntary employee terminations of approximately 210 employees. Sanmina-SCI utilized $897,000 of the accrued severance in fiscal 2003 to terminate approximately 150 employees and $6.6 million in first nine months in fiscal 2004 to terminate approximately 60 employees. In addition, during the nine months ended June 26, 2004, Sanmina-SCI recorded charges to the restructuring liability of $10.9 million, and utilized $10.7 million, related to employee terminations at manufacturing facilities in Europe and Mexico acquired in fiscal 2003 due to the transfer of a portion of the manufacturing activities to an existing Sanmina-SCI plant. The charges were related to the elimination of approximately 340 employees. Sanmina-SCI also recorded and utilized charges to the restructuring liability of approximately $6.0 million related to excess machinery and equipment to be disposed of.

      SCI Acquisition Restructuring. In December 2001, Sanmina merged with SCI in a purchase business combination and formally changed its name to Sanmina-SCI Corporation. As part of the merger with SCI, Sanmina-SCI recorded charges to the restructuring liability of $119.6 million during fiscal years 2002 and 2003 consisting of planned involuntary employee termination costs for approximately 7,900 employees and utilized $92.1 million in charges with respect to the termination of those employees. During fiscal years 2002 and 2003 Sanmina-SCI also incurred net charges to the restructuring liability of $41.0 million for restructuring costs related to lease payments for permanently vacated properties and other costs, and utilized approximately $26.3 million of these charges. Sanmina-SCI also incurred charges to restructuring liability of $24.9 million of asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. During fiscal year 2003, Sanmina-SCI reversed a total of $24.0 million of accrued severance costs, approximately $18.4 million of which was due to lower than anticipated settlement costs at a major European manufacturing site, and approximately $5.6 million of which related to two plants that were not closed as initially planned due to a change in business requirements. Sanmina-SCI also reversed $1.0 million of accrued facilities shutdown costs due to lower than estimated costs at various sites. During the nine months ended June 26, 2004, Sanmina-SCI utilized a total of approximately $10.8 million of facilities-related accruals and $2.1 million accrued severance. The closing and consolidation of the plants discussed above as well as involuntary employee terminations were substantially completed in fiscal year 2003, although final payments of certain accrued costs may not occur until later periods.

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

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of other comprehensive income, net of tax as applicable, were as follows:

	Three Months Ended		Nine Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

	(In thousands)
Net income (loss)	$11,351	$(12,174)	$(16,736)	$(51,504)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,523	9,893	13,826	25,781
Unrealized holding loss on investments	(320)	(176)	(1,631)	(758)
Minimum pension liability	(348)	—	2,724	—

Comprehensive income (loss)	$12,206	$(2,457)	$(1,817)	$(26,481)

      Accumulated other comprehensive income (loss), net of tax as applicable, consists of the following:

	As of

	June 26,	September 27,
	2004	2003

	(In thousands)
Foreign currency translation adjustment	$34,821	$20,995
Unrealized holding gains (losses) on investments	(231)	1,400
Minimum pension liability	(3,336)	(6,060)

Total accumulated other comprehensive income	$31,254	$16,335

Note 5 —	Inventories

      Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Provisions when required are made to reduce excess inventories to their estimated net realizable values. It is possible that estimates of net realizable values can change in the near term. The components of inventories, net of provisions, are as follows:

	As of

	June 26,	September 27,
	2004	2003

	(In thousands)
Raw materials	$702,133	$617,847
Work-in-process	243,117	208,247
Finished goods	174,608	151,705

Total	$1,119,858	$977,799

Note 6 —	Business Segment and Customer Information

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

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sanmina-SCI’s chief operating decision maker is the Chief Operating Officer. Based on the evaluation of financial information by the Chief Operating Officer, Sanmina-SCI operates in two segments, domestic (United States of America) and international operations. Revenues are attributable to the country in which the product is manufactured or the related services are performed. Each segment manufactures, tests and services a full spectrum of complex printed circuit boards, custom backplane interconnect devices, and electronic assembly services, as well as provides related services. The chief operating decision maker evaluates performance based upon each segment’s operating income. Operating income is defined as income before interest income (expense), other income (expense) and income taxes.

      The following summarizes financial information by geographic segment:

	Three Months Ended		Nine Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

	(In thousands)
Net sales:
Domestic	$877,432	$694,726	$2,464,943	$2,461,717
International	2,192,351	1,954,181	6,437,507	5,167,704
Intersegment	714,534	427,205	1,631,052	1,193,612
Less Intersegment	(714,534)	(427,205)	(1,631,052)	(1,193,612)

Total	$3,069,783	$2,648,907	$8,902,450	$7,629,421

Operating income (loss):
Domestic	$7,812	$6,417	$25,006	(35,700)
International	38,688	11,580	36,222	23,222

Total	$46,500	$17,997	$61,228	$(12,478)

	As of

	June 26,	September 27,
	2004	2003

	(In thousands)
Long lived assets (excludes goodwill, intangibles and deferred income taxes):
Domestic	$390,276	$457,391
International	520,422	565,616

Total	$910,698	$1,023,007

      Although Sanmina-SCI seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina-SCI’s net sales. During the three months ended June 26, 2004 and June 28, 2003, sales to Sanmina-SCI’s ten largest customers accounted for 69.5% and 70.5%, respectively, of Sanmina-SCI’s net sales. For the nine months ended June 26, 2004 and June 28, 2003, sales to Sanmina-SCI’s ten largest customers accounted for 69.6% and 67.7%, respectively, of Sanmina-SCI’s net sales. In the three and nine months ended June 26, 2004 and June 28, 2003, two customers individually represented 10% or more of Sanmina-SCI’s net sales.

Note 7 — Commitments and Contingencies

      During fiscal year 2001, Sanmina acquired Segerstrom in a pooling of interests transaction that resulted in the acquisition of approximately 94% of the outstanding shares of Segerstrom. In accordance with Swedish

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

law and business practice, Sanmina-SCI has acquired the remaining 6% of the outstanding shares of Segerstrom through a compulsory acquisition process. Sanmina-SCI has reached an agreement in principle with the remaining 6% shareholders with respect to the purchase price of those shares, which will be paid in cash and is expected to be paid by year-end. As of June 26, 2004, Sanmina-SCI has recorded an accrued liability for its estimate of the purchase price. The final purchase price has not been determined as of June 26, 2004.

      Sanmina-SCI is a party to certain legal proceedings that have arisen in the ordinary course of business. Management believes that the resolution of these proceedings will not have a material adverse effect on Sanmina-SCI’s business, financial condition or results of operations.

Note 8 —	Subsequent Event

      On June 28, 2004, Sanmina-SCI announced it had entered into an agreement to acquire Pentex-Schweizer Circuits Limited, a printed circuit board fabrication provider with operations in Wuxi, China and Singapore. The total purchase price, assuming the exercise of all options prior to closing, is expected to be approximately $78.8 million. The transaction is subject to several conditions, including approval by Pentex-Schweizer Circuits Limited shareholders and court approval under Singapore law.

Note 9 —	Supplemental Guarantors Condensed Consolidating Financial Information

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

      The following condensed consolidating financial information presents: condensed consolidating balance sheets as of June 26, 2004 (unaudited) and September 27, 2003, and the unaudited condensed consolidating statements of operations for the three and nine months ended June 26, 2004 and June 28, 2003, and the unaudited condensed consolidating statements of cash flows for the nine months ended June 26, 2004 and June 28, 2003, of (a) Sanmina-SCI, the parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Sanmina-SCI with the guarantor subsidiaries and the non-guarantor subsidiaries; and (e) Sanmina-SCI, the guarantor subsidiaries and the non-guarantor subsidiaries on a consolidated basis.

      Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany sales.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 26, 2004

			Non
	Sanmina-	Guarantor	Guarantor	Consolidating	Consolidated
	SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash & cash equivalents	$376,052	$89,105	$538,524	$—	$1,003,681
Short-term investments	17,645	—	—	—	17,645
Accounts receivable, net	203,106	235,244	1,220,098	—	1,658,448
Accounts receivable — intercompany	—	1,020,873	—	(1,020,873)	—
Inventories	136,108	313,087	670,663	—	1,119,858
Deferred income taxes	122,297	190,987	112,971	—	426,255
Prepaid expenses and other	22,504	11,014	97,532	(24,859)	106,191

Total current assets	877,712	1,860,310	2,639,788	(1,045,732)	4,332,078

Property, plant and equipment, net	197,581	123,800	490,577	—	811,958
Long term investments	3,988	5,005	8,115	—	17,108
Goodwill	28,248	1,195,581	1,024,657	—	2,248,486
Intercompany accounts	1,219,606	—	—	(1,219,606)	—
Investment in subsidiaries	2,731,285	1,312,864	—	(4,044,149)	—
Deposits and other	46,856	56,531	61,976	(46,171)	119,192

Total assets	$5,105,276	$4,554,091	$4,225,113	$(6,355,658)	$7,528,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$888	$728	$1,268	$—	$2,884
Accounts payable	184,377	389,685	1,041,931	—	1,615,993
Accounts payable — intercompany	36,214	—	984,659	(1,020,873)	—
Accrued liabilities and other	140,509	79,850	147,562	(24,859)	343,062
Accrued payroll and related benefits	47,971	42,363	83,421	—	173,755

Total current liabilities	409,959	512,626	2,258,841	(1,045,732)	2,135,694

Long-term liabilities:
Long-term debt, net of current portion	1,356,455	520,365	27,661	—	1,904,481
Intercompany accounts — noncurrent	—	1,011,181	208,425	(1,219,606)	—
Deferred income tax liability	—	135,041	—	(46,171)	88,870
Other liabilities	9,447	44,575	16,340	—	70,362

Total long-term liabilities	1,365,902	1,711,162	252,426	(1,265,777)	2,063,713

Stockholders’ equity:
Common stock	5,402	70,558	481,346	(551,904)	5,402
Other stockholders’ equity accounts	3,324,013	2,259,745	1,232,500	(3,492,245)	3,324,013

Total stockholders’ equity	3,329,415	2,330,303	1,713,846	(4,044,149)	3,329,415

Total liabilities and stockholders’ equity	$5,105,276	$4,554,091	$4,225,113	$(6,355,658)	$7,528,822

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 27, 2003

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
ASSETS
Current assets:
Cash & cash equivalents	$391,116	$112,162	$540,572	$—	$1,043,850
Short-term investments	39,131	—	7	—	39,138
Accounts receivable, net	98,777	204,491	1,273,124	—	1,576,392
Accounts receivable — intercompany	514,064	—	—	(514,064)	—
Inventories	120,761	234,618	622,420	—	977,799
Deferred income taxes	121,323	191,046	109,109	—	421,478
Prepaid expenses and other	21,503	34,088	63,076	(8,805)	109,862

Total current assets	1,306,675	776,405	2,608,308	(522,869)	4,168,519

Property, plant and equipment, net	197,498	161,241	544,129	—	902,868
Long term investments	142	5,005	10,467	—	15,614
Goodwill	21,448	1,206,706	995,268	—	2,223,422
Intercompany accounts	739,947	503,560	—	(1,243,507)	—
Investment in subsidiaries	2,668,072	1,389,193	—	(4,057,265)	—
Deposits and other	72,154	52,923	59,503	(44,747)	139,833

Total assets	$5,005,936	$4,095,033	$4,217,675	$(5,868,388)	$7,450,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$446	$246	$2,797	$—	$3,489
Accounts payable	127,952	353,210	1,025,836	—	1,506,998
Accounts payable — intercompany	—	417,589	96,475	(514,064)	—
Accrued liabilities and other	145,963	107,490	150,258	(8,805)	394,906
Accrued payroll and related benefits	39,483	21,676	69,501	—	130,660

Total current liabilities	313,844	900,211	1,344,867	(522,869)	2,036,053

Long-term liabilities:
Long-term debt, net of current portion	1,354,616	519,128	51,886	—	1,925,630
Intercompany accounts — noncurrent	—	—	1,243,507	(1,243,507)	—
Deferred income tax liability	—	135,041	—	(44,747)	90,294
Other liabilities	14,222	45,043	15,760	—	75,025

Total long-term liabilities	1,368,838	699,212	1,311,153	(1,288,254)	2,090,949

Stockholders’ equity:
Common stock	5,304	15,681	460,142	(475,823)	5,304
Other stockholders’ equity accounts	3,317,950	2,479,929	1,101,513	(3,581,442)	3,317,950

Total stockholders’ equity	3,323,254	2,495,610	1,561,655	(4,057,265)	3,323,254

Total liabilities and stockholders’ equity	$5,005,936	$4,095,033	$4,217,675	$(5,868,388)	$7,450,256

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 26, 2004

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
	(Unaudited)
Net sales	$332,530	$1,010,038	$2,354,002	$(626,787)	$3,069,783
Cost of sales	313,084	970,478	2,254,485	(626,787)	2,911,260

Gross profit	19,446	39,560	99,517	—	158,523

Operating expenses:
Selling, general and administrative and research and development	15,758	28,629	47,967	—	92,354
Amortization of intangibles	879	1,180	—	—	2,059
Integration costs	—	113	148	—	261
Restructuring costs	1,086	3,547	12,716	—	17,349

Total operating expenses	17,723	33,469	60,831	—	112,023

Operating (loss) income	1,723	6,091	38,686	—	46,500
Interest income	716	2,653	3,442	—	6,811
Interest expense	(21,945)	(4,794)	(6,493)	—	(33,232)
Intercompany income (expense)	(11,351)	2,886	8,465	—	—
Other (expense) income	4,724	(2,197)	(12,957)	—	(10,430)

Other (expense) income, net	(27,856)	(1,452)	(7,543)	—	(36,851)

(Loss) income before provision (benefit) for income taxes and equity in loss of subsidiaries	(26,133)	4,639	31,143	—	9,649
(Benefit) provision for income taxes	(3,679)	(1,136)	3,113	—	(1,702)
Equity in income (loss) of subsidiaries	33,805	577	—	(34,382)	—

Net (loss) income	$11,351	$6,352	$28,030	$(34,382)	$11,351

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 28, 2003

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)
	(Unaudited)
Net sales	$190,938	$704,998	$2,151,388	$(398,417)	$2,648,907
Cost of sales	174,237	671,955	2,081,496	(398,417)	2,529,271

Gross profit	16,701	33,043	69,892	—	119,636

Operating expenses:
Selling, general and administrative and research and development	5,345	21,982	54,021	—	81,348
Amortization of intangibles	325	1,301	—	—	1,626
Integration costs	—	1,334	555	—	1,889
Restructuring costs	2,588	15,506	(1,318)	—	16,776

Total operating expenses	8,258	40,123	53,258	—	101,639

Operating (loss) income	8,443	(7,080)	16,634	—	17,997
Interest income	2,110	498	1,907	—	4,515
Interest expense	(30,604)	(4,453)	(1,760)	—	(36,817)
Intercompany income (expense)	4,865	2,158	(7,023)	—	—
Other (expense) income	(8,171)	9,147	(4,841)	—	(3,865)

Other (expense) income, net	(31,800)	7,350	(11,717)	—	(36,167)

(Loss) income before provision (benefit) for income taxes and equity in loss of subsidiaries	(23,357)	270	4,917	—	(18,170)
(Benefit) provision for income taxes	(5,836)	(944)	784	—	(5,996)
Equity in income (loss) of subsidiaries	5,347	(4,252)	—	(1,095)	—

Net (loss) income	$(12,174)	$(3,038)	$4,133	$(1,095)	$(12,174)

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended June 26, 2004

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)

	(Unaudited)
Net sales	$901,318	$2,814,804	$6,788,038	$(1,601,710)	$8,902,450
Cost of sales	859,712	2,666,366	6,533,269	(1,601,710)	8,457,637

Gross profit	41,606	148,438	254,769	—	444,813

Operating expenses:
Selling, general and administrative and research and development	37,973	83,743	142,907	—	264,623
Amortization of intangibles	2,912	3,548	—	—	6,460
Integration costs	—	2,323	1,720	—	4,043
Restructuring costs	6,706	27,833	73,920	—	108,459

Total operating expenses	47,591	117,447	218,547	—	383,585

Operating (loss) income	(5,985)	30,991	36,222	—	61,228
Interest income	2,436	6,536	7,803	—	16,775
Interest expense	(64,424)	(13,930)	(13,696)	—	(92,050)
Intercompany income (expense)	(1,050)	8,567	(7,517)	—	—
Other (expense) income	10,096	327	(25,737)	—	(15,314)

Other (expense) income, net	(52,942)	1,500	(39,147)	—	(90,589)

(Loss) income before provision (benefit) for income taxes and equity in loss of subsidiaries	(58,927)	32,491	(2,925)	—	(29,361)
(Benefit) provision for income taxes	(14,302)	7,886	(6,209)	—	(12,625)
Equity in income (loss) of subsidiaries	27,889	(48,714)	—	20,825	—

Net (loss) income	$(16,736)	$(24,109)	$3,284	$20,825	$(16,736)

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended June 28, 2003

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)

	(Unaudited)
Net sales	$572,382	$2,725,761	$5,487,835	$(1,156,557)	$7,629,421
Cost of sales	555,001	2,608,562	5,289,099	(1,156,557)	7,296,105

Gross profit	17,381	117,199	198,736	—	333,316

Operating expenses:
Selling, general and administrative and research and development	24,112	74,697	143,056	—	241,865
Amortization of intangibles	975	3,888	—	—	4,863
Integration costs	—	5,574	2,674	—	8,248
Restructuring costs	40,637	20,397	29,784	—	90,818

Total operating expenses	65,724	104,556	175,514	—	345,794

Operating (loss) income	(48,343)	12,643	23,222	—	(12,478)
Interest income	5,717	4,964	4,660	—	15,341
Interest expense	(74,968)	(14,267)	(9,443)	—	(98,678)
Intercompany income (expense)	9,387	6,059	(15,446)	—	—
Other (expense) income	(3,023)	23,504	(1,537)	—	18,944

Other (expense) income, net	(62,887)	20,260	(21,766)	—	(64,393)

(Loss) income before provision (benefit) for income taxes and equity in loss of subsidiaries	(111,230)	32,903	1,456	—	(76,871)
(Benefit) provision for income taxes	(37,511)	10,850	1,294	—	(25,367)
Equity in income (loss) of subsidiaries	22,215	20,427	—	(42,642)	—

Net (loss) income	$(51,504)	$42,480	$162	$(42,642)	$(51,504)

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended June 26, 2004

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)

	(Unaudited)
Cash provided by (used for) operating activities	$(29,881)	$17,995	$52,213	$—	$40,327
Cash flows from investing activities:
Purchases of short-term investments	(49,038)	—	—	—	(49,038)
Proceeds from maturities of short-term investments	68,901	—	—	—	68,901
Purchases of long-term investments	(828)	—	(11,755)	—	(12,583)
Purchases of property and equipment	(12,821)	(16,367)	(31,457)	—	(60,645)
Proceeds from sale of assets	2,111	18,787	2,550	—	23,448
Cash paid for businesses acquired, net of cash acquired	(34,303)	(12,679)	(4,518)	—	(51,500)

Cash used for investing activities	(25,978)	(10,259)	(45,180)	—	(81,417)

Cash flows from financing activities:
Repurchase of convertible notes	—	—	—	—	—
Payments of long-term debt	—	(358)	(12,234)	—	(12,592)
Proceeds from long term debt, net of issuance costs	—	64	—	—	64
Proceeds from (payment of) notes and credit facilities, net	(612)	116	(13,167)	—	(13,663)
Proceeds from sale of common stock, net of issuance costs	25,894	—	—	—	25,894
Proceeds from (repayment of) intercompany debt	15,513	(30,615)	15,102	—	—

Cash provided by (used for) financing activities	40,795	(30,793)	(10,299)	—	(297)

Effect of exchange rate changes	—	—	1,218	—	1,218
Decrease in cash and cash equivalents	(15,064)	(23,057)	(2,048)	—	(40,169)
Cash and cash equivalents at beginning of period	391,116	112,162	540,572	—	1,043,850

Cash and cash equivalents at end of period	$376,052	$89,105	$538,524	$—	$1,003,681

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended June 28, 2003

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total

	(In thousands)

	(Unaudited)
Cash provided by (used for) operating activities	$(123,896)	$198,082	$387,718	$—	$461,904
Cash flows from investing activities:
Purchases of short-term investments	(72,263)	—	—	—	(72,263)
Proceeds from maturities of short-term investments	87,154	—	—	—	87,154
Purchases of long-term investments	(500)	—	—	—	(500)
Purchases of property and equipment	(14,219)	(9,913)	(22,591)	—	(46,723)
Proceeds from sale of assets	2,362	8,574	5,764	—	16,700
Cash paid for businesses acquired, net of cash acquired	—	(21,430)	(193,096)	—	(214,526)

Cash provided by (used for) investing activities	2,534	(22,769)	(209,923)	—	(230,158)

Cash flows from financing activities:
Repurchase of convertible notes	(134,869)	(41,248)	—	—	(176,117)
Payments of long-term debt	(688)	(510)	(39,128)	—	(40,326)
Proceeds from long term debt, net of issuance costs	997,400	—	5,398	—	1,002,798
Payment of notes and credit facilities, net	(400,650)	(201,647)	(5,069)	—	(607,366)
Proceeds from sale of common stock, net of issuance costs	10,270	—	—	—	10,270
Proceeds from (repayment of) intercompany debt	(12,016)	142,625	(130,609)	—	—

Cash provided by (used for) financing activities	459,447	(100,780)	(169,408)	—	189,259

Effect of exchange rate changes	—	—	1,991	—	1,991
Increase in cash and cash equivalents	338,085	74,533	10,378	—	422,996
Cash and cash equivalents at beginning of period	454,792	134,570	475,172	—	1,064,534

Cash and cash equivalents at end of period	$792,877	$209,103	$485,550	$—	$1,487,530

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenues or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect. As a result of the factors described herein, and in the documents incorporated herein by reference, including, in particular, those factors described under “Factors Affecting Operating Results,” we undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

Overview

      We are a leading independent global provider of customized, integrated electronics manufacturing services or EMS. Our revenue is generated from sales of our services primarily to original equipment manufacturers, or OEMs, in the communications, personal and business computing systems, enterprise computing and storage, industrial and medical instrumentation, and multimedia sectors. We have started to generate sales from our original design manufacturing, or ODM, products where we design and develop servers and storage systems targeted to major OEMs. Our engineering services mainly focus on high-end products and we provide end-to-end design capacities for printed circuit board design, backplane design, enclosure design, full system and final system design.

      As a result of the downturn in the electronics industry, demand for our manufacturing services declined significantly during our 2001, 2002, and 2003 fiscal years. The decrease in demand for manufacturing services by OEMs resulted primarily from reduced capital spending by communications service providers. Consequently, our operating results were adversely affected as a result of the deterioration in the communications market and the other markets that we serve. We have begun to see evidence of a recovery in several markets that we serve and expect to continue seeing growth in the next few quarters.

      In response to the downturn in the electronics industry described above, we have initiated restructuring plans in recent years. Although we have begun to see evidence of a recovery in the electronics industry, in July 2004 we announced our phase three restructuring plan to fine tune our overall cost structure. We expect to incur restructuring charges of up to approximately $100 million over the next four to five quarters under this plan. Our plans were designed to reduce excess capacity and affected facilities across all services offered in our vertically integrated manufacturing organization. The majority of the restructuring charges recorded and expected to be recorded as a result of these plans related to facilities located in North America and Europe, and in general, manufacturing activities at these plants were or are expected to be transferred to other facilities.

      A relatively small number of customers historically have been responsible for a significant portion of our net sales. Sales to our ten largest customers accounted for 69.5% and 69.6% of our net sales for the three and nine months ended June 26, 2004, respectively, and our two largest customers, IBM and HP, each accounted for 10% or more of our net sales for the three and nine months ended June 26, 2004. Sales to our two largest customers, IBM and HP, also each accounted for 10% or more of our net sales for the three and nine months ended June 28, 2003.

      In recent periods, we have generated a more significant portion of our net sales from international operations. During the first nine months of fiscal 2004 and fiscal 2003, 72.3% and 67.7%, respectively, of our consolidated net sales were derived from non-U.S. operations. The continued shift toward international operations has resulted from overseas acquisitions and a desire on the part of many of our customers to move production to lower cost locations in regions such as Asia, Latin America and Eastern Europe. We expect this trend to continue.

Summary Results of Operations

      Net sales for the third quarter of fiscal 2004 increased by 15.9% to $3.1 billion from $2.6 billion in the third quarter of fiscal 2003. For the nine months ended June 26, 2004, sales increased by 16.7% to $8.9 billion from $7.6 billion in the nine months ended June 28, 2003. The increase for the third quarter and first nine months of fiscal 2004 from the same periods of the previous fiscal year was primarily due to an increase in the sales to customers in the personal and business computing, communications and multimedia sectors of the electronics industry.

      The following table sets forth, for the periods indicated, key operating results (in thousands):

	Three Months Ended		Nine Months Ended

	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Net sales	$3,069,783	$2,648,907	$8,902,450	$7,629,421
Gross profit	158,523	119,636	444,813	333,316
Operating income (loss)	46,500	17,997	61,228	(12,478)
Net income (loss)	11,351	(12,174)	(16,736)	(51,504)

Key balance sheet performance measures

      The following table sets forth, for the periods indicated, certain key performance measures that management utilizes to assess operating results:

	Three Months Ended

	June 26, 2004	June 28, 2003

Days sales outstanding	47	52
Inventory turns	10.4	9.6
Accounts payable days	51	53
Cash cycle days	31	38

Recent development

      On June 28, 2004, Sanmina-SCI announced it had entered into an agreement to acquire Pentex-Schweizer Circuits Limited, a printed circuit board fabrication provider with operations in Wuxi, China and Singapore. The total purchase price, assuming the exercise of all options prior to closing, is expected to be approximately $78.8 million. The transaction is subject to several conditions, including approval by Pentex-Schweizer Circuits Limited shareholders and court approval under Singapore law.

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

      We believe the following critical accounting policies affect our more significant judgments and estimates used in preparing our consolidated financial statements:

      Accounts Receivable and Other Related Allowances — We estimate product returns, warranty costs, and other adjustments related to current period net sales to establish related allowances. In making these estimates, we analyze the creditworthiness of our customers, past experience, changes in customer demand, and the overall economic climate in industries that we serve. If actual product returns, warranty claims or other adjustments differ significantly from our estimates, the amount of revenue or operating expenses we report would be affected. One of our most significant credit risks is the ultimate realization of our accounts receivable. This risk is mitigated by (i) sales to well-established companies, (ii) ongoing credit evaluation of our customers, and (iii) frequent contact with our customers, especially our most significant customers, thus enabling us to monitor current changes in business operations and to respond accordingly. To establish our allowance for doubtful accounts, we regularly estimate the credit risk associated with accounts receivable and consider concentrations of credit risks. We evaluate credit risk related to specific customers based on the current economic environment; however, we are not able to predict the inability of our customers to meet their financial obligations to us. One of our customers represented 10% or more of our gross accounts receivable as of June 26, 2004. We believe the allowances that we have established are adequate under the circumstances; however, a change in the economic environment or a customer’s financial condition could cause our estimates of allowances, and consequently the provision for doubtful accounts, to change.

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

      Goodwill — Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step impairment analysis is then performed to measure the amount of impairment loss. The process of determining the fair value of our reporting units is subjective and requires management to exercise judgment in making assumptions and estimates related to cash flows and discount rates, among other things. The goodwill recorded on the Condensed Consolidated Balance Sheet as of June 26, 2004 and September 27, 2003 was $2.2 billion. In response to changes in industry and market conditions, we could strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could change our estimates of the fair values of our reporting units, and, consequently, affect the outcome of our goodwill impairment tests.

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

      In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. EITF 03-1 is effective for fiscal periods beginning after June 15, 2004. We do not expect the adoption of EITF 03-1 to have a material effect on our results of operations or financial condition.

Results of Operations

      The following table sets forth, for the three and nine months ended June 26, 2004 and June 28, 2003, certain items in the condensed consolidated statement of operations expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

	Three Months Ended		Nine Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

Net sales	100%	100%	100%	100%
Cost of sales	94.8	95.5	95.0	95.6

Gross profit	5.2	4.5	5.0	4.4

Operating expenses:
Selling, general and administrative	2.8	3.0	2.7	3.1
Research and development	0.2	0.0	0.2	0.1
Amortization of intangibles	0.1	0.1	0.1	0.1
Integration costs	0.0	0.1	0.0	0.1
Restructuring costs	0.6	0.6	1.3	1.2

Total operating expenses	3.7	3.8	4.3	4.6

Operating income (loss)	1.5	0.7	0.7	(0.2)
Interest income	0.2	0.2	0.2	0.2
Interest expense	(1.1)	(1.4)	(1.0)	(1.3)
Other income (expense)	(0.3)	(0.2)	(0.2)	0.3

Other income (expense), net	(1.2)	(1.4)	(1.0)	(0.8)

Income (loss) before provision for income taxes	0.3	(0.7)	(0.3)	(1.0)
Provision (benefit) for income taxes	(0.1)	(0.2)	(0.1)	(0.3)

Net income (loss)	0.4%	(0.5)%	(0.2)%	(0.7)%

Net Sales

      Net sales for the third quarter of fiscal 2004 increased by 15.9% to $3.1 billion from $2.6 billion in the third quarter of fiscal 2003. For the nine months ended June 26, 2004, sales increased by 16.7% to $8.9 billion from $7.6 billion in the nine months ended June 28, 2003. The increase for the third quarter and first nine months of fiscal 2004 from the same periods of the previous fiscal year was primarily due to an increase in the sales to customers in the personal and business computing, communications and multimedia sectors of the electronics industry. Expanded sales to customers in the medical, defense and industrial sectors also contributed to the sales increase. For the third quarter of fiscal 2004 and the first nine months of fiscal 2004, the increased sales level was primarily attributed to new manufacturing programs and organic growth in these sectors. For the first nine months of fiscal 2004, purchase business combinations also contributed to the sales increase. The increase in the personal and business computing sector was primarily attributable to the acquisition of certain personal and business computing operations of IBM during the second quarter of fiscal 2003.

      The following table summarizes net sales by geographic segment:

	Three Months Ended		Nine Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

		(In thousands)
Net Sales:
Domestic	$877,432	$694,726	$2,464,943	$2,461,717
International	2,192,351	1,954,181	6,437,507	5,167,704

Total	$3,069,783	$2,648,907	$8,902,450	$7,629,421

      Domestic sales for the third quarter of fiscal 2004 increased as compared to the third quarter of fiscal 2003 by 26.3% to $877.4 million from $694.7 million and international sales increased by 12.2% to $2.2 billion from $2.0 billion. The increase in domestic sales was primarily attributable to increased sales to the customers in the multimedia sector which we manufacture domestically, and purchase business combinations completed in fourth quarter of fiscal 2003 and during fiscal 2004. Net sales from our international operations, as a percentage of consolidated net sales, decreased to 71.4% in the third quarter of fiscal 2004 from 73.8% in the third quarter of fiscal 2003, as a result of increased domestic sales. For the nine months ended June 26, 2004, domestic sales remained relatively unchanged at $2.5 billion as compared to the same period in fiscal 2003 and international sales increased by 24.6% to $6.4 billion from $5.2 billion. The increase in international sales was primarily attributable to increased sales to IBM under supply agreements entered into in February 2003 when we acquired certain personal and business computing manufacturing operations from IBM, as well as organic growth and the impact of the movement of manufacturing activities to lower cost international regions. Net sales from our international operations, as a percentage of consolidated net sales, were 72.3% and 67.7% in the first nine months of fiscal 2004 and fiscal 2003, respectively. The increase was primarily due to our restructuring activities to consolidate and move certain of our manufacturing operations to lower cost regions.

Gross Profit

      Gross profit increased from 4.5% in the third quarter of fiscal 2003 to 5.2% in the third quarter of fiscal 2004 and increased from 4.4% for the nine months ended June 28, 2003 to 5.0% for the nine months ended June 26, 2004. The variations in gross profit for the three and nine months ended June 26, 2004 as compared to the three and nine months ended June 28, 2003 were primarily attributable to the positive effects of restructuring activities, cost reductions and improved operating results, particularly with respect to our printed circuit board fabrication activities. We expect gross margins to continue to fluctuate based on overall production and shipment volumes as well as changes in the mix of products ordered by and shipped to major customers.

Operating Expenses

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased from $78.9 million in the third quarter of fiscal 2003 to $85.0 million in the third quarter of fiscal 2004. Selling, general and administrative expenses decreased as a percentage of net sales, from 3.0% in the third quarter of fiscal 2003 to 2.8% in the third quarter of fiscal 2004. For the nine months ended June 26, 2004, selling, general and administrative expenses increased to $243.4 million from $234.2 million for the nine months ended June 28, 2003. Selling, general and administrative expenses decreased as a percentage of net sales, from 3.1% for the first nine months of fiscal 2003 to 2.7% for the first nine months of fiscal 2004. The percentage decrease was primarily the result of having a larger base of revenues in fiscal 2004. In addition, cost reduction programs and economies of scale contributed to reductions to certain expenses in the nine months ended June 26, 2004. Selling, general and administrative expenses as a percentage of sales are anticipated to remain relatively constant, depending on sales volume and our business acquisition activity.

Research and Development

      Research and development expenses increased from $2.4 million in the third quarter of fiscal 2003 to $7.3 million in the third quarter of fiscal 2004. As a percentage of net sales, research and development expenses increased from 0.0% in the third quarter of fiscal 2003 to 0.2% in the third quarter of fiscal 2004. For the nine months ended June 26, 2004, research and development expenses increased to $21.2 million from $7.6 million for the nine months ended June 28, 2003. Research and development expenses increased as a percentage of net sales, from 0.1% for the first nine months of fiscal 2003, to 0.2% for the first nine months of fiscal 2004. The increase was largely due to our acquisition of Newisys, Inc., or Newisys, a developer of enterprise-class servers, during fiscal 2003. The Newisys team of hardware and software design engineers engages in research and development activities focused on developing servers and storage systems targeted to major OEMs.

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

      Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations when a liability is incurred. Accrued restructuring costs are included in “accrued liabilities and other” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 through the third quarter of fiscal year 2004.

		Lease and
	Employee	Contract	Other	Impairment
	Termination	Termination	Restructuring	of Fixed
	Benefits	Costs	Costs	Assets	Total

	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 28, 2002	$—	$—	$—	$—	$—
Charges to operations	5,959	10,323	597	8,085	24,964
Charges utilized	(2,089)	(8,861)	(597)	(8,085)	(19,632)

Balance at September 27, 2003	3,870	1,462	—	—	5,332
Charges to operations	1,813	659	1,042	—	3,514
Charges utilized	(2,086)	(896)	(1,042)	—	(4,024)

Balance at December 27, 2003	3,597	1,225	—	—	4,822
Charges to operations	42,722	7,838	3,191	10,073	63,824
Charges utilized	(4,489)	(1,643)	(2,869)	(10,073)	(19,074)
Reversal of accrual	(911)	(912)	—	—	(1,823)

Balance at March 27, 2004	40,919	6,508	322	—	47,749
Charges to operations	2,227	2,573	7,549	647	12,996
Charges utilized	(28,773)	(5,789)	(7,796)	(647)	(43,005)
Reversal of accrual	(888)	—	—	—	(888)

Balance at June 26, 2004	$13,485	$3,292	$75	$—	$16,852

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

      During the nine months ended June 26, 2004, we recorded restructuring charges of approximately $80.3 million. These charges included employee termination benefits of approximately $46.7 million, lease and contract termination costs of approximately $11.1 million, other restructuring costs of approximately $11.8 million, primarily costs incurred to prepare facilities for closure, and impairment of fixed assets of $10.7 million consisting of excess equipment to be disposed of and facilities that were permanently vacated. The employee termination benefits were related to the involuntarily termination of 1,300 employees, the majority of which were involved in manufacturing activities. Approximately $35.3 million of employee termination benefits was utilized during the nine months ended June 26, 2004 for the termination of approximately 1,100 employees pursuant to this restructuring plan. We also utilized $8.3 million of lease and contract termination costs and $11.7 million of the other restructuring costs during the nine months ended June 26, 2004. During the nine months ended June 26, 2004, we reversed approximately $1.8 million of accrued severance and approximately $912,000 of accrued lease costs due to revisions of estimates. As of June 26, 2004, we have completed or commenced restructuring actions contemplated under the phase two restructuring plan, however, certain costs cannot be recorded until future quarters in accordance with generally accepted accounting principles.

      Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations. Accrued restructuring costs are included in “accrued liabilities and other” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 and SFAS 112 pursuant to our ongoing restructuring plans through the third quarter of fiscal year 2004.

	Employee		Facilities	Write-off
	Severance	Restructuring	Shutdown and	Impaired or
	and Related	and Other	Consolidation	Redundant
	Expenses	Expenses	Costs	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 29, 2001	$7,731	$839	$36,545	$—	$45,115
Charges to operations	31,100	10,101	31,009	99,585	171,795
Charges utilized	(28,487)	(10,161)	(31,667)	(99,585)	(169,900)

Balance at September 28, 2002	10,344	779	35,887	—	47,010
Charges to operations	18,138	—	31,977	38,400	88,515
Charges utilized	(12,476)	(779)	(51,906)	(38,400)	(103,561)
Reversal of accrual	(6,267)	—	(1,468)	—	(7,735)

Balance at September 27, 2003	9,739	—	14,490	—	24,229
Charges to operations	514	—	3,671	(493)	3,692
Charges utilized	(717)	—	(8,104)	493	(8,328)

Balance at December 27, 2003	9,536	—	10,057	—	19,593
Charges to operations	4,909	—	25,753	4,280	34,942
Charges utilized	(7,510)	—	(11,808)	(4,280)	(23,598)
Reversal of accrual	(6,665)	—	(6,374)	—	(13,039)

Balance at March 27, 2004	270	—	17,628	—	17,898
Charges to operations	2,449	—	3,489	(312)	5,626
Charges utilized	(521)	—	(5,507)	312	(5,716)
Reversal of accrual	(385)	—	—	—	(385)

Balance at June 26, 2004	$1,813	$—	$15,610	$—	$17,423

      The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

Fiscal 2002 Plans

      September 2002 Restructuring. In September 2002, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities in North America, Europe and Asia as a result of the ongoing slowdown in the industry. In fiscal years 2002 and 2003, we recorded charges to operations of $10.1 million for planned employee severance expenses related to the involuntary termination of approximately 800 employees, and utilized charges of approximately $5.8 million as a result of terminating approximately 790 employees. In fiscal years 2002 and 2003 we also recorded charges to operations of $22.3 million for the shutdown of facilities related to non-cancelable lease payments for permanently vacated properties and associated costs, and utilized charges of $17.7 million related to the shutdown of these facilities. We also incurred charges to operations of $74.3 million in fiscal years 2002 and 2003 related to the impairment of buildings and excess equipment and leasehold improvements at permanently vacated facilities. During the nine months ended June 26, 2004, we recorded charges to operations of approximately $1.9 million and utilized $2.5 million for employee severance expense. Approximately 10 employees were terminated during the nine months ended June 26, 2004. During the same period, we also recorded charges to operations of approximately $25.8 million and utilized approximately $15.8 million for non-cancelable lease payments, lease termination costs and related costs for the shutdown of facilities. In addition, we reversed approximately

$3.6 million of accrued severance due to lower than anticipated payments at various plants and approximately $5.8 million of accrued facilities shutdown costs due to a change in use of the facilities or the Company achieving greater sublease income than anticipated. We also incurred charges to operations of $3.5 million related to the impairment of building and leasehold improvements at permanently vacated properties. The closing of the plants discussed above as well as employee terminations and other related activities have been completed, however, the leases of the related facilities expire in 2009; therefore, the remaining accruals will be reduced over time as the lease payments, net of sublease income, are made.

      October 2001 Restructuring. In October 2001, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities throughout North America and Europe as a result of the continued slowdown in the industry and economy worldwide. In fiscal years 2002 and 2003, we recorded net charges to operations of $34.7 million for the expected involuntary termination of approximately 5,400 employees associated with these plant closures, and utilized charges of approximately $24.5 million as a result of terminating approximately 5,000 employees. We also incurred net charges to operations of $46.1 million in fiscal years 2002 and 2003 for non-cancelable lease payments for permanently vacated properties and other costs related to the shutdown of facilities, and utilized approximately $44.2 million of these charges in fiscal years 2002 and 2003. In fiscal year 2003, we reversed accrued severance charges of $6.3 million and accrued lease cancellation charges of $700,000 due to lower than estimated settlement costs at three European sites. We also incurred and utilized charges to operations of $56.4 million in fiscal years 2002 and 2003 related to the write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. During the nine months ended June 26, 2004, we recorded charges to operations of approximately $4.9 million for employee severance costs and approximately $3.7 million for non-cancelable lease payments and other costs related to the shutdown of facilities. We utilized accrued severance charges of approximately $6.2 million and accrued facilities shutdown related charges of approximately $3.2 million during the nine months ended June 26, 2004. During the nine months ended June 26, 2004, we reversed approximately $1.3 million of accrued severance and approximately $530,000 of accrued lease costs due to lower than expected payments at various sites. Manufacturing activities at the facilities affected by this plan ceased in fiscal year 2003 or prior; however, final payments of certain accrued costs may not occur until later periods.

Fiscal 2001 Plans

      Segerström Restructuring. In March 2001, we acquired Segerström in a pooling of interests business combination and announced the restructuring plan. During fiscal years 2001 and 2002, we recorded net charges to operations of $5.7 million for the involuntary termination of 470 employee positions, and utilized $5.4 million of these charges in fiscal years 2001, 2002 and 2003. During those periods we also recorded charges to operations of $5.2 million related to the consolidation of facilities, of which $3.1 million was utilized in fiscal years 2001, 2002 and 2003. During the nine months ended June 26, 2004, we recorded charges to operations of approximately $103,000 and utilized approximately $623,000 with respect to the shutdown and consolidation of facilities.

      July 2001 Restructuring. In July 2001, we approved a plan to close and merge manufacturing facilities throughout North America and Europe as a result of the ongoing slowdown in the EMS industry. During fiscal years 2001 and 2002, we recorded charges to operations of $24.0 million for severance costs for involuntary employee terminations, of which $22.7 million was utilized for the termination of approximately 3,800 employees during fiscal years 2001, 2002 and 2003. During those periods we recorded net charges to operations of $45.2 million for lease payments for permanently vacated properties and other costs related to the shutdown of facilities, of which $37.9 million was utilized during fiscal years 2001, 2002 and 2003. Also during fiscal years 2001 and 2002, we recorded and utilized $7.3 million of asset related write-offs of equipment and leasehold improvements to permanently vacated properties. During fiscal year 2003 we reversed accrued facilities costs of $768,000 due to the early termination of the related lease. During the nine months ended June 26, 2004, we recorded approximately $3.3 million and utilized approximately $5.8 million of accrued costs related to the shutdown of facilities. In addition, we recorded charges to operations of approximately $1.1 million and reversed $2.1 million of accrued severance due to lower than anticipated payments. Manufacturing activities at the plants affected by this plan ceased in the fourth quarter of fiscal year 2002. However, the leases of the related facilities expire between 2004 and 2010; therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

      Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with EITF 95-3. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired entity. Accrued restructuring costs are included in “accrued liabilities and other” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 for the periods in which restructuring activities have taken place through the third quarter of fiscal 2004.

	Employee	Facilities	Write-off
	Severance	Shutdown &	Impaired or
	& Related	Consolidation	Redundant
	Expenses	Costs	Fixed Assets	Total

	(In thousands)
	Cash	Cash	Non-cash
Balance at September 29, 2001	$—	$—	$—	$—
Additions to restructuring accrual	104,161	36,078	23,724	163,963
Accrual utilized	(64,207)	(12,519)	(19,643)	(96,369)

Balance at September 28, 2002	39,954	23,559	4,081	67,594
Additions to restructuring accrual	30,540	7,224	3,251	41,015
Accrual utilized	(36,516)	(16,164)	(7,332)	(60,012)
Reversal of accrual	(23,968)	(1,007)	—	(24,975)

Balance at September 27, 2003	10,010	13,612	—	23,622
Additions to restructuring accrual	8,500	—	—	8,500
Accrual utilized	(4,470)	(2,757)	—	(7,227)

Balance at December 27, 2003	14,040	10,855	—	24,895
Additions to restructuring accrual	1,364	—	6,024	7,388
Accrual utilized	(10,036)	(6,617)	(6,024)	(22,677)

Balance at March 27, 2004	5,368	4,238	—	9,606
Additions to restructuring accrual	994	—	—	994
Accrual utilized	(4,890)	(1,452)	—	(6,342)

Balance at June 26, 2004	$1,472	$2,786	$—	$4,258

      The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

      Other Acquisition-Related Restructuring Actions. In fiscal 2003, as part of an insignificant business acquisition completed in December 2002, we closed an acquired manufacturing facility in Texas as of the acquisition date and transferred the business to an existing plant. We recorded and utilized total charges to the restructuring liability of $2.4 million relating the closure of this plant. The charge consisted of $311,000 for salary related costs for employees participating in the closure of the plant and $2.1 million for excess equipment. In fiscal 2003, we also recorded charges to the restructuring liability of $7.5 million related to a manufacturing facility in Germany acquired in fiscal 2002. The charges consisted of severance costs for involuntary employee terminations of approximately 210 employees. We utilized $897,000 of the accrued severance in fiscal 2003 to terminate approximately 150 employees and $6.6 million in the first nine months in fiscal 2004 to terminate approximately 60 employees. In addition, during the nine months ended June 26, 2004, we recorded charges to the restructuring liability of $10.9 million, and utilized $10.7 million, related to employee terminations at manufacturing facilities in Europe and Mexico acquired in fiscal 2003 due to the transfer of a portion of the manufacturing activities to an existing plant. The charges were related to the elimination of approximately 340 employees. We also recorded and utilized charges to the restructuring liability of approximately $6.0 million related to excess machinery and equipment to be disposed of.

      SCI Acquisition Restructuring. In December 2001, we merged with SCI in a purchase business combination and formally changed our name to Sanmina-SCI Corporation. As part of the merger with SCI, we recorded charges to the restructuring liability of $119.6 million during fiscal years 2002 and 2003 consisting of planned involuntary employee termination costs for approximately 7,900 employees and utilized $92.1 million in charges with respect to the termination of those employees. During fiscal years 2002 and 2003 we also incurred net charges to the restructuring liability of $41.0 million for restructuring costs related to lease payments for permanently vacated properties and other costs, and utilized approximately $26.3 million of these charges. We also incurred charges to restructuring liability of $24.9 million of asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. During fiscal year 2003, we reversed a total of $24.0 million of accrued severance costs, approximately $18.4 million of which was due to lower than anticipated settlement costs at a major European manufacturing site, and approximately $5.6 million of which related to two plants that were not closed as initially planned due to a change in business requirements. We also reversed $1.0 million of accrued facilities shutdown costs due to lower than estimated costs at various sites. During the nine months ended June 26, 2004, we utilized a total of approximately $10.8 million of facilities-related accruals and $2.1 million accrued severance. The closing and consolidation of the plants discussed above as well as involuntary employee terminations were substantially completed in fiscal year 2003, although final payments of certain accrued costs may not occur until later periods.

Ongoing Restructuring Activities

      We continue to rationalize manufacturing facilities and headcount to better scale capacity to current market and operating conditions. In July 2004, we announced our phase three restructuring plan, which we expect will result in restructuring charges of up to approximately $100 million over the next four to five quarters. We are undertaking this smaller scale restructuring plan to fine tune our overall cost structure and reduce operating costs in high cost locations. We expect approximately 70% of the charges to be cash charges and approximately 30% to be non-cash. At the conclusion of our phase three restructuring activities, we expect to achieve reductions in non-cash and cash costs, including primarily depreciation and payroll and related benefits, totaling approximately $22 to $24 million per quarter.

      In addition, we anticipate incurring additional restructuring charges in fiscal year 2004 and the first half of fiscal 2005 under our phase two restructuring plan which was approved by management in the fourth quarter of fiscal year 2002. Total restructuring costs under this plan are expected to be approximately $275.0 million, of which approximately $145.9 million was incurred in fiscal years 2002 and 2003 and $118.4 million was incurred in the first nine months of fiscal year 2004, as more fully described in the preceding paragraphs. The costs consist of both cash and non-cash charges. As of June 26, 2004, Sanmina-SCI has completed or commenced restructuring actions contemplated under its phase two restructuring plan, however, certain costs cannot be recorded until future quarters in accordance with generally accepted accounting principles. As a result of our phase two restructuring plan, we expect to achieve reductions in non-cash and cash costs, including depreciation, payroll and related benefits, and rent expense. We expect our annual savings from this phase two restructuring plan to aggregate approximately $100 to $200 million, affecting cost of sales and selling, general and administrative expense. We began to benefit from these savings in the fourth quarter of fiscal 2002 and expect to fully realize the estimated annual savings before the end of fiscal 2004.

      We plan to fund cash restructuring costs with cash flows generated by operating activities.

Interest Expense

      Interest expense was $33.2 million and $92.1 million for the three and nine months ended June 26, 2004, respectively, compared to $36.8 million and $98.7 million for the corresponding periods in fiscal 2003. The decrease in interest expense was primarily due to lower debt balances as a result of a term loan repayment and the redemption of convertible notes in the fourth quarter of 2003, partially offset by the issuance of our 10.375% Notes in December 2002.

Other Income (Expense)

      For the third quarter of fiscal 2004, we reported other expense of $10.4 million compared to $3.9 million for the third quarter of fiscal 2003. For the first nine months of fiscal 2004, we reported other expense of $15.3 million compared to other income of $18.9 million for the first nine months of fiscal 2003. Other expense for the third quarter of fiscal 2004 included an $11.1 million loss relating to our pro rata share of the losses of an equity investee. Beginning in the fourth quarter of fiscal 2004, the investee will be consolidated due to our acquisition of the remaining equity interests on June 30, 2004. The components of other expense in the third quarter and first nine months of fiscal 2004 include loss from an equity investment and foreign exchange losses offset partially by a gain on the sale of available for sale securities. The components of other expense for the third quarter of fiscal 2003 were loss from an equity investment and foreign exchange losses. Other income in first nine months of fiscal 2003 included gains from repurchases of convertible notes, which did not occur in fiscal 2004, offset by loss from an equity investment and foreign exchange losses. Gains from repurchases of convertible notes totaled $25.8 million for the nine months ended June 28, 2003.

Provision (Benefit) for Income Taxes

      The benefit for income taxes for the three and nine months ended June 26, 2004 is based upon our estimate of the effective tax rate for fiscal 2004. The estimated annual effective tax rate for fiscal 2004 was revised from 16.0% in the first quarter to 28.0% in the second quarter, and to 43% in the third quarter due to revisions of forecasted income or loss in various jurisdictions. For the three and nine months ended June 28, 2003, the effective tax benefit rate was 33.0%. The estimated effective tax rate for 2004 is based on our forecast of book taxable income on an aggregate basis in fiscal 2004; whereas in fiscal 2003 we forecasted taxable losses. The effective tax rate in fiscal 2004 was higher than the effective tax benefit rate in fiscal 2003 due primarily to the reduced tax benefit of certain losses and restructuring costs expected to be incurred by non-U.S. operations during fiscal 2004.

Liquidity and Capital Resources

      Cash, cash equivalents, and short-term investments as of June 26, 2004 were $1.0 billion, including $97.2 million of restricted cash ($42.0 million of which is held in a collateral account as required by Swedish law in connection with our purchase of 6% of the shares of Segerstrom). Cash provided by operating activities was $40.3 million and $461.9 million during the nine months ended June 26, 2004 and June 28, 2003, respectively. The decrease in cash provided by operating activities was primarily due to an increase in inventories during the nine months ended June 26, 2004 as compared to a decline in the corresponding period in fiscal 2003, and decreases in income tax receivable accounts. Inventories increased during the first nine months in fiscal 2004 primarily due to growth in sales and business activities as compared to the same period in fiscal 2003. In addition, we procured inventory in advance for a few of our large customers due to longer lead times of certain key components, which contributed to the increase in inventories as of June 26, 2004. The effect of the increase in inventory on cash provided by operating activities during the nine months ended June 26, 2004 was offset by increases in accounts payable and accrued liabilities and accounts receivable. Accounts payable days outstanding was 52 days in the first nine months of fiscal 2004 as compared to 55 days for the same period in fiscal 2003. The increase in accounts receivable during the nine months ended June 26, 2004 was offset by an accounts receivable payment acceleration of $127.4 million by a customer during the quarter ended June 26, 2004. In addition, days sales outstanding was 50 days and 53 days in the first nine months of fiscal 2004 and fiscal 2003, respectively. Working capital remained consistent at $2.2 billion as of June 26, 2004 and $2.1 billion as of September 27, 2003.

      Net cash used for investing activities was $81.4 million and $230.2 million for the first nine months in fiscal 2004 and fiscal 2003, respectively. The decrease in cash used for investing activities in the first nine months of fiscal 2004 was primarily due to less cash being expended for business acquisitions, decreased purchases of short-term investments and increased proceeds from sales of assets, offset by increased capital expenditures and purchases of long-term investments and decreased proceeds from maturities of short-term investments.

      Net cash used in financing activities was $0.3 million for the nine months ended June 26, 2004, compared to net cash provided by financing activities of $189.3 million for the same period in fiscal 2003. Net cash used in financing activities during the nine months ended June 26, 2004 primarily related to payment of long-term debt and notes and credit facilities of $12.6 million and $13.7 million, respectively, partially offset by proceeds from the sale of common stock of $25.9 million. Net cash provided by financing activities during the first nine months of fiscal 2003 was primarily related to proceeds received from long-term debt of $1.0 billion, which did not occur during the first nine months of fiscal 2004, and proceeds from the sale of common stock. Proceeds from the sale of common stock increased $15.6 million during first nine months of fiscal 2004 compared to the first nine months of fiscal 2003 due to an increase in proceeds from stock options exercised by employees. Cash provided by financing activities during first nine months of fiscal 2003 was offset by payments of convertible notes and credit facilities of $607.4 million, payments of long-term debt of $40.3 million and repurchase of convertible notes of $176.1 million.

Contractual Obligations

      The following is a summary of our long-term debt, and capital and operating lease obligations and commitments as of June 26, 2004:

	Fiscal Year(s)

		Three Months
	Total	2004	2005-2006	2007-2008	After 2008

	(In thousands)
Long-term debt and capital lease obligations(1)	$1,907,365	$449	$16,403	$525,868	$1,364,645
Operating leases(2)	94,440	9,527	48,830	21,062	15,021

Total contractual obligations	$2,001,805	$9,976	$65,233	$546,930	$1,379,666

(1)	In fiscal 2005, we will be required to repurchase up to $631.5 million accreted value of Zero Coupon Subordinated Debentures due 2020 if submitted for repurchase by the holders of these debentures at their option on the repurchase date of September 12, 2005.

(2)	Future operating lease payments include the obligations for closed facilities (totaling approximately $23 million) which have been fully or partially accrued in restructuring costs.

      As a result of a judicial proceeding in accordance with Swedish law to determine the purchase price for 6% of the shares of Segerstrom, we have reached an agreement in principle with the remaining 6% shareholders. The final purchase price has not been determined as of June 26, 2004. See Note 7 to the Condensed Consolidated Financial Statements for further discussion.

      Certain acquisition agreements that we entered into in connection with purchase business combinations may require us to pay additional consideration determined by future performance of the acquired entity. The amount and likelihood of the payments are not determinable as of June 26, 2004.

      We provided guarantees to various third parties in the form of letters of credit and collateral accounts totaling $97.2 million as of June 26, 2004. These arrangements cover various guarantees including interest rate swap agreements, workers’ compensation claims and customs duties.

      Our future needs for financial resources include increases in working capital to support anticipated sales growth, investments in manufacturing facilities and equipment, and repayments of outstanding indebtedness. We have evaluated and will continue to evaluate possible business acquisitions within the parameters of the restrictions set forth in the agreements governing certain of our debt obligations. These possible business acquisitions could require substantial cash payments (see discussion of Pentex-Schweizer Circuits Limited acquisition under “Recent Development” above). Additionally, we anticipate incurring additional expenditures in connection with the integration of our recently acquired businesses and our restructuring activities.

We expect to incur cash costs of approximately $19 million and approximately $70 million in future periods under our phase two and three restructuring plans, respectively.

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

      A portion of our operating expenses is relatively fixed in nature, and planned expenditures are based, in part, on anticipated orders, which are difficult to estimate because of the current downturn in the electronics industry. If we do not receive anticipated orders as expected, our operating results will be adversely impacted. Moreover, our ability to reduce our costs as a result of current or future restructuring efforts may be limited because consolidation of operations can be costly and a lengthy process to complete.

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

      Sales to our 10 largest customers accounted for 69.5% of our net sales in the nine-month period ended June 26, 2004 and our two largest customers, IBM and HP, each accounted for 10.0% or more of our net sales for that period. We depend on the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycles, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer, would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would adversely affect our operating results.

If our business declines or improves at a slower pace that we anticipate, we may further restructure our operations, which may adversely affect our financial condition and operating results.

      In July 2004, we announced our phase three restructuring plan, which we expect will result in restructuring charges of up to approximately $100 million over the next four to five quarters. In addition, we anticipate incurring additional restructuring charges in fiscal year 2004 and the first half of fiscal 2005 under our phase two restructuring plan which was approved by management in the fourth quarter of fiscal year 2002. Our phase two restructuring plan is expected to total approximately $275.0 million of both cash and non-cash restructuring charges, of which $145.9 million was incurred in fiscal year 2002 and 2003 and $118.4 million was incurred in the first nine months of fiscal year 2004. We expect to incur the majority of the remaining restructuring costs pursuant to this phase two restructuring plan in fiscal 2004. We cannot be certain as to the actual amount of these restructuring charges or the timing of their recognition for financial reporting purposes. We may need to take additional restructuring charges in the future if our business declines or improves at a slower pace than we anticipate or if the expected benefits of recently completed and currently planned restructuring activities do not materialize. These benefits may not materialize if we incur unanticipated costs in closing facilities or transitioning operations from closed facilities to other facilities or if customers cancel orders as a result of facility closures. If we are unsuccessful in implementing our restructuring plans, we may experience disruptions in our operations and higher ongoing costs, which may adversely affect our operating results.

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

      We conduct our international operations primarily in Asia, Latin America, Canada and Europe and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 72.3% of our net sales from non-U.S. operations during the first nine months of fiscal 2004, and a significant portion of our manufacturing material was provided by international suppliers during this period. During the first nine months of fiscal 2003, we generated 67.7% of our net sales from non-U.S. operations. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

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

      In addition, during the first three quarters of fiscal 2004, the decline in the value of the U.S. dollar as compared to the Euro and many other currencies has resulted in an increase in our foreign exchange losses. To date, these losses have not been material to our results of operations. However, continued fluctuations in the value of the U.S. dollar as compared to Euro and other currencies in which we transact business could adversely affect our operating results.

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

      In the past from time to time, a number of components purchased by us and incorporated into assemblies and subassemblies produced by us have been subject to shortages. These components include application-specific integrated circuits, capacitors and connectors. As our business begins to improve following the economic downturn, we may experience component shortages from time to time. Unanticipated component shortages have prevented us from making scheduled shipments to customers in the past and may do so in the future. Our inability to make scheduled shipments could cause us to experience a shortfall in revenue, increase our costs and adversely affect our relationship with the affected customer and our reputation generally as a reliable service provider. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. In addition, we may purchase components in advance of our requirements for those components as a result of a threatened or anticipated shortage. In this event, we will incur additional inventory carrying costs, for which we may not be compensated, and have a heightened risk of exposure to inventory obsolescence. As a result, component shortages could adversely affect our operating results for a particular period due to the resulting revenue shortfall and increased manufacturing or component costs.

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

      The table below presents carrying amounts and related average interest rates by year of maturity for our investment portfolio as of June 26, 2004:

	2004	2005	2006	Total

	(In thousands, except percentages)
Cash equivalents and short-term investments	$438,849	$3,080	$1,637	$443,566
Average interest rate	0.97%	1.48%	1.20%	0.97%

      We have issued the 10.375% Notes with a principal balance of $750.0 million due in 2010. We entered into interest rate swap transactions to effectively convert the fixed interest rate to variable rates. The swap agreements, which expire in 2010, are accounted for as a fair value hedge under SFAS No. 133. The aggregate notional amount of the swap transactions is $750.0 million. Under the terms of the swap agreements, we pay an interest rate equal to the six-month LIBOR rate plus 5.6375% for $525.0 million of principal and six-month LIBOR rate plus 5.62% on $225.0 million of principal. In exchange, we receive a fixed rate of 10.375%. At June 26, 2004, the combined fair value of the swaps was zero. At September 27, 2003, $20.1 million was recorded in other noncurrent assets to record the fair value of the interest rate swap transactions, with a corresponding increase to the carrying value of the 10.375% Notes on the Consolidated Balance Sheet.

      As of June 26, 2004, we also have $4.8 million of revolving credit agreements and $6.6 million of other term loans at interest rates that fluctuate. The average interest rates for the quarter ended June 26, 2004 was 4.25% for the revolving credit agreements and 2.52% for other term loans.

Foreign Currency Exchange Risk

      Sanmina-SCI transacts business in foreign countries. Sanmina-SCI’s primary foreign currency cash flows are in certain Asian and European countries, Australia, Brazil, Canada, and Mexico. Sanmina-SCI enters into short-term foreign currency forward contracts to hedge those currency exposures associated with certain assets and liabilities denominated in foreign currencies. At June 26, 2004, Sanmina-SCI had forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $398.3 million. The net unrealized loss on the contracts at June 26, 2004 is not material and is recorded in accrued liabilities on the balance sheet. Market value gains and losses on forward exchange contracts are recognized in the Consolidated Statement of Operations as offsets to the exchange gains and losses on the hedged transactions. The impact of these foreign exchange contracts was not material to the results of operations for the three and nine months ended June 26, 2004 and June 28, 2003. Sanmina-SCI also utilizes foreign currency forward and option contracts to hedge certain forecasted foreign currency sales and cost of sales (“cash flow hedges”). Gains and losses on these contracts related to the effective portion of the hedges are recorded in other comprehensive income until the forecasted transactions occur. Gains and losses related to the ineffective portion of the hedges are immediately recognized in the Consolidated Statement of Operations. At June 26, 2004, Sanmina-SCI had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $113.6 million. The net unrealized loss on the contracts at June 26, 2004 is not material and is recorded in prepaid expenses and other on the consolidated balance sheet. The impact of these foreign exchange contracts was not material to the results of operations for the three and nine months ended June 26, 2004 and there were no cash flow hedging activities in the three and nine months ended June 28, 2003.

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

      During fiscal year 2001, Sanmina acquired Segerstrom in a pooling of interests transaction that resulted in the acquisition of approximately 94% of the outstanding shares of Segerstrom. In accordance with Swedish law and business practice, Sanmina-SCI has acquired the remaining 6% of the outstanding shares of Segerstrom through a compulsory acquisition process. Sanmina-SCI has reached an agreement in principle with the remaining 6% shareholders with respect to the purchase price of those shares, which will be paid in cash and is expected to be paid by year-end. As of June 26, 2004, Sanmina-SCI has recorded an accrued liability for its estimate of the purchase price. The final purchase price has not been determined as of June 26, 2004.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      Refer to item (c) below.

      (b) Reports on Form 8-K

      On May 11, 2004, Sanmina-SCI filed a current report on Form 8-K to furnish, pursuant to Item 5, “Other Events and Regulation FD Disclosure” solely to correct the cash provided by operations amount indicated in the press release filed on April 20, 2004.

      On April 20, 2004, Sanmina-SCI furnished a current report on Form 8-K to furnish, pursuant to Item 7, “Financial Statements and Exhibits” and Item 12, “Disclosure of Results of Operations and Financial Condition,” the press release issued by Sanmina-SCI on April 20, 2004, announcing financial results for its second fiscal quarter.

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

Date: August 5, 2004

By:	/s/ MARK J. LUSTIG

Mark J. Lustig
Senior Vice President of Finance and
Acting Chief Financial Officer

Date: August 5, 2004

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3	.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3	.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001
3	.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3	.2(5)	Amended and Restated Bylaws of the Registrant, dated December 1, 2003.
31.1		Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of the Chief Executive Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2		Certification of the Chief Financial Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.

(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on August 10, 2001.

(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed with the SEC on December 9, 2003.