Form 10-K
period 2004-10-02
SANMINA-SCI CORP
filed 2004-12-29
CIK 897723

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-21272

Sanmina-SCI Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0228183 (I.R.S. Employer Identification Number)
2700 North First Street, San Jose, CA (Address of principal executive offices)	95134 (Zip Code)

Registrant's telephone number, including area code:
 (408) 964-3500

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $0.01 Par Value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate value of Common Stock held by non-affiliates of the Registrant was approximately $5,654,175,737 as of March 26, 2004, based upon the average of Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of December 10, 2004, the Registrant had outstanding 523,306,783 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's annual meeting of stockholders to be held on February 28, 2005 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SANMINA-SCI CORPORATION

PART I

Item 1. Business

Overview

        We are a leading independent global provider of customized, integrated electronics manufacturing services, or EMS. We provide these comprehensive services primarily to original equipment manufacturers, or OEMs, in the communications, personal and business computing, enterprise computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical, and automotive industries. The combination of our advanced technologies, extensive manufacturing expertise and economies of scale enables us to meet the specialized needs of our customers in these markets in a cost-effective manner.

        Our end-to-end services in combination with our global expertise in supply chain management enable us to manage our customers' products throughout their life cycles. These services include:

  •
  product design and engineering, including initial development, detailed design, preproduction services and manufacturing design;

  •
  volume manufacturing of complete systems, components and subassemblies;

  •
  final system assembly and test;

  •
  direct order fulfillment and logistics services; and

  •
  after-market product service and support.

        Our volume manufacturing services are vertically integrated, allowing us to manufacture key system components and subassemblies for our customers. By manufacturing key system components and subassemblies ourselves, we enhance continuity of supply and reduce costs for our customers. In addition, we are able to have greater control over the production of our customers' products and retain incremental profit opportunities for the company. System components and subassemblies that we manufacture include volume and high-end printed circuit boards, printed circuit board assemblies, backplanes and backplane assemblies, enclosures, cable assemblies, precision machine components, optical modules and memory modules.

        We manufacture products in over 20 countries on five continents. We seek to locate our facilities near our customers and our customers' end markets in major centers for the electronics industry or in lower cost locations. Many of our plants located near customers and their end markets are focused primarily on final system assembly and test, while our plants located in lower cost areas engage primarily in less complex component and subsystem manufacturing and assembly.

        We have become one of the largest global EMS providers by capitalizing on our competitive strengths, including our:

  •
  end-to-end services;

  •
  product design and engineering resources;

  •
  vertically integrated volume manufacturing services;

  •
  advanced technologies;

  •
  global capabilities;

  •
  customer-focused organization;

  •
  expertise in serving diverse end markets; and

  •
  experienced management team.

        This business strategy enables us to win large outsourcing programs from leading multinational OEMs. Our customers primarily consist of OEMs that operate in a range of industries. Our top customers include: Alcatel, S.A., or Alcatel; Applied Materials, Inc., or Applied Materials; EchoStar Communications Corporation, or EchoStar; Hewlett-Packard Company, or HP; Hitachi Global Storage Technologies, Inc., or Hitachi; International Business Machines Corporation, or IBM; Koninklijke Philips Electronics NV, or Philips Electronics; LSI Logic Corporation, or LSI; Nokia Corp., or Nokia; Nortel Networks, or Nortel; Roche

Diagnostics Operations, Inc., or Roche; Telefonaktiebolaget LM Ericsson, or Ericsson; and Tellabs, Inc., or Tellabs.

Industry Overview

        EMS companies are the principal beneficiaries of the increased use of outsourced manufacturing services by the electronics and other industries. Outsourced manufacturing refers to an OEMs' use of EMS companies, rather than internal manufacturing capabilities, to manufacture their products. Historically, EMS companies generally manufactured only components or partial assemblies. As the EMS industry has evolved, OEMs have increased their reliance on EMS companies for additional, more complex manufacturing services, including design services. Some EMS companies now often manufacture and test complete systems and manage the entire supply chains of their customers. Industry leading EMS companies offer end-to-end services, including product design and engineering, volume manufacturing, final system assembly and test, direct order fulfillment, after-market product service and support and global supply chain management.

        We believe increased outsourced manufacturing by OEMs is expected to continue because it allows OEMs to:

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

        Access Leading Design and Engineering Capabilities.    The design and engineering of electronics products has become more complex and sophisticated and in an effort to become more competitive, OEMs are increasingly relying on EMS companies to provide product design and engineering support services. EMS companies' design and engineering services can provide OEMs with improvements in the performance, cost and time required to bring products to market. EMS companies are providing more sophisticated design and engineering services to OEMs, including the design and engineering of complete products following an OEM's development of a product concept.

        Improve Supply Chain Management and Purchasing Power.    OEMs face challenges in planning, procuring and managing their inventories efficiently due to fluctuations in customer demand, product design changes, short product life cycles and component price fluctuations. EMS companies employ sophisticated production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when needed basis. EMS companies are significant purchasers of electronic components and other raw materials, and can capitalize on the economies of scale associated with their relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. EMS companies' expertise in supply chain management and their relationships with suppliers across the supply chain enable them to help OEMs reduce their cost of goods sold and inventory exposure.

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

        Accelerate Time to Market.    OEMs face increasingly short product life cycles due to increased competition and rapid technological changes. As a result, OEMs need to reduce the time required to bring their products to market. OEMs often can bring a product to market faster by using EMS companies' expertise in new product introduction, including manufacturing design, engineering support and prototype production. OEMs often can more quickly achieve volume production of their products by capitalizing on EMS companies' manufacturing expertise and global presence and infrastructure.

Company Overview

        We offer our OEM customers end-to-end services that span the entire product life cycle:

OEMs and their Customers
End-to-End Services for the Product Lifecycle
Global Supply Chain Management
Product Design and Engineering
OEMs
Initial Product Development
Detailed Product Design
Preproduction
Manufacturing Design
Volume Manufacturing
Final System Assembly and Test
Direct Order Fulfillment
After-Market Product Service and Support
Printed Circuit Board and Backplane Design
Enclosure Design
Vertically Integrated Manufacturing
Printed Circuit Boards and Printed Circuit Board Assemblies
Printed Circuit Board Assembly and Test
Backplanes and Backplane Assemblies
Enclosures
Cable Assemblies
Precision Mechine Components
Optical Modules
Memory Modules
Communications
Computing
Wireless
Optical and Wireline Transmission
Enterprise
Personal Computing (PC)
Business (Enterprise) Computing
Storage
Multimedia
Industrial and Semiconductor Systems
Defense and Aerospace
Medical
Automotive

Competitive Strengths

        We believe that our competitive strengths differentiate us from our competitors and enable us to better serve the needs of OEMs. Our competitive strengths include:

  •
  End-to-End Services.    We provide services throughout the world to support our customers' products during their products' entire life cycles, from product design and engineering, through volume manufacturing, to direct order fulfillment and after-market product service and support. We believe that our end-to-end services are more comprehensive than the services offered by our competitors because of our focus on adding value before and after the actual manufacturing of our customers' products. Our end-to-end services enable us to provide our customers with a single source of supply for their EMS needs, reduce the time required to bring products to market, lower product costs and allow our customers to focus on those activities in which they expect to add the highest value. We believe that our end-to-end services allow us to develop closer relationships with our customers and more effectively compete for their future business.

  •
  Product Design and Engineering Resources.    We provide product design and engineering services to produce advanced electronic systems for both custom and standard (or ODM) designs. Our global design and engineering teams include approximately 600 designers and engineers located in 19 design and new product introduction centers in 11 countries. Our designers and engineers work closely with our customers to develop new products and manage products throughout their life cycles. Our design centers provide both hardware and software engineering services for a range of product technologies, including high-speed digital, analog, radio frequency, wireless, optical and electro-mechanical technologies. We also provide component-level design services in connection with our vertically integrated volume manufacturing services, including the design of complex printed circuit boards and printed circuit board assemblies, backplanes and backplane assemblies, enclosures, cable assemblies and memory modular solutions.

  •
  Vertically Integrated Volume Manufacturing Services.    We provide a range of vertically integrated volume manufacturing services. Key system components that we manufacture include complete printed circuit boards and printed circuit board assemblies, backplanes and backplane assemblies, enclosures, cable assemblies, precision machine components, memory modules and optical modules. By manufacturing these system components and subassemblies ourselves, we enhance continuity of supply and reduce costs for our customers. In addition, we are able to have greater control over the production of our customers' products and retain incremental profit opportunities for us. Examples of products that we manufacture using our full range of services include wireless base stations, network switches, optical switches, enterprise-class servers, photolithography equipment, and equipment used in the semiconductor chip manufacturing process, including equipment for chemical mechanical polishing and physical vapor deposition and automated handling tools and robotics for wafer transfer.

  •
  Advanced Technologies.    We are a leader in providing services utilizing advanced technologies, which we believe allows us to differentiate ourselves from our competitors. These advanced technologies include the fabrication of complex printed circuit boards and backplanes having over 60 layers and process capabilities for a range of low signal loss, high performance materials, buried capacitors and resistors, and high density interconnects using micro via holes that are formed using laser drills. Our printed circuit board assembly technologies include micro ball grid arrays, fine pitch discretes, and small form factor radio frequency and optical components, as well as advanced packaging technologies used in high pin count application specific integrated circuits and network processors. We use innovative design solutions and advanced metal forming techniques to develop and fabricate high-performance indoor and outdoor chassis, enclosures and frames. Our assembly services use advanced technologies, including precision optical alignment, multi-axis precision stages and machine vision technologies. We use sophisticated procurement and production management tools to effectively manage inventories for our customers and ourselves. We have also developed build-to-order, or BTO, and configure-to-order, or CTO, systems that enable us to manufacture and ship finished systems within 48 to 72 hours after receipt of an order. To coordinate the development and introduction of new technologies and facilitate the dissemination of existing manufacturing know-how throughout our facilities, we have established a centralized global technology group to develop and implement new technologies to meet our customers' needs in various locations and increase collaboration among our facilities.

  •
  Global Capabilities.    Most of our customers compete and sell their products on a global basis. As such, they require global solutions to include regional manufacturing solutions for their end markets, especially when time to market is critical or local manufacturing content provides a competitive advantage, and low cost solutions for competitive advantages. Our global network of approximately 100 plants in more than 20 countries provides our customers a combination of sites to maximize both the benefits of regional and low cost manufacturing. To manage and coordinate our global operations, we employ an enterprise-wide software system that operates on a single IT platform and provides us with company-wide information regarding component inventories and orders. This system enables us to standardize planning and purchasing at the plant level and to optimize inventory management and utilization. Our systems also enable our customers to receive key information regarding the status of individual programs.

  •
  Customer-Focused Organization.    We believe customer relationships are critical to our success, and our organization is focused on providing our customers with responsive services. Our key customer accounts are managed by dedicated account teams, including a global business manager directly responsible for account management. Global business managers coordinate activities across divisions to effectively satisfy our customers' requirements and have direct access to our senior management to quickly address customer concerns. Local customer account teams further support the global teams and are linked by a comprehensive communications and information management infrastructure. Our senior management, including our chief executive officer, Jure Sola, and our president and chief operating officer, Randy Furr, are heavily involved in customer relations and devote significant attention to broadening existing, and developing new, customer relationships.

  •
  Expertise in Serving Diverse End Markets.    We have experience in serving our customers in the communications, personal and business computing, enterprise computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical and automotive markets. Our diversification across end markets reduces our dependence upon any one customer or segment. In order to cater to the specialized needs of customers in particular market segments, we have dedicated personnel, and in some cases facilities, with industry-specific capabilities and expertise. We also maintain compliance with industry standards and regulatory requirements applicable to certain markets including, among others, the medical and defense and aerospace sectors.

  •
  Experienced Management Team.    We believe that one of our principal assets is our experienced management team. Our chief executive officer, Jure Sola, co-founded Sanmina in 1980. Randy Furr, our president and chief operating officer, has been with us for over 10 years, initially serving as our chief financial officer for over three years. The managers of our key business units each have more than 10 years of experience with us or with predecessor companies that we acquired. We believe that the significant experience of our management team better enables us to capitalize on opportunities in the current business environment.

Our Business Strategy

        Our objective is to maintain and enhance our leadership position in the EMS industry. Key elements of our strategy include:

        Capitalizing on Our Comprehensive Services.    We intend to capitalize on our end-to-end services, which we believe will allow us to both sell additional services to our existing customers and attract new customers. Our end-to-end services include product design and engineering, volume manufacturing, final system assembly and test, direct order fulfillment, after-market product service and support and supply chain management. Our vertically integrated volume manufacturing services enable us to manufacture additional system components and subassemblies for our customers. When we provide a customer with a number of services, such as component manufacturing or higher value-added services, we are often able to improve our margins and profitability. Consequently, our goal is to increase the number of manufacturing programs for which we provide multiple services. To achieve this goal, our sales and marketing organization seeks to cross-sell our services to customers.

        Extending Our Technology Leadership.    We rely on advanced processes and technologies to provide our vertically integrated volume manufacturing services. We continually strive to improve our manufacturing processes and have adopted a number of quality improvement and measurement techniques to monitor our performance. We work with our customers to anticipate their future manufacturing requirements and align our technology investment activities to meet their needs. We use our design expertise to develop product technology platforms that we can customize by incorporating other components and subassemblies to meet the needs of particular OEMs. These technologies enhance our ability to manufacture complex, high-value added products, allowing us to continue to win business from existing and new customers.

        Original Design Manufacturing Solutions.    As a result of customer demand, and our customers' desire to manage research and development expenses, we have begun to offer product designs that our customer can either brand with its own name or integrate into its own system solution. In these cases, we act as the original design manufacturer, or ODM, for our customer. For ODM products, we typically retain the intellectual property rights and realize manufacturing revenue associated with building and shipping the product. Our current ODM portfolio covers several end markets, including enterprise computing, communications, and multimedia. For example, in the enterprise computing market, our two-processor 64-bit Opteron server is currently being shipped to multiple customers. The ODM server product roadmap includes multi-processor designs that will be scalable up to 32-processor systems.

        Continuing to Penetrate Diverse End Markets.    We focus our marketing efforts on major end markets within the electronics industry. We have targeted markets that we believe offer significant growth opportunities and for which OEMs sell complex products that are subject to rapid technological change because the manufacturing of these products requires higher value-added services. Our approach to our target markets is two-fold: We intend to strengthen our significant presence in the communications and enterprise computing markets, and also focus on other under-penetrated target markets, including the medical, industrial and semiconductor capital equipment, automotive, and defense and aerospace industries, many of which have not extensively relied upon

EMS companies in the past. We intend to continue our diversification across market segments and customers to reduce our dependence on any particular market.

        Pursuing Strategic Transactions.    We seek to undertake strategic transactions that give us the opportunity to access new customers, manufacturing and service capabilities, technologies and geographic markets, to lower our manufacturing costs and improve the margins on our product mix, and to further develop existing customer relationships. For example, we recently completed the acquisition of Pentex-Schweizer Circuits Limited, a printed circuit board manufacturer, in order to provide lower cost manufacturing capacity in China for our customers. In addition, we will continue to pursue OEM divestiture transactions that will augment existing strategic customer relationships with favorable supply agreement terms or build new relationships with customers in attractive end markets. Potential future transactions may include a variety of different business arrangements, including acquisitions, spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and equity or debt investments. We intend to continue to evaluate and pursue strategic opportunities on a highly selective basis.

        Continuing to Seek Cost Savings and Efficiency Improvements.    We seek to optimize our facilities to provide cost-efficient services for our customers. We maintain extensive operations in lower cost locations, including Latin America, Eastern Europe, China and Southeast Asia, and we plan to expand our presence in these lower cost locations, as appropriate, to meet the needs of our customers. We believe that we are well positioned to take advantage of future opportunities on a global basis as a result of our vertically integrated volume manufacturing strategy.

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

  •
  Initial Product Development.    We provide a range of design and engineering services to customers to complement their initial product development efforts. During this phase, our design engineers work with our customers' product development engineers to assist with design reviews and product concepts.

  •
  Detailed Product Design.    During the detailed product design phase, we work with our customers' product development engineers to optimize product designs to improve the efficiency of the volume manufacturing of these products and reduce manufacturing costs. We further analyze product design to improve the ability of tests used in the manufacturing process to identify product defects and failures. We provide software development support for product development, including installing operating systems on hardware platforms, developing software drivers for electronic devices, and developing diagnostic, production test and support software. We design components that are incorporated into our customers' products, including printed circuit boards, backplanes and enclosures.

  •
  Preproduction.    After a detailed product design has been completed and the product is released for prototype production, we can build a prototype on a quick turn around basis. We then analyze the feasibility of manufacturing the product prototype and make any necessary design modifications to the prototype and test the prototype to validate its design. We also provide early-stage test development during the prototype phase. We evaluate prototypes to determine if they will meet safety and other standards, such as standards published by Underwriters Laboratories, an independent product safety testing and certification organization, and other similar domestic and international organizations. We also typically provide low-volume manufacturing to satisfy customers' needs. We review the material and component content of customers' designs with a view to designing in alternative components that may provide cost savings. Our preproduction services help our customers reduce the time required to bring new products to market.

  •
  Manufacturing Design Services.    We provide our own designs for our vertically integrated system components and subassemblies, including:

  •
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

  •
  Enclosure Design.    We have a dedicated enclosure design group that designs and engineers complex enclosures. We can design custom enclosures to meet customer specifications and offer a range of proprietary designs tailored to particular applications. Our enclosure design services include the design of thermal management systems, which dissipate heat generated by the components within an enclosure. We design enclosures that are used in both indoor and outdoor environments. We also design enclosures that include both stackable and rackmount chassis configurations. In stackable configurations, component modules are stacked on top of each other, while in rackmount configurations, component modules slide into racks within the enclosure. Rackmount configurations often are used for complex products, such as communications switches that are frequently upgraded in the field by inserting new components. Our design engineers work with a range of materials, including metal, plastic and die-cast material. We design indoor and outdoor wireless base station cabinets, enclosures for high-end servers and data storage systems and enclosures for magnetic resonance imaging systems. We have developed a sophisticated proprietary enclosure with a thermal management system for high density servers used for managed hosting in data center applications. We offer this enclosure platform to our customers who can then customize it with modules and subsystems designed and manufactured to their specifications. By using our common platform customers reduce their enclosure costs.

        Volume Manufacturing.    Volume manufacturing includes our vertically integrated manufacturing services described in greater detail below.

  •
  Printed Circuit Boards.    Our ability to reliably produce printed circuit boards with high layer counts and narrow circuit track widths makes us an industry leader in complex printed circuit board fabrication. Printed circuit boards are made of laminated materials and contain electrical circuits and connectors that interconnect and transmit electrical signals among the components that make up electronic devices. We are among a small number of manufacturers that specialize in manufacturing complex multi-layer printed circuit boards. Multi-layering, which involves incorporating numerous layers of electrical circuitry into a single printed circuit board, expands the number of circuits and components that can be contained on a printed circuit board and increases the operating speed of the system by reducing the distance that electrical signals must travel. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together in the printed circuit board. We are currently capable of efficiently producing printed circuit boards with up to 60 layers and circuit track widths as narrow as three mils. We use sophisticated circuit interconnections between certain layers to improve the performance of printed circuit boards. We have developed a proprietary material technology known as buried capacitance as well as various other processes that are designed to provide improved electrical performance and greater connection densities on printed circuit boards.

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

    Components also may be attached using press-fit technology in which components are pressed into connectors affixed to the printed circuit board. We use SMT, PTH, press-fit as well as new attachment technologies that are focused on miniaturization and increasing the density of component placement on printed circuit boards. These technologies, which support the needs of our OEM customers to provide greater functionality in smaller products, include chip-scale packaging, ball grid array, direct chip attach and high density interconnect. We perform in-circuit and function testing of printed circuit board assemblies. In-circuit testing verifies that all components have been properly inserted and attached and that the electrical circuits are complete. We perform functional tests to confirm that the board or assembly operates in accordance with its final design and manufacturing specifications. We either design and procure test fixtures and develop our own test software, or we use our customers' test fixtures and test software. In addition, we provide environmental stress tests of the board or assembly that are designed to confirm that the board or assembly will meet the environmental stresses, such as heat, to which it will be subject.

  •
  Backplanes and Backplane Assemblies.    Backplanes are very large printed circuit boards that serve as the backbones of sophisticated electronics products and provide interconnections for printed circuit boards, integrated circuits and other electronic components. We fabricate backplanes in our printed circuit board plants. Backplane fabrication is significantly more complex than printed circuit board fabrication due to the large size and thickness of the backplanes. We manufacture backplane assemblies by press fitting high density connectors into plated through holes in the bare backplane. In addition, many of the newer higher technology backplanes require SMT attachment of passive discrete components as well as high pin count Ball Grid Array packages. These advanced assembly processes require specialized equipment and a strong focus on quality and process control. We also perform in-circuit and functional tests on backplane assemblies. We have developed proprietary technology and "know-how" which enables backplanes to run at data rates in excess of 10 gigabits per second, or Gbps. We are investing in research and development to manufacture backplanes with embedded optical channels capable of data rates over 40 Gbps. We currently have capabilities to manufacture backplanes with up to 60 layers in sizes up to 32 × 54 inches and 0.500 inches in thickness, utilizing a wide variety of high performance laminate materials. These are among the largest and most complex commercially manufactured backplanes, and we are one of a limited number of manufacturers with these capabilities.

  •
  Enclosures.    Enclosures are cabinets that house and protect complex and fragile electronic components, modules and subsystems. Our enclosure manufacturing services include fabrication of cabinets and chassis and racks integrated with various electronic components such as power and thermal management systems. We manufacture a broad range of enclosures with a broad range of materials including metal, plastics and die cast materials. Enclosures we manufacture range from basic enclosures, such as enclosures for personal computers, to large and highly complex enclosures, such as those for indoor and outdoor communications base station products. We have recently developed a proprietary enclosure with a thermal management system designed for high density servers for managed hosting in data center applications. Our customers can have their unique products built on this platform by inserting their proprietary modules and subsystems.

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

  •
  Precision Machine Components. We provide a broad range of manufacturing services for metals and plastics. With some of the largest Horizontal Milling machines in the United States, we are a preferred supplier of vacuum chamber systems for the semiconductor and flat panel display equipment markets. We are able to support low volume engineering programs and high volume production. We utilize the most advanced Computer Numerically Controlled machined tools enabling the manufacture of components to very tight tolerance standards.

  •
  Optical Modules.    Optical modules are integrated subsystems that use a combination of industry standard and/or custom optical components. We are a leading provider of complete optical systems for customers in telecommunications, networking, and military markets. Our experience in optical communications and networking products spans long haul/ultra long haul and metro regions for transport, access and switching applications, including last mile solutions. Our service offerings for optical communications customers are designed to deliver end-to-end solutions with special focus on system design, optical module assembly, optical test and integration.

  •
  Memory Modules.    Memory modules are integrated subsystems that use industry standard integrated circuits including digital signal processors, or DSPs, non-volatile flash memory and random access memory, or RAM. These modules consist of standard products that are sold for a wide range of applications to a broad base of customers and custom modules that are built for use in a particular OEM's product or system. We design and manufacture a variety of modular solutions, including standard and custom DSP, flash memory modules and DRAM modules. In addition, we are a leading supplier of solutions to increase memory component density on printed circuit boards. We offer advanced NexMod memory modules that contain multiple memory layers vertically stacked and mounted to a printed circuit board. NexMod solutions are tailored for high-end network infrastructure and complex server applications. We also provide innovative DDRI and DDRII DRAM modules utilizing stacked CSP technology offering high densities in ultra small form factors. We provide custom module solutions including mixed memory and our proprietary foldable rigid assembly microelectronics module, or FRAMM. We integrate both standard and custom modules in products that we manufacture.

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

        Direct Order Fulfillment.    We provide direct order fulfillment for our OEM customers. Direct order fulfillment involves receiving customer orders, configuring products to quickly fill the orders and delivering the products either to the OEM, a distribution channel (such as a retail outlet) or directly to the end customer. We manage our direct order fulfillment processes using a core set of common systems and processes that receive order information from the customer and provide comprehensive supply chain management, including procurement and production planning. These systems and processes enable us to process orders for multiple system configurations, and varying production quantities, including single units. Our direct order fulfillment services include BTO and CTO capabilities. BTO involves building a system having the particular configuration ordered by the OEM customer. CTO involves configuring systems to an end customer's order. The end customer typically places this order by choosing from a variety of possible system configurations and options. We are capable of meeting a 48 to 72 hour turn-around-time for BTO and CTO by using advanced manufacturing processes and a real-time warehouse management system and data control on the manufacturing floor. We support our direct order fulfillment services with logistics that include delivery of parts and assemblies to the final assembly site, distribution and shipment of finished systems, and processing of customer returns. Our systems are sufficiently flexible to support direct order fulfillment for a variety of different products, such as desktop and laptop computers, servers, workstations, set-top boxes, medical devices, scanners, printers and monitors.

        After-Market Product Service and Support.    We provide a wide range of after-market product service and support services, including replacing products at customer locations, product repair, re-manufacturing and maintenance at repair depots, logistics and parts management, returns processing, warehousing and engineering change management. We also provide support services for products that are nearing the end of their life cycles. These end-of-life support services involve both customer support and manufacturing support activities. We support the customer by providing software updates and design modifications that may be necessary to reduce costs or design-in alternative components due to component obsolescence or unavailability. Manufacturing support involves test engineering support and manufacturability enhancements. We also assist with failure product analysis, warranty and repair and field service engineering activities.

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

Our End Markets

        We have targeted markets that offer significant growth opportunities and for which OEMs sell complex products that are subject to rapid technological change, as the manufacturing of these products requires higher value added services. We believe that markets involving complex, rapidly changing products offer us opportunities to produce products with higher margins because these products require higher value added manufacturing services and may also include our advanced vertically integrated components. Our approach to our target markets is two-fold—we intend to strengthen our significant presence in the communications and computing markets, while also focusing on other under-penetrated target markets, including the medical, automotive, industrial and semiconductor capital equipment and defense and aerospace industries, many of which have not extensively relied upon EMS companies in the past. Our diversification across market segments and customers reduces our dependence on any particular market.

        Communications: Wireless, Optical and Wireline Transmission and Enterprise.    In the communications sector, we focus on wireless transmission systems, optical networking and wireline transmission systems and enterprise networking systems. Our product design and engineering staff has extensive experience designing advanced communications products for these markets. Products we manufacture include optical switches, wireless base stations, wireline switches, routers, transceivers, satellite receivers, radio frequency and point-to-point microwave systems, and Bluetooth appliances among others. Selected customers in communications equipment include Alcatel, Ericsson and Nortel.

        Computing: Personal and Business (Enterprise) Computing and Storage Systems.    We provide services for OEMs of personal computer, or PC, systems, enterprise computing, and storage systems.

        We provide services to multiple major PC manufacturers. These services include primarily BTO and CTO manufacturing of desktop PC systems serving primarily the enterprise markets. Our PC manufacturing plants can build and configure systems and have them ready for shipment within 48 to 72 hours of receipt of a customer order. These plants are typically located in the geographic region to which the finished system will be shipped to rapidly deliver finished products. We manufacture a wide variety of PCs and other PC components for our customers, including HP and IBM.

        We also provide services to the storage and server markets. Our expertise in manufacturing products for the storage and server markets stems from our technological capabilities and vertical integration. We are also the leading vertically integrated supplier of complex, multilayer printed circuit boards and backplanes, and many high-end computer designs incorporate these components. We have developed a proprietary enclosure design for high density servers used in data center applications. High-end computing products we manufacture include complex, fault tolerant servers and enterprise storage. Our customers in the storage and server markets include EMC Corporation, HP and Hitachi.

        Multimedia.    We manufacture digital satellite set-top boxes, personal video recorders, digital home gateways and internet protocol entertainment devices. For our multimedia OEM customers, we manage the production process for multimedia products, including product design and engineering, test development, supply chain management, manufacturing of printed circuit boards and assemblies, final system assembly and test, and direct order fulfillment, including our BTO and CTO capabilities. Our major multimedia customers include EchoStar, Nokia, and Philips Electronics.

        Industrial and Semiconductor Systems.    Our expertise in manufacturing industrial instrumentation products includes production of semiconductor capital equipment, front-end environmental chambers, computer controllers, and test and inspection equipment. We also have significant experience manufacturing scanning equipment and devices, flat panel display test and repair equipment, optical inspection and x-ray equipment for use in the printed circuit board assembly industry, and deep ultraviolet photolithography equipment. Our industrial and semiconductor systems customers include Applied Materials, Electronics for Imaging and LSI.

        Defense and Aerospace.    In December 2001, we merged with SCI Systems, Inc., or SCI. SCI began operations as Space-Craft, Inc., in the early 1960's and was then principally a supplier to the defense and aerospace industries. We continue to offer our end-to-end services to the defense and aerospace industry. We believe that this industry currently represents a significant growth opportunity due to increased defense spending, as well as the growing desire of defense and aerospace OEMs to outsource non-core manufacturing activities to reduce costs. Our experience in serving the aerospace industry, as well as our product design and engineering capabilities, represent key competitive strengths for us in the defense and aerospace market. Defense and aerospace products that we manufacture include avionics systems, weapons guidance systems, cockpit communications systems, spread spectrum communications systems, and space systems. Key defense and aerospace customers include The Boeing Company, General Electric and Lockheed Martin Corporation.

        Medical.    We provide comprehensive manufacturing and related services to the medical industry, including design and regulatory approval support. The manufacturing of products for the medical industry requires compliance with domestic and foreign regulations, including the Food and Drug Administration's, or FDA's, quality system regulations and the European Union's medical device directive. In addition to complying with these standards, our medical manufacturing facilities comply with ISO 13485 (formerly EN 46002) and ISO 9001:2000. Medical products that we manufacture include magnetic resonance imaging equipment, blood glucose meters, computer tomography scanners, respiration monitors, ventilators, anesthesia workstations, infusion pumps, thermo-regulation devices, and cardio-resuscitation systems. Our medical customers include GE Medical Systems, Philips Medical Systems and Roche.

        Automotive.    In recent years, the electronics content in automobiles has increased substantially as new entertainment, wireless communication and navigation systems are being offered as standard features or factory options. We believe that this increased usage of electronic devices in automobiles will continue, and that there will be significant opportunities for EMS companies to manufacture automotive electronics. Accordingly, we have formed an automotive products group to focus on these opportunities. Our automotive customers include Saab, Valeo and Volvo.

Customers

        Our ten largest customers for fiscal 2004 (listed in alphabetical order) are Alcatel, Applied Materials, EchoStar, Ericsson, Hitachi, HP, IBM, Nokia, Nortel and Philips Electronics.

        A relatively small number of customers historically have been responsible for a significant portion of our net sales. Sales to our ten largest customers accounted for 69.3% of our net sales for the fiscal year ended October 2, 2004, 68.5% of our fiscal 2003 net sales and 65.8% of our fiscal 2002 net sales. Our two largest customers, IBM and HP, accounted for 28.4% and 12.0%, respectively, of our net sales for fiscal 2004. For fiscal 2003, IBM and HP accounted for approximately 28.8% and 9.6%, respectively, of our net sales.

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

        We typically enter into supply agreements with our major OEM customers with terms ranging from three to five years. Many of these supply agreements were entered into in connection with divestiture transactions, which are transactions in which we also acquire plants, equipment and inventory from the OEM. In these divestiture-related supply agreements, the customer typically agrees to purchase its requirements for particular products in particular geographic areas from us. Our OEM customer supply agreements that were not entered into in connection with divestitures typically do not require the customer to purchase their product requirements from us, and in these cases customers may have alternate sources of supply available to them. Our supply agreements with our OEM customers generally do not obligate the customer to purchase minimum quantities of products. However, the customer typically remains liable for the cost of the materials and components that we have ordered to meet the customer's production forecast but which are not used, provided that the material was ordered in accordance with an agreed-upon procurement plan. In some cases, the procurement plan contains provisions regarding the types of materials for which our customers will assume responsibility. Our supply agreements typically contain provisions permitting cancellation and rescheduling of orders upon notice and subject, in some cases, to cancellation and rescheduling charges. Order cancellation charges typically vary by product type and depend upon how far in advance of shipment a customer notifies us of the cancellation of an order. In some circumstances, our supply agreements with customers provide for cost reduction objectives during the term of the agreement.

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

Backlog

        At October 2, 2004, our backlog was $2.4 billion, compared to $2.1 billion at September 27, 2003. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Cancellation and postponement charges generally vary depending upon the time of cancellation or postponement, and a portion of our backlog may be subject to cancellation or postponement without significant penalty. Customers may cancel scheduled deliveries and backlog may therefore not be a meaningful indicator of future financial results.

Marketing and Sales

        Our corporate marketing, sales and customer service staff consists of approximately 950 people. Our sales efforts are organized and managed on a regional basis, with regional sales managers in geographic regions in the United States and internationally.

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

Competition

        We face competition from other major global EMS companies such as Celestica, Inc., Flextronics International Ltd., Hon Hai (FoxConn), Jabil Circuit, Inc. and Solectron Corporation, as well as other EMS companies that often have a regional or product, service or industry specific focus. In addition, our potential customers may also compare the benefits of outsourcing their manufacturing to us with the merits of manufacturing products themselves.

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

        In addition to EMS companies, we also compete, with respect to certain of the EMS services we provide, with ODMs. These companies, typically based in Asia, design products and product platforms that are then sold to OEMs, system integrators and others who configure and resell them to end users. To date, ODM penetration has been greatest in the personal computer, including both desktop and notebook computers, and low-end server markets.

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

        Although we do not believe that our current trademarks, manufacturing processes or patents infringe on the intellectual property rights of third parties, we cannot assure you that third parties will not assert infringement claims against us in the future. If such an assertion were to be made, it may become necessary or useful for us to enter into licensing arrangements or to resolve such an issue through litigation. However, we cannot assure you that such license rights would be available to us on commercially acceptable terms if at all or that any such litigation would be resolved favorably. Additionally, such litigation could be lengthy and costly and could materially affect our financial condition regardless of the outcome of such litigation.

        We were a party to an intellectual property dispute in which Gemstar and StarSight alleged with respect to SCI certain violations of the Tariff Act of 1930, including patent infringement, in the importation of set-top multimedia boxes manufactured outside the United States by SCI for EchoStar, another party in the case. For a more complete description of this litigation, see "Item 3—Legal Proceedings."

Environmental Controls

        We are subject to a variety of local, state and federal environmental laws and regulations in the United States, as well as foreign laws and regulations, relating to the treatment, storage, use, discharge, emission and disposal of chemicals, solid waste and other hazardous materials used during our manufacturing processes, as well as occupational safety and health laws, and product take back, product labeling and product content requirements. Proper waste disposal is a major consideration in particular for printed circuit board manufacturers because metals and chemicals are used in the manufacturing process. Water used in the printed circuit board manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into municipal sanitary sewer systems. We operate on-site wastewater treatment systems at our printed circuit board manufacturing plants in order to treat wastewater generated in the fabrication process.

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

        We have a range of corporate programs in place with regard to environmental compliance and reduction of the use of hazardous materials in manufacturing. In the environmental compliance area, we are developing corporate-wide standardized environmental management systems, auditing programs and policies to enable us to better manage environmental compliance activities. We are also developing programs to certify our facilities under ISO 14001, a set of standards and procedures relating to environmental compliance management. We are also implementing initiatives to reduce the use of hazardous materials in the manufacturing process. One of the first such programs is a program to reduce and ultimately eliminate the use of lead in soldering compounds. Initiatives to reduce the use of hazardous materials are being led by governmental authorities, electronics industry OEMs and manufacturers and we expect that these initiatives will grow in the future.

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

        Primarily as a result of certain of our acquisitions, we have incurred liabilities associated with environmental contamination at facilities, including facilities of companies that we have acquired. These liabilities include ongoing investigation and remediation activities at a number of sites, including our facilities located in Irvine, California (a non-operating facility acquired as part of our acquisition of Elexsys); Owego, New York (a current facility that we acquired with our acquisition of Hadco Corporation); Derry, New Hampshire (a non-operating facility of Hadco) and Fort Lauderdale, Florida (a former facility of Hadco). Currently, we are unable to anticipate whether any third-party claims will be brought against us for the existence of such contamination. There can be no guarantee that third-party claims will not arise and will not result in material liability to us. In addition, there are several sites, including our facilities in Wilmington, Massachusetts (acquired from Altron); Clinton, North Carolina (acquired from Alcatel); Brockville, Ontario (acquired from Nortel) and Gunzenhausen, Germany (acquired from Alcatel) that are known to have groundwater contamination caused by a third party, and that third party has provided indemnity to us for the liability. Although we cannot guarantee you that we will not incur liability for clean-up costs or expenses at any of these sites, we have no reason to believe that such liability will occur and that it will be material to our business.

        We have also been named as a potentially responsible party at several contaminated disposal sites operated by other parties including the Casmalia Resources site, as a result of the past disposal of hazardous waste by companies we have acquired or by our corporate predecessors. Although liabilities for such historic disposal activities have not materially affected our financial condition to date, we cannot guarantee you that past disposal activities will not result in liability that will materially affect us in the future.

        We use an environmental consultant to assist us in evaluating the environmental liabilities of the companies that we acquire as well as those associated with our ongoing operations, site contamination issues and historical disposal activities in order to establish appropriate accruals in our financial statements. We have also undertaken a process of re-evaluating and updating the reserves over time. As of October 2, 2004, based on the evaluations of our consultants, we have accrued $16.9 million for such environmental liabilities. Although we believe these accruals are adequate, we cannot be certain that environmental liabilities will not exceed the accrued amounts.

Employees

        As of October 2, 2004, we had 48,721 employees, including 13,212 temporary employees. None of our U.S. employees are represented by a labor union. In certain international locations, particularly in Western Europe, our employees are represented by labor unions on either a national or plant level. Western European countries also often have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We have never experienced a strike or work stoppage and we believe that our relationship with our employees is good. We expect headcount reductions during fiscal 2005 associated with our phase three restructuring plan announced on July 20, 2004.

Available Information

        Our Internet address is http://www.sanmina-sci.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC's website at http://www.sec.gov.

Item 2. Properties

        Facilities.    Our customers market numerous products throughout the world and therefore need to access manufacturing services on a global basis. To enhance our EMS offerings, we seek to locate our facilities either near our customers and our customers' end markets in major centers for the electronics industry or, where appropriate, in lower cost locations. Many of our plants located near customers and their end markets are focused primarily on final system assembly and test, while plants located in lower cost areas are engaged primarily in less complex component and subsystem manufacturing and assembly.

        As of October 2, 2004, we manufacture products in approximately 100 decentralized plants, consisting of more than 74 electronics assembly facilities, six printed circuit board fabrication facilities, four cable assembly facilities, 18 enclosure assembly facilities, as well as other specialized manufacturing facilities, located both domestically and internationally. Our domestic plants are located in key electronics industry centers including Silicon Valley, Southern California, New England, Texas, Northern Alabama, the Research Park Triangle area, and New York, as well as in several other locations. Internationally, we have plants in Australia, Latin America (Brazil and Mexico), Canada, Western Europe (United Kingdom, Ireland, France, Germany, Spain, Sweden, and Finland), Eastern Europe (Hungary), Israel and Asia (Peoples' Republic of China, Indonesia, Japan, Malaysia, Singapore, and Thailand). For fiscal 2004, approximately 72.7% of our net sales were from operations outside of the United States.

        As of October 2, 2004, the approximate square footage of our principal manufacturing facilities by country is as follows:

Approximate Square Footage
Australia	65,554
Brazil	230,685
Canada	464,485
China	1,073,000
Finland	358,134
France	528,064
Germany	551,025
Hungary	881,708
Indonesia	33,119
Ireland	121,200
Israel	241,896
Japan	13,870
Malaysia	315,000
Mexico	1,572,223
Singapore	165,000
Spain	298,903
Sweden	276,782
Thailand	138,500
United Kingdom	890,903
USA	5,083,816

TOTAL	13,303,867

        We also have manufacturing facilities that are closed or in the process of closing as of October 2, 2004, which include facilities totaling approximately 1,927,864 square feet for domestic locations and approximately 2,788,000 square feet for international locations. We are currently undertaking an aggressive program to sublease or terminate leases for unused facilities and to sell owned properties that are no longer expected to serve our future needs.

        As of October 2, 2004, our active manufacturing facilities consist of approximately 8.8 million square feet in facilities that we own, with the remainder in leased facilities under lease terms expiring between fiscal 2005 and fiscal 2021.

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

        Certifications and Registrations.    Certifications and registrations under industry standards are important to our business because many customers rely on them to confirm our adherence to manufacturing process and quality standards. Certain markets, such as communications, medical, defense, aerospace and automotive, require adherence to industry-specific standards. Substantially all of our manufacturing facilities are registered under ISO 9001:2000, a set of standards published by the International Organization of Standardization and used to document, implement and demonstrate quality management and assurance systems in design and manufacturing. As part of the ISO 9001:2000 certification process, we have developed a quality systems manual and an internal system of quality controls and audits. ISO 9001:2000 registration is of particular importance to the companies doing business in the European Community, and we believe that United States electronics manufacturers are increasing their use of ISO 9001:2000 registration as a criteria for suppliers.

        In addition to ISO 9001:2000, many of our facilities have been TL 9000 registered. TL 9000 is a relatively new telecommunications standard. The TL 9000 quality system requirements and quality system metrics are designed specifically for the telecommunications industry to promote consistency, efficiency, and improved customer satisfaction. Included in the TL 9000 system are performance-based metrics that measure the reliability and quality performance of the product. The majority of our facilities are also Underwriters Laboratory compliant. These standards define requirements for quality, manufacturing process control and manufacturing documentation and are required by many OEMs in the electronics industry, including suppliers to AT&T and the regional Bell operating companies.

        Our medical products division has identified certain manufacturing facilities to be centers of excellence for medical products manufacturing. Currently most of those facilities are FDA and ISO 13485 registered and fully compliant to the FDA's quality systems regulations.

        Our defense and aerospace operations are headquartered in the Huntsville, Alabama area and are housed in dedicated facilities to meet the specialized needs of our defense and aerospace customers. Our defense and aerospace facilities are AS9100 registered and also certified under various U.S. military specifications as well as under ANSI and other standards appropriate for defense and aerospace suppliers.

        Our automotive facilities are strategically located worldwide. Substantially all of our automotive facilities are QS 9000 and/or TS 16949 registered and also certified under the Automotive Industry Standard.

Item 3. Legal Proceedings

        We and certain of our subsidiaries, namely Hadco Corporation, or Hadco, and SCI, are involved in various administrative proceedings related to environmental matters. These matters are described in greater detail under "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Operating Results" and "Item 1—Business—Environmental Controls." Although we could incur significant costs relating to these matters, we believe, based on the limited information that is currently available, that the cost of any remediation that may be required at these facilities would not materially harm our business, financial condition or results of operations.

        SCI was, until earlier this year, a party to an intellectual property dispute in which Gemstar-TV Guide International, Inc., or Gemstar, and StarSight Telecast, Inc., or StarSight, alleged, with respect to SCI, certain violations of the Tariff Act of 1930, including patent infringement, in the importation of set-top multimedia boxes manufactured outside the United States by SCI for EchoStar, another party in the case. This proceeding was filed before the U.S. International Trade Commission, or ITC, in February 2001. Gemstar and StarSight filed a related patent infringement case against SCI in the United States District Court for the Northern District of Georgia in February 2001. A trial at the ITC before an administrative law judge concluded in December 2001. On June 21, 2002, the presiding administrative law judge issued his final initial determination in the proceedings. The judge found that the patent claims in issue were not infringed by the respondents, including SCI, and found no violation by the respondents, including SCI, of the Tariff Act. In July 2002, Gemstar filed a petition for review of the administrative law judge's determinations with the ITC. In August 2002, the ITC upheld the administrative law judge's finding that the respondents, including SCI, had not violated the Tariff Act. Gemstar appealed the ITC's determination to the U.S. Court of Appeals for the Federal Circuit. Oral arguments were heard by the U.S Court of Appeals on October 10, 2003. On March 2, 2004, while the appeal was under submission for decision to the Federal Circuit panel, SCI and EchoStar entered into settlement agreements with Gemstar and StarSight. SCI's settlement with Gemstar and StarSight resulted in a dismissal of all claims against SCI in both the ITC proceeding and the U.S. District Court patent infringement case filed by Gemstar and StarSight.

        During fiscal year 2001, we acquired Segerstrom in a pooling of interests transaction that resulted in the acquisition of approximately 94% of the outstanding shares of Segerstrom. In accordance with Swedish law and business practice, we acquired the remaining 6% of the outstanding shares of Segerstrom through a compulsory acquisition process. During the fourth quarter of fiscal 2004, we concluded a settlement agreement with the remaining 6% shareholders with respect to the purchase price of those shares. A total of $33.8 million was paid to the remaining 6% shareholders.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

EXECUTIVE OFFICERS OF SANMINA-SCI

        Pursuant to General Instruction G(3), the information regarding Sanmina-SCI's executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

        The following table sets forth the name of each executive officer of Sanmina-SCI, the office held by such officer and the age, as of December 10, 2004, of such officer.

Name	Age	Position
Jure Sola	53	Chairman of the Board and Chief Executive Officer
Randy W. Furr	50	President, Chief Operating Officer and Director
Hari Pillai	44	President, Global Operations
David L. White	49	Executive Vice President of Finance and Chief Financial Officer
Dennis Young	53	Executive Vice President of Worldwide Sales and Marketing
Steve Bruton	52	President and General Manager, Printed Circuit Board Fabrication Division
Michael Clarke	50	President and General Manager, Enclosures Division

        Jure Sola has served as our chief executive officer since April 1991, as chairman of our board of directors from April 1991 to December 2001 and from December 2002 to present, and co-chairman of our board of directors from December 2001 to December 2002. In 1980, Mr. Sola co-founded Sanmina and initially held the position of vice president of sales. In October 1987, he became vice president and general manager of Sanmina, responsible for manufacturing operations and sales and marketing. In July 1989, Mr. Sola was elected as a director and in October 1989 was appointed as president of Sanmina. In March 1996, Mr. Sola relinquished the title of president when Mr. Furr was appointed to the position.

        Randy W. Furr has served as a director of our company since December 1999 and as our president and chief operating officer since March 1996. In August 1992, Mr. Furr joined our company as vice president and chief financial officer. He also serves as a director of a privately held company. Mr. Furr is a certified public accountant.

        Hari Pillai joined our company in 1994 and has served in manufacturing management positions since that time. In January 2002, Mr. Pillai was appointed president and general manager of the EMS division of our company and in October 2004 was appointed president, global operations.

        David L. White has served as our executive vice president of finance and chief financial officer since August 2004. Prior to joining Sanmina-SCI, he was senior vice president and chief financial officer of Asyst Technologies, a provider of integrated automation solutions that enhance semiconductor and flat-panel display (FPD) manufacturing productivity. Previously, he was president and chief executive officer of Candescent Technologies, a developer of field emission display (FED) technology for next-generation thin FPDs.

        Dennis Young joined our company in March 2003. Prior to joining our company, Mr. Young was senior vice president sales from May 2002 to March 2003 and vice president sales from March 1998 to May 2002 of Pioneer-Standard Electronics.

        Steve Bruton joined our company in 1982 and has served in printed circuit board fabrication management since that time. In December 2001, Mr. Bruton was appointed president and general manager of the printed circuit board fabrication division of our company.

        Michael Clarke joined our company in 1999 as a result of our acquisition of Devtek Electronic Packaging Systems, or Devtek, a manufacturer of electronic and metal components that was established in 1992. Prior to joining our company, Mr. Clarke was president and chief executive officer of Devtek. In December 2001, Mr. Clarke was appointed president and general manager of the enclosures division of our company.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

        Sanmina-SCI's common stock is traded on the Nasdaq National Market under the symbol SANM. The following table lists the high and low intra-day prices for Sanmina-SCI's common stock as reported on Nasdaq.

Fiscal 2004	High	Low
First quarter	$12.65	$9.11
Second quarter	$15.51	$10.19
Third quarter	$12.03	$8.65
Fourth quarter	$9.20	$6.30
Fiscal 2003	High	Low
First quarter	$5.19	$1.52
Second quarter	$5.54	$3.43
Third quarter	$6.79	$3.89
Fourth quarter	$10.96	$6.18

Stockholders

        As of December 10, 2004, we had approximately 2,339 common stockholders of record. On December 10, 2004, the last reported sales price of Sanmina-SCI's common stock on the Nasdaq National Market was $8.30 per share.

Dividends

        We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. The indenture governing our 10.375% Notes and the agreement governing our Senior Secured Credit Facility contain covenants that limit our ability to pay dividends; see also "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Item 6. Selected Financial Data

        The following selected financial data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data."

FIVE YEAR SELECTED FINANCIAL HIGHLIGHTS

Consolidated Statements Of Operations Data:

	Fiscal Year Ended
	2004	2003(1)	2002(2)(3)	2001	2000
	(In thousands, except per share data)
Net sales	$12,204,607	$10,361,434	$8,761,630	$4,054,048	$4,239,102
Operating income (loss)	105,701	(77,876)	(2,764,183)	63,473	361,456
Income (loss) before income taxes and extraordinary gain	(15,581)	(198,207)	(2,814,892)	82,792	349,971
Extraordinary gain	3,583	—	—	—	—
Net income (loss)	(11,398)	(137,157)	(2,696,753)	40,446	210,094
Basic net income (loss) per share	$(0.02)	$(0.27)	$(5.60)	$0.13	$0.69

Diluted net income (loss) per share	$(0.02)	$(0.27)	$(5.60)	$0.12	$0.65

Shares used in computing diluted per share amount	515,803	510,102	481,985	330,229	337,350

(1)
Includes an impairment of long-lived assets loss of $95.6 million.

(2)
Includes goodwill impairment loss of $2.7 billion.

(3)
On December 6, 2001, we merged with SCI in a purchase business combination. The consolidated financial statements include the operating results of SCI from December 3, 2001, the accounting period close nearest to the acquisition date of December 6, 2001.

Consolidated Balance Sheet Data:

	As of Fiscal Year Ended
	2004	2003	2002	2001	2000
	(In thousands)
Cash and cash equivalents	$1,116,149	$1,043,850	$1,064,534	$567,649	$998,242
Net working capital	1,476,587	2,073,112	2,105,049	2,090,956	1,913,617
Total assets	7,546,636	7,390,902	7,518,057	3,640,331	3,835,600
Long-term debt	1,311,377	1,925,630	1,975,331	1,218,608	1,200,764
Stockholders' equity	3,354,711	3,323,254	3,414,715	1,840,980	1,758,793

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenues or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words "anticipate," "believe," "plan," "expect," "future," "intend," "may," "will," "should," "estimate," "predict," "potential," "continue" and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect. As a result of the factors described herein, and in the documents incorporated herein by reference, including, in particular, those factors described under "Factors Affecting Operating Results," we undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

Overview

        We are a leading independent global provider of customized, integrated electronics manufacturing services, or EMS. Our revenue is generated from sales of our services primarily to original equipment manufacturers, or OEMs, in the communications, personal and business computing, enterprise computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical and automotive industries. We also generate sales from our original design manufacturing, or ODM, products where we design and develop servers and storage systems targeted to major OEMs. Our engineering services mainly focus on high-end products and we provide end-to-end design capacities for printed circuit board design, backplane design, enclosure design, full system and final system design.

        As a result of the downturn in the electronics industry, demand for our manufacturing services declined significantly during our 2001, 2002, and 2003 fiscal years. The decrease in demand for manufacturing services by OEMs resulted primarily from reduced capital spending by communications service providers. Consequently, our operating results were adversely affected as a result of the deterioration in the communications market and the other markets that we serve. We have begun to see evidence of a recovery in certain markets that we serve and while we expect to continue seeing growth in these markets in the next few quarters, we cannot determine if this recovery will be sustained or if other markets that we serve will also recover.

        In response to the downturn in the electronics industry described above, we have initiated restructuring plans in recent years. Although we have begun to see evidence of a recovery in certain sectors of the electronics industry, in July 2004 we announced our phase three restructuring plan to further refine our overall cost structure and reduce operating costs in high cost locations. Under our phase three restructuring plan, we initially planned to incur restructuring charges of up to approximately $100 million, the majority of which we expected to incur in fiscal 2005. We are currently working toward finalizing the activities we will undertake pursuant to this plan and the associated costs. Total expected costs under our phase three plan could change as we refine our plans and cost estimates. Our restructuring plans were designed to reduce excess capacity and affected facilities across all services offered in our vertically integrated manufacturing organization. The majority of the restructuring charges recorded and expected to be recorded as a result of these plans relate to facilities located in North America and Europe, and in general, manufacturing activities at these plants were or are expected to be transferred to other facilities.

        A relatively small number of customers historically have been responsible for a significant portion of our net sales. Sales to our ten largest customers accounted for 69.3%, 68.5% and 65.8% of our net sales for fiscal 2004, 2003 and 2002, respectively, and our two largest customers, IBM and HP, each accounted for 10% or more of our net sales for fiscal 2004, 2003 and 2002.

        In recent periods, we have generated a more significant portion of our net sales from international operations. During fiscal 2004, 2003 and 2002, 72.7%, 69.6% and 55.8%, respectively, of our consolidated net sales were derived from non-U.S. operations. The continued shift toward international operations has resulted from overseas acquisitions and a desire on the part of many of our customers to move production to lower cost locations in regions such as Asia, Latin America and Eastern Europe. We expect this trend to continue.

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

        Historically, we have had substantial recurring sales from existing customers. We have also expanded our customer base through acquisitions. We typically enter into supply agreements with our major OEM customers. These agreements generally have terms ranging from three to five years and cover the manufacture of a range of products. Under these agreements, a customer typically agrees to purchase its requirements for particular products in particular geographic areas from us. These agreements generally do not obligate the customer to purchase minimum quantities of products. However, the customer typically remains liable for the cost of any materials and components that we have ordered to meet the customer's production forecast but which are not used, provided that the material was ordered in accordance with an agreed-upon procurement plan. These agreements typically contain provisions permitting cancellation and rescheduling of orders upon notice and subject, in some cases, to cancellation and rescheduling charges. Order cancellation charges typically vary by product type and depend upon how far in advance of shipment a customer notifies us of the cancellation of an order. In some circumstances our supply agreements with customers provide for cost reduction objectives during the term of the agreement.

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

  •
  Pricing pressures from OEMs due to the greater cost reduction focus of global OEMs;

  •
  Charges or write offs of excess and obsolete inventory that we are not able to charge back to a customer;

  •
  Pricing pressure on electronic components resulting from a downturn in the economic conditions in the electronics industry, with EMS companies competing more aggressively on cost to obtain new or maintain existing business; and

  •
  Our ability to transition manufacturing and assembly operations to lower cost regions in an efficient manner.

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

        Write offs or write downs of inventory arise from:

  •
  declines in the market value of inventory;

  •
  raw materials held for specific customers who are experiencing financial difficulty; and

  •
  changes in customer demand for inventory, such as cancellation of orders and our purchases of inventory beyond customer needs that result in excess quantities on hand and that we are not able to return to the vendor or charge back to the customer.

  Summary Results of Operations

        Net sales for fiscal 2004 increased by 17.8% to $12.2 billion from $10.4 billion in fiscal 2003. The increase in sales was primarily due to an increase in the sales to customers in the personal and business computing, communications and multimedia sectors of the electronic industry.

        The following table sets forth, for the periods indicated, key operating results (in thousands):

	Year Ended
	October 2, 2004	September 27, 2003	September 28, 2002
Net sales	$12,204,607	$10,361,434	$8,761,630
Gross profit	620,223	462,470	374,701
Operating income (loss)	105,701	(77,876)	(2,764,183)
Net income (loss)	(11,398)	(137,157)	(2,696,753)

  Key performance measures

        The following table sets forth, for the periods indicated, certain key performance measures that management utilizes to assess operating results:

	Three months Ended
	October 2, 2004	June 26, 2004	March 27, 2004	December 27, 2003
Days sales outstanding(1)	45	47	52	50
Inventory turns(2)	11.7	10.4	9.3	10.6
Accounts payable days(3)	48	51	58	58
Cash cycle days(4)	29	31	33	26
	Three months Ended
	September 27, 2003	June 28, 2003	March 29, 2003	December 28, 2002
Days sales outstanding(1)	52	52	54	50
Inventory turns(2)	10.6	9.6	8.6	9.0
Accounts payable days(3)	53	53	52	50
Cash cycle days(4)	33	38	45	41

(1)
Days sales outstanding is calculated as the ratio of average accounts receivable, net, for the quarter divided by average daily net sales for the quarter.

(2)
Inventory turns are calculated as the ratio of four times our cost of sales for the quarter divided by inventory, net, at period end.

(3)
Accounts payable days is calculated as the ratio of 365 days divided by accounts payable turns, in which accounts payable turns is calculated as the ratio of four times our cost of sales for the quarter divided by accounts payable at period end.

(4)
Cash cycle days is calculated as the ratio of 365 days divided by inventory turns plus days sales outstanding minus accounts payable days.

  Recent developments

        On October 26, 2004, we entered into a senior secured credit facility providing for a $500 million revolving credit facility (see Note 12 to the consolidated financial statements for further discussion).

        On October 26, 2004, we completed the acquisition of Pentex-Schweizer Circuits Limited, or Pentex, a printed circuit board fabrication provider with operations in China and Singapore. The acquisition of Pentex provides us with a solid foundation to support our customers' requirements in this region and with the opportunity to leverage our vertical integration strategy. The total purchase price was approximately $77.2 million, paid in cash.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate the process used to develop estimates for certain reserves and contingent liabilities, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.

        We believe the following critical accounting policies reflect our more significant judgments and estimates used in preparing our consolidated financial statements:

        Accounts Receivable and Other Related Allowances—We estimate product returns, warranty costs, and other adjustments related to current period net sales to establish related allowances. In making these estimates, we analyze the creditworthiness of our customers, past experience, changes in customer demand, and the overall economic climate in industries that we serve. If actual product returns, warranty claims or other adjustments differ significantly from our estimates, the amount of revenue or operating expenses we report would be affected. One of our most significant credit risks is the ultimate realization of our accounts receivable. This risk is mitigated by (i) sales to well-established companies, (ii) ongoing credit evaluation of our customers, and (iii) frequent contact with our customers, especially our most significant customers, which enables us to monitor current changes in business operations and to respond accordingly. To establish our allowance for doubtful accounts, we regularly estimate the credit risk associated with accounts receivable and consider concentrations of credit risks. We evaluate credit risk related to specific customers based on the current economic environment; however, we are not able to predict the inability of our customers to meet their financial obligations to us. Our largest customer represented 10% or more of our gross accounts receivable as of October 2, 2004. We believe the allowances that we have established are adequate under the circumstances; however, a change in the economic environment or a customer's financial condition could cause our estimates of allowances, and consequently the provision for doubtful accounts, to change.

        Inventories—We state inventories at the lower of cost (first-in, first-out method) or market value. We regularly evaluate the carrying value of our inventories. Cost includes labor, material and manufacturing overhead incurred for finished goods and work-in-process. The market value of our inventories is based on the projected average selling prices of the products we manufacture, less the estimated cost to complete and distribute such products, at the time we expect to sell these products. We estimate average selling prices for products based on current contract prices, industry information with respect to pricing trends, expected product introductions, analysis of additional industry capacity expected to be brought on-line, seasonal factors, general economic trends and other information. Estimating these average selling prices is a highly subjective process. Industry forecasts of future average selling prices have been unreliable at times, and we have difficulty accurately predicting future prices. We determine expected inventory usage based on demand forecasts received from our customers. When required, provisions are made to reduce excess inventories to their estimated net realizable values. Differences in forecasted average selling prices used in calculating adjustments based on the lower of cost and market price of the products we manufacture can have a significant effect on the estimated net realizable value of product inventories and consequently the amount of write down recorded. In addition, the ultimate realization of inventory carrying amounts is affected by our exposure related to changes in customer demand for inventory that our customers are not contractually obligated to purchase and raw materials held for specific customers who are experiencing financial difficulty. Inventory reserves are established based on forecasted demand, past experience with the specific customers, the ability to redistribute inventory to other programs or back to our suppliers, and the presence of contractual language obligating the customers to pay for the related inventory.

        Exit Costs—We recognize restructuring charges related to our plans to exit certain activities resulting from the identification of excess manufacturing and administrative facilities that we choose to close or consolidate. In connection with our exit activities, we record restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," Emerging Issues Task Force, or EITF, Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Where applicable, employee termination costs are recorded pursuant to SFAS No. 112, "Employer's Accounting for Postemployment Benefits." The recognition of restructuring charges requires us to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less sales costs, of property, plant and equipment to be disposed of. Management's estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained, and the utilization of the provisions are for their intended purposes in accordance with developed exit plans.

        Goodwill—Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. SFAS No. 142, "Goodwill and Other Intangible Assets," requires that companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step impairment analysis is then performed to measure the amount of impairment loss. The process of determining the fair value of our reporting units is subjective and requires management to exercise judgment in making assumptions and estimates related to cash flows and discount rates, among other things. During the fourth quarter of fiscal 2004, we performed the annual impairment test pursuant to SFAS No. 142 and no impairment loss was identified. Goodwill recorded on the Consolidated Balance Sheets as of October 2, 2004 and September 27, 2003 was approximately $2.3 billion and $2.2 billion, respectively. In response to changes in industry and market conditions, including actions of our customers, we could strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could change our estimates of the fair values of our reporting units, and, consequently, affect the outcome of our goodwill impairment tests.

        Impairment of Long-Lived Assets—We review long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting Sanmina-SCI's average cost of capital, or other appropriate method of determining fair value. The process of evaluating the potential impairment is subjective and requires management to exercise judgment in making assumptions and estimates related to future cash flows and discount rates. We may experience impairment charges in the future as a result of adverse changes in the electronics industry, customer demand and other market conditions, which may have a material adverse effect on our results of operations.

        Income Taxes—We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax asset is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the more likely than not criteria established by SFAS No. 109, "Accounting for Income Taxes." Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, or other factors. If our assumptions and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, impacting future income tax expense.

Results of Operations

Fiscal Years Ended October 2, 2004, September 27, 2003 and September 28, 2002

        The following table sets forth, for the fiscal years indicated, certain statement of operations data expressed as a percentage of net sales.

	Fiscal Year Ended
	October 2, 2004	September 27, 2003	September 28, 2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	94.9	95.5	95.7

Gross margin	5.1	4.5	4.3

Operating expenses:
Selling, general and administrative	2.7	3.0	3.2
Research and development	0.2	0.1	0.1
Amortization of intangibles	0.1	0.1	—
Goodwill impairment and write down of long-lived and intangible assets	—	0.9	30.5
Integration costs	—	0.1	—
Restructuring costs	1.2	1.0	2.0

Total operating expenses	4.2	5.2	35.8

Operating income (loss)	0.9	(0.7)	(31.5)
Interest income	0.2	0.2	0.3
Interest expense	(1.1)	(1.3)	(1.1)
Other income (expense)	(0.1)	(0.1)	0.2

Other income (expense), net	(1.0)	(1.2)	(0.6)

Income (loss) before income taxes and extraordinary item	(0.1)	(1.9)	(32.1)
Provision for (benefit from) income taxes	—	(0.6)	(1.3)

Income (loss) before extraordinary item	(0.1)	(1.3)	(30.8)
Extraordinary gain, net of tax	—	—	—

Net income (loss)	(0.1)%	(1.3)%	(30.8)%

        For comparability purposes, the following unaudited pro forma financial information presents the combined results of operations of Sanmina and SCI as if the merger with SCI had occurred as of the beginning of fiscal 2002, after giving effect to certain adjustments and related income tax effects.

Fiscal Year Ended September 28, 2002
(In thousands, except per share data)
Net sales	$10,037,396
Net income (loss)	(2,842,060)
Basic earnings (loss) per share	$(5.48)
Diluted earnings (loss) per share	$(5.48)

        The pro forma financial information above for fiscal 2002 includes charges of $101.1 million related to restructuring costs and $29.8 million in merger costs incurred by SCI during the first quarter of fiscal 2002 prior to its merger with Sanmina.

Net Sales

        Net sales in fiscal 2004 increased 17.8% to $12.2 billion from $10.4 billion in fiscal 2003. The increase in sales was primarily due to an increase in sales to customers in the personal and business computing, communications and multimedia sectors of the electronic industry. Expanded sales to customers in the medical, defense and industrial and semiconductor capital equipment sectors also contributed to the increase in net sales. The increased sales level was primarily attributable to new manufacturing programs and increased demand from our existing customers in these sectors as well as purchase business combinations. The increase in the personal and business computing sector was primarily attributable to the inclusion of a full year of sales resulting from the acquisition of certain personal and business computing operations of IBM during the second quarter of fiscal 2003. Sales to IBM in fiscal 2004 accounted for 28.4% of our consolidated net sales.

        Net sales in fiscal 2003 increased 18.3% to $10.4 billion from $8.8 billion in fiscal 2002. The increase in sales was primarily due to the inclusion of a full year of sales resulting from the merger with SCI, which was completed in December 2001, as well as from sales resulting from other purchase business combinations. Also contributing to increased sales in fiscal 2003 were sales to new customers under new manufacturing programs. Sales in fiscal 2003 were favorably impacted by increased sales to IBM resulting from the acquisition of certain international personal and business computing operations of IBM during the second quarter of fiscal 2003. As a result of sales attributable to this transaction as well as the January 2002 acquisition of IBM's NetVista desktop personal computer manufacturing operations, sales to IBM increased as a percentage of our consolidated net sales in fiscal 2003 as compared to fiscal 2002. Sales to IBM accounted for 28.8% of net sales in fiscal 2003 and 18.0% of net sales in fiscal 2002. The increase in net sales resulting from purchase business combinations and new customers and programs was partially offset by the continuing downturn in economic conditions worldwide that significantly impacted the electronics industry in general and the communications sector in particular during fiscal 2003. This downturn had a significant impact on our customers and their end markets. These economic conditions led to reduced demand for services provided by us and other EMS companies.

        The following summarizes net sales by geographic segment:

	Fiscal Year Ended
	October 2, 2004		September 27, 2003		September 28, 2002
	(In thousands)
Net sales:
Domestic	$3,336,940	27.3%	$3,150,340	30.4%	$3,875,001	44.2%
International	8,867,667	72.7	7,211,094	69.6	4,886,629	55.8

Total	$12,204,607	100.0%	$10,361,434	100.0%	$8,761,630	100.0%

        Domestic net sales in fiscal 2004 increased as compared to fiscal 2003 by 5.9% to $3.3 billion from $3.2 billion. International sales increased by 23.0% to $8.9 billion from $7.2 billion. The increase in domestic sales was primarily attributable to increased sales to customers of products manufactured domestically in the multimedia sector and purchase combinations completed in fourth quarter of fiscal 2003 and during fiscal 2004. Net sales from international operations, as a percentage of consolidated net sales, increased to 72.7% in fiscal 2004 from 69.6% in fiscal 2003, primarily attributable to increased sales to IBM under supply agreements entered into when we acquired certain personal and business computing manufacturing operations from IBM, as well as increased demand from our existing customers and the impact of the movement of manufacturing activities to lower cost international regions.

        Domestic net sales in fiscal 2003 decreased 18.7% to $3.2 billion from $3.9 billion in fiscal 2002 and international net sales increased 47.6% to $7.2 billion from $4.9 billion. As a result of the merger with SCI, management's desire to increase our global operations, and the general decline in the domestic electronics industry, a greater percentage of our fiscal 2003 and 2002 net sales were generated from international operations with the effect on fiscal 2003 being more pronounced given a full year of post SCI merger results in fiscal 2003.

Gross Margin

        Gross margins were 5.1% in fiscal 2004, 4.5% in fiscal 2003 and 4.3% in fiscal 2002. The increase in gross margin from fiscal 2003 to fiscal 2004 was primarily attributable to the positive effects of restructuring activities, cost reductions and improved operating results, particularly with respect to our printed circuit board fabrication activities. We expect gross margins to continue to fluctuate based on overall production and shipment volumes as well as changes in the mix of products demanded by our major customers. The increase in gross margin in fiscal 2003 compared with fiscal 2002 was primarily attributable to the positive effects of cost reductions and changes in product and customer mix.

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

  •
  Pricing pressures from OEMs due to the greater cost reduction focus of global OEMs;

  •
  Charges or write offs of excess and obsolete inventory that we are not able to charge back to a customer;

  •
  Pricing pressure on electronic components resulting from economic conditions in the electronics industry, with EMS companies competing more aggressively on cost to obtain new or maintain existing business; and

  •
  Our ability to transition manufacturing and assembly operations to lower cost regions in an efficient manner

        We have experienced fluctuations in gross margins in the past and may continue to in the future.

        We procure inventory based on specific customer orders and forecasts. Customers have limited rights of modification with respect to these orders. Correspondingly, customer modifications to orders affecting inventory previously procured by us (for example, cancellations or rescheduling of orders, as well as inventory that is highly customized and therefore not available for use by other customers) and our purchases of inventory beyond customer needs may result in excess and obsolete inventory for the related customers. Although we may be able to use some excess components and raw materials in our inventory for other products we manufacture, a portion of the cost of this excess inventory may not be returned to the vendors or recovered from customers. We also may not be able to recover the cost of obsolete inventory from vendors or customers. Due to increased competition, changes in product and customer mix, and product pricing terms negotiated as part of OEM divestiture transactions, we may continue to experience fluctuations in gross margins. Write offs or write downs of inventory could relate to:

  •
  declines in the market value of inventory;

  •
  raw materials held for specific customers who are experiencing financial difficulty; and

  •
  changes in customer demand for inventory, such as cancellation of orders and our purchases of inventory beyond customer needs that result in excess quantities on hand that we are not able to return to the vendor or charge back to the customer.

        Our practice is to dispose of excess and obsolete inventory as soon as practicable after such inventory has been identified as having no value. Sales of such inventory have not been significant and have not had a material impact on our gross margins to date.

Selling, General and Administrative

        Selling, general and administrative expenses were $335.0 million for fiscal 2004, $306.7 million for fiscal 2003, and $279.0 million for fiscal 2002. As a percentage of net sales, selling, general and administrative expenses were 2.7% for fiscal 2004, 3.0% for fiscal 2003, and 3.2% for fiscal 2002. While the level of general and administrative expense in terms of dollars increased in fiscal 2004 as compared to fiscal 2003 and in fiscal 2003 as compared to fiscal 2002, selling, general and administrative expenses as a percentage of sales decreased in fiscal 2004 and fiscal 2003 primarily as a result of having a higher level of net sales in the respective years. In addition, cost reduction programs and economies of scale contributed to reductions to certain expenses. In fiscal 2004, we received $2.3 million from the bankrupt estate of Metricom, Inc., a former customer that filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in July 2001. The amount is recorded as a reduction of bad debt expense. In the first half of fiscal 2004, the compensation committee of the Board of Directors approved awards of restricted stock to executive officers, directors and employees. The restricted stock awards vest after four years, except that certain shares of restricted stock may vest earlier if specified performance criteria are met. We recorded $7.2 million of compensation expense in selling, general and administrative expenses in fiscal 2004 relating to these restricted stock awards. We also recorded $2.4 million of selling, general and administrative expense in fiscal 2004 that is not expected to recur related to certain stock-based compensation charges.

        During fiscal 2003, we recorded selling, general and administrative expenses of $1.7 million relating to the reaudit of our 2001 and 2000 fiscal years, which did not occur in fiscal 2004 or fiscal 2002 and is not expected to recur. The reaudit was necessary in order for us to meet the requirement to provide audited historical consolidating guarantor financial information for these periods in connection with the exchange of our privately placed notes for registered notes pursuant to our exchange offer completed in July 2003. The reaudit was also necessary because our auditors during those years, Arthur Andersen LLP, have ceased operations. In addition, in fiscal 2003 we recorded the recovery of previously written off accounts receivable of approximately $6 million as a reduction of bad debt expense due to the collection of this receivable and further reduced bad debt expense by approximately $5 million during the year due to a significant improvement in the collection of past due balances and a further shift in concentration of our receivables to our top tier customers which represent large multinational companies with significantly less credit risk than smaller companies.

        Selling, general and administrative expenses as a percentage of net sales are anticipated to remain relatively constant, depending on sales volume and our business acquisition activity.

Research and Development

        Research and development expenses were $29.4 million for fiscal 2004, $15.0 million for fiscal 2003 and $8.6 million for fiscal 2002. As a percentage of net sales, research and development expenses were 0.2% for fiscal 2004 and 0.1% for fiscal 2003 and fiscal 2002. The increase in fiscal 2004 was largely due to our acquisition of Newisys, Inc., or Newisys, a developer of enterprise-class servers, during fiscal 2003. The Newisys team of hardware and software design engineers engages in research and development activities focused on developing server and storage systems targeted to major OEMs.

Goodwill Impairment and Write Down of Long-lived and Intangible Assets

        During the fourth quarter of fiscal 2004 and 2003, we performed our annual goodwill impairment test in accordance with SFAS No. 142 and concluded that no impairment of goodwill has occurred. During the fourth quarter of fiscal 2002, we recorded a goodwill impairment loss of $299.0 million for the domestic reporting unit and $2.4 billion for the international reporting unit, or a total of $2.7 billion. The impairment loss resulted from the extended decline in the electronics industry and the communications sector in particular, which reduced the estimated fair values of the reporting units below their respective carrying values. We cannot assure you that future goodwill impairment tests will not result in further impairment charges.

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

        During the fourth quarter of fiscal 2003 an evaluation under SFAS No. 144 indicated that the fair value of certain intangible assets and unamortized goodwill originally acquired as part of the June 2000 Hadco merger was less than their carrying value. Accordingly, we recorded an adjustment to write down $6.4 million of intangible assets. The fair value of the intangible assets at the time of the original acquisition by us was based on expected future cash flows to be generated from the assets based on the facts and circumstances that existed at the date the acquisition was completed. The Hadco customer relationship intangible asset was impaired in the quarter ended September 27, 2003 due to extended decline in economic conditions in the electronics industry and the resulting loss of business from a specific group of customers. As a result, based on future expected discounted cash flows from the customer base, we wrote down the carrying value of this Hadco intangible assets by $6.4 million in the fourth quarter of fiscal 2003.

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

        Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations when a liability is incurred. Accrued restructuring costs are included in "accrued liabilities" in the consolidated balance sheets. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 for fiscal 2003 and 2004:

	Employee Termination Benefits	Lease and Contract Termination Costs	Other Restructuring Costs	Impairment of Fixed Assets	Total
	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 28, 2002	$—	$—	$—	$—	$—
Charges to operations	5,959	10,323	597	8,085	24,964
Charges utilized	(2,089)	(8,861)	(597)	(8,085)	(19,632)

Balance at September 27, 2003	3,870	1,462	—	—	5,332
Charges to operations	59,076	11,186	18,890	18,079	107,231
Charges utilized	(45,618)	(9,677)	(18,848)	(18,079)	(92,222)
Reversal of accrual	(1,832)	(1,384)	—	—	(3,216)

Balance at October 2, 2004	$15,496	$1,587	$42	$—	$17,125

        In fiscal 2003, we approved actions pursuant to SFAS No. 146 to close and consolidate certain of our manufacturing facilities in North America and Europe as a result of the ongoing slowdown in the electronics industry. During fiscal year 2003, we recorded charges to operations of $6.0 million for termination benefits related to the involuntary termination of approximately 1,100 employees, and approximately $2.1 million of the charges had been utilized as of September 27, 2003. A total of approximately 880 employees had been terminated as of September 27, 2003. We also recorded charges to operations of $10.3 million for the termination of non-cancelable leases, lease payments for permanently vacated properties and other contract termination costs, and utilized $8.9 million related to these charges. We incurred charges to operations of $8.1 million during fiscal 2003 for the impairment of excess equipment at the vacated facilities, all of which were utilized as of September 27, 2003.

        During fiscal 2004, we recorded restructuring charges of approximately $107.2 million related to restructuring activities initiated after January 1, 2003. With the exception of $7.8 million of restructuring charges associated with our phase three restructuring plan announced in July 2004, these restructuring charges were incurred in connection with our phase two restructuring plan announced in October 2002. These charges included employee termination benefits of approximately $59.0 million, lease and contract termination costs of approximately $11.2 million, other restructuring costs of approximately $18.9 million, primarily costs incurred to prepare facilities for closure, and impairment of fixed assets of $18.1 million consisting of excess facilities and equipment to be disposed of. The employee termination benefits were related to the involuntarily termination of 2,000 employees, the majority of which were involved in manufacturing activities. Approximately $45.6 million of employee termination benefits were utilized during fiscal 2004 for the termination of approximately 1,900 employees. We also utilized $9.7 million of lease and contract termination costs and $18.8 million of the other restructuring costs during fiscal 2004. During fiscal 2004, we reversed approximately $1.8 million of accrued employee termination benefits and approximately $1.4 million of accrued lease costs due to revisions of estimates.

        Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations. Accrued restructuring costs are included in current liabilities—"accrued liabilities" and long-term liabilities—"other" in the consolidated balance sheets. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 and SFAS No. 112 for fiscal 2002, 2003 and 2004:

	Employee Severance and Related Expenses	Restructuring and Other Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 29, 2001	$7,731	$839	$36,545	$—	$45,115
Charges to operations	31,100	10,101	31,009	99,585	171,795
Charges utilized	(28,487)	(10,161)	(31,667)	(99,585)	(169,900)

Balance at September 28, 2002	10,344	779	35,887	—	47,010
Charges to operations	18,138	—	31,977	38,400	88,515
Charges utilized	(12,476)	(779)	(51,906)	(38,400)	(103,561)
Reversal of accrual	(6,267)	—	(1,468)	—	(7,735)

Balance at September 27, 2003	9,739	—	14,490	—	24,229
Charges to operations	8,205	—	35,730	3,500	47,435
Charges utilized	(9,667)	—	(28,279)	(3,500)	(41,446)
Reversal of accrual	(7,050)	—	(7,016)	—	(14,066)

Balance at October 2, 2004	$1,227	$—	$14,925	$—	$16,152

        The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

Fiscal 2002 Plans

        September 2002 Restructuring.    In September 2002, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities in North America, Europe and Asia as a result of the ongoing slowdown in the industry. In fiscal 2002 and 2003, we recorded charges to operations of $10.1 million for planned employee severance expenses related to the involuntary termination of approximately 800 employees, and utilized charges of approximately $5.8 million as a result of terminating 790 employees. In fiscal 2002 and 2003, we also recorded charges to operations of $22.3 million for the shutdown of facilities related to non-cancelable lease payments for permanently vacated properties and other associated costs, and utilized charges of $17.7 million related to the shutdown of these facilities. We also incurred charges to operations of $74.3 million in fiscal 2002 and 2003 related to the impairment of buildings and excess equipment and leasehold improvements at permanently vacated facilities.

        During fiscal 2004, we recorded charges to operations of approximately $1.9 million and utilized $2.6 million for employee severance expenses. Approximately 10 employees were terminated during fiscal 2004. During fiscal 2004, we also recorded charges to operations of approximately $26.7 million and utilized approximately $16.1 million for non-cancelable lease payments, lease termination costs and related costs for the shutdown of facilities. In addition, in fiscal 2004 we reversed approximately $3.6 million of accrued employee severance due to lower than anticipated payments at various plants and approximately $5.8 million of accrued facilities shutdown costs due to a change in use of the facilities or achieving greater sublease income than we anticipated. We also incurred charges to operations of $3.5 million related to the impairment of buildings and leasehold improvements at permanently vacated facilities in fiscal 2004. The closing of the plants discussed above as well as employee terminations and other related activities have been completed, however, the leases of the related facilities expire in 2009; therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

        October 2001 Restructuring.    In October 2001, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of our manufacturing facilities throughout North America and Europe as a result of the continued slowdown in the industry and economy worldwide. In fiscal 2002 and 2003, we recorded net charges to operations of $34.7 million for the expected involuntary termination of approximately 5,400 employees associated with these plant closures, and utilized charges of approximately $24.5 million as a result of terminating approximately 5,000 employees. We also incurred net charges to operations of $46.1 million in fiscal 2002 and 2003 for non-cancelable lease payments for permanently vacated properties and other costs related to the shutdown of facilities, and utilized approximately $44.2 million of these charges in fiscal 2002 and 2003. In fiscal 2003, we reversed accrued employee severance charges of $6.3 million and accrued lease cancellation charges of $700,000 due to lower than estimated settlement costs at three European sites. We also incurred and utilized charges to operations of $56.4 million in fiscal 2002 and 2003 related to the write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated.

        During fiscal 2004, we recorded charges to operations of approximately $5.2 million for employee severance costs and approximately $4.8 million for non-cancelable lease payments and other costs related to the shutdown of facilities. We utilized accrued severance charges of approximately $6.6 million and accrued facilities shutdown related charges of $3.7 million during fiscal 2004. During fiscal 2004, we reversed approximately $1.3 million of accrued severance and approximately $530,000 of accrued lease costs due to lower than expected payments at various sites. We have terminated all employees affected under this plan. The remaining accrued severance at October 2, 2004, of approximately $1.2 million is expected to be paid within the next 12 months. Manufacturing activities at the facilities affected by this plan ceased in fiscal year 2003 or prior; however, final payments of accrued costs may not occur until later periods.

Fiscal 2001 Plans

        Segerström Restructuring.    In March 2001, we acquired Segerström in a pooling of interests business combination and announced the restructuring plan. During fiscal years 2001 and 2002, we recorded net charges to operations of $5.7 million for the involuntary termination of 470 employee positions, and utilized $5.4 million of these charges in fiscal years 2001, 2002 and 2003. During those periods we also recorded charges to operations of $5.2 million related to the consolidation of facilities, of which $1.3 million was utilized in fiscal year 2001, 2002 and 2003. During fiscal 2004, we utilized approximately $300,000 of accrued severance charges. In addition, during fiscal 2004 we recorded charges to operations of approximately $103,000 and utilized approximately $818,000 with respect to the shutdown and consolidation of facilities. We also reversed $642,000 of accrued facilities shutdown costs due to lower than expected payments during fiscal 2004.

        July 2001 Restructuring.    In July 2001, we approved a plan to close and merge manufacturing facilities throughout North America and Europe as a result of the ongoing slowdown in the EMS industry. During fiscal 2001 and 2002, we recorded charges to operations of $24.0 million for severance costs for involuntary employee terminations, of which $22.7 million was utilized for the termination of approximately 3,800 employees during fiscal years 2001, 2002 and 2003. During those periods we recorded net charges to operations of $45.2 million for lease payments for permanently vacated properties and other costs related to the shutdown of facilities, of which $37.9 million was utilized during fiscal years 2001, 2002 and 2003. Also during fiscal 2001 and 2002 we recorded and utilized $7.3 million of asset related write-offs of equipment and leasehold improvements to permanently vacated properties. During fiscal 2003, we reversed accrued facilities costs of $768,000 due to the early termination of the related lease. During fiscal 2004, we recorded approximately $4.1 million and utilized approximately $7.7 million of accrued costs related to the shutdown of facilities. In addition, we recorded charges to operations of approximately $1.1 million, utilized $164,000 and reversed approximately $2.1 million of accrued severance due to lower than anticipated payments during fiscal 2004. Manufacturing activities at the plants affected by this plan had ceased by the fourth quarter of fiscal 2002; however, the leases of the related facilities expire between 2005 and 2010, therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

        Costs associated with restructuring activities related to purchase business combinations are accounted for in accordance with EITF 95-3. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired business. Accrued restructuring costs are included in "accrued liabilities" in the consolidated balance sheets.

Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 for fiscal 2002, 2003 and 2004:

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
	(In thousands)
	Cash	Cash	Non-cash
Balance at September 29, 2001	$—	$—	$—	$—
Additions to restructuring accrual	104,161	36,078	23,724	163,963
Accrual utilized	(64,207)	(12,519)	(19,643)	(96,369)

Balance at September 28, 2002	39,954	23,559	4,081	67,594
Additions to restructuring accrual	30,540	7,224	3,251	41,015
Accrual utilized	(36,516)	(16,164)	(7,332)	(60,012)
Reversal of accrual	(23,968)	(1,007)	—	(24,975)

Balance at September 27, 2003	10,010	13,612	—	23,622
Additions to restructuring accrual	10,858	—	6,024	16,882
Accrual utilized	(20,826)	(11,434)	(6,024)	(38,284)

Balance at October 2, 2004	$42	$2,178	$—	$2,220

        The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

        Other Acquisition-Related Restructuring Actions.    In fiscal 2003, as part of an insignificant business acquisition completed in December 2002, we closed an acquired manufacturing facility in Texas as of the acquisition date and transferred the business to an existing plant. We recorded and utilized total charges to the restructuring liability of $2.4 million relating to the closure of this plant. The charges consisted of $311,000 for salary related costs for employees participating in the closure of the plant and $2.1 million for excess equipment. In fiscal 2003, we also recorded charges to the restructuring liability of $7.5 million related to a manufacturing facility in Germany acquired in fiscal 2002. The charges consisted of severance costs for involuntary employee terminations of approximately 210 employees. We utilized $897,000 and $6.6 million of the accrued severance in fiscal 2003 and 2004 to terminate 145 and 60 employees, respectively. In addition, during fiscal 2004, we recorded charges to the restructuring liability of $10.9 million, and utilized $10.8 million, related to employee terminations at manufacturing facilities in Europe and Mexico acquired in fiscal 2003 due to the transfer of a portion of the manufacturing activities to an existing plant. The charges were related to the elimination of approximately 340 employees. We also recorded and utilized charges to the restructuring liability of approximately $6.0 million related to excess machinery and equipment to be disposed of.

        SCI Acquisition Restructuring.    In December 2001, we merged with SCI in a purchase business combination and formally changed our name to Sanmina-SCI Corporation. As part of the merger with SCI, we recorded charges to the restructuring liability of $119.6 million during fiscal years 2002 and 2003 consisting of planned involuntary employee termination costs for approximately 7,900 employees and utilized $92.1 million in charges with respect to the termination of those employees. During fiscal years 2002 and 2003, we also incurred net charges to the restructuring liability of $41.0 million for restructuring costs related to lease payments for permanently vacated properties and other costs, and utilized approximately $26.3 million of these charges. We also incurred charges to restructuring liability of $24.9 million of asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. During fiscal year 2003, we reversed a total of $24.0 million of accrued severance costs, approximately $18.4 million of which was due to lower than anticipated settlement costs at a major European manufacturing site, and approximately $5.6 million of which related to two plants that were not closed as initially planned due to a change in business requirements. We also reversed $1.0 million of accrued facilities shutdown costs due to lower than estimated costs at various sites. During fiscal 2004, we utilized a total of approximately $11.4 million of facilities-related accruals and $3.4 million accrued severance. The closing and consolidation of the plants discussed above as well as involuntary employees terminations were substantially completed in fiscal 2003, although final payments of certain accrued costs may not occur until later periods.

        Ongoing Restructuring Activities.    We continue to rationalize manufacturing facilities and headcount to better scale capacity to current market and operating conditions. In July 2004, we announced our phase three restructuring plan, which we initially expected to result in restructuring charges of up to approximately $100 million, the majority of which we expected to incur in fiscal 2005. We are currently working toward finalizing the activities we will undertake pursuant to this plan and the associated costs. Total expected costs under our phase three plan could change as we refine our plans and cost estimates. We undertook this smaller scale restructuring plan to further refine our overall cost structure and reduce operating costs in high cost locations. As initially planned, we expected approximately 70% of the charges to be cash charges and approximately 30% to be non-cash. At the conclusion of our phase three restructuring activities as initially planned, we expected to achieve reductions in non-cash and cash costs, including primarily depreciation and payroll and related benefits, totaling approximately $22 to $24 million per quarter.

        We also anticipate incurring restructuring charges in the first half of fiscal 2005 under our phase two restructuring plan which was approved by management in the fourth quarter of fiscal year 2002. Total restructuring costs under this plan are expected to be approximately $275.0 million, of which an aggregate of approximately $260.5 million was incurred in fiscal 2002, 2003 and 2004. The costs consist of both cash and non-cash charges. As of October 2, 2004, we had completed or commenced all restructuring actions contemplated under our phase two restructuring plan. However, certain costs cannot be recorded until future quarters in accordance with generally accepted accounting principles. As a result of our phase two restructuring plan, we expect to achieve reductions in non-cash and cash costs, including depreciation, payroll and related benefits, and rent expense. We expect our annual savings from this phase two restructuring plan to aggregate approximately $100 to $200 million, affecting cost of sales and selling, general and administrative expense. We began to realize benefits from these savings in the fourth quarter of fiscal 2002 fully realized the annual savings by the end of fiscal 2004.

        We plan to fund cash restructuring costs with cash flows generated by operating activities.

Interest Expense

        Interest expense in fiscal 2004 was relatively constant compared to fiscal 2003, at $132.8 million in fiscal 2004 and $130.3 million in fiscal 2003. Interest expense increased to $130.3 million in fiscal 2003 from $97.8 million in fiscal 2002, primarily due to higher debt balances as a result of the Refinancing in fiscal 2003 (see discussion of Refinancing under "Liquidity and Capital Resources" below).

Other Income (Expense)

        Other income (expense) was $(13.9) million in fiscal 2004, $(7.8) million in fiscal 2003 and $21.8 million in fiscal 2002. Other expense for fiscal 2004 was mainly comprised of a $15.5 million loss relating to our pro rata share of losses of an equity investee, offset partially by a gain on the sale of available for sale securities. Beginning in fourth quarter of fiscal 2004, the investee is consolidated due to our acquisition of the remaining equity interests on June 30, 2004. The components of other income (expense) in fiscal 2003 were primarily gains from repurchases of convertible debt, offset by losses from early repayment of debts, our pro rata share of the losses of an equity investee and foreign exchange losses.

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

Provision for (Benefit from) Income Taxes

        Our effective tax rate was (3.9)% during fiscal 2004, (30.8)% during fiscal 2003 and (4.2)% during fiscal 2002. The effective tax rate for fiscal 2004 is substantially lower than a blended statutory rate due primarily to the reduced tax benefit of certain losses and restructuring costs incurred by non-U.S. operations during fiscal 2004. Excluding the effect of restructuring charges, the effective tax rate for fiscal 2004 was approximately 28%.

        The effective tax rate for fiscal 2002 was lower than 2003 primarily due to the impact of the goodwill impairment charge in fiscal 2002, a significant portion of which is nondeductible for tax purposes. Excluding the effects of impairment and restructuring charges, the effective tax rate for fiscal 2003 and fiscal 2002 was approximately 33%, consistent with statutory rates.

Liquidity and Capital Resources

        Cash, cash equivalents and short-term investments were $1.1 billion at October 2, 2004 and September 27, 2003, including restricted cash of $25.5 million at October 2, 2004 and $137.8 million at September 27, 2003.

        We generated cash from operating activities of $193.8 million during fiscal 2004, $551.5 million during fiscal 2003, and $823.3 million during fiscal 2002. Cash provided by operating activities of $193.8 million in fiscal 2004 was primarily the result of improved working capital management as evidenced by reduced cash cycle days in fiscal 2004 as compared to fiscal 2003 (see Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview). Absent the improvement in cash cycle days, we would have consumed cash for operating activities in fiscal 2004 due to growth in sales and business activities as compared to fiscal 2003. The increase in accounts receivable in fiscal 2004 was reduced by an accounts receivable payment acceleration by a customer, resulting in a reduction of accounts receivable balance as of October 2, 2004 by $121.3 million. Cash provided by operating activities in fiscal 2003 was primarily generated by decreases in inventory and increases in accounts payable and other accrued liabilities and income tax accounts, offset by increases in accounts receivable. Working capital was $1.5 billion and $2.1 billion at October 2, 2004 and September 27, 2003, respectively.

        Cash provided by (used for) investing activities was $(125.6) million during fiscal 2004, $(207.2) million during fiscal 2003, and $305.3 million during fiscal 2002. The decrease in cash used for investing activities in fiscal 2004 compared to fiscal 2003 was primarily due to less cash being expended for business acquisitions and decreased purchases of short-term investments, offset by increased capital expenditures and purchases of long-term investments and decreased proceeds from maturities of short-term investments. During fiscal 2003, cash was used for investing activities compared to cash provided by investing activities during fiscal 2002. The decrease in cash provided by investing activities in fiscal 2003 was due to decreased proceeds from maturities of short-term investments. The effect of decreased proceeds from maturities of short-term investments was offset by increased proceeds from sale of assets, decreased purchases of short-term investments, decreased cash paid for business acquired and decreased capital expenditures.

        Cash provided by (used for) financing activities was $10.5 million during fiscal 2004, $(370.5) million during fiscal 2003 and $(633.8) million during fiscal 2002. Net cash provided by financing activities for fiscal 2004 primarily related to proceeds from the sale of common stock of $35.7 million, partially offset by payments of long-term debt and notes and credit facilities of $21.8 million and $3.4 million, respectively. During fiscal 2003, we repaid long-term debt of $324.5 million, lines of credit of $606.2 million and repurchased convertible notes of $442.0 million. These payments were offset by proceeds from notes and credit facilities of $988.5 million. During fiscal 2002, we made payments on long-term debt totaling $2.1 billion and used cash of $125.5 million for repurchases of convertible notes, as well as repurchases of our common stock of $116.3 million. These payments were offset by proceeds from notes and credit facilities of $1.6 billion.

        On December 23, 2002, we issued $750.0 million of 10.375% Senior Secured Notes due January 15, 2010 (the "Original Notes") in a private placement to qualified investors as part of a refinancing transaction ("Refinancing"). In July 2003, we completed an exchange offer pursuant to which substantially all of the Original Notes were exchanged for notes registered under the Securities Act of 1933, or the 10.375% Notes. The 10.375% Notes evidence the same debt as the Original Notes and are issued under and entitled to the benefits of the same indenture that governs the Original Notes except that they are not subject to transfer restrictions.

        The 10.375% Notes are fully and unconditionally guaranteed by substantially all of Sanmina-SCI's United States subsidiaries and are secured by a second priority security interest in substantially all of the personal property assets of Sanmina-SCI and its United States subsidiaries located in the United States, a pledge of the capital stock of substantially all of Sanmina-SCI's United States subsidiaries, a pledge of 65% of the capital stock of certain of Sanmina-SCI's first-tier foreign subsidiaries, and mortgages on certain domestic real estate. Sanmina-SCI may redeem the 10.375% Notes, in whole or in part, at anytime beginning on January 15, 2007 at a redemption price initially of 105.188%, declining to 102.594% on January 15, 2008 and 100.000% on January 15, 2009. Sanmina-SCI may also redeem the 10.375% Notes, in whole or in part, at any time prior to January 15, 2007 at a redemption price equal to the principal amount plus accrued interest to the redemption date plus a make-whole premium specified in the indenture. In the event of a change of control of Sanmina-SCI, Sanmina-SCI will be required to offer to repurchase the 10.375% Notes at a repurchase price of 101% of the principal amount plus accrued interest to the repurchase date. Before January 15, 2006, we may redeem up to a maximum of 35% of the aggregate principal amount of the 10.375% Notes in an amount not to exceed the net proceeds of one or more equity offerings, as defined in the indenture, at a redemption price equal to 110.375% of the principal amount plus accrued interest. The indenture includes covenants that, among other things, limit in certain respects Sanmina-SCI and its restricted subsidiaries from incurring debt, making investments and other restricted payments, paying dividends on capital stock, redeeming capital stock or subordinated obligations and creating liens. In the event that Sanmina-SCI obtains the investment grade rating specified in the indenture and certain other conditions are met, the collateral securing the 10.375% Notes will be permanently released, and Sanmina-SCI will no longer be required to comply with certain of the indenture covenants specified above for as long as Sanmina-SCI retains the investment grade rating specified in the indenture.

        We entered into interest rate swaps to hedge our mix of short-term and long-term interest rate exposures resulting from certain of our outstanding debt obligations. In fiscal 2003, we entered into an interest rate swap transaction with an independent third party related to the 10.375% Notes pursuant to which we pay the third party a variable rate and receive a fixed rate from the third party. The interest rate swap has a total notional amount of $525.0 million. Under the swap agreement, we pay an interest rate equal to the six-month LIBOR rate plus 5.6375%, determined semi-annually in arrears. In exchange, we receive a fixed interest rate of 10.375%. In addition, we entered into an interest rate swap transaction with the third party related to $225.0 million principal amount of the 10.375% Notes. Under this swap agreement, we pay an interest rate equal to the six-month LIBOR rate plus 5.62%, determined semi-annually in arrears. Taken together, the swap agreements effectively replace the fixed interest rate that we pay on our 10.375% Notes with variable interest rates. Both parties to the agreements have the right to terminate the agreements on or after January 15, 2007. The swaps were designated as fair value hedges under SFAS No. 133. Management believes that the interest rate swaps meet the criteria established by SFAS No. 133 for short cut accounting; therefore, no portion of the swaps are treated as ineffective.

        On October 26, 2004, we entered into a senior secured credit facility providing for a $500 million revolving credit facility, with a $150 million letter of credit sub-limit. The senior secured credit facility expires on October 26, 2007. Borrowing capacity under the senior secured credit facility will be limited to $250.0 million through January 31, 2005 unless we raise a specified amount of additional debt or equity capital and use or set aside the proceeds to repay our zero coupon subordinated debentures, and will decrease to $100.0 million in borrowings and up to $150 million in letters of credit after such date if we have not satisfied this additional financing condition. There are currently no loans or letters of credit outstanding under the senior secured credit facility.

        All of our existing and future domestic subsidiaries will guaranty the obligations under the credit facility, subject to some limited exceptions. Our obligations and the obligations of our subsidiaries under the credit facility are secured by substantially all of our assets; substantially all of the assets of substantially all of our United States subsidiaries located in the United States; a pledge of all capital stock of substantially all of our United States subsidiaries; a pledge of 65% of the capital stock of certain of our and our United States subsidiaries' first-tier foreign subsidiaries; and mortgages on certain domestic real estate.

        The Credit Agreement provides for the collateral to be released at such time as our 10.375% Notes have been paid in full, we have satisfied our obligations with respect to the Zero Coupon Subordinated Debentures described above, our long-term unsecured noncredit enhanced debt is rated not less than BB by Standard & Poor's and Ba2 by Moody's and we are in pro forma compliance with the financial covenants contained in the credit facility.

        The credit facility requires us to comply with a fixed charge coverage ratio and a ratio of total debt to EBITDA. Additionally, the credit facility contains numerous affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the credit facility contains negative covenants limiting the ability of us and our subsidiaries, among other things, to incur debt, grant liens, make acquisitions, make certain restricted payments, sell assets and enter into sale and lease back transactions. The events of default under the credit facility include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events.

  Contractual Obligations

        The following is a summary of our long-term debt, and capital and operating lease obligations and commitments as of October 2, 2004:

	Fiscal Year(s)
	Total	2005	2006-2007	2008-2009	After 2009
	(In thousands)
Long-term debt and capital lease obligations(1)	$1,921,123	$609,746	$530,004	$1,872	$779,501
Operating leases(2)	107,973	32,075	36,584	15,406	23,908

Total contractual obligations	$2,029,096	$641,821	$566,588	$17,278	$803,409

(1)
In September 2005, we will be required to repurchase up to $631.5 million accreted value of Zero Coupon Subordinated Debentures due 2020 if submitted for repurchase by the holders of these debentures at their option on the repurchase date. Accordingly, the accreted value of our Zero Coupon Subordinated Debentures due 2020 as of October 2, 2004 of $608.1 million is included in the fiscal 2005 maturities in the table above.

(2)
Future operating lease payments include the obligations for closed facilities (totaling approximately $18.6 million) which have been fully or partially accrued in restructuring costs.

        We also have outstanding firm purchase orders with certain suppliers for the purchase of inventory. These purchase orders are generally short-term in nature. Orders for standard, or catalog, items, can typically be canceled with little or no financial penalty. Our policy regarding non-standard or customized items dictates that such items are only ordered specifically for customers who have contractually assumed liability for the inventory. In addition, a substantial portion of the catalog items covered by our purchase orders were procured for specific customers based on their purchase orders or a forecast under which the customer has contractually assumed liability for such material. Accordingly, the amount of liability from purchase obligations under these purchase orders is not significant or meaningful.

        During fiscal year 2001, we acquired Segerstrom in a pooling of interests transaction that resulted in the acquisition of approximately 94% of the outstanding shares of Segerstrom. In accordance with Swedish law and business practice, we acquired the remaining 6% of the outstanding shares of Segerstrom through a compulsory acquisition process. During the fourth quarter of fiscal 2004, we concluded a settlement agreement with the remaining 6% shareholders with respect to the purchase price of those shares. A total of $33.8 million was paid to the remaining 6% shareholders, including $2.0 million classified as interest expense.

        Certain acquisition agreements that we entered into in connection with purchase business combinations may require us to pay additional consideration determined by the future performance of the acquired business. The total amount and likelihood of the payments are not determinable as of October 2, 2004.

        We provided guarantees to various third parties in the form of letters of credit and collateral accounts totaling $25.5 million as of October 2, 2004. These arrangements cover various guarantees including interest rate swap agreements and workers' compensation claims.

        Our future needs for financial resources include increases in working capital to support anticipated sales growth, investments in manufacturing facilities and equipment, and repayments of outstanding indebtedness. We have evaluated and will continue to evaluate possible business acquisitions within the parameters of the restrictions set forth in the agreements governing certain of our debt obligations. These possible business acquisitions could require substantial cash payments. Additionally, we anticipate incurring additional expenditures in connection with the integration of our recently acquired businesses and our restructuring activities. We expect to incur cash costs of approximately $10 million in future periods under our phase two restructuring plan. We also expect to incur cash costs in future periods pursuant to our phase three restructuring plan announced in July 2004. As initially planned, we expected to incur cash costs of $65 million in future periods. We are currently working toward finalizing the activities we will undertake pursuant to our phase three plan.

        We believe that our existing cash resources, together with cash generated from operations, will be sufficient to meet our working capital requirements for at least the next 12 months. Should demand for our products decrease over the next 12 months, cash provided by operations could be negatively impacted. We may seek to raise additional capital through the issuance of either debt or equity securities. Each of the indentures governing our 10.375% Notes and our senior secured credit facility include covenants that, among other things, limit in certain respects us and our subsidiaries from incurring debt, making investments and other restricted payments, paying dividends on capital stock, redeeming capital stock or subordinated obligations and creating liens. Our senior secured credit facility also requires us to comply with certain financial covenants. In addition to existing collateral and covenant requirements, future debt financing may require us to pledge assets as collateral and comply with financial ratios and covenants. Equity financing may result in dilution to stockholders.

        In fiscal 2005, we will be required to repurchase up to $631.5 million accreted value of Zero Coupon Subordinated Debentures due 2020, or Zero Coupon Debentures, if submitted for repurchase by the holders of these debentures at their option on the repurchase date of September 12, 2005. We may choose to pay the repurchase price in cash, in shares of our common stock valued at market price or in any combination of the two. We may redeem all or a portion of the Zero Coupon Debentures for cash at any time after September 12, 2005 at issue price plus accrued original issue discount through the date of redemption. Management is currently considering financing alternatives that include, but are not limited to, refinancing or restructuring a portion of our existing debt obligations through a variety of possible financing alternatives and issuing equity securities. We cannot assure you that we will be able to refinance or restructure our existing debt obligations or issue equity securities on favorable terms, if at all.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities (VIE)," (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaced FIN No. 46. Sanmina-SCI is required to apply FIN No. 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN No. 46R did not have a material impact on our financial position, results of operations or cash flows as we do not have any VIEs.

        In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of the disclosure requirements of EITF 03-01 did not have a material effect on our results of operations or financial condition.

        In December 2004, FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," which requires companies to recognize in the income statement grant date fair value of stock options and other equity-based compensation issued to employees. This statement supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," but does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. SFAS No. 123 (revised 2004) is effective as of the beginning of our fourth quarter of fiscal 2005 and it will likely have a material impact on our results of operations. We have not yet determined the impact that the statement will have on our financial condition and results of operations.

Quarterly Results (Unaudited)

        The following table contains selected unaudited quarterly financial data for the eight fiscal quarters in the period ended October 2, 2004. In management's opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not be considered indicative of the results to be expected from any future period.

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)(3)
	(In thousands, except percentages and per share amounts)
Net sales	$2,970,281	$2,862,386	$3,069,783	$3,302,157
Gross profit	141,191	145,099	158,523	175,410
Gross margin	4.8%	5.1%	5.2%	5.3%
Operating income (loss)	46,189	(31,461)	46,500	44,473
Operating margin (loss)	1.6%	(1.1)%	1.5%	1.3%
Net income (loss)	$15,769	$(43,856)	$11,351	$5,338

Basic net income (loss) per share	$0.03	$(0.09)	$0.02	$0.01

Diluted net income (loss) per share	$0.03	$(0.09)	$0.02	$0.01

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
	(In thousands, except percentages and per share amounts)
Net sales	$2,536,961	$2,443,553	$2,648,907	$2,732,013
Gross profit	108,957	104,723	119,636	129,154
Gross margin	4.29%	4.29%	4.52%	4.73%
Operating income (loss)	(12,433)	(18,042)	17,997	(65,398)
Operating margin (loss)	(0.49)%	(0.74)%	0.68%	(2.39)%
Net loss	$(7,509)	$(31,821)	$(12,174)	$(85,653)

Basic net loss per share	$(0.01)	$(0.06)	$(0.02)	$(0.17)

Diluted net loss per share	$(0.01)	$(0.06)	$(0.02)	$(0.17)

(1)
Includes an extraordinary gain of $3.6 million.

(2)
Includes an impairment of long-lived assets loss of $95.6 million.

(3)
Includes net charges relating to corrections made to certain account balances primarily relating to intercompany, accrued trade payables, and fixed asset account balances as well as a net benefit realized as a result of changes in estimates relating to certain liability balances, allowance for sales adjustments, and inventory reserves, all of which resulted in a net charge of approximately $760,000.

Factors Affecting Operating Results

We are exposed to general market conditions in the electronics industry which could have a material adverse impact on our business, operating results and financial condition.

        As a result of the downturn in the electronics industry, demand for our manufacturing services declined significantly during our 2001, 2002, and 2003 fiscal years. The decrease in demand for manufacturing services by OEMs resulted primarily from reduced capital spending by communications service providers. Consequently, our operating results were adversely affected as a result of the deterioration in the communications market and the other markets that we serve. Although we have begun to see evidence of a recovery in several markets that we serve, if capital spending in these markets does not continue to improve, or improves at a slower pace than we anticipate, our revenue and profitability will be adversely affected. In addition, even as many of these markets begin to recover, OEMs are likely to continue to be highly sensitive to costs and will likely continue to place pressure on EMS companies to minimize costs. This will likely result in continued significant price competition among EMS companies, and this competition will likely continue to affect our results of operations.

        We cannot accurately predict future levels of demand for our customers' electronics products. As a result of this uncertainty, we cannot accurately predict if the improvement in the electronics industry will continue. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows. In particular, if the economic recovery in the electronics industry does not demonstrate sustained momentum, and if price competition for EMS services continues to be intense, our operating results may be adversely affected.

If demand for our higher-end, higher margin manufacturing services does not improve, our future gross margins and operating results may be lower than expected.

        Before the economic downturn in the communications sector and before our merger with SCI Systems, Inc., sales of our services to OEMs in the communications sector accounted for a substantially greater portion of our net sales and earnings than in recent periods. As a result of reduced sales to OEMs in the communications sector, our gross margins have declined because the services that we provided to these OEMs often were more complex, thereby generating higher margins than those that we provided to OEMs in other sectors of the electronics industry. For example, a greater percentage of our net sales in recent periods has been derived from sales of personal computers. Margins on personal computers are typically lower than margins that we have historically realized on communication products. OEMs are continuing to seek price decreases from us and other EMS companies and competition for this business remains intense. Although the electronics industry has begun to show indications of a recovery, pricing pressure on EMS companies continues to be strong and there continues to be intense price competition for EMS services. This price competition could adversely affect our gross margins. If demand for our higher-end, higher margin manufacturing services does not improve in the future, our gross margins and operating results in future periods may be adversely affected.

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

  •
  the mix of products ordered by and shipped to major customers, as high volume and low complexity manufacturing services typically have lower gross margins than more complex and lower volume services;

  •
  the degree to which we are able to utilize our available manufacturing capacity;

  •
  our ability to effectively plan production and manage our inventory and fixed assets;

  •
  our ability to efficiently move manufacturing activities to lower cost regions;

  •
  pricing and other competitive pressures;

  •
  seasonality in customers' product requirements;

  •
  fluctuations in component prices;

  •
  political and economic developments in countries in which we have operations;

  •
  component shortages, which could cause us to be unable to meet customer delivery schedules; and

  •
  new product development by our customers.

        A portion of our operating expenses is relatively fixed in nature, and planned expenditures are based, in part, on anticipated orders, which are difficult to estimate. If we do not receive anticipated orders as expected, our operating results will be adversely impacted. Moreover, our ability to reduce our costs as a result of current or future restructuring efforts may be limited because consolidation of operations can be costly and a lengthy process to complete.

We may not be able to finance future needs or adapt our business plan to changes because of restrictions contained in the terms of our 10.375% Notes, and our senior secured credit facility.

        Our senior secured credit facility and the indenture for the 10.375% Notes contain various covenants that limit our ability to, among other things:

  •
  incur additional debt, including guarantees by us or our restricted subsidiaries;

  •
  make investments, pay dividends on our capital stock, or redeem or repurchase our capital stock or subordinated obligations, subject to certain exceptions;

  •
  create specified liens;

  •
  make capital expenditures;

  •
  sell assets;

  •
  make acquisitions;

  •
  create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

  •
  engage in transactions with affiliates;

  •
  engage in sale and leaseback transactions;

  •
  incur layered indebtedness; and

  •
  consolidate or merge with or into other companies or sell all or substantially all of our assets.

        Our ability to comply with covenants contained in the 10.375% Notes, the senior secured credit facility and agreements governing other debt to which we are or may become a party may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The senior secured credit facility requires us to comply with a fixed charge coverage ratio and a leverage ratio. Additional debt we incur in the future may subject us to further covenants.

        Our failure to comply with these covenants could result in a default under the agreements governing the relevant debt. In addition, if any such default is not cured or waived, the default could result in an acceleration of debt under our other debt instruments that contain cross acceleration or cross-default provisions, which could require us to repay or repurchase debt, together with accrued interest, prior to the date it otherwise is due and that could adversely affect our financial condition. If a default occurs under our senior secured credit facility, the lenders could cause all of the outstanding debt obligations under the senior secured credit facility to become due and payable, which could result in a default under the 10.375% Notes and could lead to an acceleration of these respective obligations. Upon a default or cross-default, the collateral agent, at the direction of the lenders under the senior secured credit facility could proceed against the collateral. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us.

An adverse change in the interest rates for our borrowings could adversely affect our financial condition.

        Interest to be paid by us on any borrowings under any of our credit facilities and other long-term debt obligations may be at interest rates that fluctuate based upon changes in various base interest rates. An adverse change in the base rates upon which our interest rates are determined could have a material adverse effect on our financial position, results of operations and cash flows.

We generally do not obtain long-term volume purchase commitments from customers, and, therefore, cancellations, reductions in production quantities and delays in production by our customers could adversely affect our operating results.

        We generally do not obtain firm, long-term purchase commitments from our customers. Customers may cancel their orders, reduce production quantities or delay production for a number of reasons. In the event our customers experience significant decreases in demand for their products and services, our customers may cancel orders, delay the delivery of some of the products that we manufacture or place purchase orders for fewer products than we previously anticipated. Even when our customers are contractually obligated to purchase products from us, we may be unable or, for other business reasons, choose not to enforce our contractual rights. Cancellations, reductions or delays of orders by customers would:

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

        Sales to our 10 largest customers accounted for 69.3% of our net sales in the fiscal year ended October 2, 2004 and our two largest customers, IBM and HP, accounted for 28.4% and 12.0%, respectively, of our net sales for that period. For fiscal 2003, IBM and HP accounted for approximately 28.8% and 9.6%, respectively, of our net sales. We depend on the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycles, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer would adversely affect our operating results. In December 2004, IBM announced that it was selling its personal computer business to Lenovo Group, Ltd., a China-based manufacturer of personal computers. A substantial portion of our sales to IBM relate to personal computer products. In the event that we are unable to enter into new supply agreements with Lenovo for the former IBM personal computer business, our net sales and operating results could be adversely affected. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in their business, consolidations or divestitures or for other reasons. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would adversely affect our operating results.

If our business declines or improves at a slower pace than we anticipate, we may further restructure our operations, which may adversely affect our financial condition and operating results.

        In July 2004, we announced our phase three restructuring plan, which we initially expected to result in restructuring charges of up to approximately $100 million. We are currently working toward finalizing the activities we will undertake pursuant to this plan and the associated costs. During the fourth quarter of fiscal 2004, we incurred $7.8 million of restructuring costs associated with this plan and initially expected to incur the majority of the remaining estimated costs in fiscal 2005. In addition, we anticipate incurring additional restructuring charges in the first half of fiscal 2005 under our phase two restructuring plan, which was approved by management in the fourth quarter of fiscal 2002. Our phase two restructuring plan is expected to total approximately $275.0 million of both cash and non-cash restructuring charges, of which an aggregate of approximately $260.5 million was incurred in fiscal 2002, 2003 and 2004. We cannot be certain as to the actual amount of these restructuring charges or the timing of their recognition for financial reporting purposes. We may need to take additional restructuring charges in the future if our business declines or improves at a slower pace than we anticipate or if the expected benefits of recently completed and currently planned restructuring activities do not materialize. These benefits may not materialize if we incur unanticipated costs in closing facilities or transitioning operations from closed facilities to other facilities or if customers cancel orders as a result of facility closures. If we are unsuccessful in implementing our restructuring plans, we may experience disruptions in our operations and higher ongoing costs, which may adversely affect our operating results.

We are subject to intense competition in the EMS industry, and our business may be adversely affected by these competitive pressures.

        The EMS industry is highly competitive. We compete on a worldwide basis to provide electronics manufacturing services to OEMs in the communications, personal and business computing, enterprise computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical and automotive industries. Our competitors include major global EMS providers such as Celestica, Inc., Flextronics International Ltd., Hon Hai (FoxConn), Jabil Circuit, Inc., and Solectron Corporation, as well as other EMS companies that often have a regional or product, service or industry specific focus. Some of these companies have greater manufacturing and financial resources than we do. We also face competition from current and potential OEM customers, who may elect to manufacture their own products internally rather than outsource the manufacturing to EMS providers.

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

        In the current economic climate, consolidation in the electronics industry may increase as companies combine to achieve further economies of scale and other synergies. Consolidation in the electronics industry could result in an increase in excess manufacturing capacity as companies seek to divest manufacturing operations or eliminate duplicative product lines. Excess manufacturing capacity has increased, and may continue to increase, pricing and competitive pressures for the EMS industry as a whole and for us in particular. Consolidation could also result in an increasing number of very large electronics companies offering products in multiple sectors of the electronics industry. The significant purchasing power and market power of these large companies could increase pricing and competitive pressures for us. If one of our customers is acquired by another company that does not rely on us to provide services and has its own production facilities or relies on another provider of similar services, we may lose that customer's business. Any of the foregoing results of industry consolidation could adversely affect our business.

Our failure to comply with applicable environmental laws could adversely affect our business.

        We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous substances and wastes in the ordinary course of our manufacturing operations. We also are subject to laws and regulations governing the recyclability of products, the materials that may be included in products, and the obligations of a manufacturer to dispose of these products after end users have finished using them. If we violate environmental laws, we may be held liable for damages and the costs of remedial actions and may be subject to revocation of permits necessary to conduct our businesses. We cannot assure you that we will not violate environmental laws and regulations in the future as a result of our inability to obtain permits, human error, equipment failure or other causes. Any permit revocations could require us to cease or limit production at one or more of our facilities, which could adversely affect our business, financial condition and operating results. Although we estimate our potential liability with respect to violations or alleged violations and reserve for such liability, we cannot assure you that any accruals will be sufficient to cover the actual costs that we incur as a result of these violations or alleged violations. Our failure to comply with applicable environmental laws and regulations could limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

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

        We are potentially liable for contamination at our current and former facilities, including those of the companies we have acquired. These liabilities include ongoing investigation and remediation activities at a number of sites, including our facilities located in Irvine, California, (a non-operating facility acquired as part of our acquisition of Elexsys); Owego, New York (a current facility of our Hadco subsidiary); Derry, New Hampshire (a non-operating facility of our Hadco subsidiary), and Fort Lauderdale, Florida (a former facility of our Hadco subsidiary). Currently, we are unable to anticipate whether any third-party claims will be brought against us for this contamination. We cannot assure you that third-party claims will not arise and will not result in material liability to us. In addition, there are several sites, including our facilities in Wilmington, Massachusetts; Clinton, North Carolina; Brockville, Ontario, and Gunzenhausen, Germany that are known to have groundwater contamination caused by a third party, and that third party has provided indemnity to us for the liability. Although we do not currently expect to incur liability for clean-up costs or expenses at any of these sites, we cannot assure you that we will not incur such liability or that any such liability would not be material to our business and operating results in the future.

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

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our operating results and financial condition.

        We are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws as well as other factors. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. Further, our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed our estimates, our income tax provision and operating results could be affected.

We are subject to risks arising from our international operations.

        We conduct our international operations primarily in Asia, Latin America, Canada and Europe and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 72.7% of our net sales from non-U.S. operations during the year ended October 2, 2004, and a significant portion of our manufacturing material was provided by international suppliers during this period. During fiscal 2003, we generated 69.6% of our net sales from non-U.S. operations. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

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
  earnings repatriation restrictions;

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

        In addition, during fiscal 2004, the decline in the value of the U.S. dollar as compared to the Euro and many other currencies has resulted in foreign exchange losses. To date, these losses have not been material to our results of operations. However, continued fluctuations in the value of the U.S. dollar as compared to Euro and other currencies in which we transact business could adversely affect our operating results.

We are subject to risks of currency fluctuations and related hedging operations.

        A portion of our business is conducted in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect our cost of sales, operating margins and revenues. We cannot predict the impact of future exchange rate fluctuations. In addition, certain of our subsidiaries that have non-U.S. dollar functional currencies transact business in U.S. dollars. We use financial instruments, primarily short-term foreign currency forward contracts, to hedge U.S. dollar and other currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. If these hedging activities are not successful or we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.

We may not be successful in implementing our acquisition strategy, and we may encounter difficulties in completing and integrating acquired businesses or in realizing anticipated benefits of acquisitions, which could adversely affect our operating results.

        We seek to undertake strategic transactions that give us the opportunity to access new customers, manufacturing and service capabilities, technologies and geographic markets, to lower our manufacturing costs and improve the margins on our product mix, and to further develop existing customer relationships. For example, we recently completed the acquisition of Pentex in order to provide lower cost printed circuit board manufacturing capacity in China. In addition, we will continue to pursue OEM divestiture transactions. Acquisitions may involve difficulties, including the following:

  •
  Integrating acquired operations and businesses;

  •
  Allocating management resources

  •
  Scaling up production and coordinating management of operations at new sites

  •
  Managing and integrating operations in geographically dispersed locations;

  •
  Maintaining customer, supplier or other favorable business relationships of acquired operations and terminating unfavorable relationships;

  •
  Integrating the acquired company's systems into our management information systems

  •
  Addressing unforeseen liabilities of acquired businesses

  •
  Lack of experience operating in the geographic market or industry sector of the business acquired

  •
  Improving and expanding our management information systems to accommodate expanded operations; and

  •
  Losing key employees of acquired operations.

        Any of these factors could prevent us from realizing the anticipated benefits of the acquisition, and our failure to realize these benefits could adversely affect our business and operating results. In addition, we may not be successful in identifying future strategic opportunities or in consummating any strategic transactions that we pursue on favorable terms, if at all. Although our goal is to improve our business and maximize stockholder value, any transactions that we complete may impair stockholder value or otherwise adversely affect our business and the market price of our stock. Moreover, any such transaction may require us to incur related charges, and may pose significant integration challenges and/or management and business disruptions, any of which could harm our operating results and business.

If we are unable to protect our intellectual property or infringe or are alleged to infringe upon intellectual property of others, our operating results may be adversely affected.

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

        We may become involved in litigation in the future to protect our intellectual property or because others may allege that we infringe on their intellectual property. The likelihood of any such claims may increase as we increase the ODM aspects of our business. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidate our proprietary rights. In addition, these lawsuits, regardless of their merits, likely would be time consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation alleging our infringement of a third-party's intellectual property also could force us or our customers to:

  •
  stop producing products that use the challenged intellectual property;

  •
  obtain from the owner of the infringed intellectual property a license to sell the relevant technology at an additional cost, which license may not be available on reasonable terms, or at all; and

  •
  redesign those products or services that use the infringed technology.

        Any costs we incur from having to take any of these actions could be substantial.

We and the customers we serve are vulnerable to technological changes in the electronics industry.

        Our customers are primarily OEMs in the communications, high-end computing, personal computing, aerospace and defense, medical, industrial controls and multimedia sectors. These industry sectors, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. If our customers are unable to develop products that keep pace with the changing technological environment, our customers' products could become obsolete, and the demand for our services could decline significantly. In addition, our customers may discontinue or modify products containing components that we manufacture, or develop products requiring new manufacturing processes. If we are unable to offer technologically advanced, easily adaptable and cost effective manufacturing services in response to changing customer requirements, demand for our services will decline. If our customers terminate their purchase orders with us or do not select us to manufacture their new products, our operating results could be adversely affected.

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

If we manufacture or design defective products, or if our manufacturing processes do not comply with applicable statutory and regulatory requirements, demand for our services may decline and we may be subject to liability claims.

        We manufacture products to our customers' specifications, and, in some cases, our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, medical devices that we manufacture, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the Food and Drug Administration. In addition, our customers' products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we manufacture or design may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or not in compliance with applicable statutory and regulatory requirements. In addition, we are also involved in product and component design, and as we seek to grow our original design manufacturer business, this activity as well as the risk of design defects will increase. Defects in the products we manufacture or design may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or design or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in liability claims against us. The magnitude of such claims may increase as we expand our medical, automotive, and aerospace and defense manufacturing services because defects in medical devices, automotive components, and aerospace and defense systems could seriously harm users of these products. Even if our customers are responsible for the defects, they may not, or may not have the resources to, assume responsibility for any costs or liabilities arising from these defects.

If we receive other than an unqualified opinion on the adequacy of our internal control over financial reporting as of October 1, 2005 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market price of our common stock.

        As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company's internal control over financial reporting. In addition, the independent registered public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal control over financial reporting. For example, in connection with the audit of our financial statements as of and for the year ended October 2, 2004, management and our independent registered public accounting firm identified a material weakness in our system of internal controls. This matter is discussed in additional detail in Item 9A., Controls and Procedures. While we intend to conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management's assessment or issue a qualified report.This couldresult in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

Recently enacted changes in the securities laws and regulations are likely to increase our costs.

        The Sarbanes-Oxley Act of 2002 that became law in July 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities and Exchange Commission and the Nasdaq National Market have promulgated new rules on a variety of subjects. Compliance with these new rules, particularly Section 404 of The Sarbanes-Oxley Act of 2002 regarding management's assessment of our internal control over financial reporting, has increased our legal and financial and accounting costs, and we expect these increased costs to continue indefinitely. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

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

        The table below presents carrying amounts and related average interest rates by year of maturity for our investment portfolio as of October 2, 2004:

	2005	2006	Total
	(In thousands, except percentages)
Cash equivalents and short-term investments	$512,733	$637	$513,370
Average interest rate	1.51%	1.11%	1.51%

        We have issued the 10.375% Notes with a principal balance of $750.0 million due in 2010. We entered into interest rate swap transactions to effectively convert the fixed interest rate to variable rates. The swap agreements, which expire in 2010, are accounted for as fair value hedges under SFAS No. 133. The aggregate notional amount of the swap transactions is $750.0 million. Under the terms of the swap agreements, we pay an interest rate equal to the six-month LIBOR rate plus 5.6375% for $525.0 million of principal and six-month LIBOR rate plus 5.62% on $225.0 million of principal. In exchange, we receive a fixed rate of 10.375%. At October 2, 2004, $13.0 million has been recorded in other noncurrent assets to record the fair value of the interest rate swap transactions, with a corresponding increase to the carrying value of the 10.375% Notes on the Consolidated Balance Sheet.

        As of October 2, 2004, we also have $14.0 million of revolving credit agreements and $8.0 million of other term loans at interest rates that fluctuate. The average interest rates for the quarter ended October 2, 2004 was 4.25% for the revolving credit agreements and 3.55% for other term loans.

Foreign Currency Exchange Risk

        We transact business in foreign countries. Our primary foreign currency cash flows are in certain Asian and European countries, as well as Australia, Brazil, Canada, and Mexico. We enter into short-term foreign currency forward contracts to hedge those currency exposures associated with certain assets and liabilities denominated in foreign currencies. At October 2, 2004, we had open forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $363.5 million. The net unrealized loss on the contracts at October 2, 2004 is not material and is recorded in accrued liabilities on the balance sheet. Market value gains and losses on forward exchange contracts are recognized in the Consolidated Statement of Operations as offsets to the exchange gains and losses on the hedged transactions. The impact of these foreign exchange contracts was not material to the results of operations for fiscal year 2004. We also utilize foreign currency forward and option contracts to hedge certain forecasted foreign currency sales and cost of sales, referred to as cash flow hedges. Gains and losses on these contracts related to the effective portion of the hedges are recorded in other comprehensive income until the forecasted transactions occur. Gains and losses related to the ineffective portion of the hedges are immediately recognized in the consolidated statement of operations. At October 2, 2004, we had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $35.3 million. The net unrealized loss on the contracts at October 2, 2004 is not material and is recorded in prepaid expenses and other on the consolidated balance sheet. The impact of these foreign exchange contracts was not material to the results of operations for fiscal year 2004.

Item 8. Financial Statements and Supplementary Data

        The information required by this item is incorporated by reference to the financial statements included in "Part IV—Item 15(a)(1)," the financial statement schedule included in "Part IV—Item 15(a)(2)" and the selected quarterly financial data included in "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results (Unaudited)."

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), are responsible for evaluating and attesting as to the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15 under the Securities Exchange Act of 1934. In connection with the audit of our consolidated financial statements for the year ended October 2, 2004, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of a company's internal controls, our management and our independent registered public accounting firm, KPMG LLP, reported to our audit committee the identification of a "material weakness" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2 ) in our internal controls.

        The material weakness identified related to: (1) inadequate preparation and insufficient review and analysis of certain financial statement account reconciliations primarily relating to intercompany account balances between consolidated entities and accrued trade payable balances, (2) absence of documented support for, and review of, certain manual accounting entries and consolidation adjustments and (3) lack of sufficient personnel with appropriate qualifications and training in certain key accounting roles and adherence to certain control disciplines within the accounting and financial reporting function. Management believes that the material weakness arose as a result of the Company's significant growth in recent years as a result of completing a substantial number of business combinations, which necessitated the conversion of multiple, disparate business processes and Enterprise Resource Planning ("ERP") systems into conformance with the Company's business processes and Oracle based ERP systems, and as a result of a substantial amount of business restructurings and management focus on integrating the operations of the acquired businesses while concurrently improving its operational efficiencies.

        In response to the material weakness, the Company instituted a number of corrective actions to insure that the financial information and other disclosures included in this report were complete and accurate in all material respects. Those actions included the implementation of certain reporting tools used in conjunction with the performance of the related account reconciliations and independent internal reviews of key account reconciliations. The Company believes that these efforts have addressed the material weakness that affected or could have affected our internal controls over financial reporting for our year ended October 2, 2004. The Company's management, including the CEO and CFO, has concluded that, except for the material weakness described above, and taking into account the efforts to address the material weakness, that as of October 2, 2004 our disclosure controls and procedures were designed and were functioning effectively so as to provide reasonable assurance that material information about us and our subsidiaries required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There are inherent limitations to the effectiveness of any controls system. A controls system, no matter how well designed and operated, cannot provide absolute assurance that its objectives are met, and no evaluation of controls can provide absolute assurance that all control issues and any instances of fraud, within a company will be detected. The Company intends to continue to improve and refine its internal controls. This process is ongoing, and the Company seeks to foster an exemplary internal control environment.

Changes in Internal Control Over Financial Reporting

        In response to the material weakness noted above, and in preparation for our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 which will be required as of the end of our fiscal 2005, the Company has already commenced the following additional corrective actions to remediate on an ongoing basis the material weakness:

  (1)
  The Company has begun planning the implementation of a global intercompany tracking and accounting module which will become an integral part of the Company's ERP system. Once implemented, this module will provide a system monitored and controlled business process that ensures that intercompany out of balance differences are minimized; and

  (2)
  The Company is currently implementing a tool that will prioritize, according to risk, all general ledger accounts and provide a mechanism to monitor every account to ensure that, among other things, the account is being reconciled on a timely basis, the reconciliation is being independently reviewed, that any reconciling items are cleared on a timely basis, and that the accuracy of the underlying supporting detail, or subledger, has been substantiated and independently reviewed.

        The Company will continue to evaluate the remediation efforts addressing the material weakness that was identified and will take all necessary action to correct the deficiencies identified. In addition, as part of the assessment of our internal controls that we will need to undergo during our 2005 fiscal year in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, we intend to continue to review, evaluate and strengthen our controls and processes. The Audit Committee of our Board of Directors is performing oversight of our implementation of enhancements and improvements to our internal controls, and our management is reporting to our Audit Committee on a regular basis regarding these matters. As a result of these activities, we intend to continue to refine and improve our internal controls on an ongoing basis.

        Other than the changes noted above, there have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are likely to materially effect, the Company's internal control over financial reporting.

Item 9B. Other Information

        Not applicable.

PART III

        Information called for by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with its 2005 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding the Company's executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

        The following financial statements are filed as part of this report:

2. Financial Statement Schedule

        The following financial statement schedule of Sanmina-SCI Corporation is filed as part of this report on Form 10-K and should be read in conjunction with the Financial Statements of Sanmina-SCI Corporation included in this Item 15:

Schedule II—Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

3. Exhibits

Refer to (b) below.

(b) Exhibits

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001
3.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.2(33)	Amended and Restated Bylaws of the Registrant, dated December 1, 2003.
4.2(6)
Preferred Stock Rights Agreement, dated as of May 17, 2001 between the Registrant and Wells Fargo National Bank, Minnesota, N.A., including the form of Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C.
4.4(7)	Indenture dated September 12, 2000, between the Registrant and Wells Fargo Bank, N.A. as Trustee.
4.5(8)	Subordinated Indenture dated March 15, 2000, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee ("Subordinated Indenture").

4.5.1(9)	Supplemental Indenture No. 1 to the Subordinated Indenture, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee.
4.5.2(5)	Supplemental Indenture No. 2 to the Subordinated Indenture, by and among SCI Systems, Inc., Sanmina Corporation, as Guarantor, and Bank One Trust Company, National Association, as Trustee.
4.7(25)	Indenture, dated as of December 23, 2002, among the Registrant, the Guarantors Party thereto and State Street Bank and Trust Company California, N.A., as trustee.
4.8(26)	Exchange and Registration Rights Agreement dated December 23, 2002 among the Registrant, the subsidiaries of the Registrant party thereto, and the Purchasers party thereto.
4.9(27)
Intercreditor Agreement, dated as of December 23, 2002, by and among, as second lien collateral trustees, LaSalle Business Credit, Inc., as collateral agent, State Street Bank and Trust Company of California, N.A. and each New First Lien Claimholder Representative which may become a party from time to time, and the Registrant.
4.10(28)
Sanmina-SCI Corporation Second Lien Collateral Trust Agreement, dated as of December 23, 2002, by and among the Registrant, the subsidiaries of the Registrant party thereto and State Street Bank and Trust Company of California, N.A., as second lien collateral trustee.
4.12
Credit and Guaranty Agreement, dated as of October 26, 2004, among the Registrant, certain Subsidiaries of the Registrant from time to time party thereto, various Lenders party thereto, Banc of America Securities LLC, as Syndication Agent, Citibank, N.A., as Collateral Agent, and Citicorp USA, Inc., as Administrative Agent.
10.2(10)	Amended 1990 Incentive Stock Plan.
10.3(11)	1993 Employee Stock Purchase Plan.
10.29(12)	1999 Stock Plan.
10.29.1(5)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.30(13)	1995 Director Option Plan.
10.31(14)	1996 Supplemental Stock Plan.
10.32(15)	Hadco Corporation 1998 Stock Plan, as Amended and Restated March 3, 1999.
10.33(16)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated July 1, 1998.
10.34(17)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated April 7, 1998.
10.35(18)	SCI Systems, Inc. 1994 Stock Option Incentive Plan.
10.36(19)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.37(20)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10.42(21)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.43(22)	Employment Agreement, dated July 13, 2001, between the Registrant, SCI Systems, Inc. and A. Eugene Sapp, Jr.
10.45(25)	Agreement and Plan of Reorganization, dated July 13, 2001 (as amended and restated), by and among the Registrant, Sun Acquisition Subsidiary, Inc. and SCI Systems, Inc.
10.49(5)	Deferred Compensation Plan for Outside Directors.
10.50(5)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.50.1(5)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).
10.51(29)	Executive Deferred Compensation Plan

10.52(30)	Amendment Agreement dated December 5, 2002 to the Employment Agreement dated September 30, 2001 between the Registrant, SCI Systems, Inc. and A. Eugene Sapp, Jr.
10.53(31)	2003 Employee Stock Purchase Plan.
10.54	Separation Agreement and Release, dated January 20, 2004, between the Registrant and Rick R. Ackel.
14.1(32)	Sanmina-SCI Corporation Code of Business Conduct and Ethics
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
31.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).
31.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1(24)	Sanmina-SCI Corporation Press Release issued April 18, 2002.

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant's Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission ("SEC") on December 24, 1996.

(2)
Incorporated by reference to Exhibit 3.1(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.

(3)
Incorporated by reference to Exhibit 3.1.3 to the Registrant's Report on Form 10-K for the fiscal year ended September 30, 2001, filed with the SEC on December 21, 2001.

(4)
Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4 filed with the SEC on August 10, 2001.

(5)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on December 4, 2002.

(6)
Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form 8-A filed with the SEC on May 25, 2001.

(7)
Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 filed with the SEC on November 20, 2000.

(8)
Incorporated by reference to Exhibit 2.2 to SCI Systems, Inc.'s Registration Statement on Form 8-A12B, SEC File No. 001-12821, filed with the SEC on March 9, 2000.

(9)
Incorporated by reference to Exhibit 4.1 to SCI Systems, Inc.'s Report on Form 8-K, SEC File No. 001-12821, filed with the SEC on April 5, 2000.

(10)
Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-K, SEC File No. 000-21272, filed with the SEC on December 29, 1994.

(11)
Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.

(12)
Incorporated by reference to Exhibit 4.3 to the Registrant's Report on Form S-8, filed with the SEC on May 25, 1999.

(13)
Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.

(14)
Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.

(15)
Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(16)
Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(17)
Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(18)
Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(19)
Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(20)
Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(21)
Incorporated by reference to Exhibit 10.42 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.

(22)
Incorporated by reference to Exhibit 10.40 to the Registrant's Registration Statement on Form S-4 filed with the SEC on August 10, 2001.

(23)
Incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 filed with the SEC on August 10, 2001.

(24)
Incorporated by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the SEC on April 23, 2002.

(25)
Incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(26)
Incorporated by reference to Exhibit 4.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(27)
Incorporated by reference to Exhibit 4.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(28)
Incorporated by reference to Exhibit 4.10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(29)
Incorporated by reference to Exhibit 10.51 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(30)
Incorporated by reference to Exhibit 10.52 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(31)
Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on April 23, 2003.

(32)
Incorporated by reference to Exhibit 14.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed December 9, 2003

(33)
Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed December 9, 2003

(c) Financial Statement Schedules

Refer to (a) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sanmina-SCI Corporation:

        We have audited the accompanying consolidated balance sheets of Sanmina-SCI Corporation and subsidiaries as of October 2, 2004 and September 27, 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended October 2, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15 (a) 2. These consolidated financial statements and related financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanmina-SCI Corporation and subsidiaries as of October 2, 2004 and September 27, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended October 2, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on September 30, 2001.

                        /s/ KPMG LLP

Mountain View, California
December 23, 2004

SANMINA-SCI CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	October 2, 2004	September 27, 2003
	(In thousands, except par value)
ASSETS:
Current assets:
Cash and cash equivalents	$1,116,149	$1,043,850
Short-term investments	12,518	39,138
Accounts receivable, net of allowances of $35,406 and $51,331 in 2004 and 2003, respectively	1,668,973	1,576,392
Inventories	1,064,518	977,799
Deferred income taxes	303,965	362,124
Prepaid expenses and other	96,523	109,862

Total current assets	4,262,646	4,109,165

Property, plant and equipment, net	782,642	902,868
Goodwill	2,254,979	2,223,422
Other assets	246,369	155,447

Total assets	$7,546,636	$7,390,902

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current portion of long-term debt	$609,746	$3,489
Accounts payable	1,630,833	1,506,998
Accrued liabilities	381,123	394,906
Accrued payroll and related benefits	164,357	130,660

Total current liabilities	2,786,059	2,036,053

Long-term liabilities:
Long-term debt, net of current portion	1,311,377	1,925,630
Deferred income tax liability	—	30,940
Other	94,489	75,025

Total long-term liabilities	1,405,866	2,031,595

Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $.01 par value, authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 1,000,000 shares, issued and outstanding 522,478 and 511,199 shares, respectively	5,420	5,304
Treasury stock, 18,827 and 18,847 shares, respectively, at cost	(188,607)	(188,618)
Additional paid-in capital	5,719,137	5,692,764
Other comprehensive income	32,690	16,335
Accumulated deficit	(2,213,929)	(2,202,531)

Total stockholders' equity	3,354,711	3,323,254

Total liabilities and stockholders' equity	$7,546,636	$7,390,902

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	October 2, 2004	September 27, 2003	September 28, 2002
	(In thousands, except per share amounts)
Net sales	$12,204,607	$10,361,434	$8,761,630
Cost of sales	11,584,384	9,898,964	8,386,929

Gross profit	620,223	462,470	374,701

Operating expenses:
Selling, general and administrative	334,986	306,734	279,002
Research and development	29,402	14,952	8,623
Amortization of intangibles	8,547	6,596	5,757
Goodwill impairment	—	—	2,670,000
Write down of long-lived assets	—	95,600	—
Integration costs	4,203	10,720	3,707
Restructuring costs	137,384	105,744	171,795

Total operating expenses	514,522	540,346	3,138,884

Operating income (loss)	105,701	(77,876)	(2,764,183)
Interest income	25,390	17,700	25,292
Interest expense	(132,809)	(130,263)	(97,833)
Other income (expense)	(13,863)	(7,768)	21,832

Other income (expense), net	(121,282)	(120,331)	(50,709)

Income (loss) before income taxes and extraordinary item	(15,581)	(198,207)	(2,814,892)
Provision for (benefit from) income taxes	(600)	(61,050)	(118,139)

Income (loss) before extraordinary item	(14,981)	(137,157)	(2,696,753)
Extraordinary gain, net of tax of $0 (Note 2)	3,583	—	—

Net income (loss)	$(11,398)	$(137,157)	$(2,696,753)

Basic and diluted earnings (loss) per share:
Income (loss) before extraordinary item	$(0.03)	$(0.27)	$(5.60)
Extraordinary gain, net of tax	0.01	—	—

Net income (loss)	$(0.02)	$(0.27)	$(5.60)

Shares used in computing per share amounts:
Basic	515,803	510,102	481,985
Diluted	515,803	510,102	481,985

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	October 2, 2004	September 27, 2003	September 28, 2002
	(In thousands)
Net income (loss)	$(11,398)	$(137,157)	$(2,696,753)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax benefit of $50 in fiscal 2004	(1,360)	703	(4,748)
Foreign currency translation adjustment	17,414	31,997	6,918
Minimum pension liability, net of tax of $2,836 in fiscal 2004	301	(6,060)	—

Comprehensive income (loss)	$4,957	$(110,517)	$(2,694,583)

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Additional Paid-in-Capital
			Treasury Stock
					Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Accumulated Deficit)
	Number of Shares	Amount	Number of Shares	Amount			Total
	(In thousands)
BALANCE AT SEPTEMBER 29, 2001	322,309	$1,269,189	(3,490)	$(45,892)	$(13,696)	$631,379	$1,840,980
Exercise of common stock options	1,166	8,390	—	—	—	—	8,390
Issuance of common stock under employee stock purchase plan	882	8,812	—	—	—	—	8,812
Conversion of subordinated debt	118	1,771	—	—	—	—	1,771
Cumulative translation adjustment	—	—	—	—	10,809	—	10,809
Unrealized loss on investments	—	—	—	—	(7,418)	—	(7,418)
Income tax benefit of disqualified dispositions	—	2,000	—	—	—	—	2,000
Issuance of common stock for SCI merger	200,623	4,389,991	(1,552)	(48,969)	—	—	4,341,022
Issuance of common stock for Viking merger	390	4,000	—	—	—	—	4,000
Deferred compensation, net of amortization		(3,811)	—	—	—	—	(3,811)
Repurchase of common stock	—	—	(13,838)	(95,400)	—	—	(95,400)
Other, net	(456)	313	—	—	—	—	313
Net loss	—	—	—	—	—	(2,696,753)	(2,696,753)

BALANCE AT SEPTEMBER 28, 2002	525,032	5,680,655	(18,880)	(190,261)	(10,305)	(2,065,374)	3,414,715
Exercise of common stock options	1,022	3,883	—	—	—	—	3,883
Issuance of common stock under employee stock purchase plan	3,992	9,702	—	—	—	—	9,702
Cumulative translation adjustment	—	—	—	—	31,997	—	31,997
Unrealized gain on investments	—	—	—	—	703	—	703
Minimum pension liability in excess of plan assets	—	—	—	—	(6,060)	—	(6,060)
Income tax benefit of disqualified dispositions	—	1,351	—	—	—	—	1,351
Amortization of deferred compensation	—	2,477	—	—	—	—	2,477
Repurchase of common stock	—	—	(22)	(89)	—	—	(89)
Retirement of treasury stock	—	—	55	1,732	—	—	1,732
Net loss	—	—	—	—	—	(137,157)	(137,157)

BALANCE AT SEPTEMBER 27, 2003	530,046	5,698,068	(18,847)	(188,618)	16,335	(2,202,531)	3,323,254
Exercise of common stock options	3,670	16,437	—	—	—	—	16,437
Issuance of common stock under employee stock purchase plan	4,392	19,243	—	—	—	—	19,243
Issuance of restricted stock	3,507	—	—	—	—	—	—
Segerstrom 6% shares settlement (Note 5)	—	(31,780)	—	—	—	—	(31,780)
Cumulative translation adjustment	—	—	—	—	17,414	—	17,414
Unrealized loss on Investments	—	—	—	—	(1,360)	—	(1,360)
Minimum pension liability in excess of plan assets	—	—	—	—	301	—	301
Income tax benefit of disqualified dispositions	—	9,751	—	—	—	—	9,751
Amortization of deferred compensation	—	12,843	—	—	—	—	12,843
Retirement of treasury stock	—	—	20	11	—	—	11
Other	(310)	(5)	—	—	—	—	(5)
Net loss	—	—	—	—	—	(11,398)	(11,398)

BALANCE AT OCTOBER 2, 2004	541,305	$5,724,557	(18,827)	$(188,607)	$32,690	$(2,213,929)	$3,354,711

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	October 2, 2004	September 27, 2003	September 28, 2002
	(In thousands)
Cash Flows from operating activities:
Net income (loss)	$(11,398)	$(137,157)	$(2,696,753)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	190,904	222,600	249,572
Restructuring costs	21,579	46,485	99,585
Provision (benefit) for doubtful accounts	(3,776)	(11,682)	(1,421)
Deferred compensation	12,312	114	(402)
Deferred income taxes	(57,373)	(46,541)	27,682
Tax benefit of disqualified dispositions	9,751	1,351	2,000
Loss on disposal of property and equipment	4,428	25,969	9,322
Loss from investment in 50% or less owned companies	15,526	6,351	4,512
Gain from repurchase and repayment of debts	—	(4,204)	(54,493)
Gain from extraordinary item	(3,583)	—	—
Write-off of cost method investments	—	—	23,284
Goodwill impairment	—	—	2,670,000
Write down of long-lived assets	—	95,600	—
Other, net	250	1,783	5,154
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(71,640)	(150,286)	114,747
Account receivable securitization	—	—	(211,013)
Inventories	(61,107)	214,048	777,186
Prepaid expenses and other assets	18,683	19,105	10,703
Accounts payable and accrued liabilities	63,006	144,972	(161,147)
Income tax accounts	66,282	122,947	(45,199)

Cash provided by operating activities	193,844	551,455	823,319

Cash Flows from investing activities:
Purchases of short-term investments	(57,593)	(90,982)	(488,652)
Proceeds from maturities of short-term investments	82,853	151,687	1,202,903
Purchases of long-term investments	(12,903)	(500)	—
Purchases of property, plant and equipment	(87,198)	(70,747)	(92,991)
Cash paid for businesses acquired, net	(78,475)	(223,748)	(319,941)
Proceeds from sale of property, plant and equipment	27,667	27,100	3,973

Cash provided by (used for) investing activities	(125,649)	(207,190)	305,292

Cash Flows from financing activities:
Payments on line of credit, net	—	(606,192)	—
(Payments of) proceeds from notes and credit facilities, net	(3,396)	988,535	1,643,482
Repurchase of convertible notes	—	(441,965)	(125,466)
Payments of long-term debt	(21,779)	(324,510)	(2,052,967)
Proceeds from sale of common stock, net of issuance costs	35,680	13,585	17,545
Repurchase of common stock	—	—	(116,344)

Cash provided by (used for) financing activities	10,505	(370,547)	(633,750)

Effect of exchange rate changes	(6,401)	5,598	2,024
Increase (decrease) in cash and cash equivalents	72,299	(20,684)	496,885
Cash and cash equivalents at beginning of year	1,043,850	1,064,534	567,649

Cash and cash equivalents at end of year	$1,116,149	$1,043,850	$1,064,534

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization of Sanmina-SCI

        Sanmina-SCI Corporation ("Sanmina-SCI," "we," "us," or the "Company") was incorporated in Delaware in 1989 to acquire its predecessor company, which had been in the printed circuit board and backplane business since 1980. On December 6, 2001, we merged with SCI Systems, Inc. ("SCI"), in a purchase business combination whereby SCI was merged into a wholly owned subsidiary (see Note 7). Sanmina-SCI is a leading independent global provider of customized, integrated electronics manufacturing services, or EMS. We provide these services to original equipment manufacturers, or OEMs, primarily in the communications, personal and business computing, enterprise computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical and automotive industries. Sanmina-SCI's services consist primarily of product design and engineering, including initial development, detailed design, preproduction services and manufacturing design, volume manufacturing of complete systems, components and subassemblies, final system assembly and test, direct order fulfillment and logistic services and after-market product service and support. System components and subassemblies that we manufacture include volume and high-end printed circuit boards, backplanes and backplane assemblies, enclosures, cable assemblies, precision machine components, optical modules and memory modules. As of October 2, 2004, we manufacture products in approximately 100 decentralized plants, consisting of more than 74 electronics assembly facilities, six printed circuit board fabrication facilities, four cable assembly facilities, 18 enclosure assembly facilities, as well as other specialized manufacturing facilities, located both domestically and internationally. In addition, our global technology solutions group has operations in 19 design and new product introduction centers located in 11 countries. Our domestic plants are located in key electronics industry centers including Silicon Valley, Southern California, New England, Texas, Northern Alabama, the Research Triangle Park area, New York, as well as in several other locations. Internationally, we have plants in Australia, Latin America (Brazil and Mexico), Canada, Western Europe (United Kingdom, Ireland, France, Germany, Spain, Sweden, and Finland), Eastern Europe (Hungary), Israel and Asia (Peoples' Republic of China, Indonesia, Japan, Malaysia, Singapore, and Thailand). In addition to these facilities, we have invested in strategic joint ventures and may make additional strategic investments in the future.

Note 2. Summary of Significant Accounting Policies

        Fiscal Year.    Sanmina-SCI operates on a 52 or 53-week year ending on the Saturday nearest September 30. Accordingly, the 2002 fiscal year ended on September 28, the 2003 fiscal year ended on September 27, and the 2004 fiscal year ended on October 2. All general references to years relate to fiscal years unless otherwise noted.

        Principles of Consolidation.    The consolidated financial statements include the accounts of Sanmina-SCI and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

        Foreign Currency Translation.    For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported as a separate component of stockholders' equity. Remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other income (expense) in the accompanying consolidated statements of operations.

        Derivative Instruments and Hedging Activities.    Sanmina-SCI accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of SFAS 133" and SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." In accordance with these standards, every derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in stockholders' equity as a separate component of accumulated other comprehensive income (loss) and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in fair value of cash flow hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. Sanmina-SCI conducts business on a global basis in several currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. Sanmina-SCI uses various derivatives, such as foreign currency forward contracts and foreign currency option contracts, to reduce foreign exchange risks. Sanmina-SCI's objective in holding derivatives is to minimize the volatility of earnings and cash flows associated with changes in foreign currency. Derivatives are not used for trading or speculative purposes.

        Sanmina-SCI enters into short-term foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less. At October 2, 2004 and September 27, 2003, Sanmina-SCI had open forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $363.5 million and $460.0 million, respectively. The net unrealized loss on the contracts at October 2, 2004 is not material and is recorded in accrued liabilities on the Consolidated Balance Sheets. Market value gains and losses on forward exchange contracts are recognized in the Consolidated Statement of Operations as offsets to the exchange gains and losses on the hedged transactions. The impact of these foreign exchange contracts was not material to the results of operations for fiscal 2004, 2003 and 2002.

        During fiscal 2004, Sanmina-SCI also utilized foreign currency forward and option contracts to hedge certain forecasted foreign currency sales and cost of sales referred to as cash flow hedges and these contracts typically expire within 12 months. Gains and losses on these contracts related to the effective portion of the hedges are recorded in other comprehensive income until the forecasted transactions occur. When the contracts expire, any amounts recorded in comprehensive income are reclassified to earnings. Gains and losses related to the ineffective portion of the hedges are immediately recognized in the Consolidated Statement of Operations. At October 2, 2004, Sanmina-SCI had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $35.3 million. The net unrealized loss on the contracts at October 2, 2004 is not material and is recorded in prepaid expenses and other on the Consolidated Balance Sheet. The impact of these foreign exchange contracts was not material to the results of operations for fiscal year 2004.

        Sanmina-SCI entered into interest rate swaps with a total notional amount of $750.0 million to hedge its mix of short-term and long-term interest rate exposures resulting from certain of its outstanding debt obligations. The swaps were designated as fair value hedges under SFAS No. 133. At October 2, 2004 and September 27, 2003, $13.0 million and $20.1 million, respectively, has been recorded in other noncurrent assets to record the fair value of the interest rate swap transactions, with a corresponding increase to the carrying value of the long-term debt.

        Sanmina-SCI's foreign exchange forward and option contracts expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. Sanmina-SCI minimizes such risk by limiting its counterparties to major financial institutions. Management does not expect material losses as a result of default by counterparties.

        Management Estimates and Uncertainties.    The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements relate to the allowances for accounts receivable, reserves for inventory, restructuring costs, environmental matters, determining the realizability of deferred tax assets, determining fair values of reporting units for purposes of goodwill impairment tests and determining fair value of long-lived assets for purposes of impairment tests. Actual results could materially differ from these estimates.

        Financial Instruments and Concentration of Credit Risk.    Financial instruments consist of cash and cash equivalents, short-term investments, foreign currency forward and option contracts, interest rate swap agreements, accounts receivable, accounts payable and short- and long-term debt obligations. With the exception of certain of our long-term debt obligations, the fair value of these financial instruments approximates their carrying amount as of October 2, 2004 and September 27, 2003 due to the nature of or the short maturity of those instruments. The estimated fair values of certain of our long-term debt obligations, based on quoted market prices, as of October 2, 2004 are as follows:

	Carrying Amount	Fair Value
	(In thousands)
10.375% Senior Secured Notes	$750,000	$875,625
Zero Coupon Convertible Subordinated Notes due 2020	608,092	606,102
3% Convertible Subordinated Notes due 2007	520,818	499,985

        Financial instruments that potentially subject Sanmina-SCI to credit risk consist of cash and cash equivalents, short-term investments and trade accounts receivable. Sanmina-SCI maintains the majority of its cash, cash equivalents and short-term investment balances with recognized financial institutions which follow Sanmina-SCI's investment policy. Sanmina-SCI has not experienced any significant losses on these investments to date. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) sales to well-established companies, (ii) ongoing credit evaluation of its customers, and (iii) frequent contact with our customers, especially our most significant customers, thus enabling Sanmina-SCI to monitor current changes in business operations and to respond accordingly. Sanmina-SCI generally does not require collateral for sales on credit. Sanmina-SCI considers these concentrations of credit risks in establishing its allowance for doubtful accounts and management believes these allowances are adequate.

        Sales to the following customers, expressed as a percentage of consolidated net sales, and the percentage of gross accounts receivable for each customer, were as follows:

	Percentage of Net Sales Year Ended			Percentage of Gross Accounts Receivable As of
	October 2, 2004	September 27, 2003	September 28, 2002	October 2, 2004	September 27, 2003
IBM	28.4%	28.8%	18.0%	35.8%	29.8%
HP	12.0%	9.6%	15.8%	*	11.6%

*
Amount was less than 10% of total

        For all derivative transactions, Sanmina-SCI is exposed to counter party credit risk to the extent that counter parties may not be able to meet their obligations to Sanmina-SCI. To manage the counter party risk, Sanmina-SCI limits its derivative transactions to those with recognized financial institutions. Sanmina-SCI does not expect to experience any material adverse financial consequences as a result of default by Sanmina-SCI's counter parties.

        Cash and Cash Equivalents.    Sanmina-SCI considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At October 2, 2004, and September 27, 2003, cash and cash equivalents includes $25.5 million and $137.8 million, respectively, of restricted cash and cash equivalents, primarily relating to accounts collateralizing letters of credit.

        Supplemental cash flow information for the fiscal years ended October 2, 2004, September 27, 2003 and September 28, 2002 is as follows:

	October 2, 2004	September 27, 2003	September 28, 2002
	(In thousands)
Cash paid during the year for:
Interest	$90,739	$96,860	$79,465

Income taxes (refunds received)	$(11,254)	$(147,500)	$(124,529)

Non-cash financing and investing information:
Conversion of subordinated notes to equity	$—	$—	$1,771

Common stock issued for acquisitions	$—	$—	$4,393,991

Acquisition of property, plant and equipment with long-term investments	$—	$52,850	$—

        Short-Term Investments.    Sanmina-SCI's investments are classified as available for sale and are recorded at their fair value, as determined by quoted market prices, with unrealized holding gains or losses classified as a separate component of stockholders' equity. Upon sale of the investments, any previously unrealized holding gains or losses are recognized in results of operations. The specific identification method is used to determine the cost of securities sold. Realized gains and losses were not material for fiscal 2004 and 2003. As of October 2, 2004, the difference between the aggregate fair value and cost basis was a net immaterial unrealized loss. The value of Sanmina-SCI's investments by major security type is as follows:

	As of October 2, 2004
	Amortized Cost	Aggregate Fair Value	Unrealized Gain	Unrealized Loss
	(In thousands)
U.S. government and agency securities	$19,231	$19,226	$—	$(5)
State and municipal securities	4,500	4,500	—	—
U.S. corporate and bank debt	489,644	489,643	—	(1)

	$513,375	$513,369	$—	$(6)

	As of September 27, 2003
	Amortized Cost	Aggregate Fair Value	Unrealized Gain	Unrealized Loss
	(In thousands)
U.S. government and agency securities	$29,582	$29,589	$9	$(2)
State and municipal securities	12,450	12,450	—	—
U.S. corporate and bank debt	287,784	287,790	10	(4)

	$329,816	$329,829	$19	$(6)

        Investments with unrealized losses at October 2, 2004 primarily related to our U.S. Treasury and agency securities. The fair value and related unrealized loss at October 2, 2004 of the U.S. Treasury and agency securities were $19.2 million and approximately $5,000, respectively. These investments have been in a loss position for less than 12 months. Market values were determined for each individual security in the investment portfolio. The declines in value of these investments is primarily related to changes in interest rates and are considered to be temporary in nature.

        As of October 2, 2004 and September 27, 2003, approximately $21.0 million and $36.7 million, respectively, of the total cash and cash equivalents balance consists of investments in debt securities. As of October 2, 2004, securities with a fair value of $505.5 million mature within one year and $7.8 million mature beyond one year; however, as management has the ability and intent to hold these securities for less than one year, all of these securities are being classified as short-term.

        Long-Term Investments.    In fiscal 2001, Sanmina-SCI obtained a 49.9% ownership interest in INBOARD, the remainder of which was owned by Siemens AG. INBOARD is a manufacturer of complex printed circuit boards and is located in Germany. This investment was accounted for using the equity method of accounting until the fourth quarter of fiscal 2004 when Sanmina-SCI acquired the remaining 50.1% ownership interest from Siemens AG. Prior to the fourth quarter of fiscal 2004, Sanmina-SCI recorded this investment on the consolidated balance sheet in long-term investments and its share of INBOARD's earnings or losses as other income (expense) on the consolidated statements of operations. Sanmina-SCI received a cash payment from Siemens AG related to the acquisition of Siemens AG's 50.1% ownership interest, resulting in an extraordinary gain of $3.6 million after allocation of the purchase price to the fair values of the assets and liabilities acquired. The fair values of the liabilities assumed exceeded the fair value of assets acquired.

        Sanmina-SCI also has various minority equity investments in nonpublic companies that are carried at the lower of cost or estimated fair value. Sanmina-SCI monitors these investments for impairment and records appropriate reductions in carrying values when necessary. In the fourth quarter of fiscal 2002, as a result of a periodic review of the value of Sanmina-SCI's investments in private companies, management determined that the carrying amount of certain investments was not recoverable and, accordingly, wrote off these investments, totaling approximately $23.3 million.

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

	As of
	October 2, 2004	September 27, 2003
	(In thousands)
Raw materials	$673,815	$617,847
Work-in-process	189,077	208,247
Finished goods	201,626	151,705

Total	$1,064,518	$977,799

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

	As of
	October 2, 2004	September 27, 2003
	(In thousands)
Machinery and equipment	$1,521,809	$1,424,441
Furniture and fixtures	27,261	11,840
Leasehold improvements	51,516	60,231
Land and buildings	615,494	571,149

	2,216,080	2,067,661
Less: Accumulated depreciation and amortization	(1,475,607)	(1,230,492)

	740,473	837,169
Construction in progress	42,169	65,699

Net property, plant and equipment	$782,642	$902,868

        Exit Costs.    Sanmina-SCI recognizes restructuring charges related to its plans to exit certain activities resulting from the identification of excess manufacturing and administrative facilities that it chooses to close or consolidate. In connection with its exit activities, Sanmina-SCI records restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," Emerging Issues Task Force, or EITF, Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Where applicable, employee termination costs are recorded pursuant to SFAS No. 112, "Employer's Accounting for Postemployment Benefits." Fixed assets that are written off or impaired as a result of restructuring plans are typically held for sale or scrapped. The remaining carrying value of such assets was not material at October 2, 2004 and September 27, 2003. The recognition of restructuring charges requires Sanmina-SCI's management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less selling costs, of property, plant and equipment to be disposed of. Management's estimates of future liabilities may change, requiring Sanmina-SCI to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, Sanmina-SCI evaluates the remaining accrued balances to ensure their adequacy, that no excess accruals are retained, and the utilization of the provisions are for their intended purposes in accordance with developed exit plans.

        Impairment of Long-Lived Assets.    Sanmina-SCI reviews long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of

Long-Lived Assets." An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Sanmina-SCI assesses the recoverability of its long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting Sanmina-SCI's average cost of capital, or other appropriate method of determining fair value.

        During the fourth quarter of fiscal 2003, evaluations under SFAS No. 144 indicated that the fair value of certain intangible assets and unamortized goodwill originally acquired as part of the June 2000 Hadco merger was less than their carrying value. Accordingly, Sanmina-SCI recorded an adjustment to write down $6.4 million of intangible assets. The fair value of the intangible assets at the time of the original acquisition by Sanmina-SCI was based on expected future cash flows to be generated from the assets based on the facts and circumstances that existed at the date the acquisition was completed. The customer relationship was impaired in the quarter ended September 27, 2003 due to extended decline in electronics industry and the resulting loss of business from a specific group of customers. As a result, based on future expected discounted cash flows from the customer base, Sanmina-SCI recorded a write down to the carrying value of customer relationships of $6.4 million in the fourth quarter of fiscal 2003. In addition, Sanmina-SCI recorded an impairment loss relating to property and equipment of approximately $65.1 million for the domestic reporting unit and $24.1 million for the international reporting unit in connection with the impairment tests pursuant to SFAS No. 144. Due to the continued weakness in the electronic industry, particularly in the communications sector, and the capital intensive nature of Sanmina-SCI's printed circuit board and enclosure manufacturing operations, it was determined that a triggering event occurred and an impairment test was performed pursuant to SFAS No. 144. The results indicated that an impairment of long-lived assets occurred and the assets were written down to fair value. Fair value was determined using the cost approach which measures the value of an asset by the cost to reconstruct or replace it with another of like utility. The impairment loss was primarily related to equipment and buildings.

        Goodwill and Intangibles.    Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. SFAS No. 142, "Goodwill and Other Intangible Assets," requires that companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. Sanmina-SCI adopted SFAS No. 142 on September 30, 2001 and evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. During the fourth quarter of fiscal 2004 and 2003, Sanmina-SCI performed its annual impairment test pursuant to SFAS No. 142 and no impairment loss was identified for those fiscal years. During the fourth quarter of fiscal 2002, Sanmina-SCI recorded an impairment loss of $299.0 million for the domestic reporting unit and $2.4 billion for the international reporting unit, or a total of $2.7 billion in connection with the annual impairment test. The impairment loss resulted from the extended decline in the electronics industry and the communications sector in particular, which reduced the estimated fair values of the reporting units below the respective carrying values.

        Total goodwill acquired during fiscal 2002 relates primarily to the SCI merger, which represented $4.3 billion of additions to goodwill. The purchase price for the SCI merger was determined in July 2001. In connection with this acquisition, goodwill was assigned to the domestic and international reporting units expected to benefit from synergies of the combination in accordance with paragraphs 34 and 35 of SFAS No. 142. Specifically, goodwill was assigned based on the proportionate estimated fair values of the revenue producing assets acquired. This calculation resulted in approximately 30% of the SCI goodwill being allocated to the domestic reporting unit and approximately 70% being allocated to the international reporting unit, which was consistent with one of Sanmina-SCI's primary reasons for merging with SCI, to increase the global footprint of the Company.

        The more significant decline in the estimated fair value of the international unit was due to several factors, one of which was the overall decline in business due to deteriorating economic conditions. Pro forma net sales for fiscal 2002, giving effect to the SCI merger as if it had occurred at the beginning of the fiscal year, were approximately $10 billion, which was 23% lower than pro forma net sales for fiscal 2001 of approximately $13 billion. One of the benefits of the merger was to increase the global footprint of the combined Company. At the time of the SCI merger, it was anticipated that there would be greater growth in the international reporting unit. As a result, the significant and broadening downturn in the electronics industry that occurred subsequent to merger with SCI, including working capital assumptions, had a more dramatic impact on the fair value of the international reporting unit. The factors described above all contributed to a more dramatic decline in the fair value of the international reporting unit as compared to the domestic reporting unit from the date of the SCI merger on December 6, 2001 to the annual impairment test in the fourth quarter of fiscal 2002.

        There can be no assurance that future goodwill impairment tests will not result in further impairment charges.

        Sanmina-SCI has determined that there are two reporting units: international and domestic. Goodwill information for each reporting unit is as follows:

	As of September 27, 2003	Additions to Goodwill	Adjustments to Goodwill	As of October 2, 2004
	(In thousands)
Segments:
Domestic	$1,228,154	$13,351	$(20,099)	$1,221,406
International	995,268	1,742	36,563	1,033,573

Total	$2,223,422	$15,093	$16,464	$2,254,979

        Adjustments to goodwill primarily represent purchase price allocation adjustments related to business combinations.

        Sanmina-SCI has certain identifiable intangible assets that are subject to amortization. Intangible assets are included in "Deposits and other" in the consolidated balance sheets. The components of intangible assets are as follows:

	As of October 2, 2004			As of September 27, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable Intangibles	$74,788	$(38,897)	$35,891	$65,658	$(30,350)	$35,308

        Intangible asset amortization expense for the years ended October 2, 2004, September 27, 2003 and September 28, 2002 was approximately $8.5 million, $6.6 million and $5.8 million, respectively.

        Estimated annual amortization expense for intangible assets at October 2, 2004 is as follows:

Fiscal Years:	(In thousands)
2005	$7,956
2006	6,572
2007	6,358
2008	6,358
2009	4,990
Thereafter	3,657

$35,891

        Revenue Recognition.    Sanmina-SCI generally recognizes revenue at the point of shipment to its customers, under the contractual terms which in general are FOB shipping point or when services have been performed. Sanmina-SCI also derives revenues from sales of certain inventory, including raw materials, to customers who reschedule, amend or cancel purchase orders after Sanmina-SCI has procured inventory to fulfill their purchase orders. Title to the product or the inventory transfers upon shipment and the customer's assumption of the risks and rewards of ownership of the product. In some cases, Sanmina-SCI will recognize revenue upon receipt of shipment by the customer or at its designated location. Except in specific circumstances, there are no formal customer acceptance requirements or further Sanmina-SCI obligations to the product or the inventory subsequent to shipment. In specific circumstances in which there are such customer acceptance requirements or further Sanmina-SCI obligations, revenue is recognized at the point of formal acceptance and upon completion of obligations. Provisions are made for estimated warranty costs, sales returns and adjustments.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on Sanmina-SCI's results of operations or financial condition.

        In December 2003, the SEC issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 supercedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to revise or rescind accounting guidance contained in SAB 101; specifically to be consistent with Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Otherwise, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on Sanmina-SCI's financial position, results of operations or cash flows.

        Warranty Reserve.    Sanmina-SCI establishes a warranty provision on shipped products based on individual manufacturing contract requirements and past warranty experience. Each period end the balance is reviewed to ensure its adequacy. Accrued warranty reserves at October 2, 2004 and September 27, 2003 were less than one percent of total current liabilities.

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

        Accumulated other comprehensive income (loss), net of tax as applicable, consists of the following:

	Year Ended
	October 2, 2004	September 27, 2003
	(In thousands)
Foreign currency translation adjustment	$38,410	$20,995
Unrealized holding gains on investments	39	1,400
Minimum pension liability	(5,759)	(6,060)

Total accumulated other comprehensive income (loss)	$32,690	$16,335

        Income Taxes.    Sanmina-SCI provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability method whereby deferred tax assets and liabilities are recognized for differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.

        Earnings Per Share.    Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the years ended October 2, 2004, September 27, 2003, and September 28, 2002, 20,112,918, 30,454,412, and 36,737,598 potentially dilutive shares from the conversion of the convertible subordinated debt and after-tax interest expense of $44.4 million, $36.7 million, and $62.0 million, respectively, were not included in the computation of diluted earnings (loss) per share because to do so would be anti-dilutive. Stock options with exercise prices greater than the average fair market price for a period, which are defined as anti-dilutive, are not included in the diluted earnings (loss) per share calculations because of their anti-dilutive effect (see Note 9). For fiscal years 2004, 2003, and 2002, 57,143,973, 43,335,722, and 50,942,033 stock options respectively, were anti-dilutive and excluded from the diluted (loss) per share calculation due to either the exercise prices being greater than the average fair market price or due to Sanmina-SCI incurring net losses in each of these fiscal years. Contingently issuable stock, such as restricted stock, is included in the diluted earnings (loss) per share calculations unless anti-dilutive. For fiscal year 2004, 529,633 shares of restricted stock were anti-dilutive and therefore excluded from the diluted (loss) per share calculation. The following table sets forth the calculation of basic and diluted earnings per share:

	Year Ended
	October 2, 2004	September 27, 2003	September 28, 2002
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(11,398)	$(137,157)	$(2,696,753)

Denominator:
Weighted average shares—basic	515,803	510,102	481,985
Effect of dilutive potential common shares	—	—	—

Weighted average number of shares—diluted	515,803	510,102	481,985

Net income (loss) per share—basic	$(0.02)	$(0.27)	$(5.60)
Net income (loss) per share—diluted	$(0.02)	$(0.27)	$(5.60)

        Sanmina-SCI recorded an extraordinary gain of $3.6 million in fiscal 2004. Excluding the extraordinary gain, the basic and diluted net loss per share for fiscal 2004 is $(0.03).

        Stock-Based Compensation.    SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"), and provide pro forma net income and earnings per share disclosures for employee stock compensation as if the fair-value-based method defined in SFAS No. 123 had been applied. Sanmina-SCI continues to apply the provisions of APB 25 and provide the pro forma disclosures with respect to its stock-based compensation plans in accordance with the provisions of SFAS Nos. 123 and 148.

        Sanmina-SCI uses the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the company's net income (loss) and earnings (loss) per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the fair value of stock options granted. The assumptions used for fiscal years ended October 2, 2004, September 27, 2003 and September 28, 2002 are presented below:

	Year Ended
Stock Options	October 2, 2004	September 27, 2003	September 28, 2002
Volatility	75%	75%	95%
Risk-free interest rate	3.44%	2.95%	3.34%
Dividend yield	0%	0%	0%
Expected lives (management and directors) beyond vesting	1.39 years	1.47 years	1.1 years
Expected lives (employees) beyond vesting	1.39 years	0.78 years	0.6 years
	Year Ended
Employee Stock Purchase Plan	October 2, 2004	September 27, 2003	September 28, 2002
Volatility	75%	75%	95%
Risk-free interest rate	3.44%	2.95%	3.34%
Dividend yield	0%	0%	0%
Expected lives beyond vesting	0.5 years	0.5 years	0.5 years

        Sanmina-SCI has several stock option plans which are described in Note 9. Sanmina-SCI accounts for its stock option plans and employee stock purchase plan in accordance with APB Opinion No. 25 and related interpretations. Had compensation cost for all plans been determined consistent with SFAS Nos. 123 and 148, Sanmina-SCI's net income (loss) and earnings (loss) per share would have been the following pro forma amounts:

	Year Ended
	October 2, 2004	September 27, 2003	September 28, 2002
	(In thousands, except per share amounts)
Net income (loss):
As reported	$(11,398)	$(137,157)	$(2,696,753)
Stock based employee compensation expense included in reported net loss, net of tax	12,349	1,709	—
Stock-based employee compensation expense determined under fair value method, net of tax	(59,898)	(55,373)	(66,924)

Pro forma net income (loss)	$(58,947)	$(190,821)	$(2,763,677)

Basic earnings (loss) per share:
As reported	$(0.02)	$(0.27)	$(5.60)
Pro forma	$(0.11)	$(0.37)	$(5.73)
Diluted earnings (loss) per share:
As reported	$(0.02)	$(0.27)	$(5.60)
Pro forma	$(0.11)	$(0.37)	$(5.73)

        Recent Accounting Pronouncements.    In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities (VIE)," (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaced FIN No. 46. Sanmina-SCI is required to apply FIN No. 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN No. 46R did not have a material impact on Sanmina-SCI's financial position, results of operations or cash flows as Sanmina-SCI does not have any VIEs.

        In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-01 did not have a material effect on Sanmina-SCI's results of operations or financial condition.

        In December 2004, FASB issued SFAS No. 123 (revised 2004) "Share-based Payment," which requires companies to recognize in the income statement grant date fair value of stock options and other equity-based compensation issued to employees. This statement supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," but does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. SFAS No. 123 (revised 2004) is effective as of the beginning of Sanmina-SCI's fourth quarter of fiscal 2005 and it will likely have a material impact on Sanmina-SCI's results of operations. Sanmina-SCI has not yet determined the impact that the statement will have on its financial condition and results of operations.

        Reclassifications.    Sanmina-SCI has reclassified certain prior year information to conform to the current year's presentation.

Note 3. Long-Term Debt

        Long-term debt and revolving credit agreements consist of the following:

	As of
	October 2, 2004	September 27, 2003
	(In thousands)
10.375% Senior Secured Notes due 2010	$750,000	$750,000
Zero Coupon Convertible Subordinated Debentures due 2020	608,092	584,473
3% Convertible Subordinated Notes due 2007	520,818	519,064
Revolving Credit Agreements	14,040	17,554
Obligations under capital leases with interest rates ranging from 7.0% to 15.85%	861	1,998
Other long-term debt due through January 2014, at rates ranging from 4.9% to 10.0%	14,326	35,891
Other	12,986	20,139

Total	1,921,123	1,929,119
Less: current portion	(609,746)	(3,489)

Total long-term debt	$1,311,377	$1,925,630

        Refinancing.    On December 23, 2002, Sanmina-SCI issued $750.0 million of 10.375% Senior Secured Notes due January 15, 2010 (the "Original Notes") in a private placement to qualified investors as part of a refinancing transaction pursuant to which Sanmina-SCI also entered into a $275.0 million senior secured credit facility (the "Credit Facility"). A portion of the net proceeds of the Original Notes and Credit Facility was used to repay all outstanding amounts under an existing three-year revolving credit facility and to repurchase all outstanding receivables sold under an existing receivables securitization facility. These transactions are referred to collectively as the Refinancing. In July 2003, Sanmina-SCI completed an exchange offer pursuant to which substantially all of the Original Notes were exchanged for notes registered under the Securities Act of 1933, or the 10.375% Notes. The 10.375% Notes evidence the same debt as the Original Notes and are issued under and entitled to the benefits of the same indenture that governs the Original Notes except that they are not subject to transfer restrictions.

        The 10.375% Notes are fully and unconditionally guaranteed by substantially all of Sanmina-SCI's United States subsidiaries and are secured by a second priority security interest in substantially all of the personal property assets of Sanmina-SCI and its United States subsidiaries located in the United States, a pledge of the capital stock of substantially all of Sanmina-SCI's United States subsidiaries, a pledge of 65% of the capital stock of certain of Sanmina-SCI's first-tier foreign subsidiaries, and mortgages on certain domestic real estate. Sanmina-SCI may redeem the 10.375% Notes, in whole or in part, at anytime beginning on January 15, 2007 at a redemption price initially of 105.188%, declining to 102.594% on January 15, 2008 and 100.000% on January 15, 2009. Sanmina-SCI may also redeem the 10.375% Notes, in whole or in part, at any time prior to January 15, 2007 at a redemption price equal to the principal amount plus accrued interest to the redemption date plus a make-whole premium specified in the indenture. In the event of a change of control of Sanmina-SCI, Sanmina-SCI will be required to offer to repurchase the 10.375% Notes at a repurchase price of 101% of the principal amount plus accrued interest to the repurchase date. Before January 15, 2006, Sanmina-SCI may redeem up to a maximum of 35% of the aggregate principal amount of the 10.375% Notes in an amount not to exceed the net proceeds of one or more equity offerings, as defined in the indenture, at a redemption price equal to 110.375% of the principal amount plus accrued interest. The indenture includes covenants that, among other things, limit in certain respects Sanmina-SCI and its restricted subsidiaries from incurring debt, making investments and other restricted payments, paying dividends on capital stock, redeeming capital stock or subordinated obligations and creating liens. In the event that Sanmina-SCI obtains the investment grade rating specified in the indenture and certain other conditions are met, the collateral securing the 10.375% Notes will be permanently released, and Sanmina-SCI will no longer be required to comply with certain of the indenture covenants specified above for as long as Sanmina-SCI retains the investment grade rating specified in the indenture.

        During the fourth quarter of fiscal 2003, Sanmina-SCI repaid the $275.0 million Credit Facility and recorded an $18.3 million loss from the early extinguishment of this debt, including the write-off of $10.1 million of unamortized financing fees and a redemption premium of $8.2 million. The loss is reflected in other expense in the accompanying consolidated statement of operations.

        Sanmina-SCI entered into interest rate swaps to hedge its mix of short-term and long-term interest rate exposures resulting from certain of its outstanding debt obligations. During the first quarter of fiscal 2003, Sanmina entered into an interest rate swap transaction with an independent third party related to the 10.375% Notes pursuant to which it paid the third party a variable rate and received a fixed rate from the third party. The interest rate swap had a total notional amount of $525.0 million. Under the swap agreement, Sanmina-SCI paid an interest rate equal to the six-month LIBOR rate plus 6.125%, determined semi-annually in arrears. In exchange, Sanmina-SCI received a fixed interest rate of 10.375%. During the fourth quarter of fiscal 2003, Sanmina-SCI terminated the swap agreement. In consideration for the termination, Sanmina-SCI paid a termination payment, which is recorded as deferred financing cost and amortized over the remaining life of the 10.375% Notes. Concurrent with the termination of the swap agreement, Sanmina-SCI entered into a new swap agreement with the third party with identical terms except for the floating rate spread. Under this swap agreement, Sanmina-SCI pays an interest rate equal to the six-month LIBOR rate plus 5.6375%, determined semi-annually in arrears. In addition, Sanmina-SCI entered into an interest rate swap transaction related to $225.0 million principal amount of the 10.375% Notes. Under this swap agreement, Sanmina-SCI pays an interest rate equal to the six-month LIBOR rate plus 5.62%, determined semi-annually in arrears. Taken together, the swap agreements effectively replace the fixed interest rate that Sanmina-SCI pays on 10.375% Notes with variable interest rates. Both parties to the agreements have the right to terminate the agreements on or after January 15, 2007. The swaps were designated as fair value hedges under SFAS No. 133. Management believes that the interest rate swaps meet the criteria established by SFAS No. 133 for short cut accounting; therefore, no portion of the swaps are treated as ineffective. At October 2, 2004, $13.0 million has been recorded in other noncurrent assets to record the fair value of the interest rate swap transactions, with a corresponding increase to the carrying value of the 10.375% Notes on the Consolidated Balance Sheet.

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

        3% Convertible Subordinated Notes due 2007.    In March 2000, SCI issued $575.0 million aggregate principal amount of 3% Convertible Subordinated Notes due March 15, 2007, or 3% Notes. Interest on the 3% Notes is payable semi-annually on each March 15 and September 15. In connection with the merger with SCI,

Sanmina-SCI entered into a supplemental indenture with respect to the 3% Notes providing a guaranty for the 3% Notes and allowing for the conversion of the 3% Notes into shares of Sanmina-SCI common stock, at a conversion price of $41.35 per share, subject to adjustment in certain events. The 3% Notes are subordinated in right of payment to all existing and future senior debt, as defined, of Sanmina-SCI. The 3% Notes are redeemable at SCI's option at any time on or after March 20, 2003, although there is no mandatory redemption prior to final maturity. During fiscal 2003, Sanmina-SCI repurchased approximately $50.0 million aggregate principal amount of its 3% Convertible Subordinated Notes due 2007 through unsolicited privately negotiated transactions. As a result of the transactions, Sanmina-SCI recorded a $8.1 million gain, net of $690,000 in unamortized financing fees, from the early extinguishment of this debt. The gain was reflected in other income in the accompanying consolidated statement of operations.

        Maturities of long-term debt, including capital lease obligations are as follows as of October 2, 2004:

Fiscal Year Ending
(In thousands)
2005	$609,746
2006	8,250
2007	521,754
2008	936
2009	936
Thereafter	779,501

Total	$1,921,123

        In September 2005, Sanmina-SCI will be required to repurchase up to $631.5 million accreted value of Zero Coupon Subordinated Debentures due 2020 if submitted for repurchase by the holders of these debentures at their option on the repurchase date. Accordingly, the accreted value of our Zero Coupon Subordinated Debentures due 2020 as of October 2, 2004 of $608.1 million is included in the fiscal 2005 maturities in the table above.

Note 4. Accrued Liabilities

        Accrued liabilities consist of the following:

	As of
	October 2, 2004	September 27, 2003
	(In thousands)
Income tax payable	$183,577	$95,705
Other	197,546	299,201

Total accrued liabilities	$381,123	$394,906

Note 5. Commitments and Contingencies

        Operating Leases.    Sanmina-SCI leases its facilities under operating leases expiring at various dates through 2021. Sanmina-SCI is responsible for utilities, maintenance, insurance and property taxes under the leases. Future minimum lease payments under operating leases are as follows:

Fiscal Year Ending
(In thousands)
2005	$32,075
2006	22,729
2007	13,855
2008	9,390
2009	6,016
Thereafter	23,908

Total	$107,973

        Rent expense under operating leases was approximately $49.2 million, $54.1 million and $49.8 million for the years ended October 2, 2004, September 27, 2003 and September 28, 2002, respectively.

        Environmental Matters.    Primarily as a result of certain of our acquisitions, Sanmina-SCI has incurred liabilities associated with environmental contamination at facilities, including facilities of companies that it has acquired. These liabilities include ongoing investigation and remediation activities at a number of sites, including our facilities located in Irvine, California (a non-operating facility acquired as part of the acquisition of Elexsys); Owego, New York (a current facility that Sanmina-SCI acquired with the acquisition of Hadco Corporation); Derry, New Hampshire (a non-operating facility of Hadco) and Fort Lauderdale, Florida (a former facility of Hadco). Currently, Sanmina-SCI is unable to anticipate whether any third-party claims will be brought against it for the existence of such contamination. There can be no guarantee that third-party claims will not arise and will not result in material liability to Sanmina-SCI. In addition, there are several sites, including the Company's facilities in Wilmington, Massachusetts (acquired from Altron); Clinton, North Carolina (acquired from Alcatel); Brockville, Ontario (acquired from Nortel) and Gunzenhausen, Germany (acquired from Alcatel) that are known to have groundwater contamination caused by a third party, and that third party has provided indemnity to us for the liability. Although Sanmina-SCI cannot guarantee that it will not incur liability for clean-up costs or expenses at any of these sites, Sanmina-SCI has no reason to believe that such liability will occur and that it will be material to Sanmina-SCI's financial condition or results of operations.

        Sanmina-SCI has also been named as a potentially responsible party at several contaminated disposal sites operated by other parties including the Casmalia Resources site, as a result of the past disposal of hazardous waste by companies Sanmina-SCI has acquired or by Sanmina-SCI's corporate predecessors. Although liabilities for such historic disposal activities have not materially affected Sanmina-SCI's financial condition to date, Sanmina-SCI cannot guarantee that past disposal activities will not result in liability that will materially affect Sanmina-SCI in the future.

        Sanmina-SCI uses an environmental consultant to assist it in evaluating the environmental liabilities of the companies that it acquires as well as those associated with its ongoing operations, site contamination issues and historical disposal activities in order to establish appropriate accruals in Sanmina-SCI's financial statements. Sanmina-SCI has also undertaken a process of re-evaluating and updating the accruals over time. As of October 2, 2004, and September 27, 2003, respectively, based on the evaluations of the consultants, Sanmina-SCI has accrued $16.9 million and $21.1 million for such environmental liabilities, which is recorded as other long-term liabilities in the consolidated balance sheets. Although Sanmina-SCI believes these accruals are adequate, Sanmina-SCI cannot be certain that environmental liabilities will not exceed the accrued amounts.

        Segerstrom Pooling.    During fiscal year 2001, Sanmina acquired Segerstrom in a pooling of interests transaction that resulted in the acquisition of approximately 94% of the outstanding shares of Segerstrom. In accordance with Swedish law and business practice, Sanmina-SCI acquired the remaining 6% of the outstanding shares of Segerstrom through a compulsory acquisition process. During the fourth quarter of fiscal 2004, Sanmina-SCI concluded a settlement agreement with the remaining 6% shareholders with respect to the purchase price of those shares. A total of $33.8 million was paid to the remaining 6% shareholders, including $2.0 million classified as interest expense.

        Litigation and other contingencies.    From time to time, Sanmina-SCI is a party to litigation and other contingencies, including examinations by taxing authorities, which arise in the ordinary course of business. Sanmina-SCI believes that the resolution of such litigation and other contingencies will not materially harm Sanmina-SCI's business, financial condition or results of operations.

Note 6. Employee Benefit Plans

        Sanmina-SCI has various retirement plans that cover the majority of its employees. Sanmina-SCI's retirement plans permit participants to elect to have contributions made to the retirement plans in the form of reductions in salary under Section 401(k) of the Internal Revenue Code. Under the Sanmina-SCI retirement plans, Sanmina-SCI matches a portion of employee contributions. The amounts contributed by Sanmina-SCI as 401(k) matches against employee contributions were approximately $11.4 million, $11.3 million and $22.1 million during the fiscal years ended October 2, 2004, September 27, 2003 and, September 28, 2002, respectively.

        Sanmina-SCI sponsors a deferred compensation plan for non-employee members of its board of directors. The plan allows eligible Sanmina-SCI directors to defer payment of all or part of the compensation payable to them for serving as Directors of Sanmina-SCI. Deferrals under this plan for the years ended October 2, 2004 and September 27, 2003 were $44,000 and $90,000, respectively.

        On January 1, 2003, Sanmina-SCI adopted a deferred compensation plan for the benefit of eligible employees. The plan allows eligible employees to defer payment of part of their compensation. Deferrals under this plan for the years ended October 2, 2004 and September 27, 2003 were $2.0 million and $0.8 million, respectively.

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

        In fiscal 2003, Sanmina-SCI terminated the Brockville, Canada Plan and the participants will receive benefits by either: (i) receiving distributions in fiscal 2004 and 2005 if they elect to receive cash, or (ii) having annuities purchased for them through an insurance company for the participants who elect not to receive a cash distribution. As of October 2, 2004, the Brockville, Canada Plan was fully funded with no remaining fund deficit.

        Sanmina-SCI adopted SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," in fiscal 2004 and provides the following disclosures in accordance with that statement:

        As of the end of fiscal 2004 and fiscal 2003, Sanmina-SCI had accrued pension liabilities based on actuarial computations, as follows:

	As of
	October 2, 2004	September 27, 2003
	(In thousands)
Accumulated benefit obligation	$44,115	$43,217
Fair value of assets	28,032	28,831

Accrued pension liability	$16,083	$14,386

        In fiscal 2004, Sanmina-SCI reduced the minimum pension liability by $301,000, which is included in other comprehensive income (loss). The minimum pension liability included in accumulated other comprehensive income (loss) in the consolidated balance sheet was $5.8 million, net of tax of $3.2 million and $6.1 million at October 2, 2004 and September 27, 2003, respectively.

        The Company's pension plan weighted-average asset allocations by asset category for the US Plan are as follows:

	As of
	October 2, 2004	September 27, 2003
	(In thousands)
Equity securities	52%	22%
Debt securities	48%	78%

Total	100%	100%

        Weighted-average assumptions used for determining benefit cost were as follows:

	Pension Benefits As of
	October 2, 2004	September 27, 2003
	(In thousands)
Discount rate	6.0%	6.8%
Expected return on plan assets	9.0%	9.0%
Rate of compensation increases	—%	—%

        Sanmina-SCI expects to contribute a minimum of $650,000 to its pension plan during fiscal year 2005.

        Estimated future benefit payments are as follows:

Pension Benefits October 2, 2004
(In thousands)
2005	$4,437
2006	$4,279
2007	$4,246
2008	$3,838
2009	$3,798
Years 2010-2014	$18,379

Note 7. Business Combinations

Fiscal 2004

        During fiscal 2004, Sanmina-SCI completed certain acquisitions that were not individually significant to the Company's results of operations and financial position. The aggregate cash purchase price for the acquisitions amounted to $33.0 million, net of cash acquired. All of the fiscal 2004 acquisitions were accounted for as purchase business combinations, and accordingly, the results of the acquired businesses were included in the Company's consolidated statements of operations from the date of acquisition. The purchase price allocations for the above acquisitions are based on management's estimate of the fair value for purchase accounting purposes at the date of acquisition. Management does not expect significant revisions to the purchase price allocations for the acquired businesses. Certain acquisition agreements that Sanmina-SCI entered into in connection with purchase business combinations may require the Company to pay additional consideration determined by future performance of the acquired entity. Any additional consideration will be reflected in goodwill and intangible assets.

        Pro forma results of operations have not been presented for the fiscal 2004 acquisitions because the effects of these acquisitions were not material either on an individual or aggregate basis. Goodwill resulting from the fiscal 2004 acquisitions was approximately $15.1 million. The majority of this goodwill is deductible for tax purposes.

Fiscal 2003

IBM Transaction

        In January 2003, Sanmina-SCI entered into an agreement with IBM under which IBM agreed to outsource the manufacturing of a portion of its low and midrange servers, workstations and ThinkPad notebooks to Sanmina-SCI and Sanmina-SCI agreed to acquire IBM's related manufacturing facilities in Greenock, Scotland and Guadalajara, Mexico. The transaction closed in February 2003 for a cash purchase price of $173.8 million, and was accounted for as a purchase business combination. The purchase price was allocated to the fair value of the net assets acquired, including primarily inventory ($57.2 million), buildings and equipment ($50.2 million) and goodwill ($64.9 million). This goodwill is partially deductible for tax purposes. The purchase price allocation is based on management's estimate of the fair value for purchase accounting purposes at the date of acquisition. Sanmina-SCI's results of operations for fiscal 2003 include the results of this business from the date of acquisition.

        In fiscal 2004, the allocation of purchase price was revised as management obtained additional information regarding the acquired business. The revision resulted in reduction of building and equipment of $18.1 million and increases in accrued liabilities of $10.9 million, goodwill of $30.9 million and additional cash purchase price of $1.9 million. Management does not expect further significant revisions to the purchase price allocations.

        Under the IBM supply agreement, IBM has agreed to purchase its requirements for certain servers, workstations and ThinkPad brand notebooks for North America, Latin America (excluding Brazil, Argentina, Paraguay and Uruguay), Europe, the Middle East, and Africa from Sanmina-SCI. During the third year of the agreement, IBM is required to purchase only 80% of its requirements from Sanmina-SCI. However, IBM is not required to purchase any specified volumes of products. Pricing under the agreement is subject to review periodically and Sanmina-SCI's pricing must be competitive. IBM has liability for material ordered to support IBM's forecast, with maximum liability limits to sum of product price specified in the agreement. Sanmina-SCI makes customary warranties regarding products it manufactures under the agreement. The term of the agreement is three years.

Other Acquisitions

        During fiscal 2003, Sanmina-SCI also completed several other acquisitions that were immaterial individually and in the aggregate for an aggregate purchase price of $49.9 million, including a manufacturer of high-end complex medical systems and other high-end industrial products, a wireless communication equipment assembly facility and a developer of enterprise-class servers. The purchase price allocations for the above acquisitions are based on management's estimate of the fair value for purchase accounting purposes at the date of acquisition. Certain acquisition agreements that Sanmina-SCI entered into in connection with purchase business combinations may require the Company to pay additional consideration determined by future performance of the acquired entity. No significant additional consideration was determined during fiscal 2003 and 2004.

        Pro forma results of operations have not been presented for the fiscal 2003 acquisitions because the effects of these acquisitions were not material either on an individual or aggregate basis. Goodwill resulting from the fiscal 2003 acquisitions was approximately $90.3 million. The majority of this goodwill is deductible for tax purposes.

Fiscal 2002

SCI

        On December 6, 2001, Sanmina-SCI merged with SCI Systems, Inc. ("SCI") in a purchase business combination whereby one of Sanmina-SCI's wholly-owned subsidiaries merged with SCI. Under the terms of the merger, SCI stockholders received 1.36 shares of Sanmina-SCI common stock for each share of SCI common stock. In addition, Sanmina-SCI issued options to purchase shares of Sanmina-SCI common stock in exchange for each issued and outstanding SCI option. The purchase price was allocated as follows:

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

Of the $4.3 billion recorded for goodwill, the majority is not deductible for tax purposes. See Note 2, "Summary of Significant Accounting Policies" for a discussion regarding the goodwill impairment charge recorded in the fourth quarter of fiscal 2002.

        The SCI purchase price was allocated to the tangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The allocations described above are based on management's estimate of the fair value for purchase accounting purposes at the date of acquisition. The purchase price allocation also includes adjustments to net tangible assets for the closing and consolidation of SCI facilities as a result of the merger. Estimates of fair values were refined during fiscal 2002 and the corresponding adjustments, totaling approximately $47.2 million, were made to the purchase price allocation. During fiscal 2003, an additional $13.8 million adjustment was made to the purchase price allocation.

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

Year Ended September 28, 2002
(In thousands, except per share data)
Net sales	$10,037,396
Net income (loss)	(2,842,060)
Basic earnings (loss) per share	$(5.48)
Diluted earnings (loss) per share	$(5.48)

        The pro forma financial information above for fiscal 2002 includes restructuring charges of $101.1 million and $29.8 million of merger costs incurred by SCI during the first quarter of 2002, prior to its merger with Sanmina-SCI.

Viking Components

        In June 2002, Sanmina-SCI acquired Viking Components, Incorporated ("Viking"), a privately held company which designs, manufactures and distributes advanced technology products, including computer system memory, flash memory and readers, and modems. The transaction included the purchase of all outstanding stock of Viking's operations in the United States as well as the stock of Viking subsidiaries in Ireland and Singapore. The purchase price for the acquisition was $10.9 million paid in cash and 390,000 shares of Sanmina-SCI common stock valued at $10.26 per share. The value of the 390,000 shares of Sanmina-SCI stock issued to acquire Viking was determined as the average closing market price for several trading days prior to the closing date. Sanmina-SCI recorded this transaction as a purchase business combination. The purchase price was allocated to the fair value of net assets acquired, including primarily inventories, equipment, assumed liabilities and goodwill. The results of operations for fiscal 2002 include the results of this business from the date of acquisition.

Hewlett Packard

        In January 2002, Sanmina-SCI entered into an agreement with Hewlett Packard Company ("HP") under which HP agreed to outsource a portion of its Europe-Middle East-Africa desktop personal computer manufacturing needs to Sanmina-SCI and Sanmina-SCI acquired HP's related manufacturing operations located in L'Isle d'Abeau, France. The transaction was completed in June 2002. The net cash purchase price for this acquisition was approximately $65.8 million, after certain refundable adjustments, and the transaction was accounted for as a purchase business combination. The purchase price was allocated to the fair value of net assets acquired, including primarily inventories, equipment and goodwill. The results of operations for fiscal 2002 include the results of this business from the date of acquisition.

        Under the asset purchase agreement related to the HP transaction, HP agreed to indemnify Sanmina-SCI for breaches of representations and warranties as well as for certain liabilities related to the operation of the

L'Isle d'Abeau facility prior to the closing of the transaction. HP and Sanmina-SCI also made customary representations and warranties.

        Under the HP supply agreement, Sanmina-SCI provides HP with manufacturing services for desktop personal computers to be sold in Europe, the Middle East and Africa. Manufacturing services are provided at the L'Isle d'Abeau facility acquired from HP as well as at certain Sanmina-SCI facilities in the region. Services provided by Sanmina-SCI under the agreement include build-to-order and configure-to-order manufacturing of personal computers. The agreement does not contain any minimum purchase or similar obligations on the part of HP. Pricing is subject to periodic revision and Sanmina-SCI's pricing must be competitive. Sanmina-SCI must also share cost reductions with HP. Sanmina-SCI makes customary warranties regarding its workmanship and manufacturing processes it provides under the agreement. HP has financial responsibility for materials as long as Sanmina-SCI complies with HP's material procurement model and process. The term of the agreement is three years.

Alcatel

        In January 2002, Sanmina-SCI entered into an agreement with Alcatel S.A. to purchase manufacturing facilities in Gunzenhausen, Germany, Cherbourg, France, and Toledo, Spain. The purchase of the Gunzenhausen facility was completed in April 2002, the Cherbourg facility purchase was completed in May 2002 and the Toledo facility acquisition was completed in July 2002. In connection with the acquisitions, Sanmina-SCI and Alcatel entered into a multi-year supply agreement covering the products manufactured at these facilities. The net cash purchase price for these transactions was $129.9 million and the transactions were accounted for as purchase business combinations. The purchase prices were allocated to the fair value of net assets acquired, including primarily inventories, equipment and goodwill. The results of operations for fiscal 2002 include the results of these businesses from the respective dates of acquisition. The supply contract with Alcatel did not have a material impact on Sanmina-SCI's gross margin for fiscal 2003 and 2002.

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

        Under the supply agreement related to the Alcatel transaction, Alcatel has agreed to purchase its requirements for certain products to be sold in Europe and certain other geographic territories from Sanmina-SCI during the term of the agreement. Alcatel has not made any minimum volume purchase commitments under the supply agreement. Alcatel has financial responsibility for material ordered per Alcatel's production forecast as long as Sanmina-SCI complies with the material procurement provisions of the agreement. However, Alcatel's forecast is typically for a short period of time and Alcatel does not become responsible for purchased material until such material is either in excess of forecasted requirements or has become obsolete. Alcatel may also cancel and reschedule purchase orders upon payment of specified charges, which generally increase as the scheduled delivery date for the order approaches. Sanmina-SCI also makes customary warranties to Alcatel regarding its workmanship and components it manufactures under the agreement. The agreement also contains manufacturing cost reduction objectives and provides a framework for the sharing of cost reductions achieved during the term of the agreement. The term of the agreement is four years.

IBM

        In January 2002, Sanmina-SCI entered into an agreement with International Business Machines Corporation ("IBM") under which IBM agreed to outsource a portion of its U.S. and European NetVista desktop personal computer manufacturing needs to Sanmina-SCI and Sanmina-SCI acquired IBM's NetVista desktop manufacturing operations located in Research Triangle Park, North Carolina and Greenock, Scotland. As part of the agreement, Sanmina-SCI acquired certain IBM buildings and equipment related to the manufacturing and associated logistics in North Carolina and acquired the right to occupy related manufacturing spaces at a subcontractor's facilities in Scotland. The transaction was completed in February 2002. The net cash purchase price for this acquisition was approximately $161.9 million, after certain refundable adjustments, and the transaction was accounted for as a purchase business combination. The purchase price was allocated to the fair value of the net assets acquired, including primarily inventories, equipment and goodwill. The results of operations for fiscal 2002 include the results of this business from the date of acquisition.

        Under the asset purchase agreement related to the IBM NetVista transaction, IBM agreed to indemnify Sanmina-SCI for breaches of representations and warranties as well as for environmental conditions existing at the acquired facilities. IBM and Sanmina-SCI also made customary representations and warranties.

        Under the IBM supply agreement for NetVista, IBM has agreed to purchase its requirements for NetVista personal computers for the Americas, Europe and the Middle East from Sanmina-SCI. During the third year of the agreement, IBM is required to purchase only 80% of its requirements for NetVista systems from Sanmina-SCI. However, IBM is not required to purchase any specified volumes of products. Pricing under the agreement is subject to review periodically and Sanmina-SCI's pricing must be competitive. Sanmina-SCI has also agreed to maximum hourly labor rates that vary depending upon the geographic location in which production is taking place. The agreement also provides for cost reductions to IBM based on scheduled plan to transfer certain production activities to lower-cost geographic regions. IBM has liability for material ordered to support IBM's forecast. However, such liability is limited with respect to industry-standard materials. Sanmina-SCI makes customary warranties regarding products it manufactures under the agreement. The term of the agreement is three years.

E-M-Solutions

        In October 2001, Sanmina-SCI purchased certain assets of Electro Mechanical Solutions ("E-M-Solutions"), a privately-held manufacturer of electronic enclosures. This transaction included the purchase of certain manufacturing operations in the United States, as well as the stock of E-M-Solutions subsidiaries incorporated in Mexico and Northern Ireland. The net cash purchase price for this transaction was $91.8 million. The purchase price was allocated to the fair value of the net assets acquired, primarily including inventories, equipment and goodwill. Sanmina-SCI accounted for this transaction as a purchase business combination, and the consolidated financial statements include the operating results of E-M-Solutions from the date of acquisition.

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

        Pro forma results of operations have not been presented for the fiscal 2002 acquisitions, with the exception of SCI, because the effects of these acquisitions were not material either on an individual or aggregate basis. Goodwill resulting from the fiscal 2002 acquisitions, excluding SCI, was approximately $229.0 million. The majority of this goodwill is deductible for tax purposes. The purchase price allocations for the above acquisitions were based on management's estimate of the fair value for purchase accounting purposes at the date of acquisition.

Note 8. Restructuring Costs

        In recent periods, Sanmina-SCI has initiated restructuring plans as a result of the slowdown in the global electronics industry and the worldwide economy. These plans were designed to reduce excess capacity and affected facilities across all services offered in Sanmina-SCI's vertically integrated manufacturing organization. The majority of the restructuring charges recorded as a result of these plans related to facilities located in North America and Europe, and in general, manufacturing activities at these plants were transferred to other facilities.

        Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations when a liability is incurred. Accrued restructuring costs are included in "accrued liabilities" in the consolidated balance sheets. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 for fiscal 2003 and 2004:

	Employee Termination Benefits	Lease and Contract Termination Costs	Other Restructuring Costs	Impairment of Fixed Assets	Total
	(In thousands)
	Cash	Cash	Cash	Non-Cash
Balance at September 28, 2002	$—	$—	$—	$—	$—
Charges to operations	5,959	10,323	597	8,085	24,964
Charges utilized	(2,089)	(8,861)	(597)	(8,085)	(19,632)

Balance at September 27, 2003	3,870	1,462	—	—	5,332
Charges to operations	59,076	11,186	18,890	18,079	107,231
Charges utilized	(45,618)	(9,677)	(18,848)	(18,079)	(92,222)
Reversal of accrual	(1,832)	(1,384)	—	—	(3,216)

Balance at October 2, 2004	$15,496	$1,587	$42	$—	$17,125

        In fiscal 2003, Sanmina-SCI approved actions pursuant to SFAS No. 146 to close and consolidate certain of its manufacturing facilities in North America and Europe as a result of the ongoing slowdown in the electronics industry. During fiscal year 2003, Sanmina-SCI recorded charges to operations of $6.0 million for termination benefits related to the involuntary termination of approximately 1,100 employees, and approximately $2.1 million of the charges had been utilized as of September 27, 2003. A total of approximately 880 employees had been terminated as of September 27, 2003. Sanmina-SCI also recorded charges to operations of $10.3 million for the termination of non-cancelable leases, lease payments for permanently vacated properties and other contract termination costs, and utilized $8.9 million related to these charges. Sanmina-SCI incurred charges to operations of $8.1 million during fiscal 2003 for the impairment of excess equipment at the vacated facilities, all of which were utilized as of September 27, 2003.

        During fiscal 2004, Sanmina-SCI recorded restructuring charges of approximately $107.2 million related to restructuring activities initiated after January 1, 2003. With the exception of $7.8 million of restructuring charges associated with phase three restructuring plan announced in July 2004, these restructuring charges were incurred in connection with phase two restructuring plan announced in October 2002. These charges included employee termination benefits of approximately $59.0 million, lease and contract termination costs of approximately $11.2 million, other restructuring costs of approximately $18.9 million, primarily costs incurred to prepare facilities for closure, and impairment of fixed assets of $18.1 million consisting of excess facilities and equipment to be disposed of. The employee termination benefits were related to the involuntarily termination of 2,000 employees, the majority of which were involved in manufacturing activities. Approximately $45.6 million of employee termination benefits were utilized during fiscal 2004 for the termination of approximately 1,900 employees. Sanmina-SCI also utilized $9.7 million of lease and contract termination costs and $18.8 million of the other restructuring costs during fiscal 2004. During fiscal 2004, Sanmina-SCI reversed approximately $1.8 million of accrued employee termination benefits and approximately $1.4 million of accrued lease costs due to revisions of estimates.

        Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations. Accrued restructuring costs are included in current liabilities—"accrued liabilities" and long-term liabilities—"other" in the consolidated balance sheets. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 and SFAS No. 112 for fiscal 2002, 2003 and 2004:

	Employee Severance and Related Expenses	Restructuring and Other Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
	(In thousands)
	Cash	Cash	Cash	Non-Cash
Balance at September 29, 2001	$7,731	$839	$36,545	$—	$45,115
Charges to operations	31,100	10,101	31,009	99,585	171,795
Charges utilized	(28,487)	(10,161)	(31,667)	(99,585)	(169,900)

Balance at September 28, 2002	10,344	779	35,887	—	47,010
Charges to operations	18,138	—	31,977	38,400	88,515
Charges utilized	(12,476)	(779)	(51,906)	(38,400)	(103,561)
Reversal of accrual	(6,267)	—	(1,468)	—	(7,735)

Balance at September 27, 2003	9,739	—	14,490	—	24,229
Charges to operations	8,205	—	35,730	3,500	47,435
Charges utilized	(9,667)	—	(28,279)	(3,500)	(41,446)
Reversal of accrual	(7,050)	—	(7,016)	—	(14,066)

Balance at October 2, 2004	$1,227	$—	$14,925	$—	$16,152

        The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

Fiscal 2002 Plans

        September 2002 Restructuring.    In September 2002, Sanmina-SCI approved a plan pursuant to EITF 94-3 to close and consolidate certain of its manufacturing facilities in North America, Europe and Asia as a result of the ongoing slowdown in the industry. In fiscal 2002 and 2003, Sanmina-SCI recorded charges to operations of $10.1 million for planned employee severance expenses related to the involuntary termination of approximately 800 employees, and utilized charges of approximately $5.8 million as a result of terminating 790 employees. In fiscal 2002 and 2003, Sanmina-SCI also recorded charges to operations of $22.3 million for the shutdown of facilities related to non-cancelable lease payments for permanently vacated properties and other associated costs, and utilized charges of $17.7 million related to the shutdown of these facilities. Sanmina-SCI also incurred charges to operations of $74.3 million in fiscal 2002 and 2003 related to the impairment of buildings and excess equipment and leasehold improvements at permanently vacated facilities.

        During fiscal 2004, Sanmina-SCI recorded charges to operations of approximately $1.9 million and utilized $2.6 million for employee severance expenses. Approximately 10 employees were terminated during fiscal 2004. During fiscal 2004, Sanmina-SCI also recorded charges to operations of approximately $26.7 million and utilized approximately $16.1 million for non-cancelable lease payments, lease termination costs and related costs for the shutdown of facilities. In addition, in fiscal 2004 Sanmina-SCI reversed approximately $3.6 million of accrued employee severance due to lower than anticipated payments at various plants and approximately $5.8 million of accrued facilities shutdown costs due to a change in use of the facilities or the Company achieving greater sublease income than anticipated. Sanmina-SCI also incurred charges to operations of $3.5 million related to the impairment of buildings and leasehold improvements at permanently vacated facilities in fiscal 2004. The closing of the plants discussed above as well as employee terminations and other related activities have been completed, however, the leases of the related facilities expire in 2009; therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

        October 2001 Restructuring.    In October 2001, Sanmina-SCI approved a plan pursuant to EITF 94-3 to close and consolidate certain of its manufacturing facilities throughout North America and Europe as a result of the continued slowdown in the industry and economy worldwide. In fiscal 2002 and 2003, Sanmina-SCI recorded net charges to operations of $34.7 million for the expected involuntary termination of approximately 5,400 employees associated with these plant closures, and utilized charges of approximately $24.5 million as a result of terminating approximately 5,000 employees. Sanmina-SCI also incurred net charges to operations of $46.1 million in fiscal 2002 and 2003 for non-cancelable lease payments for permanently vacated properties and other costs related to the shutdown of facilities, and utilized approximately $44.2 million of these charges in fiscal 2002 and 2003. In fiscal 2003, Sanmina-SCI reversed accrued employee severance charges of $6.3 million and accrued lease cancellation charges of $700,000 due to lower than estimated settlement costs at three European sites. Sanmina-SCI also incurred and utilized charges to operations of $56.4 million in fiscal 2002 and 2003 related to the write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated.

        During fiscal 2004, Sanmina-SCI recorded charges to operations of approximately $5.2 million for employee severance costs and approximately $4.8 million for non-cancelable lease payments and other costs related to the shutdown of facilities. Sanmina-SCI utilized accrued severance charges of approximately $6.6 million and accrued facilities shutdown related charges of $3.7 million during fiscal 2004. During fiscal 2004, Sanmina-SCI reversed approximately $1.3 million of accrued severance and approximately $530,000 of accrued lease costs due to lower than expected payments at various sites. Sanmina-SCI has terminated all employees affected under this plan. The remaining accrued severance at October 2, 2004, of approximately $1.2 million is expected to be paid within the next 12 months. Manufacturing activities at the facilities affected by this plan ceased in fiscal year 2003 or prior; however, final payments of accrued costs may not occur until later periods.

Fiscal 2001 Plans

        Segerström Restructuring.    In March 2001, Sanmina-SCI acquired Segerström in a pooling of interests business combination and announced the restructuring plan. During fiscal years 2001 and 2002, Sanmina-SCI recorded net charges to operations of $5.7 million for the involuntary termination of 470 employee positions, and utilized $5.4 million of these charges in fiscal years 2001, 2002 and 2003. During those periods Sanmina-SCI also recorded charges to operations of $5.2 million related to the consolidation of facilities, of which $1.3 million was utilized in fiscal year 2001, 2002 and 2003. During fiscal 2004, Sanmina-SCI utilized approximately $300,000 of accrued severance charges. In addition, during fiscal 2004 Sanmina-SCI recorded charges to operations of approximately $103,000 and utilized approximately $818,000 with respect to the shutdown and consolidation of facilities. Sanmina-SCI also reversed $642,000 of accrued facilities shutdown costs due to lower than expected payments during fiscal 2004.

        July 2001 Restructuring.    In July 2001, Sanmina-SCI approved a plan to close and merge manufacturing facilities throughout North America and Europe as a result of the ongoing slowdown in the EMS industry. During fiscal 2001 and 2002, Sanmina-SCI recorded charges to operations of $24.0 million for severance costs for involuntary employee terminations, of which $22.7 million was utilized for the termination of approximately 3,800 employees during fiscal years 2001, 2002 and 2003. During those periods Sanmina-SCI recorded net charges to operations of $45.2 million for lease payments for permanently vacated properties and other costs related to the shutdown of facilities, of which $37.9 million was utilized during fiscal years 2001, 2002 and 2003. Also during fiscal 2001 and 2002 Sanmina-SCI recorded and utilized $7.3 million of asset related write-offs of equipment and leasehold improvements to permanently vacated properties. During fiscal 2003, Sanmina-SCI reversed accrued facilities costs of $768,000 due to the early termination of the related lease. During fiscal 2004, Sanmina-SCI recorded approximately $4.1 million and utilized approximately $7.7 million of accrued costs related to the shutdown of facilities. In addition, Sanmina-SCI recorded charges to operations of approximately $1.1 million, utilized $164,000 and reversed approximately $2.1 million of accrued severance due to lower than anticipated payments during fiscal 2004. Manufacturing activities at the plants affected by this plan had ceased by the fourth quarter of fiscal 2002; however, the leases of the related facilities expire between 2005 and 2010, therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

        Costs associated with restructuring activities related to purchase business combinations are accounted for in accordance with EITF 95-3. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired business. Accrued restructuring costs are included in "accrued liabilities" in the consolidated balance sheets. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 for fiscal 2002, 2003 and 2004:

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
	(In thousands)
	Cash	Cash	Non-cash
Balance at September 29, 2001	$—	$—	$—	$—
Additions to restructuring accrual	104,161	36,078	23,724	163,963
Accrual utilized	(64,207)	(12,519)	(19,643)	(96,369)

Balance at September 28, 2002	39,954	23,559	4,081	67,594
Additions to restructuring accrual	30,540	7,224	3,251	41,015
Accrual utilized	(36,516)	(16,164)	(7,332)	(60,012)
Reversal of accrual	(23,968)	(1,007)	—	(24,975)

Balance at September 27, 2003	10,010	13,612	—	23,622
Additions to restructuring accrual	10,858	—	6,024	16,882
Accrual utilized	(20,826)	(11,434)	(6,024)	(38,284)

Balance at October 2, 2004	$42	$2,178	$—	$2,220

        The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

        Other Acquisition-Related Restructuring Actions.    In fiscal 2003, as part of an insignificant business acquisition completed in December 2002, Sanmina-SCI closed an acquired manufacturing facility in Texas as of the acquisition date and transferred the business to an existing Sanmina-SCI plant. Sanmina-SCI recorded and utilized total charges to the restructuring liability of $2.4 million relating to the closure of this plant. The charges consisted of $311,000 for salary related costs for employees participating in the closure of the plant and $2.1 million for excess equipment. In fiscal 2003, Sanmina-SCI also recorded charges to the restructuring liability of $7.5 million related to a manufacturing facility in Germany acquired in fiscal 2002. The charges consisted of severance costs for involuntary employee terminations of approximately 210 employees. Sanmina-SCI utilized $897,000 and $6.6 million of the accrued severance in fiscal 2003 and 2004 to terminate 145 and 60 employees, respectively. In addition, during fiscal 2004, Sanmina-SCI recorded charges to the restructuring liability of $10.9 million, and utilized $10.8 million, related to employee terminations at manufacturing facilities in Europe and Mexico acquired in fiscal 2003 due to the transfer of a portion of the manufacturing activities to an existing Sanmina-SCI plant. The charges were related to the elimination of approximately 340 employees. Sanmina-SCI also recorded and utilized charges to the restructuring liability of approximately $6.0 million related to excess machinery and equipment to be disposed of.

        SCI Acquisition Restructuring.    In December 2001, Sanmina merged with SCI in a purchase business combination and formally changed its name to Sanmina-SCI Corporation. As part of the merger with SCI, Sanmina-SCI recorded charges to the restructuring liability of $119.6 million during fiscal years 2002 and 2003 consisting of planned involuntary employee termination costs for approximately 7,900 employees and utilized $92.1 million in charges with respect to the termination of those employees. During fiscal years 2002 and 2003, Sanmina-SCI also incurred net charges to the restructuring liability of $41.0 million for restructuring costs related to lease payments for permanently vacated properties and other costs, and utilized approximately $26.3 million of these charges. Sanmina-SCI also incurred charges to restructuring liability of $24.9 million of asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. During fiscal year 2003, Sanmina-SCI reversed a total of $24.0 million of accrued severance costs, approximately $18.4 million of which was due to lower than anticipated settlement costs at a major European manufacturing site, and approximately $5.6 million of which related to two plants that were not closed as initially planned due to a change in business requirements. Sanmina-SCI also reversed $1.0 million of accrued facilities shutdown costs due to lower than estimated costs at various sites. During fiscal 2004, Sanmina-SCI utilized a total of approximately $11.4 million of facilities-related accruals and $3.4 million accrued severance. The closing and consolidation of the plants discussed above as well as involuntary employees terminations were substantially completed in fiscal 2003, although final payments of certain accrued costs may not occur until later periods.

Note 9. Stockholders' Equity

        Treasury Stock.    In September 2001, Sanmina-SCI's Board of Directors authorized Sanmina-SCI to repurchase up to 5% of the outstanding common stock at market price. The timing of the stock purchases is at the discretion of management.

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

        On January 29, 1999, stockholders approved an amendment to adopt Sanmina-SCI's 1999 Stock Plan (the "1999 Plan"). The 1999 Plan provides for the grant of incentive stock options, non-statutory stock options, and stock purchase rights to employees and other qualified individuals to purchase shares of Sanmina-SCI's common stock generally at amounts not less than 100% of the fair market value of the shares on the date of the grant. In the event a grant is priced at a level below the then current market value on the date of grant, Sanmina-SCI records the corresponding deferred compensation.

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

        The Sanmina-SCI Corporation Stock Option Plan 2000 (the "2000 Plan") provides for the grant of non-statutory stock options to employees of our subsidiaries in Sweden and Finland. The exercise price of options granted under the 2000 Plan can be less than the market value of a share, but shall not be less than the market value of a share on the day before the date on which invitations to apply for options were issued.

        The French Addendum to the 1999 Stock Plan (the "French Addendum") provides for the grant of non-statutory options to employees of the subsidiaries of Sanmina-SCI in France. For French tax purposes, the French Addendum is a qualifying plan which will avoid social security charges to the employee provided the shares acquired are not sold within four years of the date on which the option is granted and the option price of the newly issued shares cannot be lower than 95% of the average stock exchange price during the 20 days preceding the grant. Options issued pursuant to this plan are issued at 100% of the market price on the date of grant.

        Options vest as determined by the Compensation Committee of the Board of Directors and in no event may an option have a term exceeding ten years from the date of the grant. Option activity under the Sanmina-SCI option plans is as follows:

	Shares	Weighted Average Exercise Price
Balance at September 29, 2001	31,602,356	$15.71
SCI Plan	12,798,144	18.11
Granted	16,753,986	9.60
Exercised	(1,165,748)	7.20
Cancelled	(5,576,974)	21.37

Balance at September 28, 2002	54,411,764	13.99
Granted	23,114,998	8.43
Exercised	(1,021,818)	3.80
Cancelled	(23,650,334)	19.67

Balance at September 27, 2003	52,854,610	7.29
Granted	11,771,500	10.37
Exercised	(3,667,607)	4.19
Cancelled	(5,054,136)	11.58

Balance at October 2, 2004	55,904,367	$9.42

        On February 3, 2003, Sanmina-SCI implemented a voluntary stock option exchange program, whereby eligible employees could exchange their outstanding options to purchase shares of common stock with an exercise price per share of $11.00 or more granted under the Company's employee stock option plans. The exchange program allowed employees to choose whether to keep their current stock options at their current price, or to rescind those options in exchange for a new option for the same number of shares to be granted on or about September 12, 2003. The new options have terms and conditions that are substantially the same as those of the cancelled options. Non-employee members of the board of directors and executive officers were not eligible for the exchange program. The total number of shares exchanged under this stock option exchange program was 20,648,641. The average price per share of the options cancelled was $20.59 and the new option price granted under this exchange program was $8.85 per share.

        The following table summarizes information regarding stock options outstanding under the Sanmina-SCI option plans at October 2, 2004:

Options Outstanding				Option Vested and Exercisable
Range of Weighted Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.63 - $4.07	8,328,355	5.60	$3.58	4,915,494	$3.35
$4.08 - $8.60	8,730,202	3.81	$6.58	7,635,314	$6.61
$8.71 - $8.85	17,731,087	8.93	$8.50	7,322,816	$8.85
$8.88 - $10.63	11,464,088	8.22	$10.21	3,459,115	$9.95
$10.64 - $25.37	7,985,984	6.47	$13.98	4,938,553	$15.28
$25.47 - $56.57	1,664,651	5.90	$32.17	1,346,775	$32.43

$1.63 - $56.57	55,904,367	7.05	$9.42	29,618,067	$9.63

        The number of exercisable options and the weighted average exercise price as of September 27, 2003 and September 28, 2002 were 24,219,067 shares at $8.71 per share and 28,111,573 shares at $12.77 per share, respectively. The weighted average fair values of options granted by Sanmina-SCI during fiscal 2004, 2003, and 2002 was $5.97, $2.22, and $6.00 per share, respectively.

        Sanmina-SCI Employee Stock Purchase Plan.    Employees participated in the 1993 Employee Stock Purchase Plan (the "1993 ESPP") from its inception in April 1993 until the 1993 ESPP terminated pursuant to its own terms in March 2003. In fiscal 2003, the Board of Directors and stockholders of the Company approved the 2003 Employee Stock Purchase Plan (the "2003 ESPP"), which replaced the 1993 ESPP. The total number of shares of common stock available to be issued under the 2003 ESPP is 9,000,000. Under the 1993 ESPP and the 2003 ESPP, employees may purchase, on a periodic basis, a limited number of shares of common stock through payroll deductions over a six-month period. The per share purchase price is 85% of the fair market value of the stock at the beginning or end of the offering period, whichever is lower. As of October 2, 2004, 14,197,220 shares had been issued under the 1993 ESPP and 4,392,356 shares had been issued under the 2003 ESPP.

        Restricted Stock Awards.    In the first half of fiscal 2004, the compensation committee of the Board of Directors granted awards of restricted stock to executive officers, directors and certain management employees. The restricted stock awards vest after four years, except that certain shares of restricted stock may vest earlier if specified performance criteria are met. Deferred compensation, net of reversals, of approximately $35.4 million and compensation expense of $9.0 million were recorded in 2004 as a result of these restricted stock awards. The weighted average grant-date fair value of the restricted stock granted was $10.06 per share.

        Authorized Shares.    As of October 2, 2004, Sanmina-SCI has reserved the following shares of authorized but unissued common stock:

Convertible subordinated debt	20,112,918
Stock option plans	81,597,065
Employee stock purchase plan	4,607,644

106,317,627

Note 10. Income Taxes

        The provision for (benefit from) income taxes is based upon income (loss) before income taxes as follows:

	Year Ended
	October 2, 2004	September 27, 2003	September 28, 2002
	(In thousands)
Income (loss) before income taxes
Domestic	$(61,866)	$(219,006)	$(438,347)
International	46,285	20,799	(2,376,545)

	$(15,581)	$(198,207)	$(2,814,892)

        The provision for (benefit from) income taxes consists of the following:

	Year Ended
	October 2, 2004	September 27, 2003	September 28, 2002
	(In thousands)
Federal
Current	$24,751	$(47,700)	$(132,802)
Deferred	(25,479)	(43,726)	36,828

	(728)	(91,426)	(95,974)

State
Current	—	—	—
Deferred	(11,325)	(8,058)	(23,434)

	(11,325)	(8,058)	(23,434)

Foreign taxes
Current	32,022	33,191	(13,019)
Deferred	(20,569)	5,243	14,288

	11,453	38,434	1,269

Total provision for (benefit from) income taxes	$(600)	$(61,050)	$(118,139)

        The components of the deferred income tax assets and liabilities are as follows:

	As of
	October 2, 2004	September 27, 2003
	(In thousands)
Current deferred tax assets:
Reserves and accruals not currently deductible	$209,197	$305,883
Net operating loss carryforwards	42,372	—
Deferred compensation	7,331	9,043
Other	45,065	47,198

Total current deferred income tax asset	$303,965	$362,124

Noncurrent deferred tax assets and liabilities:
Deferred tax assets:
Acquisition related intangibles	$41,587	$45,686
Net operating loss carryforwards	245,635	98,545
Credit carryforwards	19,932	—
Valuation allowance	(74,023)	(39,191)

Gross noncurrent deferred tax asset	$233,131	$105,040

Deferred tax liabilities:
Depreciation differences	(48,616)	(63,336)
Foreign earnings	(72,577)	(72,577)
Other	—	(67)

Gross noncurrent deferred tax liability	$(121,193)	$(135,980)

Net noncurrent deferred tax asset (liability)	$111,938	$(30,940)

        The net noncurrent deferred tax asset at October 2, 2004 is included in other assets on the consolidated balance sheet. In accordance with SFAS No. 109 "Accounting for Income Taxes," Sanmina-SCI believes it is more likely than not that Sanmina-SCI will not realize a portion of the benefits of certain deferred tax assets, and accordingly, has provided a valuation allowance for them. Approximately $6.2 million of the valuation allowance at October 2, 2004 relates to deferred tax assets acquired in connection with the merger with SCI (see Note 7). Any portion of this amount for which tax benefits are subsequently recognized will be allocated to reduce goodwill.

        Sanmina-SCI has no present intention of remitting undistributed earnings of foreign subsidiaries aggregating approximately $200 million as of October 2, 2004, and, accordingly, no deferred tax liability has been established relative to these earnings. The American Jobs Creation Act of 2004 creates a temporary incentive for U.S. companies to repatriate accumulated foreign earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. As of October 2, 2004, the Company has not determined whether or not it will repatriate accumulated foreign earnings in light of this legislative change.

        As of October 2, 2004, Sanmina-SCI had cumulative net operating loss carryforwards for federal, state and foreign tax purposes of approximately $408 million, $558 million and $402 million, respectively. The majority of the net operating loss carryforwards will begin expiring in 2014.

        Sanmina-SCI has been granted tax holidays for certain of its China and Singapore subsidiaries. The tax benefit arising from these tax holidays was approximately $16.8 million ($0.03 per diluted share) for fiscal 2004, $13.9 million ($0.03 per diluted share) for fiscal 2003 and $5.9 million ($0.01 per diluted share) for fiscal 2002. The tax holidays expire through 2007, excluding potential renewals, and are subject to certain conditions with which Sanmina-SCI expects to comply.

        Following is a reconciliation of statutory federal tax rate to the effective tax rate resulting from the computation of the provision for (benefit from) income taxes:

	Year Ended
	October 2, 2004	September 27, 2003	September 28, 2002
Federal tax at statutory rate	(35.00)%	(35.00)%	(35.00)%
State income taxes, net of federal benefit	(5.75)	(0.66)	(0.83)
Foreign income (loss) at other than U.S. rates	(154.29)	(5.00)	6.74
Non-deductible goodwill impairment and amortization	—	—	23.15
Foreign sales benefit	(18.20)	(0.66)	(0.40)
Tax credits	(31.00)	0.88	—
Change in valuation allowance	229.72	10.24	1.93
Other	10.67	(0.60)	0.21

Provision for (benefit from) income taxes	(3.85)%	(30.80)%	(4.20)%

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

        Sanmina-SCI's chief operating decision maker is the Chief Operating Officer. Based on the evaluation of financial information by the Chief Operating Officer, management currently believes that Sanmina-SCI operates in two geographic segments, domestic (U.S.A.) and international operations. Revenues are attributable to the country in which the product is manufactured. For fiscal year 2004, 2003 and 2002, one foreign country, Mexico, represented greater than 10% of net sales on a consolidated basis. Revenue derived from Mexican operations was approximately $2.4 billion for fiscal year 2004, $1.9 billion for fiscal year 2003 and $923.8 million for fiscal year 2002. Long-lived assets related to Sanmina-SCI's operations in Mexico accounted for 14.8% and 12.6% of consolidated long-lived assets as of October 2, 2004 and September 27, 2003, respectively. No other foreign country's assets accounted for more than 10% of consolidated long-lived assets as of October 2, 2004 and September 27, 2003. Each segment manufactures, tests and services a full spectrum of complex printed circuit boards, custom backplane interconnect devices, and electronic assembly services. The chief operating decision maker evaluates performance based upon each segment's operating income. Operating income is defined as income before interest income (expense), other income (expense) and income taxes.

        The following summarizes financial information by geographic segment:

	Year Ended
	October 2, 2004	September 27, 2003(1)	September 28, 2002(2)(3)
	(In thousands)
Net sales
Domestic	$3,336,940	$3,150,340	$3,875,001
International	8,867,667	7,211,094	4,886,629

Total	$12,204,607	$10,361,434	$8,761,630

Operating income (loss)
Domestic	$10,377	$(142,886)	$(421,582)
International	95,324	65,010	(2,342,601)

Total	$105,701	$(77,876)	$(2,764,183)

(1)
Includes an impairment of long-lived assets loss of $95.6 million.

(2)
Includes goodwill impairment loss of $2.7 billion.

(3)
On December 6, 2001, we merged with SCI in a purchase business combination. The consolidated financial statements include the operating results of SCI from December 3, 2001, the accounting period close nearest to the acquisition date of December 6, 2001.

	As of
	October 2, 2004	September 27, 2003	September 28, 2002
	(in thousands)
Long-lived assets (excludes goodwill, intangibles and deferred tax assets):
Domestic	$372,463	$457,391	$643,227
International	508,719	565,616	566,965

Total	$881,182	$1,023,007	$1,210,192

Depreciation and amortization:
Domestic	$87,255	$115,687	$150,342
International	103,649	106,913	99,230

Total	$190,904	$222,600	$249,572

Capital expenditures:
Domestic	$39,653	$41,850	$36,414
International	47,545	28,897	56,577

Total	$87,198	$70,747	$92,991

        Although Sanmina-SCI seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina-SCI's net sales. During fiscal 2004, 2003, and 2002, sales to Sanmina-SCI's ten largest customers accounted for 69.3%, 68.5%, and 65.8%, respectively, of Sanmina-SCI's consolidated net sales. In fiscal 2004, sales to Sanmina-SCI's two largest customers accounted for 28.4% and 12.0%, respectively, of Sanmina-SCI's net sales and included sales reported in both domestic and international segments. In fiscal 2003, sales to Sanmina-SCI's two largest customers accounted for 28.8% and 9.6%, respectively of Sanmina-SCI's net sales and included sales reported in both domestic and international segments. In fiscal 2002, sales to Sanmina-SCI's two largest customers represented 18.0% and 15.8%, respectively, of Sanmina-SCI's net sales and included sales reported in both the domestic and international segments.

Note 12. Subsequent Events

        On October 26, 2004, Sanmina-SCI entered into a senior secured credit facility providing for a $500 million revolving credit facility, with a $150.0 million letter of credit sub-limit. The senior secured credit facility expires on October 26, 2007. Borrowing capacity under the senior secured credit facility will be limited to $250.0 million through January 31, 2005 unless Sanmina-SCI raises a specified amount of additional debt or equity capital and uses or sets aside the proceeds to repay its zero coupon subordinated debentures, and will decrease to $100.0 million in borrowings and up to $150 million in letters of credit after such date if Sanmina-SCI has not satisfied this additional financing condition. There are currently no loans or letters of credit outstanding under the senior secured credit facility.

        On October 26, 2004, Sanmina-SCI completed the acquisition of Pentex-Schweizer Circuits Limited, a printed circuit board fabrication provider with operations in China and Singapore. The acquisition of Pentex provides Sanmina-SCI with a solid foundation to support its customers' requirements in this region and with the opportunity to leverage its vertical integration strategy. The total purchase price was approximately $77.2 million, paid in cash.

Note 13. Supplemental Guarantors Condensed Consolidating Financial Information

        On December 23, 2002, Sanmina-SCI issued $750.0 million of its 10.375% Notes as part of a refinancing transaction. See Note 3 for a more complete description of the 10.375% Notes.

        The condensed consolidating financial statements are presented below and should be read in connection with the Consolidated Financial Statements of Sanmina-SCI. Separate financial statements of the Guarantors are not presented because (i) the Guarantors are wholly-owned and have fully and unconditionally guaranteed the 10.375% Notes on a joint and several basis, and (ii) Sanmina-SCI's management has determined such separate financial statements are not material to investors. There are no significant restrictions on the ability of Sanmina-SCI or any Guarantor to obtain funds from its subsidiaries by dividend or loan.

        The following condensed consolidating financial information presents: the condensed consolidating balance sheets as of October 2, 2004 and September 27, 2003, and the condensed consolidating statements of operations and statements of cash flows for fiscal years ended October 2, 2004, September 27, 2003 and September 28, 2002, of (a) Sanmina-SCI, the parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Sanmina-SCI with the guarantor subsidiaries and the non-guarantor subsidiaries; and (e) Sanmina-SCI, the guarantor subsidiaries and the non-guarantor subsidiaries on a consolidated basis.

        Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany sales.

CONDENSED CONSOLIDATING BALANCE SHEET

As of October 2, 2004

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
ASSETS:
Current assets Cash and cash equivalents	$481,126	$68,963	$566,060	$—	$1,116,149
Short-term investments	12,518	—	—	—	12,518
Accounts receivable, net	169,105	207,392	1,292,476	—	1,668,973
Accounts receivable—intercompany	151,181	188,657	1,242	(341,080)	—
Inventories	121,131	286,494	656,893	—	1,064,518
Deferred income taxes	159,598	78,121	66,246	—	303,965
Prepaid expenses and other	17,873	21,681	56,969	—	96,523

Total current assets	1,112,532	851,308	2,639,886	(341,080)	4,262,646

Property, plant and equipment, net	178,013	113,154	491,475	—	782,642
Goodwill	27,226	1,194,180	1,033,573	—	2,254,979
Intercompany accounts	695,549	305,779	—	(1,001,328)	—
Investment in subsidiaries	2,975,063	1,355,746	—	(4,330,809)	—
Other assets	196,383	60,179	128,498	(138,691)	246,369

Total assets	$5,184,766	$3,880,346	$4,293,432	$(5,811,908)	$7,546,636

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current portion of long-term debt	$608,092	$534	$1,120	$—	$609,746
Accounts payable	197,357	343,881	1,089,595	—	1,630,833
Accounts payable—intercompany	—	198,077	143,003	(341,080)	—
Accrued liabilities	198,149	46,370	136,604	—	381,123
Accrued payroll and related benefits	43,401	31,726	89,230	—	164,357

Total current liabilities	1,046,999	620,588	1,459,552	(341,080)	2,786,059

Long-term liabilities:
Long-term debt, net of current portion	762,986	520,818	27,573	—	1,311,377
Intercompany accounts noncurrent	—	—	1,001,328	(1,001,328)	—
Deferred income tax liability	—	138,691	—	(138,691)	—
Other	20,070	51,179	23,240	—	94,489

Total long-term liabilities	783,056	710,688	1,052,141	(1,140,019)	1,405,866

Stockholders' equity:
Common stock	5,420	70,558	310,186	(380,744)	5,420
Other stockholders' equity accounts	3,349,291	2,478,512	1,471,553	(3,950,065)	3,349,291

Total stockholders' equity	3,354,711	2,549,070	1,781,739	(4,330,809)	3,354,711

Total liabilities and stockholders' equity	$5,184,766	$3,880,346	$4,293,432	$(5,811,908)	$7,546,636

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended October 2, 2004

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
Net sales	$1,257,105	$3,795,928	$9,372,974	$(2,221,400)	$12,204,607
Cost of sales	1,191,718	3,613,757	9,000,309	(2,221,400)	11,584,384

Gross profit	65,387	182,171	372,665	—	620,223

Operating expenses:
Selling, general and administrative and research and development	57,355	121,761	185,272	—	364,388
Amortization of intangibles	3,817	4,730	—	—	8,547
Integration costs	—	2,373	1,830	—	4,203
Restructuring costs	12,329	34,816	90,239	—	137,384

Total operating expenses	73,501	163,680	277,341	—	514,522

Operating income (loss)	(8,114)	18,491	95,324	—	105,701
Interest income	3,468	6,789	15,133	—	25,390
Interest expense	(92,651)	(18,564)	(21,594)	—	(132,809)
Interest income (expense)—intercompany	34,925	(21,058)	(13,867)	—	—
Other income (expense)	3,829	1,585	(19,277)	—	(13,863)

Other Income (expense), net	(50,429)	(31,248)	(39,605)	—	(121,282)

Income (loss) before income taxes, extraordinary gain and equity in income (loss) of subsidiaries	(58,543)	(12,757)	55,719	—	(15,581)
Provision for (benefit from) income taxes	(16,907)	(3,684)	19,991	—	(600)
Extraordinary gain,net of tax	—	—	3,583	—	3,583
Equity in income (loss) of subsidiaries	30,238	(24,869)	—	(5,369)	—

Net income (loss)	$(11,398)	$(33,942)	$39,311	$(5,369)	$(11,398)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended October 2, 2004

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
Cash provided by (used for) operating activities	$(25,069)	$78,306	$140,607	$—	$193,844
Cash flows from investing activities:
Purchases of short-term investments	(57,593)	—	—	—	(57,593)
Proceeds from maturities of short-term investments	82,853	—	—	—	82,853
Purchases of long term investments	(1,148)	—	(11,755)	—	(12,903)
Purchases of property, plant and equipment	(18,092)	(21,561)	(47,545)	—	(87,198)
Proceeds from sale of property, plant and equipment	3,565	18,944	5,158	—	27,667
Cash paid for businesses acquired, net	(32,699)	(15,379)	(30,397)	—	(78,475)

Cash used for investing activities	(23,114)	(17,996)	(84,539)	—	(125,649)

Cash flows from financing activities:
Payments of notes and credit facilities, net	(612)	(14)	(2,770)	—	(3,396)
Payments of long-term debt	—	(358)	(21,421)	—	(21,779)
Proceeds from sale of common stock, net of issuance costs	35,680	—	—	—	35,680
Proceeds from (repayment of) intercompany debt	103,125	(103,137)	12	—	—

Cash provided by (used for) financing activities	138,193	(103,509)	(24,179)	—	10,505

Effect of exchange rate changes	—	—	(6,401)	—	(6,401)
Increase (decrease) in cash and cash equivalents	90,010	(43,199)	25,488	—	72,299
Cash and cash equivalents at beginning of period	391,116	112,162	540,572	—	1,043,850

Cash and cash equivalents at end of period	$481,126	$68,963	$566,060	$—	$1,116,149

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 27, 2003

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$391,116	$112,162	$540,572	$—	$1,043,850
Short-term investments	39,131	—	7	—	39,138
Accounts receivable, net	98,777	204,491	1,273,124	—	1,576,392
Accounts receivable—intercompany	514,064	—	—	(514,064)	—
Inventories	120,761	234,618	622,420	—	977,799
Deferred income taxes	86,720	191,046	84,358	—	362,124
Prepaid expenses and other	21,503	34,088	63,076	(8,805)	109,862

Total current assets	1,272,072	776,405	2,583,557	(522,869)	4,109,165

Property, plant and equipment, net	197,498	161,241	544,129	—	902,868
Goodwill	21,448	1,206,706	995,268	—	2,223,422
Intercompany accounts	739,947	503,560	—	(1,243,507)	—
Investment in subsidiaries	2,668,072	1,389,193	—	(4,057,265)	—
Other assets	106,899	57,928	94,721	(104,101)	155,447

Total assets	$5,005,936	$4,095,033	$4,217,675	$(5,927,742)	$7,390,902

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current portion of long-term debt	$446	$246	$2,797	$—	$3,489
Accounts payable	127,952	353,210	1,025,836	—	1,506,998
Accounts payable—intercompany	—	417,589	96,475	(514,064)	—
Accrued liabilities	145,963	107,490	150,258	(8,805)	394,906
Accrued payroll and related benefits	39,483	21,676	69,501	—	130,660

Total current liabilities	313,844	900,211	1,344,867	(522,869)	2,036,053

Long-term liabilities:
Long-term debt, net of current portion	1,354,616	519,128	51,886	—	1,925,630
Intercompany accounts—noncurrent	—	—	1,243,507	(1,243,507)	—
Deferred income tax liability	—	135,041	—	(104,101)	30,940
Other	14,222	45,043	15,760	—	75,025

Total long-term liabilities	1,368,838	699,212	1,311,153	(1,347,608)	2,031,595

Stockholders' equity:
Common stock	5,304	15,681	460,142	(475,823)	5,304
Other stockholders' equity accounts	3,317,950	2,479,929	1,101,513	(3,581,442)	3,317,950

Total stockholders' equity	3,323,254	2,495,610	1,561,655	(4,057,265)	3,323,254

Total liabilities and stockholders' equity	$5,005,936	$4,095,033	$4,217,675	$(5,927,742)	$7,390,902

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended September 27, 2003

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
Net sales	$820,585	$3,535,193	$7,621,291	$(1,615,635)	$10,361,434
Cost of sales	792,733	3,378,591	7,343,275	(1,615,635)	9,898,964

Gross profit	27,852	156,602	278,016	—	462,470

Operating expenses:
Selling, general and administrative and research and Development	60,237	112,816	148,633	—	321,686
Amortization of intangibles	1,416	5,180	—	—	6,596
Write down of long-lived assets	19,261	52,219	24,120	—	95,600
Integration costs	—	6,775	3,945	—	10,720
Restructuring costs	44,839	24,808	36,097	—	105,744

Total operating expenses	125,753	201,798	212,795	—	540,346

Operating income (loss)	(97,901)	(45,196)	65,221	—	(77,876)
Interest income	7,256	5,811	4,633	—	17,700
Interest expense	(99,511)	(18,761)	(11,991)	—	(130,263)
Interest income (expense)—intercompany	12,048	11,364	(23,412)	—	—
Other income (expense)	(24,306)	23,023	(6,485)	—	(7,768)

Other Income (expense), net	(104,513)	21,437	(37,255)	—	(120,331)

Income (loss) before income taxes and equity in income (loss) of subsidiaries	(202,414)	(23,759)	27,966	—	(198,207)
Provision for (benefit from) income taxes	(76,503)	(3,279)	18,732	—	(61,050)
Equity in income (loss) of subsidiaries	(11,246)	1,001	—	10,245	—

Net income (loss)	$(137,157)	$(19,479)	$9,234	$10,245	$(137,157)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended September 27, 2003

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
Cash provided by (used for) operating activities	$(34,757)	$93,057	$493,155	$—	$551,455
Cash flows from investing activities:
Purchases of short-term investments	(90,982)	—	—	—	(90,982)
Proceeds from maturities of short-term investments	151,687	—	—	—	151,687
Purchases of long term investment	(500)	—	—	—	(500)
Purchases of property, plant and equipment	(23,016)	(18,834)	(28,897)	—	(70,747)
Proceeds from sale of property, plant and equipment	2,920	14,378	9,802	—	27,100
Cash paid for businesses acquired, net	—	(24,503)	(199,245)	—	(223,748)

Cash provided by (used for) investing activities	40,109	(28,959)	(218,340)	—	(207,190)

Cash flows from financing activities:
Repurchase of convertible notes	(400,717)	(41,248)	—	—	(441,965)
Proceeds from notes and credit facilities, net	983,137	—	5,398	—	988,535
Payment on line of credit, net	(400,650)	(202,430)	(3,112)	—	(606,192)
Payments of long-term debt	(283,210)	(510)	(40,790)	—	(324,510)
Proceeds from sale of common stock, net of issuance costs	13,585	—	—	—	13,585
Proceeds from (repayment of) intercompany debt	18,827	157,682	(176,509)	—	—

Cash used for financing activities	(69,028)	(86,506)	(215,013)	—	(370,547)

Effect of exchange rate changes	—	—	5,598	—	5,598
Increase (decrease) in cash and cash equivalents	(63,676)	(22,408)	65,400	—	(20,684)
Cash and cash equivalents at beginning of period	454,792	134,570	475,172	—	1,064,534

Cash and cash equivalents at end of period	$391,116	$112,162	$540,572	$—	$1,043,850

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended September 28, 2002

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
Net sales	$921,681	$3,650,118	$5,345,894	$(1,156,063)	$8,761,630
Cost of sales	862,396	3,503,052	5,177,544	(1,156,063)	8,386,929

Gross profit	59,285	147,066	168,350	—	374,701

Operating expenses:
Selling, general and administrative and research and development	73,862	104,684	109,079	—	287,625
Amortization of intangibles	433	4,734	590	—	5,757
Goodwill impairment	68,010	230,990	2,371,000	—	2,670,000
Integration costs	—	3,707	—	—	3,707
Restructuring costs	42,592	98,921	30,282	—	171,795

Total operating expenses	184,897	443,036	2,510,951	—	3,138,884

Operating loss	(125,612)	(295,970)	(2,342,601)	—	(2,764,183)
Interest income	18,279	2,706	4,307	—	25,292
Interest expense	(54,411)	(15,910)	(27,512)	—	(97,833)
Interest income (expense)—intercompany	(11,993)	(54,487)	66,480	—	—
Other income (expense)	24,016	3,598	(5,782)	—	21,832

Other income (expense), net	(24,109)	(64,093)	37,493	—	(50,709)

(Loss) before income taxes and equity in loss of subsidiaries	(149,721)	(360,063)	(2,305,108)	—	(2,814,892)
Benefit for income taxes	(50,800)	(44,654)	(22,685)	—	(118,139)
Equity in loss of subsidiaries	(2,597,832)	(2,170,747)	—	4,768,579	—

Net loss	$(2,696,753)	$(2,486,156)	$(2,282,423)	$4,768,579	$(2,696,753)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended September 28, 2002

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
Cash provided by operating activities	$65,644	$261,456	$496,219	$—	$823,319
Cash flows from investing activities:
Purchases of short-term investments	(488,652)	—	—	—	(488,652)
Proceeds from maturities of short-term investments	1,202,903	—	—	—	1,202,903
Purchases of property, plant and equipment	(17,544)	(2,122)	(73,325)	—	(92,991)
Proceeds from sale of property, plant and equipment	643	2,765	565	—	3,973
Cash paid for businesses acquired, net	—	(70,059)	(249,882)	—	(319,941)

Cash provided by (used for) investing activities	697,350	(69,416)	(322,642)	—	305,292

Cash flows from financing activities:
Repurchase of convertible notes	(125,466)	—	—	—	(125,466)
Proceeds from notes and credit facilities, net	1,424,000	204,300	15,182	—	1,643,482
Payments of long-term debt	(1,022,229)	(990,535)	(40,203)	—	(2,052,967)
Proceeds from sale of common stock, net of issuance costs	17,545	—	—	—	17,545
Repurchase of common stock	(116,344)	—	—	—	(116,344)
Proceeds from (repayment of) intercompany debt	(981,682)	721,288	260,394	—	—

Cash provided by (used for) financing activities	(804,176)	(64,947)	235,373	—	(633,750)

Effect of exchange rate changes	—	—	2,024	—	2,024
Increase (decrease) in cash and cash equivalents	(41,182)	127,093	410,974	—	496,885
Cash and cash equivalents at beginning of period	495,974	7,477	64,198	—	567,649

Cash and cash equivalents at end of period	$454,792	$134,570	$475,172	$—	$1,064,534

FINANCIAL STATEMENT SCHEDULE

        The financial statement Schedule II—VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SANMINA-SCI CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged (Credited) to Operations	SCI/Other Mergers	Charges Utilized	Balance at End of Period
	(In thousands)
Allowance for Doubtful Accounts
Fiscal year ended September 28, 2002	$48,605	$(1,421)	$58,606	$(19,566)	$86,224
Fiscal year ended September 27, 2003	86,224	(11,682)	—	(23,211)	51,331
Fiscal year ended October 2, 2004	51,331	(3,776)	—	(12,149)	35,406
Restructuring Accrual
Fiscal year ended September 28, 2002	$45,115	171,795	163,963	(266,269)	114,604
Fiscal year ended September 27, 2003	114,604	105,744	16,040	(183,205)	53,183
Fiscal year ended October 2, 2004	53,183	137,384	16,882	(171,952)	35,497

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANMINA-SCI CORPORATION (Registrant)
	By:	/s/ JURE SOLA Jure Sola Chairman and Chief Executive Officer
Date: December 28, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JURE SOLA Jure Sola	Chief Executive Officer and Director (Principal Executive Officer)	December 28, 2004
/s/ DAVID L. WHITE David L. White	Chief Financial Officer (Principal Financial Officer)	December 29, 2004
/s/ MARK J. LUSTIG Mark J. Lustig	Senior Vice-President and Corporate Controller (Principal Accounting Officer)	December 28, 2004
/s/ JOHN BOLGER John Bolger	Director	December 28, 2004
/s/ NEIL BONKE Neil Bonke	Director	December 28, 2004
/s/ RANDY W. FURR Randy W. Furr	Director	December 28, 2004
/s/ MARIO M. ROSATI Mario M. Rosati	Director	December 29, 2004
/s/ A. EUGENE SAPP, JR. A. Eugene Sapp, Jr.	Director	December 28, 2004
/s/ WAYNE SHORTRIDGE Wayne Shortridge	Director	December 28, 2004
/s/ PETER J. SIMONE Peter J. Simone	Director	December 27, 2004
/s/ JACQUELYN M. WARD Jacquelyn M. Ward	Director	December 28, 2004

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001
3.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.2(33)	Amended and Restated Bylaws of the Registrant, dated December 1, 2003.
4.2(6)
Preferred Stock Rights Agreement, dated as of May 17, 2001 between the Registrant and Wells Fargo National Bank, Minnesota, N.A., including the form of Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C.
4.4(7)	Indenture dated September 12, 2000, between the Registrant and Wells Fargo Bank, N.A. as Trustee.
4.5(8)	Subordinated Indenture dated March 15, 2000, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee ("Subordinated Indenture").
4.5.1(9)	Supplemental Indenture No. 1 to the Subordinated Indenture, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee.
4.5.2(5)	Supplemental Indenture No. 2 to the Subordinated Indenture, by and among SCI Systems, Inc., Sanmina Corporation, as Guarantor, and Bank One Trust Company, National Association, as Trustee.
4.7(25)	Indenture, dated as of December 23, 2002, among the Registrant, the Guarantors Party thereto and State Street Bank and Trust Company California, N.A., as trustee.
4.8(26)	Exchange and Registration Rights Agreement dated December 23, 2002 among the Registrant, the subsidiaries of the Registrant party thereto, and the Purchasers party thereto.
4.9(27)
Intercreditor Agreement, dated as of December 23, 2002, by and among, as second lien collateral trustees, LaSalle Business Credit, Inc., as collateral agent, State Street Bank and Trust Company of California, N.A. and each New First Lien Claimholder Representative which may become a party from time to time, and the Registrant.
4.10(28)
Sanmina-SCI Corporation Second Lien Collateral Trust Agreement, dated as of December 23, 2002, by and among the Registrant, the subsidiaries of the Registrant party thereto and State Street Bank and Trust Company of California, N.A., as second lien collateral trustee.
4.12
Credit and Guaranty Agreement, dated as of October 26, 2004, among the Registrant, certain Subsidiaries of the Registrant from time to time party thereto, various Lenders party thereto, Banc of America Securities LLC, as Syndication Agent, Citibank, N.A., as Collateral Agent, and Citicorp USA, Inc., as Administrative Agent.
10.2(10)	Amended 1990 Incentive Stock Plan.
10.3(11)	1993 Employee Stock Purchase Plan.
10.29(12)	1999 Stock Plan.
10.29.1(5)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.30(13)	1995 Director Option Plan.
10.31(14)	1996 Supplemental Stock Plan.

10.32(15)	Hadco Corporation 1998 Stock Plan, as Amended and Restated March 3, 1999.
10.33(16)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated July 1, 1998.
10.34(17)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated April 7, 1998.
10.35(18)	SCI Systems, Inc. 1994 Stock Option Incentive Plan.
10.36(19)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.37(20)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10.42(21)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.43(22)	Employment Agreement, dated July 13, 2001, between the Registrant, SCI Systems, Inc. and A. Eugene Sapp, Jr.
10.45(25)	Agreement and Plan of Reorganization, dated July 13, 2001 (as amended and restated), by and among the Registrant, Sun Acquisition Subsidiary, Inc. and SCI Systems, Inc.
10.49(5)	Deferred Compensation Plan for Outside Directors.
10.50(5)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.50.1(5)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).
10.51(29)	Executive Deferred Compensation Plan
10.52(30)	Amendment Agreement dated December 5, 2002 to the Employment Agreement dated September 30, 2001 between the Registrant, SCI Systems, Inc. and A. Eugene Sapp, Jr.
10.53(31)	2003 Employee Stock Purchase Plan.
10.54	Separation Agreement and Release, dated January 20, 2004, between the Registrant and Rick R. Ackel.
14.1(32)	Sanmina-SCI Corporation Code of Business Conduct and Ethics
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
31.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).
31.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1(24)	Sanmina-SCI Corporation Press Release issued April 18, 2002.

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant's Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission ("SEC") on December 24, 1996.

(2)
Incorporated by reference to Exhibit 3.1(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.

(3)
Incorporated by reference to Exhibit 3.1.3 to the Registrant's Report on Form 10-K for the fiscal year ended September 30, 2001, filed with the SEC on December 21, 2001.

(4)
Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4 filed with the SEC on August 10, 2001.

(5)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed on December 4, 2002.

(6)
Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form 8-A filed with the SEC on May 25, 2001.

(7)
Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 filed with the SEC on November 20, 2000.

(8)
Incorporated by reference to Exhibit 2.2 to SCI Systems, Inc.'s Registration Statement on Form 8-A12B, SEC File No. 001-12821, filed with the SEC on March 9, 2000.

(9)
Incorporated by reference to Exhibit 4.1 to SCI Systems, Inc.'s Report on Form 8-K, SEC File No. 001-12821, filed with the SEC on April 5, 2000.

(10)
Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-K, SEC File No. 000-21272, filed with the SEC on December 29, 1994.

(11)
Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.

(12)
Incorporated by reference to Exhibit 4.3 to the Registrant's Report on Form S-8, filed with the SEC on May 25, 1999.

(13)
Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.

(14)
Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.

(15)
Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(16)
Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(17)
Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(18)
Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(19)
Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(20)
Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(21)
Incorporated by reference to Exhibit 10.42 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.

(22)
Incorporated by reference to Exhibit 10.40 to the Registrant's Registration Statement on Form S-4 filed with the SEC on August 10, 2001.

(23)
Incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 filed with the SEC on August 10, 2001.

(24)
Incorporated by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K, filed with the SEC on April 23, 2002.

(25)
Incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(26)
Incorporated by reference to Exhibit 4.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(27)
Incorporated by reference to Exhibit 4.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(28)
Incorporated by reference to Exhibit 4.10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(29)
Incorporated by reference to Exhibit 10.51 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(30)
Incorporated by reference to Exhibit 10.52 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(31)
Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on April 23, 2003.

(32)
Incorporated by reference to Exhibit 14.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed December 9, 2003

(33)
Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed December 9, 2003

QuickLinks

INDEX
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
EXECUTIVE OFFICERS OF SANMINA-SCI
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
FIVE YEAR SELECTED FINANCIAL HIGHLIGHTS
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
PART IV
  Item 15. Exhibits and Financial Statement Schedules
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SANMINA-SCI CORPORATION CONSOLIDATED BALANCE SHEETS
SANMINA-SCI CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
SANMINA-SCI CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SANMINA-SCI CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
SANMINA-SCI CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET As of October 2, 2004
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended October 2, 2004
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended October 2, 2004
CONDENSED CONSOLIDATING BALANCE SHEET As of September 27, 2003
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended September 27, 2003
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended September 27, 2003
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended September 28, 2002
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended September 28, 2002
FINANCIAL STATEMENT SCHEDULE
SANMINA-SCI CORPORATION SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
EXHIBIT INDEX