Form 10-Q
period 2005-01-01
SANMINA-SCI CORP
filed 2005-02-10
CIK 897723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of February 7, 2005, there were 523,418,909 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION
INDEX

SANMINA-SCI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 1, 2005	October 2, 2004
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,063,380	$1,116,149
Short-term investments	19,042	12,518
Accounts receivable, net	1,802,862	1,668,973
Inventories	1,003,112	1,064,518
Deferred income taxes	306,674	303,965
Prepaid expenses and other	108,860	96,523
Total current assets	4,303,930	4,262,646
Property, plant and equipment, net	801,498	782,642
Goodwill	2,292,122	2,254,979
Other assets	228,298	246,369
Total assets	$7,625,848	$7,546,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$615,794	$609,746
Accounts payable	1,624,599	1,630,833
Accrued liabilities	408,404	381,123
Accrued payroll and related benefits	164,767	164,357
Total current liabilities	2,813,564	2,786,059
Long-term liabilities:
Long-term debt, net of current portion	1,290,060	1,311,377
Other	120,410	94,489
Total long-term liabilities	1,410,470	1,405,866
Stockholders’ equity:
Common stock	5,426	5,420
Treasury stock	(188,633)	(188,607)
Additional paid-in capital	5,724,165	5,719,137
Other comprehensive income	50,419	32,690
Accumulated deficit	(2,189,563)	(2,213,929)
Total stockholders’ equity	3,401,814	3,354,711
Total liabilities and stockholders’ equity	$7,625,848	$7,546,636

See accompanying notes.

SANMINA-SCI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	January 1, 2005	December 27, 2003
	(In thousands, except per share data)
	(Unaudited)
Net sales	$3,252,706	$2,970,281
Cost of sales	3,075,739	2,829,090
Gross profit	176,967	141,191
Operating expenses:
Selling, general and administrative	87,309	77,046
Research and development	7,490	6,899
Amortization of intangibles	2,030	2,120
Integration costs	114	1,731
Restructuring costs	20,425	7,206
Total operating expenses	117,368	95,002
Operating income	59,599	46,189
Interest income	12,054	3,438
Interest expense	(38,603)	(28,205)
Other income (expense)	270	(2,648)
Other income (expense), net	(26,279)	(27,415)
Income before provision for income taxes	33,320	18,774
Provision for income taxes	8,954	3,005
Net income	$24,366	$15,769
Earnings per share:
Basic	$0.05	$0.03
Diluted	$0.05	$0.03
Shares used in computing per share amounts:
Basic	519,205	513,379
Diluted	525,008	526,357

See accompanying notes.

SANMINA-SCI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 1, 2005	December 27, 2003
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,366	$15,769
Adjustments to reconcile net income to cash provided by operating activities:
Restructuring costs	1,982	(493)
Depreciation and amortization	47,706	49,676
Provision (benefit) for doubtful accounts	(918)	3
Deferred compensation	2,790	3,733
Loss on disposal of property and equipment	759	150
Loss from investment in 50% or less owned companies	—	1,843
Other, net	959	(1,065)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(95,214)	(150,990)
Inventories	88,901	(85,161)
Prepaid expenses, deposits and other	(24,957)	6,559
Income tax accounts	5,294	(13,878)
Accounts payable and accrued liabilities	480	283,851
Cash provided by operating activities	52,148	109,997
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(11,460)	(12,495)
Proceeds from maturities of short-term investments	5,234	6,516
Purchases of long-term investments	(314)	(11,954)
Purchases of property and equipment	(14,742)	(11,868)
Proceeds from sale of property and equipment	7,715	10,754
Cash paid for businesses acquired, net of cash acquired	(77,093)	(14,661)
Cash used for investing activities	(90,660)	(33,708)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(12,119)	(4,456)
Payments of long-term liabilities	(715)	—
Proceeds from long-term debt, net of issuance costs	—	64
Payments of notes and credit facilities, net	(1,538)	(5,172)
Proceeds from sale of common stock, net of issuance costs	2,244	10,277
Cash provided by (used for) financing activities	(12,128)	713
Effect of exchange rate changes	(2,129)	(1,114)
Increase (decrease) in cash and cash equivalents	(52,769)	75,888
Cash and cash equivalents at beginning of period	1,116,149	1,043,850
Cash and cash equivalents at end of period	$1,063,380	$1,119,738

See accompanying notes.

SANMINA-SCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

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

The results of operations for the three months ended January 1, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended October 2, 2004, included in Sanmina-SCI’s annual report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2—Summary of Significant Accounting Policies

Fiscal Year.   Sanmina-SCI operates on a 52 or 53-week year ending on the Saturday nearest September 30. Accordingly, the 2002 fiscal year ended on September 28, the 2003 fiscal year ended on September 27, the 2004 fiscal year ended on October 2 and the 2005 fiscal year will end on October 1. All general references to years relate to fiscal years unless otherwise noted.

Principles of Consolidation.   The consolidated financial statements include the accounts of Sanmina-SCI and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Foreign Currency Translation.   For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported as a separate component of stockholders’ equity. Remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other income (expense) in the accompanying condensed consolidated statements of operations.

Cash and Cash Equivalents.   Sanmina-SCI considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At January 1, 2005, cash and cash equivalents includes $25.5 million of restricted cash and cash equivalents, primarily relating to accounts collateralizing letters of credit.

Exit Costs.   Sanmina-SCI recognizes restructuring charges related to its plans to exit certain activities resulting from the identification of excess manufacturing and administrative facilities that it chooses to close or consolidate. In connection with its exit activities, Sanmina-SCI records restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Where applicable, employee termination costs are recorded pursuant to SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.” Fixed assets that are written off or impaired as a result of restructuring plans are typically held for sale or scrapped. The remaining carrying value of such assets was not material at January 1, 2005 or October 2, 2004. The recognition of restructuring charges requires Sanmina-SCI’s management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less sales costs, of equipment to be disposed of. Management’s estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, Sanmina-SCI evaluates the remaining accrued balances to ensure their adequacy, that no excess accruals are retained, and the utilization of the provisions are for their intended purposes in accordance with developed exit plans.

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

Sanmina-SCI has determined that there are two reporting units: international and domestic. Goodwill information for each reporting unit is as follows (in thousands):

	As of October 2, 2004	Additions to Goodwill	Adjustments to Goodwill	As of January 1, 2005
Segments:
Domestic	$1,221,406	$2,026	$(293)	$1,223,139
International	1,033,573	30,342	5,068	1,068,983
Total	$2,254,979	$32,368	$4,775	$2,292,122

Additions to goodwill represent the initial allocation of goodwill to businesses acquired in the current period. Adjustments to goodwill primarily represent purchase price allocation adjustments related to business combinations consummated in prior periods.

Sanmina-SCI has certain identifiable intangible assets that are subject to amortization. Intangible assets are included in other assets  in the consolidated balance sheets. The components of intangible assets are as follows:

	January 1, 2005			October 2, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangibles	$74,779	$(40,927)	$33,852	$74,788	$(38,897)	$35,891

Intangible asset amortization expense for the three months ended January 1, 2005 and December 27, 2003 was approximately $2.0 million and $2.1 million, respectively.

Estimated annual amortization expense for intangible assets at January 1, 2005 is as follows (in thousands):

Fiscal Year:
2005 (remainder)	$5,917
2006	6,572
2007	6,358
2008	6,358
2009	4,990
2010	3,657
Thereafter	—
$33,852

Revenue Recognition.   Sanmina-SCI generally recognizes revenue at the point of shipment to its customers, under the contractual terms which in general are FOB shipping point or when services have been performed. Sanmina-SCI also derives revenues from sales of certain inventory, including raw materials, to customers who reschedule, amend or cancel purchase orders after Sanmina-SCI has procured inventory to fulfill their purchase orders. Title to the product or the inventory transfers upon shipment and the customer’s assumption of the risks and rewards of ownership of the product. In some cases, Sanmina-SCI will recognize revenue upon receipt of shipment by the customer or at its designated location. Except in specific circumstances, there are no formal customer acceptance requirements or further Sanmina-SCI obligations to the product or the inventory subsequent to shipment. In specific circumstances in which there are such customer acceptance requirements or further Sanmina-SCI obligations, revenue is recognized at the point of formal acceptance and upon completion of obligations. Provisions are made for estimated warranty costs, sales returns, and adjustments.

Warranty Reserves.   Sanmina-SCI establishes a warranty provision on shipped products based on individual manufacturing contract requirements and past warranty experience. Each period end the balance is reviewed to ensure its adequacy. Accrued warranty reserves at January 1, 2005 and October 2, 2004 were less than one percent of total current liabilities.

Earnings Per Share.   Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the quarters ended January 1, 2005 and December 27, 2003, 20,112,918 and 20,112,918 potentially dilutive shares from the conversion of the convertible subordinated debt and after-tax interest expense of $9.3 million and $8.7 million, respectively, were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. Stock options with exercise prices greater than the average fair market price for a period, which are defined as anti-dilutive, are not included in the diluted earnings per share calculations because of their anti-dilutive effect. For the quarters ended January 1, 2005 and December 27, 2003, 39,556,239 and 8,025,056 stock options, respectively, were anti-dilutive and excluded from the diluted earnings per share calculation due to the exercise prices being greater than the average fair market price. Contingently issuable stock, such as restricted stock, is included in the diluted earnings per share calculations unless anti-dilutive. For the three months ended January 1, 2005, and December 27, 2003, 104,731 and 0 shares, respectively, of restricted stock were anti-dilutive and therefore excluded from the diluted earnings per share calculation. The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	January 1, 2005	December 27, 2003
Numerator:
Net income	$24,366	$15,769
Denominator:
Weighted average shares—basic	519,205	513,379
Effect of dilutive potential common shares	5,803	12,978
Weighted average number of shares—diluted	525,008	526,357
Net income per share—basic	$0.05	$0.03
Net income per share—diluted	$0.05	$0.03

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

Sanmina-SCI uses the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the company’s net income (loss) and earnings (loss) per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the fair value of stock options granted. The assumptions used for the three months ended January 1, 2005 and December 27, 2003 are presented below:

	Three Months Ended
Stock Options	January 1, 2005	December 27, 2003
Volatility	60%	75%
Risk-free interest rate	3.64%	3.17%
Dividend yield	0%	0%
Expected life of options(1)	4.4 years	1.2 years

	Three Months Ended
Employee Stock Purchase Plan	January 1, 2005	December 27, 2003
Volatility	60%	75%
Risk-free interest rate	3.64%	3.17%
Dividend yield	0%	0%
Expected life	0.5 years	0.5 years

(1)           From grant date in fiscal 2005 and from vesting date in fiscal 2004.

Sanmina-SCI has several stock option plans which are described in the Company’s most recent Annual Report on Form 10-K. Sanmina-SCI accounts for its stock option plans and employee stock purchase plan in accordance with APB Opinion No. 25 and related interpretations. Had compensation cost for all plans been determined consistent with SFAS Nos. 123 and 148, Sanmina-SCI’s net income and earnings per share would have been the following pro forma amounts (in thousands, except per share data):

	Three Months Ended
	January 1, 2005	December 27, 2003
Net income:
As reported	$24,366	$15,769
Stock based employee compensation expense included in reported net income, net of tax	2,036	2,329
Stock-based employee compensation expense determined under fair value method, net of tax	(13,838)	(15,135)
Pro forma	$12,564	$2,963
Basic earnings per share:
As reported	$0.05	$0.03
Pro forma	$0.02	$0.01
Diluted earnings per share:
As reported	$0.05	$0.03
Pro forma	$0.02	$0.01

Note 3—Restructuring Costs

Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations when a liability is incurred. The accrued restructuring costs are included in “accrued liabilities” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 through the first quarter of fiscal year 2005.

	Employee Termination Benefits	Lease and Contract Termination Costs	Other Restructuring Costs	Impairment of Fixed Assets	Total
	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 28, 2002	$—	$—	$—	$—	$—
Charges to operations	5,959	10,323	597	8,085	24,964
Charges utilized	(2,089)	(8,861)	(597)	(8,085)	(19,632)
Balance at September 27, 2003	3,870	1,462	—	—	5,332
Charges to operations	59,076	11,186	18,890	18,079	107,231
Charges utilized	(45,618)	(9,677)	(18,848)	(18,079)	(92,222)
Reversal of accrual	(1,832)	(1,384)	—	—	(3,216)
Balance at October 2, 2004	15,496	1,587	42	—	17,125
Charges to operations	12,660	2,873	1,363	1,224	18,120
Charges utilized	(11,718)	(1,805)	(200)	(1,224)	(14,947)
Balance at January 1, 2005	$16,438	$2,655	$1,205	$—	$20,298

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

During fiscal 2004, Sanmina-SCI recorded restructuring charges of approximately $107.2 million related to restructuring activities initiated after January 1, 2003. With the exception of $7.8 million of restructuring charges associated with phase three restructuring plan announced in July 2004, these restructuring charges were incurred in connection with phase two restructuring plan announced in October 2002. These charges included employee termination benefits of approximately $59.0 million, lease and contract termination costs of approximately $11.2 million, other restructuring costs of approximately $18.9 million, primarily costs incurred to prepare facilities for closure, and impairment of fixed assets of $18.1 million consisting of excess facilities and equipment to be disposed of. The employee termination benefits were related to the involuntary termination of 2,000 employees, the majority of which were involved in manufacturing activities. Approximately $45.6 million of employee termination benefits were utilized during fiscal 2004 for the termination of approximately 1,900 employees. Sanmina-SCI also utilized $9.7 million of lease and contract termination costs and $18.8 million of the other restructuring costs during fiscal 2004. During fiscal 2004, Sanmina-SCI reversed approximately $1.8 million of accrued employee termination benefits and approximately $1.4 million of accrued lease costs due to revisions of estimates.

During the three months ended January 1, 2005, Sanmina-SCI recorded restructuring charges of approximately $18.1 million, of  which $16.3 million relates to our phase three restructuring plan and the remainder relates to our phase two restructuring plan. These charges included employee termination benefits of approximately $12.6 million, lease and contract termination costs of approximately $2.9 million, other restructuring costs of approximately $1.4 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $1.2 million consisting of excess facilities and equipment to be disposed of. This $1.2 million was fully utilized in the first quarter of 2005. The employee termination benefits were related to the involuntary termination of 673 employees, the majority of which were involved in manufacturing activities. Approximately $11.7 million for employee termination benefits was utilized during the three months ended January 1, 2005. A total of approximately 311 employees were terminated during the three months ended January 1, 2005 pursuant to this restructuring plan. Sanmina-SCI also utilized $1.8 million of lease and contract termination costs and $200,000 of the other restructuring costs during the three months ended January 1, 2005.

Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations generally at the commitment date. The accrued restructuring costs are included in “accrued liabilities” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 and SFAS 112 pursuant to Sanmina-SCI’s ongoing restructuring plans through the first quarter of fiscal year 2005.

	Employee Severance and Related Expenses	Restructuring and Other Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 28, 2002	$10,344	$779	$35,887	$—	$47,010
Charges to operations	18,138	(779)	31,977	38,400	88,515
Charges utilized	(12,476)	—	(51,906)	(38,400)	(103,561)
Reversal of accrual	(6,267)	—	(1,468)	—	(7,735)
Balance at September 27, 2003	9,739	—	14,490	—	24,229
Charges to operations	8,205	—	35,730	3,500	47,435
Charges utilized	(9,667)	—	(28,279)	(3,500)	(41,446)
Reversal of accrual	(7,050)	—	(7,016)	—	(14,066)
Balance at October 2, 2004	1,227	—	14,925	—	16,152
Charges to operations	329	—	1,216	760	2,305
Charges utilized	(1,180)	—	(3,473)	(760)	(5,413)
Balance at January 1, 2005	$376	$—	$12,668	$—	$13,044

The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

Fiscal 2002 Plans

September 2002 Restructuring.   In September 2002, Sanmina-SCI approved a plan pursuant to EITF 94-3 to close and consolidate certain of its manufacturing facilities in North America, Europe and Asia as a result of the ongoing slowdown in the industry. In fiscal years 2002 and 2003, Sanmina-SCI recorded charges to operations of $10.1 million for planned employee severance expenses related to the involuntary termination of approximately 800 employees, and utilized charges of approximately $5.8 million as a result of terminating approximately 790 employees. In fiscal 2002 and 2003 Sanmina-SCI also recorded charges to operations of $22.3 million for the shutdown of facilities related to non-cancelable lease payments for permanently vacated properties and associated costs, and utilized charges of $17.7 million related to the shutdown of these facilities. Sanmina-SCI also incurred charges to operations of $74.3 million in fiscal years 2002 and 2003 related to the impairment of buildings and excess equipment and leasehold improvements at permanently vacated facilities.

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

During the first quarter of fiscal year 2005, Sanmina-SCI recorded charges to operations of $46,000 and utilized $46,000 for employee severance costs. No employees were terminated during the three months ending January 1, 2005 pursuant to the September 2002 restructuring plan. In addition, Sanmina-SCI recorded charges of $193,000 and utilization of $857,000 due to shutdown costs for closed facilities.  In addition, $400,000 was charged to operations and utilized due to the write-off of impaired fixed assets.

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

During fiscal 2004, Sanmina-SCI recorded charges to operations of approximately $5.2 million for employee severance costs and approximately $4.8 million for non-cancelable lease payments and other costs related to the shutdown of facilities. Sanmina-SCI utilized accrued severance charges of approximately $6.6 million and accrued facilities shutdown related charges of $3.7 million during fiscal 2004. During fiscal 2004, Sanmina-SCI reversed approximately $1.3 million of accrued severance and approximately $530,000 of accrued lease costs due to lower than expected payments at various sites. Sanmina-SCI have terminated all employees affected under this plan. The remaining accrued severance at January 1, 2005 is expected to be paid within the next nine months. Manufacturing activities at the facilities affected by this plan ceased in fiscal year 2003 or prior; however, final payments of accrued costs may not occur until later periods.

During the first quarter of fiscal year 2005, Sanmina-SCI recorded charges to operations of $213,000 for employee severance costs and $313,000 for impairment of fixed assets.   Sanmina-SCI utilized accrued severance charges of $1.1 million, accrued facilities shutdown related charges of $342,000, and $313,000 for impairment of fixed assets during the first quarter of fiscal year 2005.

Fiscal 2001 Plans

Segerström Restructuring.   In March 2001, Sanmina-SCI acquired Segerström in a pooling of interests business combination and announced the restructuring plan. During fiscal years 2001 and 2002, Sanmina-SCI recorded net charges to operations of $5.7 million for the involuntary termination of 470 employee positions, and utilized $5.4 million of these charges in fiscal years 2001, 2002 and 2003. During those periods Sanmina-SCI also recorded charges to operations of $5.2 million related to the consolidation of facilities, of which $1.3 million was utilized in fiscal years 2001, 2002 and 2003. During fiscal 2004, Sanmina-SCI utilized approximately $300,000 of accrued severance charges. In addition, during fiscal 2004

Sanmina-SCI recorded charges to operations of approximately $103,000 and utilized approximately $818,000 with respect to the shutdown and consolidation of facilities. Sanmina-SCI also reversed $642,000 of accrued facilities shutdown costs in fiscal 2004 due to lower than expected payments. During the first quarter of fiscal year 2005, Sanmina-SCI utilized $327,000 with respect to the shutdown and consolidation of facilities.

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

During the first quarter of fiscal year 2005, Sanmina-SCI recorded approximately $1.0 million and utilized approximately $1.9 million of accrued costs related to the shutdown of facilities. In addition, Sanmina-SCI recorded charges to operations of approximately $70,000 and utilized $70,000 related to employee severance. During the first quarter of fiscal year 2005, Sanmina-SCI recorded and utilized $47,000 for the write-off of impaired assets.

Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with EITF 95-3. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired entity. The accrued restructuring costs are included in “accrued liabilities” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 for the periods in which restructuring activities have taken place through the first quarter of fiscal 2005.

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
	(In thousands)
	Cash	Cash	Non-cash
Balance at September 28, 2002	$39,954	$23,559	$4,081	$67,594
Additions to restructuring accrual	30,540	7,224	3,251	41,015
Accrual utilized	(36,516)	(16,164)	(7,332)	(60,012)
Reversal of accrual	(23,968)	(1,007)	—	(24,975)
Balance at September 27, 2003	10,010	13,612	—	23,622
Additions to restructuring accrual	10,858	—	6,024	16,882
Accrual utilized	(20,826)	(11,434)	(6,024)	(38,284)
Balance at October 2, 2004	42	2,178	—	2,220
Additions to restructuring accrual	—	—	—	—
Accrual utilized	(42)	(568)	—	(610)
Balance at January 1, 2005	$—	$1,610	$—	$1,610

The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

Other Acquisition-Related Restructuring Actions.   In fiscal 2003, as part of an insignificant business acquisition completed in December 2002, Sanmina-SCI closed an acquired manufacturing facility in Texas as of the acquisition date and transferred the business to an existing Sanmina-SCI plant. Sanmina-SCI recorded and utilized total charges to the restructuring liability of $2.4 million relating the closure of this plant. The charge consisted of $311,000 for salary related costs for employees participating in the closure of the plant and $2.1 million for excess equipment. In fiscal 2003, Sanmina-SCI also recorded charges to the restructuring liability of $7.5 million related to a manufacturing facility in Germany acquired in fiscal 2002. The charges consisted of severance costs for involuntary employee terminations of approximately 210 employees. Sanmina-SCI utilized $897,000 and $6.6 million of the accrued severance in fiscal 2003 and 2004 to terminate 145 and 60 employees, respectively. In addition, during fiscal 2004, Sanmina-SCI recorded charges to the restructuring liability of $10.9 million, and utilized $10.8 million, related to employee terminations at manufacturing facilities in Europe and Mexico acquired in fiscal 2003 due to the transfer of a portion of the manufacturing activities to existing Sanmina-SCI plants. The charges were related to the elimination of approximately 340 employees. Sanmina-SCI also recorded and utilized charges to the restructuring liability of approximately $6.0 million related to excess machinery and equipment to be disposed of.   In the three months ended January 1, 2005, Sanmina-SCI utilized $42,000 relating to employee severance.

SCI Acquisition Restructuring.   In December 2001, Sanmina merged with SCI in a purchase business combination and formally changed its name to Sanmina-SCI Corporation. As part of the merger with SCI, Sanmina-SCI also recorded charges to the restructuring liability of $119.6 million during fiscal years 2002 and 2003 consisting of planned involuntary employee termination costs for approximately 7,900 employees and utilized $92.1 million in charges with respect to the termination of those employees. During fiscal years

2002 and 2003 Sanmina-SCI also incurred net charges to the restructuring liability of $41.0 million for restructuring costs related to lease payments for permanently vacated properties and other costs, and utilized approximately $26.3 million of these charges. Sanmina-SCI also incurred charges to the restructuring liability of $24.9 million of asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. During fiscal year 2003, Sanmina-SCI reversed a total of $24.0 million of accrued severance costs, approximately $18.4 million of which was due to lower than anticipated settlement costs at a major European manufacturing site, and approximately $5.6 million of which related to two plants that were not closed as initially planned due to a change in business requirements. Sanmina-SCI also reversed $1.0 million of accrued facilities shutdown costs due to lower than estimated costs at various sites.  During fiscal 2004, Sanmina-SCI utilized a total of approximately $11.4 million of facilities-related accruals and $3.4 million of accrued severance.   During the three months ended January 1, 2005, Sanmina-SCI utilized $568,000 related to employee severance.

Note 4—Comprehensive Income

SFAS No. 130 “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report “comprehensive income” that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity.

The components of other comprehensive income were as follows:

	Three Months Ended
	January 1, 2005	December 27, 2003
	(In thousands)
Net income	$24,366	$15,769
Other comprehensive income (loss):
Foreign currency translation adjustment	17,356	15,047
Unrealized holding gain (loss) on investments	299	(1,115)
Minimum pension liability	74	—
Comprehensive income	$42,095	$29,701

Accumulated other comprehensive income consists of the following:

	As of
	January 1 , 2005	October 2 , 2004
	(In thousands)
Foreign currency translation adjustment	$55,766	$38,410
Unrealized holding gains on investments	338	39
Minimum pension liability	(5,685)	(5,759)
Total accumulated other comprehensive income	$50,419	$32,690

Note 5—Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. Provisions when required are made to reduce excess inventories to their estimated net realizable values. It is possible that estimates of net realizable values can change in the near term. The components of inventories, net of provisions, are as follows:

	As of
	January 1, 2005	October 2, 2004
	(In thousands)
Raw materials	$658,547	$673,815
Work-in-process	220,292	189,077
Finished goods	124,273	201,626
	$1,003,112	$1,064,518

Note 6—Business Segment and Customer Information

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

The following summarizes financial information by geographic segment (in thousands):

	Three Months Ended
	January 1, 2005	December 27 , 2003
Net sales:
Domestic	$734,100	$785,383
International	2,518,606	2,184,898
Intersegment	533,014	439,208
Less: Intersegment	(533,014)	(439,208)
Total	$3,252,706	$2,970,281
Operating income (loss):
Domestic	$(7,546)	$25,223
International	67,145	20,966
Total	$59,599	$46,189

	As of
	January 1, 2005	October 2, 2004
Long-lived assets (excludes goodwill, intangibles and deferred tax assets):
Domestic	$332,789	$372,463
International	555,166	508,719
Total	$887,955	$881,182

Although Sanmina-SCI seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina-SCI’s net sales. During the three months ended January 1, 2005 and  December 27, 2003 net sales to Sanmina-SCI’s ten largest customers accounted for 69.3% and 71.6%, respectively, of Sanmina-SCI’s net sales. In the three months ended January 1, 2005 and December 27, 2003, two customers individually represented 10% or more of Sanmina-SCI’s net sales.

Note 7—Business Combinations

On October 26, 2004, Sanmina-SCI completed the acquisition of 100% of the voting equity interests in Pentex-Schweizer Circuits Limited, or Pentex, a printed circuit board fabrication provider with operations in China and Singapore. The acquisition of Pentex provides Sanmina-SCI with manufacturing facilities to support its customers’ requirements in this region and with the opportunity to leverage its vertical integration strategy. The total purchase price was approximately $77.2 million, paid in cash. The purchase price was initially allocated to the assets acquired, including goodwill, and the liabilities assumed based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition. Management is currently gathering additional information with respect to the assets acquired and liabilities assumed, which may result in revisions to the purchase price allocation in future periods. The results of Pentex were included in the Company’s consolidated statements of operations from the date of acquisition.

Pro forma results of operations have not been presented for the Pentex acquisition because the effect of the acquisition was not material to Sanmina-SCI’s operating results or financial condition.

Note 8—Supplemental Guarantors Condensed Consolidating Financial Information

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

The following condensed consolidating financial information presents: condensed consolidating balance sheets as of January 1, 2005 (unaudited) and October 2, 2004, and the unaudited condensed consolidating statements of operations for the three months ended January 1, 2005 and December 27, 2003, and the unaudited condensed consolidating statements of cash flows for the three months ended January 1, 2005 and December 27, 2003, of (a) Sanmina-SCI, the parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Sanmina-SCI with the guarantor subsidiaries and the non-guarantor subsidiaries; and (e) Sanmina-SCI, the guarantor subsidiaries and the non-guarantor subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany sales.

CONDENSED CONSOLIDATING BALANCE SHEET
As of January 1, 2005

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$545,046	$58,537	$459,797	$—	$1,063,380
Short-term investments	19,042	—	—	—	19,042
Accounts receivable, net	118,855	228,984	1,455,023	—	1,802,862
Accounts receivable—intercompany	188,925	110,458	—	(299,383)	—
Inventories	90,701	263,325	649,086	—	1,003,112
Deferred income taxes	160,523	78,122	68,029	—	306,674
Prepaid expenses and other	38,558	20,222	50,080	—	108,860
Total current assets	1,161,650	759,648	2,682,015	(299,383)	4,303,930
Property, plant and equipment, net	142,731	122,381	536,386	—	801,498
Goodwill	28,925	1,194,214	1,068,983	—	2,292,122
Intercompany accounts	695,382	164,670	—	(860,052)	—
Investment in subsidiaries	3,048,297	1,419,039	—	(4,467,336)	—
Other assets	190,947	59,046	118,824	(140,519)	228,298
Total assets	$5,267,932	$3,718,998	$4,406,208	$(5,767,290)	$7,625,848
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$614,162	$337	$1,295	$—	$615,794
Accounts payable	187,026	345,096	1,092,477	—	1,624,599
Accounts payable—intercompany	—	—	299,383	(299,383)	—
Accrued liabilities	239,914	29,133	139,357	—	408,404
Accrued payroll and related benefits	43,242	20,514	101,011	—	164,767
Total current liabilities	1,084,344	395,080	1,633,523	(299,383)	2,813,564
Long-term liabilities:
Long-term debt, net of current portion	741,627	521,257	27,176	—	1,290,060
Intercompany accounts noncurrent	—	—	860,052	(860,052)	—
Deferred income tax liability	—	140,519	—	(140,519)	—
Other	40,147	53,637	26,626	—	120,410
Total long-term liabilities	781,774	715,413	913,854	(1,000,571)	1,410,470
Stockholders’ equity:
Common stock	5,426	70,557	332,633	(403,190)	5,426
Other stockholders’ equity accounts	3,396,388	2,537,948	1,526,198	(4,064,146)	3,396,388
Total stockholders’ equity	3,401,814	2,608,505	1,858,831	(4,467,336)	3,401,814
Total liabilities and stockholders’ equity	$5,267,932	$3,718,998	$4,406,208	$(5,767,290)	$7,625,848

CONDENSED CONSOLIDATING BALANCE SHEET
As of October 2, 2004

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$481,126	$68,963	$566,060	$—	$1,116,149
Short-term investments	12,518	—	—	—	12,518
Accounts receivable, net	169,105	207,392	1,292,476	—	1,668,973
Accounts receivable—intercompany	151,181	188,657	1,242	(341,080)	—
Inventories	121,131	286,494	656,893	—	1,064,518
Deferred income taxes	159,598	78,121	66,246	—	303,965
Prepaid expenses and other	17,873	21,681	56,969	—	96,523
Total current assets	1,112,532	851,308	2,639,886	(341,080)	4,262,646
Property, plant and equipment, net	178,013	113,154	491,475	—	782,642
Goodwill	27,226	1,194,180	1,033,573	—	2,254,979
Intercompany accounts	695,549	305,779	—	(1,001,328)	—
Investment in subsidiaries	2,975,063	1,355,746	—	(4,330,809)	—
Other assets	196,383	60,179	128,498	(138,691)	246,369
Total assets	$5,184,766	$3,880,346	$4,293,432	$(5,811,908)	$7,546,636
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$608,092	$534	$1,120	$—	$609,746
Accounts payable	197,357	343,881	1,089,595	—	1,630,833
Accounts payable—intercompany	—	198,077	143,003	(341,080)	—
Accrued liabilities	198,149	46,370	136,604	—	381,123
Accrued payroll and related benefits	43,401	31,726	89,230	—	164,357
Total current liabilities	1,046,999	620,588	1,459,552	(341,080)	2,786,059
Long-term liabilities:
Long-term debt, net of current portion	762,986	520,818	27,573	—	1,311,377
Intercompany accounts noncurrent	—	—	1,001,328	(1,001,328)	—
Deferred income tax liability	—	138,691	—	(138,691)	—
Other	20,070	51,179	23,240	—	94,489
Total long-term liabilities	783,056	710,688	1,052,141	(1,140,019)	1,405,866
Stockholders’ equity:
Common stock	5,420	70,558	310,186	(380,744)	5,420
Other stockholders’ equity accounts	3,349,291	2,478,512	1,471,553	(3,950,065)	3,349,291
Total stockholders’ equity	3,354,711	2,549,070	1,781,739	(4,330,809)	3,354,711
Total liabilities and stockholders’ equity	$5,184,766	$3,880,346	$4,293,432	$(5,811,908)	$7,546,636

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended January 1, 2005

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
	(Unaudited)
Net sales	$196,709	$1,012,395	$2,597,410	$(553,808)	$3,252,706
Cost of sales	194,762	966,134	2,468,651	(553,808)	3,075,739
Gross profit	1,947	46,261	128,759	—	176,967
Operating expenses:
Selling, general and administrative and research and development	6,392	35,229	53,178	—	94,799
Amortization of intangibles	847	1,183	—	—	2,030
Integration costs	—	28	86	—	114
Restructuring costs	7,576	4,499	8,350	—	20,425
Total operating expenses	14,815	40,939	61,614	—	117,368
Operating income (loss)	(12,868)	5,322	67,145	—	59,599
Interest income	1,309	121	10,624	—	12,054
Interest expense	(24,206)	(4,505)	(9,892)	—	(38,603)
Intercompany income (expense)	14,133	(7,788)	(6,345)	—	—
Other income (expense)	(8,970)	9,211	29	—	270
Other income (expense), net	(17,734)	(2,961)	(5,584)	—	(26,279)
Income (loss) before provision (benefit) for income taxes and equity in income of subsidiaries	(30,602)	2,361	61,561	—	33,320
Provision (benefit) for income taxes	(11,899)	918	19,935	—	8,954
Equity in income of subsidiaries	43,069	60,064	—	(103,133)	—
Net income	$24,366	$61,507	$41,626	$(103,133)	$24,366

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended December 27, 2003

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
	(Unaudited)
Net sales	$255,638	$916,595	$2,262,730	$(464,682)	$2,970,281
Cost of sales	246,932	854,188	2,192,652	(464,682)	2,829,090
Gross profit	8,706	62,407	70,078	—	141,191
Operating expenses:
Selling, general and administrative and research and development	11,925	26,735	45,285	—	83,945
Amortization of intangibles	940	1,180	—	—	2,120
Integration costs	—	1,035	696	—	1,731
Restructuring costs	127	3,946	3,133	—	7,206
Total operating expenses	12,992	32,896	49,114	—	95,002
Operating income (loss)	(4,286)	29,511	20,964	—	46,189
Interest income	935	878	1,625	—	3,438
Interest expense	(20,841)	(4,534)	(2,830)	—	(28,205)
Intercompany income (expense)	4,910	2,852	(7,762)	—	—
Other income (expense)	1,613	4,035	(8,296)	—	(2,648)
Other income (expense), net	(13,383)	3,231	(17,263)	—	(27,415)
Income (loss) before provision (benefit) for income taxes and equity in loss of subsidiaries	(17,669)	32,742	3,701	—	18,774
Provision (benefit) for income taxes	(6,829)	12,655	(2,821)	—	3,005
Equity in income (loss) of Subsidiaries	26,609	(16,509)	—	(10,100)	—
Net income	$15,769	$3,578	$6,522	$(10,100)	$15,769

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended January 1, 2005

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
	(Unaudited)
Cash provided by (used for) operating activities	$124,383	$(28,057)	$(44,178)	$—	$52,148
Cash flows from investing activities:
Purchases of short-term investments	(11,460)	—	—	—	(11,460)
Proceeds from maturities of short-term investments	5,234	—	—	—	5,234
Purchases of long-term investments	(314)	—	—	—	(314)
Purchases of property and equipment	(1,593)	(1,919)	(11,230)	—	(14,742)
Proceeds from sale of property and equipment	21	2,928	4,766	—	7,715
Cash paid for businesses acquired, net of cash acquired	(2,526)	—	(74,567)	—	(77,093)
Cash provided by (used for) investing activities	(10,638)	1,009	(81,031)	—	(90,660)
Cash flows from financing activities:
Payment of notes and credit facilities, net	—	(197)	(1,341)	—	(1,538)
Payments of long-term debt	—	—	(12,119)	—	(12,119)
Payments of long-term liabilities	(344)	(371)	—	—	(715)
Proceeds from sale of common stock, net of issuance costs	2,244	—	—	—	2,244
Proceeds from (repayment of) intercompany debt	(51,725)	17,190	34,535	—	—
Cash provided by (used for) financing activities	(49,825)	16,622	21,075	—	(12,128)
Effect of exchange rate changes	—	—	(2,129)	—	(2,129)
Increase (decrease) in cash and cash equivalents	63,920	(10,426)	(106,263)	—	(52,769)
Cash and cash equivalents at beginning of period	481,126	68,963	566,060	—	1,116,149
Cash and cash equivalents at end of period	$545,046	$58,537	$459,797	$—	$1,063,380

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended December 27, 2003

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
	(Unaudited)
Cash provided by (used for) operating activities	$(28,153)	$90,170	$47,980	$—	$109,997
Cash flows from investing activities:
Purchases of short-term investments	(12,495)	—	—	—	(12,495)
Proceeds from maturities of short-term investments	6,516	—	—	—	6,516
Purchases of long-term investments	(199)	—	(11,755)	—	(11,954)
Purchases of property and equipment	(2,524)	(6,734)	(2,610)	—	(11,868)
Proceeds from sale of property and equipment	11	9,229	1,514	—	10,754
Cash paid for businesses acquired, net of cash acquired	(496)	(10,346)	(3,819)	—	(14,661)
Cash used for investing activities	(9,187)	(7,851)	(16,670)	—	(33,708)
Cash flows from financing activities:
Proceeds from the long term debt, net of issuance costs	—	64	—	—	64
Payment of notes and credit facilities, net	—	(242)	(4,930)	—	(5,172)
Payments of long-term debt	—	(150)	(4,306)	—	(4,456)
Payments of long-term liabilities	—	—	—	—	—
Proceeds from sale of common stock, net of issuance costs	10,277	—	—	—	10,277
Proceeds from (repayment of) intercompany debt	49,741	(98,473)	48,732	—	—
Cash provided by (used for) financing activities	60,018	(98,801)	39,496	—	713
Effect of exchange rate changes	—	—	(1,114)	—	(1,114)
Increase (decrease) in cash and cash equivalents	22,678	(16,482)	69,692	—	75,888
Cash and cash equivalents at beginning of period	391,116	112,162	540,572	—	1,043,850
Cash and cash equivalents at end of period	$413,794	$95,680	$610,264	$—	$1,119,738

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenues or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect. As a result of the factors described herein, including, in particular, those factors described under “Factors Affecting Operating Results,” we undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

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

As a result of the downturn in the electronics industry, demand for our manufacturing services declined significantly during our 2001, 2002, and 2003 fiscal years. The decrease in demand for manufacturing services by OEMs resulted primarily from reduced capital spending by communications service providers. Consequently, our operating results were adversely affected as a result of the deterioration in the communications market and the other markets that we serve. In fiscal 2004 and the first quarter of fiscal 2005, we began to see evidence of a recovery in certain markets that we serve and while we expect to see growth in these markets in future quarters, we cannot determine if this recovery will be sustained or if other markets that we serve will also recover. We expect sales to customers in many of the markets we serve to decline in the second quarter of fiscal 2005 as compared to the first quarter of fiscal 2005 due to normal seasonality. We expect the declines in net sales to customers in these markets to range from five percent in certain markets to 20% in other markets, which will be offset partially by increased sales to customers in other sectors, particularly customers in the multimedia sector for which we expect a 15 to 20% increase in sales.

In response to the downturn in the electronics industry described above, we have initiated restructuring plans in recent years. Although we have begun to see evidence of a recovery in certain sectors of the electronics industry, in July 2004 we announced our phase three restructuring plan to further refine our overall cost structure and reduce operating costs in high cost locations. In January 2005, we announced an increase to planned restructuring costs under our phase three restructuring plan from $100 million to approximately $175 million. This additional charge is to further reduce manufacturing capacity in high cost regions and leverage expanded capacity and technical capabilities in more cost-efficient regions. As of January 1, 2005, we have incurred $24.1 million of restructuring costs pursuant to our phase three restructuring plan. We expect to incur approximately 50 to 75% of the total phase three restructuring costs in fiscal 2005 and substantially all of the remainder in fiscal 2006. Our restructuring plans were designed to reduce excess capacity and affect facilities across all services offered in our vertically integrated manufacturing organization. The majority of the restructuring charges recorded and expected to be recorded as a result of these plans relate to facilities located in North America and Europe, and in general, manufacturing activities at these plants were or are expected to be transferred to other facilities.

A relatively small number of customers historically have been responsible for a significant portion of our net sales. Sales to our ten largest customers accounted for 69.3% and 71.6% of our net sales in the quarters ended January 1, 2005 and December 27, 2003, respectively, and our two largest customers, IBM and HP, each accounted for 10% or more of our net sales during those periods.

In recent fiscal years, we have generated a more significant portion of our net sales from international operations. During fiscal 2004, 2003 and 2002, 72.7%, 69.6% and 55.8%, respectively, of our consolidated net sales were derived from non-U.S. operations. During the three months ended January 1, 2005, 77.4% of our consolidated net sales were derived from non-U.S. operations. The continued shift toward international operations has resulted from overseas acquisitions and a desire on the part of many of our customers to move production to lower cost locations in regions such as Asia, Latin America and Eastern Europe. We expect this trend to continue.

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

We procure inventory based on specific customer orders and forecasts. Customers have certain rights of modification with respect to these orders and forecasts, and can change, reschedule or cancel orders upon notice and subject, in some cases, to cancellation and rescheduling charges. Order cancellation charges typically vary by product type and depend upon how far in advance of shipment a customer notifies us of the cancellation of an order. In addition, the customer generally remains liable for the cost of any materials and components that we have ordered to meet the customer’s production forecast but which are not used, provided that the material was ordered in accordance with an agreed-upon procurement plan and depending, in some cases, on the nature of the materials and components involved. As a result, customer modifications to orders and forecasts affecting inventory previously procured by us and our purchases of inventory beyond customer needs may result in excess and obsolete inventory for the related customers. Although we may be able to use some of these excess components and raw materials in other products we manufacture, a portion of the cost of this excess inventory may not be returned to the vendors or recoverable from customers. We also may not be able to recover the cost of obsolete inventory from vendors or customers.

Write offs or write-downs of inventory arise from:

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

Summary Results of Operations

Net sales for the first quarter of fiscal 2005 increased by 9.5% to $3.3 billion from $3.0 billion in the first quarter of fiscal 2004. The increase in sales was primarily due to an increase in the sales to customers in the communications, personal computing and medical and industrial instrumentation sectors of the electronic industry.

The following table sets forth, for the periods indicated, key operating results:

	Three Months Ended
	January 1, 2005	December 27, 2003
	(In thousands)
Net sales	$3,252,706	$2,970,281
Gross profit	176,967	141,191
Operating income	59,599	46,189
Net income	24,366	15,769

Key performance measures

The following table sets forth, for the periods indicated, certain key performance measures that management utilizes to assess operating results:

	Three Months Ended
	January 1, 2005	October 2, 2004	December 27, 2003
Days sales outstanding(1)	48	45	50
Inventory turns(2)	12.3	11.7	10.6
Accounts payable days(3)	48	48	58
Cash cycle days(4)	30	29	26

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

We believe the following critical accounting policies reflect our more significant judgments and estimates used in preparing our consolidated financial statements:

Accounts Receivable and Other Related Allowances—We estimate product returns, warranty costs, allowances for bad debt, and other adjustments related to current period net sales to establish related allowances. In making these estimates, we analyze the creditworthiness of our customers, past experience, changes in customer demand, and the overall economic climate in industries that we serve. If actual product returns, warranty claims or other adjustments differ significantly from our estimates, the amount of revenue or operating expenses we report would be affected. One of our most significant credit risks is the ultimate realization of our accounts receivable. This risk is mitigated by (i) sales to well-established companies, (ii) ongoing credit evaluation of our customers, and (iii) frequent contact with our customers, especially our most significant customers, thus enabling us to monitor current changes in business operations and to respond accordingly. To establish our allowance for doubtful accounts, we regularly estimate the credit risk associated with accounts receivable and consider concentrations of credit risks. We evaluate credit risk related to specific customers based on the current economic environment and are not able to predict the inability of our customers to meet their financial obligations to us. Our largest customers represented 10% or more of our gross accounts receivable as of January 1, 2005. We believe the allowances that we have established are adequate under the circumstances; however, a change in the economic environment or a customer’s financial condition could cause our estimates of allowances, and consequently the provision for doubtful accounts, to change.

Inventories—We state inventories at the lower of cost (first-in, first-out method) or market value. We regularly evaluate the carrying value of our inventories. Cost includes labor, material and manufacturing overhead incurred for finished goods and work-in-process. The market value of our inventories is based on the projected average selling prices of the products we manufacture, less the estimated cost to complete and distribute such products, at the time we expect to sell these products. We estimate average selling prices for products based on current contract prices, industry information with respect to pricing trends, expected product introductions, analysis of additional industry capacity expected to be brought on-line, seasonal factors, general economic trends and other information. Estimating these average selling prices is a highly subjective process. Industry forecasts of future average selling prices have been unreliable at times, and we have difficulty accurately predicting future prices. We determine expected inventory usage based on demand forecasts received from our customers. When required, provisions are made to reduce excess inventories to their estimated net realizable values. Differences in forecasted average selling prices used in calculating adjustments based on the lower of cost or market price of the products we manufacture can have a significant effect on the estimated net realizable value of product inventories and consequently the amount of write down recorded. In addition, the ultimate realization of inventory carrying amounts is affected by our exposure related to changes in customer demand for inventory that they are not contractually obligated to purchase and raw materials held for specific customers who are experiencing financial difficulty. Inventory reserves are established based on forecasted demand, past experience with the specific customers, the ability to redistribute inventory to other programs or back to our suppliers, and the presence of contractual language obligating the customers to pay for the related inventory.

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

Goodwill—Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step impairment analysis is then performed to measure the amount of impairment loss. The process of determining the fair value of our reporting units is subjective and requires management to exercise judgment in making assumptions and estimates related to cash flows and discount rates, among other things. The goodwill recorded on the Condensed Consolidated Balance Sheet as of January 1, 2005 and October 2, 2004 was $2.3 billion. In response to changes in industry and market conditions, we could strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could change our estimates of the fair values of our reporting units, and, consequently, affect the outcome of our goodwill impairment tests.

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

Income Taxes—We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax asset is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the more likely than not criteria established by SFAS No. 109, “Accounting for Income Taxes.” Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, impacting future income tax expense. On a quarterly basis, we record an income tax provision or benefit based upon an estimated annual effective tax rate. The effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or loss, tax regulations in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies. We regularly monitor the assumptions used in estimating our annual effective tax rate and adjust our estimates accordingly. If actual results differ from our estimates, future income tax expense  could be materially affected.

Results of Operations

The following table sets forth, for the three months ended January 1, 2005 and December 27, 2003, certain items in the condensed consolidated statement of operations expressed as a percentage of net sales.

The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

	Three Months Ended
	January 1, 2005	December 27, 2003
Net sales	100.0%	100.0%
Cost of sales	94.6	95.2
Gross margin	5.4	4.8
Operating expenses:
Selling, general and administrative	2.7	2.6
Research and development	0.2	0.2
Amortization of intangibles	0.1	0.1
Integration costs	—	0.1
Restructuring costs	0.6	0.2
Total operating expenses	3.6	3.2
Operating income	1.8	1.6
Interest income	0.4	0.1
Interest expense	(1.2)	(1.0)
Other income (expense)	—	(0.1)
Other income (expense), net	(0.8)	(1.0)
Income before provision for income taxes	1.0	0.6
Provision for income taxes	0.3	0.1
Net income	0.7%	0.5%

Net Sales

Net sales for the first quarter of fiscal 2005 increased by 9.5% to $3.3 billion from $3.0 billion in the corresponding quarter of the prior year due primarily to an increase in the sale of communications, personal computing and medical and industrial instrumentation products, which was partially offset by a decrease in net sales to customers in the high end computing sector. Net sales to customers in the communications and medical and industrial instrumentation sectors increased primarily due to increases in sales to existing customers and purchase business combinations, while sales to customers in the personal computing sector increased primarily due to increases in sales to existing customers.

The following summarizes financial information by geographic segment:

	Three Months Ended
	January 1, 2005		December 27, 2003
	(In thousands)
Net sales:
Domestic	$734,100	22.6%	$785,383	26.4%
International	2,518,606	77.4	2,184,898	73.6
Total	$3,252,706	100.0%	$2,970,281	100.0%

Domestic sales for the first quarter of fiscal 2005 decreased by 6.5% to $734.1 million from $785.4 million and international sales increased by 15.3% to $2.5 billion from $2.2 billion in the corresponding quarter of the prior year. The decrease in domestic net sales was primarily due to our restructuring activities to consolidate and move certain of our manufacturing operations to lower cost regions. Net sales from our international operations, as a percentage of consolidated net sales, increased to 77.4% in the first quarter of fiscal 2005 from 73.6% in first quarter of fiscal 2004. The increase was primarily attributable to increased sales to existing international customers and the impact of the movement of manufacturing activities to lower cost international regions.

Gross Margin

Gross margin increased from 4.8% in the first quarter of fiscal 2004 to 5.4% in the first quarter of fiscal 2005 attributable primarily to increased sales of products to customers in the communications sector as well as increases in gross margin for customers in various other market sectors. We expect gross margins to continue to fluctuate based on overall production and shipment volumes as well as changes in the mix of products ordered by and shipped to major customers.

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses increased from $77.0 million in the first quarter of fiscal 2004 to $87.3 million in the first quarter of fiscal 2005. Selling, general and administrative expenses increased as a percentage of net sales, from 2.6% in the first quarter of fiscal 2004 to 2.7% in the first quarter of fiscal 2005. The increase in selling, general, and administrative expenses in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 was attributable to a number of factors including increased sales commissions as a result of the increase in net sales, additional information technology expenses, professional fees related to Sarbanes-Oxley Act Section 404 activities as well as the inclusion of selling, general and administrative expenses associated with recently acquired businesses. Selling, general and administrative expenses as a percentage of sales are anticipated to remain relatively constant as a percentage of net sales, depending on sales volume and our business acquisition activity.

Restructuring costs

In recent periods we have initiated restructuring plans as a result of the slowdown in the global electronics industry and the worldwide economy. These plans were designed to reduce excess capacity and affected facilities across all services offered in our vertically integrated manufacturing organization. The majority of the restructuring charges recorded as a result of these plans related to facilities located in North America and Europe, and in general, the majority of the manufacturing activities at these plants were transferred to other facilities.

Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations when a liability is incurred. The accrued restructuring costs are included in “accrued liabilities” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 through the first quarter of fiscal year 2005.

	Employee Termination Benefits	Lease and Contract Termination Costs	Other Restructuring Costs	Impairment of Fixed Assets	Total
	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 28, 2002	$—	$—	$—	$—	$—
Charges to operations	5,959	10,323	597	8,085	24,964
Charges utilized	(2,089)	(8,861)	(597)	(8,085)	(19,632)
Balance at September 27, 2003	3,870	1,462	—	—	5,332
Charges to operations	59,076	11,186	18,890	18,079	107,231
Charges utilized	(45,618)	(9,677)	(18,848)	(18,079)	(92,222)
Reversal of accrual	(1,832)	(1,384)	—	—	(3,216)
Balance at October 2, 2004	15,496	1,587	42	—	17,125
Charges to operations	12,660	2,873	1,363	1,224	18,120
Charges utilized	(11,718)	(1,805)	(200)	(1,224)	(14,947)
Balance at January 1, 2005	$16,438	$2,655	$1,205	$—	$20,298

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

During fiscal 2004, we recorded restructuring charges of approximately $107.2 million related to restructuring activities initiated after January 1, 2003. With the exception of $7.8 million of restructuring charges associated with our phase three restructuring plan announced in July 2004, these restructuring charges were incurred in connection with our phase two restructuring plan announced in October 2002. These charges included employee termination benefits of approximately $59.0 million, lease and contract termination costs of approximately $11.2 million, other restructuring costs of approximately $18.9 million, primarily costs incurred to prepare facilities for closure, and impairment of fixed assets of $18.1 million consisting of excess facilities and equipment to be disposed of. The employee termination benefits were related to the involuntary termination of 2,000 employees, the majority of which were involved in manufacturing activities. Approximately $45.6 million of employee termination benefits were utilized during fiscal 2004 for the termination of approximately 1,900 employees. We also utilized $9.7 million of lease and contract termination costs and $18.8 million of the other restructuring costs during fiscal 2004.

During fiscal 2004, we reversed approximately $1.8 million of accrued employee termination benefits and approximately $1.4 million of accrued lease costs due to revisions of estimates.

During the three months ended January 1, 2005, we recorded restructuring charges of approximately $18.1 million, of which $16.3 million relates to our phase three restructuring plan and the remainder relates to our phase two restructuring plan. These charges included employee termination benefits of approximately $12.6 million, lease and contract termination costs of approximately $2.9 million, other restructuring costs of approximately $1.4 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $1.2 million consisting of excess facilities and equipment to be disposed of. This $1.2 million was fully utilized in the first quarter of 2005. The employee termination benefits were related to the involuntary termination of 673 employees, the majority of which were involved in manufacturing activities. Approximately $11.7 million for employee termination benefits was utilized during the three months ended January 1, 2005. A total of approximately 311 employees were terminated during the three months ended January 1, 2005 pursuant to this restructuring plan. We also utilized $1.8 million of lease and contract termination costs and $200,000 of the other restructuring costs during the three months ended January 1, 2005.

Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations generally at the commitment date. The accrued restructuring costs are included in “accrued liabilities” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 and SFAS 112 pursuant to our ongoing restructuring plans through the first quarter of fiscal year 2005.

	Employee Severance and Related Expenses	Restructuring and Other Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 28, 2002	$10,344	$779	$35,887	$—	$47,010
Charges to operations	18,138	(779)	31,977	38,400	88,515
Charges utilized	(12,476)		(51,906)	(38,400)	(103,561)
Reversal of accrual	(6,267)	—	(1,468)	—	(7,735)
Balance at September 27, 2003	9,739	—	14,490	—	24,229
Charges to operations	8,205	—	35,730	3,500	47,435
Charges utilized	(9,667)	—	(28,279)	(3,500)	(41,446)
Reversal of accrual	(7,050)	—	(7,016)	—	(14,066)
Balance at October 2, 2004	1,227	—	14,925	—	16,152)
Charges to operations	329	—	1,216	760	2,305
Charges utilized	(1,180)	—	(3,473)	(760)	(5,413)
Balance at January 1, 2005	$376	$—	$12,668	$—	$13,044

The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

Fiscal 2002 Plans

September 2002 Restructuring.   In September 2002, we approved a plan pursuant to EITF 94-3 to close and consolidate certain of its manufacturing facilities in North America, Europe and Asia as a result of the ongoing slowdown in the industry. In fiscal years 2002 and 2003, we recorded charges to operations of $10.1 million for planned employee severance expenses related to the involuntary termination of approximately 800 employees, and utilized charges of approximately $5.8 million as a result of terminating approximately 790 employees. In fiscal 2002 and 2003 we also recorded charges to operations of $22.3 million for the shutdown of facilities related to non-cancelable lease payments for permanently vacated properties and associated costs, and utilized charges of $17.7 million related to the shutdown of these facilities. We also incurred charges to operations of $74.3 million in fiscal years 2002 and 2003 related to the impairment of buildings and excess equipment and leasehold improvements at permanently vacated facilities.

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

During the first quarter of fiscal year 2005, we recorded charges to operations of $46,000 and utilized $46,000 for employee severance costs. No employees were terminated during the three months ending January 1, 2005 pursuant to the September 2002 restructuring plan. In addition, we recorded charges of $193,000 and utilization of $857,000 due to shutdown costs for closed facilities. In addition, $400,000 was charged to operations and utilized due to the write-off of impaired fixed assets.

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

During fiscal 2004, we recorded charges to operations of approximately $5.2 million for employee severance costs and approximately $4.8 million for non-cancelable lease payments and other costs related to the shutdown of facilities. We utilized accrued severance charges of approximately $6.6 million and accrued facilities shutdown related charges of $3.7 million during fiscal 2004. During fiscal 2004, we reversed approximately $1.3 million of accrued severance and approximately $530,000 of accrued lease costs due to lower than expected payments at various sites. We have terminated all employees affected under this plan. The remaining accrued severance at January 1, 2005, is expected to be paid within the next nine months. Manufacturing activities at the facilities affected by this plan ceased in fiscal year 2003 or prior; however, final payments of accrued costs may not occur until later periods.

During the first quarter of fiscal year 2005, we recorded charges to operations of $213,000 for employee severance costs and $313,000 for impairment of fixed assets. We utilized accrued severance charges of $1.1 million, accrued facilities shutdown related charges of $342,000, and $313,000 for impairment of fixed assets during the first quarter of fiscal year 2005.

Fiscal 2001 Plans

Segerström Restructuring.   In March 2001, We acquired Segerström in a pooling of interests business combination and announced the restructuring plan. During fiscal years 2001 and 2002, we recorded net charges to operations of $5.7 million for the involuntary termination of 470 employee positions, and utilized $5.4 million of these charges in fiscal years 2001, 2002 and 2003. During those periods we also recorded charges to operations of $5.2 million related to the consolidation of facilities, of which $1.3 million was utilized in fiscal years 2001, 2002 and 2003. During fiscal 2004, we utilized approximately $300,000 of accrued severance charges. In addition, during fiscal 2004 we recorded charges to operations of approximately $103,000 and utilized approximately $818,000 with respect to the shutdown and consolidation of facilities. We also reversed $642,000 of accrued facilities shutdown costs due to lower than expected payments during fiscal 2004. During the first quarter of fiscal year 2005, we utilized $327,000 with respect to the shutdown and consolidation of facilities.

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

During the first quarter of fiscal year 2005, we recorded approximately $1.0 million and utilized approximately $1.9 million of accrued costs related to the shutdown of facilities. In addition, we recorded charges to operations of approximately $70,000 and utilized $70,000 related to employee severance. During the first quarter of fiscal year 2005, we recorded and utilized $47,000 for the write-off of impaired assets.

Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with EITF 95-3. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired entity. The accrued restructuring costs are included in “accrued liabilities” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 for the periods in which restructuring activities have taken place through the first quarter of fiscal 2005.

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
	(In thousands)
	Cash	Cash	Non-cash
Balance at September 28, 2002	$39,954	$23,559	$4,081	$67,594
Additions to restructuring accrual	30,540	7,224	3,251	41,015
Accrual utilized	(36,516)	(16,164)	(7,332)	(60,012)
Reversal of accrual	(23,968)	(1,007)	—	(24,975)
Balance at September 27, 2003	10,010	13,612	—	23,622
Additions to restructuring accrual	10,858	—	6,024	16,882
Accrual utilized	(20,826)	(11,434)	(6,024)	(38,284)
Balance at October 2, 2004	42	2,178	—	2,220
Additions to restructuring accrual	—	—	—	—
Accrual utilized	(42)	(568)	—	(610)
Balance at January 1, 2005	$—	$1,610	$—	$1,610

The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

Other Acquisition-Related Restructuring Actions.   In fiscal 2003, as part of an insignificant business acquisition completed in December 2002, we closed an acquired manufacturing facility in Texas as of the acquisition date and transferred the business to one of our existing plants. We recorded and utilized total charges to the restructuring liability of $2.4 million relating the closure of this plant. The charge consisted of $311,000 for salary related costs for employees participating in the closure of the plant and $2.1 million for excess equipment. In fiscal 2003, we also recorded charges to the restructuring liability of $7.5 million related to a manufacturing facility in Germany acquired in fiscal 2002. The charges consisted of severance costs for involuntary employee terminations of approximately 210 employees. We utilized $897,000 and $6.6 million of the accrued severance in fiscal 2003 and 2004 to terminate 145 and 60 employees, respectively. In addition, during fiscal 2004, we recorded charges to the restructuring liability of $10.9 million, and utilized $10.8 million, related to employee terminations at manufacturing facilities in Europe and Mexico acquired in fiscal 2003 due to the transfer of a portion of the manufacturing activities to one of our existing plants. The charges were related to the elimination of approximately 340 employees. We also recorded and utilized charges to the restructuring liability of approximately $6.0 million related to excess machinery and equipment to be disposed of. In the three months ended January 1, 2005, we utilized $42,000 relating to employee severance.

SCI Acquisition Restructuring.   In December 2001, Sanmina merged with SCI in a purchase business combination and formally changed its name to Sanmina-SCI Corporation. As part of the merger with SCI, we also recorded charges to the restructuring liability of $119.6 million during fiscal years 2002 and 2003 consisting of planned involuntary employee termination costs for approximately 7,900 employees and utilized $92.1 million in charges with respect to the termination of those employees. During fiscal years 2002 and 2003 we also incurred net charges to the restructuring liability of $41.0 million for restructuring costs related to lease payments for permanently vacated properties and other costs, and utilized approximately $26.3 million of these charges. we also incurred charges to restructuring liability of $24.9 million of asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. During fiscal year 2003, we reversed a total of $24.0 million of accrued severance costs, approximately $18.4 million of which was due to lower than anticipated settlement costs at a major European manufacturing site, and approximately $5.6 million of which related to two plants that were not closed as initially planned due to a change in business requirements. We also reversed $1.0 million of accrued facilities shutdown costs due to lower than estimated costs at various sites. During fiscal 2004, we utilized a total of approximately $11.4 million of facilities-related accruals and $3.4 million of accrued severance. During the three months ended January 1, 2005, we utilized $568,000 related to employee severance.

Ongoing Restructuring Activities

We continue to rationalize manufacturing facilities and headcount to better scale capacity to current market and operating conditions. In July 2004, we announced our phase three restructuring plan, which we initially expected to result in restructuring charges of up to approximately $100 million. In January 2005, we announced an increase to planned restructuring costs under our phase three restructuring plan from $100 million to approximately $175 million. This additional charge is to further reduce manufacturing capacity in high cost regions and leverage expanded capacity and technical capabilities in more cost-efficient regions. We undertook this smaller scale restructuring plan to further refine our overall cost structure and reduce operating costs in high cost locations. We expect to incur approximately 50 to 75% of the total phase three restructuring costs in fiscal 2005 and substantially all of the remainder in fiscal 2006. We expect approximately 65 to 70% of the charges to be cash charges and the remainder to be non-cash. At the conclusion of our phase three restructuring activities, we expect to achieve reductions in non-cash and cash costs, including primarily depreciation and payroll and related benefits, totaling approximately $35 to 40 million per quarter.

We also anticipate incurring restructuring charges in the remainder of fiscal 2005 under our phase two restructuring plan which was approved by management in the fourth quarter of fiscal year 2002. Total restructuring costs under this plan are expected to be approximately $275.0 million, of which an aggregate of approximately $264.7 million was incurred in fiscal 2002, 2003, 2004 and the first quarter of fiscal 2005. The costs consist of both cash and non-cash charges. As of October 2, 2004, we had completed or commenced all restructuring actions contemplated under our phase two restructuring plan. However, certain costs cannot be recorded until future quarters in accordance with generally accepted accounting principles. As a result of our phase two restructuring plan, we expect to achieve reductions in non-cash and cash costs, including depreciation, payroll and related benefits, and rent expense. We expect our annual savings from this phase two restructuring plan to aggregate approximately $100 to $200 million, affecting cost of sales and selling, general and administrative expense. We began to realize benefits from these savings in the fourth quarter of fiscal 2002 and fully realized the annual savings by the end of fiscal 2004.

We plan to fund cash restructuring costs with cash flows generated by operating activities.

Interest Expense

Interest expense increased to $38.6 million in the first quarter of fiscal 2005 compared to $28.2 million in the first quarter of fiscal 2004. In the first quarter of fiscal 2005, interest expense related to the 10.375% Notes increased to $17.0 million compared to $14.7 million in the first quarter of fiscal 2004, primarily due to a higher interest rate resulting from the interest rate swap transaction discussed below.

We entered into an interest rate swap transaction with an independent third party to effectively convert the fixed interest rate on our 10.375% Notes to a variable rate. Under the terms of the swap agreement, we pay the independent third party an interest rate equal to the six-month LIBOR rate plus 6.2162%. In exchange, we receive a fixed rate of 10.375%.

Provision for Income Taxes

The provision for income taxes for the three months ended January 1, 2005 is based upon our estimate of the annual effective tax rate for fiscal 2005 of 27.0%. For the three months ended December 27, 2003, the estimated annual effective tax rate was 16.0%. The increase in the effective rate in fiscal 2005 is due primarily to the effective rate in fiscal 2004 being lower than statutory rates due to certain losses and restructuring costs expected to be incurred by non-U.S. operations during that year for which no tax benefit was expected to be recognized.

As of January 1, 2005, we have a significant amount of deferred tax assets on our balance sheet, which primarily relate to losses in the U.S. and Canada that could not be carried back to prior years. We have recorded a tax benefit for these losses based on forecasted future profitability in the U.S. and Canada. We currently expect that our U.S. and Canadian operations will be profitable in fiscal 2005 and that the deferred tax assets are more likely than not to be realized based on our projections, including our tax planning strategies. However, our expanded restructuring activities discussed above or an adverse change in economic conditions or industry demand or other factors could result in our U.S. and Canadian operations incurring a loss in fiscal 2005 and affect our assessment of the realizability of our deferred tax assets. We are currently monitoring this situation. In accordance with SFAS No. 109, if our assessment of the realizability of these deferred tax assets change, we will be required to record a valuation allowance against these deferred tax assets, which could result in a charge to income tax expense of up to $400 to $500 million in the period we make such a determination.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments as of January 1, 2005 were $1.1 billion, including $25.5 million of restricted cash. Cash provided by operating activities was $52.1 million and $110.0 million during the three months ended January 1, 2005 and December 27, 2003, respectively. The decrease in cash provided by operating activities in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 is primarily the result of a decease in accounts payable days in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 (see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview). Working capital was $1.5 billion as of January 1, 2005 and October 2, 2004.

Net cash used for investing activities was $90.7 million for the three months ended January 1, 2005. For the three months ended December 27, 2003, net cash used for investing activities of $33.7 million. The increase in net cash used for investing activities in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 was due primarily to an increase in cash paid for business acquisitions; particularly the Pentex-Schweizer Circuits Limited, or Pentex, acquisition.

Net cash used for financing activities was $12.1 million in the three months ended January 1, 2005 as compared to net cash provided by financing activities of $713,000 for the three months ended December 27, 2003. In the first quarter of fiscal 2005, we repaid $4.0 million more of long-term debt and notes and credit facilities than in the first quarter of fiscal 2004. In addition, in the first quarter of fiscal 2005, proceeds from the sale of common stock were $8.0 million less than in the first quarter of fiscal 2004, primarily due to the timing of employee stock purchase plan common stock purchases.

Currently, borrowings under our senior secured credit facility are limited to $100.0 million and letters of credit are limited to $150.0 million until such time as we have raised at least $300 million in gross proceeds from the issuance of equity, debt or other securities and, upon such issuance, either applied at least $300 million in net proceeds (or the entire amount of net proceeds if less than $300 million) to repurchase, redeem, exchange or repay the Zero Coupon Debentures or deposited such proceeds in an account maintained by us and designated for the repurchase of the Zero Coupon Debentures on September 12, 2005, the designated put date. Once these conditions are met, we will have the capacity to borrow up to $500 million under the senior secured credit facility (with a $150 million letter of credit sub-limit).

Contractual Obligations

The following is a summary of our obligations and commitments as of January 1, 2005:

		Fiscal Year(s)
Dollars in thousands	Total	Nine Months 2005	2006 — 2007	2008 — 2009	After 2009
Long-term debt and capital lease obligations(1)	$1,905,853	$615,563	$530,546	$2,022	$757,722
Operating leases(2)	119,553	28,658	44,733	18,030	28,132
Total contractual obligations	$2,025,406	$644,221	$575,279	$20,052	$785,854

(1)          In September 2005, we will be required to repurchase up to $631.5 million accreted value of Zero Coupon Subordinated Debentures due 2020 if submitted for repurchase by the holders of these debentures at their option on the repurchase date. Accordingly, the accreted value of our Zero Coupon Subordinated Debentures due 2020 as of January 1, 2005 of $614.2 million is included in the fiscal 2005 maturities in the table above.

(2)          Future operating lease payments include the obligations for closed facilities (totaling approximately $17.8 million) which have been fully or partially accrued in restructuring costs.

We also have outstanding firm purchase orders with certain suppliers for the purchase of inventory. These purchase orders are generally short-term in nature. Orders for standard, or catalog, items can typically be canceled with little or no financial penalty. Our policy regarding non-standard or customized items dictates that such items are only ordered specifically for customers who have contractually assumed liability for the inventory. In addition, a substantial portion of the catalog items covered by our purchase orders were procured for specific customers based on their purchase orders or a forecast under which the customer has contractually assumed liability for such material. Accordingly, the amount of liability from purchase obligations under these purchase orders is not significant or meaningful.

Certain acquisition agreements that we entered into in connection with purchase business combinations may require us to pay additional consideration determined by future performance of the acquired entity. The amount and likelihood of the payments are not determinable as of January 1, 2005.

We provided guarantees to various third parties in the form of letters of credit totaling $25.5 million as of January 1, 2005. The letters of credit cover various guarantees including interest rate swap agreements, workers’ compensation claims and customs duties.

Our future needs for financial resources include increases in working capital to support anticipated sales growth, investments in manufacturing facilities and equipment, and repayments of outstanding indebtedness. We have evaluated and will continue to evaluate possible business acquisitions within the parameters of the restrictions set forth in the agreements governing certain of our debt obligations. These possible business acquisitions could require substantial cash payments. Additionally, we anticipate incurring additional expenditures in connection with the integration of our recently acquired businesses and our restructuring activities. We expect to incur cash costs of approximately $100 million in future periods pursuant to our phase three restructuring plan announced in July 2004 and revised in January 2005.

We believe that our existing cash resources, together with cash generated from operations, will be sufficient to meet our working capital requirements through at least the next 12 months. Should demand for our products decrease over the next 12 months, the available cash provided by operations could be negatively impacted. We may seek to raise additional capital through the issuance of either debt or equity securities. Our senior secured credit facility and the indenture governing our 10.375% Notes include covenants that, among other things, limit in certain respects us and our restricted subsidiaries from incurring debt, making investments and other restricted payments, paying dividends on capital stock, redeeming capital stock or subordinated obligations and creating liens. In addition to existing collateral and covenant requirements, future debt financing may require us to pledge assets as collateral and comply with financial ratios and covenants. Equity financing may result in dilution to stockholders.

In September 2005, we will be required to repurchase up to $631.5 million accreted value of Zero Coupon Subordinated Debentures due 2020, or Zero Coupon Debentures, if submitted for repurchase by the holders of these debentures at their option on the repurchase date of September 12, 2005. We may choose to pay the repurchase price in cash, in shares of our common stock valued at market price or in any combination of the two. We may redeem all or a portion of the Zero Coupon Debentures for cash at any time after September 12, 2005 at the issue price plus accrued original issue discount through the date of redemption. Management is currently considering financing alternatives that include, but are not limited to, refinancing or restructuring a portion of our existing debt obligations through a variety of possible financing alternatives and issuing equity securities. We cannot assure you that we will be able to refinance or restructure our existing debt obligations or issue equity securities on favorable terms, if at all.

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

•       our ability to efficiently move manufacturing activities to lower cost regions without adversely affecting customer relationships;

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

If we receive other than an unqualified opinion on the adequacy of our internal control over financial reporting as of October 1, 2005 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002 or we identify other issues in our internal controls, or if we are unable to deliver accurate and timely financial information, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market price of our common stock and other securities.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. For example, in connection with the audit of our financial statements as of and for the year ended October 2, 2004, management and our independent registered public accounting firm identified a material weakness in our system of internal controls. This matter is discussed in additional detail in Item 4, Controls and Procedures, and in our most recent Annual Report on Form 10-K. We have undertaken a rigorous review of our internal control over financial reporting in order to improve our internal controls, assure compliance with the Section 404 requirements, and ensure the delivery of accurate and timely financial information. We are currently implementing a number of measures intended to meet these objectives. We will need to make significant improvements in our internal controls on an ongoing basis. We will also need to complete and test necessary controls prior to the end of our current fiscal year in order to meet our Section 404 requirements. We cannot assure you that our review will not identify additional control deficiencies or that we will be able to implement improvements to our internal controls in a timely manner. As a result of these reviews or otherwise, we cannot assure you that we will not need to make adjustments to current period operating results or to operating results that have been previously publicly announced or otherwise experience an adverse affect on our operating results, financial condition or business. Moreover, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock and other securities to decline.

We may not be able to finance future needs or adapt our business plan to changes because of restrictions contained in the terms of our 10.375% Notes and our senior secured credit facility.

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

Our failure to comply with these covenants could result in a default under the agreements governing the relevant debt. In addition, if any such default is not cured or waived, the default could result in an acceleration of debt under our other debt instruments that contain cross acceleration or cross-default provisions, which could require us to repay or repurchase debt, together with accrued interest, prior to the date it otherwise is due and that could adversely affect our financial condition. If a default occurs under our senior secured credit facility, we would be unable to borrow under our revolving credit facility and the lenders could cause all of the outstanding debt obligations under the senior secured credit facility to become due and payable, which could result in a default under the 10.375% Notes and could lead to an acceleration of these respective obligations. Upon a default or cross-default, the collateral agent, at the direction of the lenders under the senior secured credit facility could proceed against the collateral. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us.

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

Sales to our 10 largest customers accounted for 69.3% of our net sales in the three months ended January 1, 2005 and our two largest customers, IBM and HP, each accounted for 10% or more of our net sales for that period. We depend on the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycles, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer would adversely affect our operating results. In December 2004, IBM announced that it was selling its personal computer business to Lenovo Group, Ltd., or Lenovo, a China-based manufacturer of personal computers. A substantial portion of our sales to IBM relate to personal computer products. In the event that we are unable to enter into new supply agreements with Lenovo for the former IBM personal computer business that was sold to Lenovo, our net sales and operating results could be adversely affected. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in their business, consolidations or divestitures or for other reasons. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would adversely affect our operating results.

If our business declines or improves at a slower pace than we anticipate, we may further restructure our operations, which may adversely affect our financial condition and operating results.

In July 2004, we announced our phase three restructuring plan, which we initially expected to result in restructuring charges of up to approximately $100 million. In January 2005, we announced an increase to planned restructuring costs under our phase three restructuring plan from $100 million to approximately $175 million. During the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005, we incurred $24.1 million of restructuring costs associated with this plan and expect to incur 50-75% of the total estimated costs by the end of fiscal 2005, with the remainder occurring in fiscal 2006. In addition, we anticipate incurring additional restructuring charges in the first half of fiscal 2005 under our phase two restructuring plan, which was approved by management in the fourth quarter of fiscal 2002. Our phase two restructuring plan is expected to total approximately $275.0 million of both cash and non-cash restructuring charges, of which an aggregate of approximately $264.7 million was incurred in fiscal 2002, 2003 and 2004 and the first quarter of fiscal 2005. We cannot be certain as to the actual amount of these restructuring charges or the timing of their recognition for financial reporting purposes. We may need to take additional restructuring charges in the future if our business declines or improves at a slower pace than we anticipate or if the expected benefits of recently completed and currently planned restructuring activities do not materialize. These benefits may not materialize if we incur unanticipated costs in closing facilities or transitioning operations from closed facilities to other facilities or if customers cancel orders as a result of facility closures. If we are unsuccessful in implementing our restructuring plans, we may experience disruptions in our operations and higher ongoing costs, which may adversely affect our operating results.

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

In addition to environmental laws and regulations that affect our own operations, recently a number of initiatives directed at reducing the use of hazardous materials in electronic devices and other products have begun to proliferate. Our customers will be required to comply with these initiatives, and we in turn will need to implement manufacturing processes that facilitate such compliance. We may incur additional costs that we are unable to pass on to our customers in order to meet the requirements of these initiatives.

We are potentially liable for contamination of our current and former facilities, including those of the companies we have acquired, which could adversely affect our business and operating results in the future.

We are potentially liable for contamination at our current and former facilities, including those of the companies we have acquired. These liabilities include ongoing investigation and remediation activities at a number of sites, including our facilities located in Irvine, California, (a non-operating facility acquired as part of our acquisition of Elexsys); Owego, New York (a current facility of our Hadco subsidiary); Derry, New Hampshire (a non-operating facility of our Hadco subsidiary); and Fort Lauderdale, Florida (a former facility of our Hadco subsidiary). Currently, we are unable to anticipate whether any third-party claims will be brought against us for this contamination. We cannot assure you that third-party claims will not arise and will not result in material liability to us. In addition, there are several sites, including our facilities in Wilmington, Massachusetts; Clinton, North Carolina; Brockville, Ontario; and Gunzenhausen, Germany that are known to have groundwater contamination caused by a third party, and that third party has provided indemnity to us for the liability. Although we do not currently expect to incur liability for clean-up costs or expenses at any of these sites, we cannot assure you that we will not incur such liability or that any such liability would not be material to our business and operating results in the future.

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

Unanticipated changes in our tax rates or in our assessment of the realizability of our deferred tax assets or exposure to additional income tax liabilities could affect our operating results and financial condition.

We are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws as well as other factors. The carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In accordance with SFAS No. 109, if our assessment of the realizability of these deferred tax assets change, we will be required to record a valuation allowance against these deferred tax assets, which could result in a charge to income tax expense of up to $400 to $500 million in the period we make such a determination. Further, our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed our estimates, our income tax provision and operating results could be affected.

We are subject to risks arising from our international operations.

We conduct our international operations primarily in Asia, Latin America, Canada and Europe and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 77.4% of our net sales from non-U.S. operations during the three months ended January 1, 2005, and a significant portion of our manufacturing material was provided by international suppliers during this period. During fiscal 2004, we generated 72.7% of our net sales from non-U.S. operations. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

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

In addition, during fiscal 2004, the decline in the value of the U.S. dollar as compared to the Euro and many other currencies has resulted in foreign exchange losses. To date, these losses have not been material to our results of operations. However, continued fluctuations in the value of the U.S. dollar as compared to the Euro and other currencies in which we transact business could adversely affect our operating results.

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

We may not be successful in implementing strategic transactions, including business acquisitions, and we may encounter difficulties in completing and integrating acquired businesses or in realizing anticipated benefits of strategic transactions, which could adversely affect our operating results.

We seek to undertake strategic transactions that give us the opportunity to access new customers, manufacturing and service capabilities, technologies and geographic markets, to lower our manufacturing costs and improve the margins on our product mix, and to further develop existing customer relationships. For example, we recently completed the acquisition of Pentex in order to provide lower cost printed circuit board manufacturing capacity in China. In addition, we will continue to pursue OEM divestiture transactions. Strategic transactions may involve difficulties, including the following:

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

Any of these factors could prevent us from realizing the anticipated benefits of a strategic transaction, and our failure to realize these benefits could adversely affect our business and operating results. In addition, we may not be successful in identifying future strategic opportunities or in consummating any strategic transactions that we pursue on favorable terms, if at all. Although our goal is to improve our business and maximize stockholder value, any transactions that we complete may impair stockholder or debtholder value or otherwise adversely affect our business and the market price of our stock. Moreover, any such transaction may require us to incur related charges, and may pose significant integration challenges and/or management and business disruptions, any of which could harm our operating results and business.

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

The Sarbanes-Oxley Act of 2002 that became law in July 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities and Exchange Commission and the Nasdaq National Market have promulgated new rules on a variety of subjects. Compliance with these new rules, particularly Section 404 of The Sarbanes-Oxley Act of 2002 regarding management’s assessment of our internal control over financial reporting, has increased our legal and financial and accounting costs, and we expect these increased costs to continue indefinitely. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

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

The table below presents carrying amounts and related average interest rates by year of maturity for our investment portfolio as of January 1, 2005 (dollars in thousands):

	2005	2006	Total
	(In thousands, except percentages)
Cash equivalents and short-term investments	$498,254	$1,273	$499,527
Average interest rate	2.17%	2.77%	2.17%

We have issued the 10.375% Notes with a principal balance of $750.0 million due in 2010. We entered into an interest rate swap transaction with an independent third party to effectively convert the fixed interest rate to variable rates. The swap agreement, which expires in 2010, is accounted for as a fair value hedge under SFAS No. 133. The aggregate notional amount of the swap transaction is $750.0 million. Under the terms of the swap agreement, we pay the independent third party an interest rate equal to the six-month LIBOR rate plus 6.2162%. In exchange, we receive a fixed rate of 10.375%. At January 1, 2005 and October 2, 2004 respectively, ($8.4) million and $13.0 million have been recorded in other assets (long-term liabilities) to record the fair value of the interest rate swap transactions, with a corresponding increase (decrease) to the carrying value of the 10.375% Notes on the Consolidated Balance Sheet.

As of January 1, 2005, we also have $13.0 million of revolving credit agreements and $8.1 million of other term loans at interest rates that fluctuate. The average interest rates for the quarter ended January 1, 2005 were 4.25% for the revolving credit agreements and 3.93% for other term loans.

Foreign Currency Exchange Risk

We transact business in foreign countries. Our primary foreign currency cash flows are in certain Asian and European countries, Australia, Brazil, Canada, and Mexico. We enter into short-term foreign currency forward contracts to hedge those currency exposures associated with certain assets and liabilities denominated in foreign currencies. At January 1, 2005, we had forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $446.6 million. The net unrealized loss on the contracts at January 1, 2005 is not material and is recorded in accrued liabilities on the balance sheet. Market value gains and losses on forward exchange contracts are recognized in the Consolidated Statement of Operations as offsets to the exchange gains and losses on the hedged transactions. The impact of these foreign exchange contracts was not material to the results of operations for the three months ended January 1, 2005 and December 27, 2003. we also utilize foreign currency forward and option contracts to hedge certain forecasted foreign currency sales and cost of sales (“cash flow hedges”). Gains and losses on these contracts related to the effective portion of the hedges are recorded in other comprehensive income until the forecasted transactions occur. Gains and losses related to the ineffective portion of the hedges are immediately recognized in the Consolidated Statement of Operations. At January 1, 2005, we had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $179.6 million. The net unrealized gain on the contracts at January 1, 2005 is not material and is recorded in prepaid expenses and other on the consolidated balance sheet. The impact of these foreign exchange contracts was not material to the results of operations for the three months ended January 1, 2005 and December 27, 2003.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As reported in our most recent Annual Report on Form 10-K for the fiscal year ended October 2, 2004, in connection with the audit of our consolidated financial statements for the year ended October 2, 2004, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of a company’s internal controls, our management and our independent registered public accounting firm, KPMG LLP, reported to our audit committee the identification of a “material weakness” (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls. Although the Company has commenced corrective actions to remediate on an ongoing basis the material weakness as described in our most recent Annual Report on Form 10-K, the material weakness continues to exist as of January 1, 2005.  The Company’s management, including the CEO and CFO, has concluded that, except for the material weakness described above, and taking into account the efforts to address the material weakness, that as of January 1, 2005 our disclosure controls and procedures were designed and were functioning effectively so as to provide reasonable assurance that material information about us and our subsidiaries required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

Other than the changes noted in our most recent Annual Report on Form 10-K, there have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

We are a party to certain legal proceedings that have arisen in the ordinary course of our business. We believe that the resolution of these proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 6.   Exhibits

(a)   Exhibits

Refer to item (c) below.

(c)   Exhibits

Exhibit Number		Description
3.1	(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.1.1	(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.1.2	(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001
3.1.3	(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.2	(5)	Amended and Restated Bylaws of the Registrant, dated December 1, 2003.
31.1		Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

SANMINA-SCI CORPORATION
(Registrant)
	By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer
Date: February 9, 2005
	By:	/s/ DAVID L. WHITE
Executive Vice President and
Chief Financial Officer
Date: February 9, 2005

EXHIBIT INDEX

Exhibit Number		Description
3.1	(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.1.1	(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.1.2	(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001
3.1.3	(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.2	(5)	Amended and Restated Bylaws of the Registrant, dated December 1, 2003.
31.1		Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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