Form 10-Q
period 2005-04-02
SANMINA-SCI CORP
filed 2005-05-12
CIK 897723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

or

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

As of May 8, 2005, there were 525,556,936 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2, 2005	October 2, 2004
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,183,817	$1,108,949
Short-term investments	21,614	19,718
Accounts receivable, net	1,595,983	1,668,973
Inventories	962,242	1,064,518
Deferred income taxes	25,109	303,965
Prepaid expenses and other	102,416	96,523
Total current assets	3,891,181	4,262,646
Property, plant and equipment, net	751,978	782,642
Goodwill	1,694,739	2,254,979
Other assets	125,532	246,369
Total assets	$6,463,430	$7,546,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$223,595	$609,746
Accounts payable	1,510,491	1,630,833
Accrued liabilities	400,214	381,123
Accrued payroll and related benefits	162,880	164,357
Total current liabilities	2,297,180	2,786,059
Long-term liabilities:
Long-term debt, net of current portion	1,680,106	1,311,377
Other	125,997	94,489
Total long-term liabilities	1,806,103	1,405,866
Stockholders’ equity:
Common stock	5,440	5,420
Treasury stock	(188,566)	(188,607)
Additional paid-in-capital	5,724,831	5,719,137
Other comprehensive income	43,513	32,690
Accumulated deficit	(3,225,071)	(2,213,929)
Total stockholders’ equity	2,360,147	3,354,711
Total liabilities and stockholders’ equity	$6,463,430	$7,546,636

See accompanying notes.

SANMINA-SCI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
	(In thousands, except per share data)
	(Unaudited)
Net sales	$2,885,402	$2,862,386	$6,138,108	$5,832,667
Cost of sales	2,735,235	2,717,287	5,810,974	5,546,377
Gross profit	150,167	145,099	327,134	286,290
Operating expenses:
Selling, general and administrative	87,084	81,304	174,393	158,350
Research and development	7,278	7,020	14,768	13,919
Amortization of intangibles	2,071	2,281	4,101	4,401
Integration costs	169	2,051	283	3,782
Restructuring costs	57,636	83,904	78,061	91,110
Goodwill impairment	600,000	—	600,000	—
Total operating expenses	754,238	176,560	871,606	271,562
Operating income (loss)	(604,071)	(31,461)	(544,472)	14,728
Interest income	13,149	6,526	25,203	9,964
Interest expense	(48,906)	(30,613)	(87,509)	(58,818)
Other income (expense)	(5,254)	(2,236)	(4,984)	(4,884)
Other income (expense), net	(41,011)	(26,323)	(67,290)	(53,738)
Income (loss) before provision for income taxes	(645,082)	(57,784)	(611,762)	(39,010)
Provision (benefit) for income taxes	390,426	(13,928)	399,380	(10,923)
Net income (loss)	$(1,035,508)	$(43,856)	$(1,011,142)	$(28,087)
Earnings (loss) per share:
Basic	$(1.99)	$(0.09)	$(1.95)	$(0.05)
Diluted	$(1.99)	$(0.09)	$(1.95)	$(0.05)
Shares used in computing per share amounts:
Basic	519,700	514,924	519,453	514,152
Diluted	519,700	514,924	519,453	514,152

See accompanying notes.

SANMINA-SCI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 2, 2005	March 27, 2004
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,011,142)	$(28,087)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Restructuring costs	6,999	13,859
Depreciation and amortization	95,138	96,461
Provision (benefit) for doubtful accounts	(3,036)	(1,269)
Deferred compensation	5,102	5,778
(Gain) loss on disposal of property and equipment	(1,016)	327
Loss from investment in 50% or less owned companies	—	4,045
Deferred tax asset valuation allowance	379,239	—
Write-off deferred financing costs in connection with bond redemption	6,127	—
Goodwill impairment	600,000	—
Other, net	438	(627)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	104,886	42,574
Inventories	122,420	(163,160)
Prepaid expenses, deposits and other	(16,153)	769
Income tax accounts	10,032	2,685
Accounts payable and accrued liabilities	(125,046)	169,755
Cash provided by operating activities	173,988	143,110
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(27,917)	(53,614)
Proceeds from maturities of short-term investments	25,926	38,693
Purchases of long-term investments	(765)	(11,954)
Purchases of property and equipment	(31,137)	(33,350)
Proceeds from sale of property and equipment	24,875	15,476
Cash paid for businesses acquired, net of cash acquired	(83,033)	(51,184)
Cash used for investing activities	(92,051)	(95,933)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of convertible notes	(398,726)	—
Payments of long-term debt	(12,148)	(11,072)
Payments of long-term liabilities	(2,750)	—
Proceeds from long-term debt, net of issuance costs	403,307	64
Payments of notes and credit facilities, net	(3,046)	(14,440)
Proceeds from sale of common stock, net of issuance costs	10,363	16,667
Cash used for financing activities	(3,000)	(8,781)
Effect of exchange rate changes	(4,069)	(6,491)
Increase in cash and cash equivalents	74,868	31,905
Cash and cash equivalents at beginning of period	1,108,949	1,027,394
Cash and cash equivalents at end of period	$1,183,817	$1,059,299

See accompanying notes.

SANMINA-SCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements of Sanmina-SCI Corporation (“Sanmina-SCI”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all normal recurring adjustments and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation.

The results of operations for the six months ended April 2, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended October 2, 2004, included in Sanmina-SCI’s annual report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Auction rate securities in the amount of $7.2 million have been reclassified from cash and cash equivalents to short-term investments in the October 2, 2004 consolidated balance sheet to conform to the fiscal 2005 financial statement presentation. The purchases and sales of these auction rate securities has been reclassified in the consolidated statements of cash flows, which decreased cash flows from investing activities by $0.8 million for the six months ended March 27, 2004.

Note 2—Summary of Significant Accounting Policies

Fiscal Year.   Sanmina-SCI operates on a 52 or 53-week year ending on the Saturday nearest September 30. Accordingly, the 2004 fiscal year ended on October 2 and the 2005 fiscal year will end on October 1. All general references to years relate to fiscal years unless otherwise noted.

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

Derivative Instruments and Hedging Activities.   Sanmina-SCI accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of SFAS 133” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” In

accordance with these standards, every derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in stockholders’ equity as a separate component of accumulated other comprehensive income (loss) and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in fair value of cash flow hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period.

Sanmina-SCI conducts business on a global basis in several currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. Sanmina-SCI uses various derivatives, such as foreign currency forward contracts and foreign currency option contracts, to reduce foreign exchange risks. Sanmina-SCI’s objective in holding derivatives is to minimize the volatility of earnings and cash flows associated with changes in foreign currency. Derivatives are not used for trading or speculative purposes.

Sanmina-SCI’s foreign exchange forward and option contracts expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. Sanmina-SCI minimizes such risk by limiting its counterparties to major financial institutions. Management does not expect material losses as a result of default by counterparties.

Cash and Cash Equivalents.   Sanmina-SCI considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At April 2, 2005, cash and cash equivalents includes $25.5 million of restricted cash and cash equivalents, primarily relating to accounts collateralizing letters of credit.

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

	As of
	April 2, 2005	October 2, 2004
	(In thousands)
Raw materials	$612,609	$673,815
Work-in-process	228,095	189,077
Finished goods	121,538	201,626
	$962,242	$1,064,518

Exit Costs.   Sanmina-SCI recognizes restructuring charges related to its plans to exit certain activities resulting from the identification of excess manufacturing and administrative facilities that it chooses to close or consolidate. In connection with its exit activities, Sanmina-SCI records restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Where applicable, employee termination costs are recorded pursuant to SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.” Fixed assets that are written off or impaired as a result of restructuring plans are typically held for sale or scrapped. The remaining carrying value of such assets was not material at April 2, 2005 or October 2, 2004. The recognition of restructuring charges requires Sanmina-SCI’s management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less sales costs, of equipment to be disposed of. Management’s estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, Sanmina-SCI evaluates the remaining accrued balances to ensure their adequacy, that no excess accruals are retained, and the utilization of the provisions are for their intended purposes in accordance with developed exit plans.

Goodwill and Intangibles.   Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that companies no longer amortize goodwill, but instead test for impairment at least annually using a two-step approach. Sanmina-SCI evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Sanmina-SCI has determined that there are two reporting units: international and domestic. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

During the quarter ended April 2, 2005, Sanmina-SCI recorded a goodwill impairment loss of $600 million for the domestic reporting unit in accordance with SFAS No. 142. The factors that led to the Company’s decision to provide a valuation allowance against certain of its deferred tax assets (see Note 5), coupled with the recent decline in the market price of the Company’s common stock, led the Company to perform an impairment analysis of its goodwill prior to the annual test scheduled for the fourth quarter of fiscal 2005. As a result of this impairment analysis, the Company concluded that a portion of its goodwill associated with its domestic reporting unit was impaired, and accordingly, recognized an impairment loss of $600 million. This analysis indicated that there was no impairment of goodwill or long-lived assets associated with the Company’s international reporting unit.

Goodwill information for each reporting unit is as follows (in thousands):

	As of October 2, 2004	Additions to Goodwill	Goodwill Impairment	Adjustments to Goodwill	As of April 2, 2005
Segments:
Domestic	$1,221,406	$9,649	$(600,000)	$(2,968)	$628,087
International	1,033,573	31,180	—	1,899	1,066,652
Total	$2,254,979	$40,829	$(600,000)	$(1,069)	$1,694,739

Additions to goodwill represent the initial allocation of goodwill to businesses acquired in the current period as well as earnouts. Certain acquisition agreements that we entered into in connection with purchase business combinations may require us to pay additional consideration determined by the future performance of the acquired entity. The amount and likelihood of the payments are not determinable as of April 2, 2005. Adjustments to goodwill primarily represent purchase price allocation adjustments related to business combinations consummated in prior periods.

Sanmina-SCI has certain identifiable intangible assets that are subject to amortization. Intangible assets are included in other assets in the consolidated balance sheets. The components of intangible assets are as follows:

	April 2, 2005			October 2, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangibles	$76,459	$(42,998)	$33,461	$74,788	$(38,897)	$35,891

Intangible asset amortization expense for the six months ended April 2, 2005 and March 27, 2004 was approximately $4.1 million and $4.4 million, respectively.

Estimated annual amortization expense for intangible assets at April 2, 2005 is as follows (in thousands):

Fiscal Year:
2005 (remainder)	$4,304
2006	6,943
2007	6,729
2008	6,729
2009	5,045
2010	3,711
Thereafter	—
$33,461

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

Warranty Reserves.   Sanmina-SCI establishes a warranty provision on shipped products based on individual manufacturing contract requirements and past warranty experience. Each period end the balance is reviewed to ensure its adequacy. Accrued warranty reserves at April 2, 2005 and October 2, 2004 were less than one percent of total current liabilities.

Earnings Per Share.   Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the quarters ended April 2, 2005 and March 27, 2004, 15,344,130 and 20,112,918 potentially dilutive shares from the conversion of convertible subordinated debt and after-tax interest expense of $10.5 million and $7.9 million, respectively, were not included in the computation of diluted earning (loss) per share because to do so would be anti-dilutive. For the six months ended April 2, 2005 and March 27, 2004, 17,728,524 and

20,112,918 potentially dilutive shares from the conversion of convertible subordinated debt and after tax interest expense of $18.4 million and $14.9 million respectively, were not included in the diluted earnings (loss) per share calculations because of their anti-dilutive effect. Stock options with exercise prices greater than the average fair market price for a period, which are defined as anti-dilutive, are not included in the diluted earnings (loss) per share calculations because of their anti-dilutive effect. For the quarters ended April 2, 2005 and March 27, 2004, 47,891,616 and 23,800,563 stock options, respectively, were anti-dilutive and excluded from the diluted earnings per share calculation due to either the exercise prices being greater than the average fair market price or due to Sanmina-SCI incurring net losses in each of these quarters. For the six months ended April 2, 2005 and March 27, 2004, 48,182,650 and 23,163,803 stock options, respectively, were anti-dilutive and excluded from the diluted earnings (loss) per share calculation due to either the exercise prices being greater than the average fair market price or due to Sanmina-SCI incurring net losses in each of these fiscal periods. Contingently issuable stock, such as restricted stock, is included in the diluted earnings (loss) per share calculations unless anti-dilutive. For the three months ended April 2, 2005, and March 27, 2004, 3,861,111 and 900,983 shares, respectively, of restricted stock were anti-dilutive due to Sanmina-SCI incurring net losses in each of these quarters and therefore excluded from the diluted earnings per share calculation. For the six months ended April 2, 2005 and March 27, 2004, 2,264,917 and 636,015 shares of restricted stock, respectively, were anti-dilutive due to Sanmina-SCI incurring net losses in each of these periods and excluded from the diluted earnings (loss) per share calculation. The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(1,035,508)	$(43,856)	$(1,011,142)	$(28,087)
Denominator:
Weighted average shares—basic	519,700	514,924	519,453	514,152
Effect of dilutive potential common shares	—	—	—	—
Weighted average number of shares—diluted	519,700	514,924	519,453	514,152
Net income (loss) per share—basic	$(1.99)	$(0.09)	$(1.95)	$(0.05)
Net income (loss) per share—diluted	$(1.99)	$(0.09)	$(1.95)	$(0.05)

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

Sanmina-SCI uses the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the company’s net income (loss) and earnings (loss) per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the fair value of stock options granted. The assumptions used for the three and six months ended April 2, 2005 and March 27, 2004 are presented below:

	Three Months Ended		Six Months Ended
Stock Options	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
Volatility	75%	75%	75%	75%
Risk-free interest rate	4.13%	2.81%	4.13%	2.81%
Dividend yield	0%	0%	0%	0%
Expected life of option(1)	4.4 years	4.3 years	4.4 years	4.3 years

	Three Months Ended		Six Months Ended
Employee Stock Purchase Plan	April 2, 2005	March 27 2004	April 2, 2005	March 27, 2004
Volatility	75%	75%	75%	75%
Risk-free interest rate	4.13%	2.81%	4.13%	2.81%
Dividend yield	0%	0%	0%	0%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years

(1)   The expected life of options for the three and six month periods ended March 27, 2004 have been conformed to the current fiscal year presentation of measuring expected life of options from grant date. There was no material impact to pro forma net income (loss) for the periods presented.

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

	Three Months Ended		Six Months Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
	(In thousands, except per share data)
Net income (loss):
As reported	$(1,035,508)	$(43,856)	$(1,011,142)	$(28,087)
Stock-based employee compensation expense included in reported net income (loss), net of tax	1,433	1,905	3,163	3,802
Stock-based employee compensation expense determined under fair value method, net of tax	(13,552)	(14,220)	(29,164)	(29,923)
Pro forma	$(1,047,627)	$(56,171)	$(1,037,143)	$(54,208)
Basic earnings (loss) per share:
As reported	$(1.99)	$(0.09)	$(1.95)	$(0.05)
Pro forma	$(2.02)	$(0.11)	$(2.00)	$(0.11)
Diluted earnings (loss) per share:
As reported	$(1.99)	$(0.09)	$(1.95)	$(0.05)
Pro forma	$(2.02)	$(0.11)	$(2.00)	$(0.11)

On May 2, 2005, the Company’s Board of Directors approved the acceleration of vesting of “underwater” unvested stock options held by employees, including executive officers and non-employee directors. This approval was based on the recommendation of the Compensation Committee of the Board of Directors. A stock option was considered “underwater” if the option exercise price was greater than $7.00 per share. The vesting of options granted after November 1, 2004 was not accelerated. The Compensation Committee, which consists entirely of independent directors, as well as the independent directors on the full Board of Directors unanimously approved the acceleration of vesting of underwater stock options including those underwater stock options held by the Chief Executive Officer and the other executive officers of the Company. These actions were taken in accordance with the applicable provisions of the Company’s stock option plans.

The decision to accelerate vesting of these underwater stock options was made primarily to avoid recognizing compensation expense in future financial statements upon the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (see discussion below) because the Company believes underwater stock options may not be offering the affected employees sufficient incentive when compared to the potential future compensation expense that would have been attributable to these stock options. As the exercise price of all the stock options affected was greater than their fair market price on the date of vesting acceleration, there will be no impact under APB 25 on our consolidated statements of operations. The Company is currently estimating the amount for which compensation expense will be reduced in the future upon adoption of SFAS No. 123 as a result of taking this action. The Company is also in the process of determining the employee groups and number of employees who will be affected by this action.

Recent Accounting Pronouncements.   In December 2004, FASB issued SFAS No. 123 (revised 2004) “Share-based Payment,” which requires companies to recognize in the statement of operations grant date fair value of stock options and other equity-based compensation issued to employees. This statement supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” but does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. SFAS No. 123 (revised 2004) is effective as of the beginning of Sanmina-SCI’ first quarter of fiscal 2006 and it will likely have a material impact on Sanmina-SCI’s results of operations. Sanmina-SCI has not yet determined the impact that the statement will have on its financial condition and results of operations.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and the fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. The provisions of SFAS 153 are effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. Sanmina-SCI does not anticipate that the adoption of this standard will have a material impact on its financial position or results of operations.

Note 3—Restructuring Costs

Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations when a liability is incurred. The accrued restructuring costs are included in “accrued liabilities” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 through the second quarter of fiscal year 2005.

	Employee Termination Benefits	Lease and Contract Termination Costs	Other Restructuring Costs	Impairment of Fixed Assets	Total
	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 28, 2002	$—	$—	$—	$—	$—
Charges to operations	5,959	10,323	597	8,085	24,964
Charges utilized	(2,089)	(8,861)	(597)	(8,085)	(19,632)
Balance at September 27, 2003	3,870	1,462	—	—	5,332
Charges to operations	59,076	11,186	18,890	18,079	107,231
Charges utilized	(45,618)	(9,677)	(18,848)	(18,079)	(92,222)
Reversal of accrual	(1,832)	(1,384)	—	—	(3,216)
Balance at October 2, 2004	15,496	1,587	42	—	17,125
Charges to operations	12,660	2,873	1,363	1,224	18,120
Charges utilized	(11,718)	(1,805)	(200)	(1,224)	(14,947)
Balance at January 1, 2005	16,438	2,655	1,205	—	20,298
Charges to operations	42,346	8,216	1,366	4,004	55,932
Charges utilized	(28,176)	(6,720)	(2,374)	(4,004)	(41,274)
Balance at April 2, 2005	$30,608	$4,151	$197	$—	$34,956

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

During the six months ended April 2, 2005, Sanmina-SCI recorded restructuring charges of approximately $74.0 million, of which $72.1 million relates to our phase three restructuring plan and the remainder relates to our phase two restructuring plan. These charges included employee termination benefits of approximately $55.0 million, lease and contract termination costs of approximately $11.1 million, other restructuring costs of approximately $2.7 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $5.2 million consisting of excess facilities and equipment to be disposed of. This $5.2 million was fully utilized in the second quarter of 2005. The employee termination benefits were related to the involuntary termination of 1,433 employees, the majority of which were involved in manufacturing activities. Approximately $39.9 million for employee termination benefits was utilized during the six months ended April 2, 2005. A total of approximately 4,776 employees were terminated during the six months ended April 2, 2005 pursuant to this restructuring plan. Sanmina-SCI also utilized $8.5 million of lease and contract termination costs and $2.6 million of the other restructuring costs during the six months ended April 2, 2005.

Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations generally at the commitment date. The accrued restructuring costs are included in “accrued liabilities” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 and SFAS 112 pursuant to Sanmina-SCI’s ongoing restructuring plans through the second quarter of fiscal year 2005.

	Employee Severance and Related Expenses	Restructuring and Other Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 28, 2002	$10,344	$779	$35,887	$—	$47,010
Charges to operations	18,138	(779)	31,977	38,400	88,515
Charges utilized	(12,476)	—	(51,906)	(38,400)	(103,561)
Reversal of accrual	(6,267)	—	(1,468)	—	(7,735)
Balance at September 27, 2003	9,739	—	14,490	—	24,229
Charges to operations	8,205	—	35,730	3,500	47,435
Charges utilized	(9,667)	—	(28,279)	(3,500)	(41,446)
Reversal of accrual	(7,050)	—	(7,016)	—	(14,066)
Balance at October 2, 2004	1,227	—	14,925	—	16,152
Charges to operations	329	—	1,216	760	2,305
Charges utilized	(1,180)	—	(3,473)	(760)	(5,413)
Balance at January 1, 2005	376	—	12,668	—	13,044
Charges to operations	96	—	593	1,015	1,704
Charges utilized	—	—	(1,914)	(1,015)	(2,929)
Balance at April 2, 2005	$472	$—	$11,347	$—	$11,819

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

During the six months ended April 2, 2005, Sanmina-SCI recorded charges to operations of $75,000 and utilized $46,000 for employee severance costs. No employees were terminated during the six months ending April 2, 2005 pursuant to the September 2002 restructuring plan. In addition, Sanmina-SCI recorded charges of $309,000 and utilization of $1.6 million due to shutdown costs for closed facilities. In addition, $800,000 was charged to operations and utilized due to the impairment of fixed assets to be disposed of.

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

During fiscal 2004, Sanmina-SCI recorded charges to operations of approximately $5.2 million for employee severance costs and approximately $4.8 million for non-cancelable lease payments and other costs related to the shutdown of facilities. Sanmina-SCI utilized accrued severance charges of approximately $6.6 million and accrued facilities shutdown related charges of $3.7 million during fiscal 2004. During fiscal 2004, Sanmina-SCI reversed approximately $1.3 million of accrued severance and approximately $530,000 of accrued lease costs due to lower than expected payments at various sites. Sanmina-SCI have terminated all employees affected under this plan. The remaining accrued severance at April 2, 2005 is expected to be paid within the next nine months. Manufacturing activities at the facilities affected by this plan ceased in fiscal year 2003 or prior; however, final payments of accrued costs may not occur until later periods.

During the six months ended April 2, 2005, Sanmina-SCI recorded charges to operations of $317,000 for employee severance costs and $129,000 for facility shutdown charges. There was a write-down of $1.7 million due to impairment of fixed assets to be disposed of. Sanmina-SCI utilized accrued severance charges of $1.1 million, accrued facilities shutdown related charges of $1.5 million, and $1.7 million for impairment of fixed assets during the six months ended April 2, 2005.

Fiscal 2001 Plans

Segerström Restructuring.   In March 2001, Sanmina-SCI acquired Segerström in a pooling of interests business combination and announced the restructuring plan. During fiscal years 2001 and 2002, Sanmina-SCI recorded net charges to operations of $5.7 million for the involuntary termination of 470 employee positions, and utilized $5.4 million of these charges in fiscal years 2001, 2002 and 2003. During those periods Sanmina-SCI also recorded charges to operations of $5.2 million related to the consolidation of facilities, of which $1.3 million was utilized in fiscal years 2001, 2002 and 2003. During fiscal 2004, Sanmina-SCI utilized approximately $300,000 of accrued severance charges. In addition, during fiscal 2004 Sanmina-SCI recorded charges to operations of approximately $103,000 and utilized approximately $818,000 with respect to the shutdown and consolidation of facilities. Sanmina-SCI also reversed $642,000 of accrued facilities shutdown costs in fiscal 2004 due to lower than expected payments. During the six months ended April 2, 2005, Sanmina-SCI utilized $327,000 with respect to the shutdown and consolidation of facilities.

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

During the six months ended April 2, 2005, Sanmina-SCI recorded approximately $1.4 million and utilized approximately $2.0 million of accrued costs related to the shutdown of facilities. In addition, Sanmina-SCI recorded charges to operations of approximately $33,000 and utilized $70,000 related to employee severance. During the six months ended April 2, 2005, Sanmina-SCI recorded and utilized $2.7 million for the impairment of fixed assets to be disposed of.

Acquisition related restructuring.   Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with EITF 95-3. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired entity. The accrued restructuring costs are included in “accrued liabilities” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 for the periods in which restructuring activities have taken place through the second quarter of fiscal 2005.

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
	(In thousands)
	Cash	Cash	Non-cash
Balance at September 28, 2002	$39,954	$23,559	$4,081	$67,594
Additions to restructuring accrual	30,540	7,224	3,251	41,015
Accrual utilized	(36,516)	(16,164)	(7,332)	(60,012)
Reversal of accrual	(23,968)	(1,007)	—	(24,975)
Balance at September 27, 2003	10,010	13,612	—	23,622
Additions to restructuring accrual	10,858	—	6,024	16,882
Accrual utilized	(20,826)	(11,434)	(6,024)	(38,284)
Balance at October 2, 2004	42	2,178	—	2,220
Additions to restructuring accrual	—	—	—	—
Accrual utilized	(42)	(568)	—	(610)
Balance at January 1, 2005	—	1,610	—	1,610
Additions to restructuring accrual	—	—	—	—
Accrual utilized	—	(64)	—	(64)
Balance at April 2, 2005	$—	$1,546	$—	$1,546

The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

Other Acquisition-Related Restructuring Actions.   In fiscal 2003, as part of an insignificant business acquisition completed in December 2002, Sanmina-SCI closed an acquired manufacturing facility in Texas as of the acquisition date and transferred the business to an existing Sanmina-SCI plant. Sanmina-SCI recorded and utilized total charges to the restructuring liability of $2.4 million relating the closure of this plant. The charge consisted of $311,000 for salary related costs for employees participating in the closure of the plant and $2.1 million for excess equipment. In fiscal 2003, Sanmina-SCI also recorded charges to the restructuring liability of $7.5 million related to a manufacturing facility in Germany acquired in fiscal 2002. The charges consisted of severance costs for involuntary employee terminations of approximately 210 employees. Sanmina-SCI utilized $897,000 and $6.6 million of the accrued severance in fiscal 2003 and 2004 to terminate 145 and 60 employees, respectively. In addition, during fiscal 2004, Sanmina-SCI recorded charges to the restructuring liability of $10.9 million, and utilized $10.8 million, related to employee terminations at manufacturing facilities in Europe and Mexico acquired in fiscal 2003 due to the transfer of a portion of the manufacturing activities to existing Sanmina-SCI plants. The charges were related to the elimination of approximately 340 employees. Sanmina-SCI also recorded and utilized charges to the restructuring liability of approximately $6.0 million related to excess machinery and equipment to be disposed of. In the six months ended April 2, 2005, Sanmina-SCI utilized $42,000 relating to employee severance.

SCI Acquisition Restructuring.   In December 2001, Sanmina merged with SCI in a purchase business combination and formally changed its name to Sanmina-SCI Corporation. As part of the merger with SCI, Sanmina-SCI also recorded charges to the restructuring liability of $119.6 million during fiscal years 2002 and 2003 consisting of planned involuntary employee termination costs for approximately 7,900 employees and utilized $92.1 million in charges with respect to the termination of those employees. During fiscal years 2002 and 2003 Sanmina-SCI also incurred net charges to the restructuring liability of $41.0 million for restructuring costs related to lease payments for permanently vacated properties and other costs, and utilized approximately $26.3 million of these charges. Sanmina-SCI also incurred charges to the restructuring liability of $24.9 million of asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. During fiscal year 2003, Sanmina-SCI reversed a total of $24.0 million of accrued severance costs, approximately $18.4 million of which was due to lower than anticipated settlement costs at a major European manufacturing site, and approximately $5.6 million of which related to two plants that were not closed as initially planned due to a change in business requirements. Sanmina-SCI also reversed $1.0 million of accrued facilities shutdown costs due to lower than estimated costs at various sites. During fiscal 2004, Sanmina-SCI utilized a total of approximately $11.4 million of facilities-related accruals and $3.4 million of accrued severance. During the six months ended April 2, 2005, Sanmina-SCI utilized $632,000 due to facilities shutdown.

Note 4—Comprehensive Income

SFAS No. 130 “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report “comprehensive income” that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity.

The components of other comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
	(In thousands)
Net income (loss)	$(1,035,508)	$(43,856)	$(1,011,142)	$(28,087)
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,387)	(2,745)	10,969	12,303
Unrealized holding loss on investments	(393)	(196)	(94)	(1,311)
Minimum pension liability	(125)	3,072	(51)	3,072
Comprehensive income (loss)	$(1,042,413)	$(43,725)	$(1,000,318)	$(14,023)

Accumulated other comprehensive income consists of the following:

	As of
	April 2, 2005	October 2, 2004
	(In thousands)
Foreign currency translation adjustment	$49,379	$38,410
Unrealized holding gains (losses) on investments	(55)	39
Minimum pension liability	(5,810)	(5,759)
Total accumulated other comprehensive income	$43,514	$32,690

Note 5—Income Taxes

During the quarter ended April 2, 2005, the Company recorded a valuation allowance of $379.2 million against its deferred tax assets which primarily relate to U.S. operations. The Company recorded this valuation allowance after considering forecasts of income primarily relating to its U.S. operations and other positive and negative evidence surrounding the realizability of its deferred tax assets in the U.S. and certain other jurisdictions, including the Company’s continuous migration of certain operating activities from high-cost to low-cost regions. Although the Company has established a valuation allowance against the carrying value of certain deferred tax assets, the underlying net operating loss carry forwards would still be available to the Company to offset future taxable income in the United States subject to applicable tax laws and regulations.

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

The following summarizes financial information by geographic segment (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
	(In thousands)
Net sales:
Domestic	$689,561	$802,128	$1,423,661	$1,587,511
International	2,195,841	2,060,258	4,714,447	4,245,156
Intersegment	418,651	477,310	951,665	916,518
Less Intersegment	(418,651)	(477,310)	(951,665)	(916,518)
Total	$2,885,402	$2,862,386	$6,138,108	$5,832,667
Operating income (loss):
Domestic	$(609,771)	$(8,031)	$(617,318)	$17,194
International	5,700	(23,430)	72,846	(2,466)
Total	$(604,071)	$(31,461)	$(544,472)	$14,728

	As of
	April 2, 2005	October 2, 2004
Long-lived assets (excludes goodwill, intangibles and deferred tax assets):
Domestic	$309,423	$372,463
International	523,001	508,719
Total	$832,424	$881,182

Although Sanmina-SCI seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina-SCI’s net sales. During the three months ended April 2, 2005 and March 27, 2004 net sales to Sanmina-SCI’s ten largest customers accounted for 66.2% and 68.7%, respectively, of Sanmina-SCI’s net sales. For the six months ended April 2, 2005 and March 27, 2004, sales to Sanmina-SCI’s ten largest customers accounted for 67.3% and 70.2%, respectively, of Sanmina-SCI’s net sales. In the three months ended April 2, 2005, one customer individually represented 10% or more of Sanmina-SCI’s net sales. In the three months ended March 27, 2004 and the six months ended April 2, 2005 and March 27, 2004, two customers individually represented 10% or more of Sanmina-SCI’s net sales.

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

Note 8—Financing Activities

Issuance of 6 3/4% Notes and related redemption of Zero Coupon Debentures.   On February 24, 2005, Sanmina-SCI issued $400 million aggregate principal amount of its 6 3/4% Senior Subordinated Notes due 2013 (the “6 3/4% Notes”). Interest is payable on the 6 3/4% Notes on March 1 and September 1 of each year, beginning on September 1, 2005 and the 6 3/4% Notes are due on March 1, 2013.

The 6 3/4% Notes are unsecured, senior subordinated obligations of the Company and will be subordinated in right of payment to all of the Company’s existing and future senior debt. The 6 3/4% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by substantially all of the Company’s domestic restricted subsidiaries (the “Guarantors”) for so long as those subsidiaries guarantee any of the Company’s other debt (other than unregistered senior debt and debt under the Company’s senior secured credit facility).

The Company may redeem the 6 3/4% Notes, in whole or in part, at any time prior to March 1, 2009, at a redemption price that is equal to the sum of (1) the amount of the 6 3/4% Notes to be redeemed, (2) accrued and unpaid interest on those 6 3/4% Notes and (3) a make-whole premium . The Company may redeem the 6 3/4% Notes, in whole or in part, beginning on March 1, 2009, at declining redemption prices ranging from 103.375% to 100% of the principal amount of the 6 3/4% Notes, plus accrued and unpaid interest to, but excluding, the redemption date, with the actual redemption price to be determined based on the date of redemption. At any time prior to March 1, 2008, the Company may redeem up to 35% of the 6 3/4% Notes with the proceeds of certain equity offerings at a redemption price equal to 106.75% of the principal amount of the 6 3/4% Notes, plus accrued and unpaid interest to, but excluding, the redemption date.

Following a change of control, the Company will be required to make an offer to repurchase all or any portion of the 6 3/4% Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.

The 6 3/4% Notes Indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; create specified liens; sell assets; create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us; engage in transactions with affiliates; incur layered debt; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s assets. The restricted covenants are subject to a number of important exceptions and qualifications.

The 6 3/4% Notes Indenture provides for customary events of default, including payment defaults, breaches of covenants, certain payment defaults at final maturity or acceleration of other indebtedness, failure to pay certain judgments, certain events of bankruptcy, insolvency and reorganization and certain instances in which a guarantee ceases to be in full force and effect. If any event of default occurs and is continuing, subject to certain exceptions, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 6 3/4% Notes may declare all the 6 3/4% Notes to be due and payable immediately, together with any accrued and unpaid interest, if any, to the acceleration date. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, such amounts with respect to the 6 3/4% Notes will be due and payable immediately without any declaration or other act on the part of the trustee or the holders of the 6 3/4% Notes.

Sanmina-SCI entered into interest rate swap transactions with independent third parties to effectively convert the fixed interest rate on the 6 3/4% Notes to a variable rate. The interest rate swap agreements, which expire in 2013, are accounted for as fair value hedges under SFAS No. 133. The aggregate notional amount of the combined interest rate swap transactions is $400.0 million. Under the terms of the interest rate swap agreements, Sanmina-SCI pays the independent third parties an interest rate equal to the six-month LIBOR rate plus an interest rate spread ranging from 2.214% to 2.250%. In exchange, Sanmina-SCI receives a fixed rate of 6 3/4%. At April 2, 2005, $10.8 million has been recorded in other long-term liabilities to reflect the fair value of the interest rate swaps, with a corresponding decrease to the carrying value of the 6 3/4% Notes on the condensed consolidated balance sheet.

On March 25, 2005, Sanmina-SCI completed a tender offer for approximately $400 million accreted value of the Company’s outstanding Zero Coupon Convertible Subordinated Debentures Due 2020, or the Zero Coupon Debentures, at a tender price of $543.75 per $1,000 principal amount at maturity of the Zero Coupon Debentures. Net proceeds from the sale of our 6 3/4% Notes of approximately $389.5 million in the aggregate after deducting the discounts and estimated expenses of this offering, together with cash on hand, were utilized to repurchase the Zero Coupon Debentures. Sanmina-SCI accepted $735,629,000 aggregate principal amount at maturity of the Zero Coupon Debentures that were validly tendered in response to the tender offer, representing approximately 64.3% of the total outstanding Zero Coupon Debentures. The redemption of the Zero Coupon Debentures resulted in a loss on extinguishment of debt of $3.1 million in the quarter ended April 2, 2005, which is included in other income (expense) in the accompanying condensed consolidated statement of operations.

Sale of Accounts Receivable.   On April 1, 2005, Sanmina-SCI UK Limited and Sanmina-SCI Hungary Electronics Limited Liability Company (each, a “Subsidiary”), each a wholly-owned subsidiary of Sanmina-SCI, each entered into a Committed Account Receivable Purchase Agreement (collectively, the “Receivables Agreements”) with Citibank International Plc (the “Bank”). The Receivables Agreements have a term of one year and permit the Subsidiaries to sell specified accounts receivable to the Bank from time to time. The Company is currently limited to the amount of foreign accounts receivable that may be sold under factoring or similar arrangements, including the Receivables Agreements, to $200.0 million in aggregate face amount in any fiscal quarter. The obligations of the Subsidiaries under the Receivables Agreements are guaranteed by the Company. Each Subsidiary has provided a lien in favor of the Bank in the account in which the proceeds of the sold receivables are remitted.

The purchase price for a receivable under a Receivables Agreement is equal to 100% of its face amount less a discount charge (based on LIBOR plus a spread) for the period from the date the receivable is sold to its maturity date. The Receivables Agreements provide for a commitment fee based on the unused portion of the facility. Accounts receivable sales under the Receivables Agreements were $99.7 milion during the quarter ended April 2, 2005. Discounting fees associated with these sales were not considered significant. The sold receivables are subject to certain limited recourse provisions. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability,” the accounts receivable that were sold were removed from the condensed consolidated balance sheet and are reflected as cash provided by operating activities in the condensed consolidated statement of cash flows.

Note 9—Supplemental Guarantors Condensed Consolidating Financial Information

On December 23, 2002, Sanmina-SCI issued $750.0 million of its 10.375% Notes, which are more fully described in Sanmina-SCI’s most recent Annual Report on Form 10-K. On February 24, 2005, Sanmina-SCI issued $400.0 million of its 6 3/4% Notes, which are more fully described in Note 8.

The condensed consolidating financial statements are presented below and should be read in connection with the condensed consolidated financial statements of Sanmina-SCI. Separate financial statements of the Guarantors are not presented because (i) the Guarantors are wholly-owned and have fully and unconditionally guaranteed the 10.375% Notes and the 6 3/4% Notes on a joint and several basis, and (ii) Sanmina-SCI’s management has determined such separate financial statements are not material to investors. There are no significant restrictions on the ability of Sanmina-SCI or any Guarantor to obtain funds from its subsidiaries by dividend or loan.

The following condensed consolidating financial information presents: condensed consolidating balance sheets as of April 2, 2005 (unaudited) and October 2, 2004, and the unaudited condensed consolidating statements of operations for the three and six months ended April 2, 2005 and March 27, 2004, and the unaudited condensed consolidating statements of cash flows for the six months ended April 2, 2005 and March 27, 2004, of (a) Sanmina-SCI, the parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Sanmina-SCI with the guarantor subsidiaries and the non-guarantor subsidiaries; and (e) Sanmina-SCI, the guarantor subsidiaries and the non-guarantor subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany sales.

CONDENSED CONSOLIDATING BALANCE SHEET
As of April 2, 2005

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$548,512	$48,100	$587,205	$—	$1,183,817
Short-term investments	21,614	—	—	—	21,614
Accounts receivable, net	87,598	264,301	1,244,084	—	1,595,983
Accounts receivable—intercompany	180,485	13,296	—	(193,781)	—
Inventories	80,074	247,115	635,053	—	962,242
Deferred income taxes	—	—	26,081	(972)	25,109
Prepaid expenses and other	33,071	24,736	57,216	(12,607)	102,416
Total current assets	951,354	597,548	2,549,639	(207,360)	3,891,181
Property, plant and equipment, net	129,799	115,134	507,045	—	751,978
Goodwill	15,463	612,624	1,066,652	—	1,694,739
Intercompany accounts	862,804	—	—	(862,804)	—
Investment in subsidiaries	2,230,312	1,468,533	—	(3,698,845)	—
Other assets	40,735	56,850	27,947	—	125,532
Total assets	$4,230,467	$2,850,689	$4,151,283	$(4,769,009)	$6,463,430
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$222,240	$136	$1,219	$—	$223,595
Accounts payable	181,381	331,459	997,651	—	1,510,491
Accounts payable—intercompany	—	—	193,781	(193,781)	—
Accrued liabilities	242,962	18,704	152,127	(13,579)	400,214
Accrued payroll and related benefits	48,979	19,021	94,880	—	162,880
Total current liabilities	695,562	369,320	1,439,658	(207,360)	2,297,180
Long-term liabilities:
Long-term debt, net of current portion	1,119,239	521,695	39,172	—	1,680,106
Intercompany accounts noncurrent	—	17,073	845,731	(862,804)	—
Deferred income tax liability	—	—	—	—	—
Other	55,519	45,620	24,858	—	125,997
Total long-term liabilities	1,174,758	584,388	909,761	(862,804)	1,806,103
Stockholders’ equity:
Common stock	5,440	70,558	332,633	(403,191)	5,440
Other stockholders’ equity accounts	2,354,707	1,826,423	1,469,231	(3,295,654)	2,354,707
Total stockholders’ equity	2,360,147	1,896,981	1,801,864	(3,698,845)	2,360,147
Total liabilities and stockholders’ equity	$4,230,467	$2,850,689	$4,151,283	$(4,769,009)	$6,463,430

CONDENSED CONSOLIDATING BALANCE SHEET
As of October 2, 2004

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$473,926	$68,963	$566,060	$—	$1,108,949
Short-term investments	19,718	—	—	—	19,718
Accounts receivable, net	169,105	207,392	1,292,476	—	1,668,973
Accounts receivable—intercompany	151,181	188,657	1,242	(341,080)	—
Inventories	121,131	286,494	656,893	—	1,064,518
Deferred income taxes	159,598	78,121	66,246	—	303,965
Prepaid expenses and other	17,873	21,681	56,969	—	96,523
Total current assets	1,112,532	851,308	2,639,886	(341,080)	4,262,646
Property, plant and equipment, net	178,013	113,154	491,475	—	782,642
Goodwill	27,226	1,194,180	1,033,573	—	2,254,979
Intercompany accounts	695,549	305,779	—	(1,001,328)	—
Investment in subsidiaries	2,975,063	1,355,746	—	(4,330,809)	—
Other assets	196,383	60,179	128,498	(138,691)	246,369
Total assets	$5,184,766	$3,880,346	$4,293,432	$(5,811,908)	$7,546,636
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$608,092	$534	$1,120	$—	$609,746
Accounts payable	197,357	343,881	1,089,595	—	1,630,833
Accounts payable—intercompany	—	198,077	143,003	(341,080)	—
Accrued liabilities	198,149	46,370	136,604	—	381,123
Accrued payroll and related benefits	43,401	31,726	89,230	—	164,357
Total current liabilities	1,046,999	620,588	1,459,552	(341,080)	2,786,059
Long-term liabilities:
Long-term debt, net of current portion	762,986	520,818	27,573	—	1,311,377
Intercompany accounts noncurrent	—	—	1,001,328	(1,001,328)	—
Deferred income tax liability	—	138,691	—	(138,691)	—
Other	20,070	51,179	23,240	—	94,489
Total long-term liabilities	783,056	710,688	1,052,141	(1,140,019)	1,405,866
Stockholders’ equity:
Common stock	5,420	70,558	310,186	(380,744)	5,420
Other stockholders’ equity accounts	3,349,291	2,478,512	1,471,553	(3,950,065)	3,349,291
Total stockholders’ equity	3,354,711	2,549,070	1,781,739	(4,330,809)	3,354,711
Total liabilities and stockholders’ equity	$5,184,766	$3,880,346	$4,293,432	$(5,811,908)	$7,546,636

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended April 2, 2005

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
	(Unaudited)
Net sales	$190,584	$853,819	$2,269,023	$(428,024)	$2,885,402
Cost of sales	175,367	833,308	2,154,584	(428,024)	2,735,235
Gross profit	15,217	20,511	114,439	—	150,167
Operating expenses:
Selling, general and administrative and research and development	5,496	26,234	62,632	—	94,362
Amortization of intangibles	889	1,182	—	—	2,071
Integration costs	—	50	119	—	169
Goodwill impairment	15,000	585,000	—	—	600,000
Restructuring costs	9,679	1,970	45,987	—	57,636
Total operating expenses	31,064	614,436	108,738	—	754,238
Operating income (loss)	(15,847)	(593,925)	5,701	—	(604,071)
Interest income	2,996	298	9,854	—	13,148
Interest expense	(34,809)	(4,507)	(9,590)	—	(48,906)
Intercompany income (expense)	14,144	(7,759)	(6,385)	—	—
Other income (expense)	(3,595)	(6,770)	5,112	—	(5,253)
Other expense, net	(21,264)	(18,738)	(1,009)	—	(41,011)
Income (loss) before provision (benefit) for income taxes and equity in income of subsidiaries	(37,111)	(612,663)	4,692	—	(645,082)
Provision for income taxes	173,432	159,216	57,778	—	390,426
Equity in income (loss) of subsidiaries	(824,965)	60,910	—	764,055	—
Net income (loss)	$(1,035,508)	$(710,969)	$(53,086)	$764,055	$(1,035,508)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 27, 2004

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
	(Unaudited)
Net sales	$313,150	$888,171	$2,171,306	$(510,241)	$2,862,386
Cost of sales	299,696	841,700	2,086,132	(510,241)	2,717,287
Gross profit	13,454	46,471	85,174	—	145,099
Operating expenses:
Selling, general and administrative and research and development	10,290	28,379	49,655	—	88,324
Amortization of intangibles	1,093	1,188	—	—	2,281
Integration costs	—	1,175	876	—	2,051
Restructuring costs	5,493	20,340	58,071	—	83,904
Total operating expenses	16,876	51,082	108,602	—	176,560
Operating loss	(3,422)	(4,611)	(23,428)	—	(31,461)
Interest income	785	3,005	2,736	—	6,526
Interest expense	(21,638)	(4,602)	(4,373)	—	(30,613)
Intercompany income (expense)	5,391	2,829	(8,220)	—
Other income (expense)	3,759	(1,511)	(4,484)	—	(2,236)
Other expense, net	(11,703)	(279)	(14,341)	—	(26,323)
Loss before benefit for income taxes and equity in loss of subsidiaries	(15,125)	(4,890)	(37,769)	—	(57,784)
Benefit for income taxes	(3,794)	(3,633)	(6,501)	—	(13,928)
Equity in income (loss) of subsidiaries	(32,525)	(32,782)	—	65,307	—
Net income (loss)	$(43,856)	$(34,039)	$(31,268)	$65,307	$(43,856)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended April 2, 2005

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
	(Unaudited)
Net sales	$387,293	$1,866,214	$4,866,433	$(981,832)	$6,138,108
Cost of sales	370,129	1,799,442	4,623,235	(981,832)	5,810,974
Gross profit	17,164	66,772	243,198	—	327,134
Operating expenses:
Selling, general and administrative and research and development	11,888	61,463	115,810	—	189,161
Amortization of intangibles	1,736	2,365	—	—	4,101
Integration costs	—	78	205	—	283
Goodwill impairment	15,000	585,000	—	—	600,000
Restructuring costs	17,255	6,469	54,337	—	78,061
Total operating expenses	45,879	655,375	170,352	—	871,606
Operating income (loss)	(28,715)	(588,603)	72,846	—	(544,472)
Interest income	4,305	419	20,478	—	25,202
Interest expense	(59,015)	(9,012)	(19,482)	—	(87,509)
Intercompany income (expense)	28,277	(15,547)	(12,730)	—	—
Other income (expense)	(12,565)	2,441	5,141	—	(4,983)
Other expense, net	(38,998)	(21,699)	(6,593)	—	(67,290)
Income (loss) before provision (benefit) for income taxes and equity in income of subsidiaries	(67,713)	(610,302)	66,253	—	(611,762)
Provision for income taxes	161,533	160,134	77,713	—	399,380
Equity in income (loss) of subsidiaries	(781,896)	120,974	—	660,922	—
Net income (loss)	$(1,011,142)	$(649,462)	$(11,460)	$660,922	$(1,011,142)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended March 27, 2004

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
	(Unaudited)
Net sales	$568,788	$1,804,766	$4,434,036	$(974,923)	$5,832,667
Cost of sales	546,628	1,695,888	4,278,784	(974,923)	5,546,377
Gross profit	22,160	108,878	155,252	—	286,290
Operating expenses:
Selling, general and administrative and research and development	22,215	55,114	94,940	—	172,269
Amortization of intangibles	2,033	2,368	—	—	4,401
Integration costs	—	2,210	1,572	—	3,782
Restructuring costs	5,620	24,286	61,204	—	91,110
Total operating expenses	29,868	83,978	157,716	—	271,562
Operating income (loss)	(7,708)	24,900	(2,464)	—	14,728
Interest income	1,720	3,883	4,361	—	9,964
Interest expense	(42,479)	(9,136)	(7,203)	—	(58,818)
Intercompany income (expense)	10,301	5,681	(15,982)	—	—
Other income (expense)	5,372	2,524	(12,780)	—	(4,884)
Other income (expense), net	(25,086)	2,952	(31,604)	—	(53,738)
Income (loss) before provision (benefit) for income taxes and equity in loss of subsidiaries	(32,794)	27,852	(34,068)	—	(39,010)
Provision (benefit) for income taxes	(10,623)	9,022	(9,322)	—	(10,923)
Equity in income (loss) of subsidiaries	(5,916)	(49,291)	—	55,207	—
Net income (loss)	$(28,087)	$(30,461)	$(24,746)	$55,207	$(28,087)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended April 2, 2005

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
	(Unaudited)
Cash provided by (used for) operating activities	$301,607	$(323,663)	$196,044	$—	$173,988
Cash flows from investing activities:
Purchases of short-term investments	(27,917)	—	—	—	(27,917)
Proceeds from maturities of short-term investments	25,926	—	—	—	25,926
Purchases of long-term investments	(765)	—	—	—	(765)
Purchases of property and equipment	(5,084)	(4,393)	(21,660)	—	(31,137)
Proceeds from sale of property and equipment	6,062	8,371	10,442	—	24,875
Cash paid for businesses acquired, net of cash acquired	(4,710)	(3,401)	(74,922)	—	(83,033)
Cash provided by (used for) investing activities	(6,488)	577	(86,140)	—	(92,051)
Cash flows from financing activities:
Repurchase of convertible notes	(398,726)	—	—	—	(398,726)
Payments of long-term debt	—	—	(12,148)	—	(12,148)
Payments of long-term liabilities	(675)	(1,446)	(629)	—	(2,750)
Proceeds from long-term debt, net of issuance costs	389,609	—	13,698	—	403,307
Payments from notes and credit facilities, net	—	(463)	(2,583)	—	(3,046)
Proceeds from sale of common stock, net of issuance costs	10,363	—	—	—	10,363
Proceeds from (repayment of) intercompany debt	(221,104)	304,132	(83,028)	—	—
Cash provided by (used for) financing activities	(220,533)	302,223	(84,690)	—	(3,000)
Effect of exchange rate changes	—	—	(4,069)	—	(4,069)
Increase (decrease) in cash and cash equivalents	74,586	(20,863)	21,145	—	74,868
Cash and cash equivalents at beginning of period	473,926	68,963	566,060	—	1,108,949
Cash and cash equivalents at end of period	$548,512	$48,100	$587,205	$—	$1,183,817

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 27, 2004

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
	(Unaudited)
Cash provided by operating activities	$21,933	$40,265	$80,912	$—	$143,110
Cash flows from investing activities:
Purchases of short-term investments	(53,614)	—	—	—	(53,614)
Proceeds from maturities of short-term investments	38,693	—	—	—	38,693
Purchases of long-term investments	(199)	—	(11,755)	—	(11,954)
Purchases of property and equipment	(8,073)	(11,021)	(14,256)	—	(33,350)
Proceeds from sale of assets	1,731	11,360	2,385	—	15,476
Cash paid for businesses acquired, net of cash acquired	(33,640)	(13,026)	(4,518)	—	(51,184)
Cash used for investing activities	(55,102)	(12,687)	(28,144)	—	(95,933)
Cash flows from financing activities:
Repurchase of convertible notes	—	—	—	—	—
Payments of long-term debt	—	(221)	(10,851)	—	(11,072)
Payments of long-term liabilities	—	—	—	—	—
Proceeds from long term debt, net of issuance costs	—	64	—	—	64
Payment of notes and credit facilities, net	(214)	(612)	(13,614)	—	(14,440)
Proceeds from sale of common stock, net of issuance costs	16,667	—	—	—	16,667
Proceeds from (repayment of) intercompany debt	(17,748)	(11,275)	29,023	—	—
Cash provided by (used for) financing activities	(1,295)	(12,044)	4,558	—	(8,781)
Effect of exchange rate changes	—	—	(6,491)	—	(6,491)
Increase (decrease) in cash and cash equivalents	(34,464)	15,534	50,835	—	31,905
Cash and cash equivalents at beginning of period	374,660	112,162	540,572	—	1,027,394
Cash and cash equivalents at end of period	$340,196	$127,696	$591,407	$—	$1,059,299

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

As a result of the downturn in the electronics industry, demand for our manufacturing services declined significantly during our 2001, 2002, and 2003 fiscal years. The decrease in demand for manufacturing services by OEMs resulted primarily from reduced capital spending by communications service providers. Consequently, our operating results were adversely affected as a result of the deterioration in the communications market and the other markets that we serve. In fiscal 2004 and the first half of fiscal 2005, we began to see evidence of a recovery in certain markets that we serve and while we expect to see growth in these markets in future quarters, we cannot determine if this recovery will be sustained or if other markets that we serve will also recover. We expect sales to customers in many of the markets we serve to decline in the third quarter of fiscal 2005 as compared to the second quarter of fiscal 2005. We expect the declines in net sales to customers in these markets to range from five percent in certain markets to up to 20% in other markets, which will be offset by increased sales to customers in other sectors, particularly customers in the communications infrastructure and personal and business computing sectors for which we expect an approximate 5% increase in sales.

In response to the downturn in the electronics industry described above, we have initiated restructuring plans in recent years. Although we have begun to see evidence of a recovery in certain sectors of the electronics industry, in July 2004 we announced our phase three restructuring plan to further refine our overall cost structure and reduce operating costs in high cost locations. In January 2005, we announced an increase to planned restructuring costs under our phase three restructuring plan from $100 million to approximately $175 million. This additional charge is to further reduce manufacturing capacity in high cost regions and leverage expanded capacity and technical capabilities in more cost-efficient regions. As of April 2, 2005, we have incurred $79.9 million of restructuring costs pursuant to our phase three restructuring plan. We expect to incur approximately 50 to 75% of the total phase three restructuring costs in fiscal 2005 and substantially all of the remainder in fiscal 2006. Our restructuring plans were designed to reduce excess capacity and affect facilities across all services offered in our vertically integrated manufacturing organization. The majority of the restructuring charges recorded and expected to be recorded as a result of these plans relate to facilities located in North America and Europe, and in general, manufacturing activities at these plants were or are expected to be transferred to other facilities.

A relatively small number of customers historically have been responsible for a significant portion of our net sales. Sales to our ten largest customers accounted for 66.2% and 67.3% of our net sales in the three and six months ended April 2, 2005, respectively, and our two largest customers, IBM and HP, each accounted for 10% or more of our net sales during the six months ended April 2, 2005. Sales to our two largest customers, IBM and HP, also each accounted for 10% or more of our net sales for the three and six months ended March 27, 2004.

In recent fiscal years, we have generated a more significant portion of our net sales from international operations. During the first half of fiscal 2005 and 2004, 76.8% and 72.8%, respectively, of our consolidated net sales were derived from non-U.S. operations. The continued shift toward international operations has resulted from overseas acquisitions and a desire on the part of many of our customers to move production to lower cost locations in regions such as Asia, Latin America and Eastern Europe. We expect this trend to continue.

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

Summary Results of Operations

Net sales for the second quarter of fiscal 2005 were flat as compared to the $2.9 billion of net sales generated in the second quarter of fiscal 2004. For the six months ended April 2, 2005, net sales increased by 5.2% to $6.1 billion from $5.8 billion in the six months ended March 27, 2004. The increase in sales was primarily due to an increase in the sales to customers in the communications and medical and industrial instrumentation sectors of the electronic industry. The increases in sales to these customers was offset partially by decreases in sales to customers in the high end computing and personal and business computing sectors.

The following table sets forth, for the periods indicated, key operating results:

	Three Months Ended		Six Months Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
	(In thousands, except per share data)
	(Unaudited)
Net sales	$2,885,402	$2,862,386	$6,138,108	$5,832,667
Gross profit	150,167	145,099	327,134	286,290
Operating income (loss)	(604,071)	(31,461)	(544,472)	14,728
Net income (loss)	(1,035,508)	(43,856)	(1,011,142)	(28,087)

Key performance measures

The following table sets forth, for the periods indicated, certain key performance measures that management utilizes to assess operating results:

	Three Months Ended
	April 2, 2005	January 1, 2005	March 27, 2004
Days sales outstanding(1)	53	48	52
Inventory turns(2)	11.4	12.3	9.3
Accounts payable days(3)	50	48	58
Cash cycle days(4)	35	30	33

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

The increase in days sales outstanding and the decrease in inventory turns for the quarter ended April 2, 2005 as compared to the quarter ended January 1, 2005, is due to the decrease in net sales of revenues quarter-to-quarter. On an absolute dollar basis, inventory decreased $41 million quarter-to-quarter.

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

We believe the following critical accounting policies reflect our more significant judgments and estimates used in preparing our consolidated financial statements:

Accounts Receivable and Other Related Allowances—We estimate product returns, warranty costs, allowances for bad debt, and other adjustments related to current period net sales to establish related allowances. In making these estimates, we analyze the creditworthiness of our customers, past experience, changes in customer demand, and the overall economic climate in industries that we serve. If actual product returns, warranty claims or other adjustments differ significantly from our estimates, the amount of revenue or operating expenses we report would be affected. One of our most significant credit risks is the ultimate realization of our accounts receivable. This risk is mitigated by (i) sales to well-established companies, (ii) ongoing credit evaluation of our customers, and (iii) frequent contact with our customers, especially our most significant customers, thus enabling us to monitor current changes in business operations and to respond accordingly. To establish our allowance for doubtful accounts, we regularly estimate the credit risk associated with accounts receivable and consider concentrations of credit risks. We evaluate credit risk related to specific customers based on the current economic environment and are not able to predict the inability of our customers to meet their financial obligations to us. Our largest customer represented 10% or more of our gross accounts receivable as of April 2, 2005. We believe the allowances that we have established are adequate under the circumstances; however, a change in the economic environment or a customer’s financial condition could cause our estimates of allowances, and consequently the provision for doubtful accounts, to change.

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

Goodwill—Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step impairment analysis is then performed to measure the amount of impairment loss. The process of determining the fair value of our reporting units is subjective and requires management to exercise judgment in making assumptions and estimates related to cash flows and discount rates, among other things. During the second quarter of fiscal 2005, we recorded an impairment loss of approximately $600 million in connection with an impairment test pursuant to SFAS No. 142. As of April 2, 2005, the remaining carrying value of goodwill was approximately $1.7 billion. In response to changes in industry and market conditions, we could further strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could change our estimates of the fair values of our reporting units, and, consequently, affect the outcome of our goodwill impairment tests.

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

Recent Accounting Pronouncements.   In December 2004, FASB issued SFAS No. 123 (revised 2004) “Share-based Payment,” which requires companies to recognize in the statement of operations grant date fair value of stock options and other equity-based compensation issued to employees. This statement supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” but does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. SFAS No. 123 (revised 2004) is effective as of the beginning of our first quarter of fiscal 2006 and it will likely have a material impact on our results of operations. We have not yet determined the impact that the statement will have on our financial condition and results of operations.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and the fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. The provisions of SFAS 153 are effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our financial position or results of operations.

Results of Operations

The following table sets forth, for the three and six months ended April 2, 2005 and March 27, 2004, certain items in the condensed consolidated statement of operations expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

	Three Months Ended		Six Months Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
Net sales	100%	100%	100%	100%
Cost of sales	94.8	94.9	94.7	95.1
Gross profit	5.2	5.1	5.3	4.9
Operating expenses:
Selling, general and administrative	3.0	2.8	2.8	2.7
Research and development	0.2	0.2	0.2	0.2
Amortization of intangibles	0.1	0.1	0.1	0.1
Integration costs	—	0.1	—	0.1
Restructuring costs	2.0	3.0	1.3	1.6
Goodwill impairment	20.8	—	9.8	—
Total operating expenses	26.1	6.2	14.2	4.7
Operating income (loss)	(20.9)	(1.1)	(8.9)	0.2
Interest income	0.5	0.2	0.4	0.2
Interest expense	(1.7)	(1.0)	(1.4)	(1.0)
Other income (expense)	(0.2)	(0.1)	(0.1)	(0.1)
Other income (expense), net	(1.4)	(0.9)	(1.1)	(0.9)
Income (loss) before provision for income taxes	(22.3)	(2.0)	(10.0)	(0.7)
Provision (benefit) for income taxes	13.5	(0.5)	6.5	(0.2)
Net income (loss)	(35.8)%	(1.5)%	(16.5)%	(0.5)%

Net Sales

Net sales for the second quarter of fiscal 2005 of $2.9 billion were unchanged as compared to the $2.9 billion of net sales generated in the second quarter of fiscal 2004. For the six months ended April 2, 2005, sales increased by 5.2% to $6.1 billion from $5.8 billion in the six months ended March 27, 2004. The increase in sales was primarily due to an increase in the sales to customers in the communications and medical and industrial instrumentation sectors of the electronic industry. The increases in sales to these customers was offset partially by decreases in sales to customers in the high end computing and personal and business computing sectors. Net sales to customers in the communications and personal and business computing sectors increased primarily due to increased demand from existing customers, while sales to customers in the medical and industrial instrumentation sectors increased primarily due to increased demand from existing customers and new programs for existing customers.

The following summarizes financial information by geographic segment:

	Three Months Ended
	April 2, 2005		March 27, 2004
	(In thousands)
Net sales:
Domestic	$689,561	23.9%	$802,128	28.0%
International	2,195,841	76.1	2,060,258	72.0
Total	$2,885,402	100.0%	$2,862,386	100.0%

	Six Months Ended
	April 2, 2005		March 27, 2004
	(In thousands)
Net sales:
Domestic	$1,423,661	23.2%	$1,587,511	27.2%
International	4,714,447	76.8	4,245,156	72.8
Total	$6,138,108	100.0%	$5,832,667	100.0%

Domestic sales for the second quarter of fiscal 2005 decreased as compared to the second quarter of fiscal 2004 by 14.0% to $689.6 million from $802.1 million and international sales increased by 6.6% to $2.2 billion from $2.1 billion. For the six months ended April 2, 2005, domestic sales decreased by 10.3% to $1.4 billion from $1.6 billion for the same period in fiscal 2004 and international sales increased by 11.1% to $4.7 billion from $4.2 billion. The decrease in domestic net sales was primarily due to our restructuring activities to consolidate and move certain of our manufacturing operations to lower cost regions. Net sales from our international operations, as a percentage of consolidated net sales, increased to 76.1% in the second quarter of fiscal 2005 from 72.0% in second quarter of fiscal 2004. Net sales from out international operations as a percentage of consolidated net sales, were 76.8% and 72.8% in the first six months of fiscal 2005 and fiscal 2004, respectively. The increase was primarily attributable to increased sales to existing international customers and the impact of the movement of manufacturing activities to lower cost international regions.

Gross Margin

Gross margin increased from 5.1% in the second quarter of fiscal 2004 to 5.2% in the second quarter of fiscal 2005 and increased from 4.9% for the six months ended March 27, 2004 to 5.3% for the six months ended April 2, 2005. The increase was attributable primarily to increased sales of products to customers in the communications sector as well as cost savings realized as a result of our restructuring activities. We expect gross margins to continue to fluctuate based on overall production and shipment volumes as well as changes in the mix of products ordered by and shipped to major customers.

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses increased from $81.3 million in the second quarter of fiscal 2004 to $87.1 million in the second quarter of fiscal 2005. Selling, general and administrative expenses increased as a percentage of net sales, from 2.8% in the second quarter of fiscal 2004 to 3.0% in the second quarter of fiscal 2005. For the six months ended April 2, 2005, selling, general and administrative expenses increased to $174.4 million from $158.4 million for the six months ended March 27, 2004. Selling, general and administrative expenses increased as a percentage of net sales, from 2.7% for the first six months of fiscal 2004 to 2.8% for the first six months of fiscal 2005. The increase in selling, general, and administrative expenses in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 was attributable to a number of factors including increased sales and marketing expenses, internal costs and professional fees related to Sarbanes-Oxley Act Section 404 activities as well as additional information technology expenses. The increased expenses were partially offset by a reduction in the allowance for doubtful accounts which was the result of improved collection efforts, credit management performance, and a continued trend of insignificant write offs. In addition, several accounts which had been fully reserved, resulted in modest settlements, thus reducing reserves for required exposures. The increase in selling, general, and administrative expenses for the six months ended April 2, 2005, as compared to the six months ended March 27, 2004 was also attributable to a number of factors including increased sales and marketing expenses, internal costs and professional fees related to Sarbanes-Oxley Act Section 404 activities, additional information technology expenses, and the inclusion of selling, general and administrative expenses associated with recently acquired businesses. Selling, general and administrative expenses as a percentage of sales are anticipated to remain relatively constant as a percentage of net sales, depending on sales volume and our business acquisition activity.

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

Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations when a liability is incurred. The accrued restructuring costs are included in “accrued liabilities” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 through the second quarter of fiscal year 2005.

	Employee Termination Benefits	Lease and Contract Termination Costs	Other Restructuring Costs	Impairment of Fixed Assets	Total
	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 28, 2002	$—	$—	$—	$—	$—
Charges to operations	5,959	10,323	597	8,085	24,964
Charges utilized	(2,089)	(8,861)	(597)	(8,085)	(19,632)
Balance at September 27, 2003	3,870	1,462	—	—	5,332
Charges to operations	59,076	11,186	18,890	18,079	107,231
Charges utilized	(45,618)	(9,677)	(18,848)	(18,079)	(92,222)
Reversal of accrual	(1,832)	(1,384)	—	—	(3,216)
Balance at October 2, 2004	15,496	1,587	42	—	17,125
Charges to operations	12,660	2,873	1,363	1,224	18,120
Charges utilized	(11,718)	(1,805)	(200)	(1,224)	(14,947)
Balance at January 1, 2005	16,438	2,655	1,205	—	20,298
Charges to operations	42,346	8,216	1,366	4,004	55,932
Charges utilized	(28,176)	(6,720)	(2,374)	(4,004)	(41,274)
Balance at April 2, 2005	$30,608	$4,151	$197	$—	$34,956

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

During the six months ended April 2, 2005, we recorded restructuring charges of approximately $74.0 million, of which $72.1 million relates to our phase three restructuring plan and the remainder relates to our phase two restructuring plan. These charges included employee termination benefits of approximately $55.0 million, lease and contract termination costs of approximately $11.1 million, other restructuring costs of approximately $2.7 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $5.2 million consisting of excess facilities and equipment to be disposed of. This $5.2 million was fully utilized in the second quarter of 2005. The employee termination benefits were related to the involuntary termination of 1,433 employees, the majority of which were involved in manufacturing activities. Approximately $39.9 million for employee termination benefits was utilized during the six months ended April 2, 2005. A total of approximately 4,776 employees were terminated during the six months ended April 2, 2005 pursuant to this restructuring plan. We also utilized $8.5 million of lease and contract termination costs and $2.6 million of the other restructuring costs during the six months ended April 2, 2005.

Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations generally at the commitment date. The accrued restructuring costs are included in “accrued liabilities” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 and SFAS 112 pursuant to our ongoing restructuring plans through the second quarter of fiscal year 2005.

	Employee Severance and Related Expenses	Restructuring and Other Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at September 28, 2002	$10,344	$779	$35,887	$—	$47,010
Charges to operations	18,138	(779)	31,977	38,400	88,515
Charges utilized	(12,476)	—	(51,906)	(38,400)	(103,561)
Reversal of accrual	(6,267)	—	(1,468)	—	(7,735)
Balance at September 27, 2003	9,739	—	14,490	—	24,229
Charges to operations	8,205	—	35,730	3,500	47,435
Charges utilized	(9,667)	—	(28,279)	(3,500)	(41,446)
Reversal of accrual	(7,050)	—	(7,016)	—	(14,066)
Balance at October 2, 2004	1,227	—	14,925	—	16,152
Charges to operations	329	—	1,216	760	2,305
Charges utilized	(1,180)	—	(3,473)	(760)	(5,413)
Balance at January 1, 2005	376	—	12,668	—	13,044
Charges to operations	96	—	593	1,015	1,704
Charges utilized	—	—	(1,914)	(1,015)	(2,929)
Balance at April 2, 2005	$472	$—	$11,347	$—	$11,819

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

During the six months ended April 2, 2005, we recorded charges to operations of $75,000 and utilized $46,000 for employee severance costs. No employees were terminated during the six months ending April 2, 2005 pursuant to the September 2002 restructuring plan. In addition, we recorded charges of $309,000 and utilization of $1.6 million due to shutdown costs for closed facilities. In addition, $800,000 was charged to operations and utilized due to the impairment of fixed assets to be disposed of.

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

During fiscal 2004, we recorded charges to operations of approximately $5.2 million for employee severance costs and approximately $4.8 million for non-cancelable lease payments and other costs related to the shutdown of facilities. We utilized accrued severance charges of approximately $6.6 million and accrued facilities shutdown related charges of $3.7 million during fiscal 2004. During fiscal 2004, we reversed approximately $1.3 million of accrued severance and approximately $530,000 of accrued lease costs due to lower than expected payments at various sites. We have terminated all employees affected under this plan. The remaining accrued severance at April 2, 2005, is expected to be paid within the next nine months. Manufacturing activities at the facilities affected by this plan ceased in fiscal year 2003 or prior; however, final payments of accrued costs may not occur until later periods.

During the six months ended April 2, 2005, we recorded charges to operations of $317,000 for employee severance costs and $129,000 for facility shutdown charges. There was a write-down of $1.7 million due to impairment of fixed assets to be disposed of. We utilized accrued severance charges of $1.1 million, accrued facilities shutdown related charges of $1.5 million, and $1.7 million for impairment of fixed assets during the six months ended April 2, 2005.

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

During the six months ended April 2, 2005, we recorded approximately $1.4 million and utilized approximately $2.0 million of accrued costs related to the shutdown of facilities. In addition, we recorded charges to operations of approximately $33,000 and utilized $70,000 related to employee severance. During the six months ended April 2, 2005, we recorded and utilized $2.7 million for the impairment of fixed assets to be disposed of.

Acquisition related restructuring.   Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with EITF 95-3. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired entity. The accrued restructuring costs are included in “accrued liabilities” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 for the periods in which restructuring activities have taken place through the second quarter of fiscal 2005.

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
	(In thousands)
	Cash	Cash	Non-cash
Balance at September 28, 2002	$39,954	$23,559	$4,081	$67,594
Additions to restructuring accrual	30,540	7,224	3,251	41,015
Accrual utilized	(36,516)	(16,164)	(7,332)	(60,012)
Reversal of accrual	(23,968)	(1,007)	—	(24,975)
Balance at September 27, 2003	10,010	13,612	—	23,622
Additions to restructuring accrual	10,858	—	6,024	16,882
Accrual utilized	(20,826)	(11,434)	(6,024)	(38,284)
Balance at October 2, 2004	42	2,178	—	2,220
Additions to restructuring accrual	—	—	—	—
Accrual utilized	(42)	(568)	—	(610)
Balance at January 1, 2005	—	1,610	—	1,610
Additions to restructuring accrual	—	—	—	—
Accrual utilized	—	(64)	—	(64)
Balance at April 2, 2005	$—	$1,546	$—	$1,546

The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

Other Acquisition-Related Restructuring Actions.   In fiscal 2003, as part of an insignificant business acquisition completed in December 2002, we closed an acquired manufacturing facility in Texas as of the acquisition date and transferred the business to one of our existing plants. We recorded and utilized total charges to the restructuring liability of $2.4 million relating the closure of this plant. The charge consisted of $311,000 for salary related costs for employees participating in the closure of the plant and $2.1 million for excess equipment. In fiscal 2003, we also recorded charges to the restructuring liability of $7.5 million related to a manufacturing facility in Germany acquired in fiscal 2002. The charges consisted of severance costs for involuntary employee terminations of approximately 210 employees. We utilized $897,000 and $6.6 million of the accrued severance in fiscal 2003 and 2004 to terminate 145 and 60 employees, respectively. In addition, during fiscal 2004, we recorded charges to the restructuring liability of $10.9 million, and utilized $10.8 million, related to employee terminations at manufacturing facilities in Europe and Mexico acquired in fiscal 2003 due to the transfer of a portion of the manufacturing activities to one of our existing plants. The charges were related to the elimination of approximately 340 employees. We also recorded and utilized charges to the restructuring liability of approximately $6.0 million related to excess machinery and equipment to be disposed of. In the six months ended April 2, 2005, we utilized $42,000 relating to employee severance.

SCI Acquisition Restructuring.   In December 2001, Sanmina merged with SCI in a purchase business combination and formally changed its name to Sanmina-SCI Corporation. As part of the merger with SCI, we also recorded charges to the restructuring liability of $119.6 million during fiscal years 2002 and 2003 consisting of planned involuntary employee termination costs for approximately 7,900 employees and utilized $92.1 million in charges with respect to the termination of those employees. During fiscal years 2002 and 2003 we also incurred net charges to the restructuring liability of $41.0 million for restructuring costs related to lease payments for permanently vacated properties and other costs, and utilized approximately $26.3 million of these charges. we also incurred charges to restructuring liability of $24.9 million of asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. During fiscal year 2003, we reversed a total of $24.0 million of accrued severance costs, approximately $18.4 million of which was due to lower than anticipated settlement costs at a major European manufacturing site, and approximately $5.6 million of which related to two plants that were not closed as initially planned due to a change in business requirements. We also reversed $1.0 million of accrued facilities shutdown costs due to lower than estimated costs at various sites. During fiscal 2004, we utilized a total of approximately $11.4 million of facilities-related accruals and $3.4 million of accrued severance. During the six months ended April 2, 2005, we utilized $632,000 due to facilities shutdown.

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

We also anticipate incurring restructuring charges in the remainder of fiscal 2005 under our phase two restructuring plan which was approved by management in the fourth quarter of fiscal year 2002. Total restructuring costs under this plan are expected to be approximately $275.0 million, of which an aggregate of approximately $266.5 million was incurred in fiscal 2002, 2003, 2004 and the first six months of fiscal 2005. The costs consist of both cash and non-cash charges. As of October 2, 2004, we had completed or commenced all restructuring actions contemplated under our phase two restructuring plan. However, certain costs cannot be recorded until future quarters in accordance with generally accepted accounting principles. As a result of our phase two restructuring plan, we expect to achieve reductions in non-cash and cash costs, including depreciation, payroll and related benefits, and rent expense. We expect our annual savings from this phase two restructuring plan to aggregate approximately $100 to $200 million, affecting cost of sales and selling, general and administrative expense. We began to realize benefits from these savings in the fourth quarter of fiscal 2002 and fully realized the annual savings by the end of fiscal 2004.

We plan to fund cash restructuring costs with cash flows generated by operating activities.

Goodwill Impairment

During the quarter ended April 2, 2005, we recorded a goodwill impairment loss of $600 million for the domestic reporting unit in accordance with SFAS No. 142. The factors that led to our decision to provide a valuation allowance against certain deferred tax assets (see Note 5 to the condensed consolidated financial statements), coupled with the recent decline in the market price of our common stock, led us to perform an impairment analysis of its goodwill prior to the annual test scheduled for the fourth quarter of fiscal 2005. As a result of this impairment analysis, we concluded that a portion of its goodwill associated with our domestic reporting unit was impaired, and accordingly, recognized an impairment loss of $600 million. This analysis indicated that there was no impairment of goodwill or long-lived assets associated with our international reporting unit.

Interest Expense

Interest expense increased to $48.9 million in the second quarter of fiscal 2005 compared to $30.6 million in the second quarter of fiscal 2004 and to $87.5 million for the six months ended April 2, 2005 as compared to $58.8 million for the six months ended March 27, 2004. The increases in interest expense for the respective periods are primarily related to higher interest rates on our 10.375% Notes due to a higher interest rate resulting from the interest rate swap transaction discussed below, incremental interest expense related to our 6¾% Notes (see Liquidity and Capital Resources) and the write-off deferred financing costs of $6.1 million in connection with the redemption of Zero Coupon Debentures.

We entered into an interest rate swap transaction with an independent third party to effectively convert the fixed interest rate on our 10.375% Notes to a variable rate. Under the terms of this swap agreement, we pay the independent third party an interest rate equal to the six-month LIBOR rate plus 6.2162%. In exchange, we receive a fixed rate of 10.375%. We have also entered into interest rate swap transactions with independent third parties to effectively convert the fixed interest rate on our 6¾% Notes to a variable rate. Under the terms of these swap agreements, we pay the independent third parties an interest rate equal to the six-month LIBOR rate plus a spread ranging from 2.214% to 2.250%. In exchange, we receive a fixed rate of 6¾%.

Provision for Income Taxes

The provision for income taxes for the three and six months ended April 2, 2005 is based upon our estimate of the annual effective tax rate for fiscal 2005 of (61)% and (65)%, respectively. For the three and six months ended March 27, 2004, the effective tax benefit rate was 24% and 28%, respectively. The significant negative effective rate in fiscal 2005 is due primarily to the recording of valuation allowance against certain deferred tax assets in the second quarter of fiscal 2005 (see discussion below), the majority of which relate to US operations, resulting in the unique situation of a tax provision on the forecasted annual taxable net loss. The effective rate in fiscal 2004 was lower than statutory rates due to certain losses and restructuring costs expected to be incurred by non-U.S. operations during that year for which no tax benefit was expected to be recognized.

As a result of the company’s continuous migration of certain operating activities from high-cost to low-cost regions, we determined during the quarter ended April 2, 2005 that in accordance with Statement of Financial Accounting Standards No. 109, or SFAS 109, it was more likely than not that certain of the company’s deferred tax assets primarily relating to our U.S operations would not be realized and accordingly recorded a valuation allowance of $379.2 million. Although we have established a valuation allowance against the carrying value of certain deferred tax assets, the underlying net operating loss carry forwards would still be available to offset future taxable income in the United States subject to applicable tax laws and regulations.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments as of April 2, 2005 were $1.2 billion, including $25.5 million of restricted cash. Cash provided by operating activities was $174.0 million and $143.1 million during the six months ended April 2, 2005 and March 27, 2004, respectively. The increase in cash provided by operating activities in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004 is primarily generated by decreases in account receivable and inventory, offset by an increase in accounts payable. Working capital was $1.6 billion and $1.5 billion as of April 2, 2005 and October 2, 2004.

Net cash used for investing activities was $92.1 million and $95.9 million for the first six months of fiscal 2005 and fiscal 2004, respectively. The decrease in net cash used for investing activities in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 was due primarily to decreased purchases of short-term investments, which was offset by an increase in cash paid for business acquisitions; particularly the Pentex-Schweizer Circuits Limited, or Pentex, acquisition.

Net cash used for financing activities was $3.0 million in the six months ended April 2, 2005 as compared to $8.8 million for the six months ended March 27, 2004. In the first six months of fiscal 2005, proceeds from the sale of common stock were $6.3 million less than in the first six months of fiscal 2004, primarily due to the timing of employee stock purchase plan common stock purchases.

We have up to $500 million available for borrowings under our senior secured credit facility depending on the amount of outstanding letters of credit and letters of credit are available up to $150 million.

On February 24, 2005, we entered into an indenture among the Company, the Guarantors (as defined below) and U.S. Bank National Association as trustee, or the 6¾% Notes Indenture, relating to the issuance by the Company of $400 million aggregate principal amount of its 6¾% Senior Subordinated Notes due 2013, or the 6¾% Notes. Interest is payable on the 6¾% Notes on March 1 and September 1 of each year, beginning on September 1, 2005. The maturity date of the 6¾% Notes is March 1, 2013.

The 6¾% Notes are unsecured, senior subordinated obligations and will be subordinated in right of payment to all of our existing and future senior debt. The 6¾% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by substantially all of our domestic restricted subsidiaries, or the Guarantors, for so long as those subsidiaries guarantee any of our other debt (other than unregistered senior debt and debt under our senior secured credit facility).

We may redeem the 6¾% Notes, in whole or in part, at any time prior to March 1, 2009, at a redemption price that is equal to the sum of (1) the amount of the 6¾% Notes to be redeemed, (2) accrued and unpaid interest on those 6¾% Notes and (3) a make-whole premium calculated in the manner specified in the 6¾% Notes Indenture. We may redeem the 6¾% Notes, in whole or in part, beginning on March 1, 2009, at declining redemption prices ranging from 103.375% to 100% of the principal amount of the 6¾% Notes, plus accrued and unpaid interest to, but excluding, the redemption date, with the actual redemption price to be determined based on the date of redemption. At any time prior to March 1, 2008, we may redeem up to 35% of the 6¾% Notes with the proceeds of certain equity offerings at a redemption price equal to 106.75% of the principal amount of the 6¾% Notes, plus accrued and unpaid interest to, but excluding, the redemption date.

Following a change of control, as defined in the 6¾% Notes Indenture, we will be required to make an offer to repurchase all or any portion of the 6¾% Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.

The 6¾% Notes Indenture includes covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; create specified liens; sell assets; create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us; engage in transactions with affiliates; incur layered debt; and consolidate or merge with or into other companies or sell all or substantially all of our assets. The restricted covenants are subject to a number of important exceptions and qualifications set forth in the 6¾% Notes Indenture.

The 6¾% Notes Indenture provides for customary events of default, including payment defaults, breaches of covenants, certain payment defaults at final maturity or acceleration of other indebtedness, failure to pay certain judgments, certain events of bankruptcy, insolvency and reorganization and certain instances in which a guarantee ceases to be in full force and effect. If any event of default occurs and is continuing, subject to certain exceptions, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 6¾% Notes may declare all the 6¾% Notes to be due and payable immediately, together with any accrued and unpaid interest, if any, to the acceleration date. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, such amounts with respect to the 6¾% Notes will be due and payable immediately without any declaration or other act on the part of the trustee or the holders of the 6¾% Notes.

We have issued the 6 3/4% Notes with a principal balance of $400.0 million due in 2013. We entered into interest rate swap transactions with independent third parties to effectively convert the fixed interest rate to a variable rate. The interest rate swap agreements, which expire in 2013, are accounted for as fair value hedges under SFAS No. 133. The aggregate notional amount of the combined interest rate swap transactions is $400.0 million. Under the terms of the interest rate swap agreements, we pay the independent third parties an interest rate equal to the six-month LIBOR rate plus an interest rate spread ranging from 2.214% to 2.250%. In exchange, we receive a fixed rate of 6 3/4%. At April 2, 2005, $10.8 million has been recorded in other long-term liabilities to record the fair value of the interest rate swap transaction, with a corresponding decrease to the carrying value of the 6 3/4% Notes on the condensed consolidated balance sheet.

On March 25, 2005, we completed a tender offer for approximately $400 million accreted value of our outstanding Zero Coupon Convertible Subordinated Debentures Due 2020, or the Zero Coupon Debentures, at a tender price of $543.75 per $1,000 principal amount at maturity of the Zero Coupon Debentures. Net proceeds from the sale of our 6 3/4% Notes of approximately $389.5 million in the aggregate after deducting the discounts and estimated expenses of this offering, together with cash on hand, were utilized to repurchase the Zero Coupon Debentures. We accepted $735,629,000 aggregate principal amount at maturity of the Zero Coupon Debentures that were validly tendered in response to the tender offer, representing approximately 64.3% of the total outstanding Zero Coupon Debentures. The redemption of the Zero Coupon Debentures resulted in a loss on extinguishment of debt of $3.1 million in the quarter ended April 2, 2005, which is included in other income (expense) in the accompanying condensed consolidated statement of operations.

On April 1, 2005, Sanmina-SCI UK Limited and Sanmina-SCI Hungary Electronics Limited Liability Company, or collectively, the Subsidiaries, each a wholly-owned subsidiary, each entered into a Committed Account Receivable Purchase Agreement, or collectively, the “Receivables Agreements, with Citibank International Plc, or the Bank. The Receivables Agreements have a term of one year and permit the Subsidiaries to sell specified accounts receivable to the Bank from time to time. The covenants under our Credit and Guaranty Agreement, dated as of October 26, 2004, limit the amount of foreign accounts receivable that may be sold under factoring or similar arrangements, including the Receivables Agreements, to $200.0 million in aggregate face amount in any fiscal quarter. The obligations of the Subsidiaries under the Receivables Agreements are guaranteed by the Company. Each Subsidiary has provided a lien in favor of the Bank in the account in which the proceeds of the sold receivables are remitted.

The purchase price for a receivable under a Receivables Agreement is equal to 100% of its face amount less a discount charge (based on LIBOR plus a spread) for the period from the date the receivable is sold to its maturity date. The Receivables Agreements provide for a commitment fee based on the unused portion of the facility.

Contractual Obligations

The following is a summary of our obligations and commitments as of April 2, 2005:

		Fiscal Year(s)
Dollars in thousands	Total	Six Months 2005	2006 — 2007	2008 — 2009	After 2009
Long-term debt and capital lease obligations(1)	$1,903,701	$222,576	$545,332	$2,410	$1,133,383
Operating leases(2)	115,348	18,958	46,639	18,926	30,825
Total contractual obligations	$2,019,049	$241,534	$591,971	$21,336	$1,164,208

(1)          In September 2005, we will be required to repurchase up to $225.4 million accreted value of Zero Coupon Subordinated Debentures due 2020 if submitted for repurchase by the holders of these debentures at their option on the repurchase date. Accordingly, the accreted value of our Zero Coupon Subordinated Debentures due 2020 as of April 2, 2005 of $221.4 million is included in the fiscal 2005 maturities in the table above.

(2)          Future operating lease payments include the obligations for closed facilities (totaling approximately $18.2 million) which have been fully or partially accrued in restructuring costs.

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

Certain acquisition agreements that we entered into in connection with purchase business combinations may require us to pay additional consideration determined by the future performance of the acquired entity. The amount and likelihood of the payments are not determinable as of April 2, 2005.

We provided guarantees to various third parties in the form of letters of credit totaling $25.5 million as of April 2, 2005. The letters of credit cover various guarantees including interest rate swap agreements, workers’ compensation claims and customs duties.

Our future needs for financial resources include increases in working capital to support anticipated sales growth, investments in manufacturing facilities and equipment, and repayments of outstanding indebtedness. We have evaluated and will continue to evaluate possible business acquisitions within the parameters of the restrictions set forth in the agreements governing certain of our debt obligations. These possible business acquisitions could require substantial cash payments. Additionally, we anticipate incurring additional expenditures in connection with the integration of our recently acquired businesses and our restructuring activities. We expect to incur cash costs of approximately $60 million in future periods pursuant to our phase three restructuring plan announced in July 2004 and revised in January 2005.

We believe that our existing cash resources, together with cash generated from operations, will be sufficient to meet our working capital requirements through at least the next 12 months. Should demand for our products decrease over the next 12 months, the available cash provided by operations could be negatively impacted. We may seek to raise additional capital through the issuance of either debt or equity securities. Our senior secured credit facility and the indentures governing our 10.375% Notes and our 6 3/4% Notes include covenants that, among other things, limit in certain respects us and our restricted subsidiaries from incurring debt, making investments and other restricted payments, paying dividends on capital stock, redeeming capital stock or subordinated obligations and creating liens. In addition to existing collateral and covenant requirements, future debt financing may require us to pledge assets as collateral and comply with financial ratios and covenants. Equity financing may result in dilution to stockholders.

In September 2005, we will be required to repurchase up to $225.4 million accreted value of Zero Coupon Subordinated Debentures due 2020, or Zero Coupon Debentures, if submitted for repurchase by the holders of these debentures at their option on the repurchase date of September 12, 2005. We currently intend to use cash on hand to fund the repurchase of Zero Coupon Debentures, although we may choose to pay the repurchase price in cash, in shares of our common stock valued at market price or in any combination of the two. We may redeem all or a portion of the Zero Coupon Debentures for cash at any time after September 12, 2005 at the issue price plus accrued original issue discount through the date of redemption.

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

Before the economic downturn in the communications sector and before our merger with SCI Systems, Inc., sales of our services to OEMs in the communications sector accounted for a substantially greater portion of our net sales and earnings than in recent periods. As a result of reduced sales to OEMs in the communications sector, our gross margins have declined because the services that we provided to these OEMs often were more complex, thereby generating higher margins than those that we provided to OEMs in other sectors of the electronics industry. For example, a substantial portion of our net sales are currently derived from sales of personal computers. Margins on personal computers are typically lower than margins that we have historically realized on communication products. OEMs are continuing to seek price decreases from us and other EMS companies and competition for this business remains intense. Although the electronics industry has begun to show indications of a recovery, pricing pressure on EMS companies continues to be strong and there continues to be intense price competition for EMS services. This price competition could adversely affect our gross margins. If demand for our higher-end, higher margin manufacturing services does not improve in the future, our gross margins and operating results in future periods may be adversely affected.

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

We may not be able to finance future needs or adapt our business plan to changes because of restrictions contained in the terms of our 10.375% Notes, our 6 3/4% Notes and our senior secured credit facility.

Our senior secured credit facility and the indentures for the 10.375% Notes and the 6 3/4% Notes contain various covenants that limit our ability to, among other things:

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

Our ability to comply with covenants contained in the 10.375% Notes, the 6 3/4% Notes, the senior secured credit facility and agreements governing other debt to which we are or may become a party may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The senior secured credit facility requires us to comply with a fixed charge coverage ratio and a leverage ratio. Additional debt we incur in the future may subject us to further covenants.

Our failure to comply with these covenants could result in a default under the agreements governing the relevant debt. In addition, if any such default is not cured or waived, the default could result in an acceleration of debt under our other debt instruments that contain cross acceleration or cross-default provisions, which could require us to repay or repurchase debt, together with accrued interest, prior to the date it otherwise is due and that could adversely affect our financial condition. If a default occurs under our senior secured credit facility, we would be unable to borrow under our revolving credit facility and the lenders could cause all of the outstanding debt obligations under the senior secured credit facility to become due and payable, which could result in a default under the 10.375% Notes and the 6 3/4% Notes and could lead to an acceleration of these respective obligations. Upon a default or cross-default, the collateral agent, at the direction of the lenders under the senior secured credit facility could proceed against the collateral. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us.

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

Sales to our 10 largest customers accounted for 67.3% of our net sales in the six months ended April 2, 2005 and our two largest customers, IBM and HP, each accounted for 10% or more of our net sales for that period. We depend on the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycles, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer would adversely affect our operating results. In December 2004, IBM announced that it was selling its personal computer business to Lenovo Group, Ltd., or Lenovo, a China-based manufacturer of personal computers. A substantial portion of our sales to IBM relate to personal computer products. In the event that we are unable to enter into new supply agreements with Lenovo for the former IBM personal computer business that was sold to Lenovo, our net sales and operating results could be adversely affected. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in their business, consolidations or divestitures or for other reasons. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would adversely affect our operating results.

If our business declines or improves at a slower pace than we anticipate, we may further restructure our operations, which may adversely affect our financial condition and operating results.

In July 2004, we announced our phase three restructuring plan, which we initially expected to result in restructuring charges of up to approximately $100 million. In January 2005, we announced an increase to planned restructuring costs under our phase three restructuring plan from $100 million to approximately $175 million. During the fourth quarter of fiscal 2004 and the first six months of fiscal 2005, we incurred $79.9 million of restructuring costs associated with this plan and expect to incur 50-75% of the total estimated costs by the end of fiscal 2005, with the remainder occurring in fiscal 2006. In addition, we anticipate incurring additional restructuring charges under our phase two restructuring plan, which was approved by management in the fourth quarter of fiscal 2002. Our phase two restructuring plan is expected to total approximately $275.0 million of both cash and non-cash restructuring charges, of which an aggregate of approximately $266.5 million was incurred in fiscal 2002, 2003 and 2004 and the first six months of fiscal 2005. We cannot be certain as to the actual amount of these restructuring charges or the timing of their recognition for financial reporting purposes. We may need to take additional restructuring charges in the future if our business declines or improves at a slower pace than we anticipate or if the expected benefits of recently completed and currently planned restructuring activities do not materialize. These benefits may not materialize if we incur unanticipated costs in closing facilities or transitioning operations from closed facilities to other facilities or if customers cancel orders as a result of facility closures. If we are unsuccessful in implementing our restructuring plans, we may experience disruptions in our operations and higher ongoing costs, which may adversely affect our operating results.

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

We are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws as well as other factors. For example, as a result of our continuous migration of certain operating activities from high-cost to low-cost regions, we determined during the second fiscal quarter of 2005 that it was more likely than not that certain of our deferred tax assets primarily relating to our U.S. operations would not be realized. As a result of this analysis, during the second quarter of fiscal 2005, we recorded a non-cash charge of $379.2 million in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). Our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed our estimates, our income tax provision and operating results could be affected.

During the second quarter of fiscal 2005, we recorded a goodwill impairment loss of $600 million, and there can be no assurance that it will not be necessary to record additional goodwill impairment or long-lived asset impairment charges in the future.

During the quarter ended April 2, 2005, we recorded a goodwill impairment loss of $600 million. The factors that led us to record a write-off of our deferred tax assets, which primarily related to U.S. operations, coupled with the recent decline in the market price of our common stock, led us to record this goodwill impairment loss. In particular, the shift of operations from U.S. facilities and other facilities in high cost locations to facilities in lower-cost locations has resulted in restructuring charges and a decline in sales with respect to our U.S. operations. In the event that the results of operations do not stabilize or improve, or the market price of our common stock declines further or does not rise, we could be required to record additional goodwill impairment or other long-lived asset impairment charges during fiscal 2005 or in future fiscal periods. Although these goodwill impairment charges are of a non-cash nature, they do adversely affect our results of operations in the periods in which such charges are recorded.

We are subject to risks arising from our international operations.

We conduct our international operations primarily in Asia, Latin America, Canada and Europe and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 76.8% of our net sales from non-U.S. operations during the six months ended April 2, 2005, and a significant portion of our manufacturing material was provided by international suppliers during this period. During the first half of fiscal 2004, we generated 72.8% of our net sales from non-U.S. operations. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

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

In addition, during fiscal 2004 and fiscal 2005, the decline in the value of the U.S. dollar as compared to the Euro and many other currencies has resulted in foreign exchange losses. To date, these losses have not been material to our results of operations. However, continued fluctuations in the value of the U.S. dollar as compared to the Euro and other currencies in which we transact business could adversely affect our operating results.

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

The table below presents carrying amounts and related average interest rates by year of maturity for our investment portfolio as of April 2, 2005 (dollars in thousands):

	2005	2006	Total
	(In thousands, except percentages)
Cash equivalents and short-term investments	$541,658	$7,245	$548,903
Average interest rate	2.81%	3.31%	2.82%

We have issued the 10.375% Notes with a principal balance of $750.0 million due in 2010. We entered into an interest rate swap transaction with an independent third party to effectively convert the fixed interest rate to variable rates. The swap agreement, which expires in 2010, is accounted for as a fair value hedge under SFAS No. 133. The aggregate notional amount of the swap transaction is $750.0 million. Under the terms of the swap agreement, we pay the independent third party an interest rate equal to the six-month LIBOR rate plus 6.2162%. In exchange, we receive a fixed rate of 10.375%. At April 2, 2005 and October 2, 2004 respectively, ($23.0) million and $13.0 million have been recorded in other assets (long-term liabilities) to record the fair value of the interest rate swap transactions, with a corresponding increase (decrease) to the carrying value of the 10.375% Notes on the condensed consolidated balance sheet.

We have issued the 6¾% Notes with a principal balance of $400.0 million due in 2013. We entered into interest rate swap transactions with independent third parties to effectively convert the fixed interest rate to a variable rate. The swap agreements, which expire in 2013, are accounted for as fair value hedges under SFAS No. 133. The aggregate notional amount of the combined swap transactions is $400.0 million. Under the terms of the swap agreements, we pay the independent third parties an interest rate equal to the six-month LIBOR rate plus a spread ranging from 2.214% to 2.250%. In exchange, we receive a fixed rate of 6¾%. At April 2, 2005, $10.8 million has been recorded in other long-term liabilities to record the fair value of the interest rate swap transactions, with a corresponding decrease to the carrying value of the 6¾% Notes on the condensed consolidated balance sheet.

As of April 2, 2005, we also have $11.8 million of revolving credit agreements and $8.1 million of other term loans at interest rates that fluctuate. The average interest rates for the quarter ended April 2, 2005 were 4.25% for the revolving credit agreements and 4.55% for other term loans.

Foreign Currency Exchange Risk

We transact business in foreign countries. Our primary foreign currency cash flows are in certain Asian and European countries, Australia, Brazil, Canada, and Mexico. We enter into short-term foreign currency forward contracts to hedge those currency exposures associated with certain assets and liabilities denominated in foreign currencies. At April 2, 2005, we had forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $391.1 million. The net unrealized gain on the contracts at April 2, 2005 is not material and is recorded in prepaid expenses and other on the condensed consolidated balance sheet. Market value gains and losses on forward exchange contracts are recognized in the consolidated statement of operations as offsets to the exchange gains and losses on the hedged transactions. The impact of these foreign exchange contracts was not material to the results of operations for the three and six months ended April 2, 2005 and March 27, 2004. We also utilize foreign currency forward and option contracts to hedge certain forecasted foreign currency sales and cost of sales (“cash flow hedges”). Gains and losses on these contracts related to the effective portion of the hedges are recorded in other comprehensive income until the forecasted transactions occur. Gains and losses related to the ineffective portion of the hedges are immediately recognized in the Consolidated Statement of Operations. At April 2, 2005, we had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $66.6 million. The net unrealized gain on the contracts at April 2, 2005 is not material and is recorded in prepaid expenses and other on the consolidated balance sheet. The impact of these foreign exchange contracts was not material to the results of operations for the three and six months ended April 2, 2005 and March 27, 2004.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As reported in our most recent Annual Report on Form 10-K for the fiscal year ended October 2, 2004, in connection with the audit of our consolidated financial statements for the year ended October 2, 2004, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of a company’s internal controls, our management and our independent registered public accounting firm, KPMG LLP, reported to our audit committee the identification of a “material weakness” (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls. Although the Company has commenced corrective actions to remediate on an ongoing basis the material weakness as described in our most recent Annual Report on Form 10-K, the material weakness continues to exist as of April 2, 2005. The Company’s management, including the CEO and CFO, has concluded that, except for the material weakness described above, and taking into account the efforts to address the material weakness, that as of April 2, 2005 our disclosure controls and procedures were designed and were functioning effectively so as to provide reasonable assurance that material information about us and our subsidiaries required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

Other than the changes noted in our most recent Annual Report on Form 10-K, there have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting. However, we have designed and have begun the process of implementing certain changes to internal controls over financial reporting that are intended to address the material weakness noted above and to otherwise improve and strengthen our internal controls over financial reporting. We will continue to implement these changes and will also evaluate and test them to ensure they improve the effectiveness of internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

We are a party to certain legal proceedings that have arisen in the ordinary course of our business. We believe that the resolution of these proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

On February 28, 2005 Sanmina-SCI held its 2005 Annual Meeting of Stockholders. The matters voted upon at the meeting, for shareholders of record as of January 3, 2005 and the vote with respect to each such matter are set forth below:

1.                To elect directors of Sanmina-SCI:

	For	Withheld
Neil R. Bonke	369,854,896	96,350,536
Alain Couder	455,300,590	10,904,842
Randy W. Furr	436,689,176	29,516,256
Mario M. Rosati	262,168,551	204,036,881
A. Eugene Sapp, Jr	436,077,578	30,127,854
Wayne Shortridge	373,493,681	92,711,751
Peter J. Simone	452,509,525	13,695,907
Jure Sola	437,242,114	28,963,318
Jacquelyn M. Ward	373,741,839	92,463,593

2.     To approve the appointment of KPMG LLP as the independent public accountants of Sanmina-SCI for the fiscal year ending October 1, 2005:

For: 438,219,422	Against: 25,125,975	Abstain: 2,860,035

Item 6.   Exhibits

(a)          Exhibits

Refer to item (c) below.

(c)            Exhibits

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001
3.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.2(5)	Amended and Restated Bylaws of the Registrant, dated December 1, 2003.
4.1(6)	Indenture, dated as of February 24, 2005, among Registrant, certain subsidiaries of Registrant as guarantors thereunder and U.S. Bank National Association as trustee.
4.2(7)	Exchange and Registration Rights Agreement, dated as of February 24, 2005, among Registrant, certain subsidiaries of Registrant and the initial purchasers party thereto.

10.1	Committed Account Receivable Purchase Agreement, dated as of April 1, 2005, between Sanmina-SCI UK Limited and Citibank International Plc.*
10.2	Committed Account Receivable Purchase Agreement, dated as of April 1, 2005, between Sanmina-SCI Hungary Electronics Limited Liability Company and Citibank International Plc.*
31.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

(6)          Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 24, 2005.

(7)          Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 24, 2005.

*                    Certain information in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

SANMINA-SCI CORPORATION

SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANMINA-SCI CORPORATION
(Registrant)
	By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer
Date: May 9, 2005
	By:	/s/ DAVID L. WHITE
Executive Vice President and
Chief Financial Officer
Date: May 9, 2005

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001
3.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.2(5)	Amended and Restated Bylaws of the Registrant, dated December 1, 2003.
4.1(6)	Indenture, dated as of February 24, 2005, among Registrant, certain subsidiaries of Registrant as guarantors thereunder and U.S. Bank National Association as trustee.
4.2(7)	Exchange and Registration Rights Agreement, dated as of February 24, 2005, among Registrant, certain subsidiaries of Registrant and the initial purchasers party thereto.
10.1	Committed Account Receivable Purchase Agreement, dated as of April 1, 2005, between Sanmina-SCI UK Limited and Citibank International Plc.*
10.2	Committed Account Receivable Purchase Agreement, dated as of April 1, 2005, between Sanmina-SCI Hungary Electronics Limited Liability Company and Citibank International Plc*.
31.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

(6)          Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 24, 2005.

(7)          Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 24, 2005.

*                    Certain information in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.