Form 10-Q
period 2005-07-02
SANMINA-SCI CORP
filed 2005-08-10
CIK 897723

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005
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

As of July 29, 2005, there were 525,620,304  shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2005	October 2, 2004
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,219,725	$1,108,949
Short-term investments	45,963	19,718
Accounts receivable, net	1,602,723	1,668,973
Inventories	948,674	1,064,518
Deferred income taxes	23,048	303,965
Prepaid expenses and other	117,043	96,523
Total current assets	3,957,176	4,262,646
Property, plant and equipment, net	713,557	782,642
Goodwill	1,689,807	2,254,979
Other intangible assets, net	31,638	35,891
Other assets	88,577	210,478
Total assets	$6,480,755	$7,546,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$225,210	$609,746
Accounts payable	1,489,362	1,630,833
Accrued liabilities	449,308	381,123
Accrued payroll and related benefits	157,010	164,357
Total current liabilities	2,320,890	2,786,059
Long-term liabilities:
Long-term debt, net of current portion	1,695,145	1,311,377
Other	102,462	94,489
Total long-term liabilities	1,797,607	1,405,866
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	5,442	5,420
Treasury stock	(188,575)	(188,607)
Additional paid-in-capital	5,727,736	5,719,137
Accumulated other comprehensive income	42,928	32,690
Accumulated deficit	(3,225,273)	(2,213,929)
Total stockholders’ equity	2,362,258	3,354,711
Total liabilities and stockholders’ equity	$6,480,755	$7,546,636

See accompanying notes.

SANMINA-SCI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
	(In thousands, except per share data)
	(Unaudited)
Net sales	$2,831,264	$3,069,783	$8,969,372	$8,902,450
Cost of sales	2,670,438	2,911,260	8,481,412	8,457,637
Gross profit	160,826	158,523	487,960	444,813
Operating expenses:
Selling, general and administrative	92,091	85,028	266,484	243,378
Research and development	7,364	7,326	22,132	21,245
Amortization of intangible assets	1,894	2,059	5,995	6,460
Integration costs	153	261	436	4,043
Restructuring costs	20,041	17,349	98,102	108,459
Goodwill impairment	—	—	600,000	—
Total operating expenses	121,543	112,023	993,149	383,585
Operating income (loss)	39,283	46,500	(505,189)	61,228
Interest income	16,108	6,811	41,311	16,775
Interest expense	(45,813)	(33,232)	(133,322)	(92,050)
Other expense, net	(3,721)	(10,430)	(8,705)	(15,314)
Other income (expense), net	(33,426)	(36,851)	(100,716)	(90,589)
Income (loss) before provision for income taxes	5,857	9,649	(605,905)	(29,361)
Provision (benefit) for income taxes	6,059	(1,702)	405,439	(12,625)
Net income (loss)	$(202)	$11,351	$(1,011,344)	$(16,736)
Earnings (loss) per share:
Basic	$(0.00)	$0.02	$(1.94)	$(0.03)
Diluted	$(0.00)	$0.02	$(1.94)	$(0.03)
Weighted-Average Shares used in computing per share amounts:
Basic	521,584	517,173	520,163	515,159
Diluted	521,584	528,275	520,163	515,159

See accompanying notes.

SANMINA-SCI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 2, 2005	June 26, 2004
	(In thousands)
	(Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(1,011,344)	$(16,736)
Adjustments to reconcile net loss to cash provided by operating activities:
Restructuring costs, impairment of fixed assets	7,721	14,195
Depreciation and amortization	135,250	142,612
Recovery of provision for doubtful accounts receivable	(2,178)	(2,861)
Deferred compensation	7,200	9,256
(Gain) loss on disposal of property, plant and equipment	589	(320)
Loss from investment in 50% or less owned companies	—	15,146
Deferred tax asset valuation allowance	367,239	—
Write-off deferred financing costs in connection with bond redemption	6,127	—
Goodwill impairment	600,000	—
Proceeds from sale of accounts receivable	184,096	—
Other, net	978	(189)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(102,260)	(67,626)
Inventories	125,729	(121,134)
Prepaid expenses, and other	(17,880)	(9,246)
Income tax accounts	22,245	5,720
Accounts payable and accrued liabilities	(82,573)	71,510
Cash provided by operating activities	240,939	40,327
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of short-term investments	(56,199)	(63,234)
Proceeds from maturities of short-term investments	30,626	92,353
Purchases of long-term investments	(1,015)	(12,583)
Purchases of property, plant and equipment	(48,408)	(60,645)
Proceeds from sale of property, plant and equipment	33,663	23,448
Cash paid for businesses acquired, net of cash acquired	(83,269)	(51,500)
Cash used in investing activities	(124,602)	(72,161)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchase of convertible notes	(398,726)	—
Payments of long-term debt	(14,898)	(12,592)
Proceeds from long-term debt, net of issuance costs	403,307	64
Payments of notes and credit facilities, net	(3,455)	(13,663)
Proceeds from sale of common stock, net of issuance costs	11,171	25,894
Cash used in financing activities	(2,601)	(297)
Effect of exchange rate changes	(2,960)	1,218
Increase (decrease) in cash and cash equivalents	110,776	(30,913)
Cash and cash equivalents at beginning of period	1,108,949	1,027,394
Cash and cash equivalents at end of period	$1,219,725	$996,481

See accompanying notes.

SANMINA-SCI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements of Sanmina-SCI Corporation (“Sanmina-SCI”) (“the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all normal recurring adjustments and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation.

The results of operations for the nine months ended July 2, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended October 2, 2004, included in Sanmina-SCI’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

As a result of the Company’s ongoing efforts to remediate the conditions that resulted in the material weakness disclosed in Item 9A of the 2004 Annual Report on Form 10-K, and in Item 4 of this report on Form 10-Q, several adjustments were identified and recorded in the condensed consolidated statement of operations for the three and nine month periods ended July 2, 2005, which relate to previous periods.

The adjustments described above that were recorded in the three month period ended July 2, 2005 had the following net effect on the Company’s reported results of operations for the three month period ended July 2, 2005: (1) the Company’s reported gross margin of approximately 5.7% excluding the adjustments discussed above was 6.0%, (2) the reported operating income of approximately $39.3 million excluding the adjustments was $48.6 million, (3) the reported provision for income taxes of approximately $6.1 million excluding the adjustments was $19.4 million and (4) the reported net loss of approximately $202,000 excluding the adjustments was $3.9 million loss.

The Company believes that the effect of these adjustments is immaterial to the three and nine month periods ended July 2, 2005, all prior periods and is expected to be immaterial to the forecasted fiscal 2005 results of operations. The Company’s materiality analysis included the consideration of Accounting Principles Board Opinion (“APB”) No. 28 “Interim Financial Reporting” and the results of operations for the quarter ended July 2, 2005 as well as other quantitative and qualitative measures as discussed in Staff Accounting Bulletin No. 99 “Materiality”.

Auction rate securities in the amount of $7.2 million have been reclassified from cash and cash equivalents to short-term investments in the October 2, 2004 consolidated balance sheet to conform to the fiscal 2005 financial statement presentation. The purchases and sales of these auction rate securities has been reclassified in the condensed consolidated statements of cash flows, which decreased cash flows used in investing activities by $9.3 million for the nine months ended June 26, 2004. In addition, certain other amounts reported in previous periods have been reclassified to conform to the current presentation.

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

Foreign Currency Translation.   For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported as a separate component of stockholders’ equity. Remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other expense, net in the accompanying condensed consolidated statements of operations.

Derivative Instruments and Hedging Activities.   Sanmina-SCI accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of SFAS 133” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” In accordance with these standards, every derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in stockholders’ equity as a separate component of accumulated other comprehensive income and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in fair value of cash flow hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the current period statement of operations in other expense, net.

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

Cash and Cash Equivalents.   Sanmina-SCI considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At July 2, 2005, cash and cash equivalents includes $25.5 million of restricted cash and cash equivalents, primarily relating to accounts collateralizing letters of credit.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead. We regularly review inventories on hand and record a provision to write-down excess and obsolete inventories to its estimated net realizable value. It is possible that estimates of net realizable values can change in the near term. The components of inventories, net of provisions, are as follows:

	As of
	July 2, 2005	October 2, 2004
	(In thousands)
Raw materials	$624,219	$673,815
Work-in-process	208,085	189,077
Finished goods	116,370	201,626
	$948,674	$1,064,518

Exit Costs.   Sanmina-SCI recognizes restructuring charges related to its plans to exit certain activities resulting from the identification of excess manufacturing and administrative facilities that it chooses to close or consolidate. In connection with its exit activities, Sanmina-SCI records restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Where applicable, employee termination costs are recorded pursuant to SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.” Fixed assets that are written off as a result of restructuring plans are typically held for sale or scrapped. The recognition of restructuring charges requires Sanmina-SCI’s management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less sales costs, of equipment to be disposed of. Management’s estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, Sanmina-SCI evaluates the remaining accrued balances to ensure their adequacy, that no excess accruals are retained, and the utilization of the provisions are for their intended purposes in accordance with developed exit plans.

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

During the three month period ended April 2, 2005, Sanmina-SCI recorded a goodwill impairment loss of $600 million for its domestic reporting unit in accordance with SFAS No. 142. The factors that led to the Company’s decision to provide a valuation allowance against certain of its deferred tax assets (see Note 5), coupled with the recent decline in the market price of the Company’s common stock, led the

Company to perform an impairment analysis of its goodwill prior to the annual test scheduled for the fourth quarter of fiscal 2005. As a result of this impairment analysis, the Company concluded that a portion of its goodwill associated with its domestic reporting unit was impaired, and accordingly, recognized an impairment loss of $600 million. This analysis indicated that there was no impairment of goodwill or long-lived assets associated with the Company’s international reporting unit.

Goodwill information for each reporting unit is as follows (in thousands):

	As of October 2, 2004	Additions to Goodwill	Goodwill Impairment	Adjustments to Goodwill	As of July 2, 2005
Reporting units:
Domestic	$1,221,406	$15,791	$(600,000)	$(9,439)	$627,758
International	1,033,573	31,360	—	(2,884)	1,062,049
Total	$2,254,979	$47,151	$(600,000)	$(12,323)	$1,689,807

Additions to goodwill represent the initial allocation of goodwill to businesses acquired in the current period as well as earnouts. Certain acquisition agreements that we entered into in connection with purchase business combinations may require us to pay additional consideration determined by the future performance of the acquired entity. The amount and likelihood of such payments is not determinable as of July 2, 2005, therefore, future adjustments are possible. Adjustments to goodwill included in the table above primarily represent purchase price allocation and tax adjustments related to business combinations consummated in prior periods.

Sanmina-SCI has certain identifiable intangible assets that are subject to amortization. The gross and net carrying amounts at July 2, 2005 and October 2, 2004, are as follows:

	July 2, 2005			October 2, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets	$52,056	$(20,418)	$31,638	$49,723	$(13,832)	$35,891

Intangible asset amortization expense for the three month periods ended July 2, 2005 and June 26, 2004, was approximately $1.9 million and $2.1 million, respectively, and for the nine month periods ended July 2, 2005 and June 26, 2004 was approximately $6.0 million and $6.5 million, respectively.

Estimated annual amortization expense for intangible assets at July 2, 2005 is as follows (in thousands):

Fiscal Year:
2005 (remainder)	$2,140
2006	6,991
2007	6,777
2008	6,777
2009	3,211
2010	1,555
Thereafter	4,187
$31,638

Revenue Recognition.   Sanmina-SCI generally recognizes revenue at the point of shipment to its customers, under the contractual terms which in general are FOB shipping point or when services have been performed. Sanmina-SCI also derives revenues from sales of certain inventory, including raw materials, to customers who reschedule, amend or cancel purchase orders after Sanmina-SCI has procured inventory to fulfill their purchase orders. Title to the product or the inventory transfers upon shipment and the customer’s assumption of the risks and rewards of ownership of the product. In some cases, Sanmina-SCI will recognize revenue upon receipt of shipment by the customer or at its designated location. Except in specific circumstances, there are no formal customer acceptance requirements or further Sanmina-SCI obligations to the product or the inventory subsequent to shipment. In specific circumstances in which there are such customer acceptance requirements or further Sanmina-SCI obligations, revenue is recognized at the point of formal acceptance and upon completion of obligations. Provisions are made for estimated warranty costs, sales returns, and adjustments at the time of shipment. Provisions for estimated warranty costs, sales returns, and pricing adjustments were not material for the three month and nine month periods ended July 2, 2005.

Warranty Reserves.   Sanmina-SCI establishes a warranty provision on shipped products based on individual manufacturing contract requirements and past warranty experience. Each period end the balance is reviewed to ensure its adequacy. Accrued warranty reserves at July 2, 2005 and October 2, 2004 were less than one percent of total current liabilities.

Earnings Per Share.   Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the three month periods ended July 2, 2005 and June 26, 2004, 15,344,130 and 20,112,918 potentially dilutive shares from the conversion of convertible subordinated debt and the add back of after-tax interest expense of $4.2 million and $12.3 million, respectively, were not included in the computation of diluted earning (loss) per share because to do so would be anti-dilutive. For the nine month periods ended July 2, 2005 and June 26, 2004, 16,933,726 and 20,112,918 potentially dilutive shares from the conversion of convertible subordinated debt and add back of after tax interest expense of $22.6 million and $17.8 million respectively, were not included in the diluted earnings (loss) per share calculations because of their anti-dilutive effect. Stock options with exercise prices greater than the average fair market price for a period, which are defined as anti-dilutive, are not included in the diluted earnings (loss) per share calculations because of their anti-dilutive effect. For the three month periods ended July 2, 2005 and June 26, 2004, 53,587,211 and 17,089,408 stock options, respectively, were anti-dilutive and excluded from the diluted earnings per share calculation due to either the exercise prices being greater than the average fair market price or due to Sanmina-SCI incurring net losses in each of these quarters. For the nine month periods ended July 2, 2005 and June 26, 2004, 48,245,537 and 21,625,021 stock options, respectively, were anti-dilutive and excluded from the diluted earnings (loss) per share calculation due to either the exercise prices being greater than the average fair market price or due to Sanmina-SCI incurring net losses in each of these fiscal periods. Contingently issuable stock, such as restricted stock, is included in the diluted earnings (loss) per share calculations unless anti-dilutive. For the three month period ended July 2, 2005, 3,922,966 of restricted stock were anti-dilutive due to Sanmina-SCI incurring net losses in the quarter and therefore excluded from the diluted earnings per share calculation. For the three month period ended June 26, 2004, 33,231 shares of restricted stock were anti-dilutive and therefore excluded from the diluted earnings per share calculation. For the nine month periods ended July 2, 2005 and June 26, 2004, 2,293,765 and 696,314 shares of restricted stock, respectively, were anti-dilutive due to Sanmina-SCI incurring net losses in each of these periods and excluded from the diluted earnings (loss) per share calculation. The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(202)	$11,351	$(1,011,344)	$(16,736)
Denominator:
Weighted average shares—basic	521,584	517,173	520,163	515,159
Effect of dilutive potential common shares	—	11,102	—	—
Weighted average number of shares—diluted	521,584	528,275	520,163	515,159
Net income (loss) per share—basic	$(0.00)	$0.02	$(1.94)	$(0.03)
Net income (loss) per share—diluted	$(0.00)	$0.02	$(1.94)	$(0.03)

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

Sanmina-SCI uses the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the Company’s net income (loss) and earnings (loss) per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the fair value of stock options granted. The assumptions used for the three and nine month periods ended July 2, 2005 and June 26, 2004 are presented below:

	Three Months Ended		Nine Months Ended
Stock Options	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Volatility	53.85%	75.00%	62.95%	75.00%
Risk-free interest rate	3.90%	3.85%	3.89%	3.85%
Dividend yield	0%	0%	0%	0%
Expected life of option(1)	5.0 years	4.3 years	4.6 years	4.3 years

	Three Months Ended		Nine Months Ended
Employee Stock Purchase Plan	July 2, 2005	June 26 2004	July2, 2005	June 26, 2004
Volatility	50.29%	75.00%	61.76%	75.00%
Risk-free interest rate	3.43%	3.85%	3.73%	3.85%
Dividend yield	0%	0%	0%	0%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years

(1)          The expected life of options for the three and nine month periods ended June 26, 2004 have been conformed to the current fiscal year presentation of measuring expected life of options from grant date. There was no material impact to previously disclosed pro forma net income (loss).

For the three and nine month periods of fiscal 2004 and through the first six months of fiscal 2005, the Company used its historical volatility as its basis to estimate expected volatility. In light of recent accounting guidance related to stock options (Staff Accounting Bulletin 107 and SFAS 123R), the Company reevaluated the volatility used to estimate the value of employee stock options granted in the third quarter of fiscal 2005. Management determined that implied volatility related to a blend of publicly traded options and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using only historical volatility. Concurrently, the Company recomputed the weighted average expected term of options using updated historical information on vesting periods, options exercised and employee termination patterns.

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

	Three Months Ended		Nine Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
	(In thousands, except per share data)
Net income (loss):
As reported	$(202)	$11,351	$(1,011,344)	$(16,736)
Stock-based employee compensation expense included in reported net income (loss), net of tax	1,344	2,934	4,507	5,049
Stock-based employee compensation expense determined under fair value method, net of tax	(65,598)	(12,969)	(136,417)	(41,720)
Pro forma	$(64,456)	$1,316	$(1,143,254)	$(53,407)
Basic earnings (loss) per share:
As reported	$(0.00)	$0.02	$(1.94)	$(0.03)
Pro forma	$(0.12)	$0.00	$(2.20)	$(0.10)
Diluted earnings (loss) per share:
As reported	$(0.00)	$0.02	$(1.94)	$(0.03)
Pro forma	$(0.12)	$0.00	$(2.20)	$(0.10)

On May 2, 2005, the Company’s Board of Directors approved the acceleration of vesting of “underwater” unvested stock options held by approximately 4,500 employees, executive officers and non-employee directors. This approval was based on the recommendation of the Compensation Committee of the Board of Directors. A stock option was considered “underwater” if the option exercise price was greater than $7.00 per share. The vesting of options granted after November 1, 2004 was not accelerated. The closing stock price at the date the acceleration was approved by the Company’s Board of Directors was $4.00. The Compensation Committee, which consists entirely of independent directors, as well as the independent directors on the full Board of Directors unanimously approved the acceleration of vesting of underwater stock options including those underwater stock options held by the Chief Executive Officer and the other executive officers of the Company. These actions were taken in accordance with the applicable provisions of all of the Company’s stock option plans.

The decision to accelerate vesting of these underwater stock options was made primarily to minimize recognizing compensation expense in future financial statements upon the adoption of Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (see discussion below) because the Company believes underwater stock options may not be offering the affected employees sufficient incentive when compared to the potential future compensation expense that would have been attributable to these stock options. As the exercise price of all the stock options affected was greater than their fair market price on the date of vesting acceleration, there will be no impact under APB 25 on our condensed consolidated statements of operations. The future compensation expense that will be avoided, based on the Company’s implementation date for SFAS 123R of October 2, 2005, is approximately $19 million, $8 million, and $3 million in fiscal 2006, 2007, and 2008, respectively. As the options were accelerated to vest immediately, an additional compensation cost amounting to approximately $60 million, which represented the unamortized cost of accelerated unvested options, was recognized in the pro forma income statements (noted above) for the three and nine month periods ended July 2, 2005.

Sales of Accounts Receivable.   Sanmina-SCI has agreements with one financial institution to sell accounts receivable from selected customers. These transfers are recorded as sales and accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Sanmina-SCI sold accounts receivable totaling $84.4 million for the three month period ended July 2, 2005. The loss on the sale of the accounts receivable is not material to the statement of operations. When Sanmina-SCI sells receivables, it retains the servicing rights to the underlying accounts receivable. The fair value of the retained servicing rights is not material to the statement of operations. As of July 2, 2005, $84.4 million of sold accounts receivable remain subject to certain limited recourse provisions. Sanmina-SCI has not experienced any credit losses under these recourse provisions.

Recent Accounting Pronouncements.   FASB Staff Position (“FSP”) No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2), provides guidance under SFAS No. 109, “Accounting for Income Taxes”, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on it plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company believes the application of FSP No. 109-2 will not have a material effect on the income tax provision.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 123 (revised 2004) “Share-based Payment,” which requires companies to recognize in the statement of operations grant date fair value of stock options and other equity-based compensation issued to employees. This statement supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” but does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. SFAS No. 123 (revised 2004) is effective as of the beginning of Sanmina-SCI’ first quarter of fiscal 2006. Although, the Company has not concluded its evaluation of SFAS 123R, it is believed the effect on the results of operations will be similar to the amounts disclosed in the pro-forma stock compensation footnote (excluding the $60 million one-time acceleration charge as discussed in note 2).

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements” and is effective for fiscal years beginning after December 15, 2005. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.

Note 3—Restructuring Costs

Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations when a liability is incurred. The accrued restructuring costs are included in “accrued liabilities” in the condensed consolidated balance sheets. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 through the third quarter of fiscal year 2005.

	Employee Termination Benefits	Lease and Contract Termination Costs	Other Restructuring Costs	Impairment of Fixed Assets	Total
	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at October 2, 2004	$15,496	$1,587	$42	$—	$17,125
Charges to operations	12,660	2,873	1,363	1,224	18,120
Charges utilized	(11,718)	(1,805)	(200)	(1,224)	(14,947)
Balance at January 1, 2005	16,438	2,655	1,205	—	20,298
Charges to operations	42,346	8,216	1,366	4,004	55,932
Charges utilized	(28,176)	(6,720)	(2,374)	(4,004)	(41,274)
Balance at April 2, 2005	30,608	4,151	197	—	34,956
Charges to operations	16,278	835	1,603	718	19,434
Charges utilized	(5,837)	(2,314)	(1,015)	(718)	(9,884)
Balance at July 2, 2005	$41,049	$2,672	$785	$—	$44,506

During the nine months ended July 2, 2005, Sanmina-SCI recorded restructuring charges of approximately $93.4 million, of which $91.4 million relates to our phase three restructuring plan and the remainder relates to our phase two restructuring plan. These charges included employee termination benefits of approximately $71.3 million, lease and contract termination costs of approximately $11.9 million, other restructuring costs of approximately $4.3 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $5.9 million consisting of excess facilities and equipment to be disposed of. The employee termination benefits were related to the involuntary termination of approximately 1,900 employees, the majority of which were involved in manufacturing activities. Approximately $45.7 million for employee termination benefits was utilized during the nine months ended July 2, 2005. A total of approximately 9,300 employees were terminated during the nine months ended July 2, 2005 pursuant to this restructuring plan. Sanmina-SCI also utilized $10.8 million of lease and contract termination costs and $3.6 million of the other restructuring costs during the nine months ended July 2, 2005.

Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations generally at the commitment date. The accrued restructuring costs are included in “accrued liabilities” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 and SFAS 112 pursuant to Sanmina-SCI’s ongoing restructuring plans through the third quarter of fiscal year 2005.

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
	Cash	Cash	Non-cash
Balance at October 2, 2004	$1,227	$14,925	$—	$16,152
Charges to operations	329	1,216	760	2,305
Charges utilized	(1,180)	(3,473)	(760)	(5,413)
Balance at January 1, 2005	376	12,668	—	13,044
Charges to operations	96	593	3,033	3,722
Charges utilized	—	(1,914)	(1,015)	(2,929)
Reversal of accruals	—	—	(2,018)	(2,018)
Balance at April 2, 2005	472	11,347	—	11,819
Charges to operations	29	578	—	607
Charges utilized	(201)	(1,904)	—	(2,105)
Balance at July 2, 2005	$300	$10,021	$—	$10,321

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

During the nine months ended July 2, 2005, Sanmina-SCI recorded charges to operations of $75,000 and utilized $88,000 for employee severance costs. There was no reduction of work force during the nine months ending July 2, 2005 pursuant to the September 2002 restructuring plan. In addition, Sanmina-SCI recorded charges of $439,000 and utilization of $2.1 million due to shutdown costs for closed facilities. In addition, $800,000 was charged to operations and utilized due to the impairment of fixed assets to be disposed of.

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

During fiscal 2004, Sanmina-SCI recorded charges to operations of approximately $5.2 million for employee severance costs and approximately $4.8 million for non-cancelable lease payments and other costs related to the shutdown of facilities. Sanmina-SCI utilized accrued severance charges of approximately $6.6 million and accrued facilities shutdown related charges of $3.7 million during fiscal 2004. During fiscal 2004, Sanmina-SCI reversed approximately $1.3 million of accrued severance and approximately $530,000 of accrued lease costs due to lower than expected payments at various sites. Sanmina-SCI has terminated all employees affected under this plan. The remaining accrued severance at July 2, 2005 is expected to be paid within the next six months. Manufacturing activities at the facilities affected by this plan ceased in fiscal year 2003 or prior; however, final payments of accrued costs may not occur until later periods.

During the nine months ended July 2, 2005, Sanmina-SCI recorded charges to operations of $336,000 for employee severance costs, $195,000 for facility shutdown charges and $313,000 for impairment of fixed assets. Sanmina-SCI utilized accrued severance charges of $1.2 million, accrued facilities shutdown related charges of $1.6 million, and reversed an accrual for approximately $2.0 million for impairment of fixed assets.

Fiscal 2001 Plans

Segerström Restructuring.   In March 2001, Sanmina-SCI acquired Segerström in a pooling of interests business combination and announced the restructuring plan. During fiscal years 2001 and 2002, Sanmina-SCI recorded net charges to operations of $5.7 million for the involuntary termination of 470 employee positions, and utilized $5.4 million of these charges in fiscal years 2001, 2002 and 2003. During those periods Sanmina-SCI also recorded charges to operations of $5.2 million related to the consolidation of facilities, of which $1.3 million was utilized in fiscal years 2001, 2002 and 2003. During fiscal 2004, Sanmina-SCI utilized approximately $300,000 of accrued severance charges. In addition, during fiscal 2004 Sanmina-SCI recorded charges to operations of approximately $103,000 and utilized approximately $818,000 with respect to the shutdown and consolidation of facilities. Sanmina-SCI also reversed $642,000 of accrued facilities shutdown costs in fiscal 2004 due to lower than expected payments. During the nine months ended July 2, 2005, Sanmina-SCI utilized $835,000 with respect to the shutdown and consolidation of facilities. There was no reduction of work force during the nine months ending July 2, 2005 pursuant to the March 2001 restructuring plan.

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

During fiscal 2004, Sanmina-SCI recorded approximately $4.1 million and utilized approximately $7.7 million of accrued costs related to the shutdown of facilities. In addition, Sanmina-SCI recorded charges to operations of approximately $1.1 million, utilized $164,000 and reversed approximately $2.1 million of accrued severance due to lower than anticipated payments during fiscal 2004. Manufacturing activities at the plants affected by this plan had ceased by the fourth quarter of fiscal 2002; however, the leases of the related facilities expire between 2005 and 2010, therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income.

During the nine months ended July 2, 2005, Sanmina-SCI recorded approximately $1.8 million and utilized approximately $2.8 million of accrued costs related to the shutdown of facilities. In addition, Sanmina-SCI recorded charges to operations of approximately $43,000 and utilized $113,000 related to employee severance. During the nine months ended July 2, 2005, Sanmina-SCI recorded and utilized $2.7 million for the impairment of fixed assets to be disposed of. There was no reduction of work force during the nine months ending July 2, 2005 pursuant to the July 2001 restructuring plan.

Acquisition related restructuring.   Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with EITF 95-3. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired entity. The accrued restructuring costs are included in “accrued liabilities” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 for the periods in which restructuring activities have taken place through the third quarter of fiscal 2005.

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Total
	Cash	Cash
Balance at October 2, 2004	$42	$2,178	$2,220
Additions to restructuring accrual	—	—	—
Accrual utilized	(42)	(568)	(610)
Balance at January 1, 2005	—	1,610	1,610
Additions to restructuring accrual	—	—	—
Accrual utilized	—	(64)	(64)
Balance at April 2, 2005	—	1,546	1,546
Additions to restructuring accrual	—	—	—
Accrual utilized	—	(213)	(213)
Balance at July 2, 2005	$—	$1,333	$1,333

The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

SCI Acquisition Restructuring.   In December 2001, Sanmina merged with SCI in a purchase business combination and formally changed its name to Sanmina-SCI Corporation. As part of the merger with SCI, Sanmina-SCI also recorded charges to the restructuring liability of $119.6 million during fiscal years 2002 and 2003 consisting of planned involuntary employee termination costs for approximately 7,900 employees and utilized $92.1 million in charges with respect to the termination of those employees. During fiscal years 2002 and 2003 Sanmina-SCI also incurred net charges to the restructuring liability of $41.0 million for restructuring costs related to lease payments for permanently vacated properties and other costs, and utilized approximately $26.3 million of these charges. Sanmina-SCI also incurred charges to the restructuring liability of $24.9 million of asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. During fiscal year 2003, Sanmina-SCI reversed a total of $24.0 million of accrued severance costs, approximately $18.4 million of which was due to lower than anticipated settlement costs at a major European manufacturing site, and approximately $5.6 million of which related to two plants that were not closed as initially planned due to a change in business requirements. Sanmina-SCI also reversed $1.0 million of accrued facilities shutdown costs due to lower than estimated costs at various sites. During fiscal 2004, Sanmina-SCI utilized a total of approximately $11.4 million of facilities-related accruals and $3.4 million of accrued severance. During the nine months ended July 2, 2005, Sanmina-SCI utilized $845,000 due to facilities shutdown.

Note 4—Comprehensive Income

SFAS No. 130 “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires companies to report “comprehensive income” that includes unrealized holding gains and losses and other items that have previously been excluded from net income (loss) and reflected instead in stockholders’ equity.

The components of other comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
	(In thousands)
Net income (loss)	$(202)	$11,351	$(1,011,344)	$(16,736)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,311)	1,523	9,658	13,826
Unrealized holding gain (loss) on investments, net	767	(320)	673	(1,631)
Minimum pension liability	(43)	(348)	(94)	2,724
Comprehensive income (loss)	$(789)	$12,206	$(1,001,107)	$(1,817)

Accumulated other comprehensive income, net of tax, consists of the following:

	As of
	July 2, 2005	October 2, 2004
	(In thousands)
Foreign currency translation adjustment	$48,068	$38,410
Unrealized holding gains on investments	712	39
Minimum pension liability	(5,852)	(5,759)
Total accumulated other comprehensive income	$42,928	$32,690

Note 5—Income Taxes

The tax provision rate for the three and nine months ended July 2, 2005 for fiscal 2005 was 103.4% and (66.9%), respectively. For the three and nine months ended June 26, 2004, the tax benefit rate was (17.6%) and 43.0%, respectively. The significant negative effective rate in fiscal 2005 is due primarily to the recording of valuation allowance against certain deferred tax assets in the second quarter of fiscal 2005 (see discussion below), the majority of which relate to US operations.

As a result of the Company’s continuous migration of certain operating activities from high-cost to low-cost regions, we determined during the quarter ended April 2, 2005 that in accordance with Statement of Financial Accounting Standards No. 109, or SFAS 109, it was more likely than not that certain of the Company’s deferred tax assets primarily relating to our U.S operations would not be realized and accordingly recorded a valuation allowance of $379.2 million. During the third quarter of fiscal year 2005, the Company analyzed its deferred tax assets and associated valuation allowances and recognized a tax benefit of $11.5 million as an adjustment of the income tax reserve related to the above valuation allowances. The Company will continue to provide a valuation allowance against certain deferred tax assets until it becomes more likely than not that the deferred tax assets will be realizable. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. Although we have established a valuation allowance against the carrying value of certain deferred tax assets, the underlying net operating loss carry forwards would still be available to offset future taxable income in the United States subject to applicable tax laws and regulations. The Company’s reported provision for income taxes for the third quarter is approximately $6.1 million. This amount includes the $11.5 million benefit referred to above. The tax expense for the third quarter is $19.4 million excluding the adjustments as discussed in Note 1 of the financial statements.

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

Sanmina-SCI’s chief operating decision maker is its Chief Operating Officer. Based on the evaluation of financial information by the Chief Operating Officer, Sanmina-SCI operates in two geographic segments, domestic (United States of America) and international operations. Revenues are attributable to the country in which the product is manufactured. Each segment manufactures, tests and services a full spectrum of complex printed circuit boards, custom backplane interconnect devices, and electronic assembly services. The chief operating decision maker evaluates performance based upon each geographic segment’s operating income. Operating income is defined as income before interest income (expense), other income (expense), net and provision (benefit) for income taxes.

The following summarizes financial information by geographic segment (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
	(In thousands)
Net sales:
Domestic	$685,052	$877,432	$2,108,713	$2,464,943
International	2,146,212	2,192,351	6,860,659	6,437,507
Intersegment	453,985	714,534	1,405,650	1,631,052
Less Intersegment	(453,985)	(714,534)	(1,405,650)	(1,631,052)
Total	$2,831,264	$3,069,783	$8,969,372	$8,902,450
Operating income (loss):
Domestic	$(11,414)	$7,812	$(628,732)	$25,006
International	50,697	38,688	123,543	36,222
Total	$39,283	$46,500	$(505,189)	$61,228

	As of
	July 2, 2005	October 2, 2004
Long-lived assets (excludes goodwill, other intangible assets and deferred tax assets):
Domestic	$253,451	$309,351
International	479,899	492,938
Total	$733,350	$802,289

Although Sanmina-SCI seeks to diversify its customer base, a small number of customers are responsible for a significant portion of Sanmina-SCI’s net sales. During the three months ended July 2, 2005 and June 26, 2004, net sales to Sanmina-SCI’s ten largest customers accounted for 65.5% and 69.5%, respectively, of Sanmina-SCI’s net sales. For the nine months ended July 2, 2005 and June 26, 2004, sales to Sanmina-SCI’s ten largest customers accounted for 64.6% and 69.6%, respectively, of Sanmina-SCI’s net sales. During the three and nine month periods ended July 2, 2005, one customer individually represented 10% or more of Sanmina-SCI’s net sales. In the three months and the nine months ended June 26, 2004, two customers individually represented 10% or more of Sanmina-SCI’s net sales.

Consolidated net sales from international operations during the first nine months of fiscal 2005 and 2004, represented 76.5% and 72.3%, respectively. Consolidated net sales from international operations during the three month periods ended July 2, 2005 and June 26, 2004, represented 75.8% and 71.4%, respectively.

Note 7—Business Combinations

On October 26, 2004, Sanmina-SCI completed the acquisition of 100% of the voting equity interests in Pentex-Schweizer Circuits Limited, or Pentex, a printed circuit board fabrication provider with operations in China and Singapore. The acquisition of Pentex provides Sanmina-SCI with manufacturing facilities to support its customers’ requirements in this region and with the opportunity to leverage its vertical integration strategy. The total purchase price was approximately $77.2 million, paid in cash. The purchase price was initially allocated to the assets acquired, including goodwill, and the liabilities assumed based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition. The Company is currently finalizing their valuation of the acquired assets acquired and liabilities assumed, which may result in revisions to the purchase price allocation. The results of Pentex were included in the Company’s condensed consolidated statements of operations from the date of acquisition.

Pro forma results of operations have not been presented for the Pentex acquisition because the effect of the acquisition was not material to Sanmina-SCI’s operating results or financial condition.

Note 8—Commitments and Contingencies

Environmental Matters.   Primarily as a result of certain of our acquisitions, Sanmina-SCI has exposures associated with environmental contamination at facilities. These exposures include ongoing investigation and remediation activities at a number of sites.

Sanmina-SCI uses an environmental consultant to assist in evaluating the environmental costs of the companies that it acquires as well as those associated with its ongoing operations, site contamination issues and historical disposal activities in order to establish appropriate accruals in Sanmina-SCI’s financial statements. As of July 2, 2005 and October 2, 2004, respectively, Sanmina-SCI has accrued $14.3 million and $16.9 million for such environmental liabilities, which is recorded as other long-term liabilities in the condensed consolidated balance sheets. Although Sanmina-SCI believes these accruals are adequate, Sanmina-SCI cannot be certain that the environmental costs will not exceed the accrued amounts.

Litigation and other contingencies.   From time to time, Sanmina-SCI is a party to litigation and other contingencies, including examinations by taxing authorities, which arise in the ordinary course of business. Sanmina-SCI believes that the resolution of such litigation and other contingencies will not materially harm Sanmina-SCI’s business, financial condition or results of operations.

Note 9—Financing Activities

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

The Company may redeem the 6 3/4% Notes, in whole or in part, at any time prior to March 1, 2009, at a redemption price that is equal to the sum of (1) the amount of the 6 3/4% Notes to be redeemed, (2) accrued and unpaid interest on those 6 3/4% Notes and (3) a make-whole premium. The Company may redeem the 6 3/4% Notes, in whole or in part, beginning on March 1, 2009, at declining redemption prices ranging from 103.375% to 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, with the actual redemption price to be determined based on the date of redemption. At any time prior to March 1, 2008, the Company may redeem up to 35% of the 6 3/4% Notes with the proceeds of certain equity offerings at a redemption price equal to 106.75% of the principal amount of the 6 3/4% Notes, plus accrued and unpaid interest to, but excluding, the redemption date.

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

Sanmina-SCI entered into interest rate swap transactions with independent third parties to effectively convert the fixed interest rate on the 6 3/4% Notes to a variable rate. The interest rate swap agreements, which expire in 2013, are accounted for as fair value hedges under SFAS No. 133. The aggregate notional amount of the combined interest rate swap transactions is $400.0 million. Under the terms of the interest rate swap agreements, Sanmina-SCI pays the independent third parties an interest rate equal to the six-month LIBOR rate plus an interest rate spread ranging from 2.214% to 2.250%. In exchange, Sanmina-SCI receives a fixed rate of 6 3/4%. At July 2, 2005, $1.0 million has been recorded in other long-term liabilities to reflect the fair value of the interest rate swaps, with a corresponding decrease to the carrying value of the 6 3/4% Notes on the condensed consolidated balance sheet.

On March 25, 2005, Sanmina-SCI completed a tender offer for approximately $400 million accreted value of the Company’s outstanding Zero Coupon Convertible Subordinated Debentures Due 2020, or the Zero Coupon Debentures, at a tender price of $543.75 per $1,000 principal amount at maturity of the Zero Coupon Debentures. Net proceeds from the sale of our 6 3/4% Notes of approximately $389.5 million in the aggregate after deducting the discounts and estimated expenses of this offering, together with cash on hand, were utilized to repurchase the Zero Coupon Debentures. Sanmina-SCI accepted $735,629,000 aggregate principal amount at maturity of the Zero Coupon Debentures that were validly tendered in response to the tender offer, representing approximately 64.3% of the total outstanding Zero Coupon

Debentures. The redemption of the Zero Coupon Debentures resulted in a loss on extinguishment of debt of $3.1 million in the quarter ended April 2, 2005, which is included in other income (expense), net in the accompanying condensed consolidated statement of operations.

Sale of Accounts Receivable.   On April 1, 2005, Sanmina-SCI UK Limited and Sanmina-SCI Hungary Electronics Limited Liability Company each a wholly-owned subsidiary of Sanmina-SCI, (“Subsidiaries”) each entered into a Committed Account Receivable Purchase Agreement (collectively, the “Receivables Agreements”) with Citibank International Plc (the “Bank”). The Receivables Agreements have a term of one year and permit the Subsidiaries to sell specified accounts receivable to the Bank from time to time. The Company is currently limited by the senior secured credit facility which was amended on June 6, 2005 to the amount of foreign accounts receivable that may be sold under factoring or similar arrangements, including the Receivables Agreements. The revised document amends the aggregate face amount of accounts receivable that may be sold and outstanding at any time from $200 million to $400 million. The obligations of the Subsidiaries under the Receivables Agreements are guaranteed by the Company. Each Subsidiary has provided a lien in favor of the Bank in the account in which the proceeds of the sold receivables are remitted.

The purchase price for a receivable under a Receivables Agreement is equal to 100% of its face amount less a discount charge (based on LIBOR plus a spread) for the period from the date the receivable is sold to its maturity date. The Receivables Agreements provide for a commitment fee based on the unused portion of the facility. Accounts receivable sales under the Receivables Agreements were $84.4 million and $184.1 million for the three and nine month periods ended July 2, 2005. Discounting fees associated with these sales were not considered significant. The sold receivables are subject to certain limited recourse provisions. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability,” the accounts receivable that were sold were removed from the condensed consolidated balance sheets and are reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

Note 10—Supplemental Guarantors Condensed Consolidating Financial Information

On December 23, 2002, Sanmina-SCI issued $750.0 million of its 10.375% Notes, which are more fully described in Sanmina-SCI’s most recent Annual Report on Form 10-K. On February 24, 2005, Sanmina-SCI issued $400.0 million of its 6 3/4% Notes, which are more fully described in Note 9.

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

The following condensed consolidating financial information presents: condensed consolidating balance sheets as of July 2, 2005 (unaudited) and October 2, 2004, and the unaudited condensed consolidating statements of operations for the three and nine months ended July 2, 2005 and June 26, 2004, and the unaudited condensed consolidating statements of cash flows for the nine months ended July 2, 2005 and June 26, 2004, of (a) Sanmina-SCI, the parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Sanmina-SCI with the guarantor subsidiaries and the non-guarantor subsidiaries; and (e) Sanmina-SCI, the guarantor subsidiaries and the non-guarantor subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany sales.

CONDENSED CONSOLIDATING BALANCE SHEET
As of July 2, 2005

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$545,953	$60,065	$613,707	$—	$1,219,725
Short-term investments	45,963	—	—	—	45,963
Accounts receivable, net	81,240	283,378	1,238,105	—	1,602,723
Accounts receivable—intercompany	240,480	—	—	(240,480)	—
Inventories	84,774	277,971	585,929	—	948,674
Deferred income taxes	—	—	23,048	—	23,048
Prepaid expenses and other	42,918	28,254	64,949	(19,078)	117,043
Total current assets	1,041,328	649,668	2,525,738	(259,558)	3,957,176
Property, plant and equipment, net	123,697	113,737	476,123	—	713,557
Goodwill	15,463	612,295	1,062,049	—	1,689,807
Intercompany accounts	825,689	—	—	(825,689)	—
Investment in subsidiaries	2,216,214	1,450,877	—	(3,667,091)	—
Other intangible assets, net	539	30,746	353	—	31,638
Other assets	39,281	24,256	25,040	—	88,577
Total assets	$4,262,211	$2,881,579	$4,089,303	$(4,752,338)	$6,480,755
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$224,449	$—	$761	$—	$225,210
Accounts payable	196,788	357,132	935,442	—	1,489,362
Accounts payable—intercompany	—	31,877	208,603	(240,480)	—
Accrued liabilities	254,664	26,566	187,156	(19,078)	449,308
Accrued payroll and related benefits	49,911	15,046	92,053	—	157,010
Total current liabilities	725,812	430,621	1,424,015	(259,558)	2,320,890
Long-term liabilities:
Long-term debt, net of current portion	1,141,572	522,134	31,439	—	1,695,145
Intercompany accounts noncurrent	—	25,529	800,160	(825,689)	—
Other	32,569	46,255	23,638	—	102,462
Total long-term liabilities	1,174,141	593,918	855,237	(825,689)	1,797,607
Stockholders’ equity:
Common stock	5,442	70,558	332,633	(403,191)	5,442
Other stockholders’ equity accounts	2,356,816	1,786,482	1,477,418	(3,263,900)	2,356,816
Total stockholders’ equity	2,362,258	1,857,040	1,810,051	(3,667,091)	2,362,258
Total liabilities and stockholders’ equity	$4,262,211	$2,881,579	$4,089,303	$(4,752,338)	$6,480,755

CONDENSED CONSOLIDATING BALANCE SHEET
As of October 2, 2004

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$473,926	$68,963	$566,060	$—	$1,108,949
Short-term investments	19,718	—	—	—	19,718
Accounts receivable, net	169,105	207,392	1,292,476	—	1,668,973
Accounts receivable—intercompany	151,181	—	—	(151,181)	—
Inventories	121,131	286,494	656,893	—	1,064,518
Deferred income taxes	159,598	78,121	66,246	—	303,965
Prepaid expenses and other	17,873	21,681	56,969	—	96,523
Total current assets	1,112,532	662,651	2,638,644	(151,181)	4,262,646
Property, plant and equipment, net	178,013	113,154	491,475	—	782,642
Goodwill	27,226	1,194,180	1,033,573	—	2,254,979
Intercompany accounts	695,549	305,779	—	(1,001,328)	—
Investment in subsidiaries	2,975,063	1,355,746	—	(4,330,809)	—
Other intangible assets, net	1,628	34,221	42	—	35,891
Other assets	194,755	25,958	128,456	(138,691)	210,478
Total assets	$5,184,766	$3,691,689	$4,292,190	$(5,622,009)	$7,546,636
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$608,092	$534	$1,120	$—	$609,746
Accounts payable	197,357	343,881	1,089,595	—	1,630,833
Accounts payable—intercompany	—	9,420	141,761	(151,181)	—
Accrued liabilities	198,149	46,370	136,604	—	381,123
Accrued payroll and related benefits	43,401	31,726	89,230	—	164,357
Total current liabilities	1,046,999	431,931	1,458,310	(151,181)	2,786,059
Long-term liabilities:
Long-term debt, net of current portion	762,986	520,818	27,573	—	1,311,377
Intercompany accounts noncurrent	—	—	1,001,328	(1,001,328)	—
Deferred income tax liability	—	138,691	—	(138,691)	—
Other	20,070	51,179	23,240	—	94,489
Total long-term liabilities	783,056	710,688	1,052,141	(1,140,019)	1,405,866
Stockholders’ equity:
Common stock	5,420	70,558	310,186	(380,744)	5,420
Other stockholders’ equity accounts	3,349,291	2,478,512	1,471,553	(3,950,065)	3,349,291
Total stockholders’ equity	3,354,711	2,549,070	1,781,739	(4,330,809)	3,354,711
Total liabilities and stockholders’ equity	$5,184,766	$3,691,689	$4,292,190	$(5,622,009)	$7,546,636

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended July 2, 2005

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
	(Unaudited)
Net sales	$170,997	$898,205	$2,231,259	$(469,197)	$2,831,264
Cost of sales	156,749	875,658	2,107,228	(469,197)	2,670,438
Gross profit	14,248	22,547	124,031	—	160,826
Operating expenses:
Selling, general and administrative and research and development	6,922	36,324	56,209	—	99,455
Amortization of intangible assets	711	1,183	—	—	1,894
Integration costs	—	28	125	—	153
Restructuring costs	1,878	1,164	16,999	—	20,041
Total operating expenses	9,511	38,699	73,333	—	121,543
Operating income (loss)	4,737	(16,152)	50,698	—	39,283
Interest income	3,317	288	12,503	—	16,108
Interest expense	(28,263)	(4,592)	(12,958)	—	(45,813)
Intercompany income (expense), net	13,849	(754)	(13,095)	—	—
Other income (expense), net	7,195	(5,704)	(5,212)	—	(3,721)
Other expense, net	(3,902)	(10,762)	(18,762)	—	(33,426)
Income (loss) before provision (benefit) for income taxes and equity in income (loss) of subsidiaries	835	(26,914)	31,936	—	5,857
Provision (benefit) for income taxes	(12,903)	—	18,962	—	6,059
Equity in income (loss) of subsidiaries	(13,940)	(14,957)	—	28,897	—
Net income (loss)	$(202)	$(41,871)	$12,974	$28,897	$(202)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 26, 2004

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
	(Unaudited)
Net sales	$332,530	$1,010,038	$2,354,002	$(626,787)	$3,069,783
Cost of sales	313,084	970,478	2,254,485	(626,787)	2,911,260
Gross profit	19,446	39,560	99,517	—	158,523
Operating expenses:
Selling, general and administrative and research and development	15,758	28,629	47,967	—	92,354
Amortization of intangible assets	879	1,180	—	—	2,059
Integration costs	—	113	148	—	261
Restructuring costs	1,086	3,547	12,716	—	17,349
Total operating expenses	17,723	33,469	60,831	—	112,023
Operating income	1,723	6,091	38,686	—	46,500
Interest income	716	2,653	3,442	—	6,811
Interest expense	(21,945)	(4,794)	(6,493)	—	(33,232)
Intercompany income (expense), net	(11,351)	2,886	8,465	—	—
Other income (expense), net	4,724	(2,197)	(12,957)	—	(10,430)
Other expense, net	(27,856)	(1,452)	(7,543)	—	(36,851)
Income (Loss) before provision (benefit) for income taxes and equity in income (loss) of subsidiaries	(26,133)	4,639	31,143	—	9,649
Provision (benefit) for income taxes	(3,679)	(1,136)	3,113	—	(1,702)
Equity in income (loss) of subsidiaries	33,805	577	—	(34,382)	—
Net income (loss)	$11,351	$6,352	$28,030	$(34,382)	$11,351

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended July 2, 2005

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
	(Unaudited)
Net sales	$558,290	$2,764,419	$7,097,692	$(1,451,029)	$8,969,372
Cost of sales	526,878	2,675,100	6,730,463	(1,451,029)	8,481,412
Gross profit	31,412	89,319	367,229	—	487,960
Operating expenses:
Selling, general and administrative and research and development	18,810	97,787	172,019	—	288,616
Amortization of intangible assets	2,447	3,548	—	—	5,995
Integration costs	—	106	330	—	436
Goodwill impairment	15,000	585,000	—	—	600,000
Restructuring costs	19,133	7,633	71,336	—	98,102
Total operating expenses	55,390	694,074	243,685	—	993,149
Operating income (loss)	(23,978)	(604,755)	123,544	—	(505,189)
Interest income	7,622	707	32,982	—	41,311
Interest expense	(87,278)	(13,604)	(32,440)	—	(133,322)
Intercompany income (expense), net	42,126	(16,301)	(25,825)	—	—
Other income (expense), net	(5,370)	(3,263)	(72)	—	(8,705)
Other expense, net	(42,900)	(32,461)	(25,355)	—	(100,716)
Income (loss) before provision for income taxes and equity in income(loss) of subsidiaries	(66,878)	(637,216)	98,189	—	(605,905)
Provision for income taxes	148,630	160,134	96,675	—	405,439
Equity in income (loss) of subsidiaries	(795,836)	106,017	—	689,819	—
Net income (loss)	$(1,011,344)	$(691,333)	$1,514	$689,819	$(1,011,344)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended June 26, 2004

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
	(Unaudited)
Net sales	$901,318	$2,814,804	$6,788,038	$(1,601,710)	$8,902,450
Cost of sales	859,712	2,666,366	6,533,269	(1,601,710)	8,457,637
Gross profit	41,606	148,438	254,769	—	444,813
Operating expenses:
Selling, general and administrative and research and development	37,973	83,743	142,907	—	264,623
Amortization of intangible assets	2,912	3,548	—	—	6,460
Integration costs	—	2,323	1,720	—	4,043
Restructuring costs	6,706	27,833	73,920	—	108,459
Total operating expenses	47,591	117,447	218,547	—	383,585
Operating income (loss)	(5,985)	30,991	36,222	—	61,228
Interest income	2,436	6,536	7,803	—	16,775
Interest expense	(64,424)	(13,930)	(13,696)	—	(92,050)
Intercompany income (expense), net	(1,050)	8,567	(7,517)	—	—
Other income (expense), net	10,096	327	(25,737)	—	(15,314)
Other income (expense), net	(52,942)	1,500	(39,147)	—	(90,589)
Income (loss) before provision (benefit) for income taxes and equity in income (loss) of subsidiaries	(58,927)	32,491	(2,925)	—	(29,361)
Provision (benefit) for income taxes	(14,302)	7,886	(6,209)	—	(12,625)
Equity in income (loss) of subsidiaries	27,889	(48,714)	—	20,825	—
Net income (loss)	$(16,736)	$(24,109)	$3,284	$20,825	$(16,736)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended July 2, 2005

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
	(Unaudited)
Cash provided by (used in) operating activities	$349,031	$(365,790)	$257,698	$—	$240,939
Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(56,199)	—	—	—	(56,199)
Proceeds from maturities of short-term investments	30,626	—	—	—	30,626
Purchases of long-term investments	(1,015)	—	—	—	(1,015)
Purchases of property, plant and equipment	(8,176)	(8,481)	(31,751)	—	(48,408)
Proceeds from sale of property, plant and equipment	6,337	8,429	18,897	—	33,663
Cash paid for businesses acquired, net of cash acquired	(4,820)	(3,401)	(75,048)	—	(83,269)
Cash used in investing activities	(33,247)	(3,453)	(87,902)	—	(124,602)
Cash flows provided by (used in) financing activities:
Repurchase of convertible notes	(398,726)	—	—	—	(398,726)
Payments of long-term debt	(675)	(1,446)	(12,777)	—	(14,898)
Proceeds from long-term debt, net of issuance costs	389,609	—	13,698	—	403,307
Payments from notes and credit facilities, net	—	(599)	(2,856)	—	(3,455)
Proceeds from sale of common stock, net of issuance costs	11,171	—	—	—	11,171
Proceeds from (repayment of) intercompany debt	(245,136)	362,390	(117,254)	—	—
Cash provided by (used in) financing activities	(243,757)	360,345	(119,189)	—	(2,601)
Effect of exchange rate changes	—	—	(2,960)	—	(2,960)
Increase (decrease) in cash and cash equivalents	72,027	(8,898)	47,647	—	110,776
Cash and cash equivalents at beginning of period	473,926	68,963	566,060	—	1,108,949
Cash and cash equivalents at end of period	$545,953	$60,065	$613,707	$—	$1,219,725

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 26, 2004

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Sanmina-SCI	Subsidiaries	Subsidiaries	Eliminations	Total
	(In thousands)
	(Unaudited)
Cash provided by (used in) operating activities	$(29,881)	$17,995	$52,213	$—	$40,327
Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(63,234)	—	—	—	(63,234)
Proceeds from maturities of short-term investments	92,353	—	—	—	92,353
Purchases of long-term investments	(828)	—	(11,755)	—	(12,583)
Purchases of property, plant and equipment	(12,821)	(16,367)	(31,457)	—	(60,645)
Proceeds from sale of property, plant and equipment	2,111	18,787	2,550	—	23,448
Cash paid for businesses acquired, net of cash acquired	(34,303)	(12,679)	(4,518)	—	(51,500)
Cash used in investing activities	(16,722)	(10,259)	(45,180)	—	(72,161)
Cash flows provided by (used in) financing activities:
Payments of long-term debt	—	(358)	(12,234)	—	(12,592)
Proceeds from long term debt, net of issuance costs	—	64	—	—	64
Payment of notes and credit facilities, net	(612)	116	(13,167)	—	(13,663)
Proceeds from sale of common stock, net of issuance costs	25,894	—	—	—	25,894
Proceeds from (repayment of) intercompany debt	15,513	(30,615)	15,102	—	—
Cash provided by (used in) financing activities	40,795	(30,793)	(10,299)	—	(297)
Effect of exchange rate changes	—	—	1,218	—	1,218
Decrease in cash and cash equivalents	(5,808)	(23,057)	(2,048)	—	(30,913)
Cash and cash equivalents at beginning of period	374,660	112,162	540,572	—	1,027,394
Cash and cash equivalents at end of period	$368,852	$89,105	$538,524	$—	$996,481

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

Overview

We are a leading independent global provider of customized, integrated electronics manufacturing services, or EMS. Our revenue is generated from sales of our services primarily to original equipment manufacturers, or OEMs, in the communications, personal and business computing, enterprise computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical and automotive industries. We also generate sales from our original design manufacturing, or ODM, products where we design and develop servers and storage systems targeted to major OEMs. Our engineering services mainly focus on high-end products and we provide end-to-end design capabilities for printed circuit board design, backplane design, enclosure design, full system and final system design.

As a result of the downturn in the electronics industry, demand for our manufacturing services declined significantly during our 2001, 2002, and 2003 fiscal years. The decrease in demand for manufacturing services by OEMs resulted primarily from reduced capital spending by communications service providers. Consequently, our operating results were adversely affected as a result of the deterioration in the communications market and the other markets that we serve. In fiscal 2004 and the first half of fiscal 2005, we began to see evidence of a recovery in certain markets that we serve and while we expect to see growth in these markets in future quarters, we cannot determine if this recovery will be sustained or if other markets that we serve will also recover. We expect sales to decline in the fourth quarter of fiscal 2005 as compared to the third quarter of fiscal 2005. Sales for the fourth quarter of fiscal 2005 are projected to be in the range of $2.65 billion and $2.80 billion. We expect the declines in net sales to customers in our markets to range from five percent in certain markets to ten percent in other markets, which will be offset by increased sales to customers in other sectors, particularly customers in the communications infrastructure and personal and business computing sectors for which we expect up to a 5% increase in sales.

In response to the downturn in the electronics industry described above, we have initiated restructuring plans in recent years. Although we have begun to see evidence of a recovery in certain sectors of the electronics industry, in July 2004 we announced a phase three restructuring plan to further refine our overall cost structure and reduce operating costs in high cost locations. In January 2005, we announced an increase to the restructuring costs planned under our phase three restructuring plan from $100 million to approximately $175 million. This additional charge is to further reduce manufacturing capacity in high cost regions and leverage expanded capacity and technical capabilities in more cost-efficient regions. As of

July 2, 2005, we have incurred $99.2 million of restructuring costs pursuant to our phase three restructuring plan. We expect to incur approximately 45% to 55% of the total phase three restructuring costs in fiscal 2005 and substantially all of the remainder in fiscal 2006. Our restructuring plans were designed to reduce excess capacity and affect facilities across all services offered in our vertically integrated manufacturing organization. The majority of the restructuring charges recorded and expected to be recorded as a result of these plans relate to facilities located in North America and Europe, and in general, manufacturing activities at these plants were or are expected to be transferred to other facilities.

A relatively small number of customers historically have been responsible for a significant portion of our net sales. Sales to our ten largest customers accounted for 65.5% and 64.6% of our net sales in the three and nine months ended July 2, 2005, respectively, and our largest customer, accounted for 10% or more of our net sales for the three and nine months ended July 2, 2005. Sales to our two largest customers, each accounted for 10% or more of our net sales for the three and nine months ended June 26, 2004.

In recent fiscal years, we have generated a more significant portion of our net sales from international operations. During the first nine months of fiscal 2005 and 2004, 76.5% and 72.3%, respectively, of our consolidated net sales were derived from non-U.S. operations. Consolidated net sales from international operations during the three month periods ended July 2, 2005 and June 26, 2004, represented 75.8% and 71.4%, respectively. The continued shift toward international operations has resulted from overseas acquisitions and a desire on the part of many of our customers to move production to lower cost locations in regions such as Asia, Latin America and Eastern Europe. We expect this trend to continue.

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

•       pricing pressure on electronic components resulting from a downturn in the economic conditions in the electronics industry, with EMS companies competing more aggressively on price to obtain new or maintain existing business; and

•       our ability to transition manufacturing and assembly operations to lower cost regions in an efficient manner.

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

Summary Results of Operations

Net sales for the third quarter of fiscal 2005 decreased by 7.8% to $2.8 billion from $3.1 billion in the third quarter of fiscal 2004. The decrease in sales was primarily due to a decrease in sales to customers in the personal and business computing and multimedia sectors. For the nine months ended July 2, 2005, net sales increased by 0.8% to $9.0 billion from $8.9 billion in the nine months ended June 26, 2004. The increase in sales for the nine months ended July 2, 2005 was primarily due to an increase in the sales to communications, and medical and industrial instrumentation customers. The increases in sales to these customers was offset partially by decreases in sales to customers in the high end computing, personal and business computing and multimedia sectors.

The following table sets forth, for the periods indicated, key operating results:

	Three Months Ended		Nine Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
	(In thousands, except percentages)
	(Unaudited)
Net sales	$2,831,264	$3,069,783	$8,969,372	$8,902,450
Gross profit	160,826	158,523	487,960	444,813
Gross profit %	5.7%	5.2%	5.4%	5.0%
Operating income (loss)	39,283	46,500	(505,189)	61,228
Net income (loss)	(202)	11,351	(1,011,344)	(16,736)

The gross margin for the three and nine months ended July 2, 2005 increased to 5.7% and 5.4%, respectively, as compared to the same periods in the prior year primarily due to increased sales to communications customers as well as cost savings realized as a result of our on-going restructuring activities.

As a result of the Company’s ongoing remediation efforts to remediate the conditions that resulted in the material weakness disclosed in Item 9A of the 2004 Annual Report on Form 10-K and in Item 4 of this report on Form 10-Q, several adjustments were identified and recorded in the condensed consolidated statement of operations for the three and nine month periods ended July 2, 2005, (as discussed in footnote one of the financial statements—“Basis of Presentation”) which relate to previous periods.

The adjustments described above that were recorded in the three month period ended July 2, 2005 had the following net effect on the Company’s reported results of operations for the three month period ended July 2, 2005: (1) the Company’s reported gross margin of approximately 5.7% excluding the adjustments discussed above was 6.0%, (2) the reported operating income of approximately $39.3 million excluding the adjustments was $48.6 million, (3) the reported provision for income taxes of approximately $6.1 million excluding the adjustments was $19.4 million and (4) the reported net loss of approximately $202,000 excluding the adjustments was $3.9 million loss.

The Company believes that the effect of these adjustments is immaterial to the three and nine month periods ended July 2, 2005, all prior periods and is expected to be immaterial to the forecasted fiscal 2005 results of operations. The Company’s materiality analysis included the consideration of Accounting Principles Board Opinion (“APB”) No. 28 “Interim Financial Reporting” and the results of operations for the quarter ended July 2, 2005 as well as other quantitative and qualitative measures as discussed in Staff Accounting Bulletin No. 99 “Materiality”.

Key performance measures

The following table sets forth, for the periods indicated, certain key performance measures that management utilizes to assess operating results:

	Three Months Ended
	July 2, 2005	April 2, 2005	June 26, 2004
Days sales outstanding(1)	51	50	49
Inventory turns(2)	11.3	11.4	10.4
Accounts payable days(3)	51	50	51
Cash cycle days(4)	32	32	33

(1)          Days sales outstanding is calculated as the ratio of ending accounts receivable, net, for the quarter divided by average daily net sales for the quarter.

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

Days sales outstanding, accounts payable days and inventory turns for the quarter ended July 2, 2005 remained relatively flat compared to that of April 2, 2005.

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

Refer to our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission for a complete list of our critical accounting policies. We believe the following critical accounting policies reflect our more significant judgments and estimates used in preparing our condensed consolidated financial statements:

Goodwill—Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step impairment analysis is then performed to measure the amount of impairment loss. The process of determining the fair value of our reporting units is subjective and requires management to exercise judgment in making assumptions and estimates related to cash flows and discount rates, among other things. During the second quarter of fiscal 2005, we recorded an impairment loss of approximately $600 million in connection with an impairment test pursuant to SFAS No. 142. As of July 2, 2005, the remaining carrying value of goodwill was approximately $1.7 billion. In response to changes in industry and market conditions, we could further strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could change our estimates of the fair values of our reporting units, and, consequently, affect the outcome of our goodwill impairment tests.

Income taxes—We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax asset is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the more likely than not criteria established by SFAS No. 109, “Accounting for Income Taxes.” Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, impacting future income tax expense. On a quarterly basis, we have historically recorded an income tax provision or benefit based upon an estimated annual effective tax rate. During the third quarter of fiscal 2005, in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods,” we excluded from the consolidated worldwide effective tax rate computation certain jurisdictions where no tax benefit of losses, either year-to-date or anticipated fiscal year, can be recognized. Accordingly, the tax provision for the third quarter of fiscal 2005 was recorded for taxes on income generated in jurisdictions other than the U.S. and other than selected foreign jurisdictions in which the company has a full valuation allowance. The effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or loss, tax regulations in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies. We regularly monitor the assumptions used in estimating our annual effective tax rate and adjust our estimates accordingly. If actual results differ from our estimates, future income tax expense could be materially affected.

Results of Operations

The following table sets forth, for the three and nine months ended July 2, 2005 and June 26, 2004, certain items in the condensed consolidated statement of operations expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

	Three Months Ended		Nine Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.3	94.8	94.6	95.0
Gross profit	5.7	5.2	5.4	5.0
Operating expenses:
Selling, general and administrative	3.3	2.8	3.0	2.7
Research and development	0.3	0.2	0.2	0.2
Amortization of intangible assets	—	0.1	—	0.1
Integration costs	—	0.0	—	0.0
Restructuring costs	0.7	0.6	1.1	1.3
Goodwill impairment	—	—	6.7	—
Total operating expenses	4.3	3.7	11.0	4.3
Operating income (loss)	1.4	1.5	(5.6)	0.7
Interest income	0.5	0.2	0.5	0.2
Interest expense	(1.6)	(1.1)	(1.5)	(1.0)
Other expense, net	(0.1)	(0.3)	(0.1)	(0.2)
Other income (expense), net	(1.2)	(1.2)	(1.1)	(1.0)
Income (loss) before provision for income taxes	0.2	0.3	(6.8)	(0.3)
Provision (benefit) for income taxes	0.2	(0.1)	4.5	(0.1)
Net income (loss)	(0.0)%	0.4%	(11.3)%	(0.2)%

Net Sales

Net sales decreased by 7.8%, or $238.5 million, from $3.1 billion in the third quarter of fiscal 2004 to $2.8 billion in the third quarter of fiscal 2005. The decrease in sales was primarily due to a decrease in sales to customers in the personal and business computing and multimedia sectors. For the nine months ended July 2, 2005, net sales increased by 0.8% to $9.0 billion from $8.9 billion in the nine months ended June 26, 2004. The increase in sales for the nine months ended July 2, 2005 was primarily due to an increase in the sales to communications and medical and industrial instrumentation customers. The increases in sales to these customers was offset partially by decreases in sales to customers in the high end computing, personal and business computing and multimedia sectors.

The following summarizes financial information by geographic segment:

	Three Months Ended
	July 2, 2005		June 26, 2004
	(In thousands)
Net sales:
Domestic	$685,052	24.2%	$877,432	28.6%
International	2,146,212	75.8	2,192,351	71.4
Total	$2,831,264	100.0%	$3,069,783	100.0%

	Nine Months Ended
	July 2, 2005		June 26, 2004
	(In thousands)
Net sales:
Domestic	$2,108,713	23.5%	$2,464,943	27.7%
International	6,860,659	76.5	6,437,507	72.3
Total	$8,969,372	100.0%	$8,902,450	100.0%

Domestic sales for the third quarter.of fiscal 2005 decreased as compared to the third quarter of fiscal 2004 by 21.9% to $685.1 million from $877.4 million and international sales decreased by 2.1% to $2.1 billion from $2.2 billion. For the nine months ended July 2, 2005, domestic sales decreased by 14.5% to $2.1 billion from $2.5 billion for the same period in fiscal 2004 and international sales increased by 6.6% to $6.9 billion from $6.4 billion. The decrease in domestic net sales was primarily due to our restructuring activities to consolidate and move certain of our manufacturing operations to lower cost regions. Net sales from our international operations, as a percentage of consolidated net sales, increased to 75.8% in the third quarter of fiscal 2005 from 71.4% in third quarter of fiscal 2004. Net sales from out international operations as a percentage of consolidated net sales, were 76.5% and 72.3% in the first nine months of fiscal 2005 and fiscal 2004, respectively. The increase was primarily attributable to increased sales to existing international customers and the impact of the movement of manufacturing activities to lower cost international regions. The Company reported a net loss of approximately $202,000, excluding the adjustments as discussed in footnote one of the financial statements—“Basis of Presentation”, was $3.9 million loss.

Gross Margin

Gross margin increased from 5.2% in the third quarter of fiscal 2004 to 5.7% in the third quarter of fiscal 2005 and increased from 5.0% for the nine months ended June 26, 2004 to 5.4% for the nine months ended July 2, 2005. The increase was attributable primarily to increased sales of products to communications, medical and industrial instrumentation customers, favorable product mix, cost savings realized as a result of our ongoing restructuring activities and an increase in vertical integration sales. We expect gross margins to continue to fluctuate based on overall production and shipment volumes as well as changes in the mix of products ordered by and shipped to major customers. The Company’s reported gross margin of approximately 5.7% excluding the adjustments as discussed in footnote one of the financial statements “Basis of Presentation”, was 6.0% .

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses increased from $85.0 million in the third quarter of fiscal 2004 to $92.1 million in the third quarter of fiscal 2005. Selling, general and administrative expenses increased as a percentage of net sales, from 2.8% in the third quarter of fiscal 2004 to 3.3% in the third quarter of fiscal 2005. For the nine months ended July 2, 2005, selling, general and administrative expenses increased to $266.5 million from $243.4 million for the nine months ended June 26, 2004. Selling, general and administrative expenses increased as a percentage of net sales, from 2.7% for the first nine months of fiscal 2004 to 3.0% for the first nine months of fiscal 2005. The increase in selling, general, and administrative expenses in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 was attributable to a number of factors including increased sales and marketing expenses, internal costs and professional fees related to Sarbanes-Oxley Act Section 404 activities. The increase in selling, general, and administrative expenses for the nine months ended July 2, 2005, as compared to the nine months ended June 26, 2004 was also attributable to a number of factors including increased sales and marketing expenses, internal costs and professional fees related to Sarbanes-Oxley Act Section 404 activities, additional information technology expenses, and the inclusion of selling, general and administrative expenses associated with recently acquired businesses. Selling, general and administrative expenses as a percentage of sales are anticipated to remain relatively constant as a percentage of net sales, depending on sales volume and our business acquisition activity.

Research and development expenses

Research and development expenses increased modestly from $7.3 million in the third quarter of fiscal 2004 to $7.4 million in the third quarter of fiscal 2005. Research and development increased as a percentage of net sales, from 0.2% in the third quarter of fiscal 2004 to 0.3% in the third quarter of fiscal 2005. For the nine months ended July 2, 2005, research and development expenses increased to $22.1 million from $21.2 million for the nine months ended June 26, 2004. Research and development expenses as a percentage of net sales, remained the same at 0.2% for both the first nine months of fiscal 2004 and fiscal 2005. The balance of research and development expenses is mainly related to Newisys, our internally developed enterprise-class servers. The Newisys team of hardware and software design engineers engages in research and development activities focused on developing server and storage systems targeted to major OEMs.

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

Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations when a liability is incurred. The accrued restructuring costs are included in “accrued liabilities” in the condensed consolidated balance sheets. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 through the third quarter of fiscal year 2005.

	Employee Termination Benefits	Lease and Contract Termination Costs	Other Restructuring Costs	Impairment of Fixed Assets	Total
	(In thousands)
	Cash	Cash	Cash	Non-cash
Balance at October 2, 2004	$15,496	$1,587	$42	$—	$17,125
Charges to operations	12,660	2,873	1,363	1,224	18,120
Charges utilized	(11,718)	(1,805)	(200)	(1,224)	(14,947)
Balance at January 1, 2005	16,438	2,655	1,205	—	20,298
Charges to operations	42,346	8,216	1,366	4,004	55,932
Charges utilized	(28,176)	(6,720)	(2,374)	(4,004)	(41,274)
Balance at April 2, 2005	30,608	4,151	197	—	34,956
Charges to operations	16,278	835	1,603	718	19,434
Charges utilized	(5,837)	(2,314)	(1,015)	(718)	(9,884)
Balance at July 2, 2005	$41,049	$2,672	$785	$—	$44,506

During the nine months ended July 2, 2005, Sanmina-SCI recorded restructuring charges of approximately $93.4 million, of which $91.4 million relates to our phase three restructuring plan and the remainder relates to our phase two restructuring plan. These charges included employee termination benefits of approximately $71.3 million, lease and contract termination costs of approximately $11.9 million, other restructuring costs of approximately $4.3 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $5.9 million consisting of excess facilities and equipment to be disposed of. This $5.9 million was fully utilized in the third quarter of 2005. The employee termination benefits were related to the involuntary termination of approximately 1,900 employees, the majority of which were involved in manufacturing activities. Approximately $45.7 million for employee termination benefits was utilized during the nine months ended July 2, 2005. A total of approximately 9,300 employees were terminated during the nine months ended July 2, 2005 pursuant to this restructuring plan. Sanmina-SCI also utilized $10.8 million of lease and contract termination costs and $3.6 million of the other restructuring costs during the nine months ended July 2, 2005.

Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations generally at the commitment date. The accrued restructuring costs are included in “accrued liabilities” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 and SFAS 112 pursuant to Sanmina-SCI’s ongoing restructuring plans through the third quarter of fiscal year 2005.

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
	Cash	Cash	Non-cash
Balance at October 2, 2004	$1,227	$14,925	$—	$16,152
Charges to operations	329	1,216	760	2,305
Charges utilized	(1,180)	(3,473)	(760)	(5,413)
Balance at January 1, 2005	376	12,668	—	13,044
Charges to operations	96	593	3,033	3,722
Charges utilized	—	(1,914)	(1,015)	(2,929)
Reversal of accruals	—	—	(2,018)	(2,018)
Balance at April 2, 2005	472	11,347	—	11,819
Charges to operations	29	578	—	607
Charges utilized	(201)	(1,904)	—	(2,105)
Balance at July 2, 2005	$300	$10,021	$—	$10,321

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

During fiscal 2004, Sanmina-SCI recorded charges to operations of approximately $1.9 million and utilized $2.6 million for employee severance expenses. Approximately 10 employees were terminated during fiscal 2004. During fiscal 2004, Sanmina-SCI also recorded charges to operations of approximately $26.7 million and utilized approximately $16.1 million for non-cancelable lease payments, lease termination costs and related costs for the shutdown of facilities. In addition, in fiscal 2004, Sanmina-SCI reversed approximately $3.6 million of accrued employee severance due to lower than anticipated payments at various plants and approximately $5.8 million of accrued facilities shutdown costs due to a change in use of the facilities or achieving greater sublease income than we anticipated. Sanmina-SCI also incurred charges to operations of $3.5 million related to the impairment of buildings and leasehold improvements at permanently vacated facilities in fiscal 2004. The closing of the plants discussed above as well as employee terminations and other related activities have been completed, however, the leases of the related facilities expire in 2009; therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

During the nine months ended July 2, 2005, Sanmina-SCI recorded charges to operations of $75,000 and utilized $88,000 for employee severance costs. There was no reduction of work force during the nine months ending July 2, 2005 pursuant to the September 2002 restructuring plan. In addition, Sanmina-SCI recorded charges of $439,000 and utilization of $2.1 million due to shutdown costs for closed facilities. In addition, $800,000 was charged to operations and utilized due to the impairment of fixed assets to be disposed of.

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

During fiscal 2004, Sanmina-SCI recorded charges to operations of approximately $5.2 million for employee severance costs and approximately $4.8 million for non-cancelable lease payments and other costs related to the shutdown of facilities. Sanmina-SCI utilized accrued severance charges of approximately $6.6 million and accrued facilities shutdown related charges of $3.7 million during fiscal 2004. During fiscal 2004, Sanmina-SCI reversed approximately $1.3 million of accrued severance and approximately $530,000 of accrued lease costs due to lower than expected payments at various sites. Sanmina-SCI has terminated all employees affected under this plan. The remaining accrued severance at July 2, 2005 is expected to be paid within the next six months. Manufacturing activities at the facilities affected by this plan ceased in fiscal year 2003 or prior; however, final payments of accrued costs may not occur until later periods.

During the nine months ended July 2, 2005, Sanmina-SCI recorded charges to operations of $336,000 for employee severance costs, $195,000 for facility shutdown charges and 313,000 for impairment of fixed assets. Sanmina-SCI utilized accrued severance charges of $1.2 million, accrued facilities shutdown related charges of $1.6 million, and reversed an accrual for $2.0 million for impairment of fixed assets during the nine months ended July 2, 2005.

Fiscal 2001 Plans

Segerström Restructuring.   In March 2001, Sanmina-SCI acquired Segerström in a pooling of interests business combination and announced the restructuring plan. During fiscal years 2001 and 2002, Sanmina-SCI recorded net charges to operations of $5.7 million for the involuntary termination of 470 employee positions, and utilized $5.4 million of these charges in fiscal years 2001, 2002 and 2003. During those periods Sanmina-SCI also recorded charges to operations of $5.2 million related to the consolidation of facilities, of which $1.3 million was utilized in fiscal years 2001, 2002 and 2003. During fiscal 2004, Sanmina-SCI utilized approximately $300,000 of accrued severance charges. In addition, during fiscal 2004 Sanmina-SCI recorded charges to operations of approximately $103,000 and utilized approximately $818,000 with respect to the shutdown and consolidation of facilities. Sanmina-SCI also reversed $642,000 of accrued facilities shutdown costs in fiscal 2004 due to lower than expected payments. During the nine months ended July 2, 2005, Sanmina-SCI utilized $835,000 with respect to the shutdown and consolidation of facilities. There was no reduction of work force during the nine months ending July 2, 2005 pursuant to the March 2001 restructuring plan.

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

During fiscal 2004, Sanmina-SCI recorded approximately $4.1 million and utilized approximately $7.7 million of accrued costs related to the shutdown of facilities. In addition, Sanmina-SCI recorded charges to operations of approximately $1.1 million, utilized $164,000 and reversed approximately $2.1 million of accrued severance due to lower than anticipated payments during fiscal 2004. Manufacturing activities at the plants affected by this plan had ceased by the fourth quarter of fiscal 2002; however, the leases of the related facilities expire between 2005 and 2010, therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income.

During the nine months ended July 2, 2005, Sanmina-SCI recorded approximately $1.8 million and utilized approximately $2.8 million of accrued costs related to the shutdown of facilities. In addition, Sanmina-SCI recorded charges to operations of approximately $43,000 and utilized $113,000 related to employee severance. During the nine months ended July 2, 2005, Sanmina-SCI recorded and utilized $2.7 million for the impairment of fixed assets to be disposed of. There was no reduction of work force during the nine months ending July 2, 2005 pursuant to the July 2001 restructuring plan.

Acquisition related restructuring.   Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with EITF 95-3. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired entity. The accrued restructuring costs are included in “accrued liabilities” in the condensed consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 for the periods in which restructuring activities have taken place through the third quarter of fiscal 2005.

	Employee	Facilities
	Severance and	Shutdown and
	Related	Consolidation
	Expenses	Costs	Total
	Cash	Cash
Balance at October 2, 2004	$42	$2,178	$2,220
Additions to restructuring accrual	—	—	—
Accrual utilized	(42)	(568)	(610)
Balance at January 1, 2005	—	1,610	1,610
Additions to restructuring accrual	—	—	—
Accrual utilized	—	(64)	(64)
Balance at April 2, 2005	—	1,546	1,546
Additions to restructuring accrual	—	—	—
Accrual utilized	—	(213)	(213)
Balance at July 2, 2005	$—	$1,333	$1,333

The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

SCI Acquisition Restructuring.   In December 2001, Sanmina merged with SCI in a purchase business combination and formally changed its name to Sanmina-SCI Corporation. As part of the merger with SCI, Sanmina-SCI also recorded charges to the restructuring liability of $119.6 million during fiscal years 2002 and 2003 consisting of planned involuntary employee termination costs for approximately 7,900 employees and utilized $92.1 million in charges with respect to the termination of those employees. During fiscal years 2002 and 2003 Sanmina-SCI also incurred net charges to the restructuring liability of $41.0 million for restructuring costs related to lease payments for permanently vacated properties and other costs, and utilized approximately $26.3 million of these charges. Sanmina-SCI also incurred charges to the restructuring liability of $24.9 million of asset related write-offs consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. During fiscal year 2003, Sanmina-SCI reversed a total of $24.0 million of accrued severance costs, approximately $18.4 million of which was due to lower than anticipated settlement costs at a major European manufacturing site, and approximately $5.6 million of which related to two plants that were not closed as initially planned due to a change in business requirements. Sanmina-SCI also reversed $1.0 million of accrued facilities shutdown costs due to lower than estimated costs at various sites. During fiscal 2004, Sanmina-SCI utilized a total of approximately $11.4 million of facilities-related accruals and $3.4 million of accrued severance. During the nine months ended July 2, 2005, Sanmina-SCI utilized $845,000 due to facilities shutdown.

Ongoing Restructuring Activities

We continue to rationalize manufacturing facilities and headcount to better scale capacity to current market and operating conditions. In July 2004, we announced our phase three restructuring plan, which we initially expected to result in restructuring charges of up to approximately $100 million. In January 2005, we announced an increase to planned restructuring costs under our phase three restructuring plan from $100 million to approximately $175 million. This additional charge is to further reduce manufacturing capacity in high cost regions and leverage expanded capacity and technical capabilities in more cost-efficient regions. We undertook this smaller scale restructuring plan to further refine our overall cost structure and reduce operating costs in high cost locations. We expect to incur approximately 45 to 55% of the total phase three restructuring costs in fiscal 2005 and substantially all of the remainder in fiscal 2006. We expect approximately 80 to 85% of the charges to be cash charges and the remainder to be non-cash.

We also anticipate incurring restructuring charges in the remainder of fiscal 2005 under our phase two restructuring plan which was approved by management in the fourth quarter of fiscal year 2002. Total restructuring costs under this plan are expected to be approximately $275.0 million, of which an aggregate of approximately $267.2 million was incurred in fiscal 2002, 2003, 2004 and the first nine months of fiscal 2005. The costs consist of both cash and non-cash charges. As of October 2, 2004, we had completed or commenced all restructuring actions contemplated under our phase two restructuring plan. However, certain costs cannot be recorded until future quarters in accordance with generally accepted accounting principles. As a result of our phase two restructuring plan, we expect to achieve reductions in non-cash and cash costs, including depreciation, payroll and related benefits, and rent expense. We expect our annual savings from this phase two restructuring plan to aggregate approximately $100 to $200 million, affecting cost of sales and selling, general and administrative expense. We began to realize benefits from these savings in the fourth quarter of fiscal 2002 and fully realized the annual savings by the end of fiscal 2004.

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

Interest Expense

Interest expense increased to $45.8 million in the third quarter of fiscal 2005 compared to $33.2 million in the third quarter of fiscal 2004 and to $133.3 million for the nine months ended July 2, 2005 as compared to $92.1 million for the nine months ended June 26, 2004. The increases in interest expense for the respective periods are primarily related to higher interest rates on our 10.375% Notes due to a higher interest rate resulting from the interest rate swap transaction discussed below and incremental interest expense related to our 6¾% Notes (see Liquidity and Capital Resources).

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

Provision for Income Taxes

The tax provision rate for the three and nine months ended July 2, 2005 for fiscal 2005 was 103.4% and (66.9%), respectively. For the three and nine months ended June 26, 2004, the tax benefit rate was (17.6%) and 43.0%, respectively. The significant negative effective rate in fiscal 2005 is due primarily to the recording of valuation allowance against certain deferred tax assets in the second quarter of fiscal 2005 (see discussion below), the majority of which relate to US operations.

As a result of the Company’s continuous migration of certain operating activities from high-cost to low-cost regions, we determined during the quarter ended April 2, 2005 that in accordance with Statement of Financial Accounting Standards No. 109, or SFAS 109, it was more likely than not that certain of the Company’s deferred tax assets primarily relating to our U.S operations would not be realized and accordingly recorded a valuation allowance of $379.2 million. During the third quarter of fiscal year 2005, the Company analyzed its deferred tax assets and associated valuation allowances and recognized a tax benefit of $11.5 million as an adjustment of the income tax reserve related to the above valuation allowances.  The Company will continue to provide a valuation allowance against certain deferred tax assets until it becomes more likely than not that the deferred tax assets will be realizable. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.  Although we have established a valuation allowance against the carrying value of certain deferred tax assets, the underlying net operating loss carry forwards would still be available to offset future taxable income in the United States subject to applicable tax laws and regulations. The Company’s reported provision for income taxes for the third quarter is approximately $6.1 million. This amount includes the $11.5 million benefit referred to above. The tax expense for the third quarter is $19.4 million excluding the adjustment as discussed in Note 1 of the financial statements.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments as of July 2, 2005 were $1.3 billion, including $25.5 million of restricted cash. Cash provided by operating activities was $240.9 million and $40.3 million during the nine months ended July 2, 2005 and June 26, 2004, respectively. The increase in cash provided by operating activities in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 is primarily generated by sale of accounts receivable and reduction of inventory balances, which is offset by an increase in the gross balance of accounts receivable. Working capital was $1.6 billion and $1.5 billion as of July 2, 2005 and October 2, 2004.

Net cash used for investing activities was $124.6 million and $72.2 million for the first nine months of fiscal 2005 and fiscal 2004, respectively. The increase in net cash used for investing activities in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 was due primarily to the increase in business acquisition activities, in particular the Pentex-Schweizer Circuits Limited, or Pentex, acquisition.

Net cash used for financing activities was $2.6 million in the nine months ended July 2, 2005 as compared to $0.3 million for the nine months ended June 26, 2004. In the first nine months of fiscal 2005, proceeds from the sale of common stock were $14.7 million less than in the first nine months of fiscal 2004, primarily due to the timing of employee stock purchase plan common stock purchases.

We have up to $500 million available for borrowings under our senior secured credit facility depending on the amount of outstanding letters of credit and letters of credit are available up to $150 million.

On February 24, 2005, we entered into an indenture among the Company, the Guarantors (as defined below) and U.S. Bank National Association as trustee, or the 6 3/4% Notes Indenture, relating to the issuance by the Company of $400 million aggregate principal amount of its 6 3/4% Senior Subordinated Notes due 2013, or the 6 3/4% Notes. Interest is payable on the 6 3/4% Notes on March 1 and September 1 of each year, beginning on September 1, 2005. The maturity date of the 6 3/4% Notes is March 1, 2013.

The 6 3/4% Notes are unsecured, senior subordinated obligations and will be subordinated in right of payment to all of our existing and future senior debt. The 6 3/4% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by substantially all of our domestic restricted subsidiaries, or the Guarantors, for so long as those subsidiaries guarantee any of our other debt (other than unregistered senior debt and debt under our senior secured credit facility).

We may redeem the 6 3/4% Notes, in whole or in part, at any time prior to March 1, 2009, at a redemption price that is equal to the sum of (1) the amount of the 6 3/4% Notes to be redeemed, (2) accrued and unpaid interest on those 6 3/4% Notes and (3) a make-whole premium calculated in the manner specified in the 6 3/4% Notes Indenture. We may redeem the 6 3/4% Notes, in whole or in part, beginning on March 1, 2009, at declining redemption prices ranging from 103.375% to 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, with the actual redemption price to be determined based on the date of redemption. At any time prior to March 1, 2008, we may redeem up to 35% of the 6 3/4% Notes with the proceeds of certain equity offerings at a redemption price equal to 106.75% of the principal amount of the 6 3/4% Notes, plus accrued and unpaid interest to, but excluding, the redemption date.

Following a change of control, as defined in the 6 3/4% Notes Indenture, we will be required to make an offer to repurchase all or any portion of the 6 3/4% Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.

The 6 3/4% Notes Indenture includes covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; create specified liens; sell assets; create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us; engage in transactions with affiliates; incur layered debt; and consolidate or merge with or into other companies or sell all or substantially all of our assets. The restricted covenants are subject to a number of important exceptions and qualifications set forth in the 6 3/4% Notes Indenture.

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

We have issued the 6 3/4% Notes with a principal balance of $400.0 million due in 2013. We entered into interest rate swap transactions with independent third parties to effectively convert the fixed interest rate to a variable rate. The interest rate swap agreements, which expire in 2013, are accounted for as fair value hedges under SFAS No. 133. The aggregate notional amount of the combined interest rate swap transactions is $400.0 million. Under the terms of the interest rate swap agreements, we pay the independent third parties an interest rate equal to the six-month LIBOR rate plus an interest rate spread ranging from 2.214% to 2.250%. In exchange, we receive a fixed rate of 6 3/4%. At July 2, 2005, $1.0 million has been recorded in other long-term liabilities to record the fair value of the interest rate swap transaction, with a corresponding decrease to the carrying value of the 6 3/4% Notes on the condensed consolidated balance sheet.

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

On April 1, 2005, Sanmina-SCI UK Limited and Sanmina-SCI Hungary Electronics Limited Liability Company (each, a “Subsidiary”), each a wholly-owned subsidiary of Sanmina-SCI, each entered into a Committed Account Receivable Purchase Agreement (collectively, the “Receivables Agreements”) with Citibank International Plc (the “Bank”). The Receivables Agreements have a term of one year and permit the Subsidiaries to sell specified accounts receivable to the Bank from time to time. The Company is currently limited by the senior secured credit facility which was amended on June 6, 2005 to the amount of foreign accounts receivable that may be sold under factoring or similar arrangements, including the Receivables Agreements. The revised document amends the aggregate face amount of accounts receivable that may be sold and outstanding at any time from $200 million to $400 million. The obligations of the Subsidiaries under the Receivables Agreements are guaranteed by the Company. Each Subsidiary has provided a lien in favor of the Bank in the account in which the proceeds of the sold receivables are remitted.

The purchase price for a receivable under a Receivables Agreement is equal to 100% of its face amount less a discount charge (based on LIBOR plus a spread) for the period from the date the receivable is sold to its maturity date. The Receivables Agreements provide for a commitment fee based on the unused portion of the facility. Accounts receivable sales under the Receivables Agreements were $84.4 million and $184.1 million for the three and nine month periods ended July 2, 2005. Discounting fees associated with these sales were not considered significant. The sold receivables are subject to certain limited recourse provisions. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability,” the accounts receivable that were sold were removed from the condensed consolidated balance sheet and are reflected as cash provided by operating activities in the condensed consolidated statement of cash flows.

The covenants under our Credit and Guaranty Agreement, amended as of June 6, 2005, limit the amount of foreign accounts receivable that may be sold under factoring or similar arrangements, including the Receivables Agreements and Receivable Purchase Agreements to $400.0 million in aggregate face amount outstanding at any time.

Included in cash provided by operating activities for the nine months ended July 2, 2005 is $184.1 million of net proceeds from the sale of accounts receivable under the Receivables Agreements and Receivable Purchase Agreements. As of July 2, 2005, $84.4 million of sold accounts receivable remain subject to certain recourse provisions. Sanmina-SCI has not experienced any credit losses under these recourse provisions.

The purchase price for a receivable under a Receivables Agreement is equal to 100% of its face amount less a discount charge (based on LIBOR plus a spread) for the period from the date the receivable is sold to its maturity date. The Receivables Agreements provide for a commitment fee based on the unused portion of the facility.

Contractual Obligations

The following is a summary of our obligations and commitments as of July 2, 2005:

		Fiscal Year(s)
Dollars in thousands	Total	Three Months 2005	2006	2007	2008	2009	Thereafter
Long-term debt and capital lease obligations(1)	$1,920,354	$432	$244,166	$523,040	$907	$844	$1,150,965
Operating leases(2)	107,130	9,472	27,590	18,668	12,107	7,445	31,848
Total contractual obligations	$2,027,484	$9,904	$271,756	$541,708	$13,014	$8,289	$1,182,813

(1)          In September 2005, we will be required to repurchase up to $225.4 million accreted value of Zero Coupon Subordinated Debentures due 2020 if submitted for repurchase by the holders of these debentures at their option on the repurchase date. Accordingly, the accreted value of our Zero Coupon Subordinated Debentures due 2020 as of July 2, 2005 of $223.6 million is included in the fiscal 2005 maturities in the table above.

(2)          Future operating lease payments include the obligations for closed facilities (totaling approximately $16.8 million) which have been fully or partially accrued in restructuring costs.

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

Certain acquisition agreements that we entered into in connection with purchase business combinations may require us to pay additional consideration determined by the future performance of the acquired entity. The amount and likelihood of the payments are not determinable as of July 2, 2005.

We provided guarantees to various third parties in the form of letters of credit totaling $30.3 million as of July 2, 2005. The letters of credit cover various guarantees including interest rate swap agreements, workers’ compensation claims and customs duties.

Our future needs for financial resources include increases in working capital to support anticipated sales growth, investments in manufacturing facilities and equipment, and repayments of outstanding indebtedness. We have evaluated and will continue to evaluate possible business acquisitions within the parameters of the restrictions set forth in the agreements governing certain of our debt obligations. These possible business acquisitions could require substantial cash payments. Additionally, we anticipate incurring additional expenditures in connection with the integration of our recently acquired businesses and our restructuring activities. We expect to incur cash costs of approximately $108.9 million in future periods pursuant to our phase three restructuring plan announced in July 2004 and revised in January 2005.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their Annual Reports on Form 10-K that contains an assessment by management of the effectiveness of the Company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing the Company’s financial statements must attest to and report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. For example, in connection with the audit of our financial statements as of and for the year ended October 2, 2004, management and our independent registered public accounting firm identified a material weakness in our system of internal controls. This matter is discussed in additional detail in Item 4, Controls and Procedures, and in our most recent Annual Report on Form 10-K. We have undertaken a rigorous review of our internal control over financial reporting in order to improve our internal controls, assure compliance with the Section 404 requirements, and ensure the delivery of accurate and timely financial information. We are currently implementing a number of measures intended to meet these objectives. We will need to make significant improvements in our internal controls on an ongoing basis. We will also need to complete and test necessary controls prior to the end of our current fiscal year in order to meet our Section 404 requirements. We cannot assure you that our review will not identify additional control deficiencies or that we will be able to implement improvements to our internal controls in a timely manner. As a result of these reviews or otherwise, we cannot assure you that we will not need to make adjustments to current period operating results or to operating results that have been previously publicly announced or otherwise experience an adverse effect on our operating results, financial condition or business. Moreover, if our independent registered public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered public accounting firm are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. In addition, delays associated with the Sarbanes-Oxley Section 404 process could result in our inability to timely file our report on Form 10-K report for fiscal 2005. Any of these events could result in an adverse reaction in the financial markets or with customers, suppliers and others with whom we do business due to a loss of confidence in the reliability of our financial statements, which could harm our business and financial condition and cause the market price of our common stock and other securities to decline. Furthermore, failure to timely file our fiscal 2005 Form 10-K report could, particularly if we are unable to do so within the 15-day extension period available under Securities and Exchange Commission rules, affect our listing on the NASDAQ Stock Market or result in a default under agreements related to our debt securities. These events would likely have a material adverse effect on our business and financial condition, as well as on the market price and trading market for our securities, particularly if we were unable to remedy the situation in a short time period.

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

Sales to our 10 largest customers accounted for 64.6% of our net sales in the nine months ended July 2, 2005 and our largest customer, IBM, accounted for 10% or more of our net sales for that period. We depend on the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycles, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer would adversely affect our operating results. In December 2004, IBM announced that it was selling its personal computer business to Lenovo Group, Ltd., or Lenovo, a China-based manufacturer of personal computers. A substantial portion of our sales to IBM relate to personal computer products. In the event that we are unable to enter into new supply agreements with Lenovo for the former IBM personal computer business that was sold to Lenovo, our net sales and operating results could be adversely affected. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in their business, consolidations or divestitures or for other reasons. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would adversely affect our operating results.

If our business declines or improves at a slower pace than we anticipate, we may further restructure our operations, which may adversely affect our financial condition and operating results.

In July 2004, we announced our phase three restructuring plan, which we initially expected to result in restructuring charges of up to approximately $100 million. In January 2005, we announced an increase to planned restructuring costs under our phase three restructuring plan from $100 million to approximately

$175 million. During the fourth quarter of fiscal 2004 and the first nine months of fiscal 2005, we incurred $99.2 million of restructuring costs associated with this plan and expect to incur 45 to 55% of the total estimated costs by the end of fiscal 2005, with the remainder occurring in fiscal 2006. In addition, we anticipate incurring additional restructuring charges under our phase two restructuring plan, which was approved by management in the fourth quarter of fiscal 2002. Our phase two restructuring plan is expected to total approximately $275.0 million of both cash and non-cash restructuring charges, of which an aggregate of approximately $267.2 million was incurred in fiscal 2002, 2003 and 2004 and the first nine months of fiscal 2005. We cannot be certain as to the actual amount of these restructuring charges or the timing of their recognition for financial reporting purposes. We may need to take additional restructuring charges in the future if our business declines or improves at a slower pace than we anticipate or if the expected benefits of recently completed and currently planned restructuring activities do not materialize. These benefits may not materialize if we incur unanticipated costs in closing facilities or transitioning operations from closed facilities to other facilities or if customers cancel orders as a result of facility closures. If we are unsuccessful in implementing our restructuring plans, we may experience disruptions in our operations and higher ongoing costs, which may adversely affect our operating results.

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

In addition to environmental laws and regulations that affect our own operations, recently a number of initiatives directed at reducing the use of hazardous materials in electronic devices and other products have begun to proliferate. Our customers will be required to comply with these initiatives, and we in turn will need to implement manufacturing processes that facilitate such compliance. We may incur additional costs, such as excess and obsolete inventory write-offs, that we are unable to pass on to our customers in order to meet the requirements of these initiatives.

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

We conduct our international operations primarily in Asia, Latin America, Canada and Europe and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 76.5% of our net sales from non-U.S. operations during the nine months ended July 2, 2005, and a significant portion of our manufacturing material was provided by international suppliers during this period. During the nine months ended fiscal 2004, we generated 72.3% of our net sales from non-U.S. operations. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

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

Any of these factors could prevent us from realizing the anticipated benefits of a strategic transaction, and our failure to realize these benefits could adversely affect our business and operating results. In addition, we may not be successful in identifying future strategic opportunities or in consummating any strategic transactions that we pursue on favorable terms, if at all. Although our goal is to improve our business and maximize stockholder value, any transactions that we complete may impair stockholder or debt holder value or otherwise adversely affect our business and the market price of our stock. Moreover, any such transaction may require us to incur related charges, and may pose significant integration challenges and/or management and business disruptions, any of which could harm our operating results and business.

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

The table below presents carrying amounts and related average interest rates by year of maturity for our investment portfolio as of July 2, 2005 (dollars in thousands):

	2005	2006	Total
	(In thousands, except percentages)
Cash equivalents and short-term investments	$559,594	$36,211	$595,805
Average interest rate	3.22%	3.43%	3.23%

We have issued the 10.375% Notes with a principal balance of $750.0 million due in 2010. We entered into an interest rate swap transaction with an independent third party to effectively convert the fixed interest rate to variable rates. The swap agreement, which expires in 2010, is accounted for as a fair value hedge under SFAS No. 133. The aggregate notional amount of the swap transaction is $750.0 million. Under the terms of the swap agreement, we pay the independent third party an interest rate equal to the six-month LIBOR rate plus 6.2162%. In exchange, we receive a fixed rate of 10.375%. At July 2, 2005 and October 2, 2004 respectively, ($10.3) million and $13.0 million have been recorded in other assets (long-term liabilities) to record the fair value of the interest rate swap transactions, with a corresponding increase (decrease) to the carrying value of the 10.375% Notes on the condensed consolidated balance sheet.

We have issued the 6¾% Notes with a principal balance of $400.0 million due in 2013. We entered into interest rate swap transactions with independent third parties to effectively convert the fixed interest rate to a variable rate. The swap agreements, which expire in 2013, are accounted for as fair value hedges under SFAS No. 133. The aggregate notional amount of the combined swap transactions is $400.0 million. Under the terms of the swap agreements, we pay the independent third parties an interest rate equal to the six-month LIBOR rate plus a spread ranging from 2.214% to 2.250%. In exchange, we receive a fixed rate of 6¾%. At July 2, 2005, $1.0 million has been recorded in other long-term liabilities to record the fair value of the interest rate swap transactions, with a corresponding decrease to the carrying value of the 6¾% Notes on the condensed consolidated balance sheet.

As of July 2, 2005, we also have $23.2 million of revolving credit agreements and $7.9 million of other term loans at interest rates that fluctuate. The average interest rates for the quarter ended July 2, 2005 were 4.25% for the revolving credit agreements and 4.81% for other term loans.

Foreign Currency Exchange Risk

We transact business in foreign countries. Our primary foreign currency cash flows are in certain Asian and European countries, Australia, Brazil, Canada, and Mexico. We enter into short-term foreign currency forward contracts to hedge those currency exposures associated with certain assets and liabilities denominated in foreign currencies. At July 2, 2005, we had forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $437.4 million. The net unrealized gain on the contracts at July 2, 2005 is not material and is recorded in prepaid expenses and other on the condensed consolidated balance sheets. Market value gains and losses on forward exchange contracts are recognized in the consolidated statement of operations as offsets to the exchange gains and losses on the hedged transactions. The impact of these foreign exchange contracts was not material to the results of operations for the three and nine months ended July 2, 2005 and June 26, 2004. We also utilize foreign currency forward and option contracts to hedge certain forecasted foreign currency sales and cost of sales (“cash flow hedges”). Gains and losses on these contracts related to the effective portion of the hedges are recorded in other comprehensive income until the forecasted transactions occur. Gains and losses related to the ineffective portion of the hedges are immediately recognized in the Consolidated Statement of

Operations. At July 2, 2005, we had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $137.1 million. The net unrealized gain on the contracts at July 2, 2005 is not material and is recorded in prepaid expenses and other on the consolidated balance sheets. The impact of these foreign exchange contracts was not material to the results of operations for the three and nine months ended July 2, 2005 and June 26, 2004.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As reported in our most recent Annual Report on Form 10-K for the fiscal year ended October 2, 2004, in connection with the audit of our consolidated financial statements for the year ended October 2, 2004, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of a company’s internal controls, our management and our independent registered public accounting firm, KPMG LLP, reported to our audit committee the identification of a “material weakness” (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls. Although the Company has commenced corrective actions to remediate on an ongoing basis the material weakness as described in our most recent Annual Report on Form 10-K, the material weakness continues to exist as of July 2, 2005. The Company’s management, including the CEO and CFO, has concluded that, except for the material weakness described above, and taking into account the efforts to address the material weakness, that as of July 2, 2005 our disclosure controls and procedures were designed and were functioning effectively so as to provide reasonable assurance that material information about us and our subsidiaries required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

We have designed and have begun the process of implementing certain changes in our internal controls over financial reporting that are intended to address the material weakness noted above and to otherwise improve and strengthen our financial reporting process. The changes to our internal controls that we are implementing include new accounting procedures for significant financial accounts, new systems, policies and procedures for reconciling all the Company’s balance sheet accounts, and resolving in a timely manner, any reconciling items identified in the process and new processes and tools to properly record intercompany transactions and reconcile intercompany accounts in a timely and accurate manner. Under our new processes and procedures, every balance sheet account, including intercompany accounts, will have an individual that is responsible for the timely and periodic balancing and reconciliation of such accounts. The new systems and procedures which we are implementing are designed to provide these individuals, and our overall finance organization with the ability to facilitate timely account reconciliations and transaction recording. Finally, with regards to accounting responsibilities, we have hired additional qualified personnel many of which are certified public accountants. Additionally, we have provided extensive training to both new and existing personnel on policies, procedures, and tools relevant to their areas of responsibility, including training to enable our personnel to use our new systems and procedures. We will continue to implement these changes and will also evaluate and test them to ensure they improve the effectiveness of internal control over financial reporting. While these improvements are significant, they are not yet fully implemented and are therefore not sufficiently mature. As a result, as indicated above, the material weakness continues to exist as of July 2, 2005.

In addition, we have been engaged in an ongoing process of identifying, documenting and testing our internal controls over financial reporting in anticipation of our required compliance with Section 404 of the Sarbanes-Oxley Act at the end of our 2005 fiscal year. Under Section 404 of the Sarbanes-Oxley Act, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting. We anticipate that we will make further changes to our internal controls as a result of our remediation activities and efforts to improve our overall processes.

Any system of internal controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the controls system’s objectives of facilitating timely and accurate recording of transactions and preventing errors or instances of fraud will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute certainty that all control gaps and instances of fraud will be detected and prevented. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the isolated acts of particular individuals, collusion among two or more individuals or management override of the controls. The design of any system of internal controls is based in part on certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

We are a party to certain legal proceedings that have arisen in the ordinary course of our business. We believe that the resolution of these proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 6.   Exhibits

(a)   Exhibits

Refer to item (c) below.

(c)          Exhibits

Exhibit Number		Description
3.1	(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.1.1	(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.1.2	(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001
3.1.3	(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.2	(5)	Amended and Restated Bylaws of the Registrant, dated December 1, 2003.
4.1	(6)	Indenture, dated as of February 24, 2005, among Registrant, certain subsidiaries of Registrant as guarantors thereunder and U.S. Bank National Association as trustee.
4.2	(7)	Exchange and Registration Rights Agreement, dated as of February 24, 2005, among Registrant, certain subsidiaries of Registrant and the initial purchasers party thereto.
4.3

Amendment No. 2 to Credit Guaranty Agreement, dated as of June 6, 2005, among Registrant, certain subsidiaries of the Registrant, the lenders party hereto, Citibank, N.A., as Collateral Agent, and Citicorp USA, Inc., as administrative agent

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
Date: August 10, 2005
	By:	/s/ DAVID L. WHITE
Executive Vice President and
Chief Financial Officer
Date: August 10, 2005

EXHIBIT INDEX

Exhibit Number		Description
3.1	(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.1.1	(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.1.2	(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001
3.1.3	(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.2	(5)	Amended and Restated Bylaws of the Registrant, dated December 1, 2003.
4.1	(6)	Indenture, dated as of February 24, 2005, among Registrant, certain subsidiaries of Registrant as guarantors thereunder and U.S. Bank National Association as trustee.
4.2	(7)	Exchange and Registration Rights Agreement, dated as of February 24, 2005, among Registrant, certain subsidiaries of Registrant and the initial purchasers party thereto.
4.3

Amendment No. 2 to Credit Guaranty Agreement, dated as of June 6, 2005, among Registrant, certain subsidiaries of the Registrant, the lenders party hereto, Citibank, N.A., as Collateral Agent, and Citicorp USA, Inc., as administrative agent

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