Form 10-Q
period 2005-12-31
SANMINA-SCI CORP
filed 2006-02-09
CIK 897723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

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

As of January 31, 2006, there were 532,168,271 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	October 1, 2005
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,011,098	$1,068,053
Short-term investments	28,178	57,281
Accounts receivable, net	1,612,325	1,477,401
Inventories	1,122,773	1,015,035
Deferred income taxes	39,107	42,767
Prepaid expenses and other current assets	104,142	86,620
Total current assets	3,917,623	3,747,157
Property, plant and equipment, net	606,895	662,101
Goodwill	1,654,126	1,689,198
Other intangible assets, net	33,658	35,907
Other non-current assets	80,363	81,874
Restricted cash	25,538	25,538
Total assets	$6,318,203	$6,241,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,259	$1,439
Accounts payable	1,636,397	1,559,172
Accrued liabilities	353,322	366,920
Accrued payroll and related benefits	141,141	146,687
Total current liabilities	2,132,119	2,074,218
Long-term liabilities:
Long-term debt, net of current portion	1,635,847	1,644,666
Other	152,774	143,873
Total long-term liabilities	1,788,621	1,788,539
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock $.01 par value, authorized 1,000,000 shares, 550,040 and 526,837 shares, issued and outstanding, respectively	5,475	5,457
Treasury stock, 18,834 and 18,853 shares, respectively, at cost	(188,200)	(188,519)
Additional paid-in capital	5,749,864	5,745,125
Accumulated other comprehensive income	25,623	36,886
Accumulated deficit	(3,195,299)	(3,219,931)
Total stockholders’ equity	2,397,463	2,379,018
Total liabilities and stockholders’ equity	$6,318,203	$6,241,775

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31, 2005	January 1, 2005
	(Unaudited)
	(In thousands, except per share data)

Net sales	$2,861,797	$3,252,706
Cost of sales	2,692,117	3,075,739
Gross profit	169,680	176,967
Operating expenses:
Selling, general and administrative	88,535	87,309
Research and development	8,917	7,490
Amortization of intangible assets	2,233	2,030
Integration costs	175	114
Restructuring costs	35,628	20,425
Total operating expenses	135,488	117,368

Operating income	34,192	59,599
Interest income	5,925	3,507
Interest expense	(34,248)	(30,056)
Other income, net	1,054	270
Interest and other expense, net	(27,269)	(26,279)

Income before income taxes and cumulative effect of accounting change	6,923	33,320
Provision for (benefit from) income taxes	(12,957)	8,954
Income before cumulative effect of accounting change	19,880	24,366
Cumulative effect of accounting change, net of tax	4,752	—
Net income	$24,632	$24,366

Income per share before cumulative effect of accounting change:
Basic	$0.04	$0.05
Diluted	$0.04	$0.05

Net income per share:
Basic	$0.05	$0.05
Diluted	$0.05	$0.05

Weighted average shares used in computing per share amounts:
Basic	524,311	519,205
Diluted	524,703	525,008

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31, 2005	January 1, 2005
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$24,632	$24,366
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Restructuring non-cash costs	15,585	1,982
Depreciation and amortization	35,170	47,706
Recovery of provision for doubtful accounts	(51)	(918)
Stock-based compensation	3,902	2,790
Cumulative effect of accounting change, net of tax	(4,752)	—
(Gain)/loss on disposal of property, plant and equipment	(1,177)	759
Proceeds from sale of accounts receivable	348,201	—
Other, net	307	959
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(487,179)	(95,214)
Inventories	(110,576)	88,901
Prepaid expenses and other current and non-current assets	9,648	(24,957)
Income tax accounts	(8,823)	5,294
Restricted cash	—	(8)
Accounts payable and accrued liabilities	108,866	480
Cash provided by (used in) operating activities	(66,247)	52,140
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of short-term investments	(16,562)	(14,160)
Proceeds from maturities and sale of short-term investments	45,432	7,034
Purchases of long-term investments	(128)	(314)
Purchases of property, plant and equipment	(22,546)	(14,742)
Proceeds from sale of property, plant and equipment	4,310	7,715
Cash paid for businesses acquired, net of cash acquired	(157)	(77,093)
Cash provided by (used in) investing activities	10,349	(91,560)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Payments of long-term debt	—	(12,119)
Payments of long-term liabilities	—	(715)
Payments of notes and credit facilities	(262)	(536)
Proceeds from sale of common stock	5,607	2,244
Cash provided by (used in) financing activities	5,345	(11,126)
Effect of exchange rate changes	(6,402)	(2,129)
Decrease in cash and cash equivalents	(56,955)	(52,675)
Cash and cash equivalents at beginning of period	1,068,053	1,069,447
Cash and cash equivalents at end of period	$1,011,098	$1,016,772

Supplemental disclosures of cash flow information:
Cash paid during the quarter
Interest	$1,159	$3,365
Income taxes	$9,078	$2,707

See accompanying notes.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Sanmina-SCI Corporation (“Sanmina-SCI”, “we”, “our”, “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all normal recurring adjustments and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation.

We operate on a 52- or 53-week fiscal year that ends on the Saturday nearest September 30. Fiscal year 2006 and 2005 are 52-week fiscal years in which the first quarter was a 13-week quarter. All general references to years relate to fiscal years unless otherwise noted.

The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended October 1, 2005, included in Sanmina-SCI’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Auction rate securities in the amount of $8.1 million have been reclassified from cash and cash equivalents to short-term investments as of  January 1, 2005. The purchases and sales of these auction rate securities have been reclassified in the Condensed Consolidated Statements of Cash Flows, which increased cash flows used in investing activities by $0.9 million for the quarter ended January 1, 2005.

Cash and cash equivalents and long-term debt decreased by approximately $13.0 million at January 1, 2005, which subsequently decreased payments of notes and credit facilities in the Condensed Consolidated Statements of Cash Flows by approximately $1.0 million for the quarter ended January 1, 2005 due to the reclassification of certain overdraft facilities to cash.

Recent Accounting Pronouncements.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretations (“FIN”) 47 as an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our financial position or results of operations.

Note 2.  Stock-Based Compensation

Effective October 2, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, “Share-Based Payment”, and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Prior to October 2, 2005, the Company accounted for equity compensation according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and therefore no related compensation expense was recorded in the statements of operations for awards granted with no intrinsic value. We adopted the modified prospective transition method pursuant to SFAS No. 123R, and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with equity compensation recognized in the first quarter of fiscal year 2006 now includes: 1) quarterly amortization related to the remaining unvested portion of all equity compensation awards granted prior to October 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, we record expense over the offering period and the vesting term, respectively, in connection with: 1) shares issued under our employee stock purchase plan and 2) restricted stock awards.  The compensation expense for stock based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight line method. Prior to our adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid.  For the quarter ended December 31, 2005, no excess tax benefits were generated from option exercises.  The Company recorded a cumulative effect adjustment for estimated forfeitures for previously issued restricted stock upon the adoption of SFAS No. 123R.

As a result of the adoption of SFAS No. 123R, our earnings from continuing operations before income taxes and cumulative effect of accounting change were $1.5 million lower and our net income for the quarter ended December 31, 2005 was $3.2 million higher, than under our previous accounting methodology for share-based compensation. In addition, we recorded a benefit from a cumulative effect of accounting change, net of tax of $4.8 million.

If compensation expense for the Company’s various equity compensation plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123, the Company’s pro forma net earnings, and basic and diluted earnings per common share for stock options granted prior to the adoption of SFAS No. 123R would have been as follows (in thousands, except for per share data):

Three Months
Ended
January 1, 2005
Net Earnings:
As reported	$24,366
Stock-based employee compensation expense included in reported net income, net of tax	2,036
Stock-based employee compensation expense determined under fair value method, net of tax	(13,838)
Pro forma	$12,564
Basic earnings per share:
As reported	$0.05
Pro forma	$0.02
Diluted earnings per share:
As reported	$0.05
Pro forma	$0.02

Total stock compensation expense for the first quarter of fiscal 2006 of $3.9 million represents $1.4 million of cost of sales, $2.4 million of selling, general and administrative expenses and $0.1 million of research and development. Total stock compensation expense recognized in the Condensed Consolidated Statement of Operations for the three month period ended January 1, 2005, was $2.4 million and represents $0.8 million of cost of sales and $1.6 million of selling, general and administrative expenses. These expenses were related to our restricted stock.

Stock Options

Our stock option plans provide our employees the right to purchase common stock at the fair market value of such shares on the grant date.  New hire options cliff vest 20% at the end of year one and then vest ratably each month, thereafter, for the remaining four years. Merit options vest ratably each month over a five-year period. The contract term of the options is ten years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected life of options is based on observed historical exercise patterns. The expected volatility is an equally weighted blend of implied volatilities from traded options on our stock having a life of more than one year and historical volatility over the expected life of the options. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that we have not paid any dividends and have no intention to pay dividends in the foreseeable future.

The assumptions used for the three months ended December 31, 2005 and January 1, 2005 are presented below:

	Three Months Ended
	December 31, 2005		January 1, 2005
Volatility	53%		60%
Risk-free interest rate	4.35%		3.64%
Dividend yield	0%		0%
Expected life of options	5.4 yea	rs	4.4 yea	rs

We recorded approximately $577,000 of compensation expense related to stock options for the quarter ended December 31, 2005 in accordance with SFAS No. 123R. A summary of stock option activity under the plans for the three months ended December 31, 2005 is presented as follows:

Summary Details for Plan Share Options

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value of In-The-Money Options ($)
Outstanding , October 1, 2005	57,238,066	8.98	—	—
Granted	2,289,700	4.12	—	—
Exercised	(1,809,700)	3.10	—	—
Cancelled/Forfeited/Expired	(1,905,146)	7.71	—	—
Outstanding, December 31, 2005	55,812,920	9.01	6.66	1,724,438
Exercisable, December 31, 2005	50,124,650	9.42	6.60	1,240,866

The weighted-average grant date fair value of stock options granted during the three months ended December 31, 2005 and January 1, 2005, was $2.16 and $5.01, respectively. The total intrinsic value of stock options exercised during the three months ended December 31, 2005 and January 1, 2005, was $2.4 million and $1.8 million, respectively. The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value of in-the-money options based on the Company’s closing stock price of $4.26 as of December 31, 2005, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options exercisable as of December 31, 2005 was 3.4 million and the weighted average exercise price was $3.89.

Had we applied the estimated forfeiture rate upon options at the date of grant that had been subject to previous pro-forma disclosure, we would have recognized a cumulative benefit, net of taxes, of approximately $4.6 million.

At December 31, 2005, an aggregate of 88.8 million shares were authorized for future issuance under our stock plans, which covers stock options, employee stock purchase plans, and restricted stock awards. A total of 31.4 million shares of common stock were available for grant under our stock option plans as of December 31, 2005. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

As of December 31, 2005, there was $4.4 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 3.7 years.

Employee Stock Purchase Plan

In fiscal 2003, the Board of Directors and stockholders of the Company approved the 2003 Employee Stock Purchase Plan (the “2003 ESPP”). The maximum number of shares of common stock available for issuance under the 2003 ESPP is nine million shares. Under the 2003 ESPP, employees may purchase, on a periodic basis, a limited number of shares of common stock through payroll deductions over a six-month period. The per share purchase price is 85% of the fair market value of the stock at the beginning or end of the offering period, whichever is lower.

We have treated the Employee Stock Purchase Plan as a compensatory plan and have recorded compensation expense of approximately $1.3 million for the quarter ended December 31, 2005 in accordance with SFAS No. 123R. No shares were purchased in the quarter ended December 31, 2005.

The assumptions used for the three months ended December 31, 2005 and January 1, 2005 are presented below:

	Three Months Ended
	December 31, 2005		January 1, 2005
Volatility	51%		60%
Risk-free interest rate	4.37%		3.64%
Dividend yield	0%		0%
Expected life	0.5 yea	rs	0.5 yea	rs

Restricted Stock Awards

We grant awards of restricted stock to executive officers, directors and certain management employees. The restricted stock awards cliff vest after four years.

Compensation expense computed under the fair value method for the three months ended December 31, 2005, and the intrinsic value method for the three months ended January 1, 2005, is being amortized over the vesting period and was approximately $1.9 million and $2.4 million, respectively.

The weighted-average grant date fair value of the restricted stock options granted in the three month period ended December 31, 2005 and January 1, 2005 was $4.37 and $7.43, respectively. At December 31, 2005, unrecognized cost related to restricted stock awards totaled approximately $12.7 million. These costs are expected to be recognized over a weighted average period of 1.9 years.

A one-time, non-cash benefit of approximately $4.8 million for estimated future forfeitures of restricted stock previously expensed was recorded as of the SFAS No. 123R implementation date as a one-time benefit cumulative effect of accounting change, net of tax. Pursuant to Accounting Principles Board Opinion No. 25 (“APB 25”), stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

A summary of the status of the Company’s nonvested shares as of December 31, 2005 and changes during the three month period ended December 31, 2005, are presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value ($)
Nonvested at October 1, 2005	3,845,292	9.82
Granted	50,000	4.37
Vested	—	—
Forfeited	(528,000)	10.44
Nonvested at December 31, 2005	3,367,292	9.64

Performance Restricted Share Plan

During the three month period ended December 31, 2005, the Company’s Compensation Committee approved the issuance of approximately 2.5 million performance restricted shares at a weighted-average grant date fair value of $4.02 per share to selected executives and other key employees. The vesting of the restricted shares is contingent upon meeting certain earnings per share targets.

The amount of compensation recognized for the three month period ended December 31, 2005 was not material to the Condensed Consolidated Statement of Operations.

Note 3.  Derivative Instruments and Hedging Activities

We enter into short-term foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less. At December 31, 2005 and October 1, 2005, we had open forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $421.8 million and $519.9 million, respectively. The net unrealized loss on the contracts at December 31, 2005 is not material and is recorded in accrued liabilities on the Condensed Consolidated Balance Sheets. Market value gains and losses on forward exchange contracts are recognized in the Condensed Consolidated Statement of Operations as offsets to the exchange gains and losses on the hedged transactions. The impact of these foreign exchange contracts was not material to the results of operations for the three months ended December 31, 2005.

We also utilized foreign currency forward and option contracts to hedge certain forecasted foreign currency sales and cost of sales referred to as cash flow hedges and these contracts typically expire within 12 months. Gains and losses on these contracts related to the effective portion of the hedges are recorded in other comprehensive income until the forecasted transactions occur. When the contracts expire, any amounts recorded in comprehensive income are reclassified to earnings. Gains and losses related to the ineffective portion of the hedges are immediately recognized on the Condensed Consolidated Statement of Operations. At December 31, 2005, we had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $69.6 million. The net unrealized gain on the contracts at December 31, 2005 is not material and is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The impact of the foreign currency forward and option contracts was not material to the results of operations for the three months ended December 31, 2005.

The fair value of interest rate swap transactions, with a notional amount of $1,150.0 million, were recorded in long-term liabilities with the corresponding decrease in the carrying value of long-term debt at December 31, 2005 and October 1, 2005 was $41.6 million and $32.7 million, respectively.

Our foreign exchange forward and option contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We minimize such risk by limiting our counterparties to major financial institutions. We do not expect material losses as a result of default by counterparties.

Note 4.  Inventories

The components of inventories, net of provisions, are as follows:

	As of
	December 31, 2005	October 1, 2005
	(In thousands)
Raw materials	$725,524	$654,384
Work-in-process	255,341	242,659
Finished goods	141,908	117,992
	$1,122,773	$1,015,035

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a significant impact on our results of operations or financial position.

Note 5.  Goodwill and Other Intangibles Assets

During fiscal 2005 year end, we realigned our reporting structure based on different types of manufacturing services offered to our customers.  As a result, our operating segments changed (refer to footnote 13 of the Notes to Condensed Consolidated Financial Statements). Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets”, the change in operating segments resulted in the identification of two new reportable units. In the previous fiscal year, our reporting units were based on geographical locations (domestic and international). Management is in the process of determining the allocation of goodwill for its two new reporting units (Personal Computing and Standard Electronic Manufacturing Services) using the relative fair value method. Total consolidated goodwill as of December 31, 2005 was $1,654 million. On a consolidated basis, goodwill decreased from $1,689 million to $1,654 million as a result of adjustments to goodwill of $37.7 million, offset by additions to goodwill of $2.7 million.

Adjustments to goodwill primarily represent a one-time favorable income tax adjustment relating to the conclusion of our U.S. tax audits with the Congressional Joint Committee on Taxation (refer to footnote 12 of the Notes to Condensed Consolidated Financial Statements). The conclusion of the tax audits resulted in a benefit of $27.9 million to the income tax provision and in addition, $36.1 million was recorded as an adjustment to goodwill for pre-merger tax items associated with SCI Systems, a subsidiary of the Company. The additions to goodwill are primarily due to contingent earnouts.

The gross and net carrying values of other intangible assets at December 31, 2005 and October 1, 2005 are as follows (in thousands):

	As of December 31, 2005			As of October 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets	$59,977	$(26,319)	$33,658	$59,977	$(24,070)	$35,907

The decrease in other intangible assets from October 1, 2005 to December 31, 2005 was due to amortization of approximately $2.2 million.

Estimated annual amortization expense for other intangible assets at December 31, 2005 is as follows:

Fiscal Years:	(In thousands)
2006 (remainder)	$6,079
2007	8,113
2008	8,113
2009	3,865
2010	2,209
2011	1,837
Thereafter	3,442
$33,658

Note 6.  Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting of comprehensive income and its components. SFAS No. 130 requires companies to report “comprehensive income” that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity.

The components of other comprehensive income for the three months ended December 31, 2005 and January 1, 2005 were as follows:

	Three Months Ended
	December 31, 2005	January 1, 2005
	(In thousands)
Net income	$24,632	$24,366
Other comprehensive income (loss):
Foreign currency translation adjustment	(11,047)	17,356
Unrealized holding gains (losses) on investments	(233)	299
Minimum pension liability	17	74
Comprehensive income	$13,369	$42,095

Accumulated other comprehensive income, net of tax as applicable, consists of the following:

	As of
	December 31, 2005	October 1, 2005
	(In thousands)
Foreign currency translation adjustment	$35,184	$46,231
Unrealized holding gains on investments and derivative financial instruments	7	240
Minimum pension liability	(9,568)	(9,585)
Total accumulated other comprehensive income	$25,623	$36,886

Note 7.  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. While the conceptual computation of earnings per share is not changed by SFAS No. 123R (“Share-Based Payment”), the inclusion of compensation cost will affect the mechanics of the calculation. The compensation cost will be recognized under SFAS No. 123R only for awards that are expected to vest (determined by applying the pre-vesting forfeiture rate assumption), all options or shares outstanding that have not been forfeited would be included in diluted earnings per share. The amount of stock-based compensation cost in the numerator includes a forfeiture rate assumption while the number of shares in the denominator does not.

Basic and diluted net earnings per common share for the quarter ended December 31, 2005, were not materially impacted by the change in accounting method.

The following table sets forth the calculation of basic and diluted income per share:

	Three Months Ended
	December 31, 2005	January 1, 2005
	(In thousands, except per share data)
Numerator:
Income before cumulative effect of accounting change	$19,880	$24,366
Cumulative effect of accounting change, net of tax	4,752	—
Net income	$24,632	$24,366

Denominator:
Weighted average number of shares—basic	524,311	519,205
Effect of dilutive potential common shares	392	5,803
Weighted average number of shares—diluted	524,703	525,008

Income per share before cumulative effect of accounting change
—basic	$0.04	$0.05
—diluted	$0.04	$0.05
Net income per share
—basic	$0.05	$0.05
—diluted	$0.05	$0.05

The following table summarizes the weighted average dilutive securities that were excluded from the above computation of diluted net income per share because their inclusion would have an anti-dilutive effect:

	Three Months Ended
	December 31, 2005	January 1, 2005
Employee stock options	54,058,124	39,556,239
Restricted stock	3,511,764	104,731
Shares issuable upon conversion of 4% notes	6,269	7,415,070
Shares issuable upon conversion of 3% notes	12,697,848	12,697,848
Total anti-dilutive shares	70,274,005	59,773,888

After-tax interest expense of $2.7 million and $9.3 million related to the Zero Coupon Convertible Subordinated Debentures and 3% Convertible Subordinated Notes for the three months ended December 31, 2005 and January 1, 2005, respectively, were not included in the computation of diluted income per share because to do so would be anti-dilutive.  In addition, the related share equivalents on conversion of the debt were not included as to do so would be anti-dilutive.

Note 8.  Debt

We entered into interest rate swaps to hedge our mix of short-term and long-term interest rate exposures resulting from certain of our outstanding debt obligations. The swaps were designated as fair value hedges under SFAS No. 133. Management believes that the interest rate swaps meet the criteria established by SFAS No. 133 for short cut accounting; therefore, no portion of the swaps are treated as ineffective. At December 31, 2005 and October 1, 2005, $41.6 million and $32.7 million, respectively, has been recorded in other long-term liabilities to record the fair value of the interest rate swap transactions, with a corresponding decrease to the carrying values of the 10.375% and 6.75% Notes, respectively on the Condensed Consolidated Balance Sheet.

We have up to $500 million available for borrowings under our senior secured credit facility which includes up to $150 million for letters of credit. We entered into an Amended and Restated Credit and Guaranty Agreement, dated as of December 16, 2005, among us, certain of our subsidiaries, as guarantors, and the lenders that are parties thereto from time to time (the “Restated Credit Agreement”). The Restated Credit Agreement amended and restated our Credit and Guaranty Agreement, dated as of October 26, 2004 (the “Original Credit Agreement”) among other things, to:

•                  Extend the maturity date from October 26, 2007 to December 16, 2008;

•                  Amend the leverage ratio;

•                  Permit us and the guarantors to sell domestic receivables pursuant to factoring or similar arrangements if certain conditions are met; and

•                  Revise the collateral release provisions.

At any time the aggregate face amount of domestic receivables sold by us and the guarantors together with any outstanding amounts exceeds the thresholds set forth in the Restated Credit Agreement, the revolving credit commitments for purposes of making loans and issuing letters of credit will be zero. The Restated Credit Agreement provides for the release of the security interests in our and the guarantors’ accounts receivable at such time as specified conditions are met, including that we have paid at least 85% of the original principal amount of our 10.375% Senior Secured Notes due 2010, the liens granted there under have been released and our credit ratings meet specified thresholds. The Restated Credit Agreement provides for the collateral (other than stock pledges and other collateral we request not to be released) to be released at such time as specified conditions are met, including that we have paid at least 85% of the principal amount of the SCI Systems 3% Convertible Subordinated Notes due 2007 and our credit ratings meet specified thresholds. If following the release of any portion of the collateral pursuant to the provisions of the credit agreement described above, our credit ratings fall below specified thresholds, then we are required to take such actions as are necessary to grant and perfect a security interest in the assets and properties that would at that time comprise the collateral if the relevant collateral documents were still in effect.

There are currently no loans outstanding under the senior secured credit facility as of December 31, 2005.

Note 9.  Sale of Accounts Receivable

Certain of the Company’s Subsidiaries have entered into agreements that permit them to sell specified accounts receivable. The purchase price for receivables sold under these Agreements is equal to 100% of its face amount less a discount charge (based on LIBOR plus a spread) for the period from the date the receivable is sold to its collection date. These agreements provide for a commitment fee based on the unused portion of the facility. Accounts receivable sales under these Agreements was $348.2 million for the three month period ended December 31, 2005. The sold receivables are subject to certain limited recourse provisions. As of December 31, 2005, $193.0 million of sold accounts receivable remain subject to certain recourse provisions. We have not experienced any credit losses under these recourse provisions.

Note 10.  Commitments and Contingencies

Environmental Matters.  Primarily as a result of certain of our acquisitions, we have exposures associated with environmental contamination at facilities. These exposures include ongoing investigation and remediation activities at a number of sites.

We use an environmental consultant to assist in evaluating the environmental costs of the companies that we acquire as well as those associated with our ongoing operations, site contamination issues and historical disposal activities in order to establish appropriate accruals in our financial statements. As of December 31, 2005 and October 1, 2005, we had accrued $12.2 million and $13.5 million, respectively, for such environmental liabilities, which is recorded as other long-term liabilities in the Condensed Consolidated Balance Sheets.

Warranty Reserve.  The following tables summarize the warranty reserve balance:

Balance as of			Balance as of
October 1,	Additions to	Accrual	December 31,
2005	Accrual	Utilized	2005
	(in thousands)
$20,867	$2,938	$(401)	$23,404

Balance as of			Balance as of
October 2,	Additions to	Accrual	January 1,
2004	Accrual	Utilized	2005
	(in thousands)
$15,827	$3,687	$(3,291)	$16,223

Litigation and other contingencies.  From time to time, we are a party to litigation and other contingencies, including examinations by taxing authorities, which arise in the ordinary course of business. We believe that the resolution of such litigation and other contingencies will not materially harm our business, financial condition or results of operations.

Note 11.  Restructuring Costs

Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations when a liability is incurred, pursuant to SFAS No. 146 and pursuant to SFAS No. 112, restructuring costs are recorded when probable and estimatable. Accrued restructuring costs are included in “accrued liabilities” in the Condensed Consolidated Balance Sheets. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 through the first quarter of fiscal year 2006:

	Employee Termination Benefits	Lease and Contract Termination Costs	Other Restructuring Costs	Impairment of Fixed Assets	Total
			(In thousands)
	Cash	Cash	Cash	Non-Cash
Balance at September 27, 2003	$3,870	$1,462	$—	$—	$5,332
Charges to operations	59,076	11,186	18,890	18,079	107,231
Charges utilized	(45,618)	(9,677)	(18,848)	(18,079)	(92,222)
Reversal of accrual	(1,832)	(1,384)	—	—	(3,216)
Balance at October 2, 2004	15,496	1,587	42	—	17,125
Charges to operations	84,651	14,070	6,404	6,932	112,057
Charges utilized	(64,823)	(12,533)	(6,446)	(6,932)	(90,734)
Reversal of accrual	(2,508)	—	—	—	(2,508)
Balance at October 1, 2005	32,816	3,124	—	—	35,940
Charges to operations	16,364	792	2,704	15,324	35,184
Charges utilized	(12,233)	(108)	(2,704)	(15,324)	(30,369)
Reversal of accrual	(331)	—	—	—	(331)
Balance at December 31, 2005	$36,616	$3,808	$—	$—	$40,424

During the three month period ended December 31, 2005, we recorded restructuring charges of approximately $34.9 million (net of $331,000 reversal of accrual) related to our phase three restructuring plan. These charges included employee termination benefits of approximately $16.4 million, lease and contract termination costs of approximately $792,000, other restructuring costs of approximately $2.7 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $15.3 million pursuant to SFAS No. 144, “Impairment of Long-Lived Assets”, mainly consisting of a building complex.  These facilities have been reclassified as assets held for sale and included in Prepaid Expenses and Other Current Assets in our Condensed Consolidated Balance Sheets. The employee termination benefits were related to involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $12.2 million of employee termination benefits were utilized and 1,763 employees were terminated during the three months ended December 31, 2005 pursuant to this restructuring plan. We also utilized $108,000 of lease and contract termination costs and $2.7 million of the other restructuring costs during the three month period ended December 31, 2005. In addition, we reversed $331,000 of employee termination benefits due to completion of our restructuring plan in one of our plants.

In fiscal 2005, we recorded charges of approximately $109.5 million (net of $2.5 million reversal of accrual) related to restructuring activities pursuant to SFAS No. 146 and SFAS No. 112, of which $106.5 million related to our phase three restructuring plan and $3.0 million related to our phase two restructuring plan. These charges included employee termination benefits of approximately $84.7 million, lease and contract termination costs of approximately $14.1 million, other restructuring costs of approximately $6.4 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $6.9 million consisting of excess facilities and equipment to be disposed of. The employee termination benefits were related to the involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $64.8 million of employee termination benefits were utilized and total of approximately 11,800 employees were terminated in fiscal 2005. We also utilized $12.5 million of lease and contract termination costs and $6.4 million of the other restructuring costs in fiscal 2005. We incurred charges to operations of $6.9 million in fiscal 2005 for the impairment of excess fixed assets at the vacated facilities, all of which were utilized as of October 1, 2005. We reversed approximately $2.5 million of accrued employee termination benefits.  The reversal of the accrual was a result of the changes in estimates and economic circumstances.

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

Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the Condensed Consolidated Statements of Operations generally at the commitment date.  The accrued restructuring costs are included in “accrued liabilities” in the Condensed Consolidated Balance Sheets.  Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 and SFAS No. 112 through the first quarter of fiscal year 2006:

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
		(In thousands)
	Cash	Cash	Non-Cash
Balance at September 27, 2003	$9,739	$14,490	$—	$24,229
Charges to operations	4,071	35,730	3,500	43,301
Charges utilized	(5,533)	(28,279)	(3,500)	(37,312)
Reversal of accrual	(7,050)	(7,016)	—	(14,066)
Balance at October 2, 2004	1,227	14,925	—	16,152
Charges to operations	2,285	2,522	4,107	8,914
Charges utilized	(3,010)	(7,890)	(4,107)	(15,007)
Balance at October 1, 2005	502	9,557	—	10,059
Charges to operations	—	514	261	775
Charges utilized	—	(1,261)	(261)	(1,522)
Balance at December 31, 2005	$502	$8,810	$—	$9,312

The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

Fiscal 2002 Plans

September 2002 Restructuring.  During the three month period ended December 31, 2005, we utilized approximately $475,000 of accrued costs related to the shutdown of facilities.  Approximately $27,000 was charged to operations and utilized due to the write-off of impaired fixed assets.  There were no employees terminated during the three month period ended December 31, 2005 pursuant to this restructuring plan.

In fiscal 2005, we recorded charges to operations of approximately $203,000 and utilized $216,000 for employee severance expenses.  There was no reduction of work force during fiscal 2005 pursuant to this restructuring plan.  In fiscal 2005, we also recorded charges to operations of approximately $544,000 and utilized approximately $2.7 million for non-cancelable lease payments, lease termination costs and related costs for the shutdown of facilities.  In addition, $800,000 was charged to operations and utilized due to the impairment of fixed assets to be disposed of.  The closing of the plants discussed above as well as employee terminations and other related activities have been completed, however, the leases of the related facilities expire in 2009; therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are incurred.

In fiscal 2004, we recorded charges to operations of approximately $1.9 million and utilized $2.6 million for employee severance expenses. Approximately 10 employees were terminated during fiscal 2004. In fiscal 2004, we also recorded charges to operations of approximately $26.7 million and utilized approximately $16.1 million for non-cancelable lease payments, lease termination costs and related costs for the shutdown of facilities. In addition, in fiscal 2004 we reversed approximately $3.6 million of accrued employee severance due to lower than anticipated payments at various plants and approximately $5.8 million of accrued facilities shutdown costs due to a change in use of the facilities or greater sublease income than anticipated. We also incurred and utilized charges to operations of $3.7 million related to the impairment of buildings and leasehold improvements at permanently vacated facilities in fiscal 2004.

October 2001 Restructuring.  There were no significant activities incurred during the first quarter of fiscal year 2006.

In fiscal 2005, we recorded charges to operations of approximately $2.0 million for employee severance costs, of which $1.9 million was related to the settlement of a pension plan.  We also recorded approximately $82,000 for non-cancelable lease payments and other costs related to the shutdown of facilities. We utilized accrued severance charges of approximately $2.7 million and accrued facilities shutdown related charges of $811,000 in fiscal 2005. In addition, we incurred and utilized charges of $633,000 in fiscal 2005 related to write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated.  Manufacturing activities at the facilities affected by this plan ceased in fiscal year 2003 or prior; however, final payments of accrued costs may not occur until later periods.

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

Fiscal 2001 Plans

July 2001 Restructuring.  During the three month period ended December 31, 2005, we recorded approximately $662,000 and utilized approximately $804,000 of accrued costs related to the shutdown of facilities.  We also recorded charges to operations and fully utilized $234,000 for write-off of impaired fixed assets.

In fiscal 2005, we recorded approximately $43,000 and utilized approximately $100,000 of accrued severance.  In addition, we recorded approximately $1.9 million and utilized approximately $3.5 million of accrued costs related to the shutdown of facilities.  We also incurred and utilized $2.7 million for the impairment of fixed assets to be disposed of.  Manufacturing activities at the plants affected by this plan had ceased by the fourth quarter of fiscal 2002; however, the leases of the related facilities expire between 2005 and 2010, therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

In fiscal 2004, we recorded approximately $4.1 million and utilized approximately $7.7 million of accrued costs related to the shutdown of facilities.  In addition, we recorded charges to operations of approximately $1.1 million, utilized $164,000 and reversed approximately $2.1 million of accrued severance due to lower than anticipated payments in fiscal 2004.

Cost associated with restructuring activities related to purchase business combinations are accounted for in accordance with EITF 95-3.  Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 through the first quarter of fiscal year 2006:

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
		(In thousands)
	Cash	Cash	Non-Cash
Balance at September 27, 2003	$12,052	$13,612	$—	$25,664
Additions to restructuring accrual	10,858	—	6,024	16,882
Accrual utilized	(20,826)	(11,434)	(6,024)	(38,284)
Balance at October 2, 2004	2,084	2,178	—	4,262
Accrued utilized	(773)	(393)	—	(1,166)
Balance at October 1, 2005	1,311	1,785	—	3,096
Accrued utilized	(25)	(1,623)	—	(1,648)
Balance at December 31, 2005	$1,286	$162	$—	$1,448

The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

Other Acquisition Related Restructuring Actions.  In fiscal 2004, we utilized $6.6 million of accrued severance to terminate 60 employees.  In addition, we recorded charges to the restructuring liability of $10.9 million, and utilized $10.8 million, related to employee terminations. The charges were related to the elimination of approximately 340 employees.  We also recorded and utilized charges to the restructuring liability of approximately $6.0 million related to excess machinery and equipment to be disposed of.

SCI Acquisition Restructuring.  During the three month period ended December 31, 2005, we utilized $25,000 related to employee severance and utilized $1.6 million of accrued facility costs due to expiration of leases.

In fiscal 2005, we utilized $731,000 related to employee severance and utilized $393,000 due to facilities shutdown.  In fiscal 2004, we utilized a total of approximately $11.4 million of facilities related accruals and $3.4 million of accrued severance.

At the end of fiscal 2005, we realigned our reporting structure based on different types of manufacturing services offered to our customers. As a result, our operating segments have changed resulting in the identification of two new reportable segments (Standard Electronic Manufacturing Services and Personal Computing). The following table summarizes the total restructuring costs incurred with respect to our reported segments through the first quarter of fiscal year 2006 (in thousands):

	December 31, 2005	January 1, 2005
Personal Computing	$20,701	$1,361
Standard Electronic Manufacturing Services	14,927	19,064
Total	$35,628	20,425

Cash	$20,042	$18,442
Non-cash	15,586	1,983
Total	$35,628	$20,425

Note 12.  Income Taxes

For the three months ended December 31, 2005, the Company recorded an income tax benefit of $13.0 million. The income tax benefit for the three months ended December 31, 2005 included a one-time favorable income tax adjustment of $27.9 million relating to previously accrued income taxes that were reversed as a result of a settlement reached with the U.S. Internal Revenue Service.  The settlement was in relation to certain U.S. tax audits. Notification of approval of the settlement by the Congressional Joint Committee on Taxation was received following the filing of the Company’s Annual Report on Form 10-K for fiscal 2005.  The total adjustment to previously accrued income taxes was $64.0 million of which $27.9 million was recorded as an income tax benefit to earnings.  The remaining $36.1 million was recorded as an adjustment to goodwill for pre-merger tax items associated with SCI Systems, a subsidiary of the Company.

Note 13.  Business Segment, Geographic and Customer Information

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance.

During fiscal 2005 year end, we realigned our reporting structure based on different types of manufacturing services offered to our customers. As a result, our operating segments have changed resulting in the identification of two new reportable segments (Standard Electronic Manufacturing Services and Personal Computing). Certain of our segments have been aggregated.  Prior to the fourth quarter of fiscal 2005, we reported our segment information based on geographical locations (domestic and international).  As required by SFAS No. 131, the prior year information in this footnote has been restated to conform to the current year’s presentation.

The following table presents information about reportable segments for the following fiscal years:

	Three Months Ended
	December 31, 2005	January 1, 2005(restated)
	(In thousands)
Net sales:
Standard Electronic Manufacturing Services	$1,911,570	$1,978,623
Personal Computing	950,227	1,274,083
Total net sales	$2,861,797	$3,252,706

Gross profit:
Standard Electronic Manufacturing Services	$151,911	$144,665
Personal Computing	17,769	32,302
Total gross profit	$169,680	$176,967

One customer in the Personal Computing reporting segment that accounted for less than 10% of total consolidated revenues for fiscal year ended October 1, 2005, accounted for 12.1% of consolidated revenue for the three month period ended December 31, 2005. For the quarters ended December 31, 2005 and January 1, 2005, there were no inter-segment sales between Standard Electronic Manufacturing Services and Personal Computing.

The following summarizes financial information by geographic segment:

	Three Months Ended
	December 31, 2005	January 1, 2005
	(In thousands)
Net sales:
Domestic	$723,301	$734,100
International	2,138,496	2,518,606
Total net sales	$2,861,797	$3,252,706

	Three Months Ended
	December 31, 2005	January 1, 2005
	(In thousands)
Gross Profit:
Domestic	$53,420	$48,208
International	116,260	128,759
Total gross profit	$169,680	$176,967

Note 14.  Subsequent Events

On January 30, 2006, the Company priced an offering of $600 million aggregate principal amount of 8.125% Senior Subordinated Notes due 2016.  The issue price of the notes is 100% and the offering is expected to close on February 15, 2006. The Company has commenced a cash tender offer and consent solicitation for any and all $750 million aggregate principal amount of its outstanding 10.375% Senior Secured Notes due 2010 (the “10.375% Notes”). The tender offer will be financed with the proceeds of the offering of senior subordinated notes together with up to approximately $250 million of cash on hand.

In connection with the tender offer, the Company is soliciting consents to proposed amendments to the indenture governing the 10.375% Notes, which would eliminate substantially all of the restrictive covenants and certain events of default in the indenture.

The tender offer and consent solicitation are subject to the satisfaction of certain conditions, including the receipt of sufficient financing to consummate the tender offer and consent solicitation on terms satisfactory to the Company and the receipt of consents from holders of a majority in principal amount of the outstanding 10.375% Notes. The closing of the offering of the senior subordinated notes is subject to customary closing conditions.

As a result of the extinguishment of the 10.375% Notes, assuming the entire $750 million of 10.375% Notes are tendered, the Company will record a charge for loss on debt extinguishment and conversion totaling approximately $115 million during the quarter ending April 1, 2006, comprised of the non-cash charges for the write-off of debt issuance costs totaling approximately $15 million and approximately $100 million for cash redemption, interest rate swap unwind cost and transaction costs.

Note 15.  Supplemental Guarantors Condensed Consolidating Financial Information

On December 23, 2002, Sanmina-SCI issued $750.0 million of its 10.375% Notes as part of a refinancing transaction.

The condensed consolidating financial statements are presented below and should be read in connection with our consolidated financial statements. Separate financial statements of the Guarantors are not presented because (i) the Guarantors are wholly-owned and have fully and unconditionally guaranteed the 10.375% Notes on a joint and several basis, and (ii) Sanmina-SCI’s management has determined such separate financial statements are not material to investors. There are no significant restrictions on the ability of Sanmina-SCI or any Guarantor to obtain funds from its subsidiaries by dividend or loan.

The following condensed consolidating financial information presents: the Condensed Consolidating Balance Sheets as of December 31, 2005 and October 1, 2005, and the Condensed Consolidating Statements of Operations and Statements of Cash Flows for the three month periods ended December 31, 2005 and January 1, 2005 of (a) Sanmina-SCI, the parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Sanmina-SCI with the guarantor subsidiaries and the non-guarantor subsidiaries; and (e) Sanmina-SCI, the guarantor subsidiaries and the non-guarantor subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany sales.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2005

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$415,967	$14,024	$581,107	$—	$1,011,098
Short-term investments	28,178	—	—	—	28,178
Accounts receivable, net	95,364	277,609	1,239,352	—	1,612,325
Accounts receivable—intercompany	213,251	—	—	(213,251)	—
Inventories	92,209	333,858	696,706	—	1,122,773
Deferred income taxes	—	—	39,107	—	39,107
Prepaid expenses and other current assets	24,910	7,253	71,979	—	104,142
Total current assets	869,879	632,744	2,628,251	(213,251)	3,917,623
Property, plant and equipment, net	116,266	97,622	393,007	—	606,895
Goodwill	15,463	571,836	1,066,827	—	1,654,126
Other intangible assets, net	—	29,659	3,999	—	33,658
Intercompany accounts	493,164	454,594	—	(947,758)	—
Investment in subsidiaries	2,356,357	1,615,911	—	(3,972,268)	—
Other non-current assets	39,446	24,199	16,718	—	80,363
Restricted cash	25,538	—	—	—	25,538
Total assets	$3,916,113	$3,426,565	$4,108,802	$(5,133,277)	$6,318,203

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$830	$—	$429	$—	$1,259
Accounts payable	187,314	432,842	1,016,241	—	1,636,397
Accounts payable—intercompany	—	181,767	31,484	(213,251)	—
Accrued liabilities	111,415	58,478	183,429	—	353,322
Accrued payroll and related benefits	49,801	15,122	76,218	—	141,141
Total current liabilities	349,360	688,209	1,307,801	(213,251)	2,132,119
Long-term liabilities:
Long-term debt, net of current portion	1,111,415	523,010	1,422	—	1,635,847
Intercompany accounts noncurrent	—	—	947,758	(947,758)	—
Other	57,875	51,113	43,786	—	152,774
Total long-term liabilities	1,169,290	574,123	992,966	(947,758)	1,788,621
Stockholders’ equity:
Common stock	5,475	70,558	337,115	(407,673)	5,475
Other stockholders’ equity accounts	2,391,988	2,093,675	1,470,920	(3,564,595)	2,391,988
Total stockholders’ equity	2,397,463	2,164,233	1,808,035	(3,972,268)	2,397,463
Total liabilities and stockholders’ equity	$3,916,113	$3,426,565	$4,108,802	$(5,133,277)	$6,318,203

CONDENSED CONSOLIDATING BALANCE SHEET

As of October 1, 2005

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$303,510	$6,674	$757,869	$—	$1,068,053
Short-term investments	57,281	—	—	—	57,281
Accounts receivable, net	35,125	286,304	1,155,972	—	1,477,401
Accounts receivable—intercompany	226,786	—	—	(226,786)	—
Inventories	100,291	303,989	610,755	—	1,015,035
Deferred income taxes	—	—	42,767	—	42,767
Prepaid expenses and other current assets	32,876	7,278	46,466	—	86,620
Total current assets	755,869	604,245	2,613,829	(226,786)	3,747,157
Property, plant and equipment, net	124,869	94,308	442,924	—	662,101
Goodwill	15,463	604,618	1,069,117	—	1,689,198
Other intangible assets, net	214	31,546	4,147	—	35,907
Intercompany accounts	589,306	477,857	—	(1,067,163)	—
Investment in subsidiaries	2,356,523	1,534,381	—	(3,890,904)	—
Other non-current assets	39,856	24,755	17,263	—	81,874
Restricted cash	25,538	—	—	—	25,538
Total assets	$3,907,638	$3,371,710	$4,147,280	$(5,184,853)	$6,241,775

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$830	$—	$609	$—	$1,439
Accounts payable	207,878	380,756	970,538	—	1,559,172
Accounts payable—intercompany	—	199,309	27,477	(226,786)	—
Accrued liabilities	100,069	94,280	172,571	—	366,920
Accrued payroll and related benefits	50,567	17,363	78,757	—	146,687
Total current liabilities	359,344	691,708	1,249,952	(226,786)	2,074,218
Long-term liabilities:
Long-term debt, net of current portion	1,120,542	522,572	1,552	—	1,644,666
Intercompany accounts noncurrent	—	—	1,067,163	(1,067,163)	—
Other	48,734	52,157	42,982	—	143,873
Total long-term liabilities	1,169,276	574,729	1,111,697	(1,067,163)	1,788,539
Stockholders’ equity:
Common stock	5,457	70,558	337,115	(407,673)	5,457
Other stockholders’ equity accounts	2,373,561	2,034,715	1,448,516	(3,483,231)	2,373,561
Total stockholders’ equity	2,379,018	2,105,273	1,785,631	(3,890,904)	2,379,018
Total liabilities and stockholders’ equity	$3,907,638	$3,371,710	$4,147,280	$(5,184,853)	$6,241,775

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended December 31, 2005

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
Net sales	$184,564	$598,581	$2,238,145	$(159,493)	$2,861,797
Cost of sales	169,821	559,904	2,121,885	(159,493)	2,692,117
Gross profit	14,743	38,677	116,260	—	169,680

Operating expenses:
Selling, general and administrative and research and development	14,902	47,033	35,517	—	97,452
Amortization of intangible assets	912	1,182	139	—	2,233
Integration costs	—	15	160	—	175
Restructuring costs	2,760	436	32,432	—	35,628
Total operating expenses	18,574	48,666	68,248	—	135,488
Operating income (loss)	(3,831)	(9,989)	48,012	—	34,192
Interest income	2,727	801	2,397	—	5,925
Interest expense	(29,316)	(4,479)	(453)	—	(34,248)
Intercompany income (expense), net	12,978	(3,653)	(9,325)	—	—
Other income (expense), net	7,737	(1,855)	(4,828)	—	1,054
Other expense, net	(5,874)	(9,186)	(12,209)	—	(27,269)

Income (loss) before income taxes, cumulative effect of accounting changes and equity in income (loss) of subsidiaries	(9,705)	(19,175)	35,803	—	6,923
Provision for (benefit from) income taxes	(25,071)	(741)	12,855	—	(12,957)
Income (loss) before cumulative effect of accounting changes and equity in income (loss) of subsidiaries	15,366	(18,434)	22,948	—	19,880
Cumulative effect of accounting changes, net of tax	4,752	—	—	—	4,752
Equity in income (loss) of subsidiaries	4,514	78,076	—	(82,590)	—
Net income (loss)	$24,632	$59,642	$22,948	$(82,590)	$24,632

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended January 1, 2005

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
Net sales	$196,709	$1,012,395	$2,597,410	$(553,808)	$3,252,706
Cost of sales	194,762	966,134	2,468,651	(553,808)	3,075,739
Gross profit	1,947	46,261	128,759	—	176,967

Operating expenses:
Selling, general and administrative and research and development	6,392	35,229	53,178	—	94,799
Amortization of intangible assets	847	1,183	—	—	2,030
Integration costs	—	28	86	—	114
Restructuring costs	7,576	4,499	8,350	—	20,425
Total operating expenses	14,815	40,939	61,614	—	117,368
Operating income (loss)	(12,868)	5,322	67,145	—	59,599

Interest income	1,309	121	2,077	—	3,507
Interest expense	(24,206)	(4,505)	(1,345)	—	(30,056)
Intercompany income (expense), net	14,133	(7,788)	(6,345)	—	—
Other income (expense), net	(8,970)	9,211	29	—	270
Other expense, net	(17,734)	(2,961)	(5,584)	—	(26,279)

Income (loss) before income taxes and equity in income (loss) of subsidiaries	(30,602)	2,361	61,561	—	33,320
Provision for (benefit from) income taxes	(11,899)	918	19,935	—	8,954
Equity in income (loss) of subsidiaries	43,069	60,064	—	(103,133)	—
Net income (loss)	$24,366	$61,507	$41,626	$(103,133)	$24,366

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended December 31, 2005

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
Cash provided by (used in) operating activities	$(25,335)	$8,483	$(49,395)	$—	$(66,247)
Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(16,562)	—	—	—	(16,562)
Proceeds from maturities and sales of short-term investments	45,432	—	—	—	45,432
Purchases of long term investments	(128)	—	—	—	(128)
Purchases of property, plant and equipment	(302)	(3,807)	(18,437)	—	(22,546)
Proceeds from sale of property, plant and equipment	411	1,258	2,641	—	4,310
Cash paid for businesses acquired, net	5	(168)	6	—	(157)
Cash provided by (used in) investing activities	28,856	(2,717)	(15,790)	—	10,349
Cash flows provided by (used in) financing activities:
Payments of notes and credit facilities	—	—	(262)	—	(262)
Proceeds from sale of common stock	5,607	—	—	—	5,607
Proceeds from (repayment of) intercompany debt	103,328	1,584	(104,912)	—	—
Cash provided by (used in) financing activities	108,935	1,584	(105,174)	—	5,345
Effect of exchange rate changes	—	—	(6,402)	—	(6,402)
Increase (decrease) in cash and cash equivalents	112,456	7,350	(176,761)	—	(56,955)
Cash and cash equivalents at beginning of period	303,511	6,674	757,868	—	1,068,053
Cash and cash equivalents at end of period	$415,967	$14,024	$581,107	$—	$1,011,098

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended January 1, 2005

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
Cash provided by (used in) operating activities	$124,375	$(28,057)	$(44,178)	$—	$52,140
Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(14,160)	—	—	—	(14,160)
Proceeds from maturities and sales of short-term investments	7,034	—	—	—	7,034
Purchases of long term investments	(314)	—	—	—	(314)
Purchases of property, plant and equipment	(1,593)	(1,919)	(11,230)	—	(14,742)
Proceeds from sale of property, plant and equipment	21	2,928	4,766	—	7,715
Cash paid for businesses acquired, net	(2,526)	—	(74,567)	—	(77,093)
Cash provided by (used in) investing activities	(11,538)	1,009	(81,031)	—	(91,560)
Cash flows provided by (used in) financing activities:
Payments of notes and credit facilities	—	(197)	(339)	—	(536)
Payments of long-term debt	—	—	(12,119)	—	(12,119)
Payment of long-term liabilities	(344)	(371)	—	—	(715)
Proceeds from sale of common stock	2,244	—	—	—	2,244
Proceeds from (repayment of) intercompany debt	(51,725)	17,190	34,535	—	—
Cash provided by (used in) financing activities	(49,825)	16,622	22,077	—	(11,126)
Effect of exchange rate changes	—	—	(2,129)	—	(2,129)
Increase (decrease) in cash and cash equivalents	63,012	(10,426)	(105,261)	—	(52,675)
Cash and cash equivalents at beginning of period	448,464	68,963	552,020	—	1,069,447
Cash and cash equivalents at end of period	$511,476	$58,537	$446,759	$—	$1,016,772

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

Overview

We are a leading independent global provider of customized, integrated electronics manufacturing services, or EMS. Our revenue is generated from sales of our services primarily to original equipment manufacturers, or OEMs, in the communications, enterprise computing and storage, personal and business computing, multimedia, medical, industrial and semiconductor capital equipment, defense and aerospace and automotive industries. We also generate sales from our original design manufacturing, or ODM, products where we design and develop servers and storage systems targeted to major OEMs. Our engineering services mainly focus on high-end products and we provide end-to-end design capacities for printed circuit board design, backplane design, enclosure design, full system and final system design.

A relatively small number of customers historically have been responsible for a significant portion of our net sales. Sales to our ten largest customers accounted for 64.3% and 69.3% of our net sales for the three months ended December 31, 2005 and January 1, 2005, respectively, and our two largest customers each accounted for 10% or more of our net sales during those periods.

During the three month periods ended December 31, 2005 and January 1, 2005, 74.7% and 77.4% respectively, of our consolidated net sales were derived from non-U.S. operations. We expect that a significant majority of the Company’s revenue will continue to be derived from our non-U.S. Operations.

Historically, we have had substantial recurring sales from existing customers. We have also expanded our customer base through acquisitions. We typically enter into supply agreements with our major OEM customers. These agreements generally have terms ranging from three to five years and cover the manufacturing of a range of products. Under these agreements, a customer typically agrees to purchase its requirements for particular products in particular geographic areas from us. These agreements generally do not obligate the customer to purchase minimum quantities of products. In some circumstances our supply agreements with customers provide for cost reduction objectives during the term of the agreement.

We have experienced fluctuations in gross margins in the past and may continue to in the future. Fluctuations in our gross margins may be caused by a number of factors, including pricing, changes in product mix, competitive pressures and transition of manufacturing to lower cost locations.

Recent Accounting Pronouncements

In March 2005, the FASB issued FIN 47 as an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations”. This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN

47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our financial position or results of operations.

Summary Results of Operations

Approximately $324 million of this decline in sales was due to decreased demand from existing customers in our personal computing sector. The remainder of the decrease was due primarily to declines in revenue from our communications and industrial sectors.

The following table sets forth, for the periods indicated, key operating results (in thousands):

	Three Months Ended
	December 31, 2005	January 1, 2005
	(In thousands)
Net sales	$2,861,797	$3,252,706
Gross profit	169,680	176,967

Key performance measures

The following table sets forth, for the periods indicated, certain key performance measures that management utilizes to assess operating results:

	Three Months Ended
	December 31, 2005	October 1, 2005	January 1, 2005
Days sales outstanding(1)	51	48	50
Inventory turns(2)	9.6	10.3	12.3
Accounts payable days(3)	55	54	48
Cash cycle days(4)	33	29	31

(1)               Days sales outstanding is calculated as the ratio of ending accounts receivable, net, for the quarter divided by average daily net sales for the quarter.

(2)               Inventory turns are calculated as the ratio of four times our cost of sales for the quarter divided by inventory at period end.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate the process used to develop estimates for certain reserves and contingent liabilities, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.

For a complete description of our key critical accounting policies and estimates, refer to our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2005.

Results of Operations

The following table sets forth, for the three months ended December 31, 2005 and January 1, 2005, certain items in the Condensed Consolidated Statement of Operations expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

	Three Months Ended
	December 31, 2005	January 1, 2005
Net sales	100.0%	100.0%
Cost of sales	94.1	94.6
Gross margin	5.9	5.4
Operating expenses:
Selling, general and administrative	3.1	2.7
Research and development	0.3	0.2
Amortization of intangible assets	0.1	0.1
Integration costs	—	—
Restructuring costs	1.2	0.6
Total operating expenses	4.7	3.6
Operating income	1.2	1.8
Interest income	0.2	0.1
Interest expense	(1.2)	(0.9)
Other expense, net	—	—
Interest and other expense, net	(1.0)	(0.8)
Income before income taxes and cumulative effect of accounting changes	0.2	1.0
Provision for (benefit from) income taxes	(0.5)	0.3
Income before cumulative effect of accounting change	0.7	0.7
Cumulative effect of accounting change, net of tax	0.2	—
Net income	0.9%	0.7%

Net Sales

Approximately $324 million of this decline in sales was due to decreased demand from existing customers in our personal computing sector. The remainder of the decrease was due primarily to declines in revenue from our communications and industrial sectors.

Gross Margin

Gross margin increased from 5.4% in the first quarter of fiscal 2005 to 5.9% in the first quarter of fiscal 2006. The increase in gross margin for the three months ended December 31, 2005 as compared to the three months ended January 1, 2005 were primarily attributable to changes in product mix as sales to customers in the personal business computing sector, which typically have lower gross margins, represented a smaller percentage of total revenue. We expect gross margins to continue to fluctuate based on overall production and shipment volumes as well as changes in the mix of products demanded by our major customers.

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

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses increased $1.2 million to $88.5 million in the first quarter of fiscal 2006 from $87.3 million in the first quarter of fiscal 2005. Selling, general and administrative expenses increased as a percentage of net sales, to 3.1% in the first quarter of fiscal 2006 from 2.7% in the first quarter of fiscal 2005. The dollar increase in selling, general, and administrative expenses in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 was primarily attributable to expenses we incurred in connection with the implementation of new internal controls and completion of our evaluation of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. The increase in selling, general, and administrative expenses in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 in terms of percentage of sales was primarily attributable to the decrease in sales in the first quarter of fiscal 2006.

Research and Development

Research and development expenses increased from $7.5 million in the first quarter of fiscal 2005 to $8.9 million in the first quarter of fiscal 2006. Research and development increased as a percentage of net sales, from 0.2% in the first quarter of fiscal 2005 to 0.3% in the first quarter of fiscal 2006. The increase in spending is primarily related to the new research and development project started in the first quarter of fiscal 2006.

Restructuring costs

Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations when a liability is incurred, pursuant to SFAS No. 146 and pursuant to SFAS No. 112, restructuring costs are recorded when probable and estimatable. Accrued restructuring costs are included in “accrued liabilities” in the Condensed Consolidated Balance Sheets. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 through the first quarter of fiscal year 2006:

	Employee Termination Benefits	Lease and Contract Termination Costs	Other Restructuring Costs	Impairment of Fixed Assets	Total
	(In thousands)
	Cash	Cash	Cash	Non-Cash
Balance at September 27, 2003	$3,870	$1,462	$—	$—	$5,332
Charges to operations	59,076	11,186	18,890	18,079	107,231
Charges utilized	(45,618)	(9,677)	(18,848)	(18,079)	(92,222)
Reversal of accrual	(1,832)	(1,384)	—	—	(3,216)
Balance at October 2, 2004	15,496	1,587	42	—	17,125
Charges to operations	84,651	14,070	6,404	6,932	112,057
Charges utilized	(64,823)	(12,533)	(6,446)	(6,932)	(90,734)
Reversal of accrual	(2,508)	—	—	—	(2,508)
Balance at October 1, 2005	32,816	3,124	—	—	35,940
Charges to operations	16,364	792	2,704	15,324	35,184
Charges utilized	(12,233)	(108)	(2,704)	(15,324)	(30,369)
Reversal of accrual	(331)	—	—	—	(331)
Balance at December 31, 2005	$36,616	$3,808	$—	$—	$40,424

During the three month period ended December 31, 2005, we recorded restructuring charges of approximately $34.9 million (net of $331,000 reversal of accrual) related to our phase three restructuring plan. These charges included employee termination benefits of approximately $16.4 million, lease and contract termination costs of approximately $792,000, other restructuring costs of approximately $2.7 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $15.3 million pursuant to SFAS No. 144, mainly consisting of a building complex. These facilities have been reclassified as assets held for sale and included in Prepaid Expenses and Other Current Assets in our Condensed Consolidated Balance Sheets. The employee termination benefits were related to involuntary termination of employees, the majority of which were involved in manufacturing activities.  Approximately $12.2 million of employee termination benefits were utilized and 1,763 employees were terminated during the three months ended December 31, 2005 pursuant to this restructuring plan. We also utilized $108,000 of lease and contract termination costs and $2.7 million of the other restructuring costs during the three months ended December 31, 2005.  In addition, we reversed $331,000 of employee termination benefits due to completion of our restructuring plan in one of the plants.

In fiscal 2005, we recorded charges of approximately $109.5 million (net of $2.5 million reversal of accrual) related to restructuring activities pursuant to SFAS No. 146 and SFAS No. 112, of which $106.5 million related to our phase three restructuring plan and $3.0 million related to our phase two restructuring plan. These charges included employee termination benefits of approximately $84.7 million, lease and contract termination costs of approximately $14.1 million, other restructuring costs of approximately $6.4 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $6.9 million consisting of excess facilities and equipment to be disposed of. The employee termination benefits were related to the involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $64.8 million of employee termination benefits were utilized and total of approximately 11,800 employees were terminated in fiscal 2005. We also utilized $12.5 million of lease and contract termination costs and $6.4 million of the other restructuring costs in fiscal 2005. We incurred charges to operations of $6.9 million in fiscal 2005 for the impairment of excess fixed assets at the vacated facilities, all of which were utilized as of October 1, 2005.  We reversed approximately $2.5 million of accrued employee termination benefits. The reversal of the accrual was a result of the changes in estimates and economic circumstances.

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

Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the Condensed Consolidated Statements of Operations generally at the commitment date. The accrued restructuring costs are included in “accrued liabilities” in the Condensed Consolidated Balance Sheets.  Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 and SFAS No. 112 through the first quarter of fiscal year 2006:

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
	(In thousands)
	Cash	Cash	Non-Cash
Balance at September 27, 2003	$9,739	$14,490	$—	$24,229
Charges to operations	4,071	35,730	3,500	43,301
Charges utilized	(5,533)	(28,279)	(3,500)	(37,312)
Reversal of accrual	(7,050)	(7,016)	—	(14,066)
Balance at October 2, 2004	1,227	14,925	—	16,152
Charges to operations	2,285	2,522	4,107	8,914
Charges utilized	(3,010)	(7,890)	(4,107)	(15,007)
Balance at October 1, 2005	502	9,557	—	10,059
Charges to operations	—	514	261	775
Charges utilized	—	(1,261)	(261)	(1,522)
Balance at December 31, 2005	$502	$8,810	$—	$9,312

The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

Fiscal 2002 Plans

September 2002 Restructuring. During the three month period ended December 31, 2005, we utilized approximately $475,000 of accrued costs related to the shutdown of facilities.  Approximately $27,000 was charged to operations and utilized due to the write-off of impaired fixed assets.  There were no employees terminated during the three month period ended December 31, 2005 pursuant to this restructuring plan.

In fiscal 2005, we recorded charges to operations of approximately $203,000 and utilized $216,000 for employee severance expenses. There was no reduction of work force during fiscal 2005 pursuant to this restructuring plan.  In fiscal 2005, we also recorded charges to operations of approximately $544,000 and utilized approximately $2.7 million for non-cancelable lease payments, lease termination costs and related costs for the shutdown of facilities.  In addition, $800,000 was charged to operations and utilized due to the impairment of fixed assets to be disposed of. The closing of the plants discussed above as well as employee terminations and other related activities have been completed, however, the leases of the related facilities expire in 2009; therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are incurred.

In fiscal 2004, we recorded charges to operations of approximately $1.9 million and utilized $2.6 million for employee severance expenses. Approximately 10 employees were terminated during fiscal 2004. In fiscal 2004, we also recorded charges to operations of approximately $26.7 million and utilized approximately $16.1 million for non-cancelable lease payments, lease termination costs and related costs for the shutdown of facilities. In addition, in fiscal 2004 we reversed approximately $3.6 million of accrued employee severance due to lower than anticipated payments at various plants and approximately $5.8 million of accrued facilities shutdown costs due to a change in use of the facilities or greater sublease income than anticipated. We also incurred and utilized charges to operations of $3.7 million related to the impairment of buildings and leasehold improvements at permanently vacated facilities in fiscal 2004.

October 2001 Restructuring. There were no significant activities incurred during the first quarter of fiscal year 2006.

In fiscal 2005, we recorded charges to operations of approximately $2.0 million for employee severance costs, of which $1.9 million was related to the settlement of a pension plan. We also recorded approximately $82,000 for non-cancelable lease payments and other costs related to the shutdown of facilities. We utilized accrued severance charges of approximately $2.7 million and accrued facilities shutdown related charges of $811,000 in fiscal 2005. In addition, we incurred and utilized charges of $633,000 in fiscal 2005 related to write-offs of fixed assets consisting of excess equipment and leasehold improvements to facilities that were permanently vacated. Manufacturing activities at the facilities affected by this plan ceased in fiscal year 2003 or prior; however, final payments of accrued costs may not occur until later periods.

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

Fiscal 2001 Plans

July 2001 Restructuring. During the three month period ended December 31, 2005, we recorded approximately $662,000 and utilized approximately $804,000 of accrued costs related to the shutdown of facilities. We also recorded charges to operations and fully utilized $234,000 for write-off of impaired fixed assets.

In fiscal 2005, we recorded approximately $43,000 and utilized approximately $100,000 of accrued severance. In addition, we recorded approximately $1.9 million and utilized approximately $3.5 million of accrued costs related to the shutdown of facilities. We also incurred and utilized $2.7 million for the impairment of fixed assets to be disposed of. Manufacturing activities at the plants affected by this plan had ceased by the fourth quarter of fiscal 2002; however, the leases of the related facilities expire between 2005 and 2010, therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

In fiscal 2004, we recorded approximately $4.1 million and utilized approximately $7.7 million of accrued costs related to the shutdown of facilities. In addition, we recorded charges to operations of approximately $1.1 million, utilized $164,000 and reversed approximately $2.1 million of accrued severance due to lower than anticipated payments in fiscal 2004.

Cost associated with restructuring activities related to purchase business combinations are accounted for in accordance with EITF 95-3. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 through the first quarter of fiscal year 2006:

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
	(In thousands)
	Cash	Cash	Non-Cash
Balance at September 27, 2003	$12,052	$13,612	$—	$25,664
Additions to restructuring accrual	10,858	—	6,024	16,882
Accrual utilized	(20,826)	(11,434)	(6,024)	(38,284)
Balance at October 2, 2004	2,084	2,178	—	4,262
Accrued utilized	(773)	(393)	—	(1,166)
Balance at October 1, 2005	1,311	1,785	—	3,096
Accrued utilized	(25)	(1,623)	—	(1,648)
Balance at December 31, 2005	$1,286	$162	$—	$1,448

The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

Other Acquisition-Related Restructuring Actions. In fiscal 2004, we utilized $6.6 million of accrued severance to terminate 60 employees. In addition, we recorded charges to the restructuring liability of $10.9 million, and utilized $10.8 million, related to employee terminations. The charges were related to the elimination of approximately 340 employees. We also recorded and utilized charges to the restructuring liability of approximately $6.0 million related to excess machinery and equipment to be disposed of.

SCI Acquisition Restructuring. During the three month period ended December 31, 2005, we utilized $25,000 related to employee severance and utilized $1.6 million of accrued facility costs due to expiration of leases.

In fiscal 2005, we utilized $731,000 related to employee severance and utilized $393,000 due to facilities shutdown. In fiscal 2004, we utilized a total of approximately $11.4 million of facilities related accruals and $3.4 million of accrued severance.

Ongoing Restructuring Activities. As of December 31, 2005, we had incurred approximately $149.5 million of restructuring cost under our phase three restructuring plan. As initially planned, we incurred approximately 84% of the charges as cash charges and approximately 16% as non-cash charges. As a result of our phase three restructuring plan, we expect to achieve reductions in non-cash and cash costs, including depreciation, payroll and related benefits, and rent expense.

We continue to rationalize manufacturing facilities and headcount to more efficiently scale capacity to current market and operating conditions. The closing of plants as well as employee terminations and other related activities under our phase three restructuring plan will be substantially completed at the end of fiscal year 2006. However, the leases of the related facilities are unexpired; therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

At the end of fiscal 2005, we realigned our reporting structure based on different types of manufacturing services offered to our customers. As a result, our operating segments have changed resulting in the identification of two new reportable segments (Standard Electronic Manufacturing Services and Personal Computing). The following table summarizes the total restructuring costs incurred with respect to our reported segments through the first quarter of fiscal year 2006:

	December 31, 2005	January 1, 2005
	(In Thousands)
Personal Computing	$20,701	$1,361
Standard Electronic Manufacturing Services	14,927	19,064
Total	$35,628	20,425

Cash	$20,042	$18,442
Non-cash	15,586	1,983
Total	$35,628	$20,425

We plan to fund cash restructuring costs with cash flows generated by operating activities.

Interest Expense

Interest expense increased $4.2 million to $34.2 million in the first quarter of fiscal 2006 from $30.1 million in the first quarter of fiscal 2005. Although, average debt balances were down, interest expense increased in the first quarter of fiscal 2006 from the first quarter of fiscal 2005, primarily due to higher interest rates from our interest rate swap on our 10.375% Notes.

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

Other Income, net

Other income, net was $1.1 million for the three month period ended December 31, 2005 and $270,000 for the three month ended January 1, 2005.  The following table summarizes the major component of other income, net:

	Three Months Ended
	December 31, 2005	January 1, 2005
	(In Thousands)
Foreign exchange losses	$(389)	$(515)
Other, net	1,443	785
Total other income, net	$1,054	$270

Provision for Income Taxes

For the three months ended December 31, 2005, the Company recorded an income tax benefit of $13.0 million.  The income tax benefit for the three months ended December 31, 2005 included a one-time favorable income tax adjustment of $27.9 million relating to previously accrued income taxes that were reversed as a result of a settlement reached with the U.S. Internal Revenue Service.  The settlement was in relation to certain U.S. tax audits.  Notification of approval of the settlement by the Congressional Joint Committee on Taxation was received following the filing of the Company’s Annual Report on Form 10-K for fiscal 2005.  The total adjustment to previously accrued income taxes was $64.0 million of which $27.9 million was recorded as an income tax benefit to earnings.  The remaining $36.1 million was recorded as an adjustment to goodwill for pre-merger tax items associated with SCI Systems, a subsidiary of the Company.

Cumulative Effect of Accounting Change, Net of Tax

Cumulative effect of accounting change, net of tax, is a benefit of $4.8 million which resulted from adoption of SFAS No. 123R.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments were $1.1 billion at December 31, 2005 and $1.2 billion at October 1, 2005.  Both periods included restricted cash of $25.5 million.

Net cash used in operating activities was $66.2 million for the three months ended December 31, 2005. Net cash provided by operating activities was $52.1 million for the three months ended January 1, 2005. Net cash used for operating activities in the first quarter of 2006 was primarily due to an increase in accounts receivables and inventory from fiscal 2005 offset partially by an increase in accounts payable. Working capital was $1.8 billion and $1.7 billion as of December 31, 2005 and October 1, 2005, respectively.

Net cash provided by investing activities was $10.3 million for the three months ended December 31, 2005. Net cash used in investing activities was $91.6 million for the three months ended January 1, 2005. Net cash provided by investing activities in the first quarter of 2006 was primarily due to the maturity of our short-term investments offset by the purchase of additional property, plant and equipment and short-term investments.

Net cash provided by financing activities was $5.3 million for the three months ended December 31, 2005. Net cash used in financing activities was $11.1 million for the three months ended January 1, 2005. Net cash provided by financing activities for the first quarter of fiscal 2006 primarily related to proceeds of $5.6 million from the exercise of common stock options by our employees.

We have up to $500 million available for borrowings under our senior secured credit facility, with a $150 million letter of credit sub-limit. On December 16, 2005, we entered into an Amended and Restated Credit and Guaranty Agreement which amended and restated our Credit and Guaranty Agreement, dated as of October 26, 2004 (the “Original Credit Agreement”) among other things, to:

•                       Extend the maturity date from October 26, 2007 to December 16, 2008;

•                       Amend the leverage ratio;

•                       Permit us and the guarantors to sell domestic receivables pursuant to factoring or similar arrangements if certain conditions are met; and

•                       Revise the collateral release provisions.

Certain of the Company’s subsidiaries have entered into agreements that permit them to sell specified accounts receivables. The purchase price for receivable sold under these Agreements is equal to 100% of its face amount less a discount charge (based on LIBOR plus a spread) for the period from the date the receivable is sold to its collection date. These agreements provide for a commitment fee based on the unused portion of the facility. Accounts receivable sales under these Agreements was $348.2 million for the three month period ended December 31, 2005. The sold receivables are subject to certain limited recourse provisions. As of December 31, 2005, $193.0 million of sold accounts receivable remain subject to certain recourse provisions. We have not experienced any credit losses under these recourse provisions.

On January 30, 2006, the Company priced an offering of $600 million aggregate principal amount of 8.125% Senior Subordinated Notes due 2016.  The issue price of the notes is 100% and the offering is expected to close on February 15, 2006. The Company has commenced a cash tender offer and consent solicitation for any and all $750 million aggregate principal amount of its outstanding 10.375% Senior Secured Notes due 2010 (the “10.375% Notes”). The tender offer will be financed with the proceeds of the offering of senior subordinated notes together with up to approximately $250 million of cash on hand. The Company estimates that these transactions will result in an annual interest expense reduction of approximately $35 million.

As a result of the extinguishment of the 10.375% Notes, assuming the entire $750 million of 10.375% Notes are tendered, the Company will record a charge for loss on debt extinguishment and conversion totaling approximately $115 million during the quarter ending April 1, 2006, comprised of the non-cash charges for the write-off of debt issuance costs totaling approximately $15 million and approximately $100 million for cash redemption, interest rate swap unwind cost and transaction costs.

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

We believe that our existing cash resources, together with cash generated from operations, will be sufficient to meet our working capital requirements for the remainder of fiscal 2006. Should demand for our products decrease over the remainder of fiscal 2006, the available cash provided by operations could be negatively impacted. We may seek to raise additional capital through the issuance of either debt or equity securities. Our senior secured credit facility and the indentures governing our 10.375% Notes and our 6.75% Notes include covenants that, among other things, limit in certain respects us and our restricted subsidiaries from incurring debt, making investments and other restricted payments, paying dividends on capital stock, redeeming capital stock or subordinated obligations and creating liens. In addition to existing collateral and covenant requirements, future debt financing may require us to pledge assets as collateral and comply with financial ratios and covenants. Equity financing may result in dilution to stockholders.

Risk Factors Affecting Operating Results

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. We are subject to these requirements beginning in our 2005 fiscal year. Although this process did not identify any material weaknesses in our internal controls over financial reporting at October 1, 2005, in the future, we will need to continue to evaluate, and upgrade and enhance, our internal controls. For a discussion of changes undertaken to remediate a previously identified material weakness and adjustments recorded to our financial statements as a result of this remediation, see “Item 9A. Controls and Procedures” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results (Unaudited)” contained in the Annual Report on Form 10-K incorporated by reference herein. In addition, because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations and there could be a material adverse effect on the price of our securities.

In addition, during fiscal 2005, we expended significant resources in connection with the Section 404 process. In future periods, we will likely continue to expend substantial amounts in connection with the Section 404 process and with ongoing evaluation of, and improvements and enhancements to, our internal control over financial reporting. These expenditures may make it difficult for us to control or reduce the growth of our selling, general and administrative expenses, which could adversely affect our results of operations and the price of our securities.

Adverse changes in the key end markets we target could harm our business.

We are dependent on the communications, computing and storage, multimedia, industrial and semiconductor systems, defense and aerospace, medical and automotive sectors of the electronics industry. Adverse changes in the end markets that we serve can reduce demand from our customers in those end markets and make customers in these end markets more price sensitive, either of which could adversely affect our business and results of operations. For example, in calendar year 2001, the communications equipment industry was afflicted by a significant downturn, which caused a substantial reduction in demand for our services from these customers. In addition, the declining financial performance of these customers made them more price sensitive which resulted in increased competition and pricing pressures on us. Future developments of this nature in end markets we serve, particularly in those markets which account for more significant portions of our revenues, could harm our business and our results of operations.

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

Sales to our ten largest customers accounted for 63.9% of our net sales in fiscal 2005 and sales to our largest customer, IBM, accounted for more than 10% of our net sales for that period. We depend on the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycles, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer would adversely affect our operating results. In December 2004, IBM announced that it was selling its personal computer business to Lenovo Group, Ltd., or Lenovo, a China-based manufacturer of personal computers. The Lenovo transaction was completed in May 2005. A substantial portion of our sales to IBM relate to personal computer products. In May 2005, we entered into a new supply agreement with Lenovo and IBM for personal computer manufacturing, which expires in the first half of fiscal 2006. In the event that we are unable to enter into new supply agreements with Lenovo for the former IBM personal computer business that was sold to Lenovo, our net sales and operating results could be adversely affected. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in their business, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could adversely affect our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would adversely affect our operating results.

If our business declines or improves at a slower pace than we anticipate, we may further restructure our operations, which may adversely affect our financial condition and operating results.

In January 2005, we revised our projected costs for our phase three restructuring plan to approximately $175.0 million. During the fourth quarter of fiscal 2004 and fiscal 2005, we incurred approximately $114.3 million of restructuring cost associated with this plan. As initially planned, we incurred approximately 92% of the charges as cash charges and approximately 8% as non-cash charges. We anticipate incurring additional restructuring charges in the first half of fiscal 2006 under our phase three restructuring plan which was approved by management in the fourth quarter of fiscal 2005. On October 12, 2005, we announced the restructuring of several European entities. We cannot be certain as to the actual amount of these restructuring charges or the timing of their recognition for financial reporting purposes. We may need to take additional restructuring charges in the future if our business declines or improves at a slower pace than we anticipate or if the expected benefits of recently completed and currently planned restructuring activities do not materialize. These benefits may not materialize if we incur unanticipated costs in closing facilities or transitioning operations from closed facilities to other facilities or if customers cancel orders as a result of facility closures. If we are unsuccessful in implementing our restructuring plans, we may experience disruptions in our operations and higher ongoing costs, which may adversely affect our operating results.

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

In addition, the electronics industry will become subject to the European Union’s Restrictions of Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment, or WEEE, directives which take effect during 2005 and 2006. Parallel initiatives are being proposed in other jurisdictions, including several states in the United States and the Peoples’ Republic of China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. We are in the process of making our manufacturing process RoHs compliant. In the case of WEEE, the compliance responsibility rests primarily with OEMs rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations. In the event we are not able to make our manufacturing obligations fully RoHS compliant by the applicable deadlines, we could be unable to certify compliance to our customers and could incur substantial costs, including fines and penalties, as well as liability to our customers. In addition, we may incur costs related to inventories containing restricted substances that are not consumed by the RoHS effective dates.

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

We are subject to risks associated with natural disasters and global events.

We conduct a significant portion of our activities including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes in the past, as well as other natural disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting one or more of our facilities, it could significantly disrupt our operations, delay or prevent product manufacture and shipment for the time required to transfer production, repair, rebuild or replace the affected manufacturing facilities. This time frame could be lengthy, and result in significant expenses for repair and related costs. In addition, concerns about terrorism or an outbreak of epidemic diseases such as avian influenza or severe acute respiratory syndrome, or SARS, could have a negative effect on travel and our business operations, and result in adverse consequences on our business and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposures to market risk for changes in interest rates relate primarily to our investment portfolio and certain debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. We invest in high quality credit issuers and, by policy, limit the amount of principal exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default and market risk.

We seek to mitigate default risk by investing in high quality credit securities and by positioning our investment portfolio to respond to a significant reduction in credit rating of any investment issuer, guarantor or depository. We seek to mitigate market risk by limiting the principal and investment term of funds held with any one issuer and by investing funds in marketable securities with active secondary or resale markets.

The table below presents carrying amounts and related average interest rates by year of maturity for our investment portfolio as of December 31, 2005:

	2006	2007	Total
	(In thousands, except percentages)
Cash equivalents and short-term investments	$435,784	—	$435,784
Average interest rate	4.11%	—	4.11%

We have issued the 10.375% Notes with a principal balance of $750.0 million due in 2010. We entered into an interest rate swap transaction with an independent third party to effectively convert the fixed interest rate to a variable rate. The swap agreement, which expires in 2010, is accounted for as a fair value hedge under SFAS No. 133. The aggregate notional amount of the swap transaction is $750.0 million. Under the terms of the swap agreement, we pay the independent third party an interest rate equal to the six-month LIBOR rate plus 6.2162%. In exchange, we receive a fixed rate of 10.375%. At December 31, 2005 and October 1, 2005, respectively, $27.6 million and $22.1 million have been recorded in other long-term liabilities to record the fair value of the interest rate swap transactions, with a corresponding decrease to the carrying value of the 10.375% Notes on the Condensed Consolidated Balance Sheets.

We have issued the 6.75% Notes with a principal balance of $400.0 million due in 2013. We entered into interest rate swap transactions with independent third parties to effectively convert the fixed interest rate to a variable rate. The swap agreements, which expire in 2013, are accounted for as fair value hedges under SFAS No. 133. The aggregate notional amount of the combined swap transactions is $400.0 million. Under the terms of the swap agreements, we pay the independent third parties an interest rate equal to the six-month LIBOR rate plus a spread ranging from 2.214% to 2.250%. In exchange, we receive a fixed rate of 6.75%. At December 31, 2005 and October 1, 2005, respectively, $14.0 million and $10.6 million has been recorded in other long-term liabilities to record the fair value of the interest rate swap transactions, with a corresponding decrease to the carrying value of the 6.75% Notes on the Condensed Consolidated Balance Sheets.

As of December 31, 2005, we have $1.3 million of other term loans at interest rates that fluctuate. The average interest rates for the year ended December 31, 2005 was 5.25%.

Foreign Currency Exchange Risk

We transact business in foreign countries. Our primary foreign currency cash flows are in certain Asian and European countries, Australia, Brazil, Canada, and Mexico. We enter into short-term foreign currency forward contracts to hedge those currency exposures associated with certain assets and liabilities denominated in foreign currencies. At December 31, 2005, we had forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $421.8 million. The net unrealized loss on the contracts at December 31, 2005 is not material and is recorded in current liabilities on the Condensed Consolidated Balance Sheets.

Market value gains and losses on forward exchange contracts are recognized in the consolidated statement of operations as offsets to the exchange gains and losses on the hedged transactions. The impact of these foreign exchange contracts was not material to the results of operations for the three months ended December 31, 2005 and January 1, 2005. We also utilize foreign currency forward and option contracts to hedge certain forecasted foreign currency sales and cost of sales (“cash flow hedges”). Gains and losses on these contracts related to the effective portion of the hedges are recorded in other comprehensive income until the forecasted transactions occur. Gains and losses related to the ineffective portion of the hedges are immediately recognized in the Consolidated Statements of Operations. At December 31, 2005, we had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $69.6 million. The net unrealized gain on the contracts at December 31, 2005 is not material and is recorded in prepaid expenses and other on the Condensed Consolidated Balance Sheets. The impact of these foreign exchange contracts was not material to the results of operations for the three months ended December 31, 2005 and January 1, 2005.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, the end of the quarterly fiscal period covered by this quarterly report. The evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are a party to certain legal proceedings that have arisen in the ordinary course of our business. We believe that the resolution of these proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6.  Exhibits

(a)          Exhibits

Refer to item (c) below.

(c)          Exhibits

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002.

SANMINA-SCI CORPORATION

SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANMINA-SCI CORPORATION
(Registrant)

By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer

Date: February 9, 2006

By:	/s/ DAVID L. WHITE
David L. White
Executive Vice President and Chief Financial Officer

Date: February 9, 2006

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.