Form 10-Q
period 2006-04-01
SANMINA-SCI CORP
filed 2006-05-11
CIK 897723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

or

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

Yes ☐         No ☒

As of April 28, 2006, there were 532,831,901 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1,	October 1,
	2006	2005
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$625,206	$1,068,053
Short-term investments	—	57,281
Accounts receivable, net	1,434,055	1,477,401
Inventories	1,159,351	1,015,035
Prepaid expenses and other current assets	134,612	129,387
Total current assets	3,353,224	3,747,157
Property, plant and equipment, net	630,157	662,101
Goodwill	1,668,082	1,689,198
Other intangible assets, net	33,450	35,907
Other non-current assets	82,844	81,874
Restricted cash	3,078	25,538
Total assets	$5,770,835	$6,241,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$523,683	$1,439
Accounts payable	1,402,136	1,559,172
Accrued liabilities	273,952	366,920
Accrued payroll and related benefits	151,541	146,687
Total current liabilities	2,351,312	2,074,218
Long-term liabilities:
Long-term debt, net of current portion	978,768	1,644,666
Other	131,322	143,873
Total long-term liabilities	1,110,090	1,788,539
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	5,512	5,457
Treasury stock	(187,897)	(188,519)
Additional paid-in capital	5,755,236	5,745,125
Accumulated other comprehensive income	35,301	36,886
Accumulated deficit	(3,298,719)	(3,219,931)
Total stockholders’ equity	2,309,433	2,379,018
Total liabilities and stockholders’ equity	$5,770,835	$6,241,775

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
	(Unaudited)
	(In thousands, except per share data)

Net sales	$2,668,418	$2,885,402	$5,530,215	$6,138,108
Cost of sales	2,503,810	2,735,235	5,195,927	5,810,974
Gross profit	164,608	150,167	334,288	327,134
Operating expenses:
Selling, general and administrative	86,890	87,253	175,600	174,676
Research and development	10,434	7,278	19,351	14,768
Amortization of intangible assets	2,071	2,071	4,304	4,101
Restructuring costs	20,593	57,636	56,221	78,061
Goodwill impairment	—	600,000	—	600,000
Total operating expenses	119,988	754,238	255,476	871,606

Operating income (loss)	44,620	(604,071)	78,812	(544,472)
Interest income	5,091	5,778	11,016	9,285
Interest expense	(32,989)	(41,535)	(67,237)	(71,591)
Loss on extinguishment of debt	(112,166)	—	(112,166)	—
Other expense, net	(1,417)	(5,254)	(363)	(4,984)
Interest and other expense, net	(141,481)	(41,011)	(168,750)	(67,290)

Loss before income taxes and cumulative effect of accounting change	(96,861)	(645,082)	(89,938)	(611,762)
Provision for (benefit from) income taxes	6,559	390,426	(6,398)	399,380
Loss before cumulative effect of accounting change	(103,420)	(1,035,508)	(83,540)	(1,011,142)
Cumulative effect of accounting change, net of tax	—	—	4,752	—
Net loss	$(103,420)	$(1,035,508)	$(78,788)	$(1,011,142)

Net loss per share before cumulative effect of accounting change:
Basic	$(0.20)	$(1.99)	$(0.16)	$(1.95)
Diluted	$(0.20)	$(1.99)	$(0.16)	$(1.95)

Net loss per share:
Basic	$(0.20)	$(1.99)	$(0.15)	$(1.95)
Diluted	$(0.20)	$(1.99)	$(0.15)	$(1.95)

Weighted average shares used in computing per share amounts:
Basic	525,256	519,700	524,784	519,453
Diluted	525,256	519,700	524,784	519,453

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 1, 2006	April 2, 2005
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(78,788)	$(1,011,142)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Restructuring non-cash costs	21,069	6,999
Depreciation and amortization	71,601	95,138
Recovery of provision for doubtful accounts	(571)	(3,036)
Stock-based compensation	2,810	5,102
Cumulative effect of accounting change, net of tax	(4,752)	—
Gain on disposal of property, plant and equipment	(902)	(1,016)
Proceeds from sale of accounts receivable	694,772	—
Deferred tax asset valuation allowance	—	379,239
Goodwill impairment	—	600,000
Loss on extinguishment of debt	112,166	6,127
Other, net	701	438
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(654,203)	104,886
Inventories	(129,113)	122,420
Prepaid expenses and other current and non-current assets	4,346	(16,153)
Income tax accounts	(21,666)	10,032
Restricted cash	—	(24)
Accounts payable and accrued liabilities	(172,903)	(125,046)
Cash provided by (used in) operating activities	(155,433)	173,964
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of short-term investments	(17,755)	(27,917)
Proceeds from maturities and sale of short-term investments	74,796	25,926
Purchases of long-term investments	(748)	(765)
Purchases of property, plant and equipment	(70,101)	(31,137)
Proceeds from sale of property, plant and equipment	7,426	24,875
Cash paid for businesses acquired, net of cash acquired	(44,644)	(83,033)
Cash used in investing activities	(51,026)	(92,051)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	22,460	—
Payments of long-term debt	(750,929)	(12,148)
Payments of long-term liabilities	—	(2,750)
Payments of notes and credit facilities	(455)	(14,506)
Proceeds from long-term debt, net of issuance cost	587,123	403,307
Repurchase of convertible notes	(543)	(398,726)
Interest rate swap termination associated with debt extinguishment	(29,785)	—
Redemption premium associated with debt extinguishment	(70,751)	—
Proceeds from sale of common stock	12,109	10,363
Cash used in financing activities	(230,771)	(14,460)
Effect of exchange rate changes	(5,617)	(4,069)
Increase (decrease) in cash and cash equivalents	(442,847)	63,384
Cash and cash equivalents at beginning of period	1,068,053	1,069,447
Cash and cash equivalents at end of period	$625,206	$1,132,831
Supplemental disclosures of cash flow information:
Cash paid during the quarter
Interest	$71,749	$42,735
Income taxes	$25,407	$12,104

See accompanying notes.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Sanmina-SCI Corporation (“Sanmina-SCI”, “we”, “our”, “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all normal recurring adjustments and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation.

We operate on a 52 or 53 week fiscal year that ends on the Saturday nearest September 30. Fiscal year 2006 and 2005 are 52 week fiscal years in which each quarter was comprised of 13 weeks. All general references to years relate to fiscal years unless otherwise noted.

The results of operations for the six months ended April 1, 2006, are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended October 1, 2005, included in Sanmina-SCI’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Cash and cash equivalents and long-term debt decreased by approximately $25.5 million at April 2, 2005, due to the reclassification of certain overdraft facilities to cash. As a result, payments of notes and credit facilities in the Condensed Consolidated Statements of Cash Flows decreased by approximately $11.5 million for the six months ended April 2, 2005.

In addition, we have reclassified certain other prior balances to conform to the current period’s presentation.

Recent Accounting Pronouncements.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) 47 as an interpretation of SFAS No. 143 “Accounting for Asset Retirement Obligations.” This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not anticipate that the adoption of this standard will have a material impact on our financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”, an amendment to FASB Statements No. 133, “Accounting for Derivative Instruments And Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material impact on our results of operations or financial position.

Note 2. Stock-Based Compensation

Effective October 2, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, “Share-Based Payment”, and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Prior to October 2, 2005, the Company accounted for equity compensation according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and therefore no related compensation expense was recorded in the statements of operations for awards granted with no intrinsic value. We adopted the modified prospective transition method pursuant to SFAS No. 123R, and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with equity compensation recognized during the three and six months ended April 1, 2006, now includes: 1) quarterly amortization related to the remaining unvested portion of all equity compensation awards granted prior to October 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The compensation expense for stock based compensation awards includes an estimate for forfeitures and is recognized over the vesting term using the ratable method. Prior to our adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the three and six months ended April 1, 2006, no excess tax benefits were generated from option exercises. The Company recorded a cumulative effect adjustment for estimated forfeitures for previously issued restricted stock upon the adoption of SFAS No. 123R.

As a result of the adoption of SFAS No. 123R, our loss from continuing operations before income taxes and cumulative effect of accounting change and net loss for the three and six months ended April 1, 2006, was $1.3 million higher and $3.2 million higher, respectively, than under our previous accounting methodology for share-based compensation. In addition, we recorded a benefit from a cumulative effect of accounting change, net of tax, for the three months ended December 31, 2005 and six months ended April 1, 2006, of $4.8 million.

If compensation expense for the Company’s various equity compensation plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123, the Company’s pro forma net loss, and basic and diluted loss per common share for stock options granted prior to the adoption of SFAS No. 123R would have been as follows (in thousands, except for per share data):

	Three Months Ended	Six Months Ended
	April 2, 2005	April 2, 2005
	(in thousands, except per share data)
Net loss:
As reported	$(1,035,508)	$(1,011,142)
Stock-based employee compensation expense included in reported net loss, net of tax	1,433	3,163
Stock-based employee compensation expense determined under fair value method, net of tax	(13,552)	(29,164)
Pro forma	$(1,047,627)	$(1,037,143)
Basic earnings per share:
As reported	$(1.99)	$(1.95)
Pro forma	$(2.02)	$(2.00)
Diluted earnings per share:
As reported	$(1.99)	$(1.95)
Pro forma	$(2.02)	$(2.00)

Total stock compensation expense for the three and six months ended April 1, 2006 and April 2, 2005, respectively, are represented by expense categories in the table below:

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Cost of sales	$0.2	$0.6	$1.6	$1.5
Selling, general & administrative	(1.4)	1.7	1.0	3.2
Research & development	0.1	—	0.2	—
	$(1.1)	$2.3	$2.8	$4.7

The reversal of compensation expense for the three months ended April 1, 2006 was due to a change in the estimated forfeiture rate of the restricted shares.

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

The assumptions used for the three and six months ended April 1, 2006 and April 2, 2005 are presented below:

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
Volatility	60%	75%	57%	75%
Risk-free interest rate	4.55%	4.13%	4.45%	4.13%
Dividend yield	0%	0%	0%	0%
Expected life of options	5.7 years	4.4 years	5.6 years	4.4 years

We recorded approximately $711,000 and $1.3 million of compensation expense related to stock options for the three and six months ended April 1, 2006, respectively, in accordance with SFAS No. 123R. A summary of stock option activity under the plans for the three and six months ended April 1, 2006 is presented as follows:

Summary Details for Plan Share Options

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
Outstanding , October 1, 2005	57,238,066	8.98
Granted	2,289,700	4.12
Exercised	(1,809,700)	3.10
Cancelled/Forfeited/Expired	(1,905,146)	7.71
Outstanding, December 31, 2005	55,812,920	9.01	6.66
Exercisable, December 31, 2005	50,124,650	9.42	6.60
Outstanding, December 31, 2005	55,812,920	9.01	6.66
Granted	646,300	4.13
Exercised	(364,300)	3.50
Cancelled/Forfeited/Expired	(4,691,479)	9.55
Outstanding, April 1, 2006	51,403,441	8.94	6.46	894,566

Vested and expected to vest, April 1, 2006	50,683,933	9.01	6.42	830,562
Exercisable, April 1, 2006	47,171,040	9.37	6.25	518,067

The weighted-average grant date fair value of stock options granted during the three and six months ended April 1, 2006, was $2.41 and $2.22, respectively. The weighted-average grant date fair value of stock options granted during the three and six months ended April 2, 2005, was $3.56 and $4.19, respectively. The total intrinsic value of stock options exercised during the three and six months ended April 1, 2006 was $0.2 million and $2.6 million, respectively. The total intrinsic value of stock options exercised during the three and six months ended April 2, 2005 was $1.6 million and $3.4 million, respectively. The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value of in-the-money options based on the Company’s closing stock price of $4.10 as of April 1, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of April 1, 2006 was 3.1 million and the weighted average exercise price was $3.93.

At April 1, 2006, an aggregate of 94.9 million shares were authorized for future issuance under our stock plans, which covers stock options, employee stock purchase plans, and restricted stock awards. A total of 34.8 million shares of common stock were available for grant under our stock option plans as of April 1, 2006. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

As of April 1, 2006, there was $8.5 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 3.6 years.

Employee Stock Purchase Plan

In fiscal 2003, the Board of Directors and stockholders of the Company approved the 2003 Employee Stock Purchase Plan (the “2003 ESPP”). The maximum number of shares of common stock available for issuance under the 2003

ESPP is nine million shares. On February 27, 2006 an additional six million shares were reserved under the 2003 Employee Stock Purchase Plan, (refer to Item. 4 Submission of Matters a 9 Vote of Security Holders). Under the 2003 ESPP, employees may purchase, on a periodic basis, a limited number of shares of common stock through payroll deductions over a six-month period. The per share purchase price is 85% of the fair market value of the stock at the beginning or end of the offering period, whichever is lower.

We have treated the Employee Stock Purchase Plan as a compensatory plan and have recorded compensation expense of approximately $0.6 million and $1.9 million for the three and six months ended April 1, 2006 in accordance with SFAS 123R.

The assumptions used for the three and six month periods ended April 1, 2006 and April 2, 2005 are presented below:

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Volatility	50%	75%	51%	75%
Risk-free interest rate	4.59%	4.13%	4.48%	4.13%
Dividend yield	0%	0%	0%	0%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years

Restricted Stock Awards

We grant awards of restricted stock to executive officers, directors and certain management employees. These awards cliff vest at various periods ranging from one to four years.

Compensation expense computed under the fair value method for the three and six months ended April 1, 2006, was $(2.4) and $(0.5) million, respectively. The reversal of compensation expense for the three and six months ended April 1, 2006 was due to a change in estimated forfeiture rate. Compensation expense computed under the intrinsic value method for the three and six months ended April 2, 2005 is being amortized over the vesting period and was approximately $2.3 million and $4.7 million, respectively.

The weighted-average grant date fair value of the restricted stock options granted in the three and six month periods ended April 1, 2006 was $4.07 and $4.13, respectively. The weighted-average grant date fair value of the restricted stock options granted in the three and six month periods ended April 2, 2005 was $5.47 and $6.38, respectively. At April 1, 2006, unrecognized cost related to restricted stock awards totaled approximately $15.5 million. These costs are expected to be recognized over a weighted average period of 1.6 years.

A one-time, non-cash benefit of approximately $4.8 million for estimated future forfeitures of restricted stock previously expensed was recorded as of the SFAS No. 123R implementation date as a one-time benefit and reported as a cumulative effect of accounting change, net of tax. Pursuant to Accounting Principles Board Opinion No. 25 (“APB 25”), stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

A summary of the status of the Company’s nonvested restricted shares for the three and six month periods ended April 1, 2006 are presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value ($)
Nonvested at October 1, 2005	3,845,292	9.82
Granted	50,000	4.37
Vested	—	—
Forfeited	(528,000)	10.44
Nonvested at December 31, 2005	3,367,292	9.64

Granted	181,198	4.07
Vested	—	—
Forfeited	(217,500)	9.22
Nonvested at April 1, 2006	3,330,990	9.36

Performance Restricted Share Plan

During the three month period ended December 31, 2005, the Company’s Compensation Committee approved the issuance of approximately 2.5 million performance restricted units at a weighted-average grant date fair value of $4.02 per unit to selected executives and other key employees. The units are automatically exchanged for vested shares when certain performance targets are met.

The Company did not record any compensation expense for the three and six month periods ended April 1, 2006, respectively as the Company had not met the performance probability level required. The total unrecognized compensation expense to be recognized over the three years would be approximately $10 million, assuming the performance targets are achieved.

Note 3. Debt

8.125% Senior Subordinated Notes. On February 15, 2006, the Company issued $600 million aggregate principal amount of 8.125% Senior Subordinated Notes due 2016 (“the 8.125% Notes”). Interest is payable on the 8.125% Notes on March 1 and September 1 of each year, beginning on September 1, 2006.  The maturity date of the 8.125% Notes is March 1, 2016. Debt issuance costs of $12.9 million are included in prepaid expenses and other current assets and other non-current assets and amortized over the life of the debt as interest expense.

The 8.125% Notes are unsecured and will be subordinated in right of payment to all of the Company’s existing and future senior debt.  The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by substantially all of the Company’s domestic restricted subsidiaries (the “Guarantors”) for so long as those subsidiaries guarantee any of the Company’s other debt (other than the 6.75% Senior Subordinate Notes due March 1, 2013 of the Company, unregistered senior debt and debt under the company’s senior secured credit facility). In the event that all of the 10.375% Notes are repurchased or redeemed, the guarantees by the Guarantors under the Notes could be released. Notwithstanding the foregoing, Sanmina-SCI USA, Inc., a Delaware corporation, will continue to guarantee the 8.125% Notes and the 6.75% Senior Subordinated Notes for so long as it guarantees the 3% Convertible Subordinated Notes.

The Company may redeem the 8.125% Notes, in whole or in part, at any time prior to March 1, 2011, at a redemption price that is equal to the sum of (1) the amount of the 8.125% Notes to be redeemed, (2) accrued and unpaid interest on those 8.125% Notes and (3) a make-whole premium calculated in the manner specified in the Indenture.  The Company may redeem the 8.125% Notes, in whole or in part, beginning on March 1, 2011, at redemption prices ranging from 100% to 104.063% of the principal amount of the 8.125% Notes, plus accrued and unpaid interest to, but excluding, the redemption date, with the actual redemption price to be determined based on the date of redemption.  At any time prior to March 1, 2009, the Company may redeem up to 35% of the 8.125% Notes with the proceeds of certain equity offerings at a redemption price equal to 108.125% of the principal amount of the 8.125% Notes, plus accrued and unpaid interest to, but excluding, the redemption date.

Following a change of control, as defined in the Indenture, the Company will be required to make an offer to repurchase all or any portion of the 8.125% Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.

The 8.125% Notes Indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; create specified liens; sell assets; create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to us; engage in transactions with affiliates; incur layered debt; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s assets.  The restrictive covenants are subject to a number of important exceptions and qualifications set forth in the Indenture.

The 8.125% Notes Indenture provides for customary events of default, including:

•                  payment defaults

•                  breaches of covenants

•                  certain payment defaults at final maturity

•                  acceleration of other indebtedness

•                  failure to pay certain judgments

•                  certain events of bankruptcy, insolvency and reorganization

•                  certain instances in which a guarantee ceases to be in full force and effect

If any event of default occurs and is continuing, subject to certain exceptions, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 8.125% Notes may declare all the 8.125% Notes to be due and payable immediately, together with any accrued and unpaid interest, if any, to the acceleration date. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, such amounts with respect to the 8.125% Notes will be due and payable immediately without any declaration or other act on the part of the trustee or the holders of the 8.125% Notes.

10.375% Senior Secured Notes due 2010. On February 28, 2006, the Company completed an Offer to Purchase and Consent Solicitation (the “Offer to Purchase”) for any or all of its $750 million 10.375% Notes at a total consideration of $1,103.17 for each $1,000 principal amount. The total consideration amount represents the present value of the remaining scheduled payments of principal and interest on the 10.375% Notes due in January 15, 2007 (which is the earliest redemption date for the 10.375% Notes) determined using a discount factor equal to the yield on the Price Determination Date of February 13, 2006 of the 3% U.S. Treasury Notes due December 31, 2006 plus 50 basis points, and includes a consent fee plus accrued and unpaid interest. In conjunction with the offer, the Company solicited consents to proposed amendments to the indenture governing the 10.375% Notes, which eliminated substantially all of the restrictive covenants and certain events of default in the indenture. The Company offered a consent payment (which is included in the total consideration described above) of $30.00 per $1,000 principal amount of 10.375% Notes to holders who validly tendered their 10.375% Notes and delivered their consents prior to the Consent Payment Deadline of February 13, 2006. Holders who tendered their 10.375% Notes after the Consent Payment Deadline but prior to the expiration date received total consideration referred to above, less the consent payment.

The Company redeemed approximately $721.7 million in aggregate principal amount of the 10.375% Notes pursuant to the Company’s Offer to Purchase and used all of the net proceeds of $588 million from the issuance of the 8.125% Notes, together with approximately $239.2 million cash on hand (including a release of $22.5 million in restricted cash associated with the interest rate swap related to the 10.375% Senior Secured Notes) to repurchase the 10.375% Notes.

On February 16, 2006, the Company called for a full redemption on March 20, 2006, (the “Redemption Date”) of all the remaining outstanding 10.375% Notes. The aggregate principal amount outstanding was approximately $28.3 million. The total consideration amount of $1,108.56 for each $1,000 principal amount was calculated based on the principal amount of the Notes, plus accrued and unpaid interest to but excluding the redemption date, plus the make-whole premium amounting to approximately $31.3 million. The 10.375% Notes were redeemed in full on March 20, 2006, and no further interest was accrued.

The Company recorded a loss of approximately $112.2 million from the early extinguishment of the $750 million 10.375% Notes which is comprised of approximately $70.8 million of redemption premium, $26.6 million related to interest rate swap termination (net of $3.2 million unamortized gain from previously terminated swaps), $13.9 million unamortized finance fees relating to the 10.375% Notes and $0.9 million of tender expenses. The loss on debt extinguishment is included as part of interest and other expense, net in the accompanying Condensed Consolidated Statement of Operations.

Senior Credit Facility. We have up to $500 million available for borrowings under our senior secured credit facility which includes up to $150 million for letters of credit. We entered into an Amended and Restated Credit and Guaranty Agreement, dated as of December 16, 2005, among us, certain of our subsidiaries, as guarantors, and the lenders that are parties thereto from time to time (the “Restated Credit Agreement”). The Restated Credit Agreement amended and restated our Credit and Guaranty Agreement, dated as of October 26, 2004 (the “Original Credit Agreement”) among other things, to:

•                  Extend the maturity date from October 26, 2007 to December 16, 2008;

•                  Amend the leverage ratio;

•                  Permit us and the guarantors to sell domestic receivables pursuant to factoring or similar arrangements if certain conditions are met; and

•                  Revise the collateral release provisions.

At any time the aggregate face amount of domestic receivables sold by us and the guarantors together with any outstanding amounts exceeds the thresholds set forth in the Restated Credit Agreement, the revolving credit commitments for purposes of making loans and issuing letters of credit will be zero. The Restated Credit Agreement provides for the release of the security interests in our and the guarantors’ accounts receivable at such time as specified conditions are met, including that we have paid at least 85% of the original principal amount of our 10.375% Senior Subordinated Notes, the liens granted there under have been released and our credit ratings meet specified thresholds. The Restated Credit Agreement provides for the collateral (other than stock pledges and other collateral we request not to be released) to be released at such time as specified conditions are met, including that we have paid at least 85% of the principal amount of the SCI Systems 3% Convertible Subordinated Notes due 2007 and our credit ratings meet specified thresholds. If following the release of any portion of the collateral pursuant to the provisions of the credit agreement described above, our credit ratings fall below specified thresholds, then we are required to take such actions as are necessary to grant and perfect a security interest in the assets and properties that would at that time comprise the collateral if the relevant collateral documents were still in effect.

There are currently no loans outstanding under the senior secured credit facility as of April 1, 2006.

The Company was in compliance with the covenants under its debt and credit facilities as of April 1, 2006.

Note 4. Inventories

The components of inventories, net of provisions, are as follows:

	As of
	April 1, 2006	October 1, 2005
	(In thousands)
Raw materials	$802,479	$654,384
Work-in-process	226,423	242,659
Finished goods	130,449	117,992
	$1,159,351	$1,015,035

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a significant impact on our results of operations or financial position.

Note 5. Goodwill and Other Intangible Assets

During fiscal 2005 year end, we realigned our reporting structure based on different types of manufacturing services offered to our customers. As a result, our operating segments changed (refer to footnote 13 of the Notes to Condensed Consolidated Financial Statements). Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets”, the change in operating segments resulted in the identification of two new reportable units. In the previous fiscal year, our reporting units were based on geographical locations (domestic and international).  We conducted a relative fair value analysis of the two new reporting units (Personal Computing and Electronic Manufacturing Services) as of April 1, 2006 using an income and market approach. As a result of the analysis, management concluded that $89 million and $1,579 million of goodwill were attributable to the Personal Computing and Electronic Manufacturing Services reporting units, respectively.

On a consolidated basis, goodwill decreased from $1,689 million as of October 1, 2005 to $1,668 million as a result of adjustments to goodwill of $40 million, offset by additions to goodwill of $19 million.

Adjustments to goodwill primarily represent a one-time favorable income tax adjustment relating to the conclusion of our U.S. tax audits with the Congressional Joint Committee on Taxation (refer to footnote 12 of the Notes to Condensed Consolidated Financial Statements) during the first quarter of fiscal 2006. The conclusion of the tax audits resulted in a benefit of $27.9 million to the income tax provision and in addition, $36.1 million was recorded as an adjustment to goodwill for pre-merger tax items associated with SCI Systems, a subsidiary of the Company.

The additions to consolidated goodwill are primarily due to contingent earnouts and two insignificant acquisitions during the current period. The Company is in the process of completing the purchase accounting for the two acquisitions. Upon completion of the purchase accounting, the Company will adjust the Electronic Manufacturing Services goodwill accordingly.

The gross and net carrying values of other intangible assets at April 1, 2006 and October 1, 2005 are as follows (in thousands):

	As of April 1, 2006			As of October 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets	$61,850	$(28,400)	$33,450	$59,977	$(24,070)	$35,907

Intangible asset amortization expense was $2.1 million for the three month periods ended April 1, 2006 and April 2, 2005. Intangible asset amortization expense for the six month periods ended April 1, 2006 and April 2, 2005, was approximately $4.3 million and $4.1 million, respectively.

Estimated annual amortization expense for other intangible assets at April 1, 2006 is as follows:

Fiscal Years:	(In thousands)
2006 (remainder)	$4,382
2007	8,771
2008	8,771
2009	3,950
2010	2,295
2011	1,837
Thereafter	3,444
$33,450

Note 6. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting of comprehensive income and its components. SFAS No. 130 requires companies to report “comprehensive income” that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity.

The components of other comprehensive loss for the three and six month periods ended April 1, 2006 and April 2, 2005 were as follows:

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
	(In thousands)
Net loss	$(103,420)	$(1,035,508)	$(78,788)	$(1,011,142)
Other comprehensive income (loss):
Foreign currency translation adjustment	9,708	(6,387)	(1,339)	10,969
Unrealized holding losses on investments	(7)	(393)	(240)	(94)
Minimum pension liability	(22)	(125)	(6)	(51)
Comprehensive loss	$(93,741)	$(1,042,413)	$(80,373)	$(1,000,318)

Accumulated other comprehensive income, net of tax as applicable, consists of the following:

	As of
	April 1, 2006	October 1, 2005
	(In thousands)
Foreign currency translation adjustment	$44,892	$46,231
Unrealized holding gains on investments and derivative financial instruments	—	240
Minimum pension liability	(9,591)	(9,585)
Total accumulated other comprehensive income	$35,301	$36,886

Note 7. Earnings Per Share

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

Basic and diluted net loss per common share for the three and six months ended April 1, 2006, were not materially impacted by the implementation of SFAS No. 123R.

The following table sets forth the calculation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
	(In thousands, except per share data)
Numerator:
Loss before cumulative effect of accounting change	$(103,420)	$(1,035,508)	$(83,540)	$(1,011,142)
Cumulative effect of accounting change, net of tax	—	—	4,752	—
Net loss	$(103,420)	$(1,035,508)	$(78,788)	$(1,011,142)

Denominator:
Weighted average number of shares—basic	525,256	519,700	524,784	519,453
Effect of dilutive potential common shares	—	—	—	—
Weighted average number of shares—diluted	525,256	519,700	524,784	519,453

Net loss per share before cumulative effect of accounting change
—basic	$(0.20)	$(1.99)	$(0.16)	$(1.95)
—diluted	$(0.20)	$(1.99)	$(0.16)	$(1.95)
Net loss per share
—basic	$(0.20)	$(1.99)	$(0.15)	$(1.95)
—diluted	$(0.20)	$(1.99)	$(0.15)	$(1.95)

The following table summarizes the weighted average dilutive securities that were excluded from the above computation of diluted net loss per share because their inclusion would have an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Employee stock options	52,976,191	47,891,616	53,914,608	48,182,650
Restricted stock	1,679,402	3,861,111	1,843,633	2,264,917
Shares issuable upon conversion of 4% notes	—	2,646,282	3,134	5,030,676
Shares issuable upon conversion of 3% notes	12,697,848	12,697,848	12,697,848	12,697,848
Total anti-dilutive shares	67,353,441	67,096,857	68,459,223	68,176,091

After-tax interest expense of $2.7 million and $10.5 million related to the Zero Coupon Convertible Subordinated Debentures and 3% Convertible Subordinated Notes for the three months ended April 1, 2006 and April 2, 2005, respectively, were not included in the computation of diluted loss per share because to do so would be anti-dilutive. After-tax interest expense of $5.4 million and $18.4 million for the six months ended April 1, 2006 and April 2, 2005, respectively, were not included in the computation of diluted loss per share because to do so would be anti-dilutive. In addition, the related share equivalents on conversion of the debt were not included as to do so would be anti-dilutive.

Note 8. Derivative Instruments and Hedging Activities

We enter into short-term foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less. At April 1, 2006 and October 1, 2005, we had open forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $439.6 million and $519.9 million, respectively. The net unrealized loss on the contracts at April 1, 2006 is not material and is recorded in accrued liabilities on the Condensed Consolidated Balance Sheets. Market value gains and losses on forward exchange contracts are recognized in the Condensed Consolidated Statement of Operations as offsets to the exchange gains and losses on the hedged transactions. The impact of these foreign exchange contracts was not material to the results of operations for the three and six months ended April 1, 2006.

We also utilized foreign currency forward and option contracts to hedge certain forecasted foreign currency sales and cost of sales referred to as cash flow hedges and these contracts typically expire within 12 months. Gains and losses on these contracts related to the effective portion of the hedges are recorded in other comprehensive income until the forecasted transactions occur. When the contracts expire, any amounts recorded in accumulated comprehensive income are reclassified to earnings. Gains and losses related to the ineffective portion of the hedges are immediately recognized on the Condensed Consolidated Statement of Operations. At April 1, 2006, we had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $60.6 million. The net unrealized loss on the contracts at April 1, 2006 is not material and is recorded in accrued liabilities on the Condensed Consolidated Balance Sheets. The impact of the foreign currency forward and option contracts was not material to the results of operations for the three and six months ended April 1, 2006.

We entered into interest rate swaps to hedge our mix of short-term and long-term interest rate exposures resulting from certain of our outstanding debt obligations. The swaps were designated as fair value hedges under SFAS No. 133. Management believes that the interest rate swaps meet the criteria established by SFAS No. 133 for short cut accounting; therefore, no portion of the interest swaps are treated as ineffective. At April 1, 2006 and October 1, 2005, $22.7 million and $32.7 million, respectively, have been recorded in other long-term liabilities to record the fair value of the interest rate swap transactions, with a corresponding decrease to the carrying values of the 10.375% and 6.75% Notes, respectively on the Condensed Consolidated Balance Sheet.

Additionally, approximately, $26.6 million of costs related to interest rate swap termination (net of $3.2 million gain from previously terminated swaps) were recorded related to the extinguishment of the 10.375% Senior Secured Notes during the three months ended April 1, 2006. The interest rate swap termination costs are included as part of the $112.2 million from the early extinguishment of debt (refer to footnote 3 of the Notes to Condensed Consolidated Financial Statements).

Our foreign exchange forward and option contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We minimize such risk by limiting our counterparties to major financial institutions. We do not expect material losses as a result of default by counterparties.

Note 9. Sale of Accounts Receivable

Certain of the Company’s subsidiaries have entered into agreements that permit them to sell specified accounts receivable. The purchase price for receivable sold under these Agreements is equal to 100% of its face amount less a discount charge (based on LIBOR plus a spread) for the period from the date the receivable is sold to its collection date. These agreements provide for a commitment fee based on the unused portion of the facility. Accounts receivable sales under these Agreements were $346.6 million and $694.8 million for the three and six month periods ended April 1, 2006. The sold receivables are subject to certain limited recourse provisions. As of April 1, 2006, $197.7 million of sold accounts receivable remain subject to certain recourse provisions. We have not experienced any credit losses under these recourse provisions.

Note 10. Commitments and Contingencies

Environmental Matters. Primarily as a result of certain of our acquisitions, we have exposures associated with environmental contamination at certain facilities. These exposures include ongoing investigation and remediation activities at a number of sites.

We use an environmental consultant to assist in evaluating the environmental costs of the companies that we acquire as well as those associated with our ongoing operations, site contamination issues and historical disposal activities in order to establish appropriate accruals in our financial statements. As of April 1, 2006 and October 1, 2005, we had accrued $11.8 million and $13.5 million, respectively, for such environmental liabilities, which are recorded as other long-term liabilities in the Condensed Consolidated Balance Sheets.

Warranty Reserve.  The following tables summarize the warranty reserve balance:

Balance as of			Balance as of
October 1,	Additions to	Accrual	April 1,
2005	Accrual	Utilized	2006
(in thousands)
$20,867	$7,199	$(6,706)	$21,360

Balance as of			Balance as of
October 2,	Additions to	Accrual	April 2,
2004	Accrual	Utilized	2005
(in thousands)
$15,827	$9,362	$(8,802)	$16,387

Litigation and other contingencies. From time to time, we are a party to litigation and other contingencies, including examinations by taxing authorities, which arise in the ordinary course of business. We believe that the resolution of such litigation and other contingencies will not materially harm our business, financial condition or results of operations.

Note 11. Restructuring Costs

Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112, where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the Condensed Consolidated Statements of Operations when a liability is incurred. Restructuring costs are recorded when probable and estimable. Accrued restructuring costs are included in “accrued liabilities” in the Condensed Consolidated Balance Sheets. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 through the second quarter of fiscal year 2006:

	Employee Termination Benefits	Lease and Contract Termination Costs	Other Restructuring Costs	Impairment of Fixed Assets	Total
	(In thousands)
	Cash	Cash	Cash	Non-Cash
Balance at September 27, 2003	$3,870	$1,462	$—	$—	$5,332
Charges to operations	59,076	11,186	18,890	18,079	107,231
Charges utilized	(45,618)	(9,677)	(18,848)	(18,079)	(92,222)
Reversal of accrual	(1,832)	(1,384)	—	—	(3,216)
Balance at October 2, 2004	15,496	1,587	42	—	17,125
Charges to operations	84,651	14,070	6,404	6,932	112,057
Charges utilized	(64,823)	(12,533)	(6,446)	(6,932)	(90,734)
Reversal of accrual	(2,508)	—	—	—	(2,508)
Balance at October 1, 2005	32,816	3,124	—	—	35,940
Charges to operations	16,364	792	2,704	15,324	35,184
Charges utilized	(12,233)	(108)	(2,704)	(15,324)	(30,369)
Reversal of accrual	(331)	—	—	—	(331)
Balance at December 31, 2005	36,616	3,808	—	—	40,424
Charges to operations	11,882	329	2,660	5,483	20,354
Charges utilized	(8,306)	(1,090)	(2,660)	(5,483)	(17,539)
Reversal of accrual	(242)	—	—	—	(242)
Balance at April 1, 2006	$39,950	$3,047	$—	$—	$42,997

During the three month period ended April 1, 2006, we recorded restructuring charges of approximately $20.1 million (net of $242,000 reversal of accrual) related to our phase 3 restructuring plan. These charges included employee termination benefits of approximately $11.9 million, lease and contract termination costs of approximately $329,000, other restructuring costs of approximately $2.7 million incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $5.5 million pursuant to SFAS No. 144, “Impairment of Long-Lived Assets”, mainly consisting of manufacturing equipment. These facilities have been reclassified as assets held-for-sale and included in Prepaid Expenses and Other Current Assets in our Condensed Consolidated Balance Sheets. The employee termination benefits were related to involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $8.3 million of employee termination benefits were utilized and 1,506 employees were terminated during the three months ended April 1, 2006 pursuant to this restructuring plan. We also utilized $1.1 million of lease and contract termination costs and $2.7 million of the other restructuring costs during the three month period ended April 1, 2006. In addition, we reversed $242,000 of employee termination benefits due to completion of our restructuring plan in plants located in Canada and Europe.

During the six month period ended April 1, 2006, we recorded restructuring charges of approximately $55.0 million (net of $573,000 reversal of accrual) related to our phase 3 restructuring plan. These charges included employee termination benefits of approximately $28.2 million, lease and contract termination costs of approximately $1.1 million, other restructuring costs of approximately $5.4 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $20.8 million pursuant to SFAS No. 144, “Impairment of Long-Lived Assets”, mainly consisting of a building complex. These facilities have been reclassified as assets held-for-sale and included in Prepaid Expenses and Other Current Assets in our Condensed Consolidated Balance Sheets. The employee termination benefits were related to involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $20.5 million of employee termination benefits were utilized and 3,269 employees were terminated during the six months ended April 1, 2006 pursuant to this restructuring plan. We also utilized $1.2 million of lease and contract termination costs and $5.4 million of the other restructuring costs during the six month period ended April 1, 2006. In addition, we reversed $573,000 of employee termination benefits due to completion of our restructuring plan in plants located in Canada and Europe.

During the first quarter of 2006, the Company announced the closure of one plant in Europe. No provision has been recognized at April 1, 2006 as the costs were not estimable pursuant to SFAS No. 112.

In fiscal 2005, we recorded charges of approximately $109.5 million (net of $2.5 million reversal of accrual) related to restructuring activities pursuant to SFAS No. 146 and SFAS No. 112, of which $106.5 million related to our phase 3 restructuring plan and $3.0 million related to our phase two restructuring plan. These charges included employee termination benefits of approximately $84.7 million, lease and contract termination costs of approximately $14.1 million, other restructuring costs of approximately $6.4 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $6.9 million consisting of excess facilities and equipment to be disposed of. The employee termination benefits were related to the involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $64.8 million of employee termination benefits were utilized and a total of approximately 11,800 employees were terminated in fiscal 2005. We also utilized $12.5 million of lease and contract termination costs and $6.4 million of the other restructuring costs in fiscal 2005. We incurred charges to operations of $6.9 million in fiscal 2005 for the impairment of excess fixed assets at the vacated facilities, all of which were utilized as of October 1, 2005. We reversed approximately $2.5 million of accrued employee termination benefits. The reversal of the accrual was a result of the changes in estimates and economic circumstances.

In fiscal 2004, we recorded restructuring charges of approximately $107.2 million related to restructuring activities initiated after January 1, 2003. With the exception of $7.8 million of restructuring charges associated with our phase 3 restructuring plan announced in July 2004, these restructuring charges were incurred in connection with our phase two restructuring plan announced in October 2002. These charges included employee termination benefits of approximately $59.0 million, lease and contract termination costs of approximately $11.2 million, other restructuring costs of approximately $18.9 million, primarily costs incurred to prepare facilities for closure, and impairment of fixed assets of $18.1 million consisting of excess facilities and equipment to be disposed of. The employee termination benefits were related to the involuntary termination of approximately 2,000 employees, the majority of which were involved in manufacturing activities. Approximately $45.6 million of employee termination benefits were utilized during fiscal 2004 for the termination of approximately 1,900 employees. We also utilized $9.7 million of lease and contract termination costs and $18.8 million of the other restructuring costs during fiscal 2004. In fiscal 2004, we reversed approximately $1.8 million of accrued employee termination benefits and approximately $1.4 million of accrued lease costs due to revisions of estimates.

Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS No. 112, where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the Condensed Consolidated Statements of Operations generally at the commitment date. The accrued restructuring costs are included in “accrued liabilities” in the Condensed Consolidated Balance Sheets. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 and SFAS No. 112 through the second quarter of fiscal year 2006:

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
	(In thousands)
	Cash	Cash	Non-Cash
Balance at September 27, 2003	$9,739	$14,490	$—	$24,229
Charges to operations	4,071	35,730	3,500	43,301
Charges utilized	(5,533)	(28,279)	(3,500)	(37,312)
Reversal of accrual	(7,050)	(7,016)	—	(14,066)
Balance at October 2, 2004	1,227	14,925	—	16,152
Charges to operations	2,285	2,522	4,107	8,914
Charges utilized	(3,010)	(7,890)	(4,107)	(15,007)
Balance at October 1, 2005	502	9,557	—	10,059
Charges to operations	—	514	261	775
Charges utilized	—	(1,261)	(261)	(1,522)
Balance at December 31, 2005	502	8,810	—	9,312
Charges to operations	—	481	—	481
Charges utilized	(47)	(646)	—	(693)
Balance at April 1, 2006	$455	$8,645	$—	$9,100

The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

Fiscal 2002 Plans

September 2002 Restructuring. During the three month period ended April 1, 2006, we utilized approximately $120,000 of accrued costs related to the shutdown of facilities. During the six month period ended April 1, 2006, we utilized approximately $595,000 of accrued costs related to the shutdown of facilities. Approximately $27,000 was charged to operations and utilized due to the write-off of impaired fixed assets. There were no employees terminated during the six month period ended April 1, 2006 pursuant to this restructuring plan.

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

October 2001 Restructuring. During the three month period ended April 1, 2006, we charged to operations and utilized approximately $149,000 related to shutdown of facilities and utilized approximately $39,000 of accrued employees termination benefits. There were no significant activities incurred in the first quarter of fiscal year 2006.

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

Fiscal 2001 Plans

July 2001 Restructuring. During the three month period ended April 1, 2006, we recorded approximately $293,000 and utilized approximately $385,000 of accrued costs related to the shutdown of facilities. During the six month period ended April 1, 2006, we recorded approximately $954,000 and utilized approximately $1.2 million of accrued costs related to the shutdown of facilities. We also recorded charges to operations and fully utilized $234,000 for write-off of impaired fixed assets.

In fiscal 2005, we recorded approximately $43,000 and utilized approximately $100,000 of accrued severance. In addition, we recorded approximately $1.9 million and utilized approximately $3.5 million of accrued costs related to the shutdown of facilities. We also incurred and utilized $2.7 million for the impairment of fixed assets to be disposed of. Manufacturing activities at the plants affected by this plan had ceased by the fourth quarter of fiscal 2002. However, the leases of the related facilities expire between 2005 and 2010, therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

In fiscal 2004, we recorded approximately $4.1 million and utilized approximately $7.7 million of accrued costs related to the shutdown of facilities. In addition, we recorded charges to operations of approximately $1.1 million, utilized $164,000 and reversed approximately $2.1 million of accrued severance due to lower than anticipated payments in fiscal 2004.

Cost associated with restructuring activities related to purchase business combinations are accounted for in accordance with EITF 95-3. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 through the second quarter of fiscal year 2006:

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
	(In thousands)
	Cash	Cash	Non-Cash
Balance at September 27, 2003	$12,052	$13,612	$—	$25,664
Additions to restructuring accrual	10,858	—	6,024	16,882
Accrual utilized	(20,826)	(11,434)	(6,024)	(38,284)
Balance at October 2, 2004	2,084	2,178	—	4,262
Accrued utilized	(773)	(393)	—	(1,166)
Balance at October 1, 2005	1,311	1,785	—	3,096
Accrued utilized	(25)	(1,623)	—	(1,648)
Balance at December 31, 2005	1,286	162	—	1,448
Additions to restructuring accrual	—	—	—	—
Accrual utilized	—	(9)	—	(9)
Balance at April 1, 2006	$1,286	$153	$—	$1,439

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

SCI Acquisition Restructuring. There were no significant activities incurred during the three month period ended April 1, 2006. During the six month period ended April 1, 2006, we utilized $25,000 related to employee severance and utilized $1.6 million of accrued facility costs due to expiration of leases.

In fiscal 2005, we utilized $731,000 related to employee severance and utilized $393,000 due to facilities shutdown. In fiscal 2004, we utilized a total of approximately $11.4 million of facilities related accruals and $3.4 million of accrued severance.

At the end of fiscal 2005, we realigned our reporting structure based on different types of manufacturing services offered to our customers. As a result, our operating segments have changed resulting in the identification of two new reportable segments (Electronic Manufacturing Services and Personal Computing). The following table summarizes the total restructuring costs incurred with respect to our reported segments for the three and six month periods ended April 1, 2006 (in thousands):

	Three Months ended April 1, 2006	Six Months ended April 1, 2006
Personal Computing	$13,905	$34,606
Electronic Manufacturing Services	6,688	21,615
Total	$20,593	$56,221

Cash	$15,109	$35,152
Non-cash	5,484	21,069
Total	$20,593	$56,221

The Company expects the remaining costs associated with phase 3 to cost approximately $65 to $75 million, to be incurred by the Electronic Manufacturing Services segment. Of this amount, greater than 90% will be in cash over the next three quarters.

The cumulative restructuring costs per segment have not been disclosed as it is impractical.

Note 12. Income Taxes

For the three and six months ended April 1, 2006, the Company recorded an income tax expense of $6.6 million and an income tax benefit of $6.4 million, respectively. The income tax benefit for the six months ended April 1, 2006 included a one-time favorable income tax adjustment of $27.9 million relating to previously accrued income taxes that were reversed as a result of a settlement reached with the U.S. Internal Revenue Service. The settlement was in relation to certain U.S. tax audits. Notification of approval of the settlement by the Congressional Joint Committee on Taxation was received following the filing of the Company’s Annual Report on Form 10-K for fiscal 2005. The total adjustment to previously accrued income taxes was $64.0 million of which $27.9 million was recorded as an income tax benefit to earnings. The remaining $36.1 million was recorded as an adjustment to goodwill for pre-merger tax items associated with SCI Systems, a subsidiary of the Company.

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

During fiscal 2005 year end, we realigned our reporting structure based on different types of manufacturing services offered to our customers. As a result, our operating segments have changed resulting in the identification of two new reportable segments (Electronic Manufacturing Services and Personal Computing). Prior to the fourth quarter of fiscal 2005, we reported our segment information based on geographical locations (domestic and international).  As required by SFAS No. 131, the prior year information in this footnote has been restated to conform to the current year’s presentation.

The following table presents information about reportable segments for the following fiscal years:

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005 (restated)	April 1, 2006	April 2, 2005 (restated)
	(In thousands)

Net sales:
Electronic Manufacturing Services	$1,923,421	$1,957,150	$3,834,810	$3,935,773
Personal Computing	744,997	928,252	1,695,405	2,202,335
Total net sales	$2,668,418	$2,885,402	$5,530,215	$6,138,108

Gross profit:
Electronic Manufacturing Services	$151,347	$134,512	$301,396	$279,177
Personal Computing	13,261	15,655	32,892	47,957
Total gross profit	$164,608	$150,167	$334,288	$327,134

For the three months ended April 1, 2006, two customers accounted for 11.5% and 10.1%, respectively, of total consolidated revenues. For the six months ended April 1, 2006, two customers accounted for 13.3% and 11.0%, respectively, of total consolidated revenues. For the quarters ended April 1, 2006 and April 2, 2005, there were no inter-segment sales between Electronic Manufacturing Services and Personal Computing.

The following summarizes financial information by geographic segment:

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
	(In thousands)
Net sales:
Domestic	$692,849	$689,561	$1,416,150	$1,423,661
International	1,975,569	2,195,841	4,114,065	4,714,447
Total net sales	$2,668,418	$2,885,402	$5,530,215	$6,138,108

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
	(In thousands)
Gross Profit:
Domestic	$56,617	$35,728	$110,037	$83,936
International	107,991	114,439	224,251	243,198
Total gross profit	$164,608	$150,167	$334,288	$327,134

Note 14. Supplemental Guarantors Condensed Consolidating Financial Information

On February 15, 2006, Sanmina-SCI issued $600.0 million of 8.125% Notes as part of a refinancing transaction for the redemption of the $750 million 10.375% Notes. The full redemption of the 10.375% Notes could result in the release of the guarantees of the notes guarantors (including the guarantees for the 6.75% and 8.125% Senior Subordinated Notes). Notwithstanding the foregoing, Sanmina-SCI USA, Inc., a Delaware corporation, will continue to guarantee the 8.125% Notes and the 6.75% Senior Subordinated Notes for so long as it guarantees the 3% Convertible Subordinated Notes.

The condensed consolidating financial statements are presented below and should be read in connection with our consolidated financial statements. Separate financial statements of the Guarantors are not presented because (i) the Guarantors are wholly-owned and have fully and unconditionally guaranteed the 10.375% Notes, 6.75% Notes and 8.125%

Notes on a joint and several basis, and (ii) Sanmina-SCI’s management has determined such separate financial statements are not material to investors. There are no significant restrictions on the ability of Sanmina-SCI or any Guarantor to obtain funds from its subsidiaries by dividend or loan.

In September 2005, we established an additional domestic (U.S.) operating entity named Sanmina-SCI USA, Inc. and contributed certain assets and liabilities to this entity. Sanmina-SCI USA became a guarantor subsidiary with respect to our indebtedness that is guaranteed by our U.S. subsidiaries. The guarantees from our guarantor subsidiaries are on a joint and several basis. Our guarantor subsidiaries and our parent company, Sanmina-SCI, therefore, are jointly and severally liable for the obligations of our parent company that have been guaranteed by our subsidiaries. The establishment of Sanmina-SCI USA and contribution of assets and liabilities to this company resulted in certain amounts being reclassified between Sanmina-SCI and its guarantor subsidiaries in the balance sheet as of October 1, 2005. Further, in order to reflect these changes in the statements of operations and cash flows for the six months ended April 1, 2006, certain amounts were also reclassified between Sanmina-SCI and its guarantor subsidiaries. However, notwithstanding the reclassifications described above, the sum of “Sanmina-SCI” and “Guarantor Subsidiaries” columns (net of intercompany eliminations), which reflect the financial position, results of operations and cash flows of the entities that are liable with respect to the guaranteed obligations, did not change in the 2005 Form 10-K and the Form 10-Q for the first quarter of fiscal 2006.

The following condensed consolidating financial information presents: the Condensed Consolidating Balance Sheets as of April 1, 2006 and October 1, 2005, the Condensed Consolidating Statements of Operations for the three and six month periods ended April 1, 2006 and April 2, 2005 and Statement of Cash Flows for the three month period ended April 1, 2006 and April 2, 2005 of (a) Sanmina-SCI, the parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Sanmina-SCI with the guarantor subsidiaries and the non-guarantor subsidiaries; and (e) Sanmina-SCI, the guarantor subsidiaries and the non-guarantor subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany sales.

CONDENSED CONSOLIDATING BALANCE SHEET

As of April 1, 2006

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$5,477	$26,011	$593,718	$—	$625,206
Short-term investments	—	—	—	—	—
Accounts receivable, net	—	369,265	1,064,790	—	1,434,055
Accounts receivable—intercompany	—	62,856	—	(62,856)	—
Inventories	—	429,390	729,961	—	1,159,351
Prepaid expenses and other current assets	4,819	27,824	101,969	—	134,612
Total current assets	10,296	915,346	2,490,438	(62,856)	3,353,224
Property, plant and equipment, net	—	218,272	411,885	—	630,157
Goodwill	—	585,892	1,082,190	—	1,668,082
Other intangible assets, net	—	29,597	3,853	—	33,450
Intercompany accounts	730,457	215,830	—	(946,287)	—
Investment in subsidiaries	2,549,164	1,612,656	—	(4,161,820)	—
Other non-current assets	28,613	34,581	19,650	—	82,844
Restricted cash	3,078	—	—	—	3,078
Total assets	$3,321,608	$3,612,174	$4,008,016	$(5,170,963)	$5,770,835

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$—	$523,449	$234	$—	$523,683
Accounts payable	74	522,058	880,004	—	1,402,136
Accounts payable—intercompany	—	—	62,856	(62,856)	—
Accrued liabilities	12,101	111,754	150,097	—	273,952
Accrued payroll and related benefits	—	71,513	80,028	—	151,541
Total current liabilities	12,175	1,228,774	1,173,219	(62,856)	2,351,312
Long-term liabilities:
Long-term debt, net of current portion	977,301	—	1,467	—	978,768
Intercompany accounts non-current	—	—	946,287	(946,287)	—
Other	22,699	64,260	44,363	—	131,322
Total long-term liabilities	1,000,000	64,260	992,117	(946,287)	1,110,090
Stockholders’ equity:
Common stock	5,512	70,558	337,115	(407,673)	5,512
Other stockholders’ equity accounts	2,303,921	2,248,582	1,505,565	(3,754,147)	2,303,921
Total stockholders’ equity	2,309,433	2,319,140	1,842,680	(4,161,820)	2,309,433
Total liabilities and stockholders’ equity	$3,321,608	$3,612,174	$4,008,016	$(5,170,963)	$5,770,835

CONDENSED CONSOLIDATING BALANCE SHEET

As of October 1, 2005

	Sanmina-SCI		Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$95,408		$214,776		$757,869	$—	$1,068,053
Short-term investments	57,281		—		—	—	57,281
Accounts receivable, net	—		321,429		1,155,972	—	1,477,401
Accounts receivable—intercompany	—		27,477		—	(27,477)	—
Inventories	—		404,280		610,755	—	1,015,035
Prepaid expenses and other current assets	6,727		33,427		89,233	—	129,387
Total current assets	159,416		1,001,389		2,613,829	(27,477)	3,747,157
Property, plant and equipment, net	—		219,177		442,924	—	662,101
Goodwill	—		620,081		1,069,117	—	1,689,198
Other intangible assets, net	214		31,546		4,147	—	35,907
Intercompany accounts	851,648		215,515		—	(1,067,163)	—
Investment in subsidiaries	2,492,408		1,534,381		—	(4,026,789)	—
Other non-current assets	29,257		35,354		17,263	—	81,874
Restricted cash	25,538		—		—	—	25,538
Total assets	$3,558,481	(A)	$3,657,443	(A)	$4,147,280	$(5,121,429)	$6,241,775

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$830		$—		$609	$—	$1,439
Accounts payable	—		588,634		970,538	—	1,559,172
Accounts payable—intercompany	—		—		27,477	(27,477)	—
Accrued liabilities	25,402		168,947		172,571	—	366,920
Accrued payroll and related benefits	—		67,930		78,757	—	146,687
Total current liabilities	26,232		825,511		1,249,952	(27,477)	2,074,218
Long-term liabilities:
Long-term debt, net of current portion	1,120,542		522,572		1,552	—	1,644,666
Intercompany accounts non-current	—		—		1,067,163	(1,067,163)	—
Other	32,689		68,202		42,982	—	143,873
Total long-term liabilities	1,153,231		590,774		1,111,697	(1,067,163)	1,788,539
Stockholders’ equity:
Common stock	5,457		70,558		337,115	(407,673)	5,457
Other stockholders’ equity accounts	2,373,561		2,170,600		1,448,516	(3,619,116)	2,373,561
Total stockholders’ equity	2,379,018		2,241,158		1,785,631	(4,026,789)	2,379,018
Total liabilities and stockholders’ equity	$3,558,481	(B)	$3,657,443	(B)	$4,147,280	$(5,121,429)	$6,241,775

(A)   Reflects a decrease of $349.2 million in total assets for the parent and increase of $285.7 million for the guarantor subsidiaries.

(B)   Reflects a decrease of $349.2 million in total liabilities for the parent and increase of $149.8 million in total liabilities and $135.9 million in total stockholders’ equity for the guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended April 1, 2006

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$727,610	$2,066,259	$(125,451)	$2,668,418
Cost of sales	226	670,767	1,958,268	(125,451)	2,503,810
Gross profit	(226)	56,843	107,991	—	164,608

Operating expenses:
Selling, general and administrative and research and development	(1,319)	42,832	55,811	—	97,324
Amortization of intangible assets	—	1,939	132	—	2,071
Restructuring costs	—	4,573	16,020	—	20,593
Total operating expenses	(1,319)	49,344	71,963	—	119,988
Operating income (loss)	1,093	7,499	36,028	—	44,620
Interest income	1,779	397	2,915	—	5,091
Interest expense	(26,815)	(4,775)	(1,399)	—	(32,989)
Intercompany income (expense), net	12,679	(3,742)	(8,937)	—	—
Loss on extinguishment of debt	(112,166)	—	—		(112,166)
Other expense, net	(261)	(6,755)	5,599	—	(1,417)
Interest and other expense, net	(124,784)	(14,875)	(1,822)	—	(141,481)

Income (loss) before income taxes, and equity in income (loss) of subsidiaries	(123,691)	(7,376)	34,206	—	(96,861)
Provision for income taxes	—	2,720	3,839	—	6,559
Equity in income (loss) of subsidiaries	20,271	(11,627)	—	(8,644)	—
Net income (loss)	$(103,420)	$(21,723)	$30,367	$(8,644)	$(103,420)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended April 2, 2005

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
Net sales	$190,584	$853,819	$2,269,023	$(428,024)	$2,885,402
Cost of sales	175,367	833,308	2,154,584	(428,024)	2,735,235
Gross profit	15,217	20,511	114,439	—	150,167

Operating expenses:
Selling, general and administrative and research and development	5,496	26,284	62,751	—	94,531
Amortization of intangible assets	889	1,182	—	—	2,071
Goodwill impairment	15,000	585,000	—	—	600,000
Restructuring costs	9,679	1,970	45,987	—	57,636
Total operating expenses	31,064	614,436	108,738	—	754,238
Operating income (loss)	(15,847)	(593,925)	5,701		(604,071)

Interest income	2,996	298	2,484	—	5,778
Interest expense	(34,809)	(4,507)	(2,219)	—	(41,535)
Intercompany income (expense), net	14,144	(7,759)	(6,385)	—	—
Other income (expense), net	(3,595)	(6,770)	5,111	—	(5,254)
Other expense, net	(21,264)	(18,738)	(1,009)	—	(41,011)

Income (loss) before income taxes and equity in income (loss) of subsidiaries	(37,111)	(612,663)	4,692	—	(645,082)
Provision for income taxes	173,432	159,216	57,778	—	390,426
Equity in income (loss) of subsidiaries	(824,965)	60,910	—	764,055	—
Net income (loss)	$(1,035,508)	$(710,969)	$(53,086)	$764,055	$(1,035,508)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended April 1, 2006

Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
(In thousands)
Net sales	$—	$1,494,632	$4,304,404	$(268,821)	$5,530,215
Cost of sales	1,619	1,382,976	4,080,153	(268,821)	5,195,927
Gross profit	(1,619)	111,656	224,251	—	334,288

Operating expenses:
Selling, general and administrative and research and development	1,191	102,272	91,488	—	194,951
Amortization of intangible assets	214	3,819	271	—	4,304
Restructuring costs	—	7,769	48,452	—	56,221
Total operating expenses	1,405	113,860	140,211	—	255,476
Operating income (loss)	(3,024)	(2,204)	84,040	—	78,812
Interest income	4,502	1,202	5,312	—	11,016
Interest expense	(56,085)	(9,300)	(1,852)	—	(67,237)
Intercompany income (expense), net	25,657	(7,395)	(18,262)	—	—
Loss on extinguishment of debt	(112,166)	—	—	(112,166)
Other income (expense), net	(261)	(873)	771	—	(363)
Other expense, net	(138,353)	(16,366)	(14,031)	—	(168,750)

Income (loss) before income taxes, cumulative effect of accounting changes and equity in income (loss) of subsidiaries	(141,377)	(18,570)	70,009	—	(89,938)
Provision for (benefit from) income taxes	—	(23,092)	16,694	—	(6,398)
Income (loss) before cumulative effect of accounting changes and equity in income (loss) of subsidiaries	(141,377)	4,522	53,315	—	(83,540)
Cumulative effect of accounting changes, net of tax	4,752	—	—	—	4,752
Equity in income (loss) of subsidiaries	57,837	66,449	—	(124,286)	—
Net income (loss)	$(78,788	)(C)	$70,971	(C)	$53,315	$(124,286)	$(78,788)

(C)   Reflects an increase of $33.1 million in net income for the guarantor subsidiaries for the three months ended December 31, 2005. On a consolidated basis, there is no change to the consolidated net income as there is a corresponding increase in consolidating eliminations.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended April 2, 2005

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
Net sales	$387,293	$1,866,214	$4,866,433	$(981,832)	$6,138,108
Cost of sales	370,129	1,799,442	4,623,235	(981,832)	5,810,974
Gross profit	17,164	66,772	243,198	—	327,134

Operating expenses:
Selling, general and administrative and research and development	11,888	61,541	116,015	—	189,444
Amortization of intangible assets	1,736	2,365	—	—	4,101
Goodwill impairment	15,000	585,000	—	—	600,000
Restructuring costs	17,255	6,469	54,337	—	78,061
Total operating expenses	45,879	655,375	170,352	—	871,606
Operating income (loss)	(28,715)	(588,603)	72,846		(544,472)

Interest income	4,305	419	4,561	—	9,285
Interest expense	(59,015)	(9,012)	(3,564)	—	(71,591)
Intercompany income (expense), net	28,277	(15,547)	(12,730)	—	—
Other income (expense), net	(12,565)	2,441	5,140	—	(4,984)
Other expense, net	(38,998)	(21,699)	(6,593)	—	(67,290)

Income (loss) before income taxes and equity in income (loss) of subsidiaries	(67,713)	(610,302)	66,253	—	(611,762)
Provision for income taxes	161,533	160,134	77,713	—	399,380
Equity in income (loss) of subsidiaries	(781,896)	120,974	—	660,922	—
Net income (loss)	$(1,011,142)	$(649,462)	$(11,460)	$660,922	$(1,011,142)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended April 1, 2006

	Sanmina-SCI		Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
Cash provided by (used in) operating activities	$(36,732)		$(132,827)		$14,126	$—	$(155,433)
Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(17,755)		—		—	—	(17,755)
Proceeds from maturities and sales of short-term investments	74,796		—		—	—	74,796
Purchases of long term investments	(848)		100		—	—	(748)
Purchases of property, plant and equipment			(11,082)		(59,019)	—	(70,101)
Proceeds from sale of property, plant and equipment			1,796		5,630	—	7,426
Cash paid for businesses acquired, net			(6,367)		(38,277)	—	(44,644)
Cash provided by (used in) investing activities	56,193		(15,553)		(91,666)	—	(51,026)
Cash flows provided by (used in) financing activities:
Change in restricted cash	22,460		—		—	—	22,460
Payments of long term debt	(750,929)		—		—	—	(750,929)
Payments of notes and credit facilities	—		—		(455)	—	(455)
Repurchase of convertible notes	(543)		—		—	—	(543)
Proceeds from long-term debt, net of issuance cost	587,123		—		—	—	587,123
Interest rate swap termination associated with debt extinguishment	(29,785)		—		—	—	(29,785)
Redemption premium associated with debt extinguishment	(70,751)		—		—	—	(70,751)
Proceeds from sale of common stock	12,109		—		—	—	12,109
Intercompany	120,925		(40,385)		(80,540)	—	—
Cash provided by (used in) financing activities	(109,391)		(40,385)		(80,995)	—	(230,771)
Effect of exchange rate changes					(5,617)		(5,617)
Increase (decrease) in cash and cash equivalents	(89,930	)(D)	(188,765	)(D)	(164,152)	—	(442,847)
Cash and cash equivalents at beginning of period	95,408		214,776		757,869	—	1,068,053
Cash and cash equivalents at end of period	$5,478		$26,011		$593,717	$—	$625,206

(D)  Reflects a decrease of $86.9 million and an increase of $86.9 million in change of cash for the parent and the guarantor subsidiaries, respectively, for the three months ended December 31, 2005.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended April 2, 2005

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
Cash provided by (used in) operating activities	$301,583	$(323,663)	$196,044	$—	$173,964
Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(27,917)	—	—	—	(27,917)
Proceeds from maturities and sales of short-term investments	25,926	—	—	—	25,926
Purchases of long term investments	(765)	—	—	—	(765)
Purchases of property, plant and equipment	(5,084)	(4,393)	(21,660)	—	(31,137)
Proceeds from sale of property, plant and equipment	6,062	8,371	10,442	—	24,875
Cash paid for businesses acquired, net	(4,710)	(3,401)	(74,922)	—	(83,033)
Cash provided by (used in) investing activities	(6,488)	577	(86,140)	—	(92,051)
Cash flows provided by (used in) financing activities:
Repurchase of convertible notes	(398,726)	—	—	—	(398,726)
Payments of long-term debt	—	—	(12,148)	—	(12,148)
Payment of long-term liabilities	(675)	(1,446)	(629)	—	(2,750)
Payments from notes and credit facilities, net	—	(463)	(14,043)	—	(14,506)
Proceeds from long-term debt, net of issuance costs	389,609	—	13,698	—	403,307
Proceeds from sale of common stock	10,363	—	—	—	10,363
Intercompany	(221,104)	304,132	(83,028)	—	—
Cash provided by (used in) financing activities	(220,533)	302,223	(96,150)	—	(14,460)
Effect of exchange rate changes	—	—	(4,069)	—	(4,069)
Increase (decrease) in cash and cash equivalents	74,562	(20,863)	9,685	—	63,384
Cash and cash equivalents at beginning of period	448,464	68,963	552,020	—	1,069,447
Cash and cash equivalents at end of period	$523,026	$48,100	$561,705	$—	$1,132,831

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

A relatively small number of customers historically have been responsible for a significant portion of our net sales. We expect this trend to continue. Sales to our ten largest customers accounted for 60.9% and 62.5% of our net sales for the three and six months ended April 1, 2006, respectively, and two customers each accounted for 10% or more of our net sales during those periods. Sales to our ten largest customers accounted for 66.2% and 67.3% of our net sales for the three and six months ended April 2, 2005, respectively, and one customer accounted for 10% or more of our net sales during the six months ended April 2, 2005.

During the six month periods ended April 1, 2006 and April 2, 2005, 74.4% and 76.8% respectively, of our consolidated net sales were derived from non-U.S. operations. Consolidated net sales from international operations during the three month periods ended April 1, 2006 and April 2, 2005, represented 74.0% and 76.1%, respectively. We expect that a significant majority of the Company’s revenue will continue to be derived from our non-U.S. Operations.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”, an amendment to FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material impact on our results of operations or financial position.

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

Summary Results of Operations

Net sales decreased by 7.5% to $2.7 billion for the three months ended April 1, 2006, from $2.9 billion for the three months ended April 2, 2005. Net sales decreased by 9.9% to $5.5 billion for the six months ended April 1, 2006, from $6.1 billion for the six months ended April 2, 2005. Approximately $182 million and $506 million of the decline in sales in the three and six months ended April 1, 2006, respectively, were due to decreased demand from existing customers in our personal computing business. The remaining decreases in sales for the three and six months ended April 1, 2006 were primarily due to a decline in revenue of $93 million and $166 million, respectively, from our enclosure business, offset by increases in other areas of our business.

Gross margin increased from 5.2% in the second quarter of fiscal 2005 to 6.2% in the second quarter of fiscal 2006 and increased from 5.3% for the six months ended April 2, 2005 to 6.0% for the six months ended April 1, 2006. The increase in gross margin was primarily attributable to changes in product mix. We expect gross margins to continue to fluctuate based on overall production and shipment volumes, changes in the mix of products demanded by our major customers and production efficiencies.

The following table sets forth, for the periods indicated, key operating results (in thousands):

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
	(In thousands)
Net sales	$2,668,418	$2,885,402	$5,530,215	$6,138,108
Gross profit	$164,608	$150,167	$334,288	$327,134

Key performance measures

The following table sets forth, for the periods indicated, certain key performance measures that management utilizes to assess operating results:

	Three Months Ended
	April 1, 2006	December 31, 2005	April 2, 2005
Days sales outstanding(1)	48	51	53
Inventory turns(2)	8.6	9.6	11.4
Accounts payable days(3)	51	55	50
Cash cycle days(4)	40	33	35

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

Results of Operations

The following table sets forth, for the three and six months ended April 1, 2006 and April 2, 2005, certain items in the Condensed Consolidated Statement of Operations expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Net sales	100%	100%	100%	100.0%
Cost of sales	93.8	94.8	94.0	94.7
Gross margin	6.2	5.2	6.0	5.3
Operating expenses:
Selling, general and administrative	3.3	3.0	3.2	2.8
Research and development	0.4	0.2	0.3	0.2
Amortization of intangible assets	0.1	0.1	0.1	0.1
Restructuring costs	0.7	2.0	1.0	1.3
Goodwill impairment	—	20.8	—	9.8
Total operating expenses	4.5	26.1	4.6	14.2
Operating income (loss)	1.7	(20.9)	1.4	(8.9)
Interest income	0.2	0.2	0.2	0.2
Interest expense	(1.2)	(1.4)	(1.2)	(1.2)
Loss on extinguishment of debt	(4.2)	—	(2.0)	—
Other expense, net	(0.1)	(0.2)	—	(0.1)
Interest and other expense, net	(5.3)	(1.4)	(3.0)	(1.1)
Loss before income taxes and cumulative effect of accounting changes	(3.6)	(22.3)	(1.6)	(10.0)
Provision for (benefit from) income taxes	0.3	13.5	(0.1)	6.5
Loss before cumulative effect of accounting change	(3.9)	(35.8)	(1.5)	(16.5)
Cumulative effect of accounting change, net of tax	—	—	(0.1)	—
Net loss	(3.9)%	(35.8)%	(1.4)%	(16.5)%

Net Sales

Net sales decreased by 7.5% to $2.7 billion for the three months ended April 1, 2006, from $2.9 billion for the three months ended April 2, 2005. Net sales decreased by 9.9% to $5.5 billion for the six months ended April 1, 2006, from $6.1 billion for the six months ended April 2, 2005. Approximately $182 million and $506 million of the decline in sales in the three and six months ended April 1, 2006, respectively, were due to decreased demand from existing customers in our personal computing business. The remaining decreases in sales for the three and six months ended April 1, 2006 were primarily due to a decline in revenue of $93 million and $166 million, respectively, from our enclosures business, offset by increases in other areas of our business.

Gross Margin

Gross margin increased from 5.2% in the second quarter of fiscal 2005 to 6.2% in the second quarter of fiscal 2006 and increased from 5.3% for the six months ended April 2, 2005 to 6.0% for the six months ended April 1, 2006. The increase in gross margin was primarily attributable to changes in product mix. We expect gross margins to continue to fluctuate based on overall production and shipment volumes, changes in the mix of products demanded by our major customers and production efficiencies.

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses decreased from $87.3 million in the second quarter of fiscal 2005 to $86.9 million in the second quarter of fiscal 2006. Selling, general and administrative expenses increased as a percentage of net sales, from 3.0% in the second quarter of fiscal 2005 to 3.3% in the second quarter of fiscal 2006. For the six months ended April 1, 2006, selling, general and administrative expenses increased to $175.6 million from $174.7 million for the six months ended April 2, 2005. Selling, general and administrative expenses increased as a percentage of net sales, from 2.8% for the first six months of fiscal 2005 to 3.2% for the first six months of fiscal 2006. The decrease in selling, general and administrative expenses in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 was primarily attributable to reduction in professional fees due to completion of our evaluation of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. The increase in selling, general and administrative expenses for the six months ended April 1, 2006 as compared to the six months ended April 2, 2005 was primarily attributable to expenses we incurred in connection with the implementation of new internal controls and completion of our evaluation of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. The increase in selling, general, and administrative expenses as a percentage of net sales for both three and six months ended April 1, 2006 was primarily attributable to the decrease in sales in the same period.

Research and Development

Research and development expenses increased from $7.3 million in the second quarter of fiscal 2005 to $10.4 million in the second quarter of fiscal 2006. Research and development increased as a percentage of net sales, from 0.2% in the second quarter of fiscal 2005 to 0.4% in the second quarter of fiscal 2006. For the six months ended April 2, 2005, research and development expenses increased from $14.8 million to $19.4 million for the six months ended April 1, 2006. Research and development expenses increased as a percentage of net sales, from 0.2% for the first six months of fiscal 2005 to 0.3% for the six months of fiscal 2006. The increase in research and development expenses is due to our continued investment in original design products as well as $643,000 of research and development expenses associated with the Eurologic acquisition during the second quarter.

Restructuring costs

Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the Condensed Consolidated Statements of Operations when a liability is incurred. Restructuring costs are recorded when probable and estimable. Accrued restructuring costs are included in “accrued liabilities” in the Condensed Consolidated Balance Sheets. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 through the second quarter of fiscal year 2006:

	Employee Termination Benefits	Lease and Contract Termination Costs	Other Restructuring Costs	Impairment of Fixed Assets	Total
	(In thousands)
	Cash	Cash	Cash	Non-Cash
Balance at September 27, 2003	$3,870	$1,462	$—	$—	$5,332
Charges to operations	59,076	11,186	18,890	18,079	107,231
Charges utilized	(45,618)	(9,677)	(18,848)	(18,079)	(92,222)
Reversal of accrual	(1,832)	(1,384)	—	—	(3,216)
Balance at October 2, 2004	15,496	1,587	42	—	17,125
Charges to operations	84,651	14,070	6,404	6,932	112,057
Charges utilized	(64,823)	(12,533)	(6,446)	(6,932)	(90,734)
Reversal of accrual	(2,508)	—	—	—	(2,508)
Balance at October 1, 2005	32,816	3,124	—	—	35,940
Charges to operations	16,364	792	2,704	15,324	35,184
Charges utilized	(12,233)	(108)	(2,704)	(15,324)	(30,369)
Reversal of accrual	(331)	—	—	—	(331)
Balance at December 31, 2005	36,616	3,808	—	—	40,424
Charges to operations	11,882	329	2,660	5,483	20,354
Charges utilized	(8,306)	(1,090)	(2,660)	(5,483)	(17,539)
Reversal of accrual	(242)	—	—	—	(242)
Balance at April 1, 2006	$39,950	$3,047	$—	$—	$42,997

During the three month period ended April 1, 2006, we recorded restructuring charges of approximately $20.1 million (net of $242,000 reversal of accrual) related to our phase 3 restructuring plan. These charges included employee termination benefits of approximately $11.9 million, lease and contract termination costs of approximately $329,000, other restructuring costs of approximately $2.7 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $5.5 million pursuant to SFAS No. 144, “Impairment of Long-Lived Assets”, mainly consisting of manufacturing equipment. These facilities have been reclassified as assets held for sale and included in Prepaid Expenses and Other Current Assets in our Condensed Consolidated Balance Sheets. The employee termination benefits were related to involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $8.3 million of employee termination benefits were utilized and 1,506 employees were terminated during the three months ended April 1, 2006 pursuant to this restructuring plan. We also utilized $1.1 million of lease and contract termination costs and $2.7 million of the other restructuring costs during the three month period ended April 1, 2006. In addition, we reversed $242,000 of employee termination benefits due to completion of our restructuring plan in plants located in Canada and Europe.

During the six month period ended April 1, 2006, we recorded restructuring charges of approximately $55.0 million (net of $573,000 reversal of accrual) related to our phase 3 restructuring plan. These charges included employee termination benefits of approximately $28.2 million, lease and contract termination costs of approximately $1.1 million, other restructuring costs of approximately $5.4 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $20.8 million pursuant to SFAS No. 144, “Impairment of Long-Lived Assets”, mainly consisting of a building complex. These facilities have been reclassified as assets held for sale and included in Prepaid Expenses and Other Current Assets in our Condensed Consolidated Balance Sheets. The employee termination benefits were related to involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $20.5 million of employee termination benefits were utilized and 3,269 employees were terminated during the six months ended April 1, 2006 pursuant to this restructuring plan. We also utilized $1.2 million of lease and contract termination costs and $5.4 million of the other restructuring costs during the six month period ended April 1, 2006. In addition, we reversed $573,000 of employee termination benefits due to completion of our restructuring plan in plants located in Canada and Europe.

During the first quarter of 2006, the Company announced the closure of one plant in Europe. No provision has been recognized at April 1, 2006 as the costs were not estimable, pursuant to SFAS No. 112.

In fiscal 2005, we recorded charges of approximately $109.5 million (net of $2.5 million reversal of accrual) related to restructuring activities pursuant to SFAS No. 146 and SFAS No. 112, of which $106.5 million related to our phase 3 restructuring plan and $3.0 million related to our phase 2 restructuring plan. These charges included employee termination benefits of approximately $84.7 million, lease and contract termination costs of approximately $14.1 million, other restructuring costs of approximately $6.4 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $6.9 million consisting of excess facilities and equipment to be disposed of. The employee termination benefits were related to the involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $64.8 million of employee termination benefits were utilized and total of approximately 11,800 employees were terminated in fiscal 2005. We also utilized $12.5 million of lease and contract termination costs and $6.4 million of the other restructuring costs in fiscal 2005. We incurred charges to operations of $6.9 million in fiscal 2005 for the impairment of excess fixed assets at the vacated facilities, all of which were utilized as of October 1, 2005. We reversed approximately $2.5 million of accrued employee termination benefits. The reversal of the accrual was a result of the changes in estimates and economic circumstances.

In fiscal 2004, we recorded restructuring charges of approximately $107.2 million related to restructuring activities initiated after January 1, 2003. With the exception of $7.8 million of restructuring charges associated with our phase 3 restructuring plan announced in July 2004, these restructuring charges were incurred in connection with our phase 2 restructuring plan announced in October 2002. These charges included employee termination benefits of approximately $59.0 million, lease and contract termination costs of approximately $11.2 million, other restructuring costs of approximately $18.9 million, primarily costs incurred to prepare facilities for closure, and impairment of fixed assets of $18.1 million consisting of excess facilities and equipment to be disposed of. The employee termination benefits were related to the involuntarily termination of approximately 2,000 employees, the majority of which were involved in manufacturing activities. Approximately $45.6 million of employee termination benefits were utilized during fiscal 2004 for the termination of approximately 1,900 employees. We also utilized $9.7 million of lease and contract termination costs and $18.8 million of the other restructuring costs during fiscal 2004. In fiscal 2004, we reversed approximately $1.8 million of accrued employee termination benefits and approximately $1.4 million of accrued lease costs due to revisions of estimates.

Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the Condensed Consolidated Statements of Operations generally at the commitment date. The accrued restructuring costs are included in “accrued liabilities” in the Condensed Consolidated Balance Sheets. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 and SFAS No. 112 through the second quarter of fiscal year 2006:

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
	(In thousands)
	Cash	Cash	Non-Cash
Balance at September 27, 2003	$9,739	$14,490	$—	$24,229
Charges to operations	4,071	35,730	3,500	43,301
Charges utilized	(5,533)	(28,279)	(3,500)	(37,312)
Reversal of accrual	(7,050)	(7,016)	—	(14,066)
Balance at October 2, 2004	1,227	14,925	—	16,152
Charges to operations	2,285	2,522	4,107	8,914
Charges utilized	(3,010)	(7,890)	(4,107)	(15,007)
Balance at October 1, 2005	502	9,557	—	10,059
Charges to operations	—	514	261	775
Charges utilized	—	(1,261)	(261)	(1,522)
Balance at December 31, 2005	502	8,810	—	9,312
Charges to operations	—	481	—	481
Charges utilized	(47)	(646)	—	(693)
Balance at April 1, 2006	$455	$8,645	$—	$9,100

The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

Fiscal 2002 Plans

September 2002 Restructuring. During the three month period ended April 1, 2006, we utilized approximately $120,000 of accrued costs related to the shutdown of facilities. During the six month period ended April 1, 2006, we utilized approximately $595,000 of accrued costs related to the shutdown of facilities. Approximately $27,000 was charged to operations and utilized due to the write-off of impaired fixed assets. There were no employees terminated during the six month period ended April 1, 2006 pursuant to this restructuring plan.

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

October 2001 Restructuring. During the three month period ended April 1, 2006, we charged to operations and utilized approximately $149,000 related to shutdown of facilities and utilized approximately $39,000 of accrued employees termination benefits. There were no significant activities incurred in the first quarter of fiscal year 2006.

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

Fiscal 2001 Plans

July 2001 Restructuring. During the three month period ended April 1, 2006, we recorded approximately $293,000 and utilized approximately $385,000 of accrued costs related to the shutdown of facilities. During the six month period ended April 1, 2006, we recorded approximately $954,000 and utilized approximately $1.2 million of accrued costs related to the shutdown of facilities. We also recorded charges to operations and fully utilized $234,000 for write-off of impaired fixed assets.

In fiscal 2005, we recorded approximately $43,000 and utilized approximately $100,000 of accrued severance. In addition, we recorded approximately $1.9 million and utilized approximately $3.5 million of accrued costs related to the shutdown of facilities. We also incurred and utilized $2.7 million for the impairment of fixed assets to be disposed of. Manufacturing activities at the plants affected by this plan had ceased by the fourth quarter of fiscal 2002. However, the leases of the related facilities expire between 2005 and 2010, therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

In fiscal 2004, we recorded approximately $4.1 million and utilized approximately $7.7 million of accrued costs related to the shutdown of facilities. In addition, we recorded charges to operations of approximately $1.1 million, utilized $164,000 and reversed approximately $2.1 million of accrued severance due to lower than anticipated payments in fiscal 2004.

Cost associated with restructuring activities related to purchase business combinations are accounted for in accordance with EITF 95-3. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 through the second quarter of fiscal year 2006:

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
	(In thousands)
	Cash	Cash	Non-Cash
Balance at September 27, 2003	$12,052	$13,612	$—	$25,664
Additions to restructuring accrual	10,858	—	6,024	16,882
Accrual utilized	(20,826)	(11,434)	(6,024)	(38,284)
Balance at October 2, 2004	2,084	2,178	—	4,262
Accrued utilized	(773)	(393)	—	(1,166)
Balance at October 1, 2005	1,311	1,785	—	3,096
Accrued utilized	(25)	(1,623)	—	(1,648)
Balance at December 31, 2005	1,286	162	—	1,448
Additions to restructuring accrual	—	—	—	—
Accrual utilized	—	(9)	—	(9)
Balance at April 1, 2006	$1,286	$153	$—	$1,439

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

SCI Acquisition Restructuring. There were no significant activities incurred during the three month period ended April 1, 2006. During the six month period ended April 1, 2006, we utilized $25,000 related to employee severance and utilized $1.6 million of accrued facility costs due to expiration of leases.

In fiscal 2005, we utilized $731,000 related to employee severance and utilized $393,000 due to facilities shutdown. In fiscal 2004, we utilized a total of approximately $11.4 million of facilities related accruals and $3.4 million of accrued severance.

At the end of fiscal 2005, we realigned our reporting structure based on different types of manufacturing services offered to our customers. As a result, our operating segments have changed resulting in the identification of two new reportable segments (Electronic Manufacturing Services and Personal Computing). The following table summarizes the total restructuring costs incurred with respect to our reported segments for the three and six month periods ended April 1, 2006 (in thousands):

	Three Months ended April 1, 2006	Six Months ended April 1, 2006
Personal Computing	$13,905	$34,606
Electronic Manufacturing Services	6,688	21,615
Total	$20,593	$56,221

Cash	$15,109	$35,152
Non-cash	5,484	21,069
Total	$20,593	$56,221

Ongoing Restructuring Activities. As of April 1, 2006, we had incurred approximately $169.8 million of restructuring cost under our phase 3 restructuring plan. As initially planned, we incurred approximately 82% of the charges as cash charges and approximately 18% as non-cash charges. The Company expects the remaining costs associated with phase 3 to cost approximately $65 to $75 million, to be incurred by our Electronic Manufacturing Services segment. Of this amount, greater than 90% will be in cash over the next three quarters. As a result of our phase 3 restructuring plan, we expect to achieve reductions in non-cash and cash costs, including depreciation, payroll and related benefits, and rent expense.

The cumulative restructuring costs per segment have not been disclosed as it is impractical.

We continue to rationalize manufacturing facilities and headcount to more efficiently scale capacity to current market and operating conditions. The closing of plants as well as employee terminations and other related activities under our phase 3 restructuring plan will be substantially completed at the end of fiscal year 2006. However, the leases of the related facilities are unexpired; therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

We plan to fund cash restructuring costs with cash flows generated by operating activities.

Interest Expense

Interest expense decreased $8.5 million to $33.0 million in the second quarter of fiscal 2006 from $41.5 million in the second quarter of fiscal 2005. Interest expense decreased $4.4 million to $67.2 million for the six months ended April 1, 2006 from $71.6 million for the six months ended April 2, 2005. The decrease in interest expense is primarily attributable to the repurchases of the Zero Coupon Convertible Subordinated Debentures Due 2020 (the “Zero Coupon Debentures”) on March 25, 2005 and September 12, 2005 and the redemption of all $750 million aggregate principal amount of its outstanding 10.375% Senior Secured Notes due 2010 (the “10.375% Notes”), offset by an increase in average interest rates and an increase in interest expense from the issuance of the 6.75% Notes and 8.125% Notes.

The interest expense savings from the extinguishment of the 10.375% Notes is expected to be approximately $36 million a year. Net of foregone interest income on cash used to extinguish the debt, we will save approximately $26 million per year.

The expected decrease in interest expense for future periods is anticipated to be partially reduced by the higher interest rates on our interest rate swap transactions on our 6.75% Notes. We entered into interest rate swap transactions with independent third parties to effectively convert the fixed interest rate on our 6.75% Notes to a variable rate. Under the terms of this swap agreement, we pay an independent third party an interest rate equal to the six-month LIBOR rate plus a spread ranging from 2.214% to 2.250%. In exchange, we receive a fixed rate of 6.75%.

Loss on Extinguishment of Debt

On February 15, 2006, we issued $600 million aggregate principal amount of our 8.125% Notes. In connection with the debt issuance, we also made a cash tender offer for the redemption of all of our $750 million aggregate principal amount of its outstanding 10.375% Senior Subordinated Notes. The 10.375% notes, which had been previously been swapped to floating, would cost the Company approximately $80 million in annual interest expense. In the process of evaluating our capital structure and other alternatives, we concluded on a net present value basis that our best economic strategy was to tender for the 10.375% Notes. The refinancing will result in interest expense savings of approximately $36 million per year; will be cash flow positive by approximately $26 million per year, net of forgone interest income on cash used; will be positive on a net present value basis over the long-term and extend our debt maturities, by way of issuance of the 8.125% Notes. The refinancing will also be accretive to future earnings by approximately $0.05 per share per annum.

The 10.375% Notes were redeemed in full. As a result of the 10.375% Notes redemption, we recorded a loss on extinguishment of debt of approximately $112.2 million during the quarter ended April 1, 2006. The loss is comprised of $70.8 million of redemption premium, $26.6 million related to interest rate swap termination costs (net of $3.2 million unamortized gain from previously terminated swaps), $13.9 million in unamortized finance fees relating to the 10.375% Notes and $0.9 million of tender expenses. The tender offer was financed by net proceeds from the 8.125% Notes offering together with approximately $263.8 million of cash from our existing cash.

Other Expense, net

Other expense, net, was $1.4 million and $5.3 million for the three month period ended April 1, 2006 and April 2, 2005, respectively. Other expense, net, was $363,000 and $5.0 million for the six month period ended April 1, 2006 and April 2, 2005, respectively.  The following table summarizes the major component of other expense, net:

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
	(In thousands)

Foreign exchange losses	$(1,970)	$(4,069)	$(2,359)	$(4,584)
Other, net	553	(1,185)	1,996	(400)
Other expense, net	$(1,417)	$(5,254)	$(363)	$(4,984)

The reduction of the other expense, net, from $5.3 million for the three months ended April 2, 2005 to $1.4 million for the three months ended April 1, 2006 was mainly attributable to the increased effectiveness of hedging of our foreign currency exposures. The reduction of the other expense, net, from $5.0 million for the six months ended April 2, 2005 to $0.4 million for the six months ended April 1, 2006, was also due to the reason discussed above.

Provision for Income Taxes

For the three and six months ended April 1, 2006, the Company recorded an income tax expense of $6.6 million and an income tax benefit of $6.4 million, respectively. For the three and six months ended April 1, 2006, the effective tax rates were (7)% and 7%, respectively. The income tax benefit for the six months ended April 1, 2006 included a one-time favorable income tax adjustment of $27.9 million relating to previously accrued income taxes that were reversed as a result of a settlement reached with the U.S. Internal Revenue Service. The settlement was in relation to certain U.S. tax audits. Notification of approval of the settlement by the Congressional Joint Committee on Taxation was received following the filing of the Company’s Annual Report on Form 10-K for fiscal 2005. The total adjustment to previously accrued income taxes was $64.0 million of which $27.9 million was recorded as an income tax benefit to earnings. The remaining $36.1 million was recorded as an adjustment to goodwill for pre-merger tax items associated with SCI Systems, a subsidiary of the Company.

For the three and six months ended April 2, 2005, the effective tax rate was (61)% and (65)%, respectively. The significant negative effective rate in fiscal 2005 is due primarily to the recording of a valuation allowance against certain deferred tax assets in the second quarter of fiscal 2005, the majority of which relate to US operations, resulting in the unique situation of a tax provision on the forecasted annual taxable net loss.

Cumulative Effect of Accounting Change, Net of Tax

Cumulative effect of accounting change, net of tax, is a benefit of $4.8 million which resulted from adoption of SFAS No. 123R. This benefit is a result of the forfeiture rate pursuant to SFAS 123R being lower than the actual rate applied pursuant to SFAS 123.

Liquidity and Capital Resources

	Six Months Ended
	April 1, 2006	April 2, 2005
	(Unaudited)
	(In thousands)
Net cash provided by (used in):
Continuing operations
Operating activities	$(155,433)	$173,964
Investing activities	(51,026)	(92,051)
Financing activities	(230,771)	(14,460)
Effect of exchange rate changes	(5,617)	(4,069)
Increase (decrease) in cash and cash equivalents	$(442,847)	$63,384

Cash, cash equivalents, and short-term investments were $625 million at April 1, 2006, a decrease of $443 million from $1.1 billion at October 1, 2005.

Net cash used in operating activities was $155.4 million for the six months ended April 1, 2006. Net cash used for operating activities during the first half of fiscal 2006 was primarily due to an increase in inventory in anticipation of increased demand by our customers in the next quarter and a decrease in accounts payable and accrued liabilities due to payments made to vendors of approximately $173 million. Additionally, the $112.2 million loss due to the extinguishment of the 10.375% Notes contributed to the decrease. Working capital was $1.0 billion and $1.7 billion as of April 1, 2006 and October 1, 2005, respectively.

Net cash used in investing activities was $51.0 million for the six months ended April 1, 2006. Net cash used for investing activities during the first half of fiscal 2006 was primarily due to the purchase of approximately $70 million of additional property, plant and equipment in lower cost regions and payments of approximately $45 million for businesses acquired during the period, offset by approximately $75 million proceeds from the sales and maturity of our short-term investments.

Net cash used in financing activities was $230.8 million for the six months ended April 1, 2006. Net cash used in financing activities during the first half of fiscal 2006 primarily related to the redemption of our 10.375% Senior Secured Notes of $851.5 million partially offset by proceeds from issuance of our 8.125% Notes due 2016 (net of issuance costs) of $587 million, receipt of $22.5 million in restricted cash associated with the termination of the interest rate swap related to the 10.375% Senior Secured Notes and proceeds of $12.1 million from the employee stock purchase plan and exercise of common stock options by our employees.

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

Certain of the Company’s subsidiaries have entered into agreements that permit them to sell specified accounts receivable. The purchase price for receivables sold under these Agreements is equal to 100% of its face amount less a discount charge (based on LIBOR plus a spread) for the period from the date the receivable is sold to its collection date. These agreements provide for a commitment fee based on the unused portion of the facility. Accounts receivable sales under these Agreements were $694.8 million for the six month period ended April 1, 2006, and none in the comparable period in fiscal year 2005. The sold receivables are subject to certain limited recourse provisions. As of April 1, 2006, $197.7 million of sold accounts receivable remain subject to certain recourse provisions. We have not experienced any credit losses under these recourse provisions.

On February 15, 2006, we issued $600 million aggregate principal amount of our 8.125% Notes. In connection with the debt issuance, we also made a cash tender offer for the redemption of all of our $750 million aggregate principal amount of its outstanding 10.375% Senior Subordinated Notes. The 10.375% notes, which had been previously been swapped to floating, would cost the Company approximately $80 million in annual interest expense. In the process of evaluating our capital structure and other alternatives, we concluded on a net present value basis that our best economic strategy was to tender for the 10.375% Notes. The refinancing will result in interest expense savings of approximately $36 million per year; will be cash flow positive by approximately $26 million per year, net of forgone interest income on cash used; will be positive on a net present value basis over the long-term and extend our debt maturities, by way of issuance of the 8.125% Notes. The refinancing will also be accretive to future earnings by approximately $0.05 per share per annum.

Interest on the 8.125% Notes is payable on March 1 and September 1 of each year, beginning on September 1, 2006.  The maturity date of the 8.125% Notes is March 1, 2016. Debt issuance costs of $12.9 million are included in other assets and amortized over the life of the debt as interest expense.

The 8.125% Notes are unsecured and will be subordinated in right of payment to all of the Company’s existing and future senior debt.  The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by substantially all of the Company’s domestic restricted subsidiaries (the “Guarantors”) for so long as those subsidiaries guarantee any of the Company’s other debt (other than the 6.75% Senior Subordinate Notes due March 1, 2013 of the Company, unregistered senior debt and debt under the company’s senior secured credit facility). In the event that all of the 10.375% Notes are repurchased or redeemed, the guarantees by the Guarantors under the Notes could be released. Notwithstanding the foregoing, Sanmina-SCI USA, Inc., a Delaware corporation, will continue to guarantee the 8.125% Notes and the 6.75% Senior Subordinated Notes for so long as it guarantees the 3% Convertible Subordinated Notes.

The Company may redeem the 8.125% Notes, in whole or in part, at any time prior to March 1, 2011, at a redemption price that is equal to the sum of (1) the amount of the 8.125% Notes to be redeemed, (2) accrued and unpaid interest on those 8.125% Notes and (3) a make-whole premium calculated in the manner specified in the Indenture.  The Company may redeem the 8.125% Notes, in whole or in part, beginning on March 1, 2011, at redemption prices ranging from 100% to 104.063% of the principal amount of the 8.125% Notes, plus accrued and unpaid interest to, but excluding, the redemption date, with the actual redemption price to be determined based on the date of redemption.  At any time prior to March 1, 2009, the Company may redeem up to 35% of the 8.125% Notes with the proceeds of certain equity offerings at a redemption price equal to 108.125% of the principal amount of the 8.125% Notes, plus accrued and unpaid interest to, but excluding, the redemption date.

Following a change of control, as defined in the Indenture, the Company will be required to make an offer to repurchase all or any portion of the 8.125% Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.

The 8.125% Notes Indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; create specified liens; sell assets; create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to us; engage in transactions with affiliates; incur layered debt; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s assets.  The restrictive covenants are subject to a number of important exceptions and qualifications set forth in the Indenture.

The 8.125% Notes Indenture provides for customary events of default, including:

•      payment defaults;

•      breaches of covenants;

•      certain payment defaults at final maturity;

•      acceleration of other indebtedness;

•      failure to pay certain judgments;

•      certain events of bankruptcy, insolvency and reorganization;

•      certain instances in which a guarantee ceases to be in full force and effect.

If any event of default occurs and is continuing, subject to certain exceptions, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 8.125% Notes may declare all the 8.125% Notes to be due and payable immediately, together with any accrued and unpaid interest, if any, to the acceleration date. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, such amounts with respect to the 8.125% Notes will be due and payable immediately without any declaration or other act on the part of the trustee or the holders of the 8.125% Notes.

On February 28, 2006, the Company completed an Offer to Purchase and Consent Solicitation (the “Offer to Purchase”) for any or all of its $750 million 10.375% Notes at a total consideration of $1,103.17 for each $1,000 principal amount. The total consideration amount represents the present value of the remaining scheduled payments of principal and interest on the 10.375% Notes due in January 15, 2007 (which is the earliest redemption date for the 10.375% Notes) determined using a discount factor equal to the yield on the Price Determination Date of February 13, 2006 of the 3% U.S. Treasury Note due December 31, 2006 plus 50 basis points, and includes a consent fee plus accrued and unpaid interest. In conjunction with the offer, the Company solicited consents to proposed amendments to the indenture governing the 10.375% Notes, which eliminated substantially all of the restrictive covenants and certain events of default in the indenture. The Company offered a consent payment (which is included in the total consideration described above) of $30.00 per $1,000 principal amount of 10.375% Notes to holders who validly tendered their 10.375% Notes and delivered their consents prior to the Consent Payment Deadline of February 13, 2006. Holders who tendered their 10.375% Notes after the Consent Payment Deadline but prior to the expiration date received total consideration referred to above, less the consent payment.

The Company redeemed approximately $721.7 million in aggregate principal amount of the 10.375% Notes pursuant to the Company’s Offer to Purchase and used all of the net proceeds of $588 million from the issuance of the 8.125% Notes, together with approximately $239.2 million cash on hand (including a release of $22.5 million in restricted cash associated with the interest rate swap related to the 10.375% Senior Secured Notes) to repurchase the 10.375% Notes.

On February 16, 2006, the Company called for a full redemption on March 20, 2006, (the “Redemption Date”) of all the remaining outstanding 10.375% Notes. The aggregate principal amount outstanding was approximately $28.3 million. The total consideration amount of $1,108.56 for each $1,000 principal amount was calculated based on the principal amount of the Notes, plus accrued and unpaid interest to but excluding the redemption date, plus the make-whole premium amounting to approximately $31.3 million. The 10.375% Notes was redeemed in full on March 20, 2006 and no further interest was accrued.

The Company recorded a loss of approximately $112.2 million from the early extinguishment of the $750 million 10.375% Notes which is comprised of approximately $70.8 million of redemption premium, $26.6 million related to interest rate swap termination (net of $3.2 million unamortized gain from previously terminated swaps), $13.9 million unamortized finance fees relating to the 10.375% Notes and $0.9 million of tender expenses. The loss on debt extinguishment is included as part of interest and other expense, net in the accompanying Condensed Consolidated Statement of Operations.

There are currently no loans outstanding under the senior secured credit facility as of April 1, 2006.

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

We believe that our existing cash resources, together with cash generated from operations, will be sufficient to meet our working capital requirements for the remainder of fiscal 2006. Should demand for our electronics manufacturing services decrease over the remainder of fiscal 2006, the available cash provided by operations could be negatively impacted. We may seek to raise additional capital through the issuance of either debt or equity securities. Our senior secured credit facility and the indentures governing our 8.125% Notes and our 6.75% Notes include covenants that, among other things, limit in certain respects us from incurring debt, making investments and other restricted payments, paying dividends on capital stock, redeeming capital stock or subordinated obligations and creating liens. In addition to existing collateral and covenant requirements, future debt financing may require us to pledge assets as collateral and comply with financial ratios and covenants. Equity financing may result in dilution to stockholders.

Our 3% Notes in the aggregate principal amount of $525 million are due on March 15, 2007. These notes were originally issued by SCI Systems, Inc. prior to our acquisition of SCI. Under the terms of our revolving credit facility, we would not be able to borrow funds to repay the 3% Notes as this facility cannot be used to fund debt repayment.  Accordingly, we expect that we will likely seek to refinance all or a portion of the principal amount of the 3% Notes. We believe, based on our recent experience in completing capital markets transactions, that we would be able to raise the capital necessary to retire the 3% Notes on commercially reasonable terms, however we cannot assure you that this will be the case. In the event we are unable to retire the 3% Notes at maturity, our financial condition would be materially and adversely affected and our stock price would likely decline.

In regards to restructuring, the Company anticipates that the remaining costs associated with our phase 3 restructuring to be approximately $65 to $75 million, which will be incurred by our Electronic Manufacturing Services segment. Of this amount, greater than 90% will be in cash over the next three quarters.

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

If in a future fiscal period, we identified a material weakness in our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities; we will also likely continue to incur substantial expenditures in connection with the Sarbanes-Oxley Section 404 process.

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

Sales to our ten largest customers accounted for 62.5% of our net sales during the first half of fiscal 2006 and sales to two customers accounted for more than 10% of our net sales for that period. We depend on the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycles, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in their business, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could adversely affect our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would adversely affect our operating results.

If our business declines or improves at a slower pace than we anticipate, we may further restructure our operations, which may adversely affect our financial condition and operating results.

We have incurred approximately $169.8 million of restructuring costs associated with this plan. As initially planned, we incurred approximately 82% of the charges as cash charges and approximately 18% as non-cash charges. We anticipate incurring additional restructuring charges in fiscal 2006 under our phase 3 restructuring plan. The projected costs to complete our phase 3 restructuring plan is approximately $65 million to $75 million. On October 12, 2005, we announced the restructuring of several European entities. We cannot be certain as to the actual amount of these restructuring charges or the timing of their recognition for financial reporting purposes. We may need to take additional restructuring charges in the future if our business declines or improves at a slower pace than we anticipate or if the expected benefits of recently completed and currently planned restructuring activities do not materialize. These benefits may not materialize if we incur unanticipated costs in closing facilities or transitioning operations from closed facilities to other facilities or if customers cancel orders as a result of facility closures. If we are unsuccessful in implementing our restructuring plans, we may experience disruptions in our operations and higher ongoing costs, which may adversely affect our operating results.

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

In addition, the electronics industry will become subject to the European Union’s Restrictions of Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment, or WEEE, directives which took effect beginning in 2005 and continuing in 2006. Parallel initiatives are being proposed in other jurisdictions, including several states in the United States and the Peoples’ Republic of China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. We are in the process of making our manufacturing process RoHs compliant. In the case of WEEE, the compliance responsibility rests primarily with OEMs rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations. In the event we are not able to make our manufacturing obligations fully RoHS compliant by the applicable deadlines, we could be unable to certify compliance to our customers and could incur substantial costs, including fines and penalties, as well as liability to our customers. In addition, we may incur costs related to inventories containing restricted substances that are not consumed by the RoHS effective dates.

We are potentially liable for contamination of our current and former facilities, including those of the companies we have acquired, which could adversely affect our business and operating results in the future.

We are potentially liable for contamination at our current and former facilities, including those of the companies we have acquired. These liabilities include ongoing investigation and remediation activities at a number of sites. Currently, we are unable to anticipate whether any third-party claims will be brought against us for this contamination. We cannot assure you that third-party claims will not arise and will not result in material liability to us. In addition, there are several sites that are known to have groundwater contamination caused by a third party, and that third party has provided indemnity to us for the liability. Although we do not currently expect to incur liability for clean-up costs or expenses at any of these sites, we cannot assure you that we will not incur such liability or that any such liability would not be material to our business and operating results in the future.

Our 3% convertible subordinated notes, or 3% Notes, in the aggregate principal amount of $525 million, are due on March 15, 2007, and the maturity of these 3% Notes could affect our liquidity.

Our 3% Notes in the aggregate principal amount of $525 million are due on March 15, 2007. These notes were originally issued by SCI Systems, Inc. prior to our acquisition of SCI. Under the terms of our revolving credit facility, we would not be able to borrow funds to repay the 3% Notes as this facility cannot be used to fund debt repayment.  Accordingly, we expect that we will likely seek to refinance all or a portion of the principal amount of the 3% Notes. We believe, based on our recent experience in completing capital markets transactions, that we would be able to raise the capital necessary to retire the 3% Notes on commercially reasonable terms, however we cannot assure you that this will be the case. In the event we are unable to retire the 3% Notes at maturity, our financial condition would be materially and adversely affected and our stock price would likely decline.

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

We conduct our international operations primarily in Asia, Latin America, Canada and Europe and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 74.4% of our net sales from non-U.S. operations during the six months ended April 1, 2006, and a significant portion of our manufacturing material was provided by international suppliers during this period. During fiscal 2005, we generated 76.2% of our net sales from non-U.S. operations. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

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

The table below presents carrying amounts and related average interest rates by year of maturity for our investment portfolio as of April 1, 2006:

	2006	2007	Total
	(In thousands, except percentages)
Cash equivalents and short-term investments	$2,476	—	$2,476
Average interest rate	4.63%	—	4.63%

We have issued the 6.75% Notes with a principal balance of $400.0 million due in 2013. We entered into interest rate swap transactions with independent third parties to effectively convert the fixed interest rate to a variable rate. The swap agreements, which expire in 2013, are accounted for as fair value hedges under SFAS No. 133. The aggregate notional amount of the combined swap transactions is $400.0 million. Under the terms of the swap agreements, we pay the independent third parties an interest rate equal to the six-month LIBOR rate plus a spread ranging from 2.214% to 2.250%. In exchange, we receive a fixed rate of 6.75%. At April 1, 2006 and October 1, 2005, $22.7 million and $10.6 million respectively, has been recorded in other long-term liabilities to record the fair value of the interest rate swap transactions, with a corresponding decrease to the carrying value of the 6.75% Notes on the Condensed Consolidated Balance Sheets.

As of April 1, 2006, we have $1.3 million of other term loans at interest rates that fluctuate. The average interest rates for the year ended April 1, 2006 was 5.25%.

Foreign Currency Exchange Risk

We transact business in foreign countries. Our primary foreign currency cash flows are in certain Asian and European countries, Australia, Brazil, Canada, and Mexico. We enter into short-term foreign currency forward contracts to hedge those currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less. At April 1, 2006 and October 1, 2005, we had forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $439.6 million and $519.9 million, respectively. The net unrealized loss on the contracts at April 1, 2006 is not material and is recorded in accrued liabilities on the Condensed Consolidated Balance Sheets. Market value gains and losses on forward exchange contracts are recognized in the Condensed Consolidated Statement of Operations as offsets to the exchange gains and losses on the hedged transactions. The impact of these foreign exchange contracts was not material to the results of operations for the six months ended April 1, 2006 and April 2, 2005.

We also utilize foreign currency forward and option contracts to hedge certain forecasted foreign currency sales and cost of sales (“cash flow hedges”) and these contracts typically expire within 12 months. Gains and losses on these contracts related to the effective portion of the hedges are recorded in other comprehensive income until the forecasted transactions occur. Gains and losses related to the ineffective portion of the hedges are immediately recognized in the Consolidated Statements of Operations. At April 1, 2006, we had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $60.6 million. The net unrealized gain on the contracts at April 1, 2006 is not material and is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The impact of these foreign exchange forward and option contracts was not material to the results of operations for the six months ended April 1, 2006 and April 2, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to certain legal proceedings that have arisen in the ordinary course of our business. We believe that the resolution of these proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

On February 27, 2006, Sanmina-SCI held its 2006 Annual Meeting of Stockholders. The matters voted upon at the meeting for shareholders of record as of January 11, 2006 and the vote with respect to each such matter are set forth below:

1.     To elect directors of Sanmina-SCI Corporation:

	For	Withheld
Neil R. Bonke	397,846,015	47,453,659
Alain Couder	430,847,602	14,452,072
Mario M. Rosati	393,729,613	51,570,061
A. Eugene Sapp, Jr	409,633,899	35,665,775
Wayne Shortridge	417,952,611	27,347,063
Peter J. Simone	433,341,326	11,958,348
Jure Sola	408,837,836	36,461,838
Jacquelyn M. Ward	420,371,265	24,928,409

2.     To amend Sanmina-SCI’s 2003 Employee Stock Purchase Plan to increase the number of shares reserved for issuance under such plan by 6,000,000 shares to a new total of 15,000,000 shares.

For: 303,729,340	Against: 18,636,884	Abstain: 122,933,450

3.     To approve appointment of KPMG LLP as the independent public accountants of Sanmina-SCI for the fiscal year ending September 30, 2006.

For: 439,422,407	Against: 2,932,337	Abstain: 2,944,930

Item 6. Exhibits

(a)   Exhibits

Refer to item (c) below.

(c)   Exhibits

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant toSection 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SANMINA-SCI CORPORATION

SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANMINA-SCI CORPORATION
(Registrant)

By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer

Date: May 11, 2006

By:	/s/ DAVID L. WHITE
David L. White
Executive Vice President and Chief Financial Officer

Date: May 11, 2006

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