Form 10-Q
period 2006-07-01
SANMINA-SCI CORP
filed 2006-12-13
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

As of December 1, 2006, there were 531,606,934 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1,	October 1,
	2006	2005
		(Restated)
	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$563,092	$1,068,053
Accounts receivable, net	1,584,316	1,477,401
Inventories	1,251,826	1,015,035
Deferred income taxes	29,331	42,767
Prepaid expenses and other current assets	105,351	86,620
Short-term investments	—	57,281
Total current assets	3,533,916	3,747,157
Property, plant and equipment, net	654,689	689,454
Other intangible assets, net	31,219	35,907
Other non-current assets	83,996	81,874
Goodwill	1,657,647	1,689,198
Restricted cash	2,200	25,538
Total assets	$5,963,667	$6,269,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,550,036	$1,559,172
Accrued liabilities	339,135	366,920
Accrued payroll and related benefits	149,019	147,145
Current portion of long-term debt	137	1,439
Total current liabilities	2,038,327	2,074,676
Long-term liabilities:
Long-term debt, net of current portion	1,496,555	1,666,768
Other	134,897	143,873
Total long-term liabilities	1,631,452	1,810,641
Commitments and contingencies
Stockholders’ equity:
Common stock	5,513	5,457
Treasury stock	(186,416)	(188,519)
Additional paid-in capital	5,948,985	5,932,490
Accumulated other comprehensive income	41,779	36,886
Accumulated deficit	(3,515,973)	(3,402,503)
Total stockholders’ equity	2,293,888	2,383,811
Total liabilities and stockholders’ equity	$5,963,667	$6,269,128

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
		(Restated)		(Restated)
	(Unaudited)
	(In thousands, except per share data)

Net sales	$2,707,900	$2,831,264	$8,238,115	$8,969,372
Cost of sales	2,545,762	2,677,888	7,742,931	8,491,384
Gross profit	162,138	153,376	495,184	477,988
Operating expenses:
Selling, general and administrative	85,936	100,623	263,088	278,311
Research and development	10,804	8,190	30,285	23,289
Amortization of intangible assets	2,181	1,894	6,485	5,995
Restructuring costs	72,793	20,041	129,014	97,903
Impairment of tangible assets	5,570	—	5,570	—
Goodwill impairment	—	—	—	600,000
Total operating expenses	177,284	130,748	434,442	1,005,498

Operating income (loss)	(15,146)	22,628	60,742	(527,510)
Interest income	3,526	4,732	14,542	14,017
Interest expense	(27,676)	(35,297)	(91,352)	(111,238)
Loss on extinguishment of debt	—	—	(84,600)	—
Other income (expense), net	(5,348)	9,880	(14,737)	(13,804)
Interest and other expense, net	(29,498)	(20,685)	(176,147)	(111,025)

Income (loss) before income taxes and cumulative effect of accounting change	(44,644)	1,943	(115,405)	(638,535)
Provision for income taxes	10,158	6,059	3,760	387,421
Loss before cumulative effect of accounting change	(54,802)	(4,116)	(119,165)	(1,025,956)
Cumulative effect of accounting change, net of tax	—	—	5,695	—
Net loss	$(54,802)	$(4,116)	$(113,470)	$(1,025,956)

Net loss per share before cumulative effect of accounting change:
Basic	$(0.10)	$(0.01)	$(0.23)	$(1.97)
Diluted	$(0.10)	$(0.01)	$(0.23)	$(1.97)

Net loss per share:
Basic	$(0.10)	$(0.01)	$(0.22)	$(1.97)
Diluted	$(0.10)	$(0.01)	$(0.22)	$(1.97)

Weighted average shares used in computing per share amounts:
Basic	527,111	521,584	525,559	520,163
Diluted	527,111	521,584	525,559	520,163

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 1, 2006	July 2, 2005
		(Restated)
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(113,470)	$(1,025,956)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Restructuring non-cash costs	24,154	7,721
Depreciation and amortization	103,068	135,250
Recovery of provision for doubtful accounts	(2,138)	(2,178)
Loss on interest swap	—	10,309
Stock-based compensation	9,410	29,522
Cumulative effect of accounting change, net of tax	(5,695)	—
Loss (gain) on disposal of property, plant and equipment	(933)	589
Proceeds from sale of accounts receivable	1,088,246	184,096
Loss on extinguishment of debt	84,600	6,127
Other, net	1,030	978
Deferred tax asset valuation allowance	—	349,220
Goodwill impairment	—	600,000
Impairment of tangible assets	5,570	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,188,120)	(102,260)
Inventories	(216,475)	125,729
Prepaid expenses and other current and non-current assets	950	(17,880)
Income tax accounts	(30,384)	22,245
Restricted cash	878	(44)
Accounts payable and accrued liabilities	25,624	(82,573)
Cash provided by (used in) operating activities	(213,685)	240,895
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of short-term investments	(17,755)	(56,199)
Proceeds from maturities and sale of short-term investments	74,796	30,626
Purchases of long-term investments	(1,823)	(1,015)
Purchases of property, plant and equipment	(103,677)	(48,408)
Proceeds from sale of property, plant and equipment	36,835	33,663
Cash paid for businesses acquired, net of cash acquired	(44,651)	(83,269)
Cash used in investing activities	(56,275)	(124,602)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	22,460	—
Payments of long-term debt	(750,929)	(14,898)
Payments of notes and credit facilities	(600)	(12,656)
Proceeds from long-term debt, net of issuance cost	587,123	403,307
Repurchase of convertible notes	(543)	(398,726)
Interest rate swap termination associated with debt extinguishment	(29,785)	—
Redemption premium associated with debt extinguishment	(70,751)	—
Proceeds from sale of common stock	12,836	11,171
Cash used in financing activities	(230,189)	(11,802)
Effect of exchange rate changes	(4,812)	(2,960)
Increase (decrease) in cash and cash equivalents	(504,961)	101,531
Cash and cash equivalents at beginning of period	1,068,053	1,069,447
Cash and cash equivalents at end of period	$563,092	$1,170,978
Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$72,360	$49,213
Income taxes	$37,950	$17,043

See accompanying notes.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Restatement of Condensed Consolidated Financial Statements

Stock-Based Compensation Expense.  In May 2006, two analyst research reports were published wherein it was suggested that based on their analysis of the Company’s proxy statements that were filed with the Securities and Exchange Commission (“SEC”), the Company may have backdated stock option grants (the “Reports”) with respect to the officers of the Company.

Shortly after the Reports were published, the Company was contacted by the SEC with respect to its option practices for the years mentioned in the Reports. As a result of the publication of the Reports and concurrent with the SEC’s informal inquiry, a special meeting of the Board of Directors was convened on June 8, 2006. In response to these circumstances, the Board of Directors immediately created a Special Committee, which was comprised of independent disinterested directors, to conduct a comprehensive review of grants of stock options and restricted stock. The investigation was conducted with the assistance of a law firm and outside accounting consultants not previously involved with the Company’s stock option plans and Equity Plan administration.  The review focused on the following:

•      Option grants made to all employees, directors and consultants during the period from January 1997 through June 2006 (the “Investigation Period”);

•      Restricted stock grants during the period from September 2003 (the date of the first grant of restricted stock) through July 2006; and

•      Stock option grant modifications connected with employee terminations during the Investigation Period.

The Special Committee investigated substantially all of the  option and restricted stock grants issued to individuals at all levels of the Company, including its directors and officers, during the Investigation Period. As a result of the investigation, it was determined that the original measurement date used by the Company for accounting purposes (the “Record Date”) for most of the options and restricted stock issued by the Company from January 1997 to June 2006 did not correspond to the closing price of the Company’s common stock on the appropriate measurement date. In nearly all such cases, the Record Date preceded the appropriate measurement date and the stock price on the Record Date was lower than the price on the appropriate measurement date.

In assessing how the errors relating to stock option accounting occurred, the investigation report identified concerns with respect to the actions of two former executives of the Company who were each involved in the authorization, recording and reporting of stock option grants, restricted stock grants and stock option modifications related to employee terminations. In addition, the investigation report also identified deficiencies in internal controls, including the process of preparing and retaining accurate documentation relating to the Company’s stock option plan administration activities.

The Company’s historical procedures and methodologies for determining the number of shares and the Record Date of stock option and restricted stock grants made during the Investigation Period varied depending on the classification of the recipients of such awards. The following discusses, by category, the Equity Award processes generally followed by the Company to authorize and approve equity-based compensation awards:

Board of Director Grants.  Non-employee Directors generally received automatic option grants pursuant to the 1995 Director’s Option Plan on October 1, or the first trading day thereafter.

Officer Grants.  Equity awards issued to employees of the Company were issued pursuant to the Company’s 1990 and 1999 Stock Option Plans. Equity awards issued to “reporting persons” as that term is defined under Section 16 of the Securities Exchange Act of 1934, as amended (“Officers”) were issued by authority of the Compensation Committee. Officer stock option grants were generally awarded annually at the October meeting of the Compensation Committee.

Non-Officer Grants.  Equity awards issued to non-Officer employees of the Company were generally administered as follows.  First, the Compensation Committee met and authorized a “pool” of stock options and restricted stock to be set aside for issuance to employees and delegated to management the responsibility for allocating the awards to specific recipients pursuant to the stock plan.  Upon management’s conclusion of this allocation process, a final list of award recipients, along with the number of stock options and/or restricted stock to be awarded to each individual was presented to executive management for final review and approval.

Results of the Special Committee’s investigation generally concluded that the Record Date used to account for most of the equity awards issued by the Company from January 1997 to June 2006 differed from the appropriate measurement date.  In nearly all such cases, the stock price on the appropriate measurement date was higher than the price on the Record Date.  The types of grant discrepancies uncovered by the investigation and the financial statement impact of these errors is summarized as follows:

Misdated Grants. From Fiscal 1997 through June 2006, the Company granted options on eleven different dates to its Officers. The investigation identified that the Record Date required revision on all seven (7) Officer Grants issued prior to October 2002 and no revisions were necessary for Officer Grants issued from October 2002 to the present. It was also determined that the Record Dates required revision with respect to nineteen (19) of the twenty-one (21) non-Officer Grants issued during the Investigation Period.  In nearly all cases, the Record Date preceded the appropriate measurement date and the stock price on the Record Date was lower than the price on the appropriate measurement date. With regard to these discrepancies, the Record Date originally used by the Company in some cases preceded the date a definitive list of equity award recipients was approved.  In other cases the stock price declined and the Record Date used was subsequent to the completion of the definitive list.  As such, the revised measurement date  was based on the date when the granting process of each of the Company’s grants was finalized.  As a result, the Company has recognized pre-tax compensation expense of $115.2 million, (including restricted shares) relating to correcting the Record Date for the fiscal period 1997 through 2005. For the three and nine month periods ended July 2, 2005, the Company recognized pre-tax incremental stock based compensation of approximately $15.0 million and $17.0 million, respectively.

Option Exchange.  In 2003, the Company gave eligible employees the opportunity to cancel stock options with an exercise price greater than $11.00 and in exchange receive a new option grant no earlier than six months and one day after the last cancellation day with the exercise price of the new options to be determined at the end of this period, on a date between September 12-17, 2003. Non-employee members of the board of directors and executive officers were not eligible for the exchange program. It was determined that the Record Date of the new options issued in exchange for the forfeited options was incorrect. The effect of using the correct Record Date was to increase pre-tax stock-based compensation expense by $26.0 million  from fiscal 2003 through 2005.  The effect of this correction on the three and nine month periods ended July 2, 2005 was incremental pre-tax compensation expense of $2.1 million and $6.2 million, respectively.  In addition, the Company recorded $58.6 million in fiscal 2003 of pre-tax compensation expense arising from the cancellation of the stock options submitted for the exchange.

Stock Option Grant Modifications Connected with Terminations. Compensation expense was also recognized as a result of modifications that were made to certain employee option grant awards in connection with certain employees’ termination agreements between 1999 and 2006. Compensation expense for these modifications was revised during the relevant periods. The nature of the modifications typically involved changes to employee stock option vesting rights subsequent to termination of employment. The total pre-tax stock-based compensation expense related to these modifications was approximately $24.4 million for the fiscal periods 1997 through 2005.  There was no compensation expense related to modifications for the three and nine month periods ended July 2, 2005.

The cumulative pre-tax incremental stock compensation expense recognized by the Company for these errors described above is approximately $224.2 million for the fiscal periods 1997 through 2005. The cumulative pre-tax incremental stock compensation expense recognized by the Company for these errors described above for the three and nine month periods ended July 2, 2005 was approximately $17 million and $23 million, respectively.

As a result of the Company’s pattern of establishing the Record Date prior or subsequent to the date a definitive list of equity award recipients was approved (see previous discussion entitled Misdated Grants), the revised measurement dates were based on the date on which all of the required granting actions for a specific grant were final (including any changes to the terms of the awards such as the number of options or restricted shares for any employee that received an award). To the extent any of these granting actions were not final for a specific grant, the measurement date was delayed until all required actions relating to the grant were completed, including delaying the measurement date for awards for which the exercise prices were not changed. The Company believes that this is the appropriate way to establish the measurement date.

Notwithstanding the foregoing, the lack of conclusive evidence in the case of certain grants required the Company’s management to apply significant judgment in establishing revised measurement dates. In those cases where a definitive measurement date could not be determined, the evidence was generally sufficient to establish: (1) a date which was defined as the earliest possible date that met all the conditions that constitute a measurement date under APB No. 25 (the “Inside Date”) and (2) a date which was defined as the latest possible date that met all the conditions that constitute a measurement date could have existed under APB No. 25 (the “Outside Date”). These dates, particularly the Outside Date, later became the basis for determination of the revised measurement dates used by the Company in the restatement as the Company determined that this approach is more appropriate in determining when the option grant was determined with finality and no longer subject to change. An example of an Outside Date for an Officer Grant might be the date the related Form 4 was filed. An example of an Outside Date for a Non-Officer Grant generally was the date at or around the date on which the option awards were communicated to employees.

In light of the significant judgment used by the Company in establishing revised measurement dates, alternate approaches to those used by the Company could have resulted in different compensation expense charges than those recorded by the Company in the restatement. For example, an alternative measurement date could be when communication occurred to a significant number of grant recipients included in an Annual grant rather than the Outside Date, when the option grant is determined in finality.

The Company determined that the total cumulative, pre-tax, non-cash, stock compensation expense resulting from revised measurement dates was $224.2 million from January 1997 through October 1, 2005. The cumulative effect of the restatement adjustment on the Company’s consolidated balance sheet at July 2, 2005 was an increase in additional paid-in capital of $182.7 million and an increase in accumulated deficit of the same amount. There was no impact on revenue. From a cash perspective, the additional payable in regards to payroll taxes associated with the stock option grants was approximately $3.6 million for the fiscal periods 1997 through 2005. The adjustments increased previously reported basic and diluted net loss per share by $0.01 and $0.03 for the three and nine month periods ended July 2, 2005, respectively.

Additionally, as part of the Company’s review of its accounting for stock option grants that were granted in prior periods, the Company also determined that it had overstated goodwill by approximately $28.8 million as a result of understating the intrinsic value of the unvested awards to be allocated to unearned compensation that were exchanged in the Company’s acquisition of SCI which was consummated on December 6, 2001.  During fiscal 2002, the Company recorded an impairment charge relating to the goodwill arising from the SCI acquisition. As such the impairment charge recognized in fiscal 2002 was overstated by $28.8 million. The effect of correcting this error increased accumulated defitcit at October 1, 2005 by $23.1 million.  This adjustment did not affect the three and nine month periods ended July 1, 2006 and July 2, 2005.

Other Matters.   The Company also modified the accounting treatment for an interest rate swap related to its 10.375% Notes. Although management believes the economics of the interest rate swap related to the 10.375% Notes achieved the original objectives of converting certain fixed rate debt to effectively variable rate obligations, certain technical documentation requirements for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and related interpretations were not sufficient at the time the transaction occurred.  Specifically we did not meet the requirements of contemporaneous documentation related to the interest swap with respect to the 10.375 % Notes.  As a result, mark to market adjustments of the interest rate swap were recognized in other income (expense) during the term of the interest rate swap agreement which began in October 2004 and was terminated in February 2006. The adjustment reduced net loss by $0.0 million and $22.1 million in the three and nine month periods ending July 1, 2006. In addition, the adjustment reduced net loss by $12.7 million and increased net loss by $10.3 million for the three and nine month periods ended July 2, 2005, respectively, in the Condensed Consolidated Statements of Operations. The effect of the interest swap increased accumulated deficit at October 1, 2005 by $22.1 million.

As part of restructuring activities, the Company established a reserve account for its restructured fixed assets which was applied against the net book value of the restructured fixed assets at the time the restructuring event occurred.  The Company determined that the fixed asset reserve account was overstated by $27.4 million and that the overstatement occurred in fiscal 2001. The adjustment resulted in an increase of $27.4 million in the net book value of property, plant and equipment as of July 1, 2006 and October 1, 2005.  The adjustment also decreased deferred tax assets by $10.5 million resulting in a reduction of $16.9 million in the opening accumulated deficit as of October 1, 2005 and July 1, 2006.  The decrease in deferred tax assets also reduced the valuation allowance that was recorded in the second quarter of fiscal 2005 for certain of the Company’s deferred tax assets.

During a review of our accounting treatment of intercompany transactions, the Company discovered that certain Controlled Foreign Corporations (“CFCs”) of the US group had significant intercompany payable and receivable balances with various US legal entities that were unsettled as of the end of fiscal 2004 and fiscal 2005.

Under US tax rules, the gross intercompany payable balance of a US legal entity owed to a foreign CFC constitutes an investment in US property under Section 956 (“Section 956 property”). For US tax purposes, Section 956 property is treated as a deemed dividend to the US from the CFC and is taxable in the US to the extent of the higher of the CFC’s earnings or its Section 956 property. In previous financial statements, the Company did not properly reflect the inclusion of taxable income under Section 956. During the period that the Section 956 property arose, the Company had substantial net operating losses that were in excess of the required income inclusion under Section 956. Accordingly, the recognition of Section 956 income resulted in a reduction of $35.6 million of net operating loss deferred tax assets and an increase of $35.6 million of our provision for income tax expense in fiscal 2004. This increase was partially offset by the reversal of a deferred tax liability of $8.0 million that had previously been established related to income not permanently reinvested as the recognition of the Section 956 deemed dividend was characterized as a deemed repatriation of this income. The net impact of the deemed dividend in fiscal 2004 was a net decrease of net deferred tax assets of $27.4 million and an increase in our provision for income tax expense of $27.4 million. As part of our review, $1.4 million of deferred tax liability related to income not permanently reinvested was reversed in fiscal 2003, reducing our provision for tax expense in fiscal 2005 by $1.4 million.

During the second quarter of 2005 the Company recorded a valuation allowance against certain of its deferred tax assets. As a result of the Company’s restatement adjustments, deferred tax assets were reduced causing a reduction in the valuation allowance that was recorded during the second quarter of 2005. Accordingly, this reduced our provision for income taxes by $0 and $26.0 million for the three and nine month periods ended July 2, 2005 respectively.

Cash and cash equivalents and long-term debt decreased by approximately $23.2 million at July 2, 2005, due to adjustments of certain overdraft facilities to cash. As a result, payments of notes and credit facilities in the Condensed Consolidated Statements of Cash Flows decreased by approximately $9.2 million for the nine months ended July 2, 2005.

The additional disclosures pertaining to this restatement and its effect on prior periods and years will be included in the 2006 Form 10-K which will be filed at a later date.

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Condensed Consolidated Statements of Operations for the three and nine months ended July 2, 2005:

	Three Months Ended				Nine Months Ended
	July 2, 2005 (Restated) (Unaudited)				July 2, 2005 (Restated) (Unaudited)
	Previously Reported	Adjustments		As Restated	Previously Reported	Adjustments		As Restated
	(In thousands)
Net sales	$2,831,264	$—		$2,831,264	$8,969,372	$—		$8,969,372
Cost of sales	2,670,438	7,450	A	2,677,888	8,481,412	9,972	A	8,491,384
Gross profit	160,826	(7,450)		153,376	487,960	(9,972)		477,988
Operating expenses:
Selling, general administrative and research and development	99,608	9,205	A	108,813	289,052	12,548	A	301,600
Amortization of intangible assets	1,894	—		1,894	5,995	—		5,995
Goodwill impairment	—	—		—	600,000	—		600,000
Restructuring costs	20,041	—		20,041	98,102	(199	)A	97,903
Total operating expenses	121,543	9,205		130,748	993,149	12,349		1,005,498
Operating income (loss)	39,283	(16,655)		22,628	(505,189)	(22,321)		(527,510)

Interest income	4,732	—		4,732	14,017	—		14,017
Interest expense	(34,437)	(860	)B	(35,297)	(106,028)	(5,210	)B	(111,238)
Other income (expense), net	(3,721)	13,601	B	9,880	(8,705)	(5,099	)B	(13,804)
Interest and other income (expense), net	(33,426)	12,741		(20,685)	(100,716)	(10,309)		(111,025)

Income (loss) before income taxes	5,857	(3,914)		1,943	(605,905)	(32,630)		(638,535)
Provision for (benefit from) income taxes	6,059	—		6,059	405,439	(18,018	)C	387,421
Net loss	$(202)	$(3,914)		$(4,116)	$(1,011,344)	$(14,612)		$(1,025,956)
Net loss per share:
Basic	$(0.00)	$(0.01)		$(0.01)	$(1.94)	$(0.03)		$(1.97)
Diluted	$(0.00)	$(0.01)		$(0.01)	$(1.94)	$(0.03)		$(1.97)
Weighted average shares used in computing per share amounts:
Basic	521,584	521,584		521,584	520,163	520,163		520,163
Diluted	521,584	521,584		521,584	520,163	520,163		520,163

A: Adjustment for additional stock compensation expense pursuant to APB No. 25.

B: Adjustment for interest rate swap.

C: Net decrease in provision for income taxes principally due to a reduction of the valuation allowance originally recorded during the second quarter of fiscal 2005 against certain of the Company’s deferred tax assets.  The adjustment to the valuation allowance resulted from the decrease in deferred tax assets arising from the reversal of fixed asset reserves in fiscal year 2001 and net operating losses from the 956 Deemed Dividend, partially offset by an increase in deferred tax assets arising from the stock-based compensation charge.

The following tables present the impact of the financial statement adjustments on the Company’s previously reported Condensed Consolidated Balance Sheets as of July 2, 2005 and October 1, 2005:

	July 2, 2005
	(In thousands)
	(Unaudited)
	Previously Reported	Adjustments		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,219,725	$(48,747	)E	$1,170,978
Accounts receivable, net	1,602,723	—		1,602,723
Inventories	948,674	—		948,674
Prepaid expenses and other current assets	117,043	—		117,043
Short-term investments	45,963	—		45,963
Deferred income tax	23,048	—		23,048
Total current assets	3,957,176	(48,747)		3,908,429
Property, plant and equipment, net	713,557	27,353	C	740,910
Other intangible assets, net	31,638	—		31,638
Other non-current assets	88,577	25,506	E	114,083
Goodwill	1,689,807	—		1,689,807
Total assets	$6,480,755	$4,112		$6,484,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$225,210	$—		$225,210
Accounts payable	1,489,362	—		1,489,362
Accrued liabilities	449,308	—		449,308
Accrued payroll and related benefits	157,010	3,581	D	160,591
Total current liabilities	2,320,890	3,581		2,324,471

Long-term liabilities:
Long-term debt, net of current portion	1,695,145	(12,932	)B, E	1,682,213
Other	102,462	—		102,462
Total long-term liabilities	1,797,607	(12,932)		1,784,675

Stockholders’ equity:
Common stock	5,442	—		5,442
Treasury stock	(188,575)	—		(188,575)
Additional paid-in capital	5,727,736	182,702	A	5,910,438
Accumulated other comprehensive income	42,928	—		42,928
Accumulated deficit	(3,225,273)	(169,239)		(3,394,512)
Total stockholders’ equity:	2,362,258	13,463		2,375,721
Total liabilities and stockholders’ equity	$6,480,755	$4,112		$6,484,867

A: Adjustment for additional stock compensation expense pursuant to APB No. 25.

B: Adjustment for interest rate swap.

C: Reversal of excess fixed asset impairment reserve.

D: Adjustment for payroll tax associated with the adjustment to stock-based compensation.

E: Cash and cash equivalents and long-term debt decreased by approximately $23.2 million at July 2, 2005, due to adjustments of certain overdraft facilities to cash. Additionally, approximately $25.5 million of restricted cash was reclassified from cash and cash equivalents to other non-current assets.

	October 1, 2005
	(Unaudited)
	Previously reported	Adjustments		As Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,068,053	$—		$1,068,053
Short-term investments	57,281	—		57,281
Accounts receivable, net of allowances of $12,429 and $35,406 in 2005 and 2004, respectively	1,477,401	—		1,477,401
Inventories	1,015,035	—		1,015,035
Deferred income taxes	42,767	—		42,767
Prepaid expenses and other current assets	86,620	—		86,620
Total current assets	3,747,157	—		3,747,157
Property, plant and equipment, net	662,101	27,353	C	689,454
Other intangible assets, net	35,907	—		35,907
Other non-current assets	81,874	—		81,874
Goodwill	1,689,198	—		1,689,198
Restricted cash	25,538	—		25,538
Total assets	$6,241,775	$27,353		$6,269,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,559,172	$—		$1,559,172
Accrued liabilities	366,920	—		366,920
Accrued payroll and related benefits	146,687	458	D	147,145
Current portion of long-term debt	1,439	—		1,439
Total current liabilities	2,074,218	458		2,074,676
Long-term liabilities:		—
Long-term debt, net of current portion	1,644,666	22,102	B	1,666,768
Other	143,873	—		143,873
Total long-term liabilities	1,788,539	22,102		1,810,641

Stockholders’ equity:
Preferred stock		—
Common stock	5,457	—		5,457
Treasury stock	(188,519)	—		(188,519)
Additional paid-in capital	5,745,125	187,365	A	5,932,490
Accumulated other comprehensive income	36,886	—		36,886
Accumulated deficit	(3,219,931)	(182,572)		(3,402,503)
Total stockholders’ equity	2,379,018	4,793		2,383,811
Total liabilities and stockholders’ equity	$6,241,775	$27,353		$6,269,128

A: Adjustment for additional stock compensation expense pursuant to APB No. 25.

B: Adjustment for interest rate swap.

C: Reversal of excess fixed asset impairment reserve.

D: Adjustment for payroll tax associated with the adjustment to stock-based compensation.

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Condensed Consolidated Statements of Cash Flows for the nine month period ended July 2, 2005:

	Nine Months Ended
	July 2, 2005
	(In thousands)
	(Unaudited)
	Previously Reported	Adjustments		As Restated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(1,011,344)	$(14,612)		$(1,025,956)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Restructuring non-cash costs	7,721	—		7,721
Depreciation and amortization	135,250	—		135,250
Recovery of provision for doubtful accounts	(2,178)	—		(2,178)
Loss on interest rate swap	—	10,309	B	10,309
Stock-based compensation	7,200	22,322	A	29,522
Gain on disposal of property, plant and equipment	589	—		589
Proceeds from sale of accounts receivable	184,096	—		184,096
Loss on extinguishment of debt	6,127	—		6,127
Other, net	978	—		978
Deferred tax asset valuation allowance	367,239	(18,019	)C	349,220
Goodwill impairment	600,000	—		600,000
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(102,260)	—		(102,260)
Inventories	125,729	—		125,729
Prepaid expenses and other current and non-current assets	(17,880)	—		(17,880)
Income tax accounts	22,245	—		22,245
Restricted cash	—	(44	)D	(44)
Accounts payable and accrued liabilities	(82,573)	—		(82,573)
Cash provided by (used in) operating activities	240,939	(44)		240,895
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of short-term investments	(56,199)	—		(56,199)
Proceeds from maturities and sale of short-term investments	30,626	—		30,626
Purchases of long-term investments	(1,015)	—		(1,015)
Purchases of property, plant and equipment	(48,408)	—		(48,408)
Proceeds from sale of property, plant and equipment	33,663	—		33,663
Cash paid for businesses acquired, net of cash acquired	(83,269)	—		(83,269)
Cash used in investing activities	(124,602)	—		(124,602)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Payments of long-term debt	(14,898)	—		(14,898)
Payments of notes and credit facilities	(3,455)	(9,201	)D	(12,656)
Proceeds from long-term debt, net of issuance cost	403,307	—		403,307
Repurchase of convertible notes	(398,726)	—		(398,726)
Proceeds from sale of common stock	11,171	—		11,171
Cash used in financing activities	(2,601)	(9,201)		(11,802)
Effect of exchange rate changes	(2,960)	—		(2,960)
Increase in cash and cash equivalents	110,776	(9,245)		101,531
Cash and cash equivalents at beginning of period	1,108,949	(39,502)		1,069,447
Cash and cash equivalents at end of period	$1,219,725	$(48,747	)D	$1,170,978

A: Adjustment for additional stock compensation expense pursuant to APB No. 25.

B: Adjustment for interest rate swap.

C: Net decrease in provision for income taxes principally due to a reduction of the valuation allowance originally recorded during the second quarter of fiscal 2005 against certain of the Company’s deferred tax assets.  The adjustment to the valuation allowance resulted from the decrease in deferred tax assets arising from the reversal of fixed asset reserves in fiscal year 2001 and net operating losses from the 956 Deemed Dividend, partially offset by an increase in deferred tax assets arising from the stock-based compensation charge.

D: Cash and cash equivalents and long-term debt decreased by approximately $23.3 and $14.0 million at July 2, 2005 and October 2, 2004, respectively, due to adjustments of certain overdraft facilities to cash. This adjustment resulted in an increase of cash payments of notes and credit facilities for the nine month period ended July 2, 2005. Additionally, approximately $25.5 million of restricted cash was adjusted from cash and cash equivalents to other non-current assets for both July 2, 2005 and October 2, 2004.

The following tables reconcile adjustments and component of stockholders’ equity (in thousands) at July 2, 2005:

	Additonal Paid-In Capital	Deferred Stock-based Compensation	Tax Effect- APIC	Tax Effect- Deferred Tax Asset	Goodwill Impairment	Payroll Tax	Fixed Asset Impairment Reserve	Interest Rate Swap	Accumulated Deficit	Net Impact on Stockholders' Equity
1997	$85	$(85)	$—	$—	$—	$—	$—	$—	$(85)	$—
1998	698	(707)	9	120	—	(22)	—	—	(600)	98
1999	4,194	(4,386)	192	1,054	—	(789)	—	—	(3,929)	265
2000	20,299	(23,761)	3,462	4,885	—	(1,732)	—	—	(17,146)	3,153
2001	25,379	(27,953)	2,574	(5,338)	—	(3,146)	27,353	—	(6,510)	18,869
2002	10,787	(39,856)	244	9,307	28,825	(151)	—	—	(1,631)	9,156
2003	77,664	(77,761)	97	(7,555)	—	723	—	—	(84,496)	(6,832)
2004	21,804	(22,755)	951	(19,963)	—	1,536	—	—	(40,231)	(18,427)
2005 *	21,792	(22,320)	528	17,490	—	—	—	(10,309)	(14,611)	7,181
	$182,702	$(219,584)	$8,057	$—	$28,825	$(3,581)	$27,353	$(10,309)	$(169,239)	$13,463

* Amounts represents nine month period ended July 2, 2005.

Fiscal Year	1997	1998	1999	2000	2001	2002	2003	2004	2005	Total
Stock Compensation
Pre-tax adjustment	—	$0.8	$4.4	$23.7	$28.0	$39.9	$77.7	$22.8	$22.3	$219.6
Tax effect	—	(0.1)	(1.3)	(8.3)	(7.8)	(9.5)	8.9	(8.4)	18.5	(8.0)
	—	$0.7	$3.1	$15.4	$20.2	$30.4	$86.6	$14.4	$40.8	$211.6

Fixed asset impairment reserve
Pre-tax adjustment	—	—	—	—	$(27.3)	—	—	—	—	$(27.3)
Tax effect	—	—	—	—	10.5	—	—	—	(10.5)	—
	—	—	—	—	$(16.8)	—	—	—	$(10.5)	$(27.3)

Interest Rate Swap
Pre-tax adjustment	—	—	—	—	—	—	—	—	$10.3	$10.3
Tax effect	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	$10.3	$10.3

956 Deemed Dividend
Pre-tax adjustment	—	—	—	—	—	—	—	—	—	—
Tax effect	—	—	—	—	—	—	(1.4)	27.4	(26.0)	—
	—	—	—	—	—	—	$(1.4)	$27.4	$(26.0)	$—

Note 2. Basis of Presentation

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

The results of operations for the three and nine months ended July 1, 2006, are not necessarily indicative of the results that may be expected for the full fiscal year.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In July 2006 the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) 48 as an interpretation of SFAS No. 109, “Accounting for Income Taxes”.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the impact, if any, the adoption of this standard will have on our financial position or results of operations.

In March 2005, the FASB issued FIN 47 as an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We plan to adopt this standard in the fourth quarter of fiscal 2006, and the impact will not be significant on our financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material impact on our results of operations or financial position.

Note 3. Stock-Based Compensation

Effective October 2, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, “Share-Based Payment”, and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Prior to October 2, 2005, the Company accounted for equity compensation according to the provisions of Accounting Principle Board (“APB”) No. 25. We adopted the modified prospective transition method pursuant to SFAS No. 123R, and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with equity compensation recognized during the three and nine months ended July 1, 2006, now includes: (1) amortization related to the remaining unvested portion of all equity compensation awards granted prior to October 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and as revised as a result of the restatement adjustment described in Note 1 and  (2) amortization related to all stock option awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The compensation expense for stock based compensation awards includes an estimate for forfeitures and is recognized over the vesting term using the ratable method. Prior to our adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the three and nine months ended July 1, 2006, no excess tax benefits were generated from option exercises. The Company recorded a cumulative effect adjustment for estimated forfeitures for previously issued restricted stock upon the adoption of SFAS No. 123R.

As a result of the adoption of SFAS No. 123R, our loss from continuing operations before income taxes and cumulative effect of accounting change and net loss for the three and nine months ended July 1, 2006, was $263,000 less and $2.4 million less, respectively, than under our previous accounting methodology for share-based compensation. In addition, we recorded a benefit upon the adoption of SFAS No. 123R of approximately $5.7 million during the three months ended December 31, 2005.

Total stock compensation expense for the three and nine months ended July 1, 2006 and July 2, 2005, respectively, are represented by expense categories in the table below:

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
		(Restated)		(Restated)
	(In thousands)		(In thousands)
Cost of sales	$1,802	$8,109	$4,663	$11,989
Selling, general & administrative	1,687	9,887	4,257	16,198
Research & development	186	826	490	1,158
	$3,675	$18,822	$9,410	$29,345

As a result of the restatement, compensation expense increased from $2.1 million to $18.8 million and from $6.8 million to $29.3 million for the three and nine months ended July 2, 2005, respectively.

Stock Options

Our stock option plans provide our employees the right to purchase common stock at the fair market value of such shares on the grant date. The Company amortizes its stock options over the vesting period which is generally five years. New hire options vest 20% at the end of year one and then vest ratably each month, thereafter, for the remaining four years. Recurring option grants vest ratably each month over a five-year period. The contract term of the options is ten years. Additionally, we applied SFAS 123R fair value based on a historical approach. For all option grants prior and subsequent to the adoption SFAS 123R, we recognize compensation cost using the ratable approach (straight-line).

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

The assumptions used for options granted during the three and nine months ended July 1, 2006 and July 2, 2005 are presented below:

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
		(Restated) (1)		(Restated) (1)
Volatility	55.8%	53.85%	56.4%	62.95%
Risk-free interest rate	4.99%	3.90%	4.63%	3.89%
Dividend yield	0%	0%	0%	0%
Expected life of options	5.1 years	5.0 years	5.4 years	4.6 years

(1) Other than changes in the fair value of the Company’s shares on the grant date, the assumptions for the three and nine month periods ended July 2, 2005 did not change as a result of the restatement.

We recorded approximately $1.0 million and $5.0 million of compensation expense related to stock options for the three and nine months ended July 1, 2006, respectively, in accordance with SFAS No. 123R. A summary of stock option activity under the plans for the three and nine months ended July 1, 2006 is presented as follows:

Summary Details for Plan Share Options

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)

Outstanding , October 1, 2005	56,470,357	8.96
Granted	2,289,700	4.12
Exercised	(1,809,597)	3.10
Cancelled/Forfeited/Expired	(1,888,608)	7.70
Outstanding, December 31, 2005	55,061,852	8.99	6.66
Exercisable, December 31, 2005	50,649,155	9.41	6.48
Granted	646,300	4.13
Exercised	(364,300)	3.50
Cancelled/Forfeited/Expired	(4,005,093)	9.50
Outstanding, April 1, 2006	51,338,759	8.93	6.46
Exercisable, April 1, 2006	47,105,273	9.36	6.26
Granted	4,274,500	4.11
Exercised	(169,664)	4.29
Cancelled/Forfeited/Expired	(2,995,529)	10.52
Outstanding, July 1, 2006	52,448,066	8.46	6.49	6,004,208

Vested and expected to vest, July 1, 2006	50,806,136	8.60	6.40	5,201,695
Exercisable, July 1, 2006	44,803,957	9.20	6.02	2,254,146

The weighted-average grant date fair value of stock options granted during the three and nine months ended July 1, 2006, was $2.82 and $2.58, respectively. The weighted-average grant date fair value of stock options granted during the three and nine months ended July 2, 2005 (Restated), was $2.93 and $3.98, respectively. The total intrinsic value of stock options exercised during the three and nine months ended July 1, 2006 was $175,000 and $2.8 million, respectively. The total intrinsic value of stock options exercised during the three and nine months ended July 2, 2005 (Restated) was $541,000 and $3.9 million, respectively. The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value of in-the-money options based on the Company’s closing stock price of $4.60 as of July 1, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of July 1, 2006 was 3.5 million and the weighted average exercise price was $3.96.

At July 1, 2006, an aggregate of 72.5 million shares were authorized for future issuance under our stock plans, which covers stock options, employee stock purchase plans, and restricted stock awards. A total of 9.9 million shares of common stock were available for grant under our stock option plans as of July 1, 2006. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

As of July 1, 2006, there was $19.3 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 4.22 years.

Employee Stock Purchase Plan

In fiscal 2003, the Board of Directors and stockholders of the Company approved the 2003 Employee Stock Purchase Plan (the “2003 ESPP”). The maximum number of shares of common stock available for issuance under the 2003 ESPP is nine million shares. On February 27, 2006 an additional six million shares were reserved under the 2003 Employee Stock Purchase Plan. Under the 2003 ESPP, employees may purchase, on a periodic basis, a limited number of shares of common stock through payroll deductions over a six-month period. The per share purchase price is 85% of the fair market value of the stock at the beginning or end of the offering period, whichever is lower.

We have treated the Employee Stock Purchase Plan as a compensatory plan and have recorded compensation expense of approximately $1.2 million and $3.1 million for the three and nine months ended July 1, 2006 in accordance with SFAS No. 123R.

The assumptions used for the three and nine month periods ended July 1, 2006 and July 2, 2005 are presented below:

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
		(Restated)		(Restated)
Volatility	52.0%	50.3%	51.0%	61.8%
Risk-free interest rate	5.01%	3.43%	4.66%	3.73%
Dividend yield	0%	0%	0%	0%
Expected life	0.75 years	0.75 years	0.75 years	0.75 years

The Employee Stock Purchase Plan was not affected by the restatement of the compensation expense.

Restricted Stock Awards

We grant awards of restricted stock to executive officers, directors and certain management employees. These awards vest at various periods ranging from one to four years.

Compensation expense computed for the three and nine months ended July 1, 2006, was $1.4 million and $1.1 million, respectively.  Compensation expense computed for the three and nine months ended July 2, 2005 (restated) and was approximately $2.2 million and $7.3 million, respectively.

There were no restricted stock awards granted in the three months ended July 1, 2006.  The weighted-average grant date fair value of the restricted stock awards granted in the nine month periods ended July 1, 2006 was $3.90. The weighted-average grant date fair value of the restricted stock awards granted in the three and nine month periods ended July 2, 2005 was $4.88 and $5.93, respectively. At July 1, 2006, unrecognized cost related to restricted stock awards totaled approximately $13.6 million. These costs are expected to be recognized over a weighted average period of 1.35 years.

A one-time, non-cash benefit of approximately $5.4 million for estimated future forfeitures of restricted stock awards previously expensed was recorded as of the SFAS No. 123R implementation date and reported as a cumulative effect of accounting change, net of tax. Pursuant to APB No. 25, stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

A summary of the status of the Company’s nonvested restricted shares for the three and nine month periods ended July 1, 2006 are presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value ($)
		(Restated)
Nonvested at October 1, 2005	3,845,292	11.27
Granted	—	—
Vested	—	—
Forfeited	(528,000)	11.67
Nonvested at December 31, 2005	3,317,292	11.21

Granted	103,698	3.90
Vested	—	—
Forfeited	(212,500)	10.87
Nonvested at April 1, 2006	3,208,490	11.00

Granted	—	—
Vested	—	—
Forfeited	(50,000)	11.67
Nonvested at July 1, 2006	3,158,490	10.99

Restricted Stock Units

During fiscal year 2006, the Company began issuing restricted stock units to executive officers, directors and certain management employees. These awards cliff vest at four years.  The units are automatically exchanged for shares at the vesting date.

Compensation expense computed under the fair value method for the three and nine months ended July 1, 2006, was $208,000 and $225,000, respectively.

The weighted-average grant date fair value of the restricted stock units granted in the three and nine month periods ended July 1, 2006 was $4.84 and $4.79, respectively.  At July 1, 2006, unrecognized cost related to restricted stock units totaled approximately $7.3 million. These costs are expected to be recognized over a weighted average period of 3.79 years.

A summary of the status of the Company’s nonvested restricted share units for the three and nine month periods ended July 1, 2006 are presented below:

	Number of Shares	Weighted- Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Non-vested restricted stock units at October 1, 2005	—	—	—	—
Granted	50,000	4.00
Vested	—	—
Forfeited	—	—
Non-vested restricted stock units at December 31, 2005	50,000	4.00	3.86	213,000
Granted	67,500	4.33
Vested	—	—
Forfeited	(5,000)	4.91
Non-vested restricted stock units at April 1, 2006	112,500	4.16	3.74	461,250
Granted	1,484,750	4.84
Vested	—	—
Forfeited	(44,500)	4.55
Non-vested restricted stock units at July 1, 2006	1,552,750	4.80	3.79	7,142,650
Non-vested restricted stock units expected to vest at July 1, 2006	854,013	4.80	3.79	3,928,458

Performance Restricted Share Plan

During fiscal year 2006, the Company’s Compensation Committee approved the issuance of approximately 2.5 million performance restricted units at a weighted-average grant date fair value of $4.02 per unit to selected executives and other key employees. The units are automatically exchanged for vested shares when certain performance targets are met.

The Company did not record any compensation expense related to the performance restricted shares for the three and nine month periods ended July 1, 2006, respectively, as the likelihood of the Company meeting the prescribed performance levels was not probable. As of the filing date of this document, the Company did not achieve the required performance target for fiscal year 2006. The total unrecognized compensation expense to be recognized over the remaining two years would be approximately $7.5 million, assuming the performance targets are achieved.

Pro Forma Information under SFAS No. 123 for Periods Prior to Fiscal 2006

If compensation expense for the Company’s various equity compensation plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123, the Company’s pro forma net loss, and basic and diluted loss per common share for stock options granted prior to the adoption of SFAS No. 123R would have been as follows:

	Three Months Ended	Nine Months Ended
	July 2, 2005	July 2, 2005
	(Restated)	(Restated)
	(in thousands, except per share data)
Net loss:
As reported	$(4,116)	$(1,025,956)
Stock-based employee compensation expense included in reported net income	18,822	29,345
Stock-based employee compensation expense determined under fair value method	(75,037)	(112,754)
Pro forma	$(60,331)	$(1,109,365)
Basic loss per share:
As reported	$(0.01)	$(1.97)
Pro forma	$(0.12)	$(2.13)
Diluted loss per share:
As reported	$(0.01)	$(1.97)
Pro forma	$(0.12)	$(2.13)

The Company uses Financial Statement Interpretation No. 28 to recognize compensation expense for the three months and nine months ended July 2, 2005.

Note 4. Cumulative Effect of Accounting Change

With respect to the stock option restatement, the Company recorded an incremental stock compensation expense adjustment of $0.9 million related to the adoption of SFAS No. 123R.  The total cumulative effect of accounting change  for estimated forfeitures for previously issued restricted stock and stock options in regards to the adoption of SFAS No. 123R was $5.7 million.

Note 5. Debt

8.125% Senior Subordinated Notes. On February 15, 2006, the Company issued $600 million aggregate principal amount of 8.125% Senior Subordinated Notes due 2016 (the “8.125% Notes”). Interest is payable on the 8.125% Notes on March 1 and September 1 of each year, beginning on September 1, 2006.  The maturity date of the 8.125% Notes is March 1, 2016. Debt issuance costs of $12.9 million are included in prepaid expenses and other current assets and other non-current assets and amortized over the life of the debt as interest expense.

The 8.125% Notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior debt, as defined in the indenture under which the 8.125% Notes were issued.  The 8.125% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by substantially all of the Company’s domestic restricted subsidiaries (the “Guarantors”) for so long as those subsidiaries guarantee any of the Company’s other debt (other than unregistered senior debt and debt under the Company’s senior secured credit facility). The guarantees by the Guarantors of the 8.125% Notes may be released in certain circumstances described in the indenture if all of the 10.375% Notes (as defined below) are repurchased or redeemed. Notwithstanding the foregoing, Sanmina-SCI USA, Inc., a Delaware corporation, will continue to guarantee the 8.125% Notes and the 6.75% Senior Subordinated Notes for so long as it guarantees the 3% Convertible Subordinated Notes.

The Company may redeem the 8.125% Notes, in whole or in part, at any time prior to March 1, 2011, at a redemption price that is equal to the sum of (1) the principal amount of the 8.125% Notes to be redeemed, (2) accrued and unpaid interest on those 8.125% Notes to, but excluding, the redemption date and (3) a make-whole premium calculated in the manner specified in the Indenture for the 8.125% Notes.  The Company may redeem the 8.125% Notes, in whole or in part, beginning on March 1, 2011, at declining redemption prices ranging from 104.063% to 100% of the principal amount of the 8.125% Notes, plus accrued and unpaid interest to, but excluding, the redemption date, with the actual redemption price to be determined based on the date of redemption.  At any time prior to March 1, 2009, the Company may redeem up to 35% of the 8.125% Notes with the proceeds of certain equity offerings at a redemption price equal to 108.125% of the principal amount of the 8.125% Notes, plus accrued and unpaid interest to, but excluding, the redemption date, so long as after giving effect to any such redemption, at least 65% of the aggregate principal amount of the 8.125% Notes remains outstanding.

Following a change of control, as defined in the Indenture, the Company will be required to make an offer to repurchase all or any portion of the 8.125% Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.

The 8.125% Notes Indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; create specified liens; sell assets; create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to the Company; engage in transactions with affiliates; incur layered debt; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s assets.  The restrictive covenants are subject to a number of important exceptions and qualifications set forth in the Indenture for the 8.125% Notes.

The 8.125% Notes Indenture provides for customary events of default, including:

•      payment defaults;

•      breaches of covenants;

•      certain payment defaults at final maturity or acceleration of certain other indebtedness;

•      failure to pay certain judgments;

•      certain events of bankruptcy, insolvency and reorganization; and

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

6.75% Senior Subordinated Notes.   On February 24, 2005, we entered into an indenture among the Company, the Guarantors (as defined below) and U.S. Bank National Association, as trustee, or the 6.75% Notes Indenture, relating to the issuance by the Company of $400 million aggregate principal amount of our 6.75% Senior Subordinated Notes due 2013, or the 6.75% Notes, in a private placement to qualified investors. Interest is payable on the 6.75% Notes on March 1 and September 1 of each year, beginning on September 1, 2005. The maturity date of the 6.75% Notes is March 1, 2013. In June 2005, we completed an exchange offer pursuant to which substantially all of the 6.75% Notes were exchanged for notes registered under the Securities Act of 1933.  These notes evidence the same debt as the original 6.75% Notes and are issued and entitled to the benefits of the same indenture that governs the original the 6.75% Notes except that they are not subject to transfer restrictions.

The 6.75% Notes are unsecured and subordinated in right of payment to all of our existing and future senior debt as defined in the 6.75% Notes Indenture. The 6.75% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by substantially all of our domestic restricted subsidiaries, or the Guarantors, for so long as those subsidiaries guarantee any of our other debt (other than unregistered senior debt and debt under our senior secured credit facility). The guarantees by the Guarantors of the 6.75% Notes may be released in certain circumstances described in the indenture if all of the 10.375% Notes (as defined below) are repurchased or redeemed. Notwithstanding the foregoing, Sanmina-SCI USA, Inc., a Delaware corporation, will continue to guarantee the 8.125% Notes and the 6.75% Senior Subordinated Notes for so long as it guarantees the 3% Convertible Subordinated Notes.

We may redeem the 6.75% Notes, in whole or in part, at any time prior to March 1, 2009, at a redemption price that is equal to the sum of (1) the principal amount of the 6.75% Notes to be redeemed, (2) accrued and unpaid interest to, but excluding, the redemption date on those 6.75% Notes and (3) a make-whole premium calculated in the manner specified in the 6.75% Notes Indenture. We may redeem the 6.75% Notes, in whole or in part, beginning on March 1, 2009, at declining redemption prices ranging from 103.375% to 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, with the actual redemption price to be determined based on the date of redemption. At any time prior to March 1, 2008, we may redeem up to 35% of the 6.75% Notes with the proceeds of certain equity offerings at a redemption price equal to 106.75% of the principal amount of the 6.75% Notes, plus accrued and unpaid interest to, but excluding, the redemption date, so long as after giving effect to any such redemption, at least 65% of the aggregate principal amount of the 6.75% Notes remains outstanding.

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

The 6.75% Notes Indenture provides for customary events of default, including payment defaults, breaches of covenants, certain payment defaults at final maturity or acceleration of certain other indebtedness, failure to pay certain judgments, certain events of bankruptcy, insolvency and reorganization and certain instances in which a guarantee ceases to be in full force and effect. If any event of default occurs and is continuing, subject to certain exceptions, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 6.75% Notes may declare all the 6.75% Notes to be due and payable immediately, together with any accrued and unpaid interest, if any, to the acceleration date. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, such amounts with respect to the 6.75% Notes will be due and payable immediately without any declaration or other act on the part of the trustee or the holders of the 6.75% Notes.

8.125% and 6.75% Senior Subordinated Notes. On September 6, 2006, the Company completed its consent solicitation from the holders of its $400 million aggregate outstanding principal amount of 6.75% Notes and from the holders of its $600 million aggregate outstanding principal amount of 8.125% Notes. Holders of a majority of the outstanding aggregate principal amount of its 6.75% Notes and 8.125% Notes had submitted and not revoked letters of consent and the consent solicitation period had expired. Pursuant to the consent, the Company received a waiver, until December 14, 2006, of any default or event of default under the terms of the indentures governing such notes that may arise by virtue of the Company’s failure to file with the Securities and Exchange Commission and furnish to the trustee and holders of such notes certain reports required to be filed under the Securities Exchange Act of 1934. The Company incurred $12.5 million in aggregate consent fees. These fees have been capitalized and are being amortized over the the remaining life of the 6.75% and 8.125% Senior Subordinated Notes, respectively. The waiver for each series of notes became effective following the payment of the consent fee to each consenting holder of such series of notes, which the Company paid on September 11, 2006.

10.375% Senior Secured Notes due 2010. On December 23, 2002, we issued $750.0 million of 10.375% Senior Secured Notes due January 15, 2010 (the “10.375% Notes”) in a private placement to qualified investors as part of a refinancing transaction pursuant to which we also entered into a $275.0 million senior secured credit facility. On February 28, 2006, the Offer to Purchase and Consent Solicitation (the “Offer to Purchase”) for any or all of the Company’s $750 million 10.375% Notes expired. The total consideration was $1,103.17, which represented the present value of the remaining scheduled payments of principal and interest on the 10.375% Notes due on January 15, 2007 (which is the earliest redemption date for the 10.375% Notes) determined using a discount factor equal to the yield on the Price Determination Date of February 13, 2006 of the 3% U.S. Treasury Notes due December 31, 2006 plus 50 basis points and included a consent fee and accrued and unpaid interest. In conjunction with the offer, the Company solicited consents to proposed amendments to the indenture governing the 10.375% Notes, which eliminated substantially all of the restrictive covenants and certain events of default in the indenture. The Company offered a consent payment (which is included in the total consideration described above) of $30.00 per $1,000 principal amount of 10.375% Notes to holders who validly tendered their 10.375% Notes and delivered their consents prior to the Consent Payment Deadline of February 13, 2006. Holders who tendered their 10.375% Notes after the Consent Payment Deadline but prior to the expiration date received total consideration referred to above, less the consent payment, plus accrued and unpaid interest to the payment date.

As a result of the Company’s offer to purchase the 10.375% Notes on January 31, 2006, the Company purchased approximately $721.7 million in aggregate principal. All of the net proceeds of $587 million from the issuance of the 8.125% Notes, together with approximately $239.2 million cash on hand were used to repurchase the 10.375% Notes. Additionally, in connection with the termination of the interest rate swap related to the 10.375% Notes, the Company released $22.5 million in restricted cash.

On February 16, 2006, the Company called for redemption on March 20, 2006 (the “Redemption Date”) of all the remaining outstanding 10.375% Notes. The aggregate principal amount to be redeemed was approximately $28.3 million. The total consideration amount of $1,108.56 for each $1,000 principal amount was calculated based on the principal amount of the Notes, plus accrued and unpaid interest up to but excluding the redemption date, plus the make-whole premium, totaling approximately $31.3 million. In the aggregate, the 10.375% Notes were redeemed in full on March 20, 2006, and no further interest was accrued.

The Company recorded a loss of approximately $84.6 million from the early extinguishment of the $750 million 10.375% Notes which is comprised of approximately $70.8 million of redemption premium, $2.2 million related to interest rate swap termination, $13.9 million unamortized finance fees relating to the 10.375% Notes and $0.9 million of tender expenses offset by $3.2 million unamortized gain from previously terminated swaps. The loss on debt extinguishment is included in other income (expense), net in the accompanying Condensed Consolidated Statements of Operations.

3% Convertible Subordinated Notes due 2007.  In March 2000, SCI issued $575.0 million aggregate principal amount of 3% Convertible Subordinated Notes due March 15, 2007, or 3% Notes. Interest on the 3% Notes is payable semi-annually on each March 15 and September 15. In connection with the merger with SCI, the Company entered into a supplemental indenture with respect to the 3% Notes providing a guaranty for the 3% Notes and allowing for the conversion of the 3% Notes into shares of our common stock, at a conversion price of $41.35 per share, subject to adjustment in certain events. The 3% Notes are subordinated in right of payment to all existing and future senior debt, as defined, of the Company. The 3% Notes were redeemable at SCI’s option at any time on or after March 20, 2003, although there is no mandatory redemption prior to final maturity. During fiscal 2003, the Company repurchased approximately $50.0 million aggregate principal amount of our 3% Convertible Subordinated Notes due 2007 through unsolicited privately negotiated transactions.

On October 13, 2006, SCI Systems, Inc., one of our wholly owned subsidiaries (“SCI Systems”), effected, in accordance with the terms thereof, the satisfaction and discharge of the Indenture (i.e eliminated the Company’s obligation under the indenture), dated as of March 15, 2000, by and between SCI Systems and The Bank of New York Trust Company, National Association, as trustee (as supplemented, the “Indenture”), pursuant to which SCI Systems issued its 3% Notes due 2007.  As a result, $532,875,000 in cash was deposited with the trustee, which amount is equal to the principal and interest due on the 3% Notes at maturity on March 15, 2007. The net proceeds obtained from the Senior Unsecured Term Loan which is due in January 2008 were used to effect the satisfaction and discharge of the 3% Notes.  Accordingly, the outstanding balance of the 3% Notes is included in long-term debt as of July 1, 2006.

Senior Credit Facility. On October 26, 2004, we entered into a Credit and Guaranty Agreement (the “Original Credit Agreement”) providing for a $500 million senior secured revolving credit facility with a $150 million letter of credit sub-limit. The senior secured credit facility provided for a maturity date of October 26, 2007. We entered into an Amended and Restated Credit and Guaranty Agreement, dated as of December 16, 2005, among us, certain of our subsidiaries, as guarantors, and the lenders that are parties thereto from time to time (the “Restated Credit Agreement”). The Restated Credit Agreement amended and restated the Original Credit Agreement among other things, to:

•      Extend the maturity date from October 26, 2007 to December 16, 2008;

•      Amend the leverage ratio;

•      Permit us and the guarantors to sell domestic receivables pursuant to factoring or similar arrangements if certain conditions are met; and

•      Revise the collateral release provisions.

All of our existing and future domestic subsidiaries guaranty the obligations under the Restated Credit Agreement, subject to some limited exceptions. Our obligations and the obligations of our subsidiaries under the credit facility are secured by: substantially all of our assets; substantially all of the assets of substantially all of our United States subsidiaries located in the United States; a pledge of all capital stock of substantially all of our United States subsidiaries; a pledge of 65% of the capital stock of certain of our and our United States subsidiaries’ first-tier foreign subsidiaries; and mortgages on certain domestic real estate.

The Restated Credit Agreement provides for the collateral to be released at such time as our 10.375% Notes have been substantially paid in full, we have satisfied our obligations with respect to the Zero Coupon Subordinated Debentures described above, our long-term unsecured noncredit enhanced debt is rated not less than BB by Standard & Poor’s and Ba2 by Moody’s and we are in pro forma compliance with the financial covenants contained in the credit facility.

The Restated Credit Agreement requires us to comply with a fixed charge coverage ratio and a ratio of total debt to earnings before income tax, depreciation and amortization (“EBITDA”). Additionally, the credit facility contains numerous affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the credit facility contains negative covenants limiting the ability of us and our subsidiaries, among other things, to incur debt, grant liens, make acquisitions, make certain restricted payments, sell assets and enter into sale and lease back transactions. The events of default under the credit facility include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events.

At any time the aggregate face amount of receivables sold by us and the guarantors together with any outstanding amounts exceeds the thresholds set forth in the Restated Credit Agreement, the revolving credit commitments for purposes of making loans and issuing letters of credit will be zero. The Restated Credit Agreement provides for the release of the security interests in our and the guarantors’ accounts receivable at such time as specified conditions are met, including that we have paid at least 85% of the original principal amount of our 10.375% Senior Subordinated Notes, the liens granted there under have been released and our credit ratings meet specified thresholds. The Restated Credit Agreement provides for the collateral (other than stock pledges and other collateral we request not to be released) to be released at such time as specified conditions are met, including that we have paid at least 85% of the principal amount of the SCI Systems 3% Convertible Subordinated Notes due 2007 and our credit ratings meet specified thresholds. If following the release of any portion of the collateral pursuant to the provisions of the credit agreement described above, our credit ratings fall below specified thresholds, then we are required to take such actions as are necessary to grant and perfect a security interest in the assets and properties that would at that time comprise the collateral if the relevant collateral documents were still in effect.

On June 30, 2006, the Company entered into an amendment to the Restated Credit Agreement related to accounts receivable which made some modifications to certain definitions and one of the negative covenants on liens.

There were no loans outstanding under the Senior Credit Facility as of July 1, 2006.

On August 10, 2006, the Company entered into a Letter Waiver (“Credit Agreement Waiver Letter”) with the lenders under its Restated Credit Agreement which waiver was extended multiple times pursuant to a Letter Waiver Extension entered into most recently on December 7, 2006 (the “December Waiver”). Pursuant to the December Waiver, the lenders under the Restated Credit Agreement waived compliance by the Company with the requirements of the Restated Credit Agreement to deliver financial statements and the compliance certificate for the quarter ended July 1, 2006 and any cross defaults with other indebtedness that may arise from such failure through December 14, 2006. The December Waiver provided the waiver termination date for the Credit Agreement Waiver Letter to December 14, 2006, provided, that if the required date of delivery of the financial statements for the fiscal quarter ended July 1, 2006 under the Company’s 8.125% Notes and 6.75% Notes has been extended (by waiver or otherwise) beyond December 14, 2006, the waiver terminates on the earlier of (i) March 31, 2007 and (ii) the third business day preceding the required date of delivery beyond December 14, 2006 for such financial statements as provided in the initial extension thereof by the respective requisite holders of such Notes.

In addition, the December Waiver waived compliance by the Company with the requirements of the Restated Credit Agreement to deliver financial statements, related reports, statements and a compliance certificate for the fiscal year ended September 30, 2006 and any cross defaults with other indebtedness that may arise from such failure through January 10, 2007, provided, that if the required date of delivery of the financial statements for the 2006 fiscal year under the Company’s 8.125% Notes and the 6.75% Notes has been extended (by waiver or otherwise) beyond January 10, 2007, the earlier of (i) March 31, 2007 or (ii) the third business day preceeding the required date of delivery beyond January 10, 2007 for such financial statements as provided in the initial extension thereof by the respective holders of such Notes. During the same period, the lenders waived compliance with certain conditions to extensions of credit under the Restated Credit Agreement.

After giving effect to the Credit Agreement Waiver Letter, the company was in compliance with its covenants under the Restated Credit Agreement as of July 1, 2006.

Senior Unsecured Term Loan. On October 13, 2006, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) providing for a $600.0 million senior unsecured term loan which matures on January 31, 2008.  The Company drew down the $600.0 million term loan simultaneously with the closing of the transaction.  A portion of the proceeds were used to effect the satisfaction and discharge of the 3% Notes. The Company intends to use the remaining proceeds for working capital and general corporate purposes.

The loans will bear interest at the election of the Company at either the prime rate plus a margin or at an adjusted LIBOR rate plus a margin.  On the 181st day after closing, the margins with respect to all loans will increase by 0.5% for the remaining life of the loans.  Interest is payable quarterly in arrears with respect to prime rate loans.  Interest is payable at the end of each interest period in the case of LIBOR rate loans depending on the Company’s election of the length of borrowing period (i.e one month, three months or six months).  Principal, together with accrued and unpaid interest, is due at maturity.  In addition, the Company is required to make mandatory prepayments of principal with the net cash proceeds from the sale of certain assets and the incurrence of certain debt.

All of the Company’s existing and future domestic subsidiaries will guaranty the obligations under the Credit Agreement, subject to some limited exceptions.

The Credit Agreement contains affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations.  Further, the Credit Agreement contains negative covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens and make certain restricted payments.  The events of default under the Credit Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events.

Note 6. Inventories

The components of inventories, net of provisions, are as follows:

	As of
	July 1, 2006	October 1, 2005
	(In thousands)
Raw materials	$882,790	$654,384
Work-in-process	243,019	242,659
Finished goods	126,017	117,992
	$1,251,826	$1,015,035

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a significant impact on our results of operations or financial position.

Note 7. Goodwill and Other Intangible Assets

During fiscal 2005, we realigned our reporting structure based on different types of manufacturing services offered to our customers. As a result, our operating segments changed (refer to footnote 15 of the Notes to Condensed Consolidated Financial Statements). Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets”, the change in operating segments resulted in the identification of two new reportable units. In the previous fiscal year, our reporting units were based on geographical locations (domestic and international).  We conducted a relative fair value analysis of the two new reporting units (Personal Computing and Electronic Manufacturing Services) as of April 1, 2006 using an income and market approach. As a result of the analysis, management concluded that $89 million and $1,579 million of goodwill were attributable to the Personal Computing and Electronic Manufacturing Services reporting units, respectively.

On a consolidated basis, goodwill decreased from $1,689 million as of October 1, 2005 to $1,658 million as a result of adjustments to goodwill of $55 million, offset by additions to goodwill of $24 million.

Adjustments to goodwill primarily represent a favorable income tax adjustment relating to the conclusion of our U.S. tax audits with the Congressional Joint Committee on Taxation (refer to footnote 14 of the Notes to Condensed Consolidated Financial Statements) during the first quarter of fiscal 2006 and $11.3 million related to various other tax adjustments. The conclusion of the tax audits resulted in a benefit of $27.9 million to the income tax provision and in addition, $36.1 million was recorded as an adjustment to goodwill for pre-merger tax items associated with SCI Systems, a subsidiary of the Company.

The additions to consolidated goodwill are primarily due to contingent earnouts and an insignificant acquisition during the year.

The gross and net carrying values of other intangible assets at July 1, 2006 and October 1, 2005 are as follows (in thousands):

	As of July 1, 2006			As of October 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets	$61,850	$(30,631)	$31,219	$59,977	$(24,070)	$35,907

Intangible asset amortization expense was $2.2 million and $1.9 million, respectively for the three month periods ended July 1, 2006 and July 2, 2005. Intangible asset amortization expense for the nine month periods ended July 1, 2006 and July 2, 2005, was approximately $6.5 million and $6.0 million, respectively.

Estimated annual amortization expense for other intangible assets at July 1, 2006 is as follows:

Fiscal Years:	(In thousands)
2006 (remainder)	$2,189
2007	8,771
2008	8,771
2009	3,950
2010	2,272
2011	1,826
Thereafter	3,440
$31,219

Note 8. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting of comprehensive income and its components. SFAS No. 130 requires companies to report “comprehensive income” that includes unrealized holding gains and losses and other items that have previously been excluded from net loss and reflected instead in stockholders’ equity.

The components of other comprehensive loss for the three and nine month periods ended July 1, 2006 and July 2, 2005 were as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
		(Restated)		(Restated)
	(In thousands)
Net loss	$(54,802)	$(4,116)	$(113,470)	$(1,025,956)
Other comprehensive income (loss):
Foreign currency translation adjustment	6,522	(1,311)	5,183	9,658
Unrealized holding gain (loss) on investments	—	767	(240)	673
Minimum pension liability	(43)	(43)	(49)	(94)
Comprehensive loss	$(48,323)	$(4,703)	$(108,576)	$(1,015,719)

Accumulated other comprehensive income, net of tax as applicable, consists of the following:

	As of
	July 1, 2006	October 1, 2005
	(In thousands)
Foreign currency translation adjustment	$51,413	$46,231
Unrealized holding gains on investments and derivative financial instruments	—	240
Minimum pension liability	(9,634)	(9,585)
Total accumulated other comprehensive income	$41,779	$36,886

Note 9. Earnings Per Share

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

Basic and diluted net loss per common share for the three and nine months ended July 1, 2006 were not materially impacted by the implementation of SFAS No. 123R.

The following table sets forth the calculation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
		(Restated)		(Restated)
	(In thousands, except per share data)
Numerator:
Loss before cumulative effect of accounting change	$(54,802)	$(4,116)	$(119,165)	$(1,025,956)
Cumulative effect of accounting change, net of tax	—	—	5,695	—
Net loss	$(54,802)	$(4,116)	$(113,470)	$(1,025,956)

Denominator:
Weighted average number of shares—basic	527,111	521,584	525,559	520,163
Effect of dilutive potential common shares	—	—	—	—
Weighted average number of shares—diluted	527,111	521,584	525,559	520,163

Net loss per share before cumulative effect of accounting change
—basic	$(0.10)	$(0.01)	$(0.23)	$(1.97)
—diluted	$(0.10)	$(0.01)	$(0.23)	$(1.97)
Net loss per share
—basic	$(0.10)	$(0.01)	$(0.22)	$(1.97)
—diluted	$(0.10)	$(0.01)	$(0.22)	$(1.97)

The following table summarizes the weighted average dilutive securities that were excluded from the above computation of diluted net loss per share because their inclusion would have an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Employee stock options	49,470,189	53,251,963	50,572,008	48,338,794
Restricted stock	1,726,120	3,920,393	2,062,586	3,770,110
Shares issuable upon conversion of 4% notes	—	2,646,282	2,090	4,235,878
Shares issuable upon conversion of 3% notes	12,697,848	12,697,848	12,697,848	12,697,848
Total anti-dilutive shares	63,894,157	72,516,486	65,334,532	69,042,630

After-tax interest expense of $2.7 million and $4.2 million related to the Zero Coupon Convertible Subordinated Debentures and 3% Convertible Subordinated Notes for the three months ended July 1, 2006 and July 2, 2005, respectively, were not included in the computation of diluted loss per share because to do so would be anti-dilutive. After-tax interest expense of $8.1 million and $22.6 million for the nine months ended July 1, 2006 and July 2, 2005, respectively, were not included in the computation of diluted loss per share because to do so would be anti-dilutive. In addition, the related share equivalents on conversion of the debt were not included as to do so would be anti-dilutive.

Note 10. Derivative Instruments and Hedging Activities

We enter into short-term foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less. At July 1, 2006 and October 1, 2005, we had open forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $323.3 million and $519.9 million, respectively. The net unrealized loss on the contracts at July 1, 2006 is not material and is recorded in accrued liabilities on the Condensed Consolidated Balance Sheets. Market value gains and losses on forward exchange contracts are recognized in the Condensed Consolidated Statement of Operations as offsets to the exchange gains and losses on the hedged transactions. The impact of these foreign exchange contracts was not material to the results of operations for the three and nine month periods ended July 1, 2006 and July 2, 2005.

We also utilized foreign currency forward and option contracts to hedge certain forecasted foreign currency sales and cost of sales referred to as cash flow hedges and these contracts typically expire within 12 months. Gains and losses on these contracts related to the effective portion of the hedges are recorded in other comprehensive income until the forecasted transactions occur. When the contracts expire, any amounts recorded in accumulated comprehensive income are reclassified to earnings. Gains and losses related to the ineffective portion of the hedges are immediately recognized on the Condensed Consolidated Statement of Operations. At July 1, 2006, we had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $43.0 million. The net unrealized gain on the contracts at July 1, 2006 is not material and is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The impact of the foreign currency forward and option contracts was not material to the results of operations for the three and nine month periods ended July 1, 2006 and July 2, 2005.

We entered into interest rate swaps to hedge our mix of short-term and long-term interest rate exposures resulting from certain of our outstanding debt obligations.  We had a restatement adjustment arising from the interest rate swap related to the 10.375% Notes which was terminated during the three months ended Apri1 1, 2006 – For more information refer to Footnote 1 of the Condensed Consolidated Financial Statements.

Approximately $2.2 million of costs related to this interest rate swap termination were recorded related to the extinguishment of the 10.375% Senior Secured Notes during the three months ended April 1, 2006. The interest rate swap termination costs are included as part of the $84.6 million from the early extinguishment of debt.

Our foreign exchange forward and option contracts expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We minimize such risk by limiting our counterparties to major financial institutions. We do not expect material losses as a result of default by counterparties.

Note 11. Sale of Accounts Receivable

Certain of the Company’s subsidiaries have entered into agreements that permit them to sell specified accounts receivable. The purchase price for receivables sold under these Agreements is equal to 100% of its face amount less a discount charge (based on LIBOR plus a spread) for the period from the date the receivable is sold to its collection date. Accounts receivable sales under these Agreements were $393.5 million and $1,088.2 million for the three and nine month periods ended July 1, 2006. The sold receivables are subject to certain limited recourse provisions. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability,” accounts receivable sold will be removed from the Condensed Consolidated Balance Sheet and will be reflected as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. As of July 1, 2006, $235.9 million of sold accounts receivable remain subject to certain recourse provisions. We have not experienced any credit losses under these recourse provisions. The amounts of discount charge recorded during the periods were not material to the financial statements.

On July 14, 2006, Sanmina-SCI UK Limited and Sanmina-SCI Hungary Electronics Limited Liability Company (each, a “Subsidiary”), each a wholly-owned subsidiary of the Company, each entered into an Amended and Restated Committed Account Receivable Purchase Agreement (collectively, the “Receivables Agreements”) with Citibank International Plc (the “Bank”), amending and restating the original agreements entered into on April 1, 2005. The Receivables Agreements permit the Subsidiaries to sell specified accounts receivable to the Bank from time to time with an aggregate purchase price under both Receivables Agreements of up to $150.0 million.

Each Receivables Agreement has a term expiring on July 14, 2007, however, either the Subsidiary party thereto or the Bank may terminate a Receivables Agreement by not less than 90 days prior written notice to the other party. The obligations of the Subsidiaries under the Receivables Agreements are guaranteed by the Company. Each Subsidiary has provided a lien in favor of the Bank in the account in which the proceeds of the sold receivables are remitted.

The purchase price for a receivable under a Receivables Agreement is equal to 95.5% of its face amount less a discount charge (based on LIBOR plus a spread) for the period from the date the receivable is sold to its maturity date; provided that such discount shall be adjusted from time to time as necessary so that the purchase price is at least equal to 95% of the face amount of the receivable sold. The Receivables Agreements provide for a facility fee based on the aggregate size of the facilities.

On September 23, 2005, our Subsidiary in Hungary and Mexico entered into a Revolving Trade Receivables Purchase Agreement (the “Bank Receivables Agreement”) with banks and financial institutions (“the Purchasers”).  The Receivables Agreement has a term of two years and permit the Subsidiaries to sell specified accounts receivable to the Purchasers from time to time. The amount of the face/invoice amount of receivable sold to the Purchasers and outstanding may not exceed $100.0 million.  The Bank Receivables Agreement allows for the designation of additional subsidiaries and the increase of the aggregate investment limits of the Purchasers to up to $400.0 million, in each case subject to the satisfaction of the conditions set forth in the Bank Receivables Agreement including the agreement of the Purchasers to increase their respective investment limits.

On August 10, 2006, the Company entered into a Letter Waiver (the “Receivables Waiver Letter”) with the Purchasers under the Bank Receivables Agreement described below, which waiver was extended pursuant to a Letter Waiver Extension entered into on October 5, 2006. Pursuant to the Receivables Waiver Letter, the purchasers under the Bank Receivables Agreement waived compliance by the Company with the requirements of the Bank Receivables Agreement to deliver financial statements for the quarter ended July 1, 2006 and any cross defaults with other indebtedness that may arise from the failure to deliver such financial statements.  The waiver was granted for the period commencing on the date of the Receivables Agreement Waiver Letter through December 11, 2006.  During the same waiver period, the purchasers waived compliance with certain conditions to the sale of receivables under the Bank Receivables Agreement.

The waiver period under the Receivables Waiver Letter was further extended pursuant to a Letter Waiver Extension, dated December 7, 2006, so that the waiver extends through the later to occur of (i) December 14, 2006 and (ii) if the required date of delivery of the financial statements for the fiscal quarter ended July 1, 2006 under the Company’s 8.125% Notes and 6.75% Notes has been extended (by waiver or otherwise) beyond December 14, 2006, the third business day preceding the required date of delivery beyond December 14, 2006 for such financial statements as provided in the initial extension thereof by the respective requisite holders of such Notes, but in any event no later than March 31, 2007.

In addition, on December 8, 2006, the Company entered into a Letter Waiver with the purchasers under the Bank Receivables Agreement which waives compliance by the Company with the requirements of the Receivables Purchase Agreement to deliver financial statements and related reports for the fiscal year ended September 30, 2006 and any cross defaults with other indebtedness that may arise from such failure through the later to occur of (i) January 10, 2007 and (ii) the earlier of (A) March 31, 2007 and (B) if the required date of delivery of the financial statements for the Company’s fiscal year ended September 30, 2006 under the Company’s 8.125% Notes and 6.75% Notes has been extended (by waiver or otherwise) beyond January 10, 2007, the third business day preceeding the required date of delivery beyond January 10, 2007 for such financial statements as provided in the initial extension thereof by the respective holders of such Notes. During the same waiver period, the purchasers waived compliance with certain conditions to the sale of receivables under the Bank Receivables Agreement.

On September 26, 2006, our Subsidiary in Hungary and Mexico entered into a Amended and Restated Revolving Trade Receivables Purchase Agreement (the “Bank Receivables Agreement”) with banks and financial institutions (the “Purchasers”), amending and restating the original agreement entered into on September 23, 2005.  The Bank Receivables Agreement has a term of two years and permits the Subsidiaries to sell specified accounts receivable to the Purchasers from time to time. The amount of the face/invoice amount of receivable sold to the Purchasers and outstanding may not exceed $242.5 million.  The Bank Receivables Agreement allows for the designation of additional subsidiaries and the increase of the aggregate investment limits of the Purchasers to up to $400.0 million, in each case subject to the satisfaction of the conditions set forth in the Bank Receivables Agreement including the agreement of the Purchasers to increase their respective investment limits.

The purchase price for a receivable under the Bank Receivables Agreement ranges from 95% to 100% of its invoice/face amount. The selling Subsidiaries pay the Purchasers interest during the period from the date the receivable is sold to its maturity date. The Bank Receivables Agreement provide for a commitment fee based on the unused portion of the facility.

As part of the sale of accounts receivables, the Company had a retained interest of $10.4 million at September 30, 2006. The accounts receivable relating to this retained interest was reclassified from accounts receivable to prepaid and other current assets. The retained interest has subsequently been collected.

Note 12. Commitments and Contingencies

Environmental Matters. Primarily as a result of certain of our acquisitions, we have exposures associated with environmental contamination at certain facilities. These exposures include ongoing investigation and remediation activities at a number of sites.

We use an environmental consultant to assist in evaluating the environmental costs of the companies that we acquire as well as those associated with our ongoing operations, site contamination issues and historical disposal activities in order to establish appropriate accruals in our financial statements. As of July 1, 2006 and October 1, 2005, we had accrued $11.8 million and $13.5 million, respectively, for such environmental liabilities, which are recorded as other long-term liabilities in the Condensed Consolidated Balance Sheets.

Warranty Reserve.  The following tables summarize the warranty reserve balance:

Balance as of			Balance as of
October 1,	Additions to	Accrual	July 1,
2005	Accrual	Utilized	2006
(in thousands)
$20,867	$3,499	$(8,727)	$15,639

Balance as of			Balance as of
October 2,	Additions to	Accrual	July 2,
2004	Accrual	Utilized	2005
(in thousands)
$15,827	$15,205	$(11,506)	$19,526

In the third quarter of fiscal 2006, we reversed $7.3 million of the warranty accrual based on the historical warranty cost and expected future trends. This reversal is included in the “Additions to Accrual” category above.

Litigation and other contingencies.  The Company is involved in a shareholder derivative actions and a Securities and Exchange Commission (“SEC”) Informal Inquiry, and has received a subpoena from the U.S. Attorney’s office in connection with certain historical stock option grants. The Company has incurred a significant amount of legal and accounting expenses in connection with this matter to date. Refer to “Risk Factors”.

From time to time, we are a party to litigation and other contingencies, including examinations by taxing authorities, which arise in the ordinary course of business. We believe that the resolution of such litigation and other contingencies will not materially harm our business, financial condition or results of operations.

Note 13. Restructuring Costs

Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112, where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the Condensed Consolidated Statements of Operations when a liability is incurred. Restructuring costs are recorded when probable and estimable. Accrued restructuring costs are included in “accrued liabilities” in the Condensed Consolidated Balance Sheets. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 through the third quarter of fiscal year 2006:

	Employee Termination Benefits	Lease and Contract Termination Costs	Other Restructuring Costs	Impairment of Fixed Assets	Total
	(In thousands)
	Cash	Cash	Cash	Non-Cash
Balance at September 27, 2003	$3,870	$1,462	$—	$—	$5,332
Charges to operations	59,076	11,186	18,890	18,079	107,231
Charges utilized	(45,618)	(9,677)	(18,848)	(18,079)	(92,222)
Reversal of accrual	(1,832)	(1,384)	—	—	(3,216)
Balance at October 2, 2004	15,496	1,587	42	—	17,125
Charges to operations	84,451	14,070	6,404	6,932	111,857
Charges utilized	(64,823)	(12,533)	(6,446)	(6,932)	(90,734)
Reversal of accrual	(2,508)	—	—	—	(2,508)
Balance at October 1, 2005	32,616	3,124	—	—	35,740
Charges to operations	16,364	792	2,704	15,324	35,184
Charges utilized	(12,233)	(108)	(2,704)	(15,324)	(30,369)
Reversal of accrual	(331)	—	—	—	(331)
Balance at December 31, 2005	36,416	3,808	—	—	40,224
Charges to operations	11,882	329	2,660	5,483	20,354
Charges utilized	(8,306)	(1,090)	(2,660)	(5,483)	(17,539)
Reversal of accrual	(242)	—	—	—	(242)
Balance at April 1, 2006	39,750	3,047	—	—	42,797
Charges to operations	65,044	206	4,277	4,060	73,587
Charges utilized	(20,463)	(205)	(4,277)	(4,060)	(29,005)
Reversal of accrual	—	—	—	—	—
Balance at July 1, 2006	$84,331	$3,048	$—	$—	$87,379

During the three month period ended July 1, 2006, we recorded restructuring charges of approximately $73.6 million. These charges included employee termination benefits of approximately $65.0 million, lease and contract termination costs of approximately $206,000, other restructuring costs of approximately $4.3 million incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $4.1 million pursuant to SFAS No. 144, “Impairment of Long-Lived Assets”, mainly consisting of manufacturing equipment. The majority of charges related to employee termination benefits was due to closing one plant located in Europe.  The employee termination benefits were related to involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $20.5 million of employee termination benefits were utilized and 4,198 employees were terminated during the three months ended July 1, 2006 pursuant to this restructuring plan.

During the nine month period ended July 1, 2006, we recorded restructuring charges of approximately $128.6 million (net of $573,000 reversal of accrual). These charges included employee termination benefits of approximately $93.3 million, lease and contract termination costs of approximately $1.3 million, other restructuring costs of approximately $9.6 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $24.9 million pursuant to SFAS No. 144, “Impairment of Long-Lived Assets”, mainly consisting of a building complex. Certain plants included in restructuring for the nine month period have been reclassified as assets held-for-sale and included in Prepaid Expenses and Other Current Assets in our Condensed Consolidated Balance Sheets. The employee termination benefits were related to involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $41.0 million of employee termination benefits were utilized and 7,467 employees were terminated during the nine months ended July 1, 2006 pursuant to this restructuring plan. We also utilized $1.4 million of lease and contract termination costs and $9.6 million of the other restructuring costs during the nine month period ended July 1, 2006. In addition, we reversed $573,000 of employee termination benefits due to completion of our restructuring plan in plants located in Canada and Europe.

In fiscal 2005, we recorded charges of approximately $109.3 million (net of $2.5 million reversal of accrual) related to restructuring activities pursuant to SFAS No. 146 and SFAS No. 112, of which $106.3 million related to our phase 3 restructuring plan and $3.0 million related to our phase two restructuring plan. These charges included employee termination benefits of approximately $84.5 million, lease and contract termination costs of approximately $14.1 million, other restructuring costs of approximately $6.4 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $6.9 million consisting of excess facilities and equipment to be disposed of. The employee termination benefits were related to the involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $64.8 million of employee termination benefits were utilized and a total of approximately 11,800 employees were terminated in fiscal 2005. We also utilized $12.5 million of lease and contract termination costs and $6.4 million of the other restructuring costs in fiscal 2005. We incurred charges to operations of $6.9 million in fiscal 2005 for the impairment of excess fixed assets at the vacated facilities, all of which were utilized as of October 1, 2005. We reversed approximately $2.5 million of accrued employee termination benefits. The reversal of the accrual was a result of the changes in estimates and economic circumstances.

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

Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS No. 112, where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the Condensed Consolidated Statements of Operations generally at the commitment date. The accrued restructuring costs are included in “accrued liabilities” in the Condensed Consolidated Balance Sheets. Below is a summary of the activity related to accrued restructuring costs recorded pursuant to EITF 94-3 and SFAS No. 112 through the third quarter of fiscal year 2006:

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
	(In thousands)
	Cash	Cash	Non-Cash
Balance at September 27, 2003	$9,739	$14,490	$—	$24,229
Charges to operations	4,071	35,730	3,500	43,301
Charges utilized	(5,533)	(28,279)	(3,500)	(37,312)
Reversal of accrual	(7,050)	(7,016)	—	(14,066)
Balance at October 2, 2004	1,227	14,925	—	16,152
Charges to operations	2,285	2,522	4,107	8,914
Charges utilized	(3,010)	(7,890)	(4,107)	(15,007)
Balance at October 1, 2005	502	9,557	—	10,059
Charges to operations	—	514	261	775
Charges utilized	—	(1,261)	(261)	(1,522)
Balance at December 31, 2005	502	8,810	—	9,312
Charges to operations	—	481	—	481
Charges utilized	(47)	(646)	—	(693)
Balance at April 1, 2006	455	8,645	—	9,100
Charges (recovery) to operations	—	651	(974)	(323)
Charges utilized	—	(1,307)	974	(333)
Reversal of accrual	(51)	(420)	—	(471)
Balance at July 1, 2006	$404	$7,569	$—	$7,973

The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

Fiscal 2002 Plans

September 2002 Restructuring. During the three month period ended July 1, 2006, we recorded charges to operations of approximately $60,000 and utilized approximately $728,000 of accrued costs related to the shutdown of facilities. We also reversed $51,000 of accrued employee severance due to completion of benefit payment.  During the nine month period ended July 1, 2006, we charged approximately $60,000 and utilized approximately $1.3 million of accrued costs related to the shutdown of facilities. Approximately $27,000 was charged to operations and utilized due to the write-off of impaired fixed assets. There were no employees terminated during the nine month period ended July 1, 2006 pursuant to this restructuring plan.

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

In fiscal 2004, we recorded charges to operations of approximately $1.9 million and utilized $2.6 million for employee severance expenses. Approximately 10 employees were terminated during fiscal 2004. In fiscal 2004, we also recorded charges to operations of approximately $26.7 million and utilized approximately $16.1 million for non-cancelable lease payments, lease termination costs and related costs for the shutdown of facilities. In addition, in fiscal 2004, we reversed approximately $3.6 million of accrued employee severance due to lower than anticipated payments at various plants and approximately $5.8 million of accrued facilities shutdown costs due to a change in use of the facilities or greater sublease income than anticipated. We also incurred and utilized charges to operations of $3.7 million related to the impairment of buildings and leasehold improvements at permanently vacated facilities in fiscal 2004.

October 2001 Restructuring. During the three month period ended July 1, 2006, we charged approximately $158,000 to operations and utilized approximately $100,000 related to shutdown of facilities.   During the three month period ended July 1, 2006, we also recognized a $974,000 gain from the completion of a building sale in one of our Canadian facilities.

During the nine month period ended July 1, 2006, we utilized approximately $53,000 of accrued employees termination benefits.  We recorded charges to operations of approximately $227,000 and utilized approximately $223,000 related costs for the shutdown of facilities.  During the nine month period ended July 1, 2006, we also recognized a $974,000 gain from the completion of a building sale in one of our Canadian facilities.

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

Fiscal 2001 Plans

July 2001 Restructuring. During the three month period ended July 1, 2006, we recorded approximately $433,000 and utilized approximately $479,000 of accrued costs related to the shutdown of facilities. We also reversed $420,000 related to accrued facility cost due to completion of closure.  During the nine month period ended July 1, 2006, we recorded approximately $1.4 million and utilized approximately $1.7 million of accrued costs related to the shutdown of facilities. We also recorded charges to operations and fully utilized $234,000 for write-off of impaired fixed assets.

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

Cost associated with restructuring activities related to purchase business combinations are accounted for in accordance with EITF 95-3. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 through the third quarter of fiscal year 2006:

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
	(In thousands)
	Cash	Cash	Non-Cash
Balance at September 27, 2003	$12,052	$13,612	$—	$25,664
Additions to restructuring accrual	10,858	—	6,024	16,882
Accrual utilized	(20,826)	(11,434)	(6,024)	(38,284)
Balance at October 2, 2004	2,084	2,178	—	4,262
Accrual utilized	(773)	(393)	—	(1,166)
Balance at October 1, 2005	1,311	1,785	—	3,096
Accrual utilized	(25)	(1,623)	—	(1,648)
Balance at December 31, 2005	1,286	162	—	1,448
Additions to restructuring accrual	—	—	—	—
Accrual utilized	—	(9)	—	(9)
Balance at April 1, 2006	1,286	153	—	1,439
Additions to restructuring accrual	—	—	—	—
Accrual utilized	65	—	—	65
Balance at July 1, 2006	$1,351	$153	$—	$1,504

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

SCI Acquisition Restructuring. There were no significant activities incurred during the three month period ended July 1, 2006. During the nine month period ended July 1, 2006, we utilized $25,000 related to employee severance and utilized $1.7 million of accrued facility costs due to expiration of leases.

In fiscal 2005, we utilized $731,000 related to employee severance and utilized $393,000 due to facilities shutdown. In fiscal 2004, we utilized a total of approximately $11.4 million of facilities related accruals and $3.4 million of accrued severance.

At the end of fiscal 2005, we realigned our reporting structure based on different types of manufacturing services offered to our customers. As a result, our operating segments have changed resulting in the identification of two new reportable segments (Electronic Manufacturing Services and Personal Computing). The following table summarizes the total restructuring costs incurred with respect to our reported segments for the three and nine month periods ended July 1, 2006 (in thousands):

	Three Months ended July 1, 2006	Nine Months ended July 1, 2006
Personal Computing	$10,672	$45,278
Electronic Manufacturing Services	62,121	83,736
Total	$72,793	$129,014

Cash	$69,708	$104,860
Non-cash	3,085	24,154
Total	$72,793	$129,014

The cumulative restructuring costs per segment have not been disclosed as it is impractical to do so.

Note 14. Income Taxes

Although the Company recorded a consolidated loss before income taxes and cumulative effect of accounting change for the three and nine months ended July 1, 2006, the Company recorded a provision for income tax expense of $10.2 million and $3.8 million for the three and nine months ended July 1, 2006, respectively, resulting in an effective tax rate of (22.8)% and (3.3)%, for the three and nine months ended July 1, 2006, respectively, as operating losses from Sanmina-SCI and certain of our subsidiaries could not be netted against  operating profits in other subsidiaries for income tax purposes. Additionally, because we believe it is more likely than not that we will not realize the tax benefit of carrying forward our net operating losses, we were not able to benefit these losses and have provided a full valuation allowance against them.

The income tax expense for the nine months ended July 1, 2006 was net of a favorable income tax adjustment of $27.9 million relating to previously accrued income taxes that were reversed as a result of a settlement reached with the U.S. Internal Revenue Service. The settlement was in relation to certain U.S. tax audits. Notification of approval of the settlement by the Congressional Joint Committee on Taxation was received following the filing of the Company’s Annual Report on Form 10-K for fiscal 2005. The total adjustment to previously accrued income taxes was $64.0 million of which $27.9 million was recorded as an income tax benefit to earnings. The remaining $36.1 million was recorded as an adjustment to goodwill for pre-merger tax items associated with SCI Systems, a subsidiary of the Company.

Note 15. Business Segment, Geographic and Customer Information

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

The following table presents information about reportable segments for the following fiscal years:

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
		(Restated)		(Restated)
	(In thousands)
Net sales:
Electronic Manufacturing Services	$1,946,142	$1,927,714	$5,780,953	$5,863,487
Personal Computing	761,758	903,550	2,457,162	3,105,885
Total net sales	$2,707,900	$2,831,264	$8,238,115	$8,969,372

Gross profit:
Electronic Manufacturing Services	$151,407	$143,324	$451,971	$420,979
Personal Computing	10,731	10,052	43,213	57,009
Total gross profit	$162,138	$153,376	$495,184	$477,988

For the three months ended July 1, 2006, one customer in Personal Computing accounted for 12.3% of total consolidated revenues. For the nine months ended July 1, 2006, two customers in Personal Computing accounted for 12.9% and 10.7%, respectively, of total consolidated revenues. For the three and nine month periods ended July 1, 2006 and July 2, 2005, there were no inter-segment sales between Electronic Manufacturing Services and Personal Computing.

The following summarizes financial information by geographic segment:

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
		(Restated)		(Restated)
	(In thousands)
Net sales:
Domestic	$648,848	$685,052	$2,064,998	$2,108,713
International	2,059,052	2,146,212	6,173,117	6,860,659
Total net sales	$2,707,900	$2,831,264	$8,238,115	$8,969,372

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
		(Restated)		(Restated)
	(In thousands)
Gross Profit:
Domestic	$55,407	$29,346	$164,203	$110,760
International	106,731	124,030	330,981	367,228
Total gross profit	$162,138	$153,376	$495,184	$477,988

Note 16. Subsequent Events

Senior Credit Facility. Refer to Footnote 5 of the Notes to the Condensed Consolidated Financial Statements.

6.75% Senior Subordinated Notes and 8.125% Senior Subordinated Notes. Refer to Footnote 5 of the Notes to the Condensed Consolidated Financial Statements.

3% Convertible Subordinated Notes due 2007. Refer to Footnote 5 of the Notes to the Condensed Consolidated Financial Statements.

Senior Unsecured Term Loan. Refer to Footnote 5 of the Notes to the Condensed Consolidated Financial Statements.

Sale of Accounts Receivable. Refer to Footnote 11 of the Notes to the Condensed Consolidated Financial Statements.

On November 16, 2006, we announced two strategic decisions: to realign our ODM activities to focus on joint development manufacturing and to create a more seperable personal and business computing business unit. We also announced that we may further consolidate operations in higher-cost geographies to further enhance profitability. We expect to record additional charges that are currently not estimable, related to these anticipated actions during fiscal year 2007.

Note 17. Supplemental Guarantors Condensed Consolidating Financial Information

On February 15, 2006, Sanmina-SCI issued $600.0 million of 8.125% Notes as part of a refinancing transaction for the redemption of the $750 million 10.375% Notes. The full redemption of the 10.375% Notes could result in the release of the guarantees of the note’s guarantors (including the guarantees for the 6.75% and 8.125% Senior Subordinated Notes). Notwithstanding the foregoing, Sanmina-SCI USA, Inc., a Delaware corporation, will continue to guarantee the 6.75% and the 8.125% Senior Subordinated Notes for so long as it guarantees the 3% Convertible Subordinated Notes.

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

In September 2005, we established an additional domestic (U.S.) operating entity named Sanmina-SCI USA, Inc. and contributed certain assets and liabilities to this entity. Sanmina-SCI USA became a guarantor subsidiary with respect to our indebtedness that is guaranteed by our U.S. subsidiaries. The guarantees from our guarantor subsidiaries are on a joint and several basis. Our guarantor subsidiaries and our parent company, Sanmina-SCI, therefore, are jointly and severally liable for the obligations of our parent company that have been guaranteed by our subsidiaries. The establishment of Sanmina-SCI USA and contribution of assets and liabilities to this company resulted in certain amounts being reclassified between Sanmina-SCI and its guarantor subsidiaries in the consolidating balance sheet as of October 1, 2005. Further, in order to reflect these changes in the statements of operations and cash flows for the nine months ended July 1, 2006, certain amounts were also reclassified between Sanmina-SCI and its guarantor subsidiaries. However, notwithstanding the reclassifications described above, the sum of “Sanmina-SCI” and “Guarantor Subsidiaries” columns (net of intercompany eliminations), which reflect the financial position, results of operations and cash flows of the entities that are liable with respect to the guaranteed obligations, did not change in the 2005 Form 10-K and the Form 10-Q for the first quarter of fiscal 2006.

The following condensed consolidating financial information presents: the Condensed Consolidating Balance Sheets as of July 1, 2006 and October 1, 2005 (restated), the Condensed Consolidating Statements of Operations for the three and nine month periods ended July 1, 2006 and July 2, 2005 (restated) and Statement of Cash Flows for the nine month periods ended July 1, 2006 and July 2, 2005 (restated) of (a) Sanmina-SCI, the parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Sanmina-SCI with the guarantor subsidiaries and the non-guarantor subsidiaries; and (e) Sanmina-SCI, the guarantor subsidiaries and the non-guarantor subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany sales.

CONDENSED CONSOLIDATING BALANCE SHEET

As of July 1, 2006
(Unaudited)

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
			(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$35,388	$28,892	$498,812	$—	$563,092
Short-term investments	—	—	—	—	—
Accounts receivable, net	—	376,371	1,207,945	—	1,584,316
Accounts receivable—intercompany	216,881	199,881	—	(416,762)	—
Inventories	—	450,473	801,353	—	1,251,826
Prepaid expenses and other current assets	4,811	30,675	99,196	—	134,682
Total current assets	257,080	1,086,292	2,607,306	(416,762)	3,533,916
Property, plant and equipment, net	—	230,946	423,743	—	654,689
Goodwill	—	584,948	1,072,699	—	1,657,647
Other intangible assets, net	—	27,548	3,671	—	31,219
Intercompany accounts	500,048	140,835	—	(640,883)	—
Investment in subsidiaries	2,540,350	1,542,399	—	(4,082,749)	—
Other non-current assets	25,760	34,464	23,772	—	83,996
Restricted cash	2,200	—	—	—	2,200
Total assets	$3,325,438	$3,647,432	$4,131,191	$(5,140,394)	$5,963,667

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	—	614,556	935,480	—	1,550,036
Accrued liabilities	31,550	105,076	202,509	—	339,135
Accrued payroll and related benefits	—	69,681	79,338	—	149,019
Current portion of long-term debt	$—	$—	$137	$—	$137
Accounts payable—intercompany	—	—	416,762	(416,762)	—
Total current liabilities	31,550	789,313	1,634,226	(416,762)	2,038,327
Long-term liabilities:
Long-term debt, net of current portion	971,137	523,887	1,531	—	1,496,555
Intercompany accounts non-current	—	—	640,883	(640,883)	—
Other	28,863	62,580	43,454	—	134,897
Total long-term liabilities	1,000,000	586,467	685,868	(640,883)	1,631,452
Stockholders’ equity:
Common stock	5,513	70,558	337,163	(407,721)	5,513
Other stockholders’ equity accounts	2,288,375	2,201,094	1,473,934	(3,675,028)	2,288,375
Total stockholders’ equity	2,293,888	2,271,652	1,811,097	(4,082,749)	2,293,888
Total liabilities and stockholders’ equity	$3,325,438	$3,647,432	$4,131,191	$(5,140,394)	$5,963,667

CONDENSED CONSOLIDATING BALANCE SHEET

As of October 1, 2005

(Restated)
(Unaudited)

	Sanmina- SCI		Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
					(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$95,408		$214,776		$757,869	$—	$1,068,053
Short-term investments	57,281		—		—	—	57,281
Accounts receivable, net	—		321,429		1,155,972	—	1,477,401
Accounts receivable—intercompany	—		27,477		—	(27,477)	—
Inventories	—		404,280		610,755	—	1,015,035
Prepaid expenses and other current assets	6,727		33,427		89,233	—	129,387
Total current assets	159,416		1,001,389		2,613,829	(27,477)	3,747,157
Property, plant and equipment, net	—		246,530		442,924	—	689,454
Goodwill	—		620,081		1,069,117	—	1,689,198
Other intangible assets, net	214		31,546		4,147	—	35,907
Intercompany accounts	851,648		215,515		—	(1,067,163)	—
Investment in subsidiaries	2,519,303		1,534,381		—	(4,053,684)	—
Other non-current assets	29,257		35,354		17,263	—	81,874
Restricted cash	25,538		—		—	—	25,538

Total assets	$3,585,376	(A)	$3,684,796	(A)	$4,147,280	$(5,148,324)	$6,269,128

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	—		588,634		970,538	—	1,559,172
Accrued liabilities	25,402		168,947		172,571	—	366,920
Accrued payroll and related benefits	—		68,388		78,757	—	147,145
Current portion of long-term debt	$830		$—		$609	$—	$1,439
Accounts payable—intercompany	—		—		27,477	(27,477)	—
Total current liabilities	26,232		825,969		1,249,952	(27,477)	2,074,676
Long-term liabilities:
Long-term debt, net of current portion	1,142,644		522,572		1,552	—	1,666,768
Intercompany accounts non-current	—		—		1,067,163	(1,067,163)	—
Other	32,689		68,202		42,982	—	143,873
Total long-term liabilities	1,175,333		590,774		1,111,697	(1,067,163)	1,810,641
Stockholders’ equity:
Common stock	5,457		70,558		337,115	(407,673)	5,457
Other stockholders’ equity accounts	2,378,354		2,197,495		1,448,516	(3,646,011)	2,378,354
Total stockholders’ equity	2,383,811		2,268,053		1,785,631	(4,053,684)	2,383,811
Total liabilities and stockholders’ equity	$3,585,376	(B)	$3,684,796	(B)	$4,147,280	$(5,148,324)	$6,269,128

(A)	Reflects a decrease of $349.2 million in total assets for the parent and increase of $285.7 million for the guarantor subsidiaries.
(B)

Reflects a decrease of $349.2 million in total liabilities for the parent and increase of $149.8 million in total liabilities and $135.9 million in total stockholders’ equity for the guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended July 1, 2006
(Unaudited)

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
			(In thousands)
Net sales	$—	$691,462	$2,156,969	$(140,531)	$2,707,900
Cost of sales	1,803	634,252	2,050,238	(140,531)	2,545,762
Gross profit	(1,803)	57,210	106,731	—	162,138

Operating expenses:
Selling, general administrative and research and development	1,874	42,042	52,824	—	96,740
Amortization of intangible assets		2,048	133	—	2,181
Impairment of tangible assets			5,570		5,570
Restructuring costs	—	1,340	71,453	—	72,793
Total operating expenses	1,874	45,430	129,980	—	177,284
Operating income (loss)	(3,677)	11,780	(23,249)	—	(15,146)
Interest income	118	582	2,826	—	3,526
Interest expense	(21,622)	(4,680)	(1,374)	—	(27,676)
Intercompany income (expense), net	11,710	(5,418)	(6,292)	—	—
Other income (expense), net	4,572	(9,879)	(41)	—	(5,348)
Interest and other expense, net	(5,222)	(19,395)	(4,881)	—	(29,498)

Loss before income taxes, and equity in income (loss) of subsidiaries	(8,899)	(7,615)	(28,130)	—	(44,644)
Provision for income taxes	—	1,039	9,119	—	10,158
Equity in income (loss) of subsidiaries	(45,903)	(70,259)	—	116,162	—
Net income (loss)	$(54,802)	$(78,913)	$(37,249)	$116,162	$(54,802)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended July 2, 2005

(Restated)
(Unaudited)

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
			(In thousands)
Net sales	$170,997	$898,205	$2,231,259	$(469,197)	$2,831,264
Cost of sales	164,199	875,658	2,107,228	(469,197)	2,677,888
Gross profit	6,798	22,547	124,031	—	153,376

Operating expenses:
Selling, general administrative and research and development	16,127	36,352	56,334	—	108,813
Amortization of intangible assets	711	1,183	—	—	1,894
Restructuring costs	1,878	1,164	16,999	—	20,041
Total operating expenses	18,716	38,699	73,333	—	130,748
Operating income (loss)	(11,918)	(16,152)	50,698		22,628

Interest income	3,317	288	1,127	—	4,732
Interest expense	(29,123)	(4,592)	(1,582)	—	(35,297)
Intercompany income (expense), net	13,849	(754)	(13,095)	—	—
Other income (expense), net	20,796	(5,704)	(5,212)	—	9,880
Interest and other income (expense), net	8,839	(10,762)	(18,762)	—	(20,685)

Income (loss) before income taxes and equity in income (loss) of subsidiaries	(3,079)	(26,914)	31,936	—	1,943
Provision(benefit) for income taxes	(12,903)	—	18,962	—	6,059
Equity in income (loss) of subsidiaries	(13,940)	(14,957)	—	28,897	—
Net income (loss)	$(4,116)	$(41,871)	$12,974	$28,897	$(4,116)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended July 1, 2006
(Unaudited)

	Sanmina-SCI		Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
	(In thousands)
Net sales	$—		$2,186,094		$6,461,373	$(409,352)	$8,238,115
Cost of sales	4,664		2,017,228		6,130,391	(409,352)	7,742,931
Gross profit	(4,664)		168,866		330,982	—	495,184

Operating expenses:
Selling, general administrative and research and development	4,747		144,314		144,312	—	293,373
Amortization of intangible assets	214		5,867		404	—	6,485
Impairment of tangible assets					5,570		5,570
Restructuring costs	—		9,109		119,905	—	129,014
Total operating expenses	4,961		159,290		270,191	—	434,442
Operating income (loss)	(9,625)		9,576		60,791	—	60,742
Interest income	4,620		1,784		8,138	—	14,542
Interest expense	(74,146)		(13,980)		(3,226)	—	(91,352)
Intercompany income (expense), net	37,367		(12,813)		(24,554)	—	—
Loss on extinguishment of debt	(84,600)		—		—		(84,600)
Other income (expense), net	(4,715)		(10,752)		730	—	(14,737)
Interest and other expense, net	(121,474)		(35,761)		(18,912)	—	(176,147)

Income (loss) before income taxes, cumulative effect of accounting changes and equity in income (loss) of subsidiaries	(131,099)		(26,185)		41,879	—	(115,405)
Provision for (benefit from) income taxes	—		(22,053)		25,813	—	3,760
Income (loss) before cumulative effect of accounting changes and equity in income (loss) of subsidiaries	(131,099)		(4,132)		16,066	—	(119,165)
Cumulative effect of accounting changes, net of tax	5,695		—		—	—	5,695
Equity in income (loss) of subsidiaries	11,934		(3,810)		—	(8,124)	—
Net income (loss)	$(113470	)(C)	$(7,942	)(C)	$16,066	$(8,124)	$(113,470)

(C)

Reflects an increase of $33.1 million in net income for the guarantor subsidiaries for the three months ended December 31, 2005. On a consolidated basis, there is no change to the consolidated net income as there is a corresponding increase in consolidating eliminations.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended July 2, 2005

(Restated)
(Unaudited)

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
			(In thousands)
Net sales	$558,290	$2,764,419	$7,097,692	$(1,451,029)	$8,969,372
Cost of sales	536,850	2,675,100	6,730,463	(1,451,029)	8,491,384
Gross profit	21,440	89,319	367,229	—	477,988

Operating expenses:
Selling, general administrative and research and development	31,358	97,893	172,349	—	301,600
Amortization of intangible assets	2,447	3,548	—	—	5,995
Goodwill impairment	15,000	585,000	—	—	600,000
Restructuring costs	18,934	7,633	71,336	—	97,903
Total operating expenses	67,739	694,074	243,685	—	1,005,498
Operating income (loss)	(46,299)	(604,755)	123,544		(527,510)

Interest income	7,622	707	5,688	—	14,017
Interest expense	(92,488)	(13,604)	(5,146)	—	(111,238)
Intercompany income (expense), net	42,126	(16,301)	(25,825)	—	—
Other expense, net	(10,469)	(3,263)	(72)	—	(13,804)
Interest and other expense, net	(53,209)	(32,461)	(25,355)	—	(111,025)

Income (loss) before income taxes and equity in income (loss) of subsidiaries	(99,508)	(637,216)	98,189	—	(638,535)
Provision for income taxes	130,612	160,134	96,675	—	387,421
Equity in income (loss) of subsidiaries	(795,836)	106,017	—	689,819	—
Net income (loss)	$(1,025,956)	$(691,333)	$1,514	$689,819	$(1,025,956)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended July 1, 2006

(Unaudited)

	Sanmina- SCI		Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
					(In thousands)
Cash used in operating activities	$(16,072)		$(63,084)		$(134,529)	$—	$(213,685)
Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(17,755)		—		—	—	(17,755)
Proceeds from maturities and sales of short-term investments	74,796		—		—	—	74,796
Purchases of long term investments	(1,923)		100		—	—	(1,823)
Purchases of property, plant and equipment	—		(21,180)		(82,497)	—	(103,677)
Proceeds from sale of property, plant and equipment	—		2,321		34,514	—	36,835
Cash paid for businesses acquired, net	—		(6,367)		(38,284)	—	(44,651)
Cash provided by (used in) investing activities	55,118		(25,126)		(86,267)	—	(56,275)
Cash flows provided by (used in) financing activities:
Change in restricted cash	22,460		—		—	—	22,460
Payments of long term debt	(750,929)		—		—	—	(750,929)
Payments of notes and credit facilities	—		—		(600)	—	(600)
Repurchase of convertible notes	(543)		—		—	—	(543)
Proceeds from long-term debt, net of issuance cost	587,123		—		—	—	587,123
Interest rate swap termination associated with debt extinguishment	(29,785)		—		—	—	(29,785)
Redemption premium associated with debt extinguishment	(70,751)		—		—	—	(70,751)
Proceeds from sale of common stock	12,836		—		—	—	12,836
Intercompany	130,523		(97,674)		(32,849)	—	—
Cash used in financing activities	(99,066)		(97,674)		(33,449)	—	(230,189)
Effect of exchange rate changes	—		—		(4,812)	—	(4,812)
Decrease in cash and cash equivalents	(60,020	)(D)	(185,884	)(D)	(259,057)	—	(504,961)
Cash and cash equivalents at beginning of period	95,408		214,776		757,869	—	1,068,053
Cash and cash equivalents at end of period	$35,388		$28,892		$498,812	$—	$563,092

(D)	Reflects a decrease of $86.9 million and an increase of $86.9 million in change of cash for the parent and the guarantor subsidiaries, respectively, for the three months ended December 31, 2005.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended July 2, 2005

(Restated)
(Unaudited)

	Sanmina-SCI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
			(In thousands)
Cash provided by (used in) operating activities	$348,987	$(365,790)	$257,698	$—	$240,895
Cash flows used in investing activities:
Purchases of short-term investments	(56,199)	—	—	—	(56,199)
Proceeds from maturities and sales of short-term investments	30,626	—	—	—	30,626
Purchases of long term investments	(1,015)	—	—	—	(1,015)
Purchases of property, plant and equipment	(8,176)	(8,481)	(31,751)	—	(48,408)
Proceeds from sale of property, plant and equipment	6,337	8,429	18,897	—	33,663
Cash paid for businesses acquired, net	(4,820)	(3,401)	(75,048)	—	(83,269)
Cash used in investing activities	(33,247)	(3,453)	(87,902)	—	(124,602)
Cash flows provided by (used in) financing activities:
Repurchase of convertible notes	(398,726)	—	—	—	(398,726)
Payments of long-term debt	(675)	(1,446)	(12,777)	—	(14,898)
Payments of notes and credit facilities, net	—	(599)	(12,057)	—	(12,656)
Proceeds from long-term debt, net of issuance costs	389,609	—	13,698	—	403,307
Proceeds from sale of common stock	11,171	—	—	—	11,171
Proceeds from (repayment of) Intercompany debt	(245,136)	362,390	(117,254)	—	—
Cash provided by (used in) financing activities	(243,757)	360,345	(128,390)	—	(11,802)
Effect of exchange rate changes	—	—	(2,960)	—	(2,960)
Increase (decrease) in cash and cash equivalents	71,983	(8,898)	38,446	—	101,531
Cash and cash equivalents at beginning of period	448,464	68,963	552,020	—	1,069,447
Cash and cash equivalents at end of period	$520,447	$60,065	$590,466	$—	$1,170,978

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

A relatively small number of customers historically have been responsible for a significant portion of our net sales. We expect this trend to continue. Sales to our ten largest customers accounted for 60.1% and 61.6% of our net sales for the three and nine months ended July 1, 2006, respectively. One customer accounted for 10% or more of our net sales during the three month period ended July 1, 2006, and two customers accounted for 10% or more of our net sales during the nine months ended July 1, 2006.  Sales to our ten largest customers accounted for 65.5% and 64.6% of our net sales for the three and nine months ended July 2, 2005, respectively, and one customer accounted for 10% or more of our net sales during the nine months ended July 2, 2005.

During the nine month periods ended July 1, 2006 and July 2, 2005, 74.9% and 76.5%, respectively, of our consolidated net sales were derived from non-U.S. operations. Consolidated net sales from international operations during the three month periods ended July 1, 2006 and July 2, 2005, represented 76.0% and 75.8%, respectively. We expect that a significant majority of the Company’s revenue will continue to be derived from our non-U.S. operations.

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

We have experienced fluctuations in gross margins in the past and may continue to in the future. Fluctuations in our gross margins may be caused by a number of factors, including pricing, changes in product mix, competitive pressures, transition of manufacturing to lower cost locations, changes in our ODM business, write-downs of inventories, if any, and changes in warranty trends.

Restatement of  Condensed Consolidated Financial Statements

Stock-Based Compensation Expense.  In May 2006, two analyst research reports were published wherein it was suggested that based on their analysis of the Company’s proxy statements that were filed with the Securities and Exchange Commission (“S.E.C”), the Company may have backdated stock option grants (the “Reports”) with respect to the officers of the Company.

Shortly after the Reports were published, the Company was contacted by the SEC with respect to its option practices for the years mentioned in the Reports. As a result of the publication of the Reports and concurrent with the SEC’s informal inquiry, a special meeting of the Board of Directors was convened on June 8, 2006. In response to these circumstances, the Board of Directors immediately created a Special Committee, which was comprised of independent disinterested directors, to conduct a comprehensive review of grants of stock options and restricted stock. The investigation was conducted with the assistance of a law firm and outside accounting consultants not previously involved with the Company’s stock option plans and Equity Plan administration.  The review focused on the following:

•      Option grants made to all employees, directors and consultants during the period from January 1997 through June 2006 (the “Investigation Period”);

•      Restricted stock grants during the period from September 2003 (the date of the first grant of restricted stock) through July 2006; and

•      Stock option grant modifications connected with employee terminations during the Investigation Period.

The Special Committee investigated substantially all of the option and restricted stock grants issued to individuals at all levels of the Company, including its directors and officers, during the Investigation Period. As a result of the investigation, it was determined that the original measurement date used by the Company for accounting purposes (the “Record Date”) for most of the options and restricted stock issued by the Company from January 1997 to June 2006 did not correspond to the closing price of the Company’s common stock on the appropriate measurement date. In nearly all such cases, the Record Date preceded the appropriate measurement date and the stock price on the Record Date was lower than the price on the appropriate measurement date.

In assessing how the errors relating to stock option accounting occurred, the investigation report identified concerns with respect to the actions of two former executives of the Company who were each involved in the authorization, recording and reporting of stock option grants, restricted stock grants and stock option modifications related to employee terminations. In addition, the investigation report also identified deficiencies in internal controls, including the process of preparing and retaining accurate documentation relating to the Company’s stock option plan administration activities.

The Company’s historical procedures and methodologies for determining the number of shares and the Record Date of stock option and restricted stock grants made during the Investigation Period varied depending on the classification of the recipients of such awards. The following discusses, by category, the Equity Award processes generally followed by the Company to authorize and approve equity-based compensation awards:

Board of Director Grants.  Non-employee Directors generally received automatic option grants pursuant to the 1995 Director’s Option Plan on October 1, or the first trading day thereafter.

Officer Grants.  Equity awards issued to employees of the Company were issued pursuant to the Company’s 1990 and 1999 Stock Option Plans. Equity awards issued to “reporting persons” as that term is defined under Section 16 of the Securities Exchange Act of 1934, as amended (“Officers”) were issued by authority of the Compensation Committee. Officer stock option grants were generally awarded annually at the October meeting of the Compensation Committee.

Non-Officer Grants.  Equity awards issued to non-Officer employees of the Company were generally administered as follows.  First, the Compensation Committee met and authorized a “pool” of stock options and restricted stock to be set aside for issuance to employees and delegated to management the responsibility for allocating the awards to specific recipients pursuant to the stock plan.  Upon management’s conclusion of this allocation process, a final list of award recipients, along with the number of stock options and/or restricted stock to be awarded to each individual was presented to executive management for final review and approval.

Results of the Special Committee’s investigation generally concluded that the Record Date used to account for most of the equity awards issued by the Company from January 1997 to June 2006 differed from the appropriate measurement date.  In nearly all such cases, the stock price on the appropriate measurement date was higher than the price on the Record Date.  The types of grant discrepancies uncovered by the investigation and the financial statement impact of these errors is summarized as follows:

Misdated Grants. From Fiscal 1997 through June 2006, the Company granted options on eleven different dates to its Officers. The investigation identified that the Record Date required revision on all seven (7) Officer Grants issued prior to October 2002 and no revisions were necessary for Officer Grants issued from October 2002 to the present. It was also determined that the Record Dates required revision with respect to nineteen (19) of the twenty-one (21) non-Officer Grants issued during the Investigation Period.  In nearly all cases, the Record Date preceded the appropriate measurement date and the stock price on the Record Date was lower than the price on the appropriate measurement date. With regard to these discrepancies, the Record Date originally used by the Company in some cases preceded the date a definitive list of equity award recipients was approved.  In other cases the stock price declined and the Record Date used was subsequent to the completion of the definitive list.  As such, the revised measurement date  was based on the date when the granting process of each of the Company’s grants was finalized.  As a result, the Company has recognized pre-tax compensation expense of $115.2 million, (including restricted shares) relating to correcting the Record Date for the fiscal period 1997 through 2005. For the three and nine month periods ended July 2, 2005, the Company recognized pre-tax incremental stock based compensation of approximately $15.0 million and $17.0 million, respectively.

Option Exchange.  In 2003, the Company gave eligible employees the opportunity to cancel stock options with an exercise price greater than $11.00 and in exchange receive a new option grant no earlier than six months and one day after the last cancellation day with the exercise price of the new options to be determined at the end of this period, on a date between September 12-17, 2003. Non-employee members of the board of directors and executive officers were not eligible for the exchange program. It was determined that the Record Date of the new options issued in exchange for the forfeited options was incorrect. The effect of using the correct Record Date was to increase stock-based compensation expense by $26.0 million  from fiscal 2003 through 2005.  The effect of this correction on the three and nine month periods ended July 2, 2005 was incremental pre-tax compensation expense of $2.1 million and $6.2 million, respectively.  In addition, the Company recorded $58.6 million in fiscal 2003 of pre-tax compensation expense arising from the cancellation of the stock options submitted for the exchange.

Stock Option Grant Modifications Connected with Terminations. Compensation expense was also recognized as a result of modifications that were made to certain employee option grant awards in connection with certain employees’ termination agreements between 1999 and 2006. Compensation expense for these modifications was revised during the relevant periods. The nature of the modifications typically involved changes to employee stock option vesting rights subsequent to termination of employment. The total pre-tax stock-based compensation expense related to these modifications was approximately $24.4 million for the fiscal periods 1997 through 2005. There was no compensation expense related to modifications for the three and nine month periods ended July 2, 2005.

The cumulative pre-tax, non cash, incremental stock compensation expense recognized by the Company for these errors described above is approximately $224.2 million for the fiscal periods 1997 through 2005. The cumulative pre-tax incremental stock compensation expense recognized by the Company for these errors described above for the three and nine month periods ended July 2, 2005 was approximately $17 million and $23 million.

As a result of the Company’s pattern of establishing the Record Date prior or subsequent to the date a definitive list of equity award recipients was approved (see previous discussion entitled Misdated Grants), the revised measurement dates were based on the date on which all of the required granting actions for a specific grant were final (including any changes to the terms of the awards such as the number of options or restricted shares for any employee that received an award). To the extent any of these granting actions were not final for a specific grant, the measurement date was delayed until all required actions relating to the grant were completed, including delaying the measurement date for awards for which the exercise prices were not changed. The Company believes that this is the appropriate way to establish the measurement date. If the Company had based the measurement date on when the granting action had been completed for the majority of the recipients included in the grant and any changes thereafter were considered modifications, the cumulative compensation expense recognized would have increased by approximately $9 million.

Notwithstanding the foregoing, the lack of conclusive evidence in the case of certain grants required the Company’s management to apply significant judgment in establishing revised measurement dates. In those cases where a definitive measurement date could not be determined, the evidence was generally sufficient to establish: (1) a date which was defined as the earliest possible date that met all the conditions that constitute a measurement date under APB No. 25 (the “Inside Date”) and (2) a date which was defined as the latest possible date that met all the conditions that constitute a measurement date under APB No. 25 (the “Outside Date”). These dates, particularly the Outside Date, later became the basis for determination of the revised measurement dates used by the Company in the restatement as the Company determined that this approach is more appropriate in determining when the option grant was determined with finality and no longer subject to change. An example of an Outside Date for an Officer Grant might be the date the related Form 4 was filed. An example of an Outside Date for a Non-Officer Grant generally was the date at or around the date on which the option awards were communicated to employees.

In light of the significant judgment used by the Company in establishing revised measurement dates, alternate approaches to those used by the Company could have resulted in different compensation expense charges than those recorded by the Company in the restatement. For example, an alternative measurement date could be when communication occurred to a significant number of grant recipients included in an Annual grant rather than the Outside Date, when the option grant is determined in finality. Based on the available evidence and applying the lowest and highest trading prices of the Company’s common stock between the Inside and Outside Dates of each discrepant grant, the total cumulative pre-tax, non cash, stock compensation charge that could alternatively have been recognized by the Company ranged from approximately $176.1 million to $297.8 million for the fiscal period 1997 through 2005.

The Company determined that the total cumulative, pre-tax, non-cash, stock compensation expense resulting from revised measurement dates was $224.2 million from January 1997 through October 1, 2005. The cumulative effect of the restatement adjustment on the Company’s consolidated balance sheet at July 2, 2005 was an increase in additional paid-in capital of $182.7 million and an increase in accumulated deficit of the same amount. There was no impact on revenue. From a cash perspective, the additional payable in regards to payroll taxes associated with the stock option grants was approximately $3.6 million for the fiscal periods 1997 through 2005. The adjustments increased previously reported basic and diluted net loss per share by $0.01 and $0.03 for the three and nine month periods ended July 2, 2005, respectively.

Additionally, as part of the Company’s review of its accounting for stock option grants that were granted in prior periods, the Company also determined that it had overstated goodwill by approximately $28.8 million as a result of understating the intrinsic value of the unvested awards to be allocated to unearned compensation that were exchanged in the Company’s acquisition of SCI which was consummated on December 6, 2001.  During fiscal 2002, the Company recorded an impairment charge relating to the goodwill arising from the SCI acquisition. As such the impairment charge recognized in fiscal 2002 was overstated by $28.8 million. The effect of correcting this error increased accumulated defitcit at October 1, 2005 by $23.1 million.  This adjustment did not affect the three and nine month periods ended July 1, 2006 and July 2, 2005.

Other Matters.   The Company also modified the accounting treatment for an interest rate swap related to its 10.375% Notes. Although management believes the economics of the interest rate swap related to the 10.375% Notes achieved the original objectives of converting certain fixed rate debt to effectively variable rate obligations, certain technical documentation requirements for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related interpretations were not sufficient at the time the transaction occurred.  Specifically we did not meet the requirements of contemporaneous documentation related to the interest swap with respect to the 10.375 % Notes.  As a result, mark to market adjustments of the interest rate swap were recognized in other income (expense) during the term of the interest rate swap agreement which began in October 2004 and was terminated in February 2006. The adjustment reduced net loss by $0.0 million and $22.1 million in the three and nine month periods ending July 1, 2006. In addition, the adjustment reduced net loss by $12.7 million and increased net loss by $10.3 million for the three and nine month periods ended July 2, 2005, respectively, in the Condensed Consolidated Statements of Operations. The effect of the interest swap increased accumulated deficit at October 1, 2005 by $22.1 million.

As part of restructuring activities, the Company established a reserve account for its restructured fixed assets which was applied against the net book value of the restructured fixed assets at the time the restructuring event occurred.  The Company determined that the fixed asset reserve account was overstated by $27.4 million and that the overstatement occurred in fiscal period 2001. The adjustment resulted in an increase of $27.4 million in the net book value of property, plant and equipment as of July 1, 2006 and October 1, 2005.  The adjustment also decreased deferred tax assets by $10.5 million resulting in a reduction of $16.9 million in the opening accumulated deficit as of October 1, 2005 and July 1, 2006.  The decrease in deferred tax assets also reduced the valuation allowance that was recorded in the second quarter of fiscal 2005 for certain of the Company’s deferred tax assets.

During a review of our accounting treatment of intercompany transactions, the Company discovered that certain Controlled Foreign Corporations (“CFCs”) of the US group had significant intercompany payable and receivable balances with various US legal entities that were unsettled as of the end of fiscal 2004 and fiscal 2005. Under US tax rules, the gross intercompany payable balance of a US legal entity owed to a foreign CFC constitutes an investment in US property under Section 956 (“Section 956 property”). For US tax purposes, Section 956 property is treated as a deemed dividend to the US from the CFC and is taxable in the US to the extent of the higher of the CFC’s earnings or its Section 956 property. In previous financial statements, the Company did not properly reflect the inclusion of taxable income under Section 956. During the period that the Section 956 property arose, the Company had substantial net operating losses that were in excess of the required income inclusion under Section 956. Accordingly, the recognition of Section 956 income resulted in a reduction of $35.6 million of net operating loss deferred tax assets and an increase of $35.6 million of our provision for income tax expense in fiscal 2004. This increase was partially offset by the reversal of a deferred tax liability of $8.0 million that had previously been established related to income not permanently reinvested as the recognition of the Section 956 deemed dividend was characterized as a deemed repatriation of this income. The net impact of the deemed dividend in fiscal 2004 was a net decrease of net deferred tax assets of $27.4 million and an increase in our provision for income tax expense of $27.4 million. As part of our review, $1.4 million of deferred tax liability related to income not permanently reinvested was reversed in fiscal 2003, reducing our provision for tax expense in fiscal 2005 by $1.4 million.

During the second quarter of 2005 the Company recorded a valuation allowance against certain of its deferred tax assets. As a result of the Company’s restatement adjustments, deferred tax assets were reduced causing a reduction in the valuation allowance that was recorded during the second quarter of 2005. Accordingly, this reduced our provision for income taxes by $0 and $26.0 million for the three and nine month periods ended July 2, 2005 respectively.

Cash and cash equivalents and long-term debt decreased by approximately $23.2 million at July 2, 2005, due to adjustments of certain overdraft facilities to cash. As a result, payments of notes and credit facilities in the Condensed Consolidated Statements of Cash Flows decreased by approximately $9.2 million for the nine months ended July 2, 2005.

The additional disclosures pertaining to this restatement and its effect on prior periods and years will be included in the 2006 Form 10-K which will be filed at a later date.

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

Stock-Based Compensation—On October 2, 2005, we adopted SFAS No. 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock units and purchase rights under our Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS No. 123R supersedes previous accounting under APB No. 25 for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R.

SFAS No. 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. We adopted SFAS No. 123R using the modified prospective transition method which requires the application of the accounting standard starting from October 2, 2005, the first day of our fiscal year 2006. Our Consolidated Financial Statements, for the fiscal year ended September 30, 2006, reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method we used in adopting SFAS No. 123R, our results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in fiscal 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of October 1, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123, and compensation expense for the stock-based awards granted subsequent to October 1, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS No. 123R. In conjunction with the adoption of SFAS No. 123R, we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method (for the purposes of pro forma information under SFAS No. 123) to the straight-line single option method. Compensation expense for all stock-based awards granted on or prior to October 1, 2005 will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all stock-based awards granted subsequent to October 1, 2005, will be recognized using the straight-line single option method. As stock-based compensation expense recognized in our results is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred.

Upon adoption of SFAS No. 123R, we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock options and purchase rights under ESPP. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. For restricted stock units, compensation expense is calculated based on the fair market value of our stock on the date of grant. In regards to the Company’s performance restricted stock units, compensation expense is recognized pursuant to SFAS No. 123R only when the Company has met the performance probability criteria.

Stock-Based Compensation (Restated)

As a result of the investigation which is described in Footnote 1 to the Condensed Consolidated Financial Statements, it was determined that the original measurement date used by the Company for accounting purposes (the “Record Date”) for most of the options and restricted stock issued by the Company from January 1997 to June 2006 did not correspond to the closing price of the Company’s common stock on the appropriate measurement date. With regard to these discrepancies, the Record Date originally used by the Company in some cases preceded the date a definitive list of equity award recipients was approved. In other cases the stock price declined and the Record Date used was subsequent to the completion of the definitive list.

As such, the revised measurement date was based on the date when the granting process of each of the Company’s grants were finalized (including any changes to the terms of the awards such as the number of options or restricted shares for any employee that received an award). To the extent any of these granting actions were not final for a specific grant, the measurement date was delayed for the award until all required actions relating to the grant were completed, including delaying the measurement date for awards for which the terms had not changed. Generally, the date the grant was determined with finality and no longer subject to change was also the date which was defined as the latest possible date that all the conditions that constitute a measurement date could have existed under APB No. 25 (the “Outside Date”). An example of an Outside Date was the date at or around the date on which the option awards were communicated to the grant recipient.

The Company believes that this is the appropriate way to establish the measurement date. However, in light of the significant judgment used by the Company in establishing revised measurement dates, alternate approaches to those used by the Company could have resulted in different compensation expense charges than those recorded by the Company in the restatement. For example, an alternative measurement date could be when communication occurred to a significant number of grant recipients included in an Annual grant rather than the Outside Date, when the option grant is determined in finality. Based on the available evidence and applying the lowest and highest trading prices of the Company’s common stock between alternative dates for each discrepant grant, the total cumulative pre-tax, non cash, stock compensation charge that could alternatively have been recognized by the Company ranged from approximately $153 million to $281 million for the fiscal periods 1997 through 2005.

Summary Results of Operations

The following table sets forth, for the three and nine months ended July 1, 2006 and July 2, 2005, certain items in the Condensed Consolidated Statement of Operations expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto, which appear elsewhere in this report.

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
		(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.0	94.6	94.0	94.7
Gross margin	6.0	5.4	6.0	5.3
Operating expenses:
Selling, general and administrative	3.2	3.5	3.2	3.1
Research and development	0.4	0.3	0.4	0.3
Amortization of intangible assets	0.1	0.1	0.1	0.1
Restructuring costs	2.6	0.7	1.6	1.1
Impairment of tangible assets	0.2	—	0.1	—
Goodwill impairment	—	—	—	6.7
Total operating expenses	6.5	4.6	5.4	11.3
Operating income (loss)	(0.5)	0.8	0.6	(6.0)
Interest income	0.1	0.2	0.2	0.2
Interest expense	(1.0)	(1.2)	(1.1)	(1.2)
Loss on extinguishment of debt	—	—	(1.0)	—
Other income (expense), net	(0.2)	0.3	(0.2)	(0.1)
Interest and other expense, net	(1.1)	(0.7)	(2.1)	(1.1)
Income (loss) before income taxes and cumulative effect of accounting changes	(1.6)	0.1	(1.5)	(7.1)
Provision for income taxes	0.4	0.2	—	4.3
Loss before cumulative effect of accounting change	(2.0)	(0.1)	(1.5)	(11.4)
Cumulative effect of accounting change, net of tax	—	—	0.1	—
Net loss	(2.0)%	(0.1)%	(1.4)%	(11.4)%

The following table sets forth, for the periods indicated, key operating results (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
		(Restated)		(Restated)
	(In thousands)
Net sales	$2,707,900	$2,831,264	$8,238,115	$8,969,372
Gross profit	$162,138	$153,376	$495,184	$477,988

Key performance measures

The following table sets forth, for the periods indicated, certain key performance measures that management utilizes to assess operating results:

	Three Months Ended
	July 1, 2006	April 1, 2006	July 2, 2005
Days sales outstanding(1)	53	48	51
Inventory turns(2)	8.1	8.6	11.3
Accounts payable days(3)	56	51	51
Cash cycle days(4)	42	40	33

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

Results of Operations

Net Sales

Net sales decreased by 4.4% to $2.7 billion for the three months ended July 1, 2006, from $2.8 billion for the three months ended July 2, 2005.  Net sales decreased by 8.2% to $8.2 billion for the nine months ended July 1, 2006, from $9.0 billion for the nine months ended July 2, 2005.  Approximately $232 million and $766 million of the decline in sales in the three and nine months ended July 1, 2006, respectively, were due to decreased demand from existing customers in our computing and storage systems business.  The remaining decreases in sales for the three and nine months ended July 1, 2006 were primarily due to a decline in revenue of $65 million and $231 million, respectively, from our enclosure business, offset by increases in other areas of our business such as High Volume EMS.

Gross Margin (restated)

Gross margin increased from 5.4% in the third quarter of fiscal 2005 to 6.0% in the third quarter of fiscal 2006 and increased from 5.3% for the nine months ended July 2, 2005 to 6.0% for the nine months ended July 1, 2006. The increase in gross margin was primarily attributable to changes in product mix and operational efficiencies. We expect gross margins to continue to fluctuate based on overall production and shipment volumes, changes in the mix of products demanded by our major customers and production efficiencies.

Operating Expenses (restated)

Selling, general and administrative expenses (restated)

Selling, general and administrative expenses decreased from $100.6 million in the third quarter of fiscal 2005 to $85.9 million in the third quarter of fiscal 2006. Selling, general and administrative expenses decreased as a percentage of net sales, from 3.5% in the third quarter of fiscal 2005 to 3.2% in the third quarter of fiscal 2006. For the nine months ended July 1, 2006, selling, general and administrative expenses decreased to $263.1 million from $278.3 million for the nine months ended July 2, 2005. Selling, general and administrative expenses increased as a percentage of net sales, from 3.1% for the first nine months of fiscal 2005 to 3.2% for the first nine months of fiscal 2006. The decrease in selling, general and administrative expenses for the three and nine month periods ended July 1, 2006, was primarily attributable to a recovery of part of our provision for doubtful accounts, the reduction in professional fees due to completion of our evaluation of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 in fiscal 2005 (our first year of compliance) and a reduction in stock-based compensation expenses of $15.1 million and $19.9 million for the three and nine month periods ended July 1, 2006. The decrease in selling, general and administrative expenses as a percentage of net sales for three months ended July 1, 2006 was primarily attributable to a reduction in administrative expenses.  The increase in selling, general and administrative expenses as a percentage of net sales for nine months ended July 1, 2006 was primarily attributable to the decrease in sales in the same period.

Research and Development (restated)

Research and development expenses increased from $8.2 million in the third quarter of fiscal 2005 to $10.8 million in the third quarter of fiscal 2006. Research and development increased as a percentage of net sales, from 0.3% in the third quarter of fiscal 2005 to 0.4% in the third quarter of fiscal 2006. For the nine months ended July 2, 2005, research and development expenses increased from $23.3 million to $30.3 million for the nine months ended July 1, 2006. Research and development expenses increased as a percentage of net sales, from 0.3% for the first nine months of fiscal 2005 to 0.4% for the first nine months of fiscal 2006. The increase in research and development expenses is due to increased investment in the storage sector.

Restructuring costs

Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112, where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the Condensed Consolidated Statements of Operations when a liability is incurred. Restructuring costs are recorded when probable and estimable. Accrued restructuring costs are included in “accrued liabilities” in the Condensed Consolidated Balance Sheets. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 through the third quarter of fiscal year 2006:

	Employee Termination Benefits	Lease and Contract Termination Costs	Other Restructuring Costs	Impairment of Fixed Assets	Total
	(In thousands)
	Cash	Cash	Cash	Non-Cash
Balance at September 27, 2003	$3,870	$1,462	$—	$—	$5,332
Charges to operations	59,076	11,186	18,890	18,079	107,231
Charges utilized	(45,618)	(9,677)	(18,848)	(18,079)	(92,222)
Reversal of accrual	(1,832)	(1,384)	—	—	(3,216)
Balance at October 2, 2004	15,496	1,587	42	—	17,125
Charges to operations	84,451	14,070	6,404	6,932	111,857
Charges utilized	(64,823)	(12,533)	(6,446)	(6,932)	(90,734)
Reversal of accrual	(2,508)	—	—	—	(2,508)
Balance at October 1, 2005	32,616	3,124	—	—	35,740
Charges to operations	16,364	792	2,704	15,324	35,184
Charges utilized	(12,233)	(108)	(2,704)	(15,324)	(30,369)
Reversal of accrual	(331)	—	—	—	(331)
Balance at December 31, 2005	36,416	3,808	—	—	40,224
Charges to operations	11,882	329	2,660	5,483	20,354
Charges utilized	(8,306)	(1,090)	(2,660)	(5,483)	(17,539)
Reversal of accrual	(242)	—	—	—	(242)
Balance at April 1, 2006	39,750	3,047	—	—	42,797
Charges to operations	65,044	206	4,277	4,060	73,587
Charges utilized	(20,463)	(205)	(4,277)	(4,060)	(29,005)
Reversal of accrual	—	—	—	—	—
Balance at July 1, 2006	$84,331	$3,048	$—	$—	$87,379

During the three month period ended July 1, 2006, we recorded restructuring charges of approximately $73.6 million. These charges included employee termination benefits of approximately $65.0 million, lease and contract termination costs of approximately $206,000, other restructuring costs of approximately $4.3 million incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $4.1 million pursuant to SFAS No. 144, “Impairment of Long-Lived Assets”, mainly consisting of manufacturing equipment. The majority of charges related to employee termination benefits was due to closing one plant located in Europe.  The employee termination benefits were related to involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $20.5 million of employee termination benefits were utilized and 4,198 employees were terminated during the three months ended July 1, 2006 pursuant to this restructuring plan.

During the nine month period ended July 1, 2006, we recorded restructuring charges of approximately $128.6 million (net of $573,000 reversal of accrual). These charges included employee termination benefits of approximately $93.3 million, lease and contract termination costs of approximately $1.3 million, other restructuring costs of approximately $9.6 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $24.9 million pursuant to SFAS No. 144, “Impairment of Long-Lived Assets”, mainly consisting of a building complex. Certain plants included in restructuring for the nine month period have been reclassified as assets held-for-sale and included in Prepaid Expenses and Other Current Assets in our Condensed Consolidated Balance Sheets. The employee termination benefits were related to involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $41.0 million of employee termination benefits were utilized and 7,467 employees were terminated during the nine months ended July 1, 2006 pursuant to this restructuring plan. We also utilized $1.4 million of lease and contract termination costs and $9.6 million of the other restructuring costs during the nine month period ended July 1, 2006. In addition, we reversed $573,000 of employee termination benefits due to completion of our restructuring plan in plants located in Canada and Europe.

In fiscal 2005, we recorded charges of approximately $109.3 million (net of $2.5 million reversal of accrual) related to restructuring activities pursuant to SFAS No. 146 and SFAS No. 112, of which $106.3 million related to our phase 3 restructuring plan and $3.0 million related to our phase two restructuring plan. These charges included employee termination benefits of approximately $84.5 million, lease and contract termination costs of approximately $14.1 million, other restructuring costs of approximately $6.4 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $6.9 million consisting of excess facilities and equipment to be disposed of. The employee termination benefits were related to the involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $64.8 million of employee termination benefits were utilized and a total of approximately 11,800 employees were terminated in fiscal 2005. We also utilized $12.5 million of lease and contract termination costs and $6.4 million of the other restructuring costs in fiscal 2005. We incurred charges to operations of $6.9 million in fiscal 2005 for the impairment of excess fixed assets at the vacated facilities, all of which were utilized as of October 1, 2005. We reversed approximately $2.5 million of accrued employee termination benefits. The reversal of the accrual was a result of the changes in estimates and economic circumstances.

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

Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS No. 112, where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the Condensed Consolidated Statements of Operations generally at the commitment date. The accrued restructuring costs are included in “accrued liabilities” in the Condensed Consolidated Balance Sheets. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 and SFAS No. 112 through the third quarter of fiscal year 2006:

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
	(In thousands)
	Cash	Cash	Non-Cash
Balance at September 27, 2003	$9,739	$14,490	$—	$24,229
Charges to operations	4,071	35,730	3,500	43,301
Charges utilized	(5,533)	(28,279)	(3,500)	(37,312)
Reversal of accrual	(7,050)	(7,016)	—	(14,066)
Balance at October 2, 2004	1,227	14,925	—	16,152
Charges to operations	2,285	2,522	4,107	8,914
Charges utilized	(3,010)	(7,890)	(4,107)	(15,007)
Balance at October 1, 2005	502	9,557	—	10,059
Charges to operations	—	514	261	775
Charges utilized	—	(1,261)	(261)	(1,522)
Balance at December 31, 2005	502	8,810	—	9,312
Charges to operations	—	481	—	481
Charges utilized	(47)	(646)	—	(693)
Balance at April 1, 2006	455	8,645	—	9,100
Charges (recovery) to operations	—	651	(974)	(323)
Charges utilized	—	(1,307)	974	(333)
Reversal of accrual	(51)	(420)	—	(471)
Balance at July 1, 2006	$404	$7,569	$—	$7,973

The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

Fiscal 2002 Plans

September 2002 Restructuring. During the three month period ended July 1, 2006, we recorded charges to operations of approximately $60,000 and utilized approximately $728,000 of accrued costs related to the shutdown of facilities. We also reversed $51,000 of accrued employee severance due to completion of benefit payment.  During the nine month period ended July 1, 2006, we charged approximately $60,000 and utilized approximately $1.3 million of accrued costs related to the shutdown of facilities. Approximately $27,000 was charged to operations and utilized due to the write-off of impaired fixed assets. There were no employees terminated during the nine month period ended July 1, 2006 pursuant to this restructuring plan.

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

In fiscal 2004, we recorded charges to operations of approximately $1.9 million and utilized $2.6 million for employee severance expenses. Approximately 10 employees were terminated during fiscal 2004. In fiscal 2004, we also recorded charges to operations of approximately $26.7 million and utilized approximately $16.1 million for non-cancelable lease payments, lease termination costs and related costs for the shutdown of facilities. In addition, in fiscal 2004, we reversed approximately $3.6 million of accrued employee severance due to lower than anticipated payments at various plants and approximately $5.8 million of accrued facilities shutdown costs due to a change in use of the facilities or greater sublease income than anticipated. We also incurred and utilized charges to operations of $3.7 million related to the impairment of buildings and leasehold improvements at permanently vacated facilities in fiscal 2004.

October 2001 Restructuring. During the three month period ended July 1, 2006, we charged approximately $158,000 to operations and utilized approximately $100,000 related to shutdown of facilities.   During the three month period ended July 1, 2006, we also recognized a $974,000 gain from the completion of a building sale in one of our Canadian facilities.

During the nine month period ended July 1, 2006, we utilized approximately $53,000 of accrued employees termination benefits.  We recorded charges to operations of approximately $227,000 and utilized approximately $223,000 related costs for the shutdown of facilities.  During the nine month period ended July 1, 2006, we also recognized a $974,000 gain from the completion of a building sale in one of our Canadian facilities.

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

Fiscal 2001 Plans

July 2001 Restructuring. During the three month period ended July 1, 2006, we recorded approximately $433,000 and utilized approximately $479,000 of accrued costs related to the shutdown of facilities. We also reversed $420,000 related to accrued facility cost due to completion of closure.  During the nine month period ended July 1, 2006, we recorded approximately $1.4 million and utilized approximately $1.7 million of accrued costs related to the shutdown of facilities. We also recorded charges to operations and fully utilized $234,000 for write-off of impaired fixed assets.

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

Cost associated with restructuring activities related to purchase business combinations are accounted for in accordance with EITF 95-3. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 through the third quarter of fiscal year 2006:

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets	Total
	(In thousands)
	Cash	Cash	Non-Cash
Balance at September 27, 2003	$12,052	$13,612	$—	$25,664
Additions to restructuring accrual	10,858	—	6,024	16,882
Accrual utilized	(20,826)	(11,434)	(6,024)	(38,284)
Balance at October 2, 2004	2,084	2,178	—	4,262
Accrued utilized	(773)	(393)	—	(1,166)
Balance at October 1, 2005	1,311	1,785	—	3,096
Accrued utilized	(25)	(1,623)	—	(1,648)
Balance at December 31, 2005	1,286	162	—	1,448
Additions to restructuring accrual	—	—	—	—
Accrual utilized	—	(9)	—	(9)
Balance at April 1, 2006	1,286	153	—	1,439
Additions to restructuring accrual	—	—	—	—
Accrual utilized	65	—	—	65
Balance at July 1, 2006	$1,351	$153	$—	$1,504

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

SCI Acquisition Restructuring. There were no significant activities incurred during the three month period ended July 1, 2006. During the nine month period ended July 1, 2006, we utilized $25,000 related to employee severance and utilized $1.7 million of accrued facility costs due to expiration of leases.

In fiscal 2005, we utilized $731,000 related to employee severance and utilized $393,000 due to facilities shutdown. In fiscal 2004, we utilized a total of approximately $11.4 million of facilities related accruals and $3.4 million of accrued severance.

At the end of fiscal 2005, we realigned our reporting structure based on different types of manufacturing services offered to our customers. As a result, our operating segments have changed resulting in the identification of two new reportable segments (Electronic Manufacturing Services and Personal Computing). The following table summarizes the total restructuring costs incurred with respect to our reported segments for the three and nine month periods ended July 1, 2006 (in thousands):

	Three Months ended July 1, 2006	Nine Months ended July 1, 2006
Personal Computing	$10,672	$45,278
Electronic Manufacturing Services	62,121	83,736
Total	$72,793	$129,014

Cash	$69,708	$104,860
Non-cash	3,085	24,154
Total	$72,793	$129,014

The cumulative restructuring costs per segment have not been disclosed as it is impractical.

Ongoing Restructuring Activities. As of July 1, 2006, we had incurred approximately $243.2 million of restructuring cost under our phase 3 restructuring plan. We incurred approximately 86% of the charges as cash charges and approximately 14% as non-cash charges. As a result of our phase 3 restructuring plan, we expect to achieve reductions in non-cash and cash costs, including depreciation, payroll and related benefits, and rent expense.

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

On November 16, 2006, we announced two strategic decisions: to realign our ODM activities to focus on joint development manufacturing and to create a more seperable personal and business computing business unit. We also announced that we may further consolidate operations in higher-cost geographies to further enhance profitability. We expect to record additional charges that are currently not estimable, related to these anticipated actions during fiscal year 2007.

We plan to fund cash restructuring costs with cash flows generated by operating activities.

Interest Expense (restated)

Interest expense decreased $7.6 million to $27.7 million in the third quarter of fiscal 2006 from $35.3 million in the third quarter of fiscal 2005. Interest expense decreased $19.9 million to $91.4 million for the nine months ended July 1, 2006 from $111.2 million for the nine months ended July 2, 2005. The decrease in interest expense is primarily attributable to the repurchases of the Zero Coupon Convertible Subordinated Debentures Due 2020 (the “Zero Coupon Debentures”) on March 25, 2005 and September 12, 2005 and the redemption of all $750 million aggregate principal amount of our outstanding 10.375% Senior Secured Notes due 2010 (the “10.375% Notes”), offset by an increase in average interest rates on our short-term borrowings and an increase in interest expense from the issuance of the 6.75% Notes and 8.125% Notes.

The interest expense savings from the extinguishment of the 10.375% Notes is expected to be approximately $31 million a year. Net of foregone interest income on cash used to extinguish the debt, we will save approximately $21 million per year.

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

Loss on Extinguishment of Debt (restated)

On February 15, 2006, we issued $600 million aggregate principal amount of our 8.125% Notes. In connection with the debt issuance, we also made a cash tender offer for the redemption of all of our $750 million aggregate principal amount of our outstanding 10.375% Senior Subordinated Notes. The 10.375% Notes, which had been previously swapped to floating, would cost us approximately $80 million in annual interest expense. In the process of evaluating our capital structure and other alternatives, we concluded on a net present value basis that our best economic strategy was to tender for the 10.375% Notes. The refinancing will result in interest expense savings of approximately $31 million per year; will be cash flow positive by approximately $21 million per year, net of forgone interest income on cash used; will be positive on a net present value basis over the long-term and extend our debt maturities, by way of issuance of the 8.125% Notes. The refinancing will also be accretive to future earnings by approximately $0.05 per share per annum.

The 10.375% Notes were redeemed in full. As a result of the 10.375% Notes redemption, we recorded a loss on extinguishment of debt of approximately $84.6 million during the quarter ended April 1, 2006. The loss is comprised of $70.8 million of redemption premium, $2.2 million related to interest rate swap termination, $13.9 million in unamortized finance fees relating to the 10.375% Notes and $0.9 million of tender expenses offset by $3.2 million unamortized gain from previously terminated swaps. The tender offer was financed by net proceeds from the 8.125% Notes offering together with approximately $263.8 million of cash from our existing cash.

Other Income (Expense), net (restated)

Other income (expense), net, was $(5.3) million and $9.9 million for the three month periods ended July 1, 2006 and July 2, 2005, respectively. Other expense, net, was $(14.7) million and $(13.8) million for the nine month periods ended July 1, 2006 and July 2, 2005, respectively.  The following table summarizes the major components of other expense, net:

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(In thousands)

Foreign exchange losses	$(2,164)	$(3,488)	$(4,523)	$(8,072)
Interest rate swap	—	13,601	(9,026)	(5,099)
Other, net	(3,184)	(233)	(1,188)	(633)
Other income (expense), net	$(5,348)	$9,880	$(14,737)	$(13,804)

The reduction of the other income (expense), net, from $9.9 million for the three months ended July 2, 2005 to $(5.3) million for the three months ended July 1, 2006 was mainly attributable to the termination of the interest rate swap on the 10.375% Notes in the second quarter of fiscal 2006 offset by increased effectiveness of hedging of our foreign currency exposures. The other income (expense), net, from interest rate swap is related to the mark-to-market adjustment of the value of the interest rate swap on the 10.375% Notes. The increase of the other income (expense), net $9.9 million for the three month period ended July 2, 2005 was mainly due to the increased mark to market exposure on the interest rate swap on the 10.375% Notes as well as the additional expense associated with the interest rate swap from higher interest rate. The increase was offset by lower foreign exchange losses as a result of higher efficiency from the hedging programs.

Provision for Income Taxes (restated)

Although we recorded a consolidated loss before income taxes and cumulative effect of accounting change for the three and nine months ended July 1, 2006, we recorded a provision for income tax expense of $10.2 million and $3.8 million for the three and nine months ended July 1, 2006, respectively, resulting in an effective tax rate of (22.8)% and (3.3)%, for the three and nine months ended July 1, 2006, respectively, as operating losses from Sanmina-SCI and certain of our subsidiaries could not be net against  operating profits in other subsidiaries for income tax purposes. Additionally, because we believe it is more likely than not that we will not realize the tax benefit of carrying forward our net operating losses, we were not able to benefit from these losses and have provided a full valuation allowance against them.

The income tax expense for the nine months ended July 1, 2006 was net of a favorable income tax adjustment of $27.9 million relating to previously accrued income taxes that were reversed as a result of a settlement reached with the U.S. Internal Revenue Service. The settlement was in relation to certain U.S. tax audits. Notification of approval of the settlement by the Congressional Joint Committee on Taxation was received following the filing of the Company’s Annual Report on Form 10-K for fiscal 2005. The total adjustment to previously accrued income taxes was $64.0 million of which $27.9 million was recorded as an income tax benefit to earnings. The remaining $36.1 million was recorded as an adjustment to goodwill for pre-merger tax items associated with SCI Systems, a subsidiary of the Company.

For the three and nine months ended July 2, 2005, the effective tax rate was 311.8% and (60.7)%, respectively. The significant negative effective rate in fiscal 2005 was due primarily to the recording of a valuation allowance against certain deferred tax assets in the second quarter of fiscal 2005, the majority of which related to US operations.

Cumulative Effect of Accounting Change, Net of Tax (restated)

A one-time, non-cash benefit of approximately $5.7 million for estimated future forfeitures of restricted stock awards previously expensed was recorded as of the SFAS No. 123R implementation date and reported as a cumulative effect of accounting change, net of tax. Pursuant to APB No. 25, stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

Liquidity and Capital Resources

	Nine Months Ended
	July 1, 2006	July 2, 2005
	(Unaudited)
	(In thousands)
Net cash provided by (used in):
Continuing operations
Operating activities	$(213,685)	$240,895
Investing activities	(56,275)	(124,602)
Financing activities	(230,189)	(11,802)
Effect of exchange rate changes	(4,812)	(2,960)
Increase (decrease) in cash and cash equivalents	$(504,961)	$101,531

Cash, cash equivalents, and short-term investments were $563 million at July 1, 2006, a decrease of $562 million from $1.1 billion at October 1, 2005.

Net cash used in operating activities was $213.7 million for the nine months ended July 1, 2006. Net cash used for operating activities during the first nine months of fiscal 2006 was primarily due to an increase in inventory attributable to our efforts to drive materials loading to customer request dates to provide better product mix and upside flexibility for some of our long-term strategic customers. Additionally, the $84.6 million loss due to the extinguishment of the 10.375% Notes contributed to the decrease. Working capital was $1.5 billion and $1.7 billion as of July 1, 2006 and October 1, 2005, respectively.

Net cash used in investing activities was $56.3 million for the nine months ended July 1, 2006. Net cash used for investing activities during the first nine months of fiscal 2006 was primarily due to the purchase of approximately $104 million of additional property, plant and equipment in lower cost regions and payments of approximately $45 million for businesses acquired during the period, offset by approximately $75 million of proceeds from the sales and maturity of our short-term investments and $37 million of proceeds from the sale of property, plant and equipment.

Net cash used by financing activities was $230.2 million for the nine months ended July 1, 2006. Net cash used in financing activities during the first nine months of fiscal 2006 primarily related to the redemption of our 10.375% Senior Secured Notes of $851.5 million partially offset by proceeds from issuance of our 8.125% Notes due 2016 (net of issuance costs) of $587 million, receipt of $22.5 million in restricted cash associated with the termination of the interest rate swap related to the 10.375% Senior Secured Notes and proceeds of $12.8 million from the employee stock purchase plan and exercise of common stock options by our employees.

8.125% Senior Subordinated Notes. On February 15, 2006, we issued $600 million aggregate principal amount of 8.125% Senior Subordinated Notes due 2016 (the “8.125% Notes”). Interest is payable on the 8.125% Notes on March 1 and September 1 of each year, beginning on September 1, 2006.  The maturity date of the 8.125% Notes is March 1, 2016. Debt issuance costs of $12.9 million are included in prepaid expenses and other current assets and other non-current assets and amortized over the life of the debt as interest expense.

The 8.125% Notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior debt, as defined in the indenture under which the 8.125% Notes were issued.  The 8.125% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by substantially all of our domestic restricted subsidiaries (the “Guarantors”) for so long as those subsidiaries guarantee any of the Company’s other debt (other than unregistered senior debt and debt under the Company’s senior secured credit facility). The guarantees by the Guarantors under the 8.125% Notes may be released in certain circumstances described in the indenture if all of the 10.375% Notes (as defined below) are repurchased or redeemed. Notwithstanding the foregoing, Sanmina-SCI USA, Inc., a Delaware corporation, will continue to guarantee the 8.125% Notes and the 6.75% Senior Subordinated Notes for so long as it guarantees the 3% Convertible Subordinated Notes.

We may redeem the 8.125% Notes, in whole or in part, at any time prior to March 1, 2011, at a redemption price that is equal to the sum of (1) the principal amount of the 8.125% Notes to be redeemed, (2) accrued and unpaid interest on those 8.125% Notes to, but excluding, the redemption date and (3) a make-whole premium calculated in the manner specified in the Indenture for the 8.125% Notes.  We may redeem the 8.125% Notes, in whole or in part, beginning on March 1, 2011, at declining redemption prices ranging from 104.063% to 100% of the principal amount of the 8.125% Notes, plus accrued and unpaid interest to, but excluding, the redemption date, with the actual redemption price to be determined based on the date of redemption.  At any time prior to March 1, 2009, we may redeem up to 35% of the 8.125% Notes with the proceeds of certain equity offerings at a redemption price equal to 108.125% of the principal amount of the 8.125% Notes, plus accrued and unpaid interest to, but excluding, the redemption date, so long as after giving effect to any such redemption, at least 65% of the aggregate principal amount of the 8.125% Notes remains outstanding.

Following a change of control, as defined in the Indenture, we will be required to make an offer to repurchase all or any portion of the 8.125% Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.

The 8.125% Notes Indenture includes covenants that limit our ability and our restricted subsidiaries to, among other things: incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; create specified liens; sell assets; create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us; engage in transactions with affiliates; incur layered debt; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s assets.  The restrictive covenants are subject to a number of important exceptions and qualifications set forth in the Indenture for the 8.125% Notes.

The 8.125% Notes Indenture provides for customary events of default, including:

•      payment defaults;

•      breaches of covenants;

•      certain payment defaults at final maturity or acceleration of certain other indebtedness;

•      failure to pay certain judgments;

•      certain events of bankruptcy, insolvency and reorganization; and

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

6.75% Senior Subordinated Notes.   On February 24, 2005, we entered into an indenture among the Company, the Guarantors (as defined below) and U.S. Bank National Association, as trustee, or the 6.75% Notes Indenture, relating to the issuance by the Company of $400 million aggregate principal amount of our 6.75% Senior Subordinated Notes due 2013, or the 6.75% Notes, in a private placement to qualified investors. Interest is payable on the 6.75% Notes on March 1 and September 1 of each year, beginning on September 1, 2005. The maturity date of the 6.75% Notes is March 1, 2013. In June 2005, we completed an exchange offer pursuant to which substantially all of the 6.75% Notes were exchanged for notes registered under the Securities Act of 1933.  These notes evidence the same debt as the original 6.75% Notes and are issued and entitled to the benefits of the same indenture that governs the original the 6.75% Notes except that they are not subject to transfer restrictions.

The 6.75% Notes are unsecured and subordinated in right of payment to all of our existing and future senior debt as defined in the 6.75% Notes Indenture. The 6.75% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by substantially all of our domestic restricted subsidiaries, or the Guarantors, for so long as those subsidiaries guarantee any of our other debt (other than unregistered senior debt and debt under our senior secured credit facility). The guarantees by the Guarantors under the 6.75% Notes may be released in certain circumstances described in the indenture if all of the 10.375% Notes (as defined below) are repurchased or redeemed. Notwithstanding the foregoing, Sanmina-SCI USA, Inc., a Delaware corporation, will continue to guarantee the 8.125% Notes and the 6.75% Senior Subordinated Notes for so long as it guarantees the 3% Convertible Subordinated Notes.

We may redeem the 6.75% Notes, in whole or in part, at any time prior to March 1, 2009, at a redemption price that is equal to the sum of (1) the principal amount of the 6.75% Notes to be redeemed, (2) accrued and unpaid interest to, but excluding, the redemption date on those 6.75% Notes and (3) a make-whole premium calculated in the manner specified in the 6.75% Notes Indenture. We may redeem the 6.75% Notes, in whole or in part, beginning on March 1, 2009, at declining redemption prices ranging from 103.375% to 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, with the actual redemption price to be determined based on the date of redemption. At any time prior to March 1, 2008, we may redeem up to 35% of the 6.75% Notes with the proceeds of certain equity offerings at a redemption price equal to 106.75% of the principal amount of the 6.75% Notes, plus accrued and unpaid interest to, but excluding, the redemption date, so long as after giving effect to any such redemption, at least 65% of the aggregate principal amount of the 6.75% Notes remains outstanding.

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

The 6.75% Notes Indenture provides for customary events of default, including payment defaults, breaches of covenants, certain payment defaults at final maturity or acceleration of certain other indebtedness, failure to pay certain judgments, certain events of bankruptcy, insolvency and reorganization and certain instances in which a guarantee ceases to be in full force and effect. If any event of default occurs and is continuing, subject to certain exceptions, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 6.75% Notes may declare all the 6.75% Notes to be due and payable immediately, together with any accrued and unpaid interest, if any, to the acceleration date. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, such amounts with respect to the 6.75% Notes will be due and payable immediately without any declaration or other act on the part of the trustee or the holders of the 6.75% Notes.

8.125% and 6.75% Senior Subordinated Notes. On September 6, 2006, the Company completed its consent solicitation from the holders of its $400 million aggregate outstanding principal amount of 6.75% Notes and from the holders of its $600 million aggregate outstanding principal amount of 8.125% Notes. Holders of a majority of the outstanding aggregate principal amount of its 6.75% Notes and 8.125% Notes had submitted and not revoked letters of consent and the consent solicitation period had expired. Pursuant to the consent, the Company received a waiver, until December 14, 2006, of any default or event of default under the terms of the indentures governing such notes that may arise by virtue of the Company’s failure to file with the Securities and Exchange Commission and furnish to the trustee and holders of such notes certain reports required to be filed under the Securities Exchange Act of 1934. The Company incurred $12.5 million in aggregate consent fees. These fees have been capitalized and are being amortized over the the remaining life of the 6.75% and 8.125% Senior Subordinated Notes, respectively. The waiver for each series of notes became effective following the payment of the consent fee to each consenting holder of such series of notes, which the Company paid on September 11, 2006.

10.375% Senior Secured Notes due 2010. On December 23, 2002, we issued $750.0 million of 10.375% Senior Secured Notes due January 15, 2010 (the “10.375% Notes”) in a private placement to qualified investors as part of a refinancing transaction pursuant to which we also entered into a $275.0 million senior secured credit facility. On February 28, 2006, the Offer to Purchase and Consent Solicitation by the Company (the “Offer to Purchase”) for any or all of its $750 million 10.375% Notes expired. The total consideration was $1,103.17, which represented the present value of the remaining scheduled payments of principal and interest on the 10.375% Notes due on January 15, 2007 (which is the earliest redemption date for the 10.375% Notes) determined using a discount factor equal to the yield on the Price Determination Date of February 13, 2006 of the 3% U.S. Treasury Notes due December 31, 2006 plus 50 basis points and included a consent fee and accrued and unpaid interest. In conjunction with the offer, the Company solicited consents to proposed amendments to the indenture governing the 10.375% Notes, which eliminated substantially all of the restrictive covenants and certain events of default in the indenture.

The Company offered a consent payment (which is included in the total consideration described above) of $30.00 per $1,000 principal amount of 10.375% Notes to holders who validly tendered their 10.375% Notes and delivered their consents prior to the Consent Payment Deadline of February 13, 2006. Holders who tendered their 10.375% Notes after the Consent Payment Deadline but prior to the expiration date received total consideration referred to above, less the consent payment, plus accrued and unpaid interest to the payment date.

As a result of the Company’s offer to purchase the 10.375% Notes on January 31, 2006, the Company purchased approximately $721.7 million in aggregate principal.  All of the net proceeds of $587 million from the issuance of the 8.125% Notes, together with approximately $239.2 million cash on hand were used to repurchase the 10.375% Notes. Additionally, in connection with the termination of the interest rate swap related to the 10.375% Notes, the Company released $22.5 million in restricted cash.

On February 16, 2006, we called for redemption on March 20, 2006, (the “Redemption Date”) of all the remaining outstanding 10.375% Notes. The aggregate principal amount to be redeemed was approximately $28.3 million. The total consideration amount of $1,108.56 for each $1,000 principal amount was calculated based on the principal amount of the Notes, plus accrued and unpaid interest up to but excluding the redemption date, plus the make-whole premium totaling approximately $31.3 million. In the aggregate, the 10.375% Notes were redeemed in full on March 20, 2006, and no further interest was accrued.

We recorded a loss of approximately $84.6 million from the early extinguishment of the $750 million 10.375% Notes which is comprised of approximately $70.8 million of redemption premium, $2.2 million related to interest rate swap termination, $13.9 million unamortized finance fees relating to the 10.375% Notes and $0.9 million of tender expenses offset by $3.2 million unamortized gain from previously terminated swaps. The loss on debt extinguishment is included in other income (expense), net in the accompanying Consolidated Statements of Operations.

3% Convertible Subordinated Notes due 2007.  In March 2000, SCI Systems, Inc., one of our wholly owned subsidiaries (“SCI Systems”) issued $575.0 million aggregate principal amount of 3% Convertible Subordinated Notes due March 15, 2007 (“3% Notes”). Interest on the 3% Notes is payable semi-annually on each March 15 and September 15. In connection with the merger with SCI, we entered into a supplemental indenture with respect to the 3% Notes providing a guaranty for the 3% Notes and allowing for the conversion of the 3% Notes into shares of our common stock, at a conversion price of $41.35 per share, subject to adjustment in certain events. The 3% Notes are subordinated in right of payment to all existing and future senior debt, as defined, of Sanmina-SCI. The 3% Notes were redeemable at SCI’s option at any time on or after March 20, 2003, although there is no mandatory redemption prior to final maturity. During fiscal 2003, we repurchased approximately $50.0 million aggregate principal amount of our 3% Convertible Subordinated Notes due 2007 through unsolicited privately negotiated transactions.

On October 13, 2006, SCI Systems effected, in accordance with the terms thereof, the satisfaction and discharge of the Indenture (i.e. eliminated the Company’s obligation under the Indenture), dated as of March 15, 2000, by and between SCI Systems and The Bank of New York Trust Company, National Association, as trustee (as supplemented, the “Indenture”), pursuant to which SCI Systems issued its 3% Notes due 2007.  As a result, $532,875,000 in cash was deposited with the trustee, which amount is equal to the principal and interest due on the 3% Notes at maturity on March 15, 2007.  The net proceeds obtained from the Senior Unsecured Term Loan were used to effect the satisfaction and discharge of the 3% Notes.  Accordingly, the outstanding balance of the 3% Notes is included in long-term debt as of July 1, 2006.

Senior Credit Facility.  On October 26, 2004, we entered into a Credit and Guaranty Agreement (the “Original Credit Agreement”) providing for $500 million senior secured revolving credit facility with a $150 million letter of credit sub-limit. The senior secured credit facility provided for a maturity date of October 26, 2007. We entered into an Amended and Restated Credit and Guaranty Agreement, dated as of December 16, 2005, among us, certain of our subsidiaries, as guarantors, and the lenders that are parties thereto from time to time (the “Restated Credit Agreement”). The Restated Credit Agreement amended and restated the Original Credit Agreement among other things, to:

•      Extend the maturity date from October 26, 2007 to December 16, 2008;

•      Amend the leverage ratio;

•      Permit us and the guarantors to sell domestic receivables pursuant to factoring or similar arrangements if certain conditions are met; and

•      Revise the collateral release provisions.

All of our existing and future domestic subsidiaries guaranty the obligations under the Restated Credit Agreement, subject to some limited exceptions. Our obligations and the obligations of our subsidiaries under the credit facility are secured by: substantially all of our assets; substantially all of the assets of substantially all of our United States subsidiaries located in the United States; a pledge of all capital stock of substantially all of our United States subsidiaries; a pledge of 65% of the capital stock of certain of our and our United States subsidiaries’ first-tier foreign subsidiaries; and mortgages on certain domestic real estate.

The Restated Credit Agreement requires us to comply with a fixed charge coverage ratio and a ratio of total debt to earnings before income tax, depreciation and amortization (“EBITDA”). Additionally, the credit facility contains numerous affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the credit facility contains negative covenants limiting the ability of us and our subsidiaries, among other things, to incur debt, grant liens, make acquisitions, make certain restricted payments, sell assets and enter into sale and lease back transactions. The events of default under the credit facility include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events.

At any time the aggregate face amount of receivables sold by us and the guarantors together with any outstanding amounts exceeds the thresholds set forth in the Restated Credit Agreement, the revolving credit commitments for purposes of making loans and issuing letters of credit will be zero. The Restated Credit Agreement provides for the release of the security interests in our and the guarantors’ accounts receivable at such time as specified conditions are met, including that we have paid at least 85% of the original principal amount of our 10.375% Senior Subordinated Notes, the liens granted there under have been released and our credit ratings meet specified thresholds. The Restated Credit Agreement provides for the collateral (other than stock pledges and other collateral we request not to be released) to be released at such time as specified conditions are met, including that we have paid at least 85% of the principal amount of the SCI Systems 3% Convertible Subordinated Notes due 2007 and our credit ratings meet specified thresholds. If following the release of any portion of the collateral pursuant to the provisions of the credit agreement described above, our credit ratings fall below specified thresholds, then we are required to take such actions as are necessary to grant and perfect a security interest in the assets and properties that would at that time comprise the collateral if the relevant collateral documents were still in effect.

On June 30, 2006, we entered into an amendment to the Restated Credit Agreement related to accounts receivable which made some modifications to certain definitions and one of the negative covenants on liens.

On August 10, 2006, we entered into a Letter Waiver (“Credit Agreement with Waiver Letter”) with the lenders under its Restated Credit Agreement, which waiver was extended multiple times pursuant to a Letter Waiver Extension entered into most recently on December 7, 2006 (the “December Waiver”). Pursuant to the December Waiver, the lenders under the Restated Credit Agreement waived compliance by us with the requirements of the Restated Credit Agreement to deliver financial statements and the compliance certificate for the quarter ended July 1, 2006 and any cross defaults with other indebtedness that may arise from such failure through December 14, 2006.  The December Waiver provided the waiver termination date for the Credit Agreement Waiver Letter to December 14, 2006, provided, that if the required date of delivery of the financial statements for the fiscal quarter ended July 1, 2006 under our 8.125% Notes and 6.75% Notes has been extended (by waiver or otherwise) beyond December 14, 2006, the waiver terminates on the earlier of (i) March 31, 2007 and (ii) the third business day preceding the required date of delivery beyond December 14, 2006 for such financial statements as provided in the initial extension thereof by the respective requisite holders of such Notes.

In addition, the December Waiver waived compliance by us with the requirements of the Restated Credit Agreement to deliver financial statements, related reports, statements and a compliance certificate for the fiscal year ended September 30, 2006 and any cross defaults with other indebtedness that may arise from such failure through January 10, 2007, provided, that if the required date of delivery of the financial statements for the 2006 fiscal year under the Company’s 8.125% Notes and the 6.75% Notes has been extended (by waiver or otherwise) beyond January 10, 2007, the earlier of (i) March 31, 2007 or (ii) the third business day preceeding the required date of delivery beyond January 10, 2007 for such financial statements as provided in the initial extension thereof by the respective holders of such Notes. During the same period, the lenders waived compliance with certain conditions to extensions of credit under the Restated Credit Agreement.

After giving effect to the Credit Agreement Waiver Letter, we were in compliance with the covenants under the Restated Credit Agreement as of July 1, 2006.

Senior Unsecured Term Loan.  On October 13, 2006, we entered into a Credit and Guaranty Agreement (the “Credit Agreement”) providing for a $600.0 million senior unsecured term loan which matures on January 31, 2008.  We drew down the $600.0 million term loan simultaneously with the closing of the transaction.  A portion of the proceeds were used to effect the satisfaction and discharge of the 3% Notes.  We intend to use the remaining proceeds for working capital and general corporate purposes.

The loans will bear interest at our election at either the prime rate plus a margin or at an adjusted LIBOR rate plus a margin.  On the 181st day after closing, the margins with respect to all loans will increase by 0.5% for the remaining life of the loans.  Interest is payable quarterly in arrears with respect to prime rate loans. Interest is payable at the end of each interest period in the case of LIBOR rate loans depending on the Company’s election of the length of borrowing period (i.e. one month, three months or six months).  Principal, together with accrued and unpaid interest, is due at maturity.  In addition, we are required to make mandatory prepayments of principal with the net cash proceeds from the sale of certain assets and the incurrence of certain debt.

All of our existing and future domestic subsidiaries will guaranty the obligations under the Credit Agreement, subject to some limited exceptions.

The Credit Agreement contains affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations.  Further, the Credit Agreement contains negative covenants limiting our ability of and our subsidiaries, among other things, to incur debt, grant liens and make certain restricted payments.  The events of default under the Credit Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events.

Sale of Accounts Receivable.   On April 1, 2005, Sanmina-SCI UK Limited and Sanmina-SCI Hungary Electronics Limited Liability Company each a wholly-owned subsidiary of Sanmina-SCI (“Subsidiaries”), each entered into a Committed Account Receivable Purchase Agreement. These agreements have a term of one year and permit the Subsidiaries to sell specified accounts receivable to the bank from time to time.

On July 14, 2006, Sanmina-SCI UK Limited and Sanmina-SCI Hungary Electronics Limited Liability Company (each, a “Subsidiary”), wholly-owned subsidiaries, each entered into an Amended and Restated Committed Account Receivable Purchase Agreement (collectively, the “Receivables Agreements”) with Citibank International Plc (the “Bank”), amending and restating the original receivables agreements entered into on April 1, 2005. The Receivables Agreements permit the Subsidiaries to sell specified accounts receivable to the Bank from time to time with an aggregate purchase price under both Receivables Agreements of up to $150.0 million. The Receivables Agreement has a term expiring on July 14, 2007. Under the terms of the Receivables Agreements, either the Subsidiary party or the Bank may terminate the agreement by not less than 90 days prior written notice to the other party.

The purchase price for a receivable under a Receivables Agreement is equal to 95.5% of its face amount less a discount charge (based on LIBOR plus a spread) for the period from the date the receivable is sold to its maturity date; provided that such discount shall be adjusted from time to time as necessary so that the purchase price is at least equal to 95% of the face amount of the receivable sold. The Receivables Agreements provide for a facility fee based on the aggregate size of the facilities.

On September 23, 2005, our Subsidiaries in Hungary and Mexico entered into a Revolving Trade Receivables Purchase Agreement (the “Bank Receivables Agreement”) with banks and financial institutions (“the Purchasers”).  The Receivables Agreement has a term of two years and permit the Subsidiaries to sell specified accounts receivable to the Purchasers from time to time. The amount of the face/invoice amount of receivable sold to the Purchasers and outstanding may not exceed $100.0 million.  The Bank Receivables Agreement allows for the designation of additional subsidiaries and the increase of the aggregate investment limits of the Purchasers to up to $400.0 million, in each case subject to the satisfaction of the conditions set forth in the Bank Receivables Agreement including the agreement of the Purchasers to increase their respective investment limits.

On August 10, 2006, we entered into a Letter Waiver (the “Receivables Waiver Letter”) with the Purchasers under the Bank Receivables Agreement in which the waiver was extended pursuant to a Letter Waiver Extension entered into on October 5, 2006. Pursuant to the Receivables Waiver Letter, the purchasers under the Bank Receivables Agreement waived our compliance with the requirements of the Bank Receivables Agreement to deliver financial statements for the quarter ended July 1, 2006 and any cross defaults with other indebtedness that may arise from the failure to deliver such financial statements.  The waiver was granted for the period commencing on the date of the Receivables Agreement Waiver Letter through December 11, 2006.  During the same waiver period, the purchasers waived compliance with certain conditions to the sale of receivables under the Bank Receivables Agreement.

The waiver period under the Receivables Waiver Letter was further extended pursuant to a Letter Waiver Extension, dated December 7, 2006, so that the waiver extends through the later to occur of (i) December 14, 2006 and (ii) if the required date of delivery of the financial statements for the fiscal quarter ended July 1, 2006 under our 8.125% Notes and 6.75% Notes has been extended (by waiver or otherwise) beyond December 14, 2006, the third business day preceding the required date of delivery beyond December 14, 2006 for such financial statements as provided in the initial extension thereof by the respective requisite holders of such Notes, but in any event no later than March 31, 2007.

In addition, on December 8, 2006, the Company entered into a Letter Waiver with the purchasers under the Bank Receivables Agreement which waives compliance by the Company with the requirements of the Receivables Purchase Agreement to deliver financial statements and related reports for the fiscal year ended September 30, 2006 and any cross defaults with other indebtedness that may arise from such failure through the later to occur of (i) January 10, 2007 and (ii) the earlier of (A) March 31, 2007 and (B) if the required date of delivery of the financial statements for the Company’s fiscal year ended September 30, 2006 under the Company’s 8.125% Notes and 6.75% Notes has been extended (by waiver or otherwise) beyond January 10, 2007, the third business day preceeding the required date of delivery beyond January 10, 2007 for such financial statements as provided in the initial extension thereof by the respective holders of such Notes. During the same waiver period, the purchasers waived compliance with certain conditions to the sale of receivables under the Bank Receivables Agreement.

On September 26, 2006, our Subsidiaries in Hungary and Mexico entered into a Amended and Restated Revolving Trade Receivables Purchase Agreement (the “Bank Receivables Agreement”) with banks and financial institutions (the “Purchasers”), amending and restating the original agreement entered into on September 23, 2005.  The Bank Receivables Agreement has a term of two years and permits the Subsidiaries to sell specified accounts receivable to the Purchasers from time to time. The amount of the face/invoice amount of receivable sold to the Purchasers and outstanding may not exceed $242.5 million.  The Bank Receivables Agreement allows for the designation of additional subsidiaries and the increase of the aggregate investment limits of the Purchasers to up to $400.0 million, in each case subject to the satisfaction of the conditions set forth in the Bank Receivables Agreement including the agreement of the Purchasers to increase their respective investment limits.

The purchase price for a receivable under the Bank Receivables Agreement ranges from 95% to 100% of its invoice/face amount. The selling Subsidiaries pay the Purchasers interest during the period from the date the receivable is sold to its maturity date. The Bank Receivables Agreement provide for a commitment fee based on the unused portion of the facility.

The obligations of the Subsidiaries under the Receivables Agreements and the Bank Receivables Agreements are guaranteed by us. Each Subsidiary has provided a lien in favor of the Bank or Purchasers, as applicable, in the account in which the proceeds of the sold receivables are remitted.

Accounts receivable sales under these agreements was $1.5 billion in the aggregate through July 1, 2006. Receivables sold under the Receivables Agreements and Bank Receivables Agreement are subject to certain limited recourse provisions. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability,” accounts receivable sold will be removed from the Consolidated Balance Sheet and will be reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. As of July 1, 2006, $299.0 million of sold accounts receivable remain subject to certain recourse provisions. We have not experienced any credit losses under these recourse provisions. The amounts of discount charge recorded during the periods were not material to the financial statements.

As of  July 1, 2006 we have no other term loans compared to October 1, 2005, where we had $1.3 million of other term loans at interest rates that fluctuate.

On November 16, 2006, we announced two strategic decisions: to realign our ODM activities to focus on joint development manufacturing and to create a more seperable personal and business computing business unit. We also announced that we may further consolidate operations in higher-cost geographies to further enhance profitability. We expect to record additional charges that are currently not estimable, related to these anticipated actions during fiscal year 2007.

As discussed in the risk factor “We are involved in investigations of our historical stock option grant practices”, the Company has incurred significant costs associated with this investigation.

Risk Factors Affecting Operating Results

The Special Committee investigation, our internal review of our historical financial statements, the restatement of our consolidated financial statements, investigations by the SEC and related events have had, and will continue to have, an adverse effect on us.

In May 2006, we were contacted by the SEC with respect to our stock option practices.  As a result, our Board of Directors created a Special Committee of independent disinterested directors to conduct a comprehensive review of grants of stock options and restricted stock.  The Special Committee determined that the measurement date used by the company for accounting purposes (the “Record Date”) for most of the options and restricted stock issued by the company from January 1997 to June 2006 did not correspond to the closing price of our common stock on the appropriate measurement date.  In nearly all such cases, the Record Date preceded the appropriate measurement date and the stock price on the Record Date was lower than the price on the appropriate measurement date. Because our stock price on the Record Dates was lower than the price on the appropriate measurement date, we determined we should have recognized material amounts of stock-based compensation expense that was not accounted for in our previously issued financial statements. Therefore, on September 11, 2006, our Board of Directors concluded that our financial statements for the fiscal years ended 2003, 2004 and 2005, the interim periods contained therein, the fiscal quarters ended December 31, 2005 and April 1, 2006, and all earnings and press releases and similar communications issued by us relating to periods commencing on September 29, 2002 should no longer be relied upon because those financial statements will be restated.

In assessing how the errors relating to stock option accounting occurred, the Special Committee’s investigation report identified concerns with respect to the actions of two former executives who were each involved in the authorization, recording and reporting of stock option grants, restricted stock and stock option modifications related to employee terminations.   In addition, the investigation report also identified deficiencies in internal controls, including the process of preparing and retaining accurate documentation relating to our stock option plan administration activities.

As a result of the events described above, we have become subject to the following significant risks.  Each of these risks could have an adverse effect on our business, financial condition and results of operations:

•      we are subject to significant pending civil litigation, including shareholder class action lawsuits and derivative claims made on behalf of us, the defense of which will require us to devote significant management attention and to incur significant legal expense and which litigation, if decided against us, could require us to pay substantial judgments, settlements or other penalties;

•      we are subject to an ongoing informal investigation by the SEC which could require significant management time and attention and cause us to incur significant accounting and legal expense and which could require us to pay substantial fines or other penalties;

•      we are subject to the risk of additional litigation and regulatory proceedings or actions;

•      many members of our senior management team and our Board of Directors have been and will be required to devote a significant amount of time on matters relating to the continuing informal SEC investigation, the restatement, our outstanding periodic reports, remedial efforts and related litigation; and

•      we have been unable to remain current with the filing of our periodic reports with the SEC and our efforts to become current will require substantial management time and attention as well as additional accounting and legal expense.

In addition, due to our failure to timely file our quarterly report on Form 10-Q for the quarter ended July 1, 2006, we were not in compliance with certain covenants under the indentures for our outstanding senior subordinated notes and obtained a waiver, until December 14, 2006, of any default or event of default that arose or may arise by virtue of our failure to file with the SEC and furnish to the trustee and holders of notes, certain reports required to be filed by us under the Securities Exchange Act of 1934.  We believe that, upon the filing of this Form 10-Q for the three months ended July 1, 2006, we will be in compliance with these covenants under the indentures for the notes.  However, if we are unable to file reports in the future, we may again be out of compliance with covenants in the indentures for our senior subordinated notes and may be required to solicit the consent of the note holders and to pay a substantial consent fee in connection with these consents.

We are exposed to general market conditions in the electronics industry which could have a material adverse impact on our business, operating results and financial condition.

As a result of the downturn in the electronics industry, demand for our manufacturing services declined significantly during our 2001, 2002, and 2003 fiscal years. The decrease in demand for manufacturing services by OEMs resulted primarily from reduced capital spending by communications service providers. Consequently, our operating results were adversely affected as a result of the deterioration in the communications market and the other markets that we serve. Although we have begun to see evidence of a recovery in several markets that we serve, if capital spending in these markets does not continue to improve, or improves at a slower pace than we anticipate, our revenue and profitability will be adversely affected. As many of these markets have recovered, OEMs have continued to be highly sensitive to costs and have continued to place pressure on EMS companies to minimize costs. This will likely result in continued significant price competition among EMS companies, and this competition will likely continue to affect our results of operations. In addition, OEM customers are increasingly requiring us and other EMS companies to move production of their products to lower-cost locations and away from high cost locations such as the United States and Western Europe. As a result, we have had to close facilities in the United States and Europe and incur costs for facility closure, employee severance and related items. We may need to close additional facilities and incur related closure costs in future fiscal periods.

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

Before the economic downturn in the communications sector and before our merger with SCI Systems, Inc., sales of our services to OEMs in the communications sector accounted for a substantially greater portion of our net sales and earnings than in recent periods. As a result of reduced sales to OEMs in the communications sector, our gross margins have declined because the services that we provided to these OEMs often were more complex, thereby generating higher margins than those that we provided to OEMs in other sectors of the electronics industry. For example, a substantial portion of our net sales are currently derived from sales of personal computers. Margins on personal computers are typically lower than margins that we have historically realized on communication products. OEMs are continuing to seek price decreases from us and other EMS companies and competition for this business remains intense. Pricing pressure is typically more intense for less complex, lower margin EMS services. Pricing pressure on EMS companies continues to be strong and there continues to be intense price competition for EMS services. This price competition has affected, and could continue to adversely affect, our gross margins. If demand for our higher-end, higher margin manufacturing services does not improve in the future, our gross margins and operating results in future periods may be adversely affected.

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

A portion of our operating expenses is relatively fixed in nature, and planned expenditures are based in part on anticipated orders, which are difficult to estimate. If we do not receive anticipated orders as expected, our operating results will be adversely impacted. Moreover, our ability to reduce our costs as a result of current or future restructuring efforts may be limited because consolidation of operations can be costly and a lengthy process to complete.

We have identified a material weakness in our internal controls over financial reporting that could cause investors to lose confidence in the reliability of our financial statements and result in a decrease in the value of our securities.

Due to the errors relating to our stock option administration practices and stock option accounting, management has identified a material weakness in our system of internal controls in connection with our accounting for stock-based compensation. In addition, due to the identification of a material weakness in internal control over financial reporting related to our accounting for stock-based compensation as described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2006 our disclosure controls and procedures were not effective.

In the future, we will need to continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations and there could be a material adverse effect on the price of our securities.

Through the nine month period ended July 1, 2006, we expended significant resources in connection with the Section 404 process. In future periods, we will likely continue to expend substantial amounts in connection with the Section 404 process and with ongoing evaluation of, and improvements and enhancements to, our internal control over financial reporting. These expenditures may make it difficult for us to control or reduce the growth of our selling, general and administrative expenses, which could adversely affect our results of operations and the price of our securities.

Adverse changes in the key end markets we target could harm our business.

We provide EMS services for companies that sell products in the communications, computing and storage, multimedia, industrial and semiconductor systems, defense and aerospace, medical and automotive sectors of the electronics industry. Adverse changes in these markets can reduce demand for our customers’ products and make these customers more price sensitive, either of which could adversely affect our business and results of operations.

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

We generally do not obtain long-term volume purchase commitments from customers and, therefore, cancellations, reductions in production quantities and delays in production by our customers could adversely affect our operating results.

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

Sales to our ten largest customers accounted for 61.6% of our net sales during the first nine months of fiscal 2006 and sales to two customers accounted for more than 10% of our net sales for that period. We depend on the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycles, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in their business, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could adversely affect our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would adversely affect our operating results.

If our business declines or improves at a slower pace than we anticipate, we may further restructure our operations, which may adversely affect our financial condition and operating results.

We have incurred approximately $243.2 million of restructuring costs associated with our phase 3 plan. We incurred approximately 86% of the charges as cash charges and approximately 14% as non-cash charges. We anticipate incurring additional restructuring charges in fiscal 2007 under our phase 3 restructuring plan. We cannot be certain as to the actual amount of these restructuring charges or the timing of their recognition for financial reporting purposes. Additionally, On November 16, 2006, we announced two strategic decisions: to realign our ODM activities to focus on joint development manufacturing and to create a more seperable personal and business computing business unit. We also announced that we may further consolidate operations in higher-cost geographies to further enhance profitability. We expect to record additional charges that are currently not estimable, related to these anticipated actions during fiscal year 2007. We may need to take additional restructuring charges in the future if our business declines or improves at a slower pace than we anticipate or if the expected benefits of recently completed and currently planned restructuring activities do not materialize. These benefits may not materialize if we incur unanticipated costs in closing facilities or transitioning operations from closed facilities to other facilities or if customers cancel orders as a result of facility closures. If we are unsuccessful in implementing our restructuring plans, we may experience disruptions in our operations and higher ongoing costs, which may adversely affect our operating results.

We are subject to intense competition in the EMS industry, and our business may be adversely affected by these competitive pressures.

The EMS industry is highly competitive. We compete on a worldwide basis to provide electronics manufacturing services to OEMs in the communications, personal and business computing, enterprise computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical and automotive industries. Our competitors include major global EMS providers such as Celestica, Inc., Flextronics International Ltd., Hon Hai (FoxConn), Jabil Circuit, Inc., and Solectron Corporation, as well as other EMS companies that have a regional or product, service or industry specific focus. Some of these companies have greater manufacturing and financial resources than we do. We also face competition from current and potential OEM customers, who may elect to manufacture their own products internally rather than outsource the manufacturing to EMS providers.

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

In addition, the electronics industry became subject to the European Union’s Restrictions of Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment, or WEEE, directives which took effect beginning in 2005 and continuing in 2006. Parallel initiatives are being proposed in other jurisdictions, including several states in the United States and the Peoples’ Republic of China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. We are in the process of making our manufacturing process RoHs compliant. In the case of WEEE, the compliance responsibility rests primarily with OEMs rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations. In the event we are not able to make our manufacturing obligations fully RoHS compliant by the applicable deadlines, we could be unable to certify compliance to our customers and could incur substantial costs, including fines and penalties, as well as liability to our customers. In addition, we may incur costs related to inventories containing restricted substances that are not consumed by the RoHS effective dates.

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

We are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws as well as other factors. For example, as a result of our continuous migration of certain operating activities from high-cost to low-cost regions, we determined during the second fiscal quarter of 2005 that it was more likely than not that certain of our deferred tax assets primarily relating to our U.S. operations would not be realized. As a result of this analysis, during the second quarter of fiscal 2005, we recorded an increase in our deferred tax asset valuation allowance of $349.3 million (restated) in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109). Our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions which could affect our operating results.

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

We conduct our international operations primarily in Asia, Latin America, Canada and Europe and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 74.9% of our net sales from non-U.S. operations during the nine months ended July 1, 2006, and a significant portion of our manufacturing material was provided by international suppliers during this period. During fiscal 2005, we generated 76.2% of our net sales from non-U.S. operations. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

•     the imposition of government controls;

•     export license requirements;

•     political and economic instability, including armed conflicts;

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

We manufacture products to our customers’ specifications, and in some cases our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, medical devices that we manufacture, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the Food and Drug Administration. In addition, our customers’ products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we manufacture or design may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements. In addition, we are also involved in product and component design, and as we seek to grow our original design manufacturer business, this activity as well as the risk of design defects will increase. Defects in the products we manufacture or design may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or design or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in liability claims against us. The magnitude of such claims may increase as we expand our medical, automotive, and aerospace and defense manufacturing services because defects in medical devices, automotive components, and aerospace and defense systems could seriously harm users of these products. Even if our customers are responsible for the defects, they may not, or may not have the resources to, assume responsibility for any costs or liabilities arising from these defects.

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

We seek to mitigate default risk by investing in high quality credit securities and by positioning our investment portfolio to respond to a significant reduction in credit rating of any investment issuer, guarantor or depository. We seek to mitigate market risk by limiting the principal and investment term of funds held with any one issuer and by investing funds in marketable securities with active secondary or resale markets. As of July 1, 2006, we had no cash equivalents or short-term investments.

We have issued the 6.75% Notes with a principal balance of $400.0 million due in 2013. We entered into interest rate swap transactions with independent third parties to effectively convert the fixed interest rate to a variable rate. The swap agreements, which expire in 2013, are accounted for as fair value hedges under SFAS No. 133. The aggregate notional amount of the combined swap transactions is $400.0 million. Under the terms of the swap agreements, we pay the independent third parties an interest rate equal to the six-month LIBOR rate plus a spread ranging from 2.214% to 2.250%. In exchange, we receive a fixed rate of 6.75%. At July 1, 2006 and October 1, 2005, $28.9 million and $10.6 million respectively, has been recorded in other long-term liabilities to record the fair value of the interest rate swap transactions, with a corresponding decrease to the carrying value of the 6.75% Notes on the Condensed Consolidated Balance Sheets.

As of July 1, 2006, we have $1.4 million of other term loans at interest rates that fluctuate. The average interest rates for the nine month period ended July 1, 2006 was 5.25%.

Foreign Currency Exchange Risk

We transact business in foreign countries. Our primary foreign currency cash flows are in certain Asian and European countries, Australia, Brazil, Canada, and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less. At July 1, 2006 and October 1, 2005, we had forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $323.3 million and $519.9 million, respectively. The net unrealized loss on the contracts at July 1, 2006 is not material and is recorded in accrued liabilities on the Condensed Consolidated Balance Sheets. Market value gains and losses on forward exchange contracts are recognized in the Condensed Consolidated Statement of Operations as offsets to the exchange gains and losses on the hedged transactions. The impact of these foreign exchange contracts was not material to the results of operations for the nine months ended July 1, 2006 and July 2, 2005.

We also utilize foreign currency forward and option contracts to hedge certain forecasted foreign currency sales and cost of sales (“cash flow hedges”) and these contracts typically expire within 12 months. Gains and losses on these contracts related to the effective portion of the hedges are recorded in other comprehensive income until the forecasted transactions occur. Gains and losses related to the ineffective portion of the hedges are immediately recognized in the Consolidated Statements of Operations. At July 1, 2006, we had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $43.0 million. The net unrealized gain on the contracts at July 1, 2006 is not material and is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The impact of these foreign exchange forward and option contracts was not material to the results of operations for the nine months ended July 1, 2006 and July 2, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered in this report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) and determined that, as a result of the material weakness in internal control over financial reporting described below, as of July 1, 2006 our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms.

In November 2006, we identified a material weakness in our internal control over financial reporting as of July 1, 2006.  The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of July 1, 2006, the Company identified a material weakness comprised of the following internal control deficiencies:

•      Inadequate segregation of responsibilities and oversight between the compensation administration function and stock administration function, each of which were administered outside of the oversight of the finance organization;

•      Inadequate supervision and training for personnel involved in the stock option granting process;

•      Inadequate policies and procedures regarding maintenance of records supporting the granting activities, grant date, and authorization of equity based transactions; and

•      Inadequate documentation of stock option granting procedures and practices, inadequate policies and procedures to address the determination of the measurement date and exercise price of equity awards, and inadequate policies to identify the individuals who have authority to grant equity awards.

As a result of the material weakness described above, errors were made in the accounting for equity based awards. As a result of these errors, the Company is restating previously issued financial statements (Refer to Footnote 1 to the Condensed Consolidated Financial Statements).

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our third quarter of fiscal 2006, identified in connection with the aforementioned evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to July 1, 2006, our Board of Directors approved additional control procedures to remediate the material weakness, and we have since commenced the remediation efforts.  The actions approved by our Board of Directors include:

•      Establishing fixed dates for the granting of all equity-based awards.

•      Segregating and reassigning responsibilities relating to compensation administration and stock administration, each of which were previously administered outside of the oversight of the finance organization. The stock administration program will be administered and managed by the Finance department.

•      Creation and implementation of formal, documented stock option grant procedures and practices such as establishing and documenting the authority to grant stock options, protocols in regards to establishing the effective date and exercise price of options.

•      Establishment of additional education and training for personnel and directors in areas associated with the stock option granting processes and other compensation practices to increase competency levels of the personnel involved.

•      Ensuring that the actions taken by the Compensation Committee are accurately documented and reported to the Board of Directors in a timely manner.

•      Requiring documented, verifiable evidence of the date of approval for routine new hire, promotion and certain discretionary grants and mandating approval of the Compensation Committee prior to issuance of all other grants.

Inherent Limitations of Disclosure Controls and Internal Control Over Financial Reporting

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a so-called “nominal defendant” party to multiple shareholder derivative lawsuits that were filed following our June 9, 2006 announcement that we had initiated an internal inquiry into our historical stock option grant practices.  In particular, five separate shareholder derivative actions have been filed and consolidated into a single proceeding pending in the United States District Court for the Northern District of California, captioned In re Sanmina-SCI Corporation Derivative Litigation, Master File No. C-06-3783-JF.  The first of these consolidated actions was filed June 15, 2006.  A consolidated complaint was filed on October 30, 2006.  In addition, three related shareholder derivative actions have been filed in Superior Court for the State of California, County of Santa Clara.  These three actions, captioned Salehinasab v. Sola, et al., Case No. 1-06-CV-071786 (filed September 25, 2006); Bahnmiller v. Sola, et al., Case No. 1-06-CV-074989 (filed November 17, 2006); and Judd v. Sola, et al., Case No. 1-06-CV-075019 (filed November 17, 2006), have not yet been consolidated although we expect that they will be.

In all of these actions, the derivative plaintiffs allege that they are our shareholders and purport to bring the actions on our behalf and for our benefit.  This is why we are a “nominal defendant” party to each of these actions; however, no relief is sought against us in these lawsuits.  While the list of defendants varies from action to action, 27 different current and former directors and officers have been named as defendants in one or more of the actions.  The defendants include Rick Ackel, Samuel Altschuler, John Bolger, Neil R. Bonke, Stephen F. Bruton, Michael J. Clarke, Alain A. Couder, Randy W. Furr, Steven H. Jackman, Elizabeth J. Jordan, Michael Landy, Christopher D. Mitchell, Eric Naroian, Hari Pillai, Carmine Renzulli, Mario M. Rosati, A. Eugene Sapp, Jr., Joseph Schell, Wayne Shortridge, Peter J. Simone, Jure Sola, Michael Sparacino, Michael Sullivan, Jacquelyn M. Ward, David White, Bernard Whitney and Dennis Young.  The derivative plaintiffs allege generally that the individual defendants manipulated the grant dates of our stock options between 1995 and 2006, allegedly in breach of duties owed to us and our shareholders, causing us to report our financial results inaccurately and resulting in harm to us.  Plaintiffs seek money damages against the individual defendants, an accounting for damages allegedly caused by the individual defendants, disgorgement of profits allegedly improperly obtained by the defendants, and various other types of equitable and injunctive relief.  In August 2006, our Board of Directors created a Special Litigation Committee comprised of directors Alain A. Couder and Peter J. Simone, and vested that committee with the full authority on our behalf to investigate the claims asserted by the derivative plaintiffs, and to determine what action should be taken with respect to the shareholder derivative actions including without limitation whether we should pursue claims against the named defendants or other persons.  The Special Litigation Committee’s investigation is ongoing.  We intend to ask both the federal and state courts to stay the derivative plaintiffs’ prosecution of the shareholder derivative lawsuits to permit the Special Litigation Committee reasonable time to consider the matters alleged by the derivative plaintiffs and to determine appropriate action in response to the lawsuits.  Although we believe the stay motion to be well founded, there can be no assurance that the courts will grant our motions.  While the shareholder derivative lawsuits do not seek remedies against us, we do owe certain indemnification obligations to our current and former directors, officers and employees involved with the stock option-related proceedings, particularly to the extent that individuals are found not to have engaged in any wrongdoing.  We cannot currently predict whether the shareholder derivative lawsuits will result in any material net recovery for us.

Additionally, we are aware that both the Securities and Exchange Commission and United States Attorney for the Northern District of California are conducting inquiries into our historical stock option grant practices.  We have received an informal request for documents and other information from the Securities and Exchange Commission and a grand jury subpoena from the United States Attorney.  We are cooperating fully with both investigations.

In addition, we are a party to certain legal proceedings that have arisen in the ordinary course of our business. We believe that the resolution of these proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits

(a)   Exhibits

Refer to item (c) below.

(c)   Exhibits

Exhibit Number	Description
3.2	Amendments to Articles of Incorporation or Bylaws
4.1 (1)	Amendment and Restated Credit and Guaranty Agreement, dated as of December 16, 2005.
4.1.1

Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement, dated as of June 30, 2006, made by the Registrant, certain Subsidiaries of the Registrant thereto, the Guarantors, the Lenders party thereto, Citibank, N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent.

4.1.2

Amendment No. 2 and Waiver to Amended and Restated Credit and Guaranty Agreement, dated as of October 13, 2006, made by the Registrant, each of the subsidiaries of the Registrant listed on the signature pages thereto, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent.

4.1.3	Letter Waiver, dated as of August 10, 2006, among the Registrant, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent.
4.1.4	Letter Waiver, dated as of August 31, 2006, among the Registrant, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent.
4.1.5

Letter Waiver and Letter Waiver Extension No. 2, dated as of December 7, 2006, among the Registrant, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

4.2

Credit and Guaranty Agreement, dated as of October 13, 2006, entered into by and among the Registrant, certain subsidiaries of the Registrant as guarantors, the lenders from time to time party thereto, Citibank, N.A., as Syndication Agent, Deutsche Bank AG Cayman Islands Branch, as Documentation Agent, Banc of America Securities LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Joint Book Managers and Joint Lead Arrangers, and Bank of America, N.A., as Administrative Agent

10.55.1	Amended and Restated Committed Account Receivable Purchase Agreement, dated as of July 14, 2006, between Sanmina-SCI UK Limited and Citibank International Plc.*
10.56.1	Amended and Restated Committed Account Receivable Purchase Agreement, dated as of July 14, 2006, between Sanmina-SCI Hungary Electronics Limited Liability Company and Citibank International Plc.*
10.57.1

Letter Waiver, dated as of August 10, 2006, among the Registrant, Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft, Sanmina-SCI Systems de Mexico, S.A. de C.V., Sanmina-SCI UK Ltd. and Deutsche Bank AG New York Branch, as Administrative Agent and Purchaser

10.57.2

Letter Waiver Extension, dated as of October 5, 2006, among the Registrant, Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft, Sanmina-SCI Systems de Mexico, S.A. de C.V., Sanmina-SCI UK Ltd. and Deutsche Bank AG New York Branch, as Administrative Agent and Purchaser

10.57.3

Letter Waiver Extension, dated as of December 7, 2006, among the Registrant, Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft, Sanmina-SCI Systems de Mexico, S.A. de C.V., Sanmina-SCI UK Ltd. and Deutsche Bank AG New York Branch, as Administrative Agent and Purchaser

10.57.4

Letter Waiver, dated as of December 8, 2006, among the Registrant, Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft, Sanmina-SCI Systems de Mexico, S.A. de C.V., Sanmina-SCI UK Ltd. and Deutsche Bank AG New York Branch, as Administrative Agent and Purchaser

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

(1) Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on December 22, 2005.

SANMINA-SCI CORPORATION

SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANMINA-SCI CORPORATION
(Registrant)

	By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer

Date: December 13, 2006

	By:	/s/ DAVID L. WHITE
David L. White
Executive Vice President and
Chief Financial Officer

Date: December 13, 2006

EXHIBIT INDEX

Exhibit Number	Description
3.2	Amendments to Articles of Incorporation or Bylaws
4.1 (1)	Amendment and Restated Credit and Guaranty Agreement, dated as of December 16, 2005.
4.1.1

Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement, dated as of June 30, 2006, made by the Registrant, certain Subsidiaries of the Registrant thereto, the Guarantors, the Lenders party thereto, Citibank, N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent.

4.1.2

Amendment No. 2 and Waiver to Amended and Restated Credit and Guaranty Agreement, dated as of October 13, 2006, made by the Registrant, each of the subsidiaries of the Registrant listed on the signature pages thereto, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent.

4.1.3	Letter Waiver, dated as of August 10, 2006, among the Registrant, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent.
4.1.4	Letter Waiver, dated as of August 31, 2006, among the Registrant, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent.
4.1.5

Letter Waiver and Letter Waiver Extension No. 2, dated as of December 7, 2006, among the Registrant, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

4.2

Credit and Guaranty Agreement, dated as of October 13, 2006, entered into by and among the Registrant, certain subsidiaries of the Registrant as guarantors, the lenders from time to time party thereto, Citibank, N.A., as Syndication Agent, Deutsche Bank AG Cayman Islands Branch, as Documentation Agent, Banc of America Securities LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Joint Book Managers and Joint Lead Arrangers, and Bank of America, N.A., as Administrative Agent

10.55.1	Amended and Restated Committed Account Receivable Purchase Agreement, dated as of July 14, 2006, between Sanmina-SCI UK Limited and Citibank International Plc.*
10.56.1	Amended and Restated Committed Account Receivable Purchase Agreement, dated as of July 14, 2006, between Sanmina-SCI Hungary Electronics Limited Liability Company and Citibank International Plc.*
10.57.1

Letter Waiver, dated as of August 10, 2006, among the Registrant, Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft, Sanmina-SCI Systems de Mexico, S.A. de C.V., Sanmina-SCI UK Ltd. and Deutsche Bank AG New York Branch, as Administrative Agent and Purchaser

10.57.2

Letter Waiver Extension, dated as of October 5, 2006, among the Registrant, Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft, Sanmina-SCI Systems de Mexico, S.A. de C.V., Sanmina-SCI UK Ltd. and Deutsche Bank AG New York Branch, as Administrative Agent and Purchaser

10.57.3

Letter Waiver Extension, dated as of December 7, 2006, among the Registrant, Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft, Sanmina-SCI Systems de Mexico, S.A. de C.V., Sanmina-SCI UK Ltd. and Deutsche Bank AG New York Branch, as Administrative Agent and Purchaser

10.57.4

Letter Waiver, dated as of December 8, 2006, among the Registrant, Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft, Sanmina-SCI Systems de Mexico, S.A. de C.V., Sanmina-SCI UK Ltd. and Deutsche Bank AG New York Branch, as Administrative Agent and Purchaser

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

(1) Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on December 22, 2005.