Form 10-K
period 2006-09-30
SANMINA-SCI CORP
filed 2007-01-03
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated or, a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The aggregate value of Common Stock held by non-affiliates of the Registrant was approximately $1,901,529,804 as of March 31, 2006 based upon the average of Registrant’s Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of December 1, 2006, the Registrant had outstanding 531,606,934 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of stockholders to be held on February 26, 2007 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Explanatory Note

In this comprehensive Form 10-K, we are restating our consolidated financial statements and related disclosure for the fiscal years ended October 1, 2005 and October 2, 2004. We are also restating the pro forma disclosures for stock-based compensation expense required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” included in Note 12 to the Consolidated Financial Statements. This Form 10-K also reflects the restatement of Selected Consolidated Financial Data for the fiscal years ended 2005, 2004, 2003, and 2002, in Item 6. Furthermore, under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of Operations”, we have included restated financial information for each affected quarter during fiscal 2005 and 2006.

For more information regarding the investigation and findings relating to stock option practices and the restatement of stock-based compensation and other items, please refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of the Notes to Consolidated Financial Statements—“Restatement of Consolidated Financial Statements”. For more information regarding the investigation and findings relating to stock option practices and the restatement and our remedial measures, refer to Item 9A, “Controls and Procedures”.

We have not amended any of our other previously filed annual reports on Form 10-K for the periods affected by the restatement. For this reason, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

We manufacture products in 18 countries on five continents. We seek to locate our facilities near our customers and our customers’ end markets in major centers for the electronics industry or in lower cost locations. Many of our plants located near customers and their end markets are focused primarily on final system assembly and test, while our plants located in lower cost areas engage primarily in high volume, less complex component and subsystem manufacturing and assembly.

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

•       expertise in serving diverse end markets; and

•       experienced management team.

Our business strategy enables us to win large outsourcing programs from leading multinational OEMs. Our customers primarily consist of OEMs that operate in a range of industries. Our top customers include: Alcatel, S.A., Applied Materials, Inc., Cisco Systems, EchoStar Communications Corporation, Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”), Koninklijke Philips Electronics NV, Lenovo Group, Ltd. (“Lenovo”), LSI Logic Corporation, Nokia Corp, Nortel Networks, Roche Diagnostics Operations, Inc., Sun Microsystems, Telefonaktiebolaget LM Ericsson, and Tellabs, Inc.

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

Competitive Overview

We offer our OEM customers end-to-end services that span the entire product life cycle:

Competitive Strengths

We believe that our competitive strengths differentiate us from our competitors and enable us to better serve the needs of OEMs. Our competitive strengths include:

•       End-to-End Services.   We provide services throughout the world to support our customers’ products during their entire life cycle, from product design and engineering, through volume manufacturing, to direct order fulfillment and after-market product service and support. We believe that our end-to-end services are more comprehensive than the services offered by our competitors because of our focus on adding value before and after the actual manufacturing of our customers’ products. Our end-to-end services enable us to provide our customers with a single source of supply for their EMS needs, reduce the time required to bring products to market, lower product costs and allow our customers to focus on those activities in which they expect to add the highest value. We believe that our end-to-end services allow us to develop closer relationships with our customers and more effectively compete for their future business.

•       Product Design and Engineering Resources.   We provide product design and engineering services to produce advanced electronic systems for both custom and standard designs. Our global design and engineering teams include approximately 600 designers and engineers located in 19 design and new product introduction centers in 11 countries. Our designers and engineers work closely with our customers to develop new products and manage products throughout their life cycles. Our design centers provide both hardware and software engineering services for a range of product technologies, including high-speed digital, analog, radio frequency, wireless, optical and electro-mechanical technologies. We also provide component-level design services in connection with our vertically integrated volume manufacturing services, including the design of complex printed circuit boards and printed circuit board assemblies, backplanes and backplane assemblies, enclosures, cable assemblies and modular memory solutions.

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

•       Global Capabilities.   Most of our customers compete and sell their products on a global basis. As such, they require global solutions that include regional manufacturing for selected end markets, especially when time to market, local manufacturing or content and low cost solutions are critical objectives. Our global network of facilities in 18 countries provides our customers a combination of sites to maximize both the benefits of regional and low cost manufacturing. To manage and coordinate our global operations, we employ an enterprise-wide software system that operates on a single IT platform and provides us with company-wide information regarding component inventories and orders. This system enables us to standardize planning and purchasing at the plant level and to optimize inventory management and utilization. Our systems also enable our customers to receive key information regarding the status of individual programs.

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

•       Expertise in Serving Diverse End Markets.   We have experience in serving our customers in the communications, personal and business computing, enterprise computing and storage, multimedia and consumer, industrial and semiconductor capital equipment, defense and aerospace, medical and automotive markets. Our diversification across end markets reduces our dependence upon any one customer or segment. In order to cater to the specialized needs of customers in particular market segments, we have dedicated personnel, and in some cases facilities, with industry-specific capabilities and expertise. We also maintain compliance with industry standards and regulatory requirements applicable to certain markets including, among others, the medical and defense and aerospace sectors.

•       Experienced Management Team.   We believe that one of our principal assets is our experienced management team. Our chief executive officer, Jure Sola, co-founded Sanmina in 1980. Hari Pillai, President, EMS Operations, joined our Company in 1994 and has served in manufacturing management positions since that time. We believe that the significant experience of our management team better enables us to capitalize on opportunities in the current business environment.

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

Joint Design Manufacturing Solutions.   As a result of customer feedback, and our customers’ desire to manage research and development expenses, we have expanded product designs services to develop systems and components jointly with our customers. In joint design manufacturing model, or JDM, our customers bring market knowledge and product requirements. We offer complete design engineering and new product introduction (NPI) services. Our offerings in design engineering include product architecture, development, integration, regulatory and qualification services; while NPI services include quick-turn prototyping, functional test development and introduction into volume production. For JDM products, typically the intellectual property is jointly owned by us and the customer and we realize manufacturing revenue associated with building and shipping the product.

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

•       Preproduction.   After a detailed product design has been completed and the product is released for prototype production, we can build a prototype on a quick turnaround basis. We then analyze the feasibility of manufacturing the product and make any necessary design modifications to the prototype and re-test the prototype to validate its design. We also provide early-stage test development during the prototype phase. We evaluate prototypes to determine if they will meet safety and other standards, such as standards published by Underwriters Laboratories, an independent product safety testing and certification organization, and other similar domestic and international organizations. We also typically provide low-volume manufacturing to satisfy our customers’ initial needs. We review the material and component content of our customers’ designs with a view to designing in alternative components that may provide cost savings. Our preproduction services help our customers reduce the time required to bring new products to market.

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

•       Printed Circuit Board Assembly and Test.   Printed circuit board assembly involves attaching electronic components, such as integrated circuits, capacitors, microprocessors, resistors and memory modules, to printed circuit boards. The most common technologies used to attach components to printed circuit boards employ surface mount technology, or SMT, and pin-through-hole assembly, or PTH. SMT involves the use of an automated assembly system to place and solder components to the printed circuit board. In PTH, components are placed on the printed circuit board by insertion into holes punched in the circuit board. Components also may be attached using press-fit technology in which components are pressed into connectors affixed to the printed circuit board. We use SMT, PTH, press-fit as well as new attachment technologies that are focused on miniaturization and increasing the density of component placement on printed circuit boards. These technologies, which support the needs of our OEM customers to provide greater functionality in smaller products, include chip-scale packaging, ball grid array, direct chip attach and high density interconnect. We perform in-circuit and functional testing of printed circuit board assemblies. In-circuit testing verifies that all components have been properly inserted and attached and that the electrical circuits are complete. We perform functional tests to confirm that the board or assembly operates in accordance with its final design and manufacturing specifications. We either design and procure test fixtures and develop our own test software, or we use our customers’ test fixtures and test software. In addition, we provide environmental stress tests of the board or assembly that are designed to confirm that the board or assembly will meet the environmental stresses, such as heat, to which it will be subject.

•       Backplanes and Backplane Assemblies.   Backplanes are very large printed circuit boards that serve as the backbones of sophisticated electronics products and provide interconnections for printed circuit boards, integrated circuits and other electronic components. We fabricate backplanes in our printed circuit board plants. Backplane fabrication is significantly more complex than printed circuit board fabrication due to the large size and thickness of the backplanes. We manufacture backplane assemblies by press fitting high density connectors into plated through holes in the bare backplane. In addition, many of the newer higher technology backplanes require SMT attachment of passive discrete components as well as high pin count Ball Grid Array packages. These advanced assembly processes require specialized equipment and a strong focus on quality and process control. We also perform in-circuit and functional tests on backplane assemblies. We have developed proprietary technology and “know-how” which enables backplanes to run at data rates in excess of 10 gigabits per second, or Gbps. We are investing in research and development to manufacture backplanes with embedded optical channels capable of data rates of over 40 Gbps. We currently have capabilities to manufacture backplanes with up to 60 layers in sizes up to 32 × 54 inches and 0.500 inches in thickness, utilizing a wide variety of high performance laminate materials. These are among the largest and most complex commercially manufactured backplanes, and we are one of a limited number of manufacturers with these capabilities.

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

•       Precision Machine Components.   We provide a broad range of manufacturing services for metals and plastics. With some of the largest horizontal milling machines in the United States, we are a preferred supplier of vacuum chamber systems for the semiconductor and flat panel display equipment markets. We are able to support both low volume engineering programs and high volume production. We utilize advanced computer numerically controlled machined tools enabling the manufacture of components to very tight tolerance standards.

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

•       Memory Modules.   Memory modules are integrated subsystems that use industry standard integrated circuits including processors, digital signal processors, or DSPs, non-volatile flash memory and dynamic random access memory, or DRAM. These modules consist of standard products that are sold for a wide range of applications to a broad base of customers and custom modules that are built and extensively tested for use in a particular OEM’s product or system. We design and manufacture a variety of modular solutions, including standard and custom processor modules, flash memory modules and DRAM modules. In addition, we are a leading supplier of solutions to increase memory component density on printed circuit boards. We offer advanced NexMod memory modules that contain multiple RDRAM memory layers vertically stacked and mounted to a printed circuit board. NexMod solutions are tailored for high-end network infrastructure and complex server applications. We also provide innovative DDRI and DDRII DRAM modules utilizing stacked CSP technology offering high densities in ultra small form factors. We provide custom module solutions including mixed memory and our proprietary foldable rigid assembly microelectronics module, or FRAMM. We integrate both standard and custom modules in products that we manufacture.

Final System Assembly and Test.   We provide final system assembly and test in which assemblies and modules are combined to form complete, finished products. We often integrate printed circuit board assemblies manufactured by us with enclosures, cables and memory modules that we also produce. Our final assembly activities also may involve integrating components and modules that others manufacture. The complex, finished products that we produce typically require extensive test protocols. Our test services include both functional and environmental tests. We also test products for conformity to applicable industry, product integrity and regulatory standards. Our test engineering expertise enables us to design functional test processes that assess critical performance elements, including hardware, software and reliability. By incorporating rigorous test processes into the manufacturing process, we can help to assure our customers that their products will function as designed. Products for which we currently provide final system assembly and test include wireless base stations, wire line communications switches, optical networking products, high-end servers and personal computers.

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

After-Market Product Service and Support.   We provide a wide range of after-market product service and support services, including replacing products at customer locations, product repair, re-manufacturing and maintenance at repair depots, logistics and parts management, returns processing, warehousing and engineering change management. We also provide support services for products that are nearing the end of their life cycles. These end-of-life support services involve both customer support and manufacturing support activities. We support the customer by providing software updates and design modifications that may be necessary to reduce costs or design-in alternative components due to component obsolescence or unavailability. Manufacturing support involves test engineering support and manufacturability enhancements. We also assist with product failure analysis, warranty and repair and field service engineering activities.

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

Communications: Wireless, Optical and Wireline Transmission and Enterprise.   In the communications sector, we focus on wireless transmission systems, optical networking and enterprise networking systems. Our product design and engineering staff has extensive experience designing advanced communications products for these markets. Products we manufacture include point-to-point microwave systems, optical switches and transmission hardware, wireless base stations, wireline switches, routers, transceivers, satellite receivers, and various radio frequency appliances, among others.

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

Industrial and Semiconductor Systems.   Our expertise in manufacturing highly complex systems includes production of semiconductor capital equipment, front-end environmental chambers, computer controllers, and test and inspection equipment. We also have significant experience manufacturing scanning equipment and devices, flat panel display test and repair equipment, optical inspection and x-ray equipment for use in the printed circuit board assembly industry, and deep ultraviolet photolithography equipment.

Defense and Aerospace.   In December 2001, we merged with SCI Systems, Inc., or SCI. SCI began operations as Space-Craft, Inc., in the early 1960’s and was then principally a supplier to the defense and aerospace industries. We continue to offer our end-to-end services to the defense and aerospace industry. We believe that this industry currently represents a significant growth opportunity for us due to increased defense spending, as well as the growing desire of defense and aerospace OEMs to outsource non-core manufacturing activities in order to reduce costs. Our experience in serving the aerospace industry, as well as our product design and engineering capabilities, represent key competitive strengths for us in the defense and aerospace market. Defense and aerospace products that we design and manufacture include avionics systems, weapons guidance systems, cockpit communications systems, tactical and secure network communications systems, detection systems for homeland defense and space systems.

Medical.   We provide comprehensive manufacturing and related services to the medical industry, including design and regulatory approval support. The manufacturing of products for the medical industry requires compliance with domestic and foreign regulations, including the Food and Drug Administration’s, or FDA’s, quality system regulations and the European Union’s medical device directive. In addition to complying with these standards, our medical manufacturing facilities comply with ISO 13485 (formerly

EN 46002) and ISO 9001:2000. Medical products that we manufacture include blood glucose meters, computer tomography scanners, respiration monitors, ventilators, anesthesia workstations, thermo-regulation devices, and cardio-resuscitation systems.

Automotive.   In recent years, the electronics content in automobiles has increased substantially as new entertainment, wireless communication and navigation systems are being offered as standard features or factory options. We believe that this increased usage of electronic devices in automobiles will continue, and that there will be significant opportunities for EMS companies to manufacture automotive electronics. Accordingly, we have formed an automotive products group to focus on selective opportunities in this market.

Customers

A relatively small number of customers historically have been responsible for a significant portion of our net sales. Sales to our ten largest customers accounted for 60.8% of our fiscal 2006 net sales, 63.9% of our fiscal 2005 net sales and 69.3% of our fiscal 2004 net sales. For fiscal 2006, three customers, IBM, Lenovo and HP, accounted for greater than 10% of our net sales at 12.8%, 10.5% and 10.0%, respectively. For fiscal 2005, only one customer, IBM, accounted for greater than 10% of our net sales at 23.2%.

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

We typically enter into supply agreements with our major OEM customers with terms ranging from three to five years. Many of these supply agreements were entered into in connection with divestiture transactions, which are transactions in which we also acquire plants, equipment and inventory from the OEM. In these divestiture-related supply agreements, the customer typically agrees to purchase from us its requirements for particular products in particular geographic areas and for a specific period of time. Our OEM customer supply agreements that were not entered into in connection with divestitures typically do not require the customer to purchase their product requirements from us, and in these cases customers may have alternate sources of supply available to them. Our supply agreements with our OEM customers generally do not obligate the customer to purchase minimum quantities of products. However, the customer typically remains liable for the cost of the materials and components that we have ordered to meet the customer’s production forecast but which are not used, provided that the material was ordered in accordance with an agreed-upon procurement plan. In some cases, the procurement plan contains provisions regarding the types of materials for which our customers will assume responsibility. In particular, customers are increasingly requiring EMS companies, including us, to assume responsibility for industry standard components while retaining liability only for components specific to their products. Our supply agreements typically also contain provisions permitting cancellation and rescheduling of orders upon notice and subject, in some cases, to cancellation and rescheduling charges. Order cancellation charges typically vary by product type and depend upon how far in advance of shipment a customer notifies us of the cancellation of an order. In some circumstances, our supply agreements with customers provide for cost reduction objectives during the term of the agreement.

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

Backlog

At September 30, 2006 and October 1, 2005, our backlog was approximately $1.5 billion and $1.8 billion, respectively. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Cancellation and postponement charges generally vary depending upon the time of cancellation or postponement. Substantially all of our backlog as of September 30, 2006, is expected to be shipped in fiscal 2007. However, customers may cancel or postpone substantially all scheduled deliveries without significant penalty, except to the extent of any excess inventories as described above. Backlog may therefore not be a meaningful indicator of future financial results.

Marketing and Sales

Our corporate marketing, sales and customer service staff consists of approximately 600 people. Our sales efforts are organized and managed on a regional basis, with regional sales managers in geographic regions in the United States and internationally.

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

We compete with different companies depending on the type of service or geographic area. We believe that the primary basis of competition in our target markets is manufacturing technology, quality, delivery, responsiveness, provision of value-added services and price. To remain competitive, we must continue to provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. We believe that our primary competitive strengths include our ability to provide global end-to-end services, our product design and engineering resources, our advanced technologies, our high quality manufacturing assembly and test services, our customer focus, our expertise in serving diverse end markets and an experienced management team.

Intellectual Property

We hold various United States and foreign patents primarily related to printed circuit boards, methods of manufacturing printed circuit boards, and enterprise computing. For other proprietary processes, we rely primarily on trade secret protection. We also have registered trademarks in the United States and many other countries throughout the world.

Although we do not believe that our current trademarks, manufacturing processes or patents infringe on the intellectual property rights of third parties, we cannot assure you that third parties will not assert infringement claims against us in the future. If such an assertion were to be made, it may become necessary or useful for us to enter into licensing arrangements or to resolve such an issue through litigation. However, we cannot assure you that such license rights would be available to us on commercially acceptable terms, if at all, or that any such litigation would be resolved favorably. Additionally, such litigation could be lengthy and costly and could materially affect our financial condition regardless of the outcome of such litigation.

Environmental Controls

We are subject to a variety of local, state and federal environmental laws and regulations in the United States, as well as foreign laws and regulations, relating to the treatment, storage, use, discharge, emission and disposal of chemicals, solid waste and other hazardous materials used during our manufacturing processes. We are also subject to occupational safety and health laws, and product take back, product labeling and product content requirements. Proper waste disposal is a major consideration in particular for printed circuit board manufacturers because metals and chemicals are used in the manufacturing process. Water used in the printed circuit board manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into municipal sanitary sewer systems. We operate on-site wastewater treatment systems at our printed circuit board manufacturing plants in order to treat wastewater generated in the fabrication process.

In addition, although the electronics assembly process generates significantly less wastewater than printed circuit board fabrication, maintenance of environmental controls is also important in the electronics assembly process because such operations can generate lead dust. Upon vacating a facility, we take on the responsibility to remediate the lead dust from the interior of the manufacturing facility. Although there are no applicable standards for lead dust remediation in manufacturing facilities, we endeavor to make efforts to remove the residues. To date, lead dust remediation costs have not been material to our operations. We also monitor for airborne concentrations of lead in our buildings and are not aware of any significant lead concentrations in excess of the applicable OSHA standards.

We have a range of corporate programs in place with regard to environmental compliance and reduction of the use of hazardous materials in manufacturing. In the environmental compliance area, we are developing corporate-wide standardized environmental management systems, auditing programs and policies to enable us to better manage environmental compliance activities. We are also developing programs to certify our facilities under ISO 14001, a set of standards and procedures relating to environmental compliance management. In addition, the electronics industry is subject to the European Union’s Restrictions of Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment, or WEEE, directives which took effect beginning in 2005 and 2006. Parallel initiatives are being proposed in other jurisdictions, including several states in the United States and the Peoples’ Republic of China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. We are in the process of making our manufacturing process

RoHS compliant. In the case of WEEE, the compliance responsibility rests primarily with OEMs rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations. We are in the process of developing programs that we can offer to our customers to assist them with WEEE compliance.

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

Primarily as a result of certain of our acquisitions, we have incurred liabilities associated with environmental contamination at facilities we have acquired. These liabilities include ongoing investigation and remediation activities at a number of sites, including our facilities located in Irvine, California (a former facility acquired as part of our acquisition of Elexsys); Owego, New York (a current facility that we acquired with our acquisition of Hadco Corporation); Derry, New Hampshire (a non-operating facility of Hadco) and Fort Lauderdale, Florida (a former facility of Hadco). Currently, we are unable to anticipate whether any third-party claims will be brought against us for the existence of such contamination. There can be no assurance that third-party claims will not arise and will not result in material liability to us. In addition, there are some sites, including our facility in Gunzenhausen, Germany (acquired from Alcatel) that are known to have groundwater contamination caused by a third party, and that third party has provided indemnity to us for the liability. Although we cannot assure you that we will not incur liability for clean-up costs or expenses at any of these sites, we have no reason to believe that such liability will occur and that it will be material to our business.

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

We use an environmental consultant to assist us in evaluating the environmental liabilities of the companies that we acquire as well as those associated with our ongoing operations, site contamination issues and historical disposal activities in order to establish appropriate accruals in our financial statements. In addition to liabilities associated with site contamination and related issues, we could also incur exposures associated with inventories containing restricted substances that we do not consume by the RoHS effective dates. We also undertake a process of re-evaluating and updating the reserves over time. As of September 30, 2006, based on the evaluations of our consultants, we have accrued $16.9 million for our environmental liabilities of which $5.3 million was accrued as a result of our adoption of Financial Accounting Standards Board Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations”. Although we believe these accruals are adequate, we cannot be certain that environmental liabilities will not exceed the accrued amounts.

Employees

As of September 30, 2006, we had 54,397 employees, including 13,494 temporary employees. None of our U.S. employees are represented by a labor union. In some international locations, particularly in Western Europe, Latin America and the Middle East, our employees are represented by labor unions on either a national or plant level. Some Western European countries and Latin American countries also have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We believe that our relationship with our employees is good.

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

None

Item 2.                        Properties

Facilities.   Our customers market numerous products throughout the world and therefore need to access manufacturing services on a global basis. To enhance our EMS offerings, we seek to locate our facilities either near our customers and our customers’ end markets in major centers for the electronics industry or, where appropriate, in lower cost locations. Many of our plants located near customers and their end markets are focused primarily on final system assembly and test, while plants located in lower cost areas are engaged primarily in high volume, less complex component and subsystem manufacturing and assembly.

As of September 30, 2006, we manufacture products in 77 plants, consisting of 54 electronics assembly facilities, 9 printed circuit board fabrication facilities, 4 cable assembly facilities, and 10 enclosure assembly facilities, located both domestically and internationally. Our domestic plants are located in key electronics industry centers, including Silicon Valley—(Northern California), Southern California, New England, Texas, Northern Alabama, the Research Park Triangle area and New York, as well as in several other locations. Internationally, we have plants in Australia, Latin America (Brazil and Mexico), Canada, Western Europe (United Kingdom, Ireland, France, Germany, Sweden, and Finland), Eastern Europe (Hungary), Israel and Asia (Peoples’ Republic of China, Indonesia, Japan, Malaysia, Singapore, and Thailand). For fiscal 2006, approximately 75.1% of our net sales were from operations outside of the United States.

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

As of September 30, 2006, the approximate square footage of our facilities by country is as follows:

Approximate Square Footage
Australia	59,772
Brazil	230,685
Canada	585,485
China	1,502,698
Finland	384,769
France	292,259
Germany	551,025
Hungary	1,214,176
Indonesia	66,056
Ireland	115,000
Israel	253,296
Japan	13,870
Malaysia	315,000
Mexico	2,164,223
Singapore	630,821
Sweden	189,200
Taiwan	2,500
Thailand	138,500
United Kingdom	240,074
United States	4,542,290
TOTAL	13,491,699

We also have manufacturing facilities (not included in the above figure) that are closed or in the process of closing as of September 30, 2006, which include facilities totaling approximately 1,627,376 square feet for domestic locations and approximately 1,366,684 square feet for international locations. We are currently undertaking an aggressive program to sublease or terminate leases for unused facilities and to sell owned properties that are no longer expected to serve our future needs. In addition, we have 291,191 (not included in the above figure) square feet of non-manufacturing space that we no longer expect to use that we are seeking to sell or sublease.

As of September 30, 2006, our active manufacturing facilities consist of approximately 10.4 million square feet in facilities that we own, with the remainder in leased facilities under lease terms expiring between fiscal 2007 and fiscal 2024.

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

Item 3.                        Legal Proceedings

We are a so-called “nominal defendant” party to multiple shareholder derivative lawsuits that were filed following our June 9, 2006 announcement that we had initiated an internal inquiry into our historical stock option administration practices.  In particular, five separate shareholder derivative actions have been filed and consolidated into a single proceeding pending in the United States District Court for the Northern District of California, captioned In re Sanmina-SCI Corporation Derivative Litigation, Master File No. C-06-3783-JF.  The first of these consolidated actions was filed June 15, 2006.  A consolidated complaint was filed on October 30, 2006.  In addition, three related shareholder derivative actions have been filed in Superior Court for the State of California, County of Santa Clara.  These three actions, captioned Salehinasab v. Sola, et al., Case No. 1-06-CV-071786 (filed September 25, 2006); Bahnmiller v. Sola, et al., Case No. 1-06-CV-074989 (filed November 17, 2006); and Judd v. Sola, et al., Case No. 1-06-CV-075019 (filed November 17, 2006), have not yet been consolidated although we expect that they will be.

In all of these actions, the derivative plaintiffs allege that they are our shareholders and purport to bring the actions on our behalf and for our benefit. This is why we are a “nominal defendant” party to each of these actions; however, no relief is sought against us in these lawsuits. While the list of defendants varies from action to action, 27 different current and former directors and officers have been named as defendants in one or more of the actions. The defendants include Rick Ackel, Samuel Altschuler, John Bolger, Neil R. Bonke, Stephen F. Bruton, Michael J. Clarke, Alain A. Couder, Randy W. Furr, Steven H. Jackman, Elizabeth J. Jordan, Michael Landy, Christopher D. Mitchell, Eric Naroian, Hari Pillai, Carmine Renzulli, Mario M. Rosati, A. Eugene Sapp, Jr., Joseph Schell, Wayne Shortridge, Peter J. Simone, Jure Sola, Michael Sparacino, Michael Sullivan, Jacquelyn M. Ward, David White, Bernard Whitney and Dennis Young. The derivative plaintiffs allege generally that the individual defendants manipulated the grant dates of our stock options between 1995 and 2006, allegedly in breach of duties owed to us and our shareholders, causing us to report our financial results inaccurately and resulting in harm to us. Plaintiffs seek money damages against the individual defendants, an accounting for damages allegedly caused by the individual defendants, disgorgement of profits allegedly improperly obtained by the defendants, and various other types of equitable and injunctive relief. In August 2006, our Board of Directors created a Special Litigation Committee comprised of directors Alain A. Couder and Peter J. Simone, and vested that committee with the full authority on our behalf to investigate the claims asserted by the derivative plaintiffs, and to determine what action should be taken with respect to the shareholder derivative actions including without limitation whether we should pursue claims against the named defendants or other persons. The Special Litigation Committee’s investigation is ongoing. We have filed a motion asking the federal court to stay the derivative plaintiffs’ prosecution of the shareholder derivative lawsuits to permit the Special Litigation Committee reasonable time to consider the matters alleged by the derivative plaintiffs and to determine appropriate action in response to the lawsuit. We intend to file similar motions in the state court actions. Although we believe the stay motion to be well founded, there can be no assurance that the courts will grant our motions. While the shareholder derivative lawsuits do not seek remedies against us, we do owe certain indemnification obligations to our current and former directors, officers and employees involved with the stock option-related proceedings, particularly to the extent that individuals are found not to have engaged in any wrongdoing. We cannot currently predict whether the shareholder derivative lawsuits will result in any material net recovery for us.

Additionally, we are aware that both the Securities and Exchange Commission and United States Attorney for the Northern District of California are conducting inquiries into our historical stock option administration practices. We have received an informal request for documents and other information from the Securities and Exchange Commission and a grand jury subpoena from the United States Attorney. We are cooperating fully with both investigations.

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

The following table sets forth the name of each executive officer of Sanmina-SCI, the office held by such officer and the age, as of November 13, 2006 (ages are as of September 30, 2006), of such officer.

Name	Age	Position
Jure Sola	55	Chairman of the Board and Chief Executive Officer
Hari Pillai	46	President, Global EMS Operations
David L. White	51	Executive Vice President of Finance and Chief Financial Officer, Secretary
Dennis Young	55	Executive Vice President of Worldwide Sales and Marketing

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

Hari Pillai joined our Company in 1994 and has served in manufacturing management positions since that time. In January 2002, Mr. Pillai was appointed president and general manager of the EMS division of our company and in October 2004 was appointed president, global EMS operations.

David L. White has served as our executive vice president of finance and chief financial officer since August 2004 and became Secretary in December 2006. Prior to joining us, he was senior vice president and chief financial officer of Asyst Technologies, a provider of integrated automation solutions that enhance semiconductor and flat-panel display (FPD) manufacturing productivity. Previously, he was president and chief executive officer of Candescent Technologies, a developer of field emission display (FED) technology for next-generation thin FPDs.

Dennis Young has served as executive vice president of worldwide sales and marketing since March 2003. Prior to joining our company, Mr. Young was senior vice president of sales from May 2002 to March 2003 and vice president of sales from March 1998 to May 2002 of Pioneer-Standard Electronics, a provider of industrial and consumer electronic products.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol SANM. The following table lists the high and low intra-day prices for our common stock as reported on Nasdaq.

Fiscal 2006	High	Low
First quarter	$4.73	$3.45
Second quarter	$4.95	$3.66
Third quarter	$5.85	$3.90
Fourth quarter	$4.90	$3.04

Fiscal 2005	High	Low
First quarter	$9.35	$6.95
Second quarter	$8.68	$4.64
Third quarter	$5.82	$3.74
Fourth quarter	$6.02	$4.03

Stockholders

As of December 1, 2006, we had approximately 2,296 common stockholders of record. On December 1, 2006, the last reported sales price of our common stock on the Nasdaq National Market was $3.76 per share.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. The indentures governing our 6.75% Senior Subordinated Notes and 8.125% Senior Subordinated Notes and the agreement governing our Senior Secured Credit Facility contain covenants that limit our ability to pay dividends; see also “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6.                        Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data,” included elsewhere in this Form 10-K. The information presented in the following tables has been adjusted to reflect the restatement of our financial results which is more fully described in Note 2 “Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements.

We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

FIVE YEAR SELECTED FINANCIAL HIGHLIGHTS

Consolidated Statements Of Operations Data:

	Fiscal Year Ended
	2006(6)	2005(4)(7)	2004(7)	2003(1)(7)	2002(2)(3)(7)
		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
Net sales	$10,955,421	$11,734,674	$12,204,607	$10,361,434	$8,761,630
Operating income (loss)	53,317	(489,760)	84,482	(154,914)	(2,775,365)
Loss before income taxes, extraordinary gain and cumulative effect of accounting changes	(150,153)	(639,825)	(36,800)	(275,245)	(2,826,074)
Provision for (benefit from) income taxes	(5,766)	394,121	18,412	(53,592)	(127,690)
Extraordinary gain, net of tax of $0	—	—	3,583	—	—
Cumulative effect of accounting changes(5)	2,830	—	—	—	—
Net loss	$(141,557)	$(1,033,946)	$(51,629)	$(221,653)	$(2,698,384)
Basic net loss per share	$(0.27)	$(1.99)	$(0.10)	$(0.43)	$(5.60)
Diluted net loss per share	$(0.27)	$(1.99)	$(0.10)	$(0.43)	$(5.60)
Shares used in computing diluted per share amount	525,967	520,574	515,803	510,102	481,985

(1)          Includes an impairment of long-lived assets loss of $95.6 million.

(2)          Includes goodwill impairment loss of $2.6 billion.

(3)          On December 6, 2001, we merged with SCI in a purchase business combination. The consolidated financial statements include the operating results of SCI from December 3, 2001, the accounting period close nearest to the acquisition date of December 6, 2001.

(4)          Includes a goodwill impairment loss of $600 million and an increase in deferred tax valuation allowance of $379.3 million. For additional information, refer to” Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Goodwill and Other Intangible assets” and “—Income taxes”.

(5)          Includes $5.7 million credit, related to the adoption of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). In addition, includes $2.9 million charge related to the adoption of Financial Statement Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations”.

(6)          Includes a $84.6 million expense related to the extinguishment of the 10.375% Notes (Refer to Note 13 (“Debt”) of the Notes to Consolidated Financial Statements) and a $15 million charge related to excess and obsolete inventories in our ODM business. In addition, we recorded a goodwill impairment charge of $3.8 million and an impairment of tangible and intangible assets of $7.9 million as a result of our decision to realign our ODM business to focus on JDM opportunities. We also recorded an impairment charge for tangible assets of $7.2 million related to a manufacturing facility and to our ODM business as a result of our SFAS No. 144 impairment analysis.

(7)          For more information regarding the investigation and finding relating to stock option practices and the restatement of stock-based compensation and other items, please refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 2—“Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

The following tables present the impact of the financial statement adjustments on our previously reported Condensed Consolidated Statement of Operations as of the periods ended September 27, 2003 and September 28, 2002:

	Fiscal Year Ended				Fiscal Year Ended
	September 27, 2003				September 28, 2002
	Previously Reported	Adjustments		As Restated	Previously Reported	Adjustments		As Restated
	(Restated)				(Restated)
	(In thousands)
Net sales	$10,361,434	$—		$10,361,434	$8,761,630	$—		$8,761,630
Cost of sales	9,898,964	35,493	A	9,934,457	8,386,929	18,778	A	8,405,707
Gross profit	462,470	(35,493)		426,977	374,701	(18,778)		355,923
Operating expenses:
Selling, general, administrative and research and development	321,686	41,137	A	362,823	287,625	19,381	A	307,006
Amortization of intangible assets	6,596	—		6,596	5,757	—		5,757
Goodwill impairment	95,600	—		95,600	2,670,000	(28,825	)D	2,641,175
Integration costs	10,720	—		10,720	3,707	—		3,707
Restructuring costs	105,744	408	A	106,152	171,795	1,848	A	173,643
Total operating expenses	540,346	41,545		581,891	3,138,884	(7,596)		3,131,288
Operating loss	(77,876)	(77,038)		(154,914)	(2,764,183)	(11,182)		(2,775,365)
Interest income	15,938	—		15,938	25,292	—		25,292
Interest expense	(128,501)	—		(128,501)	(97,833)	—		(97,833)
Other income (expense), net	(7,768)	—		(7,768)	21,832	—		21,832
Interest and other expense, net	(120,331)	—		(120,331)	(50,709)	—		(50,709)
Loss before income taxes	(198,207)	(77,038)		(275,245)	(2,814,892)	(11,182)		(2,826,074)
Provision for (benefit from) income taxes	(61,050)	7,458	B	(53,592)	(118,139)	(9,551	)C	(127,690)
Net loss	$(137,157)	$(84,496)		$(221,653)	$(2,696,753)	$(1,631)		$(2,698,384)
Net loss per share before extraordinary item:
Basic	$(0.27)	$(0.16)		$(0.43)	$(5.60)	$(0.00)		$(5.60)
Diluted	$(0.27)	$(0.16)		$(0.43)	$(5.60)	$(0.00)		$(5.60)
Net loss per share:
Basic	$(0.27)	$(0.16)		$(0.43)	$(5.60)	$(0.00)		$(5.60)
Diluted	$(0.27)	$(0.16)		$(0.43)	$(5.60)	$(0.00)		$(5.60)
Weighted average shares used in computing per share amounts:
Basic	510,102			510,102	481,985			481,985
Diluted	510,102			510,102	481,985			481,985

A:                Adjustment for additional stock compensation expense pursuant to APB No. 25.

B:                Adjustment to the deferred tax assets arising from the stock-based compensation charge and net operating losses from the 956 Deemed Dividend.

C:                Adjustment to the deferred tax assets arising from the stock-based compensation charge.

D:               Adjustment for overstated goodwill impairment charge associated with the adjustment to stock-based compensation.

Consolidated Balance Sheet Data:

	As of Fiscal Year Ended
	2006	2005(1)	2004(1)	2003(1)	2002(1)
		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands)
Cash and cash equivalents	$491,829	$1,068,053	$1,069,447	$889,574	$1,064,534
Net working capital	1,516,754	1,672,481	1,422,972	1,921,056	2,088,678
Total assets	5,862,430	6,269,128	7,542,460	7,420,728	7,555,438
Long-term debt	1,507,218	1,666,768	1,297,337	1,925,630	1,975,331
Stockholders’ equity	2,270,563	2,383,811	3,360,993	3,347,963	3,446,256

(1)          The information presented has been adjusted to reflect restatement of our financial condition which is more fully described in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 2—“Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

The following tables present the impact of the financial statement adjustments on our previously reported Condensed Consolidated Balance Sheets as of the periods ended October 2, 2004, September 27, 2003 and September 28, 2002:

	As of October 2, 2004
	Previously Reported	Adjustments		Restated
	(In thousands, except par value)
ASSETS:
Current assets:
Cash and cash equivalents	$1,069,447	$—		$1,069,447
Short-term investments	19,718	—		19,718
Accounts receivable, net	1,668,973	—		1,668,973
Inventories	1,064,518	—		1,064,518
Deferred income taxes	303,965	(10,531	)B	293,434
Prepaid expenses and other current assets	96,523	—		96,523
Total current assets	4,223,144	(10,531)		4,212,613
Property, plant and equipment, net	782,642	27,354	C	809,996
Goodwill	2,254,979	—		2,254,979
Other intangible assets, net	35,891	—		35,891
Other non-current assets	210,478	(6,959	)B	203,519
Restricted cash	25,462	—		25,462
Total assets	$7,532,596	$9,864		$7,542,460
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,630,833	$—		$1,630,833
Accrued liabilities	381,123	—		381,123
Accrued payroll and related benefits	164,357	3,582	D	167,939
Current portion of long-term debt	609,746	—		609,746
Total current liabilities	2,786,059	3,582		2,789,641
Long-term liabilities:
Long-term debt, net of current portion	1,297,337	—		1,297,337
Other	94,489	—		94,489
Total long-term liabilities	1,391,826	—		1,391,826
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—		—
Common stock	5,420	—		5,420
Treasury stock	(188,607)	—		(188,607)
Additional paid-in capital	5,719,137	160,910	A	5,880,047
Accumulated other comprehensive income	32,690	—		32,690
Accumulated deficit	(2,213,929)	(154,628)		(2,368,557)
Total stockholders’ equity	3,354,711	6,282		3,360,993
Total liabilities and stockholders’ equity	$7,532,596	$9,864		$7,542,460

A:             Adjustment for additional stock compensation expense pursuant to APB No. 25.

B:              Adjustment to the deferred tax assets arising from the reversal of fixed asset reserves in fiscal year 2001 and net operating losses from the 956 Deemed Dividend and stock-based compensation charge.

C:              Reversal of excess fixed asset impairment reserve.

D:             Adjustment for payroll tax associated with the adjustment to stock-based compensation.

	As of September 27, 2003
	Previously Reported	Adjustments		Restated
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$1,043,850	$(154,275	)E	$889,575
Short-term investments	39,138	16,455	E	55,593
Accounts receivable, net	1,576,392	—		1,576,392
Inventories	977,799	—		977,799
Deferred income taxes	362,124	(9,119	)B	353,005
Prepaid expenses and other current assets	109,862	—		109,862
Total current assets	4,109,165	(146,939)		3,962,226
Property, plant and equipment, net	902,868	27,353	C	930,221
Goodwill	2,223,422	—		2,223,422
Other non-current assets	155,447	149,412	E,B	304,859
Total assets	$7,390,902	$29,826		$7,420,728
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,506,998	$—		$1,506,998
Accrued liabilities	394,906	—		394,906
Accrued payroll and related benefits	130,660	5,117	D	135,777
Current portion of long-term debt	3,489	—		3,489
Total current liabilities	2,036,053	5,117		2,041,170
Long-term liabilities:
Long-term debt, net of current portion	1,925,630	—		1,925,630
Deferred income tax liability	30,940	—		30,940
Other	75,025	—		75,025
Total long-term liabilities	2,031,595	—		2,031,595
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—		—
Common stock	5,304	—		5,304
Treasury stock	(188,618)	—		(188,618)
Additional paid-in capital	5,692,764	139,106	A	5,831,870
Accumulated other comprehensive income	16,335	—		16,335
Accumulated deficit	(2,202,531)	(114,397)		(2,316,928)
Total stockholders’ equity	3,323,254	24,709		3,347,963
Total liabilities and stockholders’ equity	$7,390,902	$29,826		$7,420,728

A:             Adjustment for additional stock compensation expense pursuant to APB No. 25.

B:              Adjustment to the deferred tax assets arising from the reversal of fixed asset reserves in fiscal year 2001 and net operating losses from the 956 Deemed Dividend and stock-based compensation charge.

C:              Reversal of excess fixed asset impairment reserve.

D:             Adjustment for payroll tax associated with the adjustment to stock-based compensation.

E:              Cash and cash equivalents decreased by approximately $154.3 million at September 27, 2003 due to adjustments of certain overdraft facilities to other non-current assets of $137.8 million and marketable securities of $16.5 million.

	As of September 28, 2002
	Previously Reported	Adjustments		Restated
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$1,064,534	$—		$1,064,534
Short-term investments	99,140	—		99,140
Accounts receivable, net	1,394,515	—		1,394,515
Inventories	1,123,016	—		1,123,016
Deferred income taxes	312,184	(10,531	)B	301,653
Prepaid expenses and other current assets	165,649	—		165,649
Total current assets	4,159,038	(10,531)		4,148,507
Property, plant and equipment, net	1,084,454	27,353	C	1,111,807
Goodwill	2,101,650	—		2,101,650
Long-term investments	73,955	—		73,955
Other non-current assets	98,960	20,559	B	119,519
Total assets	$7,518,057	$37,381		$7,555,438
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,279,451	$—		$1,279,451
Accrued liabilities	366,500	—		366,500
Accrued payroll and related benefits	142,139	5,840	D	147,979
Current portion of long-term debt	265,899	—		265,899
Total current liabilities	2,053,989	5,840		2,059,829
Long-term liabilities:
Long-term debt, net of current portion	1,975,331	—		1,975,331
Deferred income tax liability	17,184	—		17,184
Other	56,838	—		56,838
Total long-term liabilities	2,049,353	—		2,049,353
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—		—
Common stock	5,254	—		5,254
Treasury stock	(190,261)			(190,261)
Additional paid-in capital	5,675,401	61,442	A	5,736,843
Accumulated other comprehensive income	(10,305)	—		(10,305)
Accumulated deficit	(2,065,374)	(29,901)		(2,095,275)
Total stockholders’ equity	3,414,715	31,541		3,446,256
Total liabilities and stockholders’ equity	$7,518,057	$37,381		$7,555,438

A:             Adjustment for additional stock compensation expense pursuant to APB No. 25.

B:              Adjustment to the deferred tax assets arising from the reversal of fixed asset reserves in fiscal year 2001 and net operating losses from stock-based compensation charge.

C:              Reversal of excess fixed asset impairment reserve.

D:             Adjustment for payroll tax associated with the adjustment to stock-based compensation.

Pro Forma Information under SFAS No. 123 for Periods Prior to Fiscal 2006 (Unaudited)

If compensation expense for our various equity compensation plans had been determined based upon estimated fair values at the grant dates in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, our pro forma net loss, and basic and diluted loss per common share for stock options granted prior to the adoption of SFAS No. 123R, for the fiscal periods 1997 through 2003 would have been as follows (in thousands, except for per share data):

	Fiscal Years ended
	2003	2002	2001	2000	1999	1998	1997
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss):
As reported	$(221,653)	$(2,698,383)	$33,936	$192,948	$100,787	$32,598	$49,271
Stock-based employee compensation expense included in reported net income (loss)(1)	79,484	39,856	27,953	23,761	4,386	707	85
Stock-based employee compensation expense determined under fair value method(1)	(79,504)	(119,929)	(144,455)	(84,307)	(44,026)	(31,293)	(19,715)
Pro forma net income (loss)	$(221,673)	$(2,778,456)	$(82,566)	$132,402	$61,147	$2,012	$29,641
Basic income (loss) per share:
As reported	$(0.43)	$(5.60)	$0.11	$0.63	$0.35	$0.27	$1.02
Proforma	$(0.43)	$(5.76)	$(0.26)	$0.43	$0.21	$0.02	$0.61
Diluted income (loss) per share:
As reported	$(0.43)	$(5.60)	$0.10	$0.59	$0.34	$0.25	$0.77
Proforma	$(0.43)	$(5.76)	$(0.24)	$0.40	$0.20	$0.02	$0.46

(1)                Excludes tax effect.

For fiscal 2005 and 2004, refer to Note 12 of the Notes to Consolidated Financial Statements.

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

A relatively small number of customers historically have been responsible for a significant portion of our net sales. Sales to our ten largest customers accounted for 60.8%, 63.9% and 69.3% of our net sales for fiscal 2006, 2005 and 2004, respectively, and three customers, IBM, Lenovo and HP, accounted for 10% or more of our net sales for fiscal 2006. Our largest customer, IBM accounted for 10% or more of our net sales for fiscal 2005. Two customers, IBM and HP, accounted for 10% or more of our net sales for fiscal 2004.

In recent periods, we have generated a significant portion of our net sales from international operations. During fiscal 2006, 2005 and 2004, 75.1%, 76.2% and 72.7%, respectively, of our consolidated net sales were derived from non-U.S. operations. The concentration of international operations has resulted from overseas acquisitions and a desire on the part of many of our customers to move production to lower cost locations in regions such as Asia, Latin America and Eastern Europe. We expect this trend to continue.

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

Stock-Based Compensation Expense.   In May 2006, two analyst research reports were published wherein it was suggested that based on their analysis of our proxy statements that were filed with the Securities and Exchange Commission (“SEC”), we may have backdated stock option grants (the “Reports”) with respect to our officers.

Shortly after the Reports were published, we were contacted by the SEC with respect to its option practices for the years mentioned in the Reports. As a result of the publication of the Reports and concurrent with the SEC’s informal inquiry, a special meeting of the Board of Directors was convened on June 8, 2006. In response to these circumstances, the Board of Directors immediately created a Special Committee, which was comprised of independent disinterested directors, to conduct a comprehensive review of grants of stock options and restricted stock. The investigation was conducted with the assistance of a law firm and outside accounting consultants not previously involved with our stock option plans and Equity Plan administration. The review focused on the following:

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

The Special Committee investigated substantially all of the option and restricted stock grants issued to individuals at all levels of our Company, including its directors and officers, during the Investigation Period. As a result of the investigation, it was determined that the original measurement date used by us for accounting purposes (the “Record Date”) for most of the options and restricted stock issued by us from January 1997 to June 2006 did not correspond to the closing price of our common stock on the appropriate measurement date. In nearly all such cases, the Record Date preceded the appropriate measurement date and the stock price on the Record Date was lower than the price on the appropriate measurement date.

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

Our historical procedures and methodologies for determining the number of shares and the Record Date of stock option and restricted stock grants made during the Investigation Period varied depending on the classification of the recipients of such awards. The following discusses, by category, the stock-based compensation processes generally followed by us to authorize and approve stock-based compensation awards:

Board of Director Grants.   Non-employee Directors generally received automatic option grants pursuant to the 1995 Director’s Option Plan on October 1, or the first trading day thereafter.

Officer Grants.   Equity awards issued to our employees were issued pursuant to our 1990 and 1999 Stock Option Plans. Equity awards issued to “reporting persons” as that term is defined under Section 16 of the Securities Exchange Act of 1934, as amended (“Officers”) were issued by authority of the Compensation Committee. Officer stock option grants were generally awarded annually at the October meeting of the Compensation Committee.

Non-Officer Grants.   Equity awards issued to our non-Officer employees were generally administered as follows. First, the Compensation Committee met and authorized a “pool” of stock options and restricted stock to be set aside for issuance to employees and delegated to management the responsibility for allocating the awards to specific recipients pursuant to the stock plan. Upon management’s conclusion of this allocation process, a final list of award recipients, along with the number of stock options and/or restricted stock to be awarded to each individual was presented to executive management for final review and approval.

Results of the Special Committee’s investigation generally concluded that the Record Date used to account for most of the equity awards issued by us from January 1997 to June 2006 differed from the appropriate measurement date. In nearly all such cases, the stock price on the appropriate measurement date was higher than the price on the Record Date. The types of grant discrepancies uncovered by the investigation and the financial statement impact of these errors are summarized as follows:

Misdated Grants.   From fiscal 1997 through June 2006, we granted options on eleven different dates to our Officers. The investigation identified that the Record Date required revision on all eight (8) Officer Grants issued prior to October 2002 and no revisions were necessary for Officer Grants issued from October 2002 to the present. It was also determined that the Record Dates required revision with respect to nineteen (19) of the twenty-one (21) non-Officer Grants issued during the Investigation Period. In nearly all cases, the Record Date preceded the appropriate measurement date and the stock price on the Record Date was lower than the price on the appropriate measurement date. With regard to these discrepancies, the Record Date originally used by us in some cases preceded the date a definitive list of equity award recipients was approved. In other cases the stock price declined and the Record Date used was subsequent to the completion of the definitive list. As such, the revised measurement date was based on the date when the granting process of each of our grants was finalized. As a result, we have recognized pre-tax compensation expense of $115.2 million, (including restricted shares) relating to correcting the Record Date for the fiscal periods 1997 through 2005. For the years ended October 1, 2005 and October 2, 2004, we recognized pre-tax incremental stock based compensation of approximately $15.0 million and $12.2 million, respectively.

Option Exchange.   In 2003, we gave eligible employees the opportunity to cancel stock options with an exercise price greater than $11.00 and in exchange receive a new option grant no earlier than six months and one day after the last cancellation day with the exercise price of the new options to be determined at the end of this period, on a date between September 12-17, 2003. Non-employee members of the board of directors and executive officers were not eligible for the exchange program. It was determined that the Record Date of the new options issued in exchange for the forfeited options was incorrect. The effect of using the correct Record Date was to increase pre-tax stock-based compensation expense by $26.0 million from fiscal 2003 through 2005. We recorded $58.6 million in fiscal 2003 of pre-tax compensation expense arising from the cancellation of the stock options submitted for the exchange. The effect of this correction to the years ended October 1, 2005 and October 2, 2004 was pre-tax incremental compensation expense of $12.0 million and $9.8 million, respectively.

Stock Option Grant Modifications Connected with Terminations.   Compensation expense was also recognized as a result of modifications that were made to certain employee option grant awards in connection with certain employees’ termination agreements from fiscal 1999 through 2006. Compensation expense for these modifications was revised during the relevant periods. The nature of the modifications typically involved changes to employee stock option vesting rights subsequent to termination of employment. The total pre-tax stock-based compensation expense related to these modifications was approximately $24.4 million for the fiscal periods 1997 through 2005. There was $0 and $2.0 million of pre-tax incremental compensation expense related to modifications for the years ended October 1, 2005 and October 2, 2004, respectively.

The cumulative pre-tax incremental stock compensation expense recognized by us for these errors described above is approximately $224.2 million for the fiscal periods 1997 through 2005. The cumulative pre-tax incremental stock compensation expense recognized by us for these errors described above for the years ended October 1, 2005 and October 2, 2004 was approximately $27.0 million and $24.0 million.

As a result of our pattern of establishing the Record Date prior or subsequent to the date a definitive list of equity award recipients was approved (see previous discussion entitled Misdated Grants), the revised measurement dates were based on the date on which all of the required granting actions for a specific grant were final (including any changes to the terms of the awards such as the number of options or restricted shares for any employee that received an award). To the extent any of these granting actions were not final for a specific grant, the measurement date was delayed until all required actions relating to the grant were completed, including delaying the measurement date for awards for which the exercise prices were not changed. We believe that this is the appropriate way to establish the measurement date.

Notwithstanding the foregoing, the lack of conclusive evidence in the case of certain grants required our management to apply significant judgment in establishing revised measurement dates. In those cases where a definitive measurement date could not be determined, the evidence was generally sufficient to establish: (1) a date which was defined as the earliest possible date that met all the conditions that constitute a measurement date under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (the “Inside Date”) and (2) a date which was defined as the latest possible date that met all the conditions that constitute a measurement date under APB No. 25 (the “Outside Date”). These dates, particularly the Outside Date, later became the basis for determination of the revised measurement dates used by us in the restatement as we determined that this approach is more appropriate in determining when the option grant was determined with finality and no longer subject to change. An example of an Outside Date for an Officer Grant might be the date the related Form 4 was filed. An example of an Outside Date for a Non-Officer Grant generally was the date at or around the date on which the option awards were communicated to employees.

In light of the significant judgment used by us in establishing revised measurement dates, alternate approaches to those used by us could have resulted in different compensation expense charges than those recorded by us in the restatement. For example, an alternative measurement date could be when communication occurred to a significant number of grant recipients included in an Annual grant rather than the Outside Date, when the option grant is determined with finality as the measurement date for those grant recipients for which there were changes made after the communication occurred. Based on the available evidence and applying the lowest and highest trading prices our common stock between alternative dates for each discrepant grant, the total cumulative pre-tax, non-cash, stock compensation charge that could alternatively have been recognized by us ranged from approximately $176.1 million to $297.8 million for the fiscal periods 1997 through 2005.

We determined that the total cumulative, pre-tax, non-cash, stock compensation expense resulting from revised measurement dates was $224.2 million from fiscal periods January 1997 through October 1, 2005. The cumulative effect of the restatement adjustment on our Consolidated Balance Sheet at September 28, 2003 was an increase in additional paid-in capital of $139.1 million and an increase in accumulated deficit of the same amount. There was no impact on revenue. From a cash perspective, the additional payable in regards to payroll taxes associated with the stock option grants was approximately $0.5 million for the fiscal periods 1997 through 2005.

Additionally, as part of our review of its accounting for stock option grants that were granted in prior periods, we also determined that we had overstated goodwill by approximately $28.8 million as a result of understating the intrinsic value of the unvested awards to be allocated to unearned compensation that were exchanged in our acquisition of SCI which was consummated on December 6, 2001. During fiscal 2002, we recorded an impairment charge relating to the goodwill arising from the SCI acquisition. As such the impairment charge recognized in fiscal 2002 was overstated by $28.8 million. The effect of correcting this error increased accumulated deficit at September 28, 2003 by $28.8 million. This adjustment did not affect the results of operations for the three-years ended September 30, 2006.

Other Matters.   We also modified the accounting treatment for an interest rate swap related to its 10.375% Notes. Although management believes the economics of the interest rate swap related to the 10.375% Notes achieved the original objectives of converting certain fixed rate debt to effectively variable rate obligations, certain technical documentation requirements for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and related interpretations were not sufficient at the time the transaction occurred. Specifically we did not meet the requirements of contemporaneous documentation related to the interest swap with respect to the 10.375 % Notes. As a result, mark to market adjustments of the interest rate swap were recognized in other income (expense) during the term of the interest rate swap agreement which began in October 2004 and was terminated in February 2006. The adjustment increased net loss by $22.1 million during the year ended October 1, 2005 and reduced net loss by $22.1 million during the year ended September 30, 2006 in the Consolidated Statements of Operations.

As part of restructuring activities, we established a reserve account for its restructured fixed assets which was applied against the net book value of the restructured fixed assets at the time the restructuring event occurred. We determined that the fixed asset reserve account was overstated by $27.4 million and that the overstatement occurred in fiscal 2001. The adjustment resulted in an increase of $27.4 million in the net book value of property, plant and equipment as of September 28, 2003. The adjustment also decreased deferred tax assets by $10.5 million resulting in a reduction of $16.9 million in the accumulated deficit as of September 28, 2003. The decrease in deferred tax assets also reduced the valuation allowance that was recorded during fiscal 2005 for certain of the Company’s deferred tax assets.

During a review of our accounting treatment of intercompany transactions, we discovered that certain Controlled Foreign Corporations (“CFCs”) of the U.S. group had significant intercompany payable and receivable balances with various U.S. legal entities that were unsettled as of the end of fiscal 2004 and fiscal 2005. Under U.S. tax rules, the gross intercompany payable balance of a U.S. legal entity owed to a foreign CFC constitutes an investment in U.S. property under Section 956 (“Section 956 property”). For U.S. tax purposes, Section 956 property is treated as a deemed dividend to the U.S. from the CFC and is taxable in the U.S. to the extent of the higher of the CFC’s earnings or its Section 956 property. In previous financial statements, we did not properly reflect the inclusion of taxable income under Section 956. During the period that the Section 956 property arose, we had substantial net operating losses that were in excess of the required income inclusion under Section 956. Accordingly, the recognition of Section 956 income resulted in a reduction of $35.6 million of net operating loss deferred tax assets and an increase of $35.6 million of our provision for income tax expense in fiscal 2004. This increase was partially offset by the reversal of a deferred tax liability of $8.1 million that had previously been established related to income not permanently reinvested as the recognition of the Section 956 deemed dividend was characterized as a deemed repatriation of this income. The net impact of the deemed dividend in fiscal 2004 was a net decrease of net deferred tax assets of $27.4 million and an increase in our provision for income tax expense of $27.4 million. As part of our review, $1.4 million of deferred tax liability related to income not permanently reinvested was reversed in fiscal 2003, reducing our provision for tax expense in fiscal 2003 by $1.4 million.

During fiscal 2005, we recorded a valuation allowance against certain of its deferred tax assets. As a result of our restatement adjustments, deferred tax assets were reduced causing a reduction in the valuation allowance that was recorded during the second quarter of fiscal 2005. Accordingly, this reduced our provision for income taxes by $18.0 million for the year ended October 1, 2005, respectively.

The restatement adjustments increased previously reported basic and diluted net loss per share by $0.06 and $0.08 for the years ended October 1, 2005 and October 2, 2004, respectively.

Summary Results of Operations

Net sales in fiscal 2006 decreased 6.6% to $11.0 billion from $11.7 billion in fiscal 2005. Approximately $772 million of the decline in sales in fiscal 2006 was due to decreased demand from existing customers in our personal and business computing business. The remaining decreases in sales for fiscal 2006 were primarily due to a decline in revenue of $262 million and $186 million from our enclosures and storage systems businesses, offset by an increase in other areas of our business.

The following tables sets forth, for the periods indicated, key operating results:

	Fiscal Year Ended
	September 30, 2006	October 1, 2005	October 2, 2004
		(Restated)(1)	(Restated)(1)
	(In thousands)
Net sales	$10,955,421	$11,734,674	$12,204,607
Gross profit	$621,736	$630,182	$606,926
Operating income (loss)	$53,317	$(489,760)	$84,482
Net loss	$(141,557)	$(1,033,946)	$(51,629)

(1)          For more information regarding the investigation and finding relating to stock option practices and the restatement of stock-based compensation and other items, please refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of the Notes to Consolidated Financial Statements—“Restatement of Consolidated Financial Statements”.

Key performance measures

The following table sets forth, for the periods indicated, certain key performance measures that management utilizes to assess operating results:

	Three Months Ended
	September 30, 2006	July 1, 2006	April 1, 2006	December 31, 2005
Days sales outstanding(1)	51	53	48	51
Inventory turns(2)	7.9	8.1	8.6	9.6
Accounts payable days(3)	53	56	51	55
Cash cycle days(4)	44	42	40	33

	Three Months Ended
	October 1, 2005	July 2, 2005	April 2, 2005	January 1, 2005
Days sales outstanding(1)	48	51	50	50
Inventory turns(2)	10.3	11.3	11.4	12.3
Accounts payable days(3)	54	51	50	48
Cash cycle days(4) (Restated)	29	32	31	31

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

We believe the following critical accounting policies reflect our more significant judgments and estimates used in preparing our consolidated financial statements:

Revenue Recognition—We recognize revenue based on the shipping terms or when services have been performed. We also derive revenues from sales of certain inventory, including raw materials, to customers who reschedule, amend or cancel purchase orders after we have procured inventory to fulfill their purchase orders. Specifically, we recognize revenue when there exists a persuasive arrangement between us and the buyer, the price is fixed or determined, title to the product or the inventory is transferred to the customer, the customer assumes the risks and rewards of ownership of the product and collectibility is reasonably assured. Except in specific circumstances, there are no formal customer acceptance requirements or further Sanmina-SCI obligations to the product or the inventory subsequent to shipment. In specific circumstances in which there are such customer acceptance requirements or further Sanmina-SCI obligations, with the exception of our standard warranty, revenue is recognized at the point of formal acceptance and upon completion of obligations. In specific circumstances in which we are acting as an agent on behalf of the customer on procurement and shipment of goods in accordance with Emerging Issues Task Force (“EITF”) 99-19, gross revenue is not recognized on the sale of the goods. Instead, revenue is recognized net of the costs of the goods. Provisions are made for estimated, sales returns and adjustments at the time revenue is recognized. The provisions were not material to the financial statements.

Accounts Receivable and Other Related Allowances—We estimate product returns, and other adjustments related to current period net sales to establish related allowances. In making these estimates, we analyze the creditworthiness of our customers, past experience, changes in customer demand, and the overall economic climate in industries that we serve. If actual product returns, warranty claims or other adjustments differ significantly from our estimates, the amount of revenue or operating expenses we report would be affected. One of our most significant credit risks is the ultimate realization of our accounts receivable. This risk is mitigated by (i) sales to well-established companies, (ii) ongoing credit evaluation of our customers, and (iii) frequent contact with our customers, especially our most significant customers, which enables us to monitor current changes in business operations and to respond accordingly. To establish our allowance for doubtful accounts, we regularly estimate the credit risk associated with accounts receivable and consider concentrations of credit risks. We evaluate credit risk related to specific customers based on the current economic environment; however, we are not able to predict the inability of our customers to meet their financial obligations to us. Our largest customer represented approximately 14% of our gross accounts receivable as of September 30, 2006. We believe the allowances that we have established are adequate under the circumstances; however, a change in the economic environment or a customer’s financial condition could cause our estimates of allowances, and consequently the provision for doubtful accounts, to change which could have a significant adverse impact on our results of operations.

Stock-Based Compensation—On October 2, 2005, we adopted SFAS No. 123R which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock units and purchase rights under our Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS No. 123R supersedes previous accounting under APB No. 25 for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 providing supplemental implementation guidance for SFAS No. 123R. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123R.

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

Upon adoption of SFAS No. 123R, we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock options and purchase rights under ESPP. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. For restricted stock units, compensation expense is calculated based on the fair market value of our stock on the date of grant. In regards to our performance restricted stock units, compensation expense is recognized pursuant to SFAS No. 123R only when we have met the performance probability criteria.

As a result of the adoption of SFAS No. 123R, our loss from continuing operations before income taxes and cumulative effect of accounting changes and net loss for the year ended September 30, 2006, was $6.6 million less than under our previous accounting methodology for share-based compensation. In addition, we recorded a benefit upon the adoption of SFAS No. 123R of approximately $5.7 million during the year ended September 30, 2006 which was recorded as cumulative effect of the accounting change.

Stock-Based Compensation (Restated)

As a result of the investigation which is described in Note 2 of the Notes to Consolidated Financial Statements, it was determined that the original measurement date used by us for accounting purposes (the “Record Date”) for most of the options and restricted stock issued by us from fiscal January 1997 to June 2006 did not correspond to the closing price of our common stock on the appropriate measurement date. With regard to these discrepancies, the Record Date originally used by us in some cases preceded the date a definitive list of equity award recipients was approved. In other cases the stock price declined and the Record Date used was subsequent to the completion of the definitive list.

As such, the revised measurement date was based on the date when the granting process of each of our grants were finalized (including any changes to the terms of the awards such as the number of options or restricted shares for any employee that received an award). To the extent any of these granting actions were not final for a specific grant, the measurement date was delayed for the award until all required actions relating to the grant were completed, including delaying the measurement date for awards for which the terms had not changed.

Generally, the date the grant was determined with finality and no longer subject to change was also the date which was defined as the latest possible date that all the conditions that constitute a measurement date could have existed under APB No. 25 (the “Outside Date”). An example of an Outside Date was the date at or around the date on which the option awards were communicated to the grant recipient. We believe that this is the appropriate way to establish the measurement date. However, in light of the significant judgment used by us in establishing revised measurement dates, alternate approaches to those used by us could have resulted in different compensation expense charges than those recorded by us in the restatement. For example, an alternative measurement date could be when communication occurred to a significant number of grant recipients included in an Annual grant rather than the Outside Date, when the option grant was determined in finality. Based on the available evidence and applying the lowest and highest trading prices of our common stock between alternative dates for each discrepant grant, the total cumulative pre-tax, non cash, stock compensation charge that could alternatively have been recognized by us ranged from approximately $176.1 million to $297.8 million for the fiscal periods 1997 through 2005.

Inventories—We state inventories at the lower of cost (first-in, first-out method) or market value. We regularly evaluate the carrying value of our inventories. Cost includes material, labor and manufacturing overhead incurred for finished goods and work-in-process. We determine expected inventory usage based on demand forecasts received from our customers. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable values. In addition, the ultimate realization of inventory carrying amounts is affected by our exposure related to changes in customer demand for inventory that they are not contractually obligated to purchase and raw materials held for specific customers who are experiencing financial difficulty. Inventory reserves are established based on forecasted demand, past experience with the specific customers, the ability to redistribute inventory to other programs or back to our suppliers, and the presence of contractual language obligating the customers to pay for the related inventory.

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

Restructuring Costs—We recognize restructuring charges related to our plans to exit certain activities resulting from the identification of excess manufacturing and administrative facilities that we choose to close or consolidate. In connection with our exit activities, we record restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed by management and accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities, and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Where applicable, employee termination costs are recorded pursuant to SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.” Fixed assets that are written off or impaired as a result of restructuring plans are typically held for sale or scrapped. The remaining carrying value of such assets was not material at September 30, 2006 and October 1, 2005. The recognition of restructuring charges requires our management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less selling costs, of property, plant and equipment to be disposed of. Management’s estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained, and the utilization of the provisions are for their intended purposes in accordance with developed exit plans.

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

The preparation of the goodwill and other intangible assets impairment analysis requires management to make significant estimates and assumptions with respect to the determination of fair values of reporting units and long-lived assets. These estimates and assumptions may significantly differ from period to period. During fiscal 2005, we recorded a goodwill impairment loss of $600 million for our domestic reporting unit. The factors that caused us to record a write-off of our deferred tax assets, which primarily related to U.S. operations coupled with the then-recent decline in the market price of our common stock, led us to record this goodwill impairment loss during fiscal 2005. In particular, the shift of operations from U.S. facilities and other facilities in high cost locations to facilities in lower-cost locations has resulted in restructuring charges and a decline in sales with respect to our U.S. operations. The fair market valuation of the reporting units was based on an income and market approach. As of the time we performed this analysis, there was no impairment of goodwill or long-lived assets associated with our international operations. In addition at July 1, of fiscal 2006, as well as at July 1, 2005 and 2004, we performed our annual impairment test pursuant to SFAS No. 142 and these tests did not identify any impairment losses. However, during fiscal 2006, we wrote off $3.8 million of goodwill as a result of our decision to align our original design manufacturer (“ODM”) business (see Note 9 of the Notes to Consolidated Financial Statements).

Income taxes—We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We believe that our accruals for tax liabilities are adequate for all open years, based on our assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. Although we believe that our accruals for tax liabilities are reasonable, tax regulations are subject to interpretation and the tax controversy process is inherently uncertain; therefore, our assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. To the extent that the probable tax outcome of these matters changes, such changes in estimates will impact the income tax provision in the period in which such determination is made.

We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax asset is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the “more likely than not” criteria established by SFAS No. 109, “Accounting for Income Taxes.” Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies.

During the fiscal 2005, we established a valuation allowance for our U.S. and certain other net deferred tax assets. This was primarily due to cumulative losses from prior years and uncertainty regarding our ability to generate certain minimum levels of future taxable income. Because of continuing losses during fiscal 2006 in the U.S. and certain other countries, we will continue to record a full valuation allowance on future tax benefits in the U.S. and certain foreign jurisdictions.

Results of Operations

Fiscal Years Ended September 30, 2006, October 1, 2005 and October 2, 2004

The following table sets forth, for the fiscal years indicated, certain statement of operations data expressed as a percentage of net sales.

	Fiscal Year ended
	September 30, 2006	October 1, 2005	October 2, 2004
		(Restated)	(Restated)
Net sales	100.0%	100.0%	100.0%
Cost of sales	94.3	94.6	95.0
Gross margin	5.7	5.4	5.0
Operating expenses:
Selling, general and administrative	3.4	3.1	2.8
Research and development	0.4	0.3	0.3
Amortization of intangible assets	0.1	0.1	0.1
In-process research and development	—	—	—
Goodwill impairment	—	5.1	—
Impairment of tangible assets	0.1	—	—
Restructuring costs	1.2	1.0	1.1
Total operating expenses	5.2	9.6	4.3
Operating income (loss)	0.5	(4.2)	0.7
Interest income	0.2	0.2	—
Interest expense	(1.1)	(1.3)	(0.9)
Loss on extinguishment of debt	(0.8)	—	—
Other expense, net	(0.2)	(0.2)	(0.1)
Interest and other expense, net	(1.9)	(1.3)	(1.0)
Loss before income taxes, extraordinary item and cumulative effect of accounting changes	(1.4)	(5.5)	(0.3)
Provision for income taxes	(0.1)	3.3	0.1
Loss before extraordinary item and cumulative effect of accounting changes	(1.3)	(8.8)	(0.4)
Extraordinary gain, net of tax	—	—	—
Cumulative effect of accounting changes	—	—	—
Net loss	(1.3)%	(8.8)%	(0.4)%

Net Sales

Net sales in fiscal 2006 decreased 6.6% to $11.0 billion from $11.7 billion in fiscal 2005. Approximately $772 million of the decline in sales in fiscal 2006 was due to decreased demand from existing customers in our personal and business computing business. The remaining decreases in sales for fiscal 2006 were primarily due to a decline in revenue of $262 million and $186 million from our enclosures and storage systems businesses, offset by an increase in other areas of our business.

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

Gross Margin (Restated)

Gross margin was 5.7% in fiscal 2006, 5.4% in fiscal 2005, and 5.0% in fiscal 2004. The increase in gross margin from fiscal 2005 to fiscal 2006 was primarily attributable to changes in product mix as discussed above in Net Sales and improved cost efficiencies. We expect gross margins to continue to fluctuate based on overall production and shipment volumes as well as changes in the mix of products demanded by our major customers. The increase in gross margin in fiscal 2005 from fiscal 2004 was primarily attributable to the changes in product mix.

Fluctuations in our gross margins may be caused by a number of factors, including:

•       Greater competition in the EMS and pricing pressures from OEMs due to the greater cost reduction focus of global OEMs;

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

Selling, General and Administrative (Restated)

Selling, general and administrative expenses were $364.5 million for fiscal 2006, $362.4 million for fiscal 2005, and $346.4 million for fiscal 2004. As a percentage of net sales, selling, general and administrative expenses were 3.4% for fiscal 2006, 3.1% for fiscal 2005, and 2.8% for fiscal 2004. The increase in terms of dollars from fiscal 2005 to fiscal 2006 was primarily attributable to additional expenses we incurred in connection with our investigation of stock option administration policies and procedures dating back to 1997 of approximately $10.9 million, reduction of recovery of previously reserved accounts receivable of $3.4 million offset by a reduction in stock-based compensation expense (from adoption of SFAS No. 123R in fiscal 2006) of $13.9M. The increase in selling, general and administrative expenses as a percentage of sales was primarily attributable to a decrease in net sales.

The selling, general and administrative expense increase in terms of both dollars and as a percentage of net sales in fiscal 2005 as compared to fiscal 2004 was primarily attributable to additional expenses incurred in connection with the implementation of new internal controls and evaluation and testing of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 aggregating to approximately $12 million and increases due to various items totaling $8.9 million, none of which are individually significant, partially offset by a recovery of reserves previously established for uncollectible accounts receivable of $5.4 million.

Research and Development (Restated)

Research and development expenses were $40.2 million for fiscal 2006, $31.0 million for fiscal 2005, and $30.6 million for fiscal 2004. As a percentage of net sales, research and development expenses were 0.4% for fiscal 2006, 0.3% for fiscal 2005 and 0.3% for fiscal 2004. The increases in research and development expenses in both dollars and as a percentage of net sales were primarily attributable to increased spending on certain ODM product initiatives in fiscal 2006.

Research and development expenses from fiscal 2004 to fiscal 2005 remained relatively flat.

Goodwill Impairment

During fiscal 2006, we recorded a goodwill impairment loss of $3.8 million due to our decision to align our ODM business to focus on joint development manufacturing opportunities at the end of the fourth quarter of fiscal 2006.

During fiscal 2005, we recorded a goodwill impairment loss of $600 million for our domestic reporting unit. The factors that caused us to record a write-off of our deferred tax assets, which primarily related to U.S. operations coupled with the then-recent decline in the market price of our common stock, led us to record this goodwill impairment loss during our second fiscal quarter. In particular, the shift of operations from U.S. facilities and other facilities in high cost locations to facilities in lower-cost locations has resulted in restructuring charges and a decline in sales with respect to our U.S. operations. The fair market valuation of the reporting units was based on an income and market approach. As of the time we performed this analysis, there was no impairment of goodwill or long-lived assets associated with our international operations. In addition at July 1 of fiscal 2006, as well as at July 1, 2005 and 2004, we performed our annual impairment test pursuant to SFAS No. 142 and these tests did not identify any impairment losses.

Impairment of Tangible and Intangible Assets

During fiscal 2006, we recorded an impairment of tangible and intangible assets of $7.9 million due to our decision to realign our ODM business to focus on joint development manufacturing opportunities at the end of the fourth quarter of fiscal 2006. In addition, we recorded an impairment of tangible assets of $7.2 million related to a manufacturing facility and to our ODM business as a result of our SFAS No. 144 impairment analysis in fiscal 2006.

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

Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable. For all other restructuring costs a liability is recognized in accordance with SFAS No. 146 only when incurred. Accrued restructuring costs are included in accrued liabilities in the Consolidated Balance Sheets.

Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 for fiscal 2004, 2005 and 2006:

	Employee Termination Benefits	Lease and Contract Termination Costs	Other Restructuring Costs	Impairment of Fixed Assets
	Cash	Cash	Cash	Non-Cash	Total
	(In thousands)
Balance at September 27, 2003	$3,870	$1,462	$—	$—	$5,332
Charges to operations	59,076	11,186	18,890	18,079	107,231
Charges utilized	(45,618)	(9,677)	(18,848)	(18,079)	(92,222)
Reversal of accrual	(1,832)	(1,384)	—	—	(3,216)
Balance at October 2, 2004	15,496	1,587	42	—	17,125
Charges to operations	84,451	14,070	6,404	6,932	111,857
Charges utilized	(64,823)	(12,533)	(6,446)	(6,932)	(90,734)
Reversal of accrual	(2,508)	—	—	—	(2,508)
Balance at October 1, 2005	32,616	3,124	—	—	35,740
Charges to operations	95,563	1,306	12,956	24,165	133,990
Charges utilized	(96,738)	(1,732)	(13,206)	(24,165)	(135,841)
Reversal of accrual	(4,790)	—	(40)	—	(4,830)
Balance at September 30, 2006	$26,651	$2,698	$(290)	$—	$29,059

During fiscal 2006, we recorded charges of approximately $129.1 million (net of $4.8 million reversal of accrual) related to restructuring activities pursuant to SFAS No. 146 and SFAS No. 112, all of which related to our phase three restructuring plan. These charges included employee termination benefits of approximately $95.6 million, lease and contract termination costs of approximately $1.3 million, other restructuring costs of approximately $13.0 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $24.2 million consisting of excess facilities and equipment to be disposed of. The employee termination benefits were related to the involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $99.0 million of employee termination benefits were utilized and a total of approximately 15,042 employees were terminated during fiscal 2006. We also utilized $1.7 million of lease and contract termination costs and $13.2 million of the other restructuring costs (other facilities charges) during fiscal 2006. We incurred charges to operations of $24.1 million during fiscal 2006 for the impairment of excess fixed assets at the vacated facilities, all of which were utilized as of September 30, 2006. We reversed approximately $4.8 million of accrued employee termination benefits. The reversal of accrual was primarily a result of the changes in estimates and economic circumstances.

During fiscal 2005, we recorded charges of approximately $109.3 million (net of $2.5 million reversal of accrual) related to restructuring activities pursuant to SFAS No. 146 and SFAS No. 112, of which $106.3 million related to our phase three restructuring plan and $3.0 million related to our phase two restructuring plan. These charges included employee termination benefits of approximately $84.5 million, lease and contract termination costs of approximately $14.1 million, other restructuring costs of approximately $6.4 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $6.9 million consisting of excess facilities and equipment to be disposed of. The employee termination benefits were related to the involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $64.8 million of employee termination benefits were utilized and a total of approximately 11,800 employees were terminated during fiscal 2005. We also utilized $12.5 million of lease and contract termination costs and $6.4 million of the other restructuring costs (other facilities charges) during fiscal 2005. We incurred charges to operations of $6.9 million during fiscal 2005 for the impairment of excess fixed assets at the vacated facilities, all of which were utilized as of October 1, 2005. We reversed approximately $2.5 million of accrued employee termination benefits. The reversal of accrual was a result of the changes in estimates and economic circumstances in one of our European entities.

In fiscal 2004, we recorded restructuring charges of approximately $107.2 million (net of $3.2 million reversal of accrual) related to restructuring activities initiated after January 1, 2003. With the exception of $7.8 million of restructuring charges associated with our phase three restructuring plan announced in July 2004, these restructuring charges were incurred in connection with our phase two restructuring plan announced in October 2002. These charges included employee termination benefits of approximately $59.0 million, lease and contract termination costs of approximately $11.2 million, other restructuring costs of approximately $18.9 million, primarily costs incurred to prepare facilities for closure, and impairment of fixed assets of $18.1 million consisting of excess facilities and equipment to be disposed of. The employee termination benefits were related to the involuntarily termination of approximately 2,000 employees, the majority of which were involved in manufacturing activities. Approximately $45.6 million of employee termination benefits were utilized during fiscal 2004 for the termination of approximately 1,900 employees. We also utilized $9.7 million of lease and contract termination costs and $18.8 million of the other restructuring costs during fiscal 2004. In fiscal 2004, we reversed approximately $1.8 million of accrued employee termination benefits and approximately $1.4 million of accrued lease costs due to revisions of estimates.

Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations generally at the commitment date. The accrued restructuring costs are included in “accrued liabilities” in the consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 and SFAS No. 112 for fiscal 2004, 2005 and 2006:

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets
	Cash	Cash	Non-cash	Total
	(In thousands)
Balance at September 27, 2003	$9,739	$14,490	$—	$24,229
Charges to operations	4,071	35,730	3,500	43,301
Charges utilized	(5,533)	(28,279)	(3,500)	(37,312)
Reversal of accrual	(7,050)	(7,016)	—	(14,066)
Balance at October 2, 2004	1,227	14,925	—	16,152
Charges to operations	2,285	2,522	4,107	8,914
Charges utilized	(3,010)	(7,890)	(4,107)	(15,007)
Balance at October 1, 2005	502	9,557	—	10,059
Charges to operations	1,549	2,577	(136)	3,990
Charges utilized	(545)	(4,424)	136	(4,833)
Reversal of accrual	(51)	(420)	—	(471)
Balance at September 30, 2006	$1,455	$7,290	$—	$8,745

The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

Fiscal 2002 Plans

September 2002 Restructuring.   During fiscal 2006, we recorded charges to operations of approximately $112,000 and utilized approximately $1.7 million related to the shutdown of facilities. In addition, $603,000 was charged to operations and utilized due to the impairment of fixed assets to be disposed of.

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

Fiscal 2001 Plans

Segerström Restructuring.   During fiscal 2005, we completed the restructuring activities at a cost of $835,000 which was related to accrued facility charges.

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

July 2001 Restructuring.   During fiscal 2006, we recorded approximately $1.5 million of accrued severance for our Mexican facilities. In addition, we recorded approximately $2.3 million and utilized $2.6 million of accrued costs related to the shutdown of facilities. We also incurred and utilized $234,000 for the impairment of fixed assets to be disposed of. Manufacturing activities at the plants affected by this plan had ceased by the fourth quarter of fiscal 2002; however, the leases of the related facilities expire between 2005 and 2010, therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

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

Cost associated with restructuring activities related to purchase business combinations are accounted for in accordance with EITF 95-3. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 for fiscal 2004, 2005 and 2006:

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets
	Cash	Cash	Non-cash	Total
	(In thousands)
Balance at September 27, 2003	$12,052	$13,612	$—	$25,664
Additions to restructuring accrual	10,858	—	6,024	16,882
Accrual utilized	(20,826)	(11,434)	(6,024)	(38,284)
Balance at October 2, 2004	2,084	2,178	—	4,262
Accrual utilized	(773)	(393)	—	(1,166)
Balance at October 1, 2005	1,311	1,785	—	3,096
Charges to Operations	114	125	—	239
Charges utilized	(40)	(1,804)	—	(1,844)
Reversal of accrual	(687)	—	—	(687)
Balance at September 30, 2006	$698	$106	$—	$804

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

SCI Acquisition Restructuring.   In December 2001, we merged with SCI in a purchase business combination and formally changed our name to Sanmina-SCI Corporation. In fiscal 2004, we utilized a total of approximately $11.4 million of facilities-related accruals and $3.4 million of accrued severance. During fiscal 2005, we utilized $731,000 related to employee severance and utilized $393,000 due to facilities shutdown. During fiscal 2006, we utilized a total of $1.7 million of facilities-related accruals and reversed $687,000 of accrued severance due to a change in estimate.

During fiscal 2005 year end, we realigned our structure based on different types of manufacturing services offered to our customers. As a result, our operating segments have changed resulting in the identification of two new reportable segments (Standard Electronic Manufacturing Services and Personal and Business Computing). In fiscal 2004, we reported our segmented information based on geographical locations (refer to Note 22 of the Notes to Consolidated Financial Statements). The following table summarizes the total restructuring costs incurred with respect to our reported segments:

	Fiscal Year Ended
	September 30,	October 1,	October 2,
	2006	2005	2004	Total
	(In thousands)
Personal computing	$46,999	$41,674	$7,561	$96,234
Standard electronic manufacturing services	85,231	74,571	125,130	284,932
Total	$132,230	$116,245	$132,691	$381,166
Cash	$108,201	$107,423	$111,671	$327,295
Non-cash	24,029	8,822	21,020	53,871
Total	$132,230	$116,245	$132,691	$381,166

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

On November 16, 2006, we announced two strategic decisions: to realign our ODM activities to focus on joint development manufacturing and to create a more separable personal and business computing business unit. We also announced that we may further consolidate operations in higher-cost geographies to further enhance profitability. We expect to record additional charges that are currently not estimable related to these anticipated actions during fiscal year 2007.

We plan to fund cash restructuring costs with cash flows generated by operating activities.

Interest Expense

Interest expense was $121.8 million in fiscal 2006, $147.3 million in fiscal 2005, and $115.3 million in fiscal 2004. The decrease in interest expense from fiscal 2005 to fiscal 2006 is primarily attributed to the retirement of the high yield 10.375% Notes during the second quarter ended April 1, 2006 and a $61 million reduction in overall debt.

Although average debt balances were down, interest expense increased in fiscal 2005 from fiscal 2004, primarily due to higher interest rates on our 6.75% Notes which replaced the Zero Coupon Debentures (4%), and the write-off of deferred financing costs of $6.1 million in connection with the redemption of our Zero Coupon Debentures.

Loss on Extinguishment of Debt (Restated)

On February 15, 2006, we issued $600 million aggregate principal amount of our 8.125% Notes. In connection with the debt issuance, we also made a cash tender offer for the redemption of all of our $750 million aggregate principal amount of our outstanding 10.375% Senior Subordinated Notes. The 10.375% Notes, which had been previously swapped to floating, cost us approximately $80 million in annual interest expense. In the process of evaluating our capital structure and other alternatives, we concluded on a net present value basis that our best economic strategy was to tender for the 10.375% Notes. The refinancing resulted in interest expense savings of approximately $31 million per year; was cash flow positive by approximately $21 million per year, net of forgone interest income on cash used; and was positive on a net present value basis over the long-term and extend our debt maturities, by way of issuance of the 8.125% Notes. The refinancing was also accretive to future earnings by approximately $0.05 per share per annum.

The 10.375% Notes were redeemed in full. As a result of the 10.375% Notes redemption, we recorded a loss on extinguishment of debt of approximately $84.6 million during the quarter ended April 1, 2006. The loss was comprised of $70.8 million of redemption premium, $2.2 million related to interest rate swap termination, $13.9 million in unamortized financing fees relating to the 10.375% Notes and $0.9 million of tender expenses offset by $3.2 million unamortized gain from previously terminated swaps. The tender offer was financed by net proceeds from the 8.125% Notes offering together with approximately $263.8 million of existing cash.

Other Expense, net (Restated)

Other expense, net was $(16.5) million in fiscal 2006, $(22.2) million in fiscal 2005, and $(13.9) million in fiscal 2004. The following table summarizes the major component of other expense, net:

	Fiscal Year Ended
	September 30, 2006	October 1, 2005	October 2, 2004
		(Restated)	(Restated)
Foreign exchange losses	$(3.9)	$(6.2)	$(2.3)
Interest rate swap	(9.0)	(17.1)	—
Loss from investment	(2.8)	—	(15.8)
Gain from sale of available-for-sale securities/ investments	—	—	1.1
Other, net	(0.8)	1.1	3.1
Total other expense, net	$(16.5)	$(22.2)	$(13.9)

The reduction of other expense, net, from $22.2 million in fiscal 2005 to $16.5 million in fiscal 2006 was mainly attributable to the change in the market value and additional interest expense on the interest rate swap on the 10.375% Notes as well as increased effectiveness of hedging of our foreign currency exposures, offset by write-off of $2.8 million related to an other-than-temporary impairment of one of our long-term investments in fiscal 2006.

The increase of other expense, net, from $13.9 million in fiscal 2004 to $22.2 million in fiscal 2005 was mainly attributable to the interest rate swap on the 10.375% Notes in fiscal 2005 and elimination of equity loss from a 49.9% ownership interest in Inboard, a manufacturer of complex printed circuit boards located in Germany in fiscal 2005. We acquired the remaining 50.1% ownership from Siemens A.G. in fiscal 2004.

Provision for (Benefit from) Income Taxes (Restated)

Our effective tax rate was (3.84)% during fiscal 2006, 61.60% during fiscal 2005, 50.03% and during fiscal 2004. The effective tax rate for fiscal 2006 is substantially lower than the federal statutory rate due primarily to a favorable income tax adjustment of $39.0 million relating to previously accrued income taxes that were reversed as a result of a settlement reached with the U.S. Internal Revenue Service and related closing of statutes of limitations. The settlement was in relation to certain U.S. tax audits. Notification of approval of the settlement by the Congressional Joint Committee on Taxation was received in the first quarter of fiscal year 2006. The total adjustment to previously accrued income taxes was $105.6 million, of which $39.0 million was recorded as an income tax benefit to earnings during fiscal 2006. The remaining $66.6 million was recorded as an adjustment to goodwill for pre-merger tax items associated with SCI Systems, one of our subsidiaries.

The effective tax rate for fiscal 2005 is substantially higher than the federal statutory rate due primarily to the establishment of a valuation allowance for deferred tax assets of the U.S. and selected foreign jurisdictions and the impact of non-deductible goodwill impairment during fiscal 2005. Because of continuing losses during fiscal 2006 in the U.S. and certain other countries, we continue to record a full valuation allowance on future tax benefits in the U.S. and certain foreign jurisdictions.

The effective tax rate for fiscal 2004 is substantially higher than the federal statutory rate due to the impact of deemed dividends arising from intercompany transactions between us and certain of its controlled foreign corporations.

Cumulative Effect of Accounting Changes, Net of Tax

Cumulative effect of accounting changes, net of tax, was a net benefit of $2.8 million which resulted from the adoption of SFAS No. 123R and FIN No. 47 during fiscal 2006.

During the fourth quarter of fiscal 2006, we accrued $5.3 million of environmental costs in regards to the adoption of FIN No. 47, of which $2.9 million was recorded as cumulative effect of accounting changes, net of tax. In addition, a one-time, non-cash benefit of approximately $5.7 million for estimated future forfeitures of restricted stock awards previously expensed was recorded as of the SFAS No. 123R implementation date and reported as a cumulative effect of accounting changes, net of tax. Pursuant to APB No. 25, stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

Liquidity and Capital Resources

	Fiscal Year Ended
	September 30, 2006	October 1, 2005	October 2, 2004
		(Restated)	(Restated)
	(In thousands)
Net cash provided by (used in):
Operating activities	$(334,304)	$415,994	$215,844
Investing activities	(86,167)	(170,050)	(116,393)
Financing activities	(144,059)	(239,247)	86,823
Effect of exchange rate changes	(11,694)	(8,091)	(6,401)
Increase (decrease) in cash and cash equivalents	$(576,224)	$(1,394)	$179,873

Cash, cash equivalents and short-term investments were $505.6 million at September 30, 2006 and $1.2 billion at October 1, 2005, including restricted cash of $13.8 million and $25.5 million at September 30, 2006 and October 1, 2005, respectively.

Net cash (used in) provided by operating activities was $(334.3) million for fiscal 2006, $416.0 million for fiscal 2005, and $216.0 million for fiscal 2004. Cash used in operating activities of $334.3 million for fiscal 2006 was primarily due to an increase in inventory attributable to our efforts to drive materials loading to customer request dates in order to provide better product mix and upside flexibility for some of our long-term strategic customers and a decrease in accounts payable and accrued liabilities due to payments made to vendors. Cash provided by operating activities for fiscal 2005 was primarily the result of $223 million in proceeds from the sales of accounts receivable and cash generated from a reduction in inventory balances, partially offset by an increase in accounts receivable (excluding the impact of the sales) and a decrease in accounts payable from fiscal 2004. Cash provided by operating activities in fiscal 2004 was primarily the result of improved working capital management as evidenced by reduced cash cycle days in fiscal 2004. Absent the improvement in cash cycle days, we would have used cash from operating activities in fiscal 2004 due to growth in sales and business activities. While accounts receivable increased in fiscal 2004, this increase was offset by a $121.3 million accounts receivable payment acceleration by a customer. Working capital was $1.6 billion and $1.7 billion at September 30, 2006 and October 1, 2005, respectively.

Net cash used in investing activities was $86.2 million for fiscal 2006, $170.1 million for fiscal 2005, and $116.4 million for fiscal 2004. Net cash used in investing activities for fiscal 2006 was primarily due to the purchase of approximately $139.2 million of additional property, plant and equipment in lower cost regions and payments of approximately $44.7 million for businesses acquired, offset by approximately $74.8 million of proceeds from the sales and maturity of our short-term investments and $42.5 million of proceeds from the sale of property, plant and equipment. Net cash used in fiscal 2005 was primarily related to our payment of $77.0 million to acquire Pentex Schweizer Circuits Limited, or Pentex. As a result of cash provided by operating activities, we had increased our holdings of short-term investments by $37.3 million. Our capital expenditures, net of proceeds from sale of assets, in fiscal 2005 were $34.4 million. The decrease in cash used for investing activities in fiscal 2004 was primarily due to less cash being expended for business acquisitions, decreased purchases of short-term investments and increased proceeds from maturities of short-term investments, offset by increased capital expenditures and purchases of long-term investments.

Net cash (used in) provided for financing activities was $(144.1) million of fiscal 2006, $(239.2) million for fiscal 2005, and $86.8 million for fiscal 2004. Net cash used in financing activities for fiscal 2006 was primarily related to the redemption of our 10.375% Senior Secured Notes of $851.5 million partially offset by proceeds from issuance of our 8.125% Notes due 2016 (net of issuance costs) of $587.1 million, receipt of $22.5 million in restricted cash associated with the termination of the interest rate swap related to the

10.375% Senior Secured Notes, proceeds of $12.8 million from the employee stock purchase plan and exercise of common stock options by our employees and $100.0 million of outstanding borrowings under our Senior Credit Facility as of September 30, 2006. Net cash used in financing activities for fiscal 2005 was primarily related to the repurchase of $224.8 million of the Zero Coupon Subordinated Debentures in September 2005. Net cash provided by financing activities for fiscal 2004 was primarily related to the relief of restricted cash of $90.4 million into cash and cash equivalents and proceeds from the sale of common stock of $35.7 million, partially offset by payments of long-term debt and notes and credit facilities, net of $21.8 million and $17.4 million, respectively.

8.125% Senior Subordinated Notes.   On February 15, 2006, we issued $600 million aggregate principal amount of 8.125% Senior Subordinated Notes due 2016 (the “8.125% Notes”). Interest is payable on the 8.125% Notes on March 1 and September 1 of each year, beginning on September 1, 2006. The maturity date of the 8.125% Notes is March 1, 2016. Debt issuance costs of $12.9 million are included in prepaid expenses and other current assets and other non-current assets and amortized over the life of the debt as interest expense. The 8.125% Notes are unsecured and subordinated in right of payment to all of our existing and future senior debt, as defined in the indenture under which the 8.125% Notes were issued.

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

On January 3, 2007, the Company and U.S. Bank National Association, as trustee, entered into a supplemental indenture to the indenture under which the Company’s 8.125% Senior Subordinated Notes due 2016 were issued. As permitted by the indenture, the supplemental indenture released each of the notes guarantors from its respective obligations under its notes guarantee and the indenture.

6.75% Senior Subordinated Notes.   On February 24, 2005, we issued $400 million aggregate principal amount of our 6.75% Senior Subordinated Notes due 2013 (the “6.75% Notes”). Interest is payable on the 6.75% Notes on March 1 and September 1 of each year, beginning on September 1, 2005. The maturity date of the 6.75% Notes is March 1, 2013. In June 2005, we completed an exchange offer pursuant to which substantially all of the 6.75% Notes were exchanged for notes registered under the Securities Act of 1933. These notes evidence the same debt as the original 6.75% Notes and are issued and entitled to the benefits of the same indenture that governs the original the 6.75% Notes except that they are not subject to transfer restrictions.

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

On January 3, 2007, the Company and U.S. Bank National Association, as trustee, entered into a supplemental indenture to the indenture under which the Company’s 6.75% Senior Subordinated Notes due 2013 were issued. As permitted by the indenture, the supplemental indenture released each of the notes guarantors from its respective obligations under its notes guarantee and the indenture.

8.125% and 6.75% Senior Subordinated Notes.   On September 6, 2006, we completed its consent solicitation from the holders of its 6.75% Notes and from the holders of 8.125% Notes. Holders of a majority of the outstanding aggregate principal amount of its 6.75% Notes and 8.125% Notes submitted, and did not revoke, letters of consent prior to the expiration of the consent solicitation period. Pursuant to the consent, we received a waiver, until December 14, 2006, of any default or event of default under the terms of the indentures governing such notes that may arise by virtue of our failure to file with the Securities and Exchange Commission and furnish to the trustee and holders of such notes certain reports required to be filed under the Securities Exchange Act of 1934. We incurred $12.5 million in aggregate consent fees. These fees have been capitalized and are being amortized over the remaining life of the 6.75% Notes and 8.125% Notes, respectively. The waiver for each series of notes became effective following the payment of the consent fee to each consenting holder of such series of notes, which we paid on September 11, 2006. We filed Form 10-Q for the quarter ended July 1, 2006 with the Securities and Exchange Commission on December 13, 2006. As a result of filing the Form 10-Q before December 14, 2006, we were not in default under the terms of the indentures governing such notes as of December 14, 2006.

The Company has not timely filed with Securities and Exchange Commission or furnished to the trustee and holders of the 6.75% and 8.125% notes certain fiscal 2006 year-end reports and information required to be filed under the Securities and Exchange Act of 1934 as required by the 6.75% and 8.125% note indenture agreements. Filing the Form 10-K with the Securities and Exchange Commission and furnishing the required information to the trustee and note holders prior to January 14, 2007, the Company’s non compliance with this covenant provision will be cured.

10.375% Senior Secured Notes due 2010.   On December 23, 2002, we issued $750.0 million of 10.375% Senior Secured Notes due January 15, 2010 (the “10.375% Notes”) in a private placement to qualified investors as part of a refinancing transaction pursuant to which we also entered into a $275.0 million senior secured credit facility. On February 28, 2006, the Offer to Purchase and Consent Solicitation by us (the “Offer to Purchase”) for any or all of its $750 million 10.375% Notes expired. The total consideration was $1,103.17, which represented the present value of the remaining scheduled payments of principal and interest on the 10.375% Notes due on January 15, 2007 (which is the earliest redemption date for the 10.375% Notes) determined using a discount factor equal to the yield on the Price Determination Date of February 13, 2006 of the 3% U.S. Treasury Notes due December 31, 2006 plus 50 basis points and included a consent fee and accrued and unpaid interest. In conjunction with the offer, we solicited consents to proposed amendments to the indenture governing the 10.375% Notes, which eliminated substantially all of the restrictive covenants and certain events of default in the indenture.

We offered a consent payment (which is included in the total consideration described above) of $30.00 per $1,000 principal amount of 10.375% Notes to holders who validly tendered their 10.375% Notes and delivered their consents prior to the Consent Payment Deadline of February 13, 2006. Holders who tendered their 10.375% Notes after the Consent Payment Deadline but prior to the expiration date received total consideration referred to above, less the consent payment, plus accrued and unpaid interest to the payment date.

As a result of our offer to purchase the 10.375% Notes on January 31, 2006, we purchased approximately $721.7 million in aggregate principal. All of the net proceeds of $587 million from the issuance of the 8.125% Notes, together with approximately $239.2 million cash on hand were used to repurchase the 10.375% Notes. Additionally, in connection with the termination of the interest rate swap related to the 10.375% Notes, we released $22.5 million in restricted cash.

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

3% Convertible Subordinated Notes due 2007.   In March 2000, SCI Systems, Inc., one of our wholly owned subsidiaries (“SCI Systems”) issued $575.0 million aggregate principal amount of 3% Convertible Subordinated Notes due March 15, 2007 (“3% Notes”). Interest on the 3% Notes is payable semi-annually on each March 15 and September 15. In connection with the merger with SCI, we entered into a supplemental indenture with respect to the 3% Notes providing a guaranty for the 3% Notes and allowing for the conversion of the 3% Notes into shares of our common stock, at a conversion price of $41.35 per share, subject to adjustment in certain events. The 3% Notes were subordinated in right of payment to all existing and future senior debt, as defined, of Sanmina-SCI. The 3% Notes were redeemable at SCI’s option at any time on or after March 20, 2003, although there was no mandatory redemption prior to final maturity. During fiscal 2003, we repurchased approximately $50.0 million aggregate principal amount of our 3% Convertible Subordinated Notes due 2007 through unsolicited privately negotiated transactions.

On October 13, 2006, SCI Systems initiated, in accordance with the terms thereof, the satisfaction and discharge of the Indenture, dated as of March 15, 2000, by and between SCI Systems and The Bank of New York Trust Company, National Association, as trustee (as supplemented, the “Indenture”), pursuant to which SCI Systems issued its 3% Notes due 2007. As a result, $532,875,000 in cash was deposited with the trustee, which amount is equal to the principal and interest due on the 3% Notes at maturity on March 15, 2007. The net proceeds obtained from the Senior Unsecured Term Loan (see below) were used to initiate the satisfaction and discharge of the 3% Notes. Accordingly, the outstanding balance of the 3% Notes is included in long-term debt as of September 30, 2006.

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

On August 10, 2006, we entered into a Letter Waiver (“Credit Agreement with Waiver Letter”) with the lenders under its Restated Credit Agreement, which waiver was extended multiple times pursuant to a Letter Waiver Extension entered into most recently on December 7, 2006 (the “December Waiver”). Pursuant to the December Waiver, the lenders under the Restated Credit Agreement waived compliance by us with the requirements of the Restated Credit Agreement to deliver financial statements and the compliance certificate for the quarter ended July 1, 2006 and any cross defaults with other indebtedness that may arise from such failure through December 14, 2006. The December Waiver provided the waiver termination date for the Credit Agreement Waiver Letter to December 14, 2006, provided, that if the required date of delivery of the financial statements for the fiscal quarter ended July 1, 2006 under our 8.125% Notes and 6.75% Notes has been extended (by waiver or otherwise) beyond December 14, 2006, the waiver terminates on the earlier of (i) March 31, 2007 and (ii) the third business day preceding the required date of delivery beyond December 14, 2006 for such financial statements as provided in the initial extension thereof by the respective requisite holders of such Notes. We filed Form 10-Q for the quarter ended July 1, 2006 with the Securities and Exchange Commission on December 13, 2006. As a result of filing the Form 10-Q before December 14, 2006, we were not in default under the terms of the indentures governing such notes as of December 14, 2006.

In addition, the December Waiver waived compliance by us with the requirements of the Restated Credit Agreement to deliver financial statements, related reports, statements and a compliance certificate for the fiscal year ended September 30, 2006 and any cross defaults with other indebtedness that may arise from such failure through January 10, 2007, provided, that if the required date of delivery of the financial statements for the 2006 fiscal year under our 8.125% Notes and the 6.75% Notes has been extended (by waiver or otherwise) beyond January 10, 2007, the earlier of (i) March 31, 2007 or (ii) the third business day preceeding the required date of delivery beyond January 10, 2007 for such financial statements as provided in the initial extension thereof by the respective holders of such Notes. During the same period, the lenders waived compliance with certain conditions to extensions of credit under the Restated Credit Agreement.

On December 29, 2006, the Company entered into an amendment and waiver to the Restated Credit Agreement. Among other things, this amendment amended the minimum required levels for both financial covenants and certain related definitions and waived the violation of one of the financial covenants for the fiscal quarter ended September 30, 2006.

After giving effect to the Credit Agreement Waiver Letter and the December 29, 2006 amendment and waiver, we were in compliance with the covenants under the Restated Credit Agreement as of September 30, 2006.

There was approximately $100 million of loans outstanding under the Restated Credit Agreement as of September 30, 2006.

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

The loans will bear interest at our election at either the prime rate plus a margin or at an adjusted LIBOR rate plus 2.5%. On the 181st day after closing, the margins with respect to all loans will increase by 0.5% for the remaining life of the loans. Interest is payable quarterly in arrears with respect to prime rate loans. Interest is payable at the end of each interest period in the case of LIBOR rate loans depending on our election of the length of borrowing period (i.e. one month, three months or six months). Principal, together with accrued and unpaid interest, is due at maturity. In addition, we are required to make mandatory prepayments of principal with the net cash proceeds from the sale of certain assets and the incurrence of certain debt.

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

On July 14, 2006, Sanmina-SCI UK Limited and Sanmina-SCI Hungary Electronics Limited Liability Company (each, a “Subsidiary”), wholly-owned subsidiaries, each entered into an Amended and Restated Committed Account Receivable Purchase Agreement (collectively, the “Receivables Agreements”) with a financial institution (the “Bank”), amending and restating the original receivables agreements entered into on April 1, 2005. The Receivables Agreements permit the Subsidiaries to sell specified accounts receivable to the Bank from time to time with an aggregate purchase price under both Receivables Agreements of up to $150.0 million. The Receivables Agreement has a term expiring on July 14, 2007. Under the terms of the Receivables Agreements, either the Subsidiary party or the Bank may terminate the agreement by not less than 90 days prior written notice to the other party.

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

On September 23, 2005, our Subsidiaries in Hungary and Mexico entered into a Revolving Trade Receivables Purchase Agreement (the “Bank Receivables Agreement”) with banks and financial institutions (“the Purchasers”). The Receivables Agreement has a term of two years and permits the Subsidiaries to sell specified accounts receivable to the Purchasers from time to time. The amount of the face/invoice amount of receivable sold to the Purchasers and outstanding may not exceed $100.0 million. The Bank Receivables Agreement allows for the designation of additional subsidiaries and the increase of the aggregate investment limits of the Purchasers to up to $400.0 million, in each case subject to the satisfaction of the conditions set forth in the Bank Receivables Agreement including the agreement of the Purchasers to increase their respective investment limits.

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

In addition, on December 8, 2006, we entered into a Letter Waiver with the purchasers under the Bank Receivables Agreement which waives compliance by us with the requirements of the Receivables Purchase Agreement to deliver financial statements and related reports for the fiscal year ended September 30, 2006 and any cross defaults with other indebtedness that may arise from such failure through the later to occur of (i) January 10, 2007 and (ii) the earlier of (A) March 31, 2007 and (B) if the required date of delivery of the financial statements for our fiscal year ended September 30, 2006 under our 8.125% Notes and 6.75% Notes has been extended (by waiver or otherwise) beyond January 10, 2007, the third business day preceeding the required date of delivery beyond January 10, 2007 for such financial statements as provided in the initial extension thereof by the respective holders of such Notes. During the same waiver period, the purchasers waived compliance with certain conditions to the sale of receivables under the Bank Receivables Agreement.

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

Accounts receivable sales under these agreements were $1.5 billion in the aggregate through September 30, 2006. Receivables sold under the Receivables Agreements and Bank Receivables Agreement are subject to certain limited recourse provisions. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability,” accounts receivable sold will be removed from the Consolidated Balance Sheet and will be reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. As of September 30, 2006, $299.0 million of sold accounts receivable remain subject to certain recourse provisions. We have not experienced any credit losses under these recourse provisions. The amounts of discount charge recorded during the periods were not material to the financial statements.

As of September 30, 2006 there were no other term loans. At October 1, 2005, we had $1.3 million of other term loans at interest rates that fluctuate.

Contractual Obligations

The following is a summary of our long-term debt, and capital and operating lease obligations and commitments as of September 30, 2006:

		Fiscal Year(s)
	Total	2007	2008	2009	2010	2011	Thereafter
	Dollars in thousands
Long-term debt and capital lease obligations(1)	$2,257,002	$717,225	$75,858	$75,750	$75,750	$75,750	$1,236,669
Operating leases(2)	74,617	19,056	14,129	8,023	5,616	4,621	23,172
Total contractual obligations	$2,331,619	$736,281	$89,987	$83,773	$81,366	$80,371	$1,259,841

(1)          In February 2006, we repurchased the remaining Zero Coupon Subordinated Debentures due 2020. Future payments in fiscal 2007 include interest on long term debt of $9.9 million.

(2)          Future operating lease payments include the obligations for closed facilities (totaling approximately $7.8 million) which have been fully or partially accrued in restructuring costs.

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

Certain acquisition agreements that we entered into in connection with purchase business combinations may require us to pay additional consideration determined by the future performance of the acquired entity. The amount and likelihood of the payments are not determinable as of September 30, 2006.

We provided guarantees to various third parties in the form of letters of credit totaling $29.6 million as of September 30, 2006. The letters of credit cover various guarantees including workers’ compensation claims and customs duties.

We have defined benefit pension plans (refer to Note 17 of the Notes to Consolidated Financial Statements).

Our future needs for financial resources include increases in working capital to support anticipated sales growth, investments in manufacturing inventory, facilities and equipment, and repayments of outstanding indebtedness. We have evaluated and will continue to evaluate possible business acquisitions within the parameters of the restrictions set forth in the agreements governing certain of our debt obligations. These possible business acquisitions could require substantial cash payments. Additionally, we anticipate incurring additional expenditures in connection with the integration of our recently acquired businesses and our restructuring activities. We expect to incur additional cash restructuring charges in fiscal 2007 which are currently not estimable.

We believe that our existing cash resources, together with cash generated from operations, will be sufficient to meet our working capital requirements through at least the next 12 months. Should demand for our products decrease over the next 12 months, the available cash provided by operations could be negatively impacted. Other sources of liquidity include our available line of credit and sale of accounts receivable. We may also seek to raise additional capital through the issuance of either debt or equity securities. Our senior secured credit facility, the indentures governing our 8.125% Notes and our 6.75% Notes and our senior unsecured term loan include covenants that, among other things, limit in certain respects us and our restricted subsidiaries from incurring debt, making investments and other restricted payments, paying dividends on capital stock, redeeming capital stock or subordinated obligations and creating liens. In addition to existing collateral and covenant requirements, future debt financing may require us to pledge assets as collateral and comply with financial ratios and covenants. Equity financing may result in dilution to stockholders.

Recent Accounting Pronouncements

On September 13, 2006, the Financial Accounting Standards Board (“FASB”) issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108, addresses quantifying the financial statement effects of misstatements; specifically, how the effects of prior year uncorrected misstatements must be considered in quantifying misstatements in the current year financial statements. In addition, SAB No. 108 provides guidance on the correction of misstatements, including the correction of prior period financial statements for immaterial misstatements. Importantly, SAB No. 108 offers a “one-time” special transition provision for correcting certain prior year misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We expect to adopt this standard at September 29, 2007. We do not expect the adoption of SAB No. 108 to have a material impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” The statement requires an employer to recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status. The measurement date of the plans’ assets and obligations that determine the funded status will be as of the end of the employer’s fiscal year. The statement will be effective in fiscal 2007. We are currently reviewing the statement to determine the potential impact to our financial position, results of operations, and related cash flows.

In July 2006, the FASB issued FIN No. 48 as an interpretation of SFAS No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, that the adoption of this standard will have on our financial position or results of operations.

In March 2005, the FASB issued FIN No. 47 as an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We have adopted this standard in the fourth quarter of fiscal 2006, and as a result, increased our environmental accrual by $5.3 million on the Consolidated Balance Sheet as of September 30, 2006 and recorded a charge of $2.9 million to cumulative effect of accounting changes on the Consolidated Statement of Operations for the year ended September 30, 2006.

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

Quarterly Results (Unaudited)

The following tables contain selected unaudited quarterly financial data for the eight fiscal quarters in the period ended September 30, 2006. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not be considered indicative of the results to be expected from any future period.

The selected quarterly information has been restated for all quarters of fiscal 2005 and the first two quarters of fiscal 2006 from previously reported information filed on Form 10-Q and Form 10-K, as a result of the restatement of our financial results discussed in this Annual Report on Form 10-K.

	Fiscal Year ended September 30, 2006
	First Quarter (Restated)	Second Quarter (Restated)	Third Quarter	Fourth Quarter(3)
Net sales	$2,861,797	$2,668,418	$2,707,900	$2,717,306
Gross profit	$168,487	$164,559	$162,138	$126,552
Gross margin	5.9%	6.2%	6.0%	4.7%
Operating income (loss)	$31,476	$44,412	$(15,146)	$(7,425)
Operating margin (loss)	1.1%	1.7%	(0.6)%	(0.3)%
Net income (loss)	$17,394	$(76,062)	$(54,802)	$(28,087)
Basic net income (loss) per share	$0.03	$(0.14)	$(0.10)	$(0.05)
Diluted net income (loss) per share	$0.03	$(0.14)	$(0.10)	$(0.05)

	Fiscal Year ended October 1, 2005
	First Quarter (Restated)(2a)	Second Quarter (Restated)(1)(2b)	Third Quarter (Restated)(2c)	Fourth Quarter (Restated)(2d)
Net sales	$3,252,706	$2,885,402	$2,831,264	$2,765,302
Gross profit	$174,265	$150,347	$153,376	$152,194
Gross margin	5.4%	5.2%	5.4%	5.5%
Operating income (loss)	$53,592	$(603,730)	$22,628	$37,749
Operating margin (loss)	1.6%	(20.9)%	0.8%	1.4%
Net income (loss)	$(1,892)	$(1,019,948)	$(4,116)	$(7,991)
Basic net income (loss) per share	$0.00	$(1.96)	$(0.01)	$(0.02)
Diluted net income (loss) per share	$0.00	$(1.96)	$(0.01)	$(0.02)

(1)          Includes a goodwill impairment charge of $600 million and $379 million for a deferred tax asset valuation allowance.

(2)          As a result of our ongoing efforts to remediate the conditions that resulted in the material weakness disclosed in Item 9A of our 2004 Annual Report on Form 10-K, several adjustments were identified and recorded in the Condensed Consolidated Statement of Operations for the three month periods ended July 2, 2005 and October 1, 2005 which relate to previous periods.  The cumulative effect on the quarterly results of operations is as follows:

(a)          Three month period ended January 1, 2005: (1) our gross margin of 5.4% (restated) would have been approximately 4.6%, (2) the operating income (restated) of $54 million would have been approximately $26 million, (3) the tax provision (restated) of $21 million would have been approximately $11 million and (4) the net loss (restated) of $1.9 million would have been a net loss of approximately $16 million.

(b)         Three month period ended April 2, 2005: (1) our gross margin (restated) of 5.2% would have been approximately 4.8%, (2) the operating loss (restated) of $604 million would have been approximately $614 million loss, (3) the tax provision (restated) of $361 million would have been approximately $366 million and (4) the net loss (restated) of $1,020 million would have been approximately $1,031 million.

(c)          Three month period ended July 2, 2005: (1) our gross margin (restated) of 5.4% would have been approximately 5.8%, (2) the operating income (restated) of $23 million would have been approximately $33 million, (3) the tax provision (restated) of $6 million would have been approximately $13 million and (4) the restated net loss of $4.1 million would have been approximately $1 million loss.

(d)         Three month period ended October 2, 2005: (1) our gross margin (restated) of 5.5% would have been approximately 6.2%, (2) the operating income (restated) of $38 million would have been approximately $55 million, (3) the tax provision (restated) of $7 million would have been approximately $2 million benefit and (4) the net loss (restated) of $8.0 million would have been approximately $20 million net income.

We concluded that these adjustments were not material to any of the periods affected pursuant to APB No. 28 “Interim Financial Reporting” and SAB No. 99 “Materiality”.

(3)          Includes a charge under cost of sales of approximately $15 million associated with excess and obsolete inventories in our ODM business. The results also include a goodwill impairment charge of $3.8 million and impairment of tangible and intangible assets of $7.9 million as a result of our decision to realign our ODM business to focus on joint development manufacturing opportunities at the end of the fourth quarter of fiscal 2006. Additionally, it includes an impairment of tangible assets related to a manufacturing facility and our ODM business of $7.2 million as a result of our SFAS No. 144 impairment analysis.

The following tables present the impact of the financial statement adjustments on our previously reported Condensed Consolidated Statements of Operations for the three month periods ended December 31, 2005 and April 1, 2006:

	Three Months Ended				Three Months Ended
	December 31, 2005 (Restated) (Unaudited)				April 1, 2006 (Restated) (Unaudited)
	Previously Reported	Adjustments		As Restated	Previously Reported	Adjustments		As Restated
		(In thousands, except per share amount)
Net sales	$2,861,797	—		$2,861,797	$2,668,418	$—		$2,668,418
Cost of sales	2,692,117	1,193	A	2,693,310	2,503,810	49	A	2,503,859
Gross profit	169,680	(1,193)		168,487	164,608	(49)		164,559
Operating expenses:
Selling, general, administrative and research and development	97,627	1,523	A	99,150	97,324	159	A	97,483
Amortization of intangible assets	2,233	—		2,233	2,071	—		2,071
Restructuring costs	35,628	—		35,628	20,593	—		20,593
Total operating expenses	135,488	1,523		137,011	119,988	159		120,147
Operating income (loss)	34,192	(2,716)		31,476	44,620	(208)		44,412
Interest income	5,925	—		5,925	5,091	—		5,091
Interest expense	(34,248)	1,296	B	(32,952)	(32,989)	2,265	B	(30,724)
Loss on extinguishment of debt	—	—		—	(112,166)	27,566	B	(84,600)
Other income (expense), net	1,054	(6,761	)B	(5,707)	(1,417)	(2,265	)B	(3,682)
Interest and other expense, net	(27,269)	(5,465)		(32,734)	(141,481)	27,566		(113,915)
Income (loss) before income taxes and cumulative effect of accounting changes	6,923	(8,181)		(1,258)	(96,861)	27,358		(69,503)
Provision for (benefit from) income taxes	(12,957)	—		(12,957)	6,559	—		6,559
Income (loss) before cumulative effect of accounting changes	19,880	(8,181)		11,699	(103,420)	27,358		(76,062)
Cumulative effect of accounting changes, net of tax	(4,752)	(943	)A	(5,695)	—	—		—
Net income (loss)	$24,632	$(7,238)		$17,394	$(103,420)	$27,358		$(76,062)
Net income (loss) per share:
Basic	$0.05	$(0.02)		$0.03	$(0.20)	$0.06		$(0.14)
Diluted	$0.05	$(0.02)		$0.03	$(0.20)	$0.06		$(0.14)
Weighted average shares used in computing per share amounts:
Basic	524,311			524,311	525,256			525,256
Diluted	524,703			524,694	525,256			525,256

A:                Adjustment for additional stock compensation expense pursuant to APB No. 25.

B:                Adjustment for interest rate swap.

The following tables present the impact of the financial statement adjustments on our previously reported Condensed Consolidated Statements of Operations for the three month periods ended January 1, 2005 and April 2, 2005:

	Three Months Ended January 1, 2005 (Restated) (Unaudited)				Three Months Ended April 2, 2005 (Restated) (Unaudited)
	Previously Reported	Adjustments		As Restated	Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
Net sales	$3,252,706	$—		$3,252,706	$2,885,402	$—		$2,885,402
Cost of sales	3,075,739	2,702	A	3,078,441	2,735,235	(180	)A	2,735,055
Gross profit	176,967	(2,702)		174,265	150,167	180		150,347
Operating expenses:
Selling, general administrative and research and development	94,913	3,519	A	98,432	94,531	(176	)A	94,355
Amortization of intangible assets	2,030	—		2,030	2,071	—		2,071
Goodwill impairment	—	—		—	600,000	—		600,000
Restructuring costs	20,425	(214	)A	20,211	57,636	15	A	57,651
Total operating expenses	117,368	3,305		120,673	754,238	(161)		754,077
Operating income (loss)	59,599	(6,007)		53,592	(604,071)	341		(603,730)
Interest income	3,507	—		3,507	5,778	—		5,778
Interest expense	(30,056)	(3,386	)B	(33,442)	(41,535)	(964	)B	(42,499)
Loss on extinguishment of debt	—	—		—	(3,059)	—		(3,059)
Other income (expense), net	270	(4,987	)B	(4,717)	(2,195)	(13,713	)B	(15,908)
Interest and other expense, net	(26,279)	(8,373)		(34,652)	(41,011)	(14,677)		(55,688)
Income (loss) before income taxes	33,320	(14,380)		18,940	(645,082)	(14,336)		(659,418)
Provision for (benefit from) income taxes	8,954	11,878	D	20,832	390,426	(29,896	)C	360,530
Net Income (loss)	$24,366	$(26,258)		$(1,892)	$(1,035,508)	$15,560		$(1,019,948)
Net Income (loss) per share:
Basic	$0.05	$(0.05)		$0.00	$(1.99)	$0.03		$(1.96)
Diluted	$0.05	$(0.05)		$0.00	$(1.99)	$0.03		$(1.96)
Weighted average shares used in computing per share amounts:
Basic	519,205			519,205	519,700			519,700
Diluted	525,008			519,205	519,700			519,700

A:     Adjustment for additional stock compensation expense pursuant to APB No. 25.

B:     Adjustment for interest rate swap.

C:     Net decrease in provision for income taxes principally due to a reduction of the valuation allowance originally recorded during the second quarter of fiscal 2005 against certain of our deferred tax assets. The adjustment to the valuation allowance resulted from the decrease in deferred tax assets arising from $10.5 million related to the the reversal of fixed asset reserves in fiscal year 2001 and $41.0 million related to the net operating losses from the 956 Deemed Dividend, partially offset by an increase in deferred tax assets of $21.6 million arising from the stock-based compensation charge.

D:     Adjustment to the deferred tax assets arising from $14.9 million related to the net operating losses from the 956 Deemed Dividend partially offset by $3.1 million related to the stock-based compensation charge.

The following tables present the impact of the financial statement adjustments on our previously reported Condensed Consolidated Statements of Operations for the three month periods ended July 2, 2005 and October 1, 2005:

	Three Months Ended				Three Months Ended
	July 2, 2005 (Restated) (Unaudited)				October 1, 2005 (Restated) (Unaudited)
	Previously Reported	Adjustments		As Restated	Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
Net sales	$2,831,264	$—		$2,831,264	$2,765,302	$—		$2,765,302
Cost of sales	2,670,438	7,450	A	2,677,888	2,612,219	889	A	2,613,108
Gross profit	160,826	(7,450)		153,376	153,083	(889)		152,194
Operating expenses:
Selling, general administrative and research and development	99,608	9,205	A	108,813	92,762	651	A	93,413
Amortization of intangible assets	1,894	—		1,894	2,690	—		2,690
Goodwill impairment	—	—		—	—	—		—
Restructuring costs	20,041	—		20,041	18,342	—		18,342
Total operating expenses	121,543	9,205		130,748	113,794	651		114,445
Operating income (loss)	39,283	(16,655)		22,628	39,289	(1,540)		37,749
Interest income	4,732	—		4,732	8,519	—		8,519
Interest expense	(34,437)	(860	)B	(35,297)	(36,291)	187	B	(36,104)
Other income (expense), net	(3,721)	13,601	B	9,880	525	(11,980	)B	(11,455)
Interest and other expense, net	(33,426)	12,741		(20,685)	(27,247)	(11,793)		(39,040)
Income (loss) before income taxes	5,857	(3,914)		1,943	12,042	(13,333)		(1,291)
Provision for income taxes	6,059	—		6,059	6,700	—		6,700
Net income (loss)	$(202)	$(3,914)		$(4,116)	$5,342	$(13,333)		$(7,991)
Net Income (loss) per share:
Basic	$0.00	$(0.01)		$(0.01)	$0.01	$(0.03)		$(0.02)
Diluted	$0.00	$(0.01)		$(0.01)	$0.01	$(0.03)		$(0.02)
Weighted average shares used in computing per share amounts:
Basic	521,584			521,584	521,792			521,792
Diluted	521,584			521,584	523,621			521,792

A:                Adjustment for additional stock compensation expense pursuant to APB No. 25.

B:                Adjustment for interest rate swap.

The following tables present the impact of the financial statement adjustments on our previously reported Condensed Consolidated Balance Sheets as of December 31, 2005 and April 1, 2006:

	As of December 31, 2005 (Unaudited)				As of April 1, 2006 (Unaudited)
	Previously Reported	Adjustments		As Restated	Previously Reported	Adjustments		As Restated
	(In Thousands)
Current assets:
Cash and cash equivalents	$1,011,098	$—		$1,011,098	$625,206	$—		$625,206
Short-term investments	28,178	—		28,178	—	—		—
Accounts receivable, net	1,612,325	—		1,612,325	1,434,055	—		1,434,055
Inventories	1,122,773	—		1,122,773	1,159,351	—		1,159,351
Deferred income taxes	39,107	—		39,107	33,920	—		33,920
Prepaid expenses and other current assets	104,142	—		104,142	100,692	—		100,692
Total current assets	3,917,623	—		3,917,623	3,353,224	—		3,353,224
Property, plant and equipment, net	606,895	27,353	D	634,248	630,157	27,353	D	657,510
Other intangible assets, net	33,658	—		33,658	33,450	—		33,450
Goodwill	1,654,126	—		1,654,126	1,668,082	—		1,668,082
Other non-current assets	80,363	—		80,363	82,844	—		82,844
Restricted cash	25,538	—		25,538	3,078	—		3,078
Total assets	$6,318,203	$27,353		$6,345,556	$5,770,835	$27,353		$5,798,188
Current liabilities:
Accounts payable	$1,636,397	$—		$1,636,397	$1,402,136	$—		$1,402,136
Accrued liabilities	353,322	—		353,322	273,952	—		273,952
Accrued payroll and related benefits	141,141	458	C	141,599	151,541	458	C	151,999
Current portion of long-term debt	1,259	—		1,259	523,683	—		523,683
Total current liabilities	2,132,119	458		2,132,577	2,351,312	458		2,351,770
Long-term liabilities:
Long-term debt, net of current portion	1,635,847	27,567	B	1,663,414	978,768	—		978,768
Other	152,774	—		152,774	131,322	—		131,322
Total long-term liabilities	1,788,621	27,567		1,816,188	1,110,090	—		1,110,090
Commitments and contingencies
Stockholders’ equity:
Common stock	5,475	—		5,475	5,512	—		5,512
Treasury stock	(188,200)	—		(188,200)	(187,897)	—		(187,897)
Additional paid-in capital	5,749,864	189,138	A	5,939,002	5,755,236	189,347	A	5,944,583
Accumulated other comprehensive income	25,623	—		25,623	35,301	—		35,301
Accumulated deficit	(3,195,299)	(189,810)		(3,385,109)	(3,298,719)	(162,452)		(3,461,171)
Total stockholders’ equity	2,397,463	(672)		2,396,791	2,309,433	26,895		2,336,328
Total liabilities and stockholders’ equity	$6,318,203	$27,353		$6,345,556	$5,770,835	$27,353		$5,798,188

A:                Adjustment for additional stock compensation expense pursuant to APB No. 25.

B:                Adjustment for interest rate swap.

C:                Adjustment for payroll tax associated with the adjustment to stock-based compensation.

D:               Reversal of excess fixed asset impairment reserve.

The following tables present the impact of the financial statement adjustments on our previously reported Condensed Consolidated Balance Sheets as of January 1, 2005 and April 2, 2005:

	As of January 1, 2005 (Unaudited)				As of April 2, 2005 (Unaudited)
	Previously Reported	Adjustments		As Restated	Previously Reported	Adjustments		As Restated
	(In Thousands)
Current assets:
Cash and cash equivalents	$1,063,380	$(46,609)	E	$1,016,771	$1,183,817	$(50,986)	I	$1,132,831
Short-term investments	19,042	8,100	G	27,142	21,614	—		21,614
Accounts receivable, net	1,802,862	—		1,802,862	1,595,983	—		1,595,983
Inventories	1,003,112	—		1,003,112	962,242	—		962,242
Deferred income taxes	306,674	(10,531)	F	296,143	25,109	—		25,109
Prepaid expenses and other current assets	108,860	—		108,860	102,416	—		102,416
Total current assets	4,303,930	(49,040)		4,254,890	3,891,181	(50,986)		3,840,195
Property, plant and equipment, net	801,498	27,353	C	828,851	751,978	27,353	C	779,331
Other intangible assets, net	33,852	—		33,852	33,461	—		33,461
Goodwill	2,292,122	—		2,292,122	1,694,739	—		1,694,739
Other non-current assets	194,446	(19,364)	F	175,082	92,071	—		92,071
Restricted Cash	—	25,470	J	25,470	—	25,487	J	25,487
Total assets	$7,625,848	$(15,581)		$7,610,267	$6,463,430	$1,854		$6,465,284
Current liabilities:
Accounts payable	$1,624,599	$—		$1,624,599	$1,510,491	$—		$1,510,491
Accrued liabilities	408,404	—		408,404	400,214	—		400,214
Accrued payroll and related benefits	164,767	3,581	D	168,348	162,880	3,581	D	166,461
Current portion of long-term debt	615,794	—		615,794	223,595	—		223,595
Total current liabilities	2,813,564	3,581		2,817,145	2,297,180	3,581		2,300,761
Long-term liabilities:
Long-term debt, net of current portion	1,290,060	(4,665)	B	1,285,395	1,680,106	(2,450)	H	1,677,656
Other	120,410	—		120,410	125,997	—		125,997
Total long-term liabilities	1,410,470	(4,665)		1,405,805	1,806,103	(2,450)		1,803,653
Commitments and contingencies
Stockholders’ equity:
Common stock	5,426	—		5,426	5,440	—		5,440
Treasury stock	(188,633)	—		(188,633)	(188,566)	—		(188,566)
Additional paid-in capital	5,724,165	166,389	A	5,890,554	5,724,831	166,049	A	5,890,880
Accumulated other comprehensive income	50,419	—		50,419	43,513	—		43,513
Accumulated deficit	(2,189,563)	(180,886)		(2,370,449)	(3,225,071)	(165,326)		(3,390,397)
Total stockholders’ equity	3,401,814	(14,497)		3,387,317	2,360,147	723		2,360,870
Total liabilities and stockholders’ equity	$7,625,848	$(15,581)		$7,610,267	$6,463,430	$1,854		$6,465,284

A:                Adjustment for additional stock compensation expense pursuant to APB No. 25.

B:                Adjustment of certain overdraft facilities from long-term debt to cash and cash equivalents of $13.0 million, offset by adjustment for interest rate swap of $8.4 million.

C:                Reversal of excess fixed asset impairment reserve.

D:               Adjustment for payroll tax associated with the adjustment to stock-based compensation.

E:                Adjustment of certain overdraft facilities from long-term debt to cash and cash equivalents of $13.0 million, adjustment of restricted cash of $25.5 million from cash and cash equivalents to other non-current assets and auction rate securities of $8.1 million were adjusted from cash and cash equivalents to short-term investments.

F:                 Adjustment to the deferred tax assets arising from $10.5 million related to the reversal of fixed asset reserves in fiscal year 2001 and $41.0 million related to the net operating losses from the 956 Deemed Dividend offset by $21.6 million arising from the stock-based compensation charge.

G:               Auction rate securities were adjusted from cash and cash equivalent to short-term investments.

H:               Adjustment of certain overdraft facilities from long-term debt to cash and cash equivalents of $25.5 million, offset by adjustment for interest rate swap of $23.0 million.

I:                    Adjustment of certain overdraft facilities from long-term debt to cash and cash equivalents of $25.5 million and adjustment of restricted cash of $25.5 million from cash and cash equivalents to other non-current assets.

J:                   Adjustment of restricted cash of $25.5 million from cash and cash equivalents to other non-current assets.

The following tables present the impact of the financial statement adjustments on our previously reported Condensed Consolidated Balance Sheets as of July 2, 2005 and October 1, 2005:

	As of July 2, 2005 (Unaudited)				As of October 1, 2005
	Previously Reported	Adjustments		As Restated	Previously Reported	Adjustments		As Restated
	(In Thousands)
Current assets:
Cash and cash equivalents	$1,219,725	$(48,747	)E	$1,170,978	$1,068,053	$—		$1,068,053
Short-term investments	45,963	—		45,963	57,281	—		57,281
Accounts receivable, net	1,602,723	—		1,602,723	1,477,401	—		1,477,401
Inventories	948,674	—		948,674	1,015,035	—		1,015,035
Deferred income taxes	23,048	—		23,048	42,767	—		42,767
Prepaid expenses and other current assets	117,043	—		117,043	86,620	—		86,620
Total current assets	3,957,176	(48,747)		3,908,429	3,747,157	—		3,747,157
Property, plant and equipment, net	713,557	27,353	C	740,910	662,101	27,353	C	689,454
Other intangible assets, net	31,638	—		31,638	35,907	—		35,907
Goodwill	1,689,807	—		1,689,807	1,689,198	—		1,689,198
Other non-current assets	88,577	—		88,577	81,874	—		81,874
Restricted cash	—	25,506	G	25,506	25,538	—		25,538
Total assets	$6,480,755	$4,112		$6,484,867	$6,241,775	$27,353		$6,269,128
Current liabilities:
Accounts payable	$1,489,362	$—		$1,489,362	$1,559,172	$—		$1,559,172
Accrued liabilities	449,308	—		449,308	366,920	—		366,920
Accrued payroll and related benefits	157,010	3,581	D	160,591	146,687	458	D	147,145
Current portion of long-term debt	225,210	—		225,210	1,439	—		1,439
Total current liabilities	2,320,890	3,581		2,324,471	2,074,218	458		2,074,676
Long-term liabilities:
Long-term debt, net of current portion	1,695,145	(12,932	)F	1,682,213	1,644,666	22,102	B	1,666,768
Other	102,462	—		102,462	143,873	—		143,873
Total long-term liabilities	1,797,607	(12,932)		1,784,675	1,788,539	22,102		1,810,641
Commitments and contingencies
Stockholders’ equity:
Common stock	5,442	—		5,442	5,457	—		5,457
Treasury stock	(188,575)	—		(188,575)	(188,519)	—		(188,519)
Additional paid-in capital	5,727,736	182,702	A	5,910,438	5,745,125	187,365	A	5,932,490
Accumulated other comprehensive income	42,928	—		42,928	36,886	—		36,886
Accumulated deficit	(3,225,273)	(169,239)		(3,394,512)	(3,219,931)	(182,572)		(3,402,503)
Total stockholders’ equity	2,362,258	13,463		2,375,721	2,379,018	4,793		2,383,811
Total liabilities and stockholders’ equity	$6,480,755	$4,112		$6,484,867	$6,241,775	$27,353		$6,269,128

A:                Adjustment for additional stock compensation expense pursuant to APB No. 25.

B:                Adjustment for interest rate swap.

C:                Reversal of excess fixed asset impairment reserve.

D:               Adjustment for payroll tax associated with the adjustment to stock-based compensation.

E:                Adjustment of certain overdraft facilities from long-term debt to cash and cash equivalents of $23.2 million and adjustment of restricted cash of $25.5 million from cash and cash equivalents to other non-current assets.

F:                 Adjustment of certain overdraft facilities from long-term debt to cash and cash equivalents of $23.2 million, partially offset by adjustment for interest rate swap of $10.3 million.

G:               Adjustment of restricted cash of $25.5 million from cash and cash equivalents to other non-current assets.

Gross Margin (Restated)

Three Months Ended December 31, 2005

Gross margin increased from 5.4% in the first quarter of fiscal 2005 to 5.9% in the first quarter of fiscal 2006. The increase in gross margin for the three months ended December 31, 2005 as compared to the three months ended January 1, 2005 was primarily attributable to changes in product mix as sales to customers in the personal business computing sector, which typically have lower gross margins, represented a smaller percentage of total revenue.

Three Months Ended April 1, 2006

Gross margin increased from 5.2% in the second quarter of fiscal 2005 to 6.2% in the second quarter of fiscal 2006. The increase in gross margin was primarily attributable to changes in product mix.

Three Months Ended January 1, 2005

Gross margin increased from 4.6% in the first quarter of fiscal 2004 to 5.4% in the first quarter of fiscal 2005 attributable primarily to increased sales of products to customers in the communications sector as well as increases in gross margin for customers in various other market sectors.

Three Months Ended April 2, 2005

Gross margin increased from 5.0 % in the second quarter of fiscal 2004 to 5.2% in the second quarter of fiscal 2005. The increase was attributable primarily to increased sales of products to customers in the communications sector as well as cost savings realized as a result of our restructuring activities.

Three Months Ended July 2, 2005

Gross margin increased from 5.1% in the third quarter of fiscal 2004 to 5.4% in the third quarter of fiscal 2005. The increase was attributable primarily to increased sales of products to communications, medical and industrial instrumentation customers, favorable product mix, cost savings realized as a result of our ongoing restructuring activities and an increase in vertical integration sales, offset by an increase in stock-based compensation expense of $5.9 million.

Three Months Ended October 1, 2005

Gross margin increased from 5.2% in the fourth quarter of fiscal 2004 to 5.5% in the fourth quarter of fiscal 2005.  The increase in gross margin was primarily attributable to continuous cost improvements, cost savings from our restructuring activities and increased margins in our PCB fabrication, enclosure, High Volume EMS and enterprise-class servers businesses, offset by out of period adjustments (net of favorable in quarter benefits) incurred in the fourth quarter of fiscal 2005 as part of the remediation of material weaknesses previously reported.

Selling, general and administrative expenses (Restated)

Three Months Ended December 31, 2005

Selling, general and administrative expenses decreased $0.5 million to $90.1 million in the first quarter of fiscal 2006 from $90.6 million in the first quarter of fiscal 2005. Selling, general and administrative expenses increased as a percentage of net sales, to 3.1% in the first quarter of fiscal 2006 from 2.8% in the first quarter of fiscal 2005. The dollar decrease in selling, general, and administrative expenses in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 was primarily attributable to a reduction of $1.0 million in stock-based compensation expenses, offset by an increase in expenses we incurred in connection with the implementation of new internal controls and completion of our evaluation of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. The increase in selling, general, and administrative expenses in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 in terms of percentage of sales was primarily attributable to the decrease in sales in the first quarter of fiscal 2006.

Three Months Ended April 1, 2006

Selling, general and administrative expenses decreased from $87.1 million in the second quarter of fiscal 2005 to $87.0 million in the second quarter of fiscal 2006. Selling, general and administrative expenses increased as a percentage of net sales, from 3.0% in the second quarter of fiscal 2005 to 3.3% in the second quarter of fiscal 2006.  The decrease in selling, general and administrative expenses in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 was primarily attributable to reduction in professional fees due to completion of our evaluation of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. The increase in selling, general, and administrative expenses as a percentage of net sales for the three months ended April 1, 2006 was primarily attributable to the decrease in sales in the same period.

Three Months Ended January 1, 2005

Selling, general and administrative expenses increased from $83.6 million in the first quarter of fiscal 2004 to $90.6 million in the first quarter of fiscal 2005. Selling, general and administrative expenses as a percentage of net sales remained flat at 2.8% for both first quarters of fiscal 2005 and fiscal 2004.  The increase in selling, general, and administrative expenses in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 was attributable to a number of factors including increased sales commissions as a result of the increase in net sales, additional information technology expenses, professional fees related to Sarbanes-Oxley Act Section 404 activities as well as the inclusion of selling, general and administrative expenses associated with recently acquired businesses.

Three Months Ended April 2, 2005

Selling, general and administrative expenses increased from $86.6 million in the second quarter of fiscal 2004 to $87.1 million in the second quarter of fiscal 2005. Selling, general and administrative expenses as a percentage of net sales remained flat at 3.0% for both second quarters of fiscal 2005 and fiscal 2004.  The increase in selling, general, and administrative expenses in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 was attributable to a number of factors including increased sales and marketing expenses, internal costs and professional fees related to Sarbanes-Oxley Act Section 404 activities as well as additional information technology expenses. The increased expenses were partially offset by a reduction in the allowance for doubtful accounts which was the result of improved collection efforts, credit management performance, a continued trend of insignificant write offs and a reduction of stock-based compensation expense of $3.5 million. In addition, several accounts which had been fully reserved, resulted in modest settlements, thus reducing reserves for required exposures.

Three Months Ended July 2, 2005

Selling, general and administrative expenses increased from $87.2 million in the third quarter of fiscal 2004 to $100.6 million in the third quarter of fiscal 2005. Selling, general and administrative expenses increased as a percentage of net sales, from 2.8 % in the third quarter of fiscal 2004 to 3.6% in the third quarter of fiscal 2005. The increase in selling, general, and administrative expenses in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 was attributable to a number of factors including increased sales and marketing expenses, internal costs and professional fees related to Sarbanes-Oxley Act Section 404 activities and an increase in stock-based compensation expenses of $6.5 million.

Three Months Ended October 1, 2005

Selling, general and administrative expenses decreased from $93.2 million in the fourth quarter of fiscal 2004 to $85.7 million in the fourth quarter of fiscal 2005.  As a percentage of net sales, selling, general and administrative expenses increased from 2.8% in the fourth quarter of fiscal 2004 to 3.1% in the fourth quarter of fiscal 2005.  The decrease in selling, general and administrative expenses, in dollar terms, was primarily attributable to lower employee related benefit costs, lower bad debt expenses and other cost savings offset by expenses we incurred in connection with the implementation of new internal controls and evaluation and testing of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.  The increase in selling, general, and administrative expenses as a percentage of net sales for the three months ended October 1, 2005 was primarily attributable to the decrease in sales in the same period.

Research and Development (Restated)

Three Months Ended December 31, 2005

Research and development expenses increased from $7.8 million in the first quarter of fiscal 2005 to $9.0 million in the first quarter of fiscal 2006. Research and development increased as a percentage of net sales, from 0.2% in the first quarter of fiscal 2005 to 0.3% in the first quarter of fiscal 2006. The increase in spending is primarily related to the new research and development project started in the first quarter of fiscal 2006.

Three Months Ended April 1, 2006

Research and development expenses increased from $7.3 million in the second quarter of fiscal 2005 to $10.4 million in the second quarter of fiscal 2006. Research and development increased as a percentage of net sales, from 0.3% in the second quarter of fiscal 2005 to 0.4% in the second quarter of fiscal 2006. The increase in research and development expenses was due to our continued investment in ODM business as well as $643,000 of research and development expenses associated with the Eurologic acquisition during the second quarter.

Three Months Ended January 1, 2005

Research and development expenses increased from $7.4 million in the first quarter of fiscal 2004 to $7.8 million in the first quarter of fiscal 2005. Research and development as a percentage of net sales remained flat at 0.2% for both first quarters of fiscal 2005 and fiscal 2004.

Three Months Ended April 2, 2005

Research and development expenses decreased from $7.4 million in the second quarter of fiscal 2004 to $7.3 million in the second quarter of fiscal 2005. Research and development as a percentage of net sales remained flat at 0.3% for both second quarters of fiscal 2005 and fiscal 2004.

Three Months Ended July 2, 2005

Research and development expenses increased from $7.5 million in the third quarter of fiscal 2004 to $8.2 million in the third quarter of fiscal 2005. Research and development increased as a percentage of net sales, from 0.2% in the third quarter of fiscal 2004 to 0.3% in the third quarter of fiscal 2005. The increase of research and development expenses is mainly related to increased stock-based compensation expenses of $0.6 million and Newisys, our internally developed enterprise-class servers. The Newisys team of hardware and software design engineers engages in research and development activities focused on developing server and storage systems targeted to major OEMs.

Three Months Ended October 1, 2005

Research and development expenses decreased from $8.3 million in the fourth quarter of fiscal 2004 to $7.7 million in the fourth quarter of fiscal 2005.  Research and development as a percentage of net sales remained flat at 0.3% for both fourth quarters of fiscal 2005 and fiscal 2004.

Risk Factors Affecting Operating Results

We are exposed to general market conditions in the electronics industry which could have a material adverse impact on our business, operating results and financial condition.

As a result of the downturn in the electronics industry, demand for our manufacturing services declined significantly during the past fiscal years. The decrease in demand for manufacturing services by OEMs resulted primarily from reduced capital spending by communications service providers. Consequently, our operating results were adversely affected as a result of the deterioration in the communications market and the other markets that we serve. Although we have seen evidence of a recovery in several markets that we serve in more recent fiscal years, if capital spending in these markets does not continue to improve, or improves at a slower pace than we anticipate, our revenue and profitability will be adversely affected. As many of these markets have recovered, OEMs have continued to be highly sensitive to costs and have continued to place pressure on EMS companies to minimize costs. This will likely result in continued significant price competition among EMS companies, and this competition will likely continue to affect our results of operations. In addition, OEM customers are increasingly requiring us and other EMS companies to move production of their products to lower-cost locations and away from high cost locations such as the United States and Western Europe. As a result, we have had to close facilities in the United States and Europe and incur costs for facility closure, employee severance and related items. We may need to close additional facilities and incur related closure costs in future fiscal periods.

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

In May 2006, we were contacted by the SEC with respect to our stock option practices. As a result, our Board of Directors created a Special Committee of independent disinterested directors to conduct a comprehensive review of grants of stock options and restricted stock. The Special Committee determined that the measurement date used by us for accounting purposes (the “Record Date”) for most of the options and restricted stock issued by the Company from fiscal January 1997 to June 2006 did not correspond to the closing price of our common stock on the appropriate measurement date. In nearly all such cases, the Record Date preceded the appropriate measurement date and the stock price on the Record Date was lower than the price on the appropriate measurement date. Because our stock price on the Record Dates was lower than the price on the appropriate measurement date, we determined we should have recognized material amounts of stock-based compensation expense that was not accounted for in our previously issued financial statements. Therefore, on September 11, 2006, our Board of Directors concluded that our financial statements that were filed for any years or periods affected by these errors and all earnings and press releases and similar communications issued by us related to those periods should no longer be relied upon.

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

Due to the errors relating to our stock option administration practices and stock option accounting, management has identified a material weakness in our system of internal controls in connection with our accounting for stock-based compensation as of September 30, 2006, as discussed in “Management’s Report on Internal Control Over Financial Reporting” in item 9A. In addition, due to the identification of a material weakness in internal control over financial reporting related to our accounting for stock-based compensation as described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006 our disclosure controls and procedures were not effective.

We will need to continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting, will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations and there could be a material adverse effect on the price of our securities.

Through the twelve month period ended September 30, 2006, we expended significant resources in connection with the Section 404 process. In future periods, we will likely continue to expend substantial amounts in connection with the Section 404 process and with ongoing evaluation of, and improvements and enhancements to, our internal control over financial reporting. These expenditures may make it difficult for us to control or reduce the growth of our selling, general and administrative expenses, which could adversely affect our results of operations and the price of our securities.

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

Sales to our ten largest customers accounted for 60.8% of our net sales during fiscal 2006 and sales to three customers [each] accounted for more than 10% of our net sales for that period. We depend on the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycles, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in their business, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could adversely affect our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would adversely affect our operating results.

If our business declines or improves at a slower pace than we anticipate, we may further restructure our operations, which may adversely affect our financial condition and operating results.

We have incurred approximately $246.7 million of restructuring costs associated with our phase 3 plan. We incurred approximately 87% of the charges as cash charges and approximately 13% as non-cash charges. We anticipate incurring additional restructuring charges in fiscal 2007 under our phase 3 restructuring plan. We cannot be certain as to the actual amount of these restructuring charges or the timing of their recognition for financial reporting purposes. Additionally, On November 16, 2006, we announced two strategic decisions: to realign our ODM activities to focus on joint development manufacturing and to create a more separable personal and business computing business unit. We also announced that we may further consolidate operations in higher-cost geographies to further enhance profitability. We expect to record additional charges that are currently not estimable, related to these anticipated actions during fiscal year 2007. We may need to take additional restructuring charges in the future if our business declines or improves at a slower pace than we anticipate or if the expected benefits of recently completed and currently planned restructuring activities do not materialize. These benefits may not materialize if we incur unanticipated costs in closing facilities or transitioning operations from closed facilities to other facilities or if customers cancel orders as a result of facility closures. If we are unsuccessful in implementing our restructuring plans, we may experience disruptions in our operations and higher ongoing costs, which may adversely affect our operating results.

If our backlog decreases in the future, our operating results may be adversely affected.

Our backlog decreased from $1.8 billion in fiscal 2005 to $1.5 billion in fiscal 2006. We cannot predict how our backlog will fluctuate or to what extent business conditions that affected the backlog will change in the future. If our backlog declines, or business conditions change for the worse in the future, these events could adversely affect our results of operations and financial condition. Due to our relatively fixed cost structure, our margins could be adversely affected if we experience a significant decline in customer orders.

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

During the second quarter of fiscal 2005 and the fourth quarter of fiscal 2006, we recorded goodwill impairment loss of $600.0 million and $3.7 million, respectively, and there can be no assurance that it will not be necessary to record additional goodwill impairment or long-lived asset impairment charges in the future.

During the quarters ended April 2, 2005 and September 30, 2006, we recorded goodwill impairment loss of $600.0 million and $3.7 million, respectively. The factors that led us to record a write-off of our deferred tax assets, which primarily related to U.S. operations, coupled with the recent decline in the market price of our common stock, led us to record the $600.0 million goodwill impairment loss. In particular, the shift of operations from U.S. facilities and other facilities in high cost locations to facilities in lower-cost locations has resulted in restructuring charges and a decline in sales with respect to our U.S. operations. In the event that the results of operations do not stabilize or improve, or the market price of our common stock declines further or does not rise, we could be required to record additional goodwill impairment or other long-lived asset impairment charges during fiscal 2007 or in future fiscal periods. Although these goodwill impairment charges are of a non-cash nature, they do adversely affect our results of operations in the periods in which such charges are recorded.

We are subject to risks arising from our international operations.

We conduct our international operations primarily in Asia, Latin America, Canada and Europe and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 75.1% of our net sales from non-U.S. operations during fiscal 2006, and a significant portion of our manufacturing material was provided by international suppliers during this period. During fiscal 2005, we generated 76.2% of our net sales from non-U.S. operations. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

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

If we are unable to protect our intellectual property or infringe, or are alleged to infringe, upon intellectual property of others, our operating results may be adversely affected.

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

We seek to mitigate default risk by investing in high quality credit securities and by positioning our investment portfolio to respond to a significant reduction in credit rating of any investment issuer, guarantor or depository. We seek to mitigate market risk by limiting the principal and investment term of funds held with any one issuer and by investing funds in marketable securities with active secondary or resale markets. As of September 30, 2006, we had no cash equivalents or short-term investments.

We have issued the 6.75% Notes with a principal balance of $400.0 million due in 2013. We entered into interest rate swap transactions with independent third parties to effectively convert the fixed interest rate obligation to a variable rate obligation. The swap agreements, which expire in 2013, are accounted for as fair value hedges under SFAS No. 133. The aggregate notional amount of the combined swap transactions is $400.0 million. Under the terms of the swap agreements, we pay the independent third parties an interest rate equal to the six-month LIBOR rate plus a spread ranging from 2.214% to 2.250%. In exchange, we receive a fixed rate of 6.75%. At September 30, 2006 and October 1, 2005, $17.1 million and $10.6 million respectively, has been recorded in other long-term liabilities to record the fair value of the interest rate swap transactions, with a corresponding decrease to the carrying value of the 6.75% Notes on the Condensed Consolidated Balance Sheets.

During fiscal 2006, we also issued the 8.125% Senior Subordinated Notes with a principal balance of $600.0 million due in 2016.

As of September 30, 2006, we have no other term loans at interest rates that fluctuate.

Foreign Currency Exchange Risk

We transact business in foreign countries. Our primary foreign currency cash flows are in certain Asian and European countries, Australia, Brazil, Canada, and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less. At September 30, 2006 and October 1, 2005, we had forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $403.4 million and $519.9 million, respectively. The net unrealized gain on the contracts at September 30, 2006 is not material and is recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets. Market value gains and losses on forward exchange contracts are recognized in the Consolidated Statement of Operations as offsets to the exchange gains and losses on the hedged transactions. The impact of these foreign exchange contracts was not material to the results of operations for fiscal years 2006, 2005 and 2004.

We also utilize foreign currency forward and option contracts to hedge certain forecasted foreign currency sales and cost of sales (“cash flow hedges”) and these contracts typically expire within 12 months. Gains and losses on these contracts related to the effective portion of the hedges are recorded in other comprehensive income until the forecasted transactions occur. Gains and losses related to the ineffective portion of the hedges are immediately recognized in the Consolidated Statements of Operations. At September 30, 2006, we had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $10.1 million. The net unrealized loss on the contracts at September 30, 2006 is not material and is recorded in accrued liabilities on the Consolidated Balance Sheets. The impact of these foreign exchange forward and option contracts was not material to the results of operations for fiscal years 2006, 2005 and 2004.

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

Item 9.                        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

(a)   Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2006. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework, issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In November 2006, we identified a material weakness in our internal control over financial reporting as of September 30, 2006. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified a material weakness in our internal control over financial reporting as of September 30, 2006. Specifically, the material weakness is comprised of the following internal control deficiencies:

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

The material weakness resulted in errors in the accounting for equity based awards and the restatement of the consolidated balance sheet as of October 1, 2005 and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the years in the two-year period ended October 1, 2005.  As a result of the material weakness described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework, issued by COSO.

KPMG LLP, independent registered public accounting firm, has issued a report on management’s assessment of internal control over financial reporting.

(b)   Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect,  the Company’s internal control over financial reporting.

Subsequent to September 30, 2006, our Board of Directors approved additional control procedures to remediate the material weakness described in (a) above, and we have since commenced the remediation efforts. The actions approved by our Board of Directors include:

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

(c)   Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered in this report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that, as a result of the material weakness in internal control over financial reporting described above, as of September 30, 2006 our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms.

(d)   Inherent Limitations of Disclosure Controls and Internal Control Over Financial Reporting

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.               Other Information

Refer to “Subsequent Events”, Note 24 of the Notes to Consolidated Financial Statements.

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

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

3.   Exhibits

Refer to (b) below.

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.2(33)	Amended and Restated Bylaws of the Registrant, dated December 1, 2003.
4.2(6)

Preferred Stock Rights Agreement, dated as of May 17, 2001 between the Registrant and Wells Fargo National Bank, Minnesota, N.A., including the form of Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C.

4.2.3(51)

Supplemental Indenture No. 3, dated as of October 7, 2005, to the Subordinated Indenture, by and among SCI Systems, Inc., Sanmina-SCI USA, Inc. and J.P. Morgan Trust Company, National Association, as trustee.

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

4.7(25)	Indenture, dated as of December 23, 2002, among the Registrant, the Guarantors Party thereto and State Street Bank and Trust Company California, N.A., as trustee.
4.7.1(45)	First Supplemental Indenture, dated as of July 21, 2003, among Newisys, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.7.2(52)	Second Supplemental Indenture, dated as of September 30, 2005, among Sanmina-SCI USA, Inc., the Registrant and U.S. Bank National Association, as trustee.
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

4.12.1(46)

Amendment No. 1 to Credit and Guaranty Agreement, dated as of February 15, 2005, made by the Registrant, certain Subsidiaries of the Registrant, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Citicorp USA, Inc., as Administrative Agent.

4.12.2(38)

Amendment No. 2 to Credit and Guaranty Agreement, dated as of June 6, 2005, made by the Registrant, certain Subsidiaries of the Registrant, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Citicorp USA, Inc., as Administrative Agent.

4.13(37)	Indenture, dated as of February 24, 2005, among the Registrant, the guarantors party thereto and U.S. Bank National Association, as trustee.
4.13.1(53)	First Supplemental Indenture, dated as of September 30, 2005, among Sanmina-SCI USA, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.13.2	Second Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.
4.14(47)	Indenture, dated as of February 15, 2006, among the Registrant, certain subsidiaries of the Registrant as guarantors there under and U.S. Bank National Association, as trustee.

4.14.1	First Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.
4.15(50)

Amended and Restated Credit and Guaranty Agreement, dated as of December 16, 2005, among the Registrant, the guarantors party thereto, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent.

4.15.1

Amendment No.3 and Waiver to Amended and Restated Credit and Guaranty Agreement, dated as of December 29, 2006, among the Registrant, the guarantors party thereto, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent.

10.2(10)	Amended 1990 Incentive Stock Plan.
10.29(12)	1999 Stock Plan.
10.29.1(5)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.30(13)	1995 Director Option Plan.
10.31(14)	1996 Supplemental Stock Plan.
10.32(15)	Hadco Corporation 1998 Stock Plan, as Amended and Restated March 3, 1999.
10.33(16)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated July 1, 1998.
10.34(17)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated April 7, 1998.
10.35(18)	SCI Systems, Inc. 1994 Stock Option Incentive Plan.
10.36(19)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.37(20)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10.42(21)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.49(5)	Deferred Compensation Plan for Outside Directors.
10.50(5)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.50.1(5)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).
10.51(29)	Executive Deferred Compensation Plan.
10.53(31)	2003 Employee Stock Purchase Plan.
10.55(34)	Committed Account Receivable Purchase Agreement, dated April 1, 2005, between Sanmina-SCI UK Limited and Citibank International Plc.
10.56(35)	Committed Account Receivable Purchase Agreement, dated April 1, 2005, between Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Citibank International Plc.
10.57(48)

Revolving Receivables Purchase Agreement, dated as of September 23, 2005, among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft, Sanmina-SCI Systems de Mexico S.A. de C.V., as Originators, the Registrant and Sanmina-SCI UK Ltd., as Servicers, the banks and financial institutions party thereto from time to time, and Deutsche Bank AG New York, as Administrative Agent.

10.58(49)	Randy Furr separation agreement.

14.1(32)	Sanmina-SCI Corporation Code of Business Conduct and Ethics.
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
31.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

(37) Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2005.

(38) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2005.

(39) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2005.

(40) Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2006.

(41) Incorporated by reference to Exhibit 99.2 and 99.3 the Registrant’s Current Report on Form 8-K filed on August 22, 2006.

(42) Incorporated by reference to Exhibit 4.12 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2006, filed with the SEC on May 11, 2001.

(43) Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2006, filed with the SEC on May 11, 2001.

(44) Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2006, filed with the SEC on May 11, 2001.

(45) Incorporated by reference to Exhibit 4.7.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(46) Incorporated by reference to Exhibit 4.12.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(47) Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 15, 2006.

(48) Incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(49) Incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(50) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2005.

(51) Incorporated by reference to Exhibit 4.2.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(52) Incorporated by reference to Exhibit 4.7.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(53) Incorporated by reference to Exhibit 4.13.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sanmina-SCI Corporation:

We have audited the accompanying consolidated balance sheets of Sanmina-SCI Corporation and subsidiaries (the Company) as of September 30, 2006 and October 1, 2005, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2006. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of the Company as of September 30, 2006 and October 1, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 of the consolidated financial statements, the consolidated financial statements as of October 1, 2005 and for each of the years in the two-year period ended October 1, 2005 have been restated. As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, and the Company changed its method of accounting for conditional asset retirement obligations upon adoption of Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sanmina-SCI Corporation’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 3, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Mountain View, California
January 3, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sanmina-SCI Corporation:

We have audited management’s assessment, included in Item 9A(a), “Management’s Report on Internal Control Over Financial Reporting,” that Sanmina-SCI Corporation (the Company) did not maintain effective internal control over financial reporting as of September 30, 2006, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company identified a material weakness in its internal control over financial reporting as of September 30, 2006, related to the Company’s accounting for equity based awards. Specifically, the material weakness is comprised of: (i) Inadequate segregation of responsibilities and oversight between the compensation administration function and stock administration function, each of which were administered outside of the oversight of the finance organization; (ii) Inadequate supervision and training for personnel involved in the stock option granting process; (iii) Inadequate policies and procedures regarding maintenance of records supporting the granting activities, grant date, and authorization of equity based transactions; and (iv) Inadequate documentation of stock option granting procedures and practices, inadequate policies and procedures to address the determination of the measurement date and exercise price of equity awards, and inadequate policies to identify the individuals who have authority to grant equity awards. This material weakness resulted in errors in the accounting for equity based awards and the restatement of the consolidated balance sheet as of October 1, 2005 and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the years in the two-year period ended October 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sanmina-SCI Corporation and subsidiaries as of September 30, 2006 and October 1, 2005, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2006, and the related financial statement schedule. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated January 3, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of September 30, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ KPMG LLP
Mountain View, California
January 3, 2007

SANMINA-SCI CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2006	October 1, 2005
		(Restated)
	(In thousands, except par value)
ASSETS:
Current assets:
Cash and cash equivalents	$491,829	$1,068,053
Short-term investments	—	57,281
Accounts receivable, net of allowances of $8,971 and $12,429 in 2006 and 2005, respectively	1,526,373	1,477,401
Inventories	1,318,400	1,015,035
Deferred income taxes	23,257	42,767
Prepaid expenses and other current assets	131,144	86,620
Total current assets	3,491,003	3,747,157
Property, plant and equipment, net	620,132	689,454
Other intangible assets, net	29,802	35,907
Goodwill	1,613,230	1,689,198
Other non-current assets	94,512	81,874
Restricted cash	13,751	25,538
Total assets	$5,862,430	$6,269,128
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,494,603	$1,559,172
Accrued liabilities	223,263	366,920
Accrued payroll and related benefits	156,248	147,145
Current portion of long-term debt	100,135	1,439
Total current liabilities	1,974,249	2,074,676
Long-term liabilities:
Long-term debt, net of current portion	1,507,218	1,666,768
Other	110,400	143,873
Total long-term liabilities	1,617,618	1,810,641
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 1,000,000 shares, 532,905 and 526,837 shares, issued and outstanding, respectively	5,519	5,457
Treasury stock, 18,875 and 18,853 shares, respectively, at cost	(186,361)	(188,519)
Additional paid-in capital	5,952,857	5,932,490
Accumulated other comprehensive income	42,608	36,886
Accumulated deficit	(3,544,060)	(3,402,503)
Total stockholders’ equity	2,270,563	2,383,811
Total liabilities and stockholders’ equity	$5,862,430	$6,269,128

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	September 30, 2006	October 1, 2005	October 2, 2004
		(Restated)	(Restated)
	(In thousands, except per share amounts)
Net sales	$10,955,421	$11,734,674	$12,204,607
Cost of sales	10,333,685	11,104,492	11,597,681
Gross profit	621,736	630,182	606,926
Operating expenses:
Selling, general and administrative	364,496	362,417	346,449
Restructuring costs	132,230	116,245	132,691
Research and development	40,181	30,986	30,554
Integration costs	358	1,609	4,203
Amortization of intangible assets	9,554	8,685	8,547
Goodwill impairment	3,787	600,000	—
Impairment of tangible and intangible assets	15,213	—	—
In-process research and development	2,600	—	—
Total operating expenses	568,419	1,119,942	522,444
Operating income (loss)	53,317	(489,760)	84,482
Interest income	19,434	22,536	7,885
Interest expense	(121,813)	(147,342)	(115,304)
Loss on extinguishment of debt	(84,600)	(3,059)	—
Other expense, net	(16,491)	(22,200)	(13,863)
Interest and other expense, net	(203,470)	(150,065)	(121,282)
Loss before income taxes, extraordinary item and cumulative effect of accounting changes	(150,153)	(639,825)	(36,800)
Provision for (benefit from) income taxes	(5,766)	394,121	18,412
Loss before extraordinary item and cumulative effect of accounting changes	(144,387)	(1,033,946)	(55,212)
Extraordinary gain, net of tax	—	—	3,583
Cumulative effect of accounting changes, net of tax	2,830	—	—
Net loss	$(141,557)	$(1,033,946)	$(51,629)
Basic and diluted earnings (loss) per share:
Loss before extraordinary item and cumulative effect of accounting changes	$(0.27)	$(1.99)	$(0.11)
Extraordinary gain, net of tax	—	—	0.01
Cumulative effect of accounting changes	—	—	—
Basic and diluted loss per share	$(0.27)	$(1.99)	$(0.10)
Weighted average shares used in computing per share amounts:
Basic	525,967	520,574	515,803
Diluted	525,967	520,574	515,803

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	September 30, 2006	October 1, 2005	October 2, 2004
		(Restated)	(Restated)
	(In thousands)
Net loss	$(141,557)	$(1,033,946)	$(51,629)
Other comprehensive loss:
Net unrealized gain (loss) on investments and derivative financial instruments, net of tax	(240)	201	(1,360)
Foreign currency translation adjustments	933	7,821	17,414
Changes in minimum pension liability, net of tax	5,029	(3,826)	301
Comprehensive loss	$(135,835)	$(1,029,750)	$(35,274)

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid In Capital		Deferred	Treasury Stock		Accumulated Other
	Number of Shares	Amount	Stock-based Compensation	Number of Shares	Amount	Comprehensive Income	Accumulated Deficit	Total
		(Restated)	(Restated)			(Restated)	(Restated)	(Restated)
	(in thousands)
BALANCE AT SEPTEMBER 27, 2003 RESTATED	530,046	$5,933,851	$(96,677)	(18,847)	$(188,618)	$16,335	$(2,316,928)	$3,347,963
Exercise of common stock options	3,670	16,437	—	—	—	—	—	16,437
Issuance of common stock under employee stock purchase plan	4,392	19,243	—	—	—	—	—	19,243
Issuance of restricted stock and options	3,507	14,729	(14,729)	—	—	—	—	—
Segerstrom 6% shares settlement	—	(31,780)	—	—	—	—	—	(31,780)
Cumulative translation adjustment	—	—	—	—	—	17,414	—	17,414
Unrealized loss on investments and derivative financial instruments, net of tax	—	—	—	—	—	(1,360)	—	(1,360)
Changes in minimum pension liability in excess of plan assets	—	—	—	—	—	301	—	301
Income tax benefit of disqualified dispositions	—	8,800	—	—	—	—	—	8,800
Stock-based compensation	—	3,094	32,504	—	—	—	—	35,598
Retirement of treasury stock	—	—	—	20	11	—	—	11
Other	(310)	(5)	—	—	—	—	—	(5)
Net loss	—	—	—	—	—	—	(51,629)	(51,629)
BALANCE AT OCTOBER 2, 2004 RESTATED	541,305	$5,964,369	$(78,902)	(18,827)	$(188,607)	$32,690	$(2,368,557)	$3,360,993

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

	Common Stock and Additional Paid in Capital		Deferred	Treasury Stock		Accumulated Other
	Number of Shares	Amount	Stock-based Compensation	Number of Shares	Amount	Comprehensive Income	Accumulated Deficit	Total
		(Restated)	(Restated)			(Restated)	(Restated)	(Restated)
	(in thousands)
BALANCE AT OCTOBER 2, 2004 RESTATED	541,305	$5,964,369	$(78,902)	(18,827)	$(188,607)	$32,690	$(2,368,557)	$3,360,993
Exercise of common stock options	1,341	4,736	—	—	—	—	—	4,736
Issuance of common stock under employee stock purchase plan	2,976	12,032	—	—	—	—	—	12,032
Issuance of restricted stock and options	68	(15,933)	15,933	—	—	—	—	—
Segerstrom 6% shares settlement	—	(70)	—	—	—	—	—	(70)
Cumulative translation adjustment	—	—	—	—	—	7,821	—	7,821
Unrealized gain on investments and derivative financial instruments, net of tax	—	—	—	—	—	201	—	201
Change in minimum pension liability in excess of plan assets, net of tax	—	—	—	—	—	(3,826)	—	(3,826)
Income tax benefit of disqualified dispositions	—	(528)	—	—	—	—	—	(528)
Stock-based compensation	—	230	36,080	—	—	—	—	36,310
Repurchase of treasury stock	—	—	—	(26)	88	—	—	88
Net loss	—	—	—	—	—	—	(1,033,946)	(1,033,946)
BALANCE AT OCTOBER 1, 2005 RESTATED	545,690	5,964,836	(26,889)	(18,853)	(188,519)	36,886	(3,402,503)	2,383,811
Exercise of common stock options	2,347	7,622	—	—	—	—	—	7,622
Issuance of common stock under employee stock purchase plan	1,500	5,226	—	—	—	—	—	5,226
Issuance of restricted stock and options	2,243	—	—	—	—	—	—	—
Adoption of SFAS No. 123R	—	(26,889)	26,889	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	933	—	933
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(240)	—	(240)
Change in minimum pension liability in excess of plan assets, net of tax	—	—	—	—	—	5,029	—	5,029
Stock-based compensation	—	7,581	—	—	—	—	—	7,581
Repurchase of treasury stock	—	—	—	(22)	2,158	—	—	2,158
Net loss	—	—	—	—	—	—	(141,557)	(141,557)
BALANCE AT SEPTEMBER 30, 2006	551,780	$5,958,376	$—	(18,875)	$(186,361)	$42,608	$(3,544,060)	$2,270,563

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 30, 2006	October 1, 2005	October 2, 2004
		(Restated)	(Restated)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(141,557)	$(1,033,946)	$(51,629)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	138,597	178,324	190,904
In-process research and development	2,600	—	—
Restructuring non-cash costs	24,028	9,022	21,579
Recovery of provision for doubtful accounts	(2,543)	(5,410)	(3,776)
Stock based compensation expense	13,276	36,310	35,598
Loss (gain) on disposal of property, plant and equipment, net	(617)	61	4,428
Loss on extinguishment of debt	84,600	3,059	—
Loss on interest swap	5,464	22,102	—
Write-off deferred financing costs in connection with redemption of debt	—	5,359	—
Impairment of tangible and intangible assets	15,213	—	—
Cumulative effect of accounting changes, net	(2,830)	—	—
Goodwill impairment	3,787	600,000	—
Proceeds from sale of accounts receivable	1,508,483	407,705	—
Other, net	1,190	1,103	250
Deferred income taxes	7,949	349,221	(38,361)
Tax benefit of disqualified dispositions	—	—	9,751
Loss from investment in 50% or less owned companies	—	—	15,526
Gain from extraordinary item	—	—	(3,583)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,551,764)	(194,612)	(71,640)
Inventories	(283,885)	57,889	(61,107)
Prepaid expenses and other current and non-current assets	(14,438)	30,286	18,152
Accounts payable and accrued liabilities	(89,142)	(75,655)	61,470
Restricted cash	(10,673)	1,000	22,000
Income tax accounts	(42,042)	24,176	66,282
Cash provided by (used in) operating activities	(334,304)	415,994	215,844
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITES:
Purchases of short-term investments	(17,755)	(77,789)	(74,489)
Proceeds from maturities of short-term investments	74,796	40,426	109,005
Purchases of long-term investments	(1,823)	(3,015)	(12,903)
Purchases of property, plant and equipment	(139,195)	(74,549)	(87,198)
Proceeds from sale of property, plant and equipment	42,461	40,112	27,667
Cash paid for businesses acquired, net of cash acquired	(44,651)	(95,235)	(78,475)
Cash used in investing activities	(86,167)	(170,050)	(116,393)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	22,460	(1,076)	90,358
Repurchase of convertible notes	(543)	(623,558)	—
Payments of long-term debt	(750,929)	(21,490)	(21,779)
Proceeds from long-term debt, net of issuance costs	587,123	403,307	—
Interest rate swap termination associated with debt extinguishment	(29,785)	—	—
Redemption premium associated with debt extinguishment	(70,751)	—	—
Payment of consent fees	(12,475)	—	—
(Payments of) additions to notes and credit facilities, net	97,993	(13,197)	(17,436)
Proceeds from sale of common stock	12,848	16,767	35,680
Cash provided by (used in) financing activities	(144,059)	(239,247)	86,823
Effect of exchange rate changes	(11,694)	(8,091)	(6,401)
Increase (decrease) in cash and cash equivalents	(576,224)	(1,394)	179,873
Cash and cash equivalents at beginning of year	1,068,053	1,069,447	889,574
Cash and cash equivalents at end of year	$491,829	$1,068,053	$1,069,447
Supplemental disclosures of cash flow information:
Cash paid during the year
Interest	$121,671	$109,968	$90,739
Income taxes	$61,981	$20,826	$53,125

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.        Organization of Sanmina-SCI

Sanmina-SCI Corporation (“Sanmina-SCI,” “we,” “us,” or the “Company”) was incorporated in Delaware in 1989. We are a leading independent global provider of customized, integrated electronics manufacturing services, or EMS. We provide these services to original equipment manufacturers, or OEMs, primarily in the communications, personal and business computing, enterprise computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical and automotive industries. Our services consist primarily of product design and engineering, including initial development, detailed design, preproduction services and manufacturing design, volume manufacturing of complete systems, components and subassemblies, final system assembly and test, direct order fulfillment and logistic services and after-market product service and support. System components and subassemblies that we manufacture include volume and high-end printed circuit boards, backplanes and backplane assemblies, enclosures, cable assemblies, precision machine components, optical modules and memory modules.

Note 2.        Restatement of Consolidated Financial Statements

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

The Company’s historical procedures and methodologies for determining the number of shares and the Record Date of stock option and restricted stock grants made during the Investigation Period varied depending on the classification of the recipients of such awards. The following discusses, by category, the stock-based compensation processes generally followed by the Company to authorize and approve stock-based compensation awards:

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

Misdated Grants.   From fiscal 1997 through June 2006, the Company granted options on eleven different dates to its Officers. The investigation identified that the Record Date required revision on all eight (8) Officer Grants issued prior to October 2002 and no revisions were necessary for Officer Grants issued from October 2002 to the present. It was also determined that the Record Dates required revision with respect to nineteen (19) of the twenty-one (21) non-Officer Grants issued during the Investigation Period. In nearly all cases, the Record Date preceded the appropriate measurement date and the stock price on the Record Date was lower than the price on the appropriate measurement date. With regard to these discrepancies, the Record Date originally used by the Company in some cases preceded the date a definitive list of equity award recipients was approved. In other cases the stock price declined and the Record Date used was subsequent to the completion of the definitive list. As such, the revised measurement date was based on the date when the granting process of each of the Company’s grants was finalized. As a result, the Company has recognized pre-tax compensation expense of $115.2 million, (including restricted shares) relating to correcting the Record Date for the fiscal periods 1997 through 2005. For the years ended October 1, 2005 and October 2, 2004, the Company recognized pre-tax incremental stock based compensation of approximately $15.0 million and $12.2 million, respectively.

Option Exchange.   In fiscal 2003, the Company gave eligible employees the opportunity to cancel stock options with an exercise price greater than $11.00 and in exchange receive a new option grant no earlier than six months and one day after the last cancellation day with the exercise price of the new options to be determined at the end of this period, on a date between September 12-17, 2003. Non-employee members of the board of directors and executive officers were not eligible for the exchange program. It was determined that the Record Date of the new options issued in exchange for the forfeited options was incorrect. The effect of using the correct Record Date was to increase pre-tax stock-based compensation expense by $26.0 million from fiscal 2003 through 2005. The Company recorded $58.6 million in fiscal 2003 of pre-tax compensation expense arising from the cancellation of the stock options submitted for the exchange. The effect of this correction to the years ended October 1, 2005 and October 2, 2004 was pre-tax incremental compensation expense of $12.0 million and $9.8 million, respectively.

Stock Option Grant Modifications Connected with Terminations.   Compensation expense was also recognized as a result of modifications that were made to certain employee option grant awards in connection with certain employees’ termination agreements from fiscal 1999 through 2006. Compensation expense for these modifications was revised during the relevant periods. The nature of the modifications typically involved changes to employee stock option vesting rights subsequent to termination of employment. The total pre-tax stock-based compensation expense related to these modifications was approximately $24.4 million for the fiscal periods 1997 through 2005. There was $0 and $2.0 million of pre-tax incremental stock-based compensation expense related to modifications for the years ended October 1, 2005 and October 2, 2004, respectively.

The cumulative pre-tax incremental stock compensation expense recognized by the Company for these errors described above is approximately $224.2 million for the fiscal periods 1997 through 2005. The cumulative pre-tax incremental stock compensation expense recognized by the Company for these errors described above for the years ended October 1, 2005 and October 2, 2004 was approximately $27.0 million and $24.0 million, respectively.

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

Notwithstanding the foregoing, the lack of conclusive evidence in the case of certain grants required the Company’s management to apply significant judgment in establishing revised measurement dates. In those cases where a definitive measurement date could not be determined, the evidence was generally sufficient to establish: (1) a date which was defined as the earliest possible date that met all the conditions that constitute a measurement date under Accounting Principles Board Opinion (“APB”) No. 25 (the “Inside Date”) and (2) a date which was defined as the latest possible date that met all the conditions that constitute a measurement date under APB No. 25 (the “Outside Date”). These dates, particularly the Outside Date, later became the basis for determination of the revised measurement dates used by the Company in the restatement as the Company determined that this approach is more appropriate in determining when the option grant was determined with finality and no longer subject to change. An example of an Outside Date for an Officer Grant might be the date the related Form 4 was filed. An example of an Outside Date for a Non-Officer Grant generally was the date at or around the date on which the option awards were communicated to employees.

In light of the significant judgment used by the Company in establishing revised measurement dates, alternative approaches to those used by the Company could have resulted in different compensation expense charges than those recorded by the Company in the restatement. For example, an alternative measurement date could be when communication occurred to a significant number of grant recipients included in an Annual grant rather than the Outside Date, when the option grant is determined with finality as the measurement date for those grant receipients for which there were changes made after the communication occurred.

The Company determined that the total cumulative, pre-tax, non-cash, stock compensation expense resulting from revised measurement dates was $224.2 million from fiscal January 1997 through October 1, 2005. The cumulative effect of the restatement adjustment on the Company’s Consolidated Balance Sheet at September 28, 2003 was an increase in additional paid-in capital of $139.1 million and an increase in accumulated deficit of the same amount. There was no impact on revenue. From a cash perspective, the additional payable in regards to payroll taxes associated with the stock option grants was approximately $0.5 million for the fiscal periods 1997 through 2005.

Additionally, as part of the Company’s review of its accounting for stock option grants that were granted in prior periods, the Company also determined that it had overstated goodwill by approximately $28.8 million as a result of understating the intrinsic value of the unvested awards to be allocated to unearned compensation that were exchanged in the Company’s acquisition of SCI which was consummated on December 6, 2001. During fiscal 2002, the Company recorded an impairment charge relating to the goodwill arising from the SCI acquisition. As such the impairment charge recognized in fiscal 2002 was overstated by $28.8 million. The effect of correcting this error decreased accumulated deficit at September 28, 2003 by $28.8 million. This adjustment did not affect the results of operations for the three years ended September 30, 2006.

Other Matters.   The Company also modified the accounting treatment for an interest rate swap related to its 10.375% Notes. Although management believes the economics of the interest rate swap related to the 10.375% Notes achieved the original objectives of converting certain fixed rate debt to effectively variable rate obligations, certain technical documentation requirements for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133 and related interpretations were not sufficient at the time the transaction occurred. Specifically we did not meet the requirements of contemporaneous documentation related to the interest swap with respect to the 10.375 % Notes. As a result, mark to market adjustments of the interest rate swap were recognized in other income (expense) during the term of the interest rate swap agreement which began in October 2004 and was terminated in February 2006. The adjustment increased net loss by $22.1 million during the year ended October 1, 2005 and reduced net loss by $22.1 million during the year ended September 30, 2006 in the Consolidated Statements of Operations.

As part of restructuring activities, the Company established a reserve account for its restructured fixed assets which was applied against the net book value of the restructured fixed assets at the time the restructuring event occurred. The Company determined that the fixed asset reserve account was overstated by $27.4 million and that the overstatement occurred in fiscal 2001. The adjustment resulted in an increase of $27.4 million in the net book value of property, plant and equipment as of September 28, 2003. The adjustment also decreased deferred tax assets by $10.5 million resulting in a reduction of $16.9 million in the accumulated deficit as of September 28, 2003. The decrease in deferred tax assets also reduced the valuation allowance that was recorded during fiscal 2005 for certain of the Company’s deferred tax assets.

During a review of our accounting treatment of intercompany transactions, the Company discovered that certain Controlled Foreign Corporations (“CFCs”) of the U.S. group had significant intercompany payable and receivable balances with various U.S. legal entities that were unsettled as of the end of fiscal 2004 and fiscal 2005. Under U.S. tax rules, the gross intercompany payable balance of a U.S. legal entity owed to a foreign CFC constitutes an investment in U.S. property under Section 956 (“Section 956 property”). For U.S. tax purposes, Section 956 property is treated as a deemed dividend to the U.S. from the CFC and is taxable in the U.S. to the extent of the higher of the CFC’s earnings or its Section 956 property. In previous financial statements, the Company did not properly reflect the inclusion of taxable income under Section 956. During the period that the Section 956 property arose, the Company had substantial net operating losses that were in excess of the required income inclusion under Section 956. Accordingly, the recognition of Section 956 income resulted in a reduction of $35.6 million of net operating loss deferred tax assets and an increase of $35.6 million of our provision for income tax expense in fiscal 2004. This increase was partially offset by the reversal of a deferred tax liability of $8.1 million that had previously been established related to income not permanently reinvested as the recognition of the Section 956 deemed dividend was characterized as a deemed repatriation of this income. The net impact of the deemed dividend in fiscal 2004 was a net decrease of net deferred tax assets of $27.4 million and an increase in our provision for income tax expense of $27.4 million.

During fiscal 2005, the Company recorded a valuation allowance against certain of its deferred tax assets. As a result of the Company’s restatement adjustments, deferred tax assets were reduced causing a reduction in the valuation allowance that was recorded during fiscal 2005. Accordingly, this reduced our provision for income taxes by $18.0 million for the year ended October 1, 2005 respectively.

The restatements increased previously reported basic and diluted net loss per share by $0.06 and $0.08 for the years ended October 1, 2005 and October 2, 2004.

The following tables present the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statements of Operations for years ended October 1, 2005 and October 2, 2004:

	Fiscal Year Ended				Fiscal Year Ended
	October 1, 2005 (Restated)				October 2, 2004 (Restated)
	Previously Reported	Adjustments		As Restated	Previously Reported	Adjustments		As Restated
	(In thousands)
Net sales	$11,734,674	$—		$11,734,674	$12,204,607	$—		$12,204,607
Cost of sales	11,093,631	10,861	A	11,104,492	11,588,518	9,163	A	11,597,681
Gross profit	641,043	(10,861)		630,182	616,089	(9,163)		606,926
Operating expenses:
Selling, general, administrative and research and development	380,205	13,198	A	393,403	364,388	12,615	A	377,003
Amortization of intangible assets	8,685	—		8,685	8,547	—		8,547
Goodwill impairment	600,000	—		600,000	—	—		—
Integration costs	1,609	—		1,609	4,203	—		4,203
Restructuring costs	116,444	(199	)A	116,245	133,250	(559	)A	132,691
Total operating expenses	1,106,943	12,999		1,119,942	510,388	12,056		522,444
Operating income (loss)	(465,900)	(23,860)		(489,760)	105,701	(21,219)		84,482
Interest income	22,536	—		22,536	7,885	—		7,885
Interest expense	(142,319)	(5,023	)B	(147,342)	(115,304)	—		(115,304)
Loss on extinguishment of debt	(3,059)	—		(3,059)	—	—		—
Other income (expense), net	(5,121)	(17,079	)B	(22,200)	(13,863)	—		(13,863)
Interest and Other expense, net	(127,963)	(22,102)		(150,065)	(121,282)	—		(121,282)
Loss before income taxes and extraordinary item	(593,863)	(45,962)		(639,825)	(15,581)	(21,219)		(36,800)
Provision for (benefit from) income taxes	412,139	(18,018	)C	394,121	(600)	19,012	D	18,412
Loss before extraordinary item	(1,006,002)	(27,944)		(1,033,946)	(14,981)	(40,231)		(55,212)
Extraordinary gain, net of tax	—	—		—	3,583	—		3,583
Net loss	$(1,006,002)	$(27,944)		$(1,033,946)	$(11,398)	$(40,231)		$(51,629)
Net loss per share before extraordinary item:
Basic	$(1.93)	$(0.06)		$(1.99)	$(0.03)	$(0.08)		$(0.11)
Diluted	$(1.93)	$(0.06)		$(1.99)	$(0.03)	$(0.08)		$(0.11)
Extraordinary gain, net of tax	$—	$—		$—	$0.01	$—		$0.01
Net loss per share:
Basic	$(1.93)	$(0.06)		$(1.99)	$(0.02)	$(0.08)		$(0.10)
Diluted	$(1.93)	$(0.06)		$(1.99)	$(0.02)	$(0.08)		$(0.10)
Weighted average shares used in computing per share amounts:
Basic	520,574			520,574	515,803			515,803
Diluted	520,574			520,574	515,803			515,803

A:                Adjustment for additional stock compensation expense pursuant to APB No. 25 and the associated payroll tax.

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

D:               Adjustment to deferred tax assets arising from net operating losses from the 956 Deemed Dividend and stock-based compensation charge.

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Balance Sheet as of October 1, 2005:

	As of October 1, 2005
	Previously Reported	Adjustments		As Restated
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$1,068,053	$—		$1,068,053
Short-term investments	57,281	—		57,281
Accounts receivable, net of allowances	1,477,401	—		1,477,401
Inventories	1,015,035	—		1,015,035
Deferred income taxes	42,767	—		42,767
Prepaid expenses and other current assets	86,620	—		86,620
Total current assets	3,747,157	—		3,747,157
Property, plant and equipment, net	662,101	27,353	C	689,454
Other intangible assets, net	35,907	—		35,907
Goodwill	1,689,198	—		1,689,198
Other non-current assets	81,874	—		81,874
Restricted cash	25,538	—		25,538
Total assets	$6,241,775	$27,353		$6,269,128
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,559,172	$—		$1,559,172
Accrued liabilities	366,920	—		366,920
Accrued payroll and related benefits	146,687	458	D	147,145
Current portion of long-term debt	1,439	—		1,439
Total current liabilities	2,074,218	458		2,074,676
Long-term liabilities:	—
Long-term debt, net of current portion	1,644,666	22,102	B	1,666,768
Other	143,873	—		143,873
Total long-term liabilities	1,788,539	22,102		1,810,641
Stockholders’ equity:
Preferred stock	—	—		—
Common stock	5,457	—		5,457
Treasury stock	(188,519)	—		(188,519)
Additional paid-in capital	5,745,125	187,365	A	5,932,490
Accumulated other comprehensive income	36,886	—		36,886
Accumulated deficit	(3,219,931)	(182,572)		(3,402,503)
Total stockholders’ equity	2,379,018	4,793		2,383,811
Total liabilities and stockholders’ equity	$6,241,775	$27,353		$6,269,128

A:             Adjustment for additional stock compensation expense pursuant to APB No. 25.

B:              Adjustment for interest rate swap.

C:              Reversal of excess fixed asset impairment reserve.

D:             Adjustment for payroll tax associated with the adjustment to stock-based compensation.

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statement of Cash Flows for the fiscal year ended October 1, 2005:

	Fiscal Year Ended
	October 1, 2005
	Previously Reported	Adjustments		As Restated
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(1,006,002)	$(27,944)		$(1,033,946)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	178,324	—		178,324
Restructuring non-cash costs	9,022	—		9,022
Recovery of provision for doubtful accounts	(5,410)	—		(5,410)
Stock-based compensation expense	9,257	27,053	A	36,310
Gain on disposal of property, plant and equipment	61	—		61
Loss on extinguishment of debt	3,059	—		3,059
Loss on interest rate swap	—	22,102	B	22,102
Write-off deferred financing costs in connection with redemption of debt	6,127	—		6,127
Goodwill impairment	600,000	—		600,000
Proceeds from sale of accounts receivable	407,705	—		407,705
Other, net	1,103	—		1,103
Deferred tax asset valuation allowance	367,239	(18,018	)C	349,221
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(194,612)	—		(194,612)
Inventories	57,889	—		57,889
Prepaid expenses and other current and non-current assets	29,588	(70	)A	29,518
Accounts payable and accrued liabilities	(72,532)	(3,123	)D	(75,655)
Restricted cash	1,000	—		1,000
Income tax accounts	24,176	—		24,176
Cash provided by operating activities	415,994	—		415,994
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of short-term investments	(77,789)	—		(77,789)
Proceeds from maturities and sale of short-term investments	40,426	—		40,426
Purchases of long-term investments	(3,015)	—		(3,015)
Purchases of property, plant and equipment	(74,549)	—		(74,549)
Proceeds from sale of property, plant and equipment	40,112	—		40,112
Cash paid for businesses acquired, net of cash acquired	(95,235)	—		(95,235)
Cash used in investing activities	(170,050)	—		(170,050)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	(1,076)	—		(1,076)
Repurchase of convertible notes	(623,558)	—		(623,558)
Payments of long-term debt	(21,490)	—		(21,490)
Proceeds from long-term debt, net of issuance costs	403,307	—		403,307
Payments of notes and credit facilities, net	(13,197)	—		(13,197)
Proceeds from sale of common stock, net of issuance costs	16,767	—		16,767
Cash used in financing activities	(239,247)	—		(239,247)
Effect of exchange rate changes	(8,091)	—		(8,091)
Decrease in cash and cash equivalents	(1,394)	—		(1,394)
Cash and cash equivalents at beginning of period	1,069,447	—		1,069,447
Cash and cash equivalents at end of period	$1,068,053	$—		$1,068,053

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

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statement of Cash Flows for the fiscal year ended October 2, 2004:

	Fiscal Year Ended October 2, 2004
	Previously Reported	Adjustments		As Restated
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(11,398)	$(40,231)		$(51,629)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	190,904	—		190,904
Restructuring non-cash costs	21,579	—		21,579
Recovery of provision for doubtful accounts	(3,776)	—		(3,776)
Stock-based compensation expense	12,312	23,286	A	35,598
Gain on disposal of property, plant and equipment	4,428	—		4,428
Loss from investment in 50% or less owned companies	15,526	—		15,526
Gain from extraordinary items	(3,583)	—		(3,583)
Other, net	250	—		250
Deferred income taxes	(57,373)	19,012	C	(38,361)
Tax benefit of disqualified dispositions	9,751	—		9,751
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(71,640)	—		(71,640)
Inventories	(61,107)	—		(61,107)
Prepaid expenses and other current and non-current assets	18,683	(531	)A	18,152
Accounts payable and accrued liabilities	63,006	(1,536	)B	61,470
Restricted cash	22,000	—		22,000
Income tax accounts	66,282	—		66,282
Cash provided by operating activities	215,844	—		215,844
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of short-term investments	(74,489)	—		(74,489)
Proceeds from maturities and sale of short-term investments	109,005	—		109,005
Purchases of long-term investments	(12,903)	—		(12,903)
Purchases of property, plant and equipment	(87,198)	—		(87,198)
Proceeds from sale of property, plant and equipment	27,667	—		27,667
Cash paid for businesses acquired, net of cash acquired	(78,475)	—		(78,475)
Cash used in investing activities	(116,393)	—		(116,393)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	90,358			90,358
Payments of long-term debt	(21,779)	—		(21,779)
Payments of notes and credit facilities, net	(17,436)	—		(17,436)
Proceeds from sale of common stock, net of issuance costs	35,680	—		35,680
Cash used in financing activities	86,823	—		86,823
Effect of exchange rate changes	(6,401)	—		(6,401)
Increase in cash and cash equivalents	179,873	—		179,873
Cash and cash equivalents at beginning of period	889,574	—		889,574
Cash and cash equivalents at end of period	$1,069,447	$—		$1,069,447

A:               Adjustment for additional stock compensation expense pursuant to APB No. 25.

B:                Adjustment for payroll tax associated with the adjustment to stock-based compensation.

C:                Adjustment to deferred tax assets arising from net operating losses from the 956 Deemed Dividend and stock-based compensation charge.

The following tables reconcile adjustments to stockholders’ equity (in thousands):

(A) = -(C) minus (D) and (F)	(C)	(D)	(E)	(F)	(G)	(H)	(I)	(B)=(C) Through (I)	(A) plus (B)
		Tax Effect							Net Impact
Additional	Deferred	Additional	Deferred			Fixed Asset	Interest		on
Paid-In	Stock-based	Paid-in	Tax	Goodwill	Payroll	Impairment	Rate	Accumulated	Stockholders’
Capital	Compensation	Capital-	Effect	Impairment	Tax	Reserve	Swap	Deficit	Equity
1997	$85	$(85)	$—	$—	$—	$—	$—	$—	$(85)	$—
1998	698	(707)	9	120	—	(22)	—	—	(600)	98
1999	4,194	(4,386)	192	1,054	—	(789)	—	—	(3,929)	265
2000	20,299	(23,761)	3,462	4,885	—	(1,732)	—	—	(17,146)	3,153
2001	25,379	(27,953)	2,574	(5,338)	—	(3,146)	27,353	—	(6,510)	18,869
2002	10,787	(39,856)	244	9,307	28,825	(151)	—	—	(1,631)	9,156
2003	77,664	(77,761)	97	(7,555)	—	723	—	—	(84,496)	(6,832)
2004	21,804	(22,755)	951	(19,963)	—	1,536	—	—	(40,231)	(18,427)
2005	26,455	(26,983)	528	17,490	—	3,123	—	(22,102)	(27,944)	(1,489)
	$187,365	$(224,247)	$8,057	$—	$28,825	$(458)	$27,353	$(22,102)	$(182,572)	$4,793

Fiscal Year	1997	1998	1999	2000	2001	2002	2003	2004	2005	Total
Stock Compensation
Pre-tax adjustment	$—	$0.8	$4.4	$23.7	$28.0	$39.9	$77.7	$22.8	$26.9	$224.2
Tax effect	—	(0.1)	(1.3)	(8.3)	(7.8)	(9.5)	8.9	(8.4)	18.5	(8.0)
	$—	$0.7	$3.1	$15.4	$20.2	$30.4	$86.6	$14.4	$45.4	$216.2
Fixed Asset Impairment Reserve
Pre-tax adjustment	$—	$—	$—	$—	$(27.4)	$—	$—	$—	$—	$(27.4)
Tax effect	—	—	—	—	10.5	—	—	—	(10.5)	—
	$—	$—	$—	$—	$(16.9)	$—	$—	$—	$(10.5)	$(27.4)
Interest Rate Swap
Pre-tax adjustment	$—	$—	$—	$—	$—	$—	$—	$—	$22.1	$22.1
Tax effect	—	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$	$—	$—	$—	$22.1	$22.1
956 Deemed Dividend
Pre-tax adjustment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Tax effect	—	—	—	—	—	—	(1.4)	27.4	(26.0)	—
	$—	$—	$—	$—	$—	$—	$(1.4)	$27.4	$(26.0)	$—
Goodwill Impairment
Pre-tax adjustment	$—	$—	$—	$—	$—	$(28.8)	$—	$—	$—	$(28.8)
Tax effect	—	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$(28.8)	$—	$—	$—	$(28.8)

Note 3.                       Summary of Significant Accounting Policies

Fiscal Year.   We operate on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal year 2006 and 2005 are 52 weeks fiscal year and fiscal year 2004 was a 53 week fiscal year. All general references to years relate to fiscal years unless otherwise noted.

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

Derivative Instruments and Hedging Activities.   We conduct business on a global basis in several currencies. As such, we are exposed to adverse movements in foreign currency exchange rates. We use various derivatives, such as foreign currency forward contracts and foreign currency option contracts, to reduce foreign exchange risks. Our objective in holding derivatives is to minimize the volatility of earnings and cash flows associated with changes in foreign currency. Derivatives are not used for trading or speculative purposes. We account for derivative instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of SFAS 133” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” In accordance with these standards, every derivative instrument is recorded in the balance sheets as either an asset or liability measured at its fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in stockholders’ equity as a separate component of accumulated other comprehensive income and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in fair value of cash flow hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period.

Management Estimates and Uncertainties.   The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements relate to the allowances for accounts receivable, provisions for inventories, warranties, restructuring costs, environmental matters, determining the realizability of deferred tax assets, determining fair values of reporting units for purposes of goodwill impairment tests, determining fair value of long-lived assets for purposes of impairment tests and determining measurement dates in connection with the restatement described in Note 2. Actual results could materially differ from these estimates used.

Financial Instruments and Concentration of Credit Risk.   Financial instruments consist of cash and cash equivalents, short-term investments, foreign currency forward and option contracts, interest rate swap agreements, accounts receivable, accounts payable and short and long-term debt obligations. With the exception of certain of our long-term debt obligations, (refer to Note 13) the fair value of these financial instruments approximates their carrying amount as of September 30, 2006 and October 1, 2005 due to the nature of or the short maturity of those instruments.

Cash and Cash Equivalents.   We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents consisted of the following:

	As of
	September 30, 2006	October 1, 2005
	(In thousands)
Cash and bank balances	$344,968	$737,839
Money market funds	125,726	291,565
Other security funds	21,135	38,649
Total	$491,829	$1,068,053

Restricted Cash.   These assets are carried at fair values and are restricted as collateral for specified obligations under certain financing agreements and letters of credit. The restricted cash also relates to our worker’s compensation. Changes in the restricted cash balance related to worker’s compensation and specified obligations under certain letters of credit are classified as an operating activity in the Consolidated Statements of Cash Flows. At September 30, 2006, and October 1, 2005, we had restricted cash of approximately $13.8 million and $25.5 million, respectively. The balance as of September 30, 2006 consisted of cash collateral for specified obligations under certain letters of credit and worker’s compensation. Restricted cash of $22.5 million related to specified obligations under certain financing agreements was released in fiscal 2006 as a result of the termination of interest rate swaps related to the 10.375% Notes. The balance as of October 1, 2005 consisted of cash collateral for specified obligations under certain financing agreements and worker’s compensation.

Short-Term and Long-Term Investments.   Our marketable debt and equity securities are included in short-term investments and considered as available-for-sale and are recorded at their fair value, as determined by quoted market price, with unrealized holding gains or losses, net of tax, classified as a separate component of stockholders’ equity. Upon sale of the investments, any previously unrealized holding gains or losses are recognized in the statements of operations. The specific identification method is used to determine the cost of securities sold. Our policy is to review our equity holdings on a regular basis to evaluate whether or not such securities have experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing the investee’s cash position, earnings or revenue outlook, stock price performance over the past six months, and liquidity. If we believe that an other-than-temporary decline in value exists, it is our policy to write down these investments to the market value and record the related write-down in our consolidated statement of operations.

As of September 30, 2006, we did not have any short-term investments. As of October 1, 2005, the difference between the aggregate fair value and cost basis was not significant. The values of our investments by major security type are as follows:

	As of October 1, 2005
	Cost	Aggregate Fair Value
	(In thousands)
U.S. government and agency securities	$53,331	$53,304
Money market securities	3,977	3,977
	$57,308	$57,281

Investments with unrealized losses at October 1, 2005 primarily related to our U.S. Government Agency Securities and were not material. Market values are determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

Investments in nonpublic companies are carried at cost using the cost method. We monitor these investments for other-than-temporary impairment and record appropriate reductions in carrying values when necessary. As of September 30, 2006 and October 1, 2005, the total long-term investments were $11.3 million and $12.3 million, respectively. During fiscal 2006, we wrote-down $2.8 million related to an other-than-temporary impairment of one of our long-term investments. Long-term investments are classified in the Consolidated Balance Sheets as part of other non-current assets.

Accounts Receivable and Other Related Allowances.   We estimate product returns and other adjustments related to current period net sales to establish related allowances. In making these estimates, we analyze the creditworthiness of our customers, past experience, changes in customer demand, and the overall economic climate in industries that we serve. One of our most significant credit risks is the ultimate realization of our accounts receivable. This risk is mitigated by (i) ongoing credit evaluation of our customers, and (ii) frequent contact with our customers, especially our most significant customers, which enables us to monitor current changes in business operations and to respond accordingly. To establish our allowance for doubtful accounts, we regularly estimate the credit risk associated with accounts receivable. We evaluate credit risk related to specific customers based on the current economic environment.

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

Any retained interest as a result of the sale is reclassified from accounts receivable to prepaid and other current assets in the Consolidated Balance Sheets. The accounts receivable balances that are sold are removed from the Consolidated Balance Sheets and the related proceeds are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows.

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

Property, Plant and Equipment, net.   Property, plant and equipment are stated at cost or, in the case of property and equipment acquired through business combinations accounted for as a purchase, initially at fair value based upon the allocated purchase price at the acquisition date. Depreciation and amortization are provided on a straight-line basis over 20 to 40 years for buildings, five years for machinery and equipment and five years for furniture and fixtures or in the case of leasehold improvements, over the term of the related lease, if shorter.

Restructured properties pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, that are held for sale are included in prepaid expenses and other current assets in our consolidated balance sheets.

As a result of our SFAS No. 144 impairment analysis during fiscal 2006, we impaired $7.2 million related to a manufacturing facility and our ODM business, which are part of our Standard Electronic Service reporting segment. The impairment analysis was based on a discounted cash flow approach. The $7.2 million impairment charge is included in impairment of tangible and intangible assets on the Consolidated Statements of Operations. We did not have any SFAS No. 144 impairments related to property, plant and equipment in fiscal 2005 and 2004.

Restructuring Costs.   We recognize restructuring charges based on our plans to exit certain activities resulting from the identification of excess manufacturing and administrative facilities that we choose to close or consolidate. In connection with our exit activities, we record restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges were incurred pursuant to formal plans developed and approved by management and accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities, and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Where applicable, employee termination costs are recorded pursuant to SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.” Fixed assets that are written off or impaired as a result of restructuring plans are typically accounted for as held for sale or abandon. The remaining carrying value of such assets was not material at September 30, 2006 and October 1, 2005. The recognition of restructuring charges requires our management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less selling costs, of property, plant and equipment to be disposed of. Management’s estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained, and the utilization of the provisions are for their intended purposes in accordance with developed exit plans. In the event circumstances change and the provision is no longer required, the provision is reversed.

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

We review other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. We assess the recoverability of the intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting our average cost of capital, or other appropriate methods of determining fair value.

Revenue Recognition.   We recognize revenue based on the shipping terms or when services have been performed. We also derive revenues from sales of certain inventory, including raw materials, to customers who reschedule, amend or cancel purchase orders after we have procured inventory to fulfill their purchase orders. Specifically, we recognize revenue when there exists a persuasive arrangement between us and the buyer, the price is fixed or determinable, title to the product or the inventory is transferred to the customer, the customers assumes the risks and rewards of ownership of the product and collectibility is reasonably assured. Except in specific circumstances, there are no formal customer acceptance requirements or further Sanmina-SCI obligations to the product or the inventory subsequent to shipment. In specific circumstances in which there are such customer acceptance requirements or further Sanmina-SCI obligations, with the exception of our standard warranty, revenue is recognized at the point of formal acceptance and upon completion of obligations. In specific circumstances in which the Company is acting as an agent on behalf of the customer on procurement and shipment of goods in accordance with Emerging Issues Task Force (“EITF”) 99-19, gross revenue is not recognized on the sale of the goods. Instead, revenue is recognized net of the costs of the goods. Provisions are made for estimated sales returns and adjustments at the point of revenue recognition. Provisions were not material for the years ended September 30, 2006, October 1, 2005 and October 2, 2004.

Warranty Reserve.   We establish a warranty provision on shipped products based on individual manufacturing contract requirements and past warranty experience. For each period end, the balance is reviewed to ensure its adequacy.

Income taxes.   We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax asset is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the “more likely than not” criteria established by SFAS No. 109, “Accounting for Income Taxes.” Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. Our tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies.

Earnings Per Share.   Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive.

Stock-Based Compensation.   On October 2, 2005, we adopted SFAS No. 123R, “Share-Based Payment”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock units and purchase rights under our Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS No. 123R supersedes previous accounting under APB No. 25 for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 providing supplemental implementation guidance for SFAS No. 123R. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123R.

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

As a result of the adoption of SFAS No. 123R, our loss from continuing operations before income taxes and cumulative effect of accounting changes and net loss for the year ended September 30, 2006, was $6.6 million less than under our previous accounting methodology for share-based compensation. In addition, we recorded a benefit upon the adoption of SFAS No. 123R of approximately $5.7 million during the year ended September 30, 2006 which was recorded as a cumulative effect of an accounting change.

Stock-Based Compensation (Restated).   Prior to the adoption of SFAS No. 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123. Under APB No. 25, compensation cost is measured as of the date the number of shares and exercise price become fixed. The terms of an award are generally fixed on the date of grant, requiring the stock option to be accounted for as a fixed award. Compensation expense was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the exercise price of the stock option granted. Under APB No. 25, compensation cost for stock options was recognized over the vesting period using the straight-line method. Refer to Note 2 of the Notes to Consolidated Financial Statements for discussion of the restatement relating to the recognition of stock-based compensation expense.

Recent Accounting Pronouncements.   On September 13, 2006, the Financial Accounting Standards Board (“FASB”) issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 addresses quantifying the financial statement effects of misstatements; specifically, how the effects of prior year uncorrected misstatements must be considered in quantifying misstatements in the current year financial statements. In addition, SAB No. 108 provides guidance on the correction of misstatements, including the correction of prior period financial statements for immaterial misstatements. Importantly, SAB No. 108 offers a “one-time” special transition provision for correcting certain prior year misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We expect to adopt this standard at September 29, 2007. We do not expect the adoption of SAB No. 108 to have a material impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” The statement requires an employer to recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status. The measurement date of the plans’ assets and obligations that determine the funded status will be as of the end of the employer’s fiscal year. The statement will be effective in fiscal 2007. The Company is currently reviewing the statement to determine the potential impact to the Company’s financial position, results of operations, and related cash flows.

In July 2006 the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48 as an interpretation of SFAS No. 109, “Accounting for Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that the adoption of this standard will have on our financial position or results of operations.

In March 2005, the FASB issued FIN No. 47 as an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. As a result of the adoption, the Company increased its environmental accrual by $5.3 million on the Consolidated Balance Sheet as of September 30, 2006 and recorded a charge of $2.9 million to cumulative effect of accounting changes on the Consolidated Statement of Operations for the year ended September 30, 2006.

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

Note 4.                       Cumulative Effect of Accounting Changes

Upon adoption of SFAS No. 123R in the first quarter of fiscal 2006, we recognized a benefit on recovery of stock compensation expense of $4.8 million. With respect to the stock option restatement, the Company recorded an incremental benefit of $0.9 million related to the stock compensation adjustment. The total cumulative effect of accounting changes for estimated forfeitures for previously issued restricted stock and stock options in regards to the adoption of SFAS No. 123R was $5.7 million during fiscal 2006.

Additionally during fiscal 2006, the Company adopted FIN No. 47 for our environmental liabilities of which a charge of $2.9 million was recorded as a cumulative effect adjustment in the fourth quarter of fiscal 2006.

The combined effect of the above adjustments was a net benefit of $2.8 million to our Consolidated Statement of Operations for fiscal 2006.

Note 5.                       Derivative Instruments and Hedging Activities

We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less. At September 30, 2006 and October 1, 2005, we had open forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $403.4 million and $519.9 million, respectively. The net unrealized gain on the contracts at September 30, 2006 is not material and is recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets. Market value gains and losses on forward exchange contracts are recognized in the Consolidated Statement of Operations as offsets to the exchange gains and losses on the hedged transactions. The impact of these foreign exchange contracts was not material to the results of operations for fiscal 2006, 2005 and 2004.

We also utilized foreign currency forward contracts to hedge certain forecasted foreign currency sales and cost of sales referred to as cash flow hedges. These contracts typically expire within 12 months. Gains and losses on these contracts related to the effective portion of the hedges are recorded in other comprehensive income until the forecasted transactions impact earnings. When the contracts expire, any amounts recorded in other comprehensive income are reclassified to earnings. Gains and losses related to the ineffective portion of the hedges are immediately recognized on the Consolidated Statement of Operations. At September 30, 2006, we had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $10.1 million. The net unrealized loss on the contracts at September 30, 2006 and the net unrealized gain on the contracts at October 1, 2005 were not material and were recorded in current liabilities on the Consolidated Balance Sheets. The impact of the foreign currency forward contracts was not material to the results of operations fiscal 2006, 2005 and 2004.

We entered into interest rate swaps to hedge our mix of short-term and long-term interest rate exposures. We had a restatement adjustment arising from the interest rate swap related to the 10.375% Notes which was terminated during the three months ended Apri1 1, 2006. For more information relating to this adjustment, refer to Note 2 of the Consolidated Financial Statements. Approximately $2.2 million of costs related to this interest rate swap termination were recorded related to the extinguishment of the 10.375% Senior Secured Notes during the three months ended April 1, 2006. The interest rate swap termination costs are included as part of the $84.6 million from the early extinguishment of debt.

Our foreign exchange forward and option contracts and interest rate swaps expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We minimize such risk by limiting our counterparties to major financial institutions. We do not expect material losses as a result of default by counterparties.

Note 6.                       Financial Instruments and Concentration of Credit Risk

The estimated fair values of certain of our long-term debt obligations, based on quoted market prices, as of September 30, 2006 are as follows:

	Carrying Amount	Fair Value
	(In thousands)
8.125% Senior Subordinated Notes due 2016	$600,000	$583,500
6.75% Senior Subordinated Notes due 2013	$400,000	$378,000
3% Convertible Subordinated Notes due 2007	$524,210	$516,347

Financial instruments that potentially subject us to credit risk consist of cash and cash equivalents, short-term investments and trade accounts receivable. We maintain the majority of our cash, cash equivalents and short-term investment balances with recognized financial institutions which follow our investment policy. We have not experienced any significant losses on these investments to date. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) ongoing credit evaluation of our customers, and (ii) frequent contact with our customers, especially our most significant customers, thus enabling us to monitor current changes in business operations and to respond accordingly. We generally do not require collateral for sales on credit. We consider these concentrations of credit risks in establishing our allowance for doubtful accounts.

Sales to the following customers, expressed as a percentage of consolidated net sales, and the percentage of gross accounts receivable for each customer, were as follows:

	Percentage of Net Sales Year Ended			Percentage of Gross Accounts Receivable As of
	September 30, 2006	October 1, 2005	October 2, 2004	September 30, 2006	October 1, 2005
IBM	12.8%	23.2%	28.4%	14.4%	11.1%
Lenovo	10.5%	*	*	*	15.7%
HP	10.0%	*	12.0%	*	*

*                    Amount was less than 10% of the total

Note 7.                       Inventories

The components of inventories, net of provisions, are as follows:

	As of
	September 30, 2006	October 1, 2005
	(In thousands)
Raw materials	$905,236	$654,384
Work-in-process	262,449	242,659
Finished goods	150,715	117,992
Total	$1,318,400	$1,015,035

Note 8.                       Property, Plant and Equipment, net

As of September 30, 2006 and October 1, 2005, property, plant and equipment consist of the following:

	As of
	September 30, 2006	October 1, 2005
		(Restated)
	(In thousands)
Machinery and equipment	$1,465,565	$1,488,932
Furniture and fixtures	22,340	25,364
Leasehold improvements	54,225	53,060
Land and buildings	503,996	563,848
	2,046,126	2,131,204
Less: Accumulated depreciation and amortization	(1,449,490)	(1,453,341)
	596,636	677,863
Construction in progress	23,496	11,591
Property, plant and equipment, net	$620,132	$689,454

Depreciation expense on property, plant and equipment for the year ended September 30, 2006, October 1, 2005 and October 2, 2004 were approximately $128.3 million, $168.7 million and $182.4 million, respectively.

Restructured properties pursuant to SFAS No. 144, “Impairment of long-lived assets”, that are considered held for sale are included in prepaid expenses and other current assets in our Consolidated Balance Sheets. As of September 30, 2006 and October 1, 2005, assets held for sale were $59.0 million and $33.1 million, respectively.

Refer to Note 2 “Restatement of Consolidated Financial Statements” in regards to the effect of the restatement.

Note 9.                       Goodwill and Other Intangible Assets

During fiscal 2005, we recorded a goodwill impairment loss of $600 million for our domestic reporting unit. The factors that caused us to record a write-off of our deferred tax assets, which primarily related to U.S. operations coupled with the then-recent decline in the market price of our common stock, led us to record this goodwill impairment loss during our second fiscal quarter. In particular, the shift of operations from U.S. facilities and other facilities in high cost locations to facilities in lower-cost locations has resulted in restructuring charges and a decline in sales with respect to our U.S. operations. The fair market valuation of the reporting units was based on an income and market approach. As of the time we performed this analysis, there was no impairment of goodwill or long-lived assets associated with our international operations.

During fiscal 2005, we realigned our reporting structure based on different types of manufacturing services offered to our customers. As a result, our operating segments changed (refer to Note 22 of the Notes to Consolidated Financial Statements). Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets”, the change in operating segments resulted in the identification of two new reporting units (Personal Computing and Electronic Manufacturing Services). In the previous fiscal year, our reporting units were based on geographical locations (domestic and international). We conducted a relative fair value analysis of the two new reporting units as of April 1, 2006 using an income and market approach. As a result of the analysis, management concluded that $89 million and $1,524 million of goodwill were attributable to the Personal Computing and Standard Electronic Manufacturing Services reporting units, respectively. In addition at July 1, 2006, as well as at July 1, 2005 and 2004, we performed our annual impairment test pursuant to SFAS No. 142 and these tests did not identify any impairment losses.

On a consolidated basis, goodwill decreased from $1,689 million as of October 1, 2005 to $1,613 million as of September 30, 2006 as a result of adjustments to goodwill of $82.9 million, offset by additions to goodwill of $6.9 million.

Goodwill information for each reporting unit is as follows (in thousands):

	As of October 1, 2005	Additions to Goodwill	Adjustments to Goodwill	As of September 30, 2006
Reporting units:
Standard Electronic Manufacturing Services	$1,600,067	$6,939	$(82,907)	$1,524,099
Personal Computing	89,131	—	—	89,131
Total	$1,689,198	$6,939	$(82,907)	$1,613,230

The adjustments to goodwill were primarily due to the favorable resolution of $86.2 million of pre-merger tax items associated with SCI Systems, a subsidiary of the Company, including a $66.6 million favorable income tax adjustment relating to the conclusion of our U.S. tax audits with the Congressional Joint Committee on Taxation and related closure of statutes of limitations (refer to Note 21 of the Notes to Consolidated Financial Statements), and $3.8 million of goodwill impairment related to our decision to realign our original design manufacturer (“ODM”) business (refer to Note 24 “Subsequent Events”), net of $7.1 million of translation and other adjustments.

The additions to consolidated goodwill are primarily due to contingent earnouts and an insignificant acquisition during the year. Refer to Note 2 of the Notes to Consolidated Financial Statements - “Restatement of Consolidated Financial Statements” in regards to the effect of the restatement.

The gross and net carrying values of other intangible assets at September 30, 2006 and October 1, 2005 are as follows:

	As of September 30, 2006				As of October 1, 2005
	Gross Carrying Amount	Impairment of Intangibles	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Other intangible assets	$72,106	$(7,928)	$(34,376)	$29,802	$59,977	$(24,070)	$35,907

The increase in other intangible assets from fiscal 2005 to 2006 was primarily due to the acquisition of intangible assets in a business combination during 2006, refer to Note 18 “Acquisitions” of the Notes to Consolidated Financial Statements, offset by $7.9 million impairment of intangible assets related to our decision to realign our ODM activities to focus on joint development manufacturing (refer to Note 24 “Subsequent Events”). The $7.9 million impairment charge is included in the impairment of tangible and intangible assets on the Consolidated Statement of Operations.

Intangible asset amortization expense for the years ended September 30, 2006, October 1, 2005 and October 2, 2004 was approximately $10.3 million (including $0.7 million amortization included in cost of sales), $9.6 million (including $1.0 million amortization included in cost of sales) and $8.5 million, respectively.

Estimated annual amortization expense for other intangible assets at September 30, 2006 is as follows:

Fiscal Years:	(In thousands)
2007	$7,537
2008	7,537
2009	4,992
2010	2,958
2011	2,958
Thereafter	3,820
$29,802

Note 10.                Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consists of the following:

	Year Ended
	September 30, 2006	October 1, 2005
	(In thousands)
Foreign currency translation adjustment	$47,164	$46,231
Unrealized holding gains on investments and derivative financial instruments	—	240
Minimum pension liability	(4,556)	(9,585)
Total accumulated other comprehensive income	$42,608	$36,886

Note 11.                Earnings Per Share

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

Basic and diluted net loss per common share for the years ended September 30, 2006, were not materially impacted by the implementation of SFAS No. 123R.

The following table sets forth the calculation of basic and diluted loss per share:

	Year Ended
	September 30, 2006	October 1, 2005	October 2, 2004
		(Restated)	(Restated)
	(In thousands, except per share amounts)
Numerator:
Loss before cumulative effect of accounting changes	$(144,387)	$(1,033,946)	$(51,629)
Cumulative effect of accounting changes, net of tax	2,830	—	—
Net loss	$(141,557)	$(1,033,946)	$(51,629)
Denominator:
Weighted average number of shares—basic	525,967	520,574	515,803
Effect of dilutive potential common shares	—	—	—
Weighted average number of shares—diluted	525,967	520,574	515,803
Net loss per share before cumulative effect of accounting changes
—basic	$(0.27)	$(1.99)	$(0.10)
—diluted	$(0.27)	$(1.99)	$(0.10)
Net loss per share
—basic	$(0.27)	$(1.99)	$(0.10)
—diluted	$(0.27)	$(1.99)	$(0.10)

We recorded an extraordinary gain of $3.6 million in fiscal 2004. This was due to receipt of a cash payment from Siemens A.G. related to the acquisition of Siemens A.G.’s 50.1% ownership interest in Inboard, a manufacturer of complex printed circuit boards located in Germany. Excluding the extraordinary gain, the basic and diluted net loss per share for fiscal 2004 is $(0.11).

The following table summarizes the weighted average dilutive securities that were excluded from the above computation of diluted net loss per share because their inclusion would have an anti-dilutive effect (in thousands):

	2006	2005	2004
Dilutive securities:
Employee stock options	52,308,595	47,283,700	28,234,750
Restricted stock	2,324,927	3,737,908	402,338
Shares issuable upon conversion of zero coupon notes	1,567	3,178,476	7,415,070
Shares issuable upon conversion of 3% notes	12,697,848	12,697,848	12,697,848
Total anti-dilutive shares	67,332,937	66,897,932	48,750,006

After-tax interest expense of $10.8 million, $26.5 million, and $44.4 million (related to the Zero Coupon Convertible Subordinated Debentures which was paid in fiscal 2006 and 3% Convertible Subordinated Notes) for the years ended September 30, 2006, October 1, 2005 and October 2, 2004, respectively, were not included in the computation of diluted loss per share because to do so would be anti-dilutive. In addition, the related share equivalents on conversion of the debt were not included as to do so would be anti-dilutive.

Note 12.                Stock-Based Compensation (Restated)

Effective October 2, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with the SFAS No. 123R and SAB No. 107. Prior to October 2, 2005, the Company accounted for equity compensation according to the provisions of

APB No. 25. We adopted the modified prospective transition method pursuant to SFAS No. 123R, and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with equity compensation recognized during the year ended September 30, 2006, now includes: 1) amortization related to the remaining unvested portion of all equity compensation awards granted prior to October 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and as revised as a result of the restatement adjustments described in Note 2 “Restatement of Consolidated Financial Statements”, and 2) amortization related to all stock option awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The compensation expense for stock based compensation awards includes an estimate for forfeitures and is recognized over the vesting term using the ratable method. Prior to our adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. The Company recorded a cumulative effect adjustment for estimated forfeitures for previously issued restricted stock and stock options upon the adoption of SFAS No. 123R.

As a result of the adoption of SFAS No. 123R, our loss from continuing operations before income taxes and cumulative effect of accounting changes for the year ended September 30, 2006, was $6.6 million less than under our previous accounting methodology for share-based compensation. In addition, we recorded a benefit of approximately $5.7 million during the year ended September 30, 2006 to adjust the actual cancellations to the estimated forfeiture rate as a result of the adoption of SFAS No. 123R.

Total stock compensation expense (excluding the $5.7 million benefit recorded on cumulative effect of accounting changes) for the year ended September 30, 2006, October 1, 2005 and October 2, 2004, respectively, are represented by expense categories in the table below:

	Fiscal Year Ended
	September 30, 2006	October 1, 2005	October 2, 2004
		(Restated)	(Restated)
	(In thousands)
Cost of sales	$6,475	$14,788	$13,867
Selling, general & administrative	6,127	20,117	20,522
Research & development	674	1,405	1,209
	$13,276	$36,310	$35,598

As a result of the restatement, compensation expense increased from $9.1 million to $36.3 million and from $11.6 million to $35.6 million for the years ended October 1, 2005 and October 2, 2004, respectively.

Stock Options

Our stock option plans provide our employees the right to purchase common stock at the fair market value of such shares on the grant date. The Company amortizes its stock options over the vesting period which is generally five years. New hire options vest 20% at the end of year one and then vest ratably each month, thereafter, for the remaining four years. Recurring option grants vest ratably each month over a five-year period. The contract term of the options is ten years. Additionally, we applied SFAS No. 123R fair value based on a historical approach. For all option grants prior to the adoption of SFAS No. 123R, we recognize compensation cost using the multiple option approach. For all option grants subsequent to the adoption of SFAS No. 123R, we recognize compensation cost using the ratable approach (straight-line).

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

The assumptions used for options granted during the year ended September 30, 2006, October 1, 2005 and October 2, 2004 are presented below:

	Fiscal Year Ended
	September 30, 2006	October 1, 2005	October 2, 2004
		(Restated)	(Restated)
	(In thousands)
Volatility	57.0%	61.0%	75.0%
Risk-free interest rate	4.68%	3.96%	3.44%
Dividend yield	0%	0%	0%
Expected life of options	5.4 years	4.8 years	4.4 years

We recorded approximately $5.9 million of compensation expense related to stock options for the year ended September 30, 2006 in accordance with SFAS No. 123R. A summary of stock option activity under the plans for the three years ended September 30, 2006, October 1, 2005 and October 2, 2004 are presented as follows:

Summary Details for Plan Share Options

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
Outstanding , September 27, 2003	52,262,336	8.91
Granted	11,740,000	10.38
Exercised	(3,667,607)	4.19
Cancelled/Forfeited/Expired	(4,256,422)	9.85
Outstanding, October 2, 2004	56,078,307	9.45	7.04	41,263,475
Exercisable, October 2, 2004	30,100,296	9.70	5.58	28,392,376
Granted	8,825,023	6.42
Exercised	(1,341,900)	3.53
Cancelled/Forfeited/Expired	(7,091,073)	10.72
Outstanding, October 1, 2005	56,470,357	8.96	6.54	4,108,148
Exercisable, October 1, 2005	53,811,115	9.19	6.49	3,437,315
Granted	7,419,000	4.10
Exercised	(2,347,027)	3.25
Cancelled/Forfeited/Expired	(10,828,576)	9.13
Outstanding, September 30, 2006	50,713,754	8.47	6.22	458,342
Vested and expected to vest, September 30, 2006	49,368,400	8.60	6.13	432,621
Exercisable, September 30, 2006	43,818,552	9.16	5.77	338,150

The weighted-average grant date fair value of stock options granted during the year ended September 30, 2006 was $2.56. The weighted-average grant date fair value of stock options granted during the years ended October 1, 2005 and October 2, 2004 was $3.96 and $8.86, respectively. The total intrinsic value of stock options exercised during the year ended September 30, 2006 was $2.8 million. The total intrinsic value of stock options exercised during the years ended October 1, 2005 and October 2, 2004, was $4.0 million and $26.2 million, respectively. The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value of in-the-money options based on the Company’s closing stock price of $3.74 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 366,773 and the weighted average exercise price was $2.82.

At September 30, 2006, an aggregate of 72.6 million shares were authorized for future issuance under our stock plans, which covers stock options, employee stock purchase plans, and restricted stock awards. A total of 14.2 million shares of common stock were available for grant under our stock option plans as of September 30, 2006. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

As of September 30, 2006, there was $18.4 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 4.07 years.

A one-time, non-cash benefit of approximately $0.3 million for estimated future forfeitures of stock options previously expensed was recorded as of the SFAS No. 123R implementation date and reported as a cumulative effect of accounting changes, net of tax. Pursuant to APB No. 25, stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

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

We have treated the Employee Stock Purchase Plan as a compensatory plan and have recorded compensation expense of approximately $4.2 million for the year ended September 30, 2006 in accordance with SFAS No. 123R.

The assumptions used for the three years ended September 30, 2006, October 1, 2005 and October 2, 2004 are presented below:

	Year Ended
	September 30, 2006	October 1, 2005	October 2, 2004
Volatility	51.0%	59.0%	75.0%
Risk-free interest rate	4.75%	3.78%	3.44%
Dividend yield	0%	0%	0%
Expected life	0.75 years	0.75 years	0.75 years

The Company terminated the ESPP for the six month offering period ended September 30, 2006. In connection with this termination, the Company recorded an ESPP compensation expense of approximately $2.3 million.

Restricted Stock Awards

We grant awards of restricted stock to executive officers, directors and certain management employees. These awards vest at various periods ranging from one to four years.

Compensation expense computed for the year ended September 30, 2006, was $2.6 million. Compensation expense computed for the years ended October 1, 2005 and October 2, 2004 (Restated) was approximately $9.5 million and $10.5 million, respectively.

There were 103,698 of restricted stock awards granted during the year ended September 30, 2006. There were 260,061 and 4,199,280 of restricted stock awards granted during the years ended October 1, 2005 and October 2, 2004 (Restated), respectively. The weighted-average grant date fair value of the restricted stock awards granted during the year ended September 30, 2006 was $3.90. The weighted-average grant date fair value of the restricted stock awards granted during the years ended October 1, 2005 and October 2, 2004 (Restated) was $5.79 and $11.64, respectively. At September 30, 2006, unrecognized cost related to restricted stock awards totaled approximately $11.0 million. These costs are expected to be recognized over a weighted average period of 1.07 years.

A one-time, non-cash benefit of approximately $5.4 million for estimated future forfeitures of restricted stock awards previously expensed was recorded as of the SFAS No. 123R implementation date and reported as a cumulative effect of accounting changes, net of tax. Pursuant to APB No. 25, stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

A summary of the status of the Company’s nonvested restricted shares for the three years ended September 30, 2006, October 1, 2005 and October 2, 2004 are presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value ($)
		(Restated)
Nonvested at September 27, 2003	—	—
Granted	4,199,280	11.64
Vested	(7,049)	13.24
Forfeited	(355,000)	11.61
Nonvested at October 2, 2004	3,837,231	11.64
Granted	260,061	5.79
Vested	—	—
Forfeited	(252,000)	11.26
Nonvested at October 1, 2005	3,845,292	11.27
Granted	103,698	3.90
Vested	—	—
Forfeited	(910,500)	10.65
Nonvested at September 30, 2006	3,038,490	10.43

Restricted Stock Units

During fiscal year 2006, the Company began issuing restricted stock units to executive officers, directors and certain management employees. These awards cliff vest at four years. The units are automatically exchanged for shares at the vesting date.

Compensation expense computed under the fair value method for the year ended September 30, 2006, was $489,000.

The weighted-average grant date fair value of the restricted stock units granted in fiscal year 2006 was $4.79. At September 30, 2006, unrecognized cost related to restricted stock units totaled approximately $6.8 million. These costs are expected to be recognized over a weighted average period of 3.54 years.

A summary of the status of the Company’s nonvested restricted share units for the year ended September 30, 2006 are presented below:

	Number of Shares	Weighted- Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic ($)
Non-vested restricted stock units at October 1, 2005	—	—	—	—
Granted	1,612,250	4.79
Vested	—	—
Cancelled	(85,750)	4.72
Non-vested restricted stock units at September 30, 2006	1,526,500	4.79	3.54	5,709,110
Non-vested restricted stock units expected to vest at September 30, 2006	839,575	4.79	3.54	3,140,011

Performance Restricted Share Plan

During fiscal year 2006, the Company’s Compensation Committee approved the issuance of approximately 2.5 million performance restricted units at a weighted-average grant date fair value of $4.02 per unit to selected executives and other key employees. The units are automatically exchanged for vested shares when certain performance targets are met.

The Company did not record any compensation expense related to the performance restricted shares for the year ended September 30, 2006 as the Company did not meet the prescribed performance levels. The total unrecognized compensation expense to be recognized over the remaining two years would be approximately $7.5 million, assuming the performance targets are achieved.

Pro Forma Information under SFAS No. 123 for Periods Prior to Fiscal 2006 (Restated)

If compensation expense for the Company’s various equity compensation plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123, the Company’s pro forma net loss, and basic and diluted loss per common share for stock options granted prior to the adoption of SFAS No. 123R, for the years ended October 1, 2005 and October 2, 2004, would have been as follows:

	Year Ended	Year Ended
	October 1, 2005	October 2, 2004
	(Restated)	(Restated)
	(in thousands, except per share data)
Net loss:
As reported	$(1,033,946)	$(51,629)
Stock-based employee compensation expense included in reported net loss, net of tax	54,810	27,170
Stock-based employee compensation expense determined under fair value method, net of tax	(134,214)	(81,494)
Pro forma net loss	$(1,113,350)	$(105,953)
Basic loss per share:
As reported	$(1.99)	$(0.10)
Pro forma	$(2.14)	$(0.21)
Diluted loss per share:
As reported	$(1.99)	$(0.10)
Pro forma	$(2.14)	$(0.21)

The Company used the accelerated compensation method of FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, to recognize compensation expense for the years ended October 1, 2005 and October 2, 2004.

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

The decision to accelerate vesting of these underwater stock options was made primarily to minimize recognizing compensation expense in future financial statements upon the adoption of Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” because the Company believes underwater stock options may not be offering the affected employees sufficient incentive when compared to the potential future compensation expense that would have been attributable to these stock options. As the exercise price of all the stock options affected was greater than their fair market price on the date of vesting acceleration, there will be no impact under APB 25 on our consolidated statements of operations, except for the recognition of $21.8 million of stock-based compensation previously determined in accordance with APB No. 25. The amount of compensation expense that would have been recognized, based on the Company’s implementation of SFAS 123R, is approximately $26.4 million, $13.5 million, and $6.3 million in fiscal 2006, 2007, and 2008, respectively. As the options were accelerated to vest immediately, an additional compensation cost amounting to approximately $78.5 million, which represented the unamortized cost of accelerated unvested options, was recognized in the pro forma income statements for the year ended October 1, 2005.

Note 13.                Debt

Long-term debt and revolving credit agreements consist of the following:

	As of
	September 30, 2006	October 1, 2005
		(Restated)
	(In thousands)
8.125% Senior Subordinated Notes due 2016	$600,000	$—
6.75% Senior Subordinated Notes due 2013	400,000	400,000
10.375% Senior Secured Notes due 2010	—	750,000
Zero Coupon Convertible Subordinated Debentures due 2020	—	535
3% Convertible Subordinated Notes due 2007	524,210	522,572
Revolving Credit Agreement	100,000	—
Interest Rate Swaps	(17,098)	(7,061)
Other long-term debt due through August 2012, at rates ranging from 3.48% to 10.0%	—	1,712
Other	241	449
Total	1,607,353	1,668,207
Less: current portion	(100,135)	(1,439)
Total long-term debt	$1,507,218	$1,666,768

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

On January 3, 2007, the Company and U.S. Bank National Association, as trustee, entered into a supplemental indenture to the indenture under which the Company’s 8.125% Senior Subordinated Notes due 2016 were issued. As permitted by the indenture, the supplemental indenture released each of the notes guarantors from its respective obligations under its notes guarantee and the indenture.

6.75% Senior Subordinated Notes.   On February 24, 2005, the Company issued $400 million aggregate principal amount of our 6.75% Senior Subordinated Notes due 2013 (the “6.75% Notes”). Interest is payable on the 6.75% Notes on March 1 and September 1 of each year, beginning on September 1, 2005. The maturity date of the 6.75% Notes is March 1, 2013. In June 2005, we completed an exchange offer pursuant to which substantially all of the 6.75% Notes were exchanged for notes registered under the Securities Act of 1933. These notes evidence the same debt as the original 6.75% Notes and are issued and entitled to the benefits of the same indenture that governs the original the 6.75% Notes except that they are not subject to transfer restrictions.

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

On January 3, 2007, the Company and U.S. Bank National Association, as trustee, entered into a supplemental indenture to the indenture under which the Company’s 6.75% Senior Subordinated Notes due 2013 were issued. As permitted by the indenture, the supplemental indenture released each of the notes guarantors from its respective obligations under its notes guarantee and the indenture.”

8.125% and 6.75% Senior Subordinated Notes.   On September 6, 2006, the Company completed its consent solicitation from the holders of its 6.75% Notes and from the holders of its 8.125% Notes. Holders of a majority of the outstanding aggregate principal amount of its 6.75% Notes and 8.125% Notes submitted, and did not revoke, letters of consent prior to expiration of the consent solicitation period. Pursuant to the consent, the Company received a waiver, until December 14, 2006, of any default or event of default under the terms of the indentures governing such notes that may arise by virtue of the Company’s failure to file with the Securities and Exchange Commission and furnish to the trustee and holders of such notes certain reports required to be filed under the Securities Exchange Act of 1934. The Company incurred $12.5 million in aggregate consent fees. These fees have been capitalized and are being amortized over the remaining life of the 6.75% Notes and 8.125% Notes, respectively. The waiver for each series of notes became effective following the payment of the consent fee to each consenting holder of such series of notes, which the Company paid on September 11, 2006. The Company filed Form 10-Q for the quarter ended July 1, 2006 with the Securities and Exchange Commission on December 13, 2006. As a result of filing the Form 10-Q before December 14, 2006, the Company was not in default under the terms of the indentures governing such notes as of December 14, 2006.

The Company has not timely filed with Securities and Exchange Commission or furnished to the trustee and holders of the 6.75% and 8.125% notes certain fiscal 2006 year-end reports and information required to be filed under the Securities and Exchange Act  of 1934 as required by the 6.75% and 8.125% note indenture agreements. Filing the Form 10-K with the Securities and Exchange Commission and furnishing the required information to the trustee and note holders prior to January 14, 2007, the Company’s non compliance with this covenant provision will be cured.

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

3% Convertible Subordinated Notes due 2007.   In March 2000, SCI issued $575.0 million aggregate principal amount of 3% Convertible Subordinated Notes due March 15, 2007, or 3% Notes. Interest on the 3% Notes is payable semi-annually on each March 15 and September 15. In connection with the merger with SCI, the Company entered into a supplemental indenture with respect to the 3% Notes providing a guaranty for the 3% Notes and allowing for the conversion of the 3% Notes into shares of our common stock, at a conversion price of $41.35 per share, subject to adjustment in certain events. The 3% Notes were subordinated in right of payment to all existing and future senior debt, as defined, of the Company. The 3% Notes were redeemable at SCI’s option at any time on or after March 20, 2003, although there was no mandatory redemption prior to final maturity. During fiscal 2003, the Company repurchased approximately $50.0 million aggregate principal amount of our 3% Convertible Subordinated Notes due 2007 through unsolicited privately negotiated transactions.

On October 13, 2006, SCI Systems, Inc., one of our wholly owned subsidiaries (“SCI Systems”), initiated, in accordance with the terms thereof, the satisfaction and discharge of the Indenture, dated as of March 15, 2000, by and between SCI Systems and The Bank of New York Trust Company, National Association, as trustee (as supplemented, the “Indenture”), pursuant to which SCI Systems issued its 3% Notes due 2007. As a result, $532,875,000 in cash was deposited with the trustee, which amount is equal to the principal and interest due on the 3% Notes at maturity on March 15, 2007. The net proceeds obtained from the Senior Unsecured Term Loan (see below) which is due in January 2008 were used to initiate the satisfaction and discharge of the 3% Notes. Accordingly, the outstanding balance of the 3% Notes is included in long-term debt as of September 30, 2006.

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

On August 10, 2006, the Company entered into a Letter Waiver (“Credit Agreement Waiver Letter”) with the lenders under its Restated Credit Agreement which waiver was extended multiple times pursuant to a Letter Waiver Extension entered into most recently on December 7, 2006 (the “December Waiver”). Pursuant to the December Waiver, the lenders under the Restated Credit Agreement waived compliance by the Company with the requirements of the Restated Credit Agreement to deliver financial statements and the compliance certificate for the quarter ended July 1, 2006 and any cross defaults with other indebtedness that may arise from such failure through December 14, 2006. The December Waiver provided the waiver termination date for the Credit Agreement Waiver Letter to December 14, 2006,

provided, that if the required date of delivery of the financial statements for the fiscal quarter ended July 1, 2006 under the Company’s 8.125% Notes and 6.75% Notes has been extended (by waiver or otherwise) beyond December 14, 2006, the waiver terminates on the earlier of (i) March 31, 2007 and (ii) the third business day preceding the required date of delivery beyond December 14, 2006 for such financial statements as provided in the initial extension thereof by the respective requisite holders of such Notes. The Company filed Form 10-Q for the quarter ended July 1, 2006 with the Securities and Exchange Commission on December 13, 2006. As a result of filing the Form 10-Q before December 14, 2006, the Company was not in default under the terms of the indentures governing such notes as of December 14, 2006.

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

On December 29, 2006, the Company entered into an amendment and waiver to the Restated Credit Agreement. Among other things, this amendment amended the minimum required levels for both financial covenants and certain related definitions and waived the violation of one of the financial covenants for the fiscal quarter ended September 30, 2006.

After giving effect to the Credit Agreement Waiver Letter and the December 29, 2006 amendment and waiver, the company was in compliance with its covenants under the Restated Credit Agreement as of September 30, 2006.

There was approximately $100 million of loans outstanding under the Restated Credit Agreement at an average interest rate of 8.75% as of September 30, 2006. Additionally, the Company pays a commitment fee of .35% on the unused portion of the credit facility.

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

The loans will bear interest at the election of the Company at either the prime rate plus a margin or at an adjusted LIBOR rate plus 2.5%. On the 181st day after closing, the margins with respect to all loans will increase by 0.5% for the remaining life of the loans. Interest is payable quarterly in arrears with respect to prime rate loans. Interest is payable at the end of each interest period in the case of LIBOR rate loans depending on the Company’s election of the length of borrowing period (i.e one month, three months or six months). Principal, together with accrued and unpaid interest, is due at maturity. In addition, the Company is required to make mandatory prepayments of principal with the net cash proceeds from the sale of certain assets and the incurrence of certain debt.

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

As of September 30, 2006 we have no other term loans. As of October 1, 2005, we had $1.3 million of other term loans at interest rates that fluctuate. The average interest rate for the fiscal year ended October 1, 2005 for other term loans was 5.25%.

Maturities of long-term debt, including capital lease obligations as of September 30, 2006 is as follows:

Fiscal Year Ending	(In thousands)
2007	$624,345
2008	108
2009	—
2010	—
2011	—
Thereafter	982,900
Total	$1,607,353

The $624.3 million long-term debt with maturities less than one year includes $524.2 million of debt that has been refinanced with the $600 million Credit Agreement with a maturity date of January 31, 2008. Accordingly, the $524.2 million debt is classified as long-term debt on the Consolidated Balance Sheet as of September 30, 2006.

Note 14.                Sales of Accounts Receivable

Certain of the Company’s subsidiaries have entered into agreements that permit them to sell specified accounts receivable. The purchase price for receivables sold under these Agreements range from 95% to 100% of its face amount less a discount charge (based on LIBOR plus a spread) for the period from the date the receivable is sold to its collection date. Accounts receivable sales under these Agreements were $1.5 billion during fiscal 2006. The sold receivables are subject to certain limited recourse provisions. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability,” accounts receivable sold will be removed from the Consolidated Balance Sheet and will be reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. As of September 30, 2006, $299.0 million of sold accounts receivable remain subject to certain recourse provisions. We have not experienced any credit losses under these recourse provisions. The discount charge recorded during the fiscal periods 2004 through 2006 were not material to the financial statements. The discount charge is recorded in selling, general and administrative expenses on the Consolidated Statement of Operations.

As part of the sale of accounts receivables, the Company had a retained interest of $10.4 million at September 30, 2006. The accounts receivable relating to this retained interest was reclassified from accounts receivable to prepaid and other current assets. The retained interest has subsequently been collected.

Note 15.                Accrued Liabilities

Accrued liabilities consist of the following:

	As of
	September 30, 2006	October 1, 2005
	(In thousands)
Income tax payable and deferred income tax	$55,262	$170,255
Restructuring accrual	37,285	46,067
Other taxes payable	576	24,282
Warranty reserve	16,442	20,867
Interest payable	9,924	19,307
Other	103,774	86,142
Total accrued liabilities	$223,263	$366,920

The decrease in income tax payable and deferred income tax of $115.0 million from $170.3 million as of October 1, 2005 to $55.3 million as of September 30, 2006 is primarily due to the reversal of $105.6 million of tax reserves as a result of the settlement with the IRS and related closing of statutes of limitations. Of this amount, $66.6 million was recorded to goodwill and $39.0 million was recorded as a benefit to the tax provision.

Note 16.                Commitments and Contingencies

Operating Leases.   We lease certain of our facilities and various equipment under operating leases expiring at various dates through 2036. Sanmina-SCI is responsible for utilities, maintenance, insurance and property taxes under the leases. Future minimum lease payments under operating leases are as follows:

Fiscal Year Ending	(In thousands)
2007	$19,056
2008	14,129
2009	8,023
2010	5,616
2011	4,621
Thereafter	23,172
Total	$74,617

Rent expense under operating leases was approximately $30.8 million, $42.3 million and $49.2 million for the years ended September 30, 2006, October 1, 2005 and October 2, 2004, respectively.

Environmental Matters.   Primarily as a result of certain of our acquisitions, Sanmina-SCI has exposures associated with environmental contamination at facilities. These exposures include ongoing investigation and remediation activities at a number of sites.

We use an environmental consultant to assist in evaluating the environmental costs of the companies that it acquires as well as those associated with our ongoing operations, site contamination issues and historical disposal activities in order to establish appropriate accruals in Sanmina-SCI’s financial statements. As of September 30, 2006 and October 1, 2005, respectively, Sanmina-SCI has accrued $16.9 million and $13.5 million for such environmental liabilities, which is recorded as other long-term liabilities in the consolidated balance sheets. During fiscal 2006, the Company accrued $5.3 million of environmental costs in regards to the adoption of FIN No. 47.

Warranty Reserve.   The following tables summarize the warranty reserve balance:

Balance as of October 1, 2005	Additions to Accrual	Accrual Utilized	Balance as of September 30, 2006
(in thousands)
$20,867	$14,424	$(18,849)	$16,442

Balance as of October 2, 2004	Additions to Accrual	Accrual Utilized	Balance as of October 1, 2005
(in thousands)
$15,827	$21,541	$(16,501)	$20,867

During fiscal 2006, we reversed $7.3 million warranty accrual which is included as an offset in the “Additions to Accrual” column in the above table based on the historical warranty trend and future expected warranty costs.

Litigation and other contingencies.   The Company is involved in a shareholder derivative actions and a Securities and Exchange Commission (“SEC”) Informal Inquiry, and has received a subpoena from the U.S. Attorney’s office in connection with certain historical stock option grants. The Company cannot predict what effect such investigations may have. Refer to “Item 3—Legal Proceedings”.

From time to time, we are a party to litigation and other contingencies, including examinations by taxing authorities, which arise in the ordinary course of business. We believe that the resolution of such litigation and other contingencies will not materially harm our business, financial condition or results of operations.

Pensions.   We are obligated to fund our defined benefit pension plans as discussed in Note 17 of the Notes to Consolidated Financial Statements.

Note 17.                Employee Benefit Plans

We adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” in fiscal 2004.

We have various retirement plans that cover the majority of our employees. Our retirement plans permit participants to elect to have contributions made to the retirement plans in the form of reductions in salary under Section 401(k) of the Internal Revenue Code. Under the Sanmina-SCI retirement plans, we match a portion of employee contributions. The amounts contributed by us as 401(k) matches against employee contributions were approximately $10.5 million, $10.3 million, and $11.4 million during the fiscal years ended September 30, 2006, October 1, 2005, and October 2, 2004, respectively.

We sponsor a deferred compensation plan for non-employee members of our board of directors. The plan allows eligible Sanmina-SCI outside directors to defer payment of all or part of the compensation payable to them for serving as Directors of Sanmina-SCI. Deferrals under this plan for the years ended September 30, 2006 and October 1, 2005 were $ 83,000 and $45,000, respectively.

On January 1, 2003, we adopted a deferred compensation plan for the benefit of eligible employees. The plan allows eligible employees to defer payment of part of their compensation. Deferrals under this plan for the years ended September 30, 2006 and October 1, 2005 were $2.1 million and $2.2 million, respectively.

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

As of the end of fiscal 2006 and fiscal 2005, we had accrued pension liabilities based on actuarial computations, as follows:

	U.S. Pensions		Non-U.S. Pensions
	As of		As of
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
	(In thousands)		(In thousands)
Accumulated benefit obligation	$36,277	$42,402	$25,094	$22,582
Fair value of assets	26,820	22,825	—	—
Accrued pension liability and funded status	$9,457	$19,577	$25,094	$22,582

In fiscal 2006, we decreased the minimum pension liability by $5.0 million, which is included in the Statement of Comprehensive Income (Loss). The minimum pension liability included in accumulated other comprehensive income in the Consolidated Balance Sheets was $4.6 million and $9.6 million at September 30, 2006 and October 1, 2005, respectively. The pension expense for fiscal 2006, 2005 and 2004 were not material to the statements of operations.

Our pension plan weighted-average asset allocations by asset category for the U.S. Plan are as follows:

	As of
	September 30, 2006	October 1, 2005
Equity securities	47%	47%
Debt securities	53%	53%
Total	100%	100%

We assumed the SCI Systems, Inc. Supplemental Retirement Plan (“U.S. Pension Plan”), a defined benefit plan, from SCI Systems, Inc. on December 6, 2001, when SCI was acquired. Benefits accruals were frozen shortly thereafter on December 31, 2001. During fiscal 2004, the investment allocation consisted primarily of investments in equity instruments and bonds. In general, the investment strategy followed for all plans is designed to assure that the pension assets are available to pay benefits as they come due and minimize market risk. During fiscal 2006, the investment allocation consisted primarily of investments in the State Street Passive Bond Market Index and in the S&P 500 Index for the U.S. plan. The non-U.S. plans are managed consistent with regulations or market practice of the country where the assets are invested.

Weighted-average actuarial assumptions used to determine the benefit obligations for the plan were as follows:

	U.S. Pensions		Non-U.S. Pensions
	As of		As of
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Discount rate	6.0%	5.3%	5.0%	4.3%
Rate of compensation increases	—%	—%	2.2%	2.0%

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

Weighted-average assumptions used for determining benefit cost were as follows:

	U.S. Pensions		Non-U.S. Pensions
	As of		As of
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Discount rate	5.3%	6.0%	4.3%	5.4%
Expected return on plan assets	8.5%	8.5%	—%	—%
Rate of compensation increases	—%	—%	2.0%	2.1%

The long-term rate of return on assets for the U.S. pension plans used in these calculations is assumed to be 8.5%. Several factors, including historical rates of returns, expectations of future returns and projected rates of return from investment managers are considered in developing the asset return assumption for all plans.

Estimated future benefit payments are as follows:

Pension Benefits September 30, 2006
(In thousands)
2007	$2,821
2008	$2,684
2009	$2,690
2010	$2,844
2011	$2,764
Years 2012-2016	$12,947

Note 18.                Acquisitions

Fiscal 2006

During fiscal 2006, Sanmina-SCI completed certain acquisitions that were not individually significant to the Company’s results of operations and financial position. The aggregate cash purchase price for the acquisitions amounted to $44.7 million, net of cash acquired. The purchase price allocations for the above acquisitions are based on management’s estimate of the fair value for purchase accounting purposes at the date of acquisition. Management does not expect significant revisions to the purchase price allocations for the acquired businesses.

Pro forma results of operations have not been presented for the fiscal 2006 acquisitions because the effect of these acquisitions was not material either on an individual or aggregate basis. Goodwill recognized in the above transactions amounted to approximately $3.4 million. The goodwill is not deductible for tax purposes and was assigned to the Electronics Manufacturing Services reporting unit. A one-time charge of $2.6 million related to the above transaction for in-process research and development was recognized in fiscal 2006.

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

Pro forma results of operations have not been presented for the fiscal 2005 acquisitions because the effect of these acquisitions was not material either on an individual or aggregate basis. Goodwill recognized in the above transaction amounted to approximately $33 million and that amount is not deductible for tax purposes. Goodwill was assigned to the Electronics Manufacturing Services reporting unit.

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

Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable. For all other restructuring costs a liability is recognized in accordance with SFAS No. 146 only when incurred. Accrued restructuring costs are included in accrued liabilities in the Consolidated Balance Sheets. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 for fiscal 2004, 2005 and 2006:

	Employee Termination Benefits	Lease and Contract Termination Costs	Other Restructuring Costs	Impairment of Fixed Assets
	Cash	Cash	Cash	Non-Cash	Total
	(In thousands)
Balance at September 27, 2003	$3,870	$1,462	$—	$—	$5,332
Charges to operations	59,076	11,186	18,890	18,079	107,231
Charges utilized	(45,618)	(9,677)	(18,848)	(18,079)	(92,222)
Reversal of accrual	(1,832)	(1,384)	—	—	(3,216)
Balance at October 2, 2004	15,496	1,587	42	—	17,125
Charges to operations	84,451	14,070	6,404	6,932	111,857
Charges utilized	(64,823)	(12,533)	(6,446)	(6,932)	(90,734)
Reversal of accrual	(2,508)	—	—	—	(2,508)
Balance at October 1, 2005	32,616	3,124	—	—	35,740
Charges to operations	95,563	1,306	12,956	24,165	133,990
Charges utilized	(96,738)	(1,732)	(13,206)	(24,165)	(135,841)
Reversal of accrual	(4,790)	—	(40)	—	(4,830)
Balance at September 30, 2006	$26,651	$2,698	$(290)	$—	$29,059

During fiscal 2006, we recorded charges of approximately $129.1 million (net of $4.8 million reversal of accrual) related to restructuring activities pursuant to SFAS No. 146 and SFAS No. 112, all of which related to our restructuring plan. These charges included employee termination benefits of approximately $95.6 million, lease and contract termination costs of approximately $1.3 million, other restructuring costs of approximately $13.0 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $24.2 million consisting of excess facilities and equipment to be disposed of. The employee termination benefits were related to the involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $97.0 million of employee termination benefits were utilized and a total of approximately 15,042 employees were terminated during fiscal 2006. We also utilized $1.7 million of lease and contract termination costs and $13.2 million of the other restructuring costs (other facilities charges) during fiscal 2006. We incurred charges to operations of $24.1 million during fiscal 2006 for the impairment of excess fixed assets at the vacated facilities, all of which were utilized as of September 30, 2006. We reversed approximately $4.8 million of accrued employee termination benefits. The reversal of accrual was primarily a result of the changes in estimates and economic circumstances.

During fiscal 2005, we recorded charges of approximately $109.3 million (net of $2.5 million reversal of accrual) related to restructuring activities pursuant to SFAS No. 146 and SFAS No. 112, of which $106.3 million related to our phase three restructuring plan and $3.0 million related to our phase two restructuring plan. These charges included employee termination benefits of approximately $84.5 million, lease and contract termination costs of approximately $14.1 million, other restructuring costs of approximately $6.4 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $6.9 million consisting of excess facilities and equipment to be disposed of. The employee termination benefits were related to the involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $64.8 million of employee termination benefits were utilized and a total of approximately 11,800 employees were terminated during fiscal 2005. We also utilized $12.5 million of lease and contract termination costs and $6.4 million of the other restructuring costs (other facilities charges) during fiscal 2005. We incurred charges to operations of $6.9 million during fiscal 2005 for the impairment of excess fixed assets at the vacated facilities, all of which were utilized as of October 1, 2005. We reversed approximately $2.5 million of accrued employee termination benefits. The reversal of accrual was a result of the changes in estimates and economic circumstances in one of our European entities.

In fiscal 2004, we recorded restructuring charges of approximately $107.2 million (net of $3.2 million reversal of accrual) related to restructuring activities initiated after January 1, 2003. With the exception of $7.8 million of restructuring charges associated with our phase three restructuring plan announced in July 2004, these restructuring charges were incurred in connection with our phase two restructuring plan announced in October 2002. These charges included employee termination benefits of approximately $59.0 million, lease and contract termination costs of approximately $11.2 million, other restructuring costs of approximately $18.9 million, primarily costs incurred to prepare facilities for closure, and impairment of fixed assets of $18.1 million consisting of excess facilities and equipment to be disposed of. The employee termination benefits were related to the involuntarily termination of approximately 2,000 employees, the majority of which were involved in manufacturing activities. Approximately $45.6 million of employee termination benefits were utilized during fiscal 2004 for the termination of approximately 1,900 employees. We also utilized $9.7 million of lease and contract termination costs and $18.8 million of the other restructuring costs during fiscal 2004. In fiscal 2004, we reversed approximately $1.8 million of accrued employee termination benefits and approximately $1.4 million of accrued lease costs due to revisions of estimates.

Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations generally at the commitment date. The accrued restructuring costs are included in “accrued liabilities” in the consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 and SFAS No. 112 for fiscal 2004, 2005 and 2006:

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets
	Cash	Cash	Non-cash	Total
	(In thousands)
Balance at September 27, 2003	$9,739	$14,490	$—	$24,229
Charges to operations	4,071	35,730	3,500	43,301
Charges utilized	(5,533)	(28,279)	(3,500)	(37,312)
Reversal of accrual	(7,050)	(7,016)	—	(14,066)
Balance at October 2, 2004	1,227	14,925	—	16,152
Charges to operations	2,285	2,522	4,107	8,914
Charges utilized	(3,010)	(7,890)	(4,107)	(15,007)
Balance at October 1, 2005	502	9,557	—	10,059
Charges to operations	1,549	2,577	(136)	3,990
Charges utilized	(545)	(4,424)	136	(4,833)
Reversal of accrual	(51)	(420)	—	(471)
Balance at September 30, 2006	$1,455	$7,290	$—	$8,745

The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

Fiscal 2002 Plans

September 2002 Restructuring.   During fiscal 2006, we recorded charges to operations of approximately $112,000 and utilized approximately $1.7 million related to the shutdown of facilities. In addition, $603,000 was charged to operations and utilized due to the impairment of fixed assets to be disposed of.

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

Fiscal 2001 Plans

Segerström Restructuring.   During fiscal 2005, we completed the restructuring activities at a cost of $835,000 which was related to accrued facility charges.

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

July 2001 Restructuring.   During fiscal 2006, we recorded approximately $1.5 million of accrued severance for our Mexican facilities. In addition, we recorded approximately $2.3 million and utilized $2.6 million of accrued costs related to the shutdown of facilities. We also incurred and utilized $234,000 for the impairment of fixed assets to be disposed of. Manufacturing activities at the plants affected by this plan had ceased by the fourth quarter of fiscal 2002; however, the leases of the related facilities expire between 2005 and 2010, therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

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

Cost associated with restructuring activities related to purchase business combinations are accounted for in accordance with EITF 95-3. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 for fiscal 2004, 2005 and 2006:

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets
	Cash	Cash	Non-cash	Total
	(In thousands)
Balance at September 27, 2003	$12,052	$13,612	$—	$25,664
Additions to restructuring accrual	10,858	—	6,024	16,882
Accrual utilized	(20,826)	(11,434)	(6,024	(38,284)
Balance at October 2, 2004	2,084	2,178	—	4,262
Accrual utilized	(773)	(393)	—	(1,166)
Balance at October 1, 2005	1,311	1,785	—	3,096
Charges to Operations	114	125	—	239
Charges utilized	(40)	(1,804)	—	(1,844)
Reversal of accrual	(687)	—	—	(687)
Balance at September 30, 2006	$698	$106	$—	$804

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

SCI Acquisition Restructuring.   In December 2001, we merged with SCI in a purchase business combination and formally changed our name to Sanmina-SCI Corporation. In fiscal 2004, we utilized a total of approximately $11.4 million of facilities-related accruals and $3.4 million of accrued severance. During fiscal 2005, we utilized $731,000 related to employee severance and utilized $393,000 due to facilities shutdown. During fiscal 2006, we utilized a total of $1.8 million of facilities-related accruals and reversed $687,000 of accrued severance due to a change in estimate.

During fiscal 2005 year end, we realigned our structure based on different types of manufacturing services offered to our customers. As a result, our operating segments have changed resulting in the identification of two new reportable segments (Standard Electronic Manufacturing Services and Personal and Business Computing). In fiscal 2004, we reported our segmented information based on geographical locations (refer to Note 22 of the Notes to Consolidated Financial Statements). The following table summarizes the total restructuring costs incurred with respect to our reported segments:

	Fiscal Year Ended
	September 30,	October 1,	October 2,
	2006	2005	2004	Total
	(In thousands)
Personal computing	$46,999	$41,674	$7,561	$96,234
Standard electronic manufacturing services	85,231	74,571	125,130	284,932
Total	$132,230	$116,245	$132,691	$381,166
Cash	$108,201	$107,423	$111,671	$327,295
Non-cash	24,029	8,822	21,020	53,871
Total	$132,230	$116,245	$132,691	$381,166

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

Note 20.                Stockholders’ Equity

Sanmina-SCI Stock Option Plans

Stock Option Plans.   The 1990 Incentive Stock Plan (the “Plan”) provides for the grant of incentive stock options, non-statutory stock options, and stock purchase rights to employees and other qualified individuals to purchase shares of Sanmina-SCI’s common stock at amounts not less than 100% of the fair market value of the shares on the date of the grant. The Plan has been terminated and the Company is no longer granting options under this plan.

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

The 1995 Director Option Plan (the “Director Plan”) provides for the automatic grant of stock options to outside directors of Sanmina-SCI or any subsidiary of Sanmina-SCI at amounts not less than 100% of the fair market value of the shares on the date of grant. The Director Plan has been terminated and the Company is no longer granting options under this plan.

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

Options vest as determined by the Compensation Committee of the Board of Directors and in no event may an option have a term exceeding ten years from the date of the grant. The detail option activities under the Sanmina-SCI option plans during fiscal years 2006, 2005 and 2004 are disclosed in Note 12 of the Notes to Consolidated Financial Statements - Stock-Based Compensation.

In contrast to certain terms of the stock option plans, the Company had in the past granted options with exercise price lower than the market value at the time of grant. Refer to Note 2 of the Notes to Consolidated Financial Statements for information in regards to the restatement of stock-based compensation.

The following table summarizes information regarding stock options outstanding under the Sanmina-SCI option plans at September 30, 2006:

Options Outstanding				Option Vested and Exercisable
Range of Weighted Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.63 - $3.74	964,100	8.22	$3.26	366,773	$2.82
$3.78 - $4.07	7,322,273	7.83	$4.06	3,173,618	$4.06
$4.09 - $5.51	7,436,868	6.81	$5.01	5,307,232	$5.27
$5.53 - $8.08	6,841,784	3.80	$7.08	6,822,200	$7.09
$8.12 - $8.84	1,634,993	5.88	$8.53	1,634,993	$8.53
$8.85 - $8.85	11,994,968	6.95	$8.85	11,994,968	$8.85
$8.88 - $10.48	5,420,693	5.95	$9.97	5,420,693	$9.97
$10.50 - $13.28	6,105,128	6.17	$11.32	6,105,128	$11.32
$13.34 - $56.57	2,992,947	3.38	$22.68	2,992,947	$22.68
$1.63 - $56.57	50,713,754	6.21	$8.47	43,818,552	$9.16

The number of exercisable options and the weighted average exercise price as of October 1, 2005 and October 2, 2004 were 53,811,115 shares at $9.19 per share and 30,100,296 shares at $9.70 per share, respectively. The weighted average fair values of options granted by Sanmina-SCI during fiscal year 2006 was $2.56. The weighted average fair values of options granted during fiscal years 2005 and 2004 (Restated) was $3.96, and $8.86 per share, respectively.

Sanmina-SCI Employee Stock Purchase Plan.   Employees participated in the 1993 Employee Stock Purchase Plan (the “1993 ESPP”) from its inception in April 1993 until the 1993 ESPP terminated pursuant to its own terms in March 2003. In fiscal 2003, the Board of Directors and stockholders of the Company approved the 2003 Employee Stock Purchase Plan (the “2003 ESPP”), which replaced the 1993 ESPP. The total number of shares of common stock available to be issued under the 2003 ESPP is 9,000,000 shares. Under the 1993 ESPP and the 2003 ESPP, employees may purchase, on a periodic basis, a limited number of shares of common stock through payroll deductions over a six-month period. The per share purchase price is 85% of the fair market value of the stock at the beginning or end of the offering period, whichever is lower. As of September 30, 2006, 14,197,220 shares had been issued under the 1993 ESPP and 8,866,870 shares had been issued under the 2003 ESPP.

Restricted Stock Awards.   We grant awards of restricted stock to executive officers, directors and certain management employees. The restricted stock awards vest at various periods ranging from one to four years, except that certain shares of restricted stock may vest earlier if specified performance criteria are met. During fiscal years 2006, 2005 and 2004, we issued restricted stock awards of 103,698, 260,061, and 4,199,280 shares of common stock to certain eligible executives at a purchase price of $0.00 per share. At September 30, 2006, unrecognized cost related to restricted stock awards was approximately $11.0 million and expected to be recognized over a weighted average period of 1.07 years. Compensation expense computed under the fair value method for the years ended September 30, 2006 was $2.6 million. Compensation expense computed under the intrinsic value method for the year ended October 1, 2005 and October 2, 2004 (Restated) was $9.5 million and $10.5 million, respectively. The weighted average grant-date fair value of the restricted stock awards granted during fiscal year 2006 was $3.90. The weighted average grant date fair value of the restricted stock awards granted during fiscal years 2005 and 2004 (Restated), was $5.79 and $11.64 per share, respectively.

Restricted Stock Units.   During 2006, the Company began issuing restricted stock units to executive officers, directors and certain management employees. These awards cliff vest at four years. The units are automatically exchanged for shares at the vesting date. Compensation expense computed under the fair value method for the year ended September 30, 2006, was $489,000. The weighted-average grant date fair value of the restricted stock units granted in the fiscal year 2006 was $4.79. At September 30, 2006, unrecognized cost related to restricted stock awards totaled approximately $6.8 million. These costs are expected to be recognized over a weighted average period of 3.54 years.

Performance Restricted Share Plan.   During fiscal year 2006, the Company’s Compensation Committee approved the issuance of approximately 2.5 million performance restricted units at a weighted-average grant date fair value of $4.02 per unit to selected executives and other key employees. The units are automatically exchanged for vested shares when certain performance targets are met.

The Company did not record any compensation expense related to the performance restricted shares for the year ended September 30, 2006 as the Company did not meet the prescribed performance levels. The total unrecognized compensation expense to be recognized over the remaining two years would be approximately $7.5 million, assuming the performance targets are achieved.

Authorized Shares.   As of September 30, 2006, we have reserved the following shares of authorized but unissued common stock:

Convertible subordinated debt	12,699,415
Stock option plans	66,425,671
Employee stock purchase plan	6,133,130
85,258,216

A total of 14,185,417 shares of common stock were available for grant under our stock option plans as of September 30, 2006.

Note 21.                Income Taxes

The domestic and foreign components of income (loss) before income taxes and extraordinary items are as follows:

	Year Ended
	September 30, 2006	October1, 2005	October 2, 2004
		(Restated)	(Restated)
	(In thousands)
Domestic	$(244,773)	$(786,999)	$(83,085)
Foreign	94,620	147,174	46,285
	$(150,153)	$(639,825)	$(36,800)

The provision for (benefit from) income taxes consists of the following:

	Year Ended
	September 30, 2006	October 1, 2005	October 2, 2004
		(Restated)	(Restated)
	(In thousands)
Federal
Current	$(30,922)	$(6,898)	$24,751
Deferred	—	272,716	(6,467)
	(30,922)	265,818	18,284
State
Current	—	(6,005)	—
Deferred	—	37,098	(11,325)
	—	31,093	(11,325)
Foreign
Current	17,207	21,710	32,022
Deferred	7,949	75,500	(20,569)
	25,156	97,210	11,453
Total provision for (benefit from) income taxes	$(5,766)	$394,121	$18,412

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	As of
	September 30, 2006	October 1, 2005
		(Restated)
	(In thousands)
Deferred tax assets:
Reserves and accruals not currently deductible	$119,352	$150,658
U.S. net operating loss carryforwards	347,762	252,342
Foreign Net operating loss carryforwards	195,523	139,913
Acquisition related intangibles	104,536	115,861
Depreciation differences	36,796	—
Tax credit carryforwards	11,524	7,349
Unrealized losses on investments	1,789	3,587
Stock compensation expense	28,163	31,007
Other	7,618	106
Valuation allowance	(777,844)	(613,927)
Total deferred tax assets	$75,219	$86,896
Deferred tax liabilities:
Depreciation differences	$—	$(3,786)
Foreign earnings	(64,326)	(64,268)
Total deferred tax liabilities	$(64,326)	$(68,054)
Net deferred tax assets	$10,893	$18,842
Recorded as:
Current deferred tax assets	$23,257	$42,767
Current deferred tax liabilities	(5,668)	(7,244)
Non-current deferred tax assets	3,331	—
Non-current deferred tax liabilities	(10,027)	(16,681)
Net deferred tax assets	$10,893	$18,842

The net non-current deferred tax liability at September 30, 2006 is included in other liabilities on the Consolidated Balance Sheet.

As of September 30, 2006, approximately $1.0 million of the valuation allowance relates to income tax benefits arising from the exercise of stock options, the benefit from which will be allocated to stockholders’ equity when and if subsequently realized.

During fiscal 2005, the Company recorded a valuation allowance against its deferred tax assets which primarily relate to U.S. operations. The Company recorded this valuation allowance after considering forecasts of income and other positive and negative evidence surrounding the realizability of its deferred tax assets in the U.S. and certain other jurisdictions, including the Company’s continuous migration of certain operating activities from high-cost to low-cost regions. Although the Company has established a valuation allowance against the carrying value of certain deferred tax assets, the underlying net operating loss carry forwards would still be available to the Company to offset future taxable income in the United States subject to applicable tax laws and regulations. Because of continuing losses during fiscal 2006 in the U.S. and certain other countries, management has determined that a valuation allowance of $777.8 million is required with respect to deferred tax assets as of September 30, 2006. Although realization is not assured, we believe that it is more likely than not that the remaining deferred tax assets will be realized. The amount of net deferred tax assets, however, could be reduced or increased in the future if actual facts, including estimated of future taxable income, differ from those estimated. Our valuation allowance increased $163.9 million and $539.9 million during the years ended September 30, 2006 and October 1, 2005, respectively.

We have no present intention of remitting undistributed earnings of foreign subsidiaries aggregating approximately $540.3 million as of September 30, 2006, and, accordingly, no deferred tax liability has been established relative to these earnings. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

We had cumulative net operating loss carryforwards for federal, state and foreign tax purposes of approximately $763 million, $1,003 million and $634 million, respectively, as of September 30, 2006. The net operating loss carryforwards will begin expiring in 2007. The Tax Reform Act of 1986 and similar state provisions impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in the Internal Revenue Code. We have determined that the utilization of the net operating losses that were recorded as part of the acquisition of Newisys Inc. will be subject to an annual limitation. As of September 30, 2006, we had approximately $20.7 million of federal net operating losses recorded from the acquisition and may utilize approximately $1.7 million of these net operating losses each year.

We have been granted tax holidays for certain of our subsidiaries in China, India, Malaysia and Singapore. The tax benefit arising from these tax holidays was approximately $8.9 million ($0.02 per diluted share) for fiscal 2006, $7.4 million ($0.01 per diluted share) for fiscal 2005 and $16.8 million ($0.03 per diluted share) for fiscal 2004. The tax holidays expire through 2009, excluding potential renewals, and are subject to certain conditions with which we expect to comply.

Following is a reconciliation of statutory federal tax rate to the effective tax rate resulting from the computation of the provision for (benefit from) income taxes:

	Year Ended
	September 30, 2006	October 1, 2005	October 2, 2004
		(Restated)	(Restated)
Federal tax at statutory rate	(35.00)%	(35.00)%	(35.00)%
State income taxes, net of federal benefit	(2.46)	(5.63)	(2.43)
Foreign loss at other than U.S. rates	(1.49)	(10.66)	(65.32)
Permanent items	9.58	—	—
Deemed dividends	21.51	9.34	74.57
Non-deductible goodwill impairment	0.88	22.40	—
Foreign sales benefit	—	(0.26)	(7.71)
Tax credits	—	0.71	(13.13)
Audit settlement and related closing of statutes of limitation	(23.73)	—	—
Change in valuation allowance	25.07	87.32	97.26
Other	1.78	(6.62)	1.79
Provision for (benefit from) income taxes	(3.84)%	61.60%	50.03%

We have established contingency reserves for income taxes in various jurisdictions. The estimate of tax reserves is based upon the amount of prior tax benefit that is at risk upon audit and the reasonable estimate of the amount at risk. We periodically reassess the amount of such reserves and adjust reserve balances as necessary. During fiscal 2006, we received notification by the Congressional Joint Committee on Taxation of approval of our settlement with the U.S. Internal Revenue Service. The total adjustment to previously accrued income taxes as a result of the settlement and related closing of statutes of limitations was $105.6 million, of which $39.0 million was recorded as an income tax benefit to earnings and

$66.6 million was recorded as a reduction of goodwill for pre-merger tax items associated with SCI Systems, a subsidiary of the Company. The impact on our effective tax rate was a benefit of 23.73%.

Certain CFCs of the U.S. group had significant intercompany payable and receivable balances with various U.S. legal entities that were unsettled during fiscal 2006 and at the end of fiscal 2005 and 2004. Under U.S. tax rules, the gross intercompany payable balance of a U.S. legal entity owed to a foreign CFC constitutes an investment in U.S. property under Section 956 (“Section 956 property”), which is treated as a deemed dividend to the U.S. from the CFC and is taxable in the U.S. to the extent of the higher of the CFC’s earnings or its Section 956 property. The inclusion of the deemed dividends in our U.S. taxable income increased our effective tax rate by 21.51%, 9.34% and 74.57% for the fiscal years ending 2006, 2005 and 2004, respectively. Refer to Note 2 of the Notes to Consolidated Financial Statements.

Permanent items include imputed interest on intercompany balances due to the U.S. group during the year ended September 30, 2006. The impact of permanently excluded items on our effective tax rate was an increase of 9.58%.

During fiscal 2005, the Company recorded a valuation allowance against its deferred tax assets which primarily relate to U.S. operations. The Company recorded this valuation allowance after considering forecasts of income primarily relating to its U.S. operations and other positive and negative evidence surrounding the realizability of its deferred tax assets in the U.S. and certain other jurisdictions, including the Company’s continuous migration of certain operating activities from high-cost to low-cost regions. Although the Company has established a valuation allowance against the carrying value of certain deferred tax assets, the underlying net operating loss carry forwards would still be available to the Company to offset future taxable income in the United States subject to applicable tax laws and regulations. Because of continuing losses during fiscal 2006 in the U.S. and certain other countries, we continue to record a full valuation allowance on future tax benefits in the U.S. and certain foreign jurisdictions.

Note 22.                Business Segment, Geographic and Customer Information

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance.

During fiscal 2005 year end, we realigned our structure based on different types of manufacturing services offered to our customers. As a result our operating segments have changed resulting in the identification of two new reportable segments (Standard Electronic Manufacturing Services and Personal Computing). In the previous fiscal year, we reported our segmented information based on geographical locations—(domestic and international). As required by SFAS No. 131, the prior year information in this Note has been restated to conform to the current year’s presentation.

The following table presents information about reportable segments for the following fiscal years:

	Year Ended
	September 30, 2006	October 1, 2005	October 2, 2004
		(Restated)	(Restated)
	(In thousands)
Net sales
Standard Electronic Manufacturing Services	$7,714,737	$7,721,043	$7,721,047
Personal Computing	3,240,684	4,013,631	4,483,560
Total Sales	$10,955,421	$11,734,674	$12,204,607
Gross Profit
Standard Electronic Manufacturing Services	$568,312	$564,883	$506,454
Personal Computing	53,424	65,299	100,472
Total Gross Profit	$621,736	$630,182	$606,926

For the years ended September 30, 2006, October 1, 2005, and October 2, 2004, there were no inter-segment sales between Standard Electronic Manufacturing Services and Personal Computing.

	As of
	September 30, 2006	October 1, 2005
		(Restated)
Long-lived assets (excludes goodwill, intangibles and deferred tax assets):
Standard Electronic Manufacturing Services	$627,633	$653,223
Personal Computing	51,531	69,311
Total	$679,164	$722,534
Depreciation and amortization:
Standard Electronic Manufacturing Services	$124,917	$154,704
Personal Computing	13,680	23,620
Total	$138,597	$178,324
Capital expenditures:
Standard Electronic Manufacturing Services	$137,815	$61,543
Personal Computing	1,380	13,006
Total	$139,195	$74,549

Revenues are attributable to the country in which the product is manufactured. For fiscal year 2006, 2005 and 2004, two foreign countries, Mexico and Hungary, represented greater than 10% of net sales on a consolidated basis. Revenue derived from Mexican operations was approximately $2.8 billion for fiscal year 2006, $2.9 billion for fiscal year 2005 and $2.4 billion for fiscal year 2004. Revenue derived from Hungarian operations was approximately $1.7 billion for fiscal year 2006, $1.8 billion for fiscal year 2005 and $1.4 billion for fiscal year 2004. Long-lived assets related to our operations in Mexico accounted for 19.6% and 15.7% of consolidated long-lived assets as of September 30, 2006 and October 1, 2005, respectively. Long-lived assets related to our operations in China accounted for 11.0% and 10.0% of consolidated long-lived assets as of September 30, 2006 and October 1, 2005, respectively. No other foreign country’s assets accounted for more than 10% of consolidated long-lived assets as of September 30, 2006 and October 1, 2005.

The following summarizes financial information by geographic segment:

	Year Ended
	September 30, 2006	October 1, 2005	October 2, 2004
		(restated)	(restated)
	(In thousands)
Net sales
Domestic	$2,722,704	$2,787,710	$3,336,940
International	8,232,717	8,946,964	8,867,667
Total	$10,955,421	$11,734,674	$12,204,607
Operating income (loss)
Domestic	$(47,647)	$(647,110)	$(10,842)
International	100,964	157,350	95,324
Total	53,317	$(489,760)	$84,482

	As of
	September 30, 2006	October 1, 2005
		(restated)
	(in thousands)
Long-lived assets (excludes goodwill, intangibles and deferred tax assets):
Domestic	$250,740	$265,368
International	428,424	457,166
Total	$679,164	$722,534
Depreciation and amortization:
Domestic	$49,015	$71,176
International	89,583	107,148
Total	$138,598	$178,324
Capital expenditures:
Domestic	$31,410	$23,958
International	107,785	50,591
Total	$139,195	$74,549

A small number of customers are responsible for a significant portion of the Company’s net sales. During fiscal 2006, 2005 and 2004, sales to the Company’s ten largest customers accounted for 60.8%, 63.9% and 69.3%, respectively, of the Company’s consolidated net sales. In fiscal 2006, sales to our three largest customers accounted for 12.8%, 10.5% and 10.0%, respectively, of our net sales. In fiscal 2005, sales to our largest customer accounted for 23.2% of our net sales. No other customer in fiscal 2005 has sales greater than of 10.0% of our net sales. In fiscal 2004, sales to our two largest customers accounted for 28.4% and 12.0%, respectively, of our net sales.

Note 23.                Other Expense, Net

Other expense, net was $(16.5) million in fiscal 2006, $(22.2) million in fiscal 2005, and $(13.9) million in fiscal 2004. The following table summarizes the major components of other expense, net:

	Fiscal Year Ended
	September 30, 2006	October 1, 2005	October 2, 2004
		(Restated)	(Restated)
	(in millions)
Foreign exchange losses	$(3.9)	$(6.2)	$(2.3)
Interest rate swap	(9.0)	(17.1)	—
Loss from investment	(2.8)	—	(15.8)
Gain from sale of available-for-sale securities/investments	—	—	1.1
Other, net	(0.8)	1.1	3.1
Total other expense, net	$(16.5)	$(22.2)	$(13.9)

The reduction of other expense, net, from $22.2 million in fiscal 2005 to $16.5 million in fiscal 2006 was mainly attributable to the change in the market value and additional interest expense on the interest rate swap on the 10.375% Notes as well as increased effectiveness of hedging of our foreign currency exposures, offset by write-off of $2.8 million related to an other-than-temporary impairment of one of our long-term investments in fiscal 2006.

The increase of other expense, net, from $13.9 million in fiscal 2004 to $22.2 million in fiscal 2005 was mainly attributable to the interest rate swap on the 10.375% Notes in fiscal 2005 and elimination of the equity loss from a 49.9% ownership interest in Inboard, a manufacturer of complex printed circuit boards located in Germany in fiscal 2005. We acquired the remaining 50.1% ownership from Siemens A.G. in fiscal 2004.

Note 24.                Subsequent Events

On November 16, 2006, we announced two strategic decisions: to realign our ODM activities to focus on joint development manufacturing and to create a more separable personal and business computing business unit. We also announced that we may further consolidate operations in higher-cost geographies to further enhance profitability. We expect to record additional charges that are currently not estimable, related to these anticipated actions during fiscal 2007.

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II—VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SANMINA-SCI CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged (Credited) to Operations	Charges Utilized	Balance at End of Period
	(In thousands)
Allowance for Doubtful Accounts
Fiscal year ended October 2, 2004	$51,331	$(3,776)	$(12,149)	$35,406
Fiscal year ended October 1, 2005	$35,406	$(5,410)	$(17,567)	$12,429
Fiscal year ended September 30, 2006	$12,429	$(2,543)	$(915)	$8,971

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANMINA-SCI CORPORATION
(Registrant)
	By:	/s/ JURE SOLA
Jure Sola
Chairman and Chief Executive Officer
Date: January 3, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JURE SOLA	Chief Executive Officer and Director	January 3, 2007
Jure Sola	(Principal Executive Officer)
/s/ DAVID L. WHITE	Chief Financial Officer (Principal Financial	January 3, 2007
David L. White	Officer)
/s/ TODD SCHULL	Senior Vice-President and Corporate	January 3, 2007
Todd Schull	Controller (Principal Accounting Officer)
/s/ NEIL BONKE	Director	January 3, 2007
Neil Bonke
/s/ ALAIN COUDER	Director	January 3, 2007
Alain Couder
/s/ MARIO M. ROSATI	Director	January 3, 2007
Mario M. Rosati
/s/ A. EUGENE SAPP, JR.	Director	January 3, 2007
A. Eugene Sapp, Jr.
/s/ WAYNE SHORTRIDGE	Director	January 3, 2007
Wayne Shortridge
/s/ PETER J. SIMONE	Director	January 3, 2007
Peter J. Simone
/s/ JACQUELYN M. WARD	Director	January 3, 2007
Jacquelyn M. Ward

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.2(33)	Amended and Restated Bylaws of the Registrant, dated December 1, 2003.
4.2(6)

Preferred Stock Rights Agreement, dated as of May 17, 2001 between the Registrant and Wells Fargo National Bank, Minnesota, N.A., including the form of Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C.

4.2.3(51)

Supplemental Indenture No. 3, dated as of October 7, 2005, to the Subordinated Indenture, by and among SCI Systems, Inc., Sanmina-SCI USA, Inc. and J.P. Morgan Trust Company, National Association, as trustee.

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

4.7(25)	Indenture, dated as of December 23, 2002, among the Registrant, the Guarantors Party thereto and State Street Bank and Trust Company California, N.A., as trustee.
4.7.1(45)	First Supplemental Indenture, dated as of July 21, 2003, among Newisys, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.7.2(52)	Second Supplemental Indenture, dated as of September 30, 2005, among Sanmina-SCI USA, Inc., the Registrant and U.S. Bank National Association, as trustee.
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

4.12.1(46)

Amendment No. 1 to Credit and Guaranty Agreement, dated as of February 15, 2005, made by the Registrant, certain Subsidiaries of the Registrant, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Citicorp USA, Inc., as Administrative Agent.

4.12.2(38)

Amendment No. 2 to Credit and Guaranty Agreement, dated as of June 6, 2005, made by the Registrant, certain Subsidiaries of the Registrant, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Citicorp USA, Inc., as Administrative Agent.

4.13(37)	Indenture, dated as of February 24, 2005, among the Registrant, the guarantors party thereto and U.S. Bank National Association, as trustee.
4.13.1(53)	First Supplemental Indenture, dated as of September 30, 2005, among Sanmina-SCI USA, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.13.2	Second Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.
4.14(47)	Indenture, dated as of February 15, 2006, among the Registrant, certain subsidiaries of the Registrant as guarantors there under and U.S. Bank National Association, as trustee.
4.14.1	First Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.
4.15(50)

Amended and Restated Credit and Guaranty Agreement, dated as of December 16, 2005, among the Registrant, the guarantors party thereto, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent.

4.15.1

Amendment No.3 and Waiver to Amended and Restated Credit and Guaranty Agreement, dated as of December 29, 2006, among the Registrant, the guarantors party thereto, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent.

10.2(10)	Amended 1990 Incentive Stock Plan.
10.29(12)	1999 Stock Plan.
10.29.1(5)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.30(13)	1995 Director Option Plan.
10.31(14)	1996 Supplemental Stock Plan.
10.32(15)	Hadco Corporation 1998 Stock Plan, as Amended and Restated March 3, 1999.
10.33(16)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated July 1, 1998.
10.34(17)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated April 7, 1998.
10.35(18)	SCI Systems, Inc. 1994 Stock Option Incentive Plan.
10.36(19)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.37(20)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.

Exhibit Number	Description
10.42(21)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.49(5)	Deferred Compensation Plan for Outside Directors.
10.50(5)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.50.1(5)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).
10.51(29)	Executive Deferred Compensation Plan.
10.53(31)	2003 Employee Stock Purchase Plan.
10.55(34)	Committed Account Receivable Purchase Agreement, dated April 1, 2005, between Sanmina-SCI UK Limited and Citibank International Plc.
10.56(35)	Committed Account Receivable Purchase Agreement, dated April 1, 2005, between Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Citibank International Plc.
10.57(48)

Revolving Receivables Purchase Agreement, dated as of September 23, 2005, among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft, Sanmina-SCI Systems de Mexico S.A. de C.V., as Originators, the Registrant and Sanmina-SCI UK Ltd., as Servicers, the banks and financial institutions party thereto from time to time, and Deutsche Bank AG New York, as Administrative Agent.

10.58(49)	Randy Furr separation agreement.
14.1(32)	Sanmina-SCI Corporation Code of Business Conduct and Ethics.
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
31.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

(37) Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2005.

(38) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2005.

(39) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2005.

(40) Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2006.

(41) Incorporated by reference to Exhibit 99.2 and 99.3 the Registrant’s Current Report on Form 8-K filed on August 22, 2006.

(42) Incorporated by reference to Exhibit 4.12 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2006, filed with the SEC on May 11, 2001.

(43) Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2006, filed with the SEC on May 11, 2001.

(44) Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2006, filed with the SEC on May 11, 2001.

(45) Incorporated by reference to Exhibit 4.7.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(46) Incorporated by reference to Exhibit 4.12.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(47) Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 15, 2006.

(48) Incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(49) Incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(50) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2005.

(51) Incorporated by reference to Exhibit 4.2.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(52) Incorporated by reference to Exhibit 4.7.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(53)   Incorporated by reference to Exhibit 4.13.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.