Form 10-Q
period 2006-12-30
SANMINA-SCI CORP
filed 2007-02-05
CIK 897723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

or

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

Yes ☐         No ☒

As of January 25, 2007, there were 530,057,856 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 30,	September 30,
	2006	2006 *
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$538,828	$491,829
Accounts receivable, net of allowances of $9,695 and $8,971, at December 30, 2006 and September 30, 2006, respectively	1,558,141	1,526,373
Inventories	1,328,141	1,318,400
Prepaid expenses and other current assets	169,174	154,401
Restricted cash	532,875	—
Total current assets	4,127,159	3,491,003
Property, plant and equipment, net	615,203	620,132
Other intangible assets, net	27,924	29,802
Goodwill	1,618,087	1,613,230
Other non-current assets	95,254	94,512
Restricted cash	13,040	13,751
Total assets	$6,496,667	$5,862,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,481,682	$1,494,603
Accrued liabilities	249,969	223,263
Accrued payroll and related benefits	137,684	156,248
Current portion of long-term debt	624,779	100,135
Total current liabilities	2,494,114	1,974,249
Long-term liabilities:
Long-term debt, net of current portion	1,582,526	1,507,218
Other	112,143	110,400
Total long-term liabilities	1,694,669	1,617,618
Commitments and contingencies
Stockholders’ equity:
Common stock	5,515	5,519
Treasury stock	(186,026)	(186,361)
Additional paid-in capital	5,955,496	5,952,857
Accumulated other comprehensive income	48,710	42,608
Accumulated deficit	(3,515,811)	(3,544,060)
Total stockholders’ equity	2,307,884	2,270,563
Total liabilities and stockholders’ equity	$6,496,667	$5,862,430

*	Derived from the September 30, 2006 audited consolidated financial statements. Certain amounts have been reclassified to conform to the current presentation.

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 30, 2006	December 31, 2005
		(Restated)
	(Unaudited)
	(In thousands, except per share data)

Net sales	$2,778,790	$2,861,797
Cost of sales	2,610,112	2,693,310
Gross profit	168,678	168,487
Operating expenses:
Selling, general and administrative	96,318	90,103
Research and development	8,962	9,047
Amortization of intangible assets	1,650	2,233
Restructuring costs	3,215	35,628
Total operating expenses	110,145	137,011

Operating income	58,533	31,476
Interest income	10,900	5,925
Interest expense	(43,331)	(32,952)
Other income (expense), net	10,961	(5,707)
Interest and other expense, net	(21,470)	(32,734)

Income (loss) before income taxes and cumulative effect of accounting change	37,063	(1,258)
Provision for (benefit from) income taxes	8,814	(12,957)
Income before cumulative effect of accounting change	28,249	11,699
Cumulative effect of accounting change, net of tax	—	5,695
Net income	$28,249	$17,394

Net income per share before cumulative effect of accounting change:
Basic	$0.05	$0.02
Diluted	$0.05	$0.02

Net income per share:
Basic	$0.05	$0.03
Diluted	$0.05	$0.03

Weighted average shares used in computing per share amounts:
Basic	527,110	524,311
Diluted	528,298	524,694

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 30, 2006	December 31, 2005
		(Restated)
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$28,249	$17,394
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	30,459	35,170
Restructuring non-cash costs (recovery)	(2,875)	15,585
Provision for (recovery of) doubtful accounts	773	(51)
Stock-based compensation	2,635	6,619
Gain on disposal of property, plant and equipment, net	(6,190)	(1,177)
Loss on interest rate swap	—	5,464
Cumulative effect of accounting changes, net	—	(5,695)
Proceeds from sale of accounts receivable	478,378	348,201
Other, net	362	307
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(504,472)	(487,179)
Inventories	(3,588)	(110,576)
Prepaid expenses and other current and non-current assets	(17,418)	9,648
Accounts payable and accrued liabilities	(14,065)	108,866
Restricted cash	1,170	—
Income tax accounts	(3,644)	(8,823)
Cash used in operating activities	(10,226)	(66,247)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of long-term investments	(250)	(128)
Purchases of property, plant and equipment	(19,134)	(22,546)
Proceeds from sale of property, plant and equipment	24,883	4,310
Cash paid for businesses acquired, net of cash acquired	(4,053)	(157)
Purchases of short-term investments	—	(16,562)
Proceeds from maturities and sale of short-term investments	—	45,432
Cash provided by investing activities	1,446	10,349
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Payment made to trustee, held in escrow	(532,875)	—
Proceeds from long-term debt, net of issuance cost	593,409	—
Payments of notes and credit facilities, net	(39)	(262)
Proceeds from sale of common stock	—	5,607
Cash provided by financing activities	60,495	5,345
Effect of exchange rate changes	(4,716)	(6,402)
Increase (decrease) in cash and cash equivalents	46,999	(56,955)
Cash and cash equivalents at beginning of period	491,829	1,068,053
Cash and cash equivalents at end of period	$538,828	$1,011,098

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$4,672	$1,159
Income taxes	$13,156	$9,078

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

The results of operations for the three months ended December 30, 2006, is not necessarily indicative of the results that may be expected for the full fiscal year. We have restated our Condensed Consolidated Financial Statements for the three month period ended December 31, 2005, refer to our 2006 Annual Report on Form 10-K for more information.

These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2006, included in our 2006 Annual Report on Form 10-K.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108, addresses quantifying the financial statement effects of misstatements; specifically, how the effects of prior year uncorrected misstatements must be considered in quantifying misstatements in the current year financial statements. In addition, SAB No. 108 provides guidance on the correction of misstatements, including the correction of prior period financial statements for immaterial misstatements. Importantly, SAB No. 108 offers a “one-time” special transition provision for correcting certain prior year misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB No. 108 is effective for fiscal years ended after November 15, 2006. We expect to adopt this standard at year end September 29, 2007. We are currently reviewing this bulletin to determine the potential impact to our financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” The statement requires an employer to recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status. The measurement date of the plans’ assets and obligations that determine the funded status will be as of the end of the employer’s fiscal year. The statement will be effective as of the end of fiscal 2007. We are currently reviewing this statement to determine the potential impact to our financial position, results of operations, and related cash flows.

Note 2.  Stock-Based Compensation

Effective October 2, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with the SFAS No. 123R. We adopted the modified prospective transition method pursuant to SFAS No. 123R, and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with equity compensation recognized in the first quarter of fiscal year 2007 and the first quarter of fiscal year 2006, now includes: 1) quarterly amortization related to the remaining unvested portion of all equity compensation awards granted prior to October 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and 2) quarterly amortization related to all stock option awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The compensation expense for stock based compensation awards includes an estimate for forfeitures and is recognized over the vesting term using the ratable method. The Company recorded a cumulative effect benefit adjustment for estimated forfeitures of approximately $5.7 million for previously issued restricted stock and stock options upon the adoption of SFAS No. 123R.

Total stock compensation expense (excluding the $5.7 million benefit recorded on cumulative effect of accounting change) for the three months ended December 30, 2006, and December 31, 2005 (restated), respectively, are represented by expense categories in the table below:

	Three Months Ended
	December 30, 2006	December 31, 2005
		(Restated)
	(In thousands)
Cost of sales	$1,038	$2,586
Selling, general & administrative	1,502	3,784
Research & development	95	249
	$2,635	$6,619

Stock Options

Our stock option plans provide our employees the right to purchase common stock at the fair market value of such shares on the grant date. The Company amortizes its stock options over the vesting period which is generally five years. New hire options vest 20% at the end of year one and then vest ratably each month, thereafter, for the remaining four years. Recurring option grants vest ratably each month over a five-year period. The contract term of the options is ten years. We applied SFAS No. 123R fair value based on a historical approach. For all option grants prior to the adoption of SFAS No. 123R, we recognize compensation cost using the multiple option approach. For all option grants subsequent to the adoption of SFAS No. 123R, we recognize compensation cost ratably over the service period..

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

The assumptions used for options granted during the three months ended December 30, 2006 and December 31, 2005 are presented below:

	Three Months Ended
	December 30, 2006	December 31, 2005
Volatility	56.3%	53.0%
Risk-free interest rate	4.60%	4.35%
Dividend yield	0%	0%
Expected life of options	5.5 years	5.4 years

We recorded approximately $904,000 and $3.3 million of compensation expense related to stock options for the three months ended December 30, 2006 and December 31, 2005 (restated), respectively, in accordance with SFAS No. 123R. A summary of stock option activity under the plans for the three months ended December 30, 2006, is presented as follows:

Summary Details for Plan Share Options

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value of In-The-Money Options
		($)	(Years)	($)
Outstanding, September 30, 2006	50,713,754	8.47	6.22	458,342
Granted	103,500	3.94
Exercised	—	—
Cancelled/Forfeited/Expired	(4,121,288)	6.94
Outstanding, December 30, 2006	46,695,966	8.60	6.15	320,953
Vested and expected to vest, December 30, 2006	45,357,549	8.73	6.07	310,225
Exercisable, December 30, 2006	40,441,678	9.30	5.73	270,820

The weighted-average grant date fair value of stock options granted during the three months ended December 30, 2006 and December 31, 2005 (restated) was $2.18 for both periods. There were no stock options exercised during the three months ended December 30, 2006. The total intrinsic value of stock options exercised during the three months ended December 31, 2005 was $2.4 million. The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value of in-the-money options based on the Company’s closing stock price of $3.45 as of December 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 30, 2006 was 259,259 and the weighted average exercise price was $2.41.

At December 30, 2006, an aggregate of 70.8 million shares were authorized for future issuance under our stock plans, which covers stock options, employee stock purchase plans, and restricted stock awards. A total of 16.5 million shares of common stock were available for grant under our stock option plans as of December 30, 2006. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

As of December 30, 2006, there was $17.3 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 3.89 years.

During the three months ended December 31, 2005, a one-time, non-cash benefit of approximately $0.3 million (restated) for estimated future forfeitures of stock options previously expensed was recorded as of the SFAS No. 123R implementation date and reported as a cumulative effect of accounting change. Pursuant to APB No. 25, stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

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

We have treated the Employee Stock Purchase Plan as a compensatory plan and have recorded compensation expense of approximately $1.3 million for the three months ended December 31, 2005, in accordance with SFAS No. 123R.  As a result of the stock option investigation, which has recently been concluded, the Company suspended the ESPP for the six month offering period ended March 31, 2007.  The Company did not record compensation expense for ESPP during the three months ended December 30, 2006.

The assumptions used for the three months ended December 31, 2005 are presented below:

Three Months Ended
December 31, 2005
(Restated)
Volatility	51.0%
Risk-free interest rate	4.37%
Dividend yield	0%
Expected life	0.75 years

Restricted Stock Awards

We grant awards of restricted stock to executive officers, directors and certain management employees. These awards vest at various periods ranging from one to four years.

Compensation expense computed for the three months ended December 30, 2006, was approximately $1.5 million. Compensation expense computed for the three months ended December 31, 2005 (restated) was approximately $1.9 million.

There were no restricted stock awards granted during the three months ended December 30, 2006 and December 31, 2005, respectively.  At December 30, 2006, unrecognized cost related to restricted stock awards totaled approximately $8.3 million. These costs are expected to be recognized over a weighted average period of 0.82 years.

During the three months ended December 31, 2005, a one-time, non-cash benefit of approximately $5.4 million (restated) for estimated future forfeitures of restricted stock awards previously expensed was recorded as of the SFAS No. 123R implementation date and reported as a cumulative effect of accounting change. Pursuant to APB No. 25, stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

A summary of the status of the Company’s nonvested restricted shares for the three months ended December 30, 2006 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
		($)
Nonvested at September 30, 2006	3,038,490	10.43
Granted	—	—
Vested	—	—
Forfeited	(100,000)	11.67
Nonvested at December 30, 2006	2,938,490	10.38

Restricted Stock Units

During fiscal year 2006, the Company began issuing restricted stock units to executive officers, directors and certain management employees. These awards cliff vest at four years. The units are automatically exchanged for shares at the vesting date.

Compensation expense computed under the fair value method for the three months ended December 30, 2006, was approximately $264,000. Compensation expense computed under the fair value method for the three months ended December 31, 2005 (restated), was approximately $5,000.

There were no restricted stock units granted during the three months ended December 30, 2006. During the three months ended December 31, 2005 (restated), there were 50,000 shares of restricted stock units granted and the weighted-average grant date fair value of the restricted stock units was $4.00. At December 30, 2006, unrecognized cost related to restricted stock units totaled approximately $6.3 million. These costs are expected to be recognized over a weighted average period of 3.29 years.

A summary of the status of the Company’s nonvested restricted share units for the three months ended December 30, 2006 are presented below:

	Number of Shares	Weighted- Grant Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic
		($)	(Years)	($)
Non-vested restricted stock units at September 30, 2006	1,526,500	4.79	3.54	5,709,110
Granted	—	—
Vested	—	—
Cancelled	(41,250)	4.06
Non-vested restricted stock units at December 30, 2006	1,485,250	4.10	3.29	5,124,112
Non-vested restricted stock units expected to vest at December 30, 2006	816,888	4.10	3.29	2,818,262

Performance Restricted Share Plan

During the three months ended December 31, 2005, the Company’s Compensation Committee approved the issuance of approximately 2.5 million performance restricted units at a weighted-average grant date fair value of $4.02 per unit to selected executives and other key employees. The units are automatically exchanged for vested shares when certain performance targets are met.

The Company did not record any compensation expense related to the performance restricted shares for the three months ended December 30, 2006 as the Company did not meet the prescribed performance levels. The total unrecognized compensation expense to be recognized over the remaining two years would be approximately $7.5 million, assuming the performance targets are achieved.

Note 3.  Derivative Instruments and Hedging Activities

We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less. At December 30, 2006 and September 30, 2006, we had open forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $380.8 million and $403.4 million, respectively. The net unrealized loss on the contracts at December 30, 2006 was not material and was recorded in accrued liabilities on the Condensed Consolidated Balance Sheet. Realized gains and losses on forward exchange contracts are recognized in the Condensed Consolidated Statement of Operations as offsets to the exchange gains and losses on the hedged transactions. The impact of these foreign exchange contracts was not material to the results of operations for the three months ended December 30, 2006 and December 31, 2005.

We also utilized foreign currency forward and option contracts to hedge certain forecasted foreign currency sales and cost of sales referred to as cash flow hedges. These contracts typically expire within 12 months. Gains and losses on these contracts related to the effective portion of the hedges are recorded in other comprehensive income until the forecasted transactions impact earnings. When the contracts expire, any amounts recorded in other comprehensive income are reclassified to earnings. Gains and losses related to the ineffective portion of the hedges are immediately recognized on the Condensed Consolidated Statement of Operations. At December 30, 2006 and September 30, 2006, we had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $70.5 million and $10.1 million, respectively. The net unrealized gain on the contracts at December 30, 2006 was not material and was recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The impact of the foreign currency forward and option contracts was not material to the results of operations for the three months ended December 30, 2006 and December 31, 2005.

We entered into interest rate swaps to hedge our mix of short-term and long-term interest rate exposures. The aggregate notional amount of the combined swap transactions is $400.0 million. At December 30, 2006 and September 30, 2006, $17.5 million and $17.1 million, respectively, have been recorded in other long-term liabilities to record the fair value of the interest rate swap transactions, with a corresponding decrease to the carrying value of the 6.75% Notes on the Condensed Consolidated Balance Sheets.

Our foreign exchange forward and option contracts and interest rate swaps expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We minimize such risk by limiting our counterparties to major financial institutions. We do not expect material losses as a result of default by counterparties.

Note 4.  Inventories

The components of inventories, net of provisions, are as follows:

	As of
	December 30, 2006	September 30, 2006
	(In thousands)
Raw materials	$921,016	$905,236
Work-in-process	250,018	262,449
Finished goods	157,107	150,715
Total	$1,328,141	$1,318,400

Note 5.  Goodwill and Other Intangibles Assets

On a consolidated basis, goodwill increased from $1,613 million to $1,618 million primarily as a result of translation adjustments.

Goodwill information for each reporting unit is as follows (in thousands):

	As of September 30, 2006	Additions to Goodwill	As of December 30, 2006
Reporting units:
Standard Electronic Manufacturing Services	$1,524,099	$4,857	$1,528,956
Personal Computing	89,131	—	89,131
Total	$1,613,230	$4,857	$1,618,087

The gross and net carrying values of other intangible assets at December 30, 2006 and September 30, 2006 are as follows (in thousands):

	As of December 30, 2006				As of September 30, 2006
	Gross Carrying Amount	Impairment of Intangibles	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment of Intangibles	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Other intangible assets	$72,106	$(7,928)	$(36,254)	$27,924	$72,106	$(7,928)	$(34,376)	$29,802

The decrease in other intangible assets from September 30, 2006 to December 30, 2006 was due to amortization of approximately $1.9 million.

Estimated annual amortization expense for other intangible assets at December 30, 2006 is as follows:

Fiscal Years:	(In thousands)
2007 (remainder)	$5,653
2008	7,537
2009	4,992
2010	2,958
2011	2,957
Thereafter	3,827
$27,924

Note 6.  Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting of comprehensive income and its components. SFAS No. 130 requires companies to report “comprehensive income” that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity.

The components of other comprehensive income (loss) for the three months ended December 30, 2006 and December 31, 2005 were as follows:

	Three Months Ended
	December 30, 2006	December 31, 2005
		(Restated)
	(In thousands)
Net income	$28,249	$17,394
Other comprehensive income (loss):
Foreign currency translation adjustment	5,755	(11,047)
Unrealized holding gains (losses) on investments	—	(233)
Minimum pension liability	348	17
Comprehensive income	$34,352	$6,131

Accumulated other comprehensive income, net of tax as applicable, consists of the following:

	As of
	December 30, 2006	September 30, 2006
	(In thousands)
Foreign currency translation adjustment	$52,918	$47,164
Minimum pension liability	(4,208)	(4,556)
Total accumulated other comprehensive income	$48,710	$42,608

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

The following table sets forth the calculation of basic and diluted income per share:

	Three Months Ended
	December 30, 2006	December 31, 2005
		(Restated)
	(In thousands, except per share data)
Numerator:
Income before cumulative effect of accounting change	$28,249	$11,699
Cumulative effect of accounting change, net of tax	—	5,695
Net income	$28,249	$17,394

Denominator:
Weighted average number of shares—basic	527,110	524,311
Effect of dilutive potential common shares	1,188	383
Weighted average number of shares—diluted	528,298	524,694

Income per share before cumulative effect of accounting change
—basic	$0.05	$0.02
—diluted	$0.05	$0.02
Net income per share
—basic	$0.05	$0.03
—diluted	$0.05	$0.03

The following table summarizes the weighted average dilutive securities that were excluded from the above computation of diluted net income per share because their inclusion would have an anti-dilutive effect:

	Three Months Ended
	December 30, 2006	December 31, 2005
		(Restated)
Employee stock options	47,765,404	53,306,804
Restricted stock	1,348,107	3,488,193
Shares issuable upon conversion of 3% notes	12,697,848	12,697,848
Shares issuable upon conversion of 4% notes	—	6,269
Total anti-dilutive shares	61,811,359	69,499,114

After-tax interest expense of $2.7 million related to the Zero Coupon Convertible Subordinated Debentures and 3% Convertible Subordinated Notes for the three months ended December 30, 2006 and December 31, 2005, respectively, were not included in the computation of diluted income per share because to do so would be anti-dilutive. In addition, the related share equivalents on conversion of the debt were not included as to do so would be anti-dilutive.

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

The loans will bear interest at the election of the Company at either the prime rate plus 1.5% or at an adjusted LIBOR rate plus 2.5%. On the 181st day after closing, the margins with respect to all loans will increase by 0.5% for the remaining life of the loans. Interest is payable quarterly in arrears with respect to prime rate loans. Interest is payable at the end of each interest period in the case of LIBOR rate loans depending on the Company’s election of the length of borrowing period (i.e. one month, three months or six months). Principal, together with accrued and unpaid interest, is due at maturity. In addition, the Company is required to make mandatory prepayments of principal with the net cash proceeds from the sale of certain assets and the incurrence of certain debt.

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

As of December 30, 2006 and September 30, 2006, we had no other term loans.

8.125% Senior Subordinated Notes.   On February 15, 2006, the Company issued $600 million aggregate principal amount of 8.125% Senior Subordinated Notes due 2016 (the “8.125% Notes”). Interest is payable on the 8.125% Notes on March 1 and September 1 of each year, beginning on September 1, 2006. The maturity date of the 8.125% Notes is March 1, 2016. Debt issuance costs of $12.9 million are included in prepaid expenses and other current assets and other non-current assets and amortized on a straight-line basis over the life of the debt as interest expense. The difference between the amortization calculated using the straight-line method as compared to the effective interest method was immaterial. The 8.125% Notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior debt, as defined in the indenture under which the 8.125% Notes were issued.

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

8.125% and 6.75% Senior Subordinated Notes.   On September 6, 2006, the Company completed its consent solicitation from the holders of its 6.75% Notes and from the holders of its 8.125% Notes. Holders of a majority of the outstanding aggregate principal amount of its 6.75% Notes and 8.125% Notes submitted, and did not revoke, letters of consent prior to expiration of the consent solicitation period. Pursuant to the consent, the Company received a waiver, until December 14, 2006, of any default or event of default under the terms of the indentures governing such notes that may arise by virtue of the Company’s failure to file with the Securities and Exchange Commission and furnish to the trustee and holders of such notes certain reports required to be filed under the Securities Exchange Act of 1934. The Company incurred $12.5 million in aggregate consent fees. These fees have been capitalized and are being amortized over the remaining life of the 6.75% Notes and 8.125% Notes, respectively. The waiver for each series of notes became effective following the payment of the consent fee to each consenting holder of such series of notes, which the Company paid on September 11, 2006. The Company filed Form 10-Q for the quarter ended July 1, 2006 with the Securities and Exchange Commission on December 13, 2006. As a result of filing the Form 10-Q for the quarter ended July 1, 2006 before December 14, 2006, the Company was not in default under the terms of the indentures governing such notes as of December 14, 2006.   The Company was also delayed in its filing of the Form 10-K for 2006. This non-compliance matter was cured on January 3, 2007 when the Company filed its 2006 Form 10-K.

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

The Company recorded a loss of approximately $84.6 million from the early extinguishment of the $750 million 10.375% Notes which is comprised of approximately $70.8 million of redemption premium, $2.2 million related to interest rate swap termination, $13.9 million unamortized finance fees relating to the 10.375% Notes and $0.9 million of tender expenses offset by $3.2 million unamortized gain from previously terminated swaps. The loss on debt extinguishment was included in other income (expense), net.

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

On October 13, 2006, SCI Systems, Inc., one of the Company’s wholly owned subsidiaries (“SCI Systems”), initiated, in accordance with the terms thereof, the satisfaction and discharge of the Indenture, dated as of March 15, 2000, by and between SCI Systems and The Bank of New York Trust Company, National Association, as trustee (as supplemented, the “Indenture”), pursuant to which SCI Systems issued its 3% Notes due 2007. As a result, $532.9 million in cash was deposited with the trustee, which is equal to the principal and interest due on the 3% Notes at maturity on March 15, 2007. The net proceeds obtained from the Senior Unsecured Term Loan (see below) which is due in January 2008 were used to initiate the satisfaction and discharge of the 3% Notes.  Although the Company has satisfied its obligation in accordance with the Indenture, it has not legally been discharged from this obligation. As a result the $532.9 million was classified as restricted cash and classified in the Condensed Consolidated Financial Statements at a current asset as the loan will be repaid in full on March 15, 2007.

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

On August 10, 2006, the Company entered into a Letter Waiver (“Credit Agreement Waiver Letter”) with the lenders under its Restated Credit Agreement which waiver was extended multiple times pursuant to a Letter Waiver Extension entered into most recently on December 7, 2006 (the “December Waiver”). Pursuant to the December Waiver, the lenders under the Restated Credit Agreement waived compliance by the Company with the requirements of the Restated Credit Agreement to deliver financial statements and the compliance certificate for the quarter ended July 1, 2006 and any cross defaults with other indebtedness that may arise from such failure through December 14, 2006. The December Waiver provided the waiver termination date for the Credit Agreement Waiver Letter to December 14, 2006, provided, that if the required date of delivery of the financial statements for the fiscal quarter ended July 1, 2006 under the Company’s 8.125% Notes and 6.75% Notes has been extended (by waiver or otherwise) beyond December 14, 2006, the waiver terminates on the earlier of (i) March 31, 2007 and (ii) the third business day preceding the required date of delivery beyond December 14, 2006 for such financial statements as provided in the initial extension thereof by the respective requisite holders of such Notes. The Company filed Form 10-Q for the quarter ended July 1, 2006 with the Securities and Exchange Commission on December 13, 2006. As a result of filing the Form 10-Q for the quarter ended July 1, 2006 before December 14, 2006, the Company was not in default under the terms of the indentures governing such notes as of December 14, 2006. The Company was also delayed in its filing of the Form 10-K for 2006. This non-compliance matter was cured on January 3, 2007 when the Company filed its 2006 Form 10-K.

In addition, the December Waiver waived compliance by the Company with the requirements of the Restated Credit Agreement to deliver financial statements, related reports and a compliance certificate for the fiscal year ended September 30, 2006 and any cross defaults with other indebtedness that may arise from such failure through January 10, 2007, provided, that if the required date of delivery of the financial statements for the 2006 fiscal year under the Company’s 8.125% Notes and the 6.75% Notes has been extended (by waiver or otherwise) beyond January 10, 2007, the earlier of (i) March 31, 2007 or (ii) the third business day preceding the required date of delivery beyond January 10, 2007 for such financial statements as provided in the initial extension thereof by the respective holders of such Notes. During the same period, the lenders waived compliance with certain conditions to extensions of credit under the Restated Credit Agreement.

On October 13, 2006, the Company and the required lenders entered into an amendment for its Restated Credit Agreement.  Pursuant to the amendment, certain amendments were made to the Restated Credit Agreement to permit the transactions contemplated by the Credit and Guaranty Agreement described below. The amendment also revised the collateral release provision under the Restated Credit Agreement such that collateral (other than stock pledges and other collateral we request not to be released) to be released at such time as specified conditions are met, including that we have repaid in full the outstanding amount under the Credit and Guaranty Agreement and our credit ratings meets specified thresholds.

On December 29, 2006, the Company entered into an amendment and waiver to the Restated Credit Agreement. Among other things, this amendment amended the minimum required levels for both financial covenants and certain related definitions.  The fees in regards to the amendment and waiver were deferred and amortize over the debt period.  The amount of the fees was immaterial to the financial statements.

There was approximately $100 million of loans outstanding under the Restated Credit Agreement at an average interest rate of 8.75% as of December 30, 2006. Additionally, the Company pays a commitment fee of 0.35% on the unused portion of the credit facility.

The Company is in compliance with its covenants for the above debt instruments.

Note 9.  Sale of Accounts Receivable

Certain of the Company’s subsidiaries have entered into agreements that permit them to sell specified accounts receivable. The purchase price for receivables sold under these Agreements range from 95% to 100% of its face amount less a discount charge (based on LIBOR plus a percentage ranging from 0.4% to 1.5%) for the period from the date the receivable is sold to its collection date. Accounts receivable sales under these Agreements were $478.4 million and $348.2 million for the three month periods ended December 30, 2006 and December 31, 2005, respectively. The sold receivables are subject to certain limited recourse provisions. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability,” accounts receivable sold will be removed from the Condensed Consolidated Balance Sheet and will be reflected as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. As of December 30, 2006, $249.1 million of sold accounts receivable remain subject to certain recourse provisions. We have not experienced any credit losses under these recourse provisions. The discount charge recorded during the period was not material to the financial statements. The discount charge is recorded in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations.

As part of the sale of accounts receivables, the Company had a retained interest of $10.2 million at December 30, 2006. There was no retained interest at December 31, 2005. The accounts receivable relating to this retained interest was reclassified from accounts receivable to prepaid and other current assets. The retained interest has subsequently been collected.

Note 10.  Commitments and Contingencies

Litigation and other contingencies.   The Company is involved in a shareholder derivative actions and a Securities and Exchange Commission (“SEC”) Informal Inquiry, and has received a subpoena from the U.S. Attorney’s office in connection with certain historical stock option grants. Presently, the Company is unable to predict the outcome of these investigations.

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

Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable. For all other restructuring costs a liability is recognized in accordance with SFAS No. 146 only when incurred. Accrued restructuring costs are included in accrued liabilities in the Condensed Consolidated Balance Sheets. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 through the first quarter of fiscal year 2007:

	Employee Termination Benefits	Lease and Contract Termination Costs	Other Restructuring Costs	Impairment of Fixed Assets
			(In thousands)
	Cash	Cash	Cash	Non-Cash	Total
Balance at October 2, 2004	$15,496	$1,587	$42	$—	$17,125
Charges to operations	84,451	14,070	6,404	6,932	111,857
Charges utilized	(64,823)	(12,533)	(6,446)	(6,932)	(90,734)
Reversal of accrual	(2,508)	—	—	—	(2,508)
Balance at October 1, 2005	32,616	3,124	—	—	35,740
Charges to operations	95,563	1,306	12,956	24,165	133,990
Charges utilized	(96,738)	(1,732)	(13,206)	(24,165)	(135,841)
Reversal of accrual	(4,790)	—	(40)	—	(4,830)
Balance at September 30, 2006	26,651	2,698	(290)	—	29,059
Charges to operations	2,871	—	3,292	87	6,250
Charges utilized	(17,427)	(334)	(3,002)	(87)	(20,850)
Balance at December 30, 2006	$12,095	$2,364	$—	$—	$14,459

During the three month period ended December 30, 2006, we recorded restructuring charges of approximately $6.3 million related to restructuring activities pursuant to SFAS No. 146 and SFAS No. 112. These charges included employee termination benefits of approximately $2.9 million, other restructuring costs of approximately $3.3 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $87,000 pursuant to SFAS No. 144, “Impairment of Long-Lived Assets”, mainly consisting of a building complex in one of our European facilities.  These facilities have been reclassified as assets held for sale and included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. During the quarter, we sold one of our European facilities previously classified as assets held for sale to a group of our former employees for a net gain of approximately $6.0 million which is recorded in other income (expense), net, on the Condensed Consolidated Statement of Operations. As part of this transaction, we entered into a supply agreement in regards to receiving manufacturing services from the buyer.  The employee termination benefits were related to involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $17.4 million of employee termination benefits were utilized and 2,739 employees were terminated during the three months ended December 30, 2006 pursuant to the restructuring plan. We also utilized $334,000 of lease and contract termination costs and $3.0 million of the other restructuring costs during the three month period ended December 30, 2006.  We expect to pay the balance of the employee termination benefits in the near term and the accrued lease costs will be paid over the next four years.

In fiscal 2006, we recorded charges of approximately $129.1 million (net of $4.8 million reversal of accrual) related to restructuring activities pursuant to SFAS No. 146 and SFAS No. 112, all of which related to our restructuring plan. These charges included employee termination benefits of approximately $95.6 million, lease and contract termination costs of approximately $1.3 million, other restructuring costs of approximately $13.0 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $24.2 million consisting of excess facilities and equipment to be disposed of. The employee termination benefits were related to the involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $97.0 million of employee termination benefits were utilized and a total of approximately 15,042 employees were terminated during fiscal 2006. We also utilized $1.7 million of lease and contract termination costs and $13.2 million of the other restructuring costs (other facilities charges) during fiscal 2006. We incurred charges to operations of $24.1 million during fiscal 2006 for the impairment of excess fixed assets at the vacated facilities, all of which were utilized as of September 30, 2006. We reversed approximately $4.8 million of accrued employee termination benefits. The reversal of accrual was primarily a result of the changes in estimates.

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

Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations generally at the commitment date. The accrued restructuring costs are included in “accrued liabilities” in the consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 and SFAS No. 112 through the first quarter of fiscal year 2007:

	Employee Severance and Related Expenses	Leases and Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets
		(In thousands)
	Cash	Cash	Non-Cash	Total
Balance at October 2, 2004	$1,227	$14,925	$—	$16,152
Charges to operations	2,285	2,522	4,107	8,914
Charges utilized	(3,010)	(7,890)	(4,107)	(15,007)
Balance at October 1, 2005	502	9,557	—	10,059
Charges to operations	1,549	2,577	(136)	3,990
Charges utilized	(545)	(4,424)	136	(4,833)
Reversal of accrual	(51)	(420)	—	(471)
Balance at September 30, 2006	1,455	7,290	—	8,745
Charges to operations	—	191	237	428
Charges utilized	(23)	(981)	(237)	(1,241)
Reversal of accrual	(266)	—	—	(266)
Balance at December 30, 2006	$1,166	$6,500	$—	$7,666

The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.  We expect to pay the balance of the employee termination benefits in the near term and the accrued lease costs will be paid over the next four years.

Fiscal 2002 Plans

September 2002 Restructuring.  During the three month period ended December 30, 2006, we recorded charges to operations of approximately $114,000 and utilized approximately $827,000 of accrued costs related to the shutdown of facilities.  Approximately $34,000 gain was incurred to operations due to disposal of fixed assets.  There were no employees terminated during the three month period ended December 30, 2006 pursuant to this restructuring plan.

In fiscal 2006, we recorded charges to operations of approximately $112,000 and utilized approximately $1.7 million related to the shutdown of facilities. In addition, $603,000 was charged to operations and utilized due to the impairment of fixed assets to be disposed of.

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

 October 2001 Restructuring.  During the three month period ended December 30, 2006, we incurred and utilized approximately $52,000 charges related to the shutdown of facilities.  Approximately $22,000 employee termination benefits were utilized.  We also reversed approximately $266,000 of accrued employee termination benefits due to the changes in estimates and economic circumstances.

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

Fiscal 2001 Plans

Segerström Restructuring.   In fiscal 2005, we completed the restructuring activities at a cost of $835,000 which was related to accrued facility charges.

July 2001 Restructuring.  During the three month period ended December 30, 2006, we recorded approximately $31,000 and utilized approximately $102,000 of accrued costs related to the shutdown of facilities.  We also recorded charges to operations and fully utilized $271,000 for write-off of impaired fixed assets.

In fiscal 2006, we recorded approximately $1.5 million of accrued severance for our Mexican facilities. In addition, we recorded approximately $2.3 million and utilized $2.6 million of accrued costs related to the shutdown of facilities. We also incurred and utilized $234,000 for the impairment of fixed assets to be disposed of. Manufacturing activities at the plants affected by this plan had ceased by the fourth quarter of fiscal 2002; however, the leases of the related facilities expire between 2005 and 2010, therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

In fiscal 2005, we recorded approximately $43,000 and utilized approximately $100,000 of accrued severance. In addition, we recorded approximately $1.9 million and utilized approximately $3.5 million of accrued costs related to the shutdown of facilities. We also incurred and utilized $2.7 million for the impairment of fixed assets to be disposed of. Manufacturing activities at the plants affected by this plan had ceased by the fourth quarter of fiscal 2002; however, the leases of the related facilities expire between 2005 and 2010, therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, as made.

The sublease income in relation to all restructured facilities is approximately $347,000.

Cost associated with restructuring activities related to purchase business combinations are accounted for in accordance with EITF 95-3.  Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 through the first quarter of fiscal year 2007:

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets
		(In thousands)
	Cash	Cash	Non-Cash	Total
Balance at October 2, 2004	$2,084	$2,178	$—	$4,262
Accrued utilized	(773)	(393)	—	(1,166)
Balance at October 1, 2005	1,311	1,785	—	3,096
Charges to operations	114	125		239
Charges utilized	(40)	(1,804)	—	(1,844)
Reversal of accrual	(687)	—	—	(687)
Balance at September 30, 2006	698	106	—	804
Charges to operations	—	—	(3,198)	(3,198)
Charges utilized	—	—	3,198	3,198
Balance at December 30, 2006	$698	$106	$—	$804

During the quarter, we sold one of our North American facilities previously classified as assets held for sale for a net gain of approximately $3.2 million.

The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

SCI Acquisition Restructuring.  During the three month period ended December 30, 2006, we recognized approximately $3.2 million recovery from the sale of one of our domestic facilities previously classified as assets held for sale.

In fiscal 2006, we utilized a total of $1.8 million of facilities-related accruals and reversed $687,000 of accrued severance due to a change in estimate.

In fiscal 2005, we utilized $731,000 related to employee severance and utilized $393,000 due to facilities shutdown.

Segments.  The following table summarizes the total restructuring costs incurred with respect to our reportable segments through the first quarter of fiscal year 2007 (in thousands):

	December 30, 2006	December 31, 2005
Personal Computing	$(1,997)	$20,701
Standard Electronic Manufacturing Services	5,212	14,927
Total	$3,215	$35,628

Cash	$6,089	$20,042
Non-cash	(2,874)	15,586
Total	$3,215	$35,628

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

Note 12.  Income Taxes

The Company’s effective tax rate for the three months ended December 30, 2006 and December 31, 2005 was approximately 23.8% and 1,030.0%, respectively. The effective rate for the three months ended December 30, 2006 differs from the same period in fiscal year 2006 due primarily to the recognition of a $27.9 million tax benefit in the first quarter of fiscal 2006 resulting from a favorable settlement with the U.S. Internal Revenue Service in relation to certain U.S. tax audits.

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

The following table presents information about reportable segments for the following fiscal periods:

	Three Months Ended
	December 30, 2006	December 31, 2005
		(Restated)
	(In thousands)
Net sales:
Standard Electronic Manufacturing Services	$1,941,733	$1,911,389
Personal Computing	837,057	950,408
Total net sales	$2,778,790	$2,861,797

Gross profit:
Standard Electronic Manufacturing Services	$153,256	$149,252
Personal Computing	15,422	19,235
Total gross profit	$168,678	$168,487

For the three months ended December 30, 2006, three customers in Personal Computing accounted for 12.8%, 10.6% and 10.2%, respectively, of total consolidated revenues. For the three months ended December 31, 2005 two customers in Personal Computing accounted for 14.9% and 12.1%, respectively, of consolidated revenue. For the three month periods ended December 30, 2006 and December 31, 2005, there were no inter-segment sales between Standard Electronic Manufacturing Services and Personal Computing.

The following summarizes financial information by geographic segment:

	Three Months Ended
	December 30, 2006	December 31, 2005
		(Restated)
	(In thousands)
Net sales:
Domestic	$705,742	$723,301
International	2,073,048	2,138,496
Total net sales	$2,778,790	$2,861,797

Operating Income:
Domestic	$9,550	$(16,535)
International	48,983	48,011
Total operating income	$58,533	$31,476

Note 14.  Warranty Reserve

The following tables summarize the warranty reserve balance:

Balance as of September 30, 2006	Additions to Accrual	Accrual Utilized	Balance as of December 30, 2006
(in thousands)
$16,442	$5,137	$(4,347)	$17,232

Balance as of October 1, 2005	Additions to Accrual	Accrual Utilized	Balance as of December 31, 2005
(in thousands)
$20,867	$2,938	$(401)	$23,404

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

Overview

We are a leading independent global provider of customized, integrated electronics manufacturing services, or EMS. Our revenue is generated from sales of our services primarily to original equipment manufacturers, or OEMs, in the communications, personal and business computing, enterprise computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical and automotive industries. Additionally, we are reviewing strategic alternatives in regards to the separation of our personal and business computing business.

A relatively small number of customers historically have been responsible for a significant portion of our net sales. Sales to our ten largest customers accounted for 61.1% and 64.3% of our net sales for the three months ended December 30, 2006 and December 31, 2005, respectively. Three customers accounted for 10% or more of our net sales during the three month period ended December 30, 2006, and two of our customers accounted for 10% or more of our net sales during the three months ended December 31, 2005.

In recent periods, we have generated a significant portion of our net sales from international operations. During the three month periods ended December 30, 2006 and December 31, 2005, 74.6% and 74.7%, respectively, of our consolidated net sales were derived from non-U.S. operations. The concentration of international operations has resulted from overseas acquisitions and a desire on the part of many of our customers to move production to lower cost locations in regions such as Asia, Latin America and Eastern Europe. We expect this trend to continue.

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

For a complete description of our key critical accounting policies and estimates, refer to our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 3, 2007.

Recent Accounting Pronouncements

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108, addresses quantifying the financial statement effects of misstatements; specifically, how the effects of prior year uncorrected misstatements must be considered in quantifying misstatements in the current year financial statements. In addition, SAB No. 108 provides guidance on the correction of misstatements, including the correction of prior period financial statements for immaterial misstatements. Importantly, SAB No. 108 offers a “one-time” special transition provision for correcting certain prior year misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB No. 108 is effective for fiscal years ended after November 15, 2006. We expect to adopt this standard at year end September 29, 2007. We are currently reviewing this pronouncement to determine the potential impact to our financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” The statement requires an employer to recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status. The measurement date of the plans’ assets and obligations that determine the funded status will be as of the end of the employer’s fiscal year. The statement will be effective as of the end of fiscal 2007. We are currently reviewing this statement to determine the potential impact to our financial position, results of operations, and related cash flows.

Summary Results of Operations

The following table sets forth, for the three months ended December 30, 2006 and December 31, 2005, certain items in the Condensed Consolidated Statement of Operations expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

	Three Months Ended
	December 30, 2006	December 31, 2005
		(Restated)
Net sales	100.0%	100.0%
Cost of sales	93.9	94.1
Gross margin	6.1	5.9
Operating expenses:
Selling, general and administrative	3.5	3.1
Research and development	0.3	0.3
Amortization of intangible assets	0.1	0.1
Restructuring costs	0.1	1.3
Total operating expenses	4.0	4.8
Operating income	2.1	1.1
Interest income	0.4	0.2
Interest expense	(1.6)	(1.1)
Other income (expense), net	0.4	(0.2)
Interest and other expense, net	(0.8)	(1.1)
Income before income taxes and cumulative effect of accounting changes	1.3	—
Provision for (benefit from) income taxes	0.3	(0.4)
Income before cumulative effect of accounting change	1.0	0.4
Cumulative effect of accounting change, net of tax	—	(0.2)
Net income	1.0%	0.6%

The following table sets forth, for the periods indicated, key operating results (in thousands):

	Three Months Ended
	December 30, 2006	December 31, 2005
		(Restated)
	(In thousands)
Net sales	$2,778,790	$2,861,797
Gross profit	$168,678	$168,487
Operating income	$58,533	$31,476
Net income	$28,249	$17,394

Key performance measures

The following table sets forth, for the periods indicated, certain key performance measures that management utilizes to assess operating results:

	Three Months Ended
	December 30, 2006	September 30, 2006	December 31, 2005
Days sales outstanding(1)	50	51	51
Inventory turns(2)	7.9	7.9	9.6
Accounts payable days(3)	52	53	55
Cash cycle days(4)	45	44	33

(1)	Days sales outstanding is calculated as the ratio of ending accounts receivable, net, for the quarter divided by average daily net sales for the quarter.

(2)	Inventory turns are calculated as the ratio of four times our cost of sales for the quarter divided by inventory at period end.

(3)

Accounts payable days is calculated as the ratio of 365 days divided by accounts payable turns, in which accounts payable turns is calculated as the ratio of four times our cost of sales for the quarter divided by accounts payable at period end.

(4)	Cash cycle days is calculated as the ratio of 365 days divided by inventory turns plus days sales outstanding minus accounts payable days.

Results of Operations

Net Sales

Net sales for the first quarter of fiscal 2007 decreased by 2.9% to $2.8 billion from $2.9 billion in the first quarter of fiscal 2006. The decrease in sales was primarily due to decreased demand of approximately $113 million from our existing customers in the personal computing end market of the electronics industry, $54 million from our high-end  computing end market, $42 million from our communications end market, offset by an increase of $40 million and $42 million from our industrial instruments and consumer product businesses.

Gross Margin

Gross margin increased from 5.9% in the first quarter of fiscal 2006 to 6.1% in the first quarter of fiscal 2007. The increase in gross margin for the three months ended December 30, 2006 as compared to the three months ended December 31, 2005 were primarily attributable to favorable product mix, increased margins in our enclosure and industrial instrumentation businesses and lower stock-based compensation expense.  This increase is offset by decreased margin in our PCB Fabrication business and a net decrease in margin for the remaining businesses.  We expect gross margins to continue to fluctuate based on overall production and shipment volumes as well as changes in the mix of products demanded by our major customers.

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

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses increased $6.2 million to $96.3 million in the first quarter of fiscal 2007 from $90.1 million in the first quarter of fiscal 2006. Selling, general and administrative expenses increased as a percentage of net sales, to 3.5% in the first quarter of fiscal 2007 from 3.1% in the first quarter of fiscal 2006. The dollar increase in selling, general, and administrative expenses in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 was primarily attributable to additional expenses we incurred in connection with our investigation of stock option administration policies and procedures dating back to 1997, increased selling and marketing expenses, partially offset by decreased stock based compensation expense.  The increase in selling, general, and administrative expenses in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 in terms of percentage of sales was primarily attributable to increased expenses as noted above and a decrease in net sales in the first quarter of fiscal 2007.

Research and Development

Research and development expenses remained relatively flat at $9.0 million for both the first quarter of fiscal 2006 and the first quarter of fiscal 2007.  Research and development as a percentage of net sales remained flat at 0.3% for both first quarters of fiscal 2007 and fiscal 2006.  We expect research and development expenses to decline in future periods.

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

Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable. For all other restructuring costs a liability is recognized in accordance with SFAS No. 146 only when incurred. Accrued restructuring costs are included in accrued liabilities in the Condensed Consolidated Balance Sheets. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 and SFAS No. 112 through the first quarter of fiscal year 2007:

	Employee Termination Benefits	Lease and Contract Termination Costs	Other Restructuring Costs	Impairment of Fixed Assets
	(In thousands)
	Cash	Cash	Cash	Non-Cash	Total
Balance at October 2, 2004	$15,496	$1,587	$42	$—	$17,125
Charges to operations	84,451	14,070	6,404	6,932	111,857
Charges utilized	(64,823)	(12,533)	(6,446)	(6,932)	(90,734)
Reversal of accrual	(2,508)	—	—	—	(2,508)
Balance at October 1, 2005	32,616	3,124	—	—	35,740
Charges to operations	95,563	1,306	12,956	24,165	133,990
Charges utilized	(96,738)	(1,732)	(13,206)	(24,165)	(135,841)
Reversal of accrual	(4,790)	—	(40)	—	(4,830)
Balance at September 30, 2006	26,651	2,698	(290)	—	29,059
Charges to operations	2,871	—	3,292	87	6,250
Charges utilized	(17,427)	(334)	(3,002)	(87)	(20,850)
Balance at December 30, 2006	$12,095	$2,364	$—	$—	$14,459

During the three month period ended December 30, 2006, we recorded restructuring charges of approximately $6.3 million related to restructuring activities pursuant to SFAS No. 146 and SFAS No. 112. These charges included employee termination benefits of approximately $2.9 million, other restructuring costs of approximately $3.3 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $87,000 pursuant to SFAS No. 144, “Impairment of Long-Lived Assets”, mainly consisting of a building complex in one of our European facilities.  These facilities have been reclassified as assets held for sale and included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. During the quarter, we sold one of our European facilities previously classified as assets held for sale to a group of our former employees for a net gain of approximately $6.0 million which is recorded in other income (expense), net, on the Condensed Consolidated Statement of Operations. As part of this transaction, we entered into a supply agreement in regards to receiving manufacturing services from the buyer. The employee termination benefits were related to involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $17.4 million of employee termination benefits were utilized and 2,739 employees were terminated during the three months ended December 30, 2006 pursuant to the restructuring plan. We also utilized $334,000 of lease and contract termination costs and $3.0 million of the other restructuring costs during the three month period ended December 30, 2006. We expect to pay the balance of the employee termination benefits in the near term and the accrued lease costs will be paid over the next four years.

In fiscal 2006, we recorded charges of approximately $129.1 million (net of $4.8 million reversal of accrual) related to restructuring activities pursuant to SFAS No. 146 and SFAS No. 112, all of which related to our restructuring plan. These charges included employee termination benefits of approximately $95.6 million, lease and contract termination costs of approximately $1.3 million, other restructuring costs of approximately $13.0 million, incurred primarily to prepare facilities for closure, and impairment of fixed assets of approximately $24.2 million consisting of excess facilities and equipment to be disposed of. The employee termination benefits were related to the involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $97.0 million of employee termination benefits were utilized and a total of approximately 15,042 employees were terminated during fiscal 2006. We also utilized $1.7 million of lease and contract termination costs and $13.2 million of the other restructuring costs (other facilities charges) during fiscal 2006. We incurred charges to operations of $24.1 million during fiscal 2006 for the impairment of excess fixed assets at the vacated facilities, all of which were utilized as of September 30, 2006. We reversed approximately $4.8 million of accrued employee termination benefits. The reversal of accrual was primarily a result of the changes in estimates and economic circumstances.

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

Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the consolidated statements of operations generally at the commitment date. The accrued restructuring costs are included in “accrued liabilities” in the consolidated balance sheet. Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 94-3 and SFAS No. 112 through the first quarter of fiscal year 2007:

	Employee Severance and Related Expenses	Leases and Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets
	(In thousands)
	Cash	Cash	Non-Cash	Total
Balance at October 2, 2004	$1,227	$14,925	$—	$16,152
Charges to operations	2,285	2,522	4,107	8,914
Charges utilized	(3,010)	(7,890)	(4,107)	(15,007)
Balance at October 1, 2005	502	9,557	—	10,059
Charges to operations	1,549	2,577	(136)	3,990
Charges utilized	(545)	(4,424)	136	(4,833)
Reversal of accrual	(51)	(420)	—	(471)
Balance at September 30, 2006	1,455	7,290	—	8,745
Charges to operations	—	191	237	428
Charges utilized	(23)	(981)	(237)	(1,241)
Reversal of accrual	(266)	—	—	(266)
Balance at December 30, 2006	$1,166	$6,500	$—	$7,666

The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.  We expect to pay the balance of the employee termination benefits in the near term and the accrued lease costs will be paid over the next four years.

Fiscal 2002 Plans

September 2002 Restructuring.  During the three month period ended December 30, 2006, we recorded charges to operations of approximately $114,000 and utilized approximately $827,000 of accrued costs related to the shutdown of facilities.  Approximately $34,000 gain was incurred to operations due to disposal of fixed assets.  There were no employees terminated during the three month period ended December 30, 2006 pursuant to this restructuring plan.

In fiscal 2006, we recorded charges to operations of approximately $112,000 and utilized approximately $1.7 million related to the shutdown of facilities. In addition, $603,000 was charged to operations and utilized due to the impairment of fixed assets to be disposed of.

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

October 2001 Restructuring.  During the three month period ended December 30, 2006, we incurred and utilized approximately $52,000 charges related to the shutdown of facilities.  Approximately $22,000 employee termination benefits were utilized.  We also reversed approximately $266,000 of accrued employee termination benefits due to the changes in estimates and economic circumstances.

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

Fiscal 2001 Plans

Segerström Restructuring.   In fiscal 2005, we completed the restructuring activities at a cost of $835,000 which was related to accrued facility charges.

July 2001 Restructuring.  During the three month period ended December 30, 2006, we recorded approximately $31,000 and utilized approximately $102,000 of accrued costs related to the shutdown of facilities.  We also recorded charges to operations and fully utilized $271,000 for write-off of impaired fixed assets.

In fiscal 2006, we recorded approximately $1.5 million of accrued severance for our Mexican facilities. In addition, we recorded approximately $2.3 million and utilized $2.6 million of accrued costs related to the shutdown of facilities. We also incurred and utilized $234,000 for the impairment of fixed assets to be disposed of. Manufacturing activities at the plants affected by this plan had ceased by the fourth quarter of fiscal 2002; however, the leases of the related facilities expire between 2005 and 2010, therefore, the remaining accrual will be reduced over time as the lease payments, net of sublease income, are made.

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

The sublease income in relation to all restructured facilities is approximately $347,000.

Cost associated with restructuring activities related to purchase business combinations are accounted for in accordance with EITF 95-3.  Below is a summary of the activity related to restructuring costs recorded pursuant to EITF 95-3 through the first quarter of fiscal year 2007:

	Employee Severance and Related Expenses	Facilities Shutdown and Consolidation Costs	Write-off Impaired or Redundant Fixed Assets
	(In thousands)
	Cash	Cash	Non-Cash	Total
Balance at October 2, 2004	$2,084	$2,178	$—	$4,262
Accrued utilized	(773)	(393)	—	(1,166)
Balance at October 1, 2005	1,311	1,785	—	3,096
Charges to operations	114	125	—	239
Charges utilized	(40)	(1,804)	—	(1,844)
Reversal of accrual	(687)	—	—	(687)
Balance at September 30, 2006	698	106	—	804
Charges to operations	—	—	(3,198)	(3,198)
Charges utilized	—	—	3,198	3,198
Balance at December 30, 2006	$698	$106	$—	$804

During the quarter, we sold one of our North American facilities previously classified as assets held for sale for a net gain of approximately $3.2 million.

The following sections separately present the charges to the restructuring liability and charges utilized that are set forth in the above table on an aggregate basis.

SCI Acquisition Restructuring.  .  During the three month period ended December 30, 2006, we recognized approximately $3.2 million recovery from the sale of one of our domestic facilities previously classified as assets held for sale.

In fiscal 2006, we utilized a total of $1.8 million of facilities-related accruals and reversed $687,000 of accrued severance due to a change in estimate.

In fiscal 2005, we utilized $731,000 related to employee severance and utilized $393,000 due to facilities shutdown.

Ongoing Restructuring Activities. We continue to rationalize manufacturing facilities and headcount to more efficiently scale capacity to current market and operating conditions. These future restructuring costs are not currently estimable.

Segments.  The following table summarizes the total restructuring costs incurred with respect to our reported segments through the first quarter of fiscal year 2007 (in thousands):

	December 30, 2006	December 31, 2005
Personal Computing	$(1,997)	$20,701
Standard Electronic Manufacturing Services	5,212	14,927
Total	$3,215	$35,628

Cash	$6,089	$20,042
Non-cash	(2,874)	15,586
Total	$3,215	$35,628

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

On November 16, 2006, we announced two strategic decisions: to realign our ODM activities to focus on joint development manufacturing and to create a more separable personal and business computing business unit. We also announced that we may further consolidate operations in higher-cost geographies to further enhance profitability. We expect to record additional charges that are currently not estimable related to these anticipated actions in fiscal year 2007.

We plan to fund cash restructuring costs with cash flows generated by operating activities.

Interest Expense

Interest expense increased $10.3 million to $43.3 million in the first quarter of fiscal 2007 from $33.0 million in the first quarter of fiscal 2006. The increase in interest expense is primarily attributable to the interest expense related to the $600 million unsecured term loan we entered into and simultaneously drew down on October 13, 2006, higher interest rate from our interest rate swap on our 6.75% Notes, interest expense from increased borrowing against our revolving credit facility during the first quarter of fiscal 2007, offset by a decrease in interest expense from the refinancing of the 10.375% Notes with the 8.125% Notes during the second quarter of fiscal 2006.

Other Income (Expense), net

Other income, net was $11.0 million for the three month period ended December 30, 2006 and expense of $5.7 million for the three month period ended December 31, 2005.  The following table summarizes the major components of other income (expense), net:

	Three Months Ended
	December 30, 2006	December 31, 2005
		(Restated)
	(In Thousands)
Foreign exchange gains (losses)	$2,852	$(389)
Interest rate swap	—	(5,465)
Other, net	8,109	147
Total other income (expense), net	$10,961	$(5,707)

For the three months ended December 30, 2006, other, net, primarily consists of a $6.0 million gain from the sale of manufacturing facility previously classified as assets held for sale and a $1.8 million gain related to the collection of previously fully reserved notes receivable. Additionally, for the three months ended December 30, 2006, foreign exchange gains included a $1.4 million gain related to the realization of currency translation adjustments related to the substantial liquidation of one of our foreign subsidiaries.

Provision for Income Taxes

The Company’s effective tax rate for the three months ended December 30, 2006 and December 31, 2005 was approximately 23.8% and 1,030.0%, respectively. The effective rate for the three months ended December 30, 2006 differs from the same period in fiscal year 2006 due primarily to the recognition of a $27.9 million tax benefit resulting from a favorable settlement with the U.S. Internal Revenue Service in relation to certain U.S. tax audits.

Liquidity and Capital Resources

	Three Months Ended
	December 30, 2006	December 31, 2005
		(Restated)
	(Unaudited)
	(In thousands)
Net cash provided by (used in):
Continuing operations
Operating activities	$(10,226)	$(66,247)
Investing activities	1,446	10,349
Financing activities	60,495	5,345
Effect of exchange rate changes	(4,716)	(6,402)
Increase (decrease) in cash and cash equivalents	$46,999	$(56,955)

Cash and cash equivalents were $1.1 billion at December 30, 2006 and $505.6 million at September 30, 2006, including restricted cash of $545.9 million and $13.8 million at December 30, 2006 and September 30, 2006, respectively.

Net cash used in operating activities was $10.2 million and $66.2 million for the three months ended December 30, 2006 and December 31, 2005, respectively. Net cash used in operating activities in the first quarter of 2007 was primarily due to an increase in accounts receivables net of proceeds from the sale of accounts receivable and a decrease in accounts payable and accrued liabilities due to payments made to vendors. Working capital was $1.6 billion and $1.5 billion as of December 30, 2006 and September 30, 2006, respectively.

Net cash provided by investing activities was $1.4 million and $10.3 million for the three months ended December 30, 2006 and December 31, 2005, respectively. Net cash provided by investing activities in the first quarter of 2007 was primarily due to $24.9 million in proceeds from sale of property, plant and equipment offset by $19.1 million in purchase of additional property, plant and equipment and payments of $4.1 million for business acquired during the period.

Net cash provided by financing activities was $60.5 million and $5.3 million for the three months ended December 30, 2006 and December 31, 2005, respectively. Net cash provided by financing activities for the first quarter of fiscal 2007 primarily related to the issuance of the $600 million Senior Unsecured Term Loan offset by $525 million of restricted cash deposited into an irrevocable trust account for the satisfaction and discharge of the 3% Notes (see below) due on March 15, 2007.

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

The loans will bear interest at our election at either the prime rate plus 1.5% or at an adjusted LIBOR rate plus 2.5%. On the 181st day after closing, the margins with respect to all loans will increase by 0.5% for the remaining life of the loans. Interest is payable quarterly in arrears with respect to prime rate loans. Interest is payable at the end of each interest period in the case of LIBOR rate loans depending on our election of the length of borrowing period (i.e. one month, three months or six months). Principal, together with accrued and unpaid interest, is due at maturity. In addition, we are required to make mandatory prepayments of principal with the net cash proceeds from the sale of certain assets and the incurrence of certain debt.

All of our existing and future domestic subsidiaries will guaranty the obligations under the Credit Agreement, subject to some limited exceptions.

The Credit Agreement contains affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Credit Agreement contains negative covenants limiting our ability and our subsidiaries, among other things, to incur debt, grant liens and make certain restricted payments. The events of default under the Credit Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events.

As of December 30, 2006 and September 30, 2006, we had no other term loans.

8.125% Senior Subordinated Notes.   On February 15, 2006, we issued $600 million aggregate principal amount of 8.125% Senior Subordinated Notes due 2016 (the “8.125% Notes”). Interest is payable on the 8.125% Notes on March 1 and September 1 of each year, beginning on September 1, 2006. The maturity date of the 8.125% Notes is March 1, 2016. Debt issuance costs of $12.9 million are included in prepaid expenses and other current assets and other non-current assets and amortized on a straight-line basis over the life of the debt as interest expense. The difference between the amortization calculated using the straight-line method as compared to the effective interest method was immaterial.  The 8.125% Notes are unsecured and subordinated in right of payment to all of our existing and future senior debt, as defined in the indenture under which the 8.125% Notes were issued.

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

8.125% and 6.75% Senior Subordinated Notes.   On September 6, 2006, we completed our consent solicitation from the holders of our 6.75% Notes and from the holders of our 8.125% Notes. Holders of a majority of the outstanding aggregate principal amount of our 6.75% Notes and 8.125% Notes submitted, and did not revoke, letters of consent prior to expiration of the consent solicitation period. Pursuant to the consent, we received a waiver, until December 14, 2006, of any default or event of default under the terms of the indentures governing such notes that may arise by virtue of the our failure to file with the Securities and Exchange Commission and furnish to the trustee and holders of such notes certain reports required to be filed under the Securities Exchange Act of 1934. We incurred $12.5 million in aggregate consent fees. These fees have been capitalized and are being amortized over the remaining life of the 6.75% Notes and 8.125% Notes, respectively. The waiver for each series of notes became effective following the payment of the consent fee to each consenting holder of such series of notes, which we paid on September 11, 2006. We filed Form 10-Q for the quarter ended July 1, 2006 with the Securities and Exchange Commission on December 13, 2006. As a result of filing the Form 10-Q for the quarter ended July 1, 2006 before December 14, 2006, we were not in default under the terms of the indentures governing such notes as of December 14, 2006. The Company was also delayed in its filing of the Form 10-K for 2006. This non-compliance matter was cured on January 3, 2007 when the Company filed its 2006 Form 10-K.

10.375% Senior Secured Notes due 2010.   On December 23, 2002, we issued $750.0 million of 10.375% Senior Secured Notes due January 15, 2010 (the “10.375% Notes”) in a private placement to qualified investors as part of a refinancing transaction pursuant to which we also entered into a $275.0 million senior secured credit facility. On February 28, 2006, the Offer to Purchase and Consent Solicitation (the “Offer to Purchase”) for any or all of our $750 million 10.375% Notes expired. The total consideration was $1,103.17, which represented the present value of the remaining scheduled payments of principal and interest on the 10.375% Notes due on January 15, 2007 (which is the earliest redemption date for the 10.375% Notes) determined using a discount factor equal to the yield on the Price Determination Date of February 13, 2006 of the 3% U.S. Treasury Notes due December 31, 2006 plus 50 basis points and included a consent fee and accrued and unpaid interest. In conjunction with the offer, we solicited consents to proposed amendments to the indenture governing the 10.375% Notes, which eliminated substantially all of the restrictive covenants and certain events of default in the indenture. We offered a consent payment (which is included in the total consideration described above) of $30.00 per $1,000 principal amount of 10.375% Notes to holders who validly tendered their 10.375% Notes and delivered their consents prior to the Consent Payment Deadline of February 13, 2006. Holders who tendered their 10.375% Notes after the Consent Payment Deadline but prior to the expiration date received total consideration referred to above, less the consent payment, plus accrued and unpaid interest to the payment date.

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

On February 16, 2006, we called for redemption on March 20, 2006 (the “Redemption Date”) of all the remaining outstanding 10.375% Notes. The aggregate principal amount to be redeemed was approximately $28.3 million. The total consideration amount of $1,108.56 for each $1,000 principal amount was calculated based on the principal amount of the Notes, plus accrued and unpaid interest up to but excluding the redemption date, plus the make-whole premium, totaling approximately $31.3 million. In the aggregate, the 10.375% Notes were redeemed in full on March 20, 2006, and no further interest was accrued.

We recorded a loss of approximately $84.6 million from the early extinguishment of the $750 million 10.375% Notes which is comprised of approximately $70.8 million of redemption premium, $2.2 million related to interest rate swap termination, $13.9 million unamortized finance fees relating to the 10.375% Notes and $0.9 million of tender expenses offset by $3.2 million unamortized gain from previously terminated swaps. The loss on debt extinguishment was included in other income (expense), net.

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

On October 13, 2006, SCI Systems, Inc., one of the Company’s wholly owned subsidiaries (“SCI Systems”), initiated, in accordance with the terms thereof, the satisfaction and discharge of the Indenture, dated as of March 15, 2000, by and between SCI Systems and The Bank of New York Trust Company, National Association, as trustee (as supplemented, the “Indenture”), pursuant to which SCI Systems issued its 3% Notes due 2007. As a result, $532.9 million in cash was deposited with the trustee, which is equal to the principal and interest due on the 3% Notes at maturity on March 15, 2007. The net proceeds obtained from the Senior Unsecured Term Loan (see below) which is due in January 2008 were used to initiate the satisfaction and discharge of the 3% Notes.  Although the Company has satisfied its obligation in accordance with the Indenture, it has not legally been discharged from this obligation. As a result the $532.9 million was classified as restricted cash and classified in the Condensed Consolidated Financial Statements at a current asset as the loan will be paid on March 15, 2007.

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

On August 10, 2006, we entered into a Letter Waiver (“Credit Agreement Waiver Letter”) with the lenders under its Restated Credit Agreement which waiver was extended multiple times pursuant to a Letter Waiver Extension entered into most recently on December 7, 2006 (the “December Waiver”). Pursuant to the December Waiver, the lenders under the Restated Credit Agreement waived our compliance with the requirements of the Restated Credit Agreement to deliver financial statements and the compliance certificate for the quarter ended July 1, 2006 and any cross defaults with other indebtedness that may arise from such failure through December 14, 2006. The December Waiver provided the waiver termination date for the Credit Agreement Waiver Letter to December 14, 2006, provided, that if the required date of delivery of the financial statements for the fiscal quarter ended July 1, 2006 under our 8.125% Notes and 6.75% Notes has been extended (by waiver or otherwise) beyond December 14, 2006, the waiver terminates on the earlier of (i) March 31, 2007 and (ii) the third business day preceding the required date of delivery beyond December 14, 2006 for such financial statements as provided in the initial extension thereof by the respective requisite holders of such Notes. We filed Form 10-Q for the quarter ended July 1, 2006 with the Securities and Exchange Commission on December 13, 2006. As a result of filing the Form 10-Q for the quarter ended July 1, 2006 before December 14, 2006, we were not in default under the terms of the indentures governing such notes as of December 14, 2006. The Company was also delayed in its filing of the Form 10-K for 2006. This non-compliance matter was cured on January 3, 2007 when the Company filed its 2006 Form 10-K.

In addition, the December Waiver waived our compliance with the requirements of the Restated Credit Agreement to deliver financial statements, related reports, statements and a compliance certificate for the fiscal year ended September 30, 2006 and any cross defaults with other indebtedness that may arise from such failure through January 10, 2007, provided, that if the required date of delivery of the financial statements for the 2006 fiscal year under our 8.125% Notes and the 6.75% Notes has been extended (by waiver or otherwise) beyond January 10, 2007, the earlier of (i) March 31, 2007 or (ii) the third business day preceding the required date of delivery beyond January 10, 2007 for such financial statements as provided in the initial extension thereof by the respective holders of such Notes. During the same period, the lenders waived compliance with certain conditions to extensions of credit under the Restated Credit Agreement.

On October 13, 2006, the Company and the required lenders entered into an amendment for its Restated Credit Agreement.  Pursuant to the amendment, certain amendments were made to the Restated Credit Agreement to permit the transactions contemplated by the Credit and Guaranty Agreement described below. The amendment also revised the collateral release provision under the Restated Credit Agreement such that collateral (other than stock pledges and other collateral we request not to be released) to be released at such time as specified conditions are met, including that we have repaid in full the outstanding amount under the Credit and Guaranty Agreement and our credit ratings meets specified thresholds.

On December 29, 2006, we entered into an amendment and waiver to the Restated Credit Agreement. Among other things, this amendment amended the minimum required levels for both financial covenants and certain related definitions.

There was approximately $100 million of loans outstanding under the Restated Credit Agreement at an average interest rate of 8.75% as of December 30, 2006. Additionally, we pay a commitment fee of 0.35% on the unused portion of the credit facility.

The Company is in compliance with its covenants for the above debt instruments.

Sale of Accounts Receivable.   Certain of our subsidiaries have entered into agreements that permit them to sell specified accounts receivable. The purchase price for receivables sold under these Agreements range from 95% to 100% of its face amount less a discount charge (based on LIBOR plus a percentage ranging from 0.4% to 1.5%) for the period from the date the receivable is sold to its collection date. Accounts receivable sales under these Agreements were $478.4 million during the quarter ended December 30, 2006. The sold receivables are subject to certain limited recourse provisions. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability,” accounts receivable sold will be removed from the Condensed Consolidated Balance Sheet and will be reflected as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. As of December 30, 2006, $249.1 million of sold accounts receivable remain subject to certain recourse provisions. We have not experienced any credit losses under these recourse provisions. The discount charge recorded during the period was not material to the financial statements. The discount charge is recorded in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations.

Our future needs for financial resources include increases in working capital to support anticipated sales growth, investments in manufacturing inventory, facilities and equipment, and repayments of outstanding indebtedness. We have evaluated and will continue to evaluate possible business acquisitions within the parameters of the restrictions set forth in the agreements governing certain of our debt obligations. These possible business acquisitions could require substantial cash payments. Additionally, we anticipate incurring additional expenditures in connection with the integration of our recently acquired businesses and our restructuring activities. We expect to incur additional restructuring charges in fiscal 2007 which are currently not estimable.

We believe that our existing cash resources and other sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements through at least the next 12 months. Should demand for our products decrease over the next 12 months, the available cash provided by operations could be negatively impacted. Other sources of liquidity include our available line of credit and sale of accounts receivable. We may also seek to raise additional capital through the issuance of either debt or equity securities. Our senior secured credit facility, the indentures governing our 8.125% Notes and our 6.75% Notes and our senior unsecured term loan include covenants that, among other things, limit in certain respects us and our restricted subsidiaries from incurring debt, making investments and other restricted payments, paying dividends on capital stock, redeeming capital stock or subordinated obligations and creating liens. In addition to existing collateral and covenant requirements, future debt financing may require us to pledge assets as collateral and comply with financial ratios and covenants. Equity financing may result in dilution to stockholders.

Risk Factors Affecting Operating Results

We are exposed to general market conditions in the electronics industry which could have a material adverse impact on our business, operating results and financial condition.

Many of our customers have experienced from time to time significant decreases in demand for their products and services.  This volatility has resulted, and will continue from time to time to result, in our customers delaying purchases of the products we manufacture for them, and placing purchase orders for lower volumes of products than previously anticipated.  In particular, beginning in fiscal 2001, we experienced a decrease in demand for our manufacturing services due to reduced capital spending by communications service providers and customers in other markets we serve.  Consequently, our operating results were adversely affected as a result of the deterioration in these markets.  Although we have seen evidence of a recovery in several markets that we serve in more recent fiscal years, if capital spending in these markets does not continue to improve, or improves at a slower pace than we anticipate, our revenue and profitability will be adversely affected.

As many of these markets have recovered, OEMs have continued to be highly sensitive to costs and have continued to place pressure on EMS companies to minimize costs. In addition, the EMS industry has been experiencing an increase in excess manufacturing capacity as well as increased competition from Asian competitors.  These factors will likely result in continued significant price competition among EMS companies, and this competition will likely continue to affect our results of operations. In addition, OEM customers are increasingly requiring us and other EMS companies to move production of their products to lower-cost locations and away from high cost locations such as the United States and Western Europe. As a result, we have had to close facilities in the United States and Europe and incur costs for facility closure, employee severance and related items. We may need to close additional facilities and incur related closure costs in future fiscal periods.

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

Before the economic downturn in the communications sector and before our merger with SCI Systems, Inc., sales of our services to OEMs in the communications sector accounted for a substantially greater portion of our net sales and earnings than in recent periods. As a result of reduced sales to OEMs in the communications sector, our gross margins have declined because the services that we provided to these OEMs often were more complex, thereby generating higher margins, than those that we provided to OEMs in other sectors of the electronics industry. For example, a substantial portion of our net sales are currently derived from sales of personal computers. Margins on personal computers are typically lower than margins that we have historically realized on communication products. OEMs are continuing to seek price decreases from us and other EMS companies, and competition for this business remains intense. Pricing pressure is typically more intense for less complex, lower margin EMS services. Pricing pressure on EMS companies continues to be strong and there continues to be intense price competition for EMS services. This price competition has affected, and could continue to adversely affect, our gross margins. If demand for our higher-end, higher margin manufacturing services do not improve in the future, our gross margins and operating results in future periods may be adversely affected.

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

Errors related to stock option accounting have had, and will continue to have, an adverse effect on us.

In May 2006, we were contacted by the SEC with respect to our stock option practices. As a result, our Board of Directors created a special committee of independent disinterested directors to conduct a comprehensive review of grants of stock options and restricted stock. The special committee determined that the measurement date used by us for accounting purposes (the “Record Date”) for most of the options and restricted stock issued by us from fiscal January 1997 to June 2006 did not correspond to the closing price of our common stock on the appropriate measurement date. In nearly all such cases, the Record Date preceded the appropriate measurement date and the stock price on the Record Date was lower than the price on the appropriate measurement date. Because our stock price on the Record Dates was lower than the price on the appropriate measurement date, we determined that we should have recognized material amounts of stock-based compensation expense that was not accounted for in our previously issued financial statements. Therefore, on September 11, 2006, our Board of Directors concluded that our financial statements that were filed for any years or periods affected by these errors and all earnings and press releases and similar communications issued by us related to those periods should no longer be relied upon.  On January 3, 2007, we filed a comprehensive Form 10-K for the fiscal year ended September 30, 2006 in which we restated our consolidated financial statements and related disclosure for the fiscal years ended October 1, 2005 and October 2, 2004 and restated other disclosures for stock-based compensation, Selected Consolidated Financial Data for the fiscal years ended 2005, 2004, 2003, and 2002 and restated financial information for each affected quarter during fiscal 2005 and 2006.

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

•  many members of our senior management team and our Board of Directors have been and will be required to devote a significant amount of time on matters relating to the continuing informal SEC investigation, remedial efforts and related litigation.

We have identified a material weakness in our internal controls over financial reporting that could cause investors to lose confidence in the reliability of our financial statements and result in a decrease in the value of our securities.

Due to the errors relating to our stock option administration practices and stock option accounting, management has identified a material weakness in our system of internal controls in connection with our accounting for stock-based compensation. In addition, due to the identification of a material weakness in internal control over financial reporting related to our accounting for stock-based compensation as described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective.

We will need to continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting, will not be identified.If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations and there could be a material adverse effect on the price of our securities.

Through the three month period ended December 31, 2006, we expended significant resources in connection with the Section 404 process. In future periods, we will likely continue to expend substantial amounts in connection with the Section 404 process and with ongoing evaluation of, and improvements and enhancements to, our internal control over financial reporting. These expenditures may make it difficult for us to control or reduce the growth of our selling, general and administrative expenses, which could adversely affect our results of operations and the price of our securities.

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

Sales to our ten largest customers accounted for 61.1% of our net sales during the first quarter of fiscal 2007 and sales to three customers each accounted for more than 10% of our net sales for that period. We depend on the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycles, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in their business, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could adversely affect our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would adversely affect our operating results.

If our business declines or improves at a slower pace than we anticipate, we may further restructure our operations, which may adversely affect our financial condition and operating results.

We anticipate incurring additional restructuring charges in fiscal 2007 under our phase 3 restructuring plan. We cannot be certain as to the actual amount of these restructuring charges or the timing of their recognition for financial reporting purposes. Additionally, on November 16, 2006, we announced two strategic decisions: to realign our original design manufacturing activities to focus on joint development manufacturing and to create a more separable personal and business computing business unit. We also announced that we may further consolidate operations in higher-cost locations to further enhance profitability. We expect to record additional charges that are currently not estimable related to these anticipated actions during fiscal 2007. We may need to take additional restructuring charges in the future if our business declines or improves at a slower pace than we anticipate or if the expected benefits of recently completed and currently planned restructuring activities do not materialize. These benefits may not materialize if we incur unanticipated costs in closing facilities or transitioning operations from closed facilities to other facilities or if customers cancel orders as a result of facility closures. If we are unsuccessful in implementing our restructuring plans, we may experience disruptions in our operations and higher ongoing costs, which may adversely affect our operating results.

If our backlog decreases in the future, our operating results may be adversely affected.

Our backlog decreased from $1.8 billion in fiscal 2005 to $1.5 billion in fiscal 2006 to $1.4 billion as of December 30, 2006.  We cannot predict how our backlog will fluctuate or to what extent business conditions that affect our backlog will change in the future. Due to our relatively fixed cost structure, a significant decline in customer orders could adversely affect our margins.  If our backlog declines, or business conditions change for the worse in the future, these events could adversely affect our results of operations and financial condition.

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

In addition, the electronics industry became subject to the European Union’s Restrictions of Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment, or WEEE, directives which took effect beginning in 2005 and continuing in 2006. Parallel initiatives are being proposed in other jurisdictions, including several states in the United States and the Peoples’ Republic of China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. We are in the process of making our manufacturing process RoHs compliant. In the case of WEEE, the compliance responsibility rests primarily with OEMs rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations. In the event we are not able to make our manufacturing obligations fully RoHS compliant, we could be unable to certify compliance to our customers and could incur substantial costs, including fines and penalties, as well as liability to our customers. In addition, we may incur costs related to inventories containing restricted substances that are not consumed by the RoHS effective dates.

We are potentially liable for contamination of our current and former facilities, including those of the companies we have acquired, which could adversely affect our business and operating results in the future.

We are potentially liable for contamination at our current and former facilities, including those of the companies we have acquired. These liabilities include ongoing investigation and remediation activities at a number of sites. Currently, we are unable to anticipate whether any third-party claims will be brought against us for this contamination. We cannot assure you that third-party claims will not arise and will not result in material liability to us. In addition, there are several sites that are known to have groundwater contamination caused by a third party, and that third party has provided an indemnity to us for the liability. Although we do not currently expect to incur liability for clean-up costs or expenses at any of these sites, we cannot assure you that we will not incur such liability or that any such liability would not be material to our business and operating results in the future.

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

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 74.6% of our net sales from non-U.S. operations during first quarter of fiscal 2007, and a significant portion of our manufacturing material was provided by international suppliers during this period. During fiscal 2006, we generated 75.1% of our net sales from non-U.S. operations. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

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

During fiscal 2005 and fiscal 2006, the decline in the value of the U.S. dollar as compared to the Euro and many other currencies has resulted in foreign exchange losses. To date, these losses have not been material to our results of operations. However, continued fluctuations in the value of the U.S. dollar as compared to the Euro and other currencies in which we transact business could adversely affect our operating results.

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

We may not be successful in implementing strategic transactions, including business acquisition and divestitures, and we may encounter difficulties in completing these transactions and integrating acquired businesses or in realizing anticipated benefits of strategic transactions, which could adversely affect our operating results.

We seek to undertake strategic transactions that give us the opportunity to access new customers and new end-customer markets, to obtain new manufacturing and service capabilities and technologies, to enter new geographic manufacturing locations, to lower our manufacturing costs and improve the margins on our product mix, and to further develop existing customer relationships. For example, we recently announced our intention to create a more separable personal and business computing business unit comprised of our personal computing and low-end servers and storage businesses, their related BTO/CTO operations and their associated logistics activities.  We believe that the creation of a more separable personal and business computing business unit will enhance our capability and flexibility in pursuing strategic alliances that can accelerate the pursuit of component vertical integration, product design and growth opportunities. We also believe it will allow us to consider potential strategic opportunities to maximize the value of our personal and business computing business. Strategic transactions may involve difficulties, including the following:

•  integrating acquired operations and businesses;

•  allocating management resources;

•  scaling up production and coordinating management of operations at new sites;

•  separating operations or support infrastructure for entities divested;

•  managing and integrating operations in geographically dispersed locations;

•  maintaining customer, supplier or other favorable business relationships of acquired operations and terminating unfavorable relationships;

•  integrating the acquired company’s systems into our management information systems;

•  separating management information systems for entities to be divested;

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

If our products are subject to warranty or liability claims, we may incur significant costs.

 Our customers may experience defects in our designs or deficiencies with respect to our manufacturing services. We may be exposed to warranty or manufacturers’ liability claims as a result of these defects or deficiencies, and some claims may relate to customer product recalls. A claim for damages arising as a result of such defects or deficiencies could have a material adverse effect on our business, results of operations and financial condition. A claim for such damages, or a product recall conducted by one of our customers, also could have an adverse effect on our business reputation.

We may not have sufficient insurance coverage for certain of the risks and liabilities we assume in connection with the products and services we provide to our customers.

We carry various forms of business and liability insurance that we believe are typical for companies in our industry. However, we may not have sufficient insurance coverage for certain risks and liabilities we assume in connection with the products and services we provide to our customers, such as potential warranty, product liability and product recall claims. Such liability claims may only be partially covered under our insurance policies. We continue to monitor the insurance marketplace to evaluate the need to obtain additional insurance coverage in the future. Costs associated with potential claims and liabilities for which we do not have sufficient insurance coverage could have a material adverse effect on our results of operations, financial condition and liquidity.

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

We conduct a significant portion of our activities including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes in the past, as well as other natural disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting one or more of our facilities, it could significantly disrupt our operations, delay or prevent product manufacture and shipment for the time required to transfer production, repair, rebuild or replace the affected manufacturing facilities. This time frame could be lengthy, and result in significant expenses for repair and related costs. In addition, concerns about terrorism or an outbreak of epidemic diseases could have a negative effect on travel and our business operations, and result in adverse consequences on our business and results of operations.

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

We seek to mitigate default risk by investing in high quality credit securities and by positioning our investment portfolio to respond to a significant reduction in credit rating of any investment issuer, guarantor or depository. We seek to mitigate market risk by limiting the principal and investment term of funds held with any one issuer and by investing funds in marketable securities with active secondary or resale markets. As of December 30, 2006, we had no short-term investments.

We have issued the 6.75% Notes with a principal balance of $400.0 million due in 2013. We entered into interest rate swap transactions with independent third parties to effectively convert the fixed interest rate obligation to a variable rate obligation. The swap agreements, which expire in 2013, are accounted for as fair value hedges under SFAS No. 133. The aggregate notional amount of the combined swap transactions is $400.0 million. Under the terms of the swap agreements, we pay the independent third parties an interest rate equal to the six-month LIBOR rate plus a spread ranging from 2.214% to 2.250%. In exchange, we receive a fixed rate of 6.75%. At December 30, 2006 and September 30, 2006, $17.5 million and $17.1 million, respectively, has been recorded in other long-term liabilities to record the fair value of the interest rate swap transactions, with a corresponding decrease to the carrying value of the 6.75% Notes on the Condensed Consolidated Balance Sheets.

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

Since certain of the Company’s debt as of December 30, 2006 are floating rate debt instruments, a 10% increase in interest rate at December 30, 2006 would result in an increase in gross interest expense of approximately $9.3 million. Similarly, a 10% reduction in interest rate would result in a reduction in interest expense of approximately $9.3 million.

Foreign Currency Exchange Risk

We transact business in foreign countries. Our primary foreign currency cash flows are in certain Asian and European countries, Australia, Brazil, Canada, and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less. At December 30, 2006 and September 30, 2006, we had forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $380.8 million and $403.4 million, respectively. The net unrealized loss on the contracts at December 30, 2006 was not material and was recorded in accrued liabilities on the Condensed Consolidated Balance Sheet. Realized gains and losses on forward exchange contracts are recognized in the Condensed Consolidated Statement of Operations as offsets to the exchange gains and losses on the hedged transactions. The impact of these foreign exchange contracts was not material to the results of operations for the three months ended December 30, 2006 and December 31, 2005.

We also utilize foreign currency forward and option contracts to hedge certain forecasted foreign currency sales and cost of sales (“cash flow hedges”) and these contracts typically expire within 12 months. Gains and losses on these contracts related to the effective portion of the hedges are recorded in other comprehensive income until the forecasted transactions impact earnings. Gains and losses related to the ineffective portion of the hedges are immediately recognized in the Condensed Consolidated Statements of Operations. At December 30, 2006 and September 30, 2006, we had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $70.5 million and $10.1 million, respectively. The net unrealized gain on the contracts at December 30, 2006 was not material and was recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The impact of these foreign exchange forward and option contracts was not material to the results of operations for the three months ended December 30, 2006 and December 31, 2005.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered in this report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) and determined that, as a result of the material weakness in internal control over financial reporting described below, as of December 30, 2006,our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms.

In November 2006, we identified a material weakness in our internal control over financial reporting.  The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of December 30, 2006, we identified a material weakness comprised of the following internal control deficiencies:

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

As a result of financial statement errors attributable to the material weakness described above, on January 3, 2007, we filed a comprehensive Form 10-K for the fiscal year ended September 30, 2006 in which we restated our consolidated financial statements and related disclosure for the fiscal years ended October 1, 2005 and October 2, 2004 and restated other disclosures for stock-based compensation, Selected Consolidated Financial Data for the fiscal years ended 2005, 2004, 2003, and 2002 and restated financial information for each affected quarter during fiscal 2005 and 2006.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our first quarter of fiscal 2007 identified in connection with the aforementioned evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter of fiscal 2007, our Board of Directors approved additional control procedures to remediate the material weakness, and we have since commenced the remediation efforts.  The actions approved by our Board of Directors include:

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

In all of these actions, the derivative plaintiffs allege that they are our shareholders and purport to bring the actions on our behalf and for our benefit. This is why we are a “nominal defendant” party to each of these actions; however, no relief is sought against us in these lawsuits. While the list of defendants varies from action to action, 27 different current and former directors and officers have been named as defendants in one or more of the actions. The defendants include Rick Ackel, Samuel Altschuler, John Bolger, Neil R. Bonke,Stephen F. Bruton, Michael J. Clarke, Alain A. Couder, Randy W. Furr, Steven H. Jackman, Elizabeth J. Jordan, Michael Landy, Christopher D. Mitchell, Eric Naroian, Hari Pillai, Carmine Renzulli, Mario M. Rosati, A. Eugene Sapp, Jr., Joseph Schell, Wayne Shortridge, Peter J. Simone, Jure Sola, Michael Sparacino, Michael Sullivan, Jacquelyn M. Ward, David White, Bernard Whitney and Dennis Young. The derivative plaintiffs allege generally that the individual defendants manipulated the grant dates of our stock options between 1995 and 2006, allegedly in breach of duties owed to us and our shareholders, causing us to report our financial results inaccurately and resulting in harm to us. Plaintiffs seek money damages against the individual defendants, an accounting for damages allegedly caused by the individual defendants, disgorgement of profits allegedly improperly obtained by the defendants, and various other types of equitable and injunctive relief. In August 2006, our Board of Directors created a Special Litigation Committee comprised of directors Alain A. Couder and Peter J. Simone, and vested that committee with the full authority on our behalf to investigate the claims asserted by the derivative plaintiffs, and to determine what action should be taken with respect to the shareholder derivative actions including without limitation whether we should pursue claims against the named defendants or other persons. The Special Litigation Committee’s investigation is ongoing. We have filed motions asking both the federal court and state courts to stay the derivative plaintiffs’ prosecution of the shareholder derivative lawsuits to permit the Special Litigation Committee reasonable time to consider the matters alleged by the derivative plaintiffs and to determine appropriate action in response to the lawsuit. Although we believe the stay motion to be well founded, there can be no assurance that the courts will grant our motions. While the shareholder derivative lawsuits do not seek remedies against us, we do owe certain indemnification obligations to our current and former directors, officers and employees involved with the stock option-related proceedings, particularly to the extent that individuals are found not to have engaged in any wrongdoing. We cannot currently predict whether the shareholder derivative lawsuits will result in any material net recovery for us.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6.  Exhibits

(a)       Exhibits

Refer to item (c) below.

(c)          Exhibits

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.

3.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.

3.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.

3.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.

3.2(5)	Amended and Restated Bylaws of the Registrant, dated December 4, 2006.

4.13.2(6)	Second Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.

4.14.1(6)	First Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.

4.15.1(6)

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

(4)          Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on August 10, 2001.

(5)          Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2006, filed December 13, 2006.

(6)          Incorporated by reference to Exhibit 4.15.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed January 3, 2007.

SANMINA-SCI CORPORATION

SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANMINA-SCI CORPORATION
(Registrant)

	By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer

Date: February 2, 2007

	By:	/s/ DAVID L. WHITE
David L. White
Executive Vice President and Chief Financial Officer

Date: February 2, 2007

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.

3.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.

3.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.

3.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.

3.2(5)	Amended and Restated Bylaws of the Registrant, dated December 4, 2006.

4.13.2(6)	Second Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.

4.14.1(6)	First Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.

4.15.1(6)

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

(4)          Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on August 10, 2001.

(5)          Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2006, filed December 13, 2006.

(6)          Incorporated by reference to Exhibit 4.15.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed January 3, 2007.