Form 10-Q
period 2007-03-31
SANMINA-SCI CORP
filed 2007-05-04
CIK 897723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Yes ☐         No ☒

As of April 23, 2007, there were 529,884,856 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	September 30, 2006
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$664,092	$491,829
Accounts receivable, net of allowances of $10,213 and $8,971, at March 31, 2007 and September 30, 2006, respectively	1,408,198	1,526,373
Inventories	1,217,113	1,318,400
Prepaid expenses and other current assets	152,948	154,401
Total current assets	3,442,351	3,491,003
Property, plant and equipment, net	617,357	620,132
Other intangible assets, net	26,017	29,802
Goodwill	1,614,551	1,613,230
Other non-current assets	78,420	94,512
Restricted cash	13,194	13,751
Total assets	$5,791,890	$5,862,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,375,463	$1,494,603
Accrued liabilities	192,661	223,263
Accrued payroll and related benefits	144,894	156,248
Current portion of long-term debt	700,114	100,135
Total current liabilities	2,413,132	1,974,249
Long-term liabilities:
Long-term debt, net of current portion	985,964	1,507,218
Other	107,901	110,400
Total long-term liabilities	1,093,865	1,617,618
Commitments and contingencies
Stockholders’ equity:
Common stock	5,487	5,519
Treasury stock	(185,583)	(186,361)
Additional paid-in capital	5,959,325	5,952,857
Accumulated other comprehensive income	47,607	42,608
Accumulated deficit	(3,541,943)	(3,544,060)
Total stockholders’ equity	2,284,893	2,270,563
Total liabilities and stockholders’ equity	$5,791,890	$5,862,430

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
		(Restated)		(Restated)
	(Unaudited)
	(In thousands, except per share data)
Net sales	$2,611,689	$2,668,418	$5,390,479	$5,530,215
Cost of sales	2,473,969	2,503,859	5,084,081	5,197,169
Gross profit	137,720	164,559	306,398	333,046
Operating expenses:
Selling, general and administrative	93,496	87,049	189,814	177,152
Research and development	8,971	10,434	17,933	19,481
Amortization of intangible assets	1,611	2,071	3,261	4,304
Restructuring costs	18,947	20,593	22,162	56,221
Total operating expenses	123,025	120,147	233,170	257,158

Operating income	14,695	44,412	73,228	75,888

Interest income	8,671	5,091	19,571	11,016
Interest expense	(45,780)	(30,724)	(89,111)	(63,676)
Loss on extinguishment of debt	—	(84,600)	—	(84,600)
Other income (expense), net	(553)	(3,682)	10,408	(9,389)
Interest and other expense, net	(37,662)	(113,915)	(59,132)	(146,649)

Income (loss) before income taxes and cumulative effect of accounting change	(22,967)	(69,503)	14,096	(70,761)
Provision for (benefit from) income taxes	3,165	6,559	11,979	(6,398)
Income (loss) before cumulative effect of accounting change	(26,132)	(76,062)	2,117	(64,363)
Cumulative effect of accounting change, net of tax	—	—	—	5,695
Net income (loss)	$(26,132)	$(76,062)	$2,117	$(58,668)

Net income (loss) per share before cumulative effect of accounting change:
Basic	$(0.05)	$(0.14)	$0.00	$(0.12)
Diluted	$(0.05)	$(0.14)	$0.00	$(0.12)

Net income (loss) per share:
Basic	$(0.05)	$(0.14)	$0.00	$(0.11)
Diluted	$(0.05)	$(0.14)	$0.00	$(0.11)

Weighted average shares used in computing per share amounts:
Basic	527,101	525,256	527,106	524,784
Diluted	527,101	525,256	528,570	524,784

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31, 2007	April 1, 2006
		(Restated)
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$2,117	$(58,668)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	59,713	71,601
Restructuring (recovery of) non-cash costs	(3,753)	21,069
Provision for (recovery of) doubtful accounts	1,242	(571)
Stock-based compensation	6,054	5,736
Gain on disposal of property, plant and equipment, net	(6,312)	(902)
Loss on interest rate swap	—	5,464
Cumulative effect of accounting changes, net	—	(5,695)
Proceeds from sale of accounts receivable	976,868	694,772
Loss on extinguishment of debt	—	84,600
Other, net	56	701
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(852,773)	(654,204)
Inventories	108,349	(129,113)
Prepaid expenses and other current and non-current assets	3,689	4,346
Accounts payable and accrued liabilities	(166,690)	(172,903)
Restricted cash	1,146	—
Income tax accounts	(5,682)	(21,666)
Cash provided by (used in) operating activities	124,024	(155,433)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of long-term investments	(250)	(748)
Purchases of property, plant and equipment	(40,398)	(70,101)
Proceeds from sale of property, plant and equipment	30,819	7,426
Cash paid for businesses acquired, net of cash acquired	(4,172)	(44,644)
Purchases of short-term investments	—	(17,755)
Proceeds from maturities and sale of short-term investments	—	74,796
Cash used in investing activities	(14,001)	(51,026)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	—	22,460
Payments of long-term debt	(525,000)	(750,929)
Proceeds from long-term debt, net of issuance cost	593,409	587,123
Issuance of convertible debentures	—	(543)
Interest rate swap termination associated with debt extinguishment	—	(29,785)
Redemption premium associated with debt extinguishment	—	(70,751)
Payments of notes and credit facilities, net	(104)	(455)
Proceeds from sale of common stock	382	12,109
Cash provided by (used in) financing activities	68,687	(230,771)
Effect of exchange rate changes	(6,447)	(5,617)
Increase (decrease) in cash and cash equivalents	172,263	(442,847)
Cash and cash equivalents at beginning of period	491,829	1,068,053
Cash and cash equivalents at end of period	$664,092	$625,206

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$79,161	$71,749
Income taxes	$20,966	$25,407

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

The results of operations for the six months ended March 31, 2007, is not necessarily indicative of the results that may be expected for the full fiscal year. We have restated our Condensed Consolidated Financial Statements for the six month period ended April 1, 2006, refer to our 2006 Annual Report on Form 10-K for more information.

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

Recent Accounting Pronouncements

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108, addresses quantifying the financial statement effects of misstatements; specifically, how the effects of prior year uncorrected misstatements must be considered in quantifying misstatements in the current year financial statements. In addition, SAB No. 108 provides guidance on the correction of misstatements, including the correction of prior period financial statements for immaterial misstatements. Importantly, SAB No. 108 offers a “one-time” special transition provision for correcting certain prior year misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB No. 108 is effective for fiscal years ended after November 15, 2006. We expect to adopt this standard during the fourth quarter of fiscal year 2007, effective as of the beginning of fiscal year 2008. We are currently reviewing this bulletin to determine the potential impact to our financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” The statement requires an employer to recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status. The measurement date of the plans’ assets and obligations that determine the funded status will be as of the end of the Company’s fiscal year. The statement will be effective as of the end of fiscal 2007. We are currently reviewing this statement to determine the potential impact to our financial position, results of operations, and related cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the Company beginning in the first quarter of fiscal 2008. The Company is currently evaluating the impact this statement will have on its consolidated financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (EITF 06-3). In EITF

06-3 a consensus was reached that entities may adopt a policy of presenting taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including but not limited to sales and value-added taxes in the income statement on either a gross or net basis. If an entity reports these taxes on a gross basis, the entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement if that amount is significant. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. This statement is effective immediately. The Company presents revenues net of sales and value-added taxes in its Condensed Consolidated Statement of Operations. The Company does not anticipate any impact to its financial position, results of operations, and related cash flows from the adoption of EITF 06-3.

Note 2.  Stock-Based Compensation

 Effective October 2, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with the SFAS No. 123R. Compensation cost associated with equity compensation recognized during the three and six months ended March 31, 2007 and April 1, 2006, includes: 1) stock-based compensation cost related to equity-based awards granted prior to October 2, 2005 that vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) stock-based compensation cost expensing of all stock option awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The compensation expense for stock based compensation awards includes an estimate for forfeitures and is recognized over the vesting term using the ratable method. The Company recorded a cumulative effect benefit adjustment for estimated forfeitures of approximately $5.7 million for previously issued restricted stock and stock options upon the adoption of SFAS No. 123R during the six month period ended April 1, 2006.

Total stock compensation expense (excluding the $5.7 million benefit recorded on cumulative effect of accounting change) for the three and six months ended March 31, 2007 and April 1, 2006 (restated), respectively, are represented by expense categories in the table below:

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
		(Restated)		(Restated)
Cost of sales	$1,214	$274	$2,252	$2,860
Selling, general & administrative.	2,104	(1,213)	3,606	2,571
Research & development	101	56	196	305
	$3,419	$(883)	$6,054	$5,736

Stock Options

The Company’s stock option plans provide its employees the right to purchase common stock at the fair market value of such shares on the grant date. The Company amortizes its stock options over the vesting period which is generally five years. New hire options vest 20% at the end of year one and then vest ratably each month, thereafter, for the remaining four years. Recurring option grants vest ratably each month over a five-year period. One year option grants vest ratably each month over a one year period. The contract term of the options is ten years. For all option grants prior to the adoption of SFAS No. 123R, the Company recognizes compensation cost using the multiple option approach. For all option grants subsequent to the adoption of SFAS No. 123R, the Company recognizes compensation cost ratably (straight-line) over the service period.

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

The assumptions used for options granted during the three and six months ended March 31, 2007 and April 1, 2006 are presented below:

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Volatility	53.8%	60.0%	55.1%	57.0%
Risk-free interest rate	4.67%	4.55%	4.64%	4.45%
Dividend yield	0%	0%	0%	0%
Expected life of options	5.5 years	5.7 years	5.5 years	5.6 years

The Company recorded approximately $840,000 and $641,000 of compensation expense related to stock options for the three months ended March 31, 2007 and April 1, 2006 (restated), respectively, in accordance with SFAS No. 123R.  The Company recorded approximately $1.7 million and $4.0 million of compensation expense related to stock options for the six months ended March 31, 2007 and April 1, 2006 (restated), respectively, in accordance with SFAS No. 123R.  A summary of stock option activity under the plans for the three and six months ended March 31, 2007, is presented as follows:

Summary Details for Plan Share Options

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
Outstanding, September 30, 2006	50,713,754	8.47	6.22	458,342
Granted	103,500	3.94
Exercised	—	—
Cancelled/Forfeited/Expired	(4,121,288)	6.94
Outstanding, December 30, 2006	46,695,966	8.60	6.15	320,953
Exercisable, December 30, 2006	40,441,678	9.30	5.73	270,820
Granted	5,679,650	3.71
Exercised	—	—
Cancelled/Forfeited/Expired	(2,287,572)	7.83
Outstanding, March 31, 2007.	50,088,044	8.08	6.40	445,102
Vested and expected to vest, March 31, 2007	47,725,043	8.29	6.25	419,736
Exercisable, March 31, 2007	39,045,981	9.26	5.56	326,560

The weighted-average grant date fair value of stock options granted during the three and six months ended March 31, 2007, was $1.99 and $2.00, respectively. The weighted-average grant date fair value of stock options granted during the three and six months ended April 1, 2006 (restated) was $2.41 and $2.23, respectively.  There were no stock options exercised during the three and six months ended March 31, 2007.  The total intrinsic value of stock options exercised during the three and six months ended April 1, 2006 (restated) was $222,000 and $2.6 million, respectively. The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value of in-the-money options based on the Company’s closing stock price of $3.62 as of March 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2007 was 289,949 and the weighted average exercise price was $2.49.

At March 31, 2007, an aggregate of 70.2 million shares were authorized for future issuance under our stock plans, which covers stock options, employee stock purchase plans, and restricted stock awards. A total of 7.9 million shares of common stock were available for grant under our stock option plans as of March 31, 2007. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

As of March 31, 2007, there was $27.3 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 4.36 years.

On December 31, 2006, the Company adjusted the exercise price of option grants held by Section 16 officers to equal the fair market value at the measurement date of the original grant.  This was done to avoid negative tax consequences under IRC Section 409A.  There were eleven directors and Section 16 officers who elected to take advantage of this remediation and the exercise price of 998,146 shares was adjusted.  There was no incremental compensation cost resulting from the modification.  The weighted average exercise price of the shares before the modification was approximately $9.76.  The weighted average exercise price after the modification was approximately $12.41.

On March 19, 2007, the Company commenced a tender offer to exchange certain options to purchase shares of its common stock, whether vested or unvested, for new options that will be granted under its 1999 Stock Plan.  The exchange ratio for this offer will range from one (1) to three (3) exchanged options for every one (1) new option granted.  This tender offer will expire on May 15, 2007 unless extended and is subject to the terms and conditions set forth in the Offer to Exchange Certain Outstanding Options for New Options, dated March 19, 2007, which was filed with the Securities Exchange Commission on March 19, 2007. If all eligible options are exchanged, then 23,041,735 existing options will be cancelled and 19,137,035 new options will be granted.  The purpose of this exchange is to mitigate the exposure with respect to Internal Revenue Code Section 409A. For more information, refer to our Tender Offer Statement filings with the Securities and Exchange Commission on April 13, 2007 and April 30, 2007.

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

The Company has treated the Employee Stock Purchase Plan as a compensatory plan and have recorded compensation expense of approximately $600,000 and $1.9 million for the three and six months ended April 1, 2006 (restated), respectively, in accordance with SFAS No. 123R.  As a result of the stock option investigation, which has recently been concluded, the Company suspended the ESPP.   The Company plans to re-activate the ESPP in the future.   The Company did not record compensation expense for ESPP during the three and six months ended March 31, 2007.

The assumptions used for the three and six months ended April 1, 2006 are presented below:

	Three Months Ended	Six Months Ended
	April 1, 2006	April 1, 2006
	(Restated)	(Restated)
Volatility	50.0%	51.0%
Risk-free interest rate	4.59%	4.48%
Dividend yield	0%	0%
Expected life	0.75 years	0.75 years

Restricted Stock Awards

The Company grants awards of restricted stock to executive officers, directors and certain management employees. These awards vest at various periods ranging from one to four years.

Compensation expense computed for the three and six months ended March 31, 2007 was approximately $1.8 million and $3.3 million, respectively. Compensation expense computed for the three and six months ended April 1, 2006 (restated) was approximately $980,000 and $2.8 million, respectively.

There were no restricted stock awards granted during the three and six month periods ended March 31, 2007.   There were 103,698 restricted stock awards granted during the three and six month periods ended April 1, 2006 (restated).  The weighted-average grant date fair value of the restricted stock awards granted during the three and six month periods ended April 1, 2006 (restated) was $3.90 for both periods.  At March 31, 2007, unrecognized cost related to restricted stock awards totaled approximately $5.7 million. These costs are expected to be recognized over a weighted average period of 0.61 year.

A summary of the status of the Company’s nonvested restricted shares for the three and six months ended March 31, 2007 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value ($)
Nonvested at September 30, 2006	3,038,490	10.43
Granted	—	—
Vested	—	—
Forfeited	(100,000)	11.67
Nonvested at December 30, 2006	2,938,490	10.38
Granted	—	—
Vested	(136,929)	6.17
Forfeited	(75,000)	11.67
Nonvested at March 31, 2007.	2,726,561	10.56

Restricted Stock Units

During fiscal year 2006, the Company began issuing restricted stock units to executive officers, directors and certain management employees. These awards vest at various periods ranging from one to four years. The units are automatically exchanged for shares at the vesting date.

Compensation expense computed based on the fair value of these awards for the three and six months ended March 31, 2007 was approximately $766,000 and $1.0 million, respectively.  Compensation expense computed based on the fair value of these awards for the three and six months ended April 1, 2006 (restated), was approximately $9,000 and $14,000, respectively.

There were 4,627,074 restricted stock units granted during the three and six months ended March 31, 2007 and the weighted-average grant date fair value of the restricted stock units was $3.55 for both periods.  During the three and six months ended April 1, 2006 (restated), there were 77,500 shares of restricted stock units and 2,667,000 shares of restricted stock units granted, respectively.  The weighted-average grant date fair value of the restricted stock units was $4.38 and $4.03, respectively, during the three and six months ended April 1, 2006 (restated). At March 31, 2007, unrecognized cost related to restricted stock units totaled approximately $18.4 million. These costs are expected to be recognized over a weighted average period of 2.25 years.

A summary of the status of the Company’s nonvested restricted share units for the three and six months ended March 31, 2007 are presented below:

	Number of Shares	Weighted- Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic ($)
Non-vested restricted stock units at September 30, 2006	1,526,500	4.79	3.54	5,709,110
Granted	—	—
Vested	—	—
Cancelled	(41,250)	4.06
Non-vested restricted stock units at December 30, 2006	1,485,250	4.10	3.29	5,124,112
Granted	4,627,074	3.55
Vested	—	—
Cancelled	(66,500)	4.85
Non-vested restricted stock units at March 31, 2007	6,045,824	3.84	2.25	21,885,883
Non-vested restricted stock units expected to vest at March 31, 2007	3,775,203	3.83	2.25	13,666,236

Performance Restricted Share Plan

During the three months ended April 1, 2006, the Company’s Compensation Committee approved the issuance of approximately 2.5 million performance restricted units at a weighted-average grant date fair value of $4.02 per unit to selected executives and other key employees. The units are automatically exchanged for vested shares when certain performance targets are met.

The Company did not record any compensation expense related to the performance restricted shares for the three and six months ended March 31, 2007 as the Company did not meet the prescribed performance levels. The total unrecognized compensation expense to be recognized over the remaining two years would be approximately $7.5 million, assuming the performance targets are achieved.

The Company did not record any compensation expense related to the performance restricted shares during fiscal 2006 as the prescribed performance level was not met. This resulted in the forfeiture of approximately 597,375 performance restricted units.

Note 3.  Derivative Instruments and Hedging Activities

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less. Further, these contracts are not designated as part of a hedging relationship in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). At March 31, 2007 and September 30, 2006, the Company had open forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $263.9 million and $403.4 million, respectively. The net unrealized loss on the contracts at March 31, 2007 was not material and was recorded in accrued liabilities on the Condensed Consolidated Balance Sheet. Realized gains and losses on forward exchange contracts are recognized in the Condensed Consolidated Statement of Operations in other income (expense), net. The net impact of these foreign exchange contracts was not material to the results of operations for the three and six months ended March 31, 2007 and April 1, 2006.

The Company also utilized foreign currency forward and option contracts to hedge certain forecasted foreign currency sales and cost of sales referred to as cash flow hedges which qualify for hedge accounting under SFAS No. 133. These contracts typically are less than 12 months. Gains and losses on these contracts related to the effective portion of the hedges are recorded in other comprehensive income until the forecasted transactions impact earnings. When the contracts expire, any amounts recorded in other comprehensive income are reclassified to earnings. Gains and losses related to the ineffective portion of the hedges are immediately recognized on the Condensed Consolidated Statement of Operations. At March 31, 2007 and September 30, 2006, the Company had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $49.5 million and $10.1 million, respectively. The net unrealized gain on the contracts at March 31, 2007 was not material and was recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The net impact of the foreign currency forward and option contracts was not material to the results of operations for the three and six months ended March 31, 2007 and April 1, 2006.

The Company entered into interest rate swaps in February 2005 to hedge its mix of short-term and long-term interest rate exposures. The aggregate notional amount of the combined swap transactions is $400.0 million. At March 31, 2007 and September 30, 2006, $14.1 million and $17.1 million, respectively, have been recorded in other long-term liabilities to record the fair value of the interest rate swap transactions, with a corresponding decrease to the carrying value of the 6.75% Notes on the Condensed Consolidated Balance Sheets.

The Company’s foreign exchange forward and option contracts and interest rate swaps expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by limiting the Company’s counterparties to major financial institutions. The Company does not expect material losses as a result of default by counterparties.

Note 4.  Inventories

The components of inventories, net of provisions, are as follows:

	As of
	March 31, 2007	September 30, 2006
	(In thousands)
Raw materials	$884,922	$905,236
Work-in-process	173,419	262,449
Finished goods	158,772	150,715
Total	$1,217,113	$1,318,400

Note 5.  Goodwill and Other Intangibles Assets

On a consolidated basis, goodwill increased from $1,613 million to $1,615 million primarily as a result of translation adjustments offset by a $3.6 million release of tax reserves related to a pre-merger acquisition by SCI Technologies Inc.

Goodwill information for each reporting unit is as follows (in thousands):

	As of September 30, 2006	Additions to Goodwill	As of March 31, 2007
Reporting units:
Standard Electronic Manufacturing Services	$1,524,099	$1,321	$1,525,420
Personal Computing	89,131	—	89,131
Total	$1,613,230	$1,321	$1,614,551

The gross and net carrying values of other intangible assets at March 31, 2007 and September 30, 2006 are as follows (in thousands):

	As of March 31, 2007				As of September 30, 2006
	Gross Carrying Amount	Impairment of Intangibles	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment of Intangibles	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Other intangible assets	$72,106	$(7,928)	$(38,161)	$26,017	$72,106	$(7,928)	$(34,376)	$29,802

The decrease in other intangible assets from September 30, 2006 to March 31, 2007 was due to amortization of approximately $3.7 million.

Estimated annual amortization expense for other intangible assets at March 31, 2007 is as follows:

Fiscal Years:	(In thousands)
2007 (remainder)	$3,807
2008	7,537
2009	4,992
2010	2,957
2011	2,866
Thereafter	3,858
$26,017

Note 6.  Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting of comprehensive income and its components. SFAS No. 130 requires companies to report “comprehensive income” that includes unrealized holding gains and losses and other items that have been excluded from net income (loss) and reflected instead in stockholders’ equity.

The components of other comprehensive income (loss) for the three and six months ended March 31, 2007 and April 1, 2006 were as follows:

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
		(Restated)		(Restated)
	(In thousands)
Net income (loss)	$(26,132)	$(76,062)	$2,117	$(58,668)
Other comprehensive income (loss):
Foreign currency translation adjustment	(766)	9,708	4,989	(1,339)
Unrealized holding losses on derivative financial instruments	(16)	(7)	(16)	(240)
Minimum pension liability	(321)	(22)	26	(6)
Comprehensive income (loss)	$(27,235)	$(66,383)	$7,116	$(60,253)

Accumulated other comprehensive income, net of tax as applicable, consists of the following:

	As of
	March 31, 2007	September 30, 2006
	(In thousands)
Foreign currency translation adjustment	$52,153	$47,164
Unrealized holding losses on derivative financial instruments	(16)	—
Minimum pension liability	(4,530)	(4,556)
Total accumulated other comprehensive income	$47,607	$42,608

Note 7.  Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. While the conceptual computation of earnings per share is not changed by SFAS No. 123R (“Share-Based Payment”), the inclusion of compensation cost will affect the mechanics of the calculation. The compensation cost will be recognized under SFAS No. 123R only for awards that are expected to vest (determined by applying the pre-vesting forfeiture rate assumption), while all options or shares outstanding that have not been forfeited would be included in diluted earnings per share. The amount of stock-based compensation cost in the numerator includes a forfeiture rate assumption while the number of shares in the denominator does not.

The following table sets forth the calculation of basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
		(Restated)		(Restated)
	(In thousands, except per share data)
Numerator:
Income (loss) before cumulative effect of accounting change	$(26,132)	$(76,062)	$2,117	$(64,363)
Cumulative effect of accounting change, net of tax	—	—	—	5,695
Net income (loss)	$(26,132)	$(76,062)	$2,117	$(58,668)

Denominator:
Weighted average number of shares—basic	527,101	525,256	527,106	524,784
Effect of dilutive potential common shares	—	—	1,464	—
Weighted average number of shares—diluted	527,101	525,256	528,570	524,784

Net income (loss) per share before cumulative effect of accounting change
—basic	$(0.05)	$(0.14)	$0.00	$(0.12)
—diluted	$(0.05)	$(0.14)	$0.00	$(0.12)
Net income (loss) per share
—basic	$(0.05)	$(0.14)	$0.00	$(0.11)
—diluted	$(0.05)	$(0.14)	$0.00	$(0.11)

The following table summarizes the weighted average dilutive securities that were excluded from the above computation of diluted net income (loss) per share because their inclusion would have an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
		(Restated)		(Restated)
Employee stock options	46,825,981	51,958,155	47,197,942	53,180,189
Restricted stock	3,075,796	3,034,135	1,384,638	3,240,268
Shares issuable upon conversion of 4% notes	—	—	—	3,134
Shares issuable upon conversion of 3% notes	—	12,697,848	11,639,694	12,697,848
Total anti-dilutive shares	49,901,777	67,690,138	60,222,274	69,121,439

After-tax interest expense of $2.3 million and $2.7 million related to the 3% Convertible Subordinated Notes for the three months ended March 31, 2007 and April 1, 2006, respectively, were not included in the computation of diluted income per share because to do so would be anti-dilutive. After-tax interest expense of $5.0 million related to the 3% Convertible Subordinated Notes and $5.4 million related to the 3% Convertible Subordinated Notes and Zero Coupon Convertible Subordinated Debentures for the six months ended March 31, 2007 and April 1, 2006, respectively, were not included in the computation of diluted income per share because to do so would be anti-dilutive.

Note 8.  Debt

Senior Unsecured Term Loan.   On October 13, 2006, the Company entered into a Credit and Guaranty Agreement (the “Term Loan Agreement”) providing for a $600.0 million senior unsecured term loan which matures on January 31, 2008. The Company drew down the $600.0 million term loan simultaneously with the closing of the transaction.

The loan bears interest at the election of the Company at either the prime rate plus 1.5% or at an adjusted LIBOR rate plus 2.5%. On the 181st day after closing, the interest rate margins with respect to all loans will increase by 0.5% for the remaining life of the loans. Interest is payable quarterly in arrears with respect to prime rate loans. For LIBOR rate loans, interest is payable at the end of each interest period depending on the Company’s election of the length of borrowing period (i.e. one month, three months or six months). Principal, together with accrued and unpaid interest, is due at maturity. In addition, the Company is required to make mandatory prepayments of principal with the net cash proceeds from the sale of certain assets and the incurrence of certain debt.

All of the Company’s existing and future domestic subsidiaries will guaranty the obligations under the Term Loan Agreement, subject to some limited exceptions.

The Term Loan Agreement contains affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, certain reporting requirements in accordance with the agreement and compliance with applicable laws and regulations. Further, the Term Loan Agreement contains negative covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens and make certain restricted payments. The events of default under the Term Loan Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events.

As of March 31, 2007 and September 30, 2006, the Company had no other term loans.

8.125% Senior Subordinated Notes.   On February 15, 2006, the Company issued $600 million aggregate principal amount of 8.125% Senior Subordinated Notes due 2016 (the “8.125% Notes”). Interest is payable on the 8.125% Notes on March 1 and September 1 of each year beginning on September 1, 2006. The maturity date of the 8.125% Notes is March 1, 2016. Debt issuance costs are included in prepaid expenses and other current assets and other non-current assets and amortized on a straight-line basis over the life of the debt as interest expense. As of March 31, 2007, $1.9 million is included in prepaid expenses and other current assets and $15.3 million is included in other non-current assets. The difference between the amount of amortization calculated using the straight-line method as compared to the effective interest method was immaterial. The 8.125% Notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior debt, as defined in the indenture under which the 8.125% Notes were issued.

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

On January 3, 2007, the Company and U.S. Bank National Association, as trustee, entered into a supplemental indenture to the indenture under which the Company’s 8.125% Senior Subordinated Notes due 2016 were issued. As permitted by the indenture, the supplemental indenture released each of the note’s guarantors from its respective obligations under its notes guarantee and the indenture.

6.75% Senior Subordinated Notes.   On February 24, 2005, the Company issued $400 million aggregate principal amount of its 6.75% Senior Subordinated Notes due 2013 (the “6.75% Notes”). Interest is payable on the 6.75% Notes on March 1 and September 1 of each year, beginning on September 1, 2005. The maturity date of the 6.75% Notes is March 1, 2013. In June 2005, the Company completed an exchange offer pursuant to which substantially all of the 6.75% Notes were exchanged for notes registered under the Securities Act of 1933. These notes evidence the same debt as the original 6.75% Notes and are issued and entitled to the benefits of the same indenture that governs the original the 6.75% Notes except that they are not subject to transfer restrictions.

The 6.75% Notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior debt as defined in the 6.75% Notes Indenture. The Company may redeem the 6.75% Notes, in whole or in part, at any time prior to March 1, 2009, at a redemption price that is equal to the sum of (1) the principal amount of the 6.75% Notes to be redeemed, (2) accrued and unpaid interest to, but excluding, the redemption date on those 6.75% Notes and (3) a make-whole premium calculated in the manner specified in the 6.75% Notes Indenture. The Company may redeem the 6.75% Notes, in whole or in part, beginning on March 1, 2009, at declining redemption prices ranging from 103.375% to 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, with the actual redemption price to be determined based on the date of redemption. At any time prior to March 1, 2008, the Company may redeem up to 35% of the 6.75% Notes with the proceeds of certain equity offerings at a redemption price equal to 106.75% of the principal amount of the 6.75% Notes, plus accrued and unpaid interest to, but excluding, the redemption date, so long as after giving effect to any such redemption, at least 65% of the aggregate principal amount of the 6.75% Notes remains outstanding.

Following a change of control, as defined in the 6.75% Notes Indenture, the Company will be required to make an offer to repurchase all or any portion of the 6.75% Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.

The 6.75% Notes Indenture includes covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; create specified liens; sell assets; create or permit restrictions on the ability of its restricted subsidiaries to pay dividends or make other distributions to the Company; engage in transactions with affiliates; incur layered debt; and consolidate or merge with or into other companies or sell all or substantially all of its assets. The restricted covenants are subject to a number of important exceptions and qualifications set forth in the 6.75% Notes Indenture.

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

On January 3, 2007, the Company and U.S. Bank National Association, as trustee, entered into a supplemental indenture to the indenture under which the Company’s 6.75% Senior Subordinated Notes due 2013 were issued. As permitted by the indenture, the supplemental indenture released each of the note’s guarantors from its respective obligations under its notes guarantee and the indenture.

3% Convertible Subordinated Notes due 2007.   In March 2000, SCI issued $575.0 million aggregate principal amount of 3% Convertible Subordinated Notes due March 15, 2007, or 3% Notes. On October 13, 2006, SCI Systems, Inc., one of the Company’s wholly-owned subsidiaries (“SCI Systems”), initiated, in accordance with the terms thereof, the satisfaction and discharge of the Indenture, dated as of March 15, 2000, by and between SCI Systems and the Bank of New York Trust Company, National Association, as trustee (as supplemented, the “Indenture”), pursuant to which SCI Systems issued its 3% Notes due 2007. As a result, $532.9 million in cash was deposited with the trustee which represented a portion of the proceeds obtained from the Senior Unsecured Term Loan entered into on October 13, 2006 and is equal to the principal and interest due on the 3% Notes at maturity on March 15, 2007. The $532.9 million was recorded as restricted cash and classified in the Condensed Consolidated Financial Statements as a current asset as of December 30, 2006.  The restricted cash of $532.9 million was released by the trustee to pay the bondholders upon maturity of the 3% Notes on March 15, 2007.  Accordingly, as of March 31, 2007, the 3% Notes were fully satisfied and discharged.

Senior Credit Facility.   On October 26, 2004, the Company entered into a Credit and Guaranty Agreement (the “Original Credit Agreement”) providing for a $500 million senior secured revolving credit facility with a $150 million letter of credit sub-limit. The senior secured credit facility provided for a maturity date of October 26, 2007. The Company entered into an Amended and Restated Credit and Guaranty Agreement, dated as of December 16, 2005, among the Company, certain of its subsidiaries, as guarantors, and the lenders that are parties thereto from time to time (the “Restated Credit Agreement”). The Restated Credit Agreement amended and restated the Original Credit Agreement among other things, to:

•  extend the maturity date from October 26, 2007 to December 16, 2008;

•  amend the leverage ratio;

•      permit the Company and the guarantors to sell domestic receivables pursuant to factoring or similar arrangements if certain conditions are met; and

•  revise the collateral release provisions.

All of the Company’s existing and future domestic subsidiaries guaranty the obligations under the Restated Credit Agreement, subject to some limited exceptions. The Company’s obligations and the obligations of its subsidiaries under the credit facility are secured by: substantially all of its assets; substantially all of the assets of substantially all of its United States subsidiaries located in the United States; a pledge of all capital stock of substantially all of its United States subsidiaries; a pledge of 65% of the capital stock of certain of its and its United States subsidiaries’ first-tier foreign subsidiaries; and mortgages on certain domestic real estate.

The Restated Credit Agreement requires the Company to comply with a fixed charge coverage ratio and a ratio of total debt to earnings before income tax, depreciation and amortization (“EBITDA”). Additionally, the credit facility contains numerous affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the credit facility contains negative covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make acquisitions, make certain restricted payments, sell assets and enter into sale and lease back transactions. The events of default under the credit facility include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events.

At any time the aggregate face amount of receivables sold by the Company and the guarantors together with any outstanding amounts exceeds the thresholds set forth in the Restated Credit Agreement, the revolving credit commitments for purposes of making loans and issuing letters of credit will be zero.

On October 13, 2006, the Company and the required lenders entered into an amendment for its Restated Credit Agreement to permit the Company to enter into the Senior Unsecured Term Loan described above. The amendment also revised the collateral release provision under the Restated Credit Agreement such that collateral (other than stock pledges and other collateral the Company requests not to be released) will be released at such time as specified conditions are met, including that the Company has repaid in full the outstanding amount under the Senior Unsecured Term Loan and its credit ratings meets specified thresholds. If following the release of any portion of the collateral pursuant to the provisions of the credit agreement described above, the Company’s credit ratings fall below specified thresholds, then the Company is required to take such actions as are necessary to grant and perfect a security interest in the assets and properties that would at that time comprise the collateral if the relevant collateral documents were still in effect. On December 29, 2006, the Company entered into an amendment and waiver to the Restated Credit Agreement. Among other things, this amendment amended the minimum required levels for both financial covenants and certain related definitions.  The fees in regards to the amendment and waiver were deferred and amortized over the debt period.  The amount of the fees was immaterial to the consolidated financial statements.

There was approximately $100 million of loans outstanding under the Restated Credit Agreement at an average interest rate of 7.58% as of March 31, 2007. Additionally, the Company pays a commitment fee of 0.35% on the unused portion of the credit facility.

The Company is in compliance with its covenants for the above debt instruments as of March 31, 2007. However, the Company may be required to seek waivers or amendments to certain covenants for the above debt instruments if it is unable to comply with the requirements of the covenants in the future or if the Company takes actions such as the divestiture of strategic assets that are not permitted by the covenants.

Note 9.  Sale of Accounts Receivable

Certain of the Company’s subsidiaries have entered into agreements that permit them to sell specified accounts receivable. The purchase price for receivables sold under these agreements ranges from 95% to 100% of the face amount less a discount charge (based on LIBOR plus a percentage ranging from 0.4% to 1.5%) for the period from the date the receivable is sold to its collection date. Accounts receivable sales under these agreements were $498.5 million and $976.9 million for the three and six month periods ended March 31, 2007, respectively. The sold receivables are subject to certain limited recourse provisions. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability,” accounts receivable sold are removed from the Condensed Consolidated Balance Sheet and are reflected as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. As of March 31, 2007, $320.5 million of sold accounts receivable remain subject to certain recourse provisions. The Company has not experienced any credit losses under these recourse provisions. The discount charge recorded during the period was not material to the Condensed Consolidated Financial Statements. The discount charge is recorded in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations.

As part of the sale of accounts receivable, the Company had a retained ownership interest (i.e. 100% of the receivable face amount less the purchase price) of $10.3 million at March 31, 2007. The retained interest was included in prepaid and other current assets. The retained interest has subsequently been collected.

Note 10.  Commitments and Contingencies

Litigation and other contingencies.   The Company is a so-called “nominal defendant” party in multiple shareholder derivative lawsuits, the Securities and Exchange Commission (“SEC”) and the Department of Labor are conducting informal inquiries. The Company has received a subpoena from the U.S. Attorney’s office and the Company has received an information document request from the Internal Revenue Service in connection with certain historical stock option grants.  Presently, the Company is unable to predict the outcome of these matters. The resolution of these litigations and investigations could adversely affect our financial condition or results of operations.

From time to time, the Company is a party to litigation and other contingencies, including examinations by taxing authorities, which arise in the ordinary course of business. The Company believes that the resolution of such litigation and other contingencies will not materially harm its business, financial condition or results of operations.

Warranty Reserve.  The following tables summarize the warranty reserve balance:

Balance as of September 30, 2006	Additions to Accrual	Accrual Utilized	Balance as of March 31, 2007
	(in thousands)
$16,442	$9,315	$(9,551)	$16,206

Balance as of October 1, 2005	Additions to Accrual	Accrual Utilized	Balance as of April 1, 2006
	(in thousands)
$20,867	$7,199	$(6,706)	$21,360

Note 11.  Restructuring Costs

Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable. For all other restructuring costs, a liability is recognized in accordance with SFAS No. 146 only when incurred. Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the Consolidated Statements of Operations generally at the commitment date. Costs associated with restructuring activities related to purchase business combinations are accounted for in accordance with EITF 95-3. Accrued restructuring costs are included in accrued liabilities in the Condensed Consolidated Balance Sheets.

In November 2006, the Company announced three new restructuring initiatives:

•                  The realignment of its original design manufacturing activities to focus on joint development;

•                  The separation of its personal and business computing business and the evaluation of strategic alternatives to enhance its value: and

•                  Other consolidation and facility closure actions.

Below is a summary of the activities related to restructuring initiated in the three and six months ended March 31, 2007:

	Employee Termination / Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Fixed Assets or Redundant Fixed Assets
	(In thousands)
	Cash	Cash	Non-Cash	Total
Balance at September 30, 2006	$—	$—	$—	$—
Charges to operations	501	364	—	865
Charges utilized	(501)	(364)	—	(865)
Balance at December 30, 2006	—	—	—	—
Charges to operations	17,876	55	—	17,931
Charges utilized	(1,833)	(55)	—	(1,888)
Balance at March 31, 2007	$16,043	$—	$—	$16,043

During the three months and six months ended March 31, 2007, the Company recorded restructuring charges of approximately $17.9 million and $18.8 million, respectively. The majority of these charges were for employee termination benefits for approximately 900 employees primarily in two of the Company’s European facilities. Approximately $2.3 million of employee termination benefits were utilized and approximately 300 employees were terminated during the six month period ended March 31, 2007.

Below is a summary of the activities related to restructuring activities that were announced in prior fiscal years:

	Employee Termination / Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Fixed Assets or Redundant Fixed Assets
	(In thousands)
	Cash	Cash	Non-Cash	Total
Balance at October 2, 2004	$18,807	$18,732	$—	$37,539
Charges to operations	86,736	22,996	11,039	120,771
Charges utilized	(68,606)	(27,262)	(11,039)	(106,907)
Reversal of accrual	(2,508)	—	—	(2,508)
Balance at October 1, 2005	34,429	14,466	—	48,895
Charges to operations	97,226	16,964	24,029	138,219
Charges utilized	(97,323)	(21,166)	(24,029)	(142,518)
Reversal of accrual	(5,528)	(460)	—	(5,988)
Balance at September 30, 2006	28,804	9,804	—	38,608
Charges to operations	2,370	3,120	(2,874)	2,616
Charges utilized	(16,949)	(3,954)	2,874	(18,029)
Reversal of accrual	(266)	—	—	(266)
Balance at December 30, 2006	13,959	8,970	—	22,929
Charges to operations	483	1,744	(879)	1,348
Charges utilized	(1,422)	(2,709)	879	(3,252)
Reversal of accrual	(243)	(89)	—	(332)
Balance at March 31, 2007	$12,777	$7,916	$—	$20,693

During the three month period ended March 31, 2007, the Company recognized a net gain of approximately $879,000 from the sale of facilities that had previously been exited. The employee termination benefits were related to involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $1.4 million of employee termination benefits were utilized and approximately 1,000 employees were terminated during the three month period ended March 31, 2007.

During the six month period ended March 31, 2007, the Company recognized a net gain of approximately $3.8 million from the sale of facilities that had previously been exited. The employee termination benefits were related to involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $18.4 million of employee termination benefits were utilized and approximately 4,000 employees were terminated during the six month period ended March 31, 2007.

As of March 31, 2007, the Company’s accrued estimate of the lease loss related to all restructuring activities that were announced in prior fiscal years was approximately $7.9 million. The Company expects to pay remaining facilities related restructuring liabilities for all restructuring plans announced in prior fiscal years through 2010. Total restructuring costs accrued as of March 31, 2007 were $36.7 million, of which $35.8 million was included in accrued liabilities and $0.9 million was included in other long-term liabilities on the Condensed Consolidated Balance Sheet.

Segments.  The following table summarizes the net restructuring costs incurred with respect to the Company’s reportable segments (in thousands):

	Three Months ended March 31, 2007	Six Months ended March 31, 2007
	(In thousands)
Personal Computing	$1,855	$(141)
Standard Electronic Manufacturing Services	17,092	22,303
Total	$18,947	$22,162

Cash	$19,826	$25,915
Non-cash	(879)	(3,753)
Total	$18,947	$22,162

The cumulative restructuring costs per segment have not been disclosed as it is impractical to do so. The recognition of restructuring charges requires the Company’s management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less selling costs, of property, plant and equipment to be disposed of. Management’s estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded.

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

The following table presents information about reportable segments for the following periods:

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
		(Restated)		(Restated)
	(In thousands)
Net sales:
Electronic Manufacturing Services	$1,805,060	$1,923,421	$3,746,793	$3,834,810
Personal Computing	806,629	744,997	1,643,686	1,695,405
Total net sales	$2,611,689	$2,668,418	$5,390,479	$5,530,215

Gross profit:
Electronic Manufacturing Services	$122,359	$151,312	$275,615	$300,564
Personal Computing	15,361	13,247	30,783	32,482
Total gross profit	$137,720	$164,559	$306,398	$333,046

For the three months ended March 31, 2007, three customers in Personal Computing accounted for 11.7%, 11.3% and 11.0%, respectively, of total consolidated revenues. For the six months ended March 31, 2007 three customers in Personal Computing accounted for 12.3%, 10.7% and 10.7%, respectively, of consolidated revenue. For the quarters ended March 31, 2007 and April 1, 2006, there were no inter-segment sales between Standard Electronic Manufacturing Services and Personal Computing.

The following summarizes financial information by geographic segment:

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
	(In thousands)
Net sales:
Domestic	$627,029	$692,849	$1,332,771	$1,416,151
International	1,984,660	1,975,569	4,057,708	4,114,064
Total net sales	$2,611,689	$2,668,418	$5,390,479	$5,530,215

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
		(Restated)		(Restated)
	(In thousands)
Operating Income:
Domestic	$(6,477)	$8,387	$3,073	$(8,148)
International	21,172	36,025	70,155	84,036
Total operating income	$14,695	$44,412	$73,228	$75,888

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

A relatively small number of customers historically have been responsible for a significant portion of our net sales. Sales to our ten largest customers accounted for 62.5% and 61.8% of our net sales for the three and six months ended March 31, 2007, respectively. Three customers accounted for 10% or more of our net sales during both the three and six month periods ended March 31, 2007.  Sales to our ten largest customers accounted for 60.9% and 62.5% of our net sales for the three and six months ended April 1, 2006, respectively, and two customers accounted for 10% or more of our net sales during those periods.

In recent periods, we have generated a significant portion of our net sales from international operations. During the six month periods ended March 31, 2007 and April 1, 2006, 75.3% and 74.4%, respectively, of our consolidated net sales were derived from non-U.S. operations.  Consolidated net sales from international operations during the three month periods ended March 31, 2007 and April 1, 2006 represented 76.0% and 74.0%, respectively. The concentration of international operations has resulted from overseas acquisitions and a desire on the part of many of our customers to move production to lower cost locations in regions such as Asia, Latin America and Eastern Europe. We expect this trend to continue.

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

We have experienced fluctuations in gross margins and in our results of operations in the past and may continue to in the future. Fluctuations in our gross margins may be caused by a number of factors, including pricing, changes in product mix, competitive pressures, transition of manufacturing to lower cost locations and overall business levels.

On November 16, 2006, we announced three restructuring actions:

•                  The realignment of our original design manufacturing activities to focus on joint development;

•                  The separation of our personal and business computing business and the evaluation of strategic alternatives to enhance its value; and

•                  Other consolidation and facility closure actions.

Our expectation is that these initiatives will be concluded no later than the calendar year.

On March 19, 2007, we commenced a tender offer to exchange certain options to purchase shares of our common stock, whether vested or unvested, for new options that will be granted under our 1999 Stock Plan. The exchange ratio for this offer will range from one (1) to three (3) exchanged options for every one (1) new option granted. This tender offer will expire on May 15, 2007 unless extended and is subject to the terms and conditions set forth in the Offer to Exchange Certain Outstanding Options for New Options, dated March 19, 2007, which was filed with the Securities Exchange Commission on March 19, 2007. If all eligible options are exchanged, then 23,041,735 existing options will be cancelled and 19,137,035 new options will be granted.  The purpose of this exchange is to mitigate the exposure with respect to Internal Revenue Code Section 409A. For more information, refer to our Tender Offer Statement filings with the Securities and Exchange Commission on April 13, 2007 and April 30, 2007.

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

Summary Results of Operations

The following table sets forth, for the three and six months ended March 31, 2007 and April 1, 2006, certain items in the Condensed Consolidated Statement of Operations expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
		(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.7	93.8	94.3	94.0
Gross margin	5.3	6.2	5.7	6.0
Operating expenses:
Selling, general and administrative	3.6	3.3	3.5	3.2
Research and development	0.3	0.4	0.3	0.4
Amortization of intangible assets	0.1	0.1	0.1	0.1
Restructuring costs	0.7	0.7	0.4	0.9
Total operating expenses	4.7	4.5	4.3	4.6
Operating income	0.6	1.7	1.4	1.4
Interest income	0.3	0.2	0.4	0.2
Interest expense	(1.8)	(1.2)	(1.7)	(1.2)
Loss on extinguishment of debt	—	(3.2)	—	(1.5)
Other expense, net	—	(0.1)	0.2	(0.2)
Interest and other expense, net	(1.5)	(4.3)	(1.1)	(2.7)
Income (loss) before income taxes and cumulative effect of accounting changes	(0.9)	(2.6)	0.3	(1.3)
Provision for (benefit from) income taxes	0.1	0.3	0.3	(0.1)
Income (loss) before cumulative effect of accounting change	(1.0)	(2.9)	0.0	(1.2)
Cumulative effect of accounting change, net of tax	—	—	—	0.1
Net income (loss)	(1.0)%	(2.9)%	0.0%	(1.1)%

The following table sets forth, for the periods indicated, key operating results (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
		(Restated)		(Restated)
	(In thousands)
Net sales	$2,611,689	$2,668,418	$5,390,479	$5,530,215
Gross profit	$137,720	$164,559	$306,398	$333,046
Operating income	$14,695	$44,412	$73,228	$75,888
Net income (loss)	$(26,132)	$(76,062)	$2,117	$(58,668)

Other key performance measures

The following table sets forth, for the periods indicated, certain key performance measures that management utilizes to assess operating results:

	Three Months Ended
	March 31, 2007	December 30, 2006	April 1, 2006
Days sales outstanding(1)	49	50	48
Inventory turns(2)	8.1	7.9	8.6
Accounts payable days(3)	51	52	51
Cash cycle days(4)	43	45	40

(1)	Days sales outstanding is calculated as the ratio of ending accounts receivable, net, for the quarter divided by average daily net sales for the quarter.

(2)	Inventory turns are calculated as the ratio of four times our cost of sales for the quarter divided by inventory at period end.

(3)

Accounts payable days is calculated as the ratio of 365 days divided by accounts payable turns, in which accounts payable turns is calculated as the ratio of four times our cost of sales for the quarter divided by accounts payable at period end.

(4)	Cash cycle days is calculated as the ratio of 365 days divided by inventory turns plus days sales outstanding minus accounts payable days.

Results of Operations

Net Sales

Net sales for the three month period ended March 31, 2007 decreased by 2.1% to $2.6 billion from $2.7 billion in the three month period ended April 1, 2006. Net sales decreased by 2.5% to $5.4 billion for the six months ended March 31, 2007, from $5.5 billion for the six months ended April 1, 2006.   The decrease in sales for the three months ended March 31, 2007 was primarily due to decreased demand of approximately $97 million from our customers in the communications end-market and $77 million from the high-end computing end market partially offset by increases of $51 million from our personal computing end market, $31 million from our medical end market, and $16 million from our industrial instruments business.  The decline in revenue for the six months ended March 31, 2007 was primarily due to decreased demand of  approximately $139 million from our customers in the communications end-market and $131 million from our high-end computing end market partially offset by increases of $55 million from our medical end market, $49 million from our industrial instruments business and $48 million from our consumer product businesses.

Gross Margin

Gross margin decreased from 6.2% in the second quarter of fiscal 2006 to 5.3% in the second quarter of fiscal 2007 and decreased from 6.0% for the six months ended April 1, 2006 to 5.7% for the six months ended March 31, 2007. The decrease in gross margins for the three and six months ended March 31, 2007 was primarily attributable to unfavorable product mix as a result of weak demand in our communications and high end computing end-markets that significantly impacted sales in our printed circuit board fabrication and new product introduction and high volume EMS operations. Lower demand in these higher margin businesses had a larger than proportional impact on our profitability. We expect gross margins to continue to fluctuate based on overall production and shipment volumes as well as changes in the mix of products demanded by our major customers.

Fluctuations in our gross margins may be caused by a number of factors, including:

•       Greater competition in the EMS and pricing pressures from OEMs due to the greater cost reduction focus of global OEMs;

•         Changes in the overall volume of our business;

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

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses increased $6.4 million to $93.5 million in the second quarter of fiscal 2007 from $87.1 million in the second quarter of fiscal 2006. Selling, general and administrative expenses increased as a percentage of net sales to 3.6% in the second quarter of fiscal 2007 from 3.3% in the second quarter of fiscal 2006. For the six months ended March 31, 2007, selling, general and administrative expenses increased to $189.8 million from $177.2 million for the six months ended April 1, 2006. Selling, general and administrative expenses increased as a percentage of net sales from 3.2% for the first six months of fiscal 2006 to 3.5% for the first six months of fiscal 2007. The dollar increase in selling, general and administrative expenses in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006 was primarily attributable to an increase in stock based compensation expenses of $3.3 million and additional expenses we incurred in connection with our investigation of stock option administration policies and procedures of $1.2 million. The dollar increase in selling, general and administrative expenses for the six months ended March 31, 2007 as compared to the six months ended April 1, 2006 was primarily attributable to expenses we incurred in connection with our investigation of stock option administration policies and procedures of $5.5 million, increased selling and marketing expenses of $3.0 million, an increase in administration fees of $2.5 million related to an increase in the amount of accounts receivable sold during the first six months of fiscal 2007, an increase in the bad debt provision of $1.5 million, and an increase in stock based compensation expenses of $1.0 million. The increase in selling, general and administrative expenses for the three and six months ended March 31, 2007 as compared to the three and six months ended April 1, 2006 in terms of percentage of sales was primarily attributable to increased expenses as noted above and lower net sales for the three and six months ended March 31, 2007.

Research and Development

Research and development expenses decreased by $1.4 million to $9.0 million in the second quarter of fiscal 2007 from $10.4 million in the second quarter of fiscal 2006. Research and development expenses decreased by $1.6 million to $17.9 million for the six month period ended March 31, 2007 from $19.5 million for the six month period ended April 1, 2006.  Research and development as a percentage of net sales decreased to 0.3% for both the three and six months ended March 31, 2007 from 0.4% for both the three and six months ended April 1, 2006.

Restructuring costs

We continually evaluate our business and operational structure including the location of our operations. Over the past few years, we have restructured our company in response to or in anticipation of changing business dynamics such as overall demand in the electronics industry as well as the movement of manufacturing operations from high cost regions to lower cost regions. These dynamics continue.

In November 2006, we announced three new restructuring initiatives:

•                  The realignment of our original design manufacturing activities to focus on joint development;

•                  The separation of our personal and business computing business and the evaluation of strategic alternatives to enhance our value: and

•                  Other consolidation and facility closure actions.

Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable. For all other restructuring costs, a liability is recognized in accordance with SFAS No. 146 only when incurred. Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the Consolidated Statements of Operations generally at the commitment date. Costs associated with restructuring activities related to purchase business combinations are accounted for in accordance with EITF 95-3.  Accrued restructuring costs are included in accrued liabilities in the Condensed Consolidated Balance Sheets.

Below is a summary of the activities related to restructuring initiated in the three and six months ended March 31, 2007:

	Employee Termination / Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Fixed Assets or Redundant Fixed Assets
	(In thousands)
	Cash	Cash	Non-Cash	Total
Balance at September 30, 2006	$—	$—	$—	$—
Charges to operations	501	364	—	865
Charges utilized	(501)	(364)	—	(865)
Balance at December 30, 2006	—	—	—	—
Charges to operations	17,876	55	—	17,931
Charges utilized	(1,833)	(55)	—	(1,888)
Balance at March 31, 2007	$16,043	$—	$—	$16,043

During the three months and six months ended March 31, 2007,we recorded restructuring charges of approximately $17.9 million and $18.8 million, respectively. The majority of these charges were for employee termination benefits for approximately 900 employees primarily in two of our European facilities. Approximately $2.3 million of employee termination benefits were utilized and approximately 300 employees were terminated during the six month period ended March 31, 2007.

Below is a summary of the activities related to restructuring activities that were announced in prior fiscal years:

	Employee Termination / Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Fixed Assets or Redundant Fixed Assets
	(In thousands)
	Cash	Cash	Non-Cash	Total
Balance at October 2, 2004	$18,807	$18,732	$—	$37,539
Charges to operations	86,736	22,996	11,039	120,771
Charges utilized	(68,606)	(27,262)	(11,039)	(106,907)
Reversal of accrual	(2,508)	—	—	(2,508)
Balance at October 1, 2005	34,429	14,466	—	48,895
Charges to operations	97,226	16,964	24,029	138,219
Charges utilized	(97,323)	(21,166)	(24,029)	(142,518)
Reversal of accrual	(5,528)	(460)	—	(5,988)
Balance at September 30, 2006	28,804	9,804	—	38,608
Charges to operations	2,370	3,120	(2,874)	2,616
Charges utilized	(16,949)	(3,954)	2,874	(18,029)
Reversal of accrual	(266)	—	—	(266)
Balance at December 30, 2006	13,959	8,970	—	22,929
Charges to operations	483	1,744	(879)	1,348
Charges utilized	(1,422)	(2,709)	879	(3,252)
Reversal of accrual	(243)	(89)	—	(332)
Balance at March 31, 2007	$12,777	$7,916	$—	$20,693

During the three month period ended March 31, 2007, we recognized a net gain of approximately $879,000 from the sale of facilities that had previously been exited. The employee termination benefits were related to involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $1.4 million of employee termination benefits were utilized and approximately 1,000 employees were terminated during the three month period ended March 31, 2007.

During the six month period ended March 31, 2007, we recognized a net gain of approximately $3.8 million from the sale of facilities that had previously been exited. The employee termination benefits were related to involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $18.4 million of employee termination benefits were utilized and approximately 4,000 employees were terminated during the six month period ended March 31, 2007.

As of March 31, 2007, our accrued estimate of the lease loss related to all restructuring activities that were announced in prior fiscal years was approximately $7.9 million. We expect to pay remaining facilities related restructuring liabilities for all restructuring plans announced in prior fiscal years through 2010. Total restructuring costs accrued as of March 31, 2007 were $36.7 million, of which $35.8 million was included in accrued liabilities and $0.9 million was included in other long-term liabilities on the Condensed Consolidated Balance Sheet.

Segments.  The following table summarizes the net restructuring costs incurred with respect to our reportable segments (in thousands):

	Three Months ended March 31, 2007	Six Months ended March 31, 2007
	(In thousands)
Personal Computing	$1,855	$(141)
Standard Electronic Manufacturing Services	17,092	22,303
Total	$18,947	22,162

Cash	$19,826	$25,915
Non-cash	(879)	(3,753)
Total	$18,947	$22,162

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

Interest Expense

Interest expense increased $15.1 million to $45.8 million in the second quarter of fiscal 2007 from $30.7 million in the second quarter of fiscal 2006. Interest expense increased  $25.4 million to $89.1 million for the six months ended March 31, 2007 from $63.7 million for the six months ended April 1, 2006. The increase in interest expense for the three and six months ended March 31, 2007 is primarily attributable to the interest expense related to the $600 million unsecured term loan we entered into and simultaneously drew down on October 13, 2006, higher interest rate due to the interest rate swap on our 6.75% Notes and interest expense from increased borrowing against our revolving credit facility during the first six months of fiscal 2007, partially offset by a decrease in interest expense from the refinancing of the 10.375% Notes with the 8.125% Notes during the second quarter of fiscal 2006.

Loss on Extinguishment of Debt (Restated)

On February 15, 2006, we issued $600 million aggregate principal amount of our 8.125% Notes. In connection with the debt issuance, we also made a cash tender offer for the redemption of all of our $750 million aggregate principal amount of our outstanding 10.375% Senior Subordinated Notes. The 10.375% Notes, which had been previously swapped to floating, cost us approximately $80 million in annual interest expense. In the process of evaluating our capital structure and other alternatives, we concluded, on a net present value basis, that our best economic strategy was to tender for the 10.375% Notes. The refinancing resulted in interest expense savings of approximately $31 million per year; was cash flow positive by approximately $21 million per year, net of forgone interest income on cash used; and was positive on a net present value basis over the long-term and extend our debt maturities, by way of issuance of the 8.125% Notes. The refinancing was also accretive to future earnings by approximately $0.05 per share per annum.

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

Other Income (Expense), net

Other expense, net was $0.6 million and $3.7 million for the three month periods ended March 31, 2007 and April 1, 2006, respectively.  Other income (expense) net, was $10.4 million and $(9.4) million for the six month periods ended March

31, 2007 and April 1, 2006, respectively. The following table summarizes the major components of other income (expense), net:

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
		(Restated)		(Restated)
	(In thousands)

Foreign exchange gains (losses)	$(684)	$(1,970)	$2,168	$(2,359)
Interest rate swap	—	(2,265)	—	(9,026)
Other, net	131	553	8,240	1,996
Other income (expense), net	$(553)	$(3,682)	$10,408	$(9,389)

The decrease in other expense, net for the three month period ended March 31, 2007, is primarily attributable to the elimination of the interest rate swap related to the redemption of the 10.375% Notes during the second quarter of fiscal 2006 and the effectiveness of hedging of our foreign currency exposures.

The increase in other income (expense), net from an expense of $9.4 million in the six months ended April 1, 2006 to an income of $10.4 million in the six months ended March 31, 2007 is primarily attributable to the elimination of the interest rate swap related to the redemption of the 10.375% Notes during the second quarter of fiscal 2006, a $6.0 million gain from the sale of a manufacturing facility previously classified as assets held for sale and a $1.8 million gain related to the collection of previously fully reserved notes receivable. Additionally, for the six months ended March 31, 2007, foreign exchange gains included a $1.4 million gain related to the realization of currency translation adjustments related to the substantial liquidation of one of our foreign subsidiaries.

Provision for Income Taxes

Our effective tax rate for the three and six months ended March 31, 2007 was approximately (13.8%) and 85.0%, respectively, mainly due to forecasted losses in the U.S. and other certain foreign jurisdictions for which we record a full valuation allowance on future tax benefits.

Our effective tax rate for the three and six months ended April 1, 2006 was approximately (9.4%) and 9.0%, respectively, which was net of a $27.9 million tax benefit resulting from a favorable settlement with the U.S. Internal Revenue Service in relation to certain U.S. tax audits.

Liquidity and Capital Resources

	Six Months Ended
	March 31, 2007	April 1, 2006
		(Restated)
	(Unaudited)
	(In thousands)
Net cash provided by (used in):
Continuing operations
Operating activities	$124,024	$(155,433)
Investing activities	(14,001)	(51,026)
Financing activities	68,687	(230,771)
Effect of exchange rate changes	(6,447)	(5,617)
Increase (decrease) in cash and cash equivalents	$172,263	$(442,847)

Cash and cash equivalents were $677.3 million at March 31, 2007 and $505.6 million at September 30, 2006, including restricted cash of $13.2 million and $13.8 million at March 31, 2007 and September 30, 2006, respectively.

Net cash provided by (used in) operating activities was $124.0 million and $(155.4) million for the six months ended March 31, 2007 and April 1, 2006, respectively. Net cash provided by operating activities for the six months ended March 31, 2007 was primarily due to a decrease in accounts receivable, net of proceeds from the sale of accounts receivable, and inventory, partially offset by a decrease in accounts payable and accrued liabilities due to payments made to vendors. Working capital was $1.0 billion and $1.5 billion as of March 31, 2007 and September 30, 2006, respectively. We continue to focus on improving cash cycle days and working capital and expect to generate positive cash flow throughout the remainder of the fiscal year.

Net cash used in investing activities was $14.0 million and $51.0 million for the six months ended March 31, 2007 and April 1, 2006, respectively. Net cash used in investing activities for the six months ended March 31, 2007 was primarily due to $40.4 million in purchases of additional property, plant and equipment and payments of $4.2 million for business acquired partially offset by $30.8 million in proceeds from the sale of property, plant and equipment during the period. We continue to actively market certain surplus real estate and are considering potential divestures which we expect will generate positive cash flow throughout the remainder of the fiscal year.

Net cash provided by (used in) financing activities was $68.7 million and $(230.8) million for the six months ended March 31, 2007 and April 1, 2006, respectively. Net cash provided by financing activities for the six months ended March 31, 2007 was primarily related to the issuance of the $600 million Senior Unsecured Term Loan offset by the repayment of $525 million related to the 3% Notes (see below) which were due on March 15, 2007. The Senior Unsecured Term Loan matures on January 31, 2008. We intend to fund the repayment of the Senior Unsecured Term Loan through cash flow from operations, improvements in working capital, sales of real estate, divestitures of certain businesses or other financing alternatives.

Senior Unsecured Term Loan.   On October 13, 2006, we entered into a Credit and Guaranty Agreement (the “Term Loan Agreement”) providing for a $600.0 million senior unsecured term loan which matures on January 31, 2008. We drew down the $600.0 million term loan simultaneously with the closing of the transaction.

The loan bears interest at our election at either the prime rate plus 1.5% or at an adjusted LIBOR rate plus 2.5%. On the 181st day after closing, the interest rate margins with respect to all loans will increase by 0.5% for the remaining life of the loans. Interest is payable quarterly in arrears with respect to prime rate loans. For LIBOR rate loans, interest is payable at the end of each interest period depending on our election of the length of borrowing period (i.e. one month, three months or six months). Principal, together with accrued and unpaid interest, is due at maturity. In addition, we are required to make mandatory prepayments of principal with the net cash proceeds from the sale of certain assets and the incurrence of certain debt.

All of our existing and future domestic subsidiaries will guaranty the obligations under the Term Loan Agreement, subject to some limited exceptions.

The Term Loan Agreement contains affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, certain reporting requirements in accordance with the agreement and compliance with applicable laws and regulations. Further, the Term Loan Agreement contains negative covenants limiting our ability and our subsidiaries, among other things, to incur debt, grant liens and make certain restricted payments. The events of default under the Term Loan Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events.

As of March 31, 2007 and September 30, 2006, we had no other term loans.

8.125% Senior Subordinated Notes.   On February 15, 2006, we issued $600 million aggregate principal amount of 8.125% Senior Subordinated Notes due 2016 (the “8.125% Notes”). Interest is payable on the 8.125% Notes on March 1 and September 1 of each year beginning on September 1, 2006. The maturity date of the 8.125% Notes is March 1, 2016. Debt issuance costs are included in prepaid expenses and other current assets and other non-current assets and amortized on a straight-line basis over the life of the debt as interest expense. As of March 31, 2007, $1.9 million is included in prepaid expenses and other current assets and $15.3 million is included in other non-current assets. The difference between the amount of amortization calculated using the straight-line method as compared to the effective interest method was immaterial. The 8.125% Notes are unsecured and subordinated in right of payment to all of our existing and future senior debt, as defined in the indenture under which the 8.125% Notes were issued.

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

On January 3, 2007, the Company and U.S. Bank National Association, as trustee, entered into a supplemental indenture to the indenture under which the Company’s 8.125% Senior Subordinated Notes due 2016 were issued. As permitted by the indenture, the supplemental indenture released each of the note’s guarantors from its respective obligations under its notes guarantee and the indenture.

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

On January 3, 2007, the Company and U.S. Bank National Association, as trustee, entered into a supplemental indenture to the indenture under which the Company’s 6.75% Senior Subordinated Notes due 2013 were issued. As permitted by the indenture, the supplemental indenture released each of the note’s guarantors from its respective obligations under its notes guarantee and the indenture.

3% Convertible Subordinated Notes due 2007.   In March 2000, SCI issued $575.0 million aggregate principal amount of 3% Convertible Subordinated Notes due March 15, 2007, or 3% Notes. On October 13, 2006, SCI Systems, Inc., one of the Company’s wholly-owned subsidiaries (“SCI Systems”), initiated, in accordance with the terms thereof, the satisfaction and discharge of the Indenture, dated as of March 15, 2000, by and between SCI Systems and the Bank of New York Trust Company, National Association, as trustee (as supplemented, the “Indenture”), pursuant to which SCI Systems issued its 3% Notes due 2007. As a result, $532.9 million in cash was deposited with the trustee which represented a portion of the proceeds obtained from the Senior Unsecured Term Loan entered into on October 13, 2006 and is equal to the principal and interest due on the 3% Notes at maturity on March 15, 2007. The $532.9 million was recorded as restricted cash and classified in the Condensed Consolidated Financial Statements as a current asset as of December 30, 2006. The restricted cash of $532.9 million was released by the trustee to pay the bondholders upon maturity of the 3% Notes on March 15, 2007.  Accordingly, as of March 31, 2007, the 3% Notes were fully satisfied and discharged.

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

On October 13, 2006, we and the required lenders entered into an amendment for its Restated Credit Agreement to permit us to enter into the Senior Unsecured Term Loan described above. The amendment also revised the collateral release provision under the Restated Credit Agreement such that collateral (other than stock pledges and other collateral we request not to be released) will be released at such time as specified conditions are met, including that we have repaid in full the outstanding amount under the Senior Unsecured Term Loan and our credit ratings meets specified thresholds. If following the release of any portion of the collateral pursuant to the provisions of the credit agreement described above, our credit ratings fall below specified thresholds, then we are required to take such actions as are necessary to grant and perfect a security interest in the assets and properties that would at that time comprise the collateral if the relevant collateral documents were still in effect. On December 29, 2006, we entered into an amendment and waiver to the Restated Credit Agreement. Among other things, this amendment amended the minimum required levels for both financial covenants and certain related definitions.  The fees in regards to the amendment and waiver were deferred and amortized over the debt period.  The amount of the fees was immaterial to the consolidated financial statements.

There was approximately $100 million of loans outstanding under the Restated Credit Agreement at an average interest rate of 7.58% as of March 31, 2007. Additionally, we pay a commitment fee of 0.35% on the unused portion of the credit facility.

We are in compliance with our covenants for the above debt instruments as of March 31, 2007.  However, we may be required to seek waivers or amendments to certain covenants for the above debt instruments if we are unable to comply with the requirements of the covenants in the future or if we take actions such as the divestiture of strategic assets that are not permitted by the covenants.

Sale of Accounts Receivable.  Certain of our subsidiaries have entered into agreements that permit them to sell specified accounts receivable. The purchase price for receivables sold under these agreements ranges from 95% to 100% of the face amount less a discount charge (based on LIBOR plus a percentage ranging from 0.4% to 1.5%) for the period from the date the receivable is sold to its collection date. Accounts receivable sales under these agreements were $498.5 million and $976.9 million for the three and six month periods ended March 31, 2007, respectively. The sold receivables are subject to certain limited recourse provisions. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability,” accounts receivable sold are removed from the Condensed Consolidated Balance Sheet and are reflected as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. As of March 31, 2007, $320.5 million of sold accounts receivable remain subject to certain recourse provisions. We have not experienced any credit losses under these recourse provisions. The discount charge recorded during the period was not material to the Condensed Consolidated Financial Statements. The discount charge is recorded in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations.

As part of the sale of accounts receivable, we had a retained ownership interest (i.e. 100% of the receivable face amount less the purchase price) of $10.3 million at March 31, 2007. The retained interest was included in prepaid and other current assets. The retained interest has subsequently been collected.

Our future needs for financial resources are largely dependent on increases in working capital to support anticipated sales growth, investments in manufacturing inventory, facilities and equipment, and repayments of obligations under outstanding indebtedness. Additionally, we anticipate incurring additional expenditures in connection with our restructuring activities in fiscal 2007.

We believe that our existing cash resources and other sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements through at least the next 12 months. Should demand for our products decrease over the next 12 months, the available cash provided by operations could be negatively impacted. Other sources of liquidity include our available line of credit and sales of accounts receivable. We may also seek to raise additional capital through the issuance of either debt or equity securities. Our senior secured credit facility, the indentures governing our 8.125% Notes and our 6.75% Notes and our senior unsecured term loan include covenants that, among other things, limit in certain respects us and our restricted subsidiaries from incurring debt, making investments and other restricted payments, paying dividends on capital stock, redeeming capital stock or subordinated obligations and creating liens. We may be required to seek waivers or amendments to certain restrictive debt covenants in the future if we are unable to comply with these covenants or if we seek to take actions that are prohibited by these covenants such as the divestiture of strategic assets.  We may not be able to obtain such waivers or amendments, and these covenants may impair our ability to conduct our business or carry out our restructuring plans. Further, we may be required to refinance our outstanding debt in the future, and we cannot assure you that we will be able to do so on acceptable terms or at all. In addition to existing collateral and covenant requirements, future debt financing may require us to pledge assets as collateral and comply with financial ratios and covenants. Equity financing may result in dilution to stockholders.

Risk Factors Affecting Operating Results

We are exposed to general market conditions in the electronics industry which could have a material adverse impact on our business, operating results and financial condition.

From time to time, many of our customers have experienced significant decreases in demand for their products and services.  This volatility has resulted, and will continue from time to time to result, in our customers delaying purchases of the products we manufacture for them, and placing purchase orders for lower volumes of products than previously anticipated.  In addition, the EMS industry has been experiencing an increase in excess manufacturing capacity as well as increased competition from Asian competitors.  These factors will likely result in significant continued price competition among EMS companies, and this competition will likely continue to affect our results of operations. In addition, OEM customers are increasingly requiring us and other EMS companies to move production of their products to lower-cost locations and away from high cost locations such as the United States and Western Europe. As a result, we have had to close facilities in the United States and Europe and incur costs for facility closure, employee severance and related items. We may need to close additional facilities and incur related closure costs in future fiscal periods.

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

We provide EMS services for companies that sell products in the communications, computing and storage, multimedia, industrial and semiconductor systems, defense and aerospace, medical and automotive sectors of the electronics industry. Adverse changes in these markets can reduce demand for our customers’ products and make these customers more price sensitive, either of which could adversely affect our business and results of operations.  Factors affecting any of our customers’ industries in general, or our customers in particular, could seriously harm our business.  These factors include:

•  rapid changes in technology or evolving industry standards and requirements for continuous improvement in products and services, result in short product life cycles;

•  demand for our customers’ products may be seasonal;

•  our customers may fail to successfully market their products, and our customers’ products may fail to gain widespread commercial acceptance;

•  our customers may experience dramatic market share shifts in demand which may cause them to exit the business; and

•  there may be recessionary periods in our customers’ markets.

Future developments in end markets we serve, particularly in those markets which account for more significant portions of our revenues, could harm our business and our results of operations.

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

In addition, customers may require that we transfer the manufacture of their products from one facility to another to achieve cost reductions and other objectives. These transfers may result in increased costs to us due to facility downtime or less than optimal utilization of our manufacturing capacity. These transfers may also require us to close or reduce operations at certain facilities, particularly those in high cost locations, and as a result we could incur increased costs for facilities closure, employee severance and related matters.

We rely on a small number of customers for a substantial portion of our net sales, and declines in sales to these customers could adversely affect our operating results.

Most of our sales come from a small number of customers. Sales to our ten largest customers accounted for 61.8% of our net sales during the first half of fiscal 2007 and sales to three customers each accounted for more than 10% of our net sales for that period. We depend on the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycles, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in their business, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could adversely affect our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would adversely affect our operating results.

Further restructuring of our operations may adversely affect our financial condition and operating results.

We have incurred expenses related to restructuring in the past, and we anticipate incurring additional restructuring expenses in fiscal 2007. In November 2006, we announced that we intend to focus on joint development manufacturing rather than original design manufacturing to better assist our OEM customers in developing and introducing new products to the market that are more closely aligned to the needs of their customers.  We also intend to continue moving our operations from higher-cost locations to lower-cost locations to further enhance profitability.  We have incurred unanticipated costs related to the transfer of operations to lower-cost locations, including costs related to integrating new facilities, managing operations in dispersed locations and realigning our business processes.  We also have incurred costs related to workforce reductions, work stoppages and labor unrest resulting from the closure of our plants in higher costs locations.  We expect to record additional charges related to these actions during fiscal 2007, but we cannot be certain as to the actual amount of the charges or the timing of their recognition for financial reporting purposes. We may need to take additional restructuring charges in the future if our business declines or improves at a slower pace than we anticipate or if the expected benefits of recently completed and currently planned restructuring activities do not materialize. In addition, we may incur unanticipated costs in closing facilities or transitioning operations to new locations that could aversely affect our operating results.

If our backlog decreases in the future, our operating results may be adversely affected.

Our backlog decreased from $1.8 billion in fiscal 2005 to $1.5 billion in fiscal 2006 to $1.4 billion as of March 31, 2007.  We cannot predict how our backlog will fluctuate or to what extent business conditions that affect our backlog will change in the future. Due to our relatively fixed cost structure, a significant decline in customer orders could adversely affect our margins.  If our backlog declines, or business conditions change for the worse in the future, these events could adversely affect our results of operations and financial condition.

We are subject to intense competition in the EMS industry, and our business may be adversely affected by these competitive pressures.

The EMS industry is highly competitive. We compete on a worldwide basis to provide electronics manufacturing services to OEMs in the communications, personal and business computing, enterprise computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical and automotive industries. Our competitors include major global EMS providers such as Celestica, Inc., Flextronics International Ltd., Hon Hai (FoxConn), Jabil Circuit, Inc., and Solectron Corporation, as well as other EMS companies that have a regional or product, service or industry specific focus. Some of these companies have greater manufacturing and financial resources than we do. We also face competition from current and potential OEM customers who may elect to manufacture their own products internally rather than outsource the manufacturing to EMS providers.

We may not be able to offer prices as low as some of our competitors because those competitors may have lower cost structures as a result of their geographic location or the services they provide or because such competitors are willing to accept business at lower margins in order to utilize more of their excess capacity. If we are unable to offer prices that are competitive with other EMS companies, our net sales would decline.  We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater value-added performance and improved pricing.  Any of these could cause a decline in sales, loss of market acceptance of our products or services and a corresponding loss of market share or a decrease in profit margin. We have experienced instances in which customers have transferred all or certain portions of their business to competitors in response to more attractive pricing quotations than we have been willing to offer to retain such customers, and there can be no assurance that we will not lose business in the future in response to such competitive pricing or other inducements which may be offered by our competitors.

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

Excess manufacturing capacity has increased, and may continue to increase, pricing and competitive pressures for the EMS industry as a whole and for us in particular. Consolidation could also result in an increasing number of very large electronics companies offering products in multiple sectors of the electronics industry. The significant purchasing and market power of these large companies could increase pricing and competitive pressures for us. If one of our customers is acquired by another company that does not rely on us to provide services and has its own production facilities or relies on another provider of similar services, we may lose that customer’s business. Any of the foregoing results of industry consolidation could adversely affect our business.

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

In addition, the electronics industry became subject to the European Union’s Restrictions of Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment, or WEEE, directives which took effect beginning in 2005 and continuing in 2006. Parallel initiatives are being proposed in other jurisdictions, including several states in the United States and the People’s Republic of China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. We are in the process of making our manufacturing process RoHs compliant. In the case of WEEE, the compliance responsibility rests primarily with OEMs rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations. In the event we are not able to make our manufacturing obligations fully RoHS compliant, we could be unable to certify compliance to our customers and could incur substantial costs, including fines and penalties, as well as liability to our customers. In addition, we may incur costs related to inventories containing restricted substances that are not consumed by the RoHS effective dates.

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

During the second quarter of fiscal 2005 and the fourth quarter of fiscal 2006, we recorded goodwill impairment losses of $600.0 million and $3.7 million, respectively, and there can be no assurance that it will not be necessary to record additional goodwill impairment or long-lived asset impairment charges in the future.

During the quarters ended April 2, 2005 and September 30, 2006, we recorded goodwill impairment losses of $600.0 million and $3.7 million, respectively. The factors that led us to record a write-off of our deferred tax assets, which primarily related to U.S. operations, coupled with a decline in the market price of our common stock, led us to record the $600.0 million goodwill impairment loss.  In particular, the shift of operations from U.S. facilities and other facilities in high cost locations to facilities in lower-cost locations has resulted in restructuring charges and a decline in sales with respect to our U.S. operations. In the event that the results of operations do not stabilize or improve, or the market price of our common stock declines further or does not rise, we could be required to record additional goodwill impairment or other long-lived asset impairment charges during fiscal 2007 or in future fiscal periods. Although these goodwill impairment charges are of a non-cash nature, they do adversely affect our results of operations in the periods in which such charges are recorded.

We are subject to risks arising from our international operations.

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 75.3% of our net sales from non-U.S. operations during the first half of fiscal 2007, and a significant portion of our manufacturing material was provided by international suppliers during this period. During fiscal 2006, we generated 75.1% of our net sales from non-U.S. operations. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

•  the imposition of government controls;

•  export license requirements;

•  political and economic instability, including armed conflicts;

•  trade restrictions;

•  changes in tariffs;

•  labor unrest and difficulties in staffing;

•  inflexible employee contracts in the event of business downturns;

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

In addition, we recently announced our intention to create a more separable personal and business computing business unit comprised of our personal computing and low-end servers and storage businesses, their related bill to order and configure to order operations and their associated logistics activities.  We believe that the creation of a more separable personal and business computing business unit will enhance our capability and flexibility in pursuing strategic alliances that can accelerate the pursuit of component vertical integration, product design and growth opportunities.  We also believe it will allow us to consider potential strategic opportunities to maximize the value of our personal and business computing business.

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

Our customers are primarily OEMs in the communications, high-end computing, personal computing, aerospace and defense, medical, industrial controls and multimedia sectors. These industry sectors, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. If our customers are unable to develop products that keep pace with the changing technological environment, our customers’ products could become obsolete and the demand for our services could decline significantly. In addition, our customers may discontinue or modify products containing components that we manufacture or develop products requiring new manufacturing processes. If we are unable to offer technologically advanced, easily adaptable and cost effective manufacturing services in response to changing customer requirements, demand for our services will decline. If our customers terminate their purchase orders with us or do not select us to manufacture their new products, our operating results could be adversely affected.

We may experience component shortages, which could cause us to delay shipments to customers and reduce our revenue and operating results.

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products.  We have experienced, and may continue to experience, delays in component deliveries, which in turn could cause delays in product shipments and require the redesign of certain products.  In addition, if we are unable to procure necessary components under favorable purchase terms, including at favorable prices and with the order lead-times needed for the efficient and profitable operation of our factories, our results of operations could suffer.  In the past, we have experienced shortages of  application-specific integrated circuits, capacitors and connectors as well as other components. We may experience component shortages from time to time in the future. Unanticipated component shortages have prevented us from making scheduled shipments to customers in the past and may do so in the future. Our inability to make scheduled shipments could cause us to experience a shortfall in revenue, increase our costs and adversely affect our relationship with the affected customer and our reputation generally as a reliable service provider. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. In addition, we may purchase components in advance of our requirements for those components as a result of a threatened or anticipated shortage. In this event, we will incur additional inventory carrying costs, for which we may not be compensated, and have a heightened risk of exposure to inventory obsolescence. As a result, component shortages could adversely affect our operating results for a particular period due to the resulting revenue shortfall and increased manufacturing or component costs.

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

The filing of restated financial statements could adversely affect our financial results.

We have completed an investigation of our accounting for stock options in October 2006. Based on the results of this investigation on January 3, 2007, we filed a comprehensive Form 10-K for 2006 which restated our consolidated financial statements for prior years. As a result of this activity, we have become subject to the following significant risks. Each of these risks could have an adverse effect on our business, financial condition and results of operations:

•  we are subject to significant pending civil litigation, including shareholder class action lawsuits and derivative claims made on behalf of us, the defense of which will require us to devote significant management attention and to incur significant legal expense and which litigation, if decided against us, could require us to pay substantial judgments, settlements or other penalties;

•  we are subject to an ongoing informal investigation by the SEC and other governmental agencies which could require significant management time and attention and cause us to incur significant accounting and legal expense and which could require us to pay substantial fines or other penalties;

•  we are subject to the risk of additional litigation and regulatory proceedings or actions;

•  many members of our senior management team and our Board of Directors have been and will be required to devote a significant amount of time on matters relating to the continuing informal SEC and other governmental agencies investigations, remedial efforts and related litigation.

If our products are subject to warranty or liability claims, we may incur significant costs.

 Our customers may experience defects in our designs or deficiencies with respect to our manufacturing services. We may be exposed to warranty or manufacturers’ liability claims as a result of these defects or deficiencies, and some claims may relate to customer product recalls. We also design products on a contract basis or jointly with our customers.  The design services that we provide can expose us to different or greater potential liabilities than those we face when providing our regular manufacturing services.  For example, we have increased exposure to potential product liability claims resulting from injuries caused by defects in products we design, as well as potential claims that products we design infringe third-party intellectual property rights.  Such claims could subject us to significant liability for damages and, regardless of their merits, could be time-consuming and expensive to resolve.  We also may have greater potential exposure from warranty claims and from product recalls due to problems caused by product design. A claim for damages arising from such defects or deficiencies could have a material adverse effect on our business, results of operations and financial condition. A claim for such damages, or a product recall conducted by one of our customers, also could have an adverse effect on our business reputation.

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

Changes in financial accounting standards or policies have affected, and in the future, may affect, our reported financial condition or results of operations. Additionally, changes in securities laws and regulations have increased, and are likely to continue to increase, our operating costs.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States, or U.S. GAAP. These principles are subject to interpretation by the FASB, the American Institute of Certified Public Accountants (AICPA), the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced.

Accounting policies affecting many other aspects of our business, including rules relating to revenue recognition, off-balance sheet transactions, stock-based compensation, restructurings, asset disposals and asset retirement obligations, intangible assets, derivative and other financial instruments, and in-process research and development charges, have recently been revised or are under review. Changes to those rules or the questioning of how we interpret or implement those rules may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, our preparation of financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

The Sarbanes-Oxley Act of 2002 required changes in our corporate governance, public disclosure and compliance practices. The number of rules and regulations applicable to us has increased and will continue to increase our legal and financial compliance costs, and have made some activities more difficult, such as by requiring stockholder approval of new option plans. We also expect these developments to make it more difficult and more expensive to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. In addition, in connection with our Section 404 certification process, we may identify from time to time deficiencies in our internal controls. Any material weakness or deficiency in our internal controls over financial reporting could materially and negatively impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls over financial reporting could have a negative impact on our reputation, business and stock price.

We are subject to risks associated with natural disasters and global events.

We conduct a significant portion of our activities including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes in the past, as well as other natural disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting one or more of our facilities, it could significantly disrupt our operations, delay or prevent product manufacture and shipment for the time required to transfer production, repair, rebuild or replace the affected manufacturing facilities. This time frame could be lengthy and result in significant expenses for repair and related costs. In addition, concerns about terrorism or an outbreak of epidemic diseases could have a negative effect on travel and our business operations and result in adverse consequences on our business and results of operations.

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

We seek to mitigate default risk by investing in high quality credit securities and by positioning our investment portfolio to respond to a significant reduction in credit rating of any investment issuer, guarantor or depository. We seek to mitigate market risk by limiting the principal and investment term of funds held with any one issuer and by investing funds in marketable securities with active secondary or resale markets. As of March 31, 2007, we had no short-term investments.

We have issued the 6.75% Notes with a principal balance of $400.0 million due in 2013. We entered into interest rate swap transactions with independent third parties to effectively convert the fixed interest rate obligation to a variable rate obligation. The swap agreements, which expire in 2013, are accounted for as fair value hedges under SFAS No. 133. The aggregate notional amount of the combined swap transactions is $400.0 million. Under the terms of the swap agreements, we pay the independent third parties an interest rate equal to the six-month LIBOR rate plus a spread ranging from 2.214% to 2.250%. In exchange, we receive a fixed rate of 6.75%. At March 31, 2007 and September 30, 2006, $14.1 million and $17.1 million, respectively, has been recorded in other long-term liabilities to record the fair value of the interest rate swap transactions, with a corresponding decrease to the carrying value of the 6.75% Notes on the Condensed Consolidated Balance Sheets.

We entered into a Credit and Guaranty Agreement (the “Term Loan Agreement”) providing for a $600.0 million senior unsecured term loan which matures on January 31, 2008. The loans will bear interest at our election at either the prime rate plus a margin or at an adjusted LIBOR rate plus 2.5%. On the 181st day after closing, the margins with respect to all loans will increase by 0.5% for the remaining life of the loans.

Since certain of our debt as of March 31, 2007 are floating rate debt instruments, a 10% increase in interest rate at March 31, 2007 would result in an increase in annual gross interest expense of approximately $9.7 million. Similarly, a 10% reduction in interest rate would result in a reduction in annual interest expense of approximately $9.7 million.

Foreign Currency Exchange Risk

We transact business in foreign countries. Our primary foreign currency cash flows are in certain Asian and European countries, Australia, Brazil, Canada, and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less. Further, these contracts are not designated as part of a hedging relationship in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). At March 31, 2007 and September 30, 2006, we had forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $263.9 million and $403.4 million, respectively. The net unrealized loss on the contracts at March 31, 2007 was not material and was recorded in accrued liabilities on the Condensed Consolidated Balance Sheet. Realized gains and losses on forward exchange contracts are recognized in the Condensed Consolidated Statement of Operations in other income (expense), net. The net impact of these foreign exchange contracts was not material to the results of operations for the three and six months ended March 31, 2007 and April 1, 2006.

We also utilize foreign currency forward and option contracts to hedge certain forecasted foreign currency sales and cost of sales referred to as cash flow hedges which qualify for hedge accounting under SFAS No. 133. These contracts typically are less than 12 months. Gains and losses on these contracts related to the effective portion of the hedges are recorded in other comprehensive income until the forecasted transactions impact earnings. Gains and losses related to the ineffective portion of the hedges are immediately recognized in the Condensed Consolidated Statements of Operations. At March 31, 2007 and September 30, 2006, we had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $49.5 million and $10.1 million, respectively. The net unrealized gain on the contracts at March 31, 2007 was not material and was recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The net impact of these foreign exchange forward and option contracts was not material to the results of operations for the three and six months ended March 31, 2007 and April 1, 2006.

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

Changes in Internal Control Over Financial Reporting

There were several changes in our internal control over financial reporting during the second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  These changes relate to internal controls that were designed and implemented to address the material weakness that we identified in November 2006 and include:

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

We completed the process of implementing the aforementioned changes during the second quarter of fiscal 2007.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are a so-called “nominal defendant” party to multiple shareholder derivative lawsuits that were filed following our June 9, 2006 announcement that we had initiated an internal inquiry into our historical stock option administration practices. In particular, five separate shareholder derivative actions have been filed and consolidated into a single proceeding pending in the United States District Court for the Northern District of California, captioned In re Sanmina-SCI Corporation Derivative Litigation, Master File No. C-06-3783-JF. The first of these consolidated actions was filed June 15, 2006. A consolidated complaint was filed on October 30, 2006. In addition, three related shareholder derivative actions have been filed in Superior Court for the State of California, County of Santa Clara. These three actions, captioned Salehinasab v. Sola, et al., Case No. 1-06-CV-071786 (filed September 25, 2006); Bahnmiller v. Sola, et al., Case No. 1-06-CV-074989 (filed November 17, 2006); and Judd v. Sola, et al., Case No. 1-06-CV-075019 (filed November 17, 2006), have also been consolidated. Derivative plaintiffs intend to file a consolidated complaint, and responses to the initial complaints have been suspended at least until after the consolidated complaint is filed.

In all of these actions, the derivative plaintiffs allege that they are our shareholders and purport to bring the actions on our behalf and for our benefit. This is why we are a “nominal defendant” party to each of these actions; no relief is sought against us in these lawsuits and any recovery (net of any court award of attorneys fees and costs to derivative plaintiffs’ counsel) would belong to us. While the list of defendants varies from action to action, 27 different current and former directors and officers have been named as defendants in one or more of the actions. The defendants include Rick Ackel, Samuel Altschuler, John Bolger, Neil R. Bonke, Stephen F. Bruton, Michael J. Clarke, Alain A. Couder, Randy W. Furr, Steven H. Jackman, Elizabeth J. Jordan, Michael Landy, Christopher D. Mitchell, Eric Naroian, Hari Pillai, Carmine Renzulli, Mario M. Rosati, A. Eugene Sapp, Jr., Joseph Schell, Wayne Shortridge, Peter J. Simone, Jure Sola, Michael Sparacino, Michael Sullivan, Jacquelyn M. Ward, David White, Bernard Whitney and Dennis Young. The derivative plaintiffs allege generally that the individual defendants manipulated the grant dates of our stock options between 1995 and 2006, allegedly in breach of duties owed to us and our shareholders, causing us to report our financial results inaccurately and resulting in harm to us. Plaintiffs seek money damages against the individual defendants, an accounting for damages allegedly caused by the individual defendants, disgorgement of profits allegedly improperly obtained by the defendants, and various other types of equitable and injunctive relief. In August 2006, our Board of Directors created a Special Litigation Committee comprised of directors Alain A. Couder and Peter J. Simone, and vested that committee with the full authority on our behalf to investigate the claims asserted by the derivative plaintiffs, and to determine what action should be taken with respect to the shareholder derivative actions including without limitation whether we should pursue claims against the named defendants or other persons. The Special Litigation Committee’s investigation is substantially concluded although it has not yet issued a formal report. Both the federal and state courts ordered temporary stays of the derivative plaintiffs’ prosecution of the shareholder derivative lawsuits to permit the Special Litigation Committee reasonable time to consider the matters alleged by the derivative plaintiffs and to determine appropriate action in response to the lawsuit. Both courts have scheduled status conferences in the respective cases for late May. In the meantime, the parties are discussing the possibility of reaching an early appropriate resolution of the litigations in light of the Special Litigation Committee’s tentative conclusions.  Although the shareholder derivative lawsuits do not seek damages or other relief against us, we do owe certain indemnification obligations to our current and former directors, officers and employees involved with the stock option-related proceedings, particularly to the extent that individuals are found not to have engaged in any wrongdoing. We cannot currently predict whether the shareholder derivative lawsuits will result in any material net recovery for us.

Additionally, we are aware that the Securities and Exchange Commission, the United States Attorney for the Northern District of California, and the Department of Labor are conducting inquiries into our historical stock option administration practices. We have received informal requests for documents and other information from the Securities and Exchange Commission and a grand jury subpoena from the United States Attorney.  We also have received an information document request from the Internal Revenue Service in connection with certain historical stock option awards.  Further, the Department of Labor is conducting an audit.  We are cooperating fully with these investigations.

In addition, we are a party to certain legal proceedings that have arisen in the ordinary course of our business. We believe that the resolution of these proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

On February 26, 2007, Sanmina-SCI held its 2007 Annual Meeting of Stockholders. The matters voted upon at the meeting for shareholders of record as of January 16, 2007 and the vote with respect to each such matter are set forth below:

1.               To elect directors of Sanmina-SCI Corporation:

	For	Withheld
Neil R. Bonke	338,004,848	70,121,288
Alain Couder	434,813,732	17,625,384
Mario M. Rosati	391,271,768	51,786,007
A. Eugene Sapp, Jr	406,890,940	45,076,704
Wayne Shortridge	388,418,025	40,705,334
Peter J. Simone	419,238,039	24,519,546
Jure Sola	359,737,983	68,471,014
Jacquelyn M. Ward	387,502,543	40,753,164

2.               To approve appointment of KPMG LLP as the independent public accountants of Sanmina-SCI for the fiscal year ending September 29, 2007.

For: 414,500,240	Against: 37,217,732	Abstain: 3,055,280

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

Date: May 3, 2007

	By:	/s/ DAVID L. WHITE
David L. White
Executive Vice President and Chief Financial Officer

Date: May 3, 2007

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