Form 10-Q
period 2007-06-30
SANMINA-SCI CORP
filed 2007-08-06
CIK 897723

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Yes ☐         No ☒

As of July 25, 2007, there were 529,845,823 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	September 30, 2006
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$780,460	$491,829
Accounts receivable, net of allowances of $6,999 and $8,971, at June 30, 2007 and September 30, 2006, respectively	1,309,871	1,526,373
Inventories	1,132,555	1,318,400
Prepaid expenses and other current assets	183,839	154,401
Total current assets	3,406,725	3,491,003
Property, plant and equipment, net	603,747	620,132
Other intangible assets, net	24,061	29,802
Goodwill	1,617,747	1,613,230
Other non-current assets	89,047	94,512
Restricted cash	13,393	13,751
Total assets	$5,754,720	$5,862,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,441,851	$1,494,603
Accrued liabilities	214,401	223,263
Accrued payroll and related benefits	136,351	156,248
Current portion of long-term debt	78	100,135
Total current liabilities	1,792,681	1,974,249
Long-term liabilities:
Long-term debt, net of current portion	1,577,113	1,507,218
Other	118,782	110,400
Total long-term liabilities	1,695,895	1,617,618
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	5,487	5,519
Treasury stock	(185,548)	(186,361)
Additional paid-in capital	5,966,784	5,952,857
Accumulated other comprehensive income	49,004	42,608
Accumulated deficit	(3,569,583)	(3,544,060)
Total stockholders’ equity	2,266,144	2,270,563
Total liabilities and stockholders’ equity	$5,754,720	$5,862,430

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(Unaudited)
	(In thousands, except per share data)
Net sales	$2,488,359	$2,707,900	$7,878,838	$8,238,115
Cost of sales	2,369,584	2,545,762	7,453,665	7,742,931
Gross profit	118,775	162,138	425,173	495,184
Operating expenses:
Selling, general and administrative	92,281	85,936	282,095	263,088
Research and development	6,136	10,804	24,069	30,285
Amortization of intangible assets	1,721	2,181	4,982	6,485
Restructuring costs	6,739	72,793	28,901	129,014
Impairment of tangible assets	—	5,570	—	5,570
Total operating expenses	106,877	177,284	340,047	434,442

Operating income (loss)	11,898	(15,146)	85,126	60,742

Interest income	3,786	3,526	23,357	14,542
Interest expense	(41,044)	(27,676)	(130,155)	(91,352)
Loss on extinguishment of debt	(3,175)	—	(3,175)	(84,600)
Other income (expense), net	5,802	(5,348)	16,210	(14,737)
Interest and other expense, net	(34,631)	(29,498)	(93,763)	(176,147)

Loss before income taxes and cumulative effect of accounting change	(22,733)	(44,644)	(8,637)	(115,405)
Provision for income taxes	4,907	10,158	16,886	3,760
Loss before cumulative effect of accounting change	(27,640)	(54,802)	(25,523)	(119,165)
Cumulative effect of accounting change, net of tax	—	—	—	5,695
Net loss	$(27,640)	$(54,802)	$(25,523)	$(113,470)

Net loss per share before cumulative effect of accounting change:
Basic	$(0.05)	$(0.10)	$(0.05)	$(0.23)
Diluted	$(0.05)	$(0.10)	$(0.05)	$(0.23)

Net loss per share:
Basic	$(0.05)	$(0.10)	$(0.05)	$(0.22)
Diluted	$(0.05)	$(0.10)	$(0.05)	$(0.22)

Weighted average shares used in computing per share amounts:
Basic	527,091	527,111	527,101	525,559
Diluted	527,091	527,111	527,101	525,559

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30, 2007	July 1, 2006
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(25,523)	$(113,470)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	89,190	103,068
Restructuring (recovery of) non-cash costs	(3,868)	24,154
Provision for (recovery of) doubtful accounts	636	(2,138)
Stock-based compensation	13,512	9,410
Gain on disposal of property, plant and equipment, net	(8,419)	(933)
Cumulative effect of accounting changes, net	—	(5,695)
Proceeds from sale of accounts receivable	1,535,539	1,088,246
Impairment of tangible assets	—	5,570
Loss on extinguishment of debt	3,175	84,600
Other, net	(488)	1,030
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,307,630)	(1,188,120)
Inventories	195,252	(216,475)
Prepaid expenses and other current and non-current assets	(26,279)	(978)
Accounts payable and accrued liabilities	(90,492)	25,624
Restricted cash	1,132	878
Income tax accounts	(12,887)	(30,384)
Cash provided by (used in) operating activities	362,850	(215,613)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of long-term investments	(400)	(1,823)
Proceeds from sale of long-term investments	1,097	—
Purchases of property, plant and equipment	(54,346)	(103,677)
Proceeds from sale of property, plant and equipment	34,405	36,835
Cash paid for businesses acquired, net of cash acquired	(4,217)	(44,651)
Purchases of short-term investments	(3,259)	(19,156)
Proceeds from maturities and sale of short-term investments	5,112	78,125
Cash used in investing activities	(21,608)	(54,347)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	—	22,460
Payments of long-term debt	(1,125,000)	(750,929)
Proceeds from long-term debt, net of issuance cost	1,181,409	587,123
Payments of notes and credit facilities, net	(100,155)	(600)
Repurchase of convertible notes	—	(543)
Interest rate swap termination associated with debt extinguishment	—	(29,785)
Redemption premium associated with debt extinguishment	—	(70,751)
Proceeds from sale of common stock	382	12,836
Cash used in financing activities	(43,364)	(230,189)
Effect of exchange rate changes	(9,247)	(4,812)
Increase (decrease) in cash and cash equivalents	288,631	(504,961)
Cash and cash equivalents at beginning of period	491,829	1,068,053
Cash and cash equivalents at end of period	$780,460	$563,092

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$95,154	$72,360
Cash paid during the period for income taxes	$35,314	$37,950

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

The results of operations for the nine months ended June 30, 2007, is not necessarily indicative of the results that may be expected for the full fiscal year.

These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2006, included in our 2006 Annual Report on Form 10-K.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Certain insignificant amounts reported in previous periods have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108, addresses quantifying the financial statement effects of misstatements; specifically, how the effects of prior year uncorrected misstatements must be considered in quantifying misstatements in the current year financial statements. In addition, SAB No. 108 provides guidance on the correction of misstatements, including the correction of prior period financial statements for immaterial misstatements. Importantly, SAB No. 108 offers a “one-time” special transition provision for correcting certain prior year misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB No. 108 is effective for fiscal years ended after November 15, 2006. We expect to adopt this standard during the fourth quarter of fiscal year 2007. We are currently reviewing this bulletin to determine the potential impact to our financial statements.

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

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (EITF 06-3). In EITF

06-3, a consensus was reached that entities may adopt a policy of presenting taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including but not limited to sales and value-added taxes in the income statement on either a gross or net basis. If an entity reports these taxes on a gross basis, the entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement if that amount is significant. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company presents revenues net of sales and value-added taxes in its Condensed Consolidated Statement of Operations in accordance with EITF 06-3.

Note 2.  Stock-Based Compensation

Stock Options

The Company’s stock option plans provide its employees the right to purchase common stock at the fair market value of such shares on the grant date. The Company recognizes compensation expense related to the stock options granted over the vesting period which is generally five years. New hire options vest 20% at the end of year one and then vest ratably each month, thereafter, for the remaining four years. Recurring option grants vest ratably each month over a five-year period. One year option grants vest ratably each month over a one year period. The contract term of the options is ten years. For all option grants prior to the adoption of SFAS No. 123R, the Company recognizes compensation cost using the multiple option approach. For all option grants subsequent to the adoption of SFAS No. 123R, the Company recognizes compensation cost ratably (straight-line) over the service period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the table below. The expected life of options is based on observed historical exercise patterns. The expected volatility is an equally weighted blend of implied volatilities from traded options on our stock having a life of more than one year and historical volatility over the expected life of the options. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any dividends and has no intention to pay dividends in the foreseeable future.

On May 15, 2007, the Company executed a tender offer to exchange certain outstanding options to purchase shares of its common stock, whether vested or unvested, for new options that are granted under its 1999 Stock Plan. A total of 1,472 eligible option holders participated in the Exchange Offer. The Company accepted for cancellation options to purchase an aggregate of 17,891,363 shares of its common stock granted under the Sanmina-SCI Corporation 1990 Stock Plan, the Sanmina-SCI Corporation 1999 Stock Plan, the Sanmina-SCI Corporation Stock Option Plan 2000, the Altron 1991 Stock Option Plan (ISO plan), the Hadco Corporation Non-Qualified Stock Option Plans (dated September 7, 1990 and November 5, 1995), or the SCI Non Qualified Stock Option Plan.  Subject to the terms and conditions of the Exchange Offer, the Company granted new options under the Company’s 1999 Stock Plan to purchase an aggregate of 14,449,107 shares of its common stock in exchange for the options tendered and accepted pursuant to the Exchange Offer. Approximately $3.9 million of unamortized expense related to the cancelled options and approximately $9.6 million of incremental cost related to the Exchange will be recognized over a three year vesting period.

The assumptions used for options granted during the three and nine months ended June 30, 2007 and July 1, 2006 are presented below:

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Volatility	49.3%	55.8%	53.1%	56.4%
Risk-free interest rate	4.75%	4.99%	4.67%	4.63%
Dividend yield	0%	0%	0%	0%
Expected life of options	5.0 years	5.1 years	5.3 years	5.4 years

The weighted-average grant date fair value of stock options granted during the three and nine months ended June 30, 2007, was $0.70 and $1.06, respectively. The weighted-average grant date fair value of stock options granted during the three and nine months ended July 1, 2006 was $2.82 and $2.58, respectively.

The Company recorded approximately $1.5 million and $3.2 million of compensation expense related to stock options for the three and nine months ended June 30, 2007, respectively, in accordance with SFAS No. 123R. Compensation expense recognised for the three and nine months ended July 1, 2006 was approximately $1.0 million and $5.0 million, respectively.

As of June 30, 2007, there was $39.5 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 4.65 years.

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

The Company has treated the Employee Stock Purchase Plan as a compensatory plan and has recorded compensation expense of approximately $1.2 million and $3.1 million for the three and nine months ended July 1, 2006, respectively, in accordance with SFAS No. 123R. As a result of the stock option investigation, which has recently been concluded, the Company suspended the ESPP. The Company plans to re-activate the ESPP in the future. The Company did not record compensation expense for ESPP during the three and nine months ended June 30, 2007.

The assumptions used for the three and nine months ended July 1, 2006 are presented below:

	Three Months Ended	Nine Months Ended
	July 1, 2006	July 1, 2006

Volatility	52.0%	51.0%
Risk-free interest rate	5.01%	4.66%
Dividend yield	0%	0%
Expected life	0.75 years	0.75 years

Restricted Stock Awards

The Company grants awards of restricted stock to executive officers, directors and certain management employees. These awards vest at various periods ranging from one to four years. During the third quarter of fiscal 2007, based on new forfeiture information, the Company divided the restricted stock awards into three separate groups.  Each group of restricted stock awards has its own estimated future forfeiture rate which is based on historical trends and management’s future expectations.

Compensation expense computed for the three and nine months ended June 30, 2007 was approximately $4.0 million and $7.3 million, respectively. Compensation expense computed for the three and nine months ended July 1, 2006 was approximately $1.4 million and $1.1 million, respectively.

At June 30, 2007, unrecognized cost related to restricted stock awards totaled approximately $3.2 million. These costs are expected to be recognized over a weighted average period of 0.36 years. At the end of the third quarter of fiscal 2007, the number of shares granted but still unvested was approximately 2.7 million.

Restricted Stock Units

During fiscal year 2006, the Company began issuing restricted stock units to executive officers, directors and certain management employees. These awards vest at various periods ranging from one to four years. The units are automatically exchanged for shares at the vesting date.

Compensation expense computed based on the fair value of these awards for the three and nine months ended June 30, 2007 was approximately $2.0 million and $3.0 million, respectively. Compensation expense computed based on the fair value of these awards for the three and nine months ended July 1, 2006, was approximately $208,000 and $225,000, respectively.

At June 30, 2007, unrecognized cost related to restricted stock units totaled approximately $17.7 million. These costs are expected to be recognized over a weighted average period of 2.02 years. At the end of the third quarter of fiscal 2007, the number of shares granted, but unreleased was approximately 5.9 million.

Performance Restricted Share Plan

During the nine months ended July 1, 2006, the Company’s Compensation Committee approved the issuance of approximately 2.5 million performance restricted units at a weighted-average grant date fair value of $4.02 per unit to selected executives and other key employees. The units are automatically exchanged for vested shares when certain performance targets are met.

The Company did not record any compensation expense related to the performance restricted units for the three and nine months ended June 30, 2007 as the Company did not meet the prescribed performance levels. The Company did not record any compensation expense related to the performance restricted units during fiscal 2006 as the prescribed performance level was not met. This resulted in the forfeiture of approximately 597,375 performance restricted units. The total unrecognized compensation expense to be recognized over the remaining two years would be approximately $7.5 million, assuming the performance targets are achieved.

Note 3.  Derivative Instruments and Hedging Activities

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less. Further, these contracts are not designated as part of a hedging relationship in accordance with SFAS No. 133. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other income (expense), net in the consolidated statement of operations. At June 30, 2007 and September 30, 2006, the Company had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $302.3 million and $403.4 million, respectively. The impact of these foreign currency contracts at June 30, 2007 and September 30, 2006 was not material.

Hedging of Forecasted Foreign Currency Transactions

The Company also utilizes foreign currency forward and option contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from portions of forecasted sales and cost of sales denominated in currencies other than the U.S. dollar. These contracts typically are less than 12 months. At June 30, 2007 and September 30, 2006, the Company had outstanding forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $70.9 million and $10.1 million, respectively. The impact of these foreign currency contracts at June 30, 2007 and September 30, 2006 was not material.

Hedging of Interest Rate Exposures

On February 24, 2005, the Company entered into interest rate swap agreements with four independent swap counterparties to hedge its interest rate exposures related to its $400 million 6.75% Senior Subordinated Notes due in 2013 (the “6.75% Notes”) – refer to Note 8 to the Condensed Consolidated Balance Sheets. The swap agreements, with an aggregate notional amount of $400 million and expire in 2013, effectively convert the fixed interest rate obligation to a variable rate obligation and are accounted for as fair value hedges under SFAS No. 133 but are exempt from periodic assessment of effectiveness under Paragraph 68 of SFAS No. 133. Under the terms of the swap agreements, the Company pays the independent swap counterparties an interest rate equal to the six-month LIBOR rate plus a spread ranging from 2.214% to 2.250%. In exchange, the Company receives a fixed rate of 6.75%. At June 30, 2007 and September 30, 2006, $22.9 million and $17.1 million, respectively, has been recorded in other long-term liabilities to record the fair value of the interest rate swap transactions, with a corresponding decrease to the carrying value of the 6.75% Notes on the Condensed Consolidated Balance Sheets. The differential paid or received on the interest rate swap is recognized in earnings as an adjustment to interest expense. Interest expense for the three and nine months ended June 30, 2007 was increased by $940 thousand and $3.0 million, respectively, as a result of the difference between the 6.75% fixed interest rate on the 6.75% Notes and the variable interest rates under the swap agreements which was an average of 7.69% and 7.73% during the three and nine months ended June 30, 2007, respectively.

On June 12, 2007, the Company entered into interest rate swap agreements with two independent swap counterparties to hedge its interest rate exposures related to its $300 million aggregate principal amount of Senior Floating Rate Notes due in 2014 (the “2014 Notes”) – refer to Note 8 to the Condensed Consolidated Balance Sheets. The swap agreements, with an aggregate notional amount of $300 million and expire in 2014, effectively convert the variable interest rate obligation to a fixed rate obligation and are accounted for as cash flow hedges under SFAS No.133, subject to periodic assessment of effectiveness. Under the terms of the swap agreements, the Company pays the independent swap counterparties a fixed rate of 5.594%. In exchange, the Company receives an interest rate equal to the three-month LIBOR plus a spread of 2.75%. These swap agreements effectively fix the interest rate on the Company’s 2014 Notes at 8.344% through 2014. At June 30, 2007 and September 30, 2006, $2.5 million and $0 million, respectively, has been recorded in other long-term liabilities to record the fair value of the interest rate swap agreements, with a corresponding decrease to accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets. Over the next 12 months the Company expects to reclassify approximately $0.8 million to interest expense. Amounts in accumulated other comprehensive income (loss) will be reclassified when the hedged interest expense is realized in the consolidated statement of operations. The ineffective portion of the hedges is immediately recognized in the Condensed Consolidated Statement of Operations and was not material for the three and nine months ended June 30, 2007.

The Company’s foreign exchange forward and option contracts and interest rate swaps expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by limiting the Company’s counterparties to major financial institutions. The Company does not expect material losses as a result of default by counterparties.

Note 4.  Inventories

The components of inventories are as follows:

	As of
	June 30, 2007	September 30, 2006
	(In thousands)
Raw materials	$788,173	$905,236
Work-in-process	166,136	262,449
Finished goods	178,246	150,715
Total	$1,132,555	$1,318,400

Note 5.  Goodwill and Other Intangibles Assets

The Company realigned its reporting structure based on recent organizational changes within the Company and the different types of manufacturing services offered to its customers. As a result, the Company has identified three reporting units: Electronic Manufacturing Services, Technology Components and Personal Computing. Management is in the process of determining the allocation of goodwill for its newly realigned reporting units using the relative fair value method. The Company expects to complete this analysis during the fourth quarter of fiscal 2007.

As of June 30, 2007, the Company’s consolidated goodwill increased from $1,613 million to $1,618 million primarily as a result of $5.6 million of foreign currency translation adjustments and $2.3 million in tax reassessments related to pre-merger activity by SCI Technologies Inc, offset by a $3.6 million release of tax reserves related to a pre-merger acquisition by SCI Technologies Inc.

Goodwill information for each reporting unit based on the Company’s previous reporting structure is as follows (in thousands):

	As of	Additions	As of
	September 30,	to	June 30,
	2006	Goodwill	2007
Reporting units:
Electronic Manufacturing Services	$1,524,099	$4,517	$1,528,616
Personal Computing	89,131	—	89,131
Total	$1,613,230	$4,517	$1,617,747

The gross and net carrying values of other intangible assets at June 30, 2007 and September 30, 2006 are as follows (in thousands):

	As of June 30, 2007				As of September 30, 2006
	Gross	Impairment		Net	Gross	Impairment		Net
	Carrying	of	Accumulated	Carrying	Carrying	of	Accumulated	Carrying
	Amount	Intangibles	Amortization	Amount	Amount	Intangibles	Amortization	Amount
(In thousands)

Other intangible assets	$72,106	$(7,928)	$(40,117)	$24,061	$72,106	$(7,928)	$(34,376)	$29,802

The decrease in other intangible assets from September 30, 2006 to June 30, 2007 was due to amortization expense of approximately $5.7 million.

Estimated annual amortization expense for other intangible assets at June 30, 2007 is as follows:

Fiscal Years:	(In thousands)
2007 (remainder)	$1,884
2008	7,537
2009	4,992
2010	2,956
2011	2,866
Thereafter	3,826
$24,061

Note 6.  Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting of comprehensive income and its components. SFAS No. 130 requires companies to report “comprehensive income” that includes unrealized holding gains and losses and other items that have been excluded from net loss and reflected instead in stockholders’ equity.

The components of other comprehensive income (loss) for the three and nine months ended June 30, 2007 and July 1, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1. 2006	June 30, 2007	July 1. 2006
	(In thousands)
Net loss	$(27,640)	$(54,802)	$(25,523)	$(113,470)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,413	6,522	8,402	5,183
Unrealized holding losses on derivative financial instruments	(2,503)	—	(2,519)	(240)
Minimum pension liability	487	(43)	513	(49)
Comprehensive loss	$(26,243)	$(48,323)	$(19,127)	$(108,576)

Accumulated other comprehensive income, net of tax as applicable, consists of the following:

	As of
	June 30, 2007	September 30, 2006
	(In thousands)
Foreign currency translation adjustment	$55,566	$47,164
Unrealized holding losses on derivative financial instruments	(2,519)	—
Minimum pension liability	(4,043)	(4,556)
Total accumulated other comprehensive income	$49,004	$42,608

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

The following table sets forth the calculation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(In thousands, except per share data)
Numerator:
Loss before cumulative effect of accounting change	$(27,640)	$(54,802)	$(25,523)	$(119,165)
Cumulative effect of accounting change, net of tax	—	—	—	5,695
Net loss	$(27,640)	$(54,802)	$(25,523)	$(113,470)

Denominator:
Weighted average number of shares—basic	527,091	527,111	527,101	525,559
Effect of dilutive potential common shares	—	—	—	—
Weighted average number of shares—diluted	527,091	527,111	527,101	525,559

Net loss per share before cumulative effect of accounting change
—basic	$(0.05)	$(0.10)	$(0.05)	$(0.23)
—diluted	$(0.05)	$(0.10)	$(0.05)	$(0.23)
Net loss per share
—basic	$(0.05)	$(0.10)	$(0.05)	$(0.22)
—diluted	$(0.05)	$(0.10)	$(0.05)	$(0.22)

The following table summarizes the weighted average dilutive securities that were excluded from the above computation of diluted net loss per share because their inclusion would have an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Employee stock options	47,209,182	49,470,189	47,211,829	50,572,008
Restricted stock	4,344,654	1,726,120	3,363,487	2,062,586
Shares issuable upon conversion of 4% notes	—	—	—	2,090
Shares issuable upon conversion of 3% notes	—	12,697,848	7,759,796	12,697,848
Total anti-dilutive shares	51,553,836	63,894,157	58,335,112	65,334,532

After-tax interest expense of zero and $2.7 million related to the 3% Convertible Subordinated Notes for the three months ended June 30, 2007 and July 1, 2006, respectively, was not included in the computation of diluted income per share because to do so would be anti-dilutive. After-tax interest expense of $5.0 million related to the 3% Convertible Subordinated Notes and $8.1 million related to the 3% Convertible Subordinated Notes and Zero Coupon Convertible Subordinated Debentures for the nine months ended June 30, 2007 and July 1, 2006, respectively, was not included in the computation of diluted income per share because to do so would be anti-dilutive.

Note 8.  Debt

Senior Floating Rate Notes.  On June 12, 2007, the Company issued $300 million aggregate principal amount of Senior Floating Rate Notes due 2010 (the “2010 Notes”) and $300 million aggregate principal amount of Senior Floating Rate Notes due 2014 (the “2014 Notes”).  The Notes accrue interest at a rate per annum, reset quarterly, equal to three-month LIBOR plus 2.75%, which is payable in cash quarterly in arrears on March 15, June 15, September 15 and December 15, beginning on September 15, 2007.  The 2010 Notes will mature on June 15, 2010 and the 2014 Notes will mature on June 15, 2014. The Company incurred debt issuance costs of $12.0 million which were included in prepaid expenses and other current assets and other non-current assets and amortized over the life of the debt as interest expense.

The Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company’s existing and future senior unsecured debt.  The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by substantially all of the Company’s domestic guarantor subsidiaries. The Company may redeem the 2010 Notes, in whole or in part, at any time, at par plus accrued and unpaid interest up to, but excluding, the redemption date.  At any time prior to June 15, 2008, the Company may redeem up to 35% of the 2014 Notes with the proceeds of certain equity offerings at a redemption price equal to 100% of the principal amount of the 2014 Notes, plus a premium equal to the then-current interest rate, plus accrued and unpaid interest to, but excluding, the redemption date.  The Company may redeem the 2014 Notes, in whole or in part, beginning on June 15, 2008, at redemption prices ranging from 100% to 102% of the principal amount of the 2014 Notes, plus accrued and unpaid interest to, but excluding, the redemption date, with the actual redemption price to be determined based on the date of redemption. Following a change of control, as defined in the Indentures, the Company will be required to make an offer to repurchase all or any portion of the Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.

The indentures for the Notes include certain customary covenants that limit the ability of the Company and its guarantor subsidiaries to, among other things:

•  incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations;

•  create specified liens;

•  sell assets;

•  create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to it;

•  engage in transactions with affiliates; and

•  consolidate or merge with or into other companies or sell all or substantially all of the Company’s assets.

The restrictive covenants are subject to a number of important exceptions and qualifications set forth in the Indentures. The indentures provide for customary events of default, including payment defaults, breaches of covenants, certain payment defaults at final maturity or acceleration of other indebtedness, failure to pay certain judgments, certain events of bankruptcy, insolvency and reorganization involving the Company or certain of its subsidiaries and certain instances in which a guarantee ceases to be in full force and effect. If any event of default occurs and is continuing, subject to certain exceptions, the trustee or the Holders (as defined in the Indentures) of at least 25% in aggregate principal amount of the then outstanding 2010 Notes or 2014 Notes, as applicable, may declare all the 2010 Notes or 2014 Notes, respectively, to be due and payable immediately, together with any accrued and unpaid interest, if any, to the acceleration date. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization involving the Company or certain of its subsidiaries, such amounts with respect to the 2010 Notes or 2014 Notes, as applicable, will be due and payable immediately without any declaration or other act on the part of the trustee or the holders of the 2010 Notes or 2014 Notes, respectively.

The Company entered into interest rate swaps to hedge its long-term interest rate exposures resulting from certain of its outstanding debt obligations. On June 12, 2007, the Company entered into interest rate swap transactions with independent third parties related to the 2014 Notes pursuant to which it paid the third parties a fixed rate and received a floating rate from the third parties. The interest rate swaps had a total notional amount of $300.0 million and were designated as cash flow hedges. Under the swap agreements, the Company paid a fixed rate of 5.594% in exchange for a three month LIBOR rate plus 2.75% on the swaps. These swap agreements effectively fix the interest rate on the Company’s 2014 Notes at 8.344% through 2014.

Senior Unsecured Term Loan.   On October 13, 2006, the Company entered into a Credit and Guaranty Agreement (the “Term Loan Agreement”) providing for a $600.0 million senior unsecured term loan which matures on January 31, 2008. The Company drew down the $600.0 million term loan simultaneously with the closing of the transaction.

On June 12, 2007, the Company used the net proceeds of $588 million from the sale of the Senior Floating Rate Notes discussed above, together with cash on hand, to repay the principal amount together with accrued interest on its existing Senior Unsecured Term Loan in full.  The Company recorded a loss on extinguishment of debt of approximately $3.2 million relating to unamortized finance fees. As of June 30, 2007, no obligation remains and the Term Loan Agreement was fully paid and terminated.

8.125% Senior Subordinated Notes.   On February 15, 2006, the Company issued $600 million aggregate principal amount of 8.125% Senior Subordinated Notes due 2016 (the “8.125% Notes”). Interest is payable on the 8.125% Notes on March 1 and September 1 of each year beginning on September 1, 2006. The maturity date of the 8.125% Notes is March 1, 2016. Debt issuance costs are included in prepaid expenses and other current assets and other non-current assets and amortized on a straight-line basis over the life of the debt as interest expense. As of June 30, 2007, $1.9 million is included in prepaid expenses and other current assets and $14.8 million is included in other non-current assets. The difference between the amount of amortization calculated using the straight-line method as compared to the effective interest method was immaterial. The 8.125% Notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior debt, as defined in the indenture under which the 8.125% Notes were issued.

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

The indenture for the 8.125% Notes includes covenants that limit the ability of the Company and the ability of its restricted subsidiaries to, among other things: incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; create specified liens; sell assets; create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to the Company; engage in transactions with affiliates; incur layered debt; and consolidate or merge with or into other companies or sell all or substantially all of the Company’s assets. The restrictive covenants are subject to a number of important exceptions and qualifications set forth in the indenture for the 8.125% Notes.

The 8.125% Notes provides for customary events of default, including:

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

On January 3, 2007, the Company and U.S. Bank National Association, as trustee, entered into a supplemental indenture to the indenture under which the Company’s 8.125% Notes were issued. As permitted by the indenture, the supplemental indenture released each of the note’s guarantors from its respective obligations under its notes guarantee and the indenture.

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

The 6.75% Notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior debt as defined in the indenture for the 6.75% Notes. The Company may redeem the 6.75% Notes, in whole or in part, at any time prior to March 1, 2009, at a redemption price that is equal to the sum of (1) the principal amount of the 6.75% Notes to be redeemed, (2) accrued and unpaid interest to, but excluding, the redemption date on those 6.75% Notes and (3) a make-whole premium calculated in the manner specified in the indenture for the 6.75% Notes. The Company may redeem the 6.75% Notes, in whole or in part, beginning on March 1, 2009, at declining redemption prices ranging from 103.375% to 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, with the actual redemption price to be determined based on the date of redemption. At any time prior to March 1, 2008, the Company may redeem up to 35% of the 6.75% Notes with the proceeds of certain equity offerings at a redemption price equal to 106.75% of the principal amount of the 6.75% Notes, plus accrued and unpaid interest to, but excluding, the redemption date, so long as after giving effect to any such redemption, at least 65% of the aggregate principal amount of the 6.75% Notes remains outstanding.

Following a change of control, as defined in the indenture for the 6.75% Notes, the Company will be required to make an offer to repurchase all or any portion of the 6.75% Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.

The indenture for the 6.75% Notes includes covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; create specified liens; sell assets; create or permit restrictions on the ability of its restricted subsidiaries to pay dividends or make other distributions to the Company; engage in transactions with affiliates; incur layered debt; and consolidate or merge with or into other companies or sell all or substantially all of its assets. The restricted covenants are subject to a number of important exceptions and qualifications set forth in the indenture for the 6.75% Notes.

The indenture for the 6.75% Notes provides for customary events of default, including payment defaults, breaches of covenants, certain payment defaults at final maturity or acceleration of certain other indebtedness, failure to pay certain judgments, certain events of bankruptcy, insolvency and reorganization and certain instances in which a guarantee ceases to be in full force and effect. If any event of default occurs and is continuing, subject to certain exceptions, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 6.75% Notes may declare all the 6.75% Notes to be due and payable immediately, together with any accrued and unpaid interest, if any, to the acceleration date. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, such amounts with respect to the 6.75% Notes will be due and payable immediately without any declaration or other act on the part of the trustee or the holders of the 6.75% Notes.

On January 3, 2007, the Company and U.S. Bank National Association, as trustee, entered into a supplemental indenture to the indenture under which the Company’s 6.75% Notes were issued. As permitted by the indenture, the supplemental indenture released each of the note’s guarantors from its respective obligations under its notes guarantee and the indenture.

3% Convertible Subordinated Notes due 2007.   In March 2000, SCI issued $575.0 million aggregate principal amount of 3% Convertible Subordinated Notes due March 15, 2007, or 3% Notes. On October 13, 2006, SCI Systems, Inc., one of the Company’s wholly-owned subsidiaries (“SCI Systems”), initiated, in accordance with the terms thereof, the satisfaction and discharge of the Indenture, dated as of March 15, 2000, by and between SCI Systems and the Bank of New York Trust Company, National Association, as trustee (as supplemented, the “Indenture”), pursuant to which SCI Systems issued its 3% Notes due 2007. As a result, $532.9 million in cash was deposited with the trustee which represented a portion of the proceeds obtained from the Senior Unsecured Term Loan entered into on October 13, 2006 and was equal to the principal and interest due on the 3% Notes at maturity on March 15, 2007. The restricted cash of $532.9 million was released by the trustee to pay the bondholders upon maturity of the 3% Notes on March 15, 2007. Accordingly, as of June 30, 2007, the 3% Notes were fully satisfied and discharged.

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

All of the Company’s existing and future domestic subsidiaries guaranty the obligations under the Restated Credit Agreement, subject to some limited exceptions. The Company’s obligations and the obligations of its subsidiaries under the credit facility are secured by: substantially all of the assets of its United States subsidiaries located in the United States; a pledge of all capital stock of substantially all of its United States subsidiaries; a pledge of 65% of the capital stock of certain of its and its United States subsidiaries’ first-tier foreign subsidiaries; and mortgages on certain domestic real estate.

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

On October 13, 2006, the Company and the required lenders entered into an amendment for its Restated Credit Agreement to permit the Company to enter into the Senior Unsecured Term Loan described above. The amendment also revised the collateral release provision under the Restated Credit Agreement such that collateral (other than stock pledges and other collateral the Company requests not to be released) will be released at such time as specified conditions are met, including that the Company has repaid in full the outstanding amount under the Senior Unsecured Term Loan and its credit ratings meet specified thresholds. If following the release of any portion of the collateral pursuant to the provisions of the credit agreement described above, the Company’s credit ratings fall below specified thresholds, then the Company is required to take such actions as are necessary to grant and perfect a security interest in the assets and properties that would at that time comprise the collateral if the relevant collateral documents were still in effect. On December 29, 2006, the Company entered into an amendment and waiver to the Restated Credit Agreement. Among other things, this amendment amended the minimum required levels for both financial covenants and certain related definitions. The fees in regards to the amendment and waiver were deferred and amortized over the remaining term of the agreement. The amount of the fees was immaterial to the consolidated financial statements.

On June 5, 2007, the Company entered into an amendment to its Amended and Restated Credit and Guaranty Agreement dated as of December 16, 2005, to permit the Company to incur the indebtedness resulting from the issuance of the Senior Floating Rate Notes discussed above. In addition, the Amendment amended the required levels for the fixed charge coverage ratio and leverage ratio. The fees paid in regards to the amendment were deferred and amortized over the remaining term of the agreement. The amount of the fees was not material to the Condensed Consolidated Financial Statements.

As of June 30, 2007, there was no balance outstanding under the Restated Credit Agreement as of June 30, 2007. Additionally, the Company pays a commitment fee of 0.35% per annum on the unused portion of the credit facility.

The Company is in compliance with its covenants for the above debt instruments as of June 30, 2007. However, the Company may be required to seek waivers or amendments to certain covenants for the above debt instruments if it is unable to comply with the requirements of the covenants in the future or if the Company takes actions such as the divestiture of strategic assets that are not permitted by the covenants.

Note 9. Sale of Accounts Receivable

Certain of the Company’s subsidiaries have entered into agreements that permit them to sell specified accounts receivable. The purchase price for receivables sold under these agreements ranges from 95% to 100% of the face amount less a discount charge (based on LIBOR plus a percentage ranging from 0.4% to 1.5%) for the period from the date the receivable is sold to its collection date. Accounts receivable sales under these agreements were $558.7 million and $1.5 billion for the three and nine month periods ended June 30, 2007, respectively. The sold receivables are subject to certain limited recourse provisions. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability,” accounts receivable sold are removed from the Condensed Consolidated Balance Sheet and are reflected as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. As of June 30, 2007, $331.3 million of sold accounts receivable remain subject to certain recourse provisions. The Company has not experienced any credit losses under these recourse provisions. The discount charge recorded during the three month periods ended June 30, 2007 and July 1, 2006 was $2.4 million and $1.6 million, respectively. The discount charge recorded during the nine month periods ended June 30, 2007 and July 1, 2006 was $6.8 million and $3.4 million, respectively. The discount charge is recorded in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations.

As part of the sale of accounts receivable, the Company had a retained ownership interest (i.e. 100% of the receivable face amount less the purchase price) of $10.7 million at June 30, 2007. The retained interest was included in prepaid and other current assets.

Note 10. Commitments and Contingencies

Litigation and other contingencies.   The Company is a so-called “nominal defendant” party in multiple shareholder derivative lawsuits and the Securities and Exchange Commission (“SEC”) and the Department of Labor are conducting informal inquiries. The Company has received a subpoena from the U.S. Attorney’s office and the Company has received an information document request from the Internal Revenue Service in connection with certain historical stock option grants. Presently, the Company is unable to predict the outcome of these matters.

From time to time, the Company is a party to litigation and other contingencies, including examinations by taxing authorities, which arise in the ordinary course of business. The Company believes that the resolution of such litigation and other contingencies will not materially harm its business, financial condition or results of operations.

Warranty Reserve. The following tables summarize the warranty reserve balance:

Balance as of September 30, 2006	Additions to Accrual	Accrual Utilized	Balance as of June 30, 2007
	(in thousands)
$16,442	$19,532	$(16,390)	$19,584

Balance as of October 1, 2005	Additions to Accrual	Accrual Utilized	Balance as of July 1, 2006
	(in thousands)
$20,867	$6,221	$(11,449)	$15,639

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

•                  The separation of its personal and business computing business and the evaluation of strategic alternatives to enhance its value; and

•                  Other consolidation and facility closure actions.

Below is a summary of the activities related to restructuring initiated in the three and nine months ended June 30, 2007:

	Employee Termination / Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Fixed Assets or Redundant Fixed Assets
	Cash	Cash	Non-Cash	Total
	(In thousands)
Balance at September 30, 2006	$—	$—	$—	$—
Charges to operations	501	364	—	865
Charges utilized	(501)	(364)	—	(865)
Balance at December 30, 2006	—	—	—	—
Charges to operations	17,876	55	—	17,931
Charges utilized	(1,833)	(55)	—	(1,888)
Balance at March 31, 2007	16,043	—	—	16,043
Charges to operations	4,465	1,638	122	6,225
Charges utilized	(16,052)	(941)	(122)	(17,115)
Reversal of accrual	(75)	—	—	(75)
Balance at June 30, 2007	$4,381	697	—	$5,078

During the three months and nine months ended June 30, 2007, the Company recorded restructuring charges of approximately $6.2 million and $24.9 million, respectively. Approximately $16.0 million of employee termination benefits were utilized and approximately 400 employees were terminated during the three month period ended June 30, 2007. For the nine month period ended June 30, 2007, the majority of these restructuring charges were for employee termination benefits for approximately 1,300 employees.

Below is a summary of the activities related to restructuring activities that were announced in prior fiscal years:

	Employee Termination / Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Fixed Assets or Redundant Fixed Assets
	Cash	Cash	Non-Cash	Total
	(In thousands)
Balance at October 2, 2004	$18,807	$18,732	$—	$37,539
Charges to operations	86,736	22,996	11,039	120,771
Charges utilized	(68,606)	(27,262)	(11,039)	(106,907)
Reversal of accrual	(2,508)	—	—	(2,508)
Balance at October 1, 2005	34,429	14,466	—	48,895
Charges to operations	97,226	16,964	24,029	138,219
Charges utilized	(97,323)	(21,166)	(24,029)	(142,518)
Reversal of accrual	(5,528)	(460)	—	(5,988)
Balance at September 30, 2006	28,804	9,804	—	38,608
Charges (recovery) to operations	2,370	3,120	(2,874)	2,616
Charges, recovery (utilized)	(16,949)	(3,954)	2,874	(18,029)
Reversal of accrual	(266)	—	—	(266)
Balance at December 30, 2006	13,959	8,970	—	22,929
Charges (recovery) to operations	483	1,744	(879)	1,348
Charges, recovery (utilized)	(1,422)	(2,709)	879	(3,252)
Reversal of accrual	(243)	(89)	—	(332)
Balance at March 31, 2007	12,777	7,916	—	20,693
Charges (recovery) to operations	209	1,898	(71)	2,036
Charges, recovery (utilized)	(1,052)	(2,582)	71	(3,563)
Reversal of accrual	(929)	(352)	(166)	(1,447)
Balance at June 30, 2007	$11,005	$6,880	$(166)	$17,719

During the three month period ended June 30, 2007, the Company recovered previously recognized restructuring expenses of approximately $71,000 from the sale of facilities that had previously been exited. The employee termination benefits were related to the involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $1.1 million of employee termination benefits were utilized and approximately 1,100 employees were terminated. The Company reversed approximately $1.4 million of accrued restructuring cost due to a revision of the estimates.

During the nine month period ended June 30, 2007, the Company recognized a net gain of approximately $3.9 million from the sale of facilities that had previously been exited. The employee termination benefits were related to involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $19.4 million of employee termination benefits were utilized and approximately 4,800 employees were terminated.

As of June 30, 2007, the Company’s accrued estimate of anticipated lease costs associated with facilities which were closed in connection with our restructuring activities that were announced in prior fiscal years was approximately $6.9 million. The Company expects to pay remaining facilities related restructuring liabilities for all restructuring plans announced in prior fiscal years through 2010. Total restructuring costs accrued as of June 30, 2007 were $22.8 million, of which $18.6 million was included in accrued liabilities and $4.2 million was included in other long-term liabilities on the Condensed Consolidated Balance Sheet.

Segments. The following table summarizes the net restructuring costs incurred with respect to the Company’s reportable segments (in thousands):

	Three Months ended June 30, 2007	Nine Months ended June 30, 2007
	(In thousands)
Personal Computing	$2,417	$2,276
Electronic Manufacturing Services	4,322	26,625
Total	$6,739	$28,901

Cash	$6,854	$32,769
Non-cash	(115)	(3,868)
Total	$6,739	$28,901

The cumulative restructuring costs per segment have not been disclosed as it is impractical to do so. The recognition of restructuring charges requires the Company’s management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activities, including estimating sublease income and the fair value, less selling costs, of property, plant and equipment to be disposed of. Management’s estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded.

Note 12. Business Segment, Geographic and Customer Information

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. The Company realigned its reporting structure based on recent organizational changes within the Company and the different types of manufacturing services offered to its customers. As a result, the Company identified three operating segments: Electronic Manufacturing Services, Technology Components and Personal Computing. Under the aggregation provisions of SFAS No. 131, the Company has aggregated the Technology Components operating segment into the Electronic Manufacturing Services operating segment. The realignment of the reporting structure did not change the previously reported reportable segments - Electronic Manufacturing Services and Personal Computing.

The following table presents information about reportable segments for the following periods:

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(In thousands)
Net sales:
Electronic Manufacturing Services	$1,688,800	$1,946,142	$5,435,593	$5,780,953
Personal Computing	799,559	761,758	2,443,245	2,457,162
Total net sales	$2,488,359	$2,707,900	$7,878,838	$8,238,115

Gross profit:
Electronic Manufacturing Services	$104,375	$151,407	$379,990	$451,971
Personal Computing	14,400	10,731	45,183	43,213
Total gross profit	$118,775	$162,138	$425,173	$495,184

For the three months ended June 30, 2007, three customers in Personal Computing accounted for 12.9%, 11.5% and 11.4%, respectively, of total consolidated revenues. For the nine months ended June 30, 2007 three customers in Personal Computing accounted for 12.0%, 11.5% and 10.9%, respectively, of consolidated revenue. For the quarters ended June 30, 2007 and July 1, 2006, there were no inter-segment sales between Electronic Manufacturing Services and Personal Computing.

The following table summarizes financial information by geographic segment:

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(In thousands)
Net sales:
Domestic	$578,719	$648,848	$1,911,490	$2,064,998
International	1,909,640	2,059,052	5,967,348	6,173,117
Total net sales	$2,488,359	$2,707,900	$7,878,838	$8,238,115

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(In thousands)
Operating income/(loss):
Domestic	$(17,704)	$8,110	$(14,631)	$(38)
International	29,602	(23,256)	99,757	60,780
Total operating income/(loss)	$11,898	$(15,146)	$85,126	$60,742

Note 13. Subsequent Events

On July 30, 2007, the Company commenced a tender offer to exchange certain options to purchase shares of its common stock, whether vested or unvested, primarily for non-U.S employees in eligible countries. The exchange ratio for this offer will range from one (1) to three (3) exchanged stock options for every one (1) new stock option granted. This tender offer will expire on August 27, 2007 unless extended and is subject to the terms and conditions set forth in the Offer to Exchange Certain Outstanding Options for New Options, dated July 30, 2007, which was filed with the Securities Exchange Commission on July 30, 2007. If all eligible stock options are exchanged, existing options to purchase approximately 5 million shares will be cancelled and options to purchase approximately 4 million shares will be granted. The purpose of this exchange is to foster retention of our valuable employees and better align the interests of our employees and shareholders to maximize shareholder value, in addition to mitigate the exposure with respect to Internal Revenue Code Section 409A for U.S. employees. For more information, refer to our Tender Offer Statement filings with the Securities and Exchange Commission on July 30, 2007.

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

A relatively small number of customers historically have been responsible for a significant portion of our net sales. Sales to our ten largest customers accounted for 61.6% of our net sales for both the three and nine months ended June 30, 2007, respectively. Three customers accounted for 10% or more of our net sales during both the three and nine months ended June 30, 2007. Sales to our ten largest customers accounted for 60.1% and 61.6% of our net sales for the three and nine months ended July 1, 2006, respectively. One customer accounted for 10% or more of our net sales during the three months ended July 1, 2006, and two customers accounted for 10% or more of our net sales during the nine months ended July 1, 2006.

In recent periods, we have generated a significant portion of our net sales from international operations. During the nine months ended June 30, 2007 and July 1, 2006, 75.7% and 74.9%, respectively, of our consolidated net sales were derived from non-U.S. operations. Consolidated net sales from international operations during the three month periods ended June 30, 2007 and July 1, 2006 represented 76.7% and 76.0%, respectively, of our consolidated net sales. The concentration of international operations has resulted from a desire on the part of many of our customers to move production to lower cost locations in regions such as Asia, Latin America and Eastern Europe. We expect this trend to continue.

Historically, we have had substantial recurring sales from existing customers. We have also expanded our customer base through acquisitions. We typically enter into supply agreements with our major OEM customers. These agreements generally have terms ranging from three to five years and typically cover the manufacture of a range of products. Under these agreements, a customer typically agrees to purchase its requirements for particular products in particular geographic areas from us. These agreements generally do not obligate the customer to purchase minimum quantities of products. In some circumstances our supply agreements with customers provide for cost reduction objectives during the term of the agreement.

We have experienced fluctuations in gross margins and in our results of operations in the past and may continue to experience such fluctuations in the future. Fluctuations in our gross margins may be caused by a number of factors, including pricing, changes in product mix, competitive pressures, transition of manufacturing to lower cost locations and overall business levels.

On November 16, 2006, we announced three restructuring actions:

•                  The realignment of our original design manufacturing activities to focus on joint development activities;

•                  The separation of our personal and business computing business and the evaluation of strategic alternatives to enhance its value; and

•                  Other consolidation and facility closure actions.

On March 19, 2007, we commenced a tender offer to exchange certain stock options to purchase shares of our common stock, whether vested or unvested, held by our U.S employees, for new stock options that were granted under our 1999 Stock Plan. The exchange ratio for this offer ranged from one (1) to three (3) exchanged stock options for every one (1) new stock option granted. This tender offer expired on May 15, 2007 and was subject to the terms and conditions set forth in the Offer to Exchange Certain Outstanding Options for New Options, dated March 19, 2007, which was filed with the Securities Exchange Commission on March 19, 2007. We exchanged existing stock options to purchase 17,891,363 shares for options to purchase 14,449,107 shares in this tender offer. Approximately $3.9 million of unamortized expense related to the cancelled options and approximately $9.6 million of incremental cost related to the exchange will be recognized over a three year vesting period. The purpose of this exchange was to mitigate the exposure with respect to Internal Revenue Code Section 409A. For more information, refer to our Tender Offer Statement filings with the Securities and Exchange Commission on April 13, 2007 and April 30, 2007.

On July 30, 2007, we commenced a tender offer to exchange certain stock options to purchase shares of our common stock, whether vested or unvested, primarily for non-U.S employees in eligible countries. The exchange ratio for this offer will range from one (1) to three (3) exchanged stock options for every one (1) new stock option granted. This tender offer will expire on August 27, 2007 unless extended and is subject to the terms and conditions set forth in the Offer to Exchange Certain Outstanding Options for New Options, dated July 30, 2007, which was filed with the Securities Exchange Commission on July 30, 2007. If all eligible stock options are exchanged, existing options to purchase approximately 5 million shares will be cancelled and options to purchase approximately 4 million shares will be granted. The purpose of this exchange is to foster retention of our valuable employees and better align the interests of our employees and shareholders to maximize shareholder value, in addition to mitigate the exposure with respect to Internal Revenue Code Section 409A for U.S. employees. For more information, refer to our Tender Offer Statement filings with the Securities and Exchange Commission on July 30, 2007.

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

Summary Results of Operations

The following table sets forth, for the periods indicated, key operating results (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(In thousands)
Net sales	$2,488,359	$2,707,900	$7,878,838	$8,238,115
Gross profit	$118,775	$162,138	$425,173	$495,184
Operating income (loss)	$11,898	$(15,146)	$85,126	$60,742
Net loss	$(27,640)	$(54,802)	$(25,523)	$(113,470)

The following table sets forth, for the three and nine months ended June 30, 2007 and July 1, 2006, certain items in the Condensed Consolidated Statement of Operations expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	95.2	94.0	94.6	94.0
Gross margin	4.8	6.0	5.4	6.0
Operating expenses:
Selling, general and administrative	3.7	3.2	3.6	3.2
Research and development	0.2	0.4	0.3	0.4
Amortization of intangible assets	0.1	0.1	0.1	0.1
Restructuring costs	0.3	2.6	0.3	1.6
Impairment of tangible assets	—	0.2	—	0.1
Total operating expenses	4.3	6.5	4.3	5.4
Operating income (loss)	0.5	(0.5)	1.1	0.6
Interest income	0.2	0.1	0.3	0.2
Interest expense	(1.7)	(1.0)	(1.7)	(1.1)
Loss on extinguishment of debt	(0.1)	—	—	(1.0)
Other income (expense), net	0.2	(0.2)	0.2	(0.2)
Interest and other expense, net	(1.4)	(1.1)	(1.2)	(2.1)
Loss before income taxes and cumulative effect of accounting changes	(0.9)	(1.6)	(0.1)	(1.5)
Provision for income taxes	0.2	0.4	0.2	—
Loss before cumulative effect of accounting change	(1.1)	(2.0)	(0.3)	(1.5)
Cumulative effect of accounting change, net of tax	—	—	—	0.1
Net loss	(1.1)%	(2.0)%	(0.3)%	(1.4)%

Other key performance measures

The following table sets forth, for the periods indicated, certain key performance measures that management utilizes to assess operating results:

	Three Months Ended
	June 30, 2007	March 31, 2007	July 1, 2006
Days sales outstanding(1)	47	49	53
Inventory turns(2)	8.4	8.1	8.1
Accounts payable days(3)	56	51	56
Cash cycle days(4)	35	43	42

(1)	Days sales outstanding is calculated as the ratio of ending accounts receivable, net, for the quarter divided by average daily net sales for the quarter.
(2)	Inventory turns are calculated as the ratio of four times our cost of sales for the quarter divided by inventory at period end.
(3)

Accounts payable days is calculated as the ratio of 365 days divided by accounts payable turns, in which accounts payable turns is calculated as the ratio of four times our cost of sales for the quarter divided by accounts payable at period end.

(4)	Cash cycle days is calculated as the ratio of 365 days divided by inventory turns plus days sales outstanding minus accounts payable days.

Results of Operations

Net Sales

Net sales for the three month period ended June 30, 2007 decreased by 8.1% to $2.5 billion from $2.7 billion in the three month period ended July 1, 2006. Net sales decreased by 4.4% to $7.9 billion for the nine months ended June 30, 2007, from $8.2 billion for the nine months ended July 1, 2006. The decrease in sales for the three months ended June 30, 2007 was primarily due to decreased demand of approximately $135 million from our customers in the communications end-market, $111 million from the high-end computing end market and $80 million from the consumer products end-market partially offset by increases of $45 million from our medical end market, $34 million from our personal computing end market, and $20 million from our defense and aerospace business. The decline in revenue for the nine months ended June 30, 2007 was primarily due to decreased demand of approximately $275 million from our customers in the communications end-market, $243 million from our high-end computing end market and $32 million from the consumer product business partially offset by increases of $100 million from our medical end market, $51 million from our industrial instruments business and $48 million from our defense and aerospace business.

Gross Margin

Gross margin decreased from 6.0% in the third quarter of fiscal 2006 to 4.8% in the third quarter of fiscal 2007 and decreased from 6.0% for the nine months ended July 1, 2006 to 5.4% for the nine months ended June 30, 2007. The decrease in gross margins for the three and nine months ended June 30, 2007 was primarily a result of weak demand in our communications and high-end computing end markets that significantly impacted sales in our printed circuit board fabrication, enclosures business and new product introduction business. Lower demand in these higher margin businesses had a larger than proportional impact on our profitability. In addition, the decrease in gross margins for the three months ended June 30, 2007 was partially due to operational inefficiencies in our enclosures business. We expect gross margins to continue to fluctuate based on overall production and shipment volumes as well as changes in the mix of products demanded by our major customers.

Fluctuations in our gross margins may be caused by a number of factors, including:

•       Greater competition in EMS and pricing pressures from OEMs due to the greater cost reduction focus of global OEMs;

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

•       Our ability to operate efficiently;

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

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses increased $6.4 million to $92.3 million in the third quarter of fiscal 2007 from $85.9 million in the third quarter of fiscal 2006. Selling, general and administrative expenses increased as a percentage of net sales to 3.7% in the third quarter of fiscal 2007 from 3.2% in the third quarter of fiscal 2006. For the nine months ended June 30, 2007, selling, general and administrative expenses increased to $282.1 million from $263.1 million for the nine months ended July 1, 2006. Selling, general and administrative expenses increased as a percentage of net sales from 3.2% for the first nine months of fiscal 2006 to 3.6% for the first nine months of fiscal 2007. The dollar increase in selling, general and administrative expenses in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 was primarily attributable to an increase in stock based compensation expenses of $4.3 million, an increase in the bad debt provision of $1.1 million and additional expenses we incurred in connection with our investigation of stock option administration policies and procedures of $1.0 million. The dollar increase in selling, general and administrative expenses for the nine months ended June 30, 2007 as compared to the nine months ended July 1, 2006 was primarily attributable to expenses we incurred in connection with our investigation of stock option administration policies and procedures of $6.5 million, an increase in stock based compensation expenses of $5.4 million, an increase in administration fees of $3.4 million related to an increase in the amount of accounts receivable sold during the first nine months of fiscal 2007, an increase in the bad debt provision of $2.5 million, and increased selling and marketing expenses of $1.2 million. The increase in selling, general and administrative expenses for the three and nine months ended June 30, 2007 as compared to the three and nine months ended July 1, 2006 in terms of percentage of sales was primarily attributable to increased expenses as noted above and lower net sales for the three and nine months ended June 30, 2007.

Research and Development

Research and development expenses decreased by $4.7 million to $6.1 million in the third quarter of fiscal 2007 from $10.8 million in the third quarter of fiscal 2006. Research and development expenses decreased by $6.2 million to $24.1 million for the nine month period ended June 30, 2007 from $30.3 million for the nine month period ended July 1, 2006.  Research and development as a percentage of net sales decreased to 0.2% for the three months ended June 30, 2007 and to 0.3% for the nine months ended June 30, 2007 from 0.4% for both the three and nine months ended July 1, 2006. The decrease in both dollars and as a percentage of net sales is primarily due to our decision to realign our original design manufacturing activities to focus on joint development activities.

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

•                  The separation of our personal and business computing business and the evaluation of strategic alternatives to enhance our value; and

•                  Other consolidation and facility closure actions.

Costs associated with restructuring activities initiated on or after January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 where applicable. Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable. For all other restructuring costs, a liability is recognized in accordance with SFAS No. 146 only when incurred. Costs associated with restructuring activities initiated prior to January 1, 2003, other than those activities related to purchase business combinations, are accounted for in accordance with EITF 94-3 and SFAS No. 112 where applicable. Accordingly, costs associated with such plans are recorded as restructuring costs in the Consolidated Statements of Operations generally at the commitment date. Costs associated with restructuring activities related to purchase business combinations are accounted for in accordance with EITF 95-3. Accrued restructuring costs are included in accrued liabilities in the Condensed Consolidated Balance Sheets.

Below is a summary of the activities related to restructuring initiated in the three and nine months ended June 30, 2007:

	Employee Termination / Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Fixed Assets or Redundant Fixed Assets
	Cash	Cash	Non-Cash	Total
	(In thousands)
Balance at September 30, 2006	$—	$—	$—	$—
Charges to operations	501	364	—	865
Charges utilized	(501)	(364)	—	(865)
Balance at December 30, 2006	—	—	—	—
Charges to operations	17,876	55	—	17,931
Charges utilized	(1,833)	(55)	—	(1,888)
Balance at March 31, 2007	16,043	—	—	16,043
Charges to operations	4,465	1,638	122	6,225
Charges utilized	(16,052)	(941)	(122)	(17,115)
Reversal of accrual	(75)	—	—	(75)
Balance at June 30, 2007	$4,381	697	—	$5,078

During the three months and nine months ended June 30, 2007, we recorded restructuring charges of approximately $6.2 million and $24.9 million, respectively. Approximately $16.0 million of employee termination benefits were utilized and approximately 400 employees were terminated during the three month period ended June 30, 2007. For the nine month period ended June 30, 2007, the majority of these restructuring charges were for employee termination benefits for approximately 1,300 employees.

Below is a summary of the activities related to restructuring activities that were announced in prior fiscal years:

	Employee Termination / Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Fixed Assets or Redundant Fixed Assets
	Cash	Cash	Non-Cash	Total
	(In thousands)
Balance at October 2, 2004	$18,807	$18,732	$—	$37,539
Charges to operations	86,736	22,996	11,039	120,771
Charges utilized	(68,606)	(27,262)	(11,039)	(106,907)
Reversal of accrual	(2,508)	—	—	(2,508)
Balance at October 1, 2005	34,429	14,466	—	48,895
Charges to operations	97,226	16,964	24,029	138,219
Charges utilized	(97,323)	(21,166)	(24,029)	(142,518)
Reversal of accrual	(5,528)	(460)	—	(5,988)
Balance at September 30, 2006	28,804	9,804	—	38,608
Charges (recovery) to operations	2,370	3,120	(2,874)	2,616
Charges, recovery (utilized)	(16,949)	(3,954)	2,874	(18,029)
Reversal of accrual	(266)	—	—	(266)
Balance at December 30, 2006	13,959	8,970	—	22,929
Charges (recovery) to operations	483	1,744	(879)	1,348
Charges, recovery (utilized)	(1,422)	(2,709)	879	(3,252)
Reversal of accrual	(243)	(89)	—	(332)
Balance at March 31, 2007	12,777	7,916	—	20,693
Charges (recovery) to operations	209	1,898	(71)	2,036
Charges, recovery (utilized)	(1,052)	(2,582)	71	(3,563)
Reversal of accrual	(929)	(352)	(166)	(1,447)
Balance at June 30, 2007	$11,005	$6,880	$(166)	$17,719

During the three month period ended June 30, 2007, we recovered previously recognized restructuring expenses of approximately $71,000 from the sale of facilities that had previously been exited. The employee termination benefits were related to involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $1.1 million of employee termination benefits were utilized and approximately 1,100 employees were terminated. We reversed approximately $1.4 million of accrued restructuring cost due to a revision of the estimates.

During the nine month period ended June 30, 2007, we recognized a net gain of approximately $3.9 million from the sale of facilities that had previously been exited. The employee termination benefits were related to involuntary termination of employees, the majority of which were involved in manufacturing activities. Approximately $19.4 million of employee termination benefits were utilized and approximately 4,800 employees were terminated.

As of June 30, 2007, our accrued estimate of the anticipated lease costs associated with facilities that were closed in connection with our restructuring activities that were announced in prior fiscal years was approximately $6.9 million. We expect to pay remaining facilities related restructuring liabilities for all restructuring plans announced in prior fiscal years through 2010. Total restructuring costs accrued as of June 30, 2007 were $22.8 million, of which $18.6 million was included in accrued liabilities and $4.2 million was included in other long-term liabilities on the Condensed Consolidated Balance Sheet.

Segments.  The following table summarizes the net restructuring costs incurred with respect to our reportable segments (in thousands):

	Three Months ended June 30, 2007	Nine Months ended June 30, 2007
	(In thousands)
Personal Computing	$2,417	$2,276
Electronic Manufacturing Services	4,322	26,625
Total	$6,739	$28,901

Cash	$6,854	$32,769
Non-cash	(115)	(3,868)
Total	$6,739	$28,901

The cumulative restructuring costs per segment have not been disclosed as it is impractical to do so. The recognition of restructuring charges requires our management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activities, including estimating sublease income and the fair value, less selling costs, of property, plant and equipment to be disposed of. Management’s estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded.

On November 16, 2006, we announced two strategic decisions: to realign our ODM activities to focus on joint development manufacturing and to create a more separable personal and business computing business unit. We also announced that we may further consolidate operations in higher-cost geographies to further enhance profitability. We expect to record additional charges that are currently not estimable related to these anticipated actions in the near term.

Interest Expense

Interest expense increased $13.3 million to $41.0 million in the third quarter of fiscal 2007 from $27.7 million in the third quarter of fiscal 2006. The increase in interest expense for the three months ended June 30, 2007 is primarily attributable to the interest expense related to the $600 million unsecured term loan which we entered into and simultaneously drew down on October 13, 2006, and subsequently repaid during the third quarter of fiscal 2007, interest expense related to the two $300 million Senior Floating Rate Notes issued during the third quarter of fiscal 2007 and interest expense from increased weighted average borrowing against our revolving credit facility, partially offset by a decrease in interest expense resulting from the full discharge of our 3% Notes during the second quarter of fiscal 2007.

Interest expense increased $38.8 million to $130.2 million for the nine months ended June 30, 2007 from $91.4 million for the nine months ended July 1, 2006. The increase in interest expense for the nine months ended June 30, 2007 is primarily attributable to the interest expense related to the $600 million unsecured term loan which we entered into and simultaneously drew down on October 13, 2006, and subsequently repaid during the third quarter of fiscal 2007, interest expense from increased weighted average borrowing against our revolving credit facility during the first nine months of fiscal 2007, higher interest rate due to the interest rate swap on our 6.75% Notes and interest expense related to the two $300 million Senior Floating Rate Notes issued during the third quarter of fiscal 2007, partially offset by a decrease in interest expense from the refinancing of the 10.375% Notes with the 8.125% Notes during the second quarter of fiscal 2006 and decrease in interest expense resulting from the full discharge of our 3% Notes during the second quarter of fiscal 2007.

Loss on Extinguishment of Debt

On June 12, 2007, we used the net proceeds of $588 million from the sale of the Senior Floating Rate Notes, together with cash on hand, to repay in full the principal amount together with accrued interest on our existing Senior Unsecured Term Loan. We recorded a loss on extinguishment of debt of approximately $3.2 million representing unamortized finance fees. As of June 30, 2007, the Term Loan Agreement was fully paid and terminated.

On February 15, 2006, we issued $600 million aggregate principal amount of our 8.125% Notes. In connection with the debt issuance, we also made a cash tender offer for the redemption of all of our $750 million aggregate principal amount of our outstanding 10.375% Senior Subordinated Notes. The 10.375% Notes, which had been previously swapped to a floating rate, cost us approximately $80 million in annual interest expense. In the process of evaluating our capital structure and other alternatives, we concluded, on a net present value basis, that our best economic strategy was to tender for the 10.375% Notes. The refinancing resulted in interest expense savings of approximately $31 million per year; was cash flow positive by approximately $21 million per year, net of forgone interest income on cash used; was positive on a net present value basis over the next 10 years; and extended our debt maturities. The refinancing was also accretive to future earnings by approximately $0.05 per share per annum.

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

Other Income (Expense), net

Other income (expense), net was $5.8 million and $(5.3) million for the three month periods ended June 30, 2007 and July 1, 2006, respectively.  Other income (expense), net was $16.2 million and $(14.7) million for the nine month periods ended June 30, 2007 and July 1, 2006, respectively. The following table summarizes the major components of other income (expense), net:

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(In thousands)

Foreign exchange gains (losses)	$1,755	$(2,164)	$3,923	$(4,523)
Interest rate swap	—	—	—	(9,026)
Other, net	4,047	(3,184)	12,287	(1,188)
Other income (expense), net	$5,802	$(5,348)	$16,210	$(14,737)

The increase in other income (expense), net from $(5.3) million in the three months ended July 1, 2006 to $5.8 million in the three months ended June 30, 2007 is primarily attributable to a $2.8 million write-off of a long-term investment during the third quarter of fiscal 2006. During the third quarter of fiscal 2007, we recognized a $1.4 million gain from the disposal of a restructured facility, a $0.8 million mark-to-market gain on the investments held in the SCI deferred compensation plan, and a $0.6 million gain from the sale of a long term investment. In addition, we recognized a net gain in the third quarter of fiscal 2007 versus a net loss in the third quarter of fiscal 2006 as a result of hedging foreign currency exposures.

The increase in other income (expense), net from $(14.7) million in the nine months ended July 1, 2006 to $16.2 million in the nine months ended June 30, 2007 is primarily attributable to the elimination of the interest rate swap related to the redemption of the 10.375% Notes during fiscal 2006 and a net gain in fiscal 2007 versus a net loss in fiscal 2006 from hedging foreign currency exposures. In addition, during fiscal 2007, we recognized a $6.0 million gain from the sale of a manufacturing facility, which was previously classified as assets held for sale, a $1.8 million gain related to the collection of previously fully reserved notes receivable, a $1.4 million gain from the disposal of a restructured facility, a $1.1 million mark-to-market gain on the investments held in the SCI deferred compensation plan and a $0.6 million gain from the sale of a long term investment. During fiscal 2006, we recognized a $2.8 million write-off of a long-term investment. Additionally, for the nine months ended June 30, 2007, foreign exchange gains included a $1.4 million gain related to the realization of currency translation adjustments related to the substantial liquidation of one of our foreign subsidiaries.

Provision for Income Taxes

Our effective tax rate for the three and nine months ended June 30, 2007 was approximately (21.6%) and (195.5)%, respectively, mainly due to forecasted losses in the United States and certain other foreign jurisdictions for which we record a full valuation allowance on future tax benefits. Our tax expense was substantially attributable to our profitable operations. This taxable income, however, could not be offset by losses incurred at other operations within the company.

Our effective tax rate for the three and nine months ended July 1, 2006 was approximately (22.8%) and (3.3)%, respectively, which was net of a $27.9 million tax benefit resulting from a favorable settlement with the United States Internal Revenue Service in relation to certain United States tax audits.

Liquidity and Capital Resources

	Nine Months Ended
	June 30, 2007	July 1, 2006
	(Unaudited)
	(In thousands)
Net cash provided by (used in):
Continuing operations
Operating activities	$362,850	$(215,613)
Investing activities	(21,608)	(54,347)
Financing activities	(43,364)	(230,189)
Effect of exchange rate changes	(9,247)	(4,812)
Increase (decrease) in cash and cash equivalents	$288,631	$(504,961)

Cash and cash equivalents were $802.7 million at June 30, 2007 and $505.6 million at September 30, 2006, including restricted cash of $22.2 million and $13.8 million at June 30, 2007 and September 30, 2006, respectively.

Net cash provided by (used in) operating activities was $362.9 million and $(215.6) million for the nine months ended June 30, 2007 and July 1, 2006, respectively. Net cash provided by operating activities for the nine months ended June 30, 2007 was primarily due to improvement in days sales outstanding, inventory turns and accounts payable days. Working capital was $1.6 billion and $1.5 billion as of June 30, 2007 and September 30, 2006, respectively. We continue to focus on improving cash cycle days and working capital and expect to generate positive cash flow throughout the remainder of the fiscal year.

Net cash used in investing activities was $21.6 million and $54.3 million for the nine months ended June 30, 2007 and July 1, 2006, respectively. Net cash used in investing activities for the nine months ended June 30, 2007 was primarily due to $54.3 million in purchases of additional property, plant and equipment and payments of $4.2 million for businesses acquired partially offset by $34.4 million in proceeds from the sale of property, plant and equipment during the period and long-term investment of approximately $1.1 million. We continue to actively market certain surplus real estate and are considering potential divestures which we expect will generate positive cash flow throughout the remainder of the fiscal year.

Net cash used in financing activities was $43.4 million and $230.2 million for the nine months ended June 30, 2007 and July 1, 2006, respectively. Net cash used in financing activities for the nine months ended June 30, 2007 was primarily related to the repayment of our revolving credit facility and the repayment of $525 million related to the 3% Notes which were due on March 15, 2007 partially offset by the $600 million Senior Floating Rate Notes which are due in fiscal years 2010 and 2014.

Senior Floating Rate Notes.  On June 12, 2007, we issued $300 million aggregate principal amount of Senior Floating Rate Notes due 2010 (the “2010 Notes”) and $300 million aggregate principal amount of Senior Floating Rate Notes due 2014 (the “2014 Notes”). The Notes accrue interest at a rate per annum, reset quarterly, equal to three-month LIBOR plus 2.75%, which is payable in cash quarterly in arrears on March 15, June 15, September 15 and December 15, beginning on September 15, 2007.  The 2010 Notes will mature on June 15, 2010 and the 2014 Notes will mature on June 15, 2014. We incurred debt issuance costs of $12.0 million which were included in prepaid expenses and other current assets and other non-current assets and amortized over the life of the debt as interest expense.

The Notes are senior unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured debt. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by substantially all of our domestic guarantor subsidiaries. We may redeem the 2010 Notes, in whole or in part, at any time, at par plus accrued and unpaid interest up to, but excluding, the redemption date. At any time prior to June 15, 2008, we may redeem up to 35% of the 2014 Notes with the proceeds of certain equity offerings at a redemption price equal to 100% of the principal amount of the 2014 Notes, plus a premium equal to the then-current interest rate, plus accrued and unpaid interest to, but excluding, the redemption date. We may redeem the 2014 Notes, in whole or in part, beginning on June 15, 2008, at redemption prices ranging from 100% to 102% of the principal amount of the 2014 Notes, plus accrued and unpaid interest to, but excluding, the redemption date, with the actual redemption price to be determined based on the date of redemption. Following a change of control, as defined in the Indentures, we will be required to make an offer to repurchase all or any portion of the Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.

The Indentures for the Notes include certain customary covenants that limit our ability and our guarantor subsidiaries to, among other things:

•   incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations;

•   create specified liens;

•   sell assets;

•   create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to it;

•   engage in transactions with affiliates; and

•   consolidate or merge with or into other companies or sell all or substantially all of our assets.

The restrictive covenants are subject to a number of important exceptions and qualifications set forth in the Indentures. The Indentures provide for customary events of default, including payment defaults, breaches of covenants, certain payment defaults at final maturity or acceleration of other indebtedness, failure to pay certain judgments, certain events of bankruptcy, insolvency and reorganization involving us or certain of our subsidiaries and certain instances in which a guarantee ceases to be in full force and effect. If any event of default occurs and is continuing, subject to certain exceptions, the trustee or the Holders (as defined in the Indentures) of at least 25% in aggregate principal amount of the then outstanding 2010 Notes or 2014 Notes, as applicable, may declare all the 2010 Notes or 2014 Notes, respectively, to be due and payable immediately, together with any accrued and unpaid interest, if any, to the acceleration date. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization involving us or certain of our subsidiaries, such amounts with respect to the 2010 Notes or 2014 Notes, as applicable, will be due and payable immediately without any declaration or other act on the part of the trustee or the holders of the 2010 Notes or 2014 Notes, respectively.

We entered into interest rate swaps to hedge our long-term interest rate exposures resulting from certain of our outstanding debt obligations. On June 12, 2007, we entered into interest rate swap transactions with independent third parties related to the 2014 Notes pursuant to which we paid the third parties a fixed rate and received a floating rate from the third parties. The interest rate swaps had a total notional amount of $300.0 million and were designated as cash flow hedges. Under the swap agreements, we paid a fixed rate of 5.594% in exchange for a three month LIBOR rate plus 2.75% on the swaps. These swap agreements effectively fix the interest rate on our 2014 Notes at 8.344% through 2014.

Senior Unsecured Term Loan.   On October 13, 2006, we entered into a Credit and Guaranty Agreement (the “Term Loan Agreement”) providing for a $600.0 million senior unsecured term loan which matures on January 31, 2008. We drew down the $600.0 million term loan simultaneously with the closing of the transaction.

On June 12, 2007, we used the net proceeds of $588 million from the sale of the Senior Floating Rate Notes in the above offering, together with cash on hand, to repay the principal amount together with accrued interest on our existing Senior Unsecured Term Loan in full. We recorded a loss on extinguishment of debt of approximately $3.2 million relating to unamortized finance fees. As of June 30, 2007, no obligation remains and the Term Loan Agreement was fully paid and terminated.

8.125% Senior Subordinated Notes.   On February 15, 2006, we issued $600 million aggregate principal amount of 8.125% Senior Subordinated Notes due 2016 (the “8.125% Notes”). Interest is payable on the 8.125% Notes on March 1 and September 1 of each year beginning on September 1, 2006. The maturity date of the 8.125% Notes is March 1, 2016. Debt issuance costs are included in prepaid expenses and other current assets and other non-current assets and amortized on a straight-line basis over the life of the debt as interest expense. As of June 30, 2007, $1.9 million is included in prepaid expenses and other current assets and $14.8 million is included in other non-current assets. The difference between the amount of amortization calculated using the straight-line method as compared to the effective interest method was immaterial. The 8.125% Notes are unsecured and subordinated in right of payment to all of our existing and future senior debt, as defined in the indenture under which the 8.125% Notes were issued.

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

The 8.125% Notes Indenture includes covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; create specified liens; sell assets; create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us; engage in transactions with affiliates; incur layered debt; and consolidate or merge with or into other companies or sell all or substantially all of our assets. The restrictive covenants are subject to a number of important exceptions and qualifications set forth in the Indenture for the 8.125% Notes.

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

On January 3, 2007, we and U.S. Bank National Association, as trustee, entered into a supplemental indenture to the indenture under which our 8.125% Notes were issued. As permitted by the indenture, the supplemental indenture released each of the note’s guarantors from its respective obligations under its notes guarantee and the indenture.

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

The 6.75% Notes are unsecured and subordinated in right of payment to all of our existing and future senior debt as defined in the indenture for the 6.75% Notes. We may redeem the 6.75% Notes, in whole or in part, at any time prior to March 1, 2009, at a redemption price that is equal to the sum of (1) the principal amount of the 6.75% Notes to be redeemed, (2) accrued and unpaid interest to, but excluding, the redemption date on those 6.75% Notes and (3) a make-whole premium calculated in the manner specified in the indenture for the 6.75% Notes. We may redeem the 6.75% Notes, in whole or in part, beginning on March 1, 2009, at declining redemption prices ranging from 103.375% to 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, with the actual redemption price to be determined based on the date of redemption. At any time prior to March 1, 2008, we may redeem up to 35% of the 6.75% Notes with the proceeds of certain equity offerings at a redemption price equal to 106.75% of the principal amount of the 6.75% Notes, plus accrued and unpaid interest to, but excluding, the redemption date, so long as after giving effect to any such redemption, at least 65% of the aggregate principal amount of the 6.75% Notes remains outstanding.

Following a change of control, as defined in the indenture for the 6.75% Notes, we will be required to make an offer to repurchase all or any portion of the 6.75% Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.

The indenture for the 6.75% Notes includes covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; create specified liens; sell assets; create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us; engage in transactions with affiliates; incur layered debt; and consolidate or merge with or into other companies or sell all or substantially all of our assets. The restricted covenants are subject to a number of important exceptions and qualifications set forth in the indenture for the 6.75% Notes.

The indenture for the 6.75% Notes provides for customary events of default, including payment defaults, breaches of covenants, certain payment defaults at final maturity or acceleration of certain other indebtedness, failure to pay certain judgments, certain events of bankruptcy, insolvency and reorganization and certain instances in which a guarantee ceases to be in full force and effect. If any event of default occurs and is continuing, subject to certain exceptions, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 6.75% Notes may declare all the 6.75% Notes to be due and payable immediately, together with any accrued and unpaid interest, if any, to the acceleration date. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, such amounts with respect to the 6.75% Notes will be due and payable immediately without any declaration or other act on the part of the trustee or the holders of the 6.75% Notes.

On January 3, 2007, we and U.S. Bank National Association, as trustee, entered into a supplemental indenture to the indenture under which the 6.75% Notes were issued. As permitted by the indenture, the supplemental indenture released each of the note’s guarantors from its respective obligations under its notes guarantee and the indenture.

3% Convertible Subordinated Notes due 2007.   In March 2000, SCI issued $575.0 million aggregate principal amount of 3% Convertible Subordinated Notes due March 15, 2007, or 3% Notes. On October 13, 2006, SCI Systems, Inc., one of our wholly-owned subsidiaries (“SCI Systems”), initiated, in accordance with the terms thereof, the satisfaction and discharge of the Indenture, dated as of March 15, 2000, by and between SCI Systems and the Bank of New York Trust Company, National Association, as trustee (as supplemented, the “Indenture”), pursuant to which SCI Systems issued its 3% Notes due 2007. As a result, $532.9 million in cash was deposited with the trustee which represented a portion of the proceeds obtained from the Senior Unsecured Term Loan entered into on October 13, 2006 and was equal to the principal and interest due on the 3% Notes at maturity on March 15, 2007. The restricted cash of $532.9 million was released by the trustee to pay the bondholders upon maturity of the 3% Notes on March 15, 2007.  Accordingly, as of March 31, 2007, the 3% Notes were fully satisfied and discharged.

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

All of our existing and future domestic subsidiaries guaranty the obligations under the Restated Credit Agreement, subject to some limited exceptions. Our obligations and the obligations of our subsidiaries under the credit facility are secured by: substantially all of the assets of our United States subsidiaries located in the United States; a pledge of all capital stock of substantially all of our United States subsidiaries; a pledge of 65% of the capital stock of certain of our and our United States subsidiaries’ first-tier foreign subsidiaries; and mortgages on certain domestic real estate.

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

On October 13, 2006, we and the required lenders entered into an amendment for our Restated Credit Agreement to permit us to enter into the Senior Unsecured Term Loan described above. The amendment also revised the collateral release provision under the Restated Credit Agreement such that collateral (other than stock pledges and other collateral we request not to be released) will be released at such time as specified conditions are met, including that we have repaid in full the outstanding amount under the Senior Unsecured Term Loan and our credit ratings meet specified thresholds. If following the release of any portion of the collateral pursuant to the provisions of the credit agreement described above, our credit ratings fall below specified thresholds, then we are required to take such actions as are necessary to grant and perfect a security interest in the assets and properties that would at that time comprise the collateral if the relevant collateral documents were still in effect. On December 29, 2006, we entered into an amendment and waiver to the Restated Credit Agreement. Among other things, this amendment amended the minimum required levels for both financial covenants and certain related definitions. The fees in regards to the amendment and waiver were deferred and amortized over the remaining term of the agreement. The amount of the fees was immaterial to the consolidated financial statements.

On June 5, 2007, we entered into an amendment to our Amended and Restated Credit and Guaranty Agreement dated as of December 16, 2005, to permit us to incur the indebtedness resulting from the issuance of the Senior Floating Rate Notes (refer to above).  In addition, the Amendment amended the required levels for the fixed charge coverage ratio and leverage ratio. The fees paid in regards to the amendment were deferred and will be amortized over the remaining term of the agreement. The amount of the fees was not material to the Condensed Consolidated Financial Statements

As of June 30, 2007, there was no balance outstanding under the Restated Credit Agreement. The loan had an average interest rate of 7.58% as of June 30, 2007. Additionally, we pay a commitment fee of 0.35% per annum on the unused portion of the credit facility.

We are in compliance with our covenants for the above debt instruments as of June 30, 2007.  However, we may be required to seek waivers or amendments to certain covenants for the above debt instruments if we are unable to comply with the requirements of the covenants in the future or if we take actions such as the divestiture of strategic assets that are not permitted by the covenants.

Sale of Accounts Receivable.  Certain of our subsidiaries have entered into agreements that permit them to sell specified accounts receivable. The purchase price for receivables sold under these agreements ranges from 95% to 100% of the face amount less a discount charge (based on LIBOR plus a percentage ranging from 0.4% to 1.5%) for the period from the date the receivable is sold to its collection date. Accounts receivable sales under these agreements were $558.7 million and $1.5 billion for the three and nine month periods ended June 30, 2007, respectively. The sold receivables are subject to certain limited recourse provisions. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability,” accounts receivable sold are removed from the Condensed Consolidated Balance Sheet and are reflected as cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. As of June 30, 2007, $331.3 million of sold accounts receivable remain subject to certain recourse provisions. We have not experienced any credit losses under these recourse provisions. The discount charge recorded during the three month periods ended June 30, 2007 and July 1, 2006 was $2.4 million and $1.6 million, respectively. The discount charge recorded during the nine month periods ended June 30, 2007 and July 1, 2006 was $6.8 million and $3.4 million, respectively. The discount charge is recorded in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations.

As part of the sale of accounts receivable, we had a retained ownership interest (i.e. 100% of the receivable face amount less the purchase price) of $10.7 million at June 30, 2007. The retained interest was included in prepaid and other current assets.

Our future needs for financial resources are largely dependent on increases in working capital to support anticipated sales growth, investments in manufacturing inventory, facilities and equipment, and repayments of obligations under outstanding indebtedness. Additionally, we anticipate incurring additional expenditures in connection with our restructuring activities in fiscal 2007.

We believe that our existing cash resources and other sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements through at least the next 12 months. Should demand for our products decrease over the next 12 months, the available cash provided by operations could be negatively impacted. Other sources of liquidity include cash, our available line of credit and sales of accounts receivable. We may also seek to raise additional capital through the issuance of either debt or equity securities. Our senior secured credit facility, the indentures governing our 8.125% Notes, our 6.75% Notes and our Senior Floating Rate Notes include covenants that, among other things, limit in certain respects us and our restricted subsidiaries from incurring debt, making investments and other restricted payments, paying dividends on capital stock, redeeming capital stock or subordinated obligations and creating liens. We may be required to seek waivers or amendments to certain restrictive debt covenants in the future if we are unable to comply with these covenants or if we seek to take actions that are prohibited by these covenants such as the divestiture of strategic assets.  We may not be able to obtain such waivers or amendments, and these covenants may impair our ability to conduct our business or carry out our restructuring plans. Further, we may be required to refinance our outstanding debt in the future, and we cannot assure you that we will be able to do so on acceptable terms or at all. In addition to existing collateral and covenant requirements, future debt financing may require us to pledge assets as collateral and comply with financial ratios and covenants. Equity financing may result in dilution to stockholders.

Risk Factors Affecting Operating Results

We are exposed to general market conditions in the electronics industry which could have a material adverse impact on our business, operating results and financial condition.

From time to time, our customers have experienced significant decreases in demand for their products and services.  This volatility has resulted, and may result in the future, in our customers delaying purchases of the products we manufacture for them and our customers placing purchase orders for lower volumes of products than previously anticipated.  We cannot accurately predict future levels of demand for our customers’ electronics products.  Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows.

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

In addition, customers are increasingly requiring that we transfer the manufacturing of their products from one facility to another to achieve cost reductions and other objectives.  These transfers have resulted in increased costs to us due to facility downtime or less than optimal utilization of our manufacturing capacity.  These transfers also have required us to close or reduce operations at certain facilities, particularly those in high cost locations such as the United States and Western Europe, and as a result we have incurred increased costs for the closure of facilities, employee severance and related matters.  We also have encountered occasional delays and complications related to the transition of manufacturing programs to new locations.  We may be required to relocate our manufacturing operations in the future and, accordingly, we may incur additional costs that will adversely impact our operating results and financial condition.

We have recorded goodwill impairment losses in the past and there can be no assurance that we will not be required to record additional goodwill impairment or long-lived asset impairment charges in the future.

During the quarters ended April 2, 2005 and September 30, 2006, we recorded goodwill impairment losses of $600.0 million and $3.8 million, respectively.  The factors that led us to record a write-off of our deferred tax assets, which primarily related to U.S. operations, coupled with a decline in the market price of our common stock, led us to record the $600.0 million goodwill impairment loss.  In particular, the shift of operations from U.S. facilities and other facilities in high cost locations to facilities in lower-cost locations has resulted in restructuring charges and a decline in sales with respect to our U.S. operations.  In the event that the results of operations do not stabilize or improve, or the market price of our common stock declines further or does not rise, we could be required to record additional goodwill impairment or other long-lived asset impairment charges during fiscal 2007 or in future periods.  Although these goodwill impairment charges are of a non-cash nature, they do adversely affect our results of operations in the periods in which such charges are recorded.

We are subject to intense competition in the EMS industry, and our business may be adversely affected by these competitive pressures.

The EMS industry is highly competitive and the industry has been experiencing an increase in excess manufacturing capacity.  We compete on a worldwide basis to provide electronics manufacturing services to OEMs in the communications, personal and business computing, enterprise computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical and automotive industries.  Our competitors include major global EMS providers such as Celestica, Inc., Flextronics International Ltd., Hon Hai (FoxConn), Jabil Circuit, Inc. and Solectron Corporation, as well as other EMS companies that have a regional, product, service or industry specific focus.  Some of these companies have greater manufacturing and financial resources than we do, and two of our competitors, Flextronics and Solectron, recently announced that they intend to merge.  We also face competition from current and potential OEM customers who may elect to manufacture their own products internally rather than outsourcing to EMS providers.

We may not be able to offer prices as low as some of our competitors because those competitors may have lower operating costs as a result of their geographic location or the services they provide or because these competitors are willing to provide EMS services at prices that result in lower gross margins in order to utilize more of their excess capacity.  If we are unable to offer prices that are competitive with other EMS companies, our net sales would decline.  We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater value-added performance and improved pricing.  Any of these could cause a decline in sales, loss of market acceptance of our products or services and a corresponding loss of market share or a decrease in profit margin.  We have experienced instances in which customers have transferred all or certain portions of their business to competitors in response to more attractive pricing quotations than we have been willing to offer to retain such customers, and there can be no assurance that we will not lose business in the future in response to such competitive pricing or other inducements which may be offered by our competitors.

If demand for our higher-end, higher margin manufacturing services does not improve, our future gross margins and operating results may be lower than expected.

We typically earn lower gross margins when we provide less complex EMS services.  Historically, sales of our services to OEMs in the communications sector accounted for a substantially greater portion of our net sales and earnings than in recent periods.  As a result of reduced sales to OEMs in the communications sector, our gross margins have declined because the services that we provided to these OEMs often were more complex, thereby generating higher margins, than those that we provided to OEMs in other sectors of the electronics industry.  A substantial portion of our net sales are currently derived from sales of personal computers.  Margins on personal computers are typically lower than margins that we have historically realized on communication products.  In addition, we experience continued pressure from OEMs to reduce prices, and competition for this business remains intense.  Pricing pressure is typically more intense for less complex, lower margin EMS services.  This price competition has affected, and could continue to adversely affect, our gross margins.  If demand for our higher-end, higher margin manufacturing services does not improve in the future, our gross margins and operating results in future periods may be adversely affected.

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

•                  our ability to efficiently move manufacturing activities to lower cost regions without adversely affecting customer relationships and while controlling costs related to the closure of facilities and employee severance;

•                  pricing and other competitive pressures;

•                  seasonality in customers’ product requirements;

•                  fluctuations in component prices;

•                  political and economic developments in countries in which we have operations;

•                  component shortages, which could cause us to be unable to meet customer delivery schedules;

•                  new product development by our customers; and

•                  levels of demand in the end markets served by our customers.

A portion of our operating expenses is relatively fixed in nature, and planned expenditures are based in part on anticipated orders, which are difficult to estimate.  If we do not receive anticipated orders as expected, our operating results will be adversely impacted.  Moreover, our ability to reduce our costs as a result of current or future restructuring efforts may be limited because consolidation of operations can be a costly and lengthy process to complete.

Adverse changes in the key end markets we target could harm our business.

We provide EMS services for companies that sell products in the communications, computing and storage, multimedia, industrial and semiconductor systems, defense and aerospace, medical and automotive sectors of the electronics industry.  Adverse changes in these markets can reduce demand for our customers’ products and make these customers more sensitive to the cost of our EMS services, either of which could adversely affect our business and results of operations.  Factors affecting any of our customers’ industries in general, or our customers in particular, could seriously harm our business.  These factors include:

•                  short product life cycles due to rapid changes in technology or evolving industry standards and requirements for continuous improvement in products and services;

•                  seasonal demand for our customers’ products;

•                  the failure of our customers’ products to gain widespread commercial acceptance;

•                  dramatic shifts in demand for our customers’ products may cause our customers to exit certain lines of business; and

•                  recessionary periods in our customers’ markets.

Future developments in end markets we serve, particularly in those markets which account for more significant portions of our revenues, could harm our business and our results of operations.

An adverse change in the interest rates for our borrowings could adversely affect our financial condition.

Interest to be paid by us under the notes or on any borrowings under any of our credit facilities and other long-term debt obligations will or may be at interest rates that fluctuate based upon changes in various base interest rates.  Recently, interest rates have trended upwards in major global financial markets.  These interest rate trends have resulted in increases in the base rates upon which our interest rates are determined.  Continued increases in interest rates could have a material adverse effect on our financial position, results of operations and cash flows, particularly if such increases are substantial.  In addition, interest rate trends could affect global economic conditions.

We rely on a small number of customers for a substantial portion of our sales, and declines in sales to these customers could adversely affect our operating results.

Most of our sales come from a small number of customers.  Sales to our ten largest customers accounted for 61.6% of our net sales during the first nine months of fiscal 2007, and sales to three customers each accounted for more than 10% of our net sales for that period.  We depend on the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycles, consolidation and pricing and margin pressures.  We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue.  Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks related to dependence on a small number of customers.  In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer would adversely affect our operating results.  In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in their business, consolidations or divestitures or for other reasons.  In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could adversely affect our revenues with these customers.  We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would adversely affect our operating results.

Restructuring of our operations may adversely affect our financial condition and operating results.

We have incurred expenses related to restructuring of our operations in the past, and we anticipate incurring additional restructuring expenses in fiscal 2007.  For example, since November 2006, we have begun to focus on joint development manufacturing rather than original design manufacturing to better assist our OEM customers in developing and introducing new products to the market that are more closely aligned to the needs of their customers.  In addition, we have moved, and we intend to continue moving, our operations from higher-cost to lower-cost locations to increase profitability.  We have incurred unanticipated costs related to the transfer of operations to lower-cost locations, including costs related to integrating new facilities, managing operations in dispersed locations and realigning our business processes.  We also have incurred costs related to workforce reductions, work stoppages and labor unrest resulting from the closure of our facilities in higher cost locations, and we may incur similar costs in the future.  We expect to record additional charges related to these actions during fiscal 2007 and beyond, but we cannot be certain as to the actual amount of the charges or the timing of their recognition for financial reporting purposes.  We may need to take additional restructuring charges in the future if our business declines or improves at a slower pace than we anticipate or if the expected benefits of recently completed and currently planned restructuring activities do not materialize.

If our backlog decreases in the future, our operating results may be adversely affected.

Our backlog decreased from $1.8 billion as of the end of fiscal 2005 to $1.5 billion as of the end of fiscal 2006 to $1.2 billion as of June 30, 2007.  We cannot predict the extent to which our backlog will fluctuate in the future.  Due to the relatively fixed nature of the costs we incur to run our business, a significant decline in customer orders could adversely affect our profit margins because our relatively high fixed costs would need to be satisfied from less revenue.  If our backlog declines, or business conditions change for the worse in the future, these events could adversely affect our results of operations and financial condition.

Consolidation in the electronics industry may adversely affect our business.

Consolidation in the electronics industry among our customers, our potential customers and/or our competitors may increase as companies combine to achieve further economies of scale and other synergies.  Consolidation in the electronics industry could result in an increasing number of very large electronics companies offering products in multiple sectors of the electronics industry.  The significant purchasing and market power of these large companies could increase competitive pressures for us.  In addition, if one of our customers is acquired by another company that does not rely on us to provide EMS services and has its own production facilities or relies on another provider of similar services, we may lose that customer’s business.  Consolidation in the electronics industry may also result in excess manufacturing capacity among EMS companies if consolidated electronics companies seek to reduce excess manufacturing capacity by divesting manufacturing operations to third party EMS companies.

Our failure to comply with applicable environmental laws could adversely affect our business.

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous substances and wastes in the ordinary course of our manufacturing operations.  We also are subject to laws and regulations governing the recyclability of products, the materials that may be included in products, and the obligations of a manufacturer to dispose of these products after end users have finished using them.  If we violate environmental laws, we may be held liable for damages and the costs of remedial actions and we may be subject to revocation of permits necessary to conduct our businesses.  We cannot assure you that we will not violate environmental laws and regulations in the future as a result of human error, equipment failure, our inability to obtain permits or other causes.  Any permit revocations could require us to cease or limit production at one or more of our facilities, which could adversely affect our business, financial condition and operating results.  Although we estimate our potential liability with respect to violations or alleged violations and reserve for such liability, we cannot assure you that any accruals will be sufficient to cover the actual costs that we incur as a result of these violations or alleged violations.  Our failure to comply with applicable environmental laws and regulations could limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

Over the years, environmental laws have become, and in the future may continue to become, more stringent, imposing greater compliance costs and increasing risks and penalties associated with violations.  We operate in several environmentally sensitive locations and are subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups.  Changes in or restrictions on discharge limits, emissions levels, permitting requirements and material storage or handling could require a higher than anticipated level of operating expenses and capital investment or, depending on the severity of the impact of the foregoing factors, costly plant relocation.

In addition, the electronics industry became subject to the European Union’s Restrictions of Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment, or WEEE, directives which took effect beginning in 2005.  Parallel initiatives are being proposed in other jurisdictions, including several states in the United States and the People’s Republic of China.  RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components.  We are in the process of making our manufacturing process RoHs compliant.  In the case of WEEE, the compliance responsibility rests primarily with OEMs rather than with EMS companies.  However, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations.  In the event we are not able to make our manufacturing obligations fully RoHS compliant, we could be unable to certify compliance to our customers and could incur substantial costs, including fines and penalties, as well as liability to our customers.  In addition, we may incur costs related to inventories containing restricted substances that are not consumed by the RoHS effective dates.

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

Our success depends upon the continued service of our executive officers and other key personnel.  Generally, these employees are not bound by employment or non-competition agreements.  We cannot assure you that we will retain our officers and key employees, particularly our highly skilled design, process and test engineers involved in the manufacture of existing products and development of new products and processes.  The competition for these employees is intense.  In addition, if one or more of our executive officers or key employees were to join a competitor or otherwise compete directly or indirectly with us or otherwise be unavailable to us, our business, operating results and financial condition could be adversely affected.

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

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities.  We generated 75.7% of our net sales from non-U.S. operations during the first nine months of fiscal 2007, and a significant portion of our manufacturing material was provided by international suppliers during this period.  During fiscal 2006, we generated 75.1% of our net sales from non-U.S. operations.  As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

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

A portion of our business is conducted in currencies other than the U.S. dollar.  Changes in exchange rates among other currencies and the U.S. dollar will affect our cost of sales, operating margins and revenues.  For example, we incurred foreign exchange losses due to the decline in the value of the U.S. dollar as compared to the Euro and many other currencies during fiscal 2005 and fiscal 2006.  To date, these losses have not been material to our results of operations.  However, we cannot predict the impact of future exchange rate fluctuations and continued fluctuations in the value of the U.S. dollar as compared to the Euro and other currencies in which we transact business could adversely affect our operating results.

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

•                  operating in the geographic market or industry sector of the business acquired in which we have little or no experience;

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

We may divest our PC business.

We recently announced that we intend to create a more separable business unit that includes our personal business computers and industry standard servers and their related build-to-order, configure-to-order and logistics operations.  We are actively engaged in discussions with third parties to explore strategic opportunities with respect to our PC business, including the potential divestiture of all or a portion of its operations.  As we are still in the process of discussing and evaluating potential opportunities with third parties and our customers, we do not yet know the timing, structure or terms any transaction might take or whether any transaction will occur.  However, we would expect any transaction, whether it involves a full or a partial disposition of our PC business, to materially reduce our net sales, our operating income and cash flows going forward.

Further, one of the three major customers of our PC business has indicated to us that it intends eventually to manufacture its products internally, thereby terminating its manufacturing relationship with our PC business.  We are not able to inform you if or when this transition will occur.  Whether or not we complete a transaction involving our PC business or even if this customer’s business were not included in any such transaction, we would expect a material reduction in our net sales, operating income and cash flows if this customer terminated its manufacturing relationship with us.  Our PC segment as a whole, which does not include its associated logistics activities and which may or may not reflect the business operations ultimately included in any divestiture, had net sales of approximately $3.2 billion and approximately $2.4 billion during fiscal 2006 and the nine months ended June 30, 2007, respectively.  For certain historical financial information regarding our PC segment as a whole, see note 12 to our interim financial statements included with this Quarterly Report on Form 10-Q and note 22 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

In addition to the foregoing, we also intend to sell certain other underperforming non-strategic assets.

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

We manufacture products to our customers’ specifications, and in some cases our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements.  For example, medical devices that we manufacture, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the Food and Drug Administration.  In addition, our customers’ products and the manufacturing processes that we use to produce them often are highly complex.  As a result, products that we manufacture or design may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements.  Defects in the products we manufacture or design may result in delayed shipments to customers or reduced or cancelled customer orders.  If these defects or deficiencies are significant, our business reputation may also be damaged.  The failure of the products that we manufacture or design or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility.  In addition, these defects may result in liability claims against us.  The magnitude of such claims may increase as we expand our medical, automotive, and aerospace and defense manufacturing services because defects in medical devices, automotive components and aerospace and defense systems could seriously harm users of these products.  Even if our customers are responsible for the defects, they may not, or may not have the resources to assume responsibility for any costs or liabilities arising from these defects.

While the internal investigation of our historical stock option practices is complete, the private litigation and government investigations resulting therefrom remain pending.

We completed an investigation of our accounting for stock options in October 2006.  Based on the results of this investigation on January 3, 2007, we filed a comprehensive Form 10-K for fiscal 2006 which restated our consolidated financial statements for prior years.  As a result of this activity, we have become subject to the following significant risks.  Each of these risks could have an adverse effect on our business, financial condition and results of operations:

•                  we are subject to significant pending civil litigation, including derivative claims made on behalf of us, the defense of which will require us to devote significant management attention and to incur significant legal expense and which litigation, if decided against members of our management or board of directors, could require them to pay substantial judgments, settlements or other penalties or could result in a termination of their services to us; and

•                  we are subject to an ongoing informal investigation by the SEC and other governmental agencies which could require significant management time and attention and cause us to incur significant accounting and legal expense, the results of which could require us or members of our management or board of directors to pay substantial fines or other penalties or could result in a termination of services to us by members of our management or board of directors

If our products are subject to warranty or liability claims, we may incur significant costs.

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

Changes in financial accounting standards or policies have affected, and in the future may affect, our reported financial condition or results of operations.  Additionally, changes in securities laws and regulations have increased, and are likely to continue to increase, our operating costs.

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

Accounting policies affecting many other aspects of our business, including rules relating to revenue recognition, off-balance sheet transactions, stock-based compensation, restructurings, asset disposals and asset retirement obligations, intangible assets, derivative and other financial instruments and in-process research and development charges, have recently been revised or are under review.  Changes to those rules or the questioning of how we interpret or implement those rules may have a material adverse effect on our reported financial results or on the way we conduct business.  In addition, our preparation of financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period.  A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

The Sarbanes-Oxley Act of 2002 required changes in our corporate governance, public disclosure and compliance practices.  The number of rules and regulations applicable to us has increased and will continue to increase our legal and financial compliance costs and have made some activities more difficult, such as by requiring stockholder approval of new option plans. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.  In addition, in connection with our Section 404 certification process, we may identify from time to time deficiencies in our internal controls.  Any material weakness or deficiency in our internal controls over financial reporting could materially and negatively impact our reported financial results and the market price of our stock could significantly decline.  Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls over financial reporting could have a negative impact on our reputation, business and stock price.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposures to market risk for changes in interest rates relate primarily to certain debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. We invest in high quality credit issuers and, by policy, limit the amount of principal exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default and market risk.

We seek to mitigate default risk by investing in high quality credit securities and by positioning our investment portfolio to respond to a significant reduction in credit rating of any investment issuer, guarantor or depository. We seek to mitigate market risk by limiting the principal and investment term of funds held with any one issuer and by investing funds in marketable securities with active secondary or resale markets. As of June 30, 2007, we had no short-term investments.

We have issued the 6.75% Notes with a principal balance of $400 million due in 2013. We entered into interest rate swap agreements with four independent swap counterparties to hedge our interest rate exposures related to the 6.75% Notes. The swap agreements, with an aggregate notional amount of $400 million and expire in 2013, effectively convert the fixed interest rate obligation to a variable rate obligation and are accounted for as fair value hedges under SFAS No. 133 but are exempt from periodic assessment of effectiveness under Paragraph 68 of SFAS No. 133. Under the terms of the swap agreements, we pay the independent swap counterparties an interest rate equal to the six-month LIBOR rate plus a spread ranging from 2.214% to 2.250%. In exchange, we receive a fixed rate of 6.75%. At June 30, 2007 and September 30, 2006, $22.9 million and $17.1 million, respectively, has been recorded in other long-term liabilities to record the fair value of the interest rate swap transactions, with a corresponding decrease to the carrying value of the 6.75% Notes on the Condensed Consolidated Balance Sheet. The differential paid or received on the interest rate swap is recognized in earnings as an adjustment to interest expense. Interest expense for the three and nine months ended June 30, 2007 was increased by $940 thousand and $3.0 million, respectively, as a result of the difference between the 6.75% fixed interest rate on the 6.75% Notes and the variable interest rates under the swap agreements which was an average of 7.69% and 7.73% during the three and nine months ended June 30, 2007, respectively.

We have issued the 2014 Notes with a principal balance of $300 million due in 2014. We entered into interest rate swap agreements with two independent swap counterparties to hedge our interest rate exposures related to our 2014 Notes. The swap agreements, with an aggregate notional amount of $300 million and expire in 2014, effectively convert the variable interest rate obligation to a fixed rate obligation and are accounted for as cash flow hedges under SFAS No.133, subject to periodic assessment of effectiveness. Under the terms of the swap agreements, we pay the independent swap counterparties a fixed rate of 5.594%. In exchange, we receive an interest rate equal to the three-month LIBOR plus a spread of 2.75%. These swap agreements effectively fix the interest rate on our 2014 Notes at 8.344% through 2014. At June 30, 2007 and September 30, 2006, $2.5 million and $0 million, respectively, has been recorded in other long-term liabilities to record the fair value of the interest rate swap agreements, with a corresponding decrease to accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheet. Over the next 12 months we expect to reclassify approximately $0.8 million to interest expense. Amounts in accumulated other comprehensive income (loss) will be reclassified when the hedged interest expense is realized in the consolidated statement of operations. The ineffective portion of the hedges is immediately recognized on the Condensed Consolidated Statement of Operations and was not material for the three and nine months ended June 30, 2007.

On June 12, 2007, we used the net proceeds of $588 million from the sale of the Senior Floating Rates Notes, together with cash on hand, to repay the principal amount together with accrued interest on our existing Senior Unsecured Term Loan in full. We recorded a loss on extinguishment of debt of approximately $3.2 million representing unamortized finance fees. As of June 30, 2007, the Term Loan Agreement was fully paid off and terminated.

On June 12, 2007, we issued the 2010 Notes with a principal balance of $300 million due in 2010.  The 2010 Notes accrue interest at a rate per annum, reset quarterly, equal to three-month LIBOR plus 2.75%, which is payable in cash quarterly in arrears on March 15, June 15, September 15 and December 15, beginning on September 15, 2007. Since certain of our debt as it relates to our 6.75% Notes, 2010 Notes and revolving credit facility as of June 30, 2007 are floating rate debt instruments, a 10% increase in interest rate at June 30, 2007 would result in an increase in annual gross interest expense of approximately $6.4 million. Similarly, a 10% reduction in interest rate would result in a reduction in annual interest expense of approximately $6.4 million.

Foreign Currency Exchange Risk

We transact business in foreign countries. Our primary foreign currency cash flows are in certain Asian and European countries, Australia, Brazil, Canada, and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less. Further, these contracts are not designated as part of a hedging relationship in accordance with SFAS No. 133. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other income (expense), net in the consolidated statement of operations. At June 30, 2007 and September 30, 2006, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $302.3 million and $403.4 million, respectively. The impact of these foreign currency contracts at June 30, 2007 and September 30, 2006 was not material.

We also utilize foreign currency forward and option contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from portions of forecasted sales and cost of sales denominated in currencies other than the U.S. dollar. These contracts typically are less than 12 months. At June 30, 2007 and September 30, 2006, we had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $70.9 million and $10.1 million, respectively. The impact of these foreign currency contracts at June 30, 2007 and September 30, 2006 was not material.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the third quarter of fiscal 2007 identified in connection with the aforementioned evaluation that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are a so-called “nominal defendant” party to multiple shareholder derivative lawsuits that were filed following our June 9, 2006 announcement that we had initiated an internal inquiry into our historical stock option administration practices. In particular, five separate shareholder derivative actions have been filed and consolidated into a single proceeding pending in the United States District Court for the Northern District of California, captioned In re Sanmina-SCI Corporation Derivative Litigation, Master File No. C-06-3783-JF. The first of these consolidated actions was filed June 15, 2006. A consolidated complaint was filed on October 30, 2006. In addition, three related shareholder derivative actions have been filed in Superior Court for the State of California, County of Santa Clara. These three actions, captioned Salehinasab v. Sola, et al., Case No. 1-06-CV-071786 (filed September 25, 2006); Bahnmiller v. Sola, et al., Case No. 1-06-CV-074989 (filed November 16, 2006); and Judd v. Sola, et al., Case No. 1-06-CV-075019 (filed November 17, 2006), have also been consolidated. Derivative plaintiffs were directed to file a consolidated complaint by July 16, 2007; instead, the Judd and Bahnmiller plaintiffs jointly filed an  amended complaint on July 16 and plaintiff Salehinasab filed a separate amended complaint on July 24.  We have filed a motion to dismiss or stay the state court proceedings in favor of the federal action. That motion is scheduled to be heard August 31.

In all of these actions, the derivative plaintiffs allege that they are our shareholders and purport to bring the actions on our behalf and for our benefit. This is why we are a “nominal defendant” party to each of these actions; no relief is sought against us in these lawsuits and any recovery (net of any court award of attorneys fees and costs to derivative plaintiffs’ counsel) would belong to us. While the list of defendants varies from action to action, 29 different current and former directors and officers have been named as defendants in one or more of the actions. The defendants include Rick Ackel, Samuel Altschuler, John Bolger, Neil R. Bonke, Stephen F. Bruton, Michael J. Clarke, Alain A. Couder, Randy W. Furr, Fredric Harman, Steven H. Jackman, Elizabeth J. Jordan, Michael Landy, Mark Lustig, Christopher D. Mitchell, Eric Naroian, Hari Pillai, Carmine Renzulli, Mario M. Rosati, A. Eugene Sapp, Jr., Joseph Schell, Wayne Shortridge, Peter J. Simone, Jure Sola, Michael Sparacino, Michael Sullivan, Jacquelyn M. Ward, David White, Bernard Whitney and Dennis Young. The derivative plaintiffs allege generally that the individual defendants manipulated the grant dates of our stock options between 1994 and 2006, allegedly in breach of duties owed to us and our shareholders, causing us to report our financial results inaccurately and resulting in harm to us. Plaintiffs seek money damages against the individual defendants, an accounting for damages allegedly caused by the individual defendants, disgorgement of profits allegedly improperly obtained by the defendants, and various other types of equitable and injunctive relief. In August 2006, our Board of Directors created a Special Litigation Committee comprised of directors Alain A. Couder and Peter J. Simone, and vested that committee with the full authority on our behalf to investigate the claims asserted by the derivative plaintiffs, and to determine what action should be taken with respect to the shareholder derivative actions including without limitation whether we should pursue claims against the named defendants or other persons. The Special Litigation Committee’s investigation is substantially concluded although it has not yet issued a formal report. Both the federal and state courts ordered temporary stays of the derivative plaintiffs’ prosecution of the shareholder derivative lawsuits to permit the Special Litigation Committee reasonable time to consider the matters alleged by the derivative plaintiffs and to determine appropriate action in response to the lawsuit. The parties are engaged in discussions regarding the possibility of reaching an early appropriate resolution of the litigations in light of the Special Litigation Committee’s tentative conclusions.  Although the shareholder derivative lawsuits do not seek damages or other relief against us, we do owe certain indemnification obligations to our current and former directors, officers and employees involved with the stock option-related proceedings, particularly to the extent that individuals are found not to have engaged in any wrongdoing. We cannot currently predict whether the shareholder derivative lawsuits will result in any material net recovery for us.

Additionally, we are aware that the Securities and Exchange Commission, the United States Attorney for the Northern District of California, and the Department of Labor are conducting inquiries into our historical stock option administration practices. We have received informal requests for documents and other information from the Securities and Exchange Commission and a grand jury subpoena from the United States Attorney.  We also have received several information document requests from the Internal Revenue Service in connection with certain historical stock option awards.  Further, the Department of Labor is conducting an audit.  We are cooperating fully with these investigations.

In addition, we are a party to certain legal proceedings that have arisen in the ordinary course of our business. We believe that the resolution of these proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6.  Exhibits

(a) Exhibits

Refer to item (c) below.

(c) Exhibits

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.

3.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.

3.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.

3.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.

3.2	Amended and Restated Bylaws of the Registrant, dated June 4, 2007.

4.1(5)

Indenture, dated as of June 12, 2007, among Sanmina-SCI Corporation, the guarantors party thereto, and Wells Fargo Bank, National Association as trustee, relating to the Senior Floating Rate Notes due 2010.

4.2(6)

Indenture, dated as of June 12, 2007, among Sanmina-SCI Corporation, the guarantors party thereto, and Wells Fargo Bank, National Association as trustee, relating to the Senior Floating Rate Notes due 2014.

10.1(7)

Amendment No. 4 to Amended and Restated Credit and Guaranty Agreement, dated as of June 5, 2007, by and among Sanmina-SCI Corporation, each of the subsidiaries of Sanmina-SCI Corporation party thereto, the lenders party thereto, Citibank, N.A., as collateral agent, and Bank of America, N.A., as administrative agent.

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

(4)             Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on August 10, 2001.

(5)             Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-K filed with the SEC on June 13, 2007.

(6)           Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-K filed with the SEC on June 13, 2007.

(7)           Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 8-K filed with the SEC on June 6, 2007.

SANMINA-SCI CORPORATION

SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANMINA-SCI CORPORATION
(Registrant)

	By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer

Date: August 3, 2007

	By:	/s/ DAVID L. WHITE
David L. White
Executive Vice President and Chief Financial Officer

Date: August 3, 2007

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.

3.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.

3.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.

3.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.

3.2	Amended and Restated Bylaws of the Registrant, dated June 4, 2007.

4.1(5)

Indenture, dated as of June 12, 2007, among Sanmina-SCI Corporation, the guarantors party thereto, and Wells Fargo Bank, National Association as trustee, relating to the Senior Floating Rate Notes due 2010.

4.2(6)

Indenture, dated as of June 12, 2007, among Sanmina-SCI Corporation, the guarantors party thereto, and Wells Fargo Bank, National Association as trustee, relating to the Senior Floating Rate Notes due 2014.

10.1(7)

Amendment No. 4 to Amended and Restated Credit and Guaranty Agreement, dated as of June 5, 2007, by and among Sanmina-SCI Corporation, each of the subsidiaries of Sanmina-SCI Corporation party thereto, the lenders party thereto, Citibank, N.A., as collateral agent, and Bank of America, N.A., as administrative agent.

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

(4)             Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on August 10, 2001.

(5)             Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-K filed with the SEC on June 13, 2007.

(6)           Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-K filed with the SEC on June 13, 2007.

(7)           Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 8-K filed with the SEC on June 6, 2007.