Form 10-K
period 2007-09-29
SANMINA-SCI CORP
filed 2007-11-28
CIK 897723

Use these links to rapidly review the document
SANMINA-SCI CORPORATION INDEX
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2007
or
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated or, a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        The aggregate value of Common Stock held by non-affiliates of the Registrant was approximately $652,534,171 as of November 14, 2007 based upon the average of Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each entity who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of November 14, 2007, the Registrant had outstanding 530,079,821 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's annual meeting of stockholders to be held on January 28, 2008 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SANMINA-SCI CORPORATION

INDEX

PART I

Item 1.    Business

Overview

        We are an independent global provider of customized, integrated electronics manufacturing services, or EMS. We provide these comprehensive services primarily to original equipment manufacturers, or OEMs, in the communications, computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical, and automotive industries. The combination of our advanced technologies, extensive manufacturing expertise and economies of scale enables us to meet the specialized needs of our customers in these markets in a cost-effective manner.

        Our end-to-end services in combination with our global expertise in supply chain management enable us to manage our customers' products throughout their life cycles. These services include:

  •
  product design and engineering, including initial development, detailed design, preproduction services and manufacturing design;

  •
  volume manufacturing of components, subassemblies and complete systems;

  •
  final system assembly and test;

  •
  direct order fulfillment and logistics services; and

  •
  after-market product service and support.

        Our high volume manufacturing services are vertically integrated, allowing us to manufacture key system components and subassemblies for our customers. By manufacturing key system components and subassemblies ourselves, we enhance continuity of supply and reduce costs for our customers. In addition, we are able to have greater control over the production of our customers' products and retain incremental profit opportunities for the company. System components and subassemblies that we manufacture include high-end printed circuit boards, printed circuit board assemblies, backplanes and backplane assemblies, enclosures, cable assemblies, precision machine components, optical modules and memory modules.

        We manufacture products in 19 countries on five continents. We seek to locate our facilities near our customers and our customers' end markets in major centers for the electronics industry or in lower cost locations. Many of our plants located near customers and their end markets are focused primarily on final system assembly and test, while our plants located in lower cost areas engage primarily in high volume, less complex component and subsystem manufacturing and assembly.

        We have become one of the largest global EMS providers by capitalizing on our competitive strengths, including our:

  •
  end-to-end services;

  •
  product design and engineering resources;

  •
  vertically integrated manufacturing services;

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

Competitive Overview

        We offer our OEM customers end-to-end services that span the entire product life cycle:

Competitive Strengths

        We believe that our competitive strengths differentiate us from our competitors and enable us to better serve the needs of OEMs. Our competitive strengths include:

  •
  End-to-End Services.    We provide services throughout the world to support our customers' products during their entire life cycle, from product design and engineering, through volume manufacturing, to direct order fulfillment and after-market product service and support. We believe that our end-to-end services are more comprehensive than the services offered by our competitors because of our focus on adding value before and after the actual manufacturing of our customers' products. Our end-to-end services enable us to provide our customers with a single source of supply for their EMS needs, reduce the time required to bring products to market, lower product costs and allow our customers to focus on those activities in which they expect to add the highest value. We believe that our end-to-end services allow us to develop closer relationships with our customers and more effectively compete for their future business.

  •
  Product Design and Engineering Resources.    We provide product design and engineering services for new product designs, cost reductions and design for manufacturability (DFx). Our global design and engineering teams include approximately 450 engineers located in 24 design centers and New Product Introduction (NPI) centers in 14 countries. Our engineers work with our customers during complete product life cycle. Our design centers provide hardware, software, ECAD, verification, regulatory, and testing services. We design high speed digital, analog, radio frequency, wired, wireless, optical and electro-mechanical products.

    Our engagement models include Joint Design Manufacturing (JDM), Contract Design Manufacturing (CDM) and consulting engineering for DFx and RoHS. We focus on industry segments to align with our technology focused markets. These include Communications, Medical, Defense & Aerospace, Enterprise Servers and Storage as well our vertically integrated components technologies, i.e. printed circuit boards, enclosures, memory modules and cable assemblies.

    In the JDM model, our customers bring market knowledge and product requirements. We offer complete design engineering and NPI services. For JDM products, typically the intellectual property is jointly owned by us and the customer and we realize manufacturing revenue associated with building and shipping the product.

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

  •
  Advanced Technologies.    We provide services utilizing advanced technologies, which we believe allows us to differentiate ourselves from our competitors. These advanced technologies include the fabrication of complex printed circuit boards and backplanes having over 60 layers and process capabilities for a range of low signal loss, high performance materials, buried capacitors and resistors, and high density interconnects using micro via holes that are formed using laser drills. Our printed circuit board assembly technologies include micro ball grid arrays, fine pitch discretes, and small form factor radio frequency and optical components, as well as advanced packaging technologies used in high pin count application specific integrated circuits and network processors. We use innovative design solutions and advanced metal forming techniques to develop and fabricate high-performance indoor and outdoor chassis, enclosures and frames. Our assembly services use advanced technologies, including precision optical alignment, multi-axis precision stages and machine vision technologies. We use sophisticated procurement and production management tools to effectively manage inventories for our customers and ourselves. We have also developed build-to-order, or BTO, and configure-to-order, or CTO, systems that enable us to manufacture and ship finished systems within 48 to 72 hours after receipt of an order. To coordinate the development and introduction of new technologies to meet our customers' needs in various locations and to increase collaboration among our facilities, we have established a centralized global technology group.

  •
  Global Capabilities.    Most of our customers compete and sell their products on a global basis. As such, they require global solutions that include regional manufacturing for selected end markets, especially when time to market, local manufacturing or content and low cost solutions are critical objectives. Our global network of facilities in 19 countries provides our customers a combination of sites to maximize both the benefits of regional and low cost manufacturing. To manage and coordinate our global operations, we employ an enterprise-wide software system that operates on a single IT platform and provides us with company-wide information regarding component inventories and orders. This system enables us to standardize planning and purchasing at the plant level and to optimize inventory management and utilization. Our systems also enable our customers to receive key information regarding the status of individual programs.

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

        Joint Design Manufacturing Solutions.    As a result of customer feedback, and our customers' desire to manage research and development expenses, we have expanded product designs services to develop systems and components jointly with our customers. In joint design manufacturing model, or JDM, our customers bring market knowledge and product requirements. We offer complete design engineering and NPI services. Our offerings in design engineering include product architecture, development, integration, regulatory and qualification services; while NPI services include quick-turn prototyping, functional test development and introduction into volume production. For JDM products, typically the intellectual property is jointly owned by us and the customer and we realize manufacturing revenue associated with building and shipping the product.

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

Our Products and Services

        We offer our OEM customers end-to-end services that span the entire product life cycle. Examples of products that we manufacture for OEMs include wireless and wireline communications, high-end computer servers and storage, avionics, medical imaging and diagnostic systems and digital satellite set-top boxes. To manufacture these products may require us to use all or some of our end-to-end services.

        Product Design and Engineering.    Our design and engineering groups, provide customers with design and engineering services from initial product design and detailed product development to production. This group also complements our vertically integrated volume manufacturing capabilities by providing manufacturing design services for the manufacture of printed circuit boards, backplanes and enclosures. Our offerings in design engineering include product architecture, development, integration, regulatory and qualification services; while NPI services include quick-turn prototype, functional test development and introduction in to volume production.

        We provide initial product development and detailed product design and engineering services for products such as communications base stations, optical switches and modules, radio frequency amplifier modules, network switches, computer servers and storage products. We follow a well defined product life cycle process during our design and development.

  •
  Initial Product Development.    We provide a range of design and engineering services to customers to complement their initial product development efforts. During this phase, our design engineers work with our customers' product design engineers to assist with product concepts, selecting key components and design reviews.

  •
  Detailed Product Design.    During the detailed product development phase, we work with our customers' product development engineers to optimize product designs to improve the efficiency of the volume manufacturing (DFM) of these products and reduce manufacturing costs. We further analyze product design to improve the ability of tests (DFT) used in the manufacturing process to identify product defects and failures. We provide software development support for product development, including installing operating systems on hardware platforms, developing software drivers for electronic devices, and developing diagnostic, production test and support software. We design components that are incorporated into our customers' products, including printed circuit boards, backplanes, enclosures and cables.

  •
  Preproduction.    After a detailed product design has been completed and the product is released for prototype production, we can build a prototype on a quick turnaround basis. We then analyze the feasibility of manufacturing the product and make any necessary design modifications to the prototype and re-test the prototype to validate its design. We also provide early-stage test development during the prototype phase. We evaluate prototypes to determine if they will meet safety and other standards, such as standards published by Underwriters Laboratories, an independent product safety testing and certification organization, and other similar domestic and international organizations. We also typically provide low-volume manufacturing to satisfy our customers' initial needs. We review the material and component content of our customers' designs with a view to designing in alternative components that may provide cost savings. Our preproduction services help our customers reduce the time required to bring new products to market.

  •
  Manufacturing Design Services.    We provide design and technology support for our vertically integrated system components and subassemblies, including:

  •
  Printed Circuit Board and Backplane Design.    We support our customers with printed circuit board and backplane design and development assistance for optimizing performance, manufacturability and cost factors critical to overall system performance. These printed circuit boards and backplanes incorporate high layer counts and large form factors and are used in complex products such as optical networking products and communications switches. These designs also incorporate component miniaturization technologies and other advanced technologies that increase the number and density of components that can be placed on a printed circuit board. These technologies enable OEMs to provide greater functionality in smaller products. We also provide signal integrity engineering services, which enable the transmission of high speed electrical signals through a system while maintaining signal quality and data integrity.

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

  •
  Printed Circuit Boards.    We have the ability to produce multilayer PCBs on a global basis with high layer counts and fine line circuitry. Our ability to support New Product Introduction and Quick Turn fabrication followed by volume manufacturing in both North America and Asia allows our customers to accelerate their time to market, as well as their time to volume. Standardized processes and procedures make transitioning of products easier for our customers. Our Technology Roadmaps provide leading edge capabilities and higher yielding processes. Engineering teams are available on a world-wide basis to support designers in Design for Manufacturability (DFM) analysis and assemblers with Field Application Support.

    Printed circuit boards are made of fiberglass/resin laminated material layers and contain copper circuits which interconnect and transmit electrical signals among the components that make up electronic devices. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together in the printed circuit board along with adding layers and via hole structures. We are currently capable of efficiently producing printed circuit boards with up to 60 layers and circuit track widths as narrow as two mils (50 micron) in production volumes. Specialized production equipment along with an in-depth understanding of high performance laminate materials allow for fabrication of some of the largest form factor and highest speed (over 12.5 Gbps) backplanes available in the industry. We have also developed several proprietary technologies and processes which improve electrical performance, connection densities and reliability of printed circuit boards. Some of these technologies, such as Buried Capacitance Tm, have become industry standards and are actively licensed to other board fabricators.

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

  •
  Backplanes and Backplane Assemblies.    Backplanes are very large printed circuit boards that serve as the backbones of sophisticated electronics products and provide interconnections for printed circuit boards, integrated circuits and other electronic components. We fabricate backplanes in our printed circuit board plants. Backplane fabrication is significantly more complex than printed circuit board fabrication due to the large size and thickness of the backplanes. We manufacture backplane assemblies by press fitting high density connectors into plated through holes in the bare backplane. In addition, many of the newer higher technology backplanes require SMT attachment of passive discrete components as well as high pin count Ball Grid Array packages. These advanced assembly processes require specialized equipment and a strong focus on quality and process control. We also perform in-circuit and functional tests on backplane assemblies. We have developed proprietary technology and "know-how" which enables backplanes to run at data rates in excess of 10 gigabits per second, or Gbps. We currently have capabilities to manufacture backplanes with up to 60 layers in sizes up to 27.5x42 inches and 0.500 inches in thickness, utilizing a wide variety of high performance laminate materials. These are among the largest and most complex commercially manufactured backplanes, and we are one of a limited number of manufacturers with these capabilities.

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

  •
  Precision Machine Components.    We provide a broad range of manufacturing services for metals and plastics. With some of the largest horizontal milling machines in the United States, we are a supplier of vacuum chamber systems for the semiconductor and flat panel display equipment markets. We also support a number of other markets such as medical and Oil and Gas

    Exploration. We are able to support both low volume engineering programs and high volume production. We utilize advanced computer numerically controlled machined tools enabling the manufacture of components to very tight tolerance standards.

  •
  Optical Modules.    Optical modules are integrated subsystems that use a combination of industry standard and/or custom optical components. We are a provider of complete optical systems for customers in telecommunications, networking, and military markets. Our experience in optical communications and networking products spans long haul/ultra long haul and metro regions for transport, access and switching applications, including last mile solutions. Our service offerings for optical communications customers are designed to deliver end-to-end solutions with special focus on system design, optical module assembly, optical test and integration.

  •
  Memory Modules.    Memory modules are integrated subsystems that use industry standard integrated circuits including processors, digital signal processors, or DSPs, non-volatile flash memory and dynamic random access memory, or DRAM. These modules consist of standard products that are sold for a wide range of applications to a broad base of customers and custom modules that are built and extensively tested for use in a particular OEM's product or system. We design and manufacture a variety of modular solutions, including standard and custom processor modules, flash memory modules and DRAM modules. In addition, we supply solutions to increase memory component density on printed circuit boards. We offer advanced NexMod memory modules that contain multiple RDRAM memory layers vertically stacked and mounted to a printed circuit board. NexMod solutions are tailored for high-end network infrastructure and complex server applications. We also provide innovative DDRI and DDRII DRAM modules utilizing stacked CSP technology, Ram-Stack™, offering high densities in ultra small form factors. We provide custom module solutions including mixed memory and our proprietary foldable rigid assembly microelectronics module, or FRAMM. We integrate both standard and custom modules in products that we manufacture.

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

        Computing: Personal and Business (Enterprise) Computing and Storage Systems.    We provide services for OEMs of personal computers (PC), enterprise computing, and storage systems.

        We provide services to multiple major PC manufacturers. These services include primarily BTO and CTO manufacturing of desktop PC systems serving primarily the enterprise markets. Our PC manufacturing plants can build and configure systems and have them ready for shipment within 48 to 72 hours of receipt of a customer order. These plants are typically located in the geographic region to which the finished system will be shipped to rapidly deliver finished products. We intend to separate the personal and business computing business unit from our core operations either by means of a sale or other disposition of the business. We expect the disposition of this business to occur within the next twelve months.

        We also provide services to enterprise server and storage markets. Our expertise in manufacturing products for the storage and server markets stems from our technological capabilities and vertical integration. We are also a vertically integrated supplier of complex, multilayer printed circuit boards and backplanes, and many high-end computer designs incorporate these components. High-end computing products we manufacture include complex, fault tolerant servers and enterprise storage.

        Multimedia.    We manufacture digital set-top boxes, point of sale equipment, digital cameras, digital home gateways, professional audio-video equipment and internet protocol entertainment devices. For our multimedia OEM customers, we manage the production process for multimedia products, including product design and engineering, test development, supply chain management, manufacturing of printed circuit boards and assemblies, final system assembly and test, and direct order fulfillment, including our BTO and CTO capabilities.

        Industrial and Semiconductor Systems.    Our expertise in manufacturing highly complex systems includes production of semiconductor capital equipment, front-end environmental chambers, computer controllers, and test and inspection equipment. We also have significant experience manufacturing scanning equipment and devices, flat panel display test and repair equipment, optical inspection and x-ray equipment for use in the printed circuit board assembly industry, Explosive Detection equipment, and deep ultraviolet photolithography equipment.

        Defense and Aerospace.    In December 2001, we merged with SCI Systems, Inc., or SCI. SCI began operations as Space-Craft, Inc., in the early 1960's and was then principally a supplier to the defense and aerospace industries. We continue to offer our end-to-end services to the defense and aerospace industry. We believe that this industry currently represents a significant growth opportunity for us due to increased defense spending, as well as the growing desire of defense and aerospace OEMs to outsource non-core manufacturing activities in order to reduce costs. We believe our experience in serving the aerospace industry, as well as our product design and engineering capabilities, represent key competitive strengths for us in the defense and aerospace market. Defense and aerospace products that we design and manufacture include avionics systems, weapons guidance systems, cockpit communications systems, tactical and secure network communications systems, detection systems for homeland defense and space systems.

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

        Automotive.    We started approximately 3 years ago to focus on the automotive industry by establishing a dedicated group and by focusing on selective opportunities. Today we manufacture different types of sensors, body controllers, engine control units, Radios, HVAC control heads, blower modules as well as cables for entertainment solutions. For our mainly "Tier 1" customers we provide design support, product and process qualification (PPAP), manufacturing, supply chain management, supplier quality assurance and EOL services. All our automotive dedicated factories are TS 16949 certified and are providing printed circuit boards, PCB assemblies, cables, as well as final systems.

Customers

        A relatively small number of customers have historically been responsible for a significant portion of our net sales. Sales to our ten largest customers represented 61.5% of our fiscal 2007 net sales, 60.8% of our fiscal 2006 net sales and 63.9% of our fiscal 2005 net sales. For fiscal 2007, three customers, IBM, Lenovo and HP, represented greater than 10% of our net sales at 11.6%, 11.2% and 11.1%, respectively. For fiscal 2006, three customers, IBM, Lenovo and HP, represented greater than 10% of our net sales at 12.8%, 10.5% and 10.0%, respectively.

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

        We generally do not obtain firm, long-term commitments from our customers under supply agreements. As a result, customers can cancel their orders, change production quantities or delay orders. Uncertain economic conditions and our general lack of long-term purchase contracts with our customers make it difficult for us to accurately predict revenue over the long term. Even in those cases in which customers are contractually obligated to purchase products from us or repurchase unused inventory from us that we have ordered for them, we may elect not to immediately enforce our contractual rights because of the long-term nature of our customer relationships and for other business reasons, and instead may negotiate accommodations with customers regarding particular situations.

Backlog

        We generally do not obtain firm, long-term commitments from our customers. Instead, our procurement of inventory and our volume manufacturing activities are based primarily on forecasts provided by our customers. This enables us to minimize the time lapse between receipt of a customer's order and delivery of product to the customer. For certain of our products, the typical cycle-time from receipt of customer order to shipment of final product is one to three days. For other products, OEM customers typically do not make firm orders for delivery of products more than thirty to ninety days in advance. Additionally, customers may cancel or postpone scheduled deliveries, generally without significant penalty. Therefore, we do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales.

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

        Each of our key customer accounts is managed by a dedicated account team, including a global business manager directly responsible for account management. Global business managers coordinate activities across divisions to effectively satisfy customer requirements and have direct access to our senior management to quickly address customer concerns. Local customer account teams further support the global teams and are linked by a comprehensive communications and information management infrastructure.

Competition

        We face competition from other major global EMS companies such as Celestica, Inc., Flextronics International Ltd., Hon Hai (FoxConn), and Jabil Circuit, Inc. as well as other EMS companies that often have a regional or product, service or industry specific focus. In addition, our potential customers may also compare the benefits of outsourcing their manufacturing to us with the merits of manufacturing products themselves.

        We compete with different companies depending on the type of service or geographic area. We believe that the primary basis of competition in our target markets is manufacturing technology, quality, delivery, responsiveness, provision of value-added services and price. To remain competitive, we must continue to provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. We believe our primary competitive strengths include our ability to provide global end-to-end services, our product design and engineering resources, our advanced technologies, our high quality manufacturing assembly and test services, our customer focus, our expertise in serving diverse end markets and an experienced management team.

Intellectual Property

        We hold various United States and foreign patents primarily related to printed circuit boards, methods of manufacturing printed circuit boards, and enterprise computing. For other proprietary processes, we rely primarily on trade secret protection. We also have registered trademarks in the United States and many other countries throughout the world.

        From time to time, we receive communications from third parties that include assertions with respect to intellectual property rights. Although we do not believe that our current trademarks, manufacturing processes or patents infringe on the intellectual property rights of third parties in any material respect, we cannot assure you that third parties will not assert infringement claims against us in the future. If such an assertion were to be made, it may become necessary or useful for us to enter into licensing arrangements or to resolve such an issue through litigation. However, we cannot assure you that such license rights would be available to us on commercially acceptable terms, if at all, or that any such litigation would be resolved favorably. Additionally, such litigation could be lengthy and costly and could materially affect our financial condition regardless of the outcome of such litigation.

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

        In addition, although the electronics assembly process generates significantly less wastewater than printed circuit board fabrication, maintenance of environmental controls is also important in the electronics assembly process because such operations can generate lead dust. Upon vacating a facility, we are responsible for remediating the lead dust from the interior of the manufacturing facility. Although there are no applicable standards for lead dust remediation in manufacturing facilities, we endeavor to make efforts to remove the residues. To date, lead dust remediation costs have not been material to our operations. We also monitor for airborne concentrations of lead in our buildings and are not aware of any significant lead concentrations in excess of the applicable OSHA standards.

        We have a range of corporate programs in place with regard to environmental compliance and reduction of the use of hazardous materials in manufacturing. In the environmental compliance area, we are developing corporate-wide standardized environmental management systems, auditing programs and policies to enable us to better manage environmental compliance activities. We are also developing programs to certify our facilities under ISO 14001, a set of standards and procedures relating to environmental compliance management. In addition, the electronics industry is subject to the European Union's Restrictions of Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment, or WEEE, directives which took effect beginning in 2005 and 2006. Parallel initiatives are being proposed in other jurisdictions, including several states in the United States and the Peoples' Republic of China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. We have implemented procedures to make our manufacturing process compliant with RoHS and we believe products sold by us into countries with restrictions on the concentrations of hazardous materials contained in those products (such as RoHS in the European Union) comply with such restrictions. In the case of WEEE, the compliance responsibility rests primarily with OEMs rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations. We are in the process of developing programs that we can offer to our customers to assist them with WEEE compliance.

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

        We use an environmental consultant to assist us in evaluating the environmental liabilities of the companies that we acquire as well as those associated with our ongoing operations, site contamination issues and historical disposal activities in order to establish appropriate accruals in our financial statements. In addition to liabilities associated with site contamination and related issues, we could also incur expenses associated with inventories containing restricted substances that we do not consume by the RoHS effective dates. We also undertake a process of evaluating and updating our reserves over time. As of September 29, 2007, based on the evaluations of our consultants, we have accrued $17.6 million for our environmental liabilities. Although we believe this amount is adequate, we cannot be certain that environmental liabilities will not exceed the accrued amount.

Employees

        As of September 29, 2007, we had 52,607 employees, including 12,402 temporary employees. None of our U.S. employees are represented by a labor union. In some international locations, particularly in Western Europe, Latin America and the Middle East, our employees are represented by labor unions on either a national or plant level. Some Western European countries and Latin American countries also have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We believe that our relationship with our employees is good.

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

Item 1A.    Risk Factors

        Refer to the "Factors Affecting Operating Results" contained in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations"

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        Facilities.    Our customers market numerous products throughout the world and therefore need to access manufacturing services on a global basis. To enhance our EMS offerings, we seek to locate our facilities either near our customers and our customers' end markets in major centers for the electronics industry or, when appropriate, in lower cost locations. Many of our plants located near customers and their end markets are focused primarily on final system assembly and test, while plants located in lower cost areas are engaged primarily in higher volume, less complex component and subsystem manufacturing and assembly.

        As of September 29, 2007, we manufacture products in 63 plants, consisting of 35 electronics assembly facilities, 24 technology component facilities, and 4 personal computing assembly facilities, located both domestically and internationally. Our domestic plants are located in key electronics industry centers, including Silicon Valley—(Northern California), Southern California, New England, Texas, Northern Alabama, the Research Park Triangle area and New York, as well as in several other locations. Internationally, we have plants in Latin America (Brazil and Mexico), Canada, Western Europe (United Kingdom, Ireland, France, Germany, Sweden, and Finland), Eastern Europe (Hungary), Israel and Asia (Peoples' Republic of China, India, Indonesia, Japan, Malaysia, Singapore, and Thailand). For fiscal 2007, approximately 75.9% of our net sales were from operations outside of the United States.

        We continue to evaluate our global manufacturing operations and restructure our facilities and operations to bring our manufacturing capacity in line with demand and our manufacturing strategy and to provide cost efficient services for our customers. Through this process, we have closed certain facilities not required to satisfy current demand levels, but have retained strategic manufacturing facilities in the United States and Western Europe that focus on higher value added manufacturing activities. We provide extensive operations in lower cost locations, including Latin America, Eastern Europe, China and Southeast Asia, and we plan to expand our presence in these lower cost locations, as appropriate to meet the needs of our customers.

        As of September 29, 2007, the approximate square footage of our manufacturing facilities by country is as follows:

Approximate Square Footage
Brazil	261,000
Canada	586,845
China	1,483,698
Finland	262,085
France	289,461
Germany	406,025
Hong Kong	19,000
Hungary	1,214,391
India	18,000
Indonesia	66,067
Ireland	110,000
Israel	344,919
Japan	5,990
Malaysia	356,124
Mexico	2,226,637
Singapore	691,593
Sweden	206,053
Taiwan	2,500
Thailand	138,500
United Kingdom	44,000
United States	4,197,772

TOTAL	12,930,660

        In addition, we have 304,730 (not included in the above figure) square feet of non-manufacturing space that we are currently using and 66,187 square feet (not included in the above figure) of manufacturing space subleased to others. We also have manufacturing facilities (not included in the above figure) that are closed or in the process of closing as of September 29, 2007, which include facilities totaling approximately 829,976 square feet for domestic locations and approximately 1,132,127 square feet for international locations. We are currently undertaking an aggressive program to sublease or terminate leases for unused facilities and to sell owned properties that are no longer expected to serve our future needs.

        As of September 29, 2007, our active manufacturing facilities consist of approximately 9.4 million square feet in facilities that we own, with the remainder in leased facilities under lease terms expiring between fiscal 2007 and fiscal 2035.

        We believe our existing facilities are adequate to meet our reasonably foreseeable requirements. We regularly evaluate our expected future facilities requirements.

        Certifications and Registrations.    Certifications and registrations under industry standards are important to our business because many customers rely on them to confirm our adherence to manufacturing process and quality standards. Certain markets, such as telecommunications, medical, defense, aerospace and automotive, require adherence to industry-specific standards. Substantially all of our manufacturing facilities are registered under ISO 9001:2000, a standard published by the International Organization for Standardization. As part of the ISO 9001:2000 certification process, we have a highly developed quality management system and continually improve its effectiveness in accordance with its requirements. We use this registration to demonstrate our ability to consistently provide product that meets customer and applicable regulatory requirements and enhance customer satisfaction through its effective application. ISO 9001:2000 registration is of particular importance to our customers throughout the world.

        In addition to ISO 9001:2000, many of our facilities are TL 9000 registered. The TL 9000 quality system requirements and quality system metrics are designed specifically for the telecommunications industry to promote consistency and efficiency, reduce redundancy and improve customer satisfaction. Included in the TL 9000 system are performance-based metrics that quantify reliability and quality performance of the product. The majority of our facilities are also Underwriters Laboratory compliant. These standards define requirements for quality, manufacturing process control and manufacturing documentation and are required by many OEMs in the communications sector of the electronics industry.

        Our medical products division has identified certain manufacturing facilities to be centers of excellence for medical products manufacturing. Currently most of those facilities are FDA and ISO 13485:2003 registered and fully compliant to the FDA's quality systems regulations.

        Our defense and aerospace operations are headquartered in the Huntsville, Alabama area and are housed in a facility dedicated to meeting the specialized needs of our defense and aerospace customers. This Defense and Aerospace operation, as well as other selected operations around the world are AS9100 registered. The Defense and Aerospace operation is also certified under various U.S. military specifications as well as under ANSI and other standards appropriate for defense and aerospace suppliers.

        Our automotive facilities are strategically located worldwide. Substantially all of our automotive facilities are ISO/TS 16949 registered and also certified under the Automotive Industry Standard.

Item 3.    Legal Proceedings

        We are a so-called "nominal defendant" party to multiple shareholder derivative lawsuits that were filed following our June 9, 2006 announcement that we had initiated an internal inquiry into our historical stock option administration practices. In particular, five separate shareholder derivative actions have been filed and consolidated into a single proceeding pending in the United States District Court for the Northern District of California, captioned In re Sanmina-SCI Corporation Derivative Litigation, Master File No. C-06-3783-JF. The first of these consolidated actions was filed June 15, 2006. A consolidated complaint was filed on October 30, 2006. In addition, three related shareholder derivative actions have been filed and consolidated into a single proceeding pending in Superior Court for the State of California, County of Santa Clara, captioned In re Sanmina-SCI Corporation Derivative Action, Master File No. 1-06-CV-071786. A consolidated complaint was filed on August 17, 2007.

        In all of these actions, the derivative plaintiffs allege that they are our shareholders and purport to bring the actions on our behalf and for our benefit. This is why we are a "nominal defendant" party to each of these actions; no relief is sought against us in these lawsuits and any recovery (net of any court award of attorneys fees and costs to derivative plaintiffs' counsel) would belong to us. As previously disclosed, the list of defendants varies from action to action and includes 29 different current and former directors and officers of the Company. The derivative plaintiffs allege generally that the individual defendants manipulated the grant dates of our stock options between 1994 and 2006, allegedly in breach of duties owed to us and our shareholders, causing us to report our financial results inaccurately and resulting in harm to us. Plaintiffs seek money damages against the individual defendants, an accounting for damages allegedly caused by the individual defendants, disgorgement of profits allegedly improperly obtained by the defendants, and various other types of equitable and injunctive relief. In August 2006, our Board of Directors created a Special Litigation Committee comprised of directors Alain A. Couder and Peter J. Simone, and vested that committee with the full authority on our behalf to investigate the claims asserted by the derivative plaintiffs, and to determine what action should be taken with respect to the shareholder derivative actions including without limitation whether we should pursue claims against the named defendants or other persons. The Special Litigation Committee's investigation is substantially concluded although it has not yet issued a formal report. The courts have scheduled status conferences in the respective cases for late November and early December. The parties are engaged in discussions regarding the possibility of reaching an appropriate resolution of the litigations in light of the Special Litigation Committee's tentative conclusions. Although the shareholder derivative lawsuits do not seek damages or other relief against us, we do owe certain indemnification obligations to our current and former directors, officers and employees involved with the stock option-related proceedings, particularly to the extent that individuals are found not to have engaged in any wrongdoing. We cannot currently predict whether the shareholder derivative lawsuits will result in any material net recovery for us.

        Additionally, we are aware that the Securities and Exchange Commission and the United States Attorney for the Northern District of California are conducting investigations into our historical stock option administration practices. We have received informal requests for documents and other information from the Securities and Exchange Commission and a grand jury subpoena from the United States Attorney. The Securities and Exchange Commission has issued a formal order of investigation. We also have received several information document requests from the Internal Revenue Service in connection with certain historical stock option awards. We are cooperating fully with these investigations. In addition, we are a party to certain legal proceedings that have arisen in the ordinary course of our business. We believe that the resolution of these proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

EXECUTIVES OF SANMINA-SCI

        Pursuant to General Instruction G(3), the information regarding our executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

        The following table sets forth the name of each executive officer of Sanmina-SCI, the office held by such officer and the ages as of September 29, 2007 of such officer.

Name	Age	Position
Jure Sola	56	Chairman of the Board and Chief Executive Officer
Joseph Bronson	59	President and Chief Operating Officer
Hari Pillai	47	President, Global EMS Operations
Walter Hussey	55	President, Technology Components Group
David L. White	52	Executive Vice President of Finance and Chief Financial Officer
Michael Tyler	51	Executive Vice President, General Counsel and Corporate Secretary
Dennis Young	56	Executive Vice President of Worldwide Sales and Marketing

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

        Joseph Bronson joined our Company as our president and chief operating officer in August 2007 at which time he joined the Company's Board of Directors. He previously served as president and chief executive officer of FormFactor, a semiconductor wafer probe card manufacturing company, from November 2004 to January 2007 and as director since April 2002. He was also an executive vice president of Applied Materials, a semiconductor equipment company, from December 2000 to October 2004. Mr. Bronson served as chief financial officer at Applied Materials from January 1998, as senior vice president from January 1998 to December 2000, and as group vice president from April 1994 to January 1998.

        Hari Pillai joined our Company in 1994 and has served in manufacturing management positions since that time. In January 2002, Mr. Pillai was appointed president and general manager of the EMS division of our company and in October 2004 was appointed president, global EMS operations.

        Walter Hussey joined our Company as president of the technology components group in July 2007. Prior to joining Sanmina-SCI, he served as vice president of Global Manufacturing and Distribution for Symbol Technologies, Inc., a telecommunication company, from 2003 to 2007.

        David L. White has served as our executive vice president of finance and chief financial officer since August 2004. Prior to joining us, he was senior vice president and chief financial officer of Asyst Technologies, a provider of integrated automation solutions that enhance semiconductor and flat-panel display (FPD) manufacturing productivity, from 2003 to 2004. Previously, he was president and chief executive officer of Candescent Technologies, a developer of field emission display (FED) technology for next-generation thin FPDs from 1995 to 2002.

        Michael Tyler has served as our executive vice president and general counsel since April 2007. Mr. Tyler became our corporate secretary in June 2007. Prior to joining us, he was senior vice president, chief legal and administrative officer of Gateway, Inc., a major personal computer manufacturer, where he was employed from 2000-2007. Prior to that, he served as senior corporate counsel - International, at Northrop Grumman Corporation from 1995 to 2000, as an associate at the law firm Heller, Ehrman, White & McAuliffe from 1991 to 1995, and as a law clerk for the United States Court of Appeals for the Ninth Circuit from 1987 to 1988.

        Dennis Young has served as executive vice president of worldwide sales and marketing since March 2003. Prior to joining our company, Mr. Young was senior vice president of sales from May 2002 to March 2003 and vice president of sales from March 1998 to May 2002 of Pioneer-Standard Electronics, a provider of industrial and consumer electronic products.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock is traded on the Nasdaq National Market under the symbol SANM. The following table lists the high and low intra-day prices for our common stock as reported on Nasdaq.

Fiscal 2007	High	Low
First quarter	$4.44	$3.42
Second quarter	$3.94	$3.24
Third quarter	$3.88	$3.13
Fourth quarter	$3.31	$1.88
Fiscal 2006	High	Low
First quarter	$4.73	$3.45
Second quarter	$4.95	$3.66
Third quarter	$5.85	$3.90
Fourth quarter	$4.90	$3.04

        The graph below matches Sanmina-SCI Corporation's cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the NASDAQ Electronic Components index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 9/30/2002 to 9/30/2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Sanmina-SCI Corporation, The S&P 500 Index
And The NASDAQ Electronic Components Index

    *
    $100 invested on 9/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending September 30.

    Copyright © 2007, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	9/02	9/03	9/04	9/05	9/06	9/07
Sanmina-SCI Corporation	100.00	348.74	254.51	154.87	135.02	76.53
S&P 500	100.00	124.40	141.65	159.01	176.17	205.13
NASDAQ Electronic Components	100.00	192.60	157.24	185.10	172.56	208.68

    The stock price performance included in this graph is not necessarily indicative of future stock price performance

Stockholders

        As of November 14, 2007, we had approximately 2,138 common stockholders of record. On November 14, 2007, the last reported sales price of our common stock on the Nasdaq National Market was $2.02 per share.

Dividends

        We have never declared or paid cash dividends on our common stock. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. The indentures governing our Senior Floating Rate Notes, 6.75% Senior Subordinated Notes and 8.125% Senior Subordinated Notes and the agreement governing our Senior Secured Credit Facility contain covenants that limit our ability to pay dividends; see also "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Item 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data," included elsewhere in this Form 10-K.

FIVE YEAR SELECTED FINANCIAL HIGHLIGHTS

Consolidated Statements Of Operations Data:

	Fiscal Year Ended
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Net sales	$10,384,254	$10,955,421	$11,734,674	$12,204,607	$10,361,434
Operating income (loss)	(1,001,937)	53,317	(489,760)	84,482	(154,914)
Loss before income taxes, extraordinary gain and cumulative effect of accounting changes	(1,120,903)	(150,153)	(639,825)	(36,800)	(275,245)
Provision for (benefit from) income taxes	13,754	(5,766)	394,121	18,412	(53,592)
Extraordinary gain, net of tax of $0	—	—	—	3,583	—
Cumulative effect of accounting changes	—	2,830	—	—	—
Net loss	$(1,134,657)	$(141,557)	$(1,033,946)	$(51,629)	$(221,653)
Basic and diluted net loss per share	$(2.15)	$(0.27)	$(1.99)	$(0.10)	$(0.43)
Shares used in computing basic and diluted per share amount	527,117	525,967	520,574	515,803	510,102

Consolidated Balance Sheet Data:

	As of Fiscal Year Ended
	2007	2006	2005	2004	2003
	(In thousands)
Cash and cash equivalents	$933,424	$491,829	$1,068,053	$1,069,447	$889,574
Net working capital	1,618,375	1,516,754	1,672,481	1,422,972	1,921,056
Total assets	4,669,955	5,862,430	6,269,128	7,542,460	7,420,728
Long-term debt	1,588,072	1,507,112	1,666,768	1,297,337	1,925,630
Stockholders' equity	1,173,147	2,270,563	2,383,811	3,360,993	3,347,963

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

Overview

        We are a leading independent global provider of customized, integrated electronics manufacturing services, or EMS. Our revenue is generated from sales of our services primarily to original equipment manufacturers, or OEMs, in the communications; personal and business computing; enterprise computing and storage; multimedia; industrial and semiconductor capital equipment; defense and aerospace; medical and automotive industries.

        A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented 61.5%, 60.8%, and 63.9% of our net sales for fiscal 2007, 2006, and 2005, respectively, and three customers, IBM, Lenovo and HP, represented 10% or more of our net sales for fiscal 2007 and 2006. Our largest customer, IBM, represented 10% or more of our net sales for fiscal 2005.

        In recent periods, we have generated a significant portion of our net sales from international operations. During fiscal 2007, 2006, and 2005, 75.9%, 75.1%, and 76.2%, respectively, of our consolidated net sales were generated from non-U.S. operations. The concentration of international operations has resulted from overseas acquisitions and a desire on the part of many of our customers to move production to lower cost locations in regions such as Asia, Latin America and Eastern Europe. We expect this trend to continue.

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

        We have experienced fluctuations in gross margins and in our results of operations in the past and may continue to experience such fluctuations in the future. Fluctuations in our gross margins may be caused by a number of factors, including pricing, changes in product mix, competitive pressures, transition of manufacturing to lower cost locations, level of operational efficiences and overall business levels.

        Consistent with previous announcements in the first quarter of fiscal 2007 concerning our personal and business computing business unit, we intend to separate this business unit from our core operations either by means of a sale or other disposition of the business. This business unit includes our personal computing and industry standard server businesses, our related BTO/CTO operations in Mexico and Hungary and our associated logistics activities. We expect the disposition of this business to occur within the next twelve months.

Summary Results of Operations

        The following table presents our key operating results:

	Fiscal Year Ended
	September 29, 2007	September 30, 2006	October 1, 2005
	(In thousands)
Net sales	$10,384,254	$10,955,421	$11,734,674
Gross profit	$553,213	$621,736	$630,182
Operating income (loss)	$(1,001,937)	$53,317	$(489,760)
Net loss	$(1,134,657)	$(141,557)	$(1,033,946)

Key performance measures

        The following tables present certain key performance measures that management utilizes to assess operating performance:

	Three Months Ended
	September 29, 2007	June 30, 2007	March 31, 2007	December 30, 2006
Days sales outstanding(1)	44	47	49	50
Inventory turns(2)	9.0	8.4	8.1	7.9
Accounts payable days(3)	56	56	51	52
Cash cycle days(4)	29	35	43	45
	Three Months Ended
	September 30, 2006	July 1, 2006	April 1, 2006	December 31, 2005
Days sales outstanding(1)	51	53	48	51
Inventory turns(2)	7.9	8.1	8.6	9.6
Accounts payable days(3)	53	56	51	55
Cash cycle days(4)	44	42	40	33

    (1)
    Days sales outstanding, or DSO, is calculated as the ratio of ending accounts receivable, net, to average daily net sales for the quarter.

    (2)
    Inventory turns (annualized) are calculated as the ratio of four times our cost of sales for the quarter to inventory at period end.

    (3)
    Accounts payable days is calculated as the ratio of 365 days divided by accounts payable turns, in which accounts payable turns is calculated as the ratio of four times our cost of sales for the quarter to accounts payable at period end.

    (4)
    Cash cycle days is calculated as the ratio of 365 days to inventory turns, plus days sales outstanding minus accounts payable days.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate the process used to develop estimates for certain reserves and contingent liabilities, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates.

        We believe the following critical accounting policies reflect the more significant judgments and estimates used by us in preparing our consolidated financial statements:

        Revenue Recognition—We derive revenue from sales of manufacturing services. We also derive revenues from sales of certain inventory, including raw materials, to customers who reschedule, amend or cancel purchase orders after we have procured inventory to fulfill their purchase orders. We recognize revenue for manufacturing services based on shipping terms. For other services, we recognize revenue when they have been performed. Specifically, we recognize revenue when a persuasive arrangement between us and the buyer exists, the price is fixed or determinable, title to the product or the inventory is transferred to the customer and collectibility is reasonably assured. Our assessment of collectibility involves the use of judgment. See "Accounts Receivable and Other Related Allowances" below for further discussion. Except in specific circumstances, there are no formal customer acceptance requirements or further Sanmina-SCI obligations related to the product or the inventory subsequent to shipment. In specific circumstances in which there are customer acceptance requirements or further Sanmina-SCI obligations, with the exception of our warranty, revenue is recognized at the point of formal acceptance or upon completion of obligations. Provisions are made for estimated sales returns and adjustments at the time revenue is recognized. Establishing these provisions requires management's judgment and the use of historical data and trends. Such provisions were not material to the Consolidated Financial Statements for any period presented herein. In specific circumstances in which we are acting as an agent on behalf of the customer on procurement and shipment of goods in accordance with Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", gross revenue is not recognized on the sale of the goods sold. Instead, revenue is recognized net of the costs of the goods. We present revenues net of sales taxes and value-added taxes in our Consolidated Statement of Operations in accordance with EITF 06-3, "How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement". Amounts billed to customers related to shipping and handling are classified as revenue, and our shipping and handling costs are included in cost of sales.

        Accounts Receivable and Other Related Allowances—We estimate product returns, and other adjustments related to current period net sales, to establish related allowances. In making these estimates, we analyze the creditworthiness of our customers, past experience, changes in customer demand, and the overall economic climate in industries that we serve. If actual product returns, warranty claims or other adjustments differ significantly from our estimates, the amount of revenue or operating expenses we report would be affected. One of our most significant credit risks is the ultimate realization of our accounts receivable. This risk is mitigated by (i) sales to well-established companies, (ii) ongoing credit evaluation of our customers, and (iii) frequent contact with our customers, especially our most significant customers, which enables us to monitor current changes in their business operations and to respond accordingly. To establish our allowance for doubtful accounts, we regularly estimate the credit risk associated with accounts receivable and consider concentrations of credit risks.

We evaluate credit risk related to specific customers based on the current economic environment; however, we are not able to predict the inability of our customers to meet their financial obligations to us. We believe the allowances that we have established are adequate under the circumstances; however, a change in the economic environment or a customer's financial condition could cause our estimates of allowances, and consequently the provision for doubtful accounts, to change, which could have a significant adverse impact on our financial position and/or results of operations.

        Stock-Based Compensation—On October 2, 2005, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment", which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options, restricted stock units and purchase rights under our Employee Stock Purchase Plan ("ESPP") based on estimated fair values. Our Consolidated Statements of Operations for fiscal 2007 and 2006 reflect the provisions of SFAS No. 123R. Periods prior to 2006 are presented in accordance with accounting standards applicable for those periods.

        SFAS No. 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. Upon adoption of SFAS No. 123R, we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock options and purchase rights under the ESPP. The Black-Scholes model requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards, including the option's expected term and the price volatility of the underlying stock. For restricted stock awards and units, compensation expense is calculated based on the fair market value of our stock on the date of grant. For performance restricted stock units, compensation expense is recognized only when we have met the performance probability criteria.

        Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal 2006, we accounted for forfeitures as they occurred. Management's estimate of forfeitures is based primarily on historical data and trends.

        In conjunction with the adoption of SFAS No. 123R, we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method (for the purposes of pro forma information under SFAS No. 123) to the straight-line single option method. Compensation expense for all stock-based awards granted on or prior to October 1, 2005 will continue to be recognized using the accelerated multiple-option approach, and compensation expense for all stock-based awards granted subsequent to October 1, 2005, will be recognized using the straight-line single option method.

        Inventories—We state inventories at the lower of cost (first-in, first-out method) or market value. Cost includes material, labor and manufacturing overhead incurred for finished goods and work-in-process. We regularly evaluate the carrying value of our inventories. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable values. The ultimate realization of inventory carrying amounts is affected by our exposure to changes in customer demand for inventory that customers are not contractually obligated to purchase and raw materials held for specific customers who are experiencing financial difficulties. Inventory reserves are established based on forecasted demand, past experience with specific customers, the ability to redistribute inventory to other programs or back to our suppliers, and the presence of contractual language obligating the customers to pay for the related inventory. Prepayments received from customers for excess and obsolete inventories that have not been shipped to customers or otherwise disposed of are netted against inventory.

        We procure inventory based on specific customer orders and forecasts. Customers have limited rights of modification with respect to these orders. Correspondingly, customer modifications to orders affecting inventory previously procured by us (for example, cancellations or rescheduling of orders, as well as inventory that is highly customized and therefore not available for use by other customers) and our purchases of inventory beyond customer needs may result in excess and obsolete inventory for the related customers. Although we may be able to use some excess components and raw materials for other products we manufacture, a portion of the cost of this excess inventory may not be returned to the vendors or recovered from customers. Write-offs or write-downs of inventory could relate to:

  •
  declines in the market value of inventory;

  •
  raw materials held for specific customers who are experiencing financial difficulty; and

  •
  changes in customer demand for inventory, such as cancellation of orders and our purchases of inventory beyond customer needs that result in excess quantities on hand that we are not able to return to the vendor or charge back to the customer.

        Our practice is to dispose of excess and obsolete inventory as soon as practicable after such inventory has been identified as having no value to us. Sales of such inventory have not been significant and have not had a material impact on our gross margins to date.

        Restructuring Costs—We recognize restructuring charges in connection with our plans to exit certain activities resulting from the identification of excess manufacturing and administrative facilities that we choose to close or consolidate. In connection with our exit activities, we record restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges are incurred pursuant to formal plans developed by management and accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities, and EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." When applicable, employee termination costs are recorded pursuant to SFAS No. 112, "Employer's Accounting for Postemployment Benefits." Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable in accordance with our policy. Fixed assets that are written off or impaired as a result of restructuring plans are typically held for sale or scrapped. The recognition of restructuring charges requires our management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less selling costs, of property, plant and equipment to be disposed of. Management's estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained, and that the utilization of the provisions are for their intended purposes in accordance with developed exit plans.

        Goodwill—Costs in excess of the fair value of tangible and other intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. SFAS No. 142, "Goodwill and Other Intangible Assets," requires that companies not amortize goodwill, but instead test for impairment at least annually. We adopted SFAS No. 142 on September 30, 2001 and have evaluated goodwill on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss.

        The preparation of the goodwill impairment analysis requires management to make significant estimates and assumptions with respect to the determination of fair values of reporting units and tangible and intangible assets. These estimates and assumptions may differ significantly from period to period. Estimates and assumptions include the Company's operating forecasts, revenue growth rates, risk-commensurate discount rates, probability-weighted scenarios, customer retention rates and return on assets.

        We realigned our reporting structure in the third quarter of fiscal 2007 based on organizational changes within the Company and the different types of manufacturing services offered to our customers. As a result, in accordance with SFAS No. 142, we identified three reporting units: Electronic Manufacturing Services, Personal Computing and Technology Components. Previously, Technology Components was not a reporting unit but was included as part of the Electronic Manufacturing Services reporting unit. Refer to Impairment of Goodwill, Tangible and Intangible Assets for further discussion.

        Tangible and Other Intangible Assets—We review long-lived tangible and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. We estimate fair value based on projected discounted future net cash flows using a discount rate reflecting our weighted-average cost of capital, or other appropriate methods of determining fair value. Management applies significant judgment in estimating future cash flows and in determining our weighted-average cost of capital.

        Income Taxes—We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We believe that our accruals for tax liabilities are adequate for all open years, based on our assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. Although we believe our accruals for tax liabilities are reasonable, tax regulations are subject to interpretation and the tax controversy process is inherently uncertain; therefore, our assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. To the extent that the probable tax outcome of these matters changes, such changes in estimates will impact the income tax provision in the period in which such determination is made.

        We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the "more likely than not" criteria established by SFAS No. 109, "Accounting for Income Taxes." Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies.

        During fiscal 2005, we established a valuation allowance for our U.S. and certain other net deferred tax assets. This action was taken primarily due to cumulative losses from prior years and uncertainty regarding our ability to generate certain minimum levels of future taxable income. Because of continuing losses during fiscal 2007 in the U.S. and certain other countries, we continue to maintain a full valuation allowance on future tax benefits in the U.S. and certain foreign jurisdictions.

Results of Operations

Fiscal Years Ended September 29, 2007, September 30, 2006, and October 1, 2005

        The following table presents certain statements of operations data expressed as a percentage of net sales.

	Fiscal Year ended
	September 29, 2007	September 30, 2006	October 1, 2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	94.7	94.3	94.6

Gross margin	5.3	5.7	5.4

Operating expenses:
Selling, general and administrative	3.6	3.4	3.1
Restructuring costs	0.4	1.2	1.0
Research and development	0.3	0.4	0.3
Impairment of goodwill, tangible and other intangible assets	10.6	0.1	5.1
Amortization of intangible assets	0.1	0.1	0.1
In-process research and development	—	—	—

Total operating expenses	15.0	5.2	9.6

Operating income (loss)	(9.7)	0.5	(4.2)
Interest income	0.3	0.2	0.2
Interest expense	(1.6)	(1.1)	(1.3)
Loss on extinguishment of debt	—	(0.8)	—
Other income (expense), net	0.2	(0.2)	(0.2)

Interest and other expense, net	(1.1)	(1.9)	(1.3)

Loss before income taxes and cumulative effect of accounting changes	(10.8)	(1.4)	(5.5)
Provision for income taxes	0.1	(0.1)	3.3

Loss before cumulative effect of accounting changes	(10.9)	(1.3)	(8.8)
Cumulative effect of accounting changes	—	—	—

Net loss	(10.9)%	(1.3)%	(8.8)%

Net Sales

        Net sales in fiscal 2007 decreased 5.2% to $10.4 billion from $11.0 billion in fiscal 2006. Approximately $400 million of the decrease was related to the high-end computing end market and resulted from our exit of the original design manufacturer ("ODM") business at the end of the first quarter of fiscal 2007 and a delay in demand due to a customer merger. Additionally, approximately $400 million of the decrease is related to our communications end-market and resulted from reduced orders from three customers These decreases were partially offset by increases of $100 million from our medical end market, $82 million from our defense and aerospace end-market and $58 million from our multi-media end-market.

        Net sales in fiscal 2006 decreased 6.6% to $11.0 billion from $11.7 billion in fiscal 2005. Approximately $772 million of the decline in sales in fiscal 2006 was due to decreased demand from existing customers in our personal and business computing business. The remaining decreases in net sales for fiscal 2006 were primarily due to a decline in revenue of $262 million and $186 million from our enclosures and storage systems businesses, respectively, offset by an increase in other areas of our business.

Gross Margin

        Gross margin was 5.3% in fiscal 2007, 5.7% in fiscal 2006 and 5.4% in fiscal 2005. The decrease in gross margin from fiscal 2006 to fiscal 2007 was primarily a result of weak demand in our communications and high-end computing end markets that significantly impacted sales in our printed circuit board fabrication business, enclosures business and new product introduction/gateway business. Lower demand in these higher margin businesses had a larger than proportional impact on our profitability. In addition, the decrease in gross margin was partially due to operational inefficiencies in our enclosures business. These negative impacts were offset by approximately 0.25% gross margin improvement as a result of a reduction in losses associated with our ODM business which we restructured late in fiscal 2006. The increase in gross margin from fiscal 2005 to fiscal 2006 was primarily attributable to changes in product mix as discussed above in Net Sales and improved cost efficiencies. We expect gross margins to continue to fluctuate based on overall production and shipment volumes as well as changes in the mix of products demanded by our major customers.

        Fluctuations in our gross margins may be caused by a number of factors, including:

  •
  Greater competition in EMS and pricing pressures from OEMs due to greater focus on cost reduction;

  •
  Changes in the overall volume of our business;

  •
  Changes in the mix of high and low margin products demanded by our customers;

  •
  Changes in customer demand and sales volumes, including demand for our vertically integrated key system components and subassemblies;

  •
  Provisions for excess and obsolete inventory that we are not able to charge back to a customer or sales of inventories previously written down;

  •
  Operational inefficiencies;

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

Selling, General and Administrative

        Selling, general and administrative expenses were $374.2 million for fiscal 2007, $364.9 million for fiscal 2006 and $364.0 million for fiscal 2005. As a percentage of net sales, selling, general and administrative expenses were 3.6% for fiscal 2007, 3.4% for fiscal 2006, and 3.1% for fiscal 2005. The increase in absolute dollars from fiscal 2006 to fiscal 2007 was primarily attributable to an increase in stock based compensation expenses of $6.5 million resulting primarily from a change in our estimated forfeiture rate, an increase in the bad debt provision of $4.2 million ($1.7 million expenses in fiscal 2007 versus $2.5 million recovery in fiscal 2006), and an increase in administration fees of $3.0 million resulting from higher sales of accounts receivable during fiscal 2007, partially offset by reductions across selling, general and administrative functions due to cost saving initiatives. The increase in selling, general and administrative expenses as a percentage of sales from fiscal 2006 to fiscal 2007 was primarily attributable to increased expenses as noted above and lower net sales for fiscal 2007.

        The increase in absolute dollars from fiscal 2005 to fiscal 2006 was primarily attributable to additional expenses incurred in connection with our investigation of stock option administration policies and procedures dating back to 1997 of approximately $10.9 million and less recovery of previously reserved accounts receivable of $2.9 million, offset by a reduction in stock-based compensation expense (from adoption of SFAS No. 123R in fiscal 2006) of $13.9M. The increase in selling, general and administrative expenses as a percentage of sales was primarily attributable to a decrease in net sales in fiscal 2006.

Research and Development

        Research and development expenses were $30.1 million for fiscal 2007, $40.2 million for fiscal 2006, and $31.0 million for fiscal 2005. As a percentage of net sales, research and development expenses were 0.3% for fiscal 2007, 0.4% for fiscal 2006 and 0.3% for fiscal 2005. The decrease in both dollars and as a percentage of net sales from fiscal 2006 to fiscal 2007 was primarily a result of our decision to realign original design manufacturing activities to focus on joint development activities. The increase in research and development expenses in both dollars and as a percentage of net sales from fiscal 2005 to fiscal 2006 was primarily attributable to increased spending on certain ODM product initiatives in fiscal 2006.

Impairment of Goodwill, Tangible and Intangible Assets

        We realigned our reporting structure in the third quarter of fiscal 2007 based on organizational changes within our company and the different types of manufacturing services offered to our customers. As a result, in accordance with SFAS No. 142, we identified three reporting units: Electronic Manufacturing Services, Personal Computing and Technology Components. Previously, Technology Components was not a reporting unit but was included as part of the Electronic Manufacturing Services reporting unit. In determining the allocation of goodwill to each reporting unit, we conducted a relative fair value analysis of the Electronic Manufacturing Services and Technology Components reporting units using an income and market approach. As a result of the analysis, management concluded that $1,303 million and $221 million of goodwill were attributable to the Electronic Manufacturing Services and Technology Components reporting units, respectively, as of the beginning of the fourth quarter of fiscal 2007. Goodwill for the Personal Computing reporting unit remained the same at $89.1 million as of the beginning of the fourth quarter of fiscal 2007. As required by SFAS No. 142, we must perform an impairment test of our goodwill at least annually or whenever a triggering event occurs. The annual test resulted in a goodwill impairment loss of $1,100 million ($821.9 million for Electronic Manufacturing Services, $57.1 million for Personal Computing and $220.7 million for Technology Components) for fiscal 2007. The factors that caused us to record an impairment loss in fiscal 2007 were a decline in sales, both domestically and internationally, a decrease in expected future cash flows, and a decline in the Company's stock price.

        During fiscal 2006, we recorded a goodwill impairment charge of $3.8 million and a tangible and intangible assets impairment charge of $9.0 million due to our decision to realign our ODM business to focus on joint development manufacturing opportunities at the end of the fourth quarter of fiscal 2006. In addition, we recorded an impairment of tangible assets of $6.1 million related to a manufacturing facility as a result of our SFAS No. 144 impairment analysis in fiscal 2006.

        During fiscal 2005, we recorded a goodwill impairment loss of $600 million for our domestic reporting unit. The factors that caused us to record a write-off of our deferred tax assets, which primarily related to U.S. operations coupled with the then-recent decline in the market price of our common stock, also led us to record this goodwill impairment loss. In particular, the shift of operations from facilities in the U.S. and other high cost locations to facilities in lower-cost locations resulted in restructuring charges and a decline in sales with respect to our U.S. operations. The fair market valuation of the reporting units was based on an income and market approach. As of the time we performed this analysis, there was no impairment of goodwill or long-lived assets associated with our international operations.

Restructuring Costs

        In recent years, we have initiated restructuring plans as a result of the slowdown in the global electronics industry and the worldwide economy. These plans were designed to reduce excess capacity and affected facilities across all services offered in our vertically integrated manufacturing organization. The majority of the restructuring charges were recorded as a result of plans related to facilities located in North America and Western Europe, and in general, manufacturing activities at these plants were transferred to other facilities.

        Costs associated with restructuring activities, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 when applicable. Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable in accordance with our policy. For all other restructuring costs, a liability is recognized in accordance with SFAS No. 146 only when incurred. Costs associated with restructuring activities related to purchase business combinations are accounted for in accordance with EITF 95-3. Accrued restructuring costs are included in accrued liabilities in the Consolidated Balance Sheets.

        In November 2006, we announced three new restructuring initiatives:

  •
  The realignment of our original design manufacturing activities to focus on joint development;

  •
  The separation of our personal and business computing business and the evaluation of strategic alternatives to enhance its value; and

  •
  Other consolidation and facility closure actions.

        Although some actions have been implemented, we expect to record additional charges that are currently not estimable related to these anticipated actions in the near term.

        Below is a summary of restructuring activities initiated in fiscal 2007 as a result of facility closure and other consolidation efforts:

	Employee Termination / Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Fixed Assets or Redundant Fixed Assets
	Cash	Cash	Non-Cash	Total
	(In thousands)
Balance at September 30, 2006	$—	$—	$—	$—
Charges to operations	32,045	6,624	3,253	41,922
Charges utilized	(27,995)	(6,033)	(3,253)	(37,281)
Reversal of accrual	(129)	—	—	(129)

Balance at September 29, 2007	$3,921	$591	$—	$4,512

        During fiscal 2007, the Company closed or consolidated eight facilities and terminated approximately 2,400 employees. Also, during fiscal 2007 the Company recorded restructuring charges related to actions announced in prior years for employee termination benefits for approximately 5,500 employees. As of September 29, 2007, the Company's estimate of anticipated lease costs associated with facilities which were closed in connection with the Company's restructuring activities that were announced in fiscal 2007 was approximately $0.6 million. The Company expects to pay remaining facilities related restructuring liabilities through 2010.

        Below is a summary of activity related to restructuring activities announced in prior fiscal years:

	Employee Termination / Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Fixed Assets or Redundant Fixed Assets
	Cash	Cash	Non-Cash	Total
	(In thousands)
Balance at October 2, 2004	$18,807	$18,732	$—	$37,539
Charges to operations	86,736	22,996	11,039	120,771
Charges utilized	(68,606)	(27,262)	(11,039)	(106,907)
Reversal of accrual	(2,508)	—	—	(2,508)

Balance at October 1, 2005	34,429	14,466	—	48,895
Charges to operations	97,226	16,964	24,029	138,219
Charges utilized	(97,323)	(21,166)	(24,029)	(142,518)
Reversal of accrual	(5,528)	(460)	—	(5,988)

Balance at September 30, 2006	28,804	9,804	—	38,608
Charges (recovery) to operations	3,455	9,434	(7,263)	5,626
Charges, recovery (utilized)	(21,659)	(10,962)	7,263	(25,358)
Reversal of accrual	(2,376)	(441)	—	(2,817)

Balance at September 29, 2007	$8,224	$7,835	$—	$16,059

        In fiscal 2006, we initiated the closure or consolidation of three facilities and we recorded restructuring charges related to employee termination benefits for approximately 15,042 employees. During fiscal 2005, we initiated the closure or consolidation of seven facilities and we recorded restructuring charges related to employee termination benefits for approximately 11,800 employees.

        As of September 29, 2007, our estimate of anticipated lease costs for facilities closed in connection with restructuring activities announced in prior fiscal years was approximately $7.8 million. We expect to pay remaining facilities related restructuring liabilities through 2010. Total restructuring costs accrued as of September 29, 2007 were $20.6 million, of which $17.0 million was included in accrued liabilities and $3.6 million was included in other long-term liabilities on the Consolidated Balance Sheet.

        Reportable Segments.    The following table summarizes net restructuring costs incurred with respect to our reportable segments:

	Fiscal Year Ended
	September 29, 2007	September 30, 2006	October 1, 2005	Total
	(In thousands)
Personal Computing	$2,995	$46,999	$41,674	$91,668
Electronic Manufacturing Services	41,607	85,231	74,571	201,409

Total	$44,602	$132,230	$116,245	$293,077

Cash	$48,779	$108,201	$107,423	$264,403
Non-cash	(4,177)	24,029	8,822	28,674

Total	$44,602	$132,230	$116,245	$293,077

        Cumulative restructuring costs per segment have not been disclosed as it is impractical to do so due to the realignment of our reporting units. The recognition of restructuring charges requires our management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activities, including estimating sublease income and the fair values, less selling costs, of property, plant and equipment to be disposed of. Management's estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded.

        We plan to fund cash restructuring costs with cash flows generated by operating activities.

Interest Expense

        Interest expense was $168.3 million in fiscal 2007, $121.8 million in fiscal 2006 and $147.3 million in fiscal 2005. The increase in interest expense from fiscal 2006 to fiscal 2007 is primarily attributable to the $600 million unsecured term loan we entered into and simultaneously drew down on October 13, 2006, and subsequently repaid during the third quarter of fiscal 2007, interest expense from increased weighted average borrowings against our revolving credit facility during fiscal 2007, higher interest expense due to the interest rate swap on our 6.75% Notes and the two $300 million Senior Floating Rate Notes issued during the third quarter of fiscal 2007, partially offset by a decrease in interest expense from the refinancing of the 10.375% Notes with the 8.125% Notes during the second quarter of fiscal 2006 and a full discharge of our 3% Notes during the second quarter of fiscal 2007.

        The decrease in interest expense from fiscal 2005 to fiscal 2006 is primarily attributed to retirement of the high yield 10.375% Notes during the second quarter ended April 1, 2006 and a $61 million reduction in overall debt.

Loss on Extinguishment of Debt

        On June 12, 2007, we used the net proceeds from the sale of Senior Floating Rate Notes, together with cash on hand, to repay in full the principal amount and accrued interest on our existing Senior Unsecured Term Loan. We recorded a loss on extinguishment of debt of approximately $3.2 million, representing unamortized debt issuance costs, in the second quarter of fiscal 2007. As of September 29, 2007, the Term Loan Agreement was fully paid and terminated.

        On February 15, 2006, we issued $600 million aggregate principal amount of our 8.125% Notes. In connection with the debt issuance, we also made a cash tender offer for the redemption of all of our outstanding 10.375% Senior Subordinated Notes with an aggregate principal amount of $750 million. The 10.375% Notes, which had been previously hedged with an interest rate swap for a floating interest rate, cost us approximately $80 million in annual interest expense. In the process of evaluating our capital structure and other alternatives, we concluded that our best economic strategy was to tender for the 10.375% Notes. The refinancing resulted in interest expense savings of approximately $31 million per year; was cash flow positive by approximately $21 million per year, net of forgone interest income on cash used; and was positive on a net present value basis over the long-term and extended our debt maturities, by way of issuance of the 8.125% Notes. The refinancing was also accretive to future earnings by approximately $0.05 per share per annum.

        The 10.375% Notes were redeemed in full. As a result of the redemption, we recorded a loss on extinguishment of debt of approximately $84.6 million during the quarter ended April 1, 2006. The loss was comprised of $70.8 million of redemption premium, $2.2 million related to interest rate swap termination, $13.9 million in unamortized debt issuance costs and $0.9 million of tender offer expenses, offset by a $3.2 million unamortized gain from previously terminated interest rate swaps. The tender offer was financed by net proceeds from the 8.125% Notes offering and approximately $263.8 million of existing cash.

Other Income (Expense), net

        Other income (expense), net was $23.7 million in fiscal 2007, $(16.5) million in fiscal 2006, and $(22.2) million in fiscal 2005. The following table summarizes the major components of other income (expense), net (in millions):

	Fiscal Year Ended
	September 29, 2007	September 30, 2006	October 1, 2005
Foreign exchange gains (losses)	$2.0	$(3.9)	$(6.2)
Interest rate swap losses	—	(9.0)	(17.1)
Gain (loss) from fixed asset disposals and sale of business	19.0	0.6	(0.1)
Gain (loss) from investments	2.1	(2.8)	—
Other, net	0.6	(1.4)	1.2

Total other income (expense), net	$23.7	$(16.5)	$(22.2)

        The increase of other income (expense), net, from $(16.5) million in fiscal 2006 to $23.7 million in fiscal 2007 is primarily attributable to the recognition in fiscal 2007 of $16.5 million in gains from the sale of previously restructured manufacturing facilities and equipment and a $2.5 million gain from the sale of one of our manufacturing operations. The aggregate sales price for the manufacturing operation sold was $22.0 million. In the second quarter of 2006, we terminated our interest rate swap upon redemption of the 10.375% Notes, and there was no similar interest rate swap loss during fiscal 2007.

        The reduction in other expense, net, from $22.2 million in fiscal 2005 to $16.5 million in fiscal 2006 was mainly attributable to the change in the market value and additional interest expense on the interest rate swap on the 10.375% Notes as well as increased effectiveness of hedging of our foreign currency exposures, offset by a write-off of $2.8 million related to an other-than-temporary impairment of one of our long-term investments in fiscal 2006.

Provision for (Benefit from) Income Taxes

        Our effective tax rate was 1.23% for fiscal 2007, (3.84)% for fiscal 2006 and 61.60% for fiscal 2005. The effective rate for fiscal 2007 was substantially higher than the federal statutory benefit rate of (35.00)% primarily due to the non-deductibility of our goodwill impairment and, to a lesser extent, an increase in our valuation allowance on future tax benefits in the U.S. and certain foreign jurisdictions due to continuing losses.

        The effective tax rate for fiscal 2006 was substantially lower than the federal statutory rate due primarily to a favorable income tax adjustment of $39.0 million relating to previously accrued income taxes that were reversed as a result of a settlement reached with the U.S. Internal Revenue Service and related closing of statutes of limitations. The settlement was in relation to certain U.S. tax audits. Notification of approval of the settlement by the Congressional Joint Committee on Taxation was received in the first quarter of fiscal 2006. The total adjustment to previously accrued income taxes was $105.6 million, of which $39.0 million was recorded as an income tax benefit to earnings during fiscal 2006. The remaining $66.6 million was recorded as an adjustment to goodwill for tax items associated with SCI Systems, one of our subsidiaries which occurred prior to our acquisition of that entity.

        The effective tax rate for fiscal 2005 was substantially higher than the federal statutory rate due primarily to the establishment of a valuation allowance for deferred tax assets of the U.S. and selected foreign jurisdictions and the impact of non-deductible goodwill impairment during fiscal 2005.

Cumulative Effect of Accounting Changes, Net of Tax

        Cumulative effect of accounting changes, net of tax, was a net benefit of $2.8 million in fiscal 2006, which resulted from our adoption of SFAS No. 123R and Financial Accounting Standards Board Interpretation ("FIN") No. 47 during fiscal 2006. During the fourth quarter of fiscal 2006, we accrued $5.3 million of asset retirement obligations in connection with the adoption of FIN No. 47, of which $2.9 million was recorded as a cumulative effect of accounting change, net of tax. In addition, a one-time, non-cash benefit of approximately $5.7 million for estimated future forfeitures of restricted stock awards previously expensed was recorded as of the SFAS No. 123R implementation date and reported as a cumulative effect of accounting change, net of tax. Pursuant to APB No. 25, stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

Liquidity and Capital Resources

	Fiscal Year Ended
	September 29, 2007	September 30, 2006	October 1, 2005
	(In thousands)
Net cash provided by (used in):
Operating activities	$485,934	$(338,161)	$413,993
Investing activities	(16,864)	(82,310)	(168,049)
Financing activities	(43,772)	(144,059)	(239,247)
Effect of exchange rate changes	16,297	(11,694)	(8,091)

Increase (decrease) in cash and cash equivalents	$441,595	$(576,224)	$(1,394)

        Cash and cash equivalents were $933.4 million at September 29, 2007 and $491.8 million at September 30, 2006.

        Net cash provided by (used in) operating activities was $485.9 million for fiscal 2007, $(338.2) million for fiscal 2006, and $414.0 million for fiscal 2005. Cash provided by operating activities in fiscal 2007 was primarily due to improvements in days sales outstanding and inventory turns, reflecting our increased emphasis on working capital management. Cash used in operating activities of $338.2 million for fiscal 2006 was primarily due to an increase in inventory attributable to our efforts to drive materials loading to customer request dates in order to provide better product mix and upside flexibility for some of our long-term strategic customers and a decrease in accounts payable and accrued liabilities due to payments made to vendors. Cash provided by operating activities for fiscal 2005 was primarily the result of $223 million in proceeds from the sales of accounts receivable and cash generated from a reduction in inventory balances, partially offset by an increase in accounts receivable (excluding the impact of the sales) and a decrease in accounts payable from fiscal 2004. Working capital was $1.6 billion and $1.5 billion at September 29, 2007 and September 30, 2006, respectively.

        Net cash used in investing activities was $16.9 million for fiscal 2007, $82.3 million for fiscal 2006, and $168.1 million for fiscal 2005. Net cash used in investing activities for fiscal 2007 was primarily for the purchase of approximately $88.4 million of property, plant and equipment, offset by approximately $50.2 million of proceeds from sales of property, plant and equipment, and $22.0 million from the sale of a business. Net cash used in investing activities for fiscal 2006 was primarily due to the purchase of approximately $139.2 million of additional property, plant and equipment in lower cost regions and payments of approximately $44.7 million for businesses acquired, offset by approximately $80.7 million of proceeds from the sales and maturity of our short-term investments and $42.5 million of proceeds from the sale of property, plant and equipment. Net cash used in fiscal 2005 was primarily related to our payment of $77.0 million to acquire Pentex Schweizer Circuits Limited, or Pentex. As a result of cash provided by operating activities, we increased our holdings of short-term investments by

$35.4 million. Our capital expenditures, net of proceeds from sale of assets, in fiscal 2005 were $34.4 million.

        Net cash used in financing activities was $43.8 million for fiscal 2007, $144.1 million for fiscal 2006, and $239.2 million for fiscal 2005. Net cash used in financing activities for fiscal 2007 was primarily for the repayment of $525 million of our 3% Notes which were due on March 15, 2007 and repayment of $100.2 million of our revolving credit facility, offset by $588 million in net proceeds from issuance of the two $300 million Senior Floating Rate Notes due 2010 and 2014. Net cash used in financing activities for fiscal 2006 was primarily related to the redemption of our 10.375% Senior Secured Notes of $851.5 million partially offset by proceeds from issuance of our 8.125% Notes due 2016 (net of issuance costs) of $587.1 million, receipt of $22.5 million in restricted cash associated with the termination of the interest rate swap related to the 10.375% Senior Secured Notes, proceeds of $12.8 million from the employee stock purchase plan and exercise of common stock options by our employees and $100.0 million of outstanding borrowings under our Senior Credit Facility as of September 30, 2006. Net cash used in financing activities for fiscal 2005 was primarily related to the repurchase of $224.8 million of the Zero Coupon Subordinated Debentures in September 2005.

        Senior Floating Rate Notes.    On June 12, 2007, we issued $300 million aggregate principal amount of Senior Floating Rate Notes due 2010 (the "2010 Notes") and $300 million aggregate principal amount of Senior Floating Rate Notes due 2014 (the "2014 Notes"). The Notes accrue interest at a rate per annum, reset quarterly, equal to the three-month LIBOR plus 2.75%, which is payable in cash quarterly in arrears on March 15, June 15, September 15 and December 15, beginning on September 15, 2007. The 2010 Notes will mature on June 15, 2010 and the 2014 Notes will mature on June 15, 2014. We incurred debt issuance costs of $12.0 million which are included in other non-current assets and are being amortized using the effective interest method over the life of the debt as interest expense.

        The Notes are senior unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured debt. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by substantially all of our domestic guarantor subsidiaries. We may redeem the 2010 Notes, in whole or in part, at any time, at par plus accrued and unpaid interest up to, but excluding, the redemption date. At any time prior to June 15, 2008, we may redeem up to 35% of the 2014 Notes with the proceeds of certain equity offerings at a redemption price equal to 100% of the principal amount of the 2014 Notes, plus a premium equal to the then-current interest rate, plus accrued and unpaid interest up to, but excluding, the redemption date. We may redeem the 2014 Notes, in whole or in part, beginning on June 15, 2008, at redemption prices ranging from 100% to 102% of the principal amount of the 2014 Notes, plus accrued and unpaid interest up to, but excluding, the redemption date, with the actual redemption price to be determined based on the date of redemption. Following a change of control, as defined in the indentures, we will be required to make an offer to repurchase all or any portion of the Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest up to, but excluding, the date of repurchase.

        The indentures for the Notes include certain customary covenants that limit our ability and our guarantor subsidiaries to, among other things:

  •
  incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations;

  •
  create specified liens;

  •
  sell assets;

  •
  create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to the Company;

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

        We entered into interest rate swaps to hedge our long-term interest rate exposures resulting from certain of our outstanding debt obligations. On June 12, 2007, we entered into interest rate swap transactions with independent third parties related to the 2014 Notes pursuant to which we paid the third parties a fixed rate and received a floating rate from the third parties. The interest rate swaps had a total notional amount of $300.0 million and were designated as cash flow hedges. Under the swap agreements, we paid a fixed rate of 5.594% in exchange for a three month LIBOR rate on the swaps. These swap agreements effectively fix the interest rate on our 2014 Notes at 8.344% through 2014.

        8.125% Senior Subordinated Notes.    On February 15, 2006, we issued $600 million aggregate principal amount of 8.125% Senior Subordinated Notes due 2016 (the "8.125% Notes"). Interest is payable on the 8.125% Notes on March 1 and September 1 of each year beginning on September 1, 2006. The maturity date of the 8.125% Notes is March 1, 2016. Debt issuance costs are included in other non-current assets and amortized using the effective-interest method over the life of the debt as interest expense. As of September 29, 2007, $16.2 million of unamortized cost is included in other non-current assets. The 8.125% Notes are unsecured and subordinated in right of payment to all of our existing and future senior debt, as defined in the indenture under which the 8.125% Notes were issued.

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

        On January 3, 2007, we and U.S. Bank National Association, as trustee, entered into a supplemental indenture to the indenture under which our 8.125% Notes were issued. As permitted by the indenture, the supplemental indenture released each of the note's guarantors from its respective obligations under its notes guarantee and the indenture.

        6.75% Senior Subordinated Notes.    On February 24, 2005, we issued $400 million aggregate principal amount of our 6.75% Senior Subordinated Notes due 2013 (the "6.75% Notes"). Interest is payable on the 6.75% Notes on March 1 and September 1 of each year, beginning on September 1, 2005. The maturity date of the 6.75% Notes is March 1, 2013. In June 2005, we completed an exchange offer pursuant to which substantially all of the 6.75% Notes were exchanged for notes registered under the Securities Act of 1933. These notes evidence the same debt as the original 6.75% Notes and are issued and entitled to the benefits of the same indenture that governs the original the 6.75% Notes except that they are not subject to transfer restrictions.

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

        On January 3, 2007, we and U.S. Bank National Association, as trustee, entered into a supplemental indenture to the indenture under which the 6.75% Notes were issued. As permitted by the indenture, the supplemental indenture released each of the note's guarantors from its respective obligations under its notes guarantee and the indenture.

        3% Convertible Subordinated Notes due 2007.    In March 2000, SCI issued $575.0 million aggregate principal amount of 3% Convertible Subordinated Notes due March 15, 2007, or 3% Notes. On October 13, 2006, SCI Systems, Inc., one of our wholly-owned subsidiaries ("SCI Systems"), initiated, in accordance with the terms thereof, the satisfaction and discharge of the indenture, dated as of March 15, 2000, by and between SCI Systems and the Bank of New York Trust Company, National Association, as trustee, pursuant to which SCI Systems issued its 3% Notes due 2007. As a result, $532.9 million in cash was deposited with the trustee which represented a portion of the proceeds obtained from the Senior Unsecured Term Loan entered into on October 13, 2006 and was equal to the principal and interest due on the 3% Notes at maturity on March 15, 2007. Restricted cash of $532.9 million was released by the trustee to pay the bondholders upon maturity of the 3% Notes on March 15, 2007. Accordingly, as of September 29, 2007, the 3% Notes were fully satisfied and discharged.

        Senior Unsecured Term Loan.    On October 13, 2006, we entered into a Credit and Guaranty Agreement (the "Term Loan Agreement") providing for a $600.0 million senior unsecured term loan which matures on January 31, 2008. We drew down the $600.0 million term loan simultaneously with the closing of the transaction.

        On June 12, 2007, we used the net proceeds of $588 million from the sale of the Senior Floating Rate Notes in the above offering, together with cash on hand, to repay in full the principal amount and accrued interest on our existing Senior Unsecured Term Loan. We recorded a loss on extinguishment of debt of approximately $3.2 million relating to unamortized debt issuance costs. As of September 29, 2007, no obligation remains and the Term Loan Agreement was fully paid and terminated.

        Senior Credit Facility.    On October 26, 2004, we entered into a Credit and Guaranty Agreement (the "Original Credit Agreement") providing for a $500 million senior secured revolving credit facility with a $150 million letter of credit sub-limit. The senior secured revolving credit facility provided for a maturity date of October 26, 2007. We entered into an Amended and Restated Credit and Guaranty Agreement, dated as of December 16, 2005, among us, certain of our subsidiaries, as guarantors, and the lenders that are parties thereto from time to time (the "Restated Credit Agreement"). The Restated Credit Agreement amended and restated the Original Credit Agreement among other things, to:

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

        The Restated Credit Agreement requires us to comply with a fixed charge coverage ratio and a ratio of total debt to earnings before income tax, depreciation and amortization ("EBITDA"). Additionally, the credit facility contains numerous affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the credit facility contains negative covenants limiting the ability of us and our subsidiaries, among other things, to incur debt, grant liens, make acquisitions, make certain restricted payments, sell assets and enter into sale and lease back transactions. The events of default under the credit facility include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events.

        If at any time the aggregate face amount of receivables sold by us and the guarantors, together with any outstanding amounts, exceeds the thresholds set forth in the Restated Credit Agreement, the revolving credit commitments for purposes of making loans and issuing letters of credit will be zero.

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

        On December 29, 2006, we entered into an amendment and waiver to the Restated Credit Agreement. Among other things, this amendment amended the minimum required levels for both financial covenants and certain related definitions. Fees paid in connection with the amendment and waiver were immaterial and are being amortized over the remaining term of the agreement.

        On June 5, 2007, we entered into an amendment to our Amended and Restated Credit and Guaranty Agreement dated as of December 16, 2005, to permit us to incur the indebtedness resulting from the issuance of the Senior Floating Rate Notes (refer to above). In addition, the Amendment amended the required levels for the fixed charge coverage ratio and leverage ratio. Fees paid in connection with the amendment were immaterial and are being amortized over the remaining term of the agreement.

        As of September 29, 2007, there was no balance outstanding under the Restated Credit Agreement. Additionally, we pay a commitment fee of 0.35% per annum on the unused portion of the credit facility.

        We are in compliance with our covenants for the above debt instruments as of September 29, 2007. However, we may be required to seek waivers or amendments to certain covenants for the above debt instruments if we are unable to comply with the requirements of the covenants in the future or if we take actions such as the divestiture of strategic assets that are not permitted by the covenants.

        Sales of Accounts Receivable.    Certain of our subsidiaries have entered into agreements that permit them to sell specified accounts receivable. The purchase price for receivables sold under these agreements ranges from 95% to 100% of face amount less a discount charge (based on LIBOR plus a percentage ranging from 0.4% to 1.5%) for the period from the date the receivable is sold to its collection date. Accounts receivable sales under these agreements were $1.8 billion during fiscal 2007. These agreements do not violate any restrictions under our debt covenants. The sold receivables are subject to certain limited recourse provisions. In accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability" as amended by SFAS No. 156, "Accounting for Servicing of Financial Assets an Amendment of FASB Statement No. 140" accounts receivable sold are removed from our Consolidated Balance Sheets and reflected as cash provided by operating activities in our Consolidated Statements of Cash Flows. As of September 29, 2007, $294.7 million of sold accounts receivable remain subject to certain recourse provisions. We have not experienced any credit losses under these recourse provisions. Discount charges recorded during fiscal 2007, 2006, and 2005 were $8.4 million, $5.5 million and $411,000, respectively. Discount charges are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations.

        As part of the sale of accounts receivable, we had a retained ownership interest (i.e. 100% of the receivable face amount less the purchase price) of $9.6 million and $10.4 million at September 29, 2007 and September 30, 2006, respectively. The retained interest was included in prepaid and other current assets.

        Other Liquidity Matters.    We intend to separate the personal and business computing business unit from our core operations either by means of a sale or other disposition of the business. This business unit includes our personal computing and industry standard server businesses which may or may not include their related build-to-order, configure-to-order operations in Mexico and Hungary and their associated logistics activities. We expect the disposition of this business to occur within the next twelve months.

        Our future needs for financial resources are largely dependent on increases in working capital to support sales growth, investments in manufacturing inventory, facilities and equipment, and repayments of obligations under outstanding indebtedness. Additionally, in fiscal 2008, we anticipate incurring additional expenditures in connection with our restructuring activities. On November 16, 2007, we announced that we plan to redeem $120.0 million in aggregate principal amount of the 2010 Notes. We may consider making additional early repayments of our long-term debt obligations in fiscal 2008.

        We believe our existing cash resources and other sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements through at least the next

12 months. Should demand for our products decrease over the next 12 months, the available cash provided by operations could be negatively impacted. Other sources of liquidity include cash, our $500 million available line of credit and sales of accounts receivable. We are also considering the sale and lease back of certain facilities and the sale of assets held for sale as additional sources of liquidity. Our senior secured credit facility, the indentures governing our 8.125% Notes, our 6.75% Notes and our Senior Floating Rate Notes include covenants that, among other things, limit in certain respects us and our restricted subsidiaries from incurring debt, making investments and other restricted payments, paying dividends on capital stock, redeeming capital stock or subordinated obligations and creating liens. We may be required to seek waivers or amendments to certain restrictive debt covenants in the future if we are unable to comply with these covenants or if we seek to take actions that are prohibited by these covenants such as the divestiture of strategic assets. We may not be able to obtain such waivers or amendments, and these covenants may impair our ability to conduct our business or carry out our restructuring plans. Further, we may be required to refinance our outstanding debt in the future, and we cannot assure that we will be able to do so on acceptable terms or at all. In addition to existing collateral and covenant requirements, future debt financing may require us to pledge assets as collateral and comply with financial ratios and covenants. Equity financing may result in dilution to stockholders.

Contractual Obligations

        The following is a summary of our long-term debt (including interest) and operating lease obligations as of September 29, 2007:

		Fiscal Year(s)
	Total	2008	2009	2010	2011	2012	Thereafter
	Dollars in thousands
Long-term debt(1)	$2,389,393	$133,800	$125,111	$419,028	$100,780	$100,780	$1,509,894
Operating leases(2)	79,522	27,971	13,688	10,412	6,360	4,270	16,821

Total contractual obligations	$2,468,915	$161,771	$138,799	$429,440	$107,140	$105,050	$1,526,715

(1)
On June 12, 2007, the Company issued $300 million aggregate principal amount of Senior Floating Rate Notes due 2010, and $300 million aggregate principal amount of Senior Floating Rate Notes due 2014. During fiscal 2007, the Company fully satisfied and discharged the 3% Convertible Subordinated Notes due 2007.

(2)
Future operating lease payments include obligations for closed facilities (totaling approximately $8.2 million) which have been fully or partially accrued in restructuring costs, as well as sublease income (totaling approximately $2.8 million).

        We also have outstanding firm purchase orders with certain suppliers for the purchase of inventory. These purchase orders are generally short-term in nature. Orders for standard, or catalog, items can typically be canceled with little or no financial penalty. Our policy regarding non-standard or customized items dictates that such items are only ordered specifically for customers who have contractually assumed liability for the inventory. In addition, a substantial portion of catalog items covered by our purchase orders are procured for specific customers based on their purchase orders or a forecast under which the customer has contractually assumed liability for such material. Accordingly, the amount of liability from purchase obligations under these purchase orders is not significant or meaningful.

        Certain acquisition agreements that we entered into may require us to pay additional consideration determined by the future performance of the acquired entity. The amount and likelihood of the payments are not determinable as of September 29, 2007.

        We provided guarantees to various third parties in the form of letters of credit totaling $28.7 million as of September 29, 2007. The letters of credit cover various guarantees including workers' compensation claims and customs duties.

        We have defined benefit pension plans with an underfunded amount of $33.3 million at September 29, 2007. These plans will require additional uses of cash in the future.

        Our future needs for financial resources include increases in working capital to support anticipated sales growth, investments in manufacturing inventory, facilities and equipment, and repayments of outstanding indebtedness. Additionally, in fiscal 2008, we anticipate incurring additional expenditures in connection with our restructuring activities. On November 16, 2007, we announced that we plan to redeem $120.0 million in aggregate principal amount of the 2010 Notes. We may consider making additional early repayments of our long-term debt obligations in fiscal 2008.

Quarterly Results (Unaudited)

        The following tables contain selected unaudited quarterly financial data for the eight fiscal quarters in the period ended September 29, 2007 and September 30, 2006. In management's opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not be considered indicative of the results to be expected from any future period.

	Fiscal Year ended September 29, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Net sales	$2,778,790	$2,611,689	$2,488,359	$2,505,416
Gross profit	$168,678	$137,720	$118,775	$128,040
Gross margin	6.1%	5.3%	4.8%	5.1%
Operating income (loss)	$58,533	$14,695	$11,898	$(1,087,063)
Operating margin (loss)	2.1%	0.6%	0.5%	(43.4)%
Net income (loss)	$28,249	$(26,132)	$(27,640)	$(1,109,134)
Basic net income (loss) per share	$0.05	$(0.05)	$(0.05)	$(2.10)
Diluted net income (loss) per share	$0.05	$(0.05)	$(0.05)	$(2.10)
	Fiscal Year ended September 30, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
Net sales	$2,861,797	$2,668,418	$2,707,900	$2,717,306
Gross profit	$168,487	$164,559	$162,138	$126,552
Gross margin	5.9%	6.2%	6.0%	4.7%
Operating income (loss)	$31,476	$44,412	$(15,146)	$(7,425)
Operating margin (loss)	1.1%	1.7%	(0.6)%	(0.3)%
Income (loss) before cumulative effect of accounting changes	$11,699	$(76,062)	$(54,802)	$(25,222)
Net income (loss)	$17,394	$(76,062)	$(54,802)	$(28,087)
Basic and diluted income (loss) per share before cumulative effect of accounting changes	$0.02	$(0.14)	$(0.10)	$(0.05)
Basic and diluted net income (loss) per share	$0.03	$(0.14)	$(0.10)	$(0.05)

(1)
Includes a goodwill impairment charge of $1.1 billion.

(2)
Includes a charge under cost of sales of approximately $15 million associated with excess and obsolete inventories in our ODM business. The results also include a goodwill impairment charge of $3.8 million and impairment of tangible and intangible assets of $9.0 million as a result of our decision to realign our ODM business to focus on joint development manufacturing opportunities at the end of the fourth quarter of fiscal 2006. Additionally, it includes an impairment of tangible assets related to a manufacturing facility of $6.1 million as a result of our SFAS No. 144 impairment analysis.

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

We may sell or dispose of our PC business.

        We may sell or dispose of our PC business unit that includes our personal business computers and industry standard servers which may or may not include their related build-to-order, configure-to-order and logistics operations. We anticipate that any such sale or disposition would occur in fiscal 2008. We would expect any sale or disposition of our PC business to materially reduce our net sales, our operating income and cash flows. There also may be costs and liabilities that we incur or retain in connection with a sale or disposition. Further, we may be unable to sell or dispose of our PC business on terms that are favorable to us, or we may be unable to sell or dispose of our PC business at all.

        Further, one of the three major customers of our PC business has indicated to us that it intends eventually to manufacture its products internally, thereby terminating its manufacturing relationship with our PC business. We are not able to inform you if or when this transition will occur. Whether or not we complete a transaction involving our PC business or even if this customer's business were not included in any such transaction, we would expect a material reduction in our net sales, operating income and cash flows if this customer terminated its manufacturing relationship with us. Our PC segment as a whole, which does not include its associated logistics activities and which may or may not reflect the business operations ultimately included in any divestiture, had net sales of approximately $3.2 billion during both fiscal 2006 and 2007. For certain historical financial information regarding our PC segment as a whole, see note 19 to our audited financial statements included in this Annual Report on Form 10-K.

        In addition to the foregoing, we also intend to sell certain other non-strategic assets.

We are subject to intense competition in the EMS industry, and our business may be adversely affected by these competitive pressures.

        The EMS industry is highly competitive and the industry has been experiencing an increase in excess manufacturing capacity. We compete on a worldwide basis to provide electronics manufacturing services to OEMs in the communications, personal and business computing, enterprise computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical and automotive industries. Our competitors include major global EMS providers such as Celestica, Inc., Flextronics International Ltd., Hon Hai (FoxConn), and Jabil Circuit, Inc., as well as other EMS companies that have a regional, product, service or industry specific focus. Some of these companies have greater manufacturing and financial resources than we do. We also face competition from current and potential OEM customers who may elect to manufacture their own products internally rather than outsourcing to EMS providers.

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

        Most of our sales come from a small number of customers. Sales to our ten largest customers accounted for 61.5% of our net sales during fiscal 2007, and sales to three customers each accounted for more than 10% of our net sales for that period. We depend on the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycles, consolidation and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks related to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in their business, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could adversely affect our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would adversely affect our operating results.

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

Restructuring of our opertions may adversely affect our financial condition and operating results.

        We have incurred expenses related to restructuring of our operations in the past, and we anticipate incurring additional restructuring expenses in fiscal 2008. For example, since November 2006, we have begun to focus on joint development manufacturing rather than original design manufacturing to better assist our OEM customers in developing and introducing new products to the market that are more closely aligned to the needs of their customers. In addition, we have moved, and we intend to continue moving, our operations from higher-cost to lower-cost locations to increase profitability. We have incurred unanticipated costs related to the transfer of operations to lower-cost locations, including costs related to integrating new facilities, managing operations in dispersed locations and realigning our business processes. We also have incurred costs related to workforce reductions, work stoppages and labor unrest resulting from the closure of our facilities in higher cost locations, and we may incur similar costs in the future. We expect to record additional charges related to these actions during fiscal 2008 and beyond, but we cannot be certain as to the actual amount of the charges or the timing of their recognition for financial reporting purposes. We may need to take additional restructuring charges in the future if our business declines or improves at a slower pace than we anticipate or if the expected benefits of recently completed and currently planned restructuring activities do not materialize.

Adverse changes in the key end markets we target could harm our business.

        We provide EMS services for companies that sell products in the communications, computing and storage, multimedia, industrial and semiconductor systems, defense and aerospace, medical and automotive sectors of the electronics industry. Adverse changes in these markets can reduce demand for our customers' products and make these customers more sensitive to the cost of our EMS services, either of which could adversely affect our business and results of operations. Factors affecting any of our customers' industries in general, or our customers in particular, could seriously harm our business. These factors include:

  •
  short product life cycles due to rapid changes in technology or evolving industry standards and requirements for continuous improvement in products and services;

  •
  seasonal demand for our customers' products;

  •
  the failure of our customers' products to gain widespread commercial acceptance;

  •
  dramatic shifts in demand for our customers' products may cause our customers to exit certain lines of business; and

  •
  recessionary periods in our customers' markets.

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

        In addition, the electronics industry became subject to the European Union's Restrictions of Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment, or WEEE, directives which took effect beginning in 2005. Parallel initiatives are being proposed in other jurisdictions, including several states in the United States and the People's Republic of China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. While we believe we have implemented procedures to make our manufacturing process RoHS compliant, non-compliance could result in significant costs and/or penalties. In the case of WEEE, the compliance responsibility rests primarily with OEMs rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations.

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

Availability of Credit Facilities, including our A/R Sales Program

        As of September 29, 2007, we had approximately $1.6 billion of debt outstanding under various credit arrangements. In addition, we have a revolving credit facility of $500 million that we use from time-to-time to fund working capital requirements on an as-needed basis. There were no borrowings outstanding under the revolving credit facility as of September 29, 2007. We also sold approximately $1.8 billion of accounts receivable during 2007 to help fund our working capital requirements. Our credit agreements contain financial and other covenants with which we must comply. If we are not in compliance, debt outstanding (if any) under our revolving credit facility could become immediately payable and the incurrence of additional debt would not be allowed. If we are not in compliance with our debt covenants and are unable to cure such violations or obtain waivers from our lenders, our results of operations and financial condition would be adversely affected.

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

Foreign Tax Jurisdictions

        Our operations in certain foreign locations receive favorable income tax treatment in the form of tax holidays or other incentives. In the event that such tax holidays or other incentives are not extended, are repealed, or we no longer qualify for such programs, our results of operations and financial condition would be adversely affected.

        Additionally, certain foreign jurisdictions restrict the amount of cash that can be transferred to the United States or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant penalties and/or taxes to repatriate these funds.

We are subject to risks arising from our international operations.

        We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 75.9% of our net sales from non-U.S. operations during fiscal 2007, and a significant portion of our manufacturing material was provided by international suppliers during this period. During fiscal 2006, we generated 75.1% of our net sales from non-U.S. operations. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

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

  •
  currency controls

  •
  increases in duty and/or income tax rates;

  •
  earnings repatriation restrictions;

  •
  difficulties in obtaining export licenses;

  •
  misappropriation of intellectual property; and

  •
  constraints on our ability to maintain or increase prices.

        To respond to competitive pressures and customer requirements, we may further expand internationally in lower cost locations, particularly in Asia, Eastern Europe and Latin America. In fiscal 2007, we announced our intention to establish a manufacturing operation in India. As we pursue continued expansion in these locations, we may incur additional capital expenditures. In addition, the cost structure in certain countries that are now viewed as low-cost may increase as economies develop or as such countries join multinational economic communities or organizations. For example, Hungary, in which we have operations, is in the process of joining the European Union, and it is possible that costs in Hungary could therefore increase. As a result, we may need to continue to seek out new locations with lower costs and the employee and infrastructure base to support electronics manufacturing. We cannot assure you that we will realize the anticipated strategic benefits of our international operations or that our international operations will contribute positively to, and not adversely affect, our business and operating results.

We are subject to risks of currency fluctuations and related hedging operations.

        A portion of our business is conducted in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect our cost of sales, operating margins and revenues. For example, we incurred foreign exchange losses due to the decline in the value of the U.S. dollar as compared to the Euro and many other currencies during fiscal 2005, fiscal 2006 and fiscal 2007. To date, these losses have not been material to our results of operations. However, we cannot predict the impact of future exchange rate fluctuations and continued fluctuations in the value of the U.S. dollar as compared to the Euro and other currencies in which we transact business could adversely affect our operating results.

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

  •
  integrating the acquired company's systems into our management information systems;

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

        During the quarters ended September 29, 2007, September 30, 2006 and April 2, 2005 we recorded goodwill impairment losses of $1.1 billion, $3.8 million and $600.0 million, respectively. Declines in sales in our business along with a decrease in our expected future cash flows and a decline in the Company's stock price led us to record the $1.1 billion goodwill impairment loss in fiscal 2007. Additionally, the factors that led us to record a write-off of our deferred tax assets, which primarily related to U.S. operations, coupled with a decline in the market price of our common stock, led us to record the $600.0 million goodwill impairment loss in fiscal 2005. In particular, the shift of operations from U.S. facilities and other facilities in high cost locations to facilities in lower-cost locations has resulted in restructuring charges and a decline in sales with respect to our U.S. operations. In the event that the results of operations do not stabilize or improve, or the market price of our common stock declines further or does not rise, we could be required to record additional goodwill impairment or other long-lived asset impairment charges during fiscal 2008 or in future periods. Although these goodwill impairment charges are of a non-cash nature, they do adversely affect our results of operations in the periods in which such charges are recorded.

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

        Our customers are primarily OEMs in the communications, high-end computing, personal computing, aerospace and defense, medical, industrial controls and multimedia sectors. These industry sectors, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. If our customers are unable to develop products that keep pace with the changing technological environment, our customers' products could become obsolete and the demand for our services could decline significantly. In addition, our customers may discontinue or modify products containing components that we manufacture or develop products requiring new manufacturing processes. If we are unable to offer technologically advanced, easily adaptable and cost effective manufacturing services in response to changing customer requirements, demand for our services will decline. If our customers terminate their purchase orders with us or do not select us to manufacture their new products, our operating results could be adversely affected.

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

        We manufacture products to our customers' specifications, and in some cases our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, medical devices that we manufacture, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the Food and Drug Administration. In addition, our customers' products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we manufacture or design may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or design or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in liability claims against us. The magnitude of such claims may increase as we expand our medical, automotive, and aerospace and defense manufacturing services because defects in medical devices, automotive components and aerospace and defense systems could seriously harm users of these products. Even if our customers are responsible for the defects, they may not, or may not have the resources to assume responsibility for any costs or liabilities arising from these defects.

Although the internal investigation of our historical stock option practices is complete, the private litigation and government investigations resulting therefrom remain pending.

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

        Our customers may experience defects in our designs or deficiencies with respect to our manufacturing services. We may be exposed to warranty or manufacturers' liability claims as a result of these defects or deficiencies, and some claims may relate to customer product recalls. We also design products on a contract basis or jointly with our customers. The design services that we provide can expose us to different or greater potential liabilities than those we face when providing our regular manufacturing services. For example, we have increased exposure to potential product liability claims resulting from injuries caused by defects in products we design, as well as potential claims that products we design infringe third-party intellectual property rights. Such claims could subject us to significant liability for damages and, regardless of their merits, could be time-consuming and expensive to resolve. We also may have greater potential exposure from warranty claims and from product recalls due to problems caused by product design. A claim for damages arising from such defects or deficiencies could have a material adverse effect on our business, results of operations and financial condition. A claim for such damages, or a product recall conducted by one of our customers, also could have an adverse effect on our business reputation.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Our exposures to market risk for changes in interest rates relate primarily to certain debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. We invest in high quality credit issuers and, by policy, limit the amount of principal exposure with any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default and market risk.

        We seek to mitigate default risk by investing in high quality credit securities and by positioning our investment portfolio to respond to a significant reduction in credit rating of any investment issuer, guarantor or depository. We seek to mitigate market risk by limiting the principal and investment term of funds held with any one issuer and by investing funds in marketable securities with active secondary or resale markets. As of September 29, 2007, we had short-term investments of $13.4 million related to assets held in the SCI deferred compensation plan.

        On February 24, 2005, we issued 6.75% Notes with a principal balance of $400 million due in 2013. We also entered into interest rate swap agreements with four independent swap counterparties to hedge our interest rate exposures related to the 6.75% Notes. The swap agreements, with an aggregate notional amount of $400 million that expires in 2013, effectively convert the fixed interest rate obligation to a variable rate obligation and are accounted for as fair value hedges under SFAS No. 133 but are exempt from periodic assessment of hedge effectiveness under Paragraph 68 of SFAS No. 133. Under the terms of the swap agreements, we pay the independent swap counterparties an interest rate equal to the six-month LIBOR rate plus a spread ranging from 2.214% to 2.250%. In exchange, we receive a fixed rate of 6.75%. At September 29, 2007 and September 30, 2006, $11.9 million and $17.1 million, respectively, have been recorded in other long-term liabilities on the Consolidated Balance Sheets to record the fair value of the interest rate swap agreements. The differential paid or received on the interest rate swap is recognized in earnings as an adjustment to interest expense. Interest expense for the fiscal years ended September 29, 2007 and September 30, 2006 increased by

$4.3 million and $0.8 million, respectively, and interest expense for the fiscal year ended October 1, 2005 decreased by $3.1 million as a result of the difference between the 6.75% fixed interest rate on the 6.75% Notes and the variable interest rates under the swap agreements which averaged 7.76%, 6.98% and 5.42% during the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively.

        On June 12, 2007, we issued $300 million aggregate principal amount of Senior Floating Rate Notes due in 2010 (the "2010 Notes") and the 2014 Notes. We also entered into interest rate swap agreements with two independent swap counterparties to hedge our interest rate exposures related to our 2014 Notes. The swap agreements, with an aggregate notional amount of $300 million that expires in 2014, effectively convert the variable interest rate obligation to a fixed rate obligation and are accounted for as cash flow hedges under SFAS No. 133, subject to periodic assessment of effectiveness. Under the terms of the swap agreements, we pay the independent swap counterparties a fixed rate of 5.594%. In exchange, we receive an interest rate equal to the three-month LIBOR. These swap agreements effectively fix the interest rate on our 2014 Notes at 8.344% through 2014. At September 29, 2007, $11.4 million has been recorded in other long-term liabilities to record the fair value of the interest rate swap agreements, with a corresponding decrease to accumulated other comprehensive income, on the Consolidated Balance Sheets. Over the next 12 months, we expect to reclassify approximately $1.9 million to interest expense. Amounts in accumulated other comprehensive income (loss) will be reclassified when the hedged interest expense is realized in the Consolidated Statement of Operations. The ineffective portion of the hedges was immediately recognized in other income (expense), net, on the Consolidated Statement of Operations and was not material for the fiscal year ended September 29, 2007.

        Since our 6.75% Notes, 2010 Notes and revolving credit facility as of September 27, 2007 are floating rate debt instruments, an immediate 10% increase in interest rates at September 29, 2007 would result in an increase in annual gross interest expense of approximately $6 million. Similarly, an immediate 10% reduction in interest rates would result in a reduction in annual interest expense of approximately $6 million.

Foreign Currency Exchange Risk

        We transact business in foreign countries. Our primary foreign currency cash flows are in certain Asian and European countries, Brazil, Canada, and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less. Further, these contracts are not designated as part of a hedging relationship in accordance with SFAS No. 133. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the Consolidated Statements of Operations. At September 29, 2007 and September 30, 2006, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $279.5 million and $403.4 million, respectively. The net impact of an immediate 10% change in exchange rates would not be material to our Consolidated Financial Statements.

        We also utilize foreign currency forward and option contracts to hedge certain operational ("cash flow") exposures resulting from changes in foreign currency exchange rates. Such exposures result from portions of forecasted sales, cost of sales and expenses denominated in currencies other than the U.S. dollar. These contracts typically are less than 12 months in duration. Further, these contracts are accounted for as cash flow hedges under SFAS No. 133, subject to periodic assessment of effectiveness. At September 29, 2007 and September 30, 2006, we had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $30.0 million and $10.1 million, respectively.

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

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

(a)
Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 29, 2007. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework, issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO).

(b)
Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

(c)
Evaluation of Disclosure Controls and Procedures

        Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) were effective as of September 29, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding timely disclosure.

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

Item 9B.    Other Information

        Refer to "Subsequent Event", Note 22 of the Notes to Consolidated Financial Statements.

PART III

        Information called for by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with its 2007 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding the Company's executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report.

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

Schedule II—Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

3.     Exhibits

        Refer to (b) below.

Exhibit Number		Description
3.1	(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.1.1	(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.1.2	(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.1.3	(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.2	(33)	Amended and Restated Bylaws of the Registrant, dated June 4, 2007.
4.2	(6)
		Preferred Stock Rights Agreement, dated as of May 17, 2001 between the Registrant and Wells Fargo National Bank, Minnesota, N.A., including the form of Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C.

4.2.3	(51)
		Supplemental Indenture No. 3, dated as of October 7, 2005, to the Subordinated Indenture, by and among SCI Systems, Inc., Sanmina-SCI USA, Inc. and J.P. Morgan Trust Company, National Association, as trustee.
4.5	(8)	Subordinated Indenture dated March 15, 2000, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee ("Subordinated Indenture").
4.5.1	(9)	Supplemental Indenture No. 1, dated as of March 15, 2000, to the Subordinated Indenture, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee.
4.5.2	(5)
		Supplemental Indenture No. 2, dated as of December 7, 2001, to the Subordinated Indenture, by and among SCI Systems, Inc., Sanmina Corporation, as Guarantor, and Bank One Trust Company, National Association, as Trustee.
4.7	(25)	Indenture, dated as of December 23, 2002, among the Registrant, the Guarantors Party thereto and State Street Bank and Trust Company California, N.A., as trustee.
4.7.1	(45)	First Supplemental Indenture, dated as of July 21, 2003, among Newisys, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.7.2	(52)	Second Supplemental Indenture, dated as of September 30, 2005, among Sanmina-SCI USA, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.9	(27)
		Intercreditor Agreement, dated as of December 23, 2002, by and among, as second lien collateral trustees, LaSalle Business Credit, Inc., as collateral agent, State Street Bank and Trust Company of California, N.A. and each New First Lien Claimholder Representative which May become a party from time to time, and the Registrant.
4.10	(28)
		Sanmina-SCI Corporation Second Lien Collateral Trust Agreement, dated as of December 23, 2002, by and among the Registrant, the subsidiaries of the Registrant party thereto and State Street Bank and Trust Company of California, N.A., as second lien collateral trustee.
4.12	(36)
		Credit and Guaranty Agreement, dated as of October 26, 2004, among the Registrant, certain Subsidiaries of the Registrant from time to time party thereto, various Lenders party thereto, Banc of America Securities LLC, as Syndication Agent, Citibank, N.A., as Collateral Agent, and Citicorp USA, Inc., as Administrative Agent.
4.12.1	(46)
		Amendment No. 1 to Credit and Guaranty Agreement, dated as of February 15, 2005, made by the Registrant, certain Subsidiaries of the Registrant, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Citicorp USA, Inc., as Administrative Agent.
4.12.2	(38)
		Amendment No. 2 to Credit and Guaranty Agreement, dated as of June 6, 2005, made by the Registrant, certain Subsidiaries of the Registrant, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Citicorp USA, Inc., as Administrative Agent.
4.13	(37)	Indenture, dated as of February 24, 2005, among the Registrant, the guarantors party thereto and U.S. Bank National Association, as trustee.
4.13.1	(53)	First Supplemental Indenture, dated as of September 30, 2005, among Sanmina-SCI USA, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.13.2	(54)	Second Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.

4.14	(47)	Indenture, dated as of February 15, 2006, among the Registrant, certain subsidiaries of the Registrant as guarantors there under and U.S. Bank National Association, as trustee.
4.14.1	(55)	First Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.
4.15	(50)
		Amended and Restated Credit and Guaranty Agreement, dated as of December 16, 2005, among the Registrant, the guarantors party thereto, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent.
4.15.1	(56)
		Amendment No.3 and Waiver to Amended and Restated Credit and Guaranty Agreement, dated as of December 29, 2006, among the Registrant, the guarantors party thereto, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent.
4.15.2	(57)
		Amendment No. 4 to Amended and Restated Credit and Guaranty Agreement, dated as of June 5, 2007, by and among Registrant, each of the subsidiaries of Registrant party thereto, the lenders party thereto, Citibank, N.A., as collateral agent, and Bank of America, N.A., as Administrative Agent.
4.16	(58)	Indenture, dated as of June 12, 2007, among Registrant, the guarantors party thereto, and Wells Fargo Bank, National Association as trustee, relating to the Senior Floating Rate Notes due 2010.
4.17	(59)	Indenture, dated as of June 12, 2007, among Registrant, the guarantors party thereto, and Wells Fargo Bank, National Association as trustee, relating to the Senior Floating Rate Notes due 2014.
10.2	(10)	Amended 1990 Incentive Stock Plan.
10.29	(12)	1999 Stock Plan.
10.29.1	(5)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.30	(13)	1995 Director Option Plan.
10.31	(14)	1996 Supplemental Stock Plan.
10.32	(15)	Hadco Corporation 1998 Stock Plan, as Amended and Restated March 3, 1999.
10.33	(16)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated July 1, 1998.
10.34	(17)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated April 7, 1998.
10.35	(18)	SCI Systems, Inc. 1994 Stock Option Incentive Plan.
10.36	(19)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.37	(20)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10.42	(21)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.49	(5)	Deferred Compensation Plan for Outside Directors.
10.50	(5)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).

10.50.1	(5)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).
10.51	(29)	Executive Deferred Compensation Plan.
10.53	(31)	2003 Employee Stock Purchase Plan.
10.55	(34)	Committed Account Receivable Purchase Agreement, dated April 1, 2005, between Sanmina-SCI UK Limited and Citibank International Plc.
10.56	(35)	Committed Account Receivable Purchase Agreement, dated April 1, 2005, between Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Citibank International Plc.
10.57	(48)
		Revolving Receivables Purchase Agreement, dated as of September 23, 2005, among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft, Sanmina-SCI Systems de Mexico S.A. de C.V., as Originators, the Registrant and Sanmina-SCI UK Ltd., as Servicers, the banks and financial institutions party thereto from time to time, and Deutsche Bank AG New York, as Administrative Agent.
10.58	(49)	Randy Furr separation agreement.
10.59
		Revolving Trade Receivables Purchase Agreement, dated as of September 21, 2007, among Sanmina-SCI Magyarorszag Elekronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, the Registrant, Sanmina-SCI UK Ltd., and Sanmina-SCI Israel Medical Ltd., as Servicers, the banks and financial institutions party thereto from time to time, and Deutsche Bank AG New York, as Administrative Agent.
10.60		Employment Agreement dated as of August 28, 2007 by and between the Registrant and Joseph Bronson.
10.61		Employment Agreement dated as of June 15, 2007 by and between the Registrant and Walter Hussey.
10.62		Employment Agreement dated as of March 2, 2007 by and between the Registrant and Michael Tyler.
14.1	(32)	Sanmina-SCI Corporation Code of Business Conduct and Ethics.
21.1		Subsidiaries of the Registrant.
23.1		Consent of KPMG LLP, independent registered public accounting firm.
31.1		Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

(33)
Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-Q for the fiscal quarter ended June 30, 2007, filed August 6, 2007.

(34)
Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005, filed on May 12, 2005.

(35)
Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005, filed on May 12, 2005.

(36)
Incorporated by reference to Exhibit 4.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, filed December 29, 2004.

(37)
Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 24, 2005.

(38)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 8, 2005.

(39)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 16, 2005.

(40)
Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 17, 2006.

(41)
Incorporated by reference to Exhibit 99.2 and 99.3 the Registrant's Current Report on Form 8-K filed on August 22, 2006.

(42)
Incorporated by reference to Exhibit 4.12 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2006, filed with the SEC on May 11, 2001.

(43)
Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2006, filed with the SEC on May 11, 2001.

(44)
Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2006, filed with the SEC on May 11, 2001.

(45)
Incorporated by reference to Exhibit 4.7.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(46)
Incorporated by reference to Exhibit 4.12.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(47)
Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 15, 2006.

(48)
Incorporated by reference to Exhibit 10.57 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(49)
Incorporated by reference to Exhibit 10.58 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(50)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 22, 2005.

(51)
Incorporated by reference to Exhibit 4.2.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(52)
Incorporated by reference to Exhibit 4.7.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(53)
Incorporated by reference to Exhibit 4.13.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(54)
Incorporated by reference to Exhibit 4.13.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed January 3, 2007.

(55)
Incorporated by reference to Exhibit 4.14.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed January 3, 2007.

(56)
Incorporated by reference to Exhibit 4.15.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed January 3, 2007.

(57)
Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form 8-K filed June 6, 2007.

(58)
Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-K filed June 13, 2007.

(59)
Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form 8-K filed June 13, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sanmina-SCI Corporation:

        We have audited the accompanying consolidated balance sheets of Sanmina-SCI Corporation and subsidiaries (the Company) as of September 29, 2007 and September 30, 2006, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended September 29, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II as set forth under Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanmina-SCI Corporation and subsidiaries as of September 29, 2007 and September 30, 2006, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 29, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in note 14 to the consolidated financial statements, the Company changed its method of accounting for its pension plans and other postretirement benefits upon adoption of Statement of Financial Accounting Standards (SFAS) No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132R, in fiscal 2007. As discussed in note 2 to the consolidated financial statements, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, in fiscal 2007. Also as discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of SFAS No. 123R, Share-Based Payment, at the beginning of fiscal 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 28, 2007 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Mountain View, California November 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sanmina-SCI Corporation:

        We have audited Sanmina-SCI Corporation and subsidiaries' (the Company) internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Sanmina-SCI Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sanmina-SCI Corporation and subsidiaries as of September 29, 2007 and September 30, 2006, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended September 29, 2007, and our report dated November 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Mountain View, California November 28, 2007

SANMINA-SCI CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	September 29, 2007	September 30, 2006
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$933,424	$491,829
Accounts receivable, net of allowances of $4,044 and $8,971 in 2007 and 2006, respectively	1,218,375	1,526,373
Inventories	1,059,856	1,318,400
Prepaid expenses and other current assets	203,802	154,401

Total current assets	3,415,457	3,491,003

Property, plant and equipment, net	609,394	620,132
Other intangible assets, net	22,218	29,802
Goodwill	510,669	1,613,230
Other non-current assets	112,217	108,263

Total assets	$4,669,955	$5,862,430

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,450,705	$1,494,603
Accrued liabilities	203,941	223,398
Accrued payroll and related benefits	142,436	156,248
Current portion of long-term debt	—	100,000

Total current liabilities	1,797,082	1,974,249

Long-term liabilities:
Long-term debt, net of current portion	1,588,072	1,507,112
Other	111,654	110,506

Total long-term liabilities	1,699,726	1,617,618

Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.01 par value, authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 1,000,000 shares, 548,763 and 551,780 shares issued, respectively, and 529,964 and 532,905 shares outstanding, respectively	5,488	5,519
Treasury stock, 18,799 and 18,875 shares, respectively, at cost	(185,541)	(186,361)
Additional paid-in capital	5,977,991	5,952,857
Accumulated other comprehensive income	61,060	42,608
Accumulated deficit	(4,685,851)	(3,544,060)

Total stockholders' equity	1,173,147	2,270,563

Total liabilities and stockholders' equity	$4,669,955	$5,862,430

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	September 29, 2007	September 30, 2006	October 1, 2005
	(In thousands, except per share amounts)
Net sales	$10,384,254	$10,955,421	$11,734,674
Cost of sales	9,831,041	10,333,685	11,104,492

Gross profit	553,213	621,736	630,182

Operating expenses:
Selling, general and administrative	374,181	364,854	364,026
Restructuring costs	44,602	132,230	116,245
Research and development	30,085	40,181	30,986
Impairment of goodwill, tangible and other intangible assets	1,099,650	19,000	600,000
Amortization of intangible assets	6,632	9,554	8,685
In-process research and development	—	2,600	—

Total operating expenses	1,555,150	568,419	1,119,942

Operating income (loss)	(1,001,937)	53,317	(489,760)
Interest income	28,766	19,434	22,536
Interest expense	(168,291)	(121,813)	(147,342)
Loss on extinguishment of debt	(3,175)	(84,600)	(3,059)
Other income (expense), net	23,734	(16,491)	(22,200)

Interest and other expense, net	(118,966)	(203,470)	(150,065)

Loss before income taxes and cumulative effect of accounting changes	(1,120,903)	(150,153)	(639,825)
Provision for (benefit from) income taxes	13,754	(5,766)	394,121

Loss before cumulative effect of accounting changes	(1,134,657)	(144,387)	(1,033,946)
Cumulative effect of accounting changes, net of tax	—	2,830	—

Net loss	$(1,134,657)	$(141,557)	$(1,033,946)

Basic and diluted loss per share:
Loss before cumulative effect of accounting changes	$(2.15)	$(0.27)	$(1.99)
Cumulative effect of accounting changes	—	—	—

Basic and diluted loss per share	$(2.15)	$(0.27)	$(1.99)

Weighted-average shares used in computing per share amounts:
Basic	527,117	525,967	520,574
Diluted	527,117	525,967	520,574

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
	September 29, 2007	September 30, 2006	October 1, 2005
	(In thousands)
Net loss	$(1,134,657)	$(141,557)	$(1,033,946)
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative financial instruments, net of tax	(11,376)	(240)	201
Foreign currency translation adjustments	26,798	933	7,821
Changes in unrecognized net actuarial loss and unrecognized transition costs, net of tax	3,030	—	—
Changes in minimum pension liability, net of tax	—	5,029	(3,826)

Comprehensive loss	$(1,116,205)	$(135,835)	$(1,029,750)

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Additional Paid in Capital
				Treasury Stock
						Accumulated Other Comprehensive Income
	Number of Shares	Amount	Deferred Stock-based Compensation	Number of Shares	Amount		Accumulated Deficit	Total
	(in thousands)
BALANCE AT OCTOBER 2, 2004	541,305	$5,964,369	$(78,902)	(18,827)	$(188,607)	$32,690	$(2,368,557)	$3,360,993
Exercise of common stock options	1,341	4,736	—	—	—	—	—	4,736
Issuance of common stock under employee stock purchase plan	2,976	12,032	—	—	—	—	—	12,032
Issuance of restricted stock and options net of cancellations	68	(15,933)	15,933	—	—	—	—	—
Segerstrom 6% shares settlement	—	(70)	—	—	—	—	—	(70)
Cumulative translation adjustment	—	—	—	—	—	7,821	—	7,821
Unrealized gain on investments and derivative financial instruments, net of tax	—	—	—	—	—	201	—	201
Change in minimum pension liability in excess of plan assets, net of tax	—	—	—	—	—	(3,826)	—	(3,826)
Income tax benefit of disqualified dispositions	—	(528)	—	—	—	—	—	(528)
Stock-based compensation	—	230	36,080	—	—	—	—	36,310
Repurchase of treasury stock	—	—	—	(26)	88	—	—	88
Net loss	—	—	—	—	—	—	(1,033,946)	(1,033,946)

BALANCE AT OCTOBER 1, 2005	545,690	$5,964,836	$(26,889)	(18,853)	$(188,519)	$36,886	$(3,402,503)	$2,383,811
Exercise of common stock options	2,347	7,622	—	—	—	—	—	7,622
Issuance of common stock under employee stock purchase plan	1,500	5,226	—	—	—	—	—	5,226
Issuance of restricted stock and options net of cancellations	2,243	—	—	—	—	—	—	—
Adoption of SFAS No. 123R	—	(26,889)	26,889	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	933	—	933
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(240)	—	(240)
Change in minimum pension liability in excess of plan assets, net of tax	—	—	—	—	—	5,029	—	5,029
Stock-based compensation	—	7,581	—	—	—	—	—	7,581

Repurchase of treasury stock	—	—	—	(22)	2,158	—	—	2,158
Net loss	—	—	—	—	—	—	(141,557)	(141,557)

BALANCE AT SEPTEMBER 30, 2006	551,780	$5,958,376	$—	(18,875)	$(186,361)	$42,608	$(3,544,060)	$2,270,563
Cumulative effect of SAB No. 108 adjustment	—	7,134	—	—	—	—	(7,134)	—
Exercise of common stock options	1	3	—	—	—	—	—	3
Cancellation of restricted stock and options net of issuance	(3,018)	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	26,798	—	26,798
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(11,376)	—	(11,376)
Changes in unrecognized net actuarial loss and unrecognized transition costs, net of tax	—	—	—	—	—	3,030	—	3,030
Stock-based compensation, net of tax adjustments	—	17,479	—	—	—	—	—	17,479
Disposition of treasury stock	—	487	—	76	820	—	—	1,307
Net loss	—	—	—	—	—	—	(1,134,657)	(1,134,657)

BALANCE AT SEPTEMBER 29, 2007	548,763	$5,983,479	$—	(18,799)	$(185,541)	$61,060	$(4,685,851)	$1,173,147

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 29, 2007	September 30, 2006	October 1, 2005
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(1,134,657)	$(141,557)	$(1,033,946)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	117,194	138,597	178,324
In-process research and development	—	2,600	—
Restructuring (recovery of) non-cash costs	(4,177)	24,028	9,022
Provision for (recovery of) doubtful accounts	1,709	(2,543)	(5,410)
Stock-based compensation expense	17,479	13,276	36,310
Loss (gain) on disposal of property, plant and equipment, net, and business	(18,997)	(617)	61
Loss on extinguishment of debt	3,175	84,600	3,059
Loss on termination of interest rate swap	—	5,464	22,102
Write-off deferred financing costs in connection with redemption of debt	—	—	5,359
Impairment of assets	—	15,213	—
Cumulative effect of accounting changes, net	—	(2,830)	—
Goodwill impairment	1,099,650	3,787	600,000
Proceeds from sale of accounts receivable	1,830,236	1,508,483	407,705
Other, net	(659)	1,190	1,103
Deferred income taxes	(3,633)	7,949	349,221
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,519,832)	(1,551,764)	(194,612)
Inventories	260,085	(283,885)	57,889
Prepaid expenses and other assets	(65,046)	(28,968)	29,285
Accounts payable, accrued liabilities and other long-term liabilities	(96,593)	(131,184)	(51,479)

Cash provided by (used in) operating activities	485,934	(338,161)	413,993

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITES:
Purchases of short-term investments	(3,910)	(19,841)	(79,554)
Proceeds from maturities of short-term investments	6,461	80,739	44,192
Purchases of long-term investments	(400)	(1,823)	(3,015)
Proceeds from sale of long-term investments	1,329	—	—
Purchases of property, plant and equipment	(88,358)	(139,195)	(74,549)
Proceeds from sale of property, plant and equipment	50,231	42,461	40,112
Proceeds from sale of business	22,000	—	—
Cash paid for businesses acquired, net of cash acquired	(4,217)	(44,651)	(95,235)

Cash used in investing activities	(16,864)	(82,310)	(168,049)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	—	22,460	(1,076)
Repurchase of convertible notes	—	(543)	(623,558)
Repayments of long-term debt	(1,125,000)	(750,929)	(21,490)
Proceeds from long-term debt, net of issuance costs	1,181,409	587,123	403,307
Interest rate swap termination associated with debt extinguishment	—	(29,785)	—
Redemption premium associated with debt extinguishment	—	(70,751)	—
Payment of consent fees	—	(12,475)	—
(Payments of) additions to notes and credit facilities, net	(100,184)	97,993	(13,197)
Proceeds from issuance of common stock	3	12,848	16,767

Cash used in financing activities	(43,772)	(144,059)	(239,247)

Effect of exchange rate changes	16,297	(11,694)	(8,091)
Increase (decrease) in cash and cash equivalents	441,595	(576,224)	(1,394)
Cash and cash equivalents at beginning of year	491,829	1,068,053	1,069,447

Cash and cash equivalents at end of year	$933,424	$491,829	$1,068,053

Supplemental disclosures of cash flow information:
Cash paid during the year
Interest	$150,113	$121,671	$109,968
Income taxes (excludes refunds of $24.8 million, $34.9 million and $6.8 million in fiscal 2007, 2006, and 2005, respectively)	$47,106	$61,981	$20,826

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization of Sanmina-SCI

        Sanmina-SCI Corporation ("Sanmina-SCI," "we," "us," or the "Company") was incorporated in Delaware in 1989. We are a leading independent global provider of customized, integrated electronics manufacturing services, or EMS. We provide these services to original equipment manufacturers, or OEMs, primarily in the communications, personal and business computing, enterprise computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical and automotive industries. Our services consist primarily of product design and engineering, including initial development, detailed design, preproduction services and manufacturing design, volume manufacturing of complete systems, components and subassemblies, final system assembly and test, direct order fulfillment and logistic services and after-market product service and support. System components and subassemblies that we manufacture include printed circuit boards, backplanes and backplane assemblies, enclosures, cable assemblies, precision machine components, optical modules and memory modules.

Reclassifications

        We have reclassified certain prior year balances to conform to the current year's presentation.

Note 2. Summary of Significant Accounting Policies

        Fiscal Year.    We operate on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal years 2007, 2006 and 2005 are each 52 weeks. All general references to years relate to fiscal years unless otherwise noted.

        Principles of Consolidation.    The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

        Foreign Currency Translation.    For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported as a separate component of stockholders' equity, net of tax. For foreign subsidiaries using the US Dollar as their functional currency, remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other expense, net in the accompanying Consolidated Statements of Operations. Additionally, remeasurement gains/losses with respect to long-term intercompany loans denominated in a currency other than the functional currency are charged or credited to other comprehensive income (loss) if repayment of the loan is not anticipated in the foreseeable future.

        Derivative Instruments and Hedging Activities.    We conduct business on a global basis in several currencies. As such, we are exposed to adverse movements in foreign currency exchange rates. We use various derivatives, such as foreign currency forward contracts and foreign currency option contracts, to minimize the volatility of earnings and cash flows associated with changes in foreign currency exchange rates.

        We are also exposed to adverse movements in interest rates on our existing debt obligations. We use interest rate swaps to minimize volatility in earnings and cash flows associated with changes in interest rates.

        We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and

Hedging Activities—an Amendment of SFAS 133" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." In accordance with these standards, every derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item related to the hedged risk are recognized in earnings in the current period.

        Derivative instruments are entered into for periods of time consistent with the related underlying exposures and are not entered into for speculative purposes. The Company documents all relationships between derivative instruments and related hedged items, as well as its risk-management objectives and strategies for undertaking various hedging transactions. All derivative instruments are recorded on the Consolidated Balance Sheets at their respective fair values in accordance with SFAS No. 133 as amended.

        Hedging of Forecasted Foreign Currency Transactions.    The Company utilizes foreign currency forward and option contracts to hedge certain operational ("cash flow") exposures resulting from changes in foreign currency exchange rates. Such exposures result from portions of forecasted sales, cost of sales and expenses denominated in currencies other than the U.S. dollar. These contracts are typically less than 12 months in duration and are accounted for as cash flow hedges under SFAS No. 133, subject to periodic assessment of effectiveness. At September 29, 2007 and September 30, 2006, the Company had outstanding forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $30.0 million and $10.1 million, respectively. The ineffective portion of these foreign exchange contracts was not material to the results of operations for fiscal 2007, 2006 and 2005.

        Hedging of Currency Exposures Associated with Certain Assets and Liabilities Denominated in Foreign Currencies.    The Company also enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less and are not designated as part of a hedging relationship in accordance with SFAS No. 133. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in other income (expense), net in the Consolidated Statement of Operations. At September 29, 2007 and September 30, 2006, the Company had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $279.5 million and $403.4 million, respectively.

        Hedging of Interest Rate Exposures.    On February 24, 2005, the Company entered into interest rate swap agreements with four independent swap counterparties to hedge its interest rate exposures related to its $400 million 6.75% Senior Subordinated Notes due in 2013 (the "6.75% Notes")—refer to Note 10 of the Notes to Consolidated Financial Statements. The swap agreements, with an aggregate notional amount of $400 million and expire in 2013, effectively convert the fixed interest rate obligation to a variable rate obligation and are accounted for as fair value hedges under SFAS No. 133 but are exempt from periodic assessment of hedge effectiveness under Paragraph 68 of SFAS No. 133. Under the terms of the swap agreements, the Company pays the independent swap counterparties an interest rate equal to the six-month LIBOR rate plus a spread ranging from 2.214% to 2.250%. In exchange, the Company receives a fixed rate of 6.75%. At September 29, 2007 and September 30, 2006, $11.9 million and $17.1 million, respectively, have been recorded in other long-term liabilities on the Consolidated Balance Sheets for the fair value of the interest rate swap agreements. The differential paid or received on the interest rate swap is recognized in earnings as an adjustment to interest expense. Interest expense for the fiscal years ended September 29, 2007 and September 30, 2006 increased by $4.3 million and $0.8 million, respectively, and interest expense for the fiscal year ended October 1, 2005 decreased by $3.1 million as a result of the difference between the 6.75% fixed interest rate on the 6.75% Notes and the variable interest rates under the swap agreements which averaged 7.76%, 6.98% and 5.42% during the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively.

        On June 12, 2007, the Company entered into interest rate swap agreements with two independent swap counterparties to hedge its interest rate exposures related to its $300 million aggregate principal amount of Senior Floating Rate Notes due in 2014 (the "2014 Notes")—refer to Note 10 of the Notes to Consolidated Financial Statements. The swap agreements, with an aggregate notional amount of $300 million that expires in 2014, effectively convert the variable interest rate obligation to a fixed rate obligation and are accounted for as cash flow hedges under SFAS No.133, subject to periodic assessment of hedge effectiveness. Under the terms of the swap agreements, the Company pays the independent swap counterparties a fixed rate of 5.594%. In exchange, the Company receives an interest rate equal to the three-month LIBOR. These swap agreements effectively fix the interest rate on the Company's 2014 Notes at 8.344% through 2014. At September 29, 2007, $11.4 million has been recorded in other long-term liabilities to record the fair value of the interest rate swap agreements, with a corresponding decrease to accumulated other comprehensive income, net, on the Consolidated Balance Sheets. Over the next 12 months, the Company expects to reclassify approximately $1.9 million to interest expense. Amounts in accumulated other comprehensive income (loss) will be reclassified when the hedged interest expense is realized in the Consolidated Statement of Operations. The ineffective portion of the hedges was immediately recognized in other income (expense), net, on the Consolidated Statement of Operations and was not material for the fiscal year ended September 29, 2007.

        The Company's foreign exchange forward and option contracts and interest rate swaps expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by limiting the Company's counterparties to major financial institutions. The Company does not expect material losses as a result of default by counterparties.

        Management Estimates and Uncertainties.    The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements relate to allowances for accounts receivable; provisions for inventories; warranties; restructuring costs; environmental matters; legal exposures; determining the realizability of deferred tax assets; determining fair values of reporting units for purposes of goodwill impairment tests; determining fair value of tangible and intangible assets for purposes of impairment tests and determining forfeiture rates, volatility and expected life assumptions for purposes of stock compensation expense calculations. Actual results could differ materially from these estimates.

        Financial Instruments and Concentration of Credit Risk.    Financial instruments consist of cash and cash equivalents, foreign currency forward and option contracts, interest rate swap agreements, accounts receivable, accounts payable and short and long-term debt obligations. With the exception of certain of our long-term debt obligations (refer to Note 3), the fair value of these financial instruments approximates their carrying amount as of September 29, 2007 and September 30, 2006 due to the nature, or the short maturity, of these instruments.

        Cash and Cash Equivalents.    We consider all highly-liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents.

        Cash and cash equivalents consisted of the following:

	As of
	September 29, 2007	September 30, 2006
	(In thousands)
Cash and bank balances	$841,914	$344,968
Money market funds	91,442	125,726
Other security funds	68	21,135

Total	$933,424	$491,829

        Short-Term Investments.    The Company has a deferred compensation plan that allows employees to defer a portion of their compensation. Participants were allowed to diversify in this plan and some have diversified. Accordingly, the Company accounts for assets held in the deferred compensation plan as trading securities in accordance with applicable generally accepted accounting principles. As of September 29, 2007, the Company had $13.4 million in short-term investments related to the Company's deferred compensation plan for eligible employees. These short-term investments are classified in the Consolidated Balance Sheets as prepaid expenses and other current assets.

        Long-Term Investments.    The Company has investments in non-public companies which are carried at cost. The Company monitors these investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. As of September 29, 2007 and September 30, 2006, total long-term investments were $11.0 million and $11.3 million, respectively. Long-term investments are classified in the Consolidated Balance Sheets as non-current assets.

        Accounts Receivable and Other Related Allowances.    The Company estimates product returns and other adjustments related to current period net sales to establish related allowances of $12.7 million and $11.2 million as of September 29, 2007 and September 30, 2006, respectively. One of the Company's most significant credit risks is the ultimate realization of its accounts receivable. This risk is mitigated by (i) ongoing credit evaluation of customers and (ii) frequent contact with customers, especially the most significant customers, which enables the Company to monitor current changes in business operations and respond accordingly. To establish the allowance for doubtful accounts, the Company regularly estimates the credit risk associated with accounts receivable by analyzing the creditworthiness of its customers, past experience, changes in customer demand, and the overall economic climate in industries that it serves. As of September 29, 2007 and September 30, 2006 allowance for doubtful accounts was $4.0 million and $9.0 million, respectively.

        Sales of Accounts Receivable.    The Company accounts for sales of accounts receivable in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability" as amended by SFAS No. 156, "Accounting for Servicing of Financial Assets an Amendment of FASB Statement No. 140." When we sell receivables, we retain the servicing rights to the underlying accounts receivable. The fair value of the retained servicing rights is not material to the Consolidated Statements of Operations.

        Any retained interest as a result of a sale is reclassified from accounts receivable to prepaid and other current assets in the Consolidated Balance Sheets. The accounts receivable balances that are sold are removed from the Consolidated Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Statements of Cash Flows.

        Inventories.    Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead.

        When required, provisions are made to reduce excess inventories to their estimated net realizable values. The ultimate realization of inventory carrying amounts is primarily affected by our exposure to changes in customer demand for inventory. Inventory reserves are established based on forecasted demand, past experience with specific customers, the ability to redistribute inventory to other programs or back to our suppliers, and the presence of contractual language obligating the customers to pay for the related inventory. Payments received from customers for excess inventory that we hold are recorded as a reduction of inventory.

        Property, Plant and Equipment, net.    Property, plant and equipment are stated at cost or, in the case of property and equipment acquired through business combinations accounted for as a purchase, initially at fair value based upon the allocated purchase price at the acquisition date. Depreciation and amortization are provided on a straight-line basis over 20 to 40 years for buildings, five to ten years for machinery and equipment and furniture and fixtures or, in the case of leasehold improvements, over the term of the related lease, if shorter.

        We review long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. We estimate fair value based on projected discounted future net cash flows using a discount rate reflecting our average cost of capital, or other appropriate methods of determining fair value.

        Restructured properties that are classified as held for sale are included in prepaid expenses and other current assets in our Consolidated Balance Sheets.

        Restructuring Costs.    We recognize restructuring costs resulting from the identification of excess manufacturing and administrative facilities that we choose to close or consolidate. In connection with our exit activities, we record restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges are incurred pursuant to formal plans developed and approved by management and accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities, and Emerging Issues Task Force ("EITF") 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." When applicable, employee termination costs are recorded pursuant to SFAS No. 112, "Employer's Accounting for Postemployment Benefits." Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable in accordance with the Company's policy. Fixed assets that are written-off or impaired as a result of restructuring plans are typically accounted for as held for sale or are abandoned. The recognition of restructuring charges requires our management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less selling costs, of property, plant and equipment to be disposed of. Management's estimates of future liabilities may change, requiring us to record additional restructuring charges or to reduce the amount of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained, and that the utilization of the provisions are for their intended purposes in accordance with developed exit plans. In the event circumstances change and the provision is no longer required, the provision is reversed.

        Goodwill.    Costs in excess of the fair value of tangible and other intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. SFAS No. 142, "Goodwill and Other Intangible Assets," requires that companies not amortize goodwill, but instead test for impairment at least annually using a two-step approach. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment. The second step involves determining the fair value of goodwill for each reporting unit. Any excess carrying amount of goodwill over the fair value determined in the second step will be recorded as goodwill impairment loss.

        Other Intangible Assets.    We have certain other intangible assets that are subject to amortization. Intangible assets consist primarily of intellectual property and customer relationships obtained in acquisitions. These assets are carried at cost less accumulated amortization. These intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from five to eight years.

        We review other intangible assets for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. We estimate fair value based on projected discounted future net cash flows using a discount rate reflecting our average cost of capital, or other appropriate methods of determining fair value.

        Revenue Recognition.    We derive revenue from sales manufacturing services. We also derive revenues from sales of certain inventory, including raw materials, to customers who reschedule, amend or cancel purchase orders after we have procured inventory to fulfill their purchase orders. We recognize revenue for manufacturing services based on shipping terms. For other services, we recognize revenue when they have been performed. Specifically, we recognize revenue when a persuasive arrangement between us and the buyer exists, the price is fixed or determinable, title to the product or the inventory is transferred to the customer and collectibility is reasonably assured. Except in specific circumstances, there are no formal customer acceptance requirements or further Sanmina-SCI obligations related to the product or the inventory subsequent to shipment. In specific circumstances in which there are customer acceptance requirements or further Sanmina-SCI obligations, with the exception of our warranty, revenue is recognized at the point of formal acceptance or upon completion of obligations. Provisions are made for estimated sales returns and adjustments at the time revenue is recognized. Such provisions were not material to the Consolidated Financial Statements for any period presented herein. In specific circumstances in which the Company is acting as an agent on behalf of the customer on procurement and shipment of goods in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", gross revenue is not recognized on the sale of the goods. Instead, revenue is recognized net of the costs of the goods sold. We present revenues net of sales taxes and value-added taxes in our Consolidated Statement of Operations in accordance with EITF 06-3, "How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement". Amounts billed to customers related to shipping and handling are classified as revenue, and our shipping and handling costs are included in cost of sales.

        Warranty Reserve.    We establish a warranty reserve for shipped products based on individual manufacturing contract requirements and past warranty experience. At each period end, the balance is reviewed to ensure its adequacy.

        Income taxes.    We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures. We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the "more likely than not" criteria established by SFAS No. 109, "Accounting for Income Taxes." Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. Our tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies.

        Earnings Per Share.    Basic and diluted net loss per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

        Stock-Based Compensation.    On October 2, 2005, we adopted SFAS No. 123R, "Share-Based Payment", which requires the measurement and recognition of compensation expense based on estimated fair values for all stock-based awards made to employees and directors including employee stock options, restricted stock units and purchase rights under our Employee Stock Purchase Plan

("ESPP"). SFAS No. 123R supersedes previous accounting under APB No. 25 for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 providing supplemental implementation guidance for SFAS No. 123R. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, we accounted for equity compensation using APB No. 25 and related interpretations.

        SFAS No. 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our Consolidated Statements of Operations. We adopted SFAS No. 123R using the modified prospective transition method which requires the application of the accounting standard starting from October 2, 2005, the first day of our fiscal 2006. Our Consolidated Financial Statements, for the fiscal year ended September 30, 2006, reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method we used in adopting SFAS No. 123R, our results of operations prior to fiscal 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

        Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in fiscal 2006 and fiscal 2007 includes compensation expense for stock-based awards granted prior to, but not yet vested as of October 1, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123, and compensation expense for stock-based awards granted subsequent to October 1, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS No. 123R. In conjunction with the adoption of SFAS No. 123R, we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method (for the purposes of disclosure of pro forma information under SFAS No. 123) to the straight-line single option method. Compensation expense for all stock-based awards granted on or prior to October 1, 2005 is being recognized using the accelerated multiple-option approach, and compensation expense for all stock-based awards granted subsequent to October 1, 2005 is being recognized using the straight-line single option method. Under APB No. 25 in fiscal 2005, we used the straight-line basis to recognize compensation expense for fixed awards with pro-rata vesting. Since stock-based compensation expense recognized in our results is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal 2006, we accounted for forfeitures as they occurred.

        Upon adoption of SFAS No. 123R, we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock options and purchase rights under our ESPP. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option's expected term and the price volatility of the underlying stock. For restricted stock units and awards, compensation expense is calculated based on the fair market value of our stock on the date of grant. In regards to the Company's performance restricted stock units, compensation expense is recognized pursuant to SFAS No. 123R only when the Company has met the performance probability criteria.

        As a result of the adoption of SFAS No. 123R, our loss from continuing operations before income taxes and cumulative effect of accounting changes and net loss for the year ended September 30, 2006, was $6.6 million less than under our previous accounting methodology for share-based compensation.

In addition, we recorded a benefit upon the adoption of SFAS No. 123R of approximately $5.7 million in fiscal 2006 as a cumulative effect of an accounting change.

        Recent Accounting Pronouncements.    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115". SFAS No. 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. For the Company, SFAS No. 159 is effective for financial statements issued in fiscal 2009, and interim periods within. The Company is currently assessing the impact of SFAS No. 159 on its results of operations and financial position.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. For the Company, SFAS No. 157 is effective for financial statements issued in fiscal 2009, and interim periods within. The Company is currently assessing the impact of SFAS No. 157 on its results of operations and financial position.

        In September 2006, the SEC released SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". The Company was required to adopt SAB No. 108 in fiscal 2007.

        SAB No. 108 provides interpretive guidance on how companies should quantify the effects of prior-year uncorrected misstatements in current year financial statements. SAB No. 108 requires companies to use both the "iron curtain" and "rollover" approaches when quantifying misstatement amounts. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement, whereas the "iron curtain" approach quantifies a misstatement based on the effects of correcting the error existing in the balance sheet at the end of the current year, regardless of the error's year of origination.

        Based on the guidance in SAB No. 108, after applying both approaches, a company may conclude that errors existing in previously issued financial statements are material (but properly determined to be immaterial using a company's pre-SAB No. 108 methodology) or that the effect of uncorrected errors from prior periods is material to the current year. In these circumstances, SAB No. 108 permits companies to record the correcting amount as an adjustment to the opening balance of assets and liabilities, with an offsetting cumulative effect adjustment to retained earnings as of the beginning of the year of adoption.

        In 2006, a Special Committee formed by the Company's Board of Directors conducted a review of, among other things, stock option grants made to all employees, directors and consultants during the period from January 1997 through June 2006. In connection with this review, the Company restated its financial statements for 1998 through 2005. Subsequent to the restatement, the Special Committee conducted a review of stock option grants made from the date of the Company's initial public offering in 1993 through December 1996. Based on this review, it was determined that stock compensation expense was understated by $7.1 million in these periods.

        Historically, the Company has evaluated uncorrected differences using the rollover approach. The Company believes the effect of these stock compensation expense errors are immaterial to prior fiscal years under the rollover approach. However, under the iron curtain approach, the Company determined that the cumulative stock compensation expense error is material to the Company's fiscal 2007 Consolidated Financial Statements. Therefore, the Company has recorded an adjustment to the October 1, 2006 retained earnings and additional paid-in capital balances in the amount of $7.1 million in accordance with the implementation guidance in SAB No. 108.

        In June 2006, the FASB issued Financial Accounting Standards Board Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the Company beginning in the first quarter of fiscal 2008. The Company is currently evaluating the impact this statement will have on its consolidated financial statements.

Note 3. Financial Instruments and Concentration of Credit Risk

        The estimated fair values of certain of our long-term debt obligations, based on quoted market prices, as of September 29, 2007 are as follows:

	Carrying Amount	Fair Value
	(In thousands)
8.125% Senior Subordinated Notes due 2016	$600,000	$525,000
6.75% Senior Subordinated Notes due 2013	$400,000	$351,000
$300 Million Senior Floating Rate Notes due 2010	$300,000	$297,000
$300 Million Senior Floating Rate Notes due 2014	$300,000	$285,000

        Financial instruments that potentially subject us to credit risk consist of cash, cash equivalents and trade accounts receivable. The carrying value of these assets is expected to approximate fair value due to the assets' short duration. We maintain the majority of our cash and cash equivalents with recognized financial institutions that follow our investment policy. We have not experienced any significant losses on these investments to date. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) ongoing credit evaluation of our customers, and (ii) frequent contact with our customers especially our most significant customers, thus enabling us to monitor current changes in business operations and to respond accordingly. We generally do not require collateral for sales on credit. We consider these concentrations of credit risks in establishing our allowance for doubtful accounts.

        Sales to the following customers, expressed as a percentage of consolidated net sales, and the percentage of gross accounts receivable represented by each customer, were as follows:

	Percentage of Net Sales Year Ended			Percentage of Gross Accounts Receivable As of
	September 29, 2007	September 30, 2006	October 1, 2005	September 29, 2007	September 30, 2006
IBM	11.6%	12.8%	23.2%	*	14.4%
Lenovo	11.2%	10.5%	*	*	*
HP	11.1%	10.0%	*	*	*

    *
    Less than 10%

Note 4. Inventories

        The components of inventories were as follows:

	As of
	September 29, 2007	September 30, 2006
	(In thousands)
Raw materials	$770,208	$905,236
Work-in-process	146,675	262,449
Finished goods	142,973	150,715

Total	$1,059,856	$1,318,400

Note 5. Property, Plant and Equipment, net

        As of September 29, 2007 and September 30, 2006, property, plant and equipment consisted of the following:

	As of
	September 29, 2007	September 30, 2006
	(In thousands)
Machinery and equipment	$1,490,195	$1,465,565
Furniture and fixtures	21,286	22,340
Leasehold improvements	58,103	54,225
Land and buildings	504,298	503,996

	2,073,882	2,046,126
Less: Accumulated depreciation	(1,497,963)	(1,449,490)

	575,919	596,636
Construction in progress	33,475	23,496

Property, plant and equipment, net	$609,394	$620,132

        Depreciation expense on property, plant and equipment for the years ended September 29, 2007, September 30, 2006 and October 1, 2005 was approximately $109.6 million, $128.3 million and $168.7 million, respectively.

        Restructured properties that are considered held for sale pursuant to SFAS No. 144, are included in prepaid expenses and other current assets in our Consolidated Balance Sheets. As of September 29, 2007 and September 30, 2006, assets held for sale were $36.8 million and $59.0 million, respectively.

Note 6. Goodwill and Other Intangible Assets

        The Company realigned its reporting structure in the third quarter of fiscal 2007 based on organizational changes within the Company and the different types of manufacturing services offered to its customers. As a result, in accordance with SFAS No. 142, the Company identified three reporting units: Electronic Manufacturing Services, Personal Computing and Technology Components. Previously, Technology Components was not a reporting unit but was included as part of the Electronic Manufacturing Services reporting unit. In determining the allocation of goodwill to each reporting unit, the Company conducted a relative fair value analysis of the Electronic Manufacturing Services and Technology Components reporting units using an income and market approach. As a result of the analysis, management concluded that $1,303 million and $221 million of goodwill were attributable to the Electronic Manufacturing Services and Technology Components reporting units, respectively, as of the beginning of the fourth quarter of fiscal 2007. Goodwill for the Personal Computing reporting unit remained the same at $89.1 million as of the beginning of the fourth quarter of fiscal 2007.

        As required by SFAS No. 142, the Company must perform an impairment test for goodwill at least annually or whenever a triggering event occurs using a two step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment. The second step involves determining the fair value of goodwill for each reporting unit. Any excess carrying amount of goodwill over the fair value determined in the second step will be recorded as goodwill impairment loss. These tests resulted in a goodwill impairment loss of $1,100 million ($821.9 million for Electronic Manufacturing Services, $57.1 million for Personal Computing and $220.7 million for Technology Components) for fiscal 2007, $3.8 million in fiscal 2006 and $600 million in 2005. The factors that caused the Company to record an impairment charge in fiscal 2007 were a decline in sales, both domestically and internationally, a decrease in the expected future cash flows and a decline in the company's stock price. The factor that caused the Company to record an impairment charge in fiscal 2006 was due to the Company's decision to align its ODM business to focus on joint development manufacturing opportunities at the end of the fourth quarter of fiscal 2006. In the second quarter of fiscal 2005, the factors that caused the Company to record a write-off of its deferred tax assets, which primarily related to U.S. operations coupled with the then-recent decline in the market price of its common stock, led the Company to record the $600 million goodwill impairment loss.

        Goodwill information for each reporting unit is as follows (in thousands):

	As of September 30, 2006	Allocation of Goodwill	Additions to Goodwill	Goodwill Impairment	Adjustments to Goodwill	As of September 29, 2007
Reporting units:
Electronic Manufacturing Services	$1,524,099	$(220,650)	$175	$(821,891)	$(3,086)	$478,647
Personal Computing	89,131	—	—	(57,109)	—	32,022
Technology Components	—	220,650	—	(220,650)	—	—

Total	$1,613,230	$—	$175	$(1,099,650)	$(3,086)	$510,669

        On a consolidated basis, goodwill decreased from $1,613.2 million as of September 30, 2006 to $510.7 million as of September 29, 2007 as a result of impairment to goodwill of $1,099.7 million and adjustments of $3.1 million, offset by additions to goodwill of $0.2 million. Adjustments to goodwill consisted primarily of the release of tax reserves related to an acquisition by SCI Technologies Inc. prior to its merger with Sanmina Corporation.

        The gross and net carrying values of other intangible assets at September 29, 2007 and September 30, 2006 were as follows:

	As of September 29, 2007				As of September 30, 2006
	Gross Carrying Amount	Impairment of Intangibles	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment of Intangibles	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Other Intangible assets	$72,106	$(7,928)	$(41,960)	$22,218	$72,106	$(7,928)	$(34,376)	$29,802

        The decrease in other intangible assets from September 30, 2006 to September 29, 2007 was due to amortization expense. Intangible asset amortization expense for the years ended September 29, 2007, September 30, 2006 and October 1, 2005 was approximately $7.6 million (including $1.0 million in cost of sales), $10.3 million (including $0.7 million in cost of sales) and $9.6 million (including $1.0 million in cost of sales), respectively.

        Estimated future annual amortization for other intangible assets at September 29, 2007 is as follows:

Fiscal Years:	(In thousands)
2008	$7,552
2009	5,007
2010	2,964
2011	2,866
2012	2,114
Thereafter	1,715

$22,218

Note 7. Accumulated Other Comprehensive Income

        Accumulated other comprehensive income, net of tax as applicable, consists of the following:

	Year Ended
	September 29, 2007	September 30, 2006
	(In thousands)
Foreign currency translation adjustment	$73,963	$47,164
Unrealized holding losses on derivative financial instruments	(11,376)	—
Unrecognized net actuarial loss and unrecognized transition cost	(1,527)	—
Minimum pension liability, net of tax	—	(4,556)

Total accumulated other comprehensive income	$61,060	$42,608

Note 8. Earnings Per Share

        Basic and diluted net loss per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

        The following table sets forth the calculation of basic and diluted net loss per share:

	Year Ended
	September 29, 2007	September 30, 2006	October 1, 2005
	(In thousands, except per share amounts)
Numerator:
Loss before cumulative effect of accounting changes	$(1,134,657)	$(144,387)	$(1,033,946)
Cumulative effect of accounting changes, net of tax	—	2,830	—

Net loss	$(1,134,657)	$(141,557)	$(1,033,946)

Denominator:
Weighted average number of shares — basic and diluted	527,117	525,967	520,574
Net loss per share before cumulative effect of accounting changes-basic and diluted	$(2.15)	$(0.27)	$(1.99)
Net loss per share—basic and diluted	$(2.15)	$(0.27)	$(1.99)

        The following table summarizes the weighted average dilutive securities that were excluded from the above calculation of diluted net loss per share because their inclusion would have had an anti-dilutive effect (in thousands):

	2007	2006	2005
Dilutive securities:
Employee stock options	46,491	52,309	47,284
Restricted awards and units	3,135	2,325	3,738
Shares issuable upon conversion of zero coupon notes	—	1	3,178
Shares issuable upon conversion of 3% notes	6	12,698	12,698

Total anti-dilutive shares	49,632	67,333	66,898

        The weighted average number of dilutive shares that would have been included in the calculation of diluted earnings per share for fiscal 2007 had the Company reported a net income instead of a net loss, was 1,847,582 shares, including 62,102 shares for employee stock options and 1,785,480 for restricted stock.

        After-tax interest expense of $5.0 million, $10.8 million, and $26.5 million (related to the Zero Coupon Convertible Subordinated Debentures which were paid in fiscal 2006 and 3% Convertible Subordinated Notes which were paid in fiscal 2007) for the years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively, was not included in the calculation of diluted loss per share because to do so would have been anti-dilutive. In addition, the related share equivalents on conversion of the debt were not included as to do so would have been anti-dilutive.

Note 9. Stock-Based Compensation

        Total stock-based compensation expense (excluding the $3.9 million tax benefit associated with the stock-based compensation expense in fiscal 2007 and the $5.7 million benefit recorded on the cumulative effect of accounting changes in fiscal 2006) for the years ended September 29, 2007, September 30, 2006 and October 1, 2005 can be categorized as follows:

	Fiscal Year Ended
	September 29, 2007	September 30, 2006	October 1, 2005
	(In thousands)
Cost of sales	$8,235	$6,475	$14,788
Selling, general & administrative	12,591	6,127	20,117
Research & development	566	674	1,405

	$21,392	$13,276	$36,310

	Fiscal Year Ended
	September 29, 2007	September 30, 2006	October 1, 2005
	(In thousands)
Stock options	$4,936	$5,950	$26,807
Employee stock purchase plan	—	4,228	—
Restricted stock awards	11,950	2,609	9,503
Restricted stock units	4,506	489	—

	$21,392	$13,276	$36,310

        During fiscal 2007, the Company revised its estimated forfeiture rate. Stock-based compensation expense increased from approximately $13.3 million in fiscal 2006 to approximately $21.4 million in fiscal 2007 primarily due to the Company's revision of its estimated forfeiture rate in fiscal 2007.

Stock Options

        The Company's stock option plans provide its employees the right to purchase common stock at the fair market value of such shares on the grant date. The Company recognizes compensation expense for such awards over the vesting period which is generally five years. New hire options vest 20% at the end of year one and then vest ratably each month, thereafter, until fully vested at the end of year five. Recurring option grants vest ratably each month over a five-year period. One year option grants vest ratably each month over a one year period. The contractual term of all options is ten years. For option grants made prior to the adoption of SFAS No. 123R, the Company recognizes compensation expense using the multiple option approach. For option grants made subsequent to the adoption of SFAS No. 123R, the Company recognizes compensation expense ratably (straight-line) over the service period.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model with the assumptions noted in the table below. The expected life of options is based on observed historical exercise patterns. Expected volatility is an equally-weighted blend of implied volatilities from traded options on our stock having a life of more than six months and historical volatility over the expected life of the options. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The dividend yield reflects the Company's history and intentions of not to pay a dividend.

        Assumptions used to estimate the fair value of stock options granted, excluding the Exchange Offer, during the years ended September 29, 2007, September 30, 2006 and October 1, 2005 are as follows:

	Fiscal Year Ended
	September 29, 2007	September 30, 2006	October 1, 2005
Volatility	54.3%	57.0%	61.0%
Risk-free interest rate	4.64%	4.68%	3.96%
Dividend yield	0%	0%	0%
Expected life of options	5.3 years	5.4 years	4.8 years

        On May 15, 2007 and September 24, 2007, the Company executed tender offers to exchange certain outstanding options to purchase shares of its common stock, whether vested or unvested, for new options that were granted under its 1999 Stock Plan (the "Exchange Offer"). A total of 2,000 eligible option holders participated in the Exchange Offer. The Company accepted for cancellation options to purchase an aggregate of 21,832,416 shares of its common stock granted under the Sanmina-SCI Corporation 1990 Stock Plan, the Sanmina-SCI Corporation 1999 Stock Plan, the Sanmina-SCI Corporation Stock Option Plan 2000, the Altron 1991 Stock Option Plan (ISO plan), the Hadco Corporation Non-Qualified Stock Option Plans (dated September 7, 1990 and November 5, 1995), and the SCI Non Qualified Stock Option Plan. Subject to the terms and conditions of the Exchange Offer, the Company granted new options under the Company's 1999 Stock Plan to purchase an aggregate of 17,785,751 shares of its common stock in exchange for the options tendered and accepted pursuant to the Exchange Offer. Approximately $5.7 million of unamortized expense related to the cancelled options and approximately $11.3 million of incremental cost related to the Exchange Offer is being recognized over a three year vesting period. Assumptions used to estimate the fair value of the outstanding options tendered were as follows:

	Pre-Exchange	Post-Exchange
Domestic Exchange
Volatility	34.7%-51.5%	48.7%
Risk-free interest rate	4.55%-5.07%	4.55%
Dividend yield	0%	0%
Expected life of options	0.5-5.5 years	5.0 years
International Exchange
Volatility	52.5%-57.0%	53.8%
Risk-free interest rate	4.44%-4.65%	4.54%
Dividend yield	0%	0%
Expected life of options	0.5-4.9 years	4.5 years

        A summary of stock option activity under the plans for the years ended September 29, 2007, September 30, 2006 and October 1, 2005 is as follows:

Summary Details for Plan Share Options

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
Outstanding, October 2, 2004	56,078,307	9.45
Granted	8,825,023	6.42
Exercised	(1,341,900)	3.53
Cancelled/Forfeited/Expired	(7,091,073)	10.72

Outstanding, October 1, 2005	56,470,357	8.96	6.54	4,108,148

Exercisable, October 1, 2005	53,811,115	9.19	6.49	3,437,315
Granted	7,419,000	4.10
Exercised	(2,347,027)	3.25
Cancelled/Forfeited/Expired	(10,828,576)	9.13

Outstanding, September 30, 2006	50,713,754	8.47	6.22	458,342

Exercisable, September 30, 2006	43,818,552	9.16	5.77	338,150
Granted	24,641,294	3.35
Exercised	(967)	3.52
Cancelled/Forfeited/Expired	(32,320,377)	7.73

Outstanding, September 29, 2007	43,033,704	6.10	7.50	28,921

Vested and expected to vest, September 29, 2007	37,770,243	6.48	7.21	23,972
Exercisable, September 29, 2007	18,438,096	9.72	4.77	5,795

        The weighted-average grant date fair value of stock options granted during the year ended September 29, 2007 was $0.99. The weighted-average grant date fair value of stock options granted during the years ended September 30, 2006 and October 1, 2005 was $2.56 and $3.96, respectively. The total intrinsic value of stock options exercised during the year ended September 29, 2007, September 30, 2006 and October 1, 2005 was $0, $2.8 million and $4.0 million, respectively. The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value of in-the-money options based on the Company's closing stock price of $2.12 as of September 29, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 29, 2007 was 134,770 and the weighted average exercise price was $2.08.

        At September 29, 2007, an aggregate of 62.5 million shares were authorized for future issuance under our stock plans, which covers stock options, employee stock purchase plan and restricted stock awards. A total of 12.1 million shares of common stock were available for grant under our stock plans as of September 29, 2007. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

        As of September 29, 2007, there was $40.7 million of total unrecognized compensation expense related to stock options. These expenses are expected to be recognized over a weighted average period of 4.54 years.

        In fiscal 2006, a one-time, non-cash benefit of approximately $0.3 million for estimated future forfeitures of stock options previously expensed was recorded as of the SFAS No. 123R implementation date and reported as a cumulative effect of accounting changes, net of tax. Pursuant to APB No. 25, stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

Restricted Stock Awards

        The Company grants awards of restricted stock to executive officers, directors and certain management employees. These awards vest over periods ranging from one to four years. In fiscal 2007, based on updated forfeiture information, the Company divided the restricted stock awards into three separate groups. Each group of restricted stock awards has its own estimated forfeiture rate which is based on historical information and management's future expections. Compensation expense associated with these awards is recognized ratably over the vesting period.

        During fiscal 2007, the Company revised its estimated forfeiture rate. As a result, stock-based compensation expense increased from approximately $2.6 million in 2006 to approximately $12.0 million in 2007. Compensation expense for 2005 was approximately $9.5 million.

        No restricted stock awards were granted during the year ended September 29, 2007. There were 103,698 and 260,061 restricted stock awards granted during the years ended September 30, 2006 and October 1, 2005, respectively. The weighted-average grant date fair value of the restricted stock awards granted during the years ended September 30, 2006 and October 1, 2005 was $3.90 and $5.79, respectively. At September 29, 2007, unrecognized compensation expense related to restricted stock awards was approximately $693,000, which is expected to be recognized in fiscal 2008.

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

        A summary of activities related to the Company's nonvested restricted shares for the years ended September 29, 2007, September 30, 2006 and October 1, 2005 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value ($)
Nonvested at October 2, 2004	3,837,231	11.64
Granted	260,061	5.79
Vested	—	—
Forfeited	(252,000)	11.26

Nonvested at October 1, 2005	3,845,292	11.27
Granted	103,698	3.90
Vested	—	—
Forfeited	(910,500)	10.65

Nonvested at September 30, 2006	3,038,490	10.43
Granted	—	—
Vested	(136,929)	6.17
Forfeited	(215,000)	11.67

Nonvested at September 29, 2007	2,686,561	10.54

Restricted Stock Units

        During fiscal 2006, the Company began issuing restricted stock units to executive officers, directors and certain management employees. These awards vest over periods ranging from one to four years. The units are automatically exchanged for shares at the vesting date. Compensation expense associated with these awards is recognized ratably over the vesting period.

        Compensation expense for the years ended September 29, 2007 and September 30, 2006 was $4.5 million and $489,000, respectively.

        There were 5,281,459 restricted stock units granted during the year ended September 29, 2007 and 1,612,250 restricted stock units granted during the year ended September 30, 2006. The weighted-average grant date fair value of the restricted stock awards granted during the years ended September 29, 2007 and September 30, 2006 was $3.46 and $4.79, respectively. At September 29, 2007, unrecognized expense related to restricted stock units was approximately $16.1 million. These expenses are expected to be recognized over a weighted average period of 1.84 years. The number of shares granted, but unreleased, was approximately 6.1 million as of September 29, 2007.

        A summary of the Company's nonvested restricted share units for the year ended September 29, 2007 is as follows:

	Number of Shares	Weighted- Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic ($)
Non vested restricted stock units at October 1, 2005	—	—	—	—
Granted	1,612,250	4.79
Vested	—	—
Cancelled	(85,750)	4.72

Non vested restricted stock units at September 30, 2006	1,526,500	4.79	3.54	5,709,110

Granted	5,281,459	3.46
Vested	(81,669)	3.91
Cancelled	(671,000)	4.18

Non vested restricted stock units at September 29, 2007	6,055,290	3.71	1.84	12,837,215

Non vested restricted stock units expected to vest at September 29, 2007	4,892,573	3.71	1.84	10,372,255

Performance Restricted Share Plan

        In fiscal 2006, the Company's Compensation Committee approved the issuance of approximately 2.5 million performance restricted units at a weighted-average grant date fair value of $4.02 per unit to selected executives and other key employees. The units are automatically exchanged for vested shares when certain performance targets are met.

        The Company did not recognize compensation expense for the performance restricted shares for the years ended September 29, 2007 and September 30, 2006 since the Company did not meet the prescribed performance levels. This resulted in the forfeiture of approximately 750,000 performance restricted units in fiscal 2007 and approximately 597,375 performance restricted units in fiscal 2006. As of September 29, 2007, total unrecognized compensation expense to be recognized over the remaining one year vesting term would be approximately $4.4 million, assuming performance targets are achieved.

Employee Stock Purchase Plan

        In fiscal 2003, the Board of Directors and stockholders of the Company approved the 2003 Employee Stock Purchase Plan (the "2003 ESPP"). Under the 2003 ESPP, employees may purchase, on a periodic basis, a limited number of shares of common stock through payroll deductions over a six-month period. The per share purchase price is 85% of the fair market value of the stock at the beginning or end of the offering period, whichever is lower. As of September 29, 2007, approximately 133,231 shares are available for issuance under the 2003 ESPP.

        The Company treated the Employee Stock Purchase Plan as a compensatory plan and recorded compensation expense of approximately $4.2 million for the year ended September 30, 2006 in accordance with SFAS No. 123R. The Employee Stock Purchase Plan was suspended at the beginning of 2007. The Company plans to re-activate the ESPP in the future. The Company did not record compensation expense for the ESPP during the fiscal 2007.

        Assumptions used to estimate the fair value of stock purchase rights for the years ended September 30, 2006 and October 1, 2005 are as follows:

	Year Ended
	September 30, 2006	October 1, 2005
Volatility	51.0%	59.0%
Risk-free interest rate	4.75%	3.78%
Dividend yield	0%	0%
Expected life	0.75 years	0.75 years

Pro Forma Information under SFAS No. 123 for Periods Prior to Fiscal 2006

        If compensation expense for the Company's various equity compensation plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123, the Company's pro forma net loss and basic and diluted net loss per common share for stock options granted prior to the adoption of SFAS No. 123R would have been as follows:

Year Ended October 1, 2005
(in thousands, except per share data)
Net loss:
As reported	$(1,033,946)
Stock-based employee compensation expense included in reported net loss, net of tax	54,810
Stock-based employee compensation expense determined under fair value method, net of tax	(134,214)

Pro forma net loss	$(1,113,350)

Basic net loss per share:
As reported	$(1.99)
Pro forma	$(2.14)
Diluted net loss per share:
As reported	$(1.99)
Pro forma	$(2.14)

        The Company used the accelerated method of FIN No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans", to recognize compensation expense for the year ended October 1, 2005.

        On May 2, 2005 and September 30, 2005, respectively, our Board of Directors approved the acceleration of vesting of "underwater" unvested stock options held by approximately 4,500 and 4,400 employees, executive officers and non-employee directors, respectively. This approval was based on the recommendation of the Compensation Committee of the Board of Directors. A stock option was considered "underwater" on May 2, 2005 and September 30, 2005 if the option exercise price was greater than $7.00 for grant dates prior to November 2, 2004 and $5.00 per share for grant dates prior to April 1, 2005, respectively. The closing stock price at the dates the accelerations were approved by the Company's Board of Directors were $4.00 and $4.29, respectively. The total number of options accelerated was approximately 22 million. The Compensation Committee, which consists entirely of independent directors, as well as the independent directors on the full Board of Directors, unanimously approved the acceleration of vesting of underwater stock options including those underwater stock options held by the Chief Executive Officer and the other executive officers of the Company. These actions were taken in accordance with the applicable provisions of all of the Company's stock option plans.

        The decision to accelerate vesting of these underwater stock options was made primarily to minimize compensation expense to be recognized in future financial statements upon the adoption of SFAS No. 123R (revised 2004), "Share-Based Payment", because the Company believes underwater stock options may not be offering the affected employees sufficient incentive compared to the potential future compensation expense that would have been attributable to these stock options. As the exercise price of all the stock options affected was greater than their fair market price on the date of vesting acceleration, there was no impact under APB 25 on our Consolidated Statements of Operations, except for the recognition of $21.8 million of stock-based compensation previously determined in accordance with APB No. 25. The amount of compensation expense that would have been recognized based on the Company's implementation of SFAS 123R was approximately $26.4 million, $13.5 million, and $6.3 million for fiscal 2006, 2007, and 2008, respectively. As the options were accelerated to vest immediately, an additional stock-based compensation expense of approximately $78.5 million, which represented the unamortized cost of accelerated unvested options, was recognized in the pro forma statements of operations for the year ended October 1, 2005.

Note 10. Debt

        Long-term debt consists of the following:

	As of
	September 29, 2007	September 30, 2006
	(In thousands)
$300 Million Senior Floating Rate Notes due 2010	$300,000	$—
$300 Million Senior Floating Rate Notes due 2014	300,000	—
8.125% Senior Subordinated Notes due 2016	600,000	600,000
6.75% Senior Subordinated Notes due 2013	400,000	400,000
3% Convertible Subordinated Notes due 2007	—	524,210
Revolving Credit Agreement	—	100,000
Interest Rate Swaps	(11,928)	(17,098)

Total	1,588,072	1,607,112
Less: current portion	—	(100,000)

Total long-term debt	$1,588,072	$1,507,112

        Senior Floating Rate Notes.    On June 12, 2007, the Company issued $300 million aggregate principal amount of Senior Floating Rate Notes due 2010 (the "2010 Notes") and $300 million aggregate principal amount of Senior Floating Rate Notes due 2014 (the "2014 Notes"). The Notes accrue interest at a rate per annum, reset quarterly, equal to the three-month LIBOR plus 2.75%, which is payable in cash quarterly in arrears on March 15, June 15, September 15 and December 15, beginning on September 15, 2007. The 2010 Notes will mature on June 15, 2010 and the 2014 Notes will mature on June 15, 2014. The Company incurred debt issuance costs of $12.0 million which are included in other non-current assets and are being amortized using the effective interest method over the life of the debt as interest expense.

        The Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company's existing and future senior unsecured debt. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by substantially all of the Company's domestic guarantor subsidiaries. The Company may redeem the 2010 Notes, in whole or in part, at any time, at par plus accrued and unpaid interest up to, but excluding, the redemption date. At any time prior to June 15, 2008, the Company may redeem up to 35% of the 2014 Notes with the proceeds of certain equity offerings at a redemption price equal to 100% of the principal amount of the 2014 Notes, plus a premium equal to the then-current interest rate, plus accrued and unpaid interest up to, but excluding, the redemption date. The Company may redeem the 2014 Notes, in whole or in part, beginning on June 15, 2008, at redemption prices ranging from 100% to 102% of the principal amount of the 2014 Notes, plus accrued and unpaid interest up to, but excluding, the redemption date, with the actual redemption price to be determined based on the date of redemption. Following a change of control, as defined in the indentures, the Company will be required to make an offer to repurchase all or any portion of the Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest up to, but excluding, the date of repurchase.

        The indentures for the Notes include certain customary covenants that limit the ability of the Company and its guarantor subsidiaries to, among other things:

  •
  incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations;

  •
  create specified liens;

  •
  sell assets;

  •
  create or permit restrictions on the ability of the Company's restricted subsidiaries to pay dividends or make other distributions to the Company;

  •
  engage in transactions with affiliates; and

  •
  consolidate or merge with or into other companies or sell all or substantially all of the Company's assets.

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

        The Company entered into interest rate swaps to hedge its long-term interest rate exposures resulting from certain of its outstanding debt obligations. On June 12, 2007, the Company entered into interest rate swap transactions with independent third parties related to the 2014 Notes pursuant to which it paid the third parties a fixed rate and received a floating rate from the third parties. The interest rate swaps had a total notional amount of $300.0 million and were designated as cash flow hedges. Under the swap agreements, the Company paid a fixed rate of 5.594% in exchange for a three month LIBOR rate on the swaps. These swap agreements effectively fix the interest rate on the Company's 2014 Notes at 8.344% through 2014.

        8.125% Senior Subordinated Notes.    On February 15, 2006, the Company issued $600 million aggregate principal amount of 8.125% Senior Subordinated Notes due 2016 (the "8.125% Notes"). Interest is payable on the 8.125% Notes on March 1 and September 1 of each year, beginning on September 1, 2006. The maturity date of the 8.125% Notes is March 1, 2016. Debt issuance costs are included in other non-current assets and amortized using the effective-interest method over the life of the debt as interest expense. As of September 29, 2007, $16.2 million of unamortized cost is included in other non-current assets. The 8.125% Notes are unsecured and subordinated in right of payment to all of the Company's existing and future senior debt, as defined in the indenture under which the 8.125% Notes were issued.

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

        The indenture for the 8.125% Notes includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; create specified liens; sell assets; create or permit restrictions on the ability of the Company's restricted subsidiaries to pay dividends or make other distributions to the Company; engage in transactions with affiliates; incur layered debt; and consolidate or merge with or into other companies or sell all or substantially all of the Company's assets. The restrictive covenants are subject to a number of important exceptions and qualifications set forth in the indenture for the 8.125% Notes.

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

        On January 3, 2007, the Company and U.S. Bank National Association, as trustee, entered into a supplemental indenture to the indenture under which the Company's 8.125% Senior Subordinated Notes due 2016 were issued. As permitted by the indenture, the supplemental indenture released each of the notes guarantors from its respective obligations under its notes guarantee and the indenture.

        6.75% Senior Subordinated Notes.    On February 24, 2005, the Company issued $400 million aggregate principal amount of its 6.75% Senior Subordinated Notes due 2013 (the "6.75% Notes"). Interest is payable on the 6.75% Notes on March 1 and September 1 of each year, beginning on September 1, 2005. The maturity date of the 6.75% Notes is March 1, 2013. In June 2005, the Company completed an exchange offer pursuant to which substantially all of the 6.75% Notes were exchanged for notes registered under the Securities Act of 1933. These notes evidence the same debt as the original 6.75% Notes and are issued and entitled to the benefits of the same indenture that governs the original the 6.75% Notes except that they are not subject to transfer restrictions. The Company also entered into interest rate swap agreements with four independent swap counterparties to hedge our interest rate exposures related to the 6.75% Notes. The swap agreements, with an aggregate notional amount of $400 million and expire in 2013, effectively convert the fixed interest rate obligation to a variable rate obligation and are accounted for as fair value hedges under SFAS No. 133 but are exempt from periodic assessment of hedge effectiveness under Paragraph 68 of SFAS No. 133. Under the terms of the swap agreements, the Company pays the independent swap counterparties an interest rate equal to the six-month LIBOR rate plus a spread ranging from 2.214% to 2.250%. In exchange, the Company receives a fixed rate of 6.75%.

        The 6.75% Notes are unsecured and subordinated in right of payment to all of the Company's existing and future senior debt as defined in the 6.75% Notes indenture. The Company may redeem the 6.75% Notes, in whole or in part, at any time prior to March 1, 2009, at a redemption price that is equal to the sum of (1) the principal amount of the 6.75% Notes to be redeemed, (2) accrued and unpaid interest to, but excluding, the redemption date on those 6.75% Notes and (3) a make-whole premium calculated in the manner specified in the 6.75% Notes indenture. The Company may redeem the 6.75% Notes, in whole or in part, beginning on March 1, 2009, at declining redemption prices ranging from 103.375% to 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, with the actual redemption price to be determined based on the date of redemption. At any time prior to March 1, 2008, the Company may redeem up to 35% of the 6.75% Notes with the proceeds of certain equity offerings at a redemption price equal to 106.75% of the principal amount of the 6.75% Notes, plus accrued and unpaid interest to, but excluding, the redemption date, so long as after giving effect to any such redemption, at least 65% of the aggregate principal amount of the 6.75% Notes remains outstanding.

        Following a change of control, as defined in the 6.75% Notes indenture, the Company will be required to make an offer to repurchase all or any portion of the 6.75% Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.

        The indenture for the 6.75% Notes includes covenants that limit the Company's ability and the ability of its restricted subsidiaries to, among other things: incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; create specified liens; sell assets; create or permit restrictions on the ability of its restricted subsidiaries to pay dividends or make other distributions to us; engage in transactions with affiliates; incur layered debt; and consolidate or merge with or into other companies or sell all or substantially all of its assets. The restricted covenants are subject to a number of important exceptions and qualifications set forth in the 6.75% Notes indenture.

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

        On January 3, 2007, the Company and U.S. Bank National Association, as trustee, entered into a supplemental indenture to the indenture under which the Company's 6.75% Notes were issued. As permitted by the indenture, the supplemental indenture released each of the note's guarantors from its respective obligations under its notes guarantee and the indenture.

        3% Convertible Subordinated Notes due 2007.    In March 2000, SCI issued $575.0 million aggregate principal amount of 3% Convertible Subordinated Notes due March 15, 2007, or 3% Notes. On October 13, 2006, SCI Systems, Inc., one of the Company's wholly-owned subsidiaries ("SCI Systems"), initiated, in accordance with the terms thereof, the satisfaction and discharge of the indenture, dated as of March 15, 2000, by and between SCI Systems and the Bank of New York Trust Company, National Association, as trustee, pursuant to which SCI Systems issued its 3% Notes due 2007. As a result, $532.9 million in cash was deposited with the trustee which represented a portion of the proceeds obtained from the Senior Unsecured Term Loan entered into on October 13, 2006 and was equal to the principal and interest due on the 3% Notes at maturity on March 15, 2007. Restricted cash of $532.9 million was released by the trustee to pay the bondholders upon maturity of the 3% Notes on March 15, 2007. Accordingly, as of September 29, 2007, the 3% Notes were fully satisfied and discharged.

        Senior Unsecured Term Loan.    On October 13, 2006, the Company entered into a Credit and Guaranty Agreement (the "Term Loan Agreement") providing for a $600.0 million senior unsecured term loan which matures on January 31, 2008. The Company drew down the $600.0 million term loan simultaneously with the closing of the transaction.

        On June 12, 2007, the Company used the net proceeds of $588 million from the sale of the Senior Floating Rate Notes discussed above, together with cash on hand, to repay in full the principal amount and accrued interest on its existing Senior Unsecured Term Loan. The Company recorded a loss on extinguishment of debt of approximately $3.2 million relating to unamortized debt issuance costs. As of September 29, 2007, no obligation remains and the Term Loan Agreement was fully paid and terminated.

        Senior Credit Facility.    On October 26, 2004, the Company entered into a Credit and Guaranty Agreement (the "Original Credit Agreement") providing for a $500 million senior secured revolving credit facility with a $150 million letter of credit sub-limit. The senior secured revolving credit facility provided for a maturity date of October 26, 2007. The Company entered into an Amended and Restated Credit and Guaranty Agreement, dated as of December 16, 2005, among the Company, certain of its subsidiaries, as guarantors, and the lenders that are parties thereto from time to time (the "Restated Credit Agreement"). The Restated Credit Agreement amended and restated the Original Credit Agreement among other things, to:

  •
  extend the maturity date from October 26, 2007 to December 16, 2008;

  •
  amend the leverage ratio;

  •
  permit the Company and the guarantors to sell domestic receivables pursuant to factoring or similar arrangements if certain conditions are met; and

  •
  revise the collateral release provisions.

        All of the Company's existing and future domestic subsidiaries guaranty the obligations under the Restated Credit Agreement, subject to some limited exceptions. The Company's obligations and the obligations of its subsidiaries under the credit facility are secured by: substantially all of the assets of its United States subsidiaries located in the United States; a pledge of all capital stock of substantially all of its United States subsidiaries; a pledge of 65% of the capital stock of certain of its and its United States subsidiaries' first-tier foreign subsidiaries; and mortgages on certain domestic real estate.

        The Restated Credit Agreement requires the Company to comply with a fixed charge coverage ratio and a ratio of total debt to earnings before income tax, depreciation and amortization ("EBITDA"). Additionally, the credit facility contains numerous affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the credit facility contains negative covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make acquisitions, make certain restricted payments, sell assets and enter into sale and lease back transactions. The events of default under the credit facility include payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events.

        If at any time the aggregate face amount of receivables sold by the Company and the guarantors, together with any outstanding amounts, exceeds the thresholds set forth in the Restated Credit Agreement, the revolving credit commitments for purposes of making loans and issuing letters of credit will be zero.

        On October 13, 2006, the Company and the required lenders entered into an amendment for its Restated Credit Agreement to permit the Company to enter into the Senior Unsecured Term Loan described above. The amendment also revised the collateral release provision under the Restated Credit Agreement such that collateral (other than stock pledges and other collateral the Company requests not to be released) will be released at such time as specified conditions are met, including that the Company has repaid in full the outstanding amount under the Senior Unsecured Term Loan and its credit ratings meet specified thresholds. If following the release of any portion of the collateral pursuant to the provisions of the credit agreement described above, the Company's credit ratings fall below specified thresholds, then the Company is required to take such actions as are necessary to grant and perfect a security interest in the assets and properties that would at that time comprise the collateral if the relevant collateral documents were still in effect.

        On December 29, 2006, the Company entered into an amendment and waiver to the Restated Credit Agreement. Among other things, this amendment amended the minimum required levels for both financial covenants and certain related definitions. Fees paid in connection with the amendment and waiver were immaterial and are being amortized over the remaining term of the agreement.

        On June 5, 2007, the Company entered into an amendment to its Amended and Restated Credit and Guaranty Agreement dated as of December 16, 2005, to permit the Company to incur the indebtedness resulting from the issuance of the Senior Floating Rate Notes discussed above. In addition, the Amendment amended the required levels for the fixed charge coverage ratio and leverage ratio. Fees paid in connection with the amendment were immaterial and are being amortized over the remaining term of the agreement.

        As of September 29, 2007, there was no balance outstanding under the $500 million Restated Credit Agreement. Additionally, the Company pays a commitment fee of 0.35% per annum on the unused portion of the credit facility.

        The Company is in compliance with its covenants for the above debt instruments as of September 29, 2007.

        Maturities of long-term debt as of September 29, 2007 are as follows:

Fiscal Year Ending	(In thousands)
2008	$—
2009	—
2010	300,000
2011	—
2012	—
Thereafter	1,288,072

Total	$1,588,072

Note 11. Sales of Accounts Receivable

        Certain of the Company's subsidiaries have entered into agreements that permit them to sell specified accounts receivable. The purchase price for receivables sold under these agreements ranges from 95% to 100% of the face amount less a discount charge (based on LIBOR plus a percentage ranging from 0.4% to 1.5%) for the period from the date the receivable is sold to its collection date. Accounts receivable sales under these agreements were $1.8 billion during fiscal 2007. These agreements do not violate any restrictions under our debt covenants. The sold receivables are subject to certain limited recourse provisions. In accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability" as amended by SFAS No. 156, "Accounting for Servicing of Financial Assets an Amendment of FASB Statement No. 140," accounts receivable sold are removed from the Company's Consolidated Balance Sheets and reflected as cash provided by operating activities in the Consolidated Statements of Cash Flows. As of September 29, 2007, $294.7 million of sold accounts receivable remain subject to certain recourse provisions. The Company has not experienced any credit losses under these recourse provisions. Discount charges recorded during fiscal 2007, 2006 and 2005 were $8.4 million, $5.5 million and $0.4 million, respectively.

Discount charges are recorded in selling, general and administrative expenses on the Company's Consolidated Statements of Operations.

        As part of the sale of accounts receivables, the Company had a retained ownership interest (i.e., 100% of the receivable face amount sold less the purchase price) of $9.6 million and $10.4 million at September 29, 2007 and September 30, 2006, respectively. The retained interest was included in prepaid and other current assets.

Note 12. Accrued Liabilities

        Accrued liabilities consisted of the following:

	As of
	September 29, 2007	September 30, 2006
	(In thousands)
Income taxes payable and deferred tax liabilities	$47,886	$55,262
Restructuring accrual	16,931	37,285
Other taxes payable	29,687	576
Warranty reserve	23,094	16,442
Other	86,343	113,833

Total accrued liabilities	$203,941	$223,398

        Warranty Reserve.    The following tables summarize the warranty reserve balance:

Balance as of September 30, 2006	Additions to Accrual	Accrual Utilized	Balance as of September 29, 2007
(In thousands)
$16,442	$26,323	$(19,671)	$23,094

Balance as of October 1, 2005	Additions to Accrual	Accrual Utilized	Balance as of September 30, 2006
(In thousands)
$20,867	$10,479	$(14,904)	$16,442

Note 13. Commitments and Contingencies

        Operating Leases.    We lease certain of our facilities and various equipment under non-cancelable operating leases expiring at various dates through 2035. Sanmina-SCI is responsible for utilities, maintenance, insurance and property taxes under the leases. Future minimum lease payments, net of sublease income, under operating leases are as follows:

Fiscal Year Ending	(In thousands)
2008	$27,971
2009	13,688
2010	10,412
2011	6,360
2012	4,270
Thereafter	16,821

Total	$79,522

        Rent expense, net of sublease income, under operating leases was approximately $37.1 million, $30.8 million and $42.3 million for the years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively.

        Environmental Matters.    Primarily as a result of certain of our acquisitions, Sanmina-SCI has exposures associated with environmental contamination at certain facilities. These exposures include ongoing investigation and remediation activities at a number of sites.

        We use an environmental consultant to assist in evaluating the environmental costs of the companies that we acquire as well as those associated with our ongoing operations, site contamination issues and historical disposal activities, in order to establish appropriate accruals in the Company's Consolidated Financial Statements. As of September 29, 2007 and September 30, 2006, respectively, the Company has accrued $17.6 million and $16.9 million for such environmental liabilities, which is recorded in other long-term liabilities in the Consolidated Balance Sheets. During fiscal 2006, the Company accrued $5.3 million of asset retirement obligations in connection with the adoption of FIN No. 47, "Accounting for Conditional Asset Retirement Obligations an Interpretation of FASB Statement No. 143", of which $2.9 million was recorded as a cumulative effect of accounting changes, net of tax.

        Litigation and other contingencies.    The Company is involved in a shareholder derivative action, and has received a subpoena from the U.S. Attorney's office and a formal order of investigation from the Securities and Exchange Commission ("SEC") in connection with certain historical stock option grants. The Company cannot predict what effect these matters may have. Refer to "Item 3—Legal Proceedings".

        From time to time, we are a party to litigation and other contingencies, including examinations by taxing authorities, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with SFAS No. 5, "Accounting for Contingencies". We believe that the resolution of such litigation and other contingencies will not materially harm our business, financial condition or results of operations.

Note 14. Employee Benefit Plans

        The Company has various defined contribution retirement plans that cover the majority of its employees. These retirement plans permit participants to elect to have contributions made to the retirement plans in the form of reductions in salary. Under the Sanmina-SCI retirement plans, the Company matches a portion of employee contributions. Amounts contributed by the Company were approximately $10.2 million, $10.5 million, and $10.3 million during the fiscal years ended September 29, 2007, September 30, 2006, and October 1, 2005, respectively.

        The Company sponsors a deferred compensation plan for non-employee members of its board of directors. The plan allows eligible Sanmina-SCI outside directors to defer payment of all or part of the compensation payable to them for serving as Directors of Sanmina-SCI. Deferrals under this plan for the years ended September 29, 2007, September 30, 2006 and October 1, 2005, were $261,000, $83,000 and $45,000, respectively.

        On January 1, 2003, the Company adopted a deferred compensation plan for eligible employees. The plan allows eligible employees to defer payment of part of their compensation. Deferrals under this plan for the years ended September 29, 2007, September 30, 2006 and October 1, 2005, were $1.6 million, $2.1 million and $2.2 million, respectively. These amounts are reflected in other long-term liabilities in the Consolidated Balance Sheets.

        Effective fiscal 2007, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132R", which requires that the funded status of defined benefit postretirement plans be recognized on the Company's Consolidated Balance Sheets, and changes in the funded status be reflected in the Company's Statements of Comprehensive Loss. SFAS No. 158 also requires the measurement date of the plan's funded status to be the same as the Company's fiscal year end. This standard eliminates the requirement for Additional Minimum Liability (AML) under SFAS No. 87. The adoption of SFAS No. 158 as of September 29, 2007, did not have a material impact to the Company's financial statements.

        SCI Systems had defined benefit pension plans covering substantially all employees in the United States and Brockville, Ontario, Canada. These plans generally provide pension benefits that are based on compensation levels and years of service. Annual contributions to the plans are made according to the established laws and regulations of the applicable countries, and were funded annually at amounts that approximate the maximum deductible for income taxes. As a result of the merger between Sanmina Corporation and SCI Systems in December 2001, these plans were frozen. Sanmina Corporation did not have a defined benefit retirement plan; therefore, the merger resulted in a plan curtailment as described in SFAS No. 88. Defined benefits were calculated and frozen as of December 31, 2001. Employees who had not yet vested will continue to be credited with service until vesting occurs, but no additional benefits will accrue.

        In fiscal 2003, the Company terminated the Brockville, Canada Plan and the participants received benefits by either: (i) receiving distributions in fiscal 2004 and 2005 if they elected to receive cash, or (ii) having annuities purchased through an insurance company for participants who elected not to receive a cash distribution. In fiscal 2005, the Company settled with the Canadian government regarding the final amount due to plan participants. The final settlement was not material to the Consolidated Statement of Operations.

        The Company also provides defined benefit pension plans in certain other countries. The assumptions used for calculating the obligation for non-U.S. plans depend on the local economic environment.

        As of the end of fiscal 2007, fiscal 2006, and fiscal 2005, the changes in benefit obligations for the plans described above were as follows (in thousands):

	Fiscal 2007		Fiscal 2006		Fiscal 2005
Change in Benefit Obligations
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Beginning benefit obligation	$36,277	$26,491	$42,402	$26,615	$44,115	$19,181
Service cost	—	868	—	942	—	613
Interest cost	2,067	1,467	2,063	1,227	2,394	1,009
Actuarial (gain) / loss	1,955	(4,070)	(1,990)	(3,109)	4,326	5,776
Benefits paid	(6,713)	(831)	(6,198)	(410)	(8,433)	(64)
Others*	—	3,190	—	1,226	—	100

Ending benefit obligation	$33,586	$27,115	$36,277	$26,491	$42,402	$26,615

*
Primarily related to fluctuations in exchange rates between foreign currencies and the U.S. dollar

        Weighted-average actuarial assumptions used to determine benefit obligations for the plan were as follows:

	U.S. Pensions		Non-U.S. Pensions
	As of		As of
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Discount rate	6.0%	6.0%	5.3%	5.0%
Rate of compensation increases	—	—	1.9%	2.2%

        The Company evaluates these assumptions on a regular basis taking into consideration current market conditions and historical market data. The discount rate is used to state expected future cash flows at present value on the measurement date. This rate represents the market rate for high-quality fixed income investments. A lower discount rate would increase the present value of the benefit obligation. Other assumptions include demographic factors such as retirement, mortality, and turnover.

        As of the end of fiscal 2007, fiscal 2006, and fiscal 2005, the changes in plan assets and funded status for the plans described above were as follows (in thousands):

	Fiscal 2007		Fiscal 2006		Fiscal 2005
Change in Plan Assets
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Beginning fair value of plan assets	$26,820	$—	$22,825	$—	$28,032	$—
Actual return on plan asset	2,265	—	1,656	—	1,913	—
Employer contributions	5,070	831	8,537	410	1,313	64
Benefits paid	(6,713)	(831)	(6,198)	(410)	(8,433)	(64)

Ending fair value of plan assets	$27,442	$—	$26,820	$—	$22,825	$—

Under Funded Status at Year End	$6,144	$27,115	$9,457	$26,491	$19,577	$26,615

        Our weighted-average asset allocations by asset category for the U.S. plan were as follows:

	As of
	Target	September 29, 2007	September 30, 2006
Equity securities	50%	54%	53%
Debt securities	50%	46%	47%

Total	100%	100%	100%

        During fiscal 2007, the investment allocation consisted primarily of investments in equity instruments and bonds. In general, the investment strategy followed for all plans is designed to assure that the pension assets are available to pay benefits as they come due and minimize market risk. During fiscal 2007, the investment allocation consisted primarily of investments in the State Street Passive Bond Market Index and in the S&P 500 Index for the U.S. plan. The non-U.S. plans are managed consistent with regulations or market practice of the country where the assets are invested.

        The funded status of the plans, reconciled to the amount reported on the Consolidated Balance Sheets, is as follows (in thousands):

	As of September 29, 2007		As of September 30, 2006		As of October 1, 2005
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Under Funded Status at Year End	$6,144	$27,115	$9,457	$26,491	$19,577	$26,615
Unrecognized transition asset / (obligation)	—	(275)	—	(259)	—	—
Unrecognized net actuarial gain / (loss)	(7,474)	2,258	(7,794)	(778)	(11,513)	(4,695)

Net amount recognized in Consolidated Balance Sheet	$(1,330)	$29,098	$1,663	$25,454	$8,064	$21,920

Components of Net Amount Recognized in Consolidated Balance Sheet
Accrued benefit liability (current)	$—	$656	$—	$—	$—	$—
Liability for benefits (non-current)	6,144	26,459	9,457	26,491	19,577	26,615
Accumulated other comprehensive income	(7,474)	1,983	(7,794)	(1,037)	(11,513)	(4,695)

Net (asset) / liability recognized in Consolidated Balance Sheet	$(1,330)	$29,098	$1,663	$25,454	$8,064	$21,920

        The estimated amortization from accumulated other comprehensive income into net periodic benefit cost in fiscal 2008 is as follows (in thousands):

	Fiscal 2008
	U.S.	Non-U.S.
Amortization of actuarial (gain) / loss	$496	$(84)
Amortization of transition obligation	—	36

Total	$496	$(48)

        The accumulated benefit obligation for all defined benefit pension plans was $59.4 million and $61.4 million at September 29, 2007 and September 30, 2006, respectively.

        The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (in thousands):

	As of September 29, 2007		As of September 30, 2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$33,586	$27,115	$36,277	$26,491
Accumulated benefit obligation	$33,586	$25,850	$36,277	$25,094
Fair value of plan assets	$27,442	$—	$26,820	$—

        Components of net periodic benefit cost for the year ended were as follows (in thousands):

	September 2007		September 2006		September 2005
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$868	$—	$942	$—	$613
Interest cost	2,067	1,467	2,063	1,227	2,394	1,009
Return on plan asset	(2,029)	—	(1,842)	—	(2,038)	—
Settlement charge	1,391	—	1,198	—	2,122	—
Amortization of:
— Actuarial (gain)/ loss	647	(4)	717	153	514	1,082
— Transition obligation	—	36	—	34	—	—

Net periodic benefit cost	$2,076	$2,367	$2,136	$2,356	$2,992	$2,704

        Weighted-average assumptions used to determine benefit costs were as follows:

	U.S. Pensions		Non-U.S. Pensions
	As of		As of
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Discount rate	6.0%	5.3%	5.0%	4.3%
Expected return on plan assets	8.5%	8.5%	—%	—%
Rate of compensation increases	—%	—%	2.2%	2.0%

        The long-term rate of return on assets for the U.S. pension plans used in these calculations is assumed to be 8.5%. Several factors, including historical rates of returns, expectations of future returns and projected rates of return from investment managers are considered in developing the asset return assumptions for all plans.

        Estimated future benefit payments are as follows:

Pension Benefits September 29, 2007
(In thousands)
2008	$8,576
2009	$3,910
2010	$3,866
2011	$3,717
2012	$3,651
Years 2013 through 2017	$19,326

Note 15. Acquisitions

Fiscal 2007

        During fiscal 2007, Sanmina-SCI completed an acquisition that was not significant to the Company's consolidated results of operations and financial position. The aggregate cash purchase price for the acquisition was $4.2 million, net of cash acquired. The purchase price allocation for the above acquisition was based on management's estimate of the fair value of each of the tangible and intangible assets and liabilities acquired at the date of acquisition.

        Pro forma results of operations have not been presented for the fiscal 2007 acquisition because the effect was not material. There was no goodwill recognized related to the acquisition.

Fiscal 2006

        During fiscal 2006, Sanmina-SCI completed certain acquisitions that were not individually significant to the Company's consolidated results of operations and financial position. The aggregate cash purchase price for the acquisitions was $44.7 million, net of cash acquired. The purchase price allocations for the above acquisitions were based on management's estimate of the fair value of each of the tangible and intangible assets and liabilities acquired at the dates of acquisition.

        Pro forma results of operations have not been presented for the fiscal 2006 acquisitions because the effect of these acquisitions was not material either on an individual or aggregate basis. Goodwill recognized in these transactions was approximately $3.4 million. Goodwill is not deductible for tax purposes and was assigned to the Electronics Manufacturing Services reporting unit. A one-time charge of $2.6 million for in-process research and development was recognized in fiscal 2006.

Fiscal 2005

        On October 26, 2004, Sanmina-SCI completed the acquisition of 100% of the voting equity interest in Pentex-Schweizer Circuits Limited, or Pentex, a printed circuit board fabrication provider with operations in China and Singapore. The acquisition of Pentex provides Sanmina-SCI with manufacturing facilities to support its customers' requirements in this region and with the opportunity to leverage its vertical integration strategy. The total purchase price was approximately $77 million, paid in cash. The Company has finalized the allocation of the purchase price to the assets acquired, including goodwill and the liabilities assumed based on management's estimate of the fair value for purchase accounting purposes at the date of acquisition. The results of Pentex were included in the Company's Consolidated Statements of Operations from the date of acquisition.

        Pro forma results of operations have not been presented for the fiscal 2005 acquisitions because the effect of this acquisition was not material. Goodwill recognized in the above transaction was approximately $33 million and is not deductible for tax purposes. Goodwill was assigned to the Electronics Manufacturing Services reporting unit.

Note 16. Restructuring Costs

        Costs associated with restructuring activities, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112 when applicable. Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable in accordance with the Company's policy. For all other restructuring costs, a liability is recognized in accordance with SFAS No. 146 only when incurred. Costs associated with restructuring activities related to purchase business combinations are accounted for in accordance with EITF 95-3. Accrued restructuring costs are included in accrued liabilities in the Consolidated Balance Sheets.

        In November 2006, the Company announced three new restructuring initiatives:

  •
  The realignment of its original design manufacturing activities to focus on joint development;

  •
  The separation of its personal and business computing business and the evaluation of strategic alternatives to enhance its value; and

  •
  Other consolidation and facility closure actions.

        Below is a summary of restructuring activities initiated in fiscal 2007 as a result of facility closure actions and other consolidation efforts:

	Employee Termination / Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Fixed Assets or Redundant Fixed Assets
	Cash	Cash	Non-Cash	Total
	(In thousands)
Balance at September 30, 2006	$—	$—	$—	$—
Charges to operations	32,045	6,624	3,253	41,922
Charges utilized	(27,995)	(6,033)	(3,253)	(37,281)
Reversal of accrual	(129)	—	—	(129)

Balance at September 29, 2007	$3,921	591	—	$4,512

        During fiscal 2007, the Company closed or consolidated eight facilities and terminated approximately 2,400 employees. Also, during fiscal 2007 the Company recorded restructuring charges related to actions announced in prior years for employee termination benefits for approximately 5,500 employees. As of September 29, 2007, the Company's estimate of anticipated lease costs associated with facilities which were closed in connection with the Company's restructuring activities that were announced in fiscal 2007 was approximately $0.6 million. The Company expects to pay remaining facilities related restructuring liabilities through 2010.

        Below is a summary of restructuring activities announced in prior fiscal years:

		Leases and Facilities Shutdown and Consolidation Costs
	Employee Termination / Severance and Related Benefits		Impairment of Fixed Assets or Redundant Fixed Assets
		Cash
	Cash		Non-Cash	Total
	(In thousands)
Balance at October 2, 2004	$18,807	$18,732	$—	$37,539
Charges to operations	86,736	22,996	11,039	120,771
Charges utilized	(68,606)	(27,262)	(11,039)	(106,907)
Reversal of accrual	(2,508)	—	—	(2,508)

Balance at October 1, 2005	34,429	14,466	—	48,895
Charges to operations	97,226	16,964	24,029	138,219
Charges utilized	(97,323)	(21,166)	(24,029)	(142,518)
Reversal of accrual	(5,528)	(460)	—	(5,988)

Balance at September 30, 2006	28,804	9,804	—	38,608
Charges (recovery) to operations	3,455	9,434	(7,263)	5,626
Charges, recovery (utilized)	(21,659)	(10,962)	7,263	(25,358)
Reversal of accrual	(2,376)	(441)	—	(2,817)

Balance at September 29, 2007	$8,224	$7,835	$—	$16,059

        In fiscal 2006, the Company initiated the closure or consolidation of three facilities and recorded restructuring charges related to employee termination benefits for approximately 15,042 employees. During fiscal 2005, the Company initiated the closure or consolidation of seven facilities and recorded restructuring charges related to employee termination benefits for approximately 11,800 employees.

        As of September 29, 2007, the Company's estimate of anticipated lease costs associated with facilities which were closed in connection with the Company's restructuring activities that were announced in prior fiscal years was approximately $7.8 million. The Company expects to pay remaining facilities related restructuring liabilities through 2010.

        Total restructuring costs accrued as of September 29, 2007 were $20.6 million, of which $17.0 million was included in accrued liabilities and $3.6 million was included in other long-term liabilities on the Consolidated Balance Sheet.

        Reportable Segments.    The following table summarizes net restructuring costs incurred with respect to the Company's reportable segments:

	Fiscal Year Ended
	September 29, 2007	September 30, 2006	October 1, 2005	Total
	(In thousands)
Personal Computing	$2,995	$46,999	$41,674	$91,668
Electronic Manufacturing Services	41,607	85,231	74,571	201,409

Total	$44,602	$132,230	$116,245	$293,077

Cash	$48,779	$108,201	$107,423	$264,403
Non-cash	(4,177)	24,029	8,822	28,674

Total	$44,602	$132,230	$116,245	$293,077

        Cumulative restructuring costs per segment have not been disclosed as it is impractical to do so due to the realignment of our reporting units. The recognition of restructuring charges requires the Company to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activities, including estimating sublease income and the fair values, less selling costs, of property, plant and equipment to be disposed of. The Company's estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded.

Note 17. Stockholders' Equity

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

        On January 29, 1999, stockholders approved the adoption of Sanmina-SCI's 1999 Stock Plan (the "1999 Plan"). The 1999 Plan provides for the grant of incentive stock options, non-statutory stock options, and stock purchase rights to employees and other qualified individuals to purchase shares of Sanmina-SCI's common stock generally at amounts not less than 100% of the fair market value of the shares on the date of the grant.

        The 1995 Director Option Plan (the "Director Plan") provides for the automatic grant of stock options to outside directors of Sanmina-SCI or any subsidiary of Sanmina-SCI at amounts not less than 100% of the fair market value of the shares on the date of grant. The Director Plan has been terminated and the Company is no longer granting options under this plan.

        The 1996 Supplemental Stock Option Plan (the "Supplemental Plan") permits only the grant of non-statutory stock options and provides that options must have an exercise price at least equal to the fair market value of Sanmina-SCI's common stock on the date of the grant. Options under the

Supplemental Plan may be granted to employees and consultants, but not to executive officers and directors.

        The Sanmina-SCI Corporation Stock Option Plan 2000 (the "2000 Plan") provides for the grant of non-statutory stock options to employees of our subsidiaries in Sweden and Finland. The exercise price of options granted under the 2000 Plan can be less than fair market value per share, but shall not be less than the market value of a share on the day before the date on which invitations to apply for options were issued.

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

        Options vest as determined by the Compensation Committee of the Board of Directors and in no event may an option have a term exceeding ten years from the date of the grant. Stock option activity under Sanmina-SCI's option plans during fiscal years 2007, 2006 and 2005 is disclosed in Note 9 of the Notes to Consolidated Financial Statements—Stock-Based Compensation.

        The following table summarizes information regarding stock options outstanding under the Sanmina-SCI option plans at September 29, 2007:

Options Outstanding				Option Vested and Exercisable
Range of Weighted Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.63 — $2.12	568,020	8.78	$2.07	134,770	$2.08
$2.13 — $3.52	18,144,833	9.65	$3.26	177,169	$3.32
$3.53 — $3.72	4,750,708	9.45	$3.72	483,569	$3.72
$3.73 — $4.07	4,598,668	6.53	$4.03	3,143,368	$4.04
$4.08 — $7.43	4,480,232	5.81	$6.11	4,008,427	$6.32
$7.44 — $10.27	4,307,686	3.76	$8.81	4,307,236	$8.81
$10.28 — $18.99	5,113,486	4.29	$13.20	5,113,486	$13.20
$19.00 — $45.94	989,071	3.39	$29.55	989,071	$29.55
$45.95 — $48.26	81,000	3.01	$48.26	81,000	$48.26

$1.63 — $48.26	43,033,704	7.50	$6.10	18,438,096	$9.72

        The number of exercisable options and the weighted average exercise price as of September 30, 2006 and October 1, 2005 were 43,818,552 shares at $9.16 per share and 53,811,115 shares at $9.19 per share, respectively.

        Sanmina-SCI Employee Stock Purchase Plan.    In fiscal 2003, the Board of Directors and stockholders of the Company approved the 2003 Employee Stock Purchase Plan (the "2003 ESPP").

The total number of shares of common stock available to be issued under the 2003 ESPP is 9,000,000 shares. Under the 2003 ESPP, employees may purchase, on a periodic basis, a limited number of shares of common stock through payroll deductions over a six-month period. The per share purchase price is 85% of the fair market value of the stock at the beginning or end of the offering period, whichever is lower. As of September 29, 2007, 8,866,769 shares had been issued under the 2003 ESPP.

        Restricted Stock Awards.    The Company grants awards of restricted stock to executive officers, directors and certain management employees. These awards vest over periods ranging from one to four years.

        Restricted Stock Units.    In fiscal 2006, the Company began issuing restricted stock units to executive officers, directors and certain management employees. These awards vest over periods ranging from one to four years. The units are automatically exchanged for shares at the vesting date.

        Performance Restricted Stock Unit Plan.    In fiscal 2006, the Company's Compensation Committee approved the issuance of approximately 2.5 million performance restricted units at a weighted-average grant date fair value of $4.02 per unit to selected executives and other key employees. The units are automatically exchanged for vested shares when certain performance targets are met.

        Authorized Shares.    As of September 29, 2007, the Company has reserved the following shares of authorized but unissued common stock:

Stock option plans, including restricted stock units and awards	62,399,231
Employee stock purchase plan	133,231

62,532,462

        A total of 12,108,112 shares of common stock were available for grant under our stock option plans as of September 29, 2007.

Note 18. Income Taxes

        The domestic and foreign components of income (loss) before income taxes and cumulative effect of accounting changes are as follows:

	Year Ended
	September 29, 2007	September 30, 2006	October 1, 2005
	(In thousands)
Domestic	$(1,216,487)	$(244,773)	$(786,999)
Foreign	95,584	94,620	147,174

	$(1,120,903)	$(150,153)	$(639,825)

        The provision for (benefit from) income taxes consists of the following:

	Year Ended
	September 29, 2007	September 30, 2006	October 1, 2005
	(In thousands)
Federal
Current	$(3,131)	$(30,922)	$(6,898)
Deferred	—	—	272,716

	(3,131)	(30,922)	265,818

State
Current	(5,029)	—	(6,005)
Deferred	—	—	37,098

	(5,029)	—	31,093

Foreign
Current	25,547	17,207	21,710
Deferred	(3,633)	7,949	75,500

	21,914	25,156	97,210

Total provision for (benefit from) income taxes	$13,754	$(5,766)	$394,121

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of
	September 29, 2007	September 30, 2006
	(In thousands)
Deferred tax assets:
Reserves and accruals not currently deductible	$113,314	$117,377
U.S. net operating loss carryforwards	371,529	298,595
Foreign net operating loss carryforwards	217,793	195,523
Acquisition related intangibles	136,210	104,536
Depreciation differences and property, plant and equipment impairment reserves	51,716	23,144
Tax credit carryforwards	8,662	11,524
Unrealized losses on derivative financial instruments	4,491	1,789
Stock compensation expense	6,962	28,163
Other	7,380	7,618
Valuation allowance	(837,487)	(713,050)

Total deferred tax assets	$80,570	$75,219

Deferred tax liabilities:
Foreign earnings	$(66,499)	$(64,326)

Total deferred tax liabilities	$(66,499)	$(64,326)

Net deferred tax assets	$14,071	$10,893

Recorded as:
Current deferred tax assets	$17,464	$23,257
Current deferred tax liabilities	(2,347)	(5,668)
Non-current deferred tax assets	6,655	3,331
Non-current deferred tax liabilities	(7,701)	(10,027)

Net deferred tax assets	$14,071	$10,893

        The net non-current deferred tax liability for all periods presented is included in other long-term liabilities on the Consolidated Balance Sheet.

        During fiscal 2005, the Company recorded a valuation allowance against its deferred tax assets which primarily relate to U.S. operations. The Company recorded this valuation allowance after considering forecasts of income and other positive and negative evidence surrounding the realizability of its deferred tax assets in the U.S. and certain other jurisdictions, including the Company's continuous migration of certain operating activities from high-cost to low-cost regions. Although the Company has established a valuation allowance against the carrying value of certain deferred tax assets, the underlying net operating loss carry forwards would still be available to the Company to offset future taxable income in the U.S., subject to applicable tax laws and regulations. Because of continuing losses during fiscal 2007 and 2006 in the U.S. and certain other countries, management has determined that a valuation allowance of $837.5 million and $713.1 million is required with respect to deferred tax assets as of September 29, 2007 and September 30, 2006, respectively. Although realization is not assured, the Company believes that it is more likely than not that the remaining deferred tax assets will be realized. The amount of net deferred tax assets, however, could be reduced or increased in the future if actual facts, including estimates of future taxable income, differ from those estimates. The Company's valuation allowance increased $124.4 million and $99.1 million during the years ended September 29, 2007 and September 30, 2006, respectively.

        The Company has no present intention of remitting undistributed earnings of foreign subsidiaries aggregating approximately $687.5 million as of September 29, 2007, and, accordingly, no deferred tax liability has been established relative to these earnings. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

        The Company has cumulative net operating loss carryforwards for federal, state and foreign tax purposes of approximately $946 million, $862 million and $754 million, respectively, as of September 29, 2007. The net operating loss carryforwards began expiring in 2007. The Tax Reform Act of 1986 and similar state provisions impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" as defined in the Internal Revenue Code. The Company has determined that the utilization of the net operating losses that were recorded as part of the acquisition of Newisys Inc. will be subject to an annual limitation. As of September 29, 2007, the Company had approximately $20.7 million of federal net operating losses recorded from the acquisition and may utilize approximately $1.7 million of these net operating losses each year.

        The Company has been granted tax holidays for certain of its subsidiaries in Singapore, Malaysia, China and India. The tax benefit arising from these tax holidays was approximately $6.4 million ($0.01 per diluted share) for fiscal 2007, $8.9 million ($0.02 per diluted share) for fiscal 2006, and $7.4 million ($0.01 per diluted share) for fiscal 2005. The tax holiday in Singapore is scheduled to expire on September 30, 2007, excluding potential renewal. The tax holidays in the other countries expire through 2009, excluding potential renewals, and are subject to certain conditions with which the Company expects to comply.

        Following is a reconciliation of the statutory federal tax rate to the effective tax rate resulting from the computation of the provision for (benefit from) income taxes:

	As of
	September 29, 2007	September 30, 2006	October 1, 2005
Federal tax at statutory rate	(35.00)%	(35.00)%	(35.00)%
Non-deductible goodwill impairment	29.38	0.88	22.40
Change in valuation allowance	7.41	25.07	87.32
Deemed dividends	0.62	21.51	9.34
Audit settlement and related closing of statutes of limitation	—	(23.73)	—
State income taxes, net of federal benefit	(0.45)	(2.46)	(5.63)
Foreign loss at other than U.S. rates	(1.32)	(1.49)	(10.66)
Permanent items	0.36	9.58	—
Other	0.23	1.78	(6.17)

Provision for (benefit from) income taxes	1.23%	(3.84)%	61.60%

        The Company has established contingency reserves for income taxes in various jurisdictions. The amount of such reserves represents the Company's best estimate of probable loss. The Company periodically reassesses the amount of such reserves and adjusts reserve balances as necessary. During fiscal 2006, the Company received notification by the Congressional Joint Committee on Taxation of approval of its settlement with the U.S. Internal Revenue Service. The total adjustment to previously accrued income taxes as a result of the settlement and related closing of statutes of limitations was $105.6 million, of which $39.0 million was recorded as an income tax benefit to earnings and $66.6 million was recorded as a reduction of goodwill for pre-merger tax items associated with SCI Systems, a subsidiary of the Company. The impact on the Company's effective tax rate during fiscal 2006 was a benefit of 23.73%.

        Certain controlled foreign corporations ("CFCs") of the U.S. group had significant intercompany payable and receivable balances with various U.S. legal entities that were unsettled during fiscal 2006 and at the end of fiscal 2005. There were no material unsettled intercompany payable and receivable balances in 2007. Under U.S. tax rules, the gross intercompany payable balance of a U.S. legal entity owed to a foreign CFC constitutes an investment in U.S. property under Section 956 ("Section 956 property"), which is treated as a deemed dividend to the U.S. from the CFC and is taxable in the U.S. to the extent of the higher of the CFC's earnings or its Section 956 property. The inclusion of the deemed dividends in our U.S. taxable income increased our effective tax rate by 0.62%, 21.51% and 9.34% for the fiscal years ending 2007, 2006 and 2005, respectively.

Note 19. Business Segment, Geographic and Customer Information

        SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. The Company realigned its reporting structure in the third quarter of fiscal 2007 based on organizational changes within the Company and the different types of manufacturing services offered to its customers. As a result, the Company identified three operating segments: Electronic Manufacturing Services, Technology Components and Personal Computing. Under the aggregation provisions of SFAS No. 131, the Company has aggregated the Technology Components operating segment with the Electronic Manufacturing Services operating segment based on similar quantitative factors such as expected gross margins and similar type of manufacturing services performed. The Company continues to have two reportable segments—Electronic Manufacturing Services and Personal Computing.

        The following table presents information about reportable segments:

	Year Ended
	September 29, 2007	September 30, 2006	October 1, 2005
	(In thousands)
Net sales
Electronic Manufacturing Services	$7,205,063	$7,714,737	$7,721,043
Personal Computing	3,179,191	3,240,684	4,013,631

Total Sales	$10,384,254	$10,955,421	$11,734,674

Gross Profit
Electronic Manufacturing Services	$495,047	$568,312	$564,883
Personal Computing	58,166	53,424	65,299

Total Gross Profit	$553,213	$621,736	$630,182

Depreciation and amortization:
Electronic Manufacturing Services	$109,231	$124,917	$154,704
Personal Computing	7,963	13,680	23,620

Total	$117,194	$138,597	$178,324

Capital expenditures:
Electronic Manufacturing Services	$87,663	$137,815	$61,543
Personal Computing	695	1,380	13,006

Total	$88,358	$139,195	$74,549

        For the years ended September 29, 2007, September 30, 2006, and October 1, 2005, there were no inter-segment sales between Electronic Manufacturing Services and Personal Computing.

	As of
	September 29, 2007	September 30, 2006
Long-lived assets (excludes goodwill, intangibles and deferred tax assets):
Electronic Manufacturing Services	$605,999	$627,633
Personal Computing	40,159	51,531

Total	$646,158	$679,164

        The following summarizes financial information by geographic segment:

	Year Ended
	September 29, 2007	September 30, 2006	October 1, 2005
	(In thousands)
Net sales
Domestic	$2,497,481	$2,722,704	$2,787,710
International	7,886,773	8,232,717	8,946,964

Total	$10,384,254	$10,955,421	$11,734,674

Operating income (loss)
Domestic	$(1,113,465)	$(47,647)	$(647,110)
International	111,528	100,964	157,350

Total	$(1,001,937)	$53,317	$(489,760)

Depreciation and amortization:
Domestic	$42,096	$49,015	$71,176
International	75,098	89,582	107,148

Total	$117,194	$138,597	$178,324

Capital expenditures:
Domestic	$27,968	$31,410	$23,958
International	60,390	107,785	50,591

Total	$88,358	$139,195	$74,549

	As of
	September 29, 2007	September 30, 2006
	(In thousands)
Long-lived assets (excludes goodwill, intangibles and deferred tax assets):
Domestic	$219,180	$250,740
International	426,978	428,424

Total	$646,158	$679,164

        Revenues are attributable to the country in which the product is manufactured. For fiscal years 2007, 2006 and 2005, net sales attributable to three foreign countries, Mexico, Hungary and China, are material. Revenue generated from Mexican operations was approximately $2.6 billion for fiscal 2007, $2.8 billion for fiscal 2006 and $2.9 billion for fiscal 2005. Revenue generated from Hungarian operations was approximately $1.9 billion for fiscal 2007, $1.7 billion for fiscal 2006 and $1.8 billion for fiscal 2005. Revenue generated from Chinese operations was approximately $0.9 billion for fiscal 2007, $0.8 billion for fiscal 2006 and $0.5 billion for fiscal 2005. Long-lived assets related to the Company's operations in Mexico represented 20.3% and 19.6% of consolidated long-lived assets as of September 29, 2007 and September 30, 2006, respectively. Long-lived assets related to the Company's operations in China represented 12.3% and 11.0% of consolidated long-lived assets as of September 29, 2007 and September 30, 2006, respectively. No other foreign country's assets represented more than 10% of consolidated long-lived assets as of September 29, 2007 or September 30, 2006.

        A small number of customers generate a significant portion of the Company's net sales. During fiscal 2007, 2006 and 2005, sales to the Company's ten largest customers represented 61.5%, 60.8% and 63.9%, respectively, of consolidated net sales. In fiscal 2007, sales to the Company's three largest customers represented 11.6%, 11.2% and 11.1%, respectively, of net sales. In fiscal 2006, sales to the Company's three largest customers represented 12.8%, 10.5% and 10.0%, respectively, of net sales. In fiscal 2005, sales to the Company's largest customer represented 23.2% of net sales. No other customer in fiscal 2005 had sales greater than 10% of net sales.

Note 20. Other Income (Expense), Net

        Other income (expense), net was $23.7 million in fiscal 2007, $(16.5) million in fiscal 2006, and $(22.2) million in fiscal 2005. The following table summarizes the major components of other income (expense), net (in millions):

	Fiscal Year Ended
	September 29, 2007	September 30, 2006	October 1, 2005
Foreign exchange gains/(losses)	$2.0	$(3.9)	$(6.2)
Interest rate swap losses	—	(9.0)	(17.1)
Gain (loss) from fixed asset disposals and sale of business	19.0	0.6	(0.1)
Gain (loss) from investments	2.1	(2.8)	—
Other, net	0.6	(1.4)	1.2

Total other income (expense), net	$23.7	$(16.5)	$(22.2)

        The increase of other income (expense), net, from $(16.5) million in fiscal 2006 to $23.7 million in fiscal 2007 is primarily attributable to the recognition in fiscal 2007 of $16.5 million in gains from the sale of previously restructured manufacturing facilities and equipment and a $2.5 million gain from the sale of one of the Company's manufacturing operations. The aggregate sale price for the manufacturing operation sold was $22.0 million. In the second quarter of 2006, the Company terminated its interest rate swap upon redemption of the 10.375% Notes, and there was no similar interest rate swap loss during fiscal 2007.

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

Note 21. Cumulative Effect of Accounting Changes

        Upon adoption of SFAS No. 123R in the first quarter of fiscal 2006, we recognized a benefit on recovery of stock compensation expense of $4.8 million. With respect to the stock option restatement, the Company recorded an incremental benefit of $0.9 million related to the stock compensation adjustment. The total cumulative effect of accounting changes for estimated forfeitures for previously issued restricted stock and stock options in regards to the adoption of SFAS No. 123R was a benefit of $5.7 million during fiscal 2006.

        Additionally during fiscal 2006, the Company adopted FIN No. 47 for our asset retirement obligations of which a charge of $2.9 million was recorded as a cumulative effect adjustment in the fourth quarter of fiscal 2006.

        The combined effect of the above adjustments was a net benefit of $2.8 million to our Consolidated Statement of Operations for fiscal 2006.

Note 22. Subsequent Event

        On November 16, 2007, the Company announced that it plans to redeem $120.0 million in aggregate principal amount of its 2010 Notes on December 18, 2007. The aggregate principal amount of the 2010 Notes currently outstanding is $300.0 million. Upon redemption, holders of the 2010 Notes being redeemed will receive the principal amount of the 2010 Notes being redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date.

FINANCIAL STATEMENT SCHEDULE

        The financial statement Schedule II—VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SANMINA-SCI CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged (Credited) to Operations	Charges Utilized	Balance at End of Period
	(In thousands)
Allowance for Doubtful Accounts
Fiscal year ended October 1, 2005	$35,406	$(5,410)	$(17,567)	$12,429
Fiscal year ended September 30, 2006	$12,429	$(2,543)	$(915)	$8,971
Fiscal year ended September 29, 2007	$8,971	$1,709	$(6,636)	$4,044

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANMINA-SCI CORPORATION (Registrant)
	By:	/s/ JURE SOLA Jure Sola Chairman and Chief Executive Officer
Date: November 28, 2007

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JURE SOLA Jure Sola	Chief Executive Officer and Director (Principal Executive Officer)	November 28, 2007
/s/ JOSEPH BRONSON Joseph Bronson	Chief Operating Officer (Principal Operating Officer)	November 28, 2007
/s/ DAVID L. WHITE David L. White	Chief Financial Officer (Principal Financial Officer)	November 28, 2007
/s/ TODD SCHULL Todd Schull	Senior Vice-President and Corporate Controller (Principal Accounting Officer)	November 28, 2007
/s/ NEIL BONKE Neil Bonke	Director	November 28, 2007
/s/ ALAIN COUDER Alain Couder	Director	November 28, 2007
/s/ JOSEPH LICATA Joseph Licata	Director	November 28, 2007

/s/ MARIO M. ROSATI Mario M. Rosati	Director	November 28, 2007
/s/ A. EUGENE SAPP, JR. A. Eugene Sapp, Jr.	Director	November 28, 2007
/s/ WAYNE SHORTRIDGE Wayne Shortridge	Director	November 28, 2007
/s/ PETER J. SIMONE Peter J. Simone	Director	November 28, 2007
/s/ JACQUELYN M. WARD Jacquelyn M. Ward	Director	November 28, 2007

EXHIBIT INDEX

Exhibit Number		Description
3.1	(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.1.1	(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.1.2	(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.1.3	(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.2	(33)	Amended and Restated Bylaws of the Registrant, dated June 4, 2007.
4.2	(6)
		Preferred Stock Rights Agreement, dated as of May 17, 2001 between the Registrant and Wells Fargo National Bank, Minnesota, N.A., including the form of Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C.
4.2.3	(51)
		Supplemental Indenture No. 3, dated as of October 7, 2005, to the Subordinated Indenture, by and among SCI Systems, Inc., Sanmina-SCI USA, Inc. and J.P. Morgan Trust Company, National Association, as trustee.
4.5	(8)	Subordinated Indenture dated March 15, 2000, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee ("Subordinated Indenture").
4.5.1	(9)	Supplemental Indenture No. 1, dated as of March 15, 2000, to the Subordinated Indenture, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee.
4.5.2	(5)
		Supplemental Indenture No. 2, dated as of December 7, 2001, to the Subordinated Indenture, by and among SCI Systems, Inc., Sanmina Corporation, as Guarantor, and Bank One Trust Company, National Association, as Trustee.
4.7	(25)	Indenture, dated as of December 23, 2002, among the Registrant, the Guarantors Party thereto and State Street Bank and Trust Company California, N.A., as trustee.
4.7.1	(45)	First Supplemental Indenture, dated as of July 21, 2003, among Newisys, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.7.2	(52)	Second Supplemental Indenture, dated as of September 30, 2005, among Sanmina-SCI USA, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.9	(27)
		Intercreditor Agreement, dated as of December 23, 2002, by and among, as second lien collateral trustees, LaSalle Business Credit, Inc., as collateral agent, State Street Bank and Trust Company of California, N.A. and each New First Lien Claimholder Representative which May become a party from time to time, and the Registrant.
4.10	(28)
		Sanmina-SCI Corporation Second Lien Collateral Trust Agreement, dated as of December 23, 2002, by and among the Registrant, the subsidiaries of the Registrant party thereto and State Street Bank and Trust Company of California, N.A., as second lien collateral trustee.

4.12	(36)
		Credit and Guaranty Agreement, dated as of October 26, 2004, among the Registrant, certain Subsidiaries of the Registrant from time to time party thereto, various Lenders party thereto, Banc of America Securities LLC, as Syndication Agent, Citibank, N.A., as Collateral Agent, and Citicorp USA, Inc., as Administrative Agent.
4.12.1	(46)
		Amendment No. 1 to Credit and Guaranty Agreement, dated as of February 15, 2005, made by the Registrant, certain Subsidiaries of the Registrant, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Citicorp USA, Inc., as Administrative Agent.
4.12.2	(38)
		Amendment No. 2 to Credit and Guaranty Agreement, dated as of June 6, 2005, made by the Registrant, certain Subsidiaries of the Registrant, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Citicorp USA, Inc., as Administrative Agent.
4.13	(37)	Indenture, dated as of February 24, 2005, among the Registrant, the guarantors party thereto and U.S. Bank National Association, as trustee.
4.13.1	(53)	First Supplemental Indenture, dated as of September 30, 2005, among Sanmina-SCI USA, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.13.2	(54)	Second Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.
4.14	(47)	Indenture, dated as of February 15, 2006, among the Registrant, certain subsidiaries of the Registrant as guarantors there under and U.S. Bank National Association, as trustee.
4.14.1	(55)	First Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.
4.15	(50)
		Amended and Restated Credit and Guaranty Agreement, dated as of December 16, 2005, among the Registrant, the guarantors party thereto, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent.
4.15.1	(56)
		Amendment No.3 and Waiver to Amended and Restated Credit and Guaranty Agreement, dated as of December 29, 2006, among the Registrant, the guarantors party thereto, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent.
4.15.2	(57)
		Amendment No. 4 to Amended and Restated Credit and Guaranty Agreement, dated as of June 5, 2007, by and among Registrant, each of the subsidiaries of Registrant party thereto, the lenders party thereto, Citibank, N.A., as collateral agent, and Bank of America, N.A., as Administrative Agent.
4.16	(58)	Indenture, dated as of June 12, 2007, among Registrant, the guarantors party thereto, and Wells Fargo Bank, National Association as trustee, relating to the Senior Floating Rate Notes due 2010.
4.17	(59)	Indenture, dated as of June 12, 2007, among Registrant, the guarantors party thereto, and Wells Fargo Bank, National Association as trustee, relating to the Senior Floating Rate Notes due 2014.
10.2	(10)	Amended 1990 Incentive Stock Plan.
10.29	(12)	1999 Stock Plan.
10.29.1	(5)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.

10.30	(13)	1995 Director Option Plan.
10.31	(14)	1996 Supplemental Stock Plan.
10.32	(15)	Hadco Corporation 1998 Stock Plan, as Amended and Restated March 3, 1999.
10.33	(16)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated July 1, 1998.
10.34	(17)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated April 7, 1998.
10.35	(18)	SCI Systems, Inc. 1994 Stock Option Incentive Plan.
10.36	(19)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.37	(20)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10.42	(21)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.49	(5)	Deferred Compensation Plan for Outside Directors.
10.50	(5)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.50.1	(5)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).
10.51	(29)	Executive Deferred Compensation Plan.
10.53	(31)	2003 Employee Stock Purchase Plan.
10.55	(34)	Committed Account Receivable Purchase Agreement, dated April 1, 2005, between Sanmina-SCI UK Limited and Citibank International Plc.
10.56	(35)	Committed Account Receivable Purchase Agreement, dated April 1, 2005, between Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Citibank International Plc.
10.57	(48)
		Revolving Receivables Purchase Agreement, dated as of September 23, 2005, among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft, Sanmina-SCI Systems de Mexico S.A. de C.V., as Originators, the Registrant and Sanmina-SCI UK Ltd., as Servicers, the banks and financial institutions party thereto from time to time, and Deutsche Bank AG New York, as Administrative Agent.
10.58	(49)	Randy Furr separation agreement.
10.59
		Revolving Trade Receivables Purchase Agreement, dated as of September 21, 2007, among Sanmina-SCI Magyarorszag Elekronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, the Registrant, Sanmina-SCI UK Ltd., and Sanmina-SCI Israel Medical Ltd., as Servicers, the banks and financial institutions party thereto from time to time, and Deutsche Bank AG New York, as Administrative Agent.
10.60		Employment Agreement dated as of August 28, 2007 by and between the Registrant and Joseph Bronson.
10.61		Employment Agreement dated as of June 15, 2007 by and between the Registrant and Walter Hussey.
10.62		Employment Agreement dated as of March 2, 2007 by and between the Registrant and Michael Tyler.

14.1	(32)	Sanmina-SCI Corporation Code of Business Conduct and Ethics.
21.1		Subsidiaries of the Registrant.
23.1		Consent of KPMG LLP, independent registered public accounting firm.
31.1		Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

(33)
Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-Q for the fiscal quarter ended June 30, 2007, filed August 6, 2007.

(34)
Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005, filed on May 12, 2005.

(35)
Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005, filed on May 12, 2005.

(36)
Incorporated by reference to Exhibit 4.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, filed December 29, 2004.

(37)
Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 24, 2005.

(38)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 8, 2005.

(39)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 16, 2005.

(40)
Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 17, 2006.

(41)
Incorporated by reference to Exhibit 99.2 and 99.3 the Registrant's Current Report on Form 8-K filed on August 22, 2006.

(42)
Incorporated by reference to Exhibit 4.12 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2006, filed with the SEC on May 11, 2001.

(43)
Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2006, filed with the SEC on May 11, 2001.

(44)
Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2006, filed with the SEC on May 11, 2001.

(45)
Incorporated by reference to Exhibit 4.7.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(46)
Incorporated by reference to Exhibit 4.12.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(47)
Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 15, 2006.

(48)
Incorporated by reference to Exhibit 10.57 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(49)
Incorporated by reference to Exhibit 10.58 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(50)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 22, 2005.

(51)
Incorporated by reference to Exhibit 4.2.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(52)
Incorporated by reference to Exhibit 4.7.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(53)
Incorporated by reference to Exhibit 4.13.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(54)
Incorporated by reference to Exhibit 4.13.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed January 3, 2007.

(55)
Incorporated by reference to Exhibit 4.14.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed January 3, 2007.

(56)
Incorporated by reference to Exhibit 4.15.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed January 3, 2007.

(57)
Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form 8-K filed June 6, 2007.

(58)
Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-K filed June 13, 2007.

(59)
Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form 8-K filed June 13, 2007.