Form 10-Q
period 2007-12-29
SANMINA-SCI CORP
filed 2008-01-31
CIK 897723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                 .

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

Yes ☐            No ☒

As of January 22, 2008, there were 530,865,771 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 29,	September 29,
	2007	2007
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$941,197	$933,424
Accounts receivable, net of allowances of $4,953 and $4,044 at December 29, 2007 and September 29, 2007, respectively	1,251,997	1,218,375
Inventories	1,077,618	1,059,856
Prepaid expenses and other current assets	194,002	203,802
Total current assets	3,464,814	3,415,457
Property, plant and equipment, net	591,645	609,394
Goodwill	512,635	510,669
Other	134,784	134,435
Total assets	$4,703,878	$4,669,955
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,587,290	$1,450,705
Accrued liabilities	199,326	203,941
Accrued payroll and related benefits	130,110	142,436
Total current liabilities	1,916,726	1,797,082
Long-term liabilities:
Long-term debt	1,477,632	1,588,072
Other	128,710	111,654
Total long-term liabilities	1,606,342	1,699,726
Commitments and contingencies (Note 9)
Stockholders’ equity	1,180,810	1,173,147
Total liabilities and stockholders’ equity	$4,703,878	$4,669,955

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 29, 2007	December 30, 2006
	(Unaudited)
	(In thousands, except per share data)

Net sales	$2,532,926	$2,778,790
Cost of sales	2,379,880	2,610,112
Gross profit	153,046	168,678
Operating expenses:
Selling, general and administrative	93,200	96,318
Research and development	4,606	8,962
Restructuring costs	7,296	3,215
Amortization of intangible assets	1,650	1,650
Total operating expenses	106,752	110,145

Operating income	46,294	58,533

Interest income	6,217	10,900
Interest expense	(35,363)	(43,331)
Other income (expense), net	(4,640)	10,961
Interest and other expense, net	(33,786)	(21,470)

Income from operations before income taxes	12,508	37,063
Provision for income taxes	4,592	8,814
Net income	$7,916	$28,249

Net income per share:
Basic	$0.01	$0.05
Diluted	$0.01	$0.05

Weighted average shares used in computing per share amounts:
Basic	529,652	527,110
Diluted	529,962	528,298

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 29, 2007	December 30, 2006
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$7,916	$28,249
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	27,707	30,459
Non-cash restructuring costs (recovery)	1,232	(2,875)
Provision for doubtful accounts	998	773
Stock-based compensation expense	3,407	2,635
Loss (gain) on disposals of property, plant and equipment, net	61	(6,190)
Write-off of deferred financing costs in connection with redemption of debt	2,238	—
Proceeds from sales of accounts receivable	292,221	478,378
Deferred income taxes	(2,535)	(196)
Other, net	240	362
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(322,483)	(504,472)
Inventories	(14,316)	(3,588)
Prepaid expenses and other assets	7,329	(16,515)
Accounts payable, accrued liabilities and other long-term liabilities	128,878	(17,552)
Cash provided by (used in) operating activities	132,893	(10,532)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of short-term investments	(34)	(345)
Proceeds from maturities of short-term investments	97	612
Purchases of long-term investments	—	(250)
Purchases of property, plant and equipment	(37,752)	(19,134)
Proceeds from sales of property, plant and equipment	26,650	24,883
Cash paid for businesses acquired, net of cash acquired	—	(4,053)
Cash provided by (used in) investing activities	(11,039)	1,713
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Payment made to trustee, held in escrow	—	(532,875)
Proceeds from long-term debt, net of issuance costs	—	593,409
Repayment of long-term debt	(120,000)	—
Cash provided by (used in) financing activities	(120,000)	60,534
Effect of exchange rate changes	5,919	(4,716)
Increase in cash and cash equivalents	7,773	46,999
Cash and cash equivalents at beginning of period	933,424	491,829
Cash and cash equivalents at end of period	$941,197	$538,828

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,272	$4,672
Income taxes (excludes refunds of $0.8 million and $0.6 million for the three months ended December 29, 2007 and December 30, 2006, respectively)	$5,959	$13,156

See accompanying notes.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Sanmina-SCI Corporation (“Sanmina-SCI”, “we”, “our”, “us”, “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all normal recurring adjustments and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation.

Results of operations for the three months ended December 29, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 29, 2007, included in our 2007 Annual Report on Form 10-K.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Certain insignificant amounts reported in previous periods have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS No. 159 is expected to expand the use of fair value accounting, but does not affect existing standards that require certain assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company for financial statements issued in fiscal 2009. The Company is currently assessing the impact of SFAS No. 159 on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued in fiscal 2009. The Company is currently assessing the impact of SFAS No. 157 on its results of operations and financial position.

Note 2.  Stock-Based Compensation

Stock compensation expense for the three months ended December 29, 2007 and December 30, 2006 was as follows:

	Three Months Ended
	December 29, 2007	December 30, 2006
	(In thousands)
Cost of sales	$1,820	$1,038
Selling, general & administrative	1,490	1,502
Research & development	97	95
	$3,407	$2,635

	Three Months Ended
	December 29, 2007	December 30, 2006
	(In thousands)
Stock options	$2,015	$904
Restricted stock awards	(152)	1,467
Restricted stock units	1,544	264
	$3,407	$2,635

At December 29, 2007, an aggregate of 59.7 million shares were authorized for future issuance under our stock plans, which includes stock options, employee stock purchase plan and restricted stock awards. A total of 8.4 million shares of common stock were available for grant under our stock plans as of December 29, 2007. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

Stock Options

The Company’s stock option plans provide employees the right to purchase common stock at the fair market value of such shares on the grant date. The Company recognizes compensation expense for such awards over the vesting period. New hire options generally vest 20% at the end of year one and then vest ratably each month thereafter until fully vested at the end of year five. Recurring option grants generally vest ratably each month over a five-year period. One year option grants vest ratably each month over a one year period. The contractual term of all options is ten years. For option grants made prior to the adoption of SFAS No. 123R on October 2, 2005, the Company recognizes compensation expense using the multiple option approach. For option grants made subsequent to the adoption of SFAS No. 123R, the Company recognizes compensation expense ratably (straight-line) over the vesting period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model with the assumptions noted in the table below. The expected life of an option is estimated based primarily on observed historical exercise patterns. Expected volatility is estimated using an equally-weighted blend of implied volatilities from traded options on our stock having a life of more than six months and historical volatility over the expected life of the options. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The dividend yield reflects the Company’s history and intention of not paying dividends.

Assumptions used to estimate the fair value of stock options granted during the three months ended December 29, 2007 and December 30, 2006 were as follows:

	Three Months Ended
	December 29, 2007	December 30, 2006
Volatility	57.9%	56.3%
Risk-free interest rate	3.87%	4.60%
Dividend yield	0%	0%
Expected life of options	5.0 years	5.5 years

Stock option activity for the three months ended December 29, 2007 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value of In-The-Money Options
		($)	(Years)	($)
Outstanding, September 29, 2007	43,033,704	6.10	7.50	28,921
Granted	4,663,000	1.98
Exercised	—	—
Cancelled/Forfeited/Expired	(3,203,101)	6.63
Outstanding, December 29, 2007	44,493,603	5.63	7.76	7,802
Vested and expected to vest, December 29, 2007	38,559,304	6.01	7.50	6,277
Exercisable, December 29, 2007	16,763,233	9.76	5.02	677

The weighted-average grant date fair value of stock options granted during the three months ended December 29, 2007 and December 30, 2006 was $1.05 and $2.18, respectively. No stock options were exercised during these periods. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options based on the Company’s closing stock price of $1.84 as of December 28, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 29, 2007 was 3,875 and the weighted average exercise price was $1.67.

As of December 29, 2007, there was $37.2 million of total unrecognized compensation expense related to stock options. This amount is expected to be recognized over a weighted average period of 4.41 years.

Restricted Stock Awards

The Company grants awards of restricted stock to executive officers, directors and certain management employees. These awards vest over periods ranging from one to four years.   Compensation expense associated with these awards is measured using the Company’s closing stock price on the date of grant and is recognized ratably over the vesting period.

There were no restricted stock awards granted during the three months ended December 29, 2007 or December 30, 2006.  At December 29, 2007, unrecognized compensation expense related to restricted stock awards was approximately $0.3 million. This amount is expected to be recognized over a weighted average period of 0.71 years.

Activity related to the Company’s nonvested restricted shares for the three months ended December 29, 2007 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
		($)
Nonvested at September 29, 2007	2,686,561	10.54
Granted	—	—
Vested	(2,420,000)	10.98
Forfeited	—	—
Nonvested at December 29, 2007	266,561	6.57

Restricted Stock Units

During fiscal 2006, the Company began issuing restricted stock units to executive officers, directors and certain management employees. These awards vest over periods ranging from one to four years. The units are automatically exchanged for shares at the vesting date. Compensation expense associated with these awards is measured using the Company’s closing stock price on the date of grant and is recognized ratably over the vesting period.

There were 60,000 restricted stock units granted during the three months ended December 29, 2007. The weighted-average grant date fair value of the restricted stock units was $1.65. There were no restricted stock units granted during the three months ended December 30, 2006. At December 29, 2007, unrecognized compensation expense related to restricted stock units was approximately $14.8 million. This amount is expected to be recognized over a weighted average period of 1.61 years. The number of shares granted, but unreleased, was approximately 5.8 million as of December 29, 2007.

Activity with respect to the Company’s nonvested restricted share units for the three months ended December 29, 2007 was as follows:

	Number of Shares	Weighted- Grant Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic
		($)	(Years)	($)
Non-vested restricted stock units at September 29, 2007	6,055,290	3.71	1.84	12,837,215
Granted	60,000	1.65
Vested	(37,596)	1.95
Cancelled	(249,000)	4.07
Non-vested restricted stock units at December 29, 2007	5,828,694	3.67	1.61	10,724,797
Non-vested restricted stock units expected to vest at December 29, 2007	4,718,094	3.68	1.61	8,681,294

Performance Restricted Share Plan

During fiscal 2006, the Company’s Compensation Committee approved the issuance of approximately 2.5 million performance restricted units at a weighted-average grant date fair value of $4.02 per unit to selected executives and other key employees. The units are automatically exchanged for vested shares when certain performance targets are met.

The Company did not recognize compensation expense for the performance restricted shares for the three months ended December 29, 2007 and December 30, 2006 since the Company did not meet the prescribed performance levels. As of December 29, 2007, unrecognized compensation expense to be recognized over the remaining one-year vesting term, assuming performance targets are achieved, was approximately $3.3 million.

Note 3.  Income Tax

The Company’s effective tax rate for the three months ended December 29, 2007 and December 30, 2006 was approximately 36.7% and 23.8%, respectively. The effective rate for the three months ended December 29, 2007 differs from the same period in fiscal 2007 due primarily to the expiration of the Company’s tax holiday in Singapore on September 30, 2007 and the remeasurement of certain deferred tax assets due to newly enacted tax rates in Mexico, partially offset by the remeasurement of certain deferred tax assets due to newly enacted rates in China and the write-off of deferred tax liabilities on foreign fixed assets sold during the first quarter of fiscal 2008. The Company is in the process of obtaining final approval for an extension of its tax holiday in Singapore.

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, on the first day of fiscal 2008. The Company applies FIN 48 to each income tax position accounted for under SFAS No. 109, “Accounting for Income Taxes”, at each financial statement reporting date. This process involves the assessment of whether each income tax position is “more likely than not” of being sustained on audit, including resolution of related appeals or litigation process, if any. For each income tax position that meets the “more likely than not” recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with the tax authority.

There was no cumulative effect of adopting FIN 48. Upon adoption of FIN 48, the Company decreased income taxes payable by $18.8 million and increased long-term income tax liabilities by the same amount based on its expectation of cash payments to be made within 12 months. Of this amount, $18.2 million would, if recognized, affect the Company’s effective tax rate.

As of December 29, 2007, the Company had $20.4 million of gross unrecognized tax benefits, of which $19.7 million would, if recognized, affect the Company’s effective tax rate.

Consistent with years prior to the adoption of FIN 48, the Company’s accounting policy is to classify interest and penalties on unrecognized tax benefits as income tax expense. As of the date of adoption of FIN 48, the Company had accrued $2.9 million for the payment of interest and penalties relating to unrecognized tax benefits.  The Company accrued an additional $0.4 million of interest expense related to income tax liabilities during the quarter ended December 29, 2007.

The Company files U.S. federal, U.S. state, and foreign tax returns.  The Company is generally no longer subject to tax examinations for years prior to 2003 for U.S. federal and state purposes, and for years prior to 2001 in foreign countries.

The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Note 4.  Inventories

Components of inventories were as follows:

	As of
	December 29, 2007	September 29, 2007
	(In thousands)
Raw materials	$772,880	$770,208
Work-in-process	162,943	146,675
Finished goods	141,795	142,973
Total	$1,077,618	$1,059,856

Note 5.  Goodwill and Other Intangibles Assets

                Goodwill for each reporting unit is as follows (in thousands):

	As of September 29, 2007	Additions to Goodwill	As of December 29, 2007
	(In thousands)
Reporting units:
Electronic Manufacturing Services	$478,647	$1,966	$480,613
Personal Computing	32,022	—	32,022
Total	$510,669	$1,966	$512,635

There was no goodwill for the Technology Components Group as of September 29, 2007 or December 29, 2007.

On a consolidated basis, goodwill increased from $510.7 million as of September 29, 2007 to $512.6 million as of December 29, 2007, primarily due to foreign currency translation adjustments.

Gross and net carrying values of other intangible assets as of December 29, 2007 and September 29, 2007 were as follows:

	As of December 29, 2007				As of September 29, 2007
	Gross Carrying Amount	Impairment of Intangibles	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment of Intangibles	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Other Intangible assets	$72,106	$(7,928)	$(43,881)	$20,297	$72,106	$(7,928)	$(41,960)	$22,218

                The decrease in other intangible assets from September 29, 2007 to December 29, 2007 was due primarily to amortization expense. Intangible asset amortization expense for the three months ended December 29, 2007 and December 30, 2006 was approximately $1.9 million (including $0.3 million reported in cost of sales).

Estimated future annual amortization of other intangible assets as of December 29, 2007 is as follows:

Fiscal Years:	(In thousands)
2008 (remainder)	$5,724
2009	4,944
2010	2,933
2011	2,866
2012	2,113
Thereafter	1,717
$20,297

Note 6.  Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting of comprehensive income and its components.  Comprehensive income includes certain items that are reflected in stockholders’ equity, but not included in net income.

Other comprehensive income for the three months ended December 29, 2007 and December 30, 2006 was as follows:

	Three Months Ended
	December 29,	December 30,
	2007	2006
	(In thousands)
Net income	$7,916	$28,249
Other comprehensive income (loss):
Net unrealized loss on derivative financial instruments	(9,999)	—
Foreign currency translation adjustments	6,572	5,755
Changes in minimum pension liability, net of tax	(30)	348
Comprehensive income	$4,459	$34,352

The net unrealized loss on derivative financial instruments as of December 29, 2007 is primarily related to the Company’s interest rate swap agreements associated with its Senior Floating Rate Notes due in 2014 (“2014 Notes”). These swap agreements are being accounted for as cash flow hedges; accordingly, changes in fair value are recorded in other comprehensive income and recognized in earnings when the hedged interest expense is recognized.  The 2014 Notes were issued during the third quarter of fiscal 2007.

Accumulated other comprehensive income, net of tax as applicable, consists of the following:

	As of
	December 29,	September 29,
	2007	2007
	(In thousands)
Foreign currency translation adjustments	$80,535	$73,963
Unrealized holding losses on derivative financial instruments	(21,375)	(11,376)
Unrecognized net actuarial loss and unrecognized transition cost	(1,556)	(1,527)
Total accumulated other comprehensive income	$57,604	$61,060

Note 7.  Earnings Per Share

 Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and dilutive potential common shares outstanding during the period.

Basic and diluted net income per share were calculated as follows:

	Three Months Ended
	December 29,	December 30,
	2007	2006
	(In thousands, except per share data)
Numerator:
Net income	$7,916	$28,249

Denominator:
Weighted average number of shares—basic	529,652	527,110
Effect of dilutive potential common shares	310	1,188
Weighted average number of shares—diluted	529,962	528,298

Net income per share
—basic	$0.01	$0.05
—diluted	$0.01	$0.05

The following table summarizes the weighted average dilutive securities that were excluded from the above calculation of diluted net income per share since their inclusion would have had an anti-dilutive effect:

	Three Months Ended
	December 29,	December 30,
	2007	2006
Dilutive securities:
Employee stock options	43,140,076	47,765,404
Restricted awards and units	4,667,689	1,348,107
Total anti-dilutive shares	47,807,765	49,113,511

In addition, for the three months ended December 30, 2006, after-tax interest expense of $2.7 million on convertible subordinated notes, and the related share equivalents of 12,697,848 upon conversion of the debt, were not included in the computation of diluted income per share because to do so would have been anti-dilutive.  The notes were repaid in full during fiscal 2007.

Note 8.  Debt

Long-term debt consists of the following:

	As of
	December 29, 2007	September 29, 2007
	(In thousands)
$300 Million Senior Floating Rate Notes due 2010	$180,000	$300,000
$300 Million Senior Floating Rate Notes due 2014	300,000	300,000
8.125% Senior Subordinated Notes due 2016	600,000	600,000
6.75% Senior Subordinated Notes due 2013	400,000	400,000
Interest Rate Swaps	(2,368)	(11,928)
Total long-term debt	$1,477,632	$1,588,072

On December 18, 2007, the Company redeemed $120.0 million in aggregate principal amount of its Senior Floating Rate Notes due 2010 Notes at par. Upon redemption, holders of the 2010 Notes received $120.0 million, plus $0.08 million of accrued and unpaid interest up to, but excluding, the redemption date. Unamortized finance fees of approximately $2.2 million were expensed upon redemption of the 2010 Notes.

The Company is subject to certain financial and other covenants that, among other things, limit the Company’s ability to incur additional debt, make investments, pay dividends, and sell assets.  The Company was in compliance with its debt covenants as of December 29, 2007.

Note 9.  Commitments and Contingencies

Litigation and other contingencies.  The Company is involved in a shareholder derivative action, and has received a subpoena from the U.S. Attorney’s office, a formal order of investigation from the Securities and Exchange Commission (“SEC”), and several information requests from the Internal Revenue Service in connection with certain historical stock option grants. Generally, the Company cannot predict what effect these matters may have. The amount of reserves relating to this matter as of December 29, 2007 was not material.

From time to time, the Company is a party to litigation and other contingencies, including examinations by taxing authorities, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies”. The Company believes that the resolution of such litigation and other contingencies will not materially affect its business, financial condition or results of operations.

Warranty Reserve.  The following tables summarize the warranty reserve balance:

Balance as of			Balance as of
September 29,	Additions to	Accrual	December 29,
2007	Accrual	Utilized	2007
(in thousands)
$23,094	$5,172	$(6,172)	$22,094

Balance as of			Balance as of
September 30,	Additions to	Accrual	December 30,
2006	Accrual	Utilized	2006
(in thousands)
$16,442	$6,769	$(5,979)	$17,232

During the first quarter of fiscal 2008, the Company entered into a sale leaseback transaction for certain fixed assets.  In connection with the transaction, fixed assets were sold for $26.5 million and simultaneously leased back under an operating lease for a period of three years.  Future minimum lease payments of $23.0 million are required during the lease term.

Note 10.  Restructuring Costs

Costs associated with restructuring activities, other than those activities related to business combinations, are accounted for in accordance with SFAS No. 146 and SFAS No. 112, as applicable. Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable based on the Company’s policy with respect to severance payments. For all other restructuring costs, a liability is recognized when incurred in accordance with SFAS No. 146.  Costs associated with restructuring activities related to business combinations are accounted for in accordance with EITF 95-3.

During the first quarter of fiscal 2007, the Company began Phase IV of its multi-phase restructuring strategy. Due to the immateriality of the remaining accrual balances related to prior phases, all phases have been combined for disclosure purposes.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts:

	Employee	Leases and	Impairment
	Termination /	Facilities	of Fixed
	Severance and	Shutdown and	Assets or
	Related	Consolidation	Redundant Fixed
	Benefits	Costs	Assets
	Cash	Cash	Non-Cash	Total
	(In thousands)
Balance at October 1, 2005	$34,429	$14,466	$—	$48,895
Charges to operations	97,226	16,964	24,029	138,219
Charges utilized	(97,323)	(21,166)	(24,029)	(142,518)
Reversal of accrual	(5,528)	(460)	—	(5,988)
Balance at September 30, 2006	28,804	9,804	—	38,608
Charges (recovery) to operations	35,500	16,058	(4,010)	47,548
Charges recovered (utilized)	(49,654)	(16,995)	4,010	(62,639)
Reversal of accrual	(2,505)	(441)	—	(2,946)
Balance at September 29, 2007	12,145	8,426	—	20,571
Charges to operations	2,596	3,567	1,232	7,395
Charges utilized	(4,118)	(4,502)	(1,232)	(9,852)
Reversal of accrual	(99)	—	—	(99)
Balance at December 29, 2007	$10,524	$7,491	$—	$18,015

During the three months ended December 29, 2007, the Company recorded restructuring charges for employee termination benefits for approximately 500 employees. The Company expects to pay remaining facilities related restructuring liabilities of $7.5 million through 2010, and the majority of severance costs through 2009.

Restructuring costs of $18.0 million were accrued as of December 29, 2007, of which $15.0 million was included in accrued liabilities and $3.0 million was included in other long-term liabilities on the condensed consolidated balance sheet.

Reportable Segments.  The following table presents net restructuring costs by reportable segment:

	Three Months Ended
	December 29,	December 30,
	2007	2006
	(In thousands)
Personal Computing	$412	$(1,997)
Electronic Manufacturing Services	6,884	5,212
Total	$7,296	$3,215

Cash	$6,064	$6,089
Non-cash	1,232	(2,874)
Total	$7,296	$3,215

Cumulative restructuring costs per segment have not been disclosed as it is impractical due to the realignment of our reporting units. The recognition of restructuring charges requires the Company to make judgments and estimates regarding the nature, timing, and amount of costs associated with planned exit activities, including estimating sublease income and the fair values, less selling costs, of property, plant and equipment to be disposed of. The Company’s estimates of future liabilities may change, requiring it to record additional restructuring charges or reduce the amount of liabilities already recorded.

Note 11.  Business Segment, Geographic and Customer Information

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. The Company realigned its reporting structure in the third quarter of fiscal 2007 based on organizational changes within the Company and the different types of manufacturing services offered to its customers. As a result, the Company identified three operating segments: Electronic Manufacturing Services, Technology Components and Personal Computing. Under the aggregation provisions of SFAS No. 131, the Company has aggregated the Technology Components operating segment with the Electronic Manufacturing Services operating segment based on similar quantitative factors such as expected gross margins and similar type of manufacturing services performed. The Company continues to have two reportable segments—Electronic Manufacturing Services and Personal Computing. The following table presents information about reportable segments:

	Three Months Ended
	December 29,	December 30,
	2007	2006
	(In thousands)
Net sales:
Electronic Manufacturing Services	$1,792,699	$1,941,733
Personal Computing	740,227	837,057
Total net sales	$2,532,926	$2,778,790

Gross profit:
Electronic Manufacturing Services	$136,390	$153,256
Personal Computing	16,656	15,422
Total gross profit	$153,046	$168,678

For the three months ended December 29, 2007, two customers in Personal Computing represented 11.7% and 11.3% of consolidated revenue. For the three months ended December 30, 2006, three customers in Personal Computing accounted for 12.8%, 10.6% and 10.2%, respectively, of total consolidated revenues. For the three month periods ended December 29, 2007 and December 30, 2006, there were no inter-segment sales between Electronic Manufacturing Services and Personal Computing.

The following summarizes financial information by geographic segment:

	Three Months Ended
	December 29, 2007	December 30, 2006
	(In thousands)
Net sales:
Domestic	$585,521	$705,742
International	1,947,405	2,073,048
Total net sales	$2,532,926	$2,778,790

Operating Income:
Domestic	$8,784	$9,550
International	37,510	48,983
Total operating income	$46,294	$58,533

Note 12.  Subsequent Event

During January 2008, the Company began discussions with the Worker’s Council in France regarding severance and other social measures for displaced workers in the event the Company closes its plant in Cherbourg.  The Company received tentative approval from the Worker’s Council, subject to various conditions including final approval from the government.  Final determination of closure and severance and social measures are still subject to negotiations.  However, the Company expects to incur approximately $35 million to $40 million of costs in the second quarter of fiscal 2008 in connection with this matter.

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

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented 60.2% and 61.4% of our net sales for the three months ended December 29, 2007 and December 30, 2006, respectively. Two customers represented 10% or more of our net sales during the three months ended December 29, 2007, and three customers represented 10% or more of our net sales during the three months ended December 30, 2006.

In recent periods, we have generated a significant portion of our net sales from international operations. During the three months ended December 29, 2007 and December 30, 2006, 76.9% and 74.6%, respectively, of our consolidated net sales were derived from non-U.S. operations. The concentration of international operations has resulted from a desire on the part of many of our customers to source production in lower cost locations and regions such as Asia, Latin America and Eastern Europe. We expect this trend to continue.

Historically, we have had substantial recurring sales to existing customers. We have also expanded our customer base through acquisitions. We typically enter into supply agreements with our major OEM customers. These agreements generally have terms ranging from three to five years and cover the manufacture of a range of products. Under these agreements, a customer typically agrees to purchase its requirements for particular products in particular geographic areas from us. These agreements generally do not obligate the customer to purchase minimum quantities of products.

We have experienced fluctuations in gross margins and in our results of operations in the past and may continue to experience such fluctuations in the future. Fluctuations in our gross margins may be caused by a number of factors, including pricing, changes in product mix, competitive pressures, transition of manufacturing to lower cost locations, operational efficiency and overall business levels.

As part of our restructuring strategy, we intend to exit the PC business.  Accordingly, we are negotiating with third parties regarding the sale of certain portions of our PC business unit that includes personal business computers and industry standard servers and their related build-to-order, configure-to-order and logistics operations.  We may sell or otherwise exit the business during the next three to six months.

If we exit the business, costs would be limited primarily to a potential goodwill write-off and severance related expenses, as our related fixed assets are almost fully depreciated and our customers are generally liable for inventory.

We would expect any sale, winding down or disposition of our PC business to materially reduce our net sales, our operating income and our cash flows. The PC segment as a whole, which does not include its associated logistics activities and which may or may not reflect the business operations ultimately included in any sale, disposition or winding down, had net sales of approximately $740.2 million and $837.1 million for the three months ended December 29, 2007 and December 30, 2006, respectively.  For certain historical financial information regarding our PC segment as a whole, see note 11 of our notes to condensed consolidated financial statements included in this Form 10-Q.

Critical Accounting Policies and Estimates

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, at the beginning of fiscal 2008. FIN 48 involves an assessment of whether each of a company’s income tax positions is “more likely than not” of being sustained upon audit based on its technical merits. For each income tax position that meets the “more likely than not” threshold, a company then assesses the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with the taxing authority.

Upon adoption of FIN 48, we decreased current income taxes payable by $18.8 million and increased long-term income tax liabilities by the same amount, as cash payments of such amounts are not expected to be made within 12 months.

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate the process used to develop estimates for certain reserves and contingent liabilities, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates.

For a complete description of our key critical accounting policies and estimates, refer to our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 28, 2007.

Summary Results of Operations

The following table presents items in the condensed consolidated statement of operations as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

	Three Months Ended
	December 29, 2007	December 30, 2006

Net sales	100.0%	100.0%
Cost of sales	94.0	93.9
Gross profit	6.0	6.1
Operating expenses:
Selling, general and administrative	3.7	3.5
Research and development	0.2	0.3
Restructuring costs	0.2	0.1
Amortization of intangible assets	0.1	0.1
Total operating expenses	4.2	4.0
Operating income	1.8	2.1
Interest income	0.2	0.4
Interest expense	(1.4)	(1.6)
Other income (expense), net	(0.1)	0.4
Interest and other expense, net	(1.3)	(0.8)
Income before income taxes	0.5	1.3
Provision for income taxes	0.2	0.3
Net income	0.3%	1.0%

Key operating results were as follows:

	Three Months Ended
	December 29, 2007	December 30, 2006
	(In thousands)
Net sales	$2,532,926	$2,778,790
Gross profit	$153,046	$168,678
Operating income	$46,294	$58,533
Net income	$7,916	$28,249

Key performance measures

Certain key performance measures that management utilizes to assess operating performance were as follows:

	Three Months Ended
	December 29, 2007	September 29, 2007	December 30, 2006
Days sales outstanding(1)	44	44	50
Inventory turns(2)	8.8	9.0	7.9
Accounts payable days(3)	61	56	52
Cash cycle days(4)	25	29	45

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

Results of Operations

Net Sales

Net sales decreased 8.8%, from $2.8 billion in the first quarter of fiscal 2007 to $2.5 billion in the first quarter of fiscal 2008. The decrease was primarily due to reduced demand of approximately $104 million from existing customers in the personal computing end market, $86 million from our high-end computing end market, $41 million from our communications end market and $20 million from our industrial end market, partially offset by an increase of $34 million from our defense and aerospace end-market.

Gross Margin

Gross margin decreased from 6.1% in the first quarter of fiscal 2007 to 6.0% in the first quarter of fiscal 2008. The decrease was primarily a result of reduced demand in our communications and high-end computing end markets that impacted sales in our enclosures business and new product introduction/gateway business. Lower demand in these higher margin businesses had a larger than proportional impact on our profitability.

We expect gross margins to continue to fluctuate based on overall production and shipment volumes and changes in the mix of products demanded by our major customers.

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

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses decreased $3.1 million, from $96.3 million in the first quarter of fiscal 2007 to $93.2 million in the first quarter of fiscal 2008.  As a percentage of net sales, selling, general and administrative expenses increased to 3.7% in the first quarter of fiscal 2008 from 3.5% in the first quarter of fiscal 2007. The decrease was primarily attributable to $2.0 million in reduced litigation expenses incurred in connection with the matters arising out of our stock option investigation and restatement and a $1.8 million reduction in Sarbanes-Oxley and audit fees, partially offset by a $1.3 million increase in spending for our defense and aerospace business as we continue to invest in this growing market.   The increase as a percentage of net sales was primarily attributable to a decrease in net sales in the first quarter of fiscal 2008.

Research and Development

Research and development expenses decreased $4.4 million, from $9.0 million in the first quarter of fiscal 2007 to $4.6 million in the first quarter of fiscal 2008.  Research and development expense as a percentage of net sales decreased to 0.2% for the first quarter of fiscal 2008 from 0.3% for the first quarter of fiscal 2007. The decrease in both dollars and as a percentage of net sales was primarily a result of our decision to realign original design manufacturing activities to focus on joint development activities.

Restructuring costs

In recent years, we have initiated restructuring plans in order to streamline our operations, reduce our cost structure, eliminate excess capacity, and relocate our operations to locations near our customers. These plans affected facilities across all services offered in our vertically integrated manufacturing organization. The majority of our restructuring charges were recorded as a result of plans related to facilities located in North America and Western Europe.  In general, manufacturing activities at these plants were transferred to other facilities located in lower cost regions. Although some actions have been implemented, we expect to record additional charges of approximately $65.0 million to $75.0 million related to these anticipated actions in the near term including those related to the anticipated closure of our plant in Cherbourg, France.

Costs associated with restructuring activities, other than those activities related to business combinations, are accounted for in accordance with SFAS No. 146 or SFAS No. 112, as applicable. Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable based on our severance policy. For all other restructuring costs, a liability is recognized in accordance with SFAS No. 146 only when incurred. Costs associated with restructuring activities related to business combinations are accounted for in accordance with EITF 95-3.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts:

	Employee Termination / Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Fixed Assets or Redundant Fixed Assets
	Cash	Cash	Non-Cash	Total
	(In thousands)
Balance at October 1, 2005	$34,429	$14,466	$—	$48,895
Charges to operations	97,226	16,964	24,029	138,219
Charges utilized	(97,323)	(21,166)	(24,029)	(142,518)
Reversal of accrual	(5,528)	(460)	—	(5,988)
Balance at September 30, 2006	28,804	9,804	—	38,608
Charges (recovery) to operations	35,500	16,058	(4,010)	47,548
Charges recovered (utilized)	(49,654)	(16,995)	4,010	(62,639)
Reversal of accrual	(2,505)	(441)	—	(2,946)
Balance at September 29, 2007	12,145	8,426	—	20,571
Charges (recovery) to operations	2,596	3,567	1,232	7,395
Charges utilized	(4,118)	(4,502)	(1,232)	(9,852)
Reversal of accrual	(99)	—	—	(99)
Balance at December 29, 2007	$10,524	$7,491	$—	$18,015

During the three months ended December 29, 2007, we recorded restructuring charges for employee termination benefits for approximately 500 employees. We expect to pay remaining facilities related restructuring liabilities of $7.5 million through 2010.

Restructuring costs of $18.0 million were accrued as of December 29, 2007, of which $15.0 million was included in accrued liabilities and $3.0 million was included in other long-term liabilities on the condensed consolidated balance sheet.

Reportable Segments.  The following table summarizes net restructuring costs by reportable segment:

	Three Months Ended
	December 29, 2007	December 30, 2006
	(In thousands)
Personal Computing	$412	$(1,997)
Electronic Manufacturing Services	6,884	5,212
Total	$7,296	$3,215

Cash	$6,064	$6,089
Non-cash	1,232	(2,874)
Total	$7,296	$3,215

Cumulative restructuring costs per segment have not been disclosed as it is impractical due to the realignment of our reporting units. The recognition of restructuring charges requires us to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activities, including estimating sublease income and the fair values, less selling costs, of property, plant and equipment to be disposed of. Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded.

We plan to fund cash restructuring costs with cash flows generated by operating activities.

Interest Income and Expense

Interest income decreased from $10.9 million in the first quarter of fiscal 2007 to $6.2 million in the first quarter of fiscal 2008. The decrease is primarily attributable to a lower average cash balance in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. During the first quarter of fiscal 2007, the Company borrowed $600.0 million to fund the repayment of certain debt obligations that matured in the second quarter of fiscal 2007. Of the amount borrowed, $532.9 million was distributed to a Trustee and held in an escrow account until repayment of the debt. The Company earned interest while the cash was held in escrow.

Interest expense decreased to $35.4 million in the first quarter of fiscal 2008, from $43.3 million in the first quarter of fiscal 2007. The decrease is primarily attributable to no interest expense during the first quarter of fiscal 2008 on the $600 million unsecured term loan we drew down in the first quarter of fiscal 2007 and repaid during the third quarter of fiscal 2007, decreased weighted average borrowings against our revolving credit facility during the first quarter of fiscal 2008, and no interest expense in the first quarter of fiscal 2008 on our 3% Notes due to repayment of these notes during the second quarter of fiscal 2007.  These decreases were partially offset by interest expense incurred during the first quarter of fiscal 2008 on the two $300 million Senior Floating Rate Notes issued during the third quarter of fiscal 2007.

Other Income (Expense), net

Other income (expense), net was $(4.6) million for the three months ended December 29, 2007 and $11.0 million for the three months ended December 30, 2006.  The following table summarizes the major components of other income (expense), net:

	Three Months Ended
	December 29, 2007	December 30, 2006
	(In thousands)
Foreign exchange gains (losses)	$(2,749)	$2,852
Gain (loss) from fixed asset disposals	(61)	6,190
Write-off of deferred financing costs in connection with redemption of debt	(2,238)	—
Other, net	408	1,919
Total other income (expense), net	$(4,640)	$10,961

During the first quarter of fiscal 2007, we sold a building that had previously been recorded as held for sale and realized a gain on sale of approximately $6.0 million. We did not sell any such properties during the first quarter of fiscal 2008.

During the first quarter of fiscal 2008, we redeemed $120 million of debt that was due in 2010. In connection with this redemption, $2.2 million of deferred financing fees were expensed.

Provision for Income Taxes

Our effective tax rate for the three months ended December 29, 2007 and December 30, 2006 was approximately 36.7% and 23.8%, respectively. The effective rate for the three months ended December 29, 2007 differs from the same period in fiscal 2007 due primarily to the expiration of our tax holiday in Singapore on September 30, 2007 and the remeasurement of certain deferred tax assets due to newly enacted tax rates in Mexico, offset by the remeasurement of certain deferred tax assets due to newly enacted rates in China and the write-off of deferred tax liabilities on foreign fixed assets sold during the first quarter of fiscal 2008. We have received preliminary approval for an extension of our tax holiday in Singapore and expect to receive final approval in the near future, which would result in the reversal of the income tax expense recorded in the first quarter of fiscal 2008 for our Singapore operations.

Liquidity and Capital Resources

	Three Months Ended
	December 29, 2007	December 30, 2006
	(Unaudited)
	(In thousands)
Net cash provided by (used in):
Operating activities	$132,893	$(10,532)
Investing activities	(11,039)	1,713
Financing activities	(120,000)	60,534
Effect of exchange rate changes	5,919	(4,716)
Increase in cash and cash equivalents	$7,773	$46,999

Cash and cash equivalents were $941.2 million at December 29, 2007 and $933.4 million at September 29, 2007.

Net cash provided by (used in) operating activities was $132.9 million and $(10.5) million for the three months ended December 29, 2007 and December 30, 2006, respectively. Net cash provided by operating activities during the first quarter of fiscal 2008 was primarily the result of an increase in accounts payable. Working capital was $1.5 billion and $1.6 billion at December 29, 2007 and September 29, 2007, respectively.

Net cash provided by (used in) investing activities was $(11.0) million and $1.7 million during the three months ended December 29, 2007 and December 30, 2006, respectively.  During the first quarter of fiscal 2008, we received $26.7 million in proceeds from sales of property, plant and equipment, primarily as a result of a sale leaseback transaction. We also purchased property, plant and equipment of $37.8 million during the first quarter of fiscal 2008.

Net cash provided by (used in) financing activities was $(120.0) million and $60.5 million during the three months ended December 29, 2007 and December 30, 2006, respectively.  During the first quarter of fiscal 2008, we redeemed $120.0 million in aggregate principal amount of our Senior Floating Rate Notes due 2010 at par. Upon redemption, holders of the 2010 Notes received $120.0 million, plus $0.08 million of accrued and unpaid interest up to, but excluding, the redemption date. Unamortized finance fees of approximately $2.2 million were expensed upon redemption of the 2010 Notes.

Sales of Accounts Receivable.  Certain of our subsidiaries have entered into agreements with a financial institution that permit them to sell specified accounts receivable. Accounts receivable sales under these agreements were $292.2 million and $478.4 million for the three month periods ended December 29, 2007 and December 30, 2006, respectively. Sold receivables are subject to certain limited recourse provisions. Accounts receivable sold have been removed from our condensed consolidated balance sheets and reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

Other Liquidity Matters.  As part of our restructuring strategy, we intend to exit the PC business.  Accordingly, we are negotiating with third parties regarding the sale of certain portions of our PC business unit that includes personal business computers and industry standard servers and their related build-to-order, configure-to-order and logistics operations.  We may sell or otherwise exit the business during the next three to six months.

If we exit the business, costs would be limited primarily to a potential goodwill write-off and severance related expenses, as our related fixed assets are almost fully depreciated and our customers are generally liable for inventory.

We would expect any sale, winding down or disposition of our PC business to materially reduce our net sales, our operating income and our cash flows. The PC segment as a whole, which does not include its associated logistics activities and which may or may not reflect the business operations ultimately included in any sale, disposition or winding down, had net sales of approximately $740.2 million and $837.1 million for the three months ended December 29, 2007 and December 30, 2006, respectively.  For certain historical financial information regarding our PC segment as a whole, see note 11 of our notes to condensed consolidated financial statements included in this Form 10-Q.

We are subject to legal proceedings that could require us to make significant cash outlays in the future. We are not able to predict the outcome of these matters or the amount of cash that may be required to defend ourselves or to settle such matters.

We expect to incur approximately $65.0 million to $75.0 million of cash and non-cash charges in future periods in connection with our restructuring initiatives.

During the first quarter of fiscal 2008, we redeemed $120.0 million in aggregate principal amount of our 2010 Notes. We may consider additional redemptions of our long-term debt obligations during the remainder of fiscal 2008.  We also entered into a sale leaseback agreement for certain fixed assets of the Company, and may enter into additional sale leaseback agreements in the future. The Company is required to make future minimum lease payments of approximately $23.0 million over the next three years in conjunction with the sale leaseback transaction entered into during the first quarter of fiscal 2008.

Our liquidity is largely dependent on changes in working capital to support sales growth, investments in manufacturing inventory, facilities and equipment, and repayments of obligations under outstanding indebtedness.  Our primary sources of liquidity include cash of $941.2 million, our $500 million available revolving line of credit, and cash from operations, which includes sales of accounts receivable.

We are subject to certain financial and other covenants that, among other things, limit our ability to incur additional debt, make investments, pay dividends, and sell assets. We were in compliance with our debt covenants as of December 29, 2007. However, we may be required to seek waivers or amendments to certain covenants for our debt instruments if we are unable to comply with the requirements of the covenants.  Furthermore, if we take actions such as the divestiture of strategic assets (including a sale of our PC business) we must obtain approval from our lenders under our revolving credit facility. We may not be able to obtain such waivers or amendments on terms acceptable to the Company or at all, and these covenants may impair our ability to conduct our business or carry out our restructuring plans.

We may be required to refinance our outstanding debt in the future, and given the current illiquidity of the credit markets and other factors, we cannot be assured that we will be able to do so on acceptable terms or at all.  However, we currently have an unused line of credit of $500 million and none of our debt matures prior to fiscal 2010.  In addition to existing collateral and covenant requirements, future debt financing may require us to pledge assets as collateral and to comply with financial ratios and covenants.  Equity financing, if required, may result in dilution to stockholders.

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

•                  delay or eliminate recovery of our expenditures for inventory purchased in preparation for customer orders; and

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

We intend to exit the PC business.

As part of our restructuring strategy, we intend to exit the PC business.  Accordingly, we are negotiating with third parties regarding the sale of certain portions of our PC business unit that includes personal business computers and industry standard servers and their related build-to-order, configure-to-order and logistics operations.  We may sell or otherwise exit the business during the next three to six months.

If we exit the business, costs would be limited primarily to a potential goodwill write-off and severance related expenses, as our related fixed assets are almost fully depreciated and our customers are generally liable for inventory.

We would expect any sale, winding down or disposition of our PC business to materially reduce our net sales, our operating income and our cash flows. The PC segment as a whole, which does not include its associated logistics activities and which may or may not reflect the business operations ultimately included in any sale, disposition or winding down, had net sales of approximately $740.2 million and $837.1 million for the three months ended December 29, 2007 and December 30, 2006, respectively.  For certain historical financial information regarding our PC segment as a whole, see note 11 of our notes to condensed consolidated financial statements included in this Form 10-Q.

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

•                  economic conditions in the economy as a whole and in the electronics industry;

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

Most of our sales are generated by a small number of customers. Sales to our ten largest customers represented 60.2% of our net sales during the first quarter of fiscal 2008, and sales to two customers each accounted for more than 10% of our net sales for that period. We depend on the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycles, consolidation and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks related to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in their business, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could adversely affect our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would adversely affect our operating results.

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

We have incurred expenses related to restructuring of our operations in the past, and we anticipate incurring additional restructuring expenses during the remainder of fiscal 2008. For example, since November 2006, we have begun to focus on joint development manufacturing rather than original design manufacturing to better assist our OEM customers in developing and introducing new products to the market that are more closely aligned to the needs of their customers. In addition, we have moved, and we intend to continue moving, our operations from higher-cost to lower-cost locations to increase profitability. We have incurred unanticipated costs related to the transfer of operations to lower-cost locations, including costs related to integrating new facilities, managing operations in dispersed locations and realigning our business processes. We also have incurred costs related to workforce reductions, work stoppages and labor unrest resulting from the closure of our facilities in higher cost locations, and we may incur similar costs in the future. We expect to record additional charges related to these actions during the remainder of fiscal 2008 and beyond, but we cannot be certain as to the actual amount of the charges or the timing of their recognition for financial reporting purposes. We may need to take additional restructuring charges in the future if our business declines or improves at a slower pace than we anticipate or if the expected benefits of recently completed and currently planned restructuring activities do not materialize.

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

If we are unable to comply with covenants in various credit arrangements, our outstanding debt would become immediately payable.

As of December 29, 2007, we had approximately $1.5 billion of debt outstanding under various credit arrangements. In addition, we have a revolving credit facility of $500 million that we have used from time-to-time to fund working capital requirements on an as-needed basis. There were no borrowings outstanding under the revolving credit facility as of December 29, 2007. We also sold approximately $0.3 billion of accounts receivable during the first quarter of fiscal 2008 to help fund our working capital requirements. Our credit agreements contain financial and other covenants with which we must comply. If we are not in compliance, debt outstanding (if any) under our revolving credit facility could become immediately payable and the incurrence of additional debt would not be allowed. If we are not in compliance with our debt covenants and are unable to cure such violations or obtain waivers from our lenders, our results of operations and financial condition would be adversely affected.

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

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 76.9% of our net sales from non-U.S. operations during the first quarter of fiscal 2008, and a significant portion of our manufacturing material was provided by international suppliers during this period. During fiscal 2007, we generated 75.9% of our net sales from non-U.S. operations. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

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

In addition, our operations in certain foreign locations receive favorable income tax treatment in the form of tax holidays or other incentives. In the event that such tax holidays or other incentives are not extended, are repealed, or we no longer qualify for such programs, our results of operations and financial condition would be adversely affected.

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

A portion of our business is conducted in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect our cost of sales, operating margins and revenues. For example, we incurred foreign exchange losses due to the decline in the value of the U.S. dollar as compared to the Euro and many other currencies during fiscal 2007, fiscal 2006 and fiscal 2005. To date, these losses have not been material to our results of operations. However, we cannot predict the impact of future exchange rate fluctuations and continued fluctuations in the value of the U.S. dollar as compared to the Euro and other currencies in which we transact business could adversely affect our operating results.

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

During the quarters ended September 29, 2007, September 30, 2006 and April 2, 2005 we recorded goodwill impairment losses of $1.1 billion, $3.8 million and $600.0 million, respectively.  Declines in sales in our business, a decrease in our expected future cash flows and a decline in the Company’s stock price led us to record the $1.1 billion goodwill impairment loss in fiscal 2007.  Additionally, the factors that led us to record a write-off of our deferred tax assets, which primarily related to U.S. operations, coupled with a decline in the market price of our common stock, led us to record a $600.0 million goodwill impairment loss in fiscal 2005. In particular, the shift of operations from U.S. facilities and other facilities in high cost locations to facilities in lower-cost locations has resulted in restructuring charges and a decline in sales with respect to our U.S. operations. In the event that the results of operations do not stabilize or improve, or the market price of our common stock declines further or does not rise, we could be required to record additional goodwill impairment or other long-lived asset impairment charges during fiscal 2008 or in future periods. Although these goodwill impairment charges are of a non-cash nature, they do adversely affect our results of operations in the periods in which such charges are recorded.

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

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. We have experienced, and may continue to experience, delays in component deliveries, which in turn could cause delays in product shipments and require the redesign of certain products. In addition, if we are unable to obtain trade credit or to procure necessary components under favorable purchase terms, including at favorable prices and with the order lead-times needed for the efficient and profitable operation of our factories, our results of operations could suffer. In the past, we have experienced shortages of application-specific integrated circuits, capacitors and connectors as well as other components. We may experience component shortages from time to time in the future. Unanticipated component shortages have prevented us from making scheduled shipments to customers in the past and may do so in the future. Our inability to make scheduled shipments could cause us to experience a shortfall in revenue, increase our costs and adversely affect our relationship with the affected customer and our reputation generally as a reliable service provider. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. In addition, we may purchase components in advance of our requirements for those components as a result of a threatened or anticipated shortage. In this event, we will incur additional inventory carrying costs, for which we may not be compensated, and have a heightened risk of exposure to inventory obsolescence. As a result, component shortages could adversely affect our operating results for a particular period due to the resulting revenue shortfall and increased manufacturing or component costs.

If we manufacture or design defective products, or if our manufacturing processes do not comply with applicable statutory and regulatory requirements, demand for our services may decline and we may be subject to liability claims.

We manufacture products to our customers’ specifications, and in some cases our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, medical devices that we manufacture, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the Food and Drug Administration. In addition, our customers’ products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we manufacture or design may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or design or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in liability claims against us. The magnitude of such claims may increase as we expand our medical, automotive, and aerospace and defense manufacturing services because defects in medical devices, automotive components and aerospace and defense systems could seriously harm users of these products. Even if our customers are responsible for the defects, they may not have the resources to assume responsibility for any costs or liabilities arising from these defects.

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

We completed an investigation of our accounting for stock options in October 2006. Based on the results of this investigation on January 3, 2007, we filed a comprehensive Form 10-K for fiscal 2006 which restated our consolidated financial statements for prior years. As a result of this activity, we have become subject to the following significant risks. Each of these risks could have an adverse effect on our business, financial condition and results of operations:

•                  we are subject to significant pending civil litigation, including derivative claims made on behalf of us, the defense of which will require us to devote significant management attention and to incur significant legal expense and which litigation, if decided against members of our management or board of directors, could require them to pay substantial judgments, settlements or other penalties or could result in a termination of their services to us; and

•                  we are subject to an ongoing formal investigation by the SEC and investigations by other governmental agencies which could require significant management time and attention and cause us to incur significant accounting and legal expense, the results of which could require us or members of our management or board of directors to pay substantial fines or other penalties or could result in a termination of services to us by members of our management or board of directors

If our products are subject to warranty or liability claims, we may incur significant costs.

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

If our stock price falls below $1.00 for 30 consecutive days, our common stock could be delisted from NASDAQ.

Our stock price has been and is likely to continue to be volatile, and an investment in our common stock could decline in value.  If our common stock price closes below $1.00 per share for 30 consecutive days, we may receive notification from NASDAQ that our common stock will be delisted from NASDAQ unless the stock closes at or above $1.00 per share for at least ten consecutive days during the 180-day period following such notification.  In the future, our common stock price or our tangible net worth may fall below the NASDAQ listing requirements, or we may not comply with other listing requirements, with the result being that our common stock might be delisted.  If our common stock is delisted, we may list our common stock for trading over-the-counter. Delisting from the NASDAQ could adversely affect the liquidity and price of our common stock and it could have a long-term impact on our ability to raise future capital through the sale of our common stock.

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

We seek to mitigate default risk by investing in high quality credit securities and by positioning our investment portfolio to respond to a significant reduction in credit rating of any investment issuer, guarantor or depository. We seek to mitigate market risk by limiting the principal and investment term of funds held with any one issuer and by investing funds in marketable securities with active secondary or resale markets. As of December 29, 2007, we had short-term investments of $13.4 million related to assets held in the SCI deferred compensation plan.

On February 24, 2005, we issued 6.75% Notes with a principal balance of $400 million due in 2013. We also entered into interest rate swap agreements with four independent swap counterparties to hedge our interest rate exposures related to the 6.75% Notes. The swap agreements, with an aggregate notional amount of $400 million that expires in 2013, effectively convert the fixed interest rate obligation to a variable rate obligation and are accounted for as fair value hedges under SFAS No. 133 but are exempt from periodic assessment of hedge effectiveness under Paragraph 68 of SFAS No. 133. Under the terms of the swap agreements, we pay the independent swap counterparties an interest rate equal to the six-month LIBOR rate plus a spread ranging from 2.214% to 2.250%. In exchange, we receive a fixed rate of 6.75%. At December 29, 2007 and September 29, 2007, $2.4 million and $11.9 million, respectively, have been recorded in other long-term liabilities to record the fair value of the interest rate swap agreements, with a corresponding decrease to long-term debt, on the condensed consolidated balance sheets. The differential paid or received on the interest rate swap is recognized in earnings as an adjustment to interest expense. Interest expense for the three months ended December 29, 2007 and December 30, 2006 increased by $1.2 million and $1.1 million, respectively, as a result of the difference between the 6.75% fixed interest rate on the 6.75% Notes and the variable interest rates under the swap agreements which averaged 7.77% and 7.68% during the three months ended December 29, 2007 and December 30, 2006, respectively.

On June 12, 2007, we issued $300 million aggregate principal amount of Senior Floating Rate Notes due in 2010 (the “2010 Notes”) and $300 million aggregate principal amount of Senior Floating Rate Notes due in 2014 (the “2014 Notes”). We also entered into interest rate swap agreements with two independent swap counterparties to hedge our interest rate exposures related to our 2014 Notes. The swap agreements, with an aggregate notional amount of $300 million that expires in 2014, effectively convert the variable interest rate obligation to a fixed rate obligation and are accounted for as cash flow hedges under SFAS No. 133, subject to periodic assessment of effectiveness. Under the terms of the swap agreements, we pay the independent swap counterparties a fixed rate of 5.594%. In exchange, we receive an interest rate equal to the three-month LIBOR. These swap agreements effectively fix the interest rate on our 2014 Notes at 8.344% through 2014. At December 29, 2007 and September 29, 2007, $21.4 million and $11.4 million has been recorded in other long-term liabilities to record the fair value of the interest rate swap agreements, with a corresponding decrease to accumulated other comprehensive income, on the condensed consolidated balance sheets. Over the next 12 months, we expect to reclassify approximately $3.8 million to interest expense. Amounts in accumulated other comprehensive income (loss) will be reclassified when the hedged interest expense is realized in the condensed consolidated statement of operations. The ineffective portion of the hedges was immediately recognized in other income (expense), net, on the condensed consolidated statement of operations and was not material for the three months ended December 29, 2007.

Since our 6.75% Notes, 2010 Notes and revolving credit facility as of December 29, 2007 are floating rate debt instruments, an immediate 10% increase in interest rates at December 29, 2007 would result in an increase in annual gross interest expense of approximately $5.4 million. Similarly, an immediate 10% reduction in interest rates would result in a reduction in annual interest expense of approximately $5.4 million.

Foreign Currency Exchange Risk

We transact business in foreign countries. Our primary foreign currency cash flows are in certain Asian and European countries, Brazil, Canada and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less. Further, these contracts are not designated as part of a hedging relationship in accordance with SFAS No. 133. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the condensed consolidated statements of operations. At December 29, 2007 and September 29, 2007, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $276.6 million and $279.5 million, respectively. The net impact of an immediate 10% change in exchange rates would not be material to our condensed consolidated financial statements.

We also utilize foreign currency forward and option contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from portions of forecasted sales, cost of sales and expenses denominated in currencies other than the U.S. dollar. These contracts are typically less than 12 months in duration. Further, these contracts are accounted for as cash flow hedges under SFAS No. 133, subject to periodic assessment of effectiveness. At December 29, 2007 and September 29, 2007, we had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $16.4 million and $30.0 million, respectively.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) were effective as of December 29, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding timely disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In all of these actions, the derivative plaintiffs allege that they are our shareholders and purport to bring the actions on our behalf and for our benefit. This is why we are a “nominal defendant” party to each of these actions; no relief is sought against us in these lawsuits and any recovery (net of any court award of attorneys’ fees and costs to derivative plaintiffs’ counsel) would belong to us. As previously disclosed, the list of defendants varies from action to action and includes 29 different current and former directors and officers of the Company. The derivative plaintiffs allege generally that the individual defendants manipulated the grant dates of our stock options between 1994 and 2006, allegedly in breach of duties owed to us and our shareholders, causing us to report our financial results inaccurately and resulting in harm to us. Plaintiffs seek money damages against the individual defendants, an accounting for damages allegedly caused by the individual defendants, disgorgement of profits allegedly improperly obtained by the defendants, and various other types of equitable and injunctive relief. In August 2006, our Board of Directors created a Special Litigation Committee comprised of directors Alain A. Couder and Peter J. Simone, and vested that committee with the full authority on our behalf to investigate the claims asserted by the derivative plaintiffs, and to determine what action should be taken with respect to the shareholder derivative actions including without limitation whether we should pursue claims against the named defendants or other persons. The Special Litigation Committee’s investigation is substantially concluded although it has not yet issued a formal report. The courts have scheduled status conferences in the federal and state cases for March. The parties are engaged in discussions regarding the possibility of reaching an appropriate resolution of the litigations in light of the Special Litigation Committee’s tentative conclusions. Although the shareholder derivative lawsuits do not seek damages or other relief against us, we do owe certain indemnification obligations to our current and former directors, officers and employees involved with the stock option-related proceedings, particularly to the extent that individuals are found not to have engaged in any wrongdoing. We have recorded an estimated minimum liability, the amount of which is not material, for this matter as of December 29, 2007.

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

A non-US governmental entity has made a claim for penalties against us asserting that we did not comply with bookkeeping rules in accordance with applicable tax regulations.  We have provided documents that we believe demonstrate our compliance with these tax regulations.  We have appealed the penalties in administrative court, and have not paid the penalties pending review by the court.  The administrative court has not indicated when it will issue a decision. We believe we have a meritorious position in this matter and that we will prevail in our appeal.

Item 6.  Exhibits

(a)       Exhibits

Refer to item (c) below.

(c)          Exhibits

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.

3.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.

3.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.

3.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.

3.2(5)	Amended and Restated Bylaws of the Registrant, dated June 4, 2007.

10.1

Form of First Amendment to the Revolving Trade Receivables Purchase Agreement, dated as of September 21, 2007, among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, Sanmina-SCI Corporation and Sanmina-SCI UK Ltd., as Servicers, the several banks and other financial institutions or entities from time to time party thereto, as Purchasers, and Deutsche Bank AG New York Branch, as Administrative Agent, dated November 26, 2007.

31.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4)          Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on August 10, 2001.

(5)          Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-Q for the fiscal quarter ended June 30, 2007, filed August 6, 2007.

SANMINA-SCI CORPORATION

SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANMINA-SCI CORPORATION
(Registrant)

	By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer

Date: January 31, 2008

	By:	/s/ DAVID L. WHITE
David L. White
Executive Vice President and
Chief Financial Officer

Date: January 31, 2008

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.

3.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.

3.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.

3.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.

3.2(5)	Amended and Restated Bylaws of the Registrant, dated June 4, 2007.

10.1

Form of First Amendment to the Revolving Trade Receivables Purchase Agreement, dated as of September 21, 2007, among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, Sanmina-SCI Corporation and Sanmina-SCI UK Ltd., as Servicers, the several banks and other financial institutions or entities from time to time party thereto, as Purchasers, and Deutsche Bank AG New York Branch, as Administrative Agent, dated November 26, 2007.

31.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4)          Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on August 10, 2001.

(5)          Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-Q for the fiscal quarter ended June 30, 2007, filed August 6, 2007.