Form 10-Q
period 2008-03-29
SANMINA-SCI CORP
filed 2008-05-06
CIK 897723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☒

As of April 30, 2008, there were 530,860,783 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 29,	September 29,
	2008	2007
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$860,550	$933,424
Accounts receivable, net of allowances of $5,451 and $4,044 at March 29, 2008 and September 29, 2007, respectively	1,225,755	1,218,375
Inventories	949,922	1,059,856
Prepaid expenses and other current assets	137,253	167,038
Assets held for sale (including assets related to discontinued operations)	114,574	36,764
Total current assets	3,288,054	3,415,457
Property, plant and equipment, net	596,756	609,394
Goodwill	512,635	510,669
Other	138,814	134,435
Total assets	$4,536,259	$4,669,955
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,407,473	$1,450,705
Accrued liabilities	217,932	203,941
Accrued payroll and related benefits	146,450	142,436
Liabilities – discontinued operations	1,248	—
Total current liabilities	1,773,103	1,797,082
Long-term liabilities:
Long-term debt	1,490,540	1,588,072
Other	118,669	111,654
Total long-term liabilities	1,609,209	1,699,726
Commitments and contingencies (Note 9)
Stockholders’ equity	1,153,947	1,173,147
Total liabilities and stockholders’ equity	$4,536,259	$4,669,955

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,817,431	$1,788,028	$3,595,571	$3,710,590
Cost of sales	1,692,786	1,674,533	3,341,997	3,455,508
Gross profit	124,645	113,495	253,574	255,082
Operating expenses:
Selling, general and administrative	79,336	89,062	168,414	180,407
Research and development	4,253	8,971	8,859	17,933
Restructuring costs	48,019	17,479	54,798	22,181
Amortization of intangible assets	1,650	1,611	3,300	3,261
Total operating expenses	133,258	117,123	235,371	223,782

Operating income (loss) from continuing operations	(8,613)	(3,628)	18,203	31,300

Interest income	5,229	8,671	11,446	19,571
Interest expense	(31,611)	(45,780)	(66,974)	(89,111)
Other income (expense), net	4,272	(553)	(368)	10,408
Interest and other expense, net	(22,110)	(37,662)	(55,896)	(59,132)

Loss from continuing operations before income taxes	(30,723)	(41,290)	(37,693)	(27,832)
Provision for income taxes	9,214	4,637	11,697	13,371
Net loss from continuing operations	(39,937)	(45,927)	(49,390)	(41,203)
Income from discontinued operations, net of tax	15,523	19,795	32,892	43,320
Net income (loss)	$(24,414)	$(26,132)	$(16,498)	$2,117

Basic income (loss) per share from:
Continuing operations	$(0.08)	$(0.09)	$(0.09)	$(0.08)
Discontinued operations	$0.03	$0.04	$0.06	$0.08
Net income (loss)	$(0.05)	$(0.05)	$(0.03)	$0.00

Diluted income (loss) per share from:
Continuing operations	$(0.08)	$(0.09)	$(0.09)	$(0.08)
Discontinued operations	$0.03	$0.04	$0.06	$0.08
Net income (loss)	$(0.05)	$(0.05)	$(0.03)	$0.00

Weighted average shares used in computing per share amounts:
Basic and diluted	530,747	527,101	530,200	527,106

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 29, 2008	March 31, 2007
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$(16,498)	$2,117
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	52,045	59,713
Non-cash restructuring costs (recovery)	1,910	(3,753)
Provision for doubtful accounts	1,809	1,242
Stock-based compensation expense	7,285	6,054
Gain on disposals of property, plant and equipment, net	(179)	(6,312)
Write-off of deferred financing costs in connection with redemption of debt	2,238	—
Proceeds from sales of accounts receivable	552,002	976,868
Deferred income taxes	(3,281)	105
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(552,070)	(852,773)
Inventories	55,991	108,349
Prepaid expenses and other assets	255	3,177
Accounts payable, accrued liabilities and other long-term liabilities	(25,880)	(172,141)
Cash provided by operating activities	75,627	122,646
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of investments	(576)	(729)
Proceeds from maturities of short-term investments	11,482	2,135
Purchases of property, plant and equipment	(73,419)	(40,398)
Proceeds from sales of property, plant and equipment	26,939	30,819
Cash paid for businesses acquired, net of cash acquired	(4,264)	(4,172)
Cash used in investing activities	(39,838)	(12,345)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of issuance costs	—	593,409
Repayment of long-term debt	(120,000)	(525,000)
Cash provided by (used in) financing activities	(120,000)	68,409
Effect of exchange rate changes on cash and cash equivalents	11,337	(6,447)
Increase (Decrease) in cash and cash equivalents	(72,874)	172,263
Cash and cash equivalents at beginning of period	933,424	491,829
Cash and cash equivalents at end of period	$860,550	$664,092

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$63,474	$79,161
Income taxes (excludes refunds of $2.8 million and $3.2 million for the six months ended March 29, 2008 and March 31, 2007, respectively)	$15,342	$20,966

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

The Company intends to sell its personal computing and associated logistics business (“PC Business”) and, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), has reflected the PC Business as a discontinued operation in the condensed consolidated financial statements for all periods presented.

On February 17, 2008, the Company entered into an Asset Purchase and Sale Agreement with Foxteq Holdings, Inc. (“Foxteq”), pursuant to which Foxteq agreed to purchase certain assets and assume certain liabilities related to a portion of the Company’s PC Business. The agreement is expected to close in the Company’s fourth fiscal quarter ending September 27, 2008. See Note 12 for a discussion of Discontinued Operations.

On April 25, 2008, the Company entered into an Asset Purchase Agreement with Lenovo International Limited (“Lenovo”), pursuant to which Lenovo agreed to purchase certain assets and assume certain liabilities related to the Company’s PC Business located in Monterrey, Mexico. The transaction is expected to close in the Company’s third fiscal quarter ending June 28, 2008. See Note 12 for a discussion of Discontinued Operations.

Assets of the PC Business that are being sold to Foxteq or Lenovo have been presented with and included as assets held for sale in the condensed consolidated balance sheet as of March 29, 2008. Unless noted otherwise, the following discussions in the notes to consolidated financial statements pertain to continuing operations.

Results of operations for the six months ended March 29, 2008 are not necessarily indicative of results that may be expected for the full fiscal year.

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

The condensed consolidated balance sheet as of September 29, 2007 reflects a reclassification of $36.8 million from prepaid expenses and other current assets to assets held for sale, relating to real estate that is actively being marketed for sale as a result of the Company’s restructuring activities. This reclassification was made to conform to the current period’s condensed consolidated balance sheet presentation.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133. SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and the related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 will be effective for the Company’s financial statements issued in fiscal 2009. The Company is currently assessing the possible impact of SFAS No. 161 on its results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141(R) requires that the purchase method be used for all business combinations. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires capitalization of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in-process research and development related intangibles. SFAS 141(R) is effective for the Company’s business combinations for which the acquisition date is on or after the beginning of fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for the Company’s financial statements issued in fiscal 2010. The Company is currently assessing the possible impact of SFAS No. 160 on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS No. 159 is expected to expand the use of fair value accounting, but does not affect existing standards that require certain assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company’s financial statements issued in fiscal 2009. The Company is currently assessing the possible impact of SFAS No. 159 on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Certain provisions of SFAS No. 157 are effective for the Company’s financial statements issued in fiscal 2009 and other provisions are effective in fiscal 2010. The Company is currently assessing the possible impact of SFAS No. 157 on its results of operations and financial position.

Note 2.  Stock-Based Compensation

Stock compensation expense was as follows:

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(In thousands)		(In thousands)
Cost of sales	$1,581	$1,117	$3,281	$2,074
Selling, general & administrative	2,077	2,100	3,557	3,599
Research and development	80	101	177	196
Continuing operations	3,738	3,318	7,015	5,869
Discontinued operations	140	101	270	185
Total	$3,878	$3,419	$7,285	$6,054

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(In thousands)		(In thousands)
Stock options	$2,027	$790	$3,954	$1,649
Restricted stock awards	209	1,789	57	3,231
Restricted stock units	1,502	739	3,004	989
Continuing operations	3,738	3,318	7,015	5,869
Discontinued operations	140	101	270	185
Total	$3,878	$3,419	$7,285	$6,054

At March 29, 2008, an aggregate of 58.4 million shares were authorized for future issuance under our stock plans, which includes stock options, employee stock purchase plan and restricted stock awards. A total of 3.9 million shares of common stock were available for grant under our stock plans as of March 29, 2008. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

Stock Options

The Company’s stock option plans provide employees the right to purchase common stock.  The Company’s policy is that the grant price be equal to the fair market value of such shares on the grant date. The Company recognizes compensation expense for such awards over the vesting period. The contractual term of all options is ten years. For option grants made prior to the adoption of SFAS No. 123R on October 2, 2005, the Company recognizes compensation expense using the multiple option approach.

For option grants made subsequent to the adoption of SFAS No. 123R, the Company recognizes compensation expense ratably (straight-line) over the vesting period.  The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model with the assumptions noted in the table below. The expected life of an option is estimated based primarily on observed historical exercise patterns. Expected volatility is estimated using an equally-weighted blend of historical volatility over the expected life of the options and implied volatilities from traded options on our stock having a life of more than six months. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The dividend yield reflects the Company’s history and intention of not paying dividends.

Assumptions used to estimate the fair value of stock options granted were as follows:

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Volatility	60.2%	53.8%	59.1%	55.1%
Risk-free interest rate	2.91%	4.67%	3.39%	4.64%
Dividend yield	0%	0%	0%	0%
Expected life of options	5.0 years	5.5 years	5.0 years	5.5 years

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value of In-The-Money Options
		($)	(Years)	($)
Outstanding, September 29, 2007	43,033,704	6.10	7.50	28,921
Granted	4,663,000	1.98
Exercised	—	—
Cancelled/Forfeited/Expired	(3,203,101)	6.63
Outstanding, December 29, 2007	44,493,603	5.63	7.76	7,802
Exercisable, December 29, 2007	16,763,233	9.76	5.02	677
Granted	5,359,384	1.43
Exercised	—	—
Cancelled/Forfeited/Expired	(1,421,517)	5.74
Outstanding, March 29, 2008	48,431,470	5.16	7.77	1,018,667
Vested and expected to vest, March 29, 2008	41,653,639	5.54	7.52	800,672
Exercisable, March 29, 2008	16,759,361	9.57	4.87	—

The weighted-average grant date fair value of stock options granted during the three and six months ended March 29, 2008 was $0.76 and $0.90, respectively. The weighted-average grant date fair value of stock options granted during the three and six months ended March 31, 2007, was $1.99 and $2.00, respectively. No stock options were exercised during these periods. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options based on the Company’s closing stock price of $1.62 as of March 28, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 29, 2008, there was $30.2 million of total unrecognized compensation expense related to stock options. This amount is expected to be recognized over a weighted average period of 4.31 years.

Restricted Stock Awards

The Company grants awards of restricted stock to executive officers, directors and certain management employees. These awards vest over periods ranging from one to four years.   Compensation expense associated with these awards is measured using the Company’s closing stock price on the date of grant and is recognized ratably over the vesting period.

There were no restricted stock awards granted during the three and six months ended March 29, 2008 or March 31, 2007. At March 29, 2008, the amount of unrecognized compensation expense related to restricted stock awards was not material.

Activity related to the Company’s non-vested restricted stock was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
		($)
Nonvested at September 29, 2007	2,686,561	10.54
Granted	—	—
Vested	(2,420,000)	10.98
Forfeited	—	—
Nonvested at December 29, 2007	266,561	6.57
Granted	—	—
Vested	(101,561)	5.90
Forfeited	—	—
Nonvested at March 29, 2008	165,000	6.97

Restricted Stock Units

The Company issues restricted stock units to executive officers, directors and certain management employees. These awards vest over periods ranging from one to four years. The units are automatically exchanged for shares at each vesting date. Compensation expense associated with these awards is measured using the Company’s closing stock price on the date of grant and is recognized ratably over the vesting period.

There were 384,585 and 444,585 restricted stock units granted during the three and six months ended March 29, 2008 with a weighted-average grant date fair value of $1.63 for both periods.  There were 4,627,074 restricted stock units granted during the three and six months ended March 31, 2007 with a weighted-average grant date fair value of $3.55 for both periods. At March 29, 2008, unrecognized compensation expense related to restricted stock units was approximately $10.8 million. This amount is expected to be recognized over a weighted average period of 1.65 years. The number of shares granted, but unreleased, was approximately 5.0 million as of March 29, 2008.

Activity with respect to the Company’s nonvested restricted share units was as follows:

	Number of Shares	Weighted- Grant Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic
		($)	(Years)	($)
Non-vested restricted stock units at September 29, 2007	6,055,290	3.71	1.84	12,837,215
Granted	60,000	1.65
Vested	(37,596)	1.95
Cancelled	(249,000)	4.07
Non-vested restricted stock units at December 29, 2007	5,828,694	3.67	1.61	10,724,797
Granted	384,585	1.63
Vested	(1,130,689)	1.56
Cancelled	(45,166)	4.75
Non-vested restricted stock units at March 29, 2008	5,037,424	3.55	1.65	8,160,627
Non-vested restricted stock units expected to vest at March 29, 2008	4,108,816	3.57	1.65	6,656,283

Performance Restricted Stock Plan

In fiscal 2006, the Company’s Compensation Committee approved the issuance of approximately 2.5 million performance restricted stock units at a weighted-average grant date fair value of $4.02 per unit to selected executives and other key employees. The units are automatically exchanged for vested shares when certain performance targets are met.

The Company did not recognize compensation expense for the performance restricted stock units for the three and six months ended March 29, 2008 and March 31, 2007 since the Company did not meet the prescribed performance levels. As of March 29, 2008, unrecognized compensation expense to be recognized over the remaining one-year vesting term, assuming performance targets are achieved, was approximately $2.2 million.

Note 3.  Income Taxes

The provision for income taxes has been determined in accordance with FAS 109, Accounting for Income Taxes, Accounting Principles Board 28 (“APB 28”), Interim Financial Reporting, and FASB Interpretation 18 (“FIN 18), Accounting for Income Taxes in Interim Periods. FAS 109 requires that the amount of income tax expense or benefit be allocated among continuing operations, discontinued operations, other comprehensive income, and items charged or credited directly to stockholders’ equity. The amount allocated to continuing operations is the tax effect of the pretax income or loss from continuing operations that occurred during the year, plus or minus income tax effects of changes in circumstances that cause a change in judgment about the realization of deferred tax assets in future years and changes in tax laws or rates. The effective tax rate for the three months ended March 29, 2008 was 30.0%, compared to 11.2% for the three months ended March 31, 2007. The effective tax rate for the six months ended March 29, 2008 was 31.0%, compared to 48.0% for the six months ended March 31, 2007.

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

There was no cumulative effect of adopting FIN 48. Upon adoption of FIN 48, the Company decreased income taxes payable by $18.8 million and increased long-term income tax liabilities by the same amount based on its expectation that no cash payments will be made within 12 months. Of this amount, $18.2 million would, if recognized, affect the Company’s effective tax rate.

As of March 29, 2008, the Company had $21.3 million of gross unrecognized tax benefits, of which $20.6 million would, if recognized, affect the Company’s effective tax rate.

Consistent with years prior to the adoption of FIN 48, the Company’s accounting policy is to classify interest and penalties on unrecognized tax benefits as income tax expense. As of the date of adoption of FIN 48, the Company had accrued $2.7 million for the payment of interest and penalties relating to unrecognized tax benefits. The Company accrued an additional $0.4 million and $0.8 million of interest expense related to income tax liabilities during the three and six months ended March 29, 2008, respectively.

The Company files U.S. federal, U.S. state, and foreign tax returns.  The Company is generally no longer subject to tax examinations for years prior to 2003 for U.S. federal and state purposes, and for years prior to 2001 in foreign countries.

The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Note 4.  Inventories

Components of inventories were as follows:

	As of
	March 29, 2008	September 29, 2007
	(In thousands)
Raw materials	$671,233	$770,208
Work-in-process	147,984	146,675
Finished goods	130,705	142,973
Total	$949,922	$1,059,856

Note 5.  Goodwill and Other Intangibles Assets

The Company intends to sell its PC Business and has accounted for this business as a discontinued operation beginning in the quarter ended March 29, 2008. See Note 12 for a discussion of Discontinued Operations.

Goodwill was as follows:

	As of September 29, 2007	Goodwill Addition	As of March 29, 2008
	(In thousands)
Electronic Manufacturing Services reporting unit	$478,647	$1,966	$480,613
Discontinued operations	32,022	—	32,022
Total	$510,669	$1,966	$512,635

Goodwill increased from $510.7 million as of September 29, 2007 to $512.6 million as of March 29, 2008 due to an increase of $1.9 million in foreign currency translation adjustments. Goodwill related to discontinued operations will be reduced to zero upon completion of the sale of the PC Business.

Gross and net carrying values of other intangible assets was as follows:

	As of March 29, 2008				As of September 29, 2007
	Gross Carrying Amount	Impairment of Intangibles	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment of Intangibles	Accumulated Amortization	Net Carrying Amount
				(In thousands)
Other Intangible assets	$72,106	$(7,928)	$(45,764)	$18,414	$72,106	$(7,928)	$(41,960)	$22,218

The decrease in other intangible assets from September 29, 2007 to March 29, 2008 was due primarily to amortization. Intangible asset amortization expense for the six months ended March 29, 2008 and March 31, 2007 was approximately $3.8 million and $3.7 million, respectively (including $0.5 million reported in cost of sales for both periods).

Estimated future annual amortization of other intangible assets as of March 29, 2008 was as follows:

Fiscal Years:	(In thousands)
2008 (remainder)	$3,769
2009	4,992
2010	2,957
2011	2,866
2012	2,113
Thereafter	1,717
$18,414

Note 6.  Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting of comprehensive income and its components.  Comprehensive income includes certain items that are reflected in stockholders’ equity, but not included in results of operations.

Other comprehensive income, net of tax as applicable, for the three and six months ended March 29, 2008 and March 31, 2007 was as follows:

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(In thousands)
Net income (loss)	$(24,414)	$(26,132)	$(16,498)	$2,117
Other comprehensive income (loss):
Foreign currency translation adjustment	8,390	(766)	14,961	4,989
Unrealized holding losses on derivative financial instruments	(13,420)	(16)	(23,419)	(16)
Minimum pension liability	(1,431)	(321)	(1,460)	26
Comprehensive income (loss)	$(30,875)	$(27,235)	$(26,416)	$7,116

Foreign currency translation adjustments for the three months ended March 29, 2008 were primarily attributable to a weakening of the US dollar against the Euro and other foreign currencies.

The net unrealized loss on derivative financial instruments as of March 29, 2008 was primarily related to the Company’s interest rate swap agreements associated with its Senior Floating Rate Notes due in 2014 (“2014 Notes”). These swap agreements are being accounted for as cash flow hedges; accordingly, changes in fair value are recorded in other comprehensive income and recognized in earnings when the hedged interest expense is recognized.  The 2014 Notes were issued during the third quarter of fiscal 2007.

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	March 29,	September 29,
	2008	2007
	(In thousands)
Foreign currency translation adjustments	$88,925	$73,963
Unrealized holding losses on derivative financial instruments	(34,795)	(11,376)
Unrecognized net actuarial loss and transition cost for pension plans	(2,987)	(1,527)
Total accumulated other comprehensive income	$51,143	$61,060

Note 7.  Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and dilutive potential common shares outstanding during the period.

Basic and diluted net income (loss) per share were calculated as follows:

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(In thousands, except per share data)
Numerator:
Net loss from continuing operations	$(39,937)	$(45,927)	$(49,390)	$(41,203)
Income from discontinued operations, net of tax	15,523	19,795	32,892	43,320
Net income (loss)	$(24,414)	$(26,132)	$(16,498)	$2,117

Denominator:
Weighted average number of shares—basic and diluted	530,747	527,101	530,200	527,106

Basic and diluted income (loss) per share from:
—Continuing operations	$(0.08)	$(0.09)	$(0.09)	$(0.08)
—Discontinued operations	$0.03	$0.04	$0.06	$0.08
—Net income (loss)	$(0.05)	$(0.05)	$(0.03)	$0.00

The following table presents weighted average potentially dilutive securities that were excluded from the above calculation of diluted net income per share since their inclusion would have an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Dilutive securities:
Employee stock options	44,609,718	47,019,207	43,853,721	47,499,152
Restricted awards and units	4,346,410	7,072,236	4,794,504	5,766,573
Shares issuable upon conversion of 3% notes	—	—	—	11,639,694
Total anti-dilutive shares	48,956,128	54,091,443	48,648,225	64,905,419

In addition, for the three months ended March 31, 2007, after-tax interest expense of $2.3 million on convertible subordinated notes, and the related share equivalents of 11,639,694 upon conversion of the debt, were not included in the computation of diluted income per share because to do so would have been anti-dilutive. The notes were repaid in full during fiscal 2007. After-tax interest expense of $5.0 million related to the 3% Convertible Subordinated Notes for the six months ended March 31, 2007 was not included in the computation of diluted income per share because to do so would have been anti-dilutive.

Note 8.  Debt

Long-term debt consisted of the following:

	As of
	March 29, 2008	September 29, 2007
	(In thousands)
$300 Million Senior Floating Rate Notes due 2010	$180,000	$300,000
$300 Million Senior Floating Rate Notes due 2014	300,000	300,000
8.125% Senior Subordinated Notes due 2016	600,000	600,000
6.75% Senior Subordinated Notes due 2013	400,000	400,000
Interest Rate Swaps	10,540	(11,928)
Total long-term debt	$1,490,540	$1,588,072

On December 18, 2007, the Company redeemed $120.0 million in aggregate principal amount of its Senior Floating Rate Notes (“2010 Notes”) at par. Upon redemption, holders of the 2010 Notes received $120.0 million, plus $0.08 million of accrued and unpaid interest. Unamortized finance fees of approximately $2.2 million were expensed upon redemption of the 2010 Notes.

The Company is subject to certain financial and other covenants that, among other things, limit the Company’s ability to incur additional debt, make investments, pay dividends, and sell assets.  The Company was in compliance with its debt covenants as of March 29, 2008.

Note 9.  Commitments and Contingencies

Litigation and other contingencies.  The Company is involved in a shareholder derivative action, and has received a subpoena from the U.S. Attorney’s office and a formal order of investigation from the Securities and Exchange Commission (“SEC”). At this time, the Company cannot predict what effect these matters may have. The amount of reserves relating to these matters as of March 29, 2008 was not material.

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

Warranty Reserve.  The following tables present information with respect to the warranty reserve, which is included in accrued liabilities in the condensed consolidated balance sheets:

Balance as of			Balance as of
September 29,	Additions to	Accrual	March 29,
2007	Accrual	Utilized	2008
	(In thousands)
$23,094	$10,567	$(10,673)	$22,988

Balance as of			Balance as of
September 30,	Additions to	Accrual	March 31,
2006	Accrual	Utilized	2007
	(In thousands)
$16,442	$10,351	$(10,587)	$16,206

Environmental Matters.  Primarily as a result of certain acquisitions, the Company has exposures associated with environmental contamination at certain facilities. These exposures include ongoing investigation and remediation activities at a number of sites. The Company uses an environmental consultant to assist in evaluating the environmental costs of companies acquired as well as those associated with the Company’s ongoing operations, site contamination issues and historical disposal activities in order to establish appropriate accruals in the Company’s financial statements.

Sale-leaseback.  During the first six months of fiscal 2008, the Company entered into a sale leaseback transaction for certain fixed assets.  In connection with the transaction, fixed assets were sold for $26.5 million and simultaneously leased back under an operating lease for a period of three years.  Future minimum lease payments of $21.1 million are required during the lease term.

Note 10.  Restructuring Costs

Costs associated with restructuring activities, other than those activities related to business combinations, are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 112, Employers’ Accounting for Postemployment Benefits, as applicable. Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable based on the Company’s policy with respect to severance payments. For all other restructuring costs, a liability is recognized in accordance with SFAS No. 146 only when incurred.  Costs associated with restructuring activities related to business combinations are accounted for in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

During the first quarter of fiscal 2007, the Company began Phase IV of its multi-phase restructuring strategy. Due to the immateriality of the remaining accrual balances related to prior phases, all phases have been combined for disclosure purposes.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts:

	Employee	Leases and	Impairment
	Termination /	Facilities	of Fixed
	Severance and	Shutdown and	Assets or
	Related	Consolidation	Redundant Fixed
	Benefits	Costs	Assets
	Cash	Cash	Non-Cash	Total
	(In thousands)
Balance at September 30, 2006	$21,349	$9,804	$—	$31,153
Charges (recovery) to operations	35,168	11,195	(831)	45,532
Charges recovered (utilized)	(47,872)	(12,132)	831	(59,173)
Reversal of accrual	(2,505)	(441)	—	(2,946)
Balance at September 29, 2007	6,140	8,426	—	14,566
Charges to operations	2,300	3,346	1,232	6,878
Charges utilized	(3,647)	(4,281)	(1,232)	(9,160)
Reversal of accrual	(99)	—	—	(99)
Balance at December 29, 2007	4,694	7,491	—	12,185
Charges to operations	41,512	5,903	678	48,093
Charges utilized	(3,879)	(7,068)	(678)	(11,625)
Reversal of accrual	(74)	—	—	(74)
Balance at March 29, 2008	$42,253	$6,326	$—	$48,579

During the three months ended March 29, 2008, the Company announced closure of a facility in Western Europe. Due to closure of this facility , the Company expects to incur costs of approximately $45.0 million to $50.0 million, consisting primarily of severance and other termination benefits for approximately 300 employees who were notified of their termination in April 2008. In connection with this announcement, the Company recorded restructuring costs of $35.8 million during the three months ended March 29, 2008, of which $35.3 million relates to severance and other termination benefits.

During the three and six months ended March 29, 2008, the Company recorded restructuring charges for employee termination benefits for approximately 1,000 terminated employees and 1,500 terminated employees, respectively.  The Company expects to pay remaining facilities related restructuring liabilities of $6.3 million through 2010, and the majority of severance costs of $42.3 million during the remainder of fiscal 2008. Of these amounts, $46.3 million was included in accrued liabilities and $2.3 million was included in other long-term liabilities on the condensed consolidated balance sheet.

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

Note 11.  Business Segment, Geographic and Customer Information

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. As a result of the planned sale of its PC Business, the Company has only one reportable segment.

For the three months ended March 29, 2008, one customer represented 10.4% of consolidated revenue. For the six months ended March 29, 2008, no customer represented more than 10% of total consolidated revenues.

The following summarizes financial information by geographic segment:

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(In thousands)
Net sales:
Domestic	$581,755	$616,117	$1,161,322	$1,287,023
International	1,235,676	1,171,911	2,434,249	2,423,567
Total net sales	$1,817,431	$1,788,028	$3,595,571	$3,710,590

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(In thousands)
Operating Income:
Domestic	$2,276	$(6,488)	$13,353	$(1,375)
International	(10,889)	2,860	4,850	32,675
Total operating income (loss)	$(8,613)	$(3,628)	$18,203	$31,300

Note 12.  Discontinued Operations and Assets Held for Sale

The Company’s PC Business consists of three customers, one of whom transitioned their business during the three months ended March 29, 2008 to a new third-party contract manufacturing provider as a result of the Company’s decision to exit the PC Business. The remaining portion of the Company’s PC Business is expected to be sold in two separate transactions.

Foxteq Transaction

On February 17, 2008, the Company entered into an Asset Purchase and Sale Agreement (“Purchase Agreement”) with Foxteq Holdings, Inc. (“Foxteq”), pursuant to which Foxteq will purchase certain assets of the Company’s PC Business located in Hungary, Mexico and the United States for total consideration equal to the net book value of the assets being sold plus a specified premium. In addition, Foxteq has agreed to pay the Company a contingent payment based on certain revenues generated during the 12 months following the closing date of the transaction. The Company anticipates that the proceeds from the sale will be between $80 million and $90 million, depending on the net book value of the assets at the time of the closing.

The Purchase Agreement contains customary representations and warranties, covenants by the Company regarding operation of the portion of the PC Business being purchased by Foxteq between the signing of the Purchase Agreement and the closing of the transaction, and indemnification provisions whereby each party agrees to indemnify the other, subject to certain limitations, for breaches of representations and warranties, breaches of covenants and other matters. In addition, subject to certain conditions, the Purchase Agreement provides that the Company will reimburse Foxteq for certain severance obligations relating to employees terminated by Foxteq within three months following the closing of the transaction or if Foxteq terminates certain other employees within twelve months following the closing of the transaction. The Company has also agreed to license to Foxteq certain technologies related to the operation of the PC Business.

The transaction is subject to customary closing conditions, including those relating to the accuracy of representations and warranties, compliance with covenants, absence of any material adverse changes and the receipt of required regulatory and contractual approvals.  The transaction is expected to close in the Company’s fourth fiscal quarter ending September 27, 2008.

Lenovo Transaction

On April 25, 2008, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with Lenovo (Singapore) Pte. Ltd. and Lenovo Centro Tecnologico, SdeRL de C.V. (“Lenovo”), pursuant to which Lenovo agreed to purchase certain assets and assume certain liabilities related to the Company’s PC Business located in Monterrey, Mexico for total consideration equal to the net book value of the assets being sold plus a specified premium. The transaction is expected to close in the Company’s third fiscal quarter ending June 28, 2008.

The Purchase Agreement contains customary representations and warranties, covenants by the Company regarding the operation of the business between the signing of the Purchase Agreement and the closing of the transaction, and indemnification provisions whereby each party agrees to indemnify the other for breaches of representations and warranties, breaches of covenants and other matters.

The transaction is subject to certain closing conditions, including those relating to the accuracy of representations and warranties, compliance with covenants, absence of any material adverse changes, the receipt of contractual approvals, acceptance of employment with Lenovo of  a specified number of employees of the Company, amendment of certain Company contracts and entry into a transition services agreement among the Company, Lenovo and Foxteq for the provision of certain transitional services by Foxteq for a limited period following the closing of the transaction. The transaction is expected to close in the Company’s third fiscal quarter ending June 28, 2008.

The Company will continue to operate its PC Business until the sales transactions discussed above have been completed. Additionally, the Company expects that it or its assignor will provide certain transitional engineering, information technology and accounting services to the buyers for a period of approximately twelve months after the closing of the Lenovo transaction.

As of March 29, 2008, the Company concluded that the sale of its PC Business was probable and that all criteria under FAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, regarding assets held for sale and discontinued operations accounting had been met. Accordingly, the Company has reflected its PC Business as a discontinued operation in the condensed consolidated financial statements for all periods presented. The Company does not expect to realize a significant gain or loss in connection with the sale of its PC Business.

The financial results of the PC Business reported as a discontinued operation were as follows:

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(In thousands)
Revenue of discontinued operations	$586,699	$823,661	$1,341,485	$1,679,889
Income from discontinued operations	$17,329	$18,323	$36,807	$41,928
Income tax (benefit) expense	1,806	(1,472)	3,915	(1,392)
Net income from discontinued operations	$15,523	$19,795	$32,892	$43,320

The provision for income taxes has been determined in accordance with FAS 109, Accounting for Income Taxes, Accounting Principles Board 28 (“APB 28”), Interim Financial Reporting, and FASB Interpretation 18 (“FIN 18), Accounting for Income Taxes in Interim Periods. FAS 109 requires that the amount of income tax expense or benefit be allocated among continuing operations, discontinued operations, other comprehensive income, and items charged or credited directly to stockholders’ equity. The amount allocated to continuing operations is the tax effect of the pretax income or loss from continuing operations that occurred during the year, plus or minus income tax effects of changes in circumstances that cause a change in judgment about the realization of deferred tax assets in future years and changes in tax laws or rates. The portion of income tax expense or benefit that remains after allocation to continuing operations is then allocated to discontinued operations, other comprehensive income and items charged or credited directly to stockholders’ equity.

The Company is only selling certain assets and liabilities of the PC Business. Assets of the PC Business that are expected to be sold have been reflected as assets held for sale in the condensed consolidated balance sheet as of March 29, 2008. Liabilities to be assumed by the buyers of the PC Business have been reflected as “liabilities – discontinued operations” in the condensed consolidated balance sheet as of March 29, 2008.

Additionally, the Company has other assets, primarily buildings, not related to its PC Business that are also classified as held for sale in the condensed consolidated balance sheet. Any gains or losses realized on sales of these assets, or write-downs of the assets to fair value less costs to sell, will be recorded as restructuring costs in the condensed consolidated statement of operations.

As discussed above, the Company is not selling all assets and liabilities of its PC Business. The primary asset of the PC Business that is not being sold is accounts receivable generated by the PC Business through the date of closing of the Foxteq and Lenovo transactions. The Company will continue to collect these receivables in the normal course of business. Goodwill associated with the PC Business will be included in determination of the gain or loss on sale at the time the sale is completed. With respect to other assets not being sold in conjunction with the sale of the PC Business, the Company will either utilize these assets in its continuing operations or seek other buyers for them. Additionally, accounts payable and other accrued liabilities not being sold will be settled by the Company in the normal course of business.

The table below presents information with respect to assets and liabilities associated with the Company’s PC Business. Of these amounts, only the assets and liabilities being sold have been presented as held for sale in the condensed consolidated balance sheet as of March 29, 2008.

As of March 29, 2008 (In thousands)	Continuing Operations	Held for Sale - PC Business	PC Business Related – not Held for Sale		Consolidated Total

ASSETS
Current assets:
Cash and cash equivalents	$860,550	$—	$		$860,550
Accounts receivable, net	1,039,880	—	185,875	(A)	1,225,755
Inventories	947,879	66,241	2,043		1,016,163
Prepaid expenses and other current assets	127,941	2,614	9,312		139,867
Assets held for sale	32,142	—	9,650	(B)	41,792
Total current assets	$3,008,392	$68,855	$206,880		$3,284,127

Property, plant and equipment, net	$586,794	$3,927	$9,962		600,683
Goodwill	480,613	—	32,022		512,635
Other	138,771	—	43		138,814
Total non-current assets	$1,206,178	$3,927	$42,027		$1,252,132

LIABILITIES
Current liabilities:
Accounts payable	$953,334	$—	$454,139		1,407,473
Accrued liabilities	202,050	—	15,882		217,932
Accrued payroll and related benefits	142,191	1,248	4,259		147,698
Total current liabilities	$1,297,575	$1,248	$474,280		$1,773,103

(A):

Represents gross accounts receivable of $445.9 million, less accounts receivable sold of approximately $260.0 million. Historically, the Company has factored and sold accounts receivable as part of its management of working capital. For administrative convenience, accounts receivable sales related only to the Company’s PC Business. Upon closing of the sale of the PC Business, the Company anticipates transitioning its accounts receivable sales program to customers of the Company’s continuing operations.

(B):	Primarily real estate that is held for sale, but is not being sold to Foxteq or Lenovo.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including our expectations concerning trends in future revenues and results of operations, gross margin, operating margin, expenses, earnings or losses from operations, the adequacy of our sources of liquidity, restructuring charges; estimates and forecasts relating to the sale of our PC division, including timing of closing and future expectations of the proceeds expected to be obtained from such sale; any statements concerning developments, performance or industry ranking; cash flows relating to such business and; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including without limitation, those discussed in this section, those contained in Part II, Item 1A, “Risk Factors” of this report on Form 10-Q and those contained in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Affecting Operating Results” in our Quarterly  Report on Form 10-Q for the fiscal quarter  ended December 29, 2007. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

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

In connection with our restructuring strategy, we intend to sell our PC and associated logistics services business (“PC Business”). Our PC Business consists of three customers, one of whom transitioned their business during the three months ended March 29, 2008 to a new third-party contract manufacturing provider as a result of our decision to exit the PC Business. The remaining portion of our PC Business is expected to be sold in two separate transactions.

On February 17, 2008, we entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with Foxteq Holdings, Inc. (“Foxteq”). The Purchase Agreement provides that, upon the terms and subject to the conditions therein, Foxteq will purchase certain assets of our PC Business located in Hungary, Mexico and the United States for total consideration equal to the net book value of the assets being sold plus a specified premium.  In addition, Foxteq has agreed to pay us a contingent payment based on certain revenues generated during the 12 months following the closing date of the transaction. We anticipate that proceeds from the transaction will be between $80 million and $90 million, depending on the net book value of the assets at the time of the closing. The transaction is expected to close during our fourth fiscal quarter ending September 27, 2008.

On April 25, 2008, we entered into an Asset Purchase Agreement with Lenovo (Singapore) Pte. Ltd. and Lenovo Centro Tecnologico, SdeRL de C.V (“Lenovo”), pursuant to which Lenovo agreed to purchase certain assets and assume certain liabilities related to our PC Business located in Monterrey, Mexico for total consideration equal to the net book value of the assets being sold plus a specified premium. The transaction is expected to close in our third fiscal quarter ending June 28, 2008.

As of March 29, 2008, we have concluded that the sale of our PC Business is probable and that all other criteria under FAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, regarding assets held for sale and discontinued operations accounting have been met. Accordingly, we have reflected our PC Business as a discontinued operation in the condensed consolidated financial statements for all periods presented. We do not expect to realize a significant gain or loss in connection with the sale of our PC Business. The assets and liabilities of the PC Business expected to be sold have been presented as held for sale in the condensed consolidated balance sheets as of March 29, 2008. The sale of our PC Business will materially reduce our net sales, our operating income and our cash flows.  See Note 12 of the notes to consolidated condensed financial statements for further information.

Unless noted otherwise, the following discussions regarding our operating results pertain only to our continuing operations.

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented 50.2% and 48.8% of our net sales for the three and six months ended March 29, 2008, respectively. One customer represented 10% or more of our net sales during the three months ended March 29, 2008. No customer represented 10% or more of our net sales during the six months ended March 29, 2008. Sales to our ten largest customers represented 49.5% and 49.4% of our net sales for the three and six months ended March 31, 2007, respectively, and one customer represented 10% or more of our net sales during those periods.

In recent periods, we have generated a significant portion of our net sales from international operations. Consolidated net sales from international operations during the three months ended March 29, 2008 and March 31, 2007 were 68.0% and 65.5%, respectively. During the six months ended March 29, 2008 and March 31, 2007, 67.7% and 65.3%, respectively, of our consolidated net sales were derived from non-U.S. operations. The concentration of international operations has resulted from a desire on the part of many of our customers to source production in lower cost locations and regions such as Asia, Latin America and Eastern Europe.

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

We have experienced fluctuations in gross margins and in our results of operations in the past and may continue to experience such fluctuations in the future. Fluctuations in our gross margins may be caused by a number of factors, including pricing, changes in product mix, foreign currency exchange rate changes, competitive pressures, transition of manufacturing to lower cost locations, operational efficiency and overall business levels.

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

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.1	93.7	92.9	93.1
Gross margin	6.9	6.3	7.1	6.9
Operating expenses:
Selling, general and administrative	4.4	5.0	4.7	4.9
Research and development	0.2	0.5	0.2	0.5
Restructuring costs	2.7	0.9	1.6	0.6
Amortization of intangible assets	0.1	0.1	0.1	0.1
Total operating expenses	7.4	6.5	6.6	6.1
Operating income (loss) from continuing operations	(0.5)	(0.2)	0.5	0.8
Interest income	0.3	0.5	0.3	0.5
Interest expense	(1.7)	(2.6)	(1.9)	(2.4)
Other income (expense), net	0.2	—	—	0.3
Interest and other expense, net	(1.2)	(2.1)	(1.6)	(1.6)
Loss from continuing operations before income taxes	(1.7)	(2.3)	(1.1)	(0.8)
Provision for income taxes	0.5	0.3	0.3	0.3
Net loss from continuing operations	(2.2)	(2.6)	(1.4)	(1.1)
Income from discontinued operations, net of tax	0.9	1.1	0.9	1.2
Net income (loss)	(1.3)%	(1.5)%	(0.5)%	0.1%

Key operating results were as follows:

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(In thousands)
Net sales	$1,817,431	$1,788,028	$3,595,571	$3,710,590
Gross profit	$124,645	$113,495	$253,574	$255,082
Operating income (loss) from continuing operations	$(8,613)	$(3,628)	$18,203	$31,300
Net loss from continuing operations	$(39,937)	$(45,927)	$(49,390)	$(41,203)
Income from discontinued operations, net of tax	$15,523	$19,795	$32,892	$43,320
Net income (loss)	$(24,414)	$(26,132)	$(16,498)	$2,117

Loss from continuing operations includes restructuring costs of $48.0 million and $17.5 million for the three months ended March 29, 2008 and March 31, 2007, respectively, and $54.8 million and $22.2 million for the six months ended March 29, 2008 and March 31, 2007, respectively.

Key performance measures

Certain key performance measures that management utilizes to assess operating performance were as follows:

	Three Months Ended
	March 29, 2008	December 29, 2007	September 29, 2007
Days sales outstanding(1)	51	53	55
Inventory turns(2)	7.1	6.7	6.9
Accounts payable days(3)	51	57	50
Cash cycle days(4)	51	50	57

The key performance measures in the above table were calculated using sales, cost of sales, accounts receivable, net; inventories and accounts payable relating only to our continuing operations.  We believe this method of calculation is appropriate since it excludes the impact of discontinued operations and provides a more meaningful measure of our continuing operations.

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

Results of Operations

Net Sales

Net sales for the three months ended March 29, 2008 increased to $1.82 billion, from $1.79 billion for the three months ended March 31, 2007. Net sales increased by $44 million for our defense and aerospace end-market, $27 million for our communications end-market and $18 million for our multi-media end market, and decreased by $46 million for our high-end computing end-market and $9 million for our industrial and semiconductor capital equipment end-market.

Net sales for the six months ended March 29, 2008 decreased by 3.1% to $3.60 billion, from $3.71 billion for the six months ended March 31, 2007. The decrease was primarily due to reduced demand of approximately $135 million from our high-end computing end-market, $28 million from our industrial and semiconductor capital equipment end-market, $20 million from our medical end-market and $14 million from our communications end-market, partially offset by an increase of $78 million from our defense and aerospace end-market.

Gross Margin

Gross margin increased from 6.3% for the three months ended March 31, 2007 to 6.9% for the three months ended March 29, 2008, and from 6.9% for the six months ended March 31, 2007 to 7.1% for the six months ended March 29, 2008. The increase for the three months ended March 29, 2008 was due to lower costs in our printed circuit board fabrication business resulting from plant closures and the consolidation of manufacturing activities in fewer plants, increased demand in our defense and aerospace business and a favorable change in product mix to more proprietary products in our memory modules business. These improvements were partially offset by reduced margins in our high volume EMS business due to start up costs for a new factory and in our enclosures business resulting from reduced demand. The increase in gross margin for the six months ended March 29, 2008 was due to higher margins in our defense and aerospace and printed circuit board fabrication businesses, partially offset by reduced margins in our enclosures business and our new product introduction/gateway business as a result of reduced demand. We expect gross margins to continue to fluctuate in the future based on overall production and shipment volumes and changes in the mix of products demanded by our major customers.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses decreased $9.8 million, from $89.1 million, or 5.0% of net sales, for the three months ended March 31, 2007, to $79.3 million, or 4.4% of net sales, for the three months ended March 29, 2008. For the six months ended March 29, 2008, selling, general and administrative expenses decreased to $168.4 million, or 4.7% of net sales, from $180.4 million, or 4.9% of net sales, for the six months ended March 31, 2007. The decrease for both periods was primarily attributable to headcount reductions in various corporate functions, reduced information technology infrastructure and related spending, reduced spending on audit and Sarbanes-Oxley fees, and lower expenses in connection with matters arising out of our stock option investigation and restatement.

Research and Development

Research and development expenses decreased $4.7 million, from $9.0 million, or 0.5% of net sales, in the second quarter of fiscal 2007, to $4.3 million, or 0.2% of net sales, in the second quarter of fiscal 2008. For the six months ended March 29, 2008, research and development expenses decreased to $8.9 million, or 0.2% of net sales, from $17.9 million, or 0.5% of net sales, for the six months ended March 31, 2007. The decrease in both absolute dollars and as a percentage of net sales for all periods was primarily a result of our decision to realign original design manufacturing activities to focus on joint development activities.

Restructuring costs

In recent years, we have initiated restructuring plans in order to streamline our operations, reduce our cost structure, eliminate excess capacity, and relocate our operations to locations near our customers. These plans affected facilities across all services offered in our vertically integrated manufacturing organization. The majority of our restructuring charges were recorded as a result of plans related to facilities located in North America and Western Europe. In general, manufacturing activities at these plants were transferred to other facilities located in lower cost regions. Although we have implemented significant actions in connection with our restructuring activities, there are still actions we expect to take in order to complete our restructuring plans. We expect to record additional charges of approximately $20.0 million to $25.0 million related to these anticipated actions within the next six-to-twelve months.

During the first quarter of fiscal 2007, we began Phase IV of our multi-phase restructuring strategy. Due to the immateriality of the remaining accrual balances related to prior phases, all phases have been combined for disclosure purposes.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts:

	Employee	Leases and	Impairment
	Termination /	Facilities	of Fixed
	Severance and	Shutdown and	Assets or
	Related	Consolidation	Redundant Fixed
	Benefits	Costs	Assets
	Cash	Cash	Non-Cash	Total
	(In thousands)
Balance at September 30, 2006	$21,349	$9,804	$—	$31,153
Charges (recovery) to operations	35,168	11,195	(831)	45,532
Charges recovered (utilized)	(47,872)	(12,132)	831	(59,173)
Reversal of accrual	(2,505)	(441)	—	(2,946)
Balance at September 29, 2007	6,140	8,426	—	14,566
Charges to operations	2,300	3,346	1,232	6,878
Charges utilized	(3,647)	(4,281)	(1,232)	(9,160)
Reversal of accrual	(99)	—	—	(99)
Balance at December 29, 2007	4,694	7,491	—	12,185
Charges to operations	41,512	5,903	678	48,093
Charges utilized	(3,879)	(7,068)	(678)	(11,625)
Reversal of accrual	(74)	—	—	(74)
Balance at March 29, 2008	$42,253	$6,326	$—	$48,579

During the three months ended March 29, 2008, we announced closure of a facility in Western Europe. Due to closure of this facility, we expect to incur costs of approximately $45.0 million to $50.0 million, consisting primarily of severance and other termination benefits for approximately 300 employees who were notified of their termination in April 2008. In connection with this announcement, we recorded restructuring costs of $35.8 million during the three months ended March 29, 2008, of which $35.3 million relates to severance and other termination benefits.

During the three and six months ended March 29, 2008, we recorded restructuring charges for employee termination benefits for approximately 1,000 terminated employees and 1,500 terminated employees, respectively. We expect to pay remaining facilities related restructuring liabilities of $6.3 million through 2010, and the majority of severance costs of $42.3 million during the remainder of fiscal 2008.

Restructuring costs of $48.6 million were accrued as of March 29, 2007, of which $46.3 million was included in accrued liabilities and $2.3 million was included in other long-term liabilities on the condensed consolidated balance sheet.

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

Interest Income and Expense

Interest income decreased from $8.7 million for the three months ended March 31, 2007 to $5.2 million for the three months ended March 29, 2008, and from $19.6 million for the six months ended March 31, 2007 to $11.4 million for the six months ended March 29, 2008. The decrease for both periods is primarily attributable to lower interest rates on invested cash and the fact that during the first quarter of fiscal 2007, we borrowed $600.0 million to fund the repayment of certain debt obligations that matured in the second quarter of fiscal 2007. Of the amount borrowed, $532.9 million was distributed to a Trustee and held in an escrow account until repayment of the debt. We earned interest while the cash was held in escrow. This decrease was partially offset by increased interest income resulting from a higher average cash and cash equivalents and investments balance during the first six months of fiscal 2008 compared to the first six months of fiscal 2007.

Interest expense decreased to $31.6 million for the three months ended March 29, 2008, from $45.8 million for the three months ended March 31, 2007, and from $89.1 million for the six months ended March 31, 2007 to $67.0 million for the six months ended March 29, 2008. The decrease for both periods is primarily attributable to the absence of interest expense during the first six months of fiscal 2008 on the $600 million unsecured term loan we drew down in the first quarter of fiscal 2007 and repaid during the third quarter of fiscal 2007, lower interest rates during the first six months of 2008, decreased weighted average borrowings against our revolving credit facility during the first six months of fiscal 2008, no interest expense in the first six months of fiscal 2008 on our 3% Notes due to repayment of these notes during the second quarter of fiscal 2007. These decreases were partially offset by interest expense incurred during the first six months of fiscal 2008 on the two $300 million Senior Floating Rate Notes issued during the third quarter of fiscal 2007.

Other Income (Expense), net

Other income (expense), net was $4.3 million and $(0.6) million for the three months ended March 29, 2008 and March 31, 2007, respectively, and $(0.4) million and $10.4 million for the six months ended March 29, 2008 and March 31, 2007, respectively. The following table presents the major components of other income (expense), net:

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(In thousands)
Foreign exchange gains (losses)	$5,880	$(684)	$3,131	$2,168
Gain from fixed asset disposals	240	122	179	6,312
Write-off of deferred financing costs in connection with redemption of debt	—	—	(2,238)	—
Other, net	(1,848)	9	(1,440)	1,928
Total other income (expense), net	$4,272	$(553)	$(368)	$10,408

Foreign exchange gains for the three and six months ended March 29, 2008 resulted primarily from the effect of a weakening of the US dollar relative to other currencies on partially hedged non-US dollar denominated asset positions. We reduce our exposure to currency fluctuations through the use of foreign currency hedging instruments; however, hedges are established based on forecasts of foreign currency transactions. To the extent actual amounts differ from forecasted amounts, we will have exposure to currency fluctuations.

During the first quarter of fiscal 2007, we sold a building that had previously been recorded as held for sale and realized a gain on sale of approximately $6.0 million. We did not sell any such properties during the first six months of fiscal 2008.

During the first quarter of fiscal 2008, we redeemed $120 million of debt that was due in 2010. In connection with this redemption, $2.2 million of deferred financing fees were expensed.

Provision for Income Taxes

We estimate our annual effective tax rate at the end of each quarterly period. Our estimate takes into account our expected annual pre-tax income (loss), the geographic mix of our pre-tax income (loss) and our interpretations of tax laws and possible outcomes of audits. To the extent there are fluctuations in any of these variables during a period, our provision for income taxes may vary. Our provision for income tax expense was $9.2 million for the three months ended March 29, 2008, compared to $4.6 million for the three months ended March 31, 2007. Our provision for income tax expense was $11.7 million for the six months ended March 29, 2008, compared to $13.4 million for the six months ended March 31, 2007.

Discontinued Operations

During the three months ended March 29, 2008, we concluded that sale of our PC Business is probable and that all criteria under FAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, regarding assets held for sale and discontinued operations accounting have been met. Accordingly, we have reflected our PC Business as a discontinued operation in the condensed consolidated financial statements for all periods presented. See Note 12 for further discussion and information regarding discontinued operations.

Liquidity and Capital Resources

	Six Months Ended
	March 29, 2008	March 31, 2007
	(Unaudited)
	(In thousands)
Net cash provided by (used in):
Operating activities	$75,627	$122,646
Investing activities	(39,838)	(12,345)
Financing activities	(120,000)	68,409
Effect of exchange rate changes on cash and cash equivalents	11,337	(6,447)
Increase (decrease) in cash and cash equivalents	$(72,874)	$172,263

Cash and cash equivalents were $860.6 million at March 29, 2008 and $933.4 million at September 29, 2007. Our cash levels vary during a given quarter depending on the timing of customer collections and supplier payments, the extent of sales of receivables, borrowings under our revolving credit agreement and other factors.

Net cash provided by operating activities was $75.6 million for the six months ended March 29, 2008. This resulted primarily from net income, adjusted to exclude non-cash items such as depreciation and stock-based compensation expense, and a decrease in inventory, partially offset by a decrease in accounts payable and accrued liabilities. Working capital was $1.5 billion and $1.6 billion at March 29, 2008 and September 29, 2007, respectively.

Net cash used in investing activities was $39.8 million for the six months ended, March 29, 2008. During this period, we received $26.9 million in proceeds from sales of property, plant and equipment, primarily as a result of a sale-leaseback transaction. We also purchased property, plant and equipment of $73.4 million during the period.

Net cash used in financing activities was $120.0 million for the six months ended March 29, 2008. During this period, we redeemed $120.0 million in aggregate principal amount of our Senior Floating Rate Notes due 2010 at par. Upon redemption, holders of the 2010 Notes received $120.0 million, plus $0.08 million of accrued and unpaid interest

Sales of Accounts Receivable.  Certain of our subsidiaries have entered into an agreement with a financial institution that permits them to sell specified accounts receivable. Accounts receivable sale were $259.8 million and $552.0 million for the three and six month periods ended March 29, 2008, respectively. Although this facility is, and has been, continuously available to the Company, we have historically used it more heavily in the third month of our fiscal quarter, consistent with the higher shipments we typically experience during that month. Sold receivables are subject to certain limited recourse provisions. Accounts receivable sold have been removed from our condensed consolidated balance sheets and reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. To date, all sales of accounts receivable have been within our PC Business, which is being accounted for as a discontinued operation. Our existing accounts receivable sales agreement continues through June 30, 2008. We expect to enter into new agreements upon sale of our PC Business that will permit us to sell accounts receivable from our continuing operations.

Other Liquidity Matters.  As part of our restructuring strategy, we expect to sell our PC Business in two separate transactions.  On February 17, 2008, we entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with Foxteq Holdings, Inc. (“Foxteq”), pursuant to which Foxteq will purchase certain assets of our PC Business located in Hungary, Mexico and the United States. We expect the proceeds from the sale to be between $80 million and $90 million, depending on the net book value of the assets at the time of the closing. The transaction is expected to close in our fourth fiscal quarter ending September 27, 2008. On April 25, 2008, we entered into an Asset Purchase and Sale Agreement with Lenovo (Singapore) Pte. Ltd. and Lenovo Centro Tecnologico, SdeRL de C.V. (“Lenovo”), pursuant to which Lenovo agreed to purchase certain assets and assume certain liabilities related to our PC Business located in Monterrey, Mexico for total consideration equal to the net book value of the assets being sold plus a specified premium. The transaction is expected to close in our third fiscal quarter ending June 28, 2008. These transactions will materially reduce our net sales, our operating income and our cash flows.

We will continue to operate our PC business until the sales transactions are completed. Therefore, we expect to continue to generate cash flows from this business until the time of sale. As a result of the transition of one of our PC Business customers to a new third-party contract manufacturer during the three months ended March 29, 2008, cash inflows and outflows of the PC Business from now until the time of sale will be significantly less than those in prior periods. Additionally, for a limited period of time after the sale, we expect to provide transition services to the buyers in exchange for certain monetary consideration. In conjunction with the pending sale to Foxteq, we are liable for breaches of representations and warranties, subject to certain limitations. In addition, we are required to reimburse Foxteq for certain severance obligations relating to employees terminated by Foxteq within three months following the closing of the transaction or if Foxteq terminates certain other employees within twelve months following the closing of the transaction. Similarly, we are liable for breaches of representations, warranties and covenants, and for certain severance obligations, in the Lenovo transaction.  Our liability for these matters is limited to an amount that is not considered material.

In the ordinary course, we are or may become party to legal proceedings. We may not be able to predict the outcome of these matters or the amount of cash that may be required to defend ourselves or to settle such matters. See Part II, Item 1.  Legal Proceedings.

We expect to incur approximately $20.0 million to $25.0 million of cash and non-cash charges in future periods in connection with our restructuring initiatives.

During the first quarter of fiscal 2008, we redeemed $120.0 million in aggregate principal amount of our 2010 Notes. We will consider additional redemptions of our long-term debt obligations during the remainder of fiscal 2008.  We also entered into a sale leaseback agreement for certain fixed assets, and may enter into additional sale leaseback agreements in the future. We are required to make future minimum lease payments of approximately $21.1 million over the next three years in conjunction with the sale leaseback transaction entered into during the first quarter of fiscal 2008.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, and repayments of obligations under outstanding indebtedness. Our primary sources of liquidity include cash of $860.6 million, our $500 million available revolving line of credit that continues through December 2008, accounts receivable sales programs and cash generated from operations.

We are subject to certain financial and other covenants that, among other things, limit our ability to incur additional debt, make investments, pay dividends, and sell assets. We were in compliance with our debt covenants as of March 29, 2008. However, we may be required to seek waivers or amendments to certain covenants for our debt instruments if we are unable to comply with the requirements of the covenants in the future. We may not be able to obtain such waivers or amendments on terms acceptable to the Company or at all, and, in such case, these covenants could materially adversely impact our ability to conduct our business or carry out our restructuring plans.

We may be required to obtain new sources of financing and/or refinance our outstanding debt in the future. However, given the current illiquidity of the credit markets and other factors, we cannot provide assurance that we will be able to do so on acceptable terms or at all.  However, we currently have an unused line of credit of $500.0 million and none of our debt matures prior to fiscal 2010.  In addition to existing collateral and covenant requirements, future debt financing may require us to pledge assets as collateral and to comply with financial ratios and covenants.  Equity financing, if required, may result in dilution to stockholders.

We believe our existing cash resources and other sources of liquidity, together with cash generated from operations, sales of strategic and other assets and sales of accounts receivable under our factoring arrangements will be sufficient to meet our working capital requirements through at least the next 12 months. Should demand for our products decrease over the next 12 months, the available cash provided by operations could be negatively impacted.

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

We seek to mitigate default risk by investing in high quality credit securities and by positioning our investment portfolio to respond to a significant reduction in credit rating of any investment issuer, guarantor or depository. We seek to mitigate market risk by limiting the principal and investment term of funds held with any one issuer and by investing funds in marketable securities with active secondary or resale markets. As of March 29, 2008, we had short-term investments of $1.8 million related to assets held in the SCI deferred compensation plan.

On February 24, 2005, we issued 6.75% Notes with a principal balance of $400 million due in 2013. We also entered into interest rate swap agreements with four independent swap counterparties to hedge our interest rate exposures related to the 6.75% Notes. The swap agreements, with an aggregate notional amount of $400 million that expires in 2013, effectively convert the fixed interest rate obligation to a variable rate obligation and are accounted for as fair value hedges under SFAS No. 133 but are exempt from periodic assessment of hedge effectiveness under Paragraph 68 of SFAS No. 133. Under the terms of the swap agreements, we pay the independent swap counterparties an interest rate equal to the six-month LIBOR rate plus a spread ranging from 2.214% to 2.250%. In exchange, we receive a fixed rate of 6.75%. At March 29, 2008 and September 29, 2007, $10.5 million and $(11.9) million, respectively, have been recorded in other long-term liabilities to record the fair value of the interest rate swap agreements, with a corresponding increase to long-term debt at March 29, 2008 and a decrease to long-term debt at September 29, 2007, on the condensed consolidated balance sheets. The differential paid or received on the interest rate swap is recognized in earnings as an adjustment to interest expense. Interest expense for the six months ended March 29, 2008 and March 31, 2007 increased by $1.1 million and $2.0 million, respectively, as a result of the difference between the 6.75% fixed interest rate on the 6.75% Notes and the variable interest rates under the swap agreements which averaged 7.40% and 7.67% during the six months ended March 29, 2008 and March 31, 2007, respectively.

On June 12, 2007, we issued $300 million aggregate principal amount of Senior Floating Rate Notes due in 2010 (the “2010 Notes”) and $300 million aggregate principal amount of Senior Floating Rate Notes due in 2014 (the “2014 Notes”). We also entered into interest rate swap agreements with two independent swap counterparties to hedge our interest rate exposures related to our 2014 Notes. The swap agreements, with an aggregate notional amount of $300 million that expires in 2014, effectively convert the variable interest rate obligation to a fixed rate obligation and are accounted for as cash flow hedges under SFAS No. 133, subject to periodic assessment of effectiveness. Under the terms of the swap agreements, we pay the independent swap counterparties a fixed rate of 5.594%. In exchange, we receive an interest rate equal to the three-month LIBOR. These swap agreements effectively fix the interest rate on our 2014 Notes at 8.344% through 2014. At March 29, 2008 and September 29, 2007, $34.9 million and $11.4 million has been recorded in other long-term liabilities to record the fair value of the interest rate swap agreements, with a corresponding decrease to accumulated other comprehensive income, on the condensed consolidated balance sheets. Over the next 12 months, we expect to reclassify approximately $9.6 million to interest expense. Amounts in accumulated other comprehensive income (loss) will be reclassified when the hedged interest expense is realized in the condensed consolidated statement of operations. The ineffective portion of the hedges was immediately recognized in other income (expense), net, on the condensed consolidated statement of operations and was not material for the six month period ended March 29, 2008.

Since our 6.75% Notes, 2010 Notes and revolving credit facility as of March 29, 2008 are floating rate debt instruments, an immediate 10% increase in interest rates at March 29, 2008 would result in an increase in annual gross interest expense of approximately $3.7 million. Similarly, an immediate 10% reduction in interest rates would result in a reduction in annual interest expense of approximately $3.7 million.

Foreign Currency Exchange Risk

We transact a majority of our business in foreign countries. Our foreign exchange policy requires that we take certain steps to limit our foreign exchange rate exposures in certain assets and liabilities and forecasted cash flows. However, such policy does not require us to hedge all foreign exchange exposures.  Further, foreign currency hedges are based on forecasted transactions, the amount of which may differ from that actually incurred. As a result, we can experience foreign exchange rate gains and losses in our results of operations.

Our primary foreign currency cash flows are in certain Asian and European countries, Brazil, Canada and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less. Further, these contracts are not designated as part of a hedging relationship in accordance with SFAS No. 133. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the condensed consolidated statements of operations. At March 29, 2008 and September 29, 2007, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $271.7 million and $279.5 million, respectively. The net impact of an immediate 10% change in exchange rates would not be material to our condensed consolidated financial statements.

We also utilize foreign currency forward and option contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from portions of forecasted sales, cost of sales and expenses denominated in currencies other than the U.S. dollar. These contracts are typically less than 12 months in duration. Further, these contracts are accounted for as cash flow hedges under SFAS No. 133, subject to periodic assessment of effectiveness. At March 29, 2008 and September 29, 2007, we had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $19.0 million and $30.0 million, respectively.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of March 29, 2008 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding timely disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Internal Control Over Financial Reporting

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Stock Option Related Matters

We are a so-called “nominal defendant” party to multiple stockholder derivative lawsuits that were filed following our June 9, 2006 announcement that we had initiated an internal inquiry into our historical stock option administration practices. In particular, five separate shareholder derivative actions have been filed and consolidated into a single proceeding pending in the United States District Court for the Northern District of California, captioned In re Sanmina-SCI Corporation Derivative Litigation, Master File No. C-06-3783-JF. The first of these consolidated actions was filed June 15, 2006. A consolidated complaint was filed on October 30, 2006. In addition, three related shareholder derivative actions have been filed and consolidated into a single proceeding pending in Superior Court for the State of California, County of Santa Clara, captioned In re Sanmina-SCI Corporation Derivative Action, Master File No. 1-06-CV-071786. A consolidated complaint was filed on August 17, 2007.

In all of these actions, the derivative plaintiffs allege that they are our stockholders and purport to bring the actions on our behalf and for our benefit. This is why we are a “nominal defendant” party to each of these actions; no relief is sought against us in these lawsuits and any recovery (net of any court award of attorneys’ fees and costs to derivative plaintiffs’ counsel) would belong to us. As previously disclosed, the list of defendants varies from action to action and includes 29 different current and former directors and officers of the Company. The derivative plaintiffs allege generally that the individual defendants manipulated the grant dates of our stock options between 1994 and 2006, allegedly in breach of duties owed to us and our shareholders, causing us to report our financial results inaccurately and resulting in harm to us. Plaintiffs seek money damages against the individual defendants, an accounting for damages allegedly caused by the individual defendants, disgorgement of profits allegedly improperly obtained by the defendants, and various other types of equitable and injunctive relief. In August 2006, our Board of Directors created a Special Litigation Committee and vested that committee with the full authority on our behalf to investigate the claims asserted by the derivative plaintiffs, and to determine what action should be taken with respect to the shareholder derivative actions including without limitation whether we should pursue claims against the named defendants or other persons. The Special Litigation Committee’s investigation is substantially concluded although it has not yet issued a formal report. The parties conducted mediation in March 2008 and are engaged in discussions regarding an appropriate resolution of the litigations in light of the Special Litigation Committee’s tentative conclusions. Although the stockholder derivative lawsuits do not seek damages or other relief against us, we do owe certain indemnification obligations to our current and former directors, officers and employees involved with the stock option-related proceedings, particularly to the extent that individuals are found not to have engaged in any wrongdoing. We have recorded an estimated minimum liability, the amount of which is not material, for this matter as of March 29, 2008.

Additionally, we are aware that the Securities and Exchange Commission and the United States Attorney for the Northern District of California are conducting investigations into our historical stock option administration practices. We have received informal requests for documents and other information from the Securities and Exchange Commission and a grand jury subpoena from the United States Attorney. The Securities and Exchange Commission has issued a formal order of investigation. We are cooperating fully with these investigations.

We also have received several information document requests from the Internal Revenue Service in connection with certain historical stock option awards. We resolved this matter during the three months ended March 29, 2008; the impact on us was not material.

Non-US Proceedings

A non-US governmental entity has made a claim for penalties against us asserting that we did not comply with bookkeeping rules in accordance with applicable tax regulations.  We have provided documents that we believe demonstrate our compliance with these tax regulations.  We have appealed the penalties in administrative court, and have not paid the penalties pending review by the court.  The administrative court has not indicated when it will issue a decision.  We believe we have a meritorious position in this matter and are contesting this claim vigorously.  Accordingly, we have not provided an accrual for this matter as of March 29, 2008.

Other Proceedings

We are also subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on us as a result of incurrence of defense costs, diversion of management resources and other factors.

Item 1A.  Risk Factors Affecting Operating Results

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of  Operations - Risk Factors Affecting Operating Results” in our Quarterly  Report on Form 10-Q for the fiscal quarter ended December 29, 2007, which have not materially changed other than as set forth below.

We are exposed to general market conditions in the electronics industry which could have a material adverse impact on our business, operating results and financial condition.

From time to time, our customers have experienced significant decreases in demand for their products and services, due to adverse conditions in their end markets or other reasons. This volatility has resulted, and may result in the future, in our customers delaying purchases of the products we manufacture for them and our customers placing purchase orders for lower volumes of products than previously anticipated. We cannot accurately predict future levels of demand for our customers’ electronics products. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows. We cannot predict the impact of the current economic slowdown in the United States on our customers’ buying patterns.

We generally do not obtain long-term volume purchase commitments from customers and, therefore, cancellations, reductions in production quantities and delays in production by our customers could adversely affect our operating results.

We generally do not obtain firm, long-term purchase commitments from our customers. Customers may cancel their orders, reduce production quantities or delay production for a number of reasons, including reductions in demand for their products from end users as result of macroeconomic conditions, or otherwise. In the event our customers experience significant decreases in demand for their products and services, our customers may cancel orders, delay the delivery of some of the products that we manufacture or place purchase orders for fewer products than we previously anticipated. Even when our customers are contractually obligated to purchase products from us, we may be unable or, for other business reasons, choose not to enforce our contractual rights. Cancellations, reductions or delays of orders by customers would:

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

Fluctuations in our gross margins could have a material adverse effect on our results of operations.

Our gross margins fluctuate for a number of reasons, including:

•                  Greater competition in EMS industry and pricing pressures from OEMs due to greater focus on cost reduction;

•                  Changes in the overall volume of our business;

•                  Changes in the mix of high and low margin products demanded by our customers;

•                  Changes in customer demand and sales volumes, including demand for our vertically integrated system components and subassemblies;

•                  Provisions for excess and obsolete inventory that we are not able to charge back to a customer;

•                  Losses or gains on sales of inventories previously written down;

•                  Operational inefficiencies;

•                  Changes in currency exchange rates, as the majority of our sales are in US dollars but the majority of our labor costs are in currencies other than the US dollar

•                  Pricing pressure on electronic components resulting from economic conditions in the electronics industry, and

•                  Our ability to transition manufacturing and assembly operations to lower cost regions in an efficient manner.

Should any of these or other factors cause gross margins to decline, our net income and earnings per share would be adversely impacted.

We have entered into an agreement to sell the PC business, which will materially reduce our net sales, our operating income and our cash flows.

As part of our restructuring strategy, we intend to exit the PC business.  Accordingly, on February 17, 2008, we entered into an Asset Purchase and Sale Agreement with Foxteq Holdings, Inc. (“Foxteq”).  The Purchase Agreement provides that, upon the terms and subject to the conditions therein, Foxteq will purchase certain assets of our PC Business located in Hungary, Mexico and the United States for total consideration equal to the net book value of the assets being sold plus a specified premium . In addition, Foxteq has agreed to pay us a contingent payment based on certain revenues generated by the PC Business during the 12 months following the closing date of the transaction.

Additionally, On April 25, 2008, we entered into an Asset Purchase and Sale Agreement with Lenovo (Singapore) Pte. Ltd. and Lenovo Centro Tecnologico, SdeRL de C.V (“Lenovo”), pursuant to which Lenovo agreed to purchase certain assets and assume certain liabilities related to our PC Business located in Monterrey, Mexico for total consideration equal to the net book value of the assets being sold plus a specified premium.

We expect the effect of these transactions will be to materially reduce our net sales, our operating income and our cash flows. In addition, the closing of these transactions and our estimate of the proceeds therefrom are subject to certain risks and uncertainties, including failure to obtain regulatory or other consents required to consummate the transactions, failure of the requisite number of certain of our employees to accept employment with the buyer, failure of the parties to agree on certain stipulated transition services agreements and changes in net the book value of the assets being sold. No assurances are made that these results will be achieved.

A failure to obtain additional sources of liquidity when needed would adversely affect our liquidity, financial condition and results of operations.

Our sources of liquidity include our $500 million line of credit, none of which is currently utilized, access to trade credit extended by our suppliers, sales of accounts receivable and cash generated by operations. As of March 29, 2008, an aggregate of $1.5 billion in long term debt was outstanding. As a result of our continuing capital requirements, we may be required to obtain new financing and/or refinance our outstanding debt in the future. In particular, our $500 million revolving credit facility expires in December 2008 and an aggregate of $180 million of our Senior Floating Rate Notes will mature in June 2010. However, given current adverse conditions in the credit markets and other factors, we can provide no assurance that we will be able to obtain new sources of liquidity or refinance outstanding debt, if necessary, on acceptable terms or at all.  Any such failure would adversely affect our liquidity, financial condition and results of operations.

An increase in interest rates could adversely affect our financial condition and results of operations.

The interest required to be paid by us under any borrowings made under our revolving credit facility and under certain of our notes outstanding fluctuate based upon changes in various base interest rates. Increases in interest rates would increase our operating costs and could have a material adverse impact on our financial condition and results of operations, particularly if such increases are substantial.

If we are unable to comply with covenants in various credit arrangements, our outstanding debt would become immediately payable.

As of March 29, 2008, we had approximately $1.5 billion of debt outstanding under various credit arrangements. In addition, we have a revolving credit facility of $500 million that we have used from time-to-time to fund working capital requirements on an as-needed basis. There were no borrowings outstanding under the revolving credit facility as of March 29, 2008. We also sold approximately $0.3 billion of accounts receivable during the second quarter of fiscal 2008 to help fund our working capital requirements. Our credit agreements contain financial and other covenants with which we must comply. Should any such waivers or amendments be required, we may not be able to obtain them on terms acceptable to us or at all, and these covenants may impair our ability to conduct our business or carry out our restructuring plans. In addition, if at any time we are not in compliance, debt outstanding (if any) under our revolving credit facility could become immediately payable and the incurrence of additional debt would not be allowed. If we are not in compliance with our debt covenants and are unable to cure such violations or obtain waivers from our lenders, our results of operations and financial condition would be adversely affected.

We rely on a small number of customers for a substantial portion of our sales, and declines in sales to these customers could adversely affect our operating results.

Most of our sales are generated by a small number of customers. Sales to our ten largest customers represented 50.2% of our net sales during the second quarter of fiscal 2008, and sales to one customer accounted for more than 10% of our net sales for that period. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks related to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in their business, consolidations or divestitures or for other reasons. For example, as a result of the sale of the PC business, we will receive significantly less revenue from several of our large customers as we will no longer support those operations. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would adversely affect our operating results.

If demand for our higher-end, higher margin manufacturing services does not improve, our future gross margins and operating results may be lower than expected.

We typically earn lower gross margins when we provide less complex manufacturing services. Historically, sales of our services to OEMs in the communications sector accounted for a substantially greater portion of our net sales and earnings than in recent periods. As a result of reduced sales to OEMs in the communications sector, our gross margins have declined because the services that we provided to these OEMs often were more complex, thereby generating higher margins, than those that we provided to OEMs in other sectors of the electronics industry, such as the PC business. In addition, we experience continued pressure from OEMs to reduce prices, and competition for this business remains intense. Pricing pressure is typically more intense for less complex, lower margin manufacturing services. This price competition has affected, and could continue to adversely affect, our gross margins and was a factor in our decision to exit the PC business. If demand for our higher-end, higher margin manufacturing services does not improve in the future, our gross margins and operating results in future periods may be adversely affected.

Adverse changes in the key end markets we target could harm our business.

We provide manufacturing services for companies that sell products in the communications, computing and storage, multimedia, industrial and semiconductor systems, defense and aerospace, medical and automotive sectors of the electronics industry. Adverse changes in these markets can reduce demand for our customers’ products and make these customers more sensitive to the cost of our EMS services, either of which could adversely affect our business and results of operations. Factors affecting any of our customers’ industries in general, or our customers in particular, could seriously harm our business. These factors include:

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

We can experience losses due to foreign exchange rate fluctuations.

Because we manufacture and sell a substantial portion of our products abroad, our operating costs are subject to fluctuations in foreign currency exchange rates. Specifically, if the U.S. dollar weakens against the foreign currencies in which we denominate certain of our trade accounts payable, fixed purchase obligations and other expenses, the U.S. dollar equivalent of such expenses would increase. We use financial instruments, primarily short-term foreign currency forward contracts, to hedge certain forecasted foreign currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. Our foreign currency hedging activities depend largely upon the accuracy of our forecasts of future revenues, expenses and monetary assets and liabilities.

As such, our foreign currency forward contracts may exceed or not cover our full exposure to exchange rate fluctuations due to differences in actual amounts versus forecasted amounts. For example, we realized foreign exchange gains of approximately $6 million in the three months ended March 29, 2008. Although we believe our foreign exchange hedging policies are reasonable and prudent under the circumstances, we may experience similar gains or losses in the future, which could materially affect our net income.

Restructuring of our operations may adversely affect our financial condition and operating results.

We have incurred expenses related to restructuring of our operations in the past, and we anticipate incurring additional restructuring expenses during the remainder of fiscal 2008. For example, since November 2006, we have begun to focus on joint development manufacturing rather than original design manufacturing to better assist our OEM customers in developing and introducing new products to the market that are more closely aligned to the needs of their customers. In addition, we have moved, and we intend to continue moving, our operations from higher-cost to lower-cost locations to increase profitability. We have incurred unanticipated costs related to the transfer of operations to lower-cost locations, including costs related to integrating new facilities, managing operations in dispersed locations and realigning our business processes. We also have incurred costs related to workforce reductions, work stoppages and labor unrest resulting from the closure of our facilities in higher cost locations, and we may incur similar costs in the future. For example, during the second quarter, we incurred a charge of approximately $35.8 million to restructure certain operations located in Western Europe. In addition, we may need to take additional restructuring charges in the future if our business declines or improves at a slower pace than we anticipate or if the expected benefits of recently completed and currently planned restructuring activities do not materialize.

We are subject to risks arising from our international operations.

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 67.7% of our net sales from non-U.S. operations during the six months ended March 29, 2008, and a significant portion of our manufacturing material was provided by international suppliers during this period. During fiscal 2007, we generated 65.3% of our net sales from non-U.S. operations. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

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

To respond to competitive pressures and customer requirements, we may further expand internationally in lower cost locations, particularly in Asia, Eastern Europe and Latin America. In fiscal 2007, we announced our intention to establish a manufacturing operation in India. As we pursue continued expansion in these locations, we may incur additional capital expenditures. In addition, the cost structure in certain countries that are now considered to be favorable may increase as economies develop or as such countries join multinational economic communities or organizations. As a result, we may need to continue to seek out new locations with lower costs and the employee and infrastructure base to support electronics manufacturing. We cannot assure you that we will realize the anticipated strategic benefits of our international operations or that our international operations will contribute positively to, and not adversely affect, our business and operating results.

Item 4.  Submission of Matters to a Vote of Security Holders

On January 28, 2008, we held our 2008 Annual Meeting of Stockholders. The matters voted upon at the meeting by stockholders of record as of December 4, 2007 and the vote with respect to each such matter are set forth below:

1.               To elect nine directors to serve for the ensuing year and until their successor is appointed or elected:

	For	Withheld	Abstain
Neil R. Bonke	413,659,350	39,811,314	1,306,665
Joseph R. Bronson	420,288,968	32,575,474	1,912,887
Alain Couder	440,717,835	12,983,636	1,075,858
Joseph G. Licata, Jr.	446,347,490	7,352,922	1,076,917
Mario M. Rosati	403,122,765	50,589,521	1,065,044
A. Eugene Sapp, Jr	441,112,478	12,603,752	1,061,099
Wayne Shortridge	439,421,254	14,287,519	1,068,557
Jure Sola	414,169,527	39,905,525	702,277
Jacquelyn M. Ward	436,521,637	17,182,717	1,072,975

2.               To approve appointment of KPMG LLP as our independent registered public accountants for the fiscal year ending September 27, 2008.

For: 448,155,452	Against: 4,791,585	Abstain: 1,830,292

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

10.64(6)

Asset Purchase and Sale Agreement dated February 17, 2008 by and among Sanmina-SCI Corporation, Sanmina-SCI USA Inc., SCI Technology, Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Sanmina-SCI Hungary Electronics Manufacturing Limited Liability Company, Sanmina-SCI Australia PTY LTD and Foxteq Holdings, Inc.

10.65(7)	Description of fiscal 2008 Non-employee Directors Compensation Arrangements.

10.66(7)	Employment offer letter dated July 20, 2004 between Sanmina-SCI Corporation and David White.

10.67(6)

Asset Purchase Agreement dated April 25, 2008 by and among Sanmina-SCI USA Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Lenovo (Singapore) Pte.Ltd. and Lenovo Centro Tecnologico, SdeRL de C.V.

10.68

First Amendment Agreement, dated as of November 26, 2007 to the Revolving Trade Receivables Purchase Agreement dated as of September 21, 2007 among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, Sanmina-SCI Corporation and Sanmina-SCI UK Ltd, as Services, the several banks and other financial institutions or entities from time to time parties thereto, as Purchasers and Deutsche Bank AG New York Branch, as Administrative Agent.

10.69

Second Amendment Agreement, dated as of March 21, 2008 to the Revolving Trade Receivables Purchase Agreement dated as of September 21, 2007 among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, Sanmina-SCI Corporation and Sanmina-SCI UK Ltd, as Services, the several banks and other financial institutions or entities from time to time parties thereto, as Purchasers and Deutsche Bank AG New York Branch, as Administrative Agent.

10.70

Third Amendment Agreement, dated as of April, 30, 2008 to the Revolving Trade Receivables Purchase Agreement dated as of September 21, 2007 among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, Sanmina-SCI Corporation and Sanmina-SCI UK Ltd, as Services, the several banks and other financial institutions or entities from time to time parties thereto, as Purchasers and Deutsche Bank AG New York Branch, as Administrative Agent.

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

(6)          Confidential treatment requested with respect to certain portions.

(7)          Compensatory plan or agreement in which an executive officer or director participates.

SANMINA-SCI CORPORATION

SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANMINA-SCI CORPORATION
(Registrant)

	By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer

Date: May 6, 2008

	By:	/s/ DAVID L. WHITE
David L. White
Executive Vice President and
Chief Financial Officer

Date: May 6, 2008

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

10.64(6)

Asset Purchase and Sale Agreement dated February 17, 2008 by and among Sanmina-SCI Corporation, Sanmina-SCI USA Inc., SCI Technology, Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Sanmina-SCI Hungary Electronics Manufacturing Limited Liability Company, Sanmina-SCI Australia PTY LTD and Foxteq Holdings, Inc.

10.65(7)	Description of fiscal 2008 Non-employee Directors Compensation Arrangements.

10.66(7)	Employment offer letter dated July 20, 2004 between Sanmina-SCI Corporation and David White.

10.67(6)

Asset Purchase Agreement dated April 25, 2008 by and among Sanmina-SCI USA Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Lenovo (Singapore) Pte.Ltd. and Lenovo Centro Tecnologico, SdeRL de C.V.

10.68

First Amendment Agreement, dated as of November 26, 2007 to the Revolving Trade Receivables Purchase Agreement dated as of September 21, 2007 among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, Sanmina-SCI Corporation and Sanmina-SCI UK Ltd, as Services, the several banks and other financial institutions or entities from time to time parties thereto, as Purchasers and Deutsche Bank AG New York Branch, as Administrative Agent.

10.69

Second Amendment Agreement, dated as of March 21, 2008 to the Revolving Trade Receivables Purchase Agreement dated as of September 21, 2007 among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, Sanmina-SCI Corporation and Sanmina-SCI UK Ltd, as Services, the several banks and other financial institutions or entities from time to time parties thereto, as Purchasers and Deutsche Bank AG New York Branch, as Administrative Agent.

10.70

Third Amendment Agreement, dated as of April, 30, 2008 to the Revolving Trade Receivables Purchase Agreement dated as of September 21, 2007 among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, Sanmina-SCI Corporation and Sanmina-SCI UK Ltd, as Services, the several banks and other financial institutions or entities from time to time parties thereto, as Purchasers and Deutsche Bank AG New York Branch, as Administrative Agent.

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

(6)   Confidential treatment requested with respect to certain portions.

(7)   Compensatory plan or agreement in which an executive officer or director participates.