Form 10-Q
period 2008-06-28
SANMINA-SCI CORP
filed 2008-08-04
CIK 897723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

or

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

Yes ☐            No ☒

As of July 30, 2008, there were 530,971,114 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 28,	September 29,
	2008	2007
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$981,564	$933,424
Accounts receivable, net of allowances of $5,828 and $4,044 at June 28, 2008 and September 29, 2007, respectively	1,183,602	1,218,375
Inventories	901,039	1,059,856
Prepaid expenses and other current assets	115,406	167,038
Assets held for sale (including assets related to discontinued operations)	94,560	36,764
Total current assets	3,276,171	3,415,457
Property, plant and equipment, net	611,172	609,394
Goodwill	510,067	510,669
Other	133,263	134,435
Total assets	$4,530,673	$4,669,955
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,364,867	$1,450,705
Accrued liabilities	237,643	203,941
Accrued payroll and related benefits	142,781	142,436
Liabilities – discontinued operations	1,418	—
Total current liabilities	1,746,709	1,797,082
Long-term liabilities:
Long-term debt	1,480,304	1,588,072
Other	113,170	111,654
Total long-term liabilities	1,593,474	1,699,726
Commitments and contingencies (Note 9)
Stockholders’ equity	1,190,490	1,173,147
Total liabilities and stockholders’ equity	$4,530,673	$4,669,955

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,903,253	$1,673,298	$5,498,824	$5,383,888
Cost of sales	1,763,612	1,578,243	5,105,609	5,033,751
Gross profit	139,641	95,055	393,215	350,137
Operating expenses:
Selling, general and administrative	77,425	87,351	245,839	267,758
Research and development	5,872	6,131	14,731	24,064
Restructuring costs	13,256	5,398	68,054	27,579
Amortization of intangible assets	1,650	1,690	4,950	4,951
Impairment of assets	1,700	—	1,700	—
Total operating expenses	99,903	100,570	335,274	324,352

Operating income (loss) from continuing operations	39,738	(5,515)	57,941	25,785

Interest income	3,572	3,786	15,018	23,357
Interest expense	(29,961)	(41,044)	(96,935)	(130,155)
Other income, net	5,895	2,627	5,527	13,035
Interest and other expense, net	(20,494)	(34,631)	(76,390)	(93,763)

Income (loss) from continuing operations before income taxes	19,244	(40,146)	(18,449)	(67,978)
Provision for income taxes	7,275	2,056	18,972	15,427
Net income (loss) from continuing operations	11,969	(42,202)	(37,421)	(83,405)
Income from discontinued operations, net of tax	3,359	14,562	36,251	57,882
Net income (loss)	$15,328	$(27,640)	$(1,170)	$(25,523)

Basic income (loss) per share from:
Continuing operations	$0.02	$(0.08)	$(0.07)	$(0.16)
Discontinued operations	$0.01	$0.03	$0.07	$0.11
Net income (loss)	$0.03	$(0.05)	$0.00	$(0.05)

Diluted income (loss) per share from:
Continuing operations	$0.02	$(0.08)	$(0.07)	$(0.16)
Discontinued operations	$0.01	$0.03	$0.07	$0.11
Net income (loss)	$0.03	$(0.05)	$0.00	$(0.05)

Weighted average shares used in computing per share amounts:
Basic	531,197	527,091	530,546	527,101
Diluted	531,323	527,091	530,546	527,101

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 28, 2008	June 30, 2007
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(1,170)	$(25,523)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	74,738	89,190
Non-cash restructuring costs	1,777	(3,868)
Provision for doubtful accounts	2,807	636
Stock-based compensation expense	10,551	13,512
Gain on disposals of property, plant and equipment, net	(322)	(8,419)
Proceeds from sales of accounts receivable	844,274	1,535,539
Loss on extinguishment of debt	2,238	3,175
Other, net	(389)	(404)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(803,244)	(1,307,630)
Inventories	108,769	195,252
Prepaid expenses and other assets	20,475	(25,147)
Accounts payable, accrued liabilities and other long-term liabilities	(62,986)	(103,236)
Cash provided by operating activities	197,518	363,077
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of short-term investments	(576)	(3,259)
Proceeds from maturities of short-term investments	13,289	5,112
Purchases of long-term investments	(150)	(400)
Proceeds from sales of long-term investments	4,904	1,097
Purchases of property, plant and equipment	(99,313)	(54,346)
Proceeds from sales of property, plant and equipment	27,879	34,405
Proceeds from sale of business	15,243	—
Cash paid for businesses acquired, net of cash acquired	(4,264)	(4,217)
Cash used in investing activities	(42,988)	(21,608)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of issuance costs	—	1,181,409
Repayment of debt	(120,000)	(1,225,000)
Cash provided by (used in) financing activities	(120,000)	(43,591)
Effect of exchange rate changes on cash and cash equivalents	13,610	(9,247)
Increase in cash and cash equivalents	48,140	288,631
Cash and cash equivalents at beginning of period	933,424	491,829
Cash and cash equivalents at end of period	$981,564	$780,460

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$72,770	$95,154
Income taxes (excludes refunds of $9.4 million and $6.7 million for the nine months ended June 28, 2008 and June 30, 2007, respectively)	$25,283	$35,314

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

The Company sold its personal computing and associated logistics business (“PC Business”) in two separate transactions, which were completed on June 2, 2008 and July 7, 2008 (subsequent to the end of the third quarter of fiscal year 2008). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), the Company’s PC Business has been presented as a discontinued operation in the condensed consolidated financial statements for all periods presented. See Note 12 for a discussion of Discontinued Operations and Assets Held for Sale. Unless noted otherwise, the following discussions in the notes to the consolidated financial statements pertain to continuing operations.

During the third quarter of fiscal year 2008, the Company completed an analysis of the useful life assumptions for certain machinery and equipment. As a result, the estimated useful lives of certain machinery and equipment were changed from five years to seven years to better align depreciation expense related to these assets with their expected future economic benefit.  This change was effective as of the beginning of the third quarter of fiscal year 2008, at which time the machinery and equipment had a net book value of $61.4 million and an average remaining useful life of 34 months (prior to change in estimate). The impact of this change was immaterial to the Company’s results of operations for the third quarter of fiscal year 2008.

Results of operations for the nine months ended June 28, 2008 are not necessarily indicative of results that may be expected for the full fiscal year.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under SFAS No. 133 and its related interpretations, fair value disclosures and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 will be effective at the beginning of fiscal year 2009.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS No. 141(R) requires capitalization of acquisition-related and restructure-related costs, remeasurement of earnout provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in-process research and development related intangibles. SFAS No. 141(R) is effective for the Company’s business combinations for which the acquisition date is on or after the beginning of fiscal year 2010.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS No. 159 is expected to expand the use of fair value accounting, but does not affect existing standards that require certain assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective at the beginning of fiscal year 2009. The Company is currently assessing the possible impact of SFAS No. 159 on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Certain provisions of SFAS No. 157 are effective at the beginning of fiscal year 2009 and other provisions are effective in fiscal year 2010. The Company is currently assessing the possible impact of SFAS No. 157 on its results of operations and financial position.

Note 2.  Stock-Based Compensation

Stock compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands)		(In thousands)
Cost of sales	$1,571	$1,234	$4,852	$3,309
Selling, general & administrative	1,565	6,022	5,122	9,621
Research and development	50	100	227	296
Continuing operations	3,186	7,356	10,201	13,226
Discontinued operations	81	102	350	286
Total	$3,267	$7,458	$10,551	$13,512

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands)		(In thousands)
Stock options	$1,785	$1,403	$5,739	$3,053
Restricted stock awards	53	4,014	110	7,245
Restricted stock units	1,348	1,939	4,352	2,928
Continuing operations	3,186	7,356	10,201	13,226
Discontinued operations	81	102	350	286
Total	$3,267	$7,458	$10,551	$13,512

At June 28, 2008, an aggregate of 64.2 million shares were authorized for future issuance under our stock plans, which includes stock options, employee stock purchase plan and restricted stock units and awards. A total of 4.6 million shares of common stock were available for grant under our stock plans as of June 28, 2008. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

Stock Options

The Company’s stock option plans provide employees and directors the right to purchase common stock.  The Company’s policy is that the grant price be equal to the fair market value of such shares on the grant date. The Company recognizes compensation expense for such awards over the vesting period. The contractual term of all options is ten years. For option grants made prior to fiscal year 2005, the Company recognizes compensation expense using the multiple option approach.

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

Assumptions used to estimate the fair value of stock options granted were as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Volatility	62.8%	49.3%	60.3%	53.1%
Risk-free interest rate	2.80%	4.75%	3.19%	4.67%
Dividend yield	0%	0%	0%	0%
Expected life of options	5.0 years	5.0 years	5.0 years	5.3 years

Stock option activity for the nine months ended June 28, 2008 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value of In-The-Money Options
		($)	(Years)	($)
Outstanding, September 29, 2007	43,033,704	6.10	7.50	28,921
Granted	10,281,884	1.68
Exercised	—
Cancelled/Forfeited/Expired	(5,726,292)	6.11
Outstanding, June 28, 2008	47,589,296	5.14	7.54	—
Vested and expected to vest, June 28, 2008	41,889,933	5.48	7.33	—
Exercisable, June 28, 2008	20,956,757	8.26	5.56	—

The weighted-average grant date fair value of stock options granted during the three and nine months ended June 28, 2008 was $0.89 and $0.90, respectively. The weighted-average grant date fair value of stock options granted during the three and nine months ended June 30, 2007 was $0.70 and $1.06, respectively. No stock options were exercised during any of these periods. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options as of that date based on the Company’s closing stock price of $1.25. The Company’s closing stock price as of September 29, 2007 was $2.12.

As of June 28, 2008, there was $28.2 million of total unrecognized compensation expense related to stock options. This amount is expected to be recognized over a weighted average period of 4.11 years.

Restricted Stock Awards

The Company grants awards of restricted stock to executive officers, directors and certain management employees. These awards vest over periods ranging from one to four years. Compensation expense associated with these awards is measured using the Company’s closing stock price on the date of grant and is recognized ratably over the vesting period.

There were no restricted stock awards granted during the three and nine months ended June 28, 2008 or June 30, 2007. At June 28, 2008, the amount of unrecognized compensation expense related to restricted stock awards was not material.

Activity related to the Company’s non-vested restricted stock for the nine months ended June 28, 2008 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
		($)
Non-vested at September 29, 2007	2,686,561	10.54
Vested	(2,521,561)	10.78
Forfeited	—
Non-vested at June 28, 2008	165,000	6.97

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

There were 80,139 and 524,724 restricted stock units granted during the three and nine months ended June 28, 2008 with a weighted-average grant date fair value of $1.63 for both periods.  There were 294,000 and 4,921,074 restricted stock units granted during the three and nine months ended June 30, 2007 with a weighted-average grant date fair value of $3.52 and $3.55, respectively. At June 28, 2008, unrecognized compensation expense related to restricted stock units was approximately $9.45 million. This amount is expected to be recognized over a weighted average period of 1.39 years. The number of shares granted, but unreleased, was approximately 5 million as of June 28, 2008.

Activity with respect to the Company’s non-vested restricted stock units for the nine months ended June 28, 2008 was as follows:

	Number of Shares	Weighted- Grant Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		($)	(Years)	($)
Non-vested restricted stock units at September 29, 2007	6,055,290	3.71	1.84	12,837,215
Granted	524,724	1.63
Vested	(1,205,881)	1.64
Cancelled	(374,166)	4.22
Non-vested restricted stock units at June 28, 2008	4,999,967	3.52	1.39	6,249,959
Non-vested restricted stock units expected to vest at June 28, 2008	4,079,975	3.54	1.39	5,099,968

Performance Restricted Stock Plan

In fiscal year 2006, the Company’s Compensation Committee approved the issuance of approximately 2.5 million performance restricted stock units at a weighted-average grant date fair value of $4.02 per unit to selected executives and other key employees. The units are automatically exchanged for vested shares when certain performance targets are met.

The Company did not recognize compensation expense for performance restricted stock units for the three and nine months ended June 28, 2008 and June 30, 2007 since the Company did not meet the prescribed performance levels. As of June 28, 2008, unrecognized compensation expense to be recognized over the remaining one-year vesting term, assuming performance targets are achieved, was approximately $1.1 million.

Note 3.  Income Taxes

The provision for income taxes has been determined in accordance with FAS 109, “Accounting for Income Taxes” (FAS 109), Accounting Principles Board 28, “Interim Financial Reporting” (APB 28) and FASB Interpretation 18 “Accounting for Income Taxes in Interim Periods” (FIN 18). FAS 109 requires that the amount of income tax expense or benefit be allocated among continuing operations, discontinued operations, other comprehensive income, and items charged or credited directly to stockholders’ equity. The amount allocated to continuing operations is the tax effect of the pretax income or loss from continuing operations that occurred during the year, plus or minus income tax effects of changes in circumstances that cause a change in judgment about the realization of deferred tax assets in future years and changes in tax laws or rates. The provision for income tax expense was $7.3 million and $19.0 million for the three and nine months ended June 28, 2008, respectively, compared to $2.1 million and $15.4 million for the three and nine months ended June 30, 2007, respectively. Income tax expense was primarily attributable to the Company’s profitable operations since such taxable income cannot be offset by losses incurred in other tax jurisdictions and losses incurred in the United States and certain other foreign jurisdictions required a full valuation allowance on future tax benefits.

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), on the first day of fiscal year 2008. The Company applies FIN 48 to each income tax position accounted for under SFAS No. 109, “Accounting for Income Taxes”, at each financial statement reporting date. This process involves the assessment of whether each income tax position is “more likely than not” of being sustained on audit, including resolution of related appeals or litigation process, if any. For each income tax position that meets the “more likely than not” recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with the tax authority.

There was no cumulative effect of adopting FIN 48. Upon adoption of FIN 48, the Company decreased income taxes payable by $18.8 million and increased long-term income tax liabilities by the same amount based on the Company’s expectation that no cash payments will be made within 12 months. Of this amount, $18.2 million would, if recognized, affect the Company’s effective tax rate.

As of June 28, 2008, the Company had $22.1 million of gross unrecognized tax benefits, of which $21.3 million would, if recognized, affect the Company’s effective tax rate.

Consistent with years prior to the adoption of FIN 48, the Company’s accounting policy is to classify interest and penalties on unrecognized tax benefits as income tax expense. As of the date of adoption of FIN 48, the Company had $2.7 million accrued for the payment of interest and penalties relating to unrecognized tax benefits. The Company accrued $0.4 million and $1.2 million of interest expense related to income tax liabilities during the three and nine months ended June 28, 2008, respectively.

The Company files U.S. federal, U.S. state, and foreign tax returns. The Company is generally no longer subject to tax examinations for years prior to 2003 for U.S. federal and state purposes, and for years prior to 2001 in foreign countries.

The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Note 4.  Inventories

Components of inventories were as follows:

	As of
	June 28, 2008	September 29, 2007
	(In thousands)
Raw materials	$638,862	$770,208
Work-in-process	136,305	146,675
Finished goods	125,872	142,973
Total	$901,039	$1,059,856

Inventories as of September 29, 2007 included $104.5 million related to the Company’s PC business. As of June 28, 2008, all inventories related to the PC business had either been sold or were classified as assets held for sale in the condensed consolidated balance sheet.

Note 5.  Goodwill and Other Intangibles Assets

Goodwill was as follows:

	As of September 29, 2007	Goodwill Addition	Goodwill Adjustment	As of June 28, 2008
	(In thousands)
Electronic Manufacturing Services reporting unit	$478,647	$922	$—	$479,569
Discontinued operations	32,022	—	(1,524)	30,498
Total	$510,669	$922	$(1,524)	$510,067

The Company’s PC Business is being accounted for as a discontinued operation. See Note 12 for a discussion of Discontinued Operations.

Goodwill decreased from $510.7 million as of September 29, 2007 to $510.1 million as of June 28, 2008 due to a write-off of $1.5 million related to the sale of a portion of the Company’s PC Business, offset by $0.9 million in foreign currency translation adjustments. Goodwill related to discontinued operations will be reduced to zero upon completion of the sale of the PC Business in the fourth quarter of fiscal year 2008. The Company does not expect to recognize a significant gain or loss on the sale of its PC Business since the proceeds from sale are expected to approximate the sum of the net book value of assets being sold and the carrying amount of goodwill related to the PC Business.

Other intangible assets are presented in “other” on the condensed consolidated balance sheets. Gross and net carrying values of other intangible assets were as follows:

	As of June 28, 2008				As of September 29, 2007
	Gross Carrying Amount	Impairment of Intangibles	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment of Intangibles	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Other intangible assets	$72,106	$(7,928)	$(47,646)	$16,532	$72,106	$(7,928)	$(41,960)	$22,218

The decrease in other intangible assets from September 29, 2007 to June 28, 2008 was due to amortization. Intangible asset amortization expense was approximately $5.7 million for both the nine months ended June 28, 2008 and June 30, 2007 (including $0.7 million reported in cost of sales for both periods).

Estimated future annual amortization of other intangible assets as of June 28, 2008 was as follows:

Fiscal Years:	(In thousands)
2008 (remainder)	$1,885
2009	4,992
2010	2,957
2011	2,866
2012	2,113
Thereafter	1,719
$16,532

Note 6.  Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting of comprehensive income and its components. Comprehensive income includes certain items that are reflected in stockholders’ equity, but not included in results of operations.

Other comprehensive income, net of tax as applicable, for the three and nine months ended June 28, 2008 and June 30, 2007 was as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands)
Net income (loss)	$15,328	$(27,640)	$(1,170)	$(25,523)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,075	3,413	18,037	8,402
Unrealized holding gains (losses) on derivative financial instruments	14,069	(2,503)	(9,350)	(2,519)
Change in minimum pension liability	629	487	(832)	513
Comprehensive income (loss)	$33,101	$(26,243)	$6,685	$(19,127)

Foreign currency translation adjustments were primarily attributable to a weakening of the U.S. Dollar against the Euro, Chinese Renminbi and other foreign currencies.

Net unrealized gains (losses) on derivative financial instruments were primarily related to interest rate swap agreements. These swap agreements are being accounted for as cash flow hedges; accordingly, changes in fair value are recorded in other comprehensive income and recognized in earnings when the hedged interest expense is recognized.

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	June 28,	September 29,
	2008	2007
	(In thousands)
Foreign currency translation adjustments	$92,000	$73,963
Unrealized holding losses on derivative financial instruments	(20,726)	(11,376)
Unrecognized net actuarial loss and transition cost for pension plans	(2,359)	(1,527)
Total	$68,915	$61,060

Note 7.  Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and dilutive potential common shares outstanding during the period.

Basic and diluted net income (loss) per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$11,969	$(42,202)	$(37,421)	$(83,405)
Income from discontinued operations, net of tax	3,359	14,562	36,251	57,882
Net income (loss)	$15,328	$(27,640)	$(1,170)	$(25,523)

Denominator:
Weighted average number of shares
—basic	531,197	527,091	530,546	527,101
—diluted	531,323	527,091	530,546	527,101

Basic income (loss) per share from:
—Continuing operations	$0.02	$(0.08)	$(0.07)	$(0.16)
—Discontinued operations	$0.01	$0.03	$0.07	$0.11
—Net income (loss)	$0.03	$(0.05)	$0.00	$(0.05)

Diluted income (loss) per share from:
—Continuing operations	$0.02	$(0.08)	$(0.07)	$(0.16)
—Discontinued operations	$0.01	$0.03	$0.07	$0.11
—Net income (loss)	$0.03	$(0.05)	$0.00	$(0.05)

The following table presents weighted average potentially dilutive securities that were excluded from the above calculation of diluted net income per share since their inclusion would have an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Dilutive securities:
Employee stock options	47,892,860	47,413,212	45,196,693	47,465,561
Restricted awards and units	3,497,591	8,702,286	4,577,421	6,887,965
Shares issuable upon conversion of 3% notes	—	—	—	7,759,796
Total anti-dilutive shares	51,390,451	56,115,498	49,774,114	62,113,322

In addition, for the nine months ended June 30, 2007, after-tax interest expense of $5.0 million related to the 3% Convertible Subordinated Notes and the related share equivalents of 7,759,796 were not included in the computation of diluted income per share because to do so would have been anti-dilutive.

Note 8.  Debt

Long-term debt consisted of the following:

	As of
	June 28, 2008	September 29, 2007
	(In thousands)
$300 Million Senior Floating Rate Notes due 2010	$180,000	$300,000
$300 Million Senior Floating Rate Notes due 2014	300,000	300,000
8.125% Senior Subordinated Notes due 2016	600,000	600,000
6.75% Senior Subordinated Notes due 2013	400,000	400,000
Interest Rate Swaps	304	(11,928)
Total long-term debt	$1,480,304	$1,588,072

On December 18, 2007, the Company redeemed $120.0 million in aggregate principal amount of its Senior Floating Rate Notes (“2010 Notes”) at par. Upon redemption, holders of the 2010 Notes received $120.0 million, plus $0.08 million of accrued and unpaid interest. Unamortized finance fees of approximately $2.2 million were expensed upon redemption of the 2010 Notes.

The Company is subject to certain financial and other covenants that, among other things, limit the Company’s ability to incur additional debt, make investments, pay dividends, and sell certain assets. The Company was in compliance with its debt covenants as of June 28, 2008.

Note 9.  Commitments and Contingencies

Litigation and other contingencies.  From time to time, the Company is a party to litigation, claims and other contingencies, including environmental matters and examinations and investigations by government agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies” or other applicable accounting standards. As of June 28, 2008, the Company had reserves of approximately $41.5 million for these matters, which the Company believes is adequate. Such reserves are included in accrued liabilities on the condensed consolidated balance sheet.

As of June 28, 2008, the Company was in the process of remediating environmental contamination at one of its sites in the United States. The Company expects to incur costs of $10.5 million for assessment, testing, remediation and restoration of this site. Actual costs could differ from the amount estimated upon completion of this process. To date, $3.0 million of such costs have been incurred. The Company intends to sell this site upon completion of its remediation efforts for an amount that exceeds the net book value of the site and costs incurred in connection with the remediation activities described above. As such, these costs have been capitalized.

Warranty Reserve.  The following tables present information with respect to the warranty reserve, which is included in accrued liabilities in the condensed consolidated balance sheets:

Balance as of			Balance as of
September 29,	Additions to	Accrual	June 28,
2007	Accrual	Utilized	2008
(In thousands)
$23,094	$17,094	$(17,321)	$22,867

Balance as of			Balance as of
September 30,	Additions to	Accrual	June 30,
2006	Accrual	Utilized	2007
(In thousands)
$16,442	$19,532	$(16,390)	$19,584

Sale-leaseback.  During the first nine months of fiscal year 2008, the Company entered into a sale-leaseback transaction for certain fixed assets.  In connection with the transaction, fixed assets were sold for $26.5 million and simultaneously leased back under an operating lease for a period of three years. The gain on sale was not significant and is being amortized to income over the lease term. Future minimum lease payments of $16.2 million are required during the lease term.

Note 10.  Restructuring Costs

Costs associated with restructuring activities, other than those activities related to business combinations, are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, or SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”, as applicable. Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable based on the Company’s policy with respect to severance payments. For all other restructuring costs, a liability is recognized in accordance with SFAS No. 146 only when incurred. Costs associated with restructuring activities related to business combinations are accounted for in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”.

During the first quarter of fiscal year 2007, the Company began the final phase of its multi-phase restructuring strategy. Due to the immateriality of the remaining accrual balances related to prior phases, all phases have been combined for disclosure purposes.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts for the periods indicated:

	Employee	Leases and	Impairment
	Termination /	Facilities	of Fixed
	Severance and	Shutdown and	Assets or
	Related	Consolidation	Redundant Fixed
	Benefits	Costs	Assets
	Cash	Cash	Non-Cash	Total
	(In thousands)
Balance at September 30, 2006	$21,349	$9,804	$—	$31,153
Charges (recovery) to operations	35,168	11,195	(831)	45,532
Charges recovered (utilized)	(47,872)	(12,132)	831	(59,173)
Reversal of accrual	(2,505)	(441)	—	(2,946)
Balance at September 29, 2007	6,140	8,426	—	14,566
Charges to operations	2,300	3,346	1,232	6,878
Charges utilized	(3,647)	(4,281)	(1,232)	(9,160)
Reversal of accrual	(99)	—	—	(99)
Balance at December 29, 2007	4,694	7,491	—	12,185
Charges to operations	41,512	5,903	678	48,093
Charges utilized	(3,879)	(7,068)	(678)	(11,625)
Reversal of accrual	(74)	—	—	(74)
Balance at March 29, 2008	42,253	6,326	—	48,579
Charges (recovery) to operations	10,401	3,531	(133)	13,799
Charges recovered (utilized)	(21,483)	(4,068)	133	(25,418)
Reversal of accrual	(169)	(374)	—	(543)
Balance at June 28, 2008	$31,002	$5,415	$—	$36,417

During the three and nine months ended June 28, 2008, the Company recorded restructuring charges for employee termination benefits for approximately 900 terminated employees and 2,500 terminated employees, respectively. The Company expects to pay remaining facilities related restructuring liabilities of $5.4 million through 2010, and the majority of severance costs of $31.0 million through March 2009. Of these amounts, $34.9 million was included in accrued liabilities and $1.5 million was included in other long-term liabilities on the condensed consolidated balance sheet.

The recognition of restructuring charges requires the Company to make judgments and estimates regarding the nature, timing, and amount of costs associated with planned exit activities, including estimating potential sublease income and the fair values, less selling costs, of property, plant and equipment to be disposed of. The Company’s estimates of future liabilities may change, requiring it to record additional restructuring charges or reduce the amount of liabilities already recorded.

Note 11.  Business Segment, Geographic and Customer Information

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. As a result of the sale of its PC Business, the Company has only one reportable segment.

No customer represented more than 10% of net sales during the three or nine months ended June 28, 2008.

The following tables summarize financial information by geographic segment:

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands)
Net sales:
Domestic	$539,639	$570,043	$1,700,961	$1,857,066
International	1,363,614	1,103,255	3,797,863	3,526,822
Total	$1,903,253	$1,673,298	$5,498,824	$5,383,888

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands)
Operating income (loss):
Domestic	$6,888	$(17,955)	$20,241	$(19,330)
International	32,850	12,440	37,700	45,115
Total	$39,738	$(5,515)	$57,941	$25,785

Note 12.  Discontinued Operations and Assets Held for Sale

The Company’s PC Business consisted of three customers, one of whom transitioned their business during the three months ended March 29, 2008 to a new third-party contract manufacturing provider as a result of the Company’s decision to exit the PC Business. The remaining portion of the Company’s PC Business was sold in two separate transactions, as described below.

Foxteq Transaction

On February 17, 2008, the Company entered into an Asset Purchase and Sale Agreement (“Purchase Agreement”) with Foxteq Holdings, Inc. (“Foxteq”), pursuant to which Foxteq agreed to purchase certain assets of the Company’s PC Business located in Hungary, Mexico and the United States for total consideration equal to the net book value of the assets being sold plus a specified premium. In addition, Foxteq agreed to pay the Company a contingent payment based on certain revenues generated during the 12 months following the closing date of the transaction.

The Purchase Agreement contains customary representations, warranties and covenants of each party, and indemnification provisions whereby each party agreed to indemnify the other, subject to certain limitations, for breaches of representations and warranties, breaches of covenants and other matters. In addition, subject to certain conditions, the Purchase Agreement provides that the Company will reimburse Foxteq for certain severance obligations relating to employees terminated by Foxteq within three months following the closing of the transaction or if Foxteq terminates certain other employees within twelve months following the closing of the transaction.

The Foxteq transaction was completed on July 7, 2008. Subject to final settlement based on actual net asset values as of that date, the Company expects final proceeds to be in the range of $70.0 million to $80.0 million. This estimated range is $10.0 million lower than the previous estimate as assets intended to be sold were utilized in the on-going business up to the time the sale transaction closed. The Company does not expect to recognize a significant gain or loss in connection with this transaction.

Lenovo Transaction

On April 25, 2008, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with Lenovo (Singapore) Pte. Ltd. and Lenovo Centro Tecnologico, SdeRL de C.V. (“Lenovo”), pursuant to which Lenovo agreed to purchase certain assets and assume certain liabilities related to the Company’s PC Business located in Monterrey, Mexico.

The Purchase Agreement contains customary representations, and warranties, and indemnification provisions whereby each party agreed to indemnify the other for breaches of representations and warranties, breaches of covenants and other matters.

The Lenovo transaction was completed on June 2, 2008, at which time the Company received proceeds approximating the net book value of the assets sold and recorded an insignificant gain on the sale.

For both of these transactions, the Company or its assignor will provide certain transitional engineering, information technology and accounting services to the buyers for a period of approximately twelve months after the closing of the transactions.

Financial results of the PC Business reported as a discontinued operation were as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands)
Revenue	$443,343	$815,061	$1,784,828	$2,494,950

Income before taxes	$3,929	$17,413	$40,736	$59,341
Provision for income taxes	570	2,851	4,485	1,459
Net income	$3,359	$14,562	$36,251	$57,882

The provision for income taxes has been determined in accordance with FAS 109, “Accounting for Income Taxes” (FAS 109), Accounting Principles Board 28, “Interim Financial Reporting” (APB 28) and FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods” (FIN 18). FAS 109 requires that the amount of income tax expense or benefit be allocated among continuing operations, discontinued operations, other comprehensive income, and items charged or credited directly to stockholders’ equity. The amount allocated to continuing operations is the tax effect of the pretax income or loss from continuing operations that occurred during the year, plus or minus income tax effects of changes in circumstances that cause a change in judgment about the realization of deferred tax assets in future years and changes in tax laws or rates. The portion of income tax expense or benefit that remains after allocation to continuing operations is then allocated to discontinued operations, other comprehensive income and items charged or credited directly to stockholders’ equity.

The Company sold only certain assets and liabilities of the PC Business. Assets of the PC Business that were sold to Foxteq subsequent to June 28, 2008 have been reflected as assets held for sale in the condensed consolidated balance sheet as of June 28, 2008. Liabilities to be assumed by Foxteq have been reflected as “liabilities – discontinued operations” in the condensed consolidated balance sheet as of June 28, 2008.

Additionally, the Company has other assets, primarily buildings, not related to its PC Business that are also classified as held for sale in the condensed consolidated balance sheet. Any gains or losses realized on sales of these assets, or write-downs of the assets to fair value less costs to sell, will be recorded as impairment of assets or restructuring costs in the condensed consolidated statement of operations.

As discussed above, the Company did not sell all assets and liabilities of its PC Business. The primary assets of the PC Business that were not sold were accounts receivable generated by the PC Business through the date of closing of the Foxteq and Lenovo transactions and buildings. The Company will continue to collect these receivables in the normal course of business. Goodwill associated with the PC Business will be included in the determination of the gain or loss on sale at the time the sales are completed, and will be allocated to each transaction based on the relative fair value of assets being sold in each transaction. With respect to other assets not being sold in conjunction with the sale of the PC Business, the Company will either utilize these assets in its continuing operations or seek other buyers for them. Additionally, accounts payable and other accrued liabilities not being sold will be settled by the Company in the normal course of business.

The table below presents information with respect to assets and liabilities associated with the Company’s PC Business.

As of June 28, 2008 (In thousands)	Continuing Operations	Held for Sale - PC Business	PC Business Related – not Held for Sale		Consolidated Total

ASSETS

Cash and cash equivalents	$981,564	$—	$—		$981,564
Accounts receivable, net	1,072,025	—	111,577	(A)	1,183,602
Inventories	901,039	49,134	—		950,173
Prepaid expenses and other current assets	107,342	2,229	8,064		117,635
Assets held for sale	30,407	—	7,881	(B)	38,288
Property, plant and equipment, net	602,362	4,909	8,810		616,081
Goodwill	479,569	—	30,498		510,067
Other	133,145	—	118		133,263
Total assets	$4,307,453	$56,272	$166,948		$4,530,673

LIABILITIES
Current liabilities:
Accounts payable	$948,015	$—	$416,852		$1,364,867
Accrued liabilities	226,900	—	10,743		237,643
Accrued payroll and related benefits	142,781	1,418	—		144,199
Total current liabilities	$1,317,696	$1,418	$427,595		$1,746,709

(A):

Represents gross accounts receivable of $390.7 million, less accounts receivable sold of approximately $279.1 million. Historically, the Company has sold accounts receivable related to its PC Business as part of its management of working capital. In the third quarter of fiscal year 2008, the Company entered into a new accounts receivable sales program that provides for sales of accounts receivable from customers of the Company’s continuing operations.

(B):	Primarily real estate that is held for sale, but is not being sold to Foxteq.

Note 13.  Sales of Accounts Receivable

On June 26, 2008, the Company entered into a two year revolving trade receivables purchase agreement with a financial institution on similar terms and conditions as the Company’s existing agreement.  This new agreement allows the Company to sell accounts receivable from its continuing operations, subject to certain conditions. The maximum face amount of accounts receivable that may be outstanding at any time under this agreement is $250 million.

Note 14.  Subsequent Event

The Board of Directors approved an amendment to the Company’s certificate of incorporation that would permit the Company to effect a reverse split of its outstanding and authorized common stock within a range of one-for-three to one-for-ten, with the final ratio to be determined by the Board of Directors following stockholder approval. The Company intends to seek stockholder approval of the amendment at a special meeting of stockholders anticipated to be held in September 2008.  As of June 28, 2008, the Company had approximately 531.0 million shares of common stock outstanding.

The par value per share of the common stock will remain unchanged at $0.01 per share after the reverse stock split. As a result, on the effective date of the reverse split, the stated capital on the Company’s consolidated balance sheet attributable to common stock will be reduced and the additional paid-in capital account will be increased by the amount by which the stated capital is reduced. Per share net income or loss will be increased because there will be fewer shares of the Company’s common stock outstanding. The Company does not anticipate that any other accounting consequences, including changes to the amount of stock-based compensation expense to be recognized in any period, will arise as a result of the reverse stock split. Additionally, employee and director share and option grants will be adjusted proportionately as will the strike prices on all stock option grants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including our expectations concerning trends in future revenues and results of operations, gross margin, operating margin, expenses, earnings or losses from operations, the adequacy of our sources of liquidity and future restructuring charges; our expectations concerning the amount of final proceeds from the Foxteq transaction; any statements regarding future economic conditions or performance; any statements regarding pending litigation, investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate”, “believe”, “plan”, “expect”, “future”, “intend”, “may”, “will”, “should”, “estimate”, “predict”, “potential”, “continue” and similar expressions identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including without limitation, those discussed in this section, those contained in Part II, Item 1A, “Risk Factors” of this report on Form 10-Q and those contained in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Affecting Operating Results” in our Quarterly Reports on Form 10-Q for the fiscal quarters ended December 29, 2007 and March 29, 2008. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission (“SEC”).

Overview

We are a leading independent global provider of customized, integrated electronics manufacturing services, or EMS. Our revenue is generated from sales of services primarily to original equipment manufacturers, or OEMs, in the communications, enterprise computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical and automotive industries.

We recently exited our PC and associated logistics services business (“PC Business”). Our PC Business consisted of three customers, one of whom transitioned its business during the three months ended March 29, 2008 to a new third-party contract manufacturing provider as a result of our decision to exit the PC Business. The remaining portion of our PC Business was sold in two separate transactions, one of which closed on June 2, 2008 and the other of which closed on July 7, 2008.

We have reflected our PC Business as a discontinued operation in the condensed consolidated financial statements for all periods presented. We do not expect to recognize a significant gain or loss in connection with the sale of our PC Business. The remaining assets and liabilities of the portion of the PC Business sold on July 7, 2008 have been presented as held for sale in the condensed consolidated balance sheets as of June 28, 2008. The sale of our PC Business will materially reduce our future net sales, operating income and cash flows. See Note 12 of the notes to condensed consolidated financial statements for further information regarding the PC Business and assets held for sale.

Unless noted otherwise, all references to our operating results contained in this section pertain only to our continuing operations.

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented 48.5% and 48.3% of our net sales for the three and nine months ended June 28, 2008, respectively. No customer represented 10% or more of our net sales during the three or nine months ended June 28, 2008. Sales to our ten largest customers represented 47.1% and 48.5% of our net sales for the three and nine months ended June 30, 2007, respectively, and no customer represented 10% or more of our net sales during either of those periods.

In recent periods, we have generated a significant portion of our net sales from international operations. Net sales from international operations during the three months ended June 28, 2008 and June 30, 2007 were 71.6% and 65.9%, respectively, of total net sales. During the nine months ended June 28, 2008 and June 30, 2007, 69.1% and 65.5%, respectively, of our total net sales were derived from non-U.S. operations. The concentration of international operations has resulted from a desire on the part of many of our customers to source production in lower cost locations such as Asia, Latin America and Eastern Europe.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate the process used to develop estimates for certain reserves and contingent liabilities, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. However, should any of these estimates prove to be incorrect, our future results of operations could be materially and adversely affected.

We adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), at the beginning of fiscal year 2008. FIN 48 involves an assessment of whether each of a company’s income tax positions is “more likely than not” of being sustained upon audit based on its technical merits. For each income tax position that meets the “more likely than not” threshold, a company then assesses the largest amount of tax that is greater than 50% likely of being realized upon effective settlement with the taxing authority. Upon adoption of FIN 48, we decreased current income taxes payable by $18.8 million and increased long-term income tax liabilities by the same amount, as cash payments of such amounts are not expected to be made within 12 months.

A complete description of our critical accounting policies and estimates is contained in our 2007 Annual Report on
Form 10-K filed with the SEC on November 28, 2007.

Summary Results of Operations

The following table presents items in the condensed consolidated statement of operations as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto, which appear elsewhere in this report.

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.7	94.3	92.8	93.5
Gross margin	7.3	5.7	7.2	6.5
Operating expenses:
Selling, general and administrative	4.1	5.2	4.5	5.0
Research and development	0.3	0.4	0.3	0.4
Restructuring costs	0.6	0.3	1.2	0.5
Amortization of intangible assets	0.1	0.1	0.1	0.1
Impairment of assets	0.1	—	0.0	—
Total operating expenses	5.2	6.0	6.1	6.0
Operating income (loss) from continuing operations	2.1	(0.3)	1.1	0.5
Interest income	0.2	0.2	0.3	0.4
Interest expense	(1.6)	(2.4)	(1.8)	(2.4)
Other income, net	0.3	0.1	0.1	0.2
Interest and other expense, net	(1.1)	(2.1)	(1.4)	(1.8)
Income (loss) from continuing operations before income taxes	1.0	(2.4)	(0.3)	(1.3)
Provision for income taxes	0.4	0.1	0.4	0.2
Net income (loss) from continuing operations	0.6	(2.5)	(0.7)	(1.5)
Income from discontinued operations, net of tax	0.2	0.8	0.7	1.0
Net income (loss)	0.8%	(1.7)%	0.0%	(0.5)%

Key operating results were as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands)
Net sales	$1,903,253	$1,673,298	$5,498,824	$5,383,888
Gross profit	$139,641	$95,055	$393,215	$350,137
Operating income (loss) from continuing operations	$39,738	$(5,515)	$57,941	$25,785
Net income (loss) from continuing operations	$11,969	$(42,202)	$(37,421)	$(83,405)
Income from discontinued operations, net of tax	$3,359	$14,562	$36,251	$57,882
Net income (loss)	$15,328	$(27,640)	$(1,170)	$(25,523)

Net income (loss) from continuing operations includes restructuring costs of $13.3 million and $5.4 million for the three months ended June 28, 2008 and June 30, 2007, respectively, and $68.1 million and $27.6 million for the nine months ended June 28, 2008 and June 30, 2007, respectively.

Key performance measures

Certain key performance measures that we utilize to assess working capital management were as follows:

	Three Months Ended
	June 28, 2008	March 29, 2008	December 29, 2007
Days sales outstanding(1)	51	51	53
Inventory turns(2)	7.8	7.1	6.7
Accounts payable days(3)	49	51	57
Cash cycle days(4)	48	51	50

The key performance measures in the above table were calculated using sales, cost of sales, accounts receivable, net; inventories and accounts payable relating only to our continuing operations (see Note 12).  We believe this method of calculation is appropriate since it excludes the impact of discontinued operations and provides a more meaningful measure of our continuing operations.

(1)	Days sales outstanding, or DSO, is calculated as the ratio of ending accounts receivable, net, to average daily net sales for the quarter.

(2)	Inventory turns (annualized) are calculated as the ratio of four times our cost of sales for the quarter to inventory at period end.

(3)

Accounts payable days are calculated as the ratio of 365 days divided by accounts payable turns, in which accounts payable turns is calculated as the ratio of four times our cost of sales for the quarter to accounts payable at period end.

(4)	Cash cycle days are calculated as the ratio of 365 days to inventory turns, plus days sales outstanding minus accounts payable days.

Results of Operations

Net Sales

Net sales for the three months ended June 28, 2008 increased by 13.7% to $1.90 billion, from $1.67 billion for the three months ended June 30, 2007.  The increase was primarily related to stronger demand from customers in our communications and multi-media end-markets, which increased by $156.8 million and $65.0 million, respectively.

Net sales for the nine months ended June 28, 2008 increased by 2.1% to $5.50 billion, from $5.38 billion for the nine months ended June 30, 2007. The increase was primarily related to stronger demand from customers in our communications and defense and aerospace end-markets, which increased by $142.3 million and $105.4 million, respectively.  This increase was partially offset by reduced demand of approximately $114.9 million from our high-end computing end-market.

Gross Margin

Gross margin increased from 5.7% for the three months ended June 30, 2007 to 7.3% for the three months ended June 28, 2008, and from 6.5% for the nine months ended June 30, 2007 to 7.2% for the nine months ended June 28, 2008. The increase for the three months ended June 28, 2008 was due primarily to improved operational efficiencies in our enclosures business, consolidation of capacity within our printed circuit board fabrication business and favorable changes in product mix to more proprietary products within our memory modules and defense and aerospace businesses. The increase in gross margin for the nine months ended June 28, 2008 was due primarily to higher margins in our defense and aerospace business resulting from increased demand and favorable changes in product mix to more proprietary products and in our printed circuit board fabrication business resulting from the consolidation of capacity and greater efficiencies.  These increases were partially offset by reduced margins in the remainder of our technology components group due to lower volume and reduced margins from the remaining EMS divisions due to start-up costs for new factories in low cost regions and costs associated with transitioning production between factories. We expect gross margins to continue to fluctuate in the future based on overall production and shipment volumes and changes in the mix of products purchased by our customers.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses decreased approximately $10.0 million, from $87.4 million, or 5.2% of net sales, for the three months ended June 30, 2007, to $77.4 million, or 4.1% of net sales, for the three months ended June 28, 2008. The decrease was primarily attributable to a reduction in stock-based compensation expense of $4.5 million, reduced personnel-related costs of $4.3 million due to headcount reductions in various functions and a reduction of $1.7 million for information technology infrastructure and related spending.  For the nine months ended June 28, 2008, selling, general and administrative expenses decreased to $245.8 million, or 4.5% of net sales, from $267.8 million, or 5.0% of net sales, for the nine months ended June 30, 2007. The decrease was primarily attributable to reduced personnel-related costs of

$9.1 million due to headcount reductions in various functions, a reduction of $4.5 million in stock-based compensation expense, a reduction of $4.0 million for information technology infrastructure and related spending, and reduced expenses of $3.1 million in connection with matters arising out of our stock option investigation and restatement.

Research and Development

Research and development expenses decreased approximately $0.2 million, from $6.1 million, or 0.4% of net sales, in the third quarter of fiscal year 2007, to $5.9 million, or 0.3% of net sales, in the third quarter of fiscal year 2008. For the nine months ended June 28, 2008, research and development expenses decreased to $14.7 million, or 0.3% of net sales, from $24.1 million, or 0.4% of net sales, for the nine months ended June 30, 2007. The decrease in absolute dollars for all periods was primarily a result of our decision to realign original design manufacturing activities to focus on joint development activities, partially offset by increased spending for our defense and aerospace business to support anticipated growth in this end-market.

Restructuring costs

In recent years, we have initiated restructuring plans in order to streamline our operations, reduce our cost structure, eliminate excess capacity, and relocate our operations to locations near our customers or to lower cost regions. These plans affected facilities across all services offered in our vertically integrated manufacturing organization. The majority of our restructuring charges were recorded as a result of plans related to facilities located in North America and Western Europe. In general, manufacturing activities at these plants were transferred to other facilities located in lower cost regions. Although we have implemented significant actions in connection with our restructuring activities, there are still actions we expect to take in order to complete our restructuring plans. We expect to record additional charges of approximately $10.0 million to $18.0 million related to these anticipated actions within the next six-to-twelve months.

During the first quarter of fiscal year 2007, we began the final phase of our multi-phase restructuring strategy. Due to the immateriality of the remaining accrual balances related to prior phases, all phases have been combined for disclosure purposes.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts for the periods indicated:

	Employee	Leases and	Impairment
	Termination /	Facilities	of Fixed
	Severance and	Shutdown and	Assets or
	Related	Consolidation	Redundant Fixed
	Benefits	Costs	Assets
	Cash	Cash	Non-Cash	Total
	(In thousands)
Balance at September 30, 2006	$21,349	$9,804	$—	$31,153
Charges (recovery) to operations	35,168	11,195	(831)	45,532
Charges recovered (utilized)	(47,872)	(12,132)	831	(59,173)
Reversal of accrual	(2,505)	(441)	—	(2,946)
Balance at September 29, 2007	6,140	8,426	—	14,566
Charges to operations	2,300	3,346	1,232	6,878
Charges utilized	(3,647)	(4,281)	(1,232)	(9,160)
Reversal of accrual	(99)	—	—	(99)
Balance at December 29, 2007	4,694	7,491	—	12,185
Charges to operations	41,512	5,903	678	48,093
Charges utilized	(3,879)	(7,068)	(678)	(11,625)
Reversal of accrual	(74)	—	—	(74)
Balance at March 29, 2008	42,253	6,326	—	48,579
Charges (recovery) to operations	10,401	3,531	(133)	13,799
Charges recovered (utilized)	(21,483)	(4,068)	133	(25,418)
Reversal of accrual	(169)	(374)	—	(543)
Balance at June 28, 2008	$31,002	$5,415	$—	$36,417

During the three and nine months ended June 28, 2008, we recorded restructuring charges for employee termination benefits for approximately 900 terminated employees and 2,500 terminated employees, respectively. We expect to pay remaining facilities related restructuring liabilities of $5.4 million through 2010, and the majority of severance costs of $31.0 million through March 2009.

Restructuring costs of $36.4 million were accrued as of June 28, 2008, of which $34.9 million was included in accrued liabilities and $1.5 million was included in other long-term liabilities on the condensed consolidated balance sheet.

The recognition of restructuring charges requires us to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activities, including estimating potential sublease income and the fair values, less selling costs, of property, plant and equipment to be disposed of. Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded.

We plan to fund cash restructuring costs with cash flows generated by operating activities.

Interest Income and Expense

Interest income decreased from $3.8 million for the three months ended June 30, 2007 to $3.6 million for the three months ended June 28, 2008, and from $23.4 million for the nine months ended June 30, 2007 to $15.0 million for the nine months ended June 28, 2008. The decrease for the nine months ended June 28, 2008 was primarily attributable to lower interest rates on invested cash and the fact that we borrowed $600.0 million during the first quarter of fiscal year 2007 to fund the repayment of certain debt obligations that matured in the second quarter of fiscal year 2007. Of the amount borrowed, $532.9 million was distributed to a Trustee and held in an escrow account until repayment of the debt. We earned interest while the cash was held in escrow. This decrease was partially offset by increased interest income resulting from a higher average cash and cash equivalents balance during the first nine months of fiscal year 2008 compared to the first nine months of fiscal year 2007.

Interest expense decreased to $30.0 million for the three months ended June 28, 2008, from $41.0 million for the three months ended June 30, 2007, and from $130.2 million for the nine months ended June 30, 2007 to $96.9 million for the nine months ended June 28, 2008. The decrease for both periods was primarily attributable to the absence of interest expense in fiscal year 2008 on the $600 million unsecured term loan that was outstanding in the first quarter of fiscal year 2007 and repaid during the third quarter of fiscal year 2007, decreased weighted average borrowings against our revolving credit facility during fiscal year 2008, and lower interest rates during fiscal year 2008.  These decreases were partially offset by higher interest expense incurred in fiscal year 2008 on the two $300 million senior floating rate notes issued during the third quarter of fiscal year 2007 (collectively, the “Senior Floating Rate Notes”). The decrease for the nine months ended June 28, 2008 was also attributable to the absence of interest expense in the first nine months of fiscal year 2008 on certain notes that were repaid during the second quarter of fiscal year 2007.

Other Income, net

Other income, net was $5.9 million and $2.6 million for the three months ended June 28, 2008 and June 30, 2007, respectively, and $5.5 million and $13.0 million for the nine months ended June 28, 2008 and June 30, 2007, respectively. The following table presents the major components of other income, net:

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands)
Foreign exchange gains	$3,561	$1,755	$6,692	$3,923
Loss on extinguishment of debt	—	(3,175)	(2,238)	(3,175)
Gain from fixed asset disposals	143	2,107	322	8,419
Other, net	2,191	1,940	751	3,868
Total	$5,895	$2,627	$5,527	$13,035

Foreign exchange gains resulted primarily from the effect of a weakening of the US dollar relative to other currencies on partially hedged non-US dollar denominated asset positions. We reduce our exposure to currency fluctuations through the use of foreign currency hedging instruments; however, hedges are established based on forecasts of foreign currency transactions. To the extent actual amounts differ from forecasted amounts, we will have exposure to currency fluctuations.

On June 12, 2007, we used the net proceeds of $588 million from the sale of the Senior Floating Rate Notes, together with cash on hand, to repay in full the principal amount and accrued interest on an unsecured term loan. In connection with this repayment, we recorded a loss on extinguishment of debt of approximately $3.2 million representing unamortized finance fees. During the first quarter of fiscal year 2008, we redeemed $120 million of our senior floating rate notes due in 2010 (the “2010 Notes”). In connection with this redemption, $2.2 million of deferred financing fees were expensed.

During the first quarter of fiscal year 2007, we sold a building that had previously been recorded as held for sale and realized a gain on sale of approximately $6.0 million.  During the third quarter of fiscal year 2007, we recognized a $1.4 million gain from the disposal of a restructured facility that had previously been recorded as held for sale.  We did not sell any such properties during the first nine months of fiscal year 2008.

During the third quarter of fiscal year 2008, we recognized a gain of $2.5 million in connection with contingent consideration related to a previous sale of our EMS business in Australia. This amount is included in other, net in the above table.

Provision for Income Taxes

We estimate our annual effective tax rate at the end of each quarterly period. Our estimate takes into account our expected annual pre-tax income (loss), the geographic mix of our pre-tax income (loss) and our interpretations of tax laws and possible outcomes of audits. To the extent there are fluctuations in any of these variables during a period, our provision for income taxes may vary. Our provision for income tax expense was $7.3 million and $19.0 million for the three and nine months ended June 28, 2008, respectively, compared to $2.1 million and $15.4 million for the three and nine months ended June 30, 2007, respectively. Income tax expense was primarily attributable to the Company’s profitable operations since such taxable income cannot be offset by losses incurred in other tax jurisdictions and losses incurred in the United States and certain other foreign jurisdictions required a full valuation allowance on future tax benefits.

Discontinued Operations

During the three months ended June 28, 2008, we completed the sale of certain assets of our PC Business to Lenovo and, on July 7, 2008, we completed the sale of the remaining portion of our PC Business to Foxteq. Accordingly, we have reflected our PC Business as a discontinued operation in the condensed consolidated financial statements for all periods presented. See Note 12 for further discussion and information regarding discontinued operations.

Liquidity and Capital Resources

	Nine Months Ended
	June 28, 2008	June 30, 2007
	(Unaudited)
	(In thousands)
Net cash provided by (used in):
Operating activities	$197,518	$363,077
Investing activities	(42,988)	(21,608)
Financing activities	(120,000)	(43,591)
Effect of exchange rate changes on cash and cash equivalents	13,610	(9,247)
Increase in cash and cash equivalents	$48,140	$288,631

Cash and cash equivalents were $981.6 million at June 28, 2008 and $933.4 million at September 29, 2007. Our cash levels vary during any given quarter depending on the timing of customer collections and supplier payments, the extent of sales of receivables, borrowings under our revolving credit agreement and other factors.

Net cash provided by operating activities was $197.5 million for the nine months ended June 28, 2008. This resulted primarily from net income, adjusted to exclude non-cash items such as depreciation and stock-based compensation expense, and a decrease in inventory, partially offset by a decrease in accounts payable and accrued liabilities. Working capital was $1.5 billion and $1.6 billion at June 30, 2008 and September 29, 2007, respectively.

Net cash used in investing activities was $43.0 million for the nine months ended, June 28, 2008. During this period, we made capital expenditures of $99.3 million and received proceeds from asset sales of $43.1 million and maturities of short-term investments of $13.3 million.

Net cash used in financing activities was $120.0 million for the nine months ended June 28, 2008. During this period, we redeemed $120.0 million in aggregate principal amount of our 2010 Notes at their face value, plus $0.08 million of accrued and unpaid interest.

Sales of Accounts Receivable.  Certain of our subsidiaries have entered into agreements with a financial institution that permit them to sell specified accounts receivable. Accounts receivable sales were $292.3 million and $844.3 million for the three and nine months ended June 28, 2008, respectively. We have historically sold more receivables in the third month of our fiscal quarter, consistent with the higher shipments we typically experience during that month. Sold receivables are subject to certain limited recourse provisions. Accounts receivable sold have been removed from our condensed consolidated balance sheets and are reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. Prior to the third quarter of fiscal year 2008, all accounts receivable sold through the agreements had been generated by our PC Business, which is being accounted for as a discontinued operation. During the third quarter of fiscal year 2008, we entered into a new agreement that permits us to sell certain foreign accounts receivable from our continuing operations, subject to certain conditions. We expect to fully transition our accounts receivable sales program to customers from continuing operations during the fourth quarter of fiscal year 2008. Although the amount of accounts receivable that may be sold can fluctuate from quarter to quarter, we expect to sell less accounts receivable under this new agreement.

Other Liquidity Matters.  As part of our restructuring strategy, we sold our PC Business in two separate transactions.  The first transaction was completed in the third quarter of fiscal year 2008, and the second transaction was completed on July 7, 2008. Subject to final settlement based on actual net asset values as of that date, we expect final proceeds for the second transaction to be in the range of $70.0 million to $80.0 million. Although we retained certain accounts receivable and accounts payable relating to the PC Business, these transactions will materially reduce our future net sales, our operating income and our cash flows.

Additionally, for a limited period of time after the sale, we or our assignee expect to provide transition services to the buyers in exchange for monetary consideration that will not be significant to our results of operations. We are also liable for breaches of representations and warranties, subject to certain limitations, and are required to reimburse the buyers for certain severance obligations that arise from terminations of employees of the PC Business that occur up to one year after closing.  Although we have not incurred material liabilities pursuant to these provisions, there can be no assurance that we will not be required to make significant payments to the buyers in the future.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental matters and examinations and investigations by government agencies. As of June 28, 2008, the

Company had reserves of approximately $41.5 million related to such matters. We may not be able to accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters. For further information regarding legal proceedings, see Part II, Item 1.  Legal Proceedings.

We expect to incur approximately $10.0 million to $18.0 million of cash and non-cash charges in future periods in connection with our restructuring initiatives.

During the first quarter of fiscal year 2008, we redeemed $120.0 million in aggregate principal amount of our 2010 Notes. We will consider additional redemptions of our long-term debt obligations during the remainder of fiscal year 2008.  We also entered into a sale leaseback agreement for certain fixed assets, and may enter into additional sale leaseback agreements in the future. We are required to make future minimum lease payments of approximately $16.2 million over the next three years in conjunction with the sale leaseback transaction entered into during the first quarter of fiscal year 2008.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, and repayments of obligations under outstanding indebtedness. Our primary sources of liquidity include cash of $981.6 million, our $500 million available revolving line of credit that continues through December 2008, accounts receivable sales programs and cash generated from operations.

We are subject to certain financial and other covenants that, among other things, limit our ability to incur additional debt, make investments, pay dividends, and sell assets. We were in compliance with our debt covenants as of June 28, 2008. However, we may be required to seek waivers or amendments to certain covenants for our debt instruments if we are unable to comply with the requirements of the covenants in the future. We may not be able to obtain such waivers or amendments on terms acceptable to the Company or at all, and, in such case, these covenants could materially adversely impact our ability to conduct our business or carry out our restructuring plans.

None of our debt matures prior to fiscal year 2010. We currently have a $500 million line of credit, under which we have had no borrowings during the past two fiscal quarters, which expires in December 2008. We are currently negotiating with prospective lenders for a new credit facility to replace this line of credit. Given the current illiquidity of the credit markets and other factors, we cannot provide assurance that we will be able to do so on acceptable terms or at all. In addition to our existing collateral and covenant requirements, future debt financing may require us to pledge assets as collateral and to comply with financial ratios and covenants.  Equity financing, if required, may result in dilution to stockholders.

We believe our existing cash resources and other sources of liquidity, together with cash generated from operations, sales of strategic and other assets and sales of accounts receivable under our factoring arrangements will be sufficient to meet our working capital requirements for at least the next 12 months. Should demand for our products decrease over the next 12 months, the available cash provided by operations could be adversely impacted.

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

We seek to mitigate default risk by investing in high quality credit securities and by positioning our investment portfolio to respond to a significant reduction in credit rating of any investment issuer, guarantor or depository. We seek to mitigate market risk by limiting the principal and investment term of funds held with any one issuer and by investing funds in marketable securities with active secondary or resale markets. As of June 28, 2008, we had no short-term investments.

On February 24, 2005, we issued 6.75% Notes with a principal balance of $400 million due in 2013 (the “6.75% Notes”). We also entered into interest rate swap agreements with four independent swap counterparties to hedge our interest rate exposures related to the 6.75% Notes. The swap agreements, with an aggregate notional amount of $400 million that expires in 2013, effectively convert the fixed interest rate obligation to a variable rate obligation and are accounted for as fair value hedges under SFAS No. 133 but are exempt from periodic assessment of hedge effectiveness under Paragraph 68 of SFAS No. 133. Under the terms of the swap agreements, we pay the independent swap counterparties an interest rate equal to the six-month LIBOR rate plus a spread ranging from 2.214% to 2.250%. In exchange, we receive a fixed rate of 6.75%. The differential paid or received on the interest rate swaps is recognized in earnings as an adjustment to interest expense. As of, and for the nine months ended, June 28, 2008, the fair value of the interest rate swap agreements and their effect on interest expense were not significant.  As of September 29, 2007, we recorded a long-term liability of $11.9 million, with a corresponding decrease to long-term debt, to reflect the fair value of the interest rate swap agreements.  For the nine months ended June 30, 2007, interest expense of $3.0 million was recognized due to the differential paid on the interest rate swaps. The variable interest rates under the swap agreements averaged 6.67% and 7.65% during the nine months ended June 28, 2008 and June 30, 2007, respectively.

On June 12, 2007, we issued $300 million aggregate principal amount of  2010 Notes and $300 million aggregate principal amount of senior floating rate notes due in 2014 (the “2014 Notes”). We also entered into interest rate swap agreements with two independent swap counterparties to hedge our interest rate exposures related to our 2014 Notes. The swap agreements, with an aggregate notional amount of $300 million that expires in 2014, effectively convert the variable interest rate obligation to a fixed rate obligation and are accounted for as cash flow hedges under SFAS No. 133, subject to periodic assessment of effectiveness. Under the terms of the swap agreements, we pay the independent swap counterparties a fixed rate of 5.594%. In exchange, we receive an interest rate equal to the three-month LIBOR. These swap agreements effectively fix the interest rate on our 2014 Notes at 8.344% through 2014. At June 28, 2008 and September 29, 2007, $20.8 million and $11.4 million has been recorded in other long-term liabilities to record the fair value of the interest rate swap agreements, with a corresponding decrease to accumulated other comprehensive income, on the condensed consolidated balance sheets. Over the next 12 months, we expect to reclassify approximately $7.5 million to interest expense. Amounts in accumulated other comprehensive income (loss) will be reclassified when the hedged interest expense is realized in the condensed consolidated statement of operations. The ineffective portion of the hedges was immediately recognized in other income (expense), net, on the condensed consolidated statement of operations and was not material for the nine month period ended June 28, 2008.

Since our 6.75% Notes and 2010 Notes are floating rate debt instruments, an immediate 10% increase in interest rates at June 28, 2008 would result in an increase in annual gross interest expense of approximately $3.7 million. Similarly, an immediate 10% reduction in interest rates would result in a reduction in annual interest expense of approximately $3.7 million.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Brazil, Canada and Mexico. We enter into short-term foreign currency forward and option contracts to hedge currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less. Further, these contracts are not designated as part of a hedging relationship in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). All outstanding foreign currency forward and option contracts are marked-to-market at the end of the reporting period with unrealized gains and losses included in other income (expense), net, in the condensed consolidated statements of operations. At June 28, 2008 and September 29, 2007, we had outstanding foreign currency forward and option contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $512.6 million and $279.5 million, respectively. Subject to the limitations noted in the first paragraph of this section, the net impact of an immediate 10% change in exchange rates would not be material to our condensed consolidated financial statements.

We also utilize foreign currency forward and option contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from portions of forecasted sales, cost of sales and expenses denominated in currencies other than the U.S. dollar. These contracts are typically less than 12 months in duration. Further, these contracts are accounted for as cash flow hedges under SFAS No. 133, subject to periodic assessment of effectiveness. The effective portion of changes in the fair value of the contracts is recorded in stockholders’ equity as a separate component of accumulated other comprehensive income and is recognized in the consolidated statement of operations when the hedged item affects earnings. The ineffective portion is recognized immediately in earnings. At June 28, 2008 and September 29, 2007, we had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $51.8 million and $30.0 million, respectively.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of June 28, 2008 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding timely disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and
15d-15(f) under the Exchange Act) during the third quarter ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

In all of these actions, the derivative plaintiffs allege that they are our stockholders and purport to bring the actions on our behalf and for our benefit. This is why we are a “nominal defendant” party to each of these actions; no relief is sought against us in these lawsuits and any recovery (net of any court award of attorneys’ fees and costs to derivative plaintiffs’ counsel) would belong to us. As previously disclosed, the list of defendants varies from action to action and includes 29 different current and former directors and officers of the Company. The derivative plaintiffs allege generally that the individual defendants manipulated the grant dates of our stock options between 1994 and 2006, allegedly in breach of duties owed to us and our shareholders, causing us to report our financial results inaccurately and resulting in harm to us. Plaintiffs seek money damages against the individual defendants, an accounting for damages allegedly caused by the individual defendants, disgorgement of profits allegedly improperly obtained by the defendants, and various other types of equitable and injunctive relief. In August 2006, our Board of Directors created a Special Litigation Committee and vested that committee with the full authority on our behalf to investigate the claims asserted by the derivative plaintiffs, and to determine what action should be taken with respect to the shareholder derivative actions including without limitation whether we should pursue claims against the named defendants or other persons. The Special Litigation Committee’s investigation is substantially concluded although it has not yet issued a formal report. The parties conducted mediation in March 2008 and are engaged in discussions regarding an appropriate resolution of the litigations in light of the Special Litigation Committee’s tentative conclusions. Although the stockholder derivative lawsuits do not seek damages or other relief against us, we do owe certain indemnification obligations to our current and former directors, officers and employees involved with the stock option-related proceedings, particularly to the extent that individuals are found not to have engaged in any wrongdoing. We have recorded an estimated minimum liability, the amount of which is not material, for this matter as of June 28, 2008.

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

Non-US Proceedings

A non-US governmental entity has made a claim for penalties against us asserting that we did not comply with bookkeeping rules in accordance with applicable tax regulations.  We have provided documents that we believe demonstrate our compliance with these tax regulations.  We have appealed the penalties in administrative court, and have not paid the penalties pending review by the court.  The administrative court has not indicated when it will issue a decision.  We believe we have a meritorious position in this matter and are contesting this claim vigorously.  Accordingly, we have not provided an accrual for this matter as of June 28, 2008.

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

Item 1A.  Risk Factors Affecting Operating Results

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of  Operations - Risk Factors Affecting Operating Results” in our Quarterly  Reports on Form 10-Q for the fiscal quarter ended December 29, 2007 and March 29, 2008, which have not materially changed other than as set forth below.

We recently sold our PC business, which will materially reduce our net sales, our operating income and our cash flows.

As part of our restructuring strategy, we exited the PC business.  The first transaction was completed on June 2, 2008. The second transaction was completed on July 7, 2008. We expect the effect of these transactions will be to materially reduce our future net sales and operating income and to reduce our accounts receivable available for sale under our factoring arrangements, which could affect the timing of cash receipts and reduce our cash flows from operations.

We may be unable to obtain additional financing to fund our operations.

Our sources of liquidity include our $500 million line of credit, none of which is currently utilized, access to trade credit extended by our suppliers, sales of assets, including our PC Business, sales of accounts receivable and cash generated by operations. As a result of our continuing capital requirements, we may be required to obtain new financing in the near future. In particular, our $500 million revolving credit facility expires in December 2008. However, given current adverse conditions in the credit markets and other factors, we can provide no assurance that we will be able to obtain new sources of liquidity on acceptable terms or at all. In addition, while we seek high quality counterparties for our financing arrangements, there can be no assurance that any such counterparty will be able to provide credit when and as required by our current or future financing arrangements. If additional financing is not available when required, or is not available for any reason, our ability to finance our operations could be materially adversely affected.

We rely on a small number of customers for a substantial portion of our sales, and declines in sales to these customers would reduce our net sales and net income.

Most of our sales are generated by a small number of customers. Sales to our ten largest customers represented 48.5% of our net sales during the third quarter of fiscal year 2008, and no customer accounted for more than 10% of our net sales for that period. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks related to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in their business, consolidations or divestitures or for other reasons. For example, as a result of our exit from the PC business, we will receive significantly less revenue from several of our large customers as we will no longer support those operations. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would reduce our net sales and net income

We can experience losses due to foreign exchange rate fluctuations.

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

As such, our foreign currency forward contracts may exceed or not cover our full exposure to exchange rate fluctuations due to differences in actual amounts versus forecasted amounts. For example, we realized foreign exchange gains of approximately $3.6 million in the three months ended June 28, 2008. Although we believe our foreign exchange hedging policies are reasonable and prudent under the circumstances, we may experience similar gains or losses in the future, which could reduce our net income.

We are subject to risks arising from our international operations.

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 69.1% of our net sales from non-U.S. operations during the nine months ended June 28, 2008, and a significant portion of our manufacturing material was provided by international suppliers during this period. During fiscal year 2007, we generated 65.3% of our net sales from
non-U.S. operations. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

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

•                  currency controls;

•                  increases in duty and/or income tax rates;

•                  earnings repatriation restrictions;

•                  difficulties in obtaining export licenses;

•                  misappropriation of intellectual property; and

•                  constraints on our ability to maintain or increase prices.

Our operations in certain foreign locations receive favorable income tax treatment in the form of tax holidays or other incentives. In the event that such tax holidays or other incentives are not extended, are repealed, or we no longer qualify for such programs, our results of operations and financial condition would be harmed.

Additionally, certain foreign jurisdictions restrict the amount of cash that can be transferred to the United States or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant penalties and/or taxes to repatriate these funds.

To respond to competitive pressures and customer requirements, we may further expand internationally in lower cost locations, particularly in Asia, Eastern Europe and Latin America. In fiscal year 2007, we announced our intention to establish a manufacturing operation in India. As we pursue continued expansion in these locations, we may incur additional capital expenditures. In addition, the cost structure in certain countries that are now considered to be favorable may increase as economies develop or as such countries join multinational economic communities or organizations. As a result, we may need to continue to seek out new locations with lower costs and the employee and infrastructure base to support electronics manufacturing. We cannot assure you that we will realize the anticipated strategic benefits of our international operations or that our international operations will contribute positively to our operating results.

The proposed reverse stock split may not increase our stock price, which would prevent the Company from realizing the anticipated benefits of the reverse stock split.

The Board of Directors approved an amendment to the Company’s certificate of incorporation that would permit the Company to effect a reverse split of its outstanding and authorized common stock within a range of one-for-three to one-for-ten, with the final ratio to be determined by the Board of Directors following stockholder approval. The Board expects that the reverse split will increase the price per share of our common stock, which in turn would, among other things, broaden the class of investors who invest in our stock, help increase analyst and broker interest in our stock and reduce the possibility that our stock trades below $1.00 per share for an extended period of time, which could cause our stock to be delisted from the Nasdaq Global Select Market. While the Board expects that a reverse stock split of our common stock will increase the market price of our common stock, the effect of a reverse split upon the market price of our common stock cannot be predicted with any certainty. The market price of our common stock is primarily driven other factors unrelated to the number of shares outstanding, including our current and expected future performance, conditions in the EMS industry and stock market conditions generally. Therefore, it is possible that the per share price of our common stock after the reverse split will not rise in proportion to the reduction in the number of shares of our common stock outstanding resulting from the reverse stock split.

We are potentially liable for contamination of our current and former facilities, including those of the companies we have acquired, which could increase our expenses and harm our operating results in the future.

We are potentially liable for contamination at our current and former facilities, including those of the companies we have acquired. These liabilities include ongoing investigation and remediation activities at a number of sites. Currently, we are unable to anticipate whether any third-party claims will be brought against us for this contamination. We cannot assure you that third-party claims will not arise and will not result in material liability to us. We are currently in the process of remediating contamination at one of our sites in the United States. We expect to incur $10.5 million of costs for assessment, testing, remediation and site restoration. Although we believe we have adequately accrued for expenses relating to environmental matters, we cannot assure you that we will not incur additional liability in the future or that any such additional liability would not increase our liability or harm our operating results.

Although the internal investigation of our historical stock option practices is substantially complete, the private litigation and government investigations resulting therefrom remain pending.

We substantially completed an investigation of our accounting for stock options. Based on the results of this investigation on January 3, 2007, we filed a comprehensive Form 10-K for fiscal year 2006 which restated our consolidated financial statements for prior years. As a result of this activity, we have become subject to the following significant risks. Each of these risks could have an adverse effect on our business, financial condition and results of operations:

•                  We are subject to significant pending civil litigation, including derivative claims made on behalf of us, the defense of which has required us to devote significant management attention and to incur significant legal expense; and

•                  We are subject to ongoing formal investigations by the SEC and the U.S. Department of Justice, the outcome of which investigations cannot be predicted.

These actions could result in payment of significant damages or penalties.

Item 5.  Other Events

Effective August 4, 2008, the Company entered into indemnification agreements with the following directors and executive officers of the Company: Joseph Bronson, John Goldsberry, Walt Hussey, Joseph Licata and Michael Tyler (collectively, the “Indemnitees”). The indemnification agreements require the Company to advance legal expenses and pay any judgments for any Indemnitee who is named in a proceeding for which he may be indemnified under Delaware law, subject to repayment under certain circumstances. Certain claims, including claims against the Indemnitee for “short swing” profits, actions against the Company as a plaintiff, claims for conduct determined by a court to constitute or involve fraud, willful misconduct or ill-gained personal profit are excluded from coverage under the indemnification agreements.

Item 6.  Exhibits

(a)       Exhibits

Refer to item (c) below.

(c)          Exhibits

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.

3.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.

3.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.

3.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.

3.2(5)	Amended and Restated Bylaws of the Registrant, dated June 4, 2007.

10.42(6)	Form of Officer and Director Indemnification Agreement.

10.67(7)

Asset Purchase Agreement dated April 25, 2008 by and among Sanmina-SCI USA Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Lenovo (Singapore) Pte.Ltd. and Lenovo Centro Tecnologico, SdeRL de C.V.

10.71

Amendment to Asset Purchase Agreement dated February 17, 2008 by and among Sanmina-SCI Corporation, Sanmina-SCI USA Inc., SCI Technology, Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Sanmina-SCI Hungary Electronics Manufacturing Limited Liability Company, Sanmina-SCI Australia PTY LTD and Foxteq Holdings, Inc., dated July 7, 2008.

10.72

Revolving Trade Receivables Purchase Agreement dated June 26, 2008 by and among, Sanmina-SCI Corporation, Deutsche Bank AG New York, as administrative agent, and Sanmina-SCI Magyarország Elektronikai Gyártó Kft, Sanmina Magyarország Elektrotechnikai Részegységgyártó Kft, Sanmina-SCI EMS Haukipudas OY, a limited liability company incorporated under the laws of the Republic of Finland, Sanmina-SCI Enclosure Systems OY, Sanmina-SCI Systems Singapore Pte. Ltd,, Sanmina-SCI Israel Medical Systems Ltd., Sanmina-SCI Systems Canada, Inc., Sanmina-SCI Systems (Thailand) Ltd., and Sanmina-SCI UK Ltd.

10.73(6)	Sanmina-SCI FY 2008 Corporate Annual G&A Short Term Incentive Plan.

10.74(6)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.

10.75(6)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(8)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act, as amended.

32.2(8)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act, as amended.

(1)

Previously filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996 and incorporated herein by reference.

(2)

Previously filed as Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001 and incorporated herein by reference.

(3)

Previously filed as Exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001, filed with the SEC on December 21, 2001 and incorporated herein by reference.

(4)	Previously filed as Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on August 10, 2001 and incorporated herein by reference.

(5)	Previously filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-Q for the fiscal quarter ended June 30, 2007, filed August 6, 2007 and incorporated herein by reference.

(6)	Compensatory plan or agreement in which an executive officer or director participates.

(7)	Previously filed as Exhibit 10.67 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008 and incorporated herein by reference.

(8)

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SANMINA-SCI CORPORATION

SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANMINA-SCI CORPORATION
(Registrant)

	By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer

Date: August 4, 2008

	By:	/s/ DAVID L. WHITE
David L. White
Executive Vice President and
Chief Financial Officer

Date: August 4, 2008

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.

3.1.1(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.

3.1.2(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.

3.1.3(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.

3.2(5)	Amended and Restated Bylaws of the Registrant, dated June 4, 2007.

10.42(6)	Form of Officer and Director Indemnification Agreement.

10.67(7)

Asset Purchase Agreement dated April 25, 2008 by and among Sanmina-SCI USA Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Lenovo (Singapore) Pte.Ltd. and Lenovo Centro Tecnologico, SdeRL de C.V.

10.71

Amendment to Asset Purchase Agreement dated February 17, 2008 by and among Sanmina-SCI Corporation, Sanmina-SCI USA Inc., SCI Technology, Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Sanmina-SCI Hungary Electronics Manufacturing Limited Liability Company, Sanmina-SCI Australia PTY LTD and Foxteq Holdings, Inc., dated July 7, 2008.

10.72

Revolving Trade Receivables Purchase Agreement dated June 26, 2008 by and among, Sanmina-SCI Corporation, Deutsche Bank AG New York, as administrative agent, and Sanmina-SCI Magyarország Elektronikai Gyártó Kft, Sanmina Magyarország Elektrotechnikai Részegységgyártó Kft, Sanmina-SCI EMS Haukipudas OY, a limited liability company incorporated under the laws of the Republic of Finland, Sanmina-SCI Enclosure Systems OY, Sanmina-SCI Systems Singapore Pte. Ltd,, Sanmina-SCI Israel Medical Systems Ltd., Sanmina-SCI Systems Canada, Inc., Sanmina-SCI Systems (Thailand) Ltd., and Sanmina-SCI UK Ltd.

10.73(6)	Sanmina-SCI FY 2008 Corporate Annual G&A Short Term Incentive Plan.

10.74(6)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.

10.75(6)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(8)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act, as amended.

32.2(8)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act, as amended .

(1)

Previously filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996 and incorporated herein by reference.

(2)

Previously filed as Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001 and incorporated herein by reference.

(3)

Previously filed as Exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001, filed with the SEC on December 21, 2001 and incorporated herein by reference.

(4)	Previously filed as Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on August 10, 2001 and incorporated herein by reference.

(5)	Previously filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-Q for the fiscal quarter ended June 30, 2007, filed August 6, 2007 and incorporated herein by reference.

(6)	Compensatory plan or agreement in which an executive officer or director participates.

(7)	Previously filed as Exhibit 10.67 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008 and incorporated herein by reference.

(8)

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.