Form 10-K
period 2008-09-27
SANMINA-SCI CORP
filed 2008-11-24
CIK 897723

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2008
or
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate value of Common Stock held by non-affiliates of the Registrant was approximately $199,184,436 as of November 14, 2008 based upon the average of Registrant's Common Stock reported for such date on the NASDAQ National Market. Shares of Common Stock held by each executive officer and director and by each entity who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of November 14, 2008, the Registrant had outstanding 531,206,988 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's annual meeting of stockholders to be held on January 26, 2009 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

 SANMINA-SCI CORPORATION

 PART I

Item 1.    Business

Overview

        We are an independent global provider of customized, integrated electronics manufacturing services, or EMS. We provide these comprehensive services primarily to original equipment manufacturers, or OEMs, in the communications, enterprise computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical and automotive industries. The combination of our advanced technologies, extensive manufacturing expertise and economies of scale enables us to meet the specialized needs of our customers in these markets in a cost-effective manner. We were originally incorporated in Delaware in May 1989 and operate as a single segment.

        Our end-to-end services in combination with our global expertise in supply chain management enables us to manage our customers' products throughout their life cycles. These services include:

  •
  product design and engineering, including initial development, detailed design, prototyping, validation, preproduction services and manufacturing design release;

  •
  volume manufacturing of components, subassemblies and complete systems;

  •
  final system assembly and test;

  •
  direct order fulfillment and logistics services; and

  •
  after-market product service and support.

        Our high volume manufacturing services are vertically integrated, allowing us to manufacture key system components and subassemblies for our customers. By manufacturing key system components and subassemblies ourselves, we enhance continuity of supply and reduce costs for our customers. In addition, we are able to have greater control over the production of our customers' products. System components and subassemblies that we manufacture include high-end printed circuit boards, printed circuit board assemblies, backplanes and backplane assemblies, enclosures, cable assemblies, precision machine components, optical modules and memory modules.

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

        We have become one of the largest global EMS providers by capitalizing on our competitive strengths including our:

  •
  end-to-end services;

  •
  product design and engineering resources;

  •
  vertically integrated manufacturing services;

  •
  advanced technologies;

  •
  global capabilities;

  •
  customer-focused organization;

  •
  expertise in serving diverse end markets; and

  •
  experienced management team.

Industry Overview

        EMS companies are the principal beneficiaries of the increased use of outsourced manufacturing services by the electronics and other industries. Outsourced manufacturing refers to an OEM's use of EMS companies, rather than internal manufacturing capabilities, to manufacture their products. Historically, EMS companies generally manufactured only components or partial assemblies. As the EMS industry has evolved, OEMs have increased their reliance on EMS companies for additional, more complex manufacturing services including design services. Some EMS companies now often manufacture and test complete systems and manage the entire supply chains of their customers. Industry leading EMS companies offer end-to-end services including product design and engineering, volume manufacturing, final system assembly and test, direct order fulfillment, after-market product service and support and global supply chain management.

        We believe increased outsourced manufacturing by OEMs will continue because it allows OEMs to:

         Reduce Operating Costs and Capital Investment.    In the current economic environment, OEMs are under significant pressure to reduce manufacturing costs and capital expenditures. EMS companies can provide OEMs with flexible, cost-efficient manufacturing services through their manufacturing expertise and more significant economies of scale. In addition, as OEM products have become more technologically advanced, the manufacturing and system test processes have become increasingly automated and complex, requiring significant capital investments. EMS companies enable OEMs to access technologically advanced manufacturing and test equipment and facilities without additional capital expenditures.

         Focus on Core Competencies.    The electronics industry is highly competitive and subject to rapid technological change. As a result, OEMs increasingly are focusing their resources on activities and technologies in which they expect to add the greatest value. By offering comprehensive manufacturing services and supply chain management, EMS companies enable OEMs to focus on their core competencies including next generation product design and development as well as marketing and sales.

         Access Leading Design and Engineering Capabilities.    The design and engineering of electronic products has become more complex and sophisticated and in an effort to become more competitive, OEMs are increasingly relying on EMS companies to provide product design and engineering support services. EMS companies' design and engineering services can provide OEMs with improvements in the performance, cost and time required to bring products to market. EMS companies are providing more sophisticated design and engineering services to OEMs, including the design and engineering of complete products following an OEM's development of a product concept.

         Improve Supply Chain Management and Purchasing Power.    OEMs face challenges in planning, procuring and managing their inventories efficiently due to fluctuations in customer demand, product design changes, short product life cycles and component price fluctuations. EMS companies employ sophisticated production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when needed basis. EMS companies are significant purchasers of electronic components and other raw materials and can capitalize on the economies of scale associated with their relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply and return excess components. EMS companies' expertise in supply chain management and their relationships with suppliers across the supply chain enable them to help OEMs reduce their cost of goods sold and inventory exposure.

         Access Global Manufacturing Services.    OEMs seek to reduce their manufacturing costs by having EMS companies manufacture their products in the lowest cost locations that are appropriate for their products and end customers. OEMs also are increasingly requiring particular products to be manufactured simultaneously in multiple locations, often near end users, to bring products to market more quickly, reduce shipping and logistics costs and to meet local product content requirements. Global EMS companies are able to satisfy these requirements by capitalizing on their geographically dispersed manufacturing facilities, including those in lower cost regions.

         Accelerate Time to Market.    OEMs face increasingly short product life cycles due to increased competition and rapid technological changes. As a result, OEMs need to reduce the time required to bring their products to market. OEMs often can bring a product to market faster by using an EMS company's expertise in new product introduction including manufacturing design, engineering support and prototype production. OEMs often can more quickly achieve volume production of their products by capitalizing on an EMS company's manufacturing expertise, global presence and infrastructure.

Competitive Overview

        We offer our OEM customers end-to-end services that span the entire product life cycle:

Competitive Strengths

        We believe our competitive strengths differentiate us from our competitors and enable us to better serve the needs of OEMs. Our competitive strengths include:

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

         Product Design and Engineering Resources.    We provide product design and engineering services for new product designs, cost reductions and design for manufacturability (DFx). Our engineers work with our customers during the complete product life cycle. Our design centers provide hardware, software, ECAD, verification, regulatory, and testing services. We design high speed digital, analog, radio frequency, wired, wireless, optical and electro-mechanical products.

        Our engineering engagement models include Joint Design Manufacturing (JDM), Contract Design Manufacturing and consulting engineering for DFx, Value Engineering (cost reduction re-design), and design for environmental compliance with the European Union's Restrictions of Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment or WEEE. We focus on industry segments to align with our technology focused markets. Industry segments include Communications, Enterprise Computing and Storage, Medical, Multimedia, Defense & Aerospace, Industrial & Semiconductor Capital Equipment, and Automotive. System solutions for these industry segments are supported through our vertically integrated component technologies, namely, printed circuit boards, backplanes, enclosures, cable assemblies, precision machined components, memory modules and optical modules.

        In the JDM model, our customers bring market knowledge and product requirements. We offer complete design engineering and new product introductions or NPI services. For JDM products, typically the intellectual property is jointly owned by us and the customer and we realize manufacturing revenue associated with building and shipping the product.

         Vertically Integrated Volume Manufacturing Services.    We provide a range of vertically integrated volume manufacturing services. Key system components that we manufacture include complete printed circuit boards and printed circuit board assemblies, backplanes and backplane assemblies, enclosures, cable assemblies, precision machine components, optical modules and memory modules. By manufacturing these system components and subassemblies ourselves, we enhance continuity of supply and reduce costs for our customers. In addition, we are able to have greater control over the production of our customers' products and retain incremental profit opportunities for us. Examples of products that we manufacture using our full range of services include wireless base stations, network switches, routers and gateways, optical switches, enterprise-class servers and storage appliances, set-top boxes, medical devices, and equipment used in the semiconductor chip manufacturing process, including equipment for photolithography, chemical mechanical polishing, physical vapor deposition, automated handling tools and robotics for wafer transfer.

         Advanced Technologies.    We provide services utilizing advanced technologies which we believe allows us to differentiate ourselves from our competitors. These advanced technologies include the fabrication of complex printed circuit boards and backplanes having over 60 layers and process capabilities for a range of low signal loss, high performance materials, buried capacitors and resistors and high density interconnects using micro via holes that are formed using laser drills. Our printed circuit board assembly technologies include micro ball grid arrays, fine pitch discretes and small form factor radio frequency and optical components, as well as advanced packaging technologies used in high pin count application specific integrated circuits and network processors. We use innovative design solutions and advanced metal forming techniques to develop and fabricate high-performance indoor and outdoor chassis, enclosures and frames. Our assembly services use advanced technologies including precision optical alignment, multi-axis precision stages and machine vision technologies. We use sophisticated procurement and production management tools to effectively manage inventories for our customers and ourselves. We have also developed build-to-order, or BTO and configure-to-order, or

CTO systems that enable us to manufacture and ship finished systems within 48 to 72 hours after receipt of an order. To coordinate the development and introduction of new technologies to meet our customers' needs in various locations and to increase collaboration among our facilities, we have established a centralized EMS technology council.

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

         Customer-Focused Organization.    We believe customer relationships are critical to our success and our organization is focused on providing our customers with responsive services. Our key customer accounts are managed by dedicated account teams including a global business manager directly responsible for account management. Global business managers coordinate activities across divisions to effectively satisfy our customers' requirements and have direct access to our senior management to quickly address customer concerns. Local customer account teams further support the global teams and are linked by a comprehensive communications and information management infrastructure.

         Expertise in Serving Diverse End Markets.    We have experience in serving our customers in the communications, enterprise computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical and automotive markets. Our diversification across end markets reduces our dependence upon any one customer or segment. In order to cater to the specialized needs of customers in particular market segments, we have dedicated personnel, and in some cases facilities, with industry-specific capabilities and expertise. We also maintain compliance with industry standards and regulatory requirements applicable to certain markets including, among others, the medical and defense and aerospace sectors.

         Experienced Management Team.    We believe that one of our principal assets is our experienced management team. Our chief executive officer, Jure Sola, co-founded Sanmina in 1980. Hari Pillai, President and Chief Operating Officer, joined our Company in 1994 and has served in various senior manufacturing management positions since that time. We believe that the significant experience of our management team enables us to capitalize on opportunities in the current business environment.

Our Business Strategy

        Our objective is to maintain and enhance our leadership position in the EMS industry. Key elements of our strategy include:

         Capitalizing on Our Comprehensive Services.    We intend to capitalize on our end-to-end services which we believe will allow us to both sell additional services to our existing customers and attract new customers. Our end-to-end services include product design and engineering, volume manufacturing, final system assembly and test, direct order fulfillment, after-market product service and support and supply chain management. Our vertically integrated volume manufacturing services enable us to manufacture additional system components and subassemblies for our customers. When we provide a customer with a number of services, such as component manufacturing or higher value-added services, we are often able to improve our margins and profitability. Consequently, our goal is to increase the number of manufacturing programs for which we provide multiple services. To achieve this goal, our sales and marketing organization seeks to cross-sell our services to customers.

         Extending Our Technology Capabilities.    We rely on advanced processes and technologies to provide our vertically integrated volume manufacturing services. We continually strive to improve our manufacturing processes and have adopted a number of quality improvement and measurement techniques to monitor our performance. We work with our customers to anticipate their future manufacturing requirements and align our technology investment activities to meet their needs. We use our design expertise to develop product technology platforms that we can customize by incorporating other components and subassemblies to meet the needs of particular OEMs. These technologies enhance our ability to manufacture complex, high-value added products, allowing us to continue to win business from existing and new customers.

         Joint Design Manufacturing Solutions.    As a result of customer feedback, and our customers' desire to manage research and development expenses, we have expanded our product design services to develop systems and components jointly with our customers. In a JDM model, our customers bring market knowledge and product requirements. We offer complete design engineering and NPI services. Our offerings in design engineering include product architecture, development, integration, regulatory and qualification services; while NPI services include quick-turn prototyping, supply chain readiness, functional test development and release to volume production. For JDM products, typically the intellectual property is jointly owned by us and the customer and we realize manufacturing revenue associated with building and shipping the product.

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

         Pursuing Strategic Transactions.    We seek to undertake strategic transactions that give us the opportunity to access new customers, manufacturing and service capabilities, technologies and geographic markets, to lower our manufacturing costs and improve margins, and to further develop existing customer relationships. In addition, we will continue to pursue OEM divestiture transactions that will augment existing strategic customer relationships with favorable supply agreement terms or build new relationships with customers in attractive end markets. Potential future transactions may include a variety of different business arrangements, including acquisitions, spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and equity or debt investments. We intend to continue to evaluate and pursue strategic opportunities on a highly selective basis.

         Continuing to Seek Cost Savings and Efficiency Improvements.    We seek to optimize our facilities to provide cost-efficient services for our customers. We maintain extensive operations in lower cost locations, including Latin America, Eastern Europe, China, Southeast Asia and India, and we plan to expand our presence in these lower cost locations as appropriate, to meet the needs of our customers. We believe that we are well positioned to take advantage of future opportunities on a global basis as a result of our vertically integrated volume manufacturing strategy.

Our Products and Services

        We offer our OEM customers end-to-end services that span the entire product life cycle. Examples of products that we manufacture for OEMs include wireless and wireline communications equipment, high-end computer servers and storage devices, avionics, medical imaging and diagnostic systems and digital satellite set-top boxes. These products may require us to use some or all of our end-to-end services.

         Product Design and Engineering.    Our design and engineering groups provide customers with design and engineering services from initial product design and detailed product development to production. This group also complements our vertically integrated volume manufacturing capabilities by providing manufacturing design services for the manufacture of printed circuit boards, backplanes and enclosures. Our offerings in design engineering include product architecture, development, integration, regulatory and qualification services; while NPI services include quick-turn prototype, functional test development and release to volume production.

        We provide initial product development and detailed product design and engineering services for products such as communications base stations, optical switches and modules, network switches and routers, computer server and storage products and medical devices. We follow a well defined product life cycle process during our design and development as follows:

  Initial Product Development.    We provide a range of design and engineering services to customers to complement their initial product development efforts. During this phase, our design engineers work with our customers' product development teams to assist with product concepts, selecting key components, cost trade-offs and design reviews.

  Detailed Product Design.    During the detailed product development phase, we work with our customers' product development engineers to optimize product designs to improve the efficiency of the volume manufacturing (Design for Manufacturability or DFM) of these products and reduce manufacturing costs. We further analyze product design to improve the ability of tests (Design for Test or DFT) used in the manufacturing process to identify product defects and failures. We provide software development support for product development, including installing operating systems on hardware platforms, developing software drivers for electronic devices and developing diagnostic, production test and support software. We design components that are incorporated into our customers' products including printed circuit boards, backplanes, enclosures and cables assemblies.

  Pre-production.    After a detailed product design has been completed and the product is released for prototype production, we can build a prototype on a quick turnaround basis. We then analyze the feasibility of manufacturing the product and make any necessary design modifications to the prototype and re-test the prototype to validate its design. We also provide early-stage test development during the prototype phase. We evaluate prototypes to determine if they will meet safety and other standards such as standards published by Underwriters Laboratories, an independent product safety testing and certification organization and other similar domestic and international organizations. We also typically provide low-volume manufacturing to satisfy our customers' initial needs. We review the material and component content of our customers' designs with a view to designing in alternative components that may provide cost savings. Our preproduction services help our customers reduce the time required to bring new products to market.

  Component Technology Design Services.    We provide design and technology support for our vertically integrated system components and subassemblies, including:

    Printed Circuit Board and Backplane Design.    We support our customers with printed circuit board and backplane design and development assistance for optimizing performance,

    manufacturability and cost factors critical to overall system performance. These printed circuit boards and backplanes incorporate high layer counts and large form factors and are used in complex products such as optical networking products and communications switches. These designs also incorporate component miniaturization technologies and other advanced technologies that increase the number and density of components that can be placed on a printed circuit board. These technologies enable OEMs to provide greater functionality in smaller products. We also provide signal integrity engineering services which enable the transmission of high speed electrical signals through a system while maintaining signal quality and data integrity.

    Enclosure Design.    We have dedicated enclosure design groups in North America and China that design and engineer complex indoor and outdoor enclosures to meet customer specifications and regulatory requirements. In addition to addressing the structural, environmental, seismic, power distribution and interconnect (cabling) design requirements, our technical competencies also include the design of complex thermal management systems, which dissipate heat generated by the components within an enclosure. We design enclosures for both stackable and rack mount chassis configurations. In stackable configurations, component modules are stacked on top of each other, while in rack mount configurations, component modules slide into racks within the enclosure. Rack mount configurations are often used for complex communication and computing products, such as communications switches and servers that can be frequently upgraded in the field. Our design engineers work with a range of materials, including sheet metal, plastic and die-cast material. Our design experience covers a range of products including, indoor and outdoor wireless base station cabinets, enclosures for high-end servers and data storage systems, and enclosures for industrial and medical imaging systems.

Volume Manufacturing.    Volume manufacturing includes our vertically integrated manufacturing services described in greater detail below.

  Printed Circuit Boards.    We have the ability to produce multilayer printed circuit boards on a global basis with high layer counts and fine line circuitry. Our ability to support NPI and quick turn fabrication followed by volume manufacturing in both North America and Asia allows our customers to accelerate their time to market as well as their time to volume. Standardized processes and procedures make transitioning of products easier for our customers. Our technology roadmaps provide leading edge capabilities and higher yielding processes. Engineering teams are available on a world-wide basis to support designers in DFM analysis and assemblers with field application support.

  Printed circuit boards are made of fiberglass/resin laminated material layers and contain copper circuits which interconnect and transmit electrical signals among the components that make up electronic devices. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together in the printed circuit board along with adding layers and via hole structures. We are currently capable of efficiently producing printed circuit boards with up to 60 layers and circuit track widths as narrow as two mils (50 micron) in production volumes. Specialized production equipment along with an in-depth understanding of high performance laminate materials allow for fabrication of some of the largest form factor and highest speed (in excess of 10 gigabits per second, or Gbps) backplanes available in the industry. We have also developed several proprietary technologies and processes which improve electrical performance, connection densities and reliability of printed circuit boards. Some of these technologies, such as Buried Capacitance™, have become industry standards and are actively licensed to other board fabricators.

  Printed Circuit Board Assembly and Test.    Printed circuit board assembly involves attaching electronic components, such as integrated circuits, capacitors, microprocessors, resistors and memory modules to printed circuit boards. The most common technologies used to attach components to printed circuit boards employ surface mount technology, or SMT, and pin-through-hole assembly, or PTH. SMT involves the use of an automated assembly system to place and solder components to the printed circuit board. In PTH, components are placed on the printed circuit board by insertion into holes punched in the circuit board. Components also may be attached using press-fit technology in which components are pressed into connectors affixed to the printed circuit board. We use SMT, PTH, press-fit as well as new attachment technologies that are focused on miniaturization and increasing the density of component placement on printed circuit boards. These technologies, which support the needs of our OEM customers to provide greater functionality in smaller products, include chip-scale packaging, ball grid array, direct chip attach and high density interconnect. We perform in-circuit and functional testing of printed circuit board assemblies. In-circuit testing verifies that all components have been properly inserted and attached and that the electrical circuits are complete. We perform functional tests to confirm that the board or assembly operates in accordance with its final design and manufacturing specifications. We either design and procure test fixtures and develop our own test software, or we use our customers' test fixtures and test software. In addition, we provide environmental stress tests of the board or assembly that are designed to confirm that the board or assembly will meet the environmental stresses, such as heat, to which it will be subject.

  Backplanes and Backplane Assemblies.    Backplanes are very large printed circuit boards that serve as the backbones of sophisticated electronics products and provide interconnections for printed circuit boards, integrated circuits and other electronic components. We fabricate backplanes in our printed circuit board plants. Backplane fabrication is significantly more complex than printed circuit board fabrication due to the large size and thickness of the backplanes. We manufacture backplane assemblies by press fitting high density connectors into plated through holes in the bare backplane. In addition, many of the newer higher technology backplanes require SMT attachment of passive discrete components as well as high pin count ball grid array packages. These advanced assembly processes require specialized equipment and a strong focus on quality and process control. We also perform in-circuit and functional tests on backplane assemblies. We have developed proprietary technology and "know-how" which enables backplanes to run at data rates in excess of 10 Gbps. We currently have capabilities to manufacture backplanes with up to 60 layers in sizes up to 27.5x42 inches and 0.500 inches in thickness, utilizing a wide variety of high performance laminate materials. These are among the largest and most complex commercially manufactured backplanes and we are one of a limited number of manufacturers with these capabilities.

  Enclosures.    Enclosures are cabinets that house and protect complex and fragile electronic components, modules and subsystems. Our enclosure manufacturing services include fabrication of cabinets, chassis and racks integrated with various electronic components such as power and thermal management systems. We manufacture a broad range of enclosures with numerous materials including metal, plastics and die cast materials. We manufacture enclosures ranging from basic enclosures, such as enclosures for computer servers, to large and highly complex enclosures, such as those for indoor and outdoor communications base station products.

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

  Memory Modules.    Memory modules are integrated subsystems that use industry standard integrated circuits including processors, digital signal processors, non-volatile flash memory and dynamic random access memory, or DRAM. These modules consist of standard products that are sold for a wide range of applications to a broad base of customers and custom modules that are built and extensively tested for use in a particular OEM's product or system. We design and manufacture a variety of modular solutions, including standard and custom processor modules, flash memory modules and DRAM modules. In addition, we supply solutions to increase memory component density on printed circuit boards. We offer advanced NexMod memory modules that contain multiple RDRAM memory layers vertically stacked and mounted to a printed circuit board. NexMod solutions are tailored for high-end network infrastructure. We also provide innovative DDRI and DDRII DRAM modules utilizing stacked CSP technology, Ram-Stack™, offering high densities in ultra small form factors. We integrate both standard and custom modules in the products we manufacture.

        Final System Assembly and Test.    We provide final system assembly and test in which assemblies and modules are combined to form complete, finished products. We often integrate printed circuit board assemblies manufactured by us with enclosures, cables and memory modules that we also produce. Our final assembly activities also may involve integrating components and modules that others manufacture. The complex, finished products that we produce typically require extensive test protocols. Our test services include both functional and environmental tests. We also test products for conformity to applicable industry, product integrity and regulatory standards. Our test engineering expertise enables us to design functional test processes that assess critical performance elements including hardware, software and reliability. By incorporating rigorous test processes into the manufacturing process, we can help to assure our customers that their products will function as designed. Products for which we currently provide final system assembly and test include wireless base stations, wireline communications switches, optical networking products and high-end servers.

         Direct Order Fulfillment.    We provide direct order fulfillment for our OEM customers. Direct order fulfillment involves receiving customer orders, configuring products to quickly fill the orders and delivering the products either to the OEM, a distribution channel, such as a retail outlet, or directly to the end customer. We manage our direct order fulfillment processes using a core set of common systems and processes that receive order information from the customer and provide comprehensive supply chain management including procurement and production planning. These systems and processes enable us to process orders for multiple system configurations and varying production quantities including single units. Our direct order fulfillment services include BTO and CTO capabilities. BTO involves building a system having the particular configuration ordered by the OEM customer. CTO involves configuring systems to an end customer's order. The end customer typically places this order by choosing from a variety of possible system configurations and options. We are capable of meeting a 48 to 72 hour turn-around-time for BTO and CTO by using advanced manufacturing processes and a real-time warehouse management system and data control on the manufacturing floor. We support our direct order fulfillment services with logistics that include delivery of parts and assemblies to the final assembly site, distribution and shipment of finished systems and processing of customer returns. Our systems are sufficiently flexible to support direct order fulfillment for a variety of different products, such as servers, workstations, set-top boxes, medical devices, scanners, printers and monitors.

Global Supply Chain Management

        Supply chain management involves the planning, purchasing and warehousing of product components. The objective of our supply chain management services is to reduce excess component inventory in the supply chain by scheduling deliveries of components at a competitive price and on a just-in-time, as-and-when-needed basis. We use sophisticated production management systems to manage our procurement and manufacturing processes in an efficient and cost effective manner. We collaborate with our customers to enable us to respond to their changing component requirements for their products and to reflect any changes in these requirements in our production management systems. These systems often enable us to forecast future supply and demand imbalances and develop strategies to help our customers manage their component requirements. Our enterprise-wide software systems provide us with company-wide information regarding component inventories and orders to standardize planning and purchasing at the plant level. These systems enable us to transfer product components between plants to respond to changes in customer requirements or to address component or other raw material shortages.

        We purchase large quantities of electronic components and other raw materials from a range of suppliers. As a result, we often receive volume discounts or other favorable terms from suppliers which can enable us to provide our customers with greater cost reductions than they can obtain themselves. Our supplier relationships often enable us to obtain electronic components and other raw materials that are in short supply or return excess inventories to suppliers even when they are not contractually obligated to accept them.

Our End Markets

        We have targeted markets that we believe offer significant growth opportunities and for which OEMs sell complex products that are subject to rapid technological change. We believe that markets involving complex, rapidly changing products offer us opportunities to produce products with higher margins because these products require higher value-added manufacturing services and may also include our advanced vertically integrated components. Our approach to our target markets is two-fold—we intend to strengthen our significant presence in the communications and enterprise computing and storage markets market, while also focusing on other under-penetrated target markets, including the medical, automotive, industrial and semiconductor capital equipment, and defense and aerospace, industries, many of which have not extensively relied upon EMS companies in the past. Our diversification across market segments and customers helps mitigate our dependence on any particular market.

         Communications Infrastructure: Wireless and Wireline Access, Optical and Wireline Transmission and Switching and Enterprise Networking.    In the communications sector, we focus on infrastructure equipment. This includes wireless and wireline access and transmission systems, optical networking and transmission and enterprise networking systems. Our product design and engineering staff has extensive experience designing advanced communications products and components for these markets. Products we manufacture include point-to-point microwave systems, wireless base stations, satellite receivers and various radio frequency appliances, optical switches and transmission hardware, wireline access equipment and switches and routers among others. We also manufacture optical and microelectronic components which are a key component in many of these products.

         Enterprise Computing and Storage.    We provide CTO and BTO services to the enterprise computing and storage market. We tightly couple our vertically integrated supply chain with manufacturing and logistics allowing for assembly and distribution of products to be completed more quickly with high quality standards and at low cost. Our vertical integration capabilities include racks, enclosures, cables, complex multi-layer printed circuit boards, printed circuit assemblies and backplanes. In addition, we have designed and developed some of the most compact and powerful storage devices available on the market today which we have coupled with our global, vertically integrated supply chain and manufacturing capabilities to deliver true end-to-end, no touch, cost-effective data storage solutions.

         Multimedia.    We manufacture digital set-top boxes, point of sale equipment, digital cameras, digital home gateways, professional audio-video equipment and internet protocol entertainment devices. For our multimedia OEM customers, we manage the production process for multimedia products including product design and engineering, test development, supply chain management, manufacturing of printed circuit boards and assemblies, final system assembly and test and direct order fulfillment including our BTO and CTO capabilities.

         Industrial and Semiconductor Systems.    Our expertise in manufacturing highly complex systems includes production of semiconductor capital equipment, front-end environmental chambers, computer controllers and test and inspection equipment. We also have significant experience manufacturing scanning equipment and devices, flat panel display test and repair equipment, optical inspection and x-ray equipment for use in the printed circuit board assembly industry, explosive detection equipment, and deep ultraviolet photolithography equipment.

         Defense and Aerospace.    We offer our end-to-end services to the defense and aerospace industry. We believe that this industry currently represents a significant growth opportunity for us due to increased defense spending as well as the growing desire of defense and aerospace OEMs to outsource non-core manufacturing activities in order to reduce costs. We believe our experience in serving the aerospace industry, as well as our product design and engineering capabilities, represent key competitive strengths for us in the defense and aerospace market. Defense and aerospace products that we design and manufacture include avionics systems, weapons guidance systems, cockpit communications systems, tactical and secure network communications systems and detection systems for homeland defense and space systems.

         Medical.    We provide comprehensive manufacturing and related services to the medical industry including design, logistics and regulatory approval support. The manufacturing of products for the medical industry often requires compliance with domestic and foreign regulations including the Food and Drug Administration's or FDA's quality system regulations and the European Union's medical device directive. In addition to complying with these standards, our medical manufacturing facilities comply with ISO 13485 (formerly EN 46002) and ISO 9001:2000. Sanmina manufactures a broad range of medical systems including blood glucose meters, computed tomography scanners, respiration systems, blood analyzers, cosmetic surgery systems, thermo-regulation devices and ultrasound imaging systems.

         Automotive.    In the automotive industry, we manufacture different types of sensors, body controllers, engine control units, radios, HVAC control heads and blower modules as well as cables for entertainment solutions. We also provide design support, product and process qualification, manufacturing, supply chain management, supplier quality assurance and end-of-life services. All our automotive dedicated factories are TS 16949 certified and provide printed circuit boards, printed circuit board assemblies and cables as well as final systems.

Exit from PC Business

        We recently exited our PC and associated logistics services business ("PC Business") in order to focus on faster growing, higher-value business opportunities. Our PC Business consisted of three customers, one of whom transitioned its business during the three months ended March 29, 2008 to a new third-party contract manufacturing provider as a result of our decision to exit the PC Business. The remaining portion of our PC Business was sold in two separate transactions, one of which closed on June 2, 2008 and the other of which closed on July 7, 2008.

Customers

        A relatively small number of customers have historically been responsible for a significant portion of our net sales. Sales to our ten largest customers represented 48.2%, 48.4% and 49.7% of our net sales in 2008, 2007 and 2006, respectively. For 2008 and 2006, no customer represented 10% or more of our net sales. For 2007, one customer represented 10.4% of our net sales.

        We seek to establish and maintain long-term relationships with our customers and have served many of our principal customers for several years. Historically, we have had substantial recurring sales from existing customers. We have also expanded our customer base through acquisitions and our marketing and sales efforts. We have been successful in broadening relationships with customers by providing vertically integrated products and services as well as multiple products and services in multiple locations.

        We typically enter into supply agreements with our major OEM customers with terms ranging from three to five years. Some of these supply agreements were entered into in connection with divestiture transactions which are transactions in which we also acquire plants, equipment and inventory from the OEM. In these divestiture-related supply agreements, the customer typically agrees to purchase from us its requirements for particular products in particular geographic areas and for a specific period of time. Our OEM customer supply agreements that were not entered into in connection with divestitures typically do not require the customer to purchase their product requirements from us and in these cases, customers may have alternate sources of supply available to them. Our supply agreements with our OEM customers generally do not obligate the customer to purchase minimum quantities of products. However, the customer typically remains liable for the cost of the materials and components that we have ordered to meet the customer's production forecast but which are not used, provided that the material was ordered in accordance with an agreed-upon procurement plan. In some cases, the procurement plan contains provisions regarding the types of materials for which our customers will assume responsibility. Our supply agreements typically contain provisions permitting cancellation and rescheduling of orders upon notice and subject, in some cases, to cancellation and rescheduling charges. Order cancellation charges typically vary by product type and depend upon how far in advance of shipment a customer notifies us of the cancellation of an order. In some circumstances, our supply agreements with customers provide for cost reduction objectives during the term of the agreement.

        We generally do not obtain firm, long-term commitments from our customers under supply agreements. As a result, customers can cancel their orders, change production quantities or delay orders. Uncertain economic conditions and our general lack of long-term purchase contracts with our customers make it difficult for us to accurately predict revenue over the long-term. Even in those cases in which customers are contractually obligated to purchase products from us or repurchase unused inventory from us that we have ordered for them, we may elect not to immediately enforce our contractual rights because of the long-term nature of our customer relationships and for other business reasons and may instead, negotiate accommodations with customers regarding particular situations.

Backlog

        We generally do not obtain firm, long-term commitments from our customers. Instead, our procurement of inventory and our volume manufacturing activities are based primarily on forecasts provided from our customers. This enables us to minimize the time lapse between receipt of a customer's order and delivery of product to the customer. OEM customers typically do not make firm orders for the delivery of products more than thirty to ninety days in advance. Additionally, customers may cancel or postpone scheduled deliveries, generally without significant penalty. Therefore, we do not believe that the backlog of expected product sales covered by firm orders is a meaningful measure of future sales.

Marketing and Sales

        Our sales efforts are organized and managed on a regional basis with regional sales managers in geographic regions in the United States and internationally.

        We develop relationships with our customers and market our vertically integrated volume manufacturing services through our direct sales force, customer support specialists and representative firms. Our sales resources are directed at multiple management and staff levels within target accounts. Our direct sales personnel and representative firms work closely with the customers' engineering and technical personnel to better understand their requirements. Our marketing and sales staff supports our business strategy of providing end-to-end services by encouraging cross-selling of vertically integrated volume manufacturing services and component manufacturing across a broad range of major OEM products. To achieve this objective, our marketing and sales staff works closely with our various manufacturing and design and engineering groups and engages in marketing and sales activities targeted towards key customer opportunities.

        Each of our key customer accounts is managed by a dedicated account team including a global business manager directly responsible for account management. Global business managers coordinate activities across divisions to effectively satisfy customer requirements and have direct access to our senior management to quickly address customer concerns. Local customer account teams further support the global teams and are linked by a comprehensive communications and information management infrastructure.

        Information concerning the geographic distribution of our sales can be found in note 18 of the notes to our consolidated financial statements.

Competition

        We face competition from other major global EMS companies such as Celestica, Inc., Flextronics International Ltd., Hon Hai (Foxteq), and Jabil Circuit, Inc., as well as other EMS companies that often have a regional product, service or industry specific focus. In addition, our potential customers may also compare the benefits of outsourcing their manufacturing to us with the merits of manufacturing products themselves.

        We compete with different companies depending on the type of service or geographic area. We believe that the primary basis of competition in our target markets is manufacturing technology, quality, delivery, responsiveness, provision of value-added services and price. To remain competitive, we must continue to provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. We believe our primary competitive strengths include our ability to provide global end-to-end services, our product design and engineering resources, our advanced technologies, our high quality manufacturing assembly and test services, our customer focus, our expertise in serving diverse end markets and experienced management team.

Intellectual Property

        We hold various United States and foreign patents primarily related to printed circuit board technologies, methods of manufacturing printed circuit boards, enclosures, memory modules and enterprise computing (servers and storage). For other proprietary processes, we rely primarily on trade secret protection. We also have registered trademarks in the United States and many other countries throughout the world.

        From time to time, we receive communications from third parties that include assertions with respect to intellectual property rights. Although we do not believe that our services infringe on the intellectual property rights of third parties in any material respect, we cannot assure you that third parties will not assert infringement claims against us in the future. If such an assertion were to be made, it may become necessary or useful for us to enter into licensing arrangements or to resolve such an issue through litigation. However, we cannot assure you that such license rights would be available to us on commercially acceptable terms, if at all, or that any such litigation would be resolved favorably. Additionally, such litigation could be lengthy and costly and could materially affect our financial condition regardless of the outcome of such litigation.

Environmental Controls

        We are subject to a variety of local, state and federal environmental laws and regulations in the United States, as well as foreign laws and regulations relating to the treatment, storage, use, discharge, emission and disposal of chemicals, solid waste and other hazardous materials used during our manufacturing processes. We are also subject to occupational safety and health laws, product take back, product labeling and product content requirements. Proper waste disposal is a major consideration in particular for printed circuit board manufacturers because metals and chemicals are used in the manufacturing process. Water used in the printed circuit board manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into municipal sanitary sewer systems. We operate on-site wastewater treatment systems at our printed circuit board manufacturing plants in order to treat wastewater generated in the fabrication process.

        In addition, although the electronics assembly process generates significantly less wastewater than printed circuit board fabrication, maintenance of environmental controls is also important in the electronics assembly process because such operations can generate lead dust. Upon vacating a facility, we are responsible for remediating the lead dust from the interior of the manufacturing facility. Although there are no applicable standards for lead dust remediation in manufacturing facilities, we endeavor to make efforts to remove the residues. To date, lead dust remediation costs have not been material to our operations. We also monitor for airborne concentrations of lead in our buildings and are not aware of any significant lead concentrations in excess of the applicable OSHA or other local standards.

        We have a range of corporate programs in place with regard to environmental compliance and reduction of the use of hazardous materials in manufacturing. In the environmental compliance area, we are developing corporate-wide standardized environmental management systems, auditing programs and policies to enable us to better manage environmental compliance activities. We are also developing programs to certify our facilities under ISO 14001, a set of standards and procedures relating to environmental compliance management. In addition, the electronics industry is subject to the European Union's Restrictions of Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment, or WEEE, directives which took effect beginning in 2006. Parallel initiatives have been adopted in other jurisdictions, including several states in the United States and the Peoples' Republic of China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. We have implemented procedures to make our manufacturing process compliant with RoHS and we believe products sold by us into countries with restrictions on the concentrations of hazardous materials contained in those products (such as RoHS in the European Union) comply with such restrictions. In the case of WEEE, the compliance responsibility rests primarily with OEMs rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations. We are in the process of developing programs that we can offer to our customers to assist them with WEEE compliance.

        Asbestos containing materials, or ACM, are present at several of our manufacturing facilities. Although the ACM is being managed and controls have been put in place pursuant to ACM operations and maintenance plans, the presence of ACM could give rise to affirmative remediation obligations and other liabilities. No third-party claims relating to ACM have been brought at this time.

        Each plant, to the extent required by law, operates under environmental permits issued by the appropriate governmental authority. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. Any such revocation could require us to cease or limit production at one or more of our facilities, thereby having an adverse impact on our results of operations. We have not experienced any material revocations to date.

        Primarily as a result of certain of our acquisitions, we have incurred liabilities associated with environmental contamination at certain of our facilities. These liabilities relate to ongoing investigation and remediation activities at a number of sites, including our facilities located in Irvine, California (a former facility acquired as part of our acquisition of Elexsys); Owego, New York (a current facility that we acquired with our acquisition of Hadco Corporation); Derry, New Hampshire (a non-operating facility of Hadco), Fort Lauderdale, Florida (a former facility of Hadco) and Phoenix, Arizona (a site we acquired with our acquisition of Hadco Corporation). We have been named in a lawsuit alleging operations at our former facility in Santa Ana, California contributed to groundwater contamination. There can be no assurance that other similar third-party claims will not arise and will not result in material liability to us. In addition, there are some sites, including our facility in Gunzenhausen, Germany (acquired from Alcatel) that are known to have groundwater contamination caused by a third-party, and that third-party has provided indemnity to us for the liability.

        We have also been named as a potentially responsible party at several contaminated disposal sites operated by other parties including the Casmalia Resources site as a result of the past disposal of hazardous waste by companies we have acquired or by our corporate predecessors. Although liabilities for such historic disposal activities have not materially affected our financial condition to date, we cannot assure you that past disposal activities will not result in liability that will materially affect us in the future.

        We use an environmental consultant to assist us in evaluating the environmental liabilities of the companies that we acquire as well as those associated with our ongoing operations, site contamination issues and historical disposal activities in order to establish appropriate accruals in our consolidated financial statements. In addition to liabilities associated with site contamination and related issues, we could also incur expenses associated with inventories containing restricted substances that we do not consume by the RoHS effective dates. We also undertake a process of evaluating and updating our reserves as necessary.

Employees

        As of September 27, 2008, we had 45,610 employees, including 7,489 temporary employees. None of our U.S. employees are represented by a labor union. In some international locations, particularly in Western Europe, Latin America and the Middle East, our employees are represented by labor unions on either a national or plant level or are subject to collective bargaining agreements. Some Western European countries and Latin American countries also have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We believe that our relationship with our employees is good.

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

Item 1A.    Risk Factors Affecting Operating Results

Adverse market conditions in the electronics industry could reduce our future sales and earnings per share.

        Recently, the business environment in the electronics industry has become challenging due to adverse worldwide economic conditions. The conditions have resulted, and may result in the future, in our customers delaying purchases of the products we manufacture for them and our customers placing purchase orders for lower volumes of products than previously experienced or anticipated. We cannot accurately predict future levels of demand for our customers' electronics products. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows, which could be less than past results.

We are subject to intense competition in the EMS industry which could cause us to lose sales and therefore hurt our financial performance.

        The EMS industry is highly competitive and the industry has been experiencing an increase in excess manufacturing capacity, particularly in light of slowing U.S. and international economies. Our competitors include major global EMS providers such as Celestica, Inc., Flextronics International Ltd., Hon Hai (Foxteq) and Jabil Circuit, Inc., as well as other EMS companies that have a regional, product, service or industry specific focus. Some of these companies have greater manufacturing and financial resources than we do. We also face competition from current and potential OEM customers who may elect to manufacture their own products internally rather than outsourcing to EMS providers.

        We may not be able to offer prices as low as some of our competitors because those competitors may have lower operating costs as a result of their geographic location or the services they provide or because these competitors are willing to provide EMS services at prices that result in lower gross margins in order to utilize more of their capacity. If we are unable or unwilling to offer prices that are competitive with other EMS companies, our net sales may decline. We have experienced instances in which customers have transferred all or certain portions of their business to competitors in response to more attractive pricing quotations than we have been willing to offer to retain such customers, and there can be no assurance that we will not lose business in the future in response to such competitive pricing or other inducements which may be offered by our competitors.

Our operating results are subject to significant uncertainties, which make predictability of our future sales and net income difficult.

        Our operating results are subject to significant uncertainties, including:

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

  •
  customer insolvencies resulting in bad debt or inventory exposures that are in excess of our reserves;

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

  •
  timing of new product development by our customers creating demand for our services; and

  •
  levels of demand in the end markets served by our customers.

        A portion of our operating expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders, which are difficult to predict. If we do not receive anticipated orders as expected, our profitability will decline. Moreover, our ability to reduce our costs as a result of current or future restructuring efforts may be limited because consolidation of operations can be a costly and lengthy process to complete.

We may be unable to obtain sufficient financing to maintain or expand our operations, which may cause our stock price to fall and reduce the business our customers and vendors do with us.

        In order to allow us to better manage our working capital requirements, we entered into a five-year $135 million asset-backed credit facility in November 2008, which may be expanded by $200 million, subject to obtaining additional lender commitments and increasing the borrowing base required under the facility. Should we need additional sources of liquidity, we can provide no assurance that such financing will be available on acceptable terms or at all. In addition, although we seek high quality counterparties for our financing arrangements, there can be no assurance that any such counterparty will be able to provide credit when and as required by our current or future financing arrangements. If additional financing, including an expansion of the existing credit facility, is not available when required, our ability to maintain or increase our rates of production, expand our manufacturing capacity or refinance our outstanding debt will be harmed, which could cause our stock price to fall and reduce our customers' and vendors' willingness to do business with us.

If we are unable to comply with the covenants in our credit arrangements, our outstanding debt could become immediately payable.

        Our debt agreements contain a number of restrictive covenants, including prohibitions on incurring additional debt, making investments and other restricted payments, paying dividends and redeeming or repurchasing capital stock. In addition, such agreements include affirmative covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under the asset-backed facility would not be allowed. If our cash is utilized to repay outstanding debt, we could experience an immediate and significant reduction in working capital available to operate our business.

An increase in variable interest rates would increase our net interest expense and decrease our operating cash flows and net income.

        Interest to be paid by us under certain high-yield debt or our asset-backed credit facility will or may be at interest rates that fluctuate based upon changes in various base interest rates. In particular, borrowings under our $300 million principal amount Senior Floating Rate Notes due in 2014 and borrowings, if any, under our asset-backed credit facility are based upon LIBOR. Recent financial events have resulted in an increase in LIBOR rates compared to a year ago. Should LIBOR rates remain elevated or should we elect or be required to borrow under our asset-backed credit facility, we may incur increased interest expense, which would reduce our cash flows and earnings.

Adverse changes in the key end markets we target could harm our business by reducing our sales.

        We provide EMS services for companies that sell products in the communications, computing and storage, multimedia, industrial and semiconductor systems, defense and aerospace, medical and automotive sectors of the electronics industry. Adverse changes in these markets could reduce demand for our customers' products and make these customers more sensitive to the cost of our EMS services, either of which could reduce our sales, gross margins and net income. Factors affecting any of our customers' industries in general, or our customers in particular, could seriously harm our business. These factors include:

  •
  short product life cycles leading to continuing new requirements and specifications for our customers products, the failure of which to meet could cause us to lose business;

  •
  seasonality in the demand for our customers' products, reducing our sales during certain periods;

  •
  failure of our customers' products to gain widespread commercial acceptance which could decrease the volume of orders customers place with us; and

  •
  recessionary periods in our customers' markets which decrease orders from affected customers.

We generally do not obtain long-term volume purchase commitments from customers and, therefore, cancellations, reductions in production quantities and delays in production by our customers could reduce our sales and net income.

        We generally do not obtain firm, long-term purchase commitments from our customers. As a result, customers may cancel their orders, reduce production quantities or delay production for a number of reasons. In the event our customers experience significant decreases in demand for their products and services, our customers may cancel orders, delay the delivery of some of the products that we manufacture or place purchase orders for fewer products than we previously anticipated. Even when our customers are contractually obligated to purchase products from us, we may be unable or, for other business reasons, choose not to enforce our contractual rights. Cancellations, reductions or delays of orders by customers would:

  •
  reduce our sales and net income by decreasing the volumes of products that we manufacture for our customers;

  •
  delay or eliminate recovery of our expenditures for inventory purchased in preparation for customer orders; and

  •
  lower our asset utilization, which would result in lower gross margins and lower net income.

        In addition, customers are increasingly requiring that we transfer the manufacturing of their products from one facility to another to achieve cost reductions and other objectives. These transfers have resulted in increased costs to us due to facility downtime or less than optimal utilization of our manufacturing capacity. These transfers also have required us to close or reduce operations at certain facilities, particularly those in high cost locations such as the United States and Western Europe, and as a result we have incurred increased costs for the closure of facilities, employee severance and related matters. We also have encountered occasional delays and complications related to the transition of manufacturing programs to new locations. We may be required to relocate our manufacturing operations in the future and, accordingly, we may incur additional costs that decrease our net income.

We rely on a small number of customers for a substantial portion of our sales, and declines in sales to these customers would reduce our net sales and net income.

        Most of our sales are generated by a small number of customers. Sales to our ten largest customers represented 48.2% of our net sales during 2008. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks related to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in their business, consolidations or divestitures or for other reasons. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would reduce our net sales and net income.

Consolidation in the electronics industry may adversely affect our business by increasing competition or customer buying power.

        Consolidation in the electronics industry among our customers, our potential customers and/or our competitors may increase as companies combine to achieve further economies of scale and other synergies. Consolidation in the electronics industry could result in an increasing number of very large electronics companies offering products in multiple sectors of the electronics industry. The significant purchasing and market power of these large companies could increase competitive pressures on us. In addition, if one of our customers is acquired by another company that does not rely on us to provide EMS services and has its own production facilities or relies on another provider of similar services, we may lose that customer's business. Consolidation in the electronics industry may also result in excess manufacturing capacity among EMS companies, which could drive down gross margins and therefore profitability.

Our stock price may continue to decline, which could cause our stock to be delisted from the NASDAQ Global Select Market.

        Between September 30, 2008 and November 14, 2008, our stock price fell approximately 64% to $0.50 per share. The NASDAQ Global Select Market requires that listed companies maintain a minimum price of $1.00 per share. Although our stockholders have approved an amendment to our certificate of incorporation that would permit us to effect a reverse split of our outstanding and authorized common stock within a range of one-for-three to one-for-ten in order to, among other things, increase the stock price above this level, the effect of a reverse split upon the market price of our common stock cannot be predicted with any certainty. The market price of our common stock is primarily driven by other factors unrelated to the number of shares outstanding, including our current and expected future performance, conditions in the EMS industry and stock market conditions generally. Therefore, it is possible that the per share price of our common stock after the reverse split, if implemented by the Board, will not rise in proportion to the reduction in the number of shares of our common stock outstanding resulting from the reverse stock split, in which case our stock could be delisted from the NASDAQ Global Select Market.

If demand for our higher-end, higher margin manufacturing services does not increase, our future gross margins and operating results may be lower than expected.

        We typically earn lower gross margins when we provide less complex EMS services. Historically, sales of our services to OEMs in the communications sector accounted for a substantially greater portion of our net sales and earnings than in recent periods. In addition, we experience continued pressure from OEMs to reduce prices, and competition for this business remains intense. Pricing pressure is typically more intense for less complex, lower margin EMS services. This price competition has affected, and could continue to adversely affect, our gross margins. If demand for our higher-end, higher margin manufacturing services does not increase in the future, our gross margins and operating results in future periods may be lower than expected.

We recently sold our PC business, which will materially reduce our cash flows.

        As part of our restructuring strategy, we exited our PC business in 2008 in two separate transactions. We expect the effect of these transactions will be to materially reduce our cash flows and to reduce our accounts receivable available for sale under our factoring arrangements, which could affect the timing of cash receipts.

The impact of price inflation could reduce our net income.

        In recent months, the costs of commodities, parts and components used in the manufacture of our products have increased, in some cases substantially. Should we not be successful in adjusting our pricing to account for such inflation as a result of competition, to preserve customer goodwill or for any other reason, our gross margins, and therefore net income, would decline.

Our failure to comply with applicable environmental laws could adversely affect our business by causing us to pay significant amounts for clean up of hazardous materials or for damages or fines.

        We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous substances and wastes in the ordinary course of our manufacturing operations. We also are subject to laws and regulations governing the recyclability of products, the materials that may be included in products, and the obligations of a manufacturer to dispose of these products after end users have finished using them. If we violate environmental laws, we may be held liable for damages and the costs of remedial actions and we may be subject to revocation of permits necessary to conduct our businesses. We cannot assure you that we will not violate environmental laws and regulations in the future as a result of human error, equipment failure, our inability to obtain permits or other causes. Any permit revocations could require us to cease or limit production at one or more of our facilities, which could reduce our ability to fill customer orders and therefore our sales and net income. Although we estimate our potential liability with respect to violations or alleged violations and accrue for such liability, we cannot assure you that any accruals will be sufficient to cover the actual costs that we incur as a result of these violations or alleged violations. Our failure to comply with applicable environmental laws and regulations could limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

        ACMs, are present at several of our manufacturing facilities. Although the ACM is being managed and controls have been put in place pursuant to ACM operations and maintenance plans, the presence of ACM could give rise to affirmative remediation obligations and other liabilities. No governmental or third-party claims relating to ACM have been brought at this time.

        Each plant, to the extent required by law, operates under environmental permits issued by the appropriate governmental authority. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. Although we have not experienced any material revocations to date, any such revocation could require us to cease or limit production at one or more of our facilities, thereby having an adverse impact on our results of operations.

        Primarily as a result of certain of our acquisitions, we have incurred liabilities associated with environmental contamination. These liabilities include ongoing investigation and remediation activities at a number of sites, including our facilities located in Irvine, California (a former facility acquired as part of our acquisition of Elexsys); Owego, New York (a current facility that we acquired with our acquisition of Hadco Corporation); Derry, New Hampshire (a non-operating facility of Hadco), Fort Lauderdale, Florida (a former facility of Hadco) and Phoenix, Arizona (a site we acquired with our acquisition of Hadco Corporation). We have been named in a lawsuit alleging operations at our former facility in Santa Ana, California contributed to groundwater contamination. There can be no assurance that any other similar third-party claims will not arise and will not result in material liability to us. In addition, there are some sites, including our facility in Gunzenhausen, Germany (acquired from Alcatel), that are known to have groundwater contamination caused by a third-party, and that third-party has provided indemnity to us for the liability.

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

        In addition, the electronics industry became subject to the RoHS and WEEE directives which took effect beginning in 2005. Parallel initiatives have been adopted in other jurisdictions, including several states in the United States and the People's Republic of China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. While we believe we have implemented procedures to make our manufacturing process RoHS compliant, non-compliance could result in significant costs and/or penalties. In the case of WEEE, the compliance responsibility rests primarily with OEMs rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations, which could increase our costs.

We are potentially liable for contamination of our current and former facilities, including those of the companies we have acquired, which could increase our expenses and harm our operating results in the future.

        We are potentially liable for contamination at our current and former facilities, including those of the companies we have acquired. These liabilities include ongoing investigation and remediation activities at a number of sites. In some cases, third-party claims have been brought against us for contamination. We cannot assure you that these claims will not result in material liability to us or additional claims will not arise. For example, we are currently in the process of remediating contamination at one of our sites in the United States. We expect to incur $10.7 million of costs for assessment, testing and remediation. Although we believe we have adequately accrued for expenses relating to environmental matters, we cannot assure you that we will not incur additional liability in the future or that any such additional liability would not increase our liability or harm our operating results.

We are subject to risks arising from our international operations.

        We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 69.7% of our net sales from non-U.S. operations during 2008, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

  •
  imposition of government controls;

  •
  difficulties in obtaining or complying with export licenses;

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

        Our operations in certain foreign locations receive favorable income tax treatment in the form of tax holidays or other incentives. In the event that such tax holidays or other incentives are not extended, are repealed, or we no longer qualify for such programs, our taxes may increase, which would reduce our net income.

        Additionally, certain foreign jurisdictions restrict the amount of cash that can be transferred to the United States or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant penalties and/or taxes to repatriate these funds.

        To respond to competitive pressures and customer requirements, we may further expand internationally in lower cost locations, particularly in Asia, Eastern Europe and Latin America. As we pursue continued expansion in these locations, we may incur additional capital expenditures. In addition, the cost structure in certain countries that are now considered to be favorable may increase as their economies develop or as such countries join multinational economic communities or organizations, causing local wages to rise. As a result, we may need to continue to seek out new locations with lower costs and the employee and infrastructure base to support electronics manufacturing. We cannot assure you that we will realize the anticipated strategic benefits of our international operations or that our international operations will contribute positively to our operating results.

We can experience losses due to foreign exchange rate fluctuations.

        Because we manufacture and sell a substantial portion of our products abroad, our operating costs are subject to fluctuations in foreign currency exchange rates. Specifically, if the U.S. dollar weakens against the foreign currencies in which we denominate certain of our trade accounts payable, fixed purchase obligations and other expenses, the U.S. dollar equivalent of such expenses would increase. We use financial instruments, primarily short-term foreign currency forward contracts, to hedge certain forecasted foreign currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. Our foreign currency hedging activities depend largely upon the accuracy of our forecasts of future sales, expenses and monetary assets and liabilities. As such, our foreign currency forward contracts may exceed or not cover our full exposure to exchange rate fluctuations. If these hedging activities are not successful, we may experience significant unexpected expenses from fluctuations in exchange rates. Although we believe our foreign exchange hedging policies are reasonable and prudent under the circumstances, we can provide no assurances that we will not experience losses arising from unhedged currency fluctuations in the future, which could be significant.

If we manufacture or design defective products, or if our manufacturing processes do not comply with applicable statutory and regulatory requirements, we could be subject to damages and fines and lose customers.

        We manufacture products to our customers' specifications, and in some cases our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, many of the medical devices that we manufacture, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the United States Food and Drug Administration. In addition, our customers' products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we design or manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements. Defects in the products we design or manufacture may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we design or manufacture or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in product liability claims against us. The magnitude of such claims may increase as we expand our medical, automotive, and aerospace and defense manufacturing services because defects in medical devices, automotive components and aerospace and defense systems could seriously harm users of these products. Even if our customers are responsible for defects in the design of a product, we could nonetheless be named in a product liability suit over such defects and could be required to expend significant resources defending ourselves.

If our products are subject to warranty or liability claims, we may incur significant costs, which would reduce our net income.

        Our customers may experience defects in our designs or deficiencies with respect to our manufacturing services. We may be exposed to warranty or manufacturers' liability claims as a result of these defects or deficiencies, and some claims may relate to customer product recalls. We also design products on a contract basis or jointly with our customers. The design services that we provide can expose us to different or greater potential liabilities than those we face when providing our regular manufacturing services. For example, we have increased exposure to potential product liability claims resulting from injuries caused by defects in products we design, as well as potential claims that products we design infringe third-party intellectual property rights. Such claims could subject us to significant liability for damages and, regardless of their merits, could be time-consuming and expensive to resolve. A claim for damages arising from such defects or deficiencies could damage our reputation and result in our being liable for the costs of return and repair of such defective products or for damages for any injuries or other losses incurred by our customers or their end users. Any such costs could be significant and would reduce our net income.

Restructuring of our operations could require us to take an accounting charge which would reduce our net income.

        We have incurred significant expenses related to restructuring of our operations in the past. For example, we have moved, and we intend to continue moving, our operations from higher-cost to lower-cost locations to meet customer requirements. In addition, we have incurred unanticipated costs related to the transfer of operations to lower-cost locations, including costs related to integrating new facilities, managing operations in dispersed locations and realigning our business processes. We also have incurred costs related to workforce reductions, work stoppages and labor unrest resulting from the closure of our facilities in higher cost locations. We expect to be required to record additional charges related to restructuring activities in the future, but cannot predict the timing or amount of such charges. Any such charges would reduce our net income.

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could increase our taxes and decrease our net income.

        We are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws as well as other factors. Our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions which could lead to an increase in our taxes payable and a commensurate decrease in our net income.

We may not be successful in implementing and integrating strategic transactions or in divesting non-strategic assets, which could cause our financial results to fail to meet our forecasts.

        From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end-customer markets, to obtain new manufacturing and service capabilities and technologies, to enter new geographic manufacturing locations, to lower our manufacturing costs and improve the margins on our product mix, and to further develop existing customer relationships. Strategic transactions involve many difficulties and uncertainties, including the following:

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

        Any of these factors could prevent us from realizing the anticipated benefits of a strategic transaction, and our failure to realize these benefits could reduce our sales below and increase our costs above our forecasts. We may not be successful in identifying future strategic opportunities or in consummating any strategic transactions that we pursue on favorable terms, if at all. Although our goal is to improve our business and maximize stockholder value, any transactions that we complete may ultimately fail to increase our sales and net income and stock price.

Our key personnel are critical to the continued growth of our business and we cannot assure you that they will remain with us.

        Our success depends upon the continued service of our executive officers and other key personnel. Generally, these employees are not bound by employment or non-competition agreements. We cannot assure you that we will retain our officers and key employees, particularly our highly skilled operations managers and engineers involved in the manufacture of existing products and development of new products and processes. The competition for these employees is intense. In addition, if one or more of our executive officers or key employees were to join a competitor or otherwise compete directly or indirectly with us or otherwise be unavailable to us, we could lose customers and our sales and gross margins could decrease.

If we are unable to protect our intellectual property or infringe, or are alleged to infringe, upon intellectual property of others, we could lose sales or be required to pay significant amounts in costs or damages.

        We rely on a combination of copyright, patent, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology. Any failure to protect our intellectual property rights would diminish or eliminate the competitive advantages that we derive from our proprietary technology.

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

We may experience component shortages, which could cause us to delay shipments to customers and reduce our sales and net income.

        We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. We have experienced in the past, and may experience in the future, delays in component deliveries, which in turn could cause delays in product shipments and require the redesign of certain products. In particular, we have experienced shortages of application-specific integrated circuits, capacitors and connectors as well as other components. Unanticipated component shortages prevent us from making scheduled shipments to customers and could cause us to experience a shortfall in sales, increase our costs and adversely affect our relationship with the affected customer and our reputation generally as a reliable service provider. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. In addition, we may purchase components in advance of our requirements for those components as a result of a threatened or anticipated shortage. In this event, we may incur additional inventory carrying costs, for which we may not be compensated, and have a heightened risk of exposure to inventory obsolescence. As a result, component shortages could adversely affect our operating results for a particular period due to the resulting sales shortfall and increased manufacturing or component costs.

We are subject to continuing private litigation and government investigations concerning our historical stock option practices, which could result in us being liable for significant damages.

        We have substantially completed an investigation of our accounting for stock options. As a result of an investigation of our accounting for stock options, we filed a comprehensive Form 10-K for 2006 which restated our consolidated financial statements for prior years and which reduced our net income due to mispriced stock options granted in prior periods. Following this filing, we became subject to significant pending civil litigation, including derivative claims made on behalf of us, the defense of which has required us to devote significant management attention and to incur significant legal expense. In addition, we are subject to an ongoing formal investigation by U.S. Department of Justice with respect to these matters. We cannot predict the final resolution of these matters which could result in the payment of significant damages, penalties and costs to indemnify current or former officers and directors of the Company.

We may not have sufficient insurance coverage for certain of the risks and liabilities we assume in connection with the products and services we provide to our customers, which could leave us responsible for certain costs and damages incurred by our customers.

        We carry various forms of business and liability insurance that we believe are reasonable and customary for similarly situated companies in our industry. However, we do not have insurance coverage for all of the risks and liabilities we assume in connection with the products and services we provide to our customers, such as potential warranty, product liability and product recall claims. As a result, such liability claims may only be partially covered under our insurance policies. We continue to monitor the insurance marketplace to evaluate the availability of and need to obtain additional insurance coverage in the future. However, should we sustain a significant uncovered loss, our net income would be reduced.

Changes in financial accounting standards or policies have affected, and in the future may affect, our reported financial condition or results of operations. Additionally, changes in securities laws and regulations have increased, and are likely to continue to increase, our operating costs.

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, or U.S. GAAP. Our preparation of financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

        In addition, these principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants (AICPA), the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to revenue recognition, off-balance sheet transactions, stock-based compensation, restructurings, asset disposals and asset retirement obligations, intangible assets, derivative and other financial instruments and in-process research and development charges, have recently been revised or are under review. Changes to those rules or the questioning of how we interpret or implement those rules may have a material adverse effect on our reported financial results or on the way we conduct business. For example, the SEC has recently proposed a timetable by which U.S. companies would adopt International Financial Reporting Standards. Although at a very early stage of consideration by regulatory agencies, adoption of such standards could substantially change our reporting practices in a number of areas, including revenue recognition and recording of assets and liabilities.

        Finally, the Sarbanes-Oxley Act of 2002 required changes in our corporate governance, public disclosure and compliance practices. The number of rules and regulations applicable to us has increased and may continue to increase our legal and financial compliance costs and increased the amount of time management must devote to compliance activities, such as the requirement for management to annually report in our annual report its conclusions concerning the effectiveness of our system of internal control over financial reporting. These developments could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers in light of an increase in actual or perceived liability for serving in such positions.

We are subject to risks associated with natural disasters and global events.

        We conduct a significant portion of our activities including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes in the past, as well as other natural disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting one or more of our facilities, it could significantly disrupt our operations, delay or prevent product manufacture and shipment for the time required to transfer production, repair, rebuild or replace the affected manufacturing facilities. This time frame could be lengthy and result in significant expenses for repair and related costs. In addition, concerns about terrorism or an outbreak of epidemic diseases could have a negative effect on travel and our business operations and result in reduced sales and net income.

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

        We continue to evaluate our global manufacturing operations and restructure our facilities and operations to bring our manufacturing capacity in line with demand and our manufacturing strategy and to provide cost efficient services for our customers. Through this process, we have closed certain facilities not required to satisfy current demand levels. We provide extensive operations in lower cost locations including Latin America, Eastern Europe, China and Southeast Asia and we plan to expand our presence in these lower cost locations as appropriate to meet the needs of our customers.

        As of September 27, 2008, the approximate square footage of our manufacturing facilities by country was as follows:

Approximate Square Footage
Brazil	261,000
Canada	635,845
China	2,009,536
Finland	262,004
Germany	354,090
Hong Kong	19,000
Hungary	592,388
India	28,500
Indonesia	99,198
Ireland	110,000
Israel	292,664
Japan	5,876
Malaysia	359,520
Mexico	1,924,315
Singapore	685,125
Sweden	58,000
Thailand	151,918
United Kingdom	30,000
United States	3,296,368

Total	11,175,347

        In addition, we have 504,147 square feet (not included in the above figure) of non-manufacturing space that we are currently using. We also have manufacturing facilities (not included in the above figure) that are closed or in the process of closing as of September 27, 2008, which include facilities totaling approximately 1,131,858 square feet for domestic locations and approximately 1,727,351 square feet for international locations. We are currently undertaking an aggressive program to sublease or terminate leases for unused facilities and to sell owned properties that are no longer expected to serve our future needs.

        As of September 27, 2008, our active manufacturing facilities consist of approximately 8.4 million square feet in facilities that we own, with the remainder in leased facilities under lease terms expiring between 2009 and 2036.

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

        In addition to ISO 9001:2000, most of our facilities are TL 9000 registered. The TL 9000 quality system requirements and quality system metrics are designed specifically for the telecommunications industry to promote consistency and efficiency, reduce redundancy and improve customer satisfaction. Included in the TL 9000 system are performance-based metrics that quantify reliability and quality performance of the product. The majority of our facilities are also Underwriters Laboratory compliant. These standards define requirements for quality, manufacturing process control and manufacturing documentation and are required by many OEMs in the communications sector of the electronics industry.

        Our medical products division has identified certain manufacturing facilities to be centers of excellence for medical products manufacturing. These facilities are FDA and ISO 13485:2003 registered and fully compliant to the FDA's quality systems regulations.

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

Item 3.    Legal Proceedings

  Stock Option Related Matters

        We are a so-called "nominal defendant" party to multiple stockholder derivative lawsuits that were filed following our June 9, 2006 announcement that we had initiated an internal inquiry into our historical stock option administration practices. In particular, five separate shareholder derivative actions have been filed and consolidated into a single proceeding pending in the United States District Court for the Northern District of California, captioned In re Sanmina-SCI Corporation Derivative Litigation, Master File No. C-06-3783-JF. The first of these consolidated actions was filed June 15, 2006. A consolidated complaint was filed on October 30, 2006. In addition, three related shareholder derivative actions have been filed and consolidated into a single proceeding pending in Superior Court for the State of California, County of Santa Clara, captioned In re Sanmina-SCI Corporation Derivative Action, Master File No. 1-06-CV-071786. A consolidated complaint was filed on August 17, 2007.

        In all of these actions, the derivative plaintiffs allege that they are our stockholders and purport to bring the actions on our behalf and for our benefit. This is why we are a "nominal defendant" party to each of these actions; no relief is sought against us in these lawsuits and any recovery (net of any court award of attorneys' fees and costs to derivative plaintiffs' counsel) would belong to us. As previously disclosed, the list of defendants varies from action to action and includes 29 different current and former directors and officers of the Company. The derivative plaintiffs allege generally that the individual defendants manipulated the grant dates of our stock options between 1994 and 2006, allegedly in breach of duties owed to us and our shareholders, causing us to report our financial results inaccurately and resulting in harm to us. Plaintiffs seek money damages against the individual defendants, an accounting for damages allegedly caused by the individual defendants, disgorgement of profits allegedly improperly obtained by the defendants, and various other types of equitable and injunctive relief. In August 2006, our Board of Directors created a Special Litigation Committee and vested that committee with the full authority on our behalf to investigate the claims asserted by the derivative plaintiffs, and to determine what action should be taken with respect to the shareholder derivative actions including without limitation whether we should pursue claims against the named defendants or other persons. The Special Litigation Committee's investigation is substantially concluded although it has not yet issued a formal report. The parties conducted mediation in March 2008 and are engaged in discussions regarding an appropriate resolution of the litigations in light of the Special Litigation Committee's tentative conclusions. Although the stockholder derivative lawsuits do not seek damages or other relief against us, we do owe certain indemnification obligations to our current and former directors, officers and employees involved with the stock option-related proceedings, particularly to the extent that individuals are found not to have engaged in any wrongdoing.

        Additionally, the Securities and Exchange Commission and the United States Attorney for the Northern District of California have been conducting investigations into our historical stock option administration practices. The Company has been informed that the Securities and Exchange Commission has closed its investigation. We continue to cooperate fully with the U.S. Attorney's investigation.

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

  Other Proceedings

        We are also subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on us as a result of incurrence of defense costs, diversion of management resources and other factors. We record liabilities for legal proceedings when a loss becomes probable and the amount of loss can be reasonably estimated.

Item 4.    Submission of Matters to a Vote of Security Holders

        On September 29, 2008, we held a Special Meeting of Stockholders. The matter voted upon at the meeting by stockholders of record as of August 8, 2008 and the vote with respect to such matter are set forth below:

  1.
  To approve an amendment to our restated certificate of incorporation to effect a reverse stock split of our common stock pursuant to which any whole number of outstanding shares between and including Three (3) and Ten (10) would be combined into one share of our common stock and to concurrently decrease the authorized number of shares of common stock on a proportional basis and to authorize our Board of Directors to select and file one such amendment.

For:	476,876,483	Against:	7,962,141	Abstain:	507,998	Broker Non-Votes:	0

EXECUTIVE OFFICERS

        The following table sets forth the name, position and age of our current executive officers and their ages as of September 30, 2008.

Name	Age	Position
Jure Sola	57	Chairman of the Board and Chief Executive Officer
Hari Pillai	48	President and Chief Operating Officer
David L. White	53	Executive Vice President of Finance and Chief Financial Officer
Michael Tyler	52	Executive Vice President, General Counsel and Corporate Secretary
Dennis Young	57	Executive Vice President of Worldwide Sales and Marketing

        Jure Sola has served as our chief executive officer since April 1991, as chairman of our board of directors from April 1991 to December 2001 and from December 2002 to present, and co-chairman of our board of directors from December 2001 to December 2002. In 1980, Mr. Sola co-founded Sanmina and initially held the position of vice president of sales. In October 1987, he became our vice president and general manager, responsible for manufacturing operations and sales and marketing and was president from October 1989 to March 1996.

        Hari Pillai joined us in 1994 and has served in manufacturing management positions since that time. In January 2002, Mr. Pillai was appointed president and general manager of our EMS division and in October 2004 was appointed president, global EMS operations. In October 2008, Mr. Pillai was promoted to President and Chief Operating Officer.

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

        Dennis Young has served as executive vice president of worldwide sales and marketing since March 2003. Prior to joining us, Mr. Young was senior vice president of sales from May 2002 to March 2003 and vice president of sales from March 1998 to May 2002 of Pioneer-Standard Electronics, a provider of industrial and consumer electronic products.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock is traded on the NASDAQ National Market under the symbol SANM. The following table lists the high and low intra-day prices for our common stock as reported on NASDAQ.

2008	High	Low
First quarter	$2.44	$1.62
Second quarter	$1.86	$1.15
Third quarter	$1.70	$1.24
Fourth quarter	$2.66	$1.05

2007	High	Low
First quarter	$4.44	$3.42
Second quarter	$3.94	$3.24
Third quarter	$3.88	$3.13
Fourth quarter	$3.31	$1.88

        As of November 14, 2008, we had approximately 2,074 common stockholders of record. On November 14, 2008, the last reported sales price of our common stock on the NASDAQ National Market was $0.50 per share.

        Refer to "Note 21—Subsequent Events" to the consolidated financial statements for information regarding our ability to effect a reverse stock split.

        The graph below compares the cumulative 5-year total shareholder return on our common stock with the cumulative total returns of the S&P 500 index and the NASDAQ Electronic Components index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 9/30/2003 to 9/30/2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Sanmina-SCI Corporation, The S&P 500 Index
And The NASDAQ Electronic Components Index

  * $100 Invested on 9/30/03 in stock & index-including reinvestment of dividends. Fiscal year ending September 30.

  Copyright © 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	9/03	9/04	9/05	9/06	9/07	9/08
Sanmina-SCI Corporation	100.00	72.98	44.41	38.72	21.95	14.49
S&P 500	100.00	113.87	127.82	141.62	164.90	128.66
NASDAQ Electronic Components	100.00	80.82	97.22	93.26	114.21	79.72

The stock price performance included in this graph is not necessarily indicative of future stock price performance

Dividends

        We have never declared or paid cash dividends on our common stock. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Additionally, the indentures governing our Senior Floating Rate Notes, 6.75% Senior Subordinated Notes and 8.125% Senior Subordinated Notes and the agreement governing our Senior Secured Credit Facility contain covenants that limit our ability to pay dividends; see also "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Item 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data," included elsewhere in this Form 10-K.

 FIVE YEAR SELECTED FINANCIAL HIGHLIGHTS

Consolidated Statements of Operations Data:

	Year Ended
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Net sales	$7,202,403	$7,137,793	$7,645,118	$7,644,932	$7,638,042
Operating income (loss)	(384,160)	(1,023,061)	28,537	(528,019)	3,633
Loss from continuing operations before income taxes, extraordinary gain and cumulative effect of accounting changes	(490,331)	(1,142,027)	(174,933)	(678,084)	(117,649)
Provision for (benefit from) income taxes	21,005	(534)	(10,638)	364,394	(9,822)
Extraordinary gain, net of tax	—	—	—	—	3,583
Cumulative effect of accounting changes, net of tax	—	—	2,830	—	—
Loss from continuing operations	(511,336)	(1,141,493)	(161,465)	(1,042,478)	(104,244)
Income from discontinued operations, net of tax	24,987	6,836	19,908	8,532	52,615

Net Loss	$(486,349)	$(1,134,657)	$(141,557)	$(1,033,946)	$(51,629)

Basic and diluted earnings (loss) per share:
Continuing operations
Loss before cumulative effect of accounting changes	$(0.96)	$(2.17)	$(0.31)	$(2.00)	$(0.21)
Cumulative effect of accounting changes	—	—	—	—	—
Loss from continuing operations per share	$(0.96)	$(2.17)	$(0.31)	$(2.00)	$(0.21)
Discontinued operations earnings per share	$0.05	$0.01	$0.04	$0.02	$0.10
Net loss per share	$(0.92)	$(2.15)	$(0.27)	$(1.99)	$(0.10)
Shares used in computing basic and diluted per share amount	530,721	527,117	525,967	520,574	515,803

Consolidated Balance Sheet Data:

	As of Year Ended
	2008	2007	2006	2005	2004
	(In thousands)
Cash and cash equivalents	$869,801	$933,424	$491,829	$1,068,053	$1,069,447
Net working capital	$1,574,339	$1,618,375	$1,516,754	$1,672,481	$1,422,972
Total assets	$3,513,973	$4,669,955	$5,862,430	$6,269,128	$7,542,460
Long-term debt	$1,481,985	$1,588,072	$1,507,112	$1,666,768	$1,297,337
Stockholders' equity	$695,958	$1,173,147	$2,270,563	$2,383,811	$3,360,993

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future sales or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words "anticipate," "believe," "plan," "expect," "future," "intend," "may," "will," "should," "estimate," "predict," "potential," "continue" and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect. As a result of the factors described herein, and in the documents incorporated herein by reference, including, in particular, those factors described under "Factors Affecting Operating Results," we undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

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

        We recently exited our PC and associated logistics services business ("PC Business"). Our PC Business serviced three customers, one of whom transitioned its business during 2008 to a new third-party contract manufacturing provider as a result of our decision to exit the PC Business. The remaining portion of our PC Business was sold in two separate transactions, one of which closed on June 2, 2008 and the other of which closed on July 7, 2008.

        We have reflected our PC Business as discontinued operations in the consolidated financial statements for all periods presented. The sale of our PC Business will materially reduce our cash flows. See note 20 of the notes to consolidated financial statements for further information regarding the PC Business sale.

        Unless noted otherwise, all references in this section to our operating results pertain only to our continuing operations and all references to years refer to our fiscal years ending on the last Saturday of each year closest to September 30th.

        A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented 48.2%, 48.4%, and 49.7% of our net sales for 2008, 2007, and 2006, respectively. For 2008 and 2006, no customer represented 10% or more of our net sales. For 2007, one customer represented 10.4% of our net sales.

        We typically generate a significant portion of our net sales from international operations. Consolidated net sales generated from non-U.S. operations were 69.7%, 65.9%, and 65.9% for 2008, 2007 and 2006, respectively. The concentration of international operations has resulted primarily from overseas acquisitions and a desire on the part of many of our customers to move production to lower cost locations in regions such as Asia, Latin America and Eastern Europe. We expect this trend to continue.

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

        We have experienced fluctuations in gross margins and in our results of operations in the past and may continue to experience such fluctuations in the future. Fluctuations in our gross margins may be caused by a number of factors, including pricing, changes in product mix, competitive pressures, transition of manufacturing to lower cost locations, level of operational efficiencies and overall business levels.

        During 2008, we recorded a goodwill impairment charge of $478.7 million due to the expected effect of deteriorating general economic conditions on our future cash flows, the illiquidity of credit markets and the decline in the stock market generally, and in our stock price in particular.

Summary Results of Operations

        The following table presents our key operating results:

	Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
	(In thousands)
Net sales	$7,202,403	$7,137,793	$7,645,118
Gross profit	$524,106	$454,516	$536,141
Operating income (loss)	$(384,160)	$(1,023,061)	$28,537
Loss from continuing operations	$(511,336)	$(1,141,493)	$(161,465)
Income from discontinued operations, net of tax	$24,987	$6,836	$19,908
Net loss	$(486,349)	$(1,134,657)	$(141,557)

Key performance measures

        The following table presents certain key performance measures that management utilizes to assess operating performance:

	Three Months Ended
	September 27, 2008	June 28, 2008	March 29, 2008	December 29, 2007	September 29, 2007
Days sales outstanding(1)	51	51	51	53	55
Inventory turns(2)	7.7	7.8	7.1	6.7	6.9
Accounts payable days(3)	52	49	51	57	50
Cash cycle days(4)	46	48	51	50	57

        The key performance measures in the above table were calculated using sales, cost of sales, accounts receivable, net; inventories and accounts payable relating only to our continuing operations

(see Note 20). We believe this method of calculation is appropriate since it excludes the impact of discontinued operations and provides a more meaningful measure of our continuing operations.

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

Critical Accounting Policies and Estimates

        Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate the process used to develop estimates for certain reserves and contingent liabilities, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, environmental matters, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates.

        We believe the following critical accounting policies reflect the more significant judgments and estimates used by us in preparing our consolidated financial statements:

        Accounts Receivable and Other Related Allowances—We estimate uncollectible accounts, product returns and other adjustments related to current period net sales to establish related allowances. In making these estimates, we analyze the creditworthiness of our customers, past experience, changes in customer demand, and the overall economic climate in industries that we serve. If actual uncollectible accounts, product returns or other adjustments differ significantly from our estimates, the amount of sales or operating expenses we report would be affected. One of our most significant credit risks is the ultimate realization of our accounts receivable. This risk is mitigated by (i) a significant portion of our sales are to well-established companies, (ii) ongoing credit evaluation of our customers, and (iii) frequent contact with our customers, especially our most significant customers, which enables us to monitor changes in their business operations and to respond accordingly. To establish our allowance for doubtful accounts, we estimate the credit risk associated with accounts receivable. We evaluate credit risk related to specific customers based on the current economic environment; however, we are not able to predict the inability of our customers to meet their financial obligations to us. We believe the allowances that we have established are adequate under the circumstances; however, a change in the economic environment or a customer's financial condition could cause our estimates of allowances, and consequently the provision for doubtful accounts, to change, which could have a significant adverse impact on our financial position and/or results of operations. To establish the allowance for product returns and other adjustments, we primarily utilize data regarding historical adjustments.

        Inventories—We state inventories at the lower of cost (first-in, first-out method) or market value. Cost includes material, labor and manufacturing overhead incurred for finished goods and work-in-process. We regularly evaluate the carrying value of our inventories. Provisions are made to reduce excess and obsolete inventories to their estimated net realizable values. The ultimate realization of inventory carrying amounts is affected by changes in customer demand for inventory that customers are not contractually obligated to purchase and raw materials held for specific customers who are experiencing financial difficulties. Inventory reserves are established based on forecasted demand, past experience with specific customers, the ability to redistribute inventory to other programs or back to our suppliers, and whether customers are contractually obligated to pay for the related inventory. Prepayments received from customers for excess and obsolete inventories that have not been shipped to customers or otherwise disposed of are netted against inventory.

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

        Restructuring Costs—We recognize restructuring costs resulting from excess manufacturing or administrative facilities that we choose to close or consolidate, as well as from other exit activities. In connection with our exit activities, we record restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges are incurred pursuant to formal plans developed by management and accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination". When applicable, employee termination costs are recorded pursuant to SFAS No. 112, "Employer's Accounting for Postemployment Benefits". Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable. Fixed assets that are written off or impaired as a result of restructuring plans are typically held for sale or scrapped. The recognition of restructuring charges requires our management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less selling costs, of property, plant and equipment to be disposed of. Estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained, and that the utilization of the provisions are for their intended purposes in accordance with developed exit plans. In the event circumstances change and the provision is no longer required, the provision is reversed.

        Goodwill—Costs in excess of the fair value of tangible and other intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. SFAS No. 142,

"Goodwill and Other Intangible Assets", requires that companies not amortize goodwill, but instead test for impairment at least annually. We adopted SFAS No. 142 on September 30, 2001 and have evaluated goodwill on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss.

        The preparation of the goodwill impairment analysis requires management to make significant estimates and assumptions with respect to the determination of fair values of reporting units and tangible and intangible assets. These estimates and assumptions may differ significantly from period to period. Estimates and assumptions include our operating forecasts; revenue growth rates, which are based primarily on data published by industry analysts; risk-commensurate discount rates; market multiples of revenue and earnings, which are based on published data for our competitors; customer retention rates and return on assets. Third party valuation experts are engaged to assess the reasonableness of our assumptions and to perform certain portions of our goodwill impairment analysis.

        Tangible and Other Intangible Assets—We review long-lived tangible and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. For asset groups for which a building is the primary asset, we estimate fair value primarily based on data received from commercial real estate brokers. For other assets, we estimate fair value based on projected discounted future net cash flows using a discount rate reflecting our weighted-average cost of capital. Management applies significant judgment in estimating future cash flows and in determining our weighted-average cost of capital.

        Income Taxes—We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We believe that our accruals for tax liabilities are adequate for all open years, based on our assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. Although we believe our accruals for tax liabilities are reasonable, tax regulations are subject to interpretation and the tax controversy process is inherently lengthy and uncertain; therefore, our assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. To the extent that the probable tax outcome of these matters changes, such changes in estimates will impact the income tax provision in the period in which such determination is made.

        We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the "more likely than not" criteria established by SFAS No. 109, "Accounting for Income Taxes". Our judgments regarding future taxable income may change due to changes in market conditions or tax laws, tax planning strategies or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies.

        We adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, ("FIN 48"), on the first day of 2008. FIN 48 is an interpretation of FASB Statement 109, "Accounting for Income Taxes", and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. In accordance with our accounting policy, we recognize interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of our adoption of FIN 48.

Results of Operations

Years Ended September 27, 2008, September 29, 2007 and September 30, 2006.

        The following table presents certain statements of operations data expressed as a percentage of net sales.

	Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
	(In percentage)
Net sales	100.0	100.0	100.0
Cost of sales	92.7	93.6	93.0

Gross margin	7.3	6.4	7.0

Operating expenses:
Selling, general and administrative	4.4	5.0	4.6
Restructuring costs	1.1	0.6	1.1
Research and development	0.3	0.4	0.5
Impairment of goodwill, tangible and other intangible assets	6.7	14.6	0.2
Amortization of intangible assets	0.1	0.1	0.1
In-process research and development	—	—	0.1

Total operating expenses	12.6	20.7	6.6

Operating income (loss)	(5.3)	(14.3)	0.4
Interest income	0.3	0.4	0.3
Interest expense	(1.8)	(2.4)	(1.7)
Other income (expense), net	—	0.3	(0.2)
Loss on extinguishment of debt	—	—	(1.1)

Interest and other (expense), net	(1.5)	(1.7)	(2.7)

Loss from continuing operations before income taxes and cumulative effect of accounting changes	(6.8)	(16.0)	(2.3)
Provision for income taxes	0.3	—	(0.1)

Loss from continuing operations before cumulative effect of accounting changes	(7.1)	(16.0)	(2.2)
Cumulative effect of accounting changes, net of tax	—	—	—

Loss from continuing operations	(7.1)	(16.0)	(2.2)
Income from discontinued operations, net of tax	0.3	0.1	0.3

Net loss	(6.8)	(15.9)	(1.9)

Net Sales

        Net sales for 2008 increased 0.9% to $7.20 billion, from $7.14 billion in 2007. The increase was primarily related to stronger demand from customers in our communications and defense and aerospace end-markets, which increased by $141.9 million and $106.1 million, respectively. These increases were partially offset by reduced demand of $101.8 million in our high-end computing end-market, $36.8 million in our industrial and semiconductor capital equipment end-market and $26.3 million in our medical end-market.

        Net sales in 2007 decreased 6.6% to $7.14 billion from $7.65 billion in 2006. Approximately $400 million of the decrease related to the high-end computing end market and resulted from our exit of the original design manufacturer ("ODM") business at the end of the first quarter of 2007 and a delay in demand due to a customer merger. Additionally, $400 million of the decrease related to our communications end-market and resulted from reduced orders from three customers. These decreases were partially offset by increases of $100 million from our medical end market, $82 million from our defense and aerospace end-market and $58 million from our multi-media end-market.

Gross Margin

        Gross margin was 7.3%, 6.4% and 7.0% in 2008, 2007 and 2006, respectively. The increase from 2007 to 2008 was due primarily to higher margins in our defense and aerospace business resulting from increased demand and favorable changes in product mix to more proprietary products and in our printed circuit board fabrication business resulting from the consolidation of capacity and greater efficiencies. In addition, margins improved in our other EMS divisions as a result of improved operating efficiencies, somewhat offset by decreased revenue, primarily in our high-end computing end-market, and factory start-up and production transition costs. The decrease from 2006 to 2007 was primarily a result of weak demand in our communications and high-end computing end markets that significantly impacted sales in our printed circuit board fabrication business, enclosures business and new product introduction/gateway business. Lower demand in these higher margin businesses had a larger than proportional impact on our profitability. In addition, the decrease was partially due to operational inefficiencies in our enclosures business. These negative effects were partially offset by a reduction in losses associated with our ODM business which we restructured late in 2006. We expect gross margins to continue to fluctuate in the future.

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

Selling, General and Administrative

        Selling, general and administrative expenses were $317.0 million, $355.8 million and $351.0 million for 2008, 2007 and 2006, respectively. As a percentage of net sales, selling, general and administrative expenses were 4.4% for 2008, 5.0% for 2007, and 4.6% for 2006. The decrease in absolute dollars from 2007 to 2008 was primarily attributable to reduced personnel-related costs of $15.8 million resulting from staffing reductions in various functions, a reduction of $7.0 million for information technology infrastructure and related spending, reduced expenses of $6.1 million in connection with matters arising out of our stock option investigation and restatement, a reduction of $5.5 million in stock-based compensation expense and a reduction of $4.0 million in audit and Sarbanes-Oxley related expenses. The decrease in selling, general and administrative expenses as a percentage of sales was primarily attributable to decreased expenses as noted above and higher net sales for 2008.

        The increase in absolute dollars from 2006 to 2007 was primarily attributable to an increase in stock-based compensation expense of $6.5 million resulting primarily from a change in our estimated forfeiture rate and an increase in bad debt provisions of $4.2 million ($1.7 million of expense in 2007 compared to a $2.5 million recovery in 2006), partially offset by reductions due to cost saving initiatives. The increase in selling, general and administrative expenses as a percentage of sales was primarily attributable to increased expenses as noted above and lower net sales for 2007.

Research and Development

        Research and development expenses were $19.5 million, $30.1 million and $40.2 million for 2008, 2007 and 2006, respectively. As a percentage of net sales, research and development expenses were 0.3% for 2008, 0.4% for 2007, and 0.5% for 2006. The decrease in both dollars and as a percentage of net sales from 2007 to 2008 was primarily a result of our decision to reduce ODM activities and to focus on joint development activities, partially offset by increased spending for our defense and aerospace business to support anticipated growth in this end-market. The decrease in both dollars and as a percentage of net sales from 2006 to 2007 was primarily a result of our decision to reduce ODM activities and to focus on joint development activities.

Impairment of Goodwill, Tangible and Other Intangible Assets

        During 2008, our annual impairment test performed in July did not result in impairment of goodwill. However, in September, due to the expected effect of deteriorating general economic conditions on our future cash flows, the illiquidity of the credit markets and the decline in the stock market generally, and in our stock price in particular, we performed another goodwill impairment test. Based on the results of our second test, we recorded an impairment charge of $478.7 million.

        During 2008, we also recorded an impairment charge of $5.0 million associated primarily with decreases in the fair value of certain assets held for sale.

        During 2007, we recorded a goodwill impairment charge of $1.0 billion due to a decline in sales, both domestically and internationally, a decrease in expected future cash flows, and a decline in our stock price.

        During 2006, we recorded a goodwill impairment charge of $3.8 million and a tangible and intangible assets impairment charge of $9.0 million due to our decision to reduce our ODM activities and to focus on joint development manufacturing opportunities. In addition, we recorded an impairment of tangible assets of $6.1 million related to a manufacturing facility as a result of our SFAS No. 144 impairment analysis.

Restructuring Costs

        Costs associated with restructuring activities, other than those activities related to business combinations, are accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", or SFAS No. 112, "Employers' Accounting for Postemployment Benefits", as applicable. Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable based on our policy with respect to severance payments. For all other restructuring costs, a liability is recognized in accordance with SFAS No. 146 only when incurred. Costs associated with restructuring activities related to business combinations are accounted for in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination".

        During 2007, we incurred restructuring costs associated with various restructuring programs. Due to the immateriality of the remaining accrual balances related to programs implemented in prior years, all programs have been combined for disclosure purposes.

        Below is a summary of restructuring costs associated with facility closures and other consolidation efforts for the periods indicated:

	Employee Termination / Severance and Related Benefits Cash	Leases and Facilities Shutdown and Consolidation Costs Cash	Impairment of Fixed Assets or Redundant Fixed Assets Non-Cash	Total
	(In thousands)
Balance at October 1, 2005	$15,852	$14,466	$—	$30,318
Charges to operations	77,582	10,755	2,883	91,220
Charges utilized	(66,556)	(14,957)	(2,883)	(84,396)
Reversal of accrual	(5,529)	(460)	—	(5,989)

Balance at September 30, 2006	21,349	9,804	—	31,153
Charges (recovery) to operations	35,169	11,195	(831)	45,533
Charges recovered (utilized)	(47,873)	(12,132)	831	(59,174)
Reversal of accrual	(2,505)	(441)	—	(2,946)

Balance at September 29, 2007	6,140	8,426	—	14,566
Charges to operations	64,126	16,519	2,456	83,101
Charges utilized	(45,248)	(19,765)	(2,456)	(67,469)
Reversal of accrual	(833)	(892)	—	(1,725)

Balance at September 27, 2008	$24,185	$4,288	$—	$28,473

        During 2008, we closed or consolidated four facilities and recorded restructuring charges for employee termination benefits for approximately 2,900 employees.

        During 2007, we closed or consolidated eight facilities and terminated approximately 6,700 employees. In 2006, we initiated the closure or consolidation of three facilities and recorded restructuring charges related to employee termination benefits for approximately 12,000 employees.

        Accrued restructuring costs as of September 27, 2008 were $34.1 million, of which $28.5 million relates to restructuring actions related to our continuing operations and $5.6 million relates to restructuring actions related to our discontinued operations. Of these amounts, $32.8 million was included in accrued liabilities and $1.3 million was included in other long-term liabilities on the consolidated balance sheet. In connection with restructuring actions we have already implemented under our restructuring plan, we expect to pay remaining facilities related restructuring liabilities of $4.3 million through 2010, and the majority of severance costs of $29.8 million through 2009.

        The recognition of restructuring charges requires us to make judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activities, including estimating sublease income and the fair values, less selling costs, of property, plant and equipment to be disposed of. Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded.

Interest Income and Expense

        Interest income was $19.7 million, $28.8 million and $19.4 million in 2008, 2007 and 2006, respectively. The decrease from 2007 to 2008 was primarily attributable to lower interest rates on invested cash and lower average cash balances in 2008 due to the fact that we borrowed $600.0 million during the first quarter of 2007 to fund the repayment of certain debt obligations that matured in the second quarter of 2007. Of the amount borrowed, $532.9 million was distributed to a Trustee and held in an escrow account until repayment of the debt. We earned interest while the cash was held in escrow. The increase in interest income from 2006 to 2007 was primarily attributable to the interest earned in 2007 on cash held in escrow as noted above.

        Interest expense was $127.2 million, $168.3 million and $121.8 million in 2008, 2007 and 2006, respectively. The decrease from 2007 to 2008 was primarily attributable to the absence of interest expense in 2008 on the $600 million unsecured term loan that was outstanding in the first quarter of 2007 and repaid during the third quarter of 2007, decreased weighted average borrowings against our revolving credit facility during 2008, the absence of interest expense in 2008 on our 3% Notes that were repaid during the second quarter of 2007, and lower interest rates during 2008. These decreases were partially offset by higher interest expense incurred in 2008 on the two $300 million senior floating rate notes issued during the third quarter of 2007 (collectively, the "Senior Floating Rate Notes").

        The increase in interest expense from 2006 to 2007 is primarily attributable to the $600 million unsecured term loan we entered into and simultaneously drew down on October 13, 2006, and subsequently repaid during the third quarter of 2007, interest expense from increased weighted average borrowings against our revolving credit facility during 2007, higher interest expense due to the interest rate swap on our 6.75% Notes and the Senior Floating Rate Notes issued during the third quarter of 2007, partially offset by a decrease in interest expense from the refinancing of the 10.375% Notes with the 8.125% Notes during the second quarter of 2006 and a full discharge of our 3% Notes during the second quarter of 2007.

Other Income (Expense), net

        Other income (expense), net was $3.6 million, $23.7 million and $(16.5) million in 2008, 2007 and 2006, respectively. The following table summarizes the major components of other income (expense), net (in millions):

	Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
Foreign exchange gains (losses)	$3.5	$2.0	$(3.9)
Interest rate swap losses	—	—	(9.0)
Gain from fixed asset disposals	0.3	19.0	0.6
Gain (loss) from investments	(0.5)	2.1	(2.8)
Other, net	0.3	0.6	(1.4)

Total	$3.6	$23.7	$(16.5)

        The decrease in other income (expense), net, from $23.7 million in 2007 to $3.6 million in 2008 was primarily attributable to the recognition in 2007 of $16.5 million in gains from the sale of previously restructured manufacturing facilities and equipment and a $2.5 million gain from the sale of one of our manufacturing operations.

        The increase in other income (expense), net, from $(16.5) million in 2006 to $23.7 million in 2007 was primarily attributable to the gains recorded in 2007 from the sale of previously restructured manufacturing facilities and equipment and from the sale of one of our manufacturing operations as noted in the above paragraph. Also, in the second quarter of 2006, we terminated our interest rate swap upon redemption of the 10.375% Notes, and there was no similar interest rate swap loss during 2007.

Loss on Extinguishment of Debt

        During 2008, we redeemed $120 million of our Senior Floating Rate Notes due in 2010. In connection with this redemption, $2.2 million of unamortized debt issuance costs were expensed.

        On June 12, 2007, we used the net proceeds from the sale of Senior Floating Rate Notes, together with cash on hand, to repay in full the principal amount and accrued interest on our existing Senior Unsecured Term Loan. We recorded a loss on extinguishment of debt of $3.2 million, representing unamortized debt issuance costs, in the second quarter of 2007.

        On February 15, 2006, we issued $600 million aggregate principal amount of our 8.125% Notes. In connection with the debt issuance, we also made a cash tender offer for the redemption of all of our outstanding 10.375% Notes. The 10.375% Notes were redeemed in full. As a result of the redemption, we recorded a loss on extinguishment of debt of $84.6 million in 2006. The loss consisted of $70.8 million of redemption premium, $2.2 million related to interest rate swap termination, $13.9 million in unamortized debt issuance costs and $0.9 million of tender offer expenses, offset by a $3.2 million gain from previously terminated interest rate swaps. The tender offer was financed by net proceeds from the 8.125% Notes offering and $263.8 million of existing cash.

Provision for (Benefit from) Income Taxes

        Our effective tax rate (benefit) on loss from continuing operations was 4.3% for 2008, (0.1)% for 2007 and (6.1)% for 2006. Our effective tax rate for 2008 was substantially higher than the federal statutory benefit rate of (35.0)% primarily due to the non-deductibility of our goodwill impairment, foreign income that is taxed at rates higher than the federal statutory rate, and tax on dividends and other foreign income deemed includable in the U.S.

        The effective tax rate for 2007 was substantially higher than the federal statutory rate primarily due the non-deductibility of our goodwill impairment and, to a lesser extent, an increase in our valuation allowance on future tax benefits.

        The effective tax rate for 2006 was substantially higher than the federal statutory rate due to tax on dividends and other foreign income deemed includable in the U.S. and an increase in our valuation allowance on future tax benefits due to continuing losses, partially offset by a favorable income tax adjustment of $39.0 million relating to previously accrued income taxes that were reversed as a result of a settlement reached with the U.S. Internal Revenue Service and the expiration of statutes of limitations. The settlement was in relation to certain U.S. tax audits. The total adjustment to previously accrued income taxes was $105.6 million, of which $39.0 million was recorded as an income tax benefit to earnings during 2006 and $66.6 million was recorded as an adjustment to goodwill for tax items associated with an acquired entity.

Cumulative Effect of Accounting Changes, Net of Tax

        Cumulative effect of accounting changes, net of tax, was a net benefit of $2.8 million in 2006, which resulted from our adoption of SFAS No. 123R and Financial Accounting Standards Board Interpretation ("FIN") No. 47 during 2006. During 2006, we accrued $5.3 million of asset retirement obligations in connection with the adoption of FIN No. 47, of which $2.9 million was recorded as a cumulative effect of accounting change, net of tax. In addition, a one-time, non-cash benefit of $5.7 million for estimated future forfeitures of stock-based awards was recorded in connection with the implementation of SFAS No. 123R and reported as a cumulative effect of accounting change, net of tax.

Liquidity and Capital Resources

	Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
	(In thousands)
Net cash provided by (used in):
Operating activities	$39,265	$485,934	$(338,161)
Investing activities	11,383	(16,864)	(82,310)
Financing activities	(120,000)	(43,772)	(144,059)
Effect of exchange rate changes	5,729	16,297	(11,694)

Increase (decrease) in cash and cash equivalents	$(63,623)	$441,595	$(576,224)

        Cash and cash equivalents were $869.8 million at September 27, 2008 and $933.4 million at September 29, 2007. Our cash levels vary during any given quarter depending on the timing of customer collections and supplier payments, the extent of sales of receivables, borrowings under our revolving credit agreement and other factors.

        Net cash provided by (used in) operating activities was $39.3 million, $485.9 million and $(338.2) million for 2008, 2007 and 2006, respectively. The decrease in cash from operating activities in 2008 was primarily attributable to a $554.1 million reduction in accounts payable associated primarily with the divestiture of our PC Business. Cash provided by operating activities in 2008 was primarily from our operating results adjusted to exclude non-cash items such as depreciation and amortization, stock based compensation expense, goodwill impairment and similar items. This source of cash was offset by net working capital changes of $82.1 million (including proceeds from sales of accounts receivable) resulting primarily from the divestiture of our PC Business. Cash provided by operating activities in 2007 was primarily due to improvements in days sales outstanding and inventory turns, reflecting our increased emphasis on working capital management. Cash used in operating activities of $338.2 million for 2006 was primarily due to an increase in inventory attributable to our efforts to drive materials loading to customer request dates in order to provide better product mix and upside flexibility for some of our long-term strategic customers and a decrease in accounts payable and accrued liabilities due to payments made to vendors. Working capital was $1.6 billion at September 27, 2008 and September 29, 2007, respectively.

        Net cash provided by (used in) investing activities was $11.4 million, $(16.9) million and $(82.3) million for 2008, 2007 and 2006, respectively. In 2008, we received proceeds of $89.1 million in connection with the sale of our PC Business, $30.6 million from sales of other assets, and $13.3 million from maturities of short-term investments. Those proceeds were partially offset by $121.5 million of capital expenditures. Net cash used in investing activities for 2007 was primarily for the purchase of $88.4 million of property, plant and equipment, partially offset by $50.2 million of proceeds from sales of property, plant and equipment, and $22.0 million from the sale of a business. Net cash used in investing activities for 2006 was primarily due to the purchase of $139.2 million of property, plant and equipment and payments of $44.7 million for businesses acquired, partially offset by $80.7 million of proceeds from sales and maturities of our short-term investments and $42.5 million of proceeds from sales of property, plant and equipment.

        Net cash used in financing activities was $120.0 million, $43.8 million and $144.1 million for 2008, 2007 and 2006, respectively. Net cash used in financing activities for 2008 resulted from repayment of $120 million of our $300 million 2010 Senior Floating Rate Notes. Net cash used in financing activities for 2007 was primarily for the repayment of $525 million of our 3% Notes and repayment of

$100.2 million of our revolving credit facility, offset by $588 million in net proceeds from issuance of the two $300 million Senior Floating Rate Notes due 2010 and 2014. Net cash used in financing activities for 2006 was primarily related to the redemption of our 10.375% Senior Secured Notes of $851.5 million, partially offset by proceeds from issuance of our 8.125% Notes due 2016 (net of issuance costs) of $587.1 million, receipt of $22.5 million in restricted cash associated with the termination of the interest rate swap related to the 10.375% Senior Secured Notes, proceeds of $12.8 million from the employee stock purchase plan and exercise of common stock options by our employees and $100.0 million of outstanding borrowings under our Senior Credit Facility as of September 30, 2006.

        As of September 27, 2008, the Company had $1.5 billion of long-term debt outstanding under various debt instruments as discussed below.

         Senior Floating Rate Notes.    On June 12, 2007, we issued $300 million of Senior Floating Rate Notes due 2010 (the "2010 Notes") and $300 million of Senior Floating Rate Notes due 2014 (the "2014 Notes"). The notes accrue interest at a rate per annum, reset quarterly, equal to the three-month LIBOR plus 2.75%. The 2010 Notes will mature on June 15, 2010 and the 2014 Notes will mature on June 15, 2014. As of September 27, 2008, unamortized debt issuance costs were $8.0 million, which were included in other non-current assets on the consolidated balance sheet and are being amortized to interest expense over the life of the debt using the effective interest method.

        The notes are senior unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured debt. We may redeem the 2010 Notes, in whole or in part, at any time, at par plus accrued and unpaid interest. We may redeem the 2014 Notes, in whole or in part at redemption prices ranging from 100% to 102% of the principal amount of the 2014 Notes, plus accrued and unpaid interest.

        On December 18, 2007, we redeemed $120.0 million of the 2010 Notes at par. Upon redemption, unamortized debt issuance costs of $2.2 million were expensed.

        On June 12, 2007, we entered into interest rate swap transactions with independent third parties related to the 2014 Notes pursuant to which we pay the third parties a fixed rate and receive a floating rate from the third parties. The interest rate swaps had a total notional amount of $300.0 million and were designated as cash flow hedges. Under the swap agreements, we pay a fixed rate of 5.594% in exchange for a three month LIBOR rate on the swaps. These swap agreements effectively fix the interest rate on our 2014 Notes at 8.344% through 2014.

         8.125% Senior Subordinated Notes.    On February 15, 2006, we issued $600 million of 8.125% Senior Subordinated Notes due 2016 (the "8.125% Notes") with a maturity date of March 1, 2016. As of September 27, 2008, $15.4 million of unamortized debt issuance costs were included in other non-current assets on the consolidated balance sheets and are being amortized to interest expense over the life of the debt using the effective interest method. The 8.125% Notes are unsecured and subordinated in right of payment to all of our existing and future senior debt.

        We may redeem the 8.125% Notes, in whole or in part, at any time prior to March 1, 2011, at a redemption price equal to the sum of (1) the principal amount of the 8.125% Notes to be redeemed, (2) accrued and unpaid interest on those 8.125% Notes and (3) a make-whole premium. We may redeem the 8.125% Notes, in whole or in part, beginning on March 1, 2011, at declining redemption prices ranging from 104.063% to 100% of the principal amount of the 8.125% Notes, plus accrued and unpaid interest with the actual redemption price to be determined based on the date of redemption. At any time prior to March 1, 2009, we may redeem up to 35% of the 8.125% Notes with the proceeds of certain equity offerings at a redemption price equal to 108.125% of the principal amount of the 8.125% Notes, plus accrued and unpaid interest, so long as after giving effect to any such redemption, at least 65% of the aggregate principal amount of the 8.125% Notes remains outstanding.

         6.75% Senior Subordinated Notes.    On February 24, 2005, we issued $400 million of our 6.75% Senior Subordinated Notes due 2013 (the "6.75% Notes") with a maturity date of March 1, 2013. We have entered into interest rate swap agreements with four independent swap counterparties to hedge our interest rate exposures related to the 6.75% Notes. The swap agreements, with an aggregate notional amount of $400 million and expiration dates in 2013, effectively convert the fixed interest rate obligation to a variable rate obligation and are accounted for as fair value hedges under SFAS No. 133, but are exempt from periodic assessment of hedge effectiveness under Paragraph 68 of SFAS No. 133. Under the terms of the swap agreements, we pay the independent swap counterparties an interest rate equal to the six-month LIBOR rate plus a spread ranging from 2.214% to 2.250%. In exchange, we receive a fixed rate of 6.75%. As of September 27, 2008, unamortized debt issuance costs were $9.5 million, which were included in other non-current assets on the consolidated balance sheet and are being amortized to interest expense over the life of the debt using the effective interest method.

        The 6.75% Notes are unsecured and subordinated in right of payment to all of our existing and future senior debt. We may redeem the 6.75% Notes, in whole or in part, at any time prior to March 1, 2009, at a redemption price equal to the sum of (1) the principal amount of the 6.75% Notes to be redeemed, (2) accrued and unpaid interest and (3) a make-whole premium. We may redeem the 6.75% Notes, in whole or in part, beginning on March 1, 2009, at declining redemption prices ranging from 103.375% to 100% of the principal amount, plus accrued and unpaid interest, with the actual redemption price to be determined based on the date of redemption.

        The 2010 Notes, 2014 Notes, 8.125% Notes and 6.75% Notes include covenants that limit our ability to, among other things: incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; create specified liens; sell assets; create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us; engage in transactions with affiliates; incur layered debt; and consolidate or merge with or into other companies or sell all or substantially all of our assets. The restrictive covenants are subject to a number of important exceptions and qualifications.

        The indentures for these notes provide for customary events of default, including payment defaults, breaches of covenants, certain payment defaults at final maturity or acceleration of certain other indebtedness, failure to pay certain judgments, certain events of bankruptcy, insolvency and reorganization and certain instances in which a guarantee ceases to be in full force and effect. If any event of default occurs and is continuing, subject to certain exceptions, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding notes may declare all the notes to be due and payable immediately, together with any accrued and unpaid interest, if any. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, such amounts with respect to the notes will be due and payable immediately without any declaration or other act on the part of the trustee or the holders of the notes.

        Following a change of control, as defined in the indentures to these notes, we will be required to make an offer to repurchase all or any portion of the notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest.

         Senior Credit Facility.    On October 26, 2004, we entered into a Credit and Guaranty Agreement (the "Original Credit Agreement") providing for a $500 million senior secured revolving credit facility with a $150 million letter of credit sub-limit. The senior secured revolving credit facility provided for a maturity date of October 26, 2007, which was subsequently extended to December 16, 2008.

        As of September 27, 2008, there was no loan balance outstanding under the $500 million Restated Credit Agreement. On November 19, 2008, in connection with entering into the Loan Agreement, as described below, we terminated the Restated Credit Agreement.

        We were in compliance with our covenants for the above debt instruments as of September 27, 2008

         Asset-backed Lending Facility.    On November 19, 2008, we entered into a Loan, Guaranty and Security Agreement (the "Loan Agreement"), among us, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for such lenders.

        The Loan Agreement provides for a $135 million secured asset-based revolving credit facility with an initial $50 million letter of credit sublimit. The facility may be increased by an additional $200 million upon obtaining additional commitments from the lenders then party to the Loan Agreement or new lenders. The Loan Agreement expires on the earlier of (i) the date that is 90 days prior to the maturity date of the 2010 Notes or the 6.75% Notes, in each case if such notes are not repaid, redeemed, defeased, refinanced or reserved for under the borrowing base under the Loan Agreement prior to such date or (ii) November 19, 2013 (the "Maturity Date").

        Loans may be advanced under the Loan Agreement based on a borrowing base derived from specified percentages of the value of eligible accounts receivable and inventory. The borrowing base is subject to certain customary reserves and eligibility criteria. If at any time the aggregate principal amount of the loans outstanding plus the face amount of undrawn letters of credit under the Loan Agreement exceed the borrowing base then in effect, we must make a payment or post cash collateral (in the case of letters of credit) in an amount sufficient to eliminate such excess. There are currently no loans and $23.7 million in letters of credit outstanding under the Loan Agreement.

        Loans under the Loan Agreement bear interest, at our option, at a rate equal to LIBOR or a base rate equal to Bank of America, N.A.'s announced prime rate, in each case plus a spread. A commitment fee accrues on any unused portion of the commitments under the Loan Agreement at a rate per annum based on usage. Principal, together with accrued and unpaid interest, is due on the Maturity Date.

        Our obligations under the Loan Agreement are secured by (1) all U.S. and Canadian accounts receivable, with automatic lien releases occurring at time of sale of each accounts receivable transaction for those customers included in the "U.S. Facility"—see "Sales of Accounts Receivable"; (2) all U.S. and Canadian inventory and associated obligations and documents; (3) all U.S. and Canadian deposit accounts, except accounts used for collections for certain transactions; and (4) a 65% pledge of the capital stock of our first-tier foreign subsidiaries.

        The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting our ability under certain circumstances, among other things, to use the facility to make investments, acquisitions and certain restricted payments, and to sell assets. Upon an event of default, the lenders may declare all outstanding principal and accrued but unpaid interest under the Loan Agreement immediately due and payable. Events of default under the Loan Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants or representations and warranties, change in control of the Company and bankruptcy events.

         Sales of Accounts Receivable.    Certain of our foreign subsidiaries entered into agreements pursuant to which a financial institution provided a committed facility that permitted them to sell specified accounts receivable from customers of our PC Business, which we discontinued during 2008. The purchase price for receivables sold under these agreements ranged from 95% to 100% of face amount. We paid LIBOR plus a spread for the period from the date the receivable was sold to its collection date. Accounts receivable sales under these agreements were $831.4 million during 2008. Sold receivables were subject to certain limited recourse provisions. We did not experience any credit losses under these recourse provisions.

        On June 26, 2008, as a replacement to the foregoing accounts receivable sales program, we entered into a two year global revolving trade receivables purchase agreement ("Global Receivables Program") with a financial institution that allows us to sell accounts receivable from our EMS customers. The maximum face amount of accounts receivable that may be outstanding at any time under this agreement is $250 million. Sales and or transfers of accounts receivable under the Global Receivables Program are made on terms and conditions similar to those discussed above. The Global Receivables Program has a foreign component and a U.S. component.

        The foreign component is governed by a Revolving Trade Receivables Purchase Agreement ("Foreign Facility") dated June 26, 2008. Sales of receivables under the Foreign Facility were $28.6 million in 2008, of which $15.7 million was subject to certain recourse provisions as of September 27, 2008. Discount charges in 2008, as well as our retained interest in accounts receivable as of September 27, 2008 were not material.

        In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability" as amended by SFAS No. 156, Accounting for Servicing of Financial Assets an Amendment of FASB Statement No. 140, accounts receivable sold in 2008, 2007 and 2006 were removed from our consolidated balance sheets and reflected as cash provided by operating activities in the consolidated statements of cash flows.

        The U.S. component is governed by a Credit and Security Agreement dated November 24, 2008 that requires us to make an absolute transfer of accounts receivable as a capital contribution to our wholly-owned special purpose entity (Borrower) to ensure that such transferred receivables are unavailable to our creditors and to ensure the interests of such transferred receivables are fully transferred to the Borrower and its agent. If, pursuant to applicable accounting rules, we are required to consolidate the Borrower, accounts receivable transferred under this agreement would remain on our consolidated balance sheet and proceeds received from such transfers would be reflected on our consolidated balance sheet as short-term debt. If we are not required to consolidate the Borrower, transferred accounts receivable would be removed from our consolidated balance sheet and proceeds received from such transfers would be reflected as cash provided by operating activities in the consolidated statement of cash flows.

         Other Liquidity Matters.    As part of our restructuring strategy, we sold our PC Business in two separate transactions during 2008. These transactions will materially reduce our cash flows.

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

        In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental matters and examinations and investigations by government agencies. As of September 27, 2008, we had reserves of $33.1 million related to such matters. We may not be able to accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters. For further information regarding legal proceedings, see Part II, Item 1. Legal Proceedings.

        On December 18, 2007, we redeemed $120.0 million in aggregate principal amount of our 2010 Notes. We may consider additional redemptions of our long-term debt obligations during 2009. We have entered into a sale leaseback agreement for certain fixed assets, and may enter into additional sale leaseback agreements in the future. We are required to make future minimum lease payments of

$18.8 million over the next three years in conjunction with a sale leaseback transaction entered into during 2008.

        We have entered into, and continue to enter into, various transactions that periodically require collateral. These obligations have historically arisen from customs, import/export, VAT, utility services, debt financing, foreign exchange contracts and interest rate swaps. We have collateralized, and may from time to time collateralize, such obligations as a result of counter party requirements or for economic reasons. We anticipate that we will provide collateral for some of these obligations in our first quarter of 2009 in the range of $20 million to $25 million.

        Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, and repayments of obligations under outstanding indebtedness. Our primary sources of liquidity include cash of $869.8 million, our $135 million asset-backed line of credit, our Global Receivable Program and cash generated from operations.

        We are subject to certain covenants that, among other things, limit our ability to incur additional debt, make investments, pay dividends and sell assets. We were in compliance with our debt covenants as of September 27, 2008. However, we may be required to seek waivers or amendments to certain covenants for our debt instruments if we are unable to comply with the requirements of the covenants in the future. We may not be able to obtain such waivers or amendments on terms acceptable to us or at all, and, in such case, these covenants could materially adversely impact our ability to conduct our business or carry out our restructuring plans.

        None of our debt matures prior to 2010. We currently have a $135 million asset-backed line of credit, under which we have no borrowings and which expires in November 2013. In addition to our existing covenant requirements, future debt financing may require us to comply with financial ratios and covenants. Equity financing, if required, may result in dilution to stockholders.

        We announced on October 27, 2008 that our Board of Directors had approved a stock repurchase program covering up to 10% of our shares based on our closing stock price on October 29, 2008. Purchases under the program shall be made at prevailing market prices or in negotiated transactions off the market. The program shall continue through December 2009, unless otherwise determined by the Board of Directors.

        We believe our existing cash resources and other sources of liquidity, together with cash generated from operations, planned sales of assets and sales of accounts receivable under our factoring arrangements will be sufficient to meet our working capital requirements for at least the next 12 months. Should demand for our products decrease over the next 12 months, the available cash provided by operations could be adversely impacted.

Contractual Obligations

        The following is a summary of our long-term debt, including interest, and operating lease obligations as of September 27, 2008:

		Year Ended
	Total	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Long-term debt	$2,139,549	$122,453	$291,729	$100,780	$100,780	$485,106	$1,038,701
Operating leases(1)	86,607	25,579	20,206	14,938	7,199	3,429	15,256

Total contractual obligations	$2,226,156	$148,032	$311,935	$115,718	$107,979	$488,535	$1,053,957

(1)
Future operating lease payments include $6.0 million of obligations for closed facilities, net of sublease income of $2.2 million, which have been fully or partially accrued.

        We also have outstanding firm purchase orders with certain suppliers for the purchase of inventory. These purchase orders are generally short-term in nature. Orders for standard, or catalog, items can typically be canceled with little or no financial penalty. Our policy regarding non-standard or customized items dictates that such items are only ordered specifically for customers who have contractually assumed liability for the inventory. In addition, a substantial portion of catalog items covered by our purchase orders are procured for specific customers based on their purchase orders or a forecast under which the customer has contractually assumed liability for such material. Accordingly, the amount of liability from purchase obligations under these purchase orders is not expected to be significant or meaningful.

        Certain acquisition agreements that we entered into may require us to pay additional consideration determined by the future performance of the acquired entity. The amount and likelihood of such payments were not determinable as of September 27, 2008.

        We provided guarantees to various third parties in the form of letters of credit totaling $45.2 million as of September 27, 2008. The letters of credit cover various guarantees including workers' compensation claims and customs duties.

        We have defined benefit pension plans with an underfunded amount of $32.4 million at September 27, 2008. We will be required to provide additional funding to these plans in the future.

        Our future needs for financial resources include increases in working capital to support anticipated sales growth, investments in manufacturing inventory, facilities and equipment and repayments of outstanding indebtedness. Additionally, in 2009, we anticipate incurring additional expenditures in connection with our restructuring activities.

Quarterly Results (Unaudited)

        The following tables contain selected unaudited quarterly financial data for the eight fiscal quarters in 2008 and 2007. In management's opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not be considered indicative of the results to be expected from any future period.

	Year Ended September 27, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
	(In thousands, except per share data)
Net sales	$1,778,140	$1,817,431	$1,903,253	$1,703,579
Gross profit	$128,929	$124,645	$139,641	$130,891
Gross margin(1)	7.3%	6.9%	7.3%	7.7%
Operating income (loss)	$26,816	$(8,613)	$39,738	$(442,101)
Operating margin (loss)	1.5%	(0.5)%	2.1%	(26.0)%
Income (loss) from continuing operations	$(9,453)	$(39,937)	$11,969	$(473,915)
Income (loss) from discontinued operations	$17,369	$15,523	$3,359	$(11,264)
Net income (loss)	$7,916	$(24,414)	$15,328	$(485,179)
Basic net income (loss) from continuing operations per share	$(0.02)	$(0.08)	$0.02	$(0.89)
Basic net income (loss) from discontinued operations per share	$0.03	$0.03	$0.01	$(0.02)
Basic net income (loss) per share	$0.01	$(0.05)	$0.03	$(0.91)
Diluted net income (loss) from continuing operations per share	$(0.02)	$(0.08)	$0.02	$(0.89)
Diluted net income (loss) from discontinued operations per share	$0.03	$0.03	$0.01	$(0.02)
Diluted net income (loss) per share	$0.01	$(0.05)	$0.03	$(0.91)

(1)
Improvement in the fourth quarter, relative to the third quarter, is partially attributable to favorable resolutions of certain inventory and warranty claims.

(2)
Includes a goodwill impairment charge of $478.7 million.

	Year Ended September 29, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
	(In thousands, except per share data)
Net sales	$1,922,562	$1,788,028	$1,673,298	$1,753,905
Gross profit	$141,587	$113,495	$95,055	$104,379
Gross margin	7.4%	6.3%	5.7%	6.0%
Operating income (loss)	$34,929	$(3,628)	$(5,515)	$(1,048,847)
Operating margin (loss)	1.8%	(0.2)%	(0.3)%	(59.8)%
Income (loss) from continuing operations(1)	$10,485	$(42,320)	$(39,261)	$(1,070,397)
Income (loss) from discontinued operations(1)	$17,764	$16,188	$11,621	$(38,737)
Net income (loss)	$28,249	$(26,132)	$(27,640)	$(1,109,134)
Basic net income (loss) from continuing operations per share	$0.02	$(0.08)	$(0.07)	$(2.03)
Basic net income (loss) from discontinued operations per share	$0.03	$0.03	$0.02	$(0.07)
Basic net income (loss) per share	$0.05	$(0.05)	$(0.05)	$(2.10)
Diluted net income (loss) from continuing operations per share	$0.02	$(0.08)	$(0.07)	$(2.03)
Diluted net income (loss) from discontinued operations per share	$0.03	$0.03	$0.02	$(0.07)
Diluted net income (loss) per share	$0.05	$(0.05)	$(0.05)	$(2.10)

(1)
Amounts for the first three quarters differ from those previously reported due to final allocation of the provision for income taxes between continuing operations and discontinued operations.

(2)
Includes a goodwill impairment charge of $1.0 billion.

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

        We seek to mitigate default risk by investing in high quality credit securities and by positioning our investment portfolio to respond to a significant reduction in credit rating of any investment issuer, guarantor or depository. We seek to mitigate market risk by limiting the principal and investment term of funds held with any one issuer and by investing funds in marketable securities with active secondary or resale markets. As of September 27, 2008, we had no short-term investments.

        We have 6.75% Notes with a principal balance of $400 million due in 2013. We also have interest rate swap agreements with four independent swap counterparties to hedge our interest rate exposures related to the 6.75% Notes. The swap agreements, with an aggregate notional amount of $400 million and expiration dates in 2013, effectively convert the fixed interest rate obligation to a variable rate obligation and are accounted for as fair value hedges under SFAS No. 133, but are exempt from periodic assessment of hedge effectiveness under Paragraph 68 of SFAS No. 133. Under the terms of the swap agreements, we pay the independent swap counterparties an interest rate equal to the six-month LIBOR rate plus a spread ranging from 2.214% to 2.250%. In exchange, our swap counterparties pay us a fixed rate of 6.75%. The differential paid or received on the interest rate swaps is recognized in earnings as an adjustment to interest expense. At September 27, 2008 and September 29, 2007, $2.0 million and $11.9 million, respectively, have been recorded in other long-term liabilities on the consolidated balance sheets to record the fair value of the interest rate swap agreements. Interest expense for 2008 decreased by $1.6 million and interest expense for 2007 and 2006 increased by $3.9 million and $0.9 million, respectively, as a result of the difference between the 6.75% fixed interest rate on the 6.75% Notes and the variable interest rates under the swap agreements which averaged 6.31%, 7.65% and 6.88% during 2008, 2007 and 2006, respectively.

        On June 12, 2007, we issued $300 million aggregate principal amount of 2014 Notes. We also entered into interest rate swap agreements with two independent swap counterparties to hedge our interest rate exposures related to our 2014 Notes. The swap agreements, with an aggregate notional amount of $300 million that expires in 2014, effectively convert the variable interest rate obligation to a fixed rate obligation and are accounted for as cash flow hedges under SFAS No. 133, subject to periodic assessment of effectiveness. Under the terms of the swap agreements, we pay the independent swap counterparties a fixed rate of 5.594%. In exchange, our swap counterparties pay us an interest rate equal to the three-month LIBOR. These swap agreements effectively fix the interest rate on our 2014 Notes at 8.344% through 2014. At September 27, 2008, $22.9 million has been recorded in other long-term liabilities to record the fair value of the interest rate swap agreements, with a corresponding decrease to accumulated other comprehensive income, on the consolidated balance sheet. Over the next 12 months, we expect to reclassify approximately $7.6 million to interest expense. Amounts in accumulated other comprehensive income (loss) will be reclassified when the hedged interest expense is realized in the consolidated statement of operations. The ineffective portion of the hedges was not material for 2008.

        Since our 6.75% Notes and 2010 Notes are floating rate debt instruments, an immediate 10% increase in interest rates at September 27, 2008 would result in an increase in annual gross interest expense of approximately $3.8 million. Similarly, an immediate 10% reduction in interest rates would result in a reduction in annual interest expense of approximately $3.8 million.

Foreign Currency Exchange Risk

        We transact business in foreign countries. Our foreign exchange policy requires that we take certain steps to limit our foreign exchange exposures in certain assets and liabilities and forecasted cash flows. However, such policy does not require us to hedge all foreign exchange exposures. Further, foreign currency hedges are based on forecasted transactions, the amount of which may differ from that actually incurred. As a result, we can experience foreign exchange rate gains and losses in our results of operations.

        Our primary foreign currency cash flows are in certain Asian and European countries, Brazil, Canada and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less. Further, these contracts are not designated as part of a hedging relationship in accordance with SFAS No. 133. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the consolidated statements of operations. At September 27, 2008 and September 29, 2007, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $341.6 million and $279.5 million, respectively. The net impact of an immediate 10% change in exchange rates would not be material to our consolidated financial statements.

        We also utilize foreign currency forward and option contracts to hedge certain operational ("cash flow") exposures resulting from changes in foreign currency exchange rates. Such exposures result from portions of forecasted sales, cost of sales and expenses denominated in currencies other than the functional currency. These contracts typically are less than 12 months in duration. Further, these contracts are accounted for as cash flow hedges under SFAS No. 133, subject to periodic assessment of effectiveness. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and is recognized in the consolidated statement of operations when the hedged item affects earnings. The ineffective portion of the hedges was not material for 2008. We had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $49.3 million and $30.0 million at September 27, 2008 and September 29, 2007, respectively.

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

Item 9A.    Controls and Procedures

(a)   Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 27, 2008. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework, issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). The effectiveness of our internal control over financial reporting as of September 27, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 15 of this Annual Report on Form 10-K.

(b)   Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)   Evaluation of Disclosure Controls and Procedures

        Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) were effective as of September 27, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding timely disclosure.

(d)   Inherent Limitations of Disclosure Controls and Internal Control Over Financial Reporting

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B.    Other Information

        Due to general conditions in the economy, the illiquidity of credit markets and the decline in the stock market generally and our stock price in particular, we undertook a review of the goodwill carried on our balance sheet using the two-step test contained in Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", during the fourth quarter of 2008. On November 18, 2008, we completed this review and determined that our goodwill had become impaired under SFAS 142. As a result, we have recorded a non-cash charge of $478.7 million as a reduction of goodwill, which is reflected in the balance sheet and consolidated statement operations for 2008.

PART III

        The information called for by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding our executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  (1) The following financial statements are filed as part of this report:

Page
Reports of Independent Registered Public Accounting Firm	70-71
Financial Statements:
Consolidated Balance Sheets, As of September 27, 2008 and September 29, 2007	72
Consolidated Statements of Operations, Years Ended September 27, 2008, September 29, 2007 and September 30, 2006	73
Consolidated Statements of Comprehensive Loss, Years Ended September 27, 2008, September 29, 2007 and September 30, 2006	74
Consolidated Statements of Stockholders' Equity, Years Ended September 27, 2008, September 29, 2007 and September 30, 2006	75
Consolidated Statements of Cash Flows, Years Ended September 27, 2008, September 29, 2007 and September 30, 2006	76
Notes to Consolidated Financial Statements	77
    (2)
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

    (3)
    Refer to item 15(b) immediately below.

(b)   Exhibits

Exhibit Number		Description
3.1	(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.2	(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.3	(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.4	(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.5	(5)	Amended and Restated Bylaws of Sanmina-SCI Corporation adopted by the Board of Directors on September 8, 2008.
4.1	(6)	Preferred Stock Rights Agreement, dated as of May 17, 2001 between the Registrant and Wells Fargo National Bank, Minnesota, N.A., including the form of Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C.
4.2	(7)	Supplemental Indenture No. 3, dated as of October 7, 2005, to the Subordinated Indenture, by and among SCI Systems, Inc., Sanmina-SCI USA, Inc. and J.P. Morgan Trust Company, National Association, as trustee.
4.3	(8)	Subordinated Indenture dated March 15, 2000, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee ("Subordinated Indenture").
4.4	(9)	Supplemental Indenture No. 1, dated as of March 15, 2000, to the Subordinated Indenture, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee.
4.5	(10)	Supplemental Indenture No. 2, dated as of December 7, 2001, to the Subordinated Indenture, by and among SCI Systems, Inc., Sanmina Corporation, as Guarantor, and Bank One Trust Company, National Association, as Trustee.
4.6	(11)	Indenture, dated as of December 23, 2002, among the Registrant, the Guarantors Party thereto and State Street Bank and Trust Company California, N.A., as trustee.
4.7	(12)	First Supplemental Indenture, dated as of July 21, 2003, among Newisys, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.8	(13)	Second Supplemental Indenture, dated as of September 30, 2005, among Sanmina-SCI USA, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.9	(14)	Intercreditor Agreement, dated as of December 23, 2002, by and among, as second lien collateral trustees, LaSalle Business Credit, Inc., as collateral agent, State Street Bank and Trust Company of California, N.A. and each New First Lien Claimholder Representative which May become a party from time to time, and the Registrant.
4.10	(15)	Sanmina-SCI Corporation Second Lien Collateral Trust Agreement, dated as of December 23, 2002, by and among the Registrant, the subsidiaries of the Registrant party thereto and State Street Bank and Trust Company of California, N.A., as second lien collateral trustee.
4.11	(16)	Indenture, dated as of February 24, 2005, among the Registrant, the guarantors party thereto and U.S. Bank National Association, as trustee.
4.12	(17)	First Supplemental Indenture, dated as of September 30, 2005, among Sanmina-SCI USA, Inc., the Registrant and U.S. Bank National Association, as trustee.

Exhibit Number		Description
4.13	(18)	Second Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.
4.14	(19)	Indenture, dated as of February 15, 2006, among the Registrant, certain subsidiaries of the Registrant as guarantors there under and U.S. Bank National Association, as trustee.
4.15	(20)	First Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.
4.16	(21)	Amended and Restated Credit and Guaranty Agreement, dated as of December 16, 2005, among the Registrant, the guarantors party thereto, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent.
4.17	(22)	Amendment No.3 and Waiver to Amended and Restated Credit and Guaranty Agreement, dated as of December 29, 2006, among the Registrant, the guarantors party thereto, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent.
4.18	(23)	Amendment No. 4 to Amended and Restated Credit and Guaranty Agreement, dated as of June 5, 2007, by and among Registrant, each of the subsidiaries of Registrant party thereto, the lenders party thereto, Citibank, N.A., as collateral agent, and Bank of America, N.A., as Administrative Agent.
4.19	(24)	Indenture, dated as of June 12, 2007, among Registrant, the guarantors party thereto, and Wells Fargo Bank, National Association as trustee, relating to the Senior Floating Rate Notes due 2010.
4.20	(25)	Indenture, dated as of June 12, 2007, among Registrant, the guarantors party thereto, and Wells Fargo Bank, National Association as trustee, relating to the Senior Floating Rate Notes due 2014.
10.1	(26)	Amended 1990 Incentive Stock Plan.
10.2	(27)(28)	1999 Stock Plan.
10.3	(10)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.4	(29)	1995 Director Option Plan.
10.5	(30)	1996 Supplemental Stock Plan.
10.6	(31)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated July 1, 1998.
10.7	(32)	SCI Systems, Inc. 1994 Stock Option Incentive Plan.
10.8.	(33)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.9.	(34)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10.10	(35)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.11	(36)(28)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.12	(10)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.13	(10)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).

Exhibit Number		Description
10.14	(37)(28)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.15	(38)	2003 Employee Stock Purchase Plan.
10.16	(39)	Committed Account Receivable Purchase Agreement, dated April 1, 2005, between Sanmina-SCI UK Limited and Citibank International Plc.
10.17	(40)	Committed Account Receivable Purchase Agreement, dated April 1, 2005, between Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Citibank International Plc.
10.18	(41)	Revolving Receivables Purchase Agreement, dated as of September 23, 2005, among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft, Sanmina-SCI Systems de Mexico S.A. de C.V., as Originators, the Registrant and Sanmina-SCI UK Ltd., as Servicers, the banks and financial institutions party thereto from time to time, and Deutsche Bank AG New York, as Administrative Agent.
10.19	(42)	Randy Furr separation agreement.
10.20	(43)	Revolving Trade Receivables Purchase Agreement, dated as of September 21, 2007, among Sanmina-SCI Magyarorszag Elekronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, the Registrant, Sanmina-SCI UK Ltd., and Sanmina-SCI Israel Medical Ltd., as Servicers, the banks and financial institutions party thereto from time to time, and Deutsche Bank AG New York, as Administrative Agent.
10.21	(44)	Form of First Amendment to the Revolving Trade Receivables Purchase Agreement, dated as of September 21, 2007, among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, Sanmina-SCI Corporation and Sanmina-SCI UK Ltd., as Servicers, the several banks and other financial institutions or entities from time to time party thereto, as Purchasers, and Deutsche Bank AG New York Branch, as Administrative Agent, dated November 26, 2007.
10.22	(45)(28)	Employment Agreement dated as of August 28, 2007 by and between the Registrant and Joseph Bronson.
10.23	(46)(28)	Employment Agreement dated as of June 15, 2007 by and between the Registrant and Walter Hussey.
10.24	(47)(28)	Employment Agreement dated as of March 2, 2007 by and between the Registrant and Michael Tyler.
10.25	(48)	Asset Purchase and Sale Agreement dated February 17, 2008 by and among Sanmina-SCI Corporation, Sanmina-SCI USA Inc., SCI Technology, Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Sanmina-SCI Hungary Electronics Manufacturing Limited Liability Company, Sanmina-SCI Australia PTY LTD and Foxteq Holdings, Inc.
10.26	(49)	Amendment to Asset Purchase Agreement dated February 17, 2008 by and among Sanmina-SCI Corporation, Sanmina-SCI USA Inc., SCI Technology, Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Sanmina-SCI Hungary Electronics Manufacturing Limited Liability Company, Sanmina-SCI Australia PTY LTD and Foxteq Holdings, Inc., dated July 7, 2008.
10.27	(50)(28)	Description of fiscal 2008 Non-employee Directors Compensation Arrangements.
10.28	(51)(28)	Employment offer letter dated July 20, 2004 between Sanmina-SCI Corporation and David White.

Exhibit Number		Description
10.29	(52)	Asset Purchase Agreement dated April 25, 2008 by and among Sanmina-SCI USA Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Lenovo (Singapore) Pte.Ltd. and Lenovo Centro Tecnologico, SdeRL de C.V.
10.30	(53)	First Amendment Agreement, dated as of November 26, 2007 to the Revolving Trade Receivables Purchase Agreement dated as of September 21, 2007 among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, Sanmina-SCI Corporation and Sanmina-SCI UK Ltd, as Services, the several banks and other financial institutions or entities from time to time parties thereto, as Purchasers and Deutsche Bank AG New York Branch, as Administrative Agent.
10.31	(54)	Second Amendment Agreement, dated as of March 21, 2008 to the Revolving Trade Receivables Purchase Agreement dated as of September 21, 2007 among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, Sanmina-SCI Corporation and Sanmina-SCI UK Ltd, as Services, the several banks and other financial institutions or entities from time to time parties thereto, as Purchasers and Deutsche Bank AG New York Branch, as Administrative Agent.
10.32	(55)	Third Amendment Agreement, dated as of April, 30, 2008 to the Revolving Trade Receivables Purchase Agreement dated as of September 21, 2007 among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, Sanmina-SCI Corporation and Sanmina-SCI UK Ltd, as Services, the several banks and other financial institutions or entities from time to time parties thereto, as Purchasers and Deutsche Bank AG New York Branch, as Administrative Agent.
10.33	(56)(28)	Revised form of Officer and Director Indemnification Agreement.
10.34	(57)	Revolving Trade Receivables Purchase Agreement dated June 26, 2008 by and among, Sanmina-SCI Corporation, Deutsche Bank AG New York, as administrative agent, and Sanmina-SCI Magyarország Elektronikai Gyártó Kft, Sanmina Magyarország Elektrotechnikai Részegységgyártó Kft, Sanmina-SCI EMS Haukipudas OY, a limited liability company incorporated under the laws of the Republic of Finland, Sanmina-SCI Enclosure Systems OY, Sanmina-SCI Systems Singapore Pte. Ltd,, Sanmina-SCI Israel Medical Systems Ltd., Sanmina-SCI Systems Canada, Inc., Sanmina-SCI Systems (Thailand) Ltd., and Sanmina-SCI UK Ltd.
10.35	(58)(28)	Sanmina-SCI FY 2008 Corporate Annual G&A Short Term Incentive Plan.
10.36		Loan, Guaranty and Security Agreement, dated as of November 19, 2008, among Sanmina-SCI Corporation and certain of its subsidiaries as borrowers, Sanmina-SCI Systems (Canada) Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto from time to time as lenders and Bank of America, N.A., as agent for such lenders (filed herewith).
14.1		Sanmina-SCI Corporation Code of Business Conduct and Ethics (filed herewith).
21.1		Subsidiaries of the Registrant (filed herewith).
23.1		Consent of KPMG LLP, independent registered public accounting firm (filed herewith).

Exhibit Number		Description
31.1		Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	(59)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	(59)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

(4)
Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4 filed with the SEC on August 10, 2001.

(5)
Incorporated by reference to Exhibit 3.2 to Registrant's Form 8-K filed on September 12, 2008.

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

(11)
Incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(12)
Incorporated by reference to Exhibit 4.7.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(13)
Incorporated by reference to Exhibit 4.7.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(14)
Incorporated by reference to Exhibit 4.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(15)
Incorporated by reference to Exhibit 4.10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(16)
Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 24, 2005.

(17)
Incorporated by reference to Exhibit 4.13.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(18)
Incorporated by reference to Exhibit 4.13.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed January 3, 2007.

(19)
Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 15, 2006.

(20)
Incorporated by reference to Exhibit 4.14.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed January 3, 2007.

(21)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 22, 2005.

(22)
Incorporated by reference to Exhibit 4.15.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed January 3, 2007.

(23)
Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form 8-K filed June 6, 2007.

(24)
Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-K filed June 13, 2007.

(25)
Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form 8-K filed June 13, 2007.

(26)
Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-K, SEC File No. 000-21272, filed with the SEC on December 29, 1994.

(27)
Incorporated by reference to Exhibit 4.3 to the Registrant's Report on Form S-8, filed with the SEC on May 25, 1999.

(28)
Compensatory plan in which an executive officer or director participates.

(29)
Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.

(30)
Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.

(31)
Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(32)
Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(33)
Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(34)
Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(35)
Incorporated by reference to Exhibit 10.42 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.

(36)
Incorporated by reference to Exhibit 10.75 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008 filed August 4, 2008.

(37)
Incorporated by reference to Exhibit 10.74 to the Registrant's Form 10-Q for the fiscal quarter ended June 28, 2008 filed August 4, 2008.

(38)
Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on April 23, 2003.

(39)
Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005, filed on May 12, 2005.

(40)
Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005, filed on May 12, 2005.

(41)
Incorporated by reference to Exhibit 10.57 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(42)
Incorporated by reference to Exhibit 10.58 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(43)
Incorporated by reference to Exhibit 10.57 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed November 28, 2007.

(44)
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the fiscal quarter ended December 29, 2007 filed January 31, 2008.

(45)
Incorporated by reference to Exhibit 10.60 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed November 28, 2007.

(46)
Incorporated by reference to Exhibit 10.61 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed November 28, 2007.

(47)
Incorporated by reference to Exhibit 10.62 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed November 28, 2007.

(48)
Incorporated by reference to Exhibit 10.64 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed May 6, 2008.

(49)
Incorporated by reference to Exhibit 10.71 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed August 4, 2008.

(50)
Incorporated by reference to Exhibit 10.65 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed May 6, 2008.

(51)
Incorporated by reference to Exhibit 10.66 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed May 6, 2008.

(52)
Incorporated by reference to Exhibit 10.67 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed May 6, 2008.

(53)
Incorporated by reference to Exhibit 10.68 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed May 6, 2008.

(54)
Incorporated by reference to Exhibit 10.69 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed May 6, 2008.

(55)
Incorporated by reference to Exhibit 10.70 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed May 6, 2008.

(56)
Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed August 4, 2008.

(57)
Incorporated by reference to Exhibit 10.72 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed August 4, 2008.

(58)
Incorporated by reference to Exhibit 10.73 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed August 4, 2008.

(59)
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(b)
Financial Statement Schedules. See Item 15(a)(2), above.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sanmina-SCI Corporation:

        We have audited the accompanying consolidated balance sheets of Sanmina-SCI Corporation and subsidiaries (the Company) as of September 27, 2008 and September 29, 2007, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended September 27, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II as set forth under Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanmina-SCI Corporation and subsidiaries as of September 27, 2008 and September 29, 2007, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 27, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, at the beginning of fiscal 2008. As discussed in note 14 to the consolidated financial statements, the Company changed its method of accounting for its pension plans and other postretirement benefits upon adoption of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132R, in fiscal 2007. Also as discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of SFAS 123R, Shared-Based Payment, at the beginning of fiscal 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 24, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California
November 24, 2008

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sanmina-SCI Corporation:

        We have audited Sanmina-SCI Corporation and subsidiaries' (the Company) internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Sanmina-SCI Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sanmina-SCI Corporation and subsidiaries as of September 27, 2008 and September 29, 2007, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended September 27, 2008, and our report dated November 24, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California
November 24, 2008

SANMINA-SCI CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	September 27, 2008	September 29, 2007
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$869,801	$933,424
Accounts receivable, net of allowances of $14,934 and $16,729 in 2008 and 2007, respectively	969,558	1,218,375
Inventories	813,359	1,059,856
Prepaid expenses and other current assets	100,399	167,038
Assets held for sale	43,163	36,764

Total current assets	2,796,280	3,415,457

Property, plant and equipment, net	599,908	609,394
Goodwill	—	510,669
Other	117,785	134,435

Total assets	$3,513,973	$4,669,955

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$891,397	$1,450,705
Accrued liabilities	191,022	203,941
Accrued payroll and related benefits	139,522	142,436

Total current liabilities	1,221,941	1,797,082

Long-term liabilities:
Long-term debt	1,481,985	1,588,072
Other	114,089	111,654

Total long-term liabilities	1,596,074	1,699,726

Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.01 par value, authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 1,000,000 shares, 550,081 and 548,763 shares issued, respectively, and 531,009 and 529,964 shares outstanding, respectively	5,501	5,488
Treasury stock, 19,072 and 18,799 shares, respectively, at cost	(184,725)	(185,541)
Additional paid-in capital	5,991,605	5,977,991
Accumulated other comprehensive income	55,777	61,060
Accumulated deficit	(5,172,200)	(4,685,851)

Total stockholders' equity	695,958	1,173,147

Total liabilities and stockholders' equity	$3,513,973	$4,669,955

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
	(In thousands, except per share amounts)
Net sales	$7,202,403	$7,137,793	$7,645,118
Cost of sales	6,678,297	6,683,277	7,108,977

Gross profit	524,106	454,516	536,141

Operating expenses:
Selling, general and administrative	317,045	355,768	351,038
Research and development	19,546	30,080	40,181
Restructuring costs	81,376	42,587	85,231
Amortization of intangible assets	6,600	6,601	9,554
Impairment of goodwill, tangible and other intangible assets	483,699	1,042,541	19,000
In-process research and development	—	—	2,600

Total operating expenses	908,266	1,477,577	507,604

Operating income (loss)	(384,160)	(1,023,061)	28,537
Interest income	19,744	28,766	19,434
Interest expense	(127,231)	(168,291)	(121,813)
Other income (expense), net	3,553	23,734	(16,491)
Loss on extinguishment of debt	(2,237)	(3,175)	(84,600)

Interest and other income (expense), net	(106,171)	(118,966)	(203,470)

Loss from continuing operations before income taxes and cumulative effect of accounting changes	(490,331)	(1,142,027)	(174,933)
Provision for (benefit from) income taxes	21,005	(534)	(10,638)

Loss from continuing operations before cumulative effect of accounting changes	(511,336)	(1,141,493)	(164,295)
Cumulative effect of accounting changes, net of tax	—	—	2,830

Loss from continuing operations	(511,336)	(1,141,493)	(161,465)
Income from discontinued operations, net of tax	24,987	6,836	19,908

Net loss	$(486,349)	$(1,134,657)	$(141,557)

Basic and diluted earnings (loss) per share:
Continuing operations
Loss before cumulative effect of accounting changes	$(0.96)	$(2.17)	$(0.31)
Cumulative effect of accounting changes	—	—	—
Loss from continuing operations	$(0.96)	$(2.17)	$(0.31)
Discontinued operations	$0.05	$0.01	$0.04
Net loss	$(0.92)	$(2.15)	$(0.27)
Weighted-average shares used in computing basic and diluted per share amounts:	530,721	527,117	525,967

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
	(In thousands)
Net loss	$(486,349)	$(1,134,657)	$(141,557)
Other comprehensive income (loss):
Net unrealized loss on derivative financial instruments, net of tax	(11,891)	(11,376)	(240)
Foreign currency translation adjustments	8,340	26,798	933
Changes in unrecognized net actuarial loss and unrecognized transition costs, net of tax	(1,732)	3,030	—
Changes in minimum pension liability, net of tax	—	—	5,029

Comprehensive loss	$(491,632)	$(1,116,205)	$(135,835)

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Additional Paid in Capital
				Treasury Stock
						Accumulated Other Comprehensive Income
	Number of Shares	Amount	Deferred Stock-based Compensation	Number of Shares	Amount		Accumulated Deficit	Total
	(In thousands)
BALANCE AT OCTOBER 1, 2005	545,690	$5,964,836	$(26,889)	(18,853)	$(188,519)	$36,886	$(3,402,503)	$2,383,811
Exercise of common stock options	2,347	7,622	—	—	—	—	—	7,622
Issuances of common stock under employee stock purchase plan	1,500	5,226	—	—	—	—	—	5,226
Issuances of restricted stock and options, net of cancellations	2,243	—	—	—	—	—	—	—
Adoption of SFAS No. 123R	—	(26,889)	26,889	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	933	—	933
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(240)	—	(240)
Change in minimum pension liability in excess of plan assets, net of tax	—	—	—	—	—	5,029	—	5,029
Stock-based compensation	—	7,581	—	—	—	—	—	7,581
Repurchase of treasury stock	—	—	—	(22)	2,158	—	—	2,158
Net loss	—	—	—	—	—	—	(141,557)	(141,557)

BALANCE AT SEPTEMBER 30, 2006	551,780	$5,958,376	$—	(18,875)	$(186,361)	$42,608	$(3,544,060)	$2,270,563
Cumulative effect of SAB No. 108 adjustment	—	7,134	—	—	—	—	(7,134)	—
Exercise of common stock options	1	3	—	—	—	—	—	3
Cancellations of restricted stock and options, net of issuances	(3,018)	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	26,798	—	26,798
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(11,376)	—	(11,376)
Changes in unrecognized net actuarial loss and unrecognized transition costs, net of tax	—	—	—	—	—	3,030	—	3,030
Stock-based compensation, net of tax adjustments	—	17,479	—	—	—	—	—	17,479
Disposition of treasury stock	—	487	—	76	820	—	—	1,307
Net loss	—	—	—	—	—	—	(1,134,657)	(1,134,657)

BALANCE AT SEPTEMBER 29, 2007	548,763	$5,983,479	$—	(18,799)	$(185,541)	$61,060	$(4,685,851)	$1,173,147
Issuances of restricted stock and options, net of cancellations	1,318	(1)	—	—	—	—	—	(1)
Cumulative translation adjustment	—	—	—	—	—	8,340	—	8,340
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(11,891)	—	(11,891)
Changes in unrecognized net actuarial loss and unrecognized transition costs, net of tax	—	—	—	—	—	(1,732)	—	(1,732)
Stock-based compensation	—	14,337	—	—	—	—	—	14,337
Repurchases of treasury stock	—	(709)	—	(273)	816	—	—	107
Net loss	—	—	—	—	—	—	(486,349)	(486,349)

BALANCE AT SEPTEMBER 27, 2008	550,081	$5,997,106	$—	(19,072)	$(184,725)	$55,777	$(5,172,200)	$695,958

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(486,349)	$(1,134,657)	$(141,557)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	96,820	117,194	138,597
Stock-based compensation expense	14,337	17,479	13,276
Proceeds from sales of accounts receivable	859,953	1,830,236	1,508,483
Non-cash restructuring costs (recovery)	2,928	(4,177)	24,028
Provision (benefit) for doubtful accounts, product returns and other net sales adjustments	(1,073)	3,186	(5,589)
Deferred income taxes	(1,478)	(3,633)	7,949
Gain on disposals of property, plant and equipment, net	(311)	(18,997)	(617)
Impairment of goodwill, tangible and other intangible assets	487,727	1,099,650	19,000
Loss on extinguishment of debt	2,237	3,175	84,600
Loss from sale of business	6,923	—	—
Other, net	(373)	(659)	6,424
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(610,003)	(1,521,309)	(1,548,718)
Inventories	197,792	260,085	(283,885)
Prepaid expenses and other assets	31,957	(65,046)	(28,968)
Accounts payable	(554,096)	(39,351)	(68,806)
Accrued liabilities and other long-term liabilities	(7,726)	(57,242)	(62,378)

Cash provided by (used in) operating activities	39,265	485,934	(338,161)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of short-term investments	(576)	(3,910)	(19,841)
Proceeds from maturities of short-term investments	13,289	6,461	80,739
Purchases of long-term investments	(150)	(400)	(1,823)
Proceeds from sales of long-term investments	4,904	1,329	—
Purchases of property, plant and equipment	(121,478)	(88,358)	(139,195)
Proceeds from sales of property, plant and equipment	30,564	50,231	42,461
Proceeds from sale of business	89,094	22,000	—
Cash paid for businesses acquired, net of cash acquired	(4,264)	(4,217)	(44,651)

Cash provided by (used in) investing activities	11,383	(16,864)	(82,310)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Change in restricted cash	—	—	22,460
Repurchase of convertible notes	—	—	(543)
Repayments of long-term debt	(120,000)	(1,125,000)	(750,929)
Proceeds from long-term debt, net of issuance costs	—	1,181,409	587,123
Interest rate swap termination associated with debt extinguishment	—	—	(29,785)
Redemption premium associated with debt extinguishment	—	—	(70,751)
Payment of consent fees	—	—	(12,475)
Additions to (payments of) notes and credit facilities, net	—	(100,184)	97,993
Proceeds from issuances of common stock	—	3	12,848

Cash used in financing activities	(120,000)	(43,772)	(144,059)

Effect of exchange rate changes	5,729	16,297	(11,694)
Increase (decrease) in cash and cash equivalents	(63,623)	441,595	(576,224)
Cash and cash equivalents at beginning of year	933,424	491,829	1,068,053

Cash and cash equivalents at end of year	$869,801	$933,424	$491,829

Supplemental disclosures of cash flow information:
Cash paid during the year
Interest	$116,970	$150,113	$121,671
Income taxes (excludes refunds of $26.2 million, $24.8 million, and $34.9 million in 2008, 2007, and 2006, respectively)	$35,768	$47,106	$61,981

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization of Sanmina-SCI

        Sanmina-SCI Corporation ("Sanmina-SCI," "we," "us," or the "Company") was incorporated in Delaware in 1989. The Company is an independent global provider of customized, integrated electronics manufacturing services, or EMS. The Company provides these services to original equipment manufacturers, or OEMs, primarily in the communications, enterprise computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical and automotive industries. The Company's services consist primarily of product design and engineering, including initial development, detailed design, prototyping, validation, preproduction services and manufacturing design, volume manufacturing of complete systems, components and subassemblies, final system assembly and test, direct order fulfillment and logistics services and after-market product service and support. System components and subassemblies that the Company manufactures include printed circuit boards, printed circuit board assembly, backplanes and backplane assemblies, enclosures, cable assemblies, precision machine components, optical modules and memory modules.

Reclassifications

        Certain prior year balances have been reclassified to conform to the current year's presentation. In 2008, assets held-for-sale were reclassified from prepaid expenses and other current assets and presented separately on the consolidated balance sheets. Additionally, in 2008, other intangible assets, net were combined with other non-current assets for presentation on the consolidated balance sheets.

        During 2008, the Company sold its personal computing and associated logistics business ("PC Business"). Accordingly, the consolidated statements of operations have been revised for all periods presented to reflect the PC Business as a discontinued operation.

Note 2. Summary of Significant Accounting Policies

         Fiscal Year.    The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal years 2008, 2007 and 2006 were each 52 weeks. Fiscal 2009 will be 53 weeks. All references to years relate to fiscal years unless otherwise noted.

         Principles of Consolidation.    The consolidated financial statements include the Company's accounts and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

         Foreign Currency Translation.    For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported as a separate component of stockholders' equity. For foreign subsidiaries using the US dollar as their functional currency, remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other income (expense), net in the accompanying consolidated statements of operations. Additionally, remeasurement gains (losses) with respect to long-term intercompany loans denominated in a currency other than the functional currency are charged or credited to accumulated other comprehensive income (loss) if repayment of the loan is not anticipated in the foreseeable future.

         Derivative Instruments and Hedging Activities.    The Company conducts business on a global basis in several currencies, which exposes the Company to adverse movements in foreign currency exchange rates. The Company uses various derivatives, such as foreign currency forward contracts and foreign

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

currency option contracts, to minimize the volatility of earnings and cash flows associated with changes in foreign currency exchange rates.

        The Company is also exposed to adverse movements in interest rates on its existing debt obligations. The Company uses interest rate swaps to minimize volatility in earnings and cash flows associated with changes in interest rates.

        The Company accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of SFAS 133", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". In accordance with these standards, each derivative instrument is recorded in the consolidated balance sheets at its fair value as either an asset or liability. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in stockholders' equity as a separate component of accumulated other comprehensive income (loss) and is recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in other income (expense), net in the consolidated statement of operations. If the derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item related to the hedged risk are recognized in earnings in the current period.

        Derivative instruments are entered into for periods of time consistent with the related underlying exposures and are not entered into for speculative purposes. The Company documents all relationships between derivative instruments and related hedged items, as well as its risk-management objectives and strategies for undertaking various hedging transactions.

         Hedging of Forecasted Foreign Currency Transactions.    The Company utilizes foreign currency forward and option contracts to hedge certain operational (cash flow) exposures resulting from changes in foreign currency exchange rates. Such exposures result from portions of forecasted sales, cost of sales and expenses denominated in currencies other than the functional currency. These contracts are typically less than 12 months in duration and are accounted for as cash flow hedges under SFAS No. 133, subject to periodic assessment of effectiveness. The ineffective portion was not material for 2008, 2007 or 2006. At September 27, 2008 and September 29, 2007, the Company had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $49.3 million and $30.0 million, respectively. Unrealized gains or losses were not significant as of September 27, 2008.

         Hedging of Currency Exposures Associated with Certain Assets and Liabilities Denominated in Foreign Currencies.    The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less and are not designated as part of a hedging relationship in accordance with SFAS No. 133. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net in the consolidated statements of operations. At September 27, 2008 and September 29, 2007, the Company had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $341.6 million and $279.5 million, respectively. Unrealized gains or losses were not significant as of September 27, 2008.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

         Hedging of Interest Rate Exposures.    The Company has interest rate swap agreements with four independent swap counterparties to hedge its interest rate exposures related to its $400 million 6.75% Senior Subordinated Notes due in 2013 (the "6.75% Notes")—refer to note 10. The swap agreements, with an aggregate notional amount of $400 million and expiration dates in 2013, effectively convert the fixed interest rate obligation to a variable rate obligation and are accounted for as fair value hedges under SFAS No. 133, but are exempt from periodic assessment of hedge effectiveness under Paragraph 68 of SFAS No. 133. Under the terms of the swap agreements, the Company pays the independent swap counterparties an interest rate equal to the six-month LIBOR rate plus a spread ranging from 2.214% to 2.250%. In exchange, the Company receives a fixed interest rate of 6.75%. The differential paid or received on the interest rate swaps is recognized in earnings as an adjustment to interest expense. At September 27, 2008 and September 29, 2007, the fair value of these swap agreements was $2.0 million and $11.9 million, respectively. These amounts have been recorded as adjustments to long-term debt, with offsetting amounts in other long-term liabilities. Interest expense for 2008 decreased by $1.6 million and interest expense for 2007 and 2006 increased by $3.9 million and $0.9 million, respectively, as a result of these swaps.

        The Company has interest rate swap agreements with two independent swap counterparties to hedge its interest rate exposures related to its $300 million Senior Floating Rate Notes due in 2014 (the "2014 Notes")—refer to note 10. The swap agreements, with an aggregate notional amount of $300 million and expiration dates in 2014, effectively convert the variable interest rate obligation to a fixed rate obligation and are accounted for as cash flow hedges under SFAS No.133, subject to periodic assessment of hedge effectiveness. Under the terms of the swap agreements, the Company pays the independent swap counterparties a fixed interest rate of 5.594%. In exchange, the Company receives an interest rate equal to the three-month LIBOR. These swap agreements effectively fix the interest rate on the Company's 2014 Notes at 8.344% through 2014. Amounts in accumulated other comprehensive income (loss) will be reclassified to interest expense when the hedged interest expense is realized in the consolidated statements of operations. At September 27, 2008, $22.9 million was recorded on the consolidated balance sheets in other long-term liabilities for the fair value of the interest rate swap agreements, with a corresponding decrease to accumulated other comprehensive income (loss). Over the next 12 months, the Company expects to reclassify approximately $7.6 million to interest expense. The ineffective portion of the hedges was not material in 2008 or 2007.

        The Company's foreign exchange forward and option contracts and interest rate swaps expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by limiting its counterparties to major financial institutions. The Company has not incurred, and does not expect to incur, material losses as a result of default by counterparties.

         Management Estimates and Uncertainties.    The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements relate to allowances for accounts receivable; provisions for inventories; product returns; warranties; restructuring costs; environmental matters; legal exposures; determining the realizability of deferred tax assets; determining fair values of

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

reporting units for purposes of goodwill impairment tests; determining fair value of tangible and intangible assets for purposes of impairment tests and determining forfeiture rates, volatility and expected life assumptions for purposes of stock compensation expense calculations. Actual results could differ materially from these estimates.

         Financial Instruments and Concentration of Credit Risk.    Financial instruments consist of cash and cash equivalents, foreign currency forward and option contracts, interest rate swap agreements, accounts receivable, accounts payable and short and long-term debt obligations. With the exception of certain of the Company's long-term debt obligations—refer to note 3, the fair value of these financial instruments approximates their carrying amount as of September 27, 2008 and September 29, 2007 due to the nature, or short maturity, of these instruments, or the fact that the instruments are recorded at fair value in the consolidated balance sheets.

         Cash and Cash Equivalents.    The Company considers all highly-liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents.

        The Company invests daily surplus funds overnight in institutional money market funds. The money market funds invest in highly rated and highly liquid fixed income securities with the primary objectives of capital preservation, liquidity and a level of current income consistent with their investment policies. Money market funds typically invest in government securities, certificates of deposit, corporate commercial paper, or other highly-liquid and low-risk securities. Money market funds attempt to keep their net asset value at a constant $1.00 per share.

        Cash and cash equivalents consisted of the following:

	As of
	September 27, 2008	September 29, 2007
	(In thousands)
Cash and bank balances	$521,944	$663,899
Money market funds	347,171	269,457
Other security funds	686	68

Total	$869,801	$933,424

         Long-Term Investments.    The Company has investments in non-public companies which are carried at cost. The Company monitors these investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. As of September 27, 2008 and September 29, 2007, total long-term investments were $6.2 million and $11.0 million, respectively. Long-term investments are classified in the consolidated balance sheets as other non-current assets.

         Accounts Receivable and Other Related Allowances.    The Company estimates uncollectible balances, product returns and other adjustments related to current period net sales and had allowances of $14.9 million and $16.7 million as of September 27, 2008 and September 29, 2007, respectively. One of the Company's most significant risks is the ultimate realization of its accounts receivable. This risk is mitigated by ongoing credit evaluations of customers and frequent contact with customers, especially the most significant customers, which enables the Company to monitor changes in its customers' business operations and respond accordingly. To establish the allowance for doubtful accounts, the

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Company estimates credit risk associated with accounts receivable by analyzing the creditworthiness of its customers, past experience, changes in customer demand, and the overall economic climate in industries that it serves. To establish the allowance for product returns and other adjustments, the Company primarily utilizes data regarding historical adjustments.

         Sales of Accounts Receivable.    The Company accounts for sales of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability" as amended by SFAS No. 156, "Accounting for Servicing of Financial Assets an Amendment of FASB Statement No. 140". When the Company sells receivables, it retains servicing rights to the underlying accounts receivable. The fair value of retained servicing rights is not material.

        Any retained interest resulting from a sale is classified as prepaid expenses and other current assets in the consolidated balance sheets. Accounts receivable balances that are sold are removed from the consolidated balance sheets and the related proceeds are reported as cash provided by operating activities in the consolidated statements of cash flows.

         Inventories.    Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, material and manufacturing overhead.

        Provisions are made to reduce excess inventories to their estimated net realizable values. The ultimate realization of inventory carrying amounts is primarily affected by changes in customer demand. Inventory reserves are established based on forecasted demand, past experience with specific customers, the ability to redistribute inventory to other programs or back to suppliers, and whether customers are contractually obligated to pay for the related inventory. Payments received from customers for excess inventory held by the Company are recorded as a reduction of inventory.

         Assets Held For Sale.    In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company classifies long-lived assets to be sold as held for sale in the period in which all of the following criteria are met: management having the appropriate authority, commits to a plan to sell the asset, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to sell the asset have been initiated, the sale of the asset is probable and expected to occur within one year, the asset is being actively marketed for sale at a price that is reasonable in relation to its fair value and actions required to complete the plan indicate that it is unlikely significant changes to the plan will be made or that the plan will be withdrawn.

        Assets held for sale are not depreciated and are measured at the lower of carrying amount or fair value less costs to sell. During 2008, the Company recorded impairment charges of $7.6 million related to assets held for sale.

         Property, Plant and Equipment, net.    Property, plant and equipment are stated at cost or, in the case of property and equipment acquired through business combinations accounted for as a purchase, at fair value based upon the allocated purchase price at the acquisition date. Depreciation and amortization are provided on a straight-line basis over 20 to 40 years for buildings, five to 20 years for machinery, equipment, furniture and fixtures or, in the case of leasehold improvements, over the term of the related lease, if shorter.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        The Company reviews long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flows the asset is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. For asset groups for which the primary asset is a building, the Company estimates fair value based on data provided by commercial real estate brokers. For other asset groups, the Company estimates fair value based on projected discounted future net cash flows using a discount rate reflecting its average cost of capital.

         Restructuring Costs.    The Company recognizes restructuring costs resulting from excess manufacturing or administrative facilities that it chooses to close or consolidate, as well as from other exit activities. In connection with the Company's exit activities, the Company records restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges are incurred pursuant to formal plans developed and approved by management and accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination". When applicable, employee termination costs are recorded pursuant to SFAS No. 112, "Employer's Accounting for Postemployment Benefits". Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable. Fixed assets that are written-off or impaired as a result of restructuring plans are typically accounted for as assets held for sale or are abandoned. The recognition of restructuring charges requires the Company's management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less selling costs, of property, plant and equipment to be disposed of. Estimates of future liabilities may change, requiring the Company to record additional restructuring charges or to reduce the amount of liabilities already recorded. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and that the utilization of the provisions is for the intended purpose in accordance with developed exit plans. In the event circumstances change and the provision is no longer required, the provision is reversed.

         Goodwill.    Costs in excess of the fair value of tangible and other intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. SFAS No. 142, "Goodwill and Other Intangible Assets", requires that companies not amortize goodwill, but instead test for impairment at least annually using a two-step approach. The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment. The second step involves determining the fair value of goodwill for each reporting unit. Any excess carrying amount of goodwill over the fair value determined in the second step will be recorded as a goodwill impairment loss.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

         Other Intangible Assets.    The Company has certain other intangible assets that are subject to amortization. These assets consist primarily of intellectual property and customer relationships obtained in acquisitions, which are carried at cost less accumulated amortization, and are amortized to expense on a straight-line basis over estimated useful lives ranging from five to eight years.

        The Company reviews other intangible assets for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flows the asset is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. The Company estimates fair value primarily based on projected discounted future net cash flows using a discount rate reflecting its average cost of capital.

         Revenue Recognition.    The Company derives revenue principally from sales of manufacturing services, as well as from other services such as order fulfillment and logistic services, and sales of certain inventory, including raw materials, to customers who may reschedule, amend or cancel purchase orders after the Company has procured inventory to fulfill the customers' purchase orders. The Company recognizes revenue for manufacturing services and sales of certain inventory when a persuasive arrangement between the Company and the buyer exists, the price is fixed or determinable, title to the product or the inventory is transferred to the customer and collectibility is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to the product or the inventory subsequent to transfer of title. In specific instances in which there are customer acceptance requirements or the Company has further non-warranty related obligations, revenue is recognized upon formal acceptance or completion of the Company's obligations. Provisions are made for estimated sales returns and other adjustments at the time revenue is recognized. Such provisions were not material to the consolidated financial statements for any period presented herein. In specific circumstances in which the Company is acting as an agent on behalf of the customer on procurement and shipment of goods in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", gross revenue is not recognized on the sale of the goods. Instead, revenue is recognized net of the costs of the goods sold. For sales of other services, revenue is recognized when the services have been performed. The Company presents sales net of sales taxes and value-added taxes in its consolidated statements of operations in accordance with EITF 06-3, "How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement". Amounts billed to customers for shipping and handling are recorded as revenue, and the Company's shipping and handling costs are included in cost of sales.

         Warranty Reserve.    The Company establishes a warranty reserve for shipped products based on individual manufacturing contract requirements and past warranty experience. At each period end, the balance is reviewed to ensure its adequacy.

         Income taxes.    The Company estimates its income tax provision or benefit in each of the jurisdictions in which it operates, including estimating exposures and making judgments regarding the realizability of deferred tax assets. The carrying value of the Company's net deferred tax assets is based on its belief that it is more likely than not that the Company will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which the Company does not believe meet the "more likely than not" criteria established by SFAS No. 109, "Accounting for Income Taxes". The Company's judgments

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

regarding future taxable income may change due to changes in market conditions or tax laws, tax planning strategies or other factors. If the Company's assumptions and consequently its estimates change in the future, the valuation allowances it has established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. The Company's tax rate is highly dependent upon the geographic distribution of its worldwide income or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of its tax planning strategies.

        The Company adopted Financial FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", ("FIN 48"), on the first day of 2008. Application of this interpretation involves an assessment of whether each income tax position is "more likely than not" of being sustained on audit, including resolution of related appeals or litigation process, if any. For each income tax position that meets the "more likely than not" recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with the tax authority.

        There was no cumulative effect to retained earnings of adopting FIN 48. As part of its FIN 48 adoption, the Company reclassified $18.8 million from current taxes payable to non-current taxes payable based on the expectation of cash payments to be made within 12 months.

         Earnings Per Share.    Basic and diluted net loss per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

         Stock-Based Compensation.    The Company recognizes stock-based compensation expense in accordance with SFAS No. 123R, "Share-Based Payment", which requires the measurement and recognition of compensation expense based on estimated fair values for all stock-based awards made to employees and directors, including employee stock options, restricted stock units and awards and stock purchase rights.

        The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option's expected term and the price volatility of the underlying stock. The expected term of options is based on observed historical exercise patterns. Expected volatility is an equally-weighted blend of implied volatilities from traded options on the Company's stock having a life of more than six months and historical volatility over the expected life of the options. For restricted stock units and awards, compensation expense is calculated based on the fair market value of the Company's stock on the date of grant. With respect to performance restricted stock units, compensation expense is recognized only when it is deemed probable that the performance probability criteria will be met.

         Recent Accounting Pronouncements.    In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133". SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under SFAS No. 133 and its related interpretations, fair value disclosures and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 will be effective at the beginning of 2010.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        In December 2007, the FASB issued SFAS No. 141(R) (Revised 2007), "Business Combinations". This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS No. 141(R) requires capitalization of acquisition-related and restructure-related costs, remeasurement of earnout provisions at fair value, measurement of equity securities issued at the date of close of the transaction and capitalization of in-process research and development related intangibles. SFAS No. 141(R) is effective for the Company's business combinations for which the acquisition date is on or after the beginning of 2010.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115". SFAS No. 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses in earnings at each subsequent reporting date. For the Company, SFAS No. 159 is effective for financial statements issued in 2009, and interim periods within. The Company is currently assessing the impact of SFAS No. 159 on its consolidated results of operations and financial position.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" . SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. For the Company, SFAS No. 157 is effective for financial statements issued in 2009 and interim periods within. The Company is currently assessing the impact of SFAS No. 157 on its consolidated results of operations and financial position.

Note 3. Financial Instruments and Concentration of Credit Risk

        The estimated fair values of the Company's long-term debt obligations, based on quoted market prices, as of September 27, 2008 were as follows:

	Carrying Amount	Fair Value
	(In thousands)
8.125% Senior Subordinated Notes due 2016	$600,000	$525,000
6.75% Senior Subordinated Notes due 2013	$400,000	$368,000
$300 Million Senior Floating Rate Notes due 2010	$180,000	$177,300
$300 Million Senior Floating Rate Notes due 2014	$300,000	$271,500

        Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents, trade accounts receivable, foreign exchange forward and option contracts, and interest rate swap agreements. The carrying value of assets such as cash, cash equivalents and accounts receivable is expected to approximate fair value due to the assets' short duration. Foreign exchange forward and option contracts and interest rate swap agreements are recorded on the Company's balance sheets at

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Financial Instruments and Concentration of Credit Risk (Continued)

fair value. The Company maintains the majority of its cash and cash equivalents with recognized financial institutions that follow its investment policy. The Company has not experienced any significant losses on these investments to date. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by ongoing credit evaluations of the Company's customers and frequent contact with the Company's customers, especially its most significant customers, thus enabling it to monitor changes in business operations and respond accordingly. The Company generally does not require collateral for sales on credit. The Company considers these concentrations of credit risks when estimating its allowance for doubtful accounts.

        For 2008 and 2006, no customer represented 10% or more of the Company's net sales and gross accounts receivable. For 2007, one customer represented 10.4% of the Company's net sales, but less than 10% of gross accounts receivable at year end.

Note 4. Inventories

        Components of inventories were as follows:

	As of
	September 27, 2008	September 29, 2007
	(In thousands)
Raw materials	$591,119	$770,208
Work-in-process	106,784	146,675
Finished goods	115,456	142,973

Total	$813,359	$1,059,856

Note 5. Property, Plant and Equipment, net

        During 2008, the Company completed an analysis of useful life estimates for certain machinery and equipment. As a result, the estimated useful lives of certain machinery and equipment were extended to better align depreciation expense with the term of the expected future economic benefit of the assets. The machinery and equipment for which useful lives were changed had a net book value of $90.8 million and an average remaining useful life of 36 months, prior to the change in estimate. The impact of this change was not material to the Company's consolidated results of operations for 2008.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Property, Plant and Equipment, net (Continued)

        Property, plant and equipment consisted of the following:

	As of
	September 27, 2008	September 29, 2007
	(In thousands)
Machinery and equipment	$1,426,341	$1,490,195
Furniture and fixtures	20,919	21,286
Leasehold improvements	52,511	58,103
Land and buildings	519,960	504,298

	2,019,731	2,073,882
Less: Accumulated depreciation and amortization	(1,441,496)	(1,497,963)

	578,235	575,919
Construction in progress	21,673	33,475

Property, plant and equipment, net	$599,908	$609,394

        Depreciation expense was $89.3 million, $109.6 million and $128.3 million for 2008, 2007 and 2006, respectively.

Note 6. Goodwill and Other Intangible Assets

        Goodwill was as follows (in thousands):

	As of September 29, 2007	Goodwill Impairment	Adjustments to Goodwill	As of September 27, 2008
Electronic Manufacturing Services reporting unit	$478,647	$(478,686)	$39	$—
Discontinued operations	32,022	—	(32,022)	—

Total	$510,669	$(478,686)	$(31,983)	$—

        During 2008, the Company's annual impairment test was performed as of the beginning of its fourth quarter and did not result in an impairment of goodwill. However, in September, due to the expected effect of general economic conditions on the Company's future cash flows, the illiquidity of credit markets and the decline in the stock market generally, and the Company's stock price in particular, the Company performed another goodwill impairment test as of September 27, 2008. Based on the results of the second test, the Company determined its goodwill was impaired and recorded an impairment charge of $478.7 million in 2008.

        During 2008, the Company sold its personal computing and associated logistics business ("PC Business") in two separate transactions. The PC Business has been accounted for as a discontinued operation. See note 20 for a discussion of Discontinued Operations. Goodwill related to discontinued operations of $32.0 million was reduced to zero upon completion of the sale of the PC Business.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Goodwill and Other Intangible Assets (Continued)

        The Company recorded an impairment charge of $1.0 billion in 2007 associated with each of its reporting units due to a decline in total net sales, both domestically and internationally, a decrease in expected future cash flows and a decline in the Company's stock price.

        The gross and net carrying values of other intangible assets were as follows:

	As of September 27, 2008				As of September 29, 2007
	Gross Carrying Amount	Impairment of Intangibles	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment of Intangibles	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Other Intangible assets	$72,106	$(7,928)	$(49,529)	$14,649	$72,106	$(7,928)	$(41,960)	$22,218

        Intangible asset amortization expense was $7.6 million (including $1.0 million in cost of sales), $7.6 million (including $1.0 million in cost of sales) and $10.3 million (including $0.7 million in cost of sales) for 2008, 2007 and 2006, respectively. Other intangible assets are included in other non-current assets on the consolidated balance sheets.

        Estimated future annual amortization of other intangible assets is as follows:

Year Ended:	(In thousands)
2009	$4,988
2010	2,924
2011	2,040
2012	1,285
2013	364
Thereafter	3,048

Total	$14,649

Note 7. Accumulated Other Comprehensive Income

        Accumulated other comprehensive income, net of tax as applicable, consists of the following:

	As of
	September 27, 2008	September 29, 2007
	(In thousands)
Foreign currency translation adjustments	$82,303	$73,963
Unrealized holding losses on derivative financial instruments	(23,267)	(11,376)
Unrecognized net actuarial loss and unrecognized transition cost	(3,259)	(1,527)

Total	$55,777	$61,060

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Earnings Per Share

        Basic and diluted amounts per share are computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period, as follows:

	Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
	(In thousands, except per share amounts)
Numerator:
Loss from continuing operations before cumulative effect of accounting changes	$(511,336)	$(1,141,493)	$(164,295)
Cumulative effect of accounting changes, net of tax	—	—	2,830

Loss from continuing operations	(511,336)	(1,141,493)	(161,465)
Income from discontinued operations, net of tax	24,987	6,836	19,908

Net Loss	$(486,349)	$(1,134,657)	$(141,557)

Denominator:
Weighted average number of shares—basic and diluted	530,721	527,117	525,967
Basic and diluted income (loss) per share from:
Continuing operations	$(0.96)	$(2.17)	$(0.31)
Discontinued operations	$0.05	$0.01	$0.04
Net loss	$(0.92)	$(2.15)	$(0.27)

        The following table presents the weighted average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect (in thousands):

	Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
Potentially dilutive securities:
Employee stock options	45,541	46,491	52,309
Restricted awards and units	4,132	3,135	2,325
Shares issuable upon conversion of 3% notes	—	6	12,699

Total	49,673	49,632	67,333

        Had the Company reported net income instead of a net loss in 2008, approximately 300,000 shares, out of 49.7 million potentially dilutive securities, would have been included in the calculation of diluted earnings per share.

        There were no outstanding convertible debentures in 2008. After-tax interest expense of $5.0 million and $10.8 million related to convertible debentures for 2007 and 2006, respectively, were

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Earnings Per Share (Continued)

not included in the calculation of diluted loss per share because to do so would have been anti-dilutive. In addition, the related share equivalents on conversion of the debt were not included as to do so would have been anti-dilutive.

Note 9. Stock-Based Compensation

        Stock-based compensation expense, excluding a $3.9 million tax benefit in 2007 and a $5.7 million benefit from a cumulative effect of accounting changes in 2006, was as follows:

	Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
	(In thousands)
Cost of sales	$6,556	$7,459	$6,141
Selling, general & administrative	7,073	12,568	6,116
Research & development	307	565	674

Continuing operations	13,936	20,592	12,931
Discontinued operations	401	800	345

Total	$14,337	$21,392	$13,276

	Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
	(In thousands)
Stock options	$7,932	$4,693	$5,798
Employee stock purchase plan	—	—	4,152
Restricted stock awards	160	11,539	2,513
Restricted stock units	5,844	4,360	468

Continuing operations	13,936	20,592	12,931
Discontinued operations	401	800	345

Total	$14,337	$21,392	$13,276

Stock Options

        The Company's stock option plans provide employees the right to purchase common stock at the fair market value of such shares on the grant date. The Company recognizes compensation expense for such awards over the vesting period, which is generally five years. The contractual term of all options is ten years. For option grants made prior to 2006, the Company recognizes compensation expense using the multiple option approach. For option grants made subsequent to the adoption of SFAS No. 123R, the Company recognizes compensation expense ratably over the service period.

        In 2007, the Company executed tender offers to exchange certain outstanding options to purchase shares of its common stock, whether vested or unvested, for new options that were granted under its 1999 Stock Plan (the "Exchange Offer"). A total of 2,000 eligible option holders participated. Subject to the terms and conditions of the Exchange Offer, the Company granted new options to purchase an

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stock-Based Compensation (Continued)

aggregate of 17,785,751 shares of its common stock in exchange for the options tendered and accepted pursuant to the Exchange Offer. The Company is recognizing $17.0 million of expense over a three year period in connection with this exchange.

        Assumptions used to estimate the fair value of stock options granted, excluding the Exchange Offer, were as follows:

	Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
Volatility	61.1%	54.3%	57.0%
Risk-free interest rate	3.23%	4.64%	4.68%
Dividend yield	0%	0%	0%
Expected life of options	5.0 years	5.3 years	5.4 years

        A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
Outstanding, October 1, 2005	56,470,357	8.96	6.54	4,108,148

Exercisable, October 1, 2005	53,811,115	9.19	6.49	3,437,315
Granted	7,419,000	4.10
Exercised	(2,347,027)	3.25
Cancelled/Forfeited/Expired	(10,828,576)	9.13

Outstanding, September 30, 2006	50,713,754	8.47	6.22	458,342

Exercisable, September 30, 2006	43,818,552	9.16	5.77	338,150
Granted	24,641,294	3.35
Exercised/Cancelled/Forfeited/Expired	(32,321,344)	7.73

Outstanding, September 29, 2007	43,033,704	6.10	7.50	28,921

Exercisable, September 29, 2007	18,438,096	9.72	4.77	5,795
Granted	10,451,884	1.69
Cancelled/Forfeited/Expired	(7,226,346)	5.87

Outstanding, September 27, 2008	46,259,242	5.14	7.31	1,116,547

Vested and expected to vest, September 27, 2008	40,985,668	5.45	7.11	877,772
Exercisable, September 27, 2008	21,616,371	7.93	5.54	777

        The weighted-average grant date fair value per share of stock options granted was $0.90, $0.99, and $2.56 during 2008, 2007, and 2006, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company's September 26, 2008 stock price of $1.64 per share. The total number of in-the-money options exercisable as of September 27, 2008 was 54,932 and the weighted average exercise price was $1.63.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stock-Based Compensation (Continued)

        At September 27, 2008, an aggregate of 64.0 million shares were authorized under the Company's stock plans, which includes stock options, stock purchase rights and restricted stock awards and units. A total of 6.0 million shares of common stock were available for grant under the Company's stock plans as of September 27, 2008. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

        As of September 27, 2008, there was $31.6 million of total unrecognized compensation expense related to stock options. This amount is expected to be recognized over a weighted average period of 3.87 years.

Restricted Stock Awards

        The Company grants awards of restricted stock to executive officers, directors and certain management employees. These awards vest over periods ranging from one to four years. In 2007, based on updated forfeiture information, the Company divided restricted stock awards into three separate groups. Each group has its own estimated forfeiture rate based on historical information and management's future expectations. Compensation expense associated with these awards is recognized ratably over the vesting period.

        Compensation expense for 2008 was $0.2 million. During 2007, the Company revised its estimated forfeiture rate. As a result, stock-based compensation expense increased to $12.0 million in 2007 from $2.6 million in 2006.

        No restricted stock awards were granted during 2008 or 2007. There were 103,698 restricted stock awards granted during 2006 with a weighted-average grant date per share fair value of $3.90. At September 27, 2008, unrecognized compensation expense related to restricted stock awards was $0.1 million, which is expected to be recognized in 2009.

        In 2006, a one-time, non-cash benefit of $5.4 million was recorded as a cumulative effect of accounting change to reflect estimated future forfeitures of restricted stock awards previously expensed.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stock-Based Compensation (Continued)

        A summary of activities related to nonvested restricted shares is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value ($)
Nonvested at October 1, 2005	3,845,292	11.27
Granted	103,698	3.90
Vested	—	—
Forfeited	(910,500)	10.65

Nonvested at September 30, 2006	3,038,490	10.43
Granted	—	—
Vested	(136,929)	6.17
Forfeited	(215,000)	11.67

Nonvested at September 29, 2007	2,686,561	10.54
Granted	—	—
Vested	(2,521,561)	10.78
Forfeited	—	—

Nonvested at September 27, 2008	165,000	6.97

Restricted Stock Units

        During 2006, the Company began issuing restricted stock units to executive officers, directors and certain management employees. These units vest over periods ranging from one to four years. The units are automatically exchanged for shares of common stock at the vesting date. Compensation expense associated with these units is recognized ratably over the vesting period.

        Compensation expense was $5.8 million, $4.4 million and $0.5 million for 2008, 2007 and 2006, respectively.

        The weighted-average grant date per share fair value of restricted stock units granted was $1.63, $3.46 and $4.79 in 2008, 2007 and 2006, respectively. At September 27, 2008, unrecognized expense related to restricted stock units was approximately $9.9 million. This expense is expected to be recognized over a weighted average period of 1.15 years.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stock-Based Compensation (Continued)

        A summary of nonvested restricted share units is as follows:

	Number of Shares	Weighted- Grant Date Fair Value Per Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic ($)
Non vested restricted stock units at October 1, 2005	—	—	—	—
Granted	1,612,250	4.79
Vested	—	—
Cancelled	(85,750)	4.72

Non vested restricted stock units at September 30, 2006	1,526,500	4.79	3.54	5,709,110
Granted	5,281,459	3.46
Vested	(81,669)	3.91
Cancelled	(671,000)	4.18

Non vested restricted stock units at September 29, 2007	6,055,290	3.71	1.84	12,837,215
Granted	524,724	1.63
Vested	(1,278,025)	3.33
Cancelled	(475,499)	4.26

Non vested restricted stock units at September 27, 2008	4,826,490	3.53	1.15	7,915,444

Non vested restricted stock units expected to vest at September 27, 2008	3,946,397	3.55	1.15	6,472,092

Employee Stock Purchase Plan

        In 2003, the Board of Directors and stockholders of the Company approved the 2003 Employee Stock Purchase Plan (the "2003 ESPP"). Under the 2003 ESPP, employees may purchase, on a periodic basis, a limited number of shares of common stock through payroll deductions over a six-month period. The per share purchase price is 85% of the fair market value of the stock at the beginning or end of the offering period, whichever is lower. The 2003 ESPP was treated as a compensatory plan and was suspended at the beginning of 2007. As a result, no compensation expense was recognized in 2008 or 2007 for this plan. As of September 27, 2008, approximately 6,133,231 shares are available for issuance under the 2003 ESPP.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Debt

        Long-term debt consisted of the following:

	As of
	September 27, 2008	September 29, 2007
	(In thousands)
$300 Million Senior Floating Rate Notes due 2010	$180,000	$300,000
$300 Million Senior Floating Rate Notes due 2014	300,000	300,000
8.125% Senior Subordinated Notes due 2016	600,000	600,000
6.75% Senior Subordinated Notes due 2013	400,000	400,000
Interest Rate Swaps at estimated fair value	1,985	(11,928)

Total	$1,481,985	$1,588,072

         Senior Floating Rate Notes.    On June 12, 2007, the Company issued $300 million of Senior Floating Rate Notes due 2010 (the "2010 Notes") and $300 million of Senior Floating Rate Notes due 2014 (the "2014 Notes"). The notes accrue interest equal to the three-month LIBOR plus 2.75%. The 2010 Notes mature on June 15, 2010 and the 2014 Notes mature on June 15, 2014. As of September 27, 2008, unamortized debt issuance costs were $8.0 million, which were included in other non-current assets on the consolidated balance sheet and are being amortized to interest expense over the life of the debt using the effective interest method.

        The Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company's existing and future senior unsecured debt. The Company may redeem the 2010 Notes, in whole or in part, at any time, at par plus accrued and unpaid interest. The Company may redeem the 2014 Notes, in whole or in part, at redemption prices ranging from 100% to 102% of the principal amount of the 2014 Notes, plus accrued and unpaid interest.

        On December 18, 2007, the Company redeemed $120.0 million of the 2010 Notes at par. Upon redemption, unamortized debt issuance costs of $2.2 million were expensed.

        On June 12, 2007, the Company entered into interest rate swap transactions with independent third parties related to the 2014 Notes pursuant to which it pays the third parties a fixed rate and receives a floating rate from the third parties. The interest rate swaps had a total notional amount of $300.0 million and were designated as cash flow hedges. Under the swap agreements, the Company pays a fixed rate of 5.594% in exchange for a three month LIBOR rate on the swaps. These swap agreements effectively fix the interest rate on the Company's 2014 Notes at 8.344% through 2014.

         8.125% Senior Subordinated Notes.    On February 15, 2006, the Company issued $600 million of 8.125% Senior Subordinated Notes due 2016 (the "8.125% Notes") with a maturity date of March 1, 2016. As of September 27, 2008, $15.4 million of unamortized debt issuance costs were included in other non-current assets on the consolidated balance sheet and are being amortized to interest expense over the life of the debt using the effective interest method. The 8.125% Notes are unsecured and subordinated in right of payment to all of the Company's existing and future senior debt.

        The Company may redeem the 8.125% Notes, in whole or in part, at any time prior to March 1, 2011, at a redemption price that is equal to the sum of (1) the principal amount of the 8.125% Notes to be redeemed, (2) accrued and unpaid interest on those 8.125% Notes (3) a make-whole premium. The Company may redeem the 8.125% Notes, in whole or in part, beginning on March 1, 2011, at declining redemption prices ranging from 104.063% to 100% of the principal amount of the 8.125%

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Debt (Continued)

Notes, plus accrued and unpaid interest, with the actual redemption price to be determined based on the date of redemption. At any time prior to March 1, 2009, the Company may redeem up to 35% of the 8.125% Notes with the proceeds of certain equity offerings at a redemption price equal to 108.125% of the principal amount of the 8.125% Notes, plus accrued and unpaid interest, so long as after giving effect to any such redemption, at least 65% of the aggregate principal amount of the 8.125% Notes remains outstanding.

         6.75% Senior Subordinated Notes.    On February 24, 2005, the Company issued $400 million of its 6.75% Senior Subordinated Notes due 2013 (the "6.75% Notes"), with a maturity date of March 1, 2013. The Company has entered into interest rate swap agreements with four independent swap counterparties to hedge its interest rate exposures related to the 6.75% Notes. The swap agreements, with an aggregate notional amount of $400 million and expiration dates in 2013, effectively convert the fixed interest rate obligation to a variable rate obligation and are accounted for as fair value hedges under SFAS No. 133, but are exempt from periodic assessment of hedge effectiveness under Paragraph 68 of SFAS No. 133. Under the terms of the swap agreements, the Company pays the independent swap counterparties an interest rate equal to the six-month LIBOR rate plus a spread ranging from 2.214% to 2.250%. In exchange, the Company receives a fixed rate of 6.75%. As of September 27, 2008 and September 30, 2007, the fair value of these swaps was $2.0 million and $11.9 million, respectively. As of September 27, 2008, unamortized debt issuance costs were $9.5 million, which were included in other non-current assets on the consolidated balance sheet and are being amortized to interest expense over the life of the debt using the effective interest method.

        The 6.75% Notes are unsecured and subordinated in right of payment to all of the Company's existing and future senior debt. The Company may redeem the 6.75% Notes, in whole or in part, at any time prior to March 1, 2009, at a redemption price that is equal to the sum of (1) the principal amount of the 6.75% Notes to be redeemed, (2) accrued and unpaid interest and (3) a make-whole premium. The Company may redeem the 6.75% Notes, in whole or in part, beginning on March 1, 2009, at declining redemption prices ranging from 103.375% to 100% of the principal amount, plus accrued and unpaid interest, with the actual redemption price to be determined based on the date of redemption.

        The 2010 Notes, 2014 Notes, 8.125% Notes and 6.75% Notes include covenants that limit the Company's ability to, among other things: incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; create specified liens; sell assets; create or permit restrictions on the ability of its restricted subsidiaries to pay dividends or make other distributions to the Company; engage in transactions with affiliates; incur layered debt; and consolidate or merge with or into other companies or sell all or substantially all of its assets. The restricted covenants are subject to a number of important exceptions and qualifications.

        The indentures for these notes provide for customary events of default, including payment defaults, breaches of covenants, certain payment defaults at final maturity or acceleration of certain other indebtedness, failure to pay certain judgments, certain events of bankruptcy, insolvency and reorganization and certain instances in which a guarantee ceases to be in full force and effect. If any event of default occurs and is continuing, subject to certain exceptions, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding notes may declare all the notes to be due and payable immediately, together with any accrued and unpaid interest, if any. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, such amounts

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Debt (Continued)

with respect to the notes will be due and payable immediately without any declaration or other act on the part of the trustee or the holders of the notes.

        Following a change of control, as defined in the indentures to these notes, the Company will be required to make an offer to repurchase all or any portion of the notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest.

         Senior Credit Facility.    On October 26, 2004, the Company entered into a Credit and Guaranty Agreement (the "Original Credit Agreement") providing for a $500 million senior secured revolving credit facility with a $150 million letter of credit sub-limit. The senior secured revolving credit facility provided for a maturity date of October 26, 2007, which was subsequently extended to December 16, 2008.

        As of September 27, 2008 and September 30, 2007, there was no loan balance outstanding under the $500 million Restated Credit Agreement. The Company pays a commitment fee on the unused portion of the credit facility. On November 19, 2008, in connection with entering into the Loan Agreement, as described below, the Company terminated the Restated Credit Agreement.

        The Company was in compliance with covenants for the above debt instruments as of September 27, 2008.

         Asset-backed Lending Facility.    On November 19, 2008, the Company entered into a Loan, Guaranty and Security Agreement (the "Loan Agreement"), among the Company, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for such lenders.

        The Loan Agreement provides for a $135 million secured asset-based revolving credit facility with an initial $50 million letter of credit sublimit. The facility may be increased by an additional $200 million upon obtaining additional commitments from the lenders then party to the Loan Agreement or new lenders. The Loan Agreement expires on the earlier of (i) the date that is 90 days prior to the maturity date of the 2010 Notes or the 6.75% Notes, in each case if such notes are not repaid, redeemed, defeased, refinanced or reserved for under the borrowing base under the Loan Agreement prior to such date or (ii) November 19, 2013 (the "Maturity Date").

        Loans may be advanced under the Loan Agreement based on a borrowing base derived from specified percentages of the value of eligible accounts receivable and inventory. If at any time the aggregate principal amount of the loans outstanding plus the face amount of undrawn letters of credit under the Loan Agreement exceed the borrowing base then in effect, the Company must make a payment or post cash collateral (in the case of letters of credit) in an amount sufficient to eliminate such excess.

        Loans under the Loan Agreement bear interest, at the Company's option, at a rate equal to LIBOR or a base rate equal to Bank of America, N.A.'s announced prime rate, in each case plus a spread. A commitment fee accrues on any unused portion of the commitments under the Loan Agreement at a rate per annum based on usage. Principal, together with accrued and unpaid interest, is due on the Maturity Date.

        The Company's obligations under the Loan Agreement are secured by (1) all U.S. and Canadian accounts receivable (with automatic lien releases occurring at time of sale of each accounts receivable transaction for those customers included in the "U.S. Facility"—See Note 11—Sales of Accounts Receivable); (2) all U.S. and Canadian deposit accounts (except accounts used for collections for

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Debt (Continued)

certain transactions); (3) all U.S. and Canadian inventory and associated obligations and documents; and (4) a 65% pledge of the capital stock of the Company's first-tier foreign subsidiaries.

        The Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company under certain circumstances, among other things, to use the facility to make investments, acquisitions and certain restricted payments, and to sell assets. Upon an event of default, the lenders may declare all outstanding principal and accrued but unpaid interest under the Loan Agreement immediately due and payable. Events of default under the Loan Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants or representations and warranties, change in control of the Company and bankruptcy events.

        Maturities of long-term debt as of September 27, 2008 were as follows:

Year Ending:	(In thousands)
2009	$—
2010	180,000
2011	—
2012	—
2013	400,000
Thereafter	901,985

Total	$1,481,985

Note 11. Sales of Accounts Receivable

        Certain of the Company's foreign subsidiaries entered into agreements pursuant to which a financial institution provided a committed facility that permitted them to sell specified accounts receivable from customers of the Company's PC Business, which the Company discontinued in 2008. The purchase price for receivables sold under these agreements ranged from 95% to 100% of face amount. The Company paid LIBOR plus a spread for the period from the date the receivable was sold to its collection date. Accounts receivable sales under these agreements were $831.4 million during 2008. Sold receivables were subject to certain limited recourse provisions. The Company did not experience any credit losses under these recourse provisions.

        On June 26, 2008, as a replacement to the foregoing accounts receivable sales program, the Company entered into a two year global revolving trade receivables purchase agreement ("Global Receivables Program") with a financial institution that allows the Company to sell accounts receivable from its EMS customers. The maximum face amount of accounts receivable that may be outstanding at any time under this agreement is $250 million. Sales and or transfers of accounts receivable under the Global Receivables Program are made on terms and conditions similar to those discussed above. The Global Receivables Program has a foreign component and a U.S. component.

        The foreign component is governed by a Revolving Trade Receivables Purchase Agreement ("Foreign Facility") dated June 26, 2008. Sales of receivables under the Foreign Facility were $28.6 million in 2008, of which $15.7 million was subject to certain recourse provisions as of September 27, 2008. Discount charges in 2008, as well as the Company's retained interest in accounts receivable as of September 27, 2008 were not material.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Sales of Accounts Receivable (Continued)

        In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability" as amended by SFAS No. 156, Accounting for Servicing of Financial Assets an Amendment of FASB Statement No. 140, accounts receivable sold in 2008, 2007 and 2006 were removed from the Company's consolidated balance sheets and reflected as cash provided by operating activities in the consolidated statements of cash flows.

        The U.S. component is governed by a Credit and Security Agreement dated November 24, 2008 that requires the Company to make an absolute transfer of accounts receivable as a capital contribution to its wholly-owned special purpose entity (Borrower) to ensure that such transferred receivables are unavailable to the Company's creditors and to ensure the interests of such transferred receivables are fully transferred to the Borrower and its agent. If, pursuant to applicable accounting rules, the Company is required to consolidate the Borrower, accounts receivable transferred under this agreement would remain on the Company's consolidated balance sheet and proceeds received from such transfers would be reflected on the Company's consolidated balance sheet as short-term debt. If the Company is not required to consolidate the Borrower, transferred accounts receivable would be removed from the Company's consolidated balance sheet and proceeds received from such transfers would be reflected as cash provided by operating activities in the consolidated statement of cash flows.

Note 12. Accrued Liabilities

        Accrued liabilities consisted of the following:

	As of
	September 27, 2008	September 29, 2007
	(In thousands)
Income taxes payable and deferred taxes	$34,305	$47,886
Restructuring	32,824	16,931
Other taxes payable	12,333	29,687
Warranty reserve	18,974	23,094
Other	92,586	86,343

Total	$191,022	$203,941

         Warranty Reserve.    The following tables present warranty reserve activity:

Balance as of September 29, 2007	Additions to Accrual	Accrual Utilized	Balance as of September 27, 2008
(In thousands)
$23,094	$20,403	$(24,523)	$18,974

Balance as of September 30, 2006	Additions to Accrual	Accrual Utilized	Balance as of September 29, 2007
(In thousands)
$16,442	$26,323	$(19,671)	$23,094

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Commitments and Contingencies

         Operating Leases.    The Company leases certain of its facilities and various equipment under non-cancelable operating leases expiring at various dates through 2036. The Company is responsible for utilities, maintenance, insurance and property taxes under the leases. Future minimum lease payments, net of sublease income, under operating leases are as follows:

Year Ending:	(In thousands)
2009	$25,579
2010	20,206
2011	14,938
2012	7,199
2013	3,429
Thereafter	15,256

Total	$86,607

        Rent expense, net of sublease income, under operating leases was approximately $31.0 million, $37.1 million and $30.8 million for 2008, 2007 and 2006, respectively.

         Sale-leaseback.    During 2008, the Company entered into a sale-leaseback transaction for certain fixed assets. In connection with the transaction, fixed assets were sold for $26.5 million and simultaneously leased back under an operating lease for a period of four years. The gain on sale was not significant and is being amortized to operations over the lease term. Future minimum lease payments were $18.8 million as of September 27, 2008 and are included in the above table.

         Environmental Matters.    Primarily as a result of certain acquisitions, the Company has exposures associated with environmental contamination at certain facilities. These exposures relate to ongoing investigation and remediation activities at a number of sites.

        As of September 27, 2008, the Company was in the process of remediating environmental contamination at one of its sites in the United States. The Company expects to incur costs of $10.7 million for assessment, testing and remediation of this site. Actual costs could differ from the amount estimated upon completion of this process. To date, $4.8 million of such costs have been incurred. The Company intends to sell this site upon completion of its remediation efforts. Costs incurred in connection with remediation activities have been capitalized to the extent the estimated fair value of the site exceeds its carrying cost. During 2008, the Company recorded an impairment charge of $1.0 million to write down the carrying value of this site to its estimated fair value.

         Litigation and other contingencies.    The Company is involved in a shareholder derivative action and has received a subpoena from the U.S. Attorney's office in connection with certain historical stock option grants. From time to time, the Company is a party to litigation, claims and other contingencies, including environmental matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company cannot predict what effect these matters may have on its results of operations, financial condition or cash flows. Refer to "Item 3—Legal Proceedings".

        The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with SFAS No. 5, "Accounting for Contingencies". As of September 27, 2008, the Company had reserves of $33.1 million for environmental matters, litigation

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Commitments and Contingencies (Continued)

and other contingencies, which the Company believes is adequate. Such reserves are included in accrued liabilities or other long-term liabilities on the consolidated balance sheet.

Note 14. Employee Benefit Plans

        The Company has various defined contribution retirement plans that cover the majority of its employees. These retirement plans permit participants to elect to have contributions made to the retirement plans in the form of salary deferrals. Under these retirement plans, the Company matches a portion of employee contributions. Amounts contributed by the Company were $8.9 million, $10.2 million and $10.5 million during 2008, 2007 and 2006, respectively.

        The Company sponsors a deferred compensation plan for non-employee members of its board of directors. The plan allows eligible outside directors to defer payment of all or part of their compensation for serving as directors. Deferrals under this plan were $0.1 million, $0.3 million and $0.1 million for 2008, 2007 and 2006, respectively.

        The Company also has a deferred compensation plan for eligible employees. The plan allows eligible employees to defer payment of part of their compensation. Deferrals under this plan were $1.4 million, $1.6 million and $2.1 million for 2008, 2007 and 2006, respectively. These amounts are reflected in other long-term liabilities in the consolidated balance sheets.

        Effective 2007, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132R", which requires that the funded status of defined benefit postretirement plans be recognized on the Company's consolidated balance sheets, and changes in the funded status be reflected in the Company's Statements of Comprehensive Loss. SFAS No. 158 also requires the measurement date of the plan's funded status to be the same as the Company's fiscal year end. This standard eliminates the requirement for additional minimum liability under SFAS No. 87. The adoption of SFAS No. 158 did not have a material impact on the Company's consolidated financial statements.

        SCI Systems had defined benefit pension plans covering substantially all employees in the United States and Brockville, Ontario, Canada. These plans generally provided pension benefits that are based on compensation levels and years of service. Annual contributions to the plans were made according to the established laws and regulations of the applicable countries, and were funded annually at amounts that approximated the maximum deductible for income taxes. The merger between Sanmina Corporation and SCI Systems in December 2001 resulted in a plan curtailment as described in SFAS No. 88 and benefits were calculated and frozen as of December 31, 2001. Employees who had not yet vested will continue to be credited with service until vesting occurs, but no additional benefits will accrue.

        The Company also provides defined benefit pension plans in certain other countries. The assumptions used for calculating the obligation for non-U.S. plans depend on the local economic environment and regulations.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Employee Benefit Plans (Continued)

        Changes in benefit obligations for the plans described above were as follows (in thousands):

	As of September 27, 2008		As of September 29, 2007		As of September 30, 2006
Change in Benefit Obligations	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Beginning benefit obligation	$33,586	$27,115	$36,277	$26,491	$42,402	$26,615
Service cost	—	698	—	868	—	942
Interest cost	1,829	1,584	2,067	1,467	2,063	1,227
Actuarial (gain) loss	(148)	(4,573)	1,955	(4,070)	(1,990)	(3,109)
Benefits paid	(6,293)	(1,438)	(6,713)	(831)	(6,198)	(410)
Settlement / Curtailment	—	202	—	—	—	—
Other*	—	2,179	—	3,190	—	1,226

Ending benefit obligation	$28,974	$25,767	$33,586	$27,115	$36,277	$26,491

*
Primarily related to fluctuations in exchange rates between foreign currencies and the US dollar.

        Weighted-average actuarial assumptions used to determine benefit obligations were as follows:

	U.S. Pensions		Non-U.S. Pensions
	As of		As of
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Discount rate	6.25%	6.0%	5.4%	5.3%
Rate of compensation increases	—	—	1.4%	1.9%

        The Company evaluates these assumptions on a regular basis taking into consideration current market conditions and historical market data. The discount rate is used to measure expected future cash flows at present value on the measurement date. This rate represents the market rate for high-quality fixed income investments. A lower discount rate would increase the present value of the benefit obligation. Other assumptions include demographic factors such as retirement, mortality, and turnover.

        Changes in plan assets and funded status for the plans described above were as follows (in thousands):

	As of September 27, 2008		As of September 29, 2007		As of September 30, 2006
Change in Plan Assets	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Beginning fair value	$27,442	$—	$26,820	$—	$22,825	$—
Actual return	(1,575)	—	2,265	—	1,656	—
Employer contributions	2,750	1,438	5,070	831	8,537	410
Benefits paid	(6,293)	(1,438)	(6,713)	(831)	(6,198)	(410)

Ending fair value	$22,324	$—	$27,442	$—	$26,820	$—

Under Funded Status	$(6,650)	$(25,767)	$(6,144)	$(27,115)	$(9,457)	$(26,491)

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Employee Benefit Plans (Continued)

        Weighted-average asset allocations by asset category for the U.S. plan were as follows:

	As of
	Target	September 27, 2008	September 29, 2007
Equity securities	50%	49%	54%
Debt securities	50%	51%	46%

Total	100%	100%	100%

        During 2008, the investment allocation consisted primarily of investments in equity instruments and bonds. In general, the investment strategy is designed to ensure that pension assets are available to pay benefits as they come due and minimize market risk. During 2008, the investment allocation consisted primarily of investments in the State Street Passive Bond Market Index and in the S&P 500 Index for the U.S. plan. The non-U.S. plans are managed consistent with regulations or market practice of the country in which the assets are invested.

        The funded status of the plans, reconciled to the amount reported on the consolidated balance sheets, is as follows (in thousands):

	As of September 27, 2008		As of September 29, 2007		As of September 30, 2006
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Under Funded Status at Year End	$(6,650)	$(25,767)	$(6,144)	$(27,115)	$(9,457)	$(26,491)
Unrecognized transition obligation	—	2,185	—	275	—	259
Unrecognized net actuarial (gain) loss	8,765	(5,768)	7,474	(2,258)	7,794	778

Net amount recognized in Consolidated Balance Sheet	$2,115	$(29,350)	$1,330	$(29,098)	$(1,663)	$(25,454)

Components of Net Amount Recognized in Consolidated Balance Sheet
Accrued benefit liability (current)	$—	$(800)	$—	$(656)	$—	$—
Liability for benefits (non-current)	(6,650)	(24,967)	(6,144)	(26,459)	(9,457)	(26,491)
Accumulated other comprehensive income	8,765	(3,583)	7,474	(1,983)	7,794	1,037

Net asset (liability) recognized in Consolidated Balance Sheet	$2,115	$(29,350)	$1,330	$(29,098)	$(1,663)	$(25,454)

        Estimated amortization from accumulated other comprehensive income into net periodic benefit cost in 2009 is as follows (in thousands):

	U.S.	Non-U.S.
Amortization of actuarial (gain) loss	$724	$(255)
Amortization of transition obligation	—	507

Total	$724	$252

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Employee Benefit Plans (Continued)

        The accumulated benefit obligation for all defined benefit pension plans was $52.8 million and $59.4 million at September 27, 2008 and September 29, 2007, respectively.

        The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (in thousands):

	As of September 27, 2008		As of September 29, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$28,974	$25,767	$33,586	$27,115
Accumulated benefit obligation	$28,974	$23,806	$33,586	$25,850
Fair value of plan assets	$22,324	$—	$27,442	$—

        Components of net periodic benefit costs were as follows (in thousands):

	As of September 27, 2008		As of September 29, 2007		As of September 30, 2006
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$698	$—	$868	$—	$942
Interest cost	1,829	1,584	2,067	1,467	2,063	1,227
Return on plan asset	(2,079)	—	(2,029)	—	(1,842)	—
Settlement charge	1,719	90	1,391	—	1,198	—
Amortization of:
—Actuarial (gain) loss	496	(131)	647	(4)	717	153
—Transition obligation	—	507	—	36	—	34

Net periodic benefit cost	$1,965	$2,748	$2,076	$2,367	$2,136	$2,356

        Weighted-average assumptions used to determine benefit costs were as follows:

	U.S. Pensions		Non-U.S. Pensions
	As of		As of
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Discount rate	6.0%	6.0%	5.3%	5.0%
Expected return on plan assets	8.5%	8.5%	—	—
Rate of compensation increases	—	—	1.9%	2.2%

        The long-term rate of return on assets for the U.S. pension plans used in these calculations is assumed to be 8.5%. Several factors, including historical rates of returns, expectations of future returns and projected rates of return from investment managers are considered in developing the asset return assumptions for all plans.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Employee Benefit Plans (Continued)

        Estimated future benefit payments are as follows:

Pension Benefits
(In thousands)
2009	$8,113
2010	$3,753
2011	$3,546
2012	$3,401
2013	$3,301
Years 2014 through 2018	$17,853

Note 15. Restructuring Costs

        Costs associated with restructuring activities, other than those activities related to business combinations, are accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", or SFAS No. 112, "Employers' Accounting for Postemployment Benefits", as applicable. Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable based on the Company's policy with respect to severance payments. For all other restructuring costs, a liability is recognized in accordance with SFAS No. 146 only when incurred. Costs associated with restructuring activities related to business combinations are accounted for in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination".

        During 2007, the Company incurred restructuring costs associated with various restructuring programs. Due to the immateriality of the remaining accrual balance related to programs implemented in prior years, all programs have been combined for disclosure purposes.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Restructuring Costs (Continued)

        Below is a summary of restructuring costs associated with facility closures and other consolidation efforts:

	Employee Termination/ Severance and Related Benefits Cash	Leases and Facilities Shutdown and Consolidation Costs Cash	Impairment of Fixed Assets or Redundant Fixed Assets Non-Cash	Total
	(In thousands)
Balance at October 1, 2005	$15,852	$14,466	$—	$30,318
Charges to operations	77,582	10,755	2,883	91,220
Charges utilized	(66,556)	(14,957)	(2,883)	(84,396)
Reversal of accrual	(5,529)	(460)	—	(5,989)

Balance at September 30, 2006	21,349	9,804	—	31,153
Charges (recovery) to operations	35,169	11,195	(831)	45,533
Charges recovered (utilized)	(47,873)	(12,132)	831	(59,174)
Reversal of accrual	(2,505)	(441)	—	(2,946)

Balance at September 29, 2007	6,140	8,426	—	14,566
Charges to operations	64,126	16,519	2,456	83,101
Charges utilized	(45,248)	(19,765)	(2,456)	(67,469)
Reversal of accrual	(833)	(892)	—	(1,725)

Balance at September 27, 2008	$24,185	$4,288	$—	$28,473

        During 2008, the Company closed or consolidated four facilities and recorded restructuring charges for employee termination benefits for approximately 2,900 employees.

        During 2007, the Company closed or consolidated eight facilities and terminated approximately 6,700 employees. In 2006, the Company initiated the closure or consolidation of three facilities and recorded restructuring charges related to employee termination benefits for approximately 12,000 employees.

        Accrued restructuring costs as of September 27, 2008 were $34.1 million, of which $28.5 million relates to restructuring actions related to the Company's continuing operations and $5.6 million relates to restructuring actions related to the Company's discontinued operations. Of these amounts, $32.8 million was included in accrued liabilities and $1.3 million was included in other long-term liabilities on the consolidated balance sheet. In connection with restructuring actions the Company has already implemented under its restructuring plan, the Company expects to pay remaining facilities related restructuring liabilities of $4.3 million through 2010, and the majority of severance costs of $29.8 million through 2009.

        The recognition of restructuring charges requires the Company to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activities, including estimating sublease income and the fair values, less selling costs, of property, plant and equipment to be disposed of. The Company's estimates of future liabilities may change, requiring it to record additional restructuring charges or reduce the amount of liabilities already recorded.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Stockholders' Equity

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

        On January 29, 1999, stockholders approved the adoption of Sanmina-SCI's 1999 Stock Plan (the "1999 Plan"). The 1999 Plan provides for the grant of incentive stock options, non-statutory stock options, and stock purchase rights to employees and other qualified individuals to purchase shares of the Company's common stock generally at amounts not less than 100% of the fair market value of the shares on the date of the grant.

        The 1995 Director Option Plan (the "Director Plan") provides for the automatic grant of stock options to outside directors of the Company at amounts not less than 100% of the fair market value of the shares on the date of grant. The Director Plan has been terminated and the Company is no longer granting options under this plan.

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

        The Sanmina-SCI Corporation Stock Option Plan 2000 (the "2000 Plan") provides for the grant of non-statutory stock options to employees in Sweden and Finland. The exercise price of options granted under the 2000 Plan can be less than fair market value per share, but shall not be less than the market value of a share on the day before the date on which invitations to apply for options were issued.

        The French Addendum to the 1999 Stock Plan (the "French Addendum") provides for the grant of non-statutory options to employees of in France. For French tax purposes, the French Addendum is a qualifying plan which will avoid social security charges to the employee provided the shares acquired are not sold within four years of the date on which the option is granted and the option price of the newly issued shares cannot be lower than 95% of the average stock exchange price during the 20 days preceding the grant. Options issued pursuant to this plan are issued at 100% of the market price on the date of grant.

        Options vest as determined by the Compensation Committee of the Board of Directors and in no event may an option have a term exceeding ten years from the date of the grant. Stock option activity under the Company's option plans during 2008, 2007 and 2006 is disclosed in note 9—Stock-Based Compensation.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Stockholders' Equity (Continued)

        The following table summarizes information regarding stock options outstanding at September 27, 2008:

Options Outstanding				Option Vested and Exercisable
Range of Weighted Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.15—$1.64	5,414,269	9.47	$1.43	54,932	$1.63
$1.65—$1.98	4,510,875	9.13	$1.98	1,192	$1.80
$1.99—$2.12	566,145	7.98	$2.07	207,770	$2.08
$2.13—$3.52	16,076,416	8.66	$3.25	5,385,586	$3.26
$3.53—$3.72	3,856,316	8.45	$3.72	1,167,787	$3.72
$3.73—$4.07	3,962,898	5.38	$4.02	3,170,952	$4.03
$4.08—$8.85	5,726,823	4.72	$7.02	5,482,652	$7.14
$8.86—$18.99	5,111,487	3.65	$12.79	5,111,487	$12.79
$19.00—$46.07	1,034,013	2.38	$46.07	1,034,013	$46.07

$1.15—$46.07	46,259,242	7.31	$5.14	21,616,371	$7.93

        The number of options exercisable and weighted average exercise prices as of September 29, 2007 and September 30, 2006 were 18,438,096 shares at $9.72 per share and 43,818,552 shares at $9.16 per share, respectively.

         Employee Stock Purchase Plan.    In 2003, the Board of Directors and stockholders of the Company approved the 2003 Employee Stock Purchase Plan (the "2003 ESPP"). The total number of shares of common stock available to be issued under the 2003 ESPP is 9,000,000 shares. Under the 2003 ESPP, employees may purchase, on a periodic basis, a limited number of shares of common stock through payroll deductions over a six-month period. The per share purchase price is 85% of the fair market value of the stock at the beginning or end of the offering period, whichever is lower. The 2003 ESPP was suspended at the beginning of 2007. As of September 27, 2008, 8,866,769 shares had been issued under the 2003 ESPP.

         Restricted Stock Awards.    The Company grants awards of restricted stock to executive officers, directors and certain management employees. These awards vest over periods ranging from one to four years.

         Restricted Stock Units.    In 2006, the Company began issuing restricted stock units to executive officers, directors and certain management employees. These units vest over periods ranging from one to four years. The units are automatically exchanged for shares at the vesting date.

         Authorized Shares.    As of September 27, 2008, the Company had reserved the following number of shares of authorized but unissued common stock:

Stock option plans, including restricted stock units and awards	57,884,875
Employee stock purchase plan	6,133,231

Total	64,018,106

        A total of 6,033,143 shares of common stock were available for grant as of September 27, 2008.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes

        The provision for income taxes has been determined in accordance with SFAS No. 109, "Accounting for Income Taxes" and related interpretations. SFAS No. 109 requires that the amount of income tax expense or benefit be allocated among continuing operations, discontinued operations, other comprehensive income, and items charged or credited directly to stockholders' equity. The amount allocated to continuing operations is the tax effect of the pretax income or loss from continuing operations that occurred during the year, plus or minus income tax effects of changes in circumstances that cause a change in judgment about the realization of deferred tax assets in future years and changes in tax laws or rates. The portion of income tax expense or benefit that remains after allocation to continuing operations is then allocated to discontinued operations, other comprehensive income and items charged or credited directly to stockholders' equity.

        The domestic and foreign components of loss from continuing operations before income taxes and cumulative effect of accounting changes are as follows:

	Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
	(In thousands)
Domestic	$(401,613)	$(1,256,956)	$(268,122)
Foreign	(88,718)	114,929	93,189

Total	$(490,331)	$(1,142,027)	$(174,933)

        The provision for (benefit from) income taxes consists of the following:

	Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
	(In thousands)
Federal
Current	$(2,818)	$(17,250)	$(39,094)
Deferred	—	—	—

	(2,818)	(17,250)	(39,094)

State
Current	(117)	(5,981)	(507)
Deferred	—	—	—

	(117)	(5,981)	(507)

Foreign
Current	27,415	26,330	21,014
Deferred	(3,475)	(3,633)	7,949

	23,940	22,697	28,963

Total provision for (benefit from) income taxes	$21,005	$(534)	$(10,638)

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of
	September 27, 2008	September 29, 2007
	(In thousands)
Deferred tax assets:
Reserves and accruals not currently deductible	$89,839	$113,314
U.S. net operating loss carryforwards	398,506	371,529
Foreign net operating loss carryforwards	245,635	217,793
Acquisition related intangibles	149,941	136,210
Depreciation differences and property, plant and equipment impairment reserves	60,715	51,716
Tax credit carryforwards	8,370	8,662
Unrealized losses on derivative financial instruments	11,073	4,491
Stock compensation expense	3,611	6,962
Other	6,700	7,380
Valuation allowance	(904,581)	(837,487)

Total deferred tax assets	69,809	80,570
Deferred tax liabilities on foreign earnings	(52,264)	(66,499)

Net deferred tax assets	$17,545	$14,071

Recorded as:
Current deferred tax assets	$16,400	$17,464
Current deferred tax liabilities	—	(2,347)
Non-current deferred tax assets	8,270	6,655
Non-current deferred tax liabilities	(7,125)	(7,701)

Net deferred tax assets	$17,545	$14,071

        The Company has a valuation allowance against its deferred tax assets which primarily relate to U.S. operations. The underlying net operating loss carryforwards are still available to the Company to offset future taxable income in the U.S., subject to applicable tax laws and regulations. Due to continuing losses during 2008 and 2007 in the U.S. and certain other countries, the Company has determined that a valuation allowance is required with respect to deferred tax assets as of September 27, 2008 and September 29, 2007. Although realization is not assured, the Company believes it is more likely than not that the remaining deferred tax assets will be realized. The amount of net deferred tax assets, however, could be reduced or increased in the future if actual facts, including estimates of future taxable income, differ from current estimates. The Company's valuation allowance increased $67.1 million and $124.4 million during 2008 and 2007, respectively.

        The Company has no present intention of remitting undistributed earnings of foreign subsidiaries aggregating $752.5 million as of September 27, 2008, and, accordingly, no deferred tax liability has been established relative to these earnings. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes (Continued)

        The Company has cumulative net operating loss carryforwards for federal, state and foreign tax purposes of $1,029.0 million, $785.9 million and $824.3 million, respectively, as of September 27, 2008. The net operating loss carryforwards began expiring in 2007. The Tax Reform Act of 1986 and similar state provisions impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" as defined in the Internal Revenue Code. As of September 27, 2008, the Company had $20.7 million of federal net operating losses subject to an annual limitation and may utilize approximately $1.7 million of these net operating losses each year.

        The Company has been granted tax holidays for certain of its subsidiaries in Singapore, Malaysia, China and India. The tax benefit arising from these tax holidays was $5.5 million for 2008 ($0.01 per diluted shares), $6.4 million for 2007 ($0.01 per diluted shares), and $8.9 million for 2006 ($0.02 per diluted shares). The tax holiday in Malaysia is scheduled to expire in June 2009, excluding potential renewal. The tax holidays in the other countries expire through 2012, excluding potential renewals, and are subject to certain conditions with which the Company expects to comply.

        Following is a reconciliation of the statutory federal tax rate to the effective tax rate resulting from the computation of the provision for (benefit from) income taxes:

	As of
	September 27, 2008	September 29, 2007	September 30, 2006
Federal tax at statutory rate	(35.00)%	(35.00)%	(35.00)%
Non-deductible goodwill impairment	18.65	28.84	0.76
Change in valuation allowance	(0.39)	7.28	21.54
Dividends and foreign income inclusion	8.32	1.11	26.69
Audit settlement and related closing of statutes of limitation	—	0.07	(20.37)
State income taxes, net of federal benefit	0.02	(0.44)	(2.40)
Foreign income at other than U.S. rates	11.08	(1.82)	1.18
Permanent items	1.60	0.35	—
Other	—	(0.44)	1.53

Provision for (benefit from) income taxes	4.28%	(0.05)%	(6.07)%

        During 2006, the Company received notification by the Congressional Joint Committee on Taxation of approval of its settlement with the U.S. Internal Revenue Service. The total adjustment to previously accrued income taxes as a result of the settlement and related closing of statutes of limitations was $105.6 million, of which $39.0 million was recorded as an income tax benefit and $66.6 million was recorded as a reduction of goodwill for pre-merger tax items.

        Certain controlled foreign corporations (CFCs) of the U.S. group had significant intercompany payable and receivable balances with various U.S. legal entities that were unsettled during 2008 and 2006. There were no material unsettled intercompany payable and receivable balances in 2007. Under U.S. tax rules, the gross intercompany payable balance of a U.S. legal entity owed to a CFC constitutes an investment in U.S. property under Section 956 of the Internal Revenue Code (Section 956 property), which is treated as a deemed dividend to the U.S. from the CFC and is taxable in the U.S. to the extent of the higher of the CFC's earnings or its Section 956 property. The inclusion of deemed

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes (Continued)

dividends in the Company's U.S. taxable income increased the Company's effective tax rate by 7.82%, 0.61% and 18.46% for 2008, 2007 and 2006, respectively.

        A reconciliation of the beginning and ending amount of total unrecognized tax benefits, excluding accrued penalties and interest, is as follows:

(in thousands)
Balance at September 30, 2007	$17,040
Increase related to prior year tax positions	889
Decrease related to prior year tax positions	(498)
Increase related to current year tax positions	4,271
Decrease related to lapse of statute of limitations	(532)

Balance at September 27, 2008	$21,170

        The total balance of unrecognized tax benefits at September 27, 2008, if recognized, would affect the effective rate on income.

        As of the date of adoption of FIN 48 in 2008, the Company had accrued $2.9 million for the payment of interest and penalties relating to unrecognized tax benefits. The Company accrued an additional $1.8 million of interest and penalties expense related to unrecognized tax benefits during 2008. The Company recognizes interest and penalties, if incurred, related to unrecognized tax benefits as a component of income tax expense. This policy did not change as a result of the adoption of FIN 48.

        The Company conducts business globally and, as a result, files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions, including China, Mexico, Singapore, Thailand, Israel, Ireland and Malaysia. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. It is possible that the amount of the liability for unrecognized tax benefits may change within the next 12 months. In certain foreign jurisdictions, the Company has reached tentative settlement agreements with foreign tax authorities with respect to issues for which FIN 48 reserves have been previously established. Based on these tentative agreements, the Company expects the actual tax to be paid to these foreign jurisdictions will be less than what was previously reserved under FIN 48. Thus, the Company anticipates within the next twelve months, possibly as early as the first quarter of 2009, the Company will release unrecognized tax benefits in the amount of approximately $5.0 million to $6.0 million.

        In general, the Company is no longer subject to United States federal or state income tax examinations for years before 2003, except to the extent that tax attributes in these years were carried forward to years remaining open for audit, and to examinations for years prior to 2001 in its major foreign jurisdictions.

Note 18. Business Segment, Geographic and Customer Information

        SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Business Segment, Geographic and Customer Information (Continued)

performance. As a result of the sale of its PC Business, the Company has only one reportable segment. The PC Business sold by the Company included certain logistics and other services which were not part of the PC reportable segment in prior years.

        Information by geographic segment was as follows:

	Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
	(In thousands)
Net sales
Domestic	$2,180,069	$2,435,840	$2,610,104
International	5,022,334	4,701,953	5,035,014

Total	$7,202,403	$7,137,793	$7,645,118

Operating income (loss)
Domestic	$(444,371)	$(1,060,141)	$(52,019)
International	60,211	37,080	80,556

Total	$(384,160)	$(1,023,061)	$28,537

Depreciation and amortization:
Domestic	$35,179	$42,096	$49,015
International	61,641	75,098	89,582

Total	$96,820	$117,194	$138,597

Capital expenditures:
Domestic	$26,820	$27,968	$31,410
International	94,658	60,390	107,785

Total	$121,478	$88,358	$139,195

	As of
	September 27, 2008	September 29, 2007
	(In thousands)
Long-lived assets (excludes goodwill, intangibles and deferred tax assets):
Domestic	$214,165	$219,180
International	428,906	426,978

Total	$643,071	$646,158

        Sales are attributable to the country in which the product is manufactured. Sales generated from operations in Mexico was $1.3 billion, $1.2 billion and $1.3 billion for 2008, 2007 and 2006, respectively. Sales generated from operations in China was approximately $1.2 billion, $0.9 billion and $0.8 billion for 2008, 2007 and 2006, respectively. No other foreign country's sales exceeded 10% of the Company's total net sales. Long-lived assets related to the Company's operations in Mexico represented 18.6% and 20.3% of consolidated long-lived assets as of September 27, 2008 and September 29, 2007, respectively.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Business Segment, Geographic and Customer Information (Continued)

Long-lived assets related to the Company's operations in China represented 12.6% and 12.3% of consolidated long-lived assets as of September 27, 2008 and September 29, 2007, respectively. No other foreign country's assets represented more than 10% of consolidated long-lived assets as of September 27, 2008 or September 29, 2007.

        A small number of customers generate a significant portion of the Company's net sales. Sales to the Company's ten largest customers represented 48.2%, 48.4% and 49.7% for 2008, 2007 and 2006, respectively. For 2008 and 2006, no customer represented 10% or more of net sales. For 2007, one customer represented 10.4% of net sales.

Note 19. Other Income (Expense), Net

        Other income (expense), net was $3.6 million, $23.7 million and $(16.5) million in 2008, 2007 and 2006, respectively. The following table summarizes the major components of other income (expense), net (in millions):

	Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
Foreign exchange gains/(losses)	$3.5	$2.0	$(3.9)
Interest rate swap losses	—	—	(9.0)
Gain from fixed asset disposals	0.3	19.0	0.6
Gain (loss) from investments	(0.5)	2.1	(2.8)
Other, net	0.3	0.6	(1.4)

Total	$3.6	$23.7	$(16.5)

        The decrease in other income (expense), net from $23.7 million in 2007 to $3.6 million in 2008 was primarily attributable to more asset sales in 2007, whereby $16.5 million in gains were realized from the sale of previously restructured manufacturing facilities and equipment and a $2.5 million gain was realized from the sale of one of the Company's manufacturing operations.

        The increase in other income (expense), net from $(16.5) million in 2006 to $23.7 million in 2007 was primarily attributable to increased asset sales in 2007 as discussed above. Additionally, in 2006, the Company terminated its interest rate swap upon redemption of its 10.375% Notes.

Note 20. Discontinued Operations

        The Company's PC Business serviced three customers, one of whom transitioned its business 2008 to a new third-party contract manufacturing provider as a result of the Company's decision to exit the PC Business. The remaining portion of the Company's PC Business was sold in two separate transactions, as described below.

  Foxteq Transaction

        On February 17, 2008, the Company entered into an Asset Purchase and Sale Agreement ("Purchase Agreement") with Foxteq Holdings, Inc. ("Foxteq"), pursuant to which Foxteq agreed to purchase certain assets of the Company's PC Business located in Hungary, Mexico and the United

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Discontinued Operations (Continued)

States for total consideration equal to the net book value of the assets being sold plus a specified premium. In addition, Foxteq agreed to pay the Company a contingent payment based on certain sales generated during the 12 months following the closing date of the transaction. The Foxteq transaction was completed on July 7, 2008.

        The Purchase Agreement contains customary representations, warranties and covenants of each party, and indemnification provisions whereby each party agreed to indemnify the other, subject to certain limitations, for breaches of representations and warranties, breaches of covenants and other matters. In addition, subject to certain conditions, the Purchase Agreement provides that the Company will reimburse Foxteq for certain severance obligations relating to employees terminated by Foxteq within three months following the closing of the transaction or if Foxteq terminates certain other employees within twelve months following the closing of the transaction. The Company will accrue for reimbursement of severance when payment is considered probable and estimable. The Company does not expect to incur material liabilities pursuant to these provisions.

  Lenovo Transaction

        On April 25, 2008, the Company entered into an Asset Purchase Agreement ("Purchase Agreement") with Lenovo (Singapore) Pte. Ltd. and Lenovo Centro Tecnologico, SdeRL de C.V. ("Lenovo"), pursuant to which Lenovo agreed to purchase certain assets and assume certain liabilities related to the Company's PC Business located in Monterrey, Mexico. The Lenovo transaction was completed on June 2, 2008.

        The Purchase Agreement contains customary representations, warranties, and indemnification provisions whereby each party agreed to indemnify the other for breaches of representations and warranties, breaches of covenants and other matters.

  Combined Transactions

        The Company received aggregate proceeds of $89.1 million and recorded a loss of $6.9 million, net of a write-off of the goodwill associated with the PC segment, with respect to both of these transactions. Additionally, the Company or its assignor agreed to provide certain transitional engineering, information technology and accounting services to the buyers for a period of approximately twelve months after the closing of the transactions. The Company does not expect consideration for such services to be material.

        Financial results of the PC Business reported as discontinued operations were as follows:

	Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
	(In thousands)
Revenue	$1,802,452	$3,246,461	$3,310,303

Income before taxes	$32,418	$21,124	$24,780
Provision for income taxes	$7,431	$14,288	$4,872

Net income	$24,987	$6,836	$19,908

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21. Subsequent Event

        In July 2008, the Board of Directors approved an amendment to the Company's certificate of incorporation that would permit the Company to effect a reverse split of its outstanding and authorized common stock within a range of one-for-three to one-for-ten, with the final ratio to be determined by the Board of Directors following stockholder approval. The stockholders approved this amendment at a special meeting of stockholders held on September 29, 2008. The Board has not yet determined whether to effect the reverse stock split or the ratio within the approved range. As of September 27, 2008, the Company had approximately 531.0 million shares of common stock outstanding.

        Should the Board implement the reverse stock split, the par value per share of the common stock will remain unchanged at $0.01 per share after the reverse stock split. As a result, on the effective date of the reverse split, the stated capital on the Company's consolidated balance sheet attributable to common stock will be reduced and the additional paid-in capital account will be increased by the amount by which the stated capital is reduced. Per share net income or loss will be increased because there will be fewer shares of the Company's common stock outstanding. The Company does not anticipate that any other accounting consequences, including changes to the amount of stock-based compensation expense to be recognized in any period, will arise as a result of the reverse stock split. Additionally, employee and director share and option grants will be adjusted proportionately as will the strike prices on all stock option grants.

        The Company announced on October 27, 2008 that its Board of Directors had approved a stock repurchase program covering up to 10% of its shares based on the closing stock price on October 29, 2008. Purchases under the program shall be made at prevailing market prices or in negotiated transactions off the market. The program shall continue through December 2009, unless otherwise determined by the Board of Directors.

 FINANCIAL STATEMENT SCHEDULE

        The financial statement Schedule II—VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SANMINA-SCI CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged (Credited) to Operations	Charges Utilized	Balance at End of Period
	(In thousands)
Allowances for Doubtful Accounts, Product Returns and Other Net Sales adjustments
Fiscal year ended September 30, 2006	$26,683	$(5,589)	$(915)	$20,179
Fiscal year ended September 29, 2007	$20,179	$3,186	$(6,636)	$16,729
Fiscal year ended September 27, 2008	$16,729	$(1,073)	$(722)	$14,934

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANMINA-SCI CORPORATION (Registrant)
By:	/s/ JURE SOLA Jure Sola Chairman and Chief Executive Officer

Date: November 24, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JURE SOLA Jure Sola	Chief Executive Officer and Director (Principal Executive Officer)	November 24, 2008
/s/ DAVID L. WHITE David L. White	Chief Financial Officer (Principal Financial Officer)	November 24, 2008
/s/ TODD SCHULL Todd Schull	Senior Vice-President and Corporate Controller (Principal Accounting Officer)	November 24, 2008
/s/ NEIL BONKE Neil Bonke	Director	November 24, 2008
/s/ JOSEPH BRONSON Joseph Bronson	Director	November 24, 2008
/s/ ALAIN COUDER Alain Couder	Director	November 24, 2008
/s/ JOHN P. GOLDSBERRY John P. Goldsberry	Director	November 24, 2008

Signature	Title	Date

/s/ JOSEPH LICATA Joseph Licata	Director	November 24, 2008
/s/ MARIO M. ROSATI Mario M. Rosati	Director	November 24, 2008
/s/ A. EUGENE SAPP, JR. A. Eugene Sapp, Jr.	Director	November 24, 2008
/s/ WAYNE SHORTRIDGE Wayne Shortridge	Director	November 24, 2008
/s/ JACQUELYN M. WARD Jacquelyn M. Ward	Director	November 24, 2008

 EXHIBIT INDEX

Exhibit Number		Description
3.1	(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.2	(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.3	(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.4	(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.5	(5)	Amended and Restated Bylaws of Sanmina-SCI Corporation adopted by the Board of Directors on September 8, 2008.
4.1	(6)	Preferred Stock Rights Agreement, dated as of May 17, 2001 between the Registrant and Wells Fargo National Bank, Minnesota, N.A., including the form of Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C.
4.2	(7)	Supplemental Indenture No. 3, dated as of October 7, 2005, to the Subordinated Indenture, by and among SCI Systems, Inc., Sanmina-SCI USA, Inc. and J.P. Morgan Trust Company, National Association, as trustee.
4.3	(8)	Subordinated Indenture dated March 15, 2000, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee ("Subordinated Indenture").
4.4	(9)	Supplemental Indenture No. 1, dated as of March 15, 2000, to the Subordinated Indenture, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee.
4.5	(10)	Supplemental Indenture No. 2, dated as of December 7, 2001, to the Subordinated Indenture, by and among SCI Systems, Inc., Sanmina Corporation, as Guarantor, and Bank One Trust Company, National Association, as Trustee.
4.6	(11)	Indenture, dated as of December 23, 2002, among the Registrant, the Guarantors Party thereto and State Street Bank and Trust Company California, N.A., as trustee.
4.7	(12)	First Supplemental Indenture, dated as of July 21, 2003, among Newisys, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.8	(13)	Second Supplemental Indenture, dated as of September 30, 2005, among Sanmina-SCI USA, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.9	(14)	Intercreditor Agreement, dated as of December 23, 2002, by and among, as second lien collateral trustees, LaSalle Business Credit, Inc., as collateral agent, State Street Bank and Trust Company of California, N.A. and each New First Lien Claimholder Representative which May become a party from time to time, and the Registrant.
4.10	(15)	Sanmina-SCI Corporation Second Lien Collateral Trust Agreement, dated as of December 23, 2002, by and among the Registrant, the subsidiaries of the Registrant party thereto and State Street Bank and Trust Company of California, N.A., as second lien collateral trustee.
4.11	(16)	Indenture, dated as of February 24, 2005, among the Registrant, the guarantors party thereto and U.S. Bank National Association, as trustee.
4.12	(17)	First Supplemental Indenture, dated as of September 30, 2005, among Sanmina-SCI USA, Inc., the Registrant and U.S. Bank National Association, as trustee.

Exhibit Number		Description
4.13	(18)	Second Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.
4.14	(19)	Indenture, dated as of February 15, 2006, among the Registrant, certain subsidiaries of the Registrant as guarantors there under and U.S. Bank National Association, as trustee.
4.15	(20)	First Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.
4.16	(21)	Amended and Restated Credit and Guaranty Agreement, dated as of December 16, 2005, among the Registrant, the guarantors party thereto, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent.
4.17	(22)	Amendment No.3 and Waiver to Amended and Restated Credit and Guaranty Agreement, dated as of December 29, 2006, among the Registrant, the guarantors party thereto, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent.
4.18	(23)	Amendment No. 4 to Amended and Restated Credit and Guaranty Agreement, dated as of June 5, 2007, by and among Registrant, each of the subsidiaries of Registrant party thereto, the lenders party thereto, Citibank, N.A., as collateral agent, and Bank of America, N.A., as Administrative Agent.
4.19	(24)	Indenture, dated as of June 12, 2007, among Registrant, the guarantors party thereto, and Wells Fargo Bank, National Association as trustee, relating to the Senior Floating Rate Notes due 2010.
4.20	(25)	Indenture, dated as of June 12, 2007, among Registrant, the guarantors party thereto, and Wells Fargo Bank, National Association as trustee, relating to the Senior Floating Rate Notes due 2014.
10.1	(26)	Amended 1990 Incentive Stock Plan.
10.2	(27)(28)	1999 Stock Plan.
10.3	(10)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.4	(29)	1995 Director Option Plan.
10.5	(30)	1996 Supplemental Stock Plan.
10.6	(31)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated July 1, 1998.
10.7	(32)	SCI Systems, Inc. 1994 Stock Option Incentive Plan.
10.8.	(33)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.9.	(34)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10.10	(35)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.11	(36)(28)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.12	(10)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.13	(10)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).

Exhibit Number		Description
10.14	(37)(28)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.15	(38)	2003 Employee Stock Purchase Plan.
10.16	(39)	Committed Account Receivable Purchase Agreement, dated April 1, 2005, between Sanmina-SCI UK Limited and Citibank International Plc.
10.17	(40)	Committed Account Receivable Purchase Agreement, dated April 1, 2005, between Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Citibank International Plc.
10.18	(41)	Revolving Receivables Purchase Agreement, dated as of September 23, 2005, among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft, Sanmina-SCI Systems de Mexico S.A. de C.V., as Originators, the Registrant and Sanmina-SCI UK Ltd., as Servicers, the banks and financial institutions party thereto from time to time, and Deutsche Bank AG New York, as Administrative Agent.
10.19	(42)	Randy Furr separation agreement.
10.20	(43)	Revolving Trade Receivables Purchase Agreement, dated as of September 21, 2007, among Sanmina-SCI Magyarorszag Elekronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, the Registrant, Sanmina-SCI UK Ltd., and Sanmina-SCI Israel Medical Ltd., as Servicers, the banks and financial institutions party thereto from time to time, and Deutsche Bank AG New York, as Administrative Agent.
10.21	(44)	Form of First Amendment to the Revolving Trade Receivables Purchase Agreement, dated as of September 21, 2007, among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, Sanmina-SCI Corporation and Sanmina-SCI UK Ltd., as Servicers, the several banks and other financial institutions or entities from time to time party thereto, as Purchasers, and Deutsche Bank AG New York Branch, as Administrative Agent, dated November 26, 2007.
10.22	(45)(28)	Employment Agreement dated as of August 28, 2007 by and between the Registrant and Joseph Bronson.
10.23	(46)(28)	Employment Agreement dated as of June 15, 2007 by and between the Registrant and Walter Hussey.
10.24	(47)(28)	Employment Agreement dated as of March 2, 2007 by and between the Registrant and Michael Tyler.
10.25	(48)	Asset Purchase and Sale Agreement dated February 17, 2008 by and among Sanmina-SCI Corporation, Sanmina-SCI USA Inc., SCI Technology, Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Sanmina-SCI Hungary Electronics Manufacturing Limited Liability Company, Sanmina-SCI Australia PTY LTD and Foxteq Holdings, Inc.
10.26	(49)	Amendment to Asset Purchase Agreement dated February 17, 2008 by and among Sanmina-SCI Corporation, Sanmina-SCI USA Inc., SCI Technology, Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Sanmina-SCI Hungary Electronics Manufacturing Limited Liability Company, Sanmina-SCI Australia PTY LTD and Foxteq Holdings, Inc., dated July 7, 2008.
10.27	(50)(28)	Description of fiscal 2008 Non-employee Directors Compensation Arrangements.
10.28	(51)(28)	Employment offer letter dated July 20, 2004 between Sanmina-SCI Corporation and David White.

Exhibit Number		Description
10.29	(52)	Asset Purchase Agreement dated April 25, 2008 by and among Sanmina-SCI USA Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Lenovo (Singapore) Pte.Ltd. and Lenovo Centro Tecnologico, SdeRL de C.V.
10.30	(53)	First Amendment Agreement, dated as of November 26, 2007 to the Revolving Trade Receivables Purchase Agreement dated as of September 21, 2007 among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, Sanmina-SCI Corporation and Sanmina-SCI UK Ltd, as Services, the several banks and other financial institutions or entities from time to time parties thereto, as Purchasers and Deutsche Bank AG New York Branch, as Administrative Agent.
10.31	(54)	Second Amendment Agreement, dated as of March 21, 2008 to the Revolving Trade Receivables Purchase Agreement dated as of September 21, 2007 among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, Sanmina-SCI Corporation and Sanmina-SCI UK Ltd, as Services, the several banks and other financial institutions or entities from time to time parties thereto, as Purchasers and Deutsche Bank AG New York Branch, as Administrative Agent.
10.32	(55)	Third Amendment Agreement, dated as of April, 30, 2008 to the Revolving Trade Receivables Purchase Agreement dated as of September 21, 2007 among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, Sanmina-SCI Corporation and Sanmina-SCI UK Ltd, as Services, the several banks and other financial institutions or entities from time to time parties thereto, as Purchasers and Deutsche Bank AG New York Branch, as Administrative Agent.
10.33	(56)(28)	Revised form of Officer and Director Indemnification Agreement.
10.34	(57)	Revolving Trade Receivables Purchase Agreement dated June 26, 2008 by and among, Sanmina-SCI Corporation, Deutsche Bank AG New York, as administrative agent, and Sanmina-SCI Magyarország Elektronikai Gyártó Kft, Sanmina Magyarország Elektrotechnikai Részegységgyártó Kft, Sanmina-SCI EMS Haukipudas OY, a limited liability company incorporated under the laws of the Republic of Finland, Sanmina-SCI Enclosure Systems OY, Sanmina-SCI Systems Singapore Pte. Ltd,, Sanmina-SCI Israel Medical Systems Ltd., Sanmina-SCI Systems Canada, Inc., Sanmina-SCI Systems (Thailand) Ltd., and Sanmina-SCI UK Ltd.
10.35	(58)(28)	Sanmina-SCI FY 2008 Corporate Annual G&A Short Term Incentive Plan.
10.36		Loan, Guaranty and Security Agreement, dated as of November 19, 2008, among Sanmina-SCI Corporation and certain of its subsidiaries as borrowers, Sanmina-SCI Systems (Canada) Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto from time to time as lenders and Bank of America, N.A., as agent for such lenders (filed herewith).
14.1		Sanmina-SCI Corporation Code of Business Conduct and Ethics (filed herewith).
21.1		Subsidiaries of the Registrant (filed herewith).
23.1		Consent of KPMG LLP, independent registered public accounting firm (filed herewith).

Exhibit Number		Description
31.1		Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	(59)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	(59)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

(4)
Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4 filed with the SEC on August 10, 2001.

(5)
Incorporated by reference to Exhibit 3.2 to Registrant's Form 8-K filed on September 12, 2008.

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

(11)
Incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(12)
Incorporated by reference to Exhibit 4.7.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(13)
Incorporated by reference to Exhibit 4.7.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(14)
Incorporated by reference to Exhibit 4.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(15)
Incorporated by reference to Exhibit 4.10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed February 11, 2003.

(16)
Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 24, 2005.

(17)
Incorporated by reference to Exhibit 4.13.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(18)
Incorporated by reference to Exhibit 4.13.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed January 3, 2007.

(19)
Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 15, 2006.

(20)
Incorporated by reference to Exhibit 4.14.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed January 3, 2007.

(21)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 22, 2005.

(22)
Incorporated by reference to Exhibit 4.15.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed January 3, 2007.

(23)
Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form 8-K filed June 6, 2007.

(24)
Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-K filed June 13, 2007.

(25)
Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form 8-K filed June 13, 2007.

(26)
Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-K, SEC File No. 000-21272, filed with the SEC on December 29, 1994.

(27)
Incorporated by reference to Exhibit 4.3 to the Registrant's Report on Form S-8, filed with the SEC on May 25, 1999.

(28)
Compensatory plan in which an executive officer or director participates.

(29)
Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.

(30)
Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.

(31)
Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed with the SEC on June 23, 2000.

(32)
Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(33)
Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(34)
Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(35)
Incorporated by reference to Exhibit 10.42 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.

(36)
Incorporated by reference to Exhibit 10.75 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008 filed August 4, 2008.

(37)
Incorporated by reference to Exhibit 10.74 to the Registrant's Form 10-Q for the fiscal quarter ended June 28, 2008 filed August 4, 2008.

(38)
Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on April 23, 2003.

(39)
Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005, filed on May 12, 2005.

(40)
Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005, filed on May 12, 2005.

(41)
Incorporated by reference to Exhibit 10.57 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(42)
Incorporated by reference to Exhibit 10.58 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed December 29, 2005.

(43)
Incorporated by reference to Exhibit 10.57 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed November 28, 2007.

(44)
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the fiscal quarter ended December 29, 2007 filed January 31, 2008.

(45)
Incorporated by reference to Exhibit 10.60 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed November 28, 2007.

(46)
Incorporated by reference to Exhibit 10.61 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed November 28, 2007.

(47)
Incorporated by reference to Exhibit 10.62 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed November 28, 2007.

(48)
Incorporated by reference to Exhibit 10.64 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed May 6, 2008.

(49)
Incorporated by reference to Exhibit 10.71 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed August 4, 2008.

(50)
Incorporated by reference to Exhibit 10.65 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed May 6, 2008.

(51)
Incorporated by reference to Exhibit 10.66 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed May 6, 2008.

(52)
Incorporated by reference to Exhibit 10.67 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed May 6, 2008.

(53)
Incorporated by reference to Exhibit 10.68 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed May 6, 2008.

(54)
Incorporated by reference to Exhibit 10.69 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed May 6, 2008.

(55)
Incorporated by reference to Exhibit 10.70 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed May 6, 2008.

(56)
Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed August 4, 2008.

(57)
Incorporated by reference to Exhibit 10.72 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed August 4, 2008.

(58)
Incorporated by reference to Exhibit 10.73 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed August 4, 2008.

(59)
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

QuickLinks

SANMINA-SCI CORPORATION
INDEX
PART I
  Item 1. Business
  Item 1A. Risk Factors Affecting Operating Results
  Item 1B. Unresolved Staff Comments
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
SANMINA-SCI CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
SANMINA-SCI CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SANMINA-SCI CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
SANMINA-SCI CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULE
SANMINA-SCI CORPORATION SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
EXHIBIT INDEX