Form 10-Q
period 2008-12-27
SANMINA-SCI CORP
filed 2009-02-02
CIK 897723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

or

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

Yes ☐            No ☒

As of January 28, 2009, there were 511,165,986 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 27,	September 27,
	2008	2008
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$796,774	$869,801
Accounts receivable, net of allowances of $13,002 and $14,934 at December 27, 2008 and September 27, 2008, respectively	892,107	986,312
Inventories	784,002	813,359
Prepaid expenses and other current assets	88,505	100,399
Assets held for sale	46,183	43,163
Total current assets	2,607,571	2,813,034
Property, plant and equipment, net	587,503	599,908
Other	145,244	117,785
Total assets	$3,340,318	$3,530,727
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$781,920	$908,151
Accrued liabilities	200,068	191,022
Accrued payroll and related benefits	111,032	139,522
Total current liabilities	1,093,020	1,238,695
Long-term liabilities:
Long-term debt	1,485,614	1,481,985
Other	135,426	114,089
Total long-term liabilities	1,621,040	1,596,074
Commitments and contingencies (Note 8)
Stockholders’ equity	626,258	695,958
Total liabilities and stockholders’ equity	$3,340,318	$3,530,727

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 27, 2008	December 29, 2007
	(Unaudited)
	(In thousands, except per share data)

Net sales	$1,419,264	$1,778,140
Cost of sales	1,335,466	1,649,211
Gross profit	83,798	128,929
Operating expenses:
Selling, general and administrative	62,987	89,078
Research and development	4,192	4,606
Amortization of intangible assets	1,650	1,650
Restructuring costs	9,235	6,779
Asset impairment	3,798	—
Total operating expenses	81,862	102,113

Operating income	1,936	26,816

Interest income	3,450	6,217
Interest expense	(29,183)	(35,363)
Other income (expense), net	553	(4,640)
Interest and other expense, net	(25,180)	(33,786)

Loss from continuing operations before income taxes	(23,244)	(6,970)
Provision for income taxes	2,029	2,483
Net loss from continuing operations	(25,273)	(9,453)
Income from discontinued operations, net of tax	—	17,369
Net income (loss)	$(25,273)	$7,916

Basic income (loss) per share from:
Continuing operations	$(0.05)	$(0.02)
Discontinued operations	$—	$0.03
Net income (loss)	$(0.05)	$0.01

Diluted income (loss) per share from:
Continuing operations	$(0.05)	$(0.02)
Discontinued operations	$—	$0.03
Net income (loss)	$(0.05)	$0.01

Weighted-average shares used in computing per share amounts:
Basic	523,316	529,652
Diluted	523,316	529,962

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 27, 2008	December 29, 2007
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(25,273)	$7,916
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23,490	27,707
Stock-based compensation expense	4,162	3,407
Proceeds from sales of accounts receivable	—	292,221
Non-cash restructuring costs	644	1,232
Benefit from doubtful accounts, product returns and other net sales adjustments	(1,799)	(682)
Deferred income taxes	1,973	(2,315)
Impairment of tangible and other intangible assets	3,798	—
Loss on extinguishment of debt	—	2,238
Other, net	(415)	305
Changes in operating assets and liabilities:
Accounts receivable	87,577	(322,605)
Inventories	21,608	(15,152)
Prepaid expenses and other assets	(533)	5,531
Accounts payable	(112,056)	139,448
Accrued liabilities and other long-term liabilities	(14,067)	(5,308)
Cash provided by (used in) operating activities	(10,891)	133,943
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of short-term investments	—	(34)
Purchases of long-term investments	(200)	—
Proceeds from maturities of short-term investments	—	97
Purchases of property, plant and equipment	(28,045)	(37,752)
Proceeds from sales of property, plant and equipment	275	26,650
Cash used in investing activities	(27,970)	(11,039)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	(24,290)	—
Repayment of long-term debt	—	(120,000)
Repurchases of common stock	(11,574)	—
Cash used in financing activities	(35,864)	(120,000)

Effect of exchange rate changes	1,698	4,869
Increase (decrease) in cash and cash equivalents	(73,027)	7,773
Cash and cash equivalents at beginning of period	869,801	933,424
Cash and cash equivalents at end of period	$796,774	$941,197

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,266	$13,272
Income taxes (excludes refunds of $1.3 million and $0.8 million for the three months ended December 27, 2008 and December 29, 2007, respectively)	$7,447	$5,959

See accompanying notes.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Sanmina-SCI Corporation (“Sanmina-SCI”, “we”, “our”, “us”, “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all normal recurring adjustments and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 27, 2008, included in the Company’s 2008 Annual Report on Form 10-K.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

During 2008, the Company sold its personal computing and associated logistics business (“PC Business”). Accordingly, the condensed consolidated statements of operations have been revised for all periods presented to reflect the PC Business as a discontinued operation. Unless otherwise noted, the following discussions in the notes to the condensed consolidated financial statements pertain to continuing operations.

Results of operations for the three months ended December 27, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. The Company reclassified $16.8 million from accounts receivable, net to accounts payable on the September 27, 2008 condensed consolidated balance sheet to conform to the current presentation. This amount represents net credit balances associated with customer claims and adjustments.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2009 will be 53 weeks. All references to years relate to fiscal years unless otherwise noted.

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standards (FAS) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, which provides guidance on an employers disclosures of a defined benefit pension or other postretirement plan. Specifically, employers are required to disclose information about fair value measurements of plan assets. FSP FAS 132(R)-1 will be effective for the Company in 2010.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under SFAS No. 133 and its related interpretations, fair value disclosures and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 will be effective for the Company for the three months ending March 28, 2009.

 In February 2008, the FASB issued FSP FAS 157-2, “The Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 will be effective at the beginning of 2010.

In December 2007, the FASB issued SFAS No. 141(R) (Revised 2007), “Business Combinations”. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS No. 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earnout provisions at fair value, measurement of equity securities issued at the date of close of the transaction and capitalization of in-process research and development related intangibles. SFAS No. 141(R) is effective for the Company’s business combinations for which the acquisition date is on or after the beginning of 2010.

Note 2. Stock-Based Compensation

Stock compensation expense was as follows:

	Three Months Ended
	December 27, 2008	December 29, 2007
	(In thousands)
Cost of sales	$1,865	$1,700
Selling, general & administrative	2,212	1,481
Research & development	85	97
Continuing operations	4,162	3,278
Discontinued operations	—	129
Total	$4,162	$3,407

	Three Months Ended
	December 27, 2008	December 29, 2007
	(In thousands)
Stock options	$2,468	$1,928
Restricted stock awards	183	(152)
Restricted stock units	1,511	1,502
Continuing operations	4,162	3,278
Discontinued operations	—	129
Total	$4,162	$3,407

The Company’s 1999 Stock Plan (“1999 Plan”) was terminated as to future grants on December 1, 2008. Although the 1999 Plan has been terminated, it will continue to govern all awards granted under it prior to its termination date.

On January 26, 2009, the Company’s stockholders approved the 2009 Incentive Plan and the reservation of 45.0 million shares of common stock for issuance thereunder.

Stock Options

Assumptions used to estimate the fair value of stock options granted were as follows:

	Three Months Ended
	December 27, 2008	December 29, 2007
Volatility	83.9%	57.9%
Risk-free interest rate	2.67%	3.87%
Dividend yield	0%	0%
Expected life of options	5.0 years	5.0 years

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value of In-The-Money Options
		($)	(Years)	($)
Outstanding, September 27, 2008	46,259,242	5.14	7.31	1,116,547
Granted	6,824,000	0.49
Exercised	—	—
Cancelled/Forfeited/Expired	(4,598,158)	9.42
Outstanding, December 27, 2008	48,485,084	4.08	7.80	—
Vested and expected to vest, December 27, 2008	42,304,226	4.35	7.63	—
Exercisable, December 27, 2008	19,602,568	6.86	6.15	—

The weighted-average grant date fair value of stock options granted during the three months ended December 27, 2008 and December 29, 2007 was $0.33 and $1.05, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company’s closing stock price on the date indicated.

As of December 27, 2008, there was $30.3 million of total unrecognized compensation expense related to stock options. This amount is expected to be recognized over a weighted average period of 3.92 years.

Restricted Stock Awards and Units

Activity with respect to the Company’s nonvested restricted stock awards and units was immaterial for the three months ended December 27, 2008. At December 27, 2008, unrecognized compensation expense related to restricted stock awards and units was $8.2 million, which is expected to be recognized over a weighted average period of 0.9 years.

Note 3. Income Tax

The Company’s effective tax rate on its loss from continuing operations for the three months ended December 27, 2008 and December 29, 2007 was 8.7% and 35.6%, respectively. The Company’s future effective income tax rate depends on various factors, such as the geographic composition of pre-tax income/(loss), implementation of tax planning strategies and possible outcomes of audits. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

As of September 27, 2008, the Company had net unrecognized tax benefits, including accrued interest, of $25.9 million, all of which, if recognized, would result in a reduction of the Company’s effective tax rate. During the three months ended December 27, 2008, the Company’s long-term liability for unrecognized tax benefits decreased $5.5 million, including $1.8 million of accrued interest, due to favorable conclusions with foreign tax authorities and increased $2.3 million for accruals related to current year tax positions and foreign exchange revaluation. Total cash payments and other offsets made in connection with the favorable conclusions discussed above were $1.6 million.

The Company’s policy is to classify interest and penalties on unrecognized tax benefits as income tax expense. The Company accrued $0.4 million of interest expense on unrecognized tax benefits for both the three months ended December 27, 2008 and December 29, 2007.

In general, the Company is no longer subject to United States of America or state income tax examinations for years before 2003, except to the extent that tax attributes in these years were carried forward to years remaining open for audit, and to examinations for years prior to 2001 in its major foreign jurisdictions.

The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Note 4. Inventories

Components of inventories were as follows:

	As of
	December 27, 2008	September 27, 2008
	(In thousands)
Raw materials	$548,677	$591,119
Work-in-process	112,909	106,784
Finished goods	122,416	115,456
Total	$784,002	$813,359

Note 5. Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting of comprehensive income and its components. Comprehensive income includes certain items that are reflected in stockholders’ equity, but not included in net income.

Other comprehensive income (loss) was as follows:

	Three Months Ended
	December 27, 2008	December 29, 2007
	(In thousands)
Net income (loss)	$(25,273)	$7,916
Other comprehensive income (loss):
Net unrealized loss on derivative financial instruments	(28,727)	(9,999)
Foreign currency translation adjustments	(7,199)	6,572
Changes in minimum pension liability, net of tax	(1,092)	(30)
Comprehensive income (loss)	$(62,291)	$4,459

The net unrealized loss on derivative financial instruments for the three months ended December 27, 2008 is primarily related to interest rate swap agreements associated with certain long-term debt. These swap agreements are being accounted for as cash flow hedges; accordingly, changes in fair value of the swap agreements are recorded in other comprehensive income and recognized in earnings when the hedged interest expense is recognized.

Foreign currency translation adjustments were primarily attributable to the strengthening of the U.S. dollar against the Euro, British Pound, and other foreign currencies.

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	December 27, 2008	September 27, 2008
	(In thousands)
Foreign currency translation adjustments	$75,104	$82,303
Unrealized holding losses on derivative financial instruments	(51,994)	(23,267)
Unrecognized net actuarial loss and unrecognized transition cost related to pension plans	(4,351)	(3,259)
Total	$18,759	$55,777

Note 6. Earnings Per Share

Basic and diluted amounts per share are calculated by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended
	December 27, 2008	December 29, 2007
	(In thousands, except per share data)
Numerator:
Net loss from continuing operations	$(25,273)	$(9,453)
Net income from discontinued operations, net of tax	—	17,369
Net income (loss)	$(25,273)	$7,916

Denominator:
Weighted average number of shares—basic and diluted
—Basic	523,316	529,652
—Diluted	523,316	529,962

Basic income (loss) per share from:
—Continuing operations	$(0.05)	$(0.02)
—Discontinued operations	$—	$0.03
—Net income (loss)	$(0.05)	$0.01

Diluted income (loss) per share from:
—Continuing operations	$(0.05)	$(0.02)
—Discontinued operations	$—	$0.03
—Net income (loss)	$(0.05)	$0.01

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect:

	Three Months Ended
	December 27, 2008	December 29, 2007
Potentially dilutive securities:
Employee stock options	46,444,415	43,140,076
Restricted awards and units	3,644,142	4,667,689
Total anti-dilutive shares	50,088,557	47,807,765

As of December 27, 2008, all of the Company’s outstanding stock options and restricted awards and units were anti-dilutive under SFAS No. 128, “Earnings Per Share”, either because the exercise price was less than the Company’s stock price or the application of the treasury stock method resulted in an anti-dilutive effect. Therefore, had the Company reported net income instead of a net loss for the three months ended December 27, 2008, none of the 50.1 million potentially dilutive securities would have been included in the calculation of diluted earnings per share.

Note 7. Debt

Long-term debt consisted of the following:

	As of
	December 27, 2008	September 27, 2008
	(In thousands)
$300 Million Senior Floating Rate Notes due 2010	$180,000	$180,000
$300 Million Senior Floating Rate Notes due 2014	300,000	300,000
8.125% Senior Subordinated Notes due 2016	600,000	600,000
6.75% Senior Subordinated Notes due 2013	400,000	400,000
Interest Rate Swaps at estimated fair value	5,614	1,985
Total long-term debt	$1,485,614	$1,481,985

On November 19, 2008, the Company terminated its revolving credit facility and entered into a new credit facility. In connection with the termination of the revolving credit facility, the Company also terminated an interest rate swap associated with its 6.75% Senior Subordinated Notes due 2013 (“6.75% Notes”). As a result of terminating the swap, the Company was required to discontinue hedge accounting for the terminated swap and the remaining three swaps designated under SFAS 133 as hedges of the 6.75% Notes. These swaps were being accounted for as fair value hedges. At the date hedge accounting was discontinued, the swaps had a fair value of $5.7 million, which will be amortized to interest expense over the remaining life of the debt. During the period from November 22, 2008 through December 27, 2008 (period during which hedge accounting was discontinued), changes in the fair value of the swaps were recorded in other income and expense, and resulted in a $5.1 million gain. Since the remaining interest rate swaps have not been re-designated as hedging instruments, the interest rate exposure on the Company’s 6.75% Notes will change from a variable rate of LIBOR plus a spread ranging from 2.23% to 2.25% to a fixed rate of 6.75%.

New Credit Facility. On November 19, 2008, the Company entered into a Loan, Guaranty and Security Agreement, among the Company, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for such lenders.

The new credit facility provides for a $135 million secured revolving credit facility, subject to a reduction of between $25 million and $50 million depending on the amount of the Company’s borrowing base. The new credit facility has an initial $50 million letter of credit sublimit. As of December 27, 2008, no loans and $23.6 million of letters of credit were outstanding under this agreement. The facility may be increased by an additional $200 million upon obtaining additional commitments from the lenders then party to the new credit facility or new lenders. The new credit facility expires on the earlier of (i) the date that is 90 days prior to the maturity date of the 2010 Notes or the 6.75% Notes, in each case if such notes are not repaid, redeemed, defeased, refinanced or reserved for under the borrowing base under the new credit facility prior to such date or (ii) November 19, 2013 (the “Maturity Date”).

Loans may be advanced under the new credit facility based on eligible accounts receivable and inventory balances. If at any time the aggregate principal amount of the loans outstanding plus the face amount of undrawn letters of credit under the new credit facility exceed the borrowing base then in effect, the Company must make a payment or post cash collateral (in the case of letters of credit) in an amount sufficient to eliminate such excess.

Loans under the new credit facility bear interest, at the Company’s option, at a rate equal to LIBOR or a base rate equal to Bank of America, N.A.’s announced prime rate, in each case plus a spread. A commitment fee accrues on any unused portion of the commitments under the new credit facility at a rate per annum based on usage. Principal, together with accrued and unpaid interest, is due on the Maturity Date.

The Company’s obligations under the new credit facility are secured by (1) all U.S. and Canadian accounts receivable (with automatic lien releases occurring at time of sale of each accounts receivable transaction for those customers included in the U.S. factoring facility); (2) all U.S. and Canadian deposit accounts (except accounts used for collections for certain transactions); (3) all U.S. and Canadian inventory and associated obligations and documents; and (4) a 65% pledge of the capital stock of certain subsidiaries of the Company.

The Company is currently subject to covenants that, among other things, place certain limitations on the Company’s ability to incur additional debt, make investments, pay dividends, and sell assets. The Company was in compliance with these covenants as of December 27, 2008.

Note 8. Commitments and Contingencies

Litigation and other contingencies. From time to time, the Company is a party to litigation, claims and other contingencies, including environmental matters and examinations and investigations by government agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies”, or other applicable accounting standards. As of December 27, 2008, the Company had reserves of $28.6 million for these matters, which the Company believes is adequate. Such reserves are included in accrued liabilities or other long-term liabilities on the condensed consolidated balance sheet.

As of December 27, 2008, the Company was in the process of remediating environmental contamination at one of its sites in the United States of America. The Company expects to incur costs of $10.7 million for assessment, testing, remediation and restoration of this site. Actual costs could differ from the amount estimated upon completion of this process. To date, $4.8 million of such costs have been incurred. The Company intends to sell this site upon completion of its remediation efforts. Costs incurred in connection with the remediation activities have been capitalized to the extent the estimated fair value of the site exceeds its carrying cost.

Warranty Reserve.  The following tables present information with respect to the warranty reserve, which is included in accrued liabilities in the condensed consolidated balance sheets:

Balance as of			Balance as of
September 27,	Additions to	Accrual	December 27,
2008	Accrual	Utilized	2008
(in thousands)
$18,974	$2,415	$(4,444)	$16,945

Balance as of			Balance as of
September 29,	Additions to	Accrual	December 29,
2007	Accrual	Utilized	2007
(in thousands)
$23,094	$5,172	$(6,172)	$22,094

Note 9. Restructuring Costs

Costs associated with restructuring activities, other than those activities related to business combinations, are accounted for in accordance with SFAS No. 146,”Accounting for Costs Associated with Exit or Disposal Activities”, or SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”, as applicable. Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable based on the Company’s policy with respect to severance payments. For all other restructuring costs, a liability is recognized in accordance with SFAS No. 146 only when incurred. Costs associated with restructuring activities related to business combinations are accounted for in accordance with EITF 95-3,”Recognition of Liabilities in Connection with a Purchase Business Combination”.

2009 Restructuring Plan

During the three months ended December 27, 2008, the Company initiated a restructuring plan as a result of the slowdown in the global electronics industry and the worldwide economy. The plan was designed to reduce excess capacity and affected facilities across all services offered in the Company’s global manufacturing organization. In connection with actions taken to date under this plan, the Company recorded restructuring charges of $7.0 million for employee termination benefits, of which $2.2 million was utilized during the period and $4.8 million is expected to be paid during 2009. These benefits were provided for approximately 800 employees. Additionally, the Company incurred and utilized $0.5 million of costs related to closure of facilities under this plan during the three months ended December 27, 2008.

Restructuring Plans — Prior Years

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were implemented in prior years:

	Employee	Leases and	Impairment
	Termination /	Facilities	of Fixed
	Severance and	Shutdown and	Assets or
	Related	Consolidation	Redundant Fixed
	Benefits	Costs	Assets
	Cash	Cash	Non-Cash	Total
		(In thousands)
Balance at September 30, 2006	21,349	9,804	—	31,153
Charges (recovery) to operations	35,169	11,195	(831)	45,533
Charges recovered (utilized)	(47,873)	(12,132)	831	(59,174)
Reversal of accrual	(2,505)	(441)	—	(2,946)
Balance at September 29, 2007	6,140	8,426	—	14,566
Charges to operations	64,126	16,519	2,456	83,101
Charges utilized	(45,248)	(19,765)	(2,456)	(67,469)
Reversal of accrual	(833)	(892)	—	(1,725)
Balance at September 27, 2008	24,185	4,288	—	28,473
Discontinued operations	5,607	—	—	5,607
Balance at September 27, 2008, including discontinued operations	29,792	4,288	—	34,080
Charges to operations	3,222	1,989	644	5,855
Charges utilized	(11,651)	(2,587)	(644)	(14,882)
Reversal of accrual	(4,067)	(44)	—	(4,111)
Balance at December 27, 2008	$17,296	$3,646	$—	$20,942

During the three months ended December 27, 2008, the Company recorded restructuring charges for employee termination benefits for approximately 500 employees. In connection with restructuring actions the Company has already implemented under these restructuring plans, the Company expects to pay remaining facilities related restructuring liabilities of $3.6 million through 2010, and the majority of severance costs of $17.3 million through 2009.

All Restructuring Plans

In connection with all of the Company’s restructuring plans, restructuring costs of $25.7 million were accrued as of December 27, 2008, of which $24.8 million was included in accrued liabilities and $0.9 million was included in other long-term liabilities on the condensed consolidated balance sheet.

Note 10. Business Segment, Geographic and Customer Information

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. The Company operates in one segment.

Information by geographic segment was as follows:

	Three Months Ended
	December 27, 2008	December 29, 2007
	(In thousands)
Net sales
Domestic	$387,838	$579,567
International	1,031,426	1,198,573
Total	$1,419,264	$1,778,140

Operating income (loss)
Domestic	$(16,594)	$11,077
International	18,530	15,739
Total	$1,936	$26,816

Note 11. Financial Instruments

The Company partially adopted SFAS No. 157, “Fair Value Measurements”, at the beginning of 2009 for all financial assets and financial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 requires new disclosures that establish a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company considers the principal or most advantageous market in which it would transact, and considers assumptions that market participants would use when pricing an asset or liability when determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value. The Company has elected to defer the adoption of non-financial assets and liabilities in accordance with FSP FAS 157-2 “Effective Date of FASB Statement No. 157”. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations, cash flows or financial position for the three months ended December 27, 2008.

Fair Value Hierarchy

The fair value hierarchy for disclosure of fair value measurements under SFAS No. 157 is as follows:

Level 1:

Observable inputs that reflect quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 1 assets and liabilities consist of money market fund deposits, time deposits and marketable debt and equity instruments.

Level 2:

Inputs that reflect quoted prices, other than quoted prices included in Level 1, that are observable for the assets or liabilities, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in less active markets; or inputs that are derived principally from or corroborated by observable market data by correlation.

Level 3:	Inputs that are unobservable to the valuation methodology which are significant to the measurement of the fair value of assets or liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information as of December 27, 2008 with respect to assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using				Presentation in the Condensed Consolidated Balance Sheet
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Cash and cash equivalents	Prepaid expenses and other current assets	Accrued liabilities	Other assets	Other long-term liabilities
Assets:
Money Market Funds	$319,511	$—	$—	$319,511	$319,511	$—	$—	$—	$—
Mutual Funds	—	2,623	—	2,623	—	—	—	2,623	—
Time Deposits	106,300	—	—	106,300	91,811	—	—	14,489	—
Corporate Bonds	—	2,786	—	2,786	—	—	—	2,786	—
Derivatives: Interest Rate Swaps (Fair Value Hedges)	—	9,566	—	9,566	—	—	—	9,566	—
Derivatives: Foreign Currency Forward Contracts	—	5,720	—	5,720	—	5,720	—	—	—
Total assets measured at fair value	$425,811	$20,695	$—	$446,506	$411,322	$5,720	$—	$29,464	$—

Liabilities:
Derivatives: Interest Rate Swaps (Cash Flow Hedges)	—	(52,210)	—	(52,210)	—	—	—	—	(52,210)
Derivatives: Foreign Currency Forward Contracts	—	(13,193)	—	(13,193)	—	—	(13,193)	—	—
Total liabilities measured at fair value	$—	$(65,403)	$—	$(65,403)	$—	$—	$(13,193)	$—	$(52,210)

The Company has elected to use the income approach to value derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, LIBOR basis spreads (if any swaps are not 3 month LIBOR), interest rates, forward rates and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. SFAS No. 157 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its board of directors that allow participants to defer payment of part or all of their compensation. These plans are accounted for in accordance with EITF Issue 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”. Assets and liabilities associated with these plans are recorded as other non-current assets and other long-term liabilities in the condensed consolidated balance sheets. The Company’s results of operation are not affected by these plans since changes in the fair value of the assets are offset by changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the above table.

Note 12. Stock Repurchase Program

On October 27, 2008, the Company’s Board of Directors authorized the Company to spend up to approximately $35 million on share repurchases. Purchases of common shares shall be made at prevailing market prices or in negotiated transactions off the market. The authorization is effective through December 2009. During the three months ended December 27, 2008, the Company repurchased 21.0 million shares of its common stock for a total of $11.6 million, including commissions.

Note 13. Subsequent Events

On January 14, 2009, one of the Company’s customers, Nortel Networks, filed a petition for reorganization under bankruptcy law.  As a result, the Company performed an analysis to quantify its potential exposure considering factors such as which legal entities of the customer are included in the bankruptcy reorganization, future demand from Nortel Networks and administrative claim priority. Based on its analysis, the Company estimated a maximum exposure of approximately $20.0 million related to outstanding accounts receivable and on-hand inventory. The Company considered collectibility of accounts receivable and determined that certain amounts may not be collectible. Therefore, the Company deferred recognition of revenue in the amount of $5.0 million for shipments made during the three months ended December 27, 2008. Additionally, the Company determined that certain inventory balances may not be recoverable and provided a reserve for such inventories in the amount of $5.0 million during the three months ended December 27, 2008. The Company’s estimates are subject to change as additional information becomes available.

On January 26, 2009, the Company’s stockholders approved the 2009 Incentive Plan and the reservation of 45.0 million shares of common stock for issuance thereunder.

On January 30, 2009, the Company received termination notices from two of its counterparties exercising their right pursuant to embedded call options to cancel interest rate swaps, totaling $175 million in aggregate notional principal, associated with the Company’s 6.75% Notes. In connection with the termination of the swaps, the Company expects to receive a payment consisting of a call premium of $5.9 million plus accrued interest on March 1, 2009. These terminations will not have a material effect on the Company’s consolidated statement of operations for the three months ending March 27, 2009.

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

Recently, the business environment has become challenging due to adverse worldwide economic conditions. These conditions have slowed global economic growth and have resulted in recessions in many countries, including in the U.S, Europe and certain countries in Asia. As a consequence, many of the industries to which we provide products have recently experienced significant financial difficulty, with some entities filing for bankruptcy. Such significant financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand of these financially distressed customers, the potential inability of these companies to make full payment on amounts owed to us, or both.

We exited our PC and associated logistics services business (“PC Business”) in 2008, and have reflected this business as a discontinued operation in the condensed consolidated statements of operations for all prior periods presented.

Unless otherwise noted, all references to our operating results in this Management’s Discussion and Analysis of Financial Condition and Results of Operations pertain only to our continuing operations and all references to years refer to our fiscal years ending on the last Saturday of each year closest to September 30. Fiscal 2009 will be a 53 week year.

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented 47.5% and 47.3% of our net sales for the three months ended December 27, 2008 and December 29, 2007, respectively. No customer represented 10% or more of our net sales for either of these periods.

We typically generate a significant portion of our net sales from international operations. During the first quarter of 2009 and 2008, 72.7% and 67.4%, respectively, of our net sales were derived from non-U.S. operations. The concentration of international operations has resulted from a desire on the part of many of our customers to source production in lower cost locations such as Asia, Latin America and Eastern Europe. We expect this trend to continue.

Historically, we have had substantial recurring sales to existing customers. We generally do not obtain firm, long-term commitments from our customers. Orders are placed by our customers using purchase orders, some of which are governed by supply agreements. These agreements generally have terms ranging from three to five years and cover the manufacture of a range of products. Under these agreements, a customer typically agrees to purchase its requirements for particular products in particular geographic areas from us. These agreements generally do not obligate the customer to purchase minimum quantities of products.

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

For a complete description of our key critical accounting policies and estimates, refer to our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 24, 2008.

Results of Operations

Key operating results

	Three Months Ended
	December 27, 2008	December 29, 2007
	(In thousands of dollars)
Net sales	1,419,264	1,778,140
Gross profit	83,798	128,929
Operating income	1,936	26,816
Net loss from continuing operations	(25,273)	(9,453)
Income from discontinued operations, net of tax	—	17,369
Net income (loss)	(25,273)	7,916

Net loss from continuing operations includes restructuring costs of $9.2 million and $6.8 million for the three months ended December 27, 2008 and December 29, 2007, respectively.  Additionally, net loss for the three months ended December 27, 2008 includes a $10 million reduction in gross profit associated with Nortel Networks’ petition for reorganization under bankruptcy law.

Key performance measures

	Three Months Ended
	December 27, 2008	September 27, 2008	December 29, 2007
Days sales outstanding(1)	57	51	53
Inventory turns(2)	6.8	7.7	6.7
Accounts payable days(3)	53	52	57
Cash cycle days(4)	57	46	50

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

Net Sales

Net sales decreased 20.2%, from $1.8 billion in the first quarter of 2008 to $1.4 billion in the first quarter of 2009. The decrease was primarily the result of the weakening economy which reduced demand across most of our end markets. For example, sales decreased $135 million in our communications end market, $103 million in our high-end computing end market, $81 million in our multi-media end market and $41 million in our automotive defense and aerospace and industrial and semiconductor capital equipment end markets.

Gross Margin

Gross margin decreased from 7.3% in the first quarter of 2008 to 5.9% in the first quarter of 2009. The decrease was primarily a result of significantly lower business volume in the first quarter of 2009, as discussed above, and adjustments recorded in the first quarter of 2009 related to a petition for reorganization under bankruptcy law by one of our customers, Nortel Networks. These adjustments reduced gross profit by $10 million. The adverse items above were partially offset by a change in estimate related to the recovery rate we apply to excess and obsolete inventory, reduced by $1.6 million of new excess and obsolete inventory reserves, which together resulted in a $4.6 million increase in gross profit.

We expect gross margins to continue to fluctuate based on overall production and shipment volumes and changes in the mix of products demanded by our major customers. Fluctuations in our gross margins may also be caused by a number of other factors, including (a) greater competition in EMS and pricing pressures from OEMs due to greater focus on cost reduction; (b) provisions for excess and obsolete inventory that we are not able to charge back to a customer or sales of inventories previously written down; (c) changes in operational efficiencies; (d) pricing pressure on electronic components resulting from economic conditions in the electronics industry, with EMS companies competing more aggressively on cost to obtain new or maintain existing business; and (e) our ability to transition manufacturing and assembly operations to lower cost regions in an efficient manner.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses decreased $26.1 million, from $89.1 million in the first quarter of 2008 to $63.0 million in the first quarter of 2009. As a percentage of net sales, selling, general and administrative expenses decreased to 4.4% in the first quarter of 2009 from 5.0% in the first quarter of 2008. The decrease was primarily attributable to cost reduction initiatives across the Company. We expect to implement additional cost reduction initiatives in future quarters that should enable us to maintain or reduce expenses from the level achieved in the first quarter of 2009.

Research and Development

Research and development expenses decreased $0.4 million, from $4.6 million in the first quarter of 2008 to $4.2 million in the first quarter of 2009. The decrease was primarily a result of cost reduction initiatives. Research and development expense as a percentage of net sales remained consistent at 0.3% for both the first quarter of 2009 and 2008.

Restructuring costs

Costs associated with restructuring activities, other than those activities related to business combinations, are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, or SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”, as applicable. Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable based on our severance policy with respect to severance payments. For all other restructuring costs, a liability is recognized in accordance with SFAS No. 146 only when incurred. Costs associated with restructuring activities related to business combinations are accounted for in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”.

2009 Restructuring Plan

During the first quarter of 2009, we initiated a restructuring plan as a result of the slowdown in the global electronics industry and worldwide economy. The plan was designed to reduce excess capacity and affected facilities across all services offered in our global manufacturing organization. We expect actions under this plan to increase our gross and operating margins and be cash positive over a 12 — 24 month period as cash outlays for severance and facility closures will be recovered by cost savings and asset sales resulting from actions under the plan. In connection with actions taken to date under this plan, we recorded restructuring charges of $7.0 million for employee termination benefits, of which $2.2 million was utilized during the period and $4.8 million is expected to be paid during 2009. These benefits were provided for approximately 800 employees. Additionally, we incurred $0.5 million of costs related to closure of facilities under this plan in the first quarter of 2009.

Restructuring Plans — Prior Years

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were implemented in prior fiscal years:

	Employee Termination / Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Fixed Assets or Redundant Fixed Assets
	Cash	Cash	Non-Cash	Total
	(In thousands)
Balance at September 30, 2006	21,349	9,804	—	31,153
Charges (recovery) to operations	35,169	11,195	(831)	45,533
Charges recovered (utilized)	(47,873)	(12,132)	831	(59,174)
Reversal of accrual	(2,505)	(441)	—	(2,946)
Balance at September 29, 2007	6,140	8,426	—	14,566
Charges to operations	64,126	16,519	2,456	83,101
Charges utilized	(45,248)	(19,765)	(2,456)	(67,469)
Reversal of accrual	(833)	(892)	—	(1,725)
Balance at September 27, 2008	24,185	4,288	—	28,473
Discontinued operations	5,607	—	—	5,607
Balance at September 27, 2008, including discontinued operations	29,792	4,288	—	34,080
Charges to operations	3,222	1,989	644	5,855
Charges utilized	(11,651)	(2,587)	(644)	(14,882)
Reversal of accrual	(4,067)	(44)	—	(4,111)
Balance at December 27, 2008	$17,296	$3,646	$—	$20,942

During the first quarter of 2009, we recorded restructuring charges for employee termination benefits for approximately 500 employees. In connection with restructuring actions we have already implemented under these restructuring plans, we expect to pay remaining facilities related restructuring liabilities of $3.6 million through 2010, and the majority of severance costs of $17.3 million through 2009. We have substantially completed our actions under these prior year restructuring plans.

All Restructuring Plans

In connection with all of our restructuring plans, restructuring costs of $25.7 million were accrued as of December 27, 2008, of which $24.8 million was included in accrued liabilities and $0.9 million was included in other long-term liabilities on the condensed consolidated balance sheet.

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

Asset Impairment

During the first quarter of 2009, we recorded an impairment charge of $3.8 million related to a decline in the fair value of certain properties held for sale. No such charges were recorded in the first quarter of 2008.

Interest Income and Expense

Interest income decreased from $6.2 million in the first quarter of 2008 to $3.5 million in the first quarter of 2009. The decrease is primarily attributable to lower interest rates in the first quarter of 2009 as a result of weakening economic conditions and uncertainty and volatility in the financial markets.

Interest expense decreased to $29.2 million in the first quarter of 2009, from $35.4 million in the first quarter of 2008. The decrease is primarily attributable to a significant decrease in LIBOR during the first quarter of 2009 as a result of uncertainty and volatility in the financial markets and a lower average variable rate debt balance in the first quarter of 2009 as a result of the redemption of $120 million of debt near the end of the first quarter of 2008.

Other Income (Expense), net

Other income (expense), net was $0.6 million for the first quarter of 2009 and $(4.6) million for the first quarter of 2008. The following table presents the major components of other income (expense), net:

	Three Months Ended
	December 27, 2008	December 29, 2007
	(In thousands)
Foreign exchange losses	$(636)	$(2,749)
Loss on extinguishment of debt	—	(2,238)
Other, net	1,189	347
Total other income (expense), net	$553	$(4,640)

The decrease in foreign exchange losses in the first quarter of 2009 is primarily the result of the U.S. dollar strengthening against the Euro, which caused net favorable gains in our European subsidiaries.

During the first quarter of 2008, we redeemed $120 million of debt that was due in 2010. In connection with this redemption, $2.2 million of deferred financing fees were expensed.

On November 21, 2008, an interest rate swap agreement having a notional principal amount of $100 million was terminated. As a result, we were required to discontinue hedge accounting for the terminated swap and the remaining three interest rate swaps designated under SFAS 133 as hedges of our 6.75% Notes. During the period from November 22, 2008 through December 27, 2008 (period during which hedge accounting was discontinued), a gain of $5.1 million was recorded to reflect the change in the fair value of the interest rate swaps during that period. This gain was partially offset by a decrease of $2.8 million in the fair market value of our deferred compensation plan assets that resulted from volatile conditions in the financial markets. These items are reflected in “Other, net” in the table above.

Provision for Income Taxes

We estimate our annual effective tax rate at the end of each quarterly period. Our estimate takes into account our expected annual pre-tax income (loss), the geographic mix of our pre-tax income/(loss), implementation of tax planning strategies and possible outcomes of audits. To the extent there are fluctuations in any of these variables during a period, our provision for income taxes may vary. Our provision for income tax expense was $2.0 million for the three months ended December 27, 2008, compared to $2.5 million for the three months ended December 29, 2007.

Liquidity and Capital Resources

	Three Months Ended
	December 27, 2008	December 29, 2007
	(Unaudited)
	(In thousands)
Net cash provided by (used in):
Operating activities	$(10,891)	$133,943
Investing activities	(27,970)	(11,039)
Financing activities	(35,864)	(120,000)
Effect of exchange rate changes	1,698	4,869
Increase (decrease) in cash and cash equivalents	$(73,027)	$7,773

Cash and cash equivalents were $796.8 million at December 27, 2008 and $869.8 million at September 27, 2008. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, the extent of sales of accounts receivable, borrowings under credit facilities and other factors.

Net cash provided by (used in) operating activities was $(10.9) million and $133.9 million in the first quarter of 2009 and 2008, respectively. During the first quarter of 2009, accounts payable decreased $112.1 million due to lower business volume and accrued and other long-term liabilities decreased $14.1 million due primarily to bonus payouts and vacation usage. Those cash usages were offset by decreases of $87.6 million and $21.6 million in accounts receivable and inventory, respectively, resulting primarily from lower business volume. Working capital was $1.5 billion and $1.6 billion at December 27, 2008 and September 27, 2008, respectively.

Net cash used in investing activities was $28.0 million and $11.0 million for the first quarter ended 2009 and 2008, respectively. During the first quarter of 2009, we paid $28.0 million for property, plant and equipment.

Net cash used in financing activities was $35.9 million and $120.0 million for the first quarter ended 2009 and 2008, respectively. During the first quarter of 2009, we repurchased 21.0 million shares of our common stock for a total of $11.6 million, including commissions. Additionally, we posted collateral of $24.3 million in the form of cash against certain of our collateralized obligations.

Other Liquidity Matters.

Current weak economic conditions and tightening of credit markets have increased the risk of delinquent or uncollectible accounts receivable. Additionally, such factors have negatively affected our sales, net income and operating cash flows. We expect this trend to continue in the near term.

On January 14, 2009, one of our customers, Nortel Networks, filed a petition for reorganization under bankruptcy law. As a result, we performed an analysis to quantify our potential exposure, considering factors such as which legal entities of the customer are included in the bankruptcy reorganization, future demand from Nortel Networks, and administrative and reclamation claim priority. Based on our analysis, we estimated a maximum exposure of approximately $20 million related to outstanding accounts receivable and on-hand inventory. We considered collectibility of accounts receivable and determined that certain amounts may not be collectible. Therefore, we deferred recognition of revenue in the amount of $5.0 million for shipments made in the first quarter of 2009. Additionally, we determined that certain inventory balances may not be recoverable and provided a reserve for such inventories in the amount of $5.0 million in the first quarter of 2009. Our estimates are subject to change as additional information becomes available.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental matters and examinations and investigations by government agencies. As of December 27, 2008, we had reserves of $28.6 million related to such matters. We may not be able to accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters. For further information regarding legal proceedings, see Part II, Item 1. Legal Proceedings.

We have entered into, and continue to enter into, various transactions that periodically require collateral. These obligations have historically arisen from customs, import/export, VAT, utility services, debt financing, foreign exchange contracts and interest rate swaps. We have collateralized, and may from time to time collateralize, such obligations as a result of counterparty requirements or for economic reasons.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, and repayments of obligations under outstanding indebtedness. Our primary sources of liquidity include cash of $796.8 million, our $135 million credit facility, under which we were eligible to borrow $86.3 million as of December 27, 2008, our accounts receivable sales program, pursuant to which the maximum face amount of accounts receivable that may be outstanding at any time under this program is $250 million, and cash generated from operations. There were no amounts outstanding under our accounts receivable sales program as of December 27, 2008.

Our debt agreements currently contain a number of restrictive covenants, including prohibitions on incurring additional debt, making investments and other restricted payments, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. We were in compliance with these covenants as of December 27, 2008. However, we may be required to seek waivers or amendments to certain covenants for our debt instruments if we are unable to comply with the requirements of the covenants in the future. We may not be able to obtain such waivers or amendments on terms acceptable to us or at all, and, in such case, these covenants could materially adversely impact our ability to conduct our business or carry out our restructuring plans.

Our next debt maturity is in 2010, at which time $180 million of debt matures. Our next debt maturity thereafter is in 2013. We may, however, consider early redemptions of our debt in future periods. In addition to our existing covenant requirements, future debt financing may require us to comply with financial ratios and covenants. Equity financing, if required, may result in dilution to stockholders.

We announced on October 27, 2008 that our Board of Directors had approved a stock repurchase program covering up to 10% of our shares based on our closing stock price on October 29, 2008, which equates to repurchases of approximately $35.0 million. Purchases under the program shall be made at prevailing market prices or in negotiated transactions off the market. The program shall continue through December 2009, unless otherwise determined by the Board of Directors. During the first quarter of 2009, we repurchased 21.0 million shares of our common stock for a total of $11.6 million, including commissions.

We believe our existing cash resources and other sources of liquidity, together with cash generated from operations, planned sales of assets and sales of accounts receivable under our factoring arrangements will be sufficient to meet our working capital requirements through at least the next 12 months. Should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposures to market risk for changes in interest rates relate primarily to certain of our outstanding debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. We invest in high quality credit issuers and, by policy, limit the amount of principal exposure with any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default and market risk.

We seek to mitigate default risk by investing in high quality credit securities and by positioning our investment portfolio to respond to a significant reduction in credit rating of any investment issuer, guarantor or depository. We seek to mitigate market risk by limiting the principal and investment term of funds held with any one issuer and by investing funds in marketable securities with active secondary or resale markets. As of December 27, 2008, we had no short-term investments.

As a result of the termination of an interest rate swap in November 2008, and the related discontinuance of hedge accounting for the remaining three interest rate swaps associated with our 6.75% Notes, approximately $5.7 million, representing the fair value of the swaps on the date hedge accounting was discontinued, will be amortized as a reduction to interest expense over the remaining life of the debt.

On June 12, 2007, we issued $300 million aggregate principal amount of 2014 Notes. We also entered into interest rate swap agreements with two independent swap counterparties to hedge our interest rate exposures related to our 2014 Notes. The swap agreements, with an aggregate notional amount of $300 million that expires in 2014, effectively convert the variable interest rate obligation to a fixed interest rate obligation and are accounted for as cash flow hedges under SFAS No. 133, subject to periodic assessment of effectiveness. Under the terms of the swap agreements, we pay the independent swap counterparties a fixed rate of 5.594%. In exchange, our swap counterparties pay us an interest rate equal to the three-month LIBOR. These swap agreements effectively fix the interest rate on our 2014 Notes at 8.344% through 2014. At December 27, 2008 and September 27, 2008, $53.6 million and $22.9 million has been recorded in other long-term liabilities to record the fair value of the interest rate swap agreements, with a corresponding decrease to accumulated other comprehensive income, on the condensed consolidated balance sheets. Over the next 12 months, we expect to amortize approximately $12.6 million to interest expense. Amounts in accumulated other comprehensive income (loss) will be reclassified when the hedged interest expense is realized in the condensed consolidated statement of operations. The ineffective portion of the hedges was not material for the first quarter of 2009.

As of December 27, 2008, we have floating rate debt instruments in the amount of $180 million. An immediate 10% change in interest rates would result in an increase or decrease in interest expense of $0.9 million.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Brazil, Canada and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less. Further, these contracts are not designated as part of a hedging relationship in accordance with SFAS No. 133. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the condensed consolidated statements of operations. At December 27, 2008 and September 27, 2008, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $330.4 million and $341.6 million, respectively. The net impact of an immediate 10% change in exchange rates would not be material to our condensed consolidated financial statements.

We also utilize foreign currency forward and option contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from forecasted sales, cost of sales and expenses denominated in currencies other than the functional currency. These contracts are typically less than 12 months in duration. Further, these contracts are accounted for as cash flow hedges under SFAS No. 133, subject to periodic assessment of effectiveness. The effective portion of changes in the fair value of the contracts is recorded in stockholders’ equity as a separate component of accumulated other comprehensive income and is recognized in the condensed consolidated statement of operations when the hedged item affects earnings. The ineffective portion of the hedges was not material for the first quarter of 2009. We had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $12.1 million and $49.3 million at December 27, 2008 and September 27, 2008, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) were effective as of December 27, 2008 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding timely disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a so-called “nominal defendant” party to multiple shareholder derivative lawsuits that were filed following our June 9, 2006 announcement that we had initiated an internal inquiry into our historical stock option administration practices. In particular, five separate shareholder derivative actions have been filed and consolidated into a single proceeding pending in the United States of America District Court for the Northern District of California, captioned In re Sanmina-SCI Corporation Derivative Litigation, Master File No. C-06-3783-JF. The first of these consolidated actions was filed June 15, 2006. A consolidated complaint was filed on October 30, 2006. In addition, three related shareholder derivative actions have been filed and consolidated into a single proceeding pending in Superior Court for the State of California, County of Santa Clara, captioned In re Sanmina-SCI Corporation Derivative Action, Master File No. 1-06-CV-071786. A consolidated complaint was filed on August 17, 2007.

In all of these actions, the derivative plaintiffs allege that they are our shareholders and purport to bring the actions on our behalf and for our benefit. This is why we are a “nominal defendant” party to each of these actions; no relief is sought against us in these lawsuits and any recovery (net of any court award of attorneys’ fees and costs to derivative plaintiffs’ counsel) would belong to us. As previously disclosed, the list of defendants varies from action to action and includes 29 different current and former directors and officers of the Company. The derivative plaintiffs allege generally that the individual defendants manipulated the grant dates of our stock options between 1994 and 2006, allegedly in breach of duties owed to us and our shareholders, causing us to report our financial results inaccurately and resulting in harm to us. Plaintiffs seek money damages against the individual defendants, an accounting for damages allegedly caused by the individual defendants, disgorgement of profits allegedly improperly obtained by the defendants, and various other types of equitable and injunctive relief. In August 2006, our Board of Directors created a Special Litigation Committee and vested that committee with the full authority on our behalf to investigate the claims asserted by the derivative plaintiffs, and to determine what action should be taken with respect to the shareholder derivative actions including without limitation whether we should pursue claims against the named defendants or other persons. The Special Litigation Committee’s investigation is substantially concluded although it has not yet issued a formal report. The parties conducted mediation in March 2008 and have signed a Memorandum of Understanding memorializing a resolution of the litigations in light of the Special Litigation Committee’s tentative conclusions. A preliminary settlement approval hearing is presently scheduled in the federal case for February 27, 2009. However, we cannot provide any assurance that this hearing will not be rescheduled or that it will result in a settlement in these actions. Although the shareholder derivative lawsuits do not seek damages or other relief against us, we do owe certain indemnification obligations to our current and former directors, officers and employees involved with the stock option-related proceedings, particularly to the extent that individuals are found not to have engaged in any wrongdoing.

Additionally, the Securities and Exchange Commission and the United States Attorney for the Northern District of California have been conducting investigations into our historical stock option administration practices. The Securities and Exchange Commission has notified us that it has closed its investigation. We continue to cooperate fully with the U.S. Attorney’s investigation.

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

Item 1A. Risk Factors Affecting Operating Results

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors Affecting Operating Results” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2008, which have not materially changed other than as set forth below.

Continued adverse market conditions in the electronics industry could reduce our future sales and earnings per share.

Recently, the business environment in the electronics industry has become challenging due to adverse worldwide economic conditions.  There has been an erosion of global consumer confidence amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed global economic growth and have resulted in recessions in many countries, including in the U.S, Europe and certain countries in Asia. The conditions have resulted, and may result in the future, in our customers delaying purchases of the products we manufacture for them and our customers placing purchase orders for lower volumes of products than previously experienced or anticipated. We cannot accurately predict future levels of demand for our customers’ electronics products. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows, which could be less than past results.

If these economic conditions continue to persist or worsen, in addition to our customers or potential customers reducing or delaying orders, a number of other negative effects on our business could result, including the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, increase our need for cash, and decrease our net revenue and profitability.

Many of the industries to which we provide products have recently experienced significant financial difficulty, with some of the participants filing for bankruptcy.  Such significant financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand of these financially distressed customers, the potential inability of these companies to make full payment on amounts owed to us, or both. For example, on January 14, 2009, one of our customers, Nortel Networks, filed a petition for reorganization under bankruptcy law. As a result, we performed an analysis to quantify our potential exposure considering factors such as which legal entities of the customer are included in the bankruptcy reorganization, future demand from Nortel Networks and administrative claim priority. Based on our analysis, we estimated a maximum exposure of approximately $20.0 million related to outstanding accounts receivable and on-hand inventory. We considered collectibility of accounts receivable and determined that certain amounts may not be collectible. Therefore, we deferred recognition of revenue in the amount of $5.0 million for shipments made during the first quarter of 2009. Additionally, we determined that certain inventory balances may not be recoverable and provided a reserve for such inventories in the amount of $5.0 million during the first quarter of 2009. Our estimates are subject to change as additional information becomes available, and, as a result, could be adjusted higher in the future.

We may be unable to obtain sufficient financing to maintain or expand our operations, which may cause our stock price to fall and reduce the business our customers and vendors do with us.

In order to allow us to better manage our working capital requirements, we entered into a five-year $135 million credit facility in November 2008, which may be expanded by $200 million, subject to obtaining additional lender commitments and increasing the borrowing base required under the facility. Should we need additional sources of liquidity above and beyond such facility, we cannot be certain that financing will be available on acceptable terms or at all. In addition, although we seek high quality counterparties for our financing arrangements, there can be no assurance that any such counterparty will be able to provide credit when and as required by our current or future financing arrangements. If additional financing, including an expansion of the existing credit facility, is not available when required, our ability to maintain or increase our rates of production, expand our manufacturing capacity or refinance our outstanding debt will be harmed, which could cause our stock price to fall and reduce our customers’ and vendors’ willingness to do business with us.

If we are unable to comply with the covenants in our credit arrangements, our outstanding debt could become immediately payable.

Our debt agreements contain a number of restrictive covenants, including prohibitions on incurring additional debt, making investments and other restricted payments, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. In addition, such agreements include affirmative covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under the new credit facility would not be allowed. If our cash is utilized to repay outstanding debt, we could experience an immediate and significant reduction in working capital available to operate our business.

We rely on a small number of customers for a substantial portion of our sales, and declines in sales to these customers would reduce our net sales and net income.

Most of our sales are generated by a small number of customers. Sales to our ten largest customers represented 47.5% of our net sales during the first quarter of 2009. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks related to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in their business, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could adversely affect our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would reduce our net sales and net income.

Our stock price may continue to decline, which could cause our stock to be delisted from the NASDAQ Global Select Market.

Between September 30, 2008 and December 31, 2008, our stock price fell approximately 66% to $0.47 per share. The rules of the NASDAQ Global Select Market require that listed companies maintain a minimum price of $1.00 per share. Although NASDAQ has waived such requirement through April 20, 2009, the waiver may not be extended beyond this date. Our stockholders have approved an amendment to our certificate of incorporation that would permit us to effect a reverse split of our outstanding and authorized common stock within a range of one-for-three to one-for-ten in order to increase the stock price above this level when and if the rule waiver expires. However, the effect of a reverse split upon the market price of our common stock cannot be predicted with any certainty. The market price of our common stock is primarily driven by other factors unrelated to the number of shares outstanding, including our current and expected future performance, conditions in the EMS industry and stock market conditions generally. Therefore, it is possible that the per share price of our common stock after the reverse split, if implemented by the Board, will not rise in proportion to the reduction in the number of shares of our common stock outstanding resulting from the reverse stock split, in which case our stock could be delisted from the NASDAQ Global Select Market.

We are subject to risks arising from our international operations.

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 72.7% of our net sales from non-U.S. operations during the first quarter of 2009, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

•                  the imposition of government controls;

•                  difficulties in obtaining or complying with export license requirements;

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

•                  difficulties in obtaining export licenses;

•                  excess costs associated with reducing employment or shutting down facilities;

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

Additionally, certain foreign jurisdictions restrict the amount of cash that can be transferred to the United States of America or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant penalties and/or taxes to repatriate these funds.

To respond to competitive pressures and customer requirements, we may further expand internationally in lower cost locations, particularly in Asia, Eastern Europe and Latin America. As we pursue continued expansion in these locations, we may incur additional capital expenditures. In addition, the cost structure in certain countries that are now considered to be favorable may increase as economies develop or as such countries join multinational economic communities or organizations, causing local wages to rise. As a result, we may need to continue to seek out new locations with lower costs and the employee and infrastructure base to support electronics manufacturing. We cannot assure you that we will realize the anticipated strategic benefits of our international operations or that our international operations will contribute positively to our operating results.

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

We have incurred significant expenses related to restructuring of our operations in the past. For example, we have moved, and we intend to continue moving, our operations from higher-cost to lower-cost locations to meet customer requirements. In addition, we have incurred unanticipated costs related to the transfer of operations to lower-cost locations, including costs related to integrating new facilities, managing operations in dispersed locations and realigning our business processes. We also have incurred costs related to workforce reductions, work stoppages and labor unrest resulting from the closure of our facilities in higher cost locations. We expect to be required to record additional charges related to restructuring activities in the future, but cannot predict the timing or amount of such charges. In addition, we expect actions under our 2009 restructuring plan to increase our gross and operating margins and be cash positive over a 12 – 24 month period as cash outlays for severance and facility closures will be recovered by cost savings and asset sales resulting from actions under the plan. However, we cannot provide any assurance that such outlays will not exceed the cost savings due to the possibility of future changes in the scope of restructuring activities or failure to realize anticipated proceeds from asset sales.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding our repurchases of our common stock during the three months ended December 27, 2008.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
Month #1
September 28, 2008 through October 25, 2008	—	$—	—	$—
Month #2
October 26, 2008 through November 22, 2008	21,006,503	$0.54	21,006,503	$23,621,000
Month #3
November 23, 2008 through December 27, 2008	—	—	—	—
Total	21,006,503	$0.54	21,006,503	$23,621,000

(1) All months shown are our fiscal months.

On October 27, 2008, our Board of Directors authorized us to spend up to approximately $35 million on share repurchases. Purchases shall be made at prevailing market prices or in negotiated transactions off the market. The authorization is effective through December 2009. In addition, we may from time to time offer to repurchase certain of our long-term debt outstanding, subject to compliance with the restrictive covenants contained in our debt agreements and upon prevailing discounts available in the market.

Our debt agreements contain a number of restrictive covenants, including prohibitions on incurring additional debt, making investments and other restricted payments, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions.

Item 6. Exhibits

(a)       Exhibits

Refer to item (c) below.

(c)          Exhibits

Exhibit Number	Description
3.5(1)	Amended and Restated Bylaws of Sanmina-SCI Corporation adopted by the Board of Directors on December 1, 2008.

10.34(2)

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

10.36(3)

Loan, Guaranty and Security Agreement, dated as of November 19, 2008, among Sanmina-SCI Corporation and certain of its subsidiaries as borrowers, Sanmina-SCI Systems (Canada) Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto from time to time as lenders and Bank of America, N.A., as agent for such lenders.

10.37(4)(5)	2009 Incentive Plan.

10.38

Credit and Security Agreement dated as of November 24, 2008 by and among Sanmina SPV LLC, the lenders named therein and Deutsche Bank AG, New York Branch, as administrative agent and collateral agent (filed herewith).

10.39	Receivables Transfer and Contribution Agreement entered into as of November 24, 2008 by and between Sanmina SPV LLC and Sanmina-SCI Corporation (filed herewith).

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

32.1(6)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2(6)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)          Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2008.

(2)          Incorporated by reference to Exhibit 10.72 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the Securities and Exchange Commission on August 4, 2008.

(3)          Incorporated by reference to Exhibit 10.36 to the Registrant’s Report on Form 10-K for the fiscal year ended September 27, 2008, filed with the SEC on November 24, 2008.

(4)          Compensatory plan in which an executive officer or director participates.

(5)          Incorporated by reference to Exhibit 10.37 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2009.

(6)          This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SANMINA-SCI CORPORATION

SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANMINA-SCI CORPORATION
(Registrant)

	By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer

Date: February 2, 2009

	By:	/s/ DAVID L. WHITE
David L. White
Executive Vice President and
Chief Financial Officer

Date: February 2, 2009

EXHIBIT INDEX

Exhibit Number	Description
3.5(1)	Amended and Restated Bylaws of Sanmina-SCI Corporation adopted by the Board of Directors on December 1, 2008.

10.34(2)

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

10.36(3)

Loan, Guaranty and Security Agreement, dated as of November 19, 2008, among Sanmina-SCI Corporation and certain of its subsidiaries as borrowers, Sanmina-SCI Systems (Canada) Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto from time to time as lenders and Bank of America, N.A., as agent for such lenders.

10.37(4)(5)	2009 Incentive Plan.

10.38

Credit and Security Agreement dated as of November 24, 2008 by and among Sanmina SPV LLC, the lenders named therein and Deutsche Bank AG, New York Branch, as administrative agent and collateral agent (filed herewith).

10.39	Receivables Transfer and Contribution Agreement entered into as of November 24, 2008 by and between Sanmina SPV LLC and Sanmina-SCI Corporation (filed herewith).

31.1

Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a),as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1(6)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2(6)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)          Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2008.

(2)          Incorporated by reference to Exhibit 10.72 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the Securities and Exchange Commission on August 4, 2008.

(3)          Incorporated by reference to Exhibit 10.36 to the Registrant’s Report on Form 10-K for the fiscal year ended September 27, 2008, filed with the SEC on November 24, 2008.

(4)          Compensatory plan in which an executive officer or director participates.

(5)          Incorporated by reference to Exhibit 10.37 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2009.

(6)          This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.