Form 10-Q
period 2009-03-28
SANMINA-SCI CORP
filed 2009-05-05
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of April 29, 2009, there were 488,403,939 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 28,	September 27,
	2009	2008
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$851,497	$869,801
Accounts receivable, net of allowances of $13,654 and $14,934 at March 28, 2009 and September 27, 2008, respectively	710,087	986,312
Inventories	706,024	813,359
Prepaid expenses and other current assets	69,743	100,399
Assets held for sale	46,121	43,163
Total current assets	2,383,472	2,813,034
Property, plant and equipment, net	574,692	599,908
Other	132,321	117,785
Total assets	$3,090,485	$3,530,727
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$679,484	$908,151
Accrued liabilities	149,611	191,022
Accrued payroll and related benefits	98,389	139,522
Total current liabilities	927,484	1,238,695
Long-term liabilities:
Long-term debt	1,451,623	1,481,985
Other	99,339	114,089
Total long-term liabilities	1,550,962	1,596,074
Commitments and contingencies (Note 8)
Stockholders’ equity	612,039	695,958
Total liabilities and stockholders’ equity	$3,090,485	$3,530,727

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,195,107	$1,817,431	$2,614,371	$3,595,571
Cost of sales	1,126,517	1,692,786	2,461,983	3,341,997
Gross profit	68,590	124,645	152,388	253,574
Operating expenses:
Selling, general and administrative	57,055	79,336	120,042	168,414
Research and development	4,720	4,253	8,912	8,859
Amortization of intangible assets	1,023	1,650	2,673	3,300
Restructuring costs	15,574	48,019	24,809	54,798
Asset impairment	3,384	—	7,182	—
Total operating expenses	81,756	133,258	163,618	235,371

Operating income (loss)	(13,166)	(8,613)	(11,230)	18,203

Interest income	1,829	5,229	5,279	11,446
Interest expense	(28,112)	(31,611)	(57,295)	(66,974)
Other income (expense), net	4,923	4,272	5,476	(368)
Interest and other expense, net	(21,360)	(22,110)	(46,540)	(55,896)

Loss from continuing operations before income taxes	(34,526)	(30,723)	(57,770)	(37,693)
Provision for income taxes	3,012	9,214	5,041	11,697
Net loss from continuing operations	(37,538)	(39,937)	(62,811)	(49,390)
Income from discontinued operations, net of tax	—	15,523	—	32,892
Net loss	$(37,538)	$(24,414)	$(62,811)	$(16,498)

Basic and diluted income (loss) per share from:
Continuing operations	$(0.07)	$(0.08)	$(0.12)	$(0.09)
Discontinued operations	$—	$0.03	$—	$0.06
Net loss	$(0.07)	$(0.05)	$(0.12)	$(0.03)

Weighted average shares used in computing per share amounts	500,718	530,747	512,459	530,200

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 28, 2009	March 29, 2008
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(62,811)	$(16,498)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	44,781	52,045
Stock-based compensation expense	8,488	7,285
Non-cash restructuring costs	1,770	1,910
Provision for doubtful accounts, product returns and other net sales adjustments	(1,141)	921
Deferred income taxes	2,899	(3,281)
Impairment of assets and long-term investments	8,182	—
(Gain)/loss on extinguishment of debt	(13,490)	2,237
Other, net	(585)	(186)
Changes in operating assets and liabilities:
Accounts receivable	266,942	821
Inventories	96,996	55,991
Prepaid expenses and other assets	25,805	255
Accounts payable	(209,319)	(44,394)
Accrued liabilities and other long-term liabilities	(82,320)	18,521
Cash provided by operating activities	86,197	75,627
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of long-term investments	(200)	—
Net proceeds from maturities of short-term investments	—	10,906
Purchases of property, plant and equipment	(44,691)	(73,419)
Proceeds from sales of property, plant and equipment	588	26,939
Cash paid for businesses acquired, net of cash acquired	—	(4,264)
Cash used in investing activities	(44,303)	(39,838)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	(25,380)	—
Repayments of long-term debt	(19,597)	(120,000)
Repurchases of common stock	(19,196)	—
Cash used in financing activities	(64,173)	(120,000)
Effect of exchange rate changes	3,975	11,337
Decrease in cash and cash equivalents	(18,304)	(72,874)
Cash and cash equivalents at beginning of period	869,801	933,424
Cash and cash equivalents at end of period	$851,497	$860,550
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$53,724	$63,474
Income taxes (excludes refunds of $1.8 million and $2.8 million for the six months ended March 28, 2009 and March 29, 2008, respectively)	$16,575	$15,342

See accompanying notes.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Sanmina-SCI Corporation (“Sanmina-SCI”, “we”, “our”, “us”, “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all normal recurring and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 27, 2008, included in the Company’s 2008 Annual Report on Form 10-K.

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

Results of operations for the six months ended March 28, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. The Company reclassified $16.8 million from accounts receivable, net to accounts payable on the September 27, 2008 condensed consolidated balance sheet to conform to the current presentation. This amount represents net credit balances associated with customer claims and adjustments.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2009 will be 53 weeks, with the additional week included in the fourth quarter. All references to years relate to fiscal years unless otherwise noted.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standards (FAS) 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies”. An acquirer will recognize at fair value, at the acquisition date, an asset acquired or a liability assumed that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value cannot be determined during the measurement period, an asset or liability shall be recognized at the acquisition date if (i) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (ii) the amount of the asset or liability can be reasonably estimated. FSP FAS 141(R)-1 will be effective for the Company’s business combinations for which the acquisition date is on or after the beginning of 2010.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance in evaluating certain factors that are indicative of a significant decrease in the volume and level of activity for an asset or liability when compared to normal market activity. Additionally, this statement clarifies the circumstances to consider when evaluating whether a transaction is not orderly, in which quoted prices may not be determinative of fair value. FSP FAS 157-4 will be effective for the Company for the three months ending June 27, 2009. The Company is currently assessing the impact of FSP FAS 157-4 on its results of operations and financial position.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires disclosures about fair value of financial instruments for interim reporting periods, including disclosures of how the carrying amount relates to the assets or liabilities reported in the statement of financial position and the methods and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 and APB 28-1 will be effective for the Company for the three months ending June 27, 2009.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Specifically, employers are required to disclose information about investment policies and strategies, categories of plan assets, fair value measurement of plan assets and significant concentrations of credit risk. FSP FAS 132(R)-1 will be effective for the Company in 2010.

 In February 2008, the FASB issued FSP FAS 157-2, “The Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 will be effective for the Company in 2010 and is expected to apply only to assets held for sale.

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

Note 2. Stock-Based Compensation

Stock compensation expense was as follows:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(In thousands)
Cost of sales	$2,000	$1,581	$3,865	$3,281
Selling, general & administrative	2,237	2,077	4,449	3,557
Research and development	89	80	174	177
Continuing operations	4,326	3,738	8,488	7,015
Discontinued operations	—	140	—	270
Total	$4,326	$3,878	$8,488	$7,285

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(In thousands)
Stock options	$2,482	$2,027	$4,949	$3,954
Restricted stock awards	43	209	227	57
Restricted stock units	1,801	1,502	3,312	3,004
Continuing operations	4,326	3,738	8,488	7,015
Discontinued operations	—	140	—	270
Total	$4,326	$3,878	$8,488	$7,285

The Company’s 1999 Stock Plan (“1999 Plan”) was terminated as to future grants on December 1, 2008. Although the 1999 Plan has been terminated, it will continue to govern all awards granted under it prior to its termination date. On January 26, 2009, the Company’s stockholders approved the 2009 Incentive Plan and the reservation of 45.0 million shares of common stock for issuance thereunder.

At March 28, 2009, an aggregate of 102.1 million of shares were authorized for future issuance under the Company's stock plans, which include stock options, stock purchase rights and restricted stock awards and units.  A total of 39.6 million shares of common stock were available for grant under the Company's stock plans as of March 28, 2009. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

Stock Options

Assumptions used to estimate the fair value of stock options granted were as follows:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Volatility	73.0%	60.2%	78.5%	59.1%
Risk-free interest rate	1.65%	2.91%	2.16%	3.39%
Dividend yield	0%	0%	0%	0%
Expected life of options	5.0 years	5.0 years	5.0 years	5.0 years

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value of In-The-Money Options
		($)	(Years)	($)
Outstanding, September 27, 2008	46,259,242	5.14	7.31	1,116,547
Granted	6,824,000	0.49
Cancelled/Forfeited/Expired	(4,598,158)	9.42
Outstanding, December 27, 2008	48,485,084	4.08	7.80	—
Exercisable, December 27, 2008	19,602,568	6.86	6.15	—
Granted	5,710,950	0.30
Cancelled/Forfeited/Expired	(2,494,241)	3.00
Outstanding, March 28, 2009	51,701,793	3.71	7.78	399,344
Vested and expected to vest, March 28, 2009	45,053,238	3.98	7.62	313,984
Exercisable, March 28, 2009	20,633,779	6.46	6.12	—

The weighted-average grant date fair value of stock options granted during the three and six months ended March 28, 2009 was $0.18 and $0.26, respectively. The weighted-average grant date fair value of stock options granted during the three and six months ended March 29, 2008 was $0.76 and $0.90, respectively. No stock options were exercised during these periods. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company’s closing stock price on the date indicated.

As of March 28, 2009, there was $27.7 million of total unrecognized compensation expense related to stock options. This amount is expected to be recognized over a weighted average period of 3.9 years.

Restricted Stock Awards

Activity with respect to the Company’s nonvested restricted stock awards was immaterial for the three and six months ended March 28, 2009. At March 28, 2009, unrecognized compensation expense related to restricted stock awards was immaterial.

Restricted Stock Units

The Company grants restricted stock units to executive officers, directors and certain management employees. These units vest over periods ranging from one to four years. The units are automatically exchanged for shares of common stock at the vesting date. Compensation expense associated with these units is recognized ratably over the vesting period.

At March 28, 2009, unrecognized compensation expense related to restricted stock units was $6.7 million, and is expected to be recognized over a weighted average period of eleven months.

Activity with respect to the Company’s nonvested restricted stock units was as follows:

	Number of Shares	Weighted- Grant Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		($)	(Years)	($)
Non-vested restricted stock units at September 27, 2008	4,826,490	3.53	1.15	7,915,444
Vested	(40,000)	1.63
Cancelled	(78,000)	3.72
Non-vested restricted stock units at December 27, 2008	4,708,490	3.55	0.91	2,265,835
Granted	1,565,520	0.30
Vested	(1,265,841)	2.97
Cancelled	(413,083)	2.57
Non-vested restricted stock units at March 28, 2009	4,595,086	2.68	0.89	1,700,182
Non-vested restricted stock units expected to vest at March 28, 2009	3,538,216	2.68	0.89	1,309,140

Note 3. Income Tax

The Company’s effective tax rate for the three and six months ended March 28, 2009 was 8.7%, compared to 30.0% for the three months ended March 29, 2008 and 31.0% for the six months ended March 29, 2008. The Company’s future effective income tax rate depends on various factors, such as the geographic composition of pre-tax income/(loss), implementation of tax planning strategies and possible outcomes of audits. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

As of September 27, 2008, the Company had a long-term liability for net unrecognized tax benefits, including accrued interest, of $25.9 million, all of which, if recognized, would result in a reduction of the Company’s effective tax rate. During the three months ended March 28, 2009, the Company’s liability decreased $1.8 million due primarily to favorable conclusions with foreign tax authorities and foreign currency revaluation. The Company’s liability decreased $6.2 million for the six months ended March 28, 2009 due primarily to favorable conclusions with foreign tax authorities and payments made in connection with such matters, offset partially by accruals for current year tax positions.

The Company’s policy is to classify interest and penalties on unrecognized tax benefits as income tax expense. Such amounts were not material for the three or six months ended March 28, 2009 and March 29, 2008.

In general, the Company is no longer subject to United States of America federal or state income tax examinations for years before 2003, except to the extent that tax attributes in these years were carried forward to years remaining open for audit, and to examinations for years prior to 2001 in its major foreign jurisdictions.

The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Note 4. Inventories

Components of inventories were as follows:

	As of
	March 28, 2009	September 27, 2008
	(In thousands)
Raw materials	$510,735	$591,119
Work-in-process	91,936	106,784
Finished goods	103,353	115,456
Total	$706,024	$813,359

Note 5. Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting of comprehensive income and its components. Comprehensive income includes certain items that are reflected in stockholders’ equity, but not included in net income.

Other comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(In thousands)
Net loss	$(37,538)	$(24,414)	$(62,811)	$(16,498)
Other comprehensive income (loss):
Foreign currency translation adjustments	(775)	8,390	(7,514)	14,961
Unrealized holding gains (losses) on derivative financial instruments	15,389	(13,420)	(13,798)	(23,419)
Minimum pension liability	(462)	(1,431)	(1,554)	(1,460)
Comprehensive loss	$(23,386)	$(30,875)	$(85,677)	$(26,416)

The net unrealized gain on derivative financial instruments for the three months ended March 28, 2009 was primarily attributable to a decline in the fair market value of the Company’s liability under its interest rate swaps, which was primarily caused by changes in the Company’s credit default swap rate.

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	March 28, 2009	September 27, 2008
	(In thousands)
Foreign currency translation adjustments	$74,329	$81,843
Unrealized holding losses on derivative financial instruments	(36,605)	(22,807)
Unrecognized net actuarial loss and unrecognized transition cost related to pension plans	(4,813)	(3,259)
Total	$32,911	$55,777

Note 6. Earnings Per Share

Basic and diluted amounts per share are calculated by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(In thousands, except per share data)
Numerator:
Net loss from continuing operations	$(37,538)	$(39,937)	$(62,811)	$(49,390)
Income from discontinued operations, net of tax	—	15,523	—	32,892
Net loss	$(37,538)	$(24,414)	$(62,811)	$(16,498)

Denominator:
Weighted average number of shares—basic and diluted	500,718	530,747	512,459	530,200

Basic and diluted income (loss) per share from:
—Continuing operations	$(0.07)	$(0.08)	$(0.12)	$(0.09)
—Discontinued operations	$—	$0.03	$—	$0.06
—Net loss	$(0.07)	$(0.05)	$(0.12)	$(0.03)

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Dilutive securities:
Employee stock options	49,869,669	44,609,718	46,994,959	43,853,721
Restricted stock awards and units	2,715,173	4,346,410	3,261,628	4,794,504
Total anti-dilutive shares	52,584,842	48,956,128	50,256,587	48,648,225

As of March 28, 2009, all of the Company’s outstanding stock options and restricted stock awards and units were anti-dilutive under SFAS No. 128, “Earnings Per Share”, either because the exercise price was higher than the Company’s stock price or the application of the treasury stock method resulted in an anti-dilutive effect. Had the Company reported net income instead of a net loss for the three and six months ended March 28, 2009, none of the 52.6 million and 50.3 million, respectively, potentially dilutive securities would have been included in the calculation of diluted earnings per share.

Note 7. Debt

Long-term debt consisted of the following:

	As of
	March 28, 2009	September 27, 2008
	(In thousands)
$300 Million Senior Floating Rate Notes due 2010 (“2010 Notes”)	$175,700	$180,000
$300 Million Senior Floating Rate Notes due 2014 (“2014 Notes”)	270,645	300,000
8.125% Senior Subordinated Notes due 2016	600,000	600,000
6.75% Senior Subordinated Notes due 2013 (“6.75% Notes”)	400,000	400,000
Unamortized Interest Rate Swaps	5,278	1,985
Total long-term debt	$1,451,623	$1,481,985

During the second quarter of 2009, the Company redeemed $4.3 million and $29.4 million of its 2010 and 2014 Notes, respectively. Upon redemption, holders of the notes received $19.6 million, plus accrued interest of $0.3 million. In connection with these redemptions, the Company recorded a gain of $13.5 million, net of unamortized debt issuance costs of $0.6 million, in other income (expense), net on the condensed consolidated statement of operations.

On November 19, 2008, the Company terminated its revolving credit facility and entered into a new credit facility. In connection with the termination of the revolving credit facility, the Company also terminated an interest rate swap associated with its 6.75% Notes. As a result of terminating the swap, the Company was required to discontinue hedge accounting for the terminated swap and the remaining three swaps designated under SFAS 133 as hedges of the 6.75% Notes. These swaps were being accounted for as fair value hedges. At the date hedge accounting was discontinued, the swaps had a fair value of $5.7 million, which will be amortized as a reduction to interest expense over the remaining life of the debt. During the second quarter of 2009, the Company received termination notices from its remaining counterparties exercising their right pursuant to embedded call options to cancel interest rate swaps, totaling $300 million in aggregate notional principal, associated with the Company’s 6.75% Notes. In connection with the termination of the swaps, the Company received a payment consisting of a call premium of $10.1 million plus accrued interest. During the period from November 22, 2008 through the termination of the swaps (period during which hedge accounting was discontinued), changes in the fair value of the swaps were recorded in other income (expense), net on the condensed consolidated statement of operations and resulted in a $5.7 million gain.

New Credit Facility. During the first quarter of 2009, the Company entered into a Loan, Guaranty and Security Agreement, among the Company, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for such lenders.

The new credit facility provides for a $135 million secured revolving credit facility, subject to a reduction of between $25 million and $50 million depending on the amount of the Company’s borrowing base. The new credit facility has an initial $50 million letter of credit sublimit. As of March 28, 2009, no loans and $30.3 million of letters of credit were outstanding under this agreement. The facility may be increased by an additional $200 million upon obtaining additional commitments from the lenders then party to the new credit facility or from new lenders. The new credit facility expires on the earlier of (i) the date that is 90 days prior to the maturity date of the 2010 Notes or the 6.75% Notes, in each case if such notes are not repaid, redeemed, defeased, refinanced or reserved for under the borrowing base under the new credit facility prior to such date or (ii) November 19, 2013 (the “Maturity Date”).

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

The Company is currently subject to covenants that, among other things, place certain limitations on the Company’s ability to incur additional debt, make investments, pay dividends, and sell assets. The Company was in compliance with these covenants as of March 28, 2009.

Note 8. Commitments and Contingencies

Litigation and other contingencies. From time to time, the Company is a party to litigation, claims and other contingencies, including environmental matters and examinations and investigations by government agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies”, or other applicable accounting standards. As of March 28, 2009, the Company had reserves of $27.8 million for these matters, which the Company believes is adequate. Such reserves are included in accrued liabilities or other long-term liabilities on the condensed consolidated balance sheet.

As of March 28, 2009, the Company was in the process of remediating environmental contamination at one of its sites in the United States of America. The Company expects to incur costs of $10.7 million for assessment, testing and remediation of this site, and intends to sell this site upon completion of its remediation efforts. Actual costs could differ from the amount estimated upon completion of this process. To date, $5.5 million of such costs have been incurred. During the second quarter of 2009, the Company recorded an impairment charge of $0.9 million related to this site due to a decrease in the estimated fair value of the site.

On January 14, 2009, one of the Company’s customers, Nortel Networks, filed a petition for reorganization under bankruptcy law. As a result, the Company performed an analysis as of December 27, 2008 to quantify its potential exposure, considering factors such as which legal entities of the customer are included in the bankruptcy reorganization, future demand from Nortel Networks, and administrative and reclamation claim priority. As a result of the analysis, the Company determined that certain accounts receivable may not be collectible and therefore deferred recognition of revenue in the amount of $5.0 million for shipments made in the first quarter of 2009. Additionally, the Company determined that certain inventory balances may not be recoverable and provided a reserve for such inventories in the amount of $5.0 million in the first quarter of 2009. The Company updated its analysis at March 28, 2009 and determined that no additional reserves were necessary. The Company’s estimates are subject to change as additional information becomes available.

Warranty Reserve.  The following table presents information with respect to the warranty reserve, which is included in accrued liabilities in the condensed consolidated balance sheets:

	As of
	March 28, 2009	March 29, 2008
	(In thousands)
Beginning balance – end of prior year	$18,974	$23,094
Additions to accrual	6,237	10,567
Utilization of accrual	(8,752)	(10,673)
Ending balance – current quarter	$16,459	$22,988

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

2009 Restructuring Plan

During the first quarter of 2009, the Company initiated a restructuring plan as a result of a slowdown in the global electronics industry and worldwide economy. The plan is designed to improve capacity utilization levels and reduce costs by consolidating manufacturing and other activities in locations with higher efficiencies and lower costs. Costs associated with this plan are expected to include employee severance, costs related to owned and leased facilities and equipment that are no longer in use, and other costs associated with the exit of certain contractual arrangements due to facility closures. The plan is expected to be completed during 2009 and total costs for this plan are expected to be in the range of $25 million to $35 million. Below is a summary of restructuring costs associated with facility closures and other consolidation efforts implemented under the plan:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs
	Cash	Cash	Total
	(In thousands)
Balance at September 27, 2008	$—	$—	$—
Charges to operations	7,009	482	7,491
Charges utilized	(2,229)	(482)	(2,711)
Balance at December 27, 2008	4,780	—	4,780
Charges to operations	7,524	1,160	8,684
Charges utilized	(5,662)	(1,160)	(6,822)
Balance at March 28, 2009	$6,642	$—	$6,642

During the three and six months ended March 28, 2009, the Company recorded restructuring charges of $7.5 million and $14.5 million, respectively, for employee termination costs, of which $7.9 million has been utilized and $6.6 million is expected to be paid during the remainder of 2009. These costs were provided to approximately 1,300 employees who were terminated during the period.

Restructuring Plans — Prior Years

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were implemented in prior years:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Assets or Redundant Assets
	Cash	Cash	Non-Cash	Total
		(In thousands)
Balance at September 30, 2006	$21,349	$9,804	$—	$31,153
Charges (recovery) to operations	35,169	11,195	(831)	45,533
Charges recovered (utilized)	(47,873)	(12,132)	831	(59,174)
Reversal of accrual	(2,505)	(441)	—	(2,946)
Balance at September 29, 2007	6,140	8,426	—	14,566
Charges to operations	64,126	16,519	2,456	83,101
Charges utilized	(45,248)	(19,765)	(2,456)	(67,469)
Reversal of accrual	(833)	(892)	—	(1,725)
Balance at September 27, 2008	24,185	4,288	—	28,473
Discontinued operations	5,607	—	—	5,607
Balance at September 27, 2008, including discontinued operations	29,792	4,288	—	34,080
Charges to operations	3,222	1,989	644	5,855
Charges utilized	(11,651)	(2,587)	(644)	(14,882)
Reversal of accrual	(4,067)	(44)	—	(4,111)
Balance at December 27, 2008	17,296	3,646	—	20,942
Charges to operations	2,953	2,905	1,121	6,979
Charges utilized	(11,299)	(2,839)	(1,121)	(15,259)
Reversal of accrual	(89)	—	—	(89)
Balance at March 28, 2009	$8,861	$3,712	$—	$12,573

During the three months ended March 28, 2009, the Company recorded restructuring charges for employee termination costs for approximately 380 employees who were terminated during the period. In connection with restructuring actions the Company has already implemented under these restructuring plans, the Company expects to pay remaining facilities related restructuring liabilities of $3.7 million through 2010 and the majority of severance costs of $8.9 million through the remainder of 2009.

All Restructuring Plans

In connection with all of the Company’s restructuring plans, restructuring costs of $19.2 million were accrued as of March 28, 2009, of which $18.6 million was included in accrued liabilities and $0.6 million was included in other long-term liabilities on the condensed consolidated balance sheet.

Note 10. Business Segment, Geographic and Customer Information

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. The Company operates in one operating segment.

Geographic information is as follows:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(In thousands)
Net sales:
Domestic	$329,780	$581,755	$717,618	$1,161,322
International	865,327	1,235,676	1,896,753	2,434,249
Total net sales	$1,195,107	$1,817,431	$2,614,371	$3,595,571

Operating Income:
Domestic	$(30,830)	$2,276	$(47,423)	$13,353
International	17,664	(10,889)	36,193	4,850
Total operating income (loss)	$(13,166)	$(8,613)	$(11,230)	$18,203

Note 11. Financial Instruments

The Company partially adopted SFAS No. 157, “Fair Value Measurements”, at the beginning of 2009 for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company has elected to defer the adoption related to non-financial assets and liabilities in accordance with FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated financial statements as of and for the three or six months ended March 28, 2009, except as discussed below related to the fair value of the Company’s interest rate swaps.

The Company’s financial assets and financial liabilities subject to the requirements of FAS 157 are as follows:

•	Money market funds

•	Mutual funds

•	Time deposits

•	Corporate bonds

•	Foreign currency forward and option contracts

•	Interest rate swaps

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability.

Inputs to valuation techniques used to measure fair value are prioritized into three broad levels, as follows:

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

Level 3:	Inputs that are unobservable to the valuation methodology which are significant to the measurement of the fair value of assets or liabilities.

The following table presents information as of March 28, 2009 with respect to assets and liabilities measured at fair value on a recurring basis:

		Presentation in the Condensed Consolidated Balance Sheet
	Fair Value Measurements Using Level 1, Level 2 or Level 3	Cash and cash equivalents	Prepaid expenses and other current assets	Other assets	Accrued liabilities	Other long-term liabilities
		(In thousands)
Assets:
Money Market Funds	Level 1	$373,077	$—	$—	$—	$—
Mutual Funds	Level 2	—	—	2,407	—	—
Time Deposits	Level 1	88,105	—	14,095	—	—
Corporate Bonds	Level 2	—	—	2,532	—	—
Derivatives designated as hedging instruments under FAS 133: Foreign Currency Forward Contracts	Level 2	—	6	—	—	—
Derivatives not designated as hedging instruments under FAS 133: Foreign Currency Forward Contracts	Level 2	—	1,408	—	—	—
Total assets measured at fair value		$461,182	$1,414	$19,034	$—	$—

Liabilities:
Derivatives designated as hedging instruments under FAS 133: Interest Rate Swaps	Level 2	$—	$—	$—	$—	$(36,752)
Derivatives not designated as hedging instruments under FAS 133: Foreign Currency Forward Contracts	Level 2	—	—	—	(17,628)	—
Total liabilities measured at fair value		$—	$—	$—	$(17,628)	$(36,752)

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its board of directors that allow participants to defer payment of part or all of their compensation. These plans are accounted for in accordance with EITF Issue 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”. Assets and liabilities associated with these plans of approximately $7.0 million as of March 28, 2009 are recorded as other non-current assets and other long-term liabilities in the condensed consolidated balance sheet. The Company’s results of operation are not affected by these plans since changes in the fair value of the assets are offset by changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the above table.

The Company has elected to use the income approach to value derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs include futures contracts on LIBOR for the first three years, LIBOR cash and swap rates, interest rates, foreign currency forward rates and credit risk at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements. SFAS 157 requires the fair value measurement of an asset or liability to reflect the nonperformance risk of the entity and the counterparty. Therefore, the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been considered in the fair value measurement of derivative instruments. As of March 28, 2009, the fair value of the Company’s interest rates swaps has been reduced by $12.6 million due to consideration of the Company’s creditworthiness, as determined by credit default swap rates published by Bloomberg. The effect of nonperformance risk on the fair value of foreign currency forward contracts was not material as of March 28, 2009.

The Company adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” in the second quarter of 2009. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign exchange rate risk.

Interest rate swaps are entered into on occasion to manage interest rate risk associated with the Company's borrowings. The Company issued $600 million of floating rate notes in 2007 and entered into interest rate swap agreements with two independent swap counterparties to partially hedge its interest rate exposure related to floating rate debt. The swap agreements, with an aggregate notional amount of $300 million and expiration dates in 2014, effectively convert a portion of the variable interest rate obligation to a fixed interest rate obligation and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the swap agreements, the Company pays the independent swap counterparties a fixed rate of 5.594% and, in exchange, the swap counterparties pay the Company an interest rate equal to the three-month LIBOR. These swap agreements effectively fix the interest rate at 8.344% through 2014. The Company is required to maintain collateral, in the form of cash, under its interest rate swap agreements. As of March 28, 2009, $25.4 million of collateral had been pledged against these swaps and is included in other non-current assets on the condensed consolidated balance sheet.

Forward and/or option contracts on various foreign currencies are entered into monthly to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in foreign currencies.

The Company’s primary foreign currency cash flows are in certain Asian and European countries, Brazil, Canada and Mexico. The Company utilizes foreign currency forward and/or option contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from forecasted sales denominated in currencies different from those for cost of sales and other expenses. These contracts are typically less than 12 months in duration and are accounted for as cash flow hedges under SFAS 133.

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain assets and liabilities denominated in foreign currencies. The Company typically has forward contracts on approximately 15 foreign currencies at each period end. These contracts have maturities of three months or less and are not designated as accounting hedges under SFAS 133. Accordingly, all outstanding foreign currency forward contracts are marked-to-market at the end of each period with unrealized gains and losses included in other income (expense), net, in the condensed consolidated statements of operations. For the three and six months ended March 28, 2009, the Company recorded a loss of $5.5 million and a gain of $13.2 million, respectively, associated with these forward contracts.

As of March 28, 2009, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

Foreign Currency Forward Contracts	Number of Contracts	Notional Amount (USD in thousands)
		Designated	Non-designated
Buy SGD	4	$3,715	$68,090
Buy MXN	5	5,564	13,384
Buy CAD	3	—	8,672
Buy HKD	1	—	4,969
Buy JPY	2	—	9,929
Buy ILS	1	—	14,618
Buy MYR	1	—	4,204
Buy HUF	2	—	4,516
Sell BRL	1	—	8,962
Sell CNY	1	—	23,432
Sell EUR	1	—	191,490
Sell GBP	1	—	13,604
Sell SEK	1	—	5,961
Sell INR	1	—	4,507
Total notional amount		$9,279	$376,338

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings and were not material for the three or six months ended March 28, 2009. As of March 28, 2009, AOCI related to foreign currency forward contracts was not material and AOCI related to interest rate swaps was a loss of $36.5 million, of which $11.9 million is expected to be amortized to interest expense over the next 12 months.

The following table presents the effect of cash flow hedging relationships on the Company’s condensed consolidated statement of operations for the three months ended March 28, 2009:

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In thousands)
Interest rate swaps	$12,848	Interest expense	$(2,612)
Foreign currency forward contracts	(1,052)	Cost of sales	(982)
Total	$11,796		$(3,594)

The following table presents the effect of cash flow hedging relationships on the Company’s condensed consolidated statement of operations for the six months ended March 28, 2009:

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In thousands)
Interest rate swaps	$(18,340)	Interest expense	$(4,605)
Foreign currency forward contracts	(5,739)	Cost of sales	(5,678)
Total	$(24,079)		$(10,283)

Note 12. Stock Repurchase Program

On October 27, 2008, the Company’s Board of Directors authorized the Company to spend up to approximately $35 million on share repurchases. Purchases of common shares shall be made at prevailing market prices or in privately negotiated transactions. The authorization is effective through December 2009. During the three and six months ended March 28, 2009, the Company repurchased 23.0 million shares and 44.0 million shares, respectively, of its common stock for a total of $7.6 million and $19.2 million, respectively, including commissions.

Note 13. Sales of Accounts Receivable

On June 26, 2008, the Company entered into a two-year global revolving trade receivables purchase agreement ("Global Receivables Program") with a financial institution that allows the Company to sell accounts receivable from its EMS customers. The maximum face amount of accounts receivable that may be outstanding at any time under this agreement is $250 million. The purchase price for receivables sold under this program ranges from 95% to 100% of the face amount. The Company pays LIBOR plus a spread for the period from the date a receivable is sold to the date the receivable is collected. Sold receivables are subject to certain limited recourse provisions. The Company continues to service, administer and collect sold receivables on behalf of the purchaser in exchange for a servicing fee.

The Global Receivables Program has a foreign component and a U.S. component. The foreign component is governed by a Revolving Trade Receivables Purchase Agreement ("Foreign Facility") dated June 26, 2008. There were no sales of receivables under the foreign component during the three or six months ended March 28, 2009.

The U.S. component is governed by a Credit and Security Agreement dated November 24, 2008 that requires the Company to make an absolute transfer of accounts receivable to a special purpose entity (Borrower) to ensure that such transferred receivables are unavailable to the Company's creditors and to ensure the interests of such transferred receivables are fully transferred to the Borrower and its agent. Transfers of receivables under the U.S. component for the three months ended March 28, 2009 were $42.4 million, for which the Company received proceeds of $40.2 million. All amounts transferred were outstanding as of March 28, 2009. No receivables were transferred under the U.S. component during the three months ended December 27, 2008.

The Borrower is a qualifying special purpose entity as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and accordingly, the Company does not consolidate this entity pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.”

In accordance with SFAS No. 140, accounts receivable sold are removed from the Company's condensed consolidated balance sheets and reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

Note 14. Subsequent Events

On March 29, 2009, the Company completed its purchase of all outstanding stock of certain entities of JDS Uniphase Corp. (JDSU) and began to provide manufacturing services to JDSU pursuant to an arrangement entered into at the same time. The Company expects to make an immaterial net cash payment in connection with this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenues or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the financial impact of customer bankruptcies; any statements regarding future cash outlays for acquisitions; any statements concerning the adequacy of our liquidity; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties contained in or incorporated from Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

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

Recently, the business environment has become challenging due to adverse global economic conditions. These conditions have slowed global economic growth and have resulted in recessions in many countries, including the U.S., Europe and certain countries in Asia. As a consequence, many of the industries to which we provide products have recently experienced significant financial difficulty, with some entities filing for bankruptcy. Such significant financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand from these financially distressed customers, the potential inability of these companies to make full payment on amounts owed to us, or both.

We exited our PC and associated logistics services business (“PC Business”) in 2008 and have reflected this business as a discontinued operation in the condensed consolidated statements of operations for all prior periods presented.

Unless otherwise noted, all references to our operating results in this Management’s Discussion and Analysis of Financial Condition and Results of Operations pertain only to our continuing operations and all references to years refer to our fiscal years ending on the last Saturday of each year closest to September 30. Fiscal 2009 will be a 53 week year, with the additional week included in the fourth quarter.

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented 51.2% and 49.1% of our net sales for the three and six months ended March 28, 2009, respectively. Sales to our ten largest customers represented 50.2% and 48.8% of our net sales for the three and six months ended March 29, 2008, respectively. No customer represented 10% or more of our net sales for any of these periods.

We typically generate a significant portion of our net sales from international operations. Sales from international operations during the three months ended March 28, 2009 and March 29, 2008 were 72.4% and 68.0%, respectively, of our total net sales. During the six months ended March 28, 2009 and March 29, 2008, 72.6% and 67.7%, respectively, of our total net sales were derived from non-U.S. operations. The concentration of international operations has resulted from a desire on the part of many of our customers to source production in lower cost locations such as Asia, Latin America and Eastern Europe. We expect this trend to continue.

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

Results of Operations

Key operating results

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(In thousands)
Net sales	$1,195,107	$1,817,431	$2,614,371	$3,595,571
Gross profit	$68,590	$124,645	$152,388	$253,574
Operating income (loss)	$(13,166)	$(8,613)	$(11,230)	$18,203
Net loss from continuing operations	$(37,538)	$(39,937)	$(62,811)	$(49,390)
Income from discontinued operations, net of tax	$—	$15,523	$—	$32,892
Net loss	$(37,538)	$(24,414)	$(62,811)	$(16,498)

Net loss from continuing operations includes restructuring costs of $15.6 million and $48.0 million for the three months ended March 28, 2009 and March 29, 2008, respectively, and $24.8 million and $54.8 million for the six months ended March 28, 2009 and March 29, 2008, respectively. Additionally, net loss for the six months ended March 28, 2009 includes a $10 million reduction in gross profit associated with Nortel Networks’ petition for reorganization under bankruptcy law. Lastly, net loss for the three months ended March 28, 2009 includes a gain on repurchase of debt of $13.5 million.

Key performance measures

	Three Months Ended
	March 28, 2009	December 27, 2008	September 27, 2008
Days sales outstanding(1)	54	57	51
Inventory turns(2)	6.4	6.8	7.7
Accounts payable days(3)	55	53	52
Cash cycle days(4)	56	57	46

(1)	Days sales outstanding, or DSO, is calculated as the ratio of ending accounts receivable, net, to average daily net sales for the quarter.
(2)	Inventory turns (annualized) are calculated as the ratio of four times our cost of sales for the quarter to inventory at period end.
(3)
Accounts payable days is calculated as the ratio of 365 days divided by accounts payable turns, in which accounts payable turns is calculated as the ratio of four times our cost of sales for the quarter to accounts payable at period end.

(4)	Cash cycle days is calculated as the ratio of 365 days to inventory turns, plus days sales outstanding minus accounts payable days.

Net Sales

Net sales for the three months ended March 28, 2009 decreased 34.2%, from $1.8 billion in the second quarter of 2008 to $1.2 billion in the second quarter of 2009. The decrease was primarily the result of the weakening economy which reduced demand across all of our end markets. Due to the weakening economy, sales decreased $187 million in our communications end market, $149 million in our multi-media end market, $143 million in our high-end computing end market, $116 million in our automotive, defense and aerospace, and industrial and semiconductor capital equipment end markets, and $27 million in our medical end market.

Net sales for the six months ended March 28, 2009 decreased by 27.3% to $2.6 billion, from $3.6 billion for the six months ended March 29, 2008. The decrease was primarily the result of the weakening economy which reduced demand across all of our end markets. Due to the weakening economy, sales decreased $323 million in our communications end market, $247 million in our high-end computing end market, $230 million in our multi-media end market, $156 million in our automotive, defense and aerospace, and industrial and semiconductor capital equipment end markets, and $26 million in our medical end market.

Gross Margin

Gross margin decreased from 6.9% for the three months ended March 29, 2008 to 5.7% for the three months ended March 28, 2009, and from 7.1% for the six months ended March 29, 2008 to 5.8% for the six months ended March 28, 2009. The decrease for the three month period was primarily a result of significantly lower business volume in 2009, as discussed above, partially offset by improved margins as a result of cost reduction initiatives.

The decrease for the six month period was primarily a result of significantly lower business volume in 2009, as discussed above, and adjustments recorded in the first quarter of 2009 related to a petition for reorganization under bankruptcy law by one of our customers, Nortel Networks. These adjustments reduced gross profit by $10 million. The adverse items above were partially offset by the effect of cost reduction initiatives.

We expect gross margins to continue to fluctuate based on overall production and shipment volumes and changes in the mix of products demanded by our major customers. Fluctuations in our gross margins may also be caused by a number of other factors, some of which are outside of our control, including (a) greater competition in EMS and pricing pressures from OEMs due to greater focus on cost reduction; (b) provisions for excess and obsolete inventory that we are not able to charge back to a customer or sales of inventories previously written down; (c) changes in operational efficiencies; (d) pricing pressure on electronic components resulting from economic conditions in the electronics industry, with EMS companies competing more aggressively on cost to obtain new or maintain existing business; and (e) our ability to transition manufacturing and assembly operations to lower cost regions in an efficient manner.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses decreased $22.2 million, from $79.3 million, or 4.4% of net sales, for the three months ended March 29, 2008, to $57.1 million, or 4.8% of net sales, for the three months ended March 28, 2009. For the six months ended March 28, 2009, selling, general and administrative expenses decreased to $120.0 million, or 4.6% of net sales, from $168.4 million, or 4.7% of net sales, for the six months ended March 29, 2008. The decrease for both the three and six month periods was attributable to cost reduction initiatives, primarily reductions in staffing related costs, across the Company.

Research and Development

Research and development expenses increased $0.4 million, from $4.3 million, or 0.2% of net sales, in the second quarter of 2008, to $4.7 million, or 0.4% of net sales, in the second quarter of 2009. The increase was primarily a result of the initiation of new projects during the second quarter of 2009. Research and development expenses were $8.9 million for the six months ended March 28, 2009 and March 29, 2008 as the effect of projects initiated in 2009 was offset by cost reduction initiatives throughout the first six months of 2009.

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

2009 Restructuring Plan

During the first quarter of 2009, we initiated a restructuring plan as a result of the slowdown in the global electronics industry and worldwide economy. The plan is designed to improve capacity utilization levels and reduce costs by consolidating manufacturing and other activities in locations with higher efficiencies and lower costs. Costs associated with this plan are expected to include employee severance, costs related to owned and leased facilities and equipment that are no longer in use, and other costs associated with the exit of certain contractual arrangements due to facility closures. The plan is expected to be completed during 2009 and total costs for this plan are expected to be in the range of $25 million to $35 million. We expect actions under this plan to increase our gross and operating margins and be cash positive over a 12 to 24 month period as cash outlays for severance and facility closures will be recovered by cost savings and asset sales resulting from actions under the plan. Below is a summary of restructuring costs associated with facility closures and other consolidation efforts implemented under the plan:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs
	Cash	Cash	Total
	(In thousands)
Balance at September 27, 2008	$—	$—	$—
Charges to operations	7,009	482	7,491
Charges utilized	(2,229)	(482)	(2,711)
Balance at December 27, 2008	4,780	—	4,780
Charges to operations	7,524	1,160	8,684
Charges utilized	(5,662)	(1,160)	(6,822)
Balance at March 28, 2009	$6,642	$—	$6,642

During the three and six months ended March 28, 2009, we recorded restructuring charges of $7.5 million and $14.5 million, respectively, for employee termination costs, of which $7.9 million has been utilized and $6.6 million is expected to be paid during the remainder of 2009. These costs were provided to approximately 1,300 employees who were terminated during the period.

Restructuring Plans — Prior Years

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were implemented in prior fiscal years:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Assets or Redundant Assets
	Cash	Cash	Non-Cash	Total
		(In thousands)
Balance at September 30, 2006	$21,349	$9,804	$—	$31,153
Charges (recovery) to operations	35,169	11,195	(831)	45,533
Charges recovered (utilized)	(47,873)	(12,132)	831	(59,174)
Reversal of accrual	(2,505)	(441)	—	(2,946)
Balance at September 29, 2007	6,140	8,426	—	14,566
Charges to operations	64,126	16,519	2,456	83,101
Charges utilized	(45,248)	(19,765)	(2,456)	(67,469)
Reversal of accrual	(833)	(892)	—	(1,725)
Balance at September 27, 2008	24,185	4,288	—	28,473
Discontinued operations	5,607	—	—	5,607
Balance at September 27, 2008, including discontinued operations	29,792	4,288	—	34,080
Charges to operations	3,222	1,989	644	5,855
Charges utilized	(11,651)	(2,587)	(644)	(14,882)
Reversal of accrual	(4,067)	(44)	—	(4,111)
Balance at December 27, 2008	17,296	3,646	—	20,942
Charges to operations	2,953	2,905	1,121	6,979
Charges utilized	(11,299)	(2,839)	(1,121)	(15,259)
Reversal of accrual	(89)	—	—	(89)
Balance at March 28, 2009	$8,861	$3,712	$—	$12,573

During the three months ended March 28, 2009, we recorded restructuring charges for employee termination costs for approximately 380 employees who were terminated during the period. In connection with restructuring actions we have already implemented under these restructuring plans, we expect to pay remaining facilities related restructuring liabilities of $3.7 million through 2010 and the majority of severance costs of $8.9 million through the remainder of 2009. We have substantially completed our actions under these prior year restructuring plans.

All Restructuring Plans

In connection with all of our restructuring plans, restructuring costs of $19.2 million were accrued as of March 28, 2009, of which $18.6 million was included in accrued liabilities and $0.6 million was included in other long-term liabilities on the condensed consolidated balance sheet.

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

Asset Impairment

During the three and six months ended March 28, 2009, we recorded impairment charges of $3.4 million and $7.2 million, respectively, which related primarily to a decline in the fair value of certain properties held for sale. No such charges were recorded for the three or six months ended March 29, 2008.

Interest Income and Expense

Interest income decreased from $5.2 million for the three months ended March 29, 2008 to $1.8 million for the three months ended March 28, 2009, and from $11.4 million for the six months ended March 29, 2008 to $5.3 million for the six months ended March 28, 2009. The decreases were primarily attributable to lower interest rates during 2009 as a result of weakening economic conditions and uncertainty and volatility in the financial markets.

Interest expense decreased to $28.1 million for the three months ended March 28, 2009, from $31.6 million for the three months ended March 29, 2008, and to $57.3 million for the six months ended March 28, 2009 from $67.0 million for the six months ended March 29, 2008. The decrease for the three month period was primarily attributable to the termination of our hedging relationships for our 6.75% Notes during the second quarter of 2009, which caused the interest rate to be fixed at 6.75%, versus a higher variable rate in previous periods during which the hedging relationships were in place. In addition, the decrease is related to a significant reduction in LIBOR during 2009 as a result of uncertainty and volatility in the financial markets, which reduced interest expense on our variable rate notes.

The decrease for the six month period was primarily attributable to the change from variable rate to fixed rate on our 6.75% Notes, as noted above. In addition, LIBOR was significantly lower in 2009 as a result of uncertainty and volatility in the financial markets, which reduced interest expense on our variable rate notes, and our average debt balance was lower due to redemption of $120 million of debt near the end of the first quarter of 2008.

Other Income (Expense), net

Other income (expense), net was $4.9 million and $4.3 million for the three months ended March 28, 2009 and March 29, 2008, respectively, and $5.5 million and $(0.4) million for the six months ended March 28, 2009 and March 29, 2008, respectively. The following table presents the major components of other income (expense), net:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(In thousands)
Foreign exchange gains (losses)	$(7,693)	$5,880	$(8,906)	$3,131
Gain/(loss) on extinguishment of debt	13,490	—	13,490	(2,237)
Other, net	(874)	(1,608)	892	(1,262)
Total other income (expense), net	$4,923	$4,272	$5,476	$(368)

Foreign exchange gains and losses resulted primarily from the effect of a strengthening of the U.S. dollar during 2009 and a weakening of the U.S. dollar during 2008 relative to other currencies on partially hedged non-U.S. dollar denominated asset positions. We reduce our exposure to currency fluctuations through the use of foreign currency hedging instruments; however, hedges are established based on forecasts of foreign currency transactions. To the extent actual amounts differ from forecasted amounts, we will have exposure to currency fluctuations.

During the second quarter of 2009, we redeemed $4.3 million and $29.4 million of our 2010 and 2014 Notes, respectively. Upon redemption, holders of the notes received $19.6 million, including accrued interest of $0.3 million. In connection with these redemptions, we recorded a gain of $13.5 million, net of unamortized debt issuance costs of $0.6 million that were expensed upon redemption of the notes. During the first quarter of 2008, we redeemed $120 million of debt that was due in 2010. In connection with this redemption, $2.2 million of debt issuance costs were expensed.

On November 19, 2008, we terminated our revolving credit facility and entered into a new credit facility. In connection with the termination of the revolving credit facility, we also terminated an interest rate swap associated with our 6.75% Notes. As a result of terminating the swap, we were required to discontinue hedge accounting for the terminated swap and the remaining three swaps designated under SFAS 133 as hedges of the 6.75% Notes. During the period from November 22, 2008 through termination of the remaining swaps in January 2009 (period during which hedge accounting was discontinued), changes in the fair value of the swaps resulted in a $5.7 million gain. This gain was partially offset by a decrease of $2.5 million in the fair market value of our deferred compensation plan assets that resulted from volatile conditions in the financial markets and $1.0 million from the write-off of a long-term investment during the second quarter of 2009. These items are reflected in “Other, net” in the table above.

Provision for Income Taxes

We estimate our annual effective tax rate at the end of each quarterly period. Our estimate takes into account our expected annual pre-tax income (loss), the geographic mix of our pre-tax income/(loss), implementation of tax planning strategies and possible outcomes of audits. To the extent there are fluctuations in any of these variables during a period, our provision for income taxes may vary. Our provision for income tax expense was $3.0 million and $5.0 million for the three and six months ended March 28, 2009, compared to $9.2 million and $11.7 million for the three and six months ended March 29, 2008.

Liquidity and Capital Resources

	Six Months Ended
	March 28, 2009	March 29, 2008
	(Unaudited)
	(In thousands)
Net cash provided by (used in):
Operating activities	$86,197	$75,627
Investing activities	(44,303)	(39,838)
Financing activities	(64,173)	(120,000)
Effect of exchange rate changes on cash and cash equivalents	3,975	11,337
Decrease in cash and cash equivalents	$(18,304)	$(72,874)

Cash and cash equivalents were $851.5 million at March 28, 2009 and $869.8 million at September 27, 2008. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, the extent and timing of sales of accounts receivable, borrowings under credit facilities and other factors.

Net cash provided by operating activities was $86.2 million and $75.6 million for the six months ended March 28, 2009 and March 29, 2008, respectively. During the six months ended March 28, 2009 we generated $98.1 million of cash from changes in operating assets, which consist primarily of accounts receivable, inventories, and accounts payable. Our working capital was $1.5 billion and $1.6 billion at March 28, 2009 and March 29, 2008, respectively. Cash generated from changes in operating assets reflect the current economic slowdown which has resulted in a significant reduction in our business volume.

Although we were able to generate cash by reducing our net operating assets, the economic slowdown negatively affected our working capital metrics for accounts receivable and inventory. Our days sales outstanding (“DSO”) (a measure of how quickly we collect our accounts receivable) increased from 51 days at September 27, 2008 to 54 days at March 28, 2009, as customers slowed their payment cycles. The DSO metrics at September 27, 2008 and March 28, 2009 reflect the receipt of $15 million and $40.2 million from the sales of accounts receivables, respectively. In absolute dollars, inventory decreased by $107.3 million, but due to lower sales levels our inventory turns decreased from 7.7 turns during the three months ended September 27, 2008 to 6.4 turns during the three months ended March 28, 2009. We expect to improve our inventory turns in the coming periods. Partially mitigating the change in working capital metrics for accounts receivable and inventory was our ability to increase our days payable outstanding (a measure of how quickly we pay our suppliers) to 56 days for the three months ended March 28, 2009 from 46 days for the three months ended September 27, 2008.

Net cash used in investing activities was $44.3 million and $39.8 million for the six months ended March 28, 2009 and March 29, 2008, respectively. These amounts consist primarily of capital expenditures, offset by proceeds from asset sales.

Net cash used in financing activities was $64.2 million and $120.0 million for the six months ended March 28, 2009 and March 29, 2008, respectively. During the second quarter of 2009, we redeemed $33.7 million of our 2010 and 2014 Notes for $19.6 million and, during the first quarter of 2008, we redeemed $120.0 million of our 2010 Notes at par. During the six months ended March 28, 2009, we repurchased 44.0 million shares of our common stock for a total of $19.2 million, including commissions. Additionally, we posted collateral of $25.4 million in the form of cash against certain of our collateralized obligations.

Sales of Accounts Receivable.  Certain of our subsidiaries have entered into agreements that permit them to sell specified accounts receivable. Proceeds from accounts receivable sales under these agreements were $40.2 million for the three and six months ended March 28, 2009 and $259.8 million and $552.0 million for the three and six month periods ended March 29, 2008, respectively. Sold receivables are subject to certain limited recourse provisions. Accounts receivable sold have been removed from our condensed consolidated balance sheets and reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

Other Liquidity Matters.

Current weak economic conditions and tightening of credit markets have increased the risk of delinquent or uncollectible accounts receivable. Additionally, such factors have negatively affected our sales, net income and operating cash flows. We expect this trend to continue in the near term.

On January 14, 2009, one of our customers, Nortel Networks, filed a petition for reorganization under bankruptcy law. As a result, we performed an analysis as of December 27, 2008 to quantify our potential exposure, considering factors such as which legal entities of the customer are included in the bankruptcy reorganization, future demand from Nortel Networks, and administrative and reclamation claim priority. As a result of the analysis, we determined that certain accounts receivable may not be collectible and therefore deferred recognition of revenue in the amount of $5.0 million for shipments made in the first quarter of 2009. Additionally, we determined that certain inventory balances may not be recoverable and provided a reserve for such inventories in the amount of $5.0 million in the first quarter of 2009. We updated our analysis at March 28, 2009 and determined that no additional reserves were necessary. Our estimates are subject to change as additional information becomes available.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental matters and examinations and investigations by government agencies. As of March 28, 2009, we had reserves of $27.8 million related to such matters. We may not be able to accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters. For further information regarding legal proceedings, see Part II, Item 1. Legal Proceedings.

We have entered into, and continue to enter into, various transactions that periodically require collateral. These obligations have historically arisen from customs, import/export, VAT, utility services, debt financing, foreign exchange contracts and interest rate swaps. We have collateralized, and may from time to time collateralize, such obligations as a result of counterparty requirements or for economic reasons. As of March 28, 2009, we had collateral of $25.4 million in the form of cash against certain of our collateralized obligations.

Our debt agreements currently contain a number of restrictive covenants, including prohibitions on incurring additional debt, making investments and other restricted payments, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. We were in compliance with these covenants as of March 28, 2009. However, we may be required to seek waivers or amendments to certain covenants for our debt instruments if we are unable to comply with the requirements of the covenants in the future. We may not be able to obtain such waivers or amendments on terms acceptable to us or at all, and, in such case, these covenants could materially adversely impact our ability to conduct our business or carry out our restructuring plans.

Our next debt maturity is in June 2010, at which time $175.7 million of debt matures. Our next debt maturity thereafter is in 2013. We may, however, consider early redemptions of our debt in future periods. In addition to our existing covenant requirements, future debt financing may require us to comply with financial ratios and covenants. Equity financing, if required, may result in dilution to existing stockholders.

We announced on October 27, 2008 that our Board of Directors had approved a stock repurchase program covering up to 10% of our shares based on our closing stock price on October 29, 2008, which equates to repurchases of approximately $35.0 million. Purchases under the program shall be made at prevailing market prices or in privately negotiated transactions. The program shall continue through December 31, 2009, unless otherwise determined by the Board of Directors. During the six months ended March 28, 2009, we repurchased 44.0 million shares of our common stock for a total of $19.2 million, including commissions.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, and repayments of obligations under outstanding indebtedness. Our primary sources of liquidity include cash of $851.5 million, our $135 million credit facility, our $250 million accounts receivable sales program and cash generated from operations. As of March 28, 2009, we were eligible to borrow $54.6 million under our credit facility and $40.2 million was outstanding under our accounts receivable sales program.

We believe our existing cash resources and other sources of liquidity, together with cash generated from operations and planned sales of assets, will be sufficient to meet our working capital requirements through at least the next 12 months. Should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. In order to help mitigate counterparty risk we invest in credit issuers we believe to be of high quality and, by policy, we limit the amount of principal exposure with any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default and market risk. We seek to mitigate default risk by investing in high quality credit securities and by positioning our investment portfolio to respond to a significant reduction in credit rating of any investment issuer, guarantor or depository. We seek to mitigate market risk by limiting the principal and investment term of funds held with any one issuer and by investing funds in marketable securities with active secondary or resale markets. As of March 28, 2009, we had no short-term investments.

As of March 28, 2009, we had $1.45 billion of long-term debt, of which $1.0 billion bears interest at a fixed rate and $300 million of variable rate debt has been converted to fixed rate through the use of interest rate swaps. Accordingly, our exposure to interest rate changes is limited to variable rate debt of $145.0 million. The effect of an immediate 10% change in interest rates would not be material to our results of operations.

Foreign Currency Exchange Risk

We transact business in foreign countries. Our foreign exchange policy requires that we take certain steps to limit our foreign exchange exposures related to certain assets and liabilities and forecasted cash flows. However, such policy does not require us to hedge all foreign exchange exposures. Further, foreign currency hedges are based on forecasted transactions, the amount of which may differ from that actually incurred. As a result, we can experience foreign exchange rate gains and losses in our results of operations.

Our primary foreign currency cash flows are in certain Asian and European countries, Brazil, Canada and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less and are not designated as part of a hedging relationship in accordance with SFAS No. 133. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the condensed consolidated statements of operations. At March 28, 2009, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $376.3 million.

We also utilize foreign currency forward and option contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from forecasted sales denominated in currencies different from those for cost of sales and other expenses. These contracts are typically less than 12 months in duration and are accounted for as cash flow hedges under SFAS No. 133, subject to periodic assessment of effectiveness. The effective portion of changes in the fair value of the contracts is recorded in stockholders’ equity as a separate component of accumulated other comprehensive income and is recognized in the condensed consolidated statement of operations when the hedged item affects earnings. We had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $9.3 million at March 28, 2009. The net impact of an immediate 10% change in exchange rates would not be material to our condensed consolidated financial statements, provided we are adequately hedged. However, if we are not adequately hedged, we could incur significant gains or losses.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, within the Company have been detected. Nonetheless, our Chief Executive Officer and Principal Financial Officer have concluded that, as of March 28, 2009, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding its required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, we were formerly subject to federal and state shareholder derivative lawsuits brought on our behalf in connection with certain prior stock option administration practices. The Federal District Court approved the settlement of these actions on May 1, 2009 and, as a result, we expect these cases to be dismissed within 30 days. The terms of the settlement are not material to the Company’s financial condition or results of operations. While the SEC has closed its investigation of these issues, the Department of Justice investigation remains open and we continue to cooperate fully with this investigation.

Non-U.S. Proceedings

A non-U.S. governmental entity has made a claim for penalties against us asserting that we did not comply with bookkeeping rules in accordance with applicable tax regulations. We have provided documents that we believe demonstrate our compliance with these tax regulations. We have appealed the penalties in administrative court, and have not paid the penalties pending review by the court. The administrative court has not indicated when it will issue a decision. We believe we have a meritorious position in this matter and are contesting this claim vigorously.

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

Item 1A. Risk Factors Affecting Operating Results

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors Affecting Operating Results” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2008 and in Part II, IA “Risk Factors Affecting Operating Results” in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, which have not materially changed other than as set forth below.

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

Many of the industries to which we provide products have recently experienced significant financial difficulty, with some of the participants filing for bankruptcy. Such significant financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand of these financially distressed customers, the potential inability of these companies to make full payment on amounts owed to us, or both. For example, on January 14, 2009, one of our customers, Nortel Networks, filed a petition for reorganization under bankruptcy law. As a result, we performed an analysis to quantify our potential exposure considering factors such as which legal entities of the customer are included in the bankruptcy reorganization, future demand from Nortel Networks and administrative claim priority. As a result of the analysis, we determined that certain accounts receivable may not be collectible and therefore deferred recognition of revenue in the amount of $5.0 million for shipments made during the first quarter of 2009. Additionally, we determined that certain inventory balances may not be recoverable and provided a reserve for such inventories in the amount of $5.0 million during the first quarter of 2009. Our estimates are subject to change as additional information becomes available, and, as a result, could be adjusted higher in the future.

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

Most of our sales are generated by a small number of customers. Sales to our ten largest customers represented 51.2% of our net sales during the second quarter of 2009. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks related to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in their business, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could adversely affect our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would reduce our net sales and net income.

Consolidation in the electronics industry may adversely affect our business by increasing competition or customer buying power and increasing prices we pay for components.

Consolidation in the electronics industry among our customers, our suppliers and/or our competitors may increase as companies combine to achieve further economies of scale and other synergies, especially in light of the worldwide economic downturn. Consolidation in the electronics industry could result in an increasing number of very large electronics companies offering products in multiple sectors of the electronics industry. The significant purchasing and market power of these large companies could increase competitive pressures on us. In addition, if one of our customers is acquired by another company that does not rely on us to provide EMS services and has its own production facilities or relies on another provider of similar services, we may lose that customer’s business. Consolidation in the electronics industry may also result in excess manufacturing capacity among EMS companies, which could drive down gross margins and therefore profitability. Similarly, consolidating among our suppliers, could result in a sole or limited source for certain components used in our customers’ products. Any such consolidation could cause us to be required to pay increased prices for such components, which would reduce our gross margin and profitability.

Our stock price may continue to decline, which could cause our stock to be delisted from the NASDAQ Global Select Market.

Between September 30, 2008 and March 31, 2009, our stock price fell approximately 78% to $0.31 per share. The rules of the NASDAQ Global Select Market require that listed companies maintain a minimum price of $1.00 per share. Although NASDAQ has waived such requirement through July 19, 2009, the waiver may not be extended beyond this date. Our stockholders have approved an amendment to our certificate of incorporation that would permit us, through September 28, 2009, to effect a reverse split of our outstanding and authorized common stock within a range of one-for-three to one-for-ten in order to increase the stock price above this level when and if the rule waiver expires. However, the effect of a reverse split upon the market price of our common stock cannot be predicted with any certainty. The market price of our common stock is primarily driven by other factors unrelated to the number of shares outstanding, including our current and expected future performance, conditions in the EMS industry and stock market conditions generally. Therefore, it is possible that the per share price of our common stock after the reverse split, if implemented by the Board, will not rise in proportion to the reduction in the number of shares of our common stock outstanding resulting from the reverse stock split, in which case our stock could be delisted from the NASDAQ Global Select Market.

We are subject to risks arising from our international operations.

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 72.4% of our net sales from non-U.S. operations during the second quarter of 2009, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

·        the imposition of government controls;

·        difficulties in obtaining or complying with export license requirements;

·        political and economic instability, including armed conflicts;

·        trade restrictions;

·        changes in tariffs;

·        labor unrest and difficulties in staffing;

·        inflexible employee contracts in the event of business downturns;

·        coordinating communications among and managing international operations;

·        fluctuations in currency exchange rates;

·        currency controls

·        increases in duty and/or income tax rates;

·        difficulties in obtaining export licenses;

·        excess costs associated with reducing employment or shutting down facilities;

·        misappropriation of intellectual property; and

·        constraints on our ability to maintain or increase prices.

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

We have incurred significant expenses related to restructuring of our operations in the past. For example, we have moved, and we may continue moving, our operations from higher-cost to lower-cost locations to meet customer requirements. In addition, we have incurred unanticipated costs related to the transfer of operations to lower-cost locations, including costs related to integrating new facilities, managing operations in dispersed locations and realigning our business processes. We also have incurred costs related to workforce reductions, work stoppages and labor unrest resulting from the closure of our facilities in higher cost locations. We expect to be required to record additional charges related to restructuring activities in the future, but cannot predict the timing or amount of such charges. Any such charges would reduce our reported net income.

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

We are subject to continuing government investigations concerning our historical stock option practices, which could result in our liability for significant penalties and costs.

We have substantially completed an investigation of our accounting for stock options. As a result of an investigation of our accounting for stock options, we filed a comprehensive Form 10-K for 2006 which restated our consolidated financial statements for prior years and which reduced our net income due to mispriced stock options granted in prior periods. Following this filing, we became subject to significant pending civil litigation, including derivative claims made on behalf of us, the defense of which has required us to devote significant management attention and to incur significant legal expense and which matter was subsequently settled. However, we are also subject to an ongoing formal investigation by U.S. Department of Justice with respect to these matters. We cannot predict the final resolution of the governmental investigation, which could result in the payment of significant penalties and costs to indemnify current or former officers and directors of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding our repurchases of our common stock during the six months ended March 28, 2009.

	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
Month #1
September 28, 2008 through October 25, 2008	—	$—	—	$35,000,000
Month #2
October 26, 2008 through November 22, 2008	21,006,503	$0.54	21,006,503	$23,621,000
Month #3
November 23, 2008 through December 27, 2008	—	$—	—	$23,621,000
Month #4
December 28, 2008 through January 24, 2009	—	$—	—	$23,621,000
Month #5
January 25, 2009 through February 21, 2009	18,160,835	$0.34	18,160,835	$17,509,000
Month #6
February 22, 2009 through March 28, 2009	4,821,914	$0.29	4,821,914	$16,114,000
Total	43,989,252	$0.43	43,989,252

(1) All months shown are our fiscal months.

On October 27, 2008, our Board of Directors authorized us to spend up to approximately $35 million on share repurchases. As of March 28, 2009, we had repurchased common stock for an aggregate purchase price of $19.2 million under the program. Purchases shall be made at prevailing market prices or in negotiated transactions off the market. The authorization is effective through December 31, 2009, unless otherwise determined by the Board of Directors. In addition, we may from time to time offer to repurchase certain of our long-term debt outstanding, subject to compliance with the restrictive covenants contained in our debt agreements and upon prevailing discounts available in the market. In this regard, we redeemed $33.7 million in aggregate principal amount of our 2010 and 2014 Notes during the quarter.

Our debt agreements contain a number of restrictive covenants, including prohibitions on incurring additional debt, making investments and other restricted payments, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions.

Item 4.  Submission of Matters to a Vote of Security Holders

On January 26, 2009, we held our 2009 Annual Meeting of Stockholders. The matters voted upon at the meeting by stockholders of record as of December 4, 2008 and the vote with respect to each such matter are set forth below:

1.	To elect nine directors to serve for the ensuing year and until their successor is appointed or elected:

	For	Withheld	Abstain
Neil R. Bonke	426,332,925	44,003,149	2,285,618
Alain Couder	460,442,125	9,874,516	2,305,050
John P. Goldsberry	463,113,831	7,281,254	2,226,607
Joseph G. Licata, Jr.	460,275,719	10,222,917	2,123,055
Mario M. Rosati	421,947,225	48,380,588	2,293,879
A. Eugene Sapp, Jr	455,993,408	14,545,555	2,082,729
Wayne Shortridge	456,634,397	13,845,465	2,141,830
Jure Sola	429,177,622	41,109,558	2,334,511
Jackie M. Ward	458,965,421	11,571,986	2,084,285

2.	To approve appointment of KPMG LLP as our independent registered public accountants for the fiscal year ending October 3, 2009.

For: 438,373,793	Against: 33,649,607	Abstain: 598,292

3.	To approve the 2009 Incentive Plan of the Company and the reservation of 45,000,000 shares of common stock for issuance thereunder.

For: 244,777,613	Against: 116,448,141	Abstain: 3,127,939	Broker Non-Votes: 108,267,999

Item 6. Exhibits

(a)	Exhibits

Refer to item (c) below.

(c)	Exhibits

Exhibit Number	Description

10.37(1)(2)	2009 Incentive Plan.

10.39(3)	Receivables Transfer and Contribution Agreement entered into as of November 24, 2008 by and between Sanmina SPV LLC and Sanmina-SCI Corporation (filed herewith).

10.40(1)	Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors amended and restated effective January 1, 2009 (filed herewith).
10.41(1)	Sanmina-SCI Corporation Deferred Compensation Plan effective January 1, 2009 (filed herewith).
10.42(1)	Description of fiscal 2009 Non-employee Directors Compensation Arrangements (filed herewith).
10.43(1)	Form of Stock Option Agreement for use under the 2009 Incentive Plan (filed herewith).
10.44(1)	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan (filed herewith).
10.45(1)	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan (filed herewith).
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

32.1(4)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2(4)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Compensatory plan in which an executive officer or director participates.

(2)	Incorporated by reference to Exhibit 10.37 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2009.

(3)	Corrected exhibit replacing corresponding exhibit of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008.

(4)
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

SANMINA-SCI CORPORATION
(Registrant)

	By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer

Date: May 4, 2009

	By:	/s/ TODD SCHULL
Todd Schull
Senior Vice President and
Corporate Controller (Principal Financial and
Accounting Officer)
Date: May 4, 2009

EXHIBIT INDEX

Exhibit Number	Description

10.37(1)(2)	2009 Incentive Plan.

10.39(3)	Receivables Transfer and Contribution Agreement entered into as of November 24, 2008 by and between Sanmina SPV LLC and Sanmina-SCI Corporation (filed herewith).

10.40(1)	Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors amended and restated effective January 1, 2009 (filed herewith).
10.41(1)	Sanmina-SCI Corporation Deferred Compensation Plan effective January 1, 2009 (filed herewith).
10.42(1)	Description of fiscal 2009 Non-employee Directors Compensation Arrangements (filed herewith).
10.43(1)	Form of Stock Option Agreement for use under the 2009 Incentive Plan (filed herewith).
10.44(1)	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan (filed herewith).
10.45(1)	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan (filed herewith).
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

32.1(4)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2(4)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Compensatory plan in which an executive officer or director participates.

(2)	Incorporated by reference to Exhibit 10.37 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2009.

(3)	Corrected exhibit replacing corresponding exhibit of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008.

(4)
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