Form 10-K/A
period 2008-09-27
SANMINA-SCI CORP
filed 2009-06-11
CIK 897723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No.2

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended September 27, 2008, as amended (the “Original Form 10-K”) solely in order to amend the Compensation Discussion and Analysis portion of Item 11 thereof to include additional information concerning the factors considered by the Compensation Committee in awarding bonuses and stock options to the named executive officers for fiscal 2008.  Per the rules of the Securities and Exchange Commission, all other disclosures required by Item 11 of Form 10-K and previously included in the Original Form 10-K have been repeated. No other part of Item 11 has been changed.

PART III

Item 11. Executive Compensation

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee are employees of Sanmina-SCI. During fiscal 2008, no executive officer of Sanmina-SCI (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the Board of Directors) of another entity, one of whose executive officers served on Sanmina-SCI’s Compensation Committee, (ii) served as a director of another entity, one of whose executive officers served on Sanmina-SCI’s Compensation Committee, or (iii) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of Sanmina-SCI.

EXECUTIVE COMPENSATION AND RELATED INFORMATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Philosophy

We believe that strong financial performance, on a consistent, predictable basis, is the most certain avenue through which we can increase long-term stockholder value. Accordingly, we have designed compensation programs to reward our executive officers based on our overall financial results and the individual contributions of our executive officers.

In particular, our executive compensation policies are designed to:

•                  attract and retain qualified executives who will contribute both to our long-term success and to our short-term performance;

•                  reward executives for achieving or exceeding measurable results;

•                  create a direct link between corporate success and individual performance and rewards;

•                  reinforce a sense of ownership and overall entrepreneurial spirit;

•                  help ensure that bonuses are based primarily on the most pertinent and specific metrics for our business; and

•                  maintain appropriate levels of dilution attributable to equity programs.

The Compensation Committee of the Board oversees our compensation philosophy and objectives. The Committee uses the above-mentioned objectives as a guide in establishing the compensation programs, packages and practices offered to our executive officers and in assessing the proper allocation between long-term and short-term incentive compensation and cash and non-cash compensation.

Throughout this Compensation Discussion and Analysis, the individuals who served as our Chief Executive Officer and Chief Financial Officer during fiscal 2008, as well as the other individuals included in the “Summary Compensation Table” in the Proxy Statement, are referred to as the “named executive officers.”

The following are general principles and practices followed by the Committee in determining executive compensation:

Use of Tally Sheets.  Tally sheets are spreadsheets used to view an executive’s total compensation. The Committee uses tally sheets to help in assessing whether adjustments are appropriate to base salaries, bonuses and/or equity grants.

Internal Pay Equity.  The Committee considers the relationship of the Chief Executive Officer’s compensation to that of the other named executive officers as a general guideline in determining executive compensation. However, the Committee does not seek to maintain a particular ratio between the remuneration of the Chief Executive Officer and that of other officers.

Wealth Accumulation.  The Committee considers the value of unvested restricted stock units and in-the-money stock options, as well as the amount of prior stock sales by executive officers, in setting their cash and equity compensation levels.

Types of Compensation.  During fiscal 2008, the compensation for our named executive officers consisted of three primary components: base salary, cash bonuses and equity compensation awards. The Committee does not have a formal or informal policy regarding the allocation between long-term and short-term compensation and cash and non-cash compensation. The Committee determines the proper allocations by considering the balance that is required to retain executives and reward them for their day to day responsibilities while appropriately motivating executives to strive to achieve our long-term goals, such as profitability and increasing stockholder value.

Retention Incentives.  The Committee also considers the need to offer compensation packages that are comparable to those offered by companies competing with us for executive talent. Therefore, the Committee conducts an annual review of our compensation programs and considers information from comparable companies in determining compensation packages.

Role and Authority of our Compensation Committee

The Compensation Committee of our Board:

•                  oversees our compensation policies, plans and benefit programs;

•                  reviews and approves the compensation of all of our executive officers (including our Chief Executive Officer and other named executive officers);

•                  reviews and approves our annual cash bonus programs; and

•                  designs and administers our equity compensation plans.

The members of the Compensation Committee are Wayne Shortridge, Neil R. Bonke, Alain Couder and Joseph G. Licata, Jr. Mr. Shortridge currently serves as the Chairman of the Committee and served as Chairman of the Committee during fiscal 2008. Each member of the Committee is an “independent director” under the NASDAQ listing requirements and is a “non-employee director” under Rule 16b-3 of the Securities Exchange Act of 1934.

The Committee meets at least quarterly throughout each year, including early in each fiscal year to establish target compensation levels for our executive officers for the fiscal year, to approve the annual bonus plan for the fiscal year, to grant equity awards and to approve executive officer bonuses for the previous fiscal year.

In addition, the Board and the Committee have delegated limited authority to our Chief Executive Officer and our General Counsel (the “Designated Approvers”) to grant equity awards within certain parameters. The Designated Approvers may grant awards only with respect to employees who have not been designated Section 16 officers, as that term is defined under the Exchange Act and who are not Presidents of business units, Senior Vice Presidents or Executive Vice Presidents who report directly to our Chief Executive Officer. In any fiscal year, the Designated Approvers may grant, in the aggregate, stock options and other equity awards (including restricted stock units or restricted stock awards) covering no more than 50,000 shares to any individual and 1,000,000 shares to all employees.

Role of Executive Officers in Compensation Decisions

Our Chief Executive Officer, President and Chief Operating Officer and Executive Vice President and General Counsel regularly attend the Committee’s meetings, but are excused, as appropriate, when certain matters of executive compensation are discussed. In addition, the Chief Executive Officer and President and Chief Operating Officer make recommendations to the Committee with respect to the compensation payable to the named executive officers who report them and other employees. However, the Committee is not bound by such officers’ recommendations and makes all decisions with respect to the Chief Executive Officer’s compensation without his input or him being present during such discussions.

Role and Independence of Compensation Consultant

The Committee has the sole authority to hire and terminate compensation consultants. The Committee retained Compensia, Inc., an executive compensation consulting firm, to conduct an annual review of our compensation program for executive officers and to provide and assist in the analysis of benchmark compensation data with respect to our executive compensation arrangements for fiscal 2008. The Committee has engaged Compensia to conduct a similar review of our compensation program for executive officers for fiscal 2009.

Sanmina-SCI uses its consultant, Compensia, Inc., to review the materials provided the Committee for accuracy and completeness, to provide the Committee with information regarding compensation trends generally, as well as industry specific compensation trends, to answer questions the Committee may have regarding compensation issues and to advise the Committee whether its compensation decisions are within industry norms.

Compensia reported solely to the Committee and our management was not involved in the negotiations of fees charged by Compensia or in the determination of the scope of work performed by Compensia. In addition, Compensia did not perform any services for us or the Committee other than providing advice concerning executive and director compensation. As a result, the Committee believes that Compensia should be considered to be independent of Sanmina-SCI.

Review of Peer Group Data

In making compensation decisions for fiscal 2008, the Committee examined competitive market practices for base salary, cash bonuses and equity compensation awards for global, diversified electronics manufacturing services, or EMS, companies, high-technology manufacturing companies of comparable revenue and certain durable goods manufacturing and other companies. The Committee included certain durable goods companies in the peer group because, like Sanmina-SCI, they have numerous, geographically dispersed manufacturing operations and sell as end products complex, highly engineered assembled products.

Data on compensation practices of peer group companies generally was gathered through publicly available information. Compensia also used the Proprietary High-Tech Executive Compensation Database for data on technology manufacturing companies. In addition, the Committee used the Watson Wyatt Report on Top Management Survey to obtain information on comparable executives at durable goods manufacturing companies. While the report provides a list of participating companies, it does not identify companies by name when providing information by revenue size and the durable goods manufacturing business segment.

The peer group companies included the following:

EMS Peer Companies

•                  Celestica, Inc.

•                  Flextronics International Ltd.

•                  Jabil Circuit, Inc.

•                  Plexus Corporation

High-Technology Manufacturing Peer Companies

•                  Advanced Micro Devices, Inc.

•                  Agilent Technologies, Inc.

•                  Dover Corporation

•                  Infineon Technologies AG

•                  Lexmark International, Inc.

•                  Micron Technology, Inc.

•                  NCR Corporation

•                  Network Appliance, Inc.

•                  Pitney Bowes, Inc.

•                  SanDisk Corporation

•                  Seagate Technology

•                  Teleflex, Inc.

•                  Vishay Intertechnology, Inc.

•                  Western Digital Corporation

Components of Fiscal 2008 Compensation

Our executive officer compensation program includes three main elements:

•                  base salary;

•                  cash bonuses; and

•                  equity compensation in the form of stock options or restricted stock units.

We selected these components because we believe each is necessary to help us attract and retain executive talent. These components also allow us to reward performance throughout the fiscal year and to provide an incentive for executives to appropriately balance their focus on short-term and long-term strategic goals. The Committee believes that this set of components is effective and will continue to be effective in achieving the objectives of our compensation program and philosophy.

Base Salary

Base salary compensates executive officers for their services rendered on a day-to-day basis. The Committee primarily considers individual performance, experience level, changes in individual roles and responsibilities during the year and competitive compensation data in determining appropriate base salary levels for individual named executive officers.

In October 2008, the Committee reviewed the base salary of each of the named executive officers against the base salaries of similarly situated executive officers of the peer group. The Committee determined that named executive officer base salaries were on average between the 25th and 50th percentile of base salaries for similarly situated executive officers, lower than the targeted percentile. However, reflecting the Committee’s belief that a substantial portion of executive pay should be based upon Sanmina- SCI’s overall performance, the Committee did not change base salaries for our named executive officers (including our Chief Executive Officer) for fiscal 2009.

Bonuses

Named executive officers were eligible to receive bonuses under the Sanmina-SCI FY2008 Corporate Annual General & Administrative Short-Term Incentive Plan (the “2008 Incentive Plan”) originally adopted by the Compensation Committee in November 2007. The 2008 Incentive Plan sets forth the methodology for calculating annual bonuses for fiscal 2008 for specified employees of Sanmina-SCI, including executive officers, based upon achievement of specified corporate, divisional and individual performance objectives.

Determination of Bonus Formula

Under the 2008 Incentive Plan, Sanmina-SCI’s fiscal 2008 performance is measured against targets for revenue and non-GAAP operating margin. This measurement results in a corporate performance factor that is then adjusted up or down based upon target levels of free cash flow for the year and inventory turns and return on invested capital exiting the fourth quarter of the year. The Committee chose these measures because of its belief, based in part upon communications with stockholders, that these measures are the ones that most directly impact stockholder value. Because the Committee believes that revenue and operating margin are the most important indicators of Sanmina-SCI’s performance, these two measures are the ones used to determine the starting corporate performance factor. As a result, no bonuses were payable under the 2008 Incentive Plan unless Sanmina-SCI achieved revenue of at least $6.0 billion and non-GAAP operating margin of more than 2.5% for specified operations. In setting such minimum level of performance, the Committee considered the degree of difficulty to reach such minimum level and the need to retain key executive officers even if targeted levels of financial performance were not achieved.

At the same time, inventory turns and return on invested capital are recognized and frequently used financial measures in the EMS industry. Similarly, for companies with long-term debt like Sanmina-SCI, free cash flow indicates Sanmina-SCI’s ability to service such debt. For these reasons, the Committee believed it appropriate to provide for both upwards and downwards adjustment of the corporate performance factor based on achievement or non-achievement of targets for these three measures. For fiscal 2008, inventory turns, return on invested capital and free cash flow measures all increased the corporate performance factor.

Determination of Individual Bonuses

In early fiscal 2008, named executive officers were assigned a bonus target expressed as a percentage of base salary, except for the Chief Executive Officer, whose award was determined by the Compensation Committee without reference to a target and solely on the basis of Sanmina-SCI’s performance. The Committee believed that not initially approving a specific bonus target for the Chief Executive Officer gave the Committee maximum flexibility in adjusting the bonus for qualitative and quantitative Sanmina-SCI performance, performance compared to peers, the Chief Executive Officer’s ability to execute on Sanmina- SCI’s strategic plan and other factors determined by the Committee to be important in assessing chief executive officer performance. For the other named executive officers, the Committee set bonus targets primarily by comparing peer group compensation data and targeting total cash compensation (inclusive of base salary) to be between the 60th and 75th percentile of total compensation for similar executives at peer group companies.

Each named executive officer’s fiscal 2008 bonus was determined by reference to his bonus target established by the Committee, Sanmina-SCI’s corporate performance factor and achievement of the participant’s individual/divisional performance targets for fiscal 2008.

The formula for executive bonuses is driven by Sanmina-SCI’s performance against the factors discussed above. The portion of the bonus attributable to corporate and/or divisional/individual performance varies by individual. The dollar amounts of named executive officer bonuses are determined as follows:

(Base Salary ($)) × (Individual Bonus Target Percentage (%)) × (Corporate Performance Factor (%)) × (Corporate Performance Portion (%))

plus,

(Base Salary ($)) × (Individual Bonus Target Percentage (%)) × (Corporate Performance Factor (%)) × (Divisional/Individual Portion, adjusted for individual/divisional performance (%)).

In determining achievement of individual performance targets for the named executive officers, the Committee took into account difficult industry-wide business conditions during the fiscal year, as well as the fact that such conditions were factors outside of management’s control. In light of these conditions, the Committee determined that all of the named executive officers had met or exceeded their individual/divisional targets, for the following reasons:

•                                          Jure Sola — for demonstrating leadership during difficult business conditions, maintaining key customer relationships during the year, helping drive the turnaround in Sanmina-SCI’s operations in fiscal 2008 (specifically the successful divestiture of Sanmina-SCI’s PC business and the improvement in non-GAAP net income from a loss of $(0.11) per share in fiscal 2007 to net income of $0.13 per share in fiscal 2008) and helping create a company strategic plan

•                                          Joseph Bronson — for initiating and overseeing a successful review of operations, focusing on cash management and improvement of the results of non-performing business units

•                                          Hari Pillai — for driving strong results in the EMS business unit, the Company’s core business unit, during the fiscal year

•                                          David White — for contributing toward the successful divestiture of Sanmina-SCI’s PC division during the fiscal year

•                                          Michael Tyler — for leading efforts to settle the Company’s derivative lawsuit, overseeing legal aspects of the Company’s European restructuring activities and driving continued implementation of governance and compliance reforms

As a result of these factors, and applying the formula set forth in the 2008 Incentive Plan, the Committee approved fiscal 2008 bonuses for the named executive officers in the amounts shown in the Summary Compensation Table, on page 35 below.

Fiscal 2009 Bonus Plan

In December 2008, the Committee approved the Sanmina-SCI Fiscal 2009 Short-Term Incentive Plan (the “2009 Bonus Plan”). The 2009 Bonus Plan sets forth the methodology for calculating annual bonuses for fiscal 2009 for specified employees of Sanmina-SCI, including executive officers, based upon achievement of specified corporate, divisional and individual performance objectives.

Under the 2009 Bonus Plan, Sanmina-SCI’s fiscal 2009 performance is measured against targets for revenue, non-GAAP operating margin, free cash flow, inventory turns and return on invested capital. Should Sanmina-SCI not achieve a minimum performance against these targets, no bonuses shall be payable under the 2009 Bonus Plan. Each participant’s bonus is determined by reference to an individual bonus target established by management (or, in the case of Sanmina- SCI’s executive officers, by the Committee), Sanmina-SCI’s performance against its targets, as described above, and achievement of the participant’s individual/divisional performance targets for fiscal 2009.

The Committee believes that achievement of the targeted level of performance under the 2009 Incentive Plan is moderately difficult based upon industry-wide conditions and Sanmina-SCI’s internal forecasts.

Sanmina-SCI and the Compensation Committee retain the right to terminate or amend the 2009 Bonus Plan in any respect, including increasing or decreasing the corporate performance and individual bonus targets.

Long-Term Equity-Based Incentive Awards

We provide long-term incentive compensation through awards of stock options, restricted stock and restricted stock units that generally vest over three to five years. In some cases, the vesting of equity awards accelerates if certain goals are met, such as stock price targets. Our equity compensation program is intended to align the interests of our named executive officers with those of our stockholders by creating an incentive for our named executive officers to maximize stockholder value. The equity compensation program also encourages our named executive officers to remain employed with us because unvested awards are forfeited upon termination of employment.

Sanmina-SCI grants equity awards to its named executive officers under the stockholder-approved 1999 Stock Plan. Grants approved by the Committee become effective and, for stock options, are priced at the fair market value of our common stock as of a predetermined future effective date in accordance with our Equity Award Administration Policy. The Committee has not granted, nor does it intend in the future to grant, equity compensation awards to executives in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement. Similarly, the Committee has not timed, nor does it intend in the future to time, the release of material nonpublic information based on equity award grant dates. Also, because equity compensation awards typically vest over a three to five year period, the value to recipients of any immediate increase in the price of our common stock following a grant will be attenuated.

The number of shares granted each year to the named executive officers depends upon each executive officer’s current holdings of equity, individual performance, Sanmina-SCI’s stock price (and therefore the extent to which current option holdings are in-the-money) and the type of equity granted by peer companies. While the Committee has granted full value awards, such as restricted stock units, in the past to the named executive officers, the Committee believes that, in general, stock options better align executives’ incentives with stockholder interests. This is because such awards will not result in any compensation unless the stock price, and therefore stockholder value, increases. In fiscal 2008, primarily as a result of a lower stock price that eliminated the need for the downside price protection of full value awards and the fact that substantial full value awards had been granted the year before, the Committee granted options to purchase 1,540,000 options to our named executive officers and no full value awards compared to options to purchase 500,000 shares and 2,040,000 restricted stock units in fiscal 2007. The total number of shares granted was down from fiscal 2007 due to the fact that Joseph Bronson and Michael Tyler had received large initial grants in connection with their initial employment during fiscal 2007 and, as a result, the Committee determined that they should not be granted additional equity during fiscal 2008. All of the options granted during fiscal 2008 vest over a specified period of time, subject to such named executive officer’s continued service.

The Committee set fiscal 2008 equity levels for the named executive officers receiving equity grants during fiscal 2008 primarily considering (1) the underwater status of most of their options, (2) individual performance, (3) internal pay equity and (4) the current equity holdings, as follows:

•                                          Underwater Option Status - was a factor increasing the size of option grants to such named executive officers since at least 50% of options held by such named executive officers had exercise prices of at least $7.00 per share compared to a fair market value of $1.98 per share on the fiscal 2008 option grant date

•                                          Individual Performance - was a factor increasing size of option grants to such named executive officers due to their achievement of individual qualitative objectives during fiscal 2007

•                                          Internal Pay Equity Guidelines - reduced the size of Mr. Pillai’s grant relative to Mr. Sola’s grant and the size of Mr. White’s grant relative to Mr. Pillai’s grant

•                                          Current equity holdings —did not contribute to an increase or decrease of equity grants to such named executive officers, taking into account their past option exercises, expiring underwater grants, currently outstanding stockholdings and remaining outstanding option grants

Change-in-Control and Severance Arrangements

The Committee has not to date found it necessary to approve broad-based change-in-control arrangements and severance that would provide benefits and/or acceleration of vesting of equity awards with its executive officers in case of specified terminations or employment or transactions involving Sanmina-SCI. However, in one instance, involving the hiring of Sanmina-SCI’s Chief Financial Officer, Sanmina-SCI did agree to accelerate such officer’s equity grants in full in the event of a change-in-control involving Sanmina-SCI. In addition, in the case of Sanmina-SCI’s Executive Vice President and General Counsel, the Committee agreed to provide salary continuation for one year following termination of employment without cause or resignation for good reason. Such arrangements were deemed necessary to attract and retain such individuals and were consistent with their arrangements with their prior employers. The Compensation Committee is continuing to evaluate the advisability of adopting a change-in-control arrangement covering additional officers.

Other Benefits

In addition to the cash and equity compensation discussed above, we provide our named executive officers with a modest package of additional benefits that includes:

•                  health insurance, as generally available to U.S. employees;

•                  optional participation in our 401(k) plan, as generally available to all U.S. employees (including any matching contributions on the same terms as other participating employees);

•                  life insurance, as generally available to all U.S. employees;

•                  optional participation in a non-qualified executive deferred compensation plan that permits executives to defer receipt of part or all of their base salary and bonus to a future date;

•                  vehicle allowance; and

•                  executive group travel accident insurance.

We do not provide the following types of perquisites to executive officers:

•                  personal use of corporate assets;

•                  executive pension plans (SERPs);

•                  Sanmina-SCI-funded deferred compensation programs; or

•                  Sanmina-SCI-funded housing (except on a temporary basis in cases of relocation).

Policy Regarding Executive Repayment of Compensation Following Misconduct

Section 304 of the Sarbanes-Oxley Act of 2002 requires that if misconduct results in a material non-compliance with SEC financial reporting requirements, and as a result of such non-compliance Sanmina-SCI is required to restate its financial statements, then the Chief Executive Officer and Chief Financial Officer must disgorge any bonuses received during the 12-month period following the filing of the non-compliant report and profits on the sale of Sanmina-SCI stock during such period. The Committee has considered, but has not deemed it appropriate to adopt, a policy by which other executive officers would be required to repay compensation earned and/or forfeit gains from stock sales in the event of misconduct, principally because it believes the repayment provisions of Section 304 are sufficient. Sanmina-SCI may reconsider its position if future circumstances warrant.

Policy Regarding Tax Deduction for Compensation under Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code (“IRC”) limits our tax deduction to $1 million for compensation paid to certain executive officers named in the Proxy Statement unless the compensation is performance-based. The Committee’s present intention is to comply with the requirements of IRC Section 162(m), unless the Committee determines that it is in our interests to do otherwise. Our 2009 Incentive Plan, if approved by stockholders, will permit Sanmina-SCI to grant performance-based awards (both cash and equity) that will be exempt from the IRC limit on deductibility.

Submission by Compensation Committee

The Committee has reviewed and discussed with management the Compensation Discussion and Analysis for fiscal 2008. Based on the review and discussions, the Committee recommended to the Board, and the Board has approved, that this Compensation Discussion and Analysis be included in Sanmina-SCI’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

This report is submitted by the Committee.

The Compensation Committee of the Sanmina-SCI Corporation Board of Directors

Wayne Shortridge, Chairman Neil R. Bonke Alain Couder Joseph G. Licata, Jr.

SUMMARY COMPENSATION TABLES

The following table presents the compensation earned by our Chief Executive Officer, our Chief Financial Officer and our three next most highly compensated executive officers during fiscal 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)(3)		Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Jure Sola Chairman of the Board and Chief Executive Officer	2008 2007	$800,000 788,462	— —	$690,604 6,293,784	(7)	$184,088 75,963	$440,000	$0 24,333	(5)	$65,060 72,082	(6)	$2,179,752 7,254,624
David L. White Executive Vice President and Chief Financial Officer	2008 2007	425,000 401,923	— 150,000	368,298 353,848		117,393 64,018	210,375	— —		6,070 8,783	(8)	1,127,136 978,572
Joseph R. Bronson Former President and Chief Operating Officer	2008 2007	500,000 40,385		135,554 4,468		37,367 1,503	247,500	— —		11,050 824	(9)	931,471 47,180	(10)
Hari Pillai President and Chief Operating Officer	2008 2007	430,000 451,538	— 150,000	287,988 306,419		83,583 65,261	234,135	0 247,944	(5)	19,827 22,836	(11)	1,055,533 1,243,998
Michael Tyler Executive Vice President, General Counsel and Secretary	2008 2007	350,000 161,538	— 150,000	90,029 33,884		27,855 10,063	154,000	— —		40,244 91,995	(12)	662,128 447,480	(13)

(1)                                  Amounts paid were discretionary bonuses not paid pursuant to Sanmina-SCI’s incentive plan for fiscal 2007 because the performance targets under such plan were not achieved.

(2)                                  The restricted stock awards disclosed above are comprised of two types of awards:

•                  Performance restricted stock awards vest upon the achievement of certain performance requirements subject to the holder continuing to be a service provider to Sanmina-SCI. In fiscal 2007, the performance requirements were not met and, accordingly, the named executive officers each forfeited 35% of their restricted stock awards granted in fiscal 2007.

•                  Time based awards vest over a specified period of time subject to the holder continuing to be a service provider to Sanmina-SCI. In some cases, vesting accelerates upon specified events.

(3)                                  Reflects the compensation expense reported by Sanmina-SCI for these awards recognized in fiscal 2008 and fiscal 2007 in accordance with FAS 123(R). The assumptions used in the valuation of these awards are set forth in the notes to Sanmina-SCI’s consolidated financial statements, which are included in Sanmina-SCI’s Annual Report on Form 10-K for fiscal 2008, filed with the SEC on November 24, 2008 and Sanmina-SCI’s Annual Report on Form 10-K for fiscal 2007, filed with the SEC on November 28, 2007. These amounts do not purport to reflect the value that will be recognized by our named executive officers upon sale of the underlying securities.

(4)                                  Fiscal 2008 bonuses were paid pursuant to the Sanmina-SCI FY 2008 Corporate Annual G&A Short-Term Incentive Plan (a cash-only bonus plan).

(5)                                  Losses in deferred compensation accounts were $42,017 in the case of Mr. Sola and $569,899 in the case of Mr. Pillai.

(6)                                  Represents contributions to the 401(k) plan of $2,700, life insurance premium payments of $40,000, vehicle allowance payments of $5,700 and business travel accident insurance premium payments of $16,660.

(7)                                  Sanmina-SCI awarded 1,000,000 shares of restricted stock to Jure Sola, our Chairman of the Board and Chief Executive Officer, during fiscal 2007. This restricted stock unit will vest only if certain performance terms are met and Mr. Sola continues to be a service provider to Sanmina-SCI on the vesting date. Otherwise, the award will be forfeited on December 31, 2009. In order for Mr. Sola to receive the full value of this grant, the closing price of Sanmina-SCI’s common stock must reach and remain at or above $15.00 for 20 trading days.

(8)                                  Represents contributions to the 401(k) plan of $2,700, and business travel accident insurance premium payments of $3,370.

(9)                                  Represents business travel accident insurance premium payments of $11,050.

(10)                            Mr. Bronson joined Sanmina-SCI in August 2007. Mr. Bronson resigned from his position as President and Chief Operating Officer in October 2008 but remains employed by Sanmina-SCI as an advisor to the Chief Executive Officer.

(11)                            Represents contributions to the 401(k) plan of $2,700, life insurance premium payments of $8,152, vehicle allowance payments of $5,034 and business travel accident insurance premium payments of $3,941.

(12)                            Represents contributions to the 401(k) plan of $2,700, vehicle allowance payments of $6,000, business travel accident insurance premium payments of $3,630 and relocation payments of $27,914.

(13)                            Mr. Tyler joined Sanmina-SCI in April 2007.

Grants of Plan Based Awards

The following table presents information regarding grants of plan based awards made to each of our named executive officers during fiscal 2008. All equity awards were granted under our 1999 Stock Plan. All non-equity awards were granted under our FY2008 Corporate Annual G&A Short-Term Incentive Plan (a cash-only bonus plan).

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards(1)				All Other Option	Exercise Price of Option	Grant Date Fair Value of Stock and Option
	Grant Date	Threshold ($)	Target ($)		Maximum ($)	Awards (#)(2)	Awards ($)	Awards ($/Sh)(3)
Jure Sola Chairman of the Board and Chief Executive Officer	11/13/07 11/15/07	$120,000 —	$800,000 —	(4)	$1,360,000 —	— 750,000	— 1.98	— 789,375
David L. White Executive Vice President and Chief Financial Officer	11/13/07 11/15/07	57,375 —	382,500 —		650,250 —	300,000	1.98	315,750
Joseph R. Bronson Former President and Chief Operating Officer	11/13/07	67,500	450,000		765,000	—	—	—
Hari Pillai President and Chief Operating Officer	11/13/07 11/15/07	58,050 —	387,000 —		657,900 —	— 350,000	— 1.98	— 368,375
Michael Tyler Executive Vice President, General Counsel and Secretary	11/13/07	42,000	280,000		476,000	—	—	—

(1)                                  Represents potential cash payments under Sanmina-SCI FY2008 Corporate Annual G&A Short-Term Incentive Plan originally adopted in November 2007. Actual cash awards made under this plan are shown in the Summary Compensation Table above under the column entitled “Non-Equity Incentive Plan Compensation.”

(2)                                  Subject to the holder continuing to be a service provider to Sanmina-SCI, these stock options vest in three equal annual installments on each of the first three anniversaries of the date of grant.

(3)                                  Reflects the grant date fair value of each equity award computed in accordance with FAS 123(R) over the life of the award. The assumptions used in the valuation of these awards are set forth in the notes to Sanmina-SCI’s consolidated financial statements, which are included in Sanmina-SCI’s Annual Report on Form 10-K for fiscal 2008, filed with the SEC on November 24, 2008. These amounts do not purport to reflect the value that will be recognized by our named executive officers upon the sale of the underlying securities.

(4)                                  Represents target, not actual, payment based on cash bonus target established by the Compensation Committee. Actual payment was $440,000 and is shown in the Summary Compensation Table under the column entitled “Non-Equity Incentive Plan Compensation.”

Outstanding Equity Awards at Fiscal 2008 Year-End

The following table presents certain information concerning the outstanding option awards held as of September 27, 2008 by each of our named executive officers.

Option Awards

Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Jure Sola	11/15/2007	—		750,000	(1)	$1.98	11/15/2017
Chairman of the Board and Chief Executive	10/27/2004	650,000		—		7.43	10/27/2014
Officer	10/10/2003	1,000,000		—		10.48	10/10/2013
	10/28/2002	43,333		—		2.09	10/28/2012
	10/28/2002	56,666		—		3.33	10/28/2012
	7/31/2002	600,000		—		4.07	7/31/2012
	10/1/2001	316,667		—		13.28	10/1/2011
	10/1/2001	183,333	(2)	—		20.00	10/1/2011
	12/20/2000	76,000	(2)	—		41.09	12/20/2010
	12/20/2000	304,000		—		30.97	12/20/2010
	10/18/1999	500,000		—		18.99	10/18/2009
	10/5/1998	483,252		—		5.97	10/5/2008
David L. White	11/15/2007	—		300,000	(1)	1.98	11/15/2017
Executive Vice President and Chief Financial	1/16/2007	50,000		100,000	(3)	3.44	1/16/2017
Officer	10/24/2005	58,333		41,667	(4)	3.74	10/24/2015
	10/27/2004	250,000		—		7.43	10/27/2014
Joseph R. Bronson	9/17/2007	50,000		200,000	(5)	2.12	9/17/2017
Former President and Chief Operating Officer
Hari Pillai	11/15/2007	—		350,000	(1)	1.98	11/15/2017
President and Chief Operating Officer	10/24/2005	87,501		62,499	(4)	3.74	10/24/2015
	10/27/2004	150,000		—		7.43	10/27/2014
	10/10/2003	200,000		—		10.48	10/10/2013
	9/12/2003	150,938		—		8.85	9/12/2013
	9/12/2003	194,062	(2)	—		10.27	9/12/2013
	7/31/2002	150,000		—		4.07	7/31/2012
	10/5/1998	58,664		—		5.97	10/5/2008
Michael Tyler	5/15/2007	26,667		73,333	(6)	3.52	5/15/2017
Executive Vice President, General Counsel & Corporate Secretary

(1)

This option was granted on November 15, 2007. Subject to the holder continuing to be a service provider to Sanmina-SCI, one-third of this option will vest annually on each of the first three anniversaries of the date of grant.

(2)

On December 31, 2006, Sanmina-SCI adjusted the exercise price of option grants held by certain Section 16 officers, as that term is defined under the Exchange Act, at such officers’ elections, to equal the fair market value on the original date of grant. Options granted with an exercise price lower than the fair market value on the grant date would be considered deferred compensation under Section 409A of the Code. The Treasury Regulations and other Internal Revenue guidance issued with respect to Section 409A allowed for a correction, without penalty, if the exercise price was increased to at least the fair market value on the original date of grant before the close of calendar year 2006. Eleven directors and Section 16 officers elected to take this remediation action, and the exercise prices of options to purchase 998,146 shares were adjusted. There was no incremental compensation cost resulting from the modification. The weighted average exercise price of the options before the modification was approximately $9.76. The weighted average exercise price after the modification was approximately $12.41.

(3)	This option was granted on January 16, 2007. Subject to the holder continuing to be a service provider to Sanmina-SCI, 1/60th of this option will vest monthly.

(4)	This option was granted on October 24, 2005. Subject to the holder continuing to be a service provider to Sanmina-SCI, 1/60th of this option will vest monthly.

(5)

Subject to the holder continuing to be a service provider to Sanmina-SCI, this option grant will vest as follows: 50,000 shares vest after one year. The balance of 200,000 shares will vest at a rate of 8,333 shares per month. However, if the 14 trading day average closing price of Sanmina-SCI’s common stock equals or exceeds $10.00 before September 17, 2010, then all shares will vest immediately. Otherwise, subject to the holder continuing to be a service provider to Sanmina-SCI, 1/60th of this option will vest monthly.

(6)	Subject to the holder continuing to be a service provider to Sanmina-SCI, this option grant will vest as follows: 20,000 shares vest after one year. The balance of 80,000 shares will vest monthly.

Stock Awards

The following table presents certain information concerning the outstanding stock awards held as of September 27, 2008 by each of our named executive officers.

Name	Stock Award Grant Date	Number of Shares or Units of Stock that have not yet vested (#)		Market Value of Shares or Units of Stock that have not vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not yet vested ($)(1)
Jure Sola	2/15/2007	—		—	1,000,000	(2)	$1,640,000
Chairman of the Board and Chief Executive Officer	10/24/2005	—		—	240,000	(3)	393,600
David L. White	1/16/2007	166,666	(4)	$273,332	—		—
Executive Vice President and Chief	10/24/2005	—		—	40,000	(5)	65,600
Financial Officer	10/27/2004	100,000	(4)	164,000	—		—
Joseph R. Bronson	9/17/2007	250,000	(6)	410,000	—		—
Former President and Chief Operating Officer
Hari Pillai	1/16/2007	200,000		328,000	—		—
President and Chief Operating Officer	10/24/2005	—		—	60,000	(7)	98,400
Michael Tyler	5/15/2007	100,000	(8)	164,000	—		—
Executive Vice President, General Counsel & Corporate Secretary

(1)           Value is based on the closing price of Sanmina-SCI’s common stock of $1.64 on September 26, 2008, the last trading day before September 27, 2008, as reported on the NASDAQ Stock Market.

(2)           The shares will be issued pursuant to Sanmina-SCI’s 1999 Stock Plan. Subject to the holder continuing to be a service provider to Sanmina-SCI, and if the 20 trading day average closing price of Sanmina-SCI’s common stock reaches the following performance hurdles, the shares will vest as follows:

•                  if the average closing price of Sanmina-SCI’s common stock equals or exceeds $9.00, then 80,000 shares will vest;

•                  if the average closing price of Sanmina-SCI’s common stock equals or exceeds $11.00, then an additional 160,000 shares will vest;

•                  if the average closing price of Sanmina-SCI’s common stock equals or exceeds $13.00, then an additional 360,000 shares will vest; and

•                  if the average closing price of Sanmina-SCI’s common stock equals or exceeds $15.00, then an additional 400,000 shares will vest.

(3)                                  Subject to the holder continuing to be a service provider to Sanmina-SCI, this restricted stock unit will vest only if the earnings per share (EPS) meet or exceed $0.80 during the fiscal year. Of the original restricted stock award of 600,000 shares, 360,000 shares have been forfeited because this EPS target was not achieved.

(4)                                  This restricted stock unit grant vested in full on October 27, 2008.

(5)                                  Subject to the holder continuing to be a service provider to Sanmina-SCI, this restricted stock unit will vest if the earnings per share (EPS) meet or exceed $0.80 during the fiscal year. Of the original restricted stock award of 100,000 shares, 60,000 shares have been forfeited because this EPS target was not achieved.

(6)                                  Subject to the holder continuing to be a service provider to Sanmina-SCI, this restricted stock unit will vest as follows: 83,333 shares vest on September 17, 2009 and 83,334 shares vest on September 17, 2010. Subject to the holder continuing to be a service provider to Sanmina-SCI, the shares will vest earlier as follows if the 14 trading day average closing price of Sanmina-SCI’s common stock reaches the following performance hurdles:

•                  if the 14 trading day average closing price of Sanmina-SCI’s common stock equals or exceeds $8.00 before September 17, 2009, then an additional 83,333 shares will vest; and

•                  if the 14 trading day average closing price of Sanmina-SCI’s common stock equals or exceeds $10.00 before September 17, 2010, then an additional 83,334 shares will vest.

(7)                                  Subject to the holder continuing to be a service provider to Sanmina-SCI, this restricted stock unit will vest only if the earnings per share (EPS) meet or exceed $0.80 during the fiscal year. Of the original restricted stock award of 150,000 shares, 90,000 shares have been forfeited because this EPS target was not achieved.

(8)                                  Subject to the holder continuing to be a service provider to Sanmina-SCI, this restricted stock unit will vest 100% on 5/15/2010.

Option Exercises and Stock Vested in Last Fiscal Year

The following table presents certain information concerning the vesting of stock awards by each of our named executive officers during fiscal 2008. None of the named executive officers exercised any stock options during fiscal 2008.

Name	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(1)
Jure Sola	1,000,000	$2,120,000
Chairman of the Board and Chief Executive Officer
David L. White	83,334	130,834
Executive Vice President and Chief Financial Officer
Joseph R. Bronson	—	—
Former President and Chief Operating Officer
Hari Pillai	300,000	581,000
President and Chief Operating Officer
Michael Tyler	—	—
Executive Vice President, General Counsel and Secretary

(1)                                  The aggregate dollar amount realized upon the vesting of a stock award represents the market value of our common stock underlying the stock award on the vesting date multiplied by the shares vested on the vesting date.

Non-Qualified Deferred Compensation Plan

Pursuant to Sanmina-SCI’s non-qualified deferred compensation plan, certain highly compensated employees may defer the receipt of certain compensation, and such deferrals are not subject to income tax until the year in which they are paid. Only members of management or highly compensated employees with a projected base salary of at least $100,000 may participate in the plan, subject to the approval of our Chief Executive Officer. The following table presents certain information concerning participation in our non-qualified deferred compensation plan by each of our named executive officers during fiscal 2008.

Name	Executive Contributions ($)	Aggregate Earnings ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance ($)
Jure Sola	$80,000	$(42,017)	—	$363,666
Chairman of the Board and Chief Executive Officer
David L. White	—	—	—	—
Executive Vice President and Chief Financial Officer
Joseph R. Bronson	—	—	—	—
Former President and Chief Operating Officer
Hari Pillai	239,389	(569,899)	251,992	849,365
President and Chief Operating Officer
Michael Tyler	—	—	—	—
Executive Vice President, General Counsel and Secretary

Termination and Change in Control Arrangements

In July 2004, we entered into an employment agreement with David L. White, our Executive Vice President and Chief Financial Officer, which provides that in the event of the sale or acquisition of Sanmina-SCI, all outstanding stock options and restricted stock grants held by Mr. White will vest immediately.

Pursuant to our employment agreement with Michael Tyler, our Executive Vice President, General Counsel and Corporate Secretary, dated February 23, 2007, as amended on November 15, 2007, Mr. Tyler shall continue to receive his salary for a period of 12 months following any termination of his employment for without cause or voluntary termination for good reason.

We do not provide our Chief Executive Officer with an employment contract or severance agreement. As a result, we are under no contractual obligation to make additional payments to our Chief Executive Officer in the event of a change of control of Sanmina-SCI, or in the event of the Chief Executive Officer’s separation from Sanmina-SCI.

COMPENSATION OF DIRECTORS

The following table presents the compensation earned by our non-employee directors during fiscal 2008. Employees Jure Sola and Joseph R. Bronson did not receive additional compensation for their service as directors.

Name	Fees earned or paid in cash ($) (1)	Stock Awards ($) (2)(3)	Option Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All other compensation	Total ($)
Neil R. Bonke	$95,500	$147,604	$13,928	—		—	$257,032
Alain Couder	115,500	164,512	13,928	0	(4)	—	293,940
John P. Goldsberry	97,000	17,249	5,297			—	119,546
Joseph G. Licata, Jr.	65,000	111,028	11,037	—		—	187,065
Mario M. Rosati	73,000	55,736	13,928	—		—	142,664
A. Eugene Sapp, Jr.	28,000	178,161	13,928	—		—	220,089
Wayne Shortridge	134,000	129,236	13,928	0	(4)	—	277,164
Jackie M. Ward	16,500	182,701	13,928	0	(4)	—	213,129
Peter Simone(5)	42,500	—	—	—		15,000	57,500

(1)

Excludes retainer fees elected by director to be paid in the form of restricted stock units, which are shown in the “Stock Awards” column. Includes retainer and meeting fees deferred pursuant to the Sanmina-SCI Deferred Compensation Plan for Outside Directors, if any.

(2)

Reflects the compensation expense reported by Sanmina-SCI for these awards in fiscal 2008 in accordance with FAS 123(R). The assumptions used in the valuation of these awards are set forth in the notes to Sanmina-SCI’s consolidated financial statements, which are included in Sanmina-SCI’s Annual Report on Form 10-K for fiscal 2008, filed with the SEC on November 24, 2008. These amounts do not purport to reflect the value that will be recognized by our directors upon sale of the underlying securities.

(3)	Includes retainer fees that the director elected to be paid in the form of restricted stock units. See “Director Compensation Arrangements,” below.

(4)	Losses in deferred compensation accounts were $87,649 in the case of Mr. Couder, $12,551 in the case of Mr. Shortridge and $17,182 in the case of Ms. Ward.

(5)

Mr. Simone ceased to serve as a director of Sanmina-SCI on January 28, 2008. Thereafter, he served as a consultant to the Audit Committee of the Board through April 30, 2008. He was paid $5,000 per month for such consulting services.

Director Compensation Arrangements

Cash Compensation.  Non-employee directors earn an annual retainer of $60,000. Each such director who is a member of a committee of the Board (other than the Special Litigation Committee) also earns an annual retainer of $10,000, with the chairperson of each committee of the Board earning an annual retainer of $20,000. Our lead independent director earns an additional cash retainer of $24,000 for his duties as such. Directors may elect to receive their retainers in the form of restricted stock units, in which case the dollar value of the retainer is increased by one-third.

In addition to those amounts, each non-employee director attending a meeting of the Board in person receives an additional payment of $2,000 for attending a meeting in person and $1,000 for attending telephonically. Each director attending a committee meeting receives an additional payment of $1,500 per meeting. Members of our Special Litigation Committee receive a flat fee of $5,000 per month and do not receive retainer or meeting fees for their service on such committee.

Non-employee directors may defer all or part of their retainer and meeting fees pursuant to the Sanmina-SCI Deferred Compensation Plan for Outside Directors. Fees so deferred are converted to share units, with each unit representing one share of common stock of Sanmina-SCI. Share units are payable to directors upon termination of their service to Sanmina-SCI.

Equity Compensation.  Upon first becoming a director and annually thereafter, each non-employee director receives a stock option grant to purchase 10,000 shares of our common stock and 20,000 restricted stock units under our 1999 Stock Plan (pro rated for the remainder of the fiscal year in the case of the initial grant). Equity awards vest monthly over the 12 months after the date of grant, subject to acceleration of vesting upon termination of service for directors who have served as directors for more than two years.

The Board believes its director compensation practices are reasonable, based upon benchmarking data of director compensation practices of peer group companies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 11, 2009	SANMINA-SCI CORPORATION (Registrant)

	By:	/s/ Jure Sola
Jure Sola, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jure Sola	Chief Executive Officer and Director	June 11, 2009
Jure Sola	(Principal Executive Officer)

/s/ Todd Schull	Senior Vice-President and Corporate	June 11, 2009
Todd Schull	Controller (Principal Financial and Accounting Officer)

/s/ Neil Bonke	Director	June 11, 2009
Neil Bonke

/s/ Alain Couder	Director	June 11, 2009
Alain Couder

/s/ John P. Goldsberry	Director	June 11, 2009
John P. Goldsberry

/s/ Joseph Licata	Director	June 11, 2009
Joseph Licata

/s/ Mario M. Rosati	Director	June 11, 2009
Mario M. Rosati

/s/ A. Eugene Sapp, Jr.	Director	June 11, 2009
A. Eugene Sapp, Jr.

/s/ Wayne Shortridge	Director	June 11, 2009
Wayne Shortridge

/s/ Jackie M. Ward	Director	June 11, 2009
Jackie M. Ward

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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