Form 10-Q
period 2009-06-27
SANMINA-SCI CORP
filed 2009-08-03
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of July 29, 2009, there were 471,656,611 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 27,	September 27,
	2009	2008
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$877,613	$869,801
Accounts receivable, net of allowances of $13,057 and $14,934 at June 27, 2009 and September 27, 2008, respectively	698,504	986,312
Inventories	696,243	813,359
Prepaid expenses and other current assets	85,799	100,399
Assets held for sale	44,459	43,163
Total current assets	2,402,618	2,813,034
Property, plant and equipment, net	577,589	599,908
Other	126,009	117,785
Total assets	$3,106,216	$3,530,727
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$710,729	$908,151
Accrued liabilities	156,832	191,022
Accrued payroll and related benefits	96,377	139,522
Current portion of long-term debt	175,700	—
Total current liabilities	1,139,638	1,238,695
Long-term liabilities:
Long-term debt	1,275,586	1,481,985
Other	124,737	114,089
Total long-term liabilities	1,400,323	1,596,074
Commitments and contingencies (Note 9)
Stockholders’ equity	566,255	695,958
Total liabilities and stockholders’ equity	$3,106,216	$3,530,727

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,209,150	$1,903,253	$3,823,521	$5,498,824
Cost of sales	1,133,390	1,763,612	3,595,373	5,105,609
Gross profit	75,760	139,641	228,148	393,215
Operating expenses:
Selling, general and administrative	57,889	77,425	177,931	245,839
Research and development	3,811	5,872	12,723	14,731
Amortization of intangible assets	1,072	1,650	3,745	4,950
Restructuring and integration costs	14,135	13,256	38,944	68,054
Asset impairment	—	1,700	7,182	1,700
Total operating expenses	76,907	99,903	240,525	335,274

Operating income (loss)	(1,147)	39,738	(12,377)	57,941

Interest income	761	3,572	6,040	15,018
Interest expense	(29,391)	(29,961)	(86,686)	(96,935)
Other income (expense), net	2,708	5,895	8,184	5,527
Interest and other expense, net	(25,922)	(20,494)	(72,462)	(76,390)

Income (loss) from continuing operations before income taxes	(27,069)	19,244	(84,839)	(18,449)
Provision for income taxes	14,057	7,275	19,098	18,972
Net income (loss) from continuing operations	(41,126)	11,969	(103,937)	(37,421)
Income from discontinued operations, net of tax	—	3,359	—	36,251
Net income (loss)	$(41,126)	$15,328	$(103,937)	$(1,170)

Basic income (loss) per share from:
Continuing operations	$(0.09)	$0.02	$(0.21)	$(0.07)
Discontinued operations	$—	$0.01	$—	$0.07
Net income (loss)	$(0.09)	$0.03	$(0.21)	$0.00

Diluted income (loss) per share from:
Continuing operations	$(0.09)	$0.02	$(0.21)	$(0.07)
Discontinued operations	$—	$0.01	$—	$0.07
Net income (loss)	$(0.09)	$0.03	$(0.21)	$0.00

Weighted average shares used in computing per share amounts:
Basic	480,307	531,197	501,448	530,546
Diluted	480,307	531,323	501,448	530,546

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 27, 2009	June 28, 2008
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(103,937)	$(1,170)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	67,047	74,738
Stock-based compensation expense	11,524	10,551
Non-cash restructuring costs	3,154	1,777
Provision (recovery) for doubtful accounts, product returns and other net sales adjustments	(1,744)	1,115
Deferred income taxes	2,895	(73)
Impairment of assets and long-term investments	10,888	3,469
(Gain)/loss on extinguishment of debt	(13,490)	2,237
Other, net	(1,426)	(638)
Changes in operating assets and liabilities:
Accounts receivable	287,585	42,723
Inventories	142,573	108,769
Prepaid expenses and other assets	16,637	17,006
Accounts payable	(187,524)	(88,618)
Accrued liabilities and other long-term liabilities	(82,702)	25,632
Cash provided by operating activities	151,480	197,518
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Net proceeds from sales/(purchases) of long-term investments	(200)	4,754
Net proceeds from maturities of short-term investments	—	12,713
Purchases of property, plant and equipment	(55,512)	(99,313)
Proceeds from sales of property, plant and equipment	3,589	27,879
Proceeds from sale of business	—	15,243
Cash paid for businesses acquired, net of cash acquired	(29,712)	(4,264)
Cash used in investing activities	(81,835)	(42,988)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	(19,876)	—
Repayments of long-term debt	(19,597)	(120,000)
Repurchases of common stock	(29,246)	—
Cash used in financing activities	(68,719)	(120,000)
Effect of exchange rate changes	6,886	13,610
Increase in cash and cash equivalents	7,812	48,140
Cash and cash equivalents at beginning of period	869,801	933,424
Cash and cash equivalents at end of period	$877,613	$981,564
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$61,768	$72,770
Income taxes (excludes refunds of $1.9 million and $9.4 million for the nine months ended June 27, 2009 and June 28, 2008, respectively)	$24,086	$25,283

See accompanying notes.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Sanmina-SCI Corporation (“the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all normal recurring and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 27, 2008, included in the Company’s 2008 Annual Report on Form 10-K.

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

Results of operations for the nine months ended June 27, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. The Company reclassified $16.8 million from accounts receivable, net to accounts payable on the September 27, 2008 condensed consolidated balance sheet to conform to the current presentation. This amount represents net credit balances associated with customer claims and adjustments.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2009 will be 53 weeks, with the additional week included in the fourth quarter. All references to years relate to fiscal years unless otherwise noted.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 166 (SFAS No. 166), “Accounting for Transfers of Financial Assets an amendment to FASB Statement No. 140”. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity (“QSPE”), creates more stringent conditions for reporting a transfer of a portion of financial assets as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 will be effective for the Company in the first quarter of 2011. The Company currently uses a QSPE in conjunction with sales of accounts receivable from customers in the United States. Upon adoption of SFAS 166, the Company will be required to consolidate the QSPE if it is still in existence. The Company plans to implement an accounts receivable sales program that does not require use of a QSPE prior to adoption of this standard.

In April 2009, the FASB issued FASB Staff Positions (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This statement requires disclosure of the fair value of financial instruments in interim financial statements as well as the methods and significant assumptions used to estimate the fair value of financial instruments and discussion of changes, if any, to those methods or assumptions during the period. Financial instruments consist of cash and cash equivalents, foreign currency forward and option contracts, interest rate swap agreements, accounts receivable, accounts payable and short and long-term debt obligations. With the exception of certain of the Company's long-term debt obligations as disclosed in Note 8, the fair value of these financial instruments approximates their carrying amount as of June 27, 2009 due to the nature, or short maturity, of these instruments, or the fact that the instruments are recorded at fair value in the condensed consolidated balance sheets. The adoption of this standard did not impact the Company’s financial position or results of operations.

 In February 2008, the FASB issued FSP FAS 157-2, “The Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 will be effective for the Company in the first quarter of 2010 and is expected to apply only to assets held for sale.

In December 2007, the FASB issued SFAS No. 141(R) (Revised 2007), “Business Combinations”. This statement defines the acquirer as the entity that obtains control of one or more businesses in a business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS No. 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earnout provisions at fair value, measurement of equity securities issued at the date of close of the transaction and capitalization of in-process research and development related intangibles. In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies”. An acquirer will recognize at fair value, at the acquisition date, an asset acquired or a liability assumed that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value cannot be determined during the measurement period, an asset or liability shall be recognized at the acquisition date if (i) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (ii) the amount of the asset or liability can be reasonably estimated. SFAS No. 141(R) and FSP FAS 141(R)-1 are effective for the Company’s business combinations for which the acquisition date is on or after the beginning of 2010.

Note 2. Stock-Based Compensation

Stock compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Cost of sales	$1,316	$1,571	$5,181	$4,852
Selling, general & administrative	1,673	1,565	6,122	5,122
Research and development	47	50	221	227
Continuing operations	3,036	3,186	11,524	10,201
Discontinued operations	—	81	—	350
Total	$3,036	$3,267	$11,524	$10,551

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Stock options	$1,896	$1,785	$6,845	$5,739
Restricted stock awards	(79)	53	148	110
Restricted stock units	1,219	1,348	4,531	4,352
Continuing operations	3,036	3,186	11,524	10,201
Discontinued operations	—	81	—	350
Total	$3,036	$3,267	$11,524	$10,551

The Company’s 1999 Stock Plan (“1999 Plan”) was terminated as to future grants on December 1, 2008. Although the 1999 Plan has been terminated, it will continue to govern all awards granted under it prior to its termination date. On January 26, 2009, the Company’s stockholders approved the 2009 Incentive Plan (“2009 Plan”) and the reservation of 45.0 million shares of common stock for issuance thereunder.

At June 27, 2009, an aggregate of 99.7 million shares were authorized for future issuance under the Company's stock plans, which include stock options, stock purchase rights and restricted stock awards and units. A total of 39.5 million shares of common stock were available for grant under the Company's stock plans as of June 27, 2009. Awards under the 2009 plan that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

Stock Options

Assumptions used to estimate the fair value of stock options granted were as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Volatility	79.0%	62.8%	78.6%	60.3%
Risk-free interest rate	1.91%	2.80%	2.08%	3.19%
Dividend yield	0%	0%	0%	0%
Expected life of options	5.0 years	5.0 years	5.0 years	5.0 years

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value of In-The-Money Options
		($)	(Years)	($)
Outstanding, September 27, 2008	46,259,242	5.14	7.31	1,116,547
Granted	6,824,000	0.49
Cancelled/Forfeited/Expired	(4,598,158)	9.42
Outstanding, December 27, 2008	48,485,084	4.08	7.80	—
Granted	5,710,950	0.30
Cancelled/Forfeited/Expired	(2,494,241)	3.00
Outstanding, March 28, 2009	51,701,793	3.71	7.78	399,344
Granted	132,500	0.51
Cancelled/Forfeited/Expired	(2,297,573)	10.67
Outstanding, June 27, 2009	49,536,720	3.38	7.71	558,695
Vested and expected to vest, June 27, 2009	43,952,989	3.60	7.57	446,956
Exercisable, June 27, 2009	23,444,521	5.33	6.49	4,666

The weighted-average grant date fair value of stock options granted during the three and nine months ended June 27, 2009 was $0.33 per share and $0.26 per share, respectively. The weighted-average grant date fair value of stock options granted during the three and nine months ended June 28, 2008 was $0.89 per share and $0.90 per share, respectively. No stock options were exercised during these periods. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company’s closing stock price on the date indicated.

As of June 27, 2009, there was $24.6 million of total unrecognized compensation expense related to stock options. This amount is expected to be recognized over a weighted average period of 3.8 years.

Restricted Stock Awards

Activity with respect to the Company’s nonvested restricted stock awards was immaterial for the three and nine months ended June 27, 2009. At June 27, 2009, unrecognized compensation expense related to restricted stock awards was immaterial.

Restricted Stock Units

The Company grants restricted stock units to executive officers, directors and certain management employees. These units vest over periods ranging from one to four years. The units are automatically exchanged for shares of common stock at the vesting date. Compensation expense associated with these units is recognized ratably over the vesting period.

At June 27, 2009, unrecognized compensation expense related to restricted stock units was $5.2 million, and is expected to be recognized over a weighted average period of eight months.

Activity with respect to the Company’s nonvested restricted stock units was as follows:

	Number of Shares	Weighted- Grant Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		($)	(Years)	($)
Non-vested restricted stock units at September 27, 2008	4,826,490	3.53	1.15	7,915,444
Vested	(40,000)	1.63
Cancelled	(78,000)	3.72
Non-vested restricted stock units at December 27, 2008	4,708,490	3.55	0.91	2,265,835
Granted	1,565,520	0.30
Vested	(1,265,841)	2.97
Cancelled	(413,083)	2.57
Non-vested restricted stock units at March 28, 2009	4,595,086	2.68	0.89	1,700,182
Vested	(26,664)	0.30
Cancelled	(33,500)	4.80
Non-vested restricted stock units at June 27, 2009	4,534,922	2.68	0.68	1,813,969
Non-vested restricted stock units expected to vest at June 27, 2009	3,491,890	2.68	0.68	1,396,756

Note 3. Income Tax

The provision for income tax expense was $14.1 million and $19.1 million for the three and nine months ended June 27, 2009, respectively, compared to $7.3 million and $19.0 million for the three and nine months ended June 28, 2008. Various factors affect the provision for income tax expense including the geographic composition of pre-tax income/(loss), expected annual pre-tax income/(loss), implementation of tax planning strategies and possible outcomes of audits and other uncertain tax positions. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

As of September 27, 2008, the Company had a long-term liability for net unrecognized tax benefits, including accrued interest, of $25.9 million, all of which, if recognized, would result in a reduction of the Company’s effective tax rate. During the nine months ended June 27, 2009, the Company’s long-term liability for net unrecognized tax benefits increased $13.5 million for current year positions and interest and decreased $8.5 million for prior year positions and $1.6 million for settlements. The Company’s policy is to classify interest and penalties on unrecognized tax benefits as income tax expense.

During the three months ended June 27, 2009, the Company’s long-term liability for unrecognized benefits increased $11.3 million for current year tax positions and interest and decreased $1.7 million for prior year tax positions. It is reasonably possible that the amount recorded by the Company during the three months ended June 27, 2009 could significantly increase or decrease within the next 12 months based on final determinations by the taxing authorities and resolution of any disputes by the Company.

In general, the Company is no longer subject to United States of America federal or state income tax examinations for years before 2003, except to the extent that tax attributes in these years were carried forward to years remaining open for audit, and to examinations for years prior to 2001 in its major foreign jurisdictions.

Note 4. Acquisition

 On March 29, 2009, the Company completed its purchase of all outstanding stock of a JDS Uniphase Corp. (“JDSU”) entity and began to provide manufacturing services to JDSU pursuant to an arrangement entered into in conjunction with the acquisition. The business acquired from JDSU manufactures a variety of optical components and modules that are used in JDSU’s optical communication business, which ultimately serves telecommunications service providers, cable operators and network equipment manufacturers. As a result of this purchase, the Company acquired leading-edge optical technology, strengthened its research and development capabilities and expanded its optical capabilities into a low-cost manufacturing region.

Under the FASB issued SFAS No. 141, “Business Combinations”, the total purchase price of $30.0 million was allocated to tangible and identifiable intangible assets based on their estimated fair values. The Company performed a valuation of the net assets acquired as of March 31, 2009 (valuation date) with the assistance of a third party valuation firm. The excess of the fair value of net assets acquired over the purchase price was $2.7M, which was recorded as negative goodwill and subsequently allocated to long-term assets in accordance with SFAS No. 141.

The purchase price was allocated as follows:

(In thousands)
Current assets	$38,514
Non-current assets, including intangible assets of $1.0 million	12,671
Current liabilities	(17,705)
Non-current liabilities	(3,468)
Total	$30,012

The condensed consolidated financial statements include the operating results of the acquired business from the date of acquisition. Pro forma results of operations for the quarter ended June 27, 2009 are not presented because the effects were not material to the Company’s financial results.

Note 5. Inventories

Components of inventories were as follows:

	As of
	June 27, 2009	September 27, 2008
	(In thousands)
Raw materials	$502,933	$591,119
Work-in-process	100,223	106,784
Finished goods	93,087	115,456
Total	$696,243	$813,359

Note 6. Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting of comprehensive income and its components. Comprehensive income includes certain items that are reflected in stockholders’ equity, but not included in net income.

Other comprehensive income (loss), net of tax as applicable, was as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Net income (loss)	$(41,126)	$15,328	$(103,937)	$(1,170)
Other comprehensive income (loss):
Foreign currency translation adjustments	11,290	3,005	3,776	17,967
Unrealized holding gains (losses) on derivative financial instruments	3,254	14,139	(10,543)	(9,280)
Minimum pension liability	151	629	(1,403)	(832)
Comprehensive income (loss)	$(26,431)	$33,101	$(112,107)	$6,685

The net unrealized gain on derivative financial instruments for the three months ended June 27, 2009 was primarily attributable to a decrease in the fair market value of the Company’s liability under its interest rate swaps, which was primarily caused by changes in the Company’s credit default swap rate.

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	June 27, 2009	September 27, 2008
	(In thousands)
Foreign currency translation adjustments	$85,619	$81,843
Unrealized holding losses on derivative financial instruments	(33,350)	(22,807)
Unrecognized net actuarial loss and unrecognized transition cost related to pension plans	(4,662)	(3,259)
Total	$47,607	$55,777

Note 7. Earnings Per Share

Basic and diluted amounts per share are calculated by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$(41,126)	$11,969	$(103,937)	$(37,421)
Income from discontinued operations, net of tax	—	3,359	—	36,251
Net income (loss)	$(41,126)	$15,328	$(103,937)	$(1,170)

Denominator:
Weighted average number of shares
—basic	480,307	531,197	501,448	530,546
—diluted	480,307	531,323	501,448	530,546

Basic income (loss) per share from:
—Continuing operations	$(0.09)	$0.02	$(0.21)	$(0.07)
—Discontinued operations	$—	$0.01	$—	$0.07
—Net income (loss)	$(0.09)	$0.03	$(0.21)	$(0.00)

Diluted income (loss) per share from:
—Continuing operations	$(0.09)	$0.02	$(0.21)	$(0.07)
—Discontinued operations	$—	$0.01	$—	$0.07
—Net income (loss)	$(0.09)	$0.03	$(0.21)	$(0.00)

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Dilutive securities:
Employee stock options	45,819,603	47,892,860	46,578,045	45,196,693
Restricted stock awards and units	2,940,146	3,497,591	3,158,268	4,577,421
Total anti-dilutive shares	48,759,749	51,390,451	49,736,313	49,774,114

As of June 27, 2009, all of the Company’s outstanding stock options and restricted stock awards and units were anti-dilutive under SFAS No. 128, “Earnings Per Share”, either because the exercise price was higher than the Company’s stock price, the application of the treasury stock method resulted in an anti-dilutive effect or the Company incurred a net loss. Had the Company reported net income instead of a net loss for the three and nine months ended June 27, 2009, 1.7 million and 0.7 million of the 48.8 million and 49.7 million, respectively, potentially dilutive securities would have been included in the calculation of diluted earnings per share.

Note 8. Debt

The following table presents information regarding the estimated fair value, based on quoted market prices, and carrying amount of the Company’s long-term debt.

	Fair Value	Carrying Amount
	June 27, 2009	June 27, 2009	September 27, 2008
	(In thousands)
$300 Million Senior Floating Rate Notes due 2010 (“2010 Notes”)	$168,672	$175,700	$180,000
6.75% Senior Subordinated Notes due 2013 (“6.75% Notes”)	304,000	400,000	400,000
$300 Million Senior Floating Rate Notes due 2014 (“2014 Notes”)	216,516	270,645	300,000
8.125% Senior Subordinated Notes due 2016	432,000	600,000	600,000
Unamortized Interest Rate Swaps	—	4,941	1,985
Total	$1,121,188	$1,451,286	$1,481,985
Less: current portion (2010 Notes)	(168,672)	(175,700)	—
Total long-term debt	$952,516	$1,275,586	$1,481,985

In February and March 2009, the Company repurchased $4.3 million and $29.4 million of its 2010 and 2014 Notes, respectively. Upon repurchase, holders of the notes received $19.6 million, plus accrued interest of $0.3 million. In connection with these repurchases, the Company recorded a gain of $13.5 million, net of unamortized debt issuance costs of $0.6 million, in other income (expense), net on the condensed consolidated statement of operations.

On November 19, 2008, the Company terminated its revolving credit facility and entered into a new credit facility. In connection with the termination of the revolving credit facility, the Company also terminated an interest rate swap associated with its 6.75% Notes. As a result of terminating the swap, the Company was required to discontinue hedge accounting for the terminated swap and the remaining three swaps designated under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as hedges of the 6.75% Notes. These swaps were being accounted for as fair value hedges. At the date hedge accounting was discontinued, the swaps had a fair value of $5.7 million, which will be amortized as a reduction to interest expense over the remaining life of the debt. During the second quarter of 2009, the Company received termination notices from its remaining counterparties exercising their right pursuant to embedded call options to cancel interest rate swaps, totaling $300 million in aggregate notional principal, associated with the Company’s 6.75% Notes. In connection with the termination of the swaps, the Company received a payment consisting of a call premium of $10.1 million plus accrued interest. During the period from November 22, 2008 through the termination of the swaps (period during which hedge accounting was discontinued), changes in the fair value of the swaps were recorded in other income (expense), net on the condensed consolidated statement of operations and resulted in a $5.7 million gain.

New Credit Facility. During the first quarter of 2009, the Company entered into a Loan, Guaranty and Security Agreement, among the Company, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for such lenders.

The new credit facility provides for a $135 million secured revolving credit facility, subject to a reduction of between $25 million and $50 million depending on the amount of the Company’s borrowing base. The new credit facility has an initial $50 million letter of credit sublimit. As of June 27, 2009, no loans and $30.3 million of letters of credit were outstanding under this agreement. The facility may be increased by an additional $200 million upon obtaining additional commitments from the lenders then party to the new credit facility or from new lenders. The new credit facility expires on the earlier of (i) the date that is 90 days prior to the maturity date of the 2010 Notes or the 6.75% Notes, in each case if such notes are not repaid, redeemed, defeased, refinanced or reserved for under the borrowing base under the new credit facility prior to such date or (ii) November 19, 2013 (the “Maturity Date”).

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

The Company is currently subject to covenants that, among other things, place certain limitations on the Company’s ability to incur additional debt, make investments, pay dividends, and sell assets. The Company was in compliance with these covenants as of June 27, 2009.

Note 9. Commitments and Contingencies

Litigation and other contingencies. From time to time, the Company is a party to litigation, claims and other contingencies, including environmental matters and examinations and investigations by government agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies”, or other applicable accounting standards. As of June 27, 2009, the Company had reserves of $28.8 million for these matters, which the Company believes is adequate. Such reserves are included in accrued liabilities or other long-term liabilities on the condensed consolidated balance sheet.

As of June 27, 2009, the Company was in the process of remediating environmental contamination at one of its sites in the United States of America. The Company expects to incur costs of $10.7 million for assessment, testing and remediation of this site, and intends to sell this site upon completion of its remediation efforts. Actual costs could differ from the amount estimated upon completion of this process. To date, $6.0 million of such costs have been incurred.

On January 14, 2009, one of the Company’s customers, Nortel Networks, filed a petition for reorganization under bankruptcy law. As a result, the Company performed an analysis as of December 27, 2008 to quantify its potential exposure, considering factors such as which legal entities of the customer are included in the bankruptcy reorganization, future demand from Nortel Networks, and administrative and reclamation claim priority. As a result of the analysis, the Company determined that certain accounts receivable may not be collectible and therefore deferred recognition of revenue in the amount of $5.0 million for shipments made in the first quarter of 2009. Additionally, the Company determined that certain inventory balances may not be recoverable and provided a reserve for such inventories in the amount of $5.0 million in the first quarter of 2009. The Company updated its analysis at June 27, 2009 and determined that no additional reserves were necessary. The Company’s estimates are subject to change as additional information becomes available.

Warranty Reserve.  The following table presents information with respect to the warranty reserve, which is included in accrued liabilities in the condensed consolidated balance sheets:

	As of
	June 27, 2009	June 28, 2008
	(In thousands)
Beginning balance – end of prior year	$18,974	$23,094
Additions to accrual	8,478	17,094
Utilization of accrual	(11,675)	(17,321)
Ending balance – current quarter	$15,777	$22,867

Note 10. Restructuring Costs

Costs associated with restructuring activities, other than those activities related to business combinations, are accounted for in accordance with SFAS No. 146,”Accounting for Costs Associated with Exit or Disposal Activities”, or SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”, as applicable. Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable based on the Company’s policy with respect to severance payments. For restructuring costs other than employee severance accounted for under SFAS No. 112, a liability is recognized in accordance with SFAS No. 146 only when incurred. Costs associated with restructuring activities related to business combinations are accounted for in accordance with EITF 95-3,”Recognition of Liabilities in Connection with a Purchase Business Combination”.

2009 Restructuring Plan

During the first quarter of 2009, the Company initiated a restructuring plan as a result of a slowdown in the global electronics industry and worldwide economy. The plan is designed to improve capacity utilization levels and reduce costs by consolidating manufacturing and other activities in locations with higher efficiencies and lower costs. Costs associated with this plan are expected to include employee severance, costs related to owned and leased facilities and equipment that are no longer in use, and other costs associated with the exit of certain contractual arrangements due to facility closures. Actions taken under the plan are expected to be initiated during 2009 and total costs for this plan are expected to be in the range of $35 million to $40 million. Below is a summary of restructuring costs associated with facility closures and other consolidation efforts implemented under this plan:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Assets or Redundant Assets
	Cash	Cash	Non-Cash	Total
		(In thousands)
Balance at September 27, 2008	$—	$—	$—	$—
Charges to operations	7,009	482	—	7,491
Charges utilized	(2,229)	(482)	—	(2,711)
Balance at December 27, 2008	4,780	—	—	4,780
Charges to operations	7,524	1,160	—	8,684
Charges utilized	(5,662)	(1,160)	—	(6,822)
Balance at March 28, 2009	6,642	—	—	6,642
Charges to operations	6,121	3,954	570	10,645
Charges utilized	(6,109)	(3,583)	(570)	(10,262)
Reversal of accrual	(321)	—	—	(321)
Balance at June 27, 2009	$6,333	$371	$—	$6,704

During the three and nine months ended June 27, 2009, the Company recorded restructuring charges of $5.8 million and $20.3 million, respectively, for employee termination costs, of which $14.0 million has been utilized and $6.3 million is expected to be paid during the remainder of 2009. These costs were provided for approximately 1,200 and 3,000 terminated employees for the three and nine months ended June 27, 2009, respectively.

Restructuring Plans — Prior Years

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were implemented in prior years:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Assets or Redundant Assets
	Cash	Cash	Non-Cash	Total
		(In thousands)
Balance at September 30, 2006	$21,349	$9,804	$—	$31,153
Charges (recovery) to operations	35,169	11,195	(831)	45,533
Charges recovered (utilized)	(47,873)	(12,132)	831	(59,174)
Reversal of accrual	(2,505)	(441)	—	(2,946)
Balance at September 29, 2007	6,140	8,426	—	14,566
Charges to operations	64,126	16,519	2,456	83,101
Charges utilized	(45,248)	(19,765)	(2,456)	(67,469)
Reversal of accrual	(833)	(892)	—	(1,725)
Balance at September 27, 2008	24,185	4,288	—	28,473
Discontinued operations	5,607	—	—	5,607
Balance at September 27, 2008, including discontinued operations	29,792	4,288	—	34,080
Charges to operations	3,222	1,989	644	5,855
Charges utilized	(11,651)	(2,587)	(644)	(14,882)
Reversal of accrual	(4,067)	(44)	—	(4,111)
Balance at December 27, 2008	17,296	3,646	—	20,942
Charges to operations	2,953	2,905	1,121	6,979
Charges utilized	(11,299)	(2,839)	(1,121)	(15,259)
Reversal of accrual	(89)	—	—	(89)
Balance at March 28, 2009	8,861	3,712	—	12,573
Charges to operations	1,944	925	819	3,688
Charges utilized	(3,673)	(2,460)	(819)	(6,952)
Reversal of accrual	—	(123)	—	(123)
Balance at June 27, 2009	$7,132	$2,054	$—	$9,186

During the three and nine months ended June 27, 2009, the Company recorded restructuring charges of $1.9 million and $4.0 million, respectively, for employee termination costs. These costs were provided for approximately 400 and 1,600 terminated employees for the three and nine months ended June 27, 2009, respectively. In connection with restructuring actions the Company has already implemented under these restructuring plans, the Company expects to pay remaining facilities related restructuring liabilities of $2.1 million through 2010 and the majority of severance costs of $7.1 million through the remainder of 2009.

All Restructuring Plans

In connection with all of the Company’s restructuring plans, restructuring costs of $15.9 million were accrued as of June 27, 2009, of which $15.7 million was included in accrued liabilities and $0.2 million was included in other long-term liabilities on the condensed consolidated balance sheet.

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

Geographic information is as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Net sales:
Domestic	$308,925	$539,639	$1,026,544	$1,700,961
International	900,225	1,363,614	2,796,977	3,797,863
Total net sales	$1,209,150	$1,903,253	$3,823,521	$5,498,824

Operating Income:
Domestic	$(27,031)	$6,888	$(74,454)	$20,241
International	25,884	32,850	62,077	37,700
Total operating income (loss)	$(1,147)	$39,738	$(12,377)	$57,941

Note 12. Financial Instruments

The Company partially adopted SFAS No. 157, “Fair Value Measurements”, at the beginning of 2009 for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company has elected to defer the adoption related to non-financial assets and liabilities in accordance with FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated financial statements as of and for the three or nine months ended June 27, 2009.

The Company adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides guidance when determining whether there has been a significant decrease in the volume and level of activity in the market for an asset or liability as well as other factors to consider in identifying transactions that are not orderly. The adoption of FSP FAS 157-4 did not impact the Company’s financial position or results of operations.

The Company’s financial assets and financial liabilities subject to the requirements of SFAS No. 157 are as follows:

·             Money market funds

·             Mutual funds

·             Time deposits

·             Corporate bonds

·             Foreign currency forward and option contracts

·             Interest rate swaps

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

Level 3:	Inputs that are unobservable to the valuation methodology which are significant to the measurement of the fair value of assets or liabilities.

The following table presents information as of June 27, 2009 with respect to assets and liabilities measured at fair value on a recurring basis:
		Presentation in the Condensed Consolidated Balance Sheet
	Fair Value Measurements Using Level 1, Level 2 or Level 3	Cash and cash equivalents	Prepaid expenses and other current assets	Other assets	Accrued liabilities	Other long-term liabilities
		(In thousands)
Assets:
Money Market Funds	Level 1	$370,274	$—	$—	$—	$—
Mutual Funds	Level 2	—	—	1,136	—	—
Time Deposits	Level 1	69,658	—	16,623	—	—
Corporate Bonds — Foreign Real Estate	Level 2	—	—	2,730	—	—
Derivatives not designated as hedging instruments under FAS 133: Foreign Currency Forward Contracts	Level 2	—	499	—	—	—
Total assets measured at fair value		$439,932	$499	$20,489	$—	$—

Liabilities:
Derivatives designated as hedging instruments under FAS 133: Interest Rate Swaps	Level 2	$—	$—	$—	$—	$(33,598)
Derivatives not designated as hedging instruments under FAS 133: Foreign Currency Forward Contracts	Level 2	—	—	—	(5,600)	—
Total liabilities measured at fair value		$—	$—	$—	$(5,600)	$(33,598)

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its Board of Directors that allow participants to defer payment of part or all of their compensation. These plans are accounted for in accordance with EITF Issue 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”. Assets and liabilities associated with these plans of approximately $8.5 million as of June 27, 2009 are recorded as other non-current assets and other long-term liabilities in the condensed consolidated balance sheet. The Company’s results of operation are not affected by these plans since changes in the fair value of the assets are offset by changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the above table.

The Company has elected to use the income approach to value derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled to transact. The Company seeks high quality counterparties for all its financing arrangements. For interest rate swaps, Level 2 inputs include futures contracts on LIBOR for the first three years, swap rates beyond three years at commonly quoted intervals, and credit default swap rates for the Company and relevant counterparties. For currency contracts, Level 2 inputs include foreign currency spot and forward rates, interest rates and credit default swap rates at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements. SFAS No. 157 requires the fair value measurement of an asset or liability to reflect the nonperformance risk of the entity and the counterparty. Therefore, the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has been considered in the fair value measurement of derivative instruments. As of June 27, 2009, the fair value of the Company’s interest rates swaps has been reduced by $5.3 million due to consideration of the Company’s creditworthiness, as determined by credit default swap rates published by Bloomberg. The effect of nonperformance risk on the fair value of foreign currency forward contracts was not material as of June 27, 2009.

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” in the second quarter of 2009. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign exchange rate risk.

Interest rate swaps are entered into on occasion to manage interest rate risk associated with the Company's borrowings. The Company issued $600 million of floating rate notes in 2007 and entered into interest rate swap agreements with two independent swap counterparties to partially hedge its interest rate exposure related to floating rate debt. The swap agreements, with an aggregate notional amount of $300 million and expiration dates in 2014, effectively convert a portion of the variable interest rate obligation to a fixed interest rate obligation and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the swap agreements, the Company pays the independent swap counterparties a fixed rate of 5.594% and, in exchange, the swap counterparties pay the Company an interest rate equal to the three-month LIBOR. These swap agreements effectively fix the interest rate at 8.344% through 2014. The Company is required to maintain collateral, in the form of cash, under its interest rate swap agreements. As of June 27, 2009, $19.9 million of collateral had been pledged against these swaps and is included in other non-current assets on the condensed consolidated balance sheet.

Forward and/or option contracts on various foreign currencies are entered into monthly to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in foreign currencies.

The Company’s primary foreign currency cash flows are in certain Asian and European countries, Brazil and Mexico. The Company utilizes foreign currency forward and/or option contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from forecasted sales denominated in currencies different from those for cost of sales and other expenses. These contracts are typically less than 12 months in duration and are accounted for as cash flow hedges under SFAS No. 133.

The Company also enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain assets and liabilities denominated in foreign currencies. The Company typically has forward contracts on approximately 15 foreign currencies at each period end. These contracts have maturities of three months or less and are not designated as accounting hedges under SFAS No. 133. Accordingly, all outstanding foreign currency forward contracts not designated as accounting hedges are marked-to-market at the end of each period with unrealized gains and losses included in other income (expense), net, in the condensed consolidated statements of operations. For the three and nine months ended June 27, 2009, the Company recorded a loss of $3.9 million and a gain of $9.3 million, respectively, associated with these forward contracts.

As of June 27, 2009, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

Foreign Currency Forward Contracts	Number of Contracts	Notional Amount (USD in thousands)
		Designated	Non-designated
Buy SGD	3	$3,165	$63,642
Buy MXN	2	4,612	10,677
Buy ILS	3	1,275	6,621
Buy CAD	2	—	3,408
Buy HKD	1	—	2,362
Buy JPY	2	—	8,766
Buy MYR	1	—	3,217
Buy HUF	2	—	5,044
Buy SEK	1	—	1,276
Buy THB	1	—	1,890
Sell MXN	1	—	9,935
Sell HUF	1	—	3,519
Sell BRL	1	—	11,038
Sell CNY	1	—	18,139
Sell EUR	2	—	241,129
Sell GBP	1	—	2,144
Sell INR	1	—	5,008
Total notional amount		$9,052	$397,815

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings and were not material for the three or nine months ended June 27, 2009. As of June 27, 2009, AOCI related to foreign currency forward contracts was not material and AOCI related to interest rate swaps was a loss of $33.4 million, of which $13.6 million is expected to be amortized to interest expense over the next 12 months.

The following table presents the effect of cash flow hedging relationships on the Company’s condensed consolidated statement of operations for the three months ended June 27, 2009:

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In thousands)
Interest rate swaps	$8	Interest expense	$(3,136)
Foreign currency forward contracts	868	Cost of sales	758
Total	$876		$(2,378)

The following table presents the effect of cash flow hedging relationships on the Company’s condensed consolidated statement of operations for the nine months ended June 27, 2009:

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In thousands)
Interest rate swaps	$(18,334)	Interest expense	$(7,741)
Foreign currency forward contracts	(4,354)	Cost of sales	(4,404)
Total	$(22,688)		$(12,145)

Note 13. Stock Repurchase Program

On October 27, 2008, the Company’s Board of Directors authorized the Company to spend up to approximately $35 million on share repurchases. Purchases of common shares shall be made at prevailing market prices or in privately negotiated transactions. The authorization is effective through December 2009. During the three and nine months ended June 27, 2009, the Company repurchased 16.6 million shares and 60.5 million shares, respectively, of its common stock for a total of $10 million and $29.2 million, respectively, including commissions.

Note 14. Sales of Accounts Receivable

On June 26, 2008, the Company entered into a two-year global revolving trade receivables purchase agreement ("Global Receivables Program") with a financial institution that allows the Company to sell accounts receivable. The maximum face amount of accounts receivable that may be outstanding at any time under this agreement is $250 million. The purchase price for receivables sold under this program ranges from 95% to 100% of the face amount. The Company pays LIBOR plus a spread for the period from the date a receivable is sold to the date the receivable is collected. Sold receivables are subject to certain limited recourse provisions. The Company continues to service, administer and collect sold receivables on behalf of the purchaser in exchange for a servicing fee.

The Global Receivables Program has a foreign component and a U.S. component. The foreign component is governed by a Revolving Trade Receivables Purchase Agreement ("Foreign Facility") dated June 26, 2008. The U.S. component is governed by a Credit and Security Agreement dated November 24, 2008 that requires the Company to make an absolute transfer of accounts receivable to a special purpose entity (Borrower) to ensure that such transferred receivables are unavailable to the Company's creditors and to ensure the interests of such transferred receivables are fully transferred to the Borrower and its agent. The Borrower is a qualifying special purpose entity as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and accordingly, the Company does not consolidate this entity pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.” For the three and nine months ended June 27, 2009, the Company sold $64.7 million and $107.1 million, respectively, under these programs for which the Company received proceeds of $61.5 million and $101.7 million, respectively. As of June 27, 2009, $63.2 million of sold receivables were outstanding.

In accordance with SFAS No. 140, accounts receivable sold are removed from the Company's condensed consolidated balance sheets and the proceeds from such sales are included as cash provided by operating activities in the condensed consolidated statements of cash flows.

Note 15. Subsequent Events

On July 20, 2009, the Board of Directors of the Company authorized a reverse split of its common stock at a ratio of one for six, effective August 14, 2009. The Company’s stockholders previously approved the reverse split in September 2008.

As a result of the reverse split, every six shares of common stock outstanding will be combined into one share of common stock. The total number of shares of common stock outstanding will be reduced from approximately 472 million shares to approximately 78 million shares and the number of authorized shares of common stock will also be concurrently reduced on a proportional basis. The reverse split will not affect the amount of equity the Company has nor will it affect the Company’s market capitalization. However, the Company’s previously reported earnings per share amounts will increase by a magnitude of six as a result of the reverse split. For example, for the three months ended June 27, 2009, the Company reported a net loss per share of $0.09. As a result of the reverse split, the net loss will be adjusted to $0.54 per share on a prospective basis. Likewise, the Company’s reported diluted net income per share of $0.03 for the three months ended June 28, 2008 will be adjusted to $0.18 per share on a prospective basis. With the exception of certain amounts in this footnote, all share and per share amounts herein are presented on a pre-split basis.

In accordance with SFAS No. 165, “Subsequent Events”, the Company evaluated subsequent events through August 3, 2009, the date at which the financial statements were issued.

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

Since the fall of 2008, the business environment has become challenging due to adverse global economic conditions. These conditions have slowed global economic growth and have resulted in recessions in many countries, including the U.S., Europe and certain countries in Asia. As a consequence, many of the industries to which we provide products have experienced significant financial difficulty, with some entities filing for bankruptcy. Such significant financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand from these financially distressed customers, the potential inability of these companies to make full payment on amounts owed to us, or both.

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

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented 47.5% and 48.3% of our net sales for the three and nine months ended June 27, 2009, respectively. Sales to our ten largest customers represented 48.5% and 48.3% of our net sales for the three and nine months ended June 28, 2008, respectively. No customer represented 10% or more of our net sales for any of these periods.

We typically generate a significant portion of our net sales from international operations. Sales from international operations during the three months ended June 27, 2009 and June 28, 2008 were 74.5% and 71.6%, respectively, of our total net sales. During the nine months ended June 27, 2009 and June 28, 2008, 73.2% and 69.1%, respectively, of our total net sales were derived from international operations. The concentration of international operations has resulted from a desire on the part of many of our customers to source production in lower cost locations such as Asia, Latin America and Eastern Europe. We expect this trend to continue.

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

Results of Operations

Key operating results

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Net sales	$1,209,150	$1,903,253	$3,823,521	$5,498,824
Gross profit	$75,760	$139,641	$228,148	$393,215
Operating income (loss)	$(1,147)	$39,738	$(12,377)	$57,941
Net income/(loss) from continuing operations	$(41,126)	$11,969	$(103,937)	$(37,421)
Income from discontinued operations, net of tax	$—	$3,359	$—	$36,251
Net income/(loss)	$(41,126)	$15,328	$(103,937)	$(1,170)

Net loss from continuing operations includes restructuring costs of $14.1 million and $13.3 million for the three months ended June 27, 2009 and June 28, 2008, respectively, and $38.9 million and $68.1 million for the nine months ended June 27, 2009 and June 28, 2008, respectively. Additionally, net loss for the nine months ended June 27, 2009 includes a $10 million reduction in gross profit associated with Nortel Networks’ petition for reorganization under bankruptcy law. Lastly, net loss for the nine months ended June 27, 2009 includes a gain on repurchase of debt of $13.5 million.

Key performance measures

	Three Months Ended
	June 27, 2009	March 28, 2009	December 27, 2009	September 27, 2008
Days sales outstanding (1)	52	54	57	51
Inventory turns (2)	6.5	6.4	6.8	7.7
Accounts payable days (3)	57	55	53	52
Cash cycle days (4)	51	56	57	46

(1)	Days sales outstanding, or DSO, is calculated as the ratio of ending accounts receivable, net, to average daily net sales for the quarter.
(2)	Inventory turns (annualized) are calculated as the ratio of four times our cost of sales for the quarter to inventory at period end.
(3)
Accounts payable days is calculated as the ratio of 365 days divided by accounts payable turns, in which accounts payable turns is calculated as the ratio of four times our cost of sales for the quarter to accounts payable at period end.

(4)	Cash cycle days is calculated as the ratio of 365 days to inventory turns, plus days sales outstanding minus accounts payable days.

Net Sales

Net sales for the three months ended June 27, 2009 decreased 36.5%, from $1.9 billion in the third quarter of 2008 to $1.2 billion in the third quarter of 2009. The decrease was primarily the result of the weakening economy which reduced demand across all of our end markets. Due to the weakening economy, sales decreased $300 million in our communications end market, $161 million in our high-end computing end market, $120 million in our multi-media end market, $86 million in our automotive, defense and aerospace, and industrial and semiconductor capital equipment end markets, and $27 million in our medical end market.

Net sales for the nine months ended June 27, 2009 decreased by 30.5% to $3.8 billion, from $5.5 billion for the nine months ended June 28, 2008. The decrease was primarily the result of the weakening economy which reduced demand across all of our end markets. Due to the weakening economy, sales decreased $622 million in our communications end market, $408 million in our high-end computing end market, $350 million in our multi-media end market, $242 million in our automotive, defense and aerospace, and industrial and semiconductor capital equipment end markets, and $53 million in our medical end market.

Gross Margin

Gross margin decreased from 7.3% for the three months ended June 28, 2008 to 6.3% for the three months ended June 27, 2009, and from 7.2% for the nine months ended June 28, 2008 to 6.0% for the nine months ended June 27, 2009. The decreases for the three and nine month periods were  primarily a result of significantly lower business volume in 2009, as discussed above, partially offset by improved margins as a result of cost reduction initiatives.

We expect gross margins to continue to fluctuate based on overall production and shipment volumes and changes in the mix of products demanded by our major customers. Fluctuations in our gross margins may also be caused by a number of other factors, some of which are outside of our control, including (a) greater competition in the EMS industry and pricing pressures from OEMs due to greater focus on cost reduction; (b) provisions for excess and obsolete inventory that we are not able to charge back to a customer or sales of inventories previously written down; (c) changes in operational efficiencies; (d) pricing pressure on electronic components resulting from economic conditions in the electronics industry, with EMS companies competing more aggressively on cost to obtain new or maintain existing business; and (e) our ability to transition manufacturing and assembly operations to lower cost regions in an efficient manner.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses decreased $19.5 million, from $77.4 million, or 4.1% of net sales, for the three months ended June 28, 2008, to $57.9 million, or 4.8% of net sales, for the three months ended June 27, 2009. For the nine months ended June 27, 2009, selling, general and administrative expenses decreased to $177.9 million, or 4.7% of net sales, from $245.8 million, or 4.5% of net sales, for the nine months ended June 28, 2008. The decrease for both the three and nine month periods was attributable to cost reduction initiatives, primarily reductions in staffing related costs, across the Company.

Research and Development

Research and development expenses decreased $2.1 million, from $5.9 million, or 0.3% of net sales, in the third quarter of 2008, to $3.8 million, or 0.3% of net sales, in the third quarter of 2009.  For the nine months ended June 27, 2009, research and development expenses decreased to $12.7 million from $14.7 million for the nine months ended June 28, 2008. The decrease for the three months and nine months ended June 27, 2009 was the result of cost reduction initiatives throughout the first nine months of 2009.

Restructuring costs

Costs associated with restructuring activities, other than those activities related to business combinations, are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, or SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”, as applicable. Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable based on our severance policy with respect to severance payments. For restructuring costs other than employee severance accounted for under SFAS No. 112, a liability is recognized in accordance with SFAS No. 146 only when incurred. Costs associated with restructuring activities related to business combinations are accounted for in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”.

2009 Restructuring Plan

During the first quarter of 2009, we initiated a restructuring plan as a result of the slowdown in the global electronics industry and worldwide economy. The plan is designed to improve capacity utilization levels and reduce costs by consolidating manufacturing and other activities in locations with higher efficiencies and lower costs. Costs associated with this plan are expected to include employee severance, costs related to owned and leased facilities and equipment that are no longer in use, and other costs associated with the exit of certain contractual arrangements due to facility closures. Actions under this plan are expected to be initiated during 2009 and total costs for this plan are expected to be in the range of $35 million to $40 million. We expect actions under this plan to increase our gross and operating margins and be cash flow positive over the next 12 to 24 months as cash outlays for severance and facility closures will be recovered by cost savings and asset sales resulting from actions under the plan. However, there can be no assurance that these benefits will be achieved due to changes in the restructuring plan that increase costs or any failure of anticipated asset sales to generate projected amounts. Below is a summary of restructuring costs associated with facility closures and other consolidation efforts implemented under this plan:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Assets or Redundant Assets
	Cash	Cash	Non-Cash	Total
		(In thousands)
Balance at September 27, 2008	$—	$—	$—	$—
Charges to operations	7,009	482	—	7,491
Charges utilized	(2,229)	(482)	—	(2,711)
Balance at December 27, 2008	4,780	—	—	4,780
Charges to operations	7,524	1,160	—	8,684
Charges utilized	(5,662)	(1,160)	—	(6,822)
Balance at March 28, 2009	6,642	—	—	6,642
Charges to operations	6,121	3,954	570	10,645
Charges utilized	(6,109)	(3,583)	(570)	(10,262)
Reversal of accrual	(321)	—	—	(321)
Balance at June 27, 2009	$6,333	$371	$—	$6,704

During the three and nine months ended June 27, 2009, we recorded restructuring charges of $5.8 million and $20.3 million, respectively, for employee termination costs, of which $14.0 million has been utilized and $6.3 million is expected to be paid during the remainder of 2009. These costs were provided for approximately 1,200 and 3,000 terminated employees for the three and nine months ended June 27, 2009, respectively.

Restructuring Plans — Prior Years

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were implemented in prior fiscal years:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Assets or Redundant Assets
	Cash	Cash	Non-Cash	Total
		(In thousands)
Balance at September 30, 2006	$21,349	$9,804	$—	$31,153
Charges (recovery) to operations	35,169	11,195	(831)	45,533
Charges recovered (utilized)	(47,873)	(12,132)	831	(59,174)
Reversal of accrual	(2,505)	(441)	—	(2,946)
Balance at September 29, 2007	6,140	8,426	—	14,566
Charges to operations	64,126	16,519	2,456	83,101
Charges utilized	(45,248)	(19,765)	(2,456)	(67,469)
Reversal of accrual	(833)	(892)	—	(1,725)
Balance at September 27, 2008	24,185	4,288	—	28,473
Discontinued operations	5,607	—	—	5,607
Balance at September 27, 2008, including discontinued operations	29,792	4,288	—	34,080
Charges to operations	3,222	1,989	644	5,855
Charges utilized	(11,651)	(2,587)	(644)	(14,882)
Reversal of accrual	(4,067)	(44)	—	(4,111)
Balance at December 27, 2008	17,296	3,646	—	20,942
Charges to operations	2,953	2,905	1,121	6,979
Charges utilized	(11,299)	(2,839)	(1,121)	(15,259)
Reversal of accrual	(89)	—	—	(89)
Balance at March 28, 2009	8,861	3,712	—	12,573
Charges to operations	1,944	925	819	3,688
Charges utilized	(3,673)	(2,460)	(819)	(6,952)
Reversal of accrual	—	(123)	—	(123)
Balance at June 27, 2009	$7,132	$2,054	$—	$9,186

During the three and nine months ended June 27, 2009, we recorded restructuring charges of $1.9 million and $4.0 million, respectively, for employee termination costs. These costs were provided for approximately 400 and 1,600 terminated employees for the three and nine months ended June 27, 2009, respectively. In connection with restructuring actions we have already implemented under these restructuring plans, we expect to pay remaining facilities related restructuring liabilities of $2.1 million through 2010 and the majority of severance costs of $7.1 million through the remainder of 2009. We have substantially completed our actions under these prior year restructuring plans.

All Restructuring Plans

In connection with all of our restructuring plans, restructuring costs of $15.9 million were accrued as of June 27, 2009, of which $15.7 million was included in accrued liabilities and $0.2 million was included in other long-term liabilities on the condensed consolidated balance sheet.

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

Asset Impairment

During the three months ended June 27, 2009 and June 28, 2008, we recorded impairment charges of zero and $1.7 million, respectively. During the nine months ended June 27, 2009 and June 28, 2008, we recorded impairment charges of $7.2 million and $1.7 million, respectively, which related primarily to a decline in the fair value of certain properties held for sale.

Interest Income and Expense

Interest income decreased from $3.6 million for the three months ended June 28, 2008 to $0.8 million for the three months ended June 27, 2009, and from $15.0 million for the nine months ended June 28, 2008 to $6.0 million for the nine months ended June 27, 2009. The decreases were primarily attributable to lower interest rates during 2009 as a result of weakening economic conditions and uncertainty and volatility in the financial markets.

Interest expense decreased to $29.4 million for the three months ended June 27, 2009, from $30.0 million for the three months ended June 28, 2008, and to $86.7 million for the nine months ended June 27, 2009 from $96.9 million for the nine months ended June 28, 2008. The decrease is related to a significant reduction in LIBOR during 2009 as a result of uncertainty and volatility in the financial markets, which reduced interest expense on our variable rate debt. In addition, our average debt balance was lower due to the repurchase of $33.7 million of debt in the second quarter of 2009.

The decrease for the nine month period was primarily attributable to the termination of our hedging relationships for our 6.75% Notes during the second quarter of 2009, which caused the interest rate on these notes to become fixed at 6.75%, which was lower than the variable rate in effect when the hedging relationships were in place. In addition, LIBOR was significantly lower in 2009 as a result of uncertainty and volatility in the financial markets, which reduced interest expense on our variable rate notes, and our average debt balance was lower due to debt repurchases, as noted above.

Other Income (Expense), net

Other income (expense), net was $2.7 million and $5.9 million for the three months ended June 27, 2009 and June 28, 2008, respectively, and $8.2 million and $5.5 million for the nine months ended June 27, 2009 and June 28, 2008, respectively. The following table presents the major components of other income (expense), net:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Foreign exchange gains (losses)	$1,916	$3,561	$(6,990)	$6,692
Gain/(loss) on extinguishment of debt	—	—	13,490	(2,237)
Other, net	792	2,334	1,684	1,072
Total other income (expense), net	$2,708	$5,895	$8,184	$5,527

We reduce our exposure to currency fluctuations through the use of foreign currency hedging instruments; however, hedges are established based on forecasts of foreign currency transactions. To the extent actual amounts differ from forecasted amounts, we will have exposure to currency fluctuations, resulting in foreign exchange gains or losses.

During the second quarter of 2009, we repurchased $4.3 million and $29.4 million of our 2010 and 2014 Notes, respectively. Upon repurchase, holders of the notes received $19.6 million, including accrued interest of $0.3 million. In connection with these repurchases, we recorded a gain of $13.5 million, net of unamortized debt issuance costs of $0.6 million that were expensed upon repurchase of the notes. During the first quarter of 2008, we redeemed $120 million of debt that was due in 2010. In connection with this redemption, $2.2 million of debt issuance costs were expensed.

On November 19, 2008, we terminated our revolving credit facility and entered into a new credit facility. In connection with the termination of the revolving credit facility, we also terminated an interest rate swap associated with our 6.75% Notes. As a result of terminating the swap, we were required to discontinue hedge accounting for the terminated swap and the remaining three swaps designated under SFAS No. 133 as hedges of the 6.75% Notes. During the period from November 22, 2008 through termination of the remaining swaps in January 2009 (period during which hedge accounting was discontinued), changes in the fair value of the swaps resulted in a $5.7 million gain. This gain was partially offset by a decrease of $1.3 million in the fair market value of our deferred compensation plan assets that resulted from volatile conditions in the financial markets and $3.7 million from the write-off of long-term investments during 2009. These items are reflected in “Other, net” in the table above.

Provision for Income Taxes

We estimate our annual effective tax rate at the end of each quarterly period. Our estimate takes into account the geographic mix of our pre-tax income/(loss), our expected annual pre-tax income (loss), implementation of tax planning strategies and possible outcomes of audits and other uncertain tax positions. To the extent there are fluctuations in any of these variables during a period, our provision for income taxes may vary. Our provision for income tax expense was $14.1 million and $19.1 million for the three and nine months ended June 27, 2009, compared to $7.3 million and $19.0 million for the three and nine months ended June 28, 2008.

During the three months ended June 27, 2009, we increased reserves for uncertain tax positions by $11.3 million for current year tax positions. It is reasonably possible that this amount could significantly increase or decrease within the next 12 months based on final determinations by the taxing authorities and resolution of any disputes by us.

Liquidity and Capital Resources

	Nine Months Ended
	June 27, 2009	June 28, 2008
	(Unaudited)
	(In thousands)
Net cash provided by (used in):
Operating activities	$151,480	$197,518
Investing activities	(81,835)	(42,988)
Financing activities	(68,719)	(120,000)
Effect of exchange rate changes on cash and cash equivalents	6,886	13,610
Decrease in cash and cash equivalents	$7,812	$48,140

Cash and cash equivalents were $877.6 million at June 27, 2009 and $869.8 million at September 27, 2008. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, the extent and timing of sales of accounts receivable, borrowings under credit facilities and other factors. Our working capital was $1.3 billion and $1.6 billion at June 27, 2009 and September 27, 2008, respectively.

Net cash provided by operating activities was $151.5 million and $197.5 million for the nine months ended June 27, 2009 and June 28, 2008, respectively. During the nine months ended June 27, 2009 we generated $176.6 million of cash from changes in net operating assets, which consist primarily of accounts receivable, inventories, and accounts payable. Cash generated from changes in net operating assets reflects our focused efforts to reduce the level of net operating assets required to fund our operations.

Although we were able to generate cash by reducing our net operating assets, the economic slowdown negatively affected our working capital metrics for accounts receivable and inventory. Our days sales outstanding (“DSO”) (a measure of how quickly we collect our accounts receivable) increased from 51 days at September 27, 2008 to 52 days at June 27, 2009, as customers slowed their payment cycles. The DSO metrics at September 27, 2008 and June 27, 2009 reflect the receipt of $15 million and $61.5 million from the sales of accounts receivables, respectively. In absolute dollars, inventory decreased by $117.1 million, but due to lower sales levels our inventory turns decreased from 7.7 turns during the three months ended September 27, 2008 to 6.5 turns during the three months ended June 27, 2009. We expect to improve our inventory turns in the coming periods. Partially mitigating the change in working capital metrics for accounts receivable and inventory was our ability to increase our days payable outstanding (a measure of how quickly we pay our suppliers) to 57 days for the three months ended June 27, 2009 from 52 days for the three months ended September 27, 2008.

Net cash used in investing activities was $81.8 million and $43.0 million for the nine months ended June 27, 2009 and June 28, 2008, respectively. During the nine months ended June 27, 2009, we had $55.5 million of capital expenditures and acquired, net of cash, a business operation from JDSU for $29.7 million (refer to Note 4. Acquisition).

Net cash used in financing activities was $68.7 million and $120.0 million for the nine months ended June 27, 2009 and June 28, 2008, respectively. During the second quarter of 2009, we redeemed $33.7 million of our 2010 and 2014 Notes for $19.6 million and, during the first quarter of 2008, we redeemed $120.0 million of our 2010 Notes at par. During the nine months ended June 27, 2009, we repurchased 60.5 million shares of our common stock for a total of $29.2 million, including commissions, and we posted collateral of $19.9 million in the form of cash against certain of our collateralized obligations.

Sales of Accounts Receivable. Certain of our subsidiaries have entered into agreements that permit them to sell specified accounts receivable. Proceeds from accounts receivable sales under these agreements were $61.5 million and $101.7 million for the three and nine months ended June 27, 2009, respectively, and $292.3 million and $844.3 million for the three and nine month periods ended June 28, 2008, respectively. Sold receivables are subject to certain limited recourse provisions. Proceeds from sales of accounts receivable are included in cash flows from operating activities in the condensed consolidated statement of cash flows.

Other Liquidity Matters.

Current weak economic conditions and tightening of credit markets have increased the risk of delinquent or uncollectible accounts receivable. Additionally, such factors have negatively affected our sales, net income and operating cash flows. We expect this trend to continue in the near term.

On January 14, 2009, one of our customers, Nortel Networks, filed a petition for reorganization under bankruptcy law. As a result, we performed an analysis as of December 27, 2008 to quantify our potential exposure, considering factors such as which legal entities of the customer are included in the bankruptcy reorganization, future demand from Nortel Networks, and administrative and reclamation claim priority. As a result of the analysis, we determined that certain accounts receivable may not be collectible and therefore deferred recognition of revenue in the amount of $5.0 million for shipments made in the first quarter of 2009. Additionally, we determined that certain inventory balances may not be recoverable and provided a reserve for such inventories in the amount of $5.0 million in the first quarter of 2009. We updated our analysis at June 27, 2009 and determined that no additional reserves were necessary. Our estimates are subject to change as additional information becomes available.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental matters and examinations and investigations by government agencies. As of June 27, 2009, we had reserves of $28.8 million related to such matters. We may not be able to accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters. For further information regarding legal proceedings, see Part II, Item 1. Legal Proceedings.

As of June 27, 2009, we have a liability of $29.4 million for uncertain tax positions. Our estimate of our liability for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties), that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability.

We have entered into, and continue to enter into, various transactions that periodically require collateral. These obligations have historically arisen from customs, import/export, VAT, utility services, debt financing, foreign exchange contracts and interest rate swaps. We have collateralized, and may from time to time collateralize, such obligations as a result of counterparty requirements or for economic reasons. As of June 27, 2009, we had collateral of $19.9 million in the form of cash against certain of our collateralized obligations.

Our debt agreements currently contain a number of restrictive covenants, including prohibitions on incurring additional debt, making investments and other restricted payments, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. We were in compliance with these covenants as of June 27, 2009. However, we may be required to seek waivers or amendments to certain covenants for our debt instruments if we are unable to comply with the requirements of the covenants in the future. We may not be able to obtain such waivers or amendments on terms acceptable to us or at all, and, in such case, these covenants could materially adversely impact our ability to conduct our business or carry out our restructuring plans.

Our next debt maturity is in June 2010, at which time debt with a carrying amount of $175.7 million matures. Our next debt maturity thereafter is in 2013. We may, however, consider early redemptions of our debt in future periods, possibly using proceeds from additional debt or equity financings. In addition to our existing covenant requirements, future debt financing may require us to comply with financial ratios and covenants. Equity financing, if required, may result in dilution to existing stockholders.

We announced on October 27, 2008 that our Board of Directors had approved a stock repurchase program covering up to 10% of our shares based on our closing stock price on October 29, 2008, which equates to repurchases of approximately $35.0 million. Purchases under the program shall be made at prevailing market prices or in privately negotiated transactions. The program shall continue through December 31, 2009, unless otherwise determined by the Board of Directors. During the nine months ended June 27, 2009, we repurchased 60.5 million shares of our common stock for a total of $29.2 million, including commissions.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, and repayments of obligations under outstanding indebtedness. Our primary sources of liquidity include cash of $877.6 million, our $135 million credit facility, our $250 million accounts receivable sales program and cash generated from operations. As of June 27, 2009, we were eligible to borrow $79.7 million under our credit facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. As of June 27, 2009, we had no short-term investments.

As of June 27, 2009, we had $1.45 billion of debt, of which $1.0 billion bears interest at a fixed rate and $300 million of variable rate debt has been converted to fixed rate through the use of interest rate swaps. Accordingly, our exposure to interest rate changes is limited to variable rate debt of $145.0 million. The effect of an immediate 10% change in interest rates would not be material to our results of operations.

Foreign Currency Exchange Risk

We transact business in foreign countries. Our foreign exchange policy requires that we take certain steps to limit our foreign exchange exposures related to certain assets and liabilities and forecasted cash flows. However, such policy does not require us to hedge all foreign exchange exposures. Further, foreign currency hedges are based on forecasted transactions, the amount of which may differ from that actually incurred. As a result, we can experience foreign exchange gains and losses in our results of operations.

Our primary foreign currency cash flows are in certain Asian and European countries, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less and are not designated as part of a hedging relationship in accordance with SFAS No. 133. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the condensed consolidated statements of operations. At June 27, 2009, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $397.8 million.

We also utilize foreign currency forward and option contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from forecasted sales denominated in currencies different from those for cost of sales and other expenses. These contracts are typically less than 12 months in duration and are accounted for as cash flow hedges under SFAS No. 133, subject to periodic assessment of effectiveness. The effective portion of changes in the fair value of the contracts is recorded in stockholders’ equity as a separate component of accumulated other comprehensive income and is recognized in the condensed consolidated statement of operations when the hedged item affects earnings. We had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $9.1 million at June 27, 2009. The net impact of an immediate 10% change in exchange rates would not be material to our condensed consolidated financial statements, provided we are adequately hedged. However, if we are not adequately hedged, we could incur significant gains or losses.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 27, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, within the Company have been detected. Nonetheless, our Chief Executive Officer and Principal Financial Officer have concluded that, as of June 27, 2009, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding its required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, we were subject to federal and state lawsuits, as well as investigations by the SEC and the Department of Justice (“DoJ”), in connection with certain of our historical stock option administration practices.  Of these matters, only the DoJ investigation remains open, all other matters having been concluded.

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

Item 1A. Risk Factors Affecting Operating Results

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors Affecting Operating Results” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2008 and in Part II, IA “Risk Factors Affecting Operating Results” in our Quarterly Reports on Form 10-Q for the fiscal quarters ended December 27, 2008 and March 29, 2009, which have not materially changed other than as set forth below.

Continued adverse market conditions in the electronics industry could reduce our future sales and earnings per share.

Recently, the business environment in the electronics industry has become challenging due to adverse worldwide economic conditions. There has been an erosion of global consumer confidence amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed global economic growth and have resulted in recessions in many countries, including in the U.S., Europe and certain countries in Asia. The conditions have resulted, and may result in the future, in our customers delaying purchases of the products we manufacture for them and our customers placing purchase orders for lower volumes of products than previously experienced or anticipated. We cannot accurately predict future levels of demand for our customers’ electronics products. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows, which could be less than past results.

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

Many of the industries to which we provide products have recently experienced significant financial difficulty, with some of the participants filing for bankruptcy. Such significant financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand of these financially distressed customers, the potential inability of these companies to make full payment on amounts owed to us, or both. For example, one of our customers, Nortel Networks, has filed a petition for reorganization under bankruptcy law.

We may be unable to obtain sufficient financing to maintain or expand our operations, which may cause our stock price to fall and reduce the business our customers and vendors do with us.

In order to allow us to better manage our working capital requirements, we entered into a five-year $135 million credit facility in November 2008, of which approximately $79.7 million may be borrowed as of June 27, 2009. Should we need additional sources of liquidity above and beyond such facility, we cannot be certain that financing will be available on acceptable terms or at all. In addition, although we seek high quality counterparties for our financing arrangements, there can be no assurance that any such counterparty will be able to provide credit when and as required by our current or future financing arrangements. If additional financing, including an expansion of the existing credit facility, is not available when required, our ability to maintain or increase our rates of production, expand our manufacturing capacity or refinance our outstanding debt will be harmed, which could cause our stock price to fall and reduce our customers’ and vendors’ willingness to do business with us.

We rely on a relatively small number of customers for a substantial portion of our sales, and declines in sales to these customers would reduce our net sales and net income.

Although no single customer generates 10% or more of our sales, a significant portion of our sales is generated by a small number of customers. Sales to our ten largest customers represented 47.5% of our net sales during the third quarter of 2009. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks related to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in their business, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could adversely affect our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would reduce our net sales and net income.

Consolidation in the electronics industry may adversely affect our business by increasing competition or customer buying power and increasing prices we pay for components.

Consolidation in the electronics industry among our customers, our suppliers and/or our competitors may increase as companies combine to achieve further economies of scale and other synergies, especially in light of the worldwide economic downturn. Consolidation in the electronics industry could result in an increasing number of very large electronics companies offering products in multiple sectors of the electronics industry. The significant purchasing and market power of these large companies could increase competitive pressures on us. In addition, if one of our customers is acquired by another company that does not rely on us to provide EMS services and has its own production facilities or relies on another provider of similar services, we may lose that customer’s business. There can be no assurance the new owner of these assets will continue to purchase products from us after the acquisition has been completed. In addition, consolidation in the electronics industry may also result in excess manufacturing capacity among EMS companies, which could drive down gross margins and therefore profitability. Similarly, consolidating among our suppliers could result in a sole or limited source for certain components used in our customers’ products. Any such consolidation could cause us to be required to pay increased prices for such components, which would reduce our gross margin and profitability.

Our stock has been trading at less than $1.00 per share, which could cause our stock to be delisted from the NASDAQ Global Select Market.

Effective August 31, 2009, the rules of the NASDAQ Global Select Market will again require that listed companies maintain a minimum price of $1.00 per share, and will permit NASDAQ to delist companies whose stock price falls below $1.00 per share for 30 consecutive trading days. Our stock has traded at less than $1.00 per share for more than the last thirty days.  To avoid possible delisting, as well as for other reasons, the Company has declared a reverse split of one-for-six effective August 14, 2009. However, the effect of a reverse split upon the market price of our common stock cannot be predicted with any certainty. The market price of our common stock is primarily driven by other factors unrelated to the number of shares outstanding, including our current and expected future performance, conditions in the EMS industry and stock market conditions generally. Therefore, it is possible that the per share price of our common stock after the reverse split will not rise in proportion to the reduction in the number of shares of our common stock outstanding resulting from the reverse stock split, in which case our stock could be delisted from the NASDAQ Global Select Market.

We are subject to risks arising from our international operations.

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 74.5% of our net sales from non-U.S. operations during the third quarter of 2009, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

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

We can experience losses due to foreign exchange rate fluctuations, which would reduce our net income.

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

We are subject to a continuing government investigation concerning our historical stock option practices, which could result in our liability for significant penalties and costs.

As a result of an investigation of our accounting for stock options, we filed a comprehensive Form 10-K for 2006 which restated our consolidated financial statements for prior years and which reduced our net income due to mispriced stock options granted in prior periods. Following this filing, we became subject to federal and state lawsuits, as well as investigations by the SEC and the Department of Justice (“DoJ”). Of these matters, only the DoJ investigation remains open, all other matters having been concluded. We cannot predict the final resolution of the DoJ investigation, which could result in the payment of significant penalties and costs to indemnify current or former officers and directors of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding our repurchases of our common stock during the nine months ended June 27, 2009.

	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
Month #1
September 28, 2008 through October 25, 2008	—	$—	—	$35,000,000
Month #2
October 26, 2008 through November 22, 2008	21,006,503	$0.54	21,006,503	$23,621,000
Month #5
January 25, 2009 through February 21, 2009	18,160,835	$0.34	18,160,835	$17,509,000
Month #6
February 22, 2009 through March 28, 2009	4,821,914	$0.29	4,821,914	$16,114,000
Month #8
April 26, 2009 through May 23, 2009	15,495,994	$0.60	15,495,994	$6,872,000
Month #9
May 24, 2009 through June 27, 2009	1,059,130	$0.64	1,059,130	$6,197,000
Total	60,544,376	$0.48	60,544,376

(1) All months shown are our fiscal months. We did not repurchase any shares in months omitted from the above table.

On October 27, 2008, our Board of Directors authorized us to spend up to approximately $35 million on share repurchases. As of June 27, 2009, we had repurchased common stock for an aggregate purchase price of $29.2 million, including commissions, under the program. Purchases shall be made at prevailing market prices or in negotiated transactions off the market. The authorization is effective through December 31, 2009, unless otherwise determined by the Board of Directors.

Item 6. Exhibits

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

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

Date: August 3, 2009

	By:	/s/ TODD SCHULL
Todd Schull
Senior Vice President and
Corporate Controller (Principal Financial and
Accounting Officer)
Date: August 3, 2009

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

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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