Form 10-K
period 2009-10-03
SANMINA-SCI CORP
filed 2009-12-01
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2009

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
Common Stock, $0.01 Par Value
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate value of Common Stock held by non-affiliates of the Registrant was approximately $152,027,915 as of March 27, 2009 based upon the average of Registrant’s Common Stock reported for such date on the NASDAQ National Market. Shares of Common Stock held by each executive officer and director and by each entity who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of November 19, 2009, the Registrant had outstanding 78,586,977 shares of Common Stock.

_________________________

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of stockholders to be held on February 8, 2010 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SANMINA-SCI CORPORATION

PART I

Item 1.  Business

Overview

We are an independent global provider of customized, integrated electronics manufacturing services, or EMS. We provide these comprehensive services primarily to original equipment manufacturers, or OEMs, in the communications, enterprise computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical, renewable energy and automotive industries. The combination of our advanced technologies, extensive manufacturing expertise and economies of scale enables us to meet the specialized needs of our customers in these markets in a cost-effective manner. We were originally incorporated in Delaware in May 1989 and operate as a single segment.

Our end-to-end services in combination with our global expertise in supply chain management enables us to manage our customers’ products throughout their life cycles. These services include:

•	product design and engineering, including initial development, detailed design, prototyping, validation, preproduction services and manufacturing design release;

•	manufacturing of components, subassemblies and complete systems;

•	final system assembly and test;

•	direct order fulfillment and logistics services; and

•	after-market product service and support.

Our manufacturing services are vertically integrated, allowing us to manufacture key system components and subassemblies for our customers. By manufacturing key system components and subassemblies ourselves, we enhance continuity of supply and reduce costs for our customers. In addition, we are able to have greater control over the production of our customers’ products. System components and subassemblies that we manufacture include high-end printed circuit boards, printed circuit board assemblies, backplanes and backplane assemblies, enclosures, cable assemblies, precision machining, optical components and modules, and memory modules.

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

Industry Overview

EMS companies are the principal beneficiaries of the increased use of outsourced manufacturing services by the electronics and other industries. Outsourced manufacturing refers to an OEM’s use of EMS companies, rather than internal manufacturing capabilities, to manufacture their products. Historically, EMS companies generally manufactured only components or partial assemblies. As the EMS industry has evolved, OEMs have increased their reliance on EMS companies for additional, more complex manufacturing services including design services. Some EMS companies now often manufacture and test complete systems and manage the entire supply chains of their customers. Industry leading EMS companies offer end-to-end services including product design and engineering, manufacturing, final system assembly and test, direct order fulfillment, after-market product service and support, and global supply chain management.

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

Accelerate Time to Market.  OEMs face increasingly short product life cycles due to increased competition and rapid technological changes. As a result, OEMs need to reduce the time required to bring their products to market. OEMs often can bring a product to market faster by using an EMS company’s expertise in new product introduction including manufacturing design, engineering support and prototype production. OEMs often can more quickly achieve volume production of their products by capitalizing on an EMS company’s manufacturing expertise, global presence and infrastructure.

Competitive Overview

We offer our OEM customers end-to-end services that span the entire product life cycle:

OEMs and their Customer
End-to-End Services for the Product Lifecycle
Global Supply Chain
Product Design and Engineering
OEMs
Initial Product Development
Detailed Product Design
Prototyping, Validation, Pre-production
Manufacturing Design Release
Manufacturing
Final System Assembly and Test
Direct Order Fulfillment & Logistics Services
After-market Product Service and Support
Printed Circuit Board and Backplane Design
Enclosure Design
Vertically Integrated Manufacturing
Printed Circuit Boards
Printed Circuit Board Assembly and Test
Backplanes and Backplanes Assemblies
Enclosure Systems
Cable Assemblies
Precision Machining
Optical Components and Modules
Memory Modules
Communications
Computing
Wireless
Optical and Wireline Transmission
Enterprise
Enterprise Computing
Storage
Multimedia
Industrial and Semiconductor Systems
Defense and Aerospace
Medical
Renewable Energy

Competitive Strengths

We believe our competitive strengths differentiate us from our competitors and enable us to better serve the needs of OEMs. Our competitive strengths include:

End-to-End Services.  We provide services throughout the world to support our customers’ products during their entire life cycle, from product design and engineering, through manufacturing, to direct order fulfillment and after-market product service and support. We believe that our end-to-end services are more comprehensive than the services offered by our competitors because of our focus on adding value before and after the actual manufacturing of our customers’ products. Our end-to-end services enable us to provide our customers with a single source of supply for their EMS needs, reduce the time required to bring products to market, lower product costs and allow our customers to focus on those activities in which they expect to add the highest value. We believe that our end-to-end services allow us to develop closer relationships with our customers and more effectively compete for their future business.

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

Our engineering engagement models include Joint Design Manufacturing (JDM), Contract Design Manufacturing and consulting engineering for DFx, Value Engineering (cost reduction re-design), and design for environmental compliance with the European Union’s Restrictions of Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment or WEEE. We focus on industry segments to align with our technology focused markets. Industry segments include Communications, Enterprise Computing and Storage, Medical, Multimedia, Defense & Aerospace, Industrial & Semiconductor Capital Equipment, Renewable Energy and Automotive. System solutions for these industry segments are supported through our vertically integrated component technologies, namely, printed circuit boards, backplanes, enclosures, cable assemblies, precision machining, memory modules and optical modules.

In the JDM model, our customers bring market knowledge and product requirements. We offer complete design engineering and new product introductions or NPI services. For JDM products, typically the intellectual property is jointly owned by us and the customer and we realize manufacturing revenue associated with building and shipping the product.

Vertically Integrated Manufacturing Services.  We provide a range of vertically integrated manufacturing services. Key system components that we manufacture include complete printed circuit boards and printed circuit board assemblies, backplanes and backplane assemblies, enclosures, cable assemblies, precision machine components, optical modules and memory modules. By manufacturing these system components and subassemblies ourselves, we enhance continuity of supply and reduce costs for our customers. In addition, we are able to have greater control over the production of our customers’ products and retain incremental profit opportunities for us. Examples of products that we manufacture using our full range of services include wireless base stations, network switches, routers and gateways, optical switches, enterprise-class servers and storage appliances, set-top boxes, MRI and computer tomography (CT) scanners, and equipment used in the semiconductor chip manufacturing process, including equipment for photolithography, chemical mechanical polishing, physical vapor deposition, automated handling tools and robotics for wafer transfer.

Advanced Technologies.  We provide services utilizing advanced technologies which we believe allows us to differentiate ourselves from our competitors. These advanced technologies include the fabrication of complex printed circuit boards and backplanes having over 60 layers and process capabilities for a range of low signal loss, high performance materials, buried capacitors and resistors and high density interconnects using micro via holes that are formed using laser drills. We have added capabilities to manufacture high density flex and rigid-flex PCBs with up to 30 layers and 8 transition layers in support of Defense and Aerospace markets along with high end medical electronics.

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

Global Capabilities.  Most of our customers compete and sell their products on a global basis. As such, they require global solutions that include regional manufacturing for selected end markets, especially when time to market, local manufacturing or content and low cost solutions are critical objectives. Our global network of facilities in 18 countries provides our customers a combination of sites to maximize both the benefits of regional and low cost manufacturing. To manage and coordinate our global operations, we employ an enterprise-wide software system that operates on a single IT platform and provides us with company-wide information regarding component inventories and orders with respect to substantially all of our manufacturing locations. This system enables us to standardize planning and purchasing at the plant level and to optimize inventory management and utilization. Our systems also enable our customers to receive key information regarding the status of individual programs.

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

Expertise in Serving Diverse End Markets.  We have experience in serving our customers in the communications, enterprise computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical, renewable energy and automotive markets. Our diversification across end markets reduces our dependence upon any one customer or segment. In order to cater to the specialized needs of customers in particular market segments, we have dedicated personnel, and in some cases facilities, with industry-specific capabilities and expertise. We also maintain compliance with industry standards and regulatory requirements applicable to certain markets including, among others, the medical and defense and aerospace sectors.

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

Our Business Strategy

Our objective is to maintain and enhance our leadership position in the EMS industry. Key elements of our strategy include:

Capitalizing on Our Comprehensive Services.  We intend to capitalize on our end-to-end services which we believe will allow us to both sell additional services to our existing customers and attract new customers. Our end-to-end services include product design and engineering, manufacturing, final system assembly and test, direct order fulfillment, after-market product service and support and supply chain management. Our vertically integrated manufacturing services enable us to manufacture additional system components and subassemblies for our customers. When we provide a customer with a number of services, such as component manufacturing or higher value-added services, we are often able to improve our margins and profitability. Consequently, our goal is to increase the number of manufacturing programs for which we provide multiple services. To achieve this goal, our sales and marketing organization seeks to cross-sell our services to customers.

Extending Our Technology Capabilities.  We rely on advanced processes and technologies to provide our vertically integrated manufacturing services. We continually strive to improve our manufacturing processes and have adopted a number of quality improvement and measurement techniques to monitor our performance. We work with our customers to anticipate their future manufacturing requirements and align our technology investment activities to meet their needs. We use our design expertise to develop product technology platforms that we can customize by incorporating other components and subassemblies to meet the needs of particular OEMs. These technologies enhance our ability to manufacture complex, high-value added products, allowing us to continue to win business from existing and new customers.

Joint Design Manufacturing Solutions.  As a result of customer feedback, and our customers’ desire to manage research and development expenses, we have expanded our product design services to develop systems and components jointly with our customers. In a JDM model, our customers bring market knowledge and product requirements. We offer complete design engineering and NPI services. Our offerings in design engineering include product architecture, development, integration, regulatory and qualification services; while NPI services include quick-turn prototyping, supply chain readiness, functional test development and release to volume production. For JDM products, typically the intellectual property is jointly owned by us and the customer and we realize manufacturing revenue associated with building and shipping the product.

Continuing to Penetrate Diverse End Markets.  We focus our marketing efforts on major end markets within the electronics industry. We have targeted markets that we believe offer significant growth opportunities and for which OEMs sell complex products that are subject to rapid technological change because the manufacturing of these products requires higher value-added services. Our approach to our target markets is two-fold: we intend to strengthen our significant presence in the communications and enterprise computing markets, and also focus on under-penetrated target markets, including the medical, industrial and semiconductor capital equipment, renewable energy, automotive, and defense and aerospace industries, many of which have not extensively relied upon EMS companies in the past. We intend to continue our diversification across market segments and customers to reduce our dependence on any particular market.

Pursuing Strategic Transactions.  We seek to undertake strategic transactions that give us the opportunity to access new customers, manufacturing and service capabilities, technologies and geographic markets, to lower our manufacturing costs and improve margins, and to further develop existing customer relationships. In addition, we plan to continue to pursue OEM divestiture transactions that will augment existing strategic customer relationships with favorable supply agreement terms or build new relationships with customers in attractive end markets. Potential future transactions may include a variety of different business arrangements, including acquisitions, spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and equity or debt investments. We intend to continue to evaluate and pursue strategic opportunities on a highly selective basis.

Continuing to Seek Cost Savings and Efficiency Improvements.  We seek to optimize our facilities to provide cost-efficient services for our customers. We maintain extensive operations in lower cost locations, including Latin America, Eastern Europe, China, Southeast Asia and India, and we plan to expand our presence in these lower cost locations as appropriate, to meet the needs of our customers. We believe that we are well positioned to take advantage of future opportunities on a global basis as a result of our vertically integrated manufacturing strategy.

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

Product Design and Engineering.  Our design and engineering groups provide customers with design and engineering services from initial product design and detailed product development to production. This group also complements our vertically integrated manufacturing capabilities by providing manufacturing design services for printed circuit boards, backplanes and enclosures. Our offerings in design engineering include product architecture, development, integration, regulatory and qualification services; while NPI services include quick-turn prototype, functional test development and release to volume production.

We provide initial product development and detailed product design and engineering services for products such as communications base stations, optical switches and modules, set top boxes, network switches and routers, computer server and storage products and medical devices. We follow a well defined product life cycle process during our design and development as follows:

Initial Product Development.  We provide a range of design and engineering services to customers to complement their initial product development efforts. During this phase, our design engineers work with our customers’ product development teams to assist with product concepts, selecting key components, cost trade-offs and design reviews.

Detailed Product Design.  During the detailed product development phase, we work with our customers’ product development engineers to optimize product designs to improve the efficiency of the manufacturing (Design for Manufacturability) of these products and reduce manufacturing costs. We further analyze product design to improve the ability of tests (Design for Test) used in the manufacturing process to identify product defects and failures. We provide software development support for product development, including installing operating systems on hardware platforms, developing software drivers for electronic devices and developing diagnostic, production test and support software. We design components that are incorporated into our customers’ products including printed circuit boards, backplanes, enclosures and cables assemblies.

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

Electro-Mechanical Design.  We have mechanical design groups in Canada, USA, Asia, and Israel that design and engineer a variety of electro-mechanical systems for the communications, enterprise computing and storage, multimedia, industrial and semiconductor, defense and aerospace, medical and renewable energy markets.  Our teams of highly skilled designers address structural, thermal, environmental, seismic, power distribution, and interconnect or cabling, and, regulatory compliance or certification requirements for the product and its application environment. In addition to providing conceptual and detailed mechanical design, our offerings include engineering analysis, DFMA (design for manufacturability and assembly), value engineering, project management, engineering documentation and qualification services – thus providing a virtual one-stop service to launch the product. Analysis capabilities cover thermal analysis and testing, stress and vibration analysis, dimensional and tolerance analysis, EMC/EMI analysis, etc. Product designs can involve a wide variety of materials, such as steel, aluminum alloys, injection molded plastics and die-castings. Our design experience covers a range of products, including indoor and outdoor wireless base station cabinets, datacom and computing racks, chassis, frames, enclosures for high-end servers, data storage systems, industrial and medical imaging systems, gaming consoles, gas analysis instrumentation, etc.

Manufacturing.  Manufacturing includes our vertically integrated manufacturing services described in greater detail below.

Printed Circuit Boards.  We have the ability to produce multilayer printed circuit boards on a global basis with high layer counts and fine line circuitry. Our ability to support NPI and quick turn fabrication followed by manufacturing in both North America and Asia allows our customers to accelerate their time to market as well as their time to volume. Standardized processes and procedures make transitioning of products easier for our customers. Our technology roadmaps provide leading edge capabilities and higher yielding processes. Engineering teams are available on a world-wide basis to support designers in DFM analysis and assemblers with field application support.

Printed circuit boards are made of fiberglass/resin laminated material layers and contain copper circuits which interconnect and transmit electrical signals among the components that make up electronic devices. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together in the printed circuit board along with adding layers and via hole structures. We are currently capable of efficiently producing printed circuit boards with up to 60 layers and circuit track widths as narrow as two mils (50 micron) in production volumes. Specialized production equipment along with an in-depth understanding of high performance laminate materials allow for fabrication of some of the largest form factor and highest speed (in excess of 10 gigabits per second, or Gbps) backplanes available in the industry. We have also developed several proprietary technologies and processes which improve electrical performance, connection densities and reliability of printed circuit boards. Some of these technologies, such as Buried Capacitance™, have become industry standards and are licensed to other board fabricators.

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

Enclosure Systems.  Enclosure systems are used across all major markets to house and protect complex and fragile electronic components, modules and sub-systems, so that the system’s functional performance is not compromised due to mechanical, environmental or any hostile conditions.  Our enclosure manufacturing services include fabrication of cabinets, chassis, frames and racks integrated with various electronic components and sub-systems for power and thermal management, control, sensing and alarm functions.  We manufacture a broad range of enclosures from basic enclosures for low end servers, to large and highly complex enclosures, such as those used in indoor and outdoor wireless base station products.  We serve a variety of end markets, partnering with customers from initial concept development through integration and final system assembly and test. Our enclosure expertise is readily accessible at any of our state-of-the-art facilities that provide metal fabrication, high-volume metal stamping, plastic injection molding, aluminum die-casting and high-capacity welding capabilities - located around the globe in seven dedicated Enclosure facilities.

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

Precision Machining.  As part of our mission to provide complete manufacturing solutions to customers, Sanmina-SCI has developed a suite of world-class precision machining services in USA and China. We utilize advanced numerically controlled machined tools enabling the manufacture of components to very tight tolerance standards in clean environments, for equipment that goes into semi-conductor fabs, for example.  Capabilities include medium- and large-format mill and lathe machining, in-house welding (TIG, MIG), aluminum, stainless steel, plastics, ferrous and nonferrous alloys, exotic alloys, in-house helium and hydrostatic leak-test capabilities, expertise in complex milled and lathe components, expertise in developing vacuum chambers, and, expertise in lapping, plating, anodizing, EDM, heat-treating, cleaning, laser inspection, painting and packaging through an established supply chain. We have dedicated facilities supporting machining and complex integration in California, Texas and China with access to a suite of state-of-the-art, computer-controlled machining equipment that can satisfy the most rigorous demands for production and quality.  This equipment includes fully automated “lights-out” machinery that continues production in the absence of human operators.  With some of the largest horizontal milling machines in the United States, we are a supplier of vacuum chamber systems for the semiconductor and flat panel display equipment markets. We also support a number of other markets such as medical, oil and gas exploration, and transportation.

Optical Components and Modules.  Optical components are the building blocks of optical systems and include both passive and active components.  Optical modules are integrated subsystems that use a combination of industry standard and/or custom optical components. We are a provider of complete optical systems for customers in telecommunications, networking, and military markets from optical components through the complete optical system. Our experience in optical communications and networking products spans long haul/ultra long haul and metro regions for transport/transmission, as well as access and switching applications, including last mile solutions. Our service offerings for optical communications customers are designed to deliver end-to-end solutions with special focus on system design and industrialization, optical component and module assembly, as well as optical test and integration. In March 2009, in order to increase our optical manufacturing capabilities, we acquired certain optical manufacturing assets, inventories, and employees related to JDS Uniphase Corp’s operations in Shenzhen, China.

Memory Modules.  Memory modules are integrated subsystems that use industry standard integrated circuits including Dynamic Random Access Memory (DRAM), non-volatile flash memory, microprocessors and digital signal processors. These solid-state products are sold for a wide range of applications to a broad base of leading OEM’s in multiple market segments such as network infrastructure, embedded computing technologies, defense & aerospace, and enterprise server & storage. We design, develop and manufacture a variety of modular solutions, including standard and custom processor modules, flash memory modules and DRAM modules. In addition, we supply solutions to increase memory component density using our advanced semiconductor packaging solutions. We offer advanced NexMod memory modules that contain multiple Rambus RDRAM® memory layers vertically stacked and mounted to a printed circuit board. NexMod solutions are tailored to high-performance networking customers requiring high bandwidth and low latency in volumetric restrictive system environments. We also provide innovative DDRI, DDRII, and DDRIII DRAM modules utilizing stacked Chip-Scale-Packaging (CSP) technology, Ram-Stack™, offering high densities in ultra small form factors. We integrate both standard and custom modules in the products we manufacture.

Final System Assembly and Test.  We provide final system assembly and test in which assemblies and modules are combined to form complete, finished products. We often integrate printed circuit board assemblies manufactured by us with enclosures, cables and memory modules that we also produce. Our final assembly activities also may involve integrating components and modules that others manufacture. The complex, finished products that we produce typically require extensive test protocols. Our test services include both functional and environmental tests. We also test products for conformity to applicable industry, product integrity and regulatory standards. Our test engineering expertise enables us to design functional test processes that assess critical performance elements including hardware, software and reliability. By incorporating rigorous test processes into the manufacturing process, we can help to assure our customers that their products will function as designed. Products for which we currently provide final system assembly and test include wireless base stations, wireline communications switches, optical networking products, high-end servers, etc.

Direct Order Fulfillment.  We provide direct order fulfillment for our OEM customers. Direct order fulfillment involves receiving customer orders, configuring products to quickly fill the orders and delivering the products either to the OEM, a distribution channel, such as a retail outlet, or directly to the end customer. We manage our direct order fulfillment processes using a core set of common systems and processes that receive order information from the customer and provide comprehensive supply chain management including procurement and production planning. These systems and processes enable us to process orders for multiple system configurations and varying production quantities including single units. Our direct order fulfillment services include BTO and CTO capabilities. BTO involves building a system having the particular configuration ordered by the OEM customer. CTO involves configuring systems to an end customer’s order. The end customer typically places this order by choosing from a variety of possible system configurations and options. We are capable of meeting a 48 to 72 hour turn-around-time for BTO and CTO by using advanced manufacturing processes and a real-time warehouse management and data control system on the manufacturing floor. We support our direct order fulfillment services with logistics that include delivery of parts and assemblies to the final assembly site, distribution and shipment of finished systems and processing of customer returns. Our systems are sufficiently flexible to support direct order fulfillment for a variety of different products, such as servers, workstations, set-top boxes, medical devices, scanners, printers and monitors.

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

Our End Markets

We have targeted markets that we believe offer significant growth opportunities and for which OEMs sell complex products that are subject to rapid technological change. We believe that markets involving complex, rapidly changing products offer us opportunities to produce products with higher margins because these products require higher value-added manufacturing services and may also include our advanced vertically integrated components. Our approach to our target markets is two-fold—we intend to strengthen our significant presence in the communications and enterprise computing and storage markets market, while also focusing on other under-penetrated target markets, including the medical, automotive, industrial and semiconductor capital equipment, and defense and aerospace, and renewable energy industries, many of which have not extensively relied upon EMS companies in the past. Our diversification across market segments and customers helps mitigate our dependence on any particular market.

Communications Infrastructure: Wireless and Wireline Access, Optical and Wireline Transmission and Switching and Enterprise Networking.  In the communications sector, we focus on infrastructure equipment. This includes wireless and wireline access and transmission systems, optical networking and transmission and enterprise networking systems. Our product design and engineering staff has extensive experience designing and industrializing advanced communications products and components for these markets. Products we manufacture include point-to-point microwave systems, wireless base stations, satellite receivers and various radio frequency appliances, optical switches and transmission hardware and wireline access equipment including switches and routers among others. We also manufacture optical and microelectronic components which are a key component in many of these products.

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

Multimedia.  We manufacture digital set-top boxes, point of sale equipment, digital cameras, digital home gateways, professional audio-video equipment and internet protocol entertainment devices. For our multimedia OEM customers, we manage the production process for multimedia products including product design and engineering, test development, supply chain management, manufacturing of printed circuit boards and assemblies, final system assembly and test and direct order fulfillment including our BTO and CTO capabilities and repair services.

Industrial and Semiconductor Systems.  Our expertise in manufacturing highly complex systems includes production of industrial and semiconductor capital equipment, front-end environmental chambers, computer controllers and test and inspection equipment. We also have significant experience in manufacturing highly complex systems such as, process chambers, photolithography tools, etch tools, wafer handling interfaces, flat panel display test and repair equipment, chem-mech planarization tools, optical inspection and x-ray equipment, explosive detection equipment, and large format printing plate machines.

Defense and Aerospace.  We offer our end-to-end services to the defense and aerospace industry. We believe that this industry currently represents a significant growth opportunity for us due in part to the growing desire of defense and aerospace OEMs to outsource non-core manufacturing activities in order to reduce costs. We believe our experience in serving the aerospace industry, as well as our product design and engineering capabilities, represent key competitive strengths for us in the defense and aerospace market. Defense and aerospace products that we design and manufacture include avionics systems, weapons guidance systems, cockpit communications systems, tactical and secure network communications systems and detection systems for homeland defense and space systems.

Medical.  We provide comprehensive manufacturing and related services to the medical industry including design, logistics and regulatory approval support. The manufacturing of products for the medical industry often requires compliance with domestic and foreign regulations including the Food and Drug Administration’s or FDA’s quality system regulations and the European Union’s medical device directive. In addition to complying with these standards, our medical manufacturing facilities comply with ISO 13485 (formerly EN 46002) and ISO 9001:2000. Sanmina manufactures a broad range of medical systems including blood glucose meters, computed tomography scanners, respiration systems, blood analyzers, cosmetic surgery systems, thermo-regulation devices and ultrasound imaging systems.

Renewable Energy. We are committed to serving companies leading the energy revolution in the solar, wind, fuel cell, battery systems and clean tech (LED lighting and smart meters) industries.  We leverage traditional electronics manufacturing services (EMS) for renewable energy customers in areas related to power electronics, control and distribution, smart meters and full-system integration. Beyond traditional EMS, our extensive range of electro-mechanical design and complex system manufacturing capabilities are an excellent fit across all the renewable energy segment products. Manufacturing operations are strategically located in close proximity to renewable energy “hot spots” such as Western and Southwestern United States, Brazil, Germany, Israel, China and India.

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

Customers

A relatively small number of customers have historically been responsible for a significant portion of our net sales. Sales to our ten largest customers represented approximately 48%,of our net sales in each of 2009, 2008 and 2007, respectively. For 2009 and 2008, no customer represented 10% or more of our net sales. For 2007, one customer represented 10.4% of our net sales.

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

Backlog

We generally do not obtain firm, long-term commitments from our customers. Instead, our procurement of inventory and our manufacturing activities are based primarily on forecasts provided from our customers. This enables us to minimize the time lapse between receipt of a customer’s order and delivery of product to the customer. OEM customers typically do not make firm orders for the delivery of products more than thirty to ninety days in advance. Additionally, customers may cancel or postpone scheduled deliveries, generally without significant penalty. Therefore, we do not believe that the backlog of expected product sales covered by firm orders is a meaningful measure of future sales.

Marketing and Sales

Our sales efforts are organized and managed on a regional basis with regional sales managers in geographic regions in the United States and internationally.

We develop relationships with our customers and market our vertically integrated manufacturing services through our direct sales force, customer support specialists and representative firms. Our sales resources are directed at multiple management and staff levels within target accounts. Our direct sales personnel and representative firms work closely with the customers’ engineering and technical personnel to better understand their requirements. Our marketing and sales staff supports our business strategy of providing end-to-end services by encouraging cross-selling of vertically integrated manufacturing services and component manufacturing across a broad range of major OEM products. To achieve this objective, our marketing and sales staff works closely with our various manufacturing and design and engineering groups and engages in marketing and sales activities targeted towards key customer opportunities.

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

Information concerning the geographic distribution of our sales can be found in note 16 of the notes to our consolidated financial statements.

Competition

We face competition from other major global EMS companies such as Celestica, Inc., Flextronics International Ltd., Hon Hai (Foxconn), and Jabil Circuit, Inc., as well as other EMS companies that often have a regional product, service or industry specific focus. In addition, our potential customers may also compare the benefits of outsourcing their manufacturing to us with the merits of manufacturing products themselves.

We compete with different companies depending on the type of service or geographic area. We believe that the primary competitive factors in our industry include manufacturing technology, quality, delivery, responsiveness, provision of value-added services and price. We believe our primary competitive strengths include our ability to provide global end-to-end services, our product design and engineering resources, our advanced technologies, our high quality manufacturing assembly and test services, our customer focus, our expertise in serving diverse end markets and experienced management team.

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

From time to time, we receive communications from third parties that include assertions with respect to intellectual property rights. Although we have no knowledge that our products and/or services infringe upon the intellectual property rights of third parties in any material respect, we cannot assure you that third parties will not assert infringement claims against us in the future. If such an assertion were to be made, it may become necessary or useful for us to enter into licensing arrangements or to resolve such an issue through litigation. However, we cannot assure you that such license rights would be available to us on commercially acceptable terms, if at all, or that any such litigation would be resolved favorably. Additionally, such litigation could be lengthy and costly and could materially affect our financial condition regardless of the outcome of such litigation.

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

We have a range of corporate programs in place with regard to environmental compliance and reduction of the use of hazardous materials in manufacturing. In the environmental compliance area, we have developed corporate-wide standardized environmental management systems, auditing programs and policies to enable us to better manage environmental compliance activities. Our facilities are also certified under ISO 14001, a set of standards and procedures relating to environmental compliance management. In addition, the electronics industry is subject to the European Union’s Restrictions of Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment, or WEEE, directives which took effect beginning in July 2006. Parallel initiatives have been adopted in other jurisdictions, including several states in the United States and the Peoples’ Republic of China. RoHS limits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires producers to assume responsibility for the collection, recycling and management of waste electronic products and components. We have implemented procedures to make our manufacturing process compliant with RoHS and the European Union's Registration, Evaluation and Authorization of Chemicals (REACH) legislation and we believe products sold by us into countries with restrictions on the concentrations of hazardous materials contained in those products comply with such restrictions. In the case of WEEE, the compliance responsibility rests primarily with OEMs rather than with EMS companies.

Asbestos containing materials, or ACM, are present at several of our manufacturing facilities. Although the ACM is being managed and controls have been put in place pursuant to ACM operations and maintenance plans, the presence of ACM could give rise to remediation obligations and other liabilities. No third-party claims relating to ACM have been brought at this time.

Our plants generally operate under environmental permits issued by governmental authorities. For the most part, these permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. Any such revocation could require us to cease or limit production at one or more of our facilities, thereby having an adverse impact on our results of operations. We have not experienced any material revocations to date.

Primarily as a result of certain of our acquisitions, we have incurred liabilities associated with environmental contamination at certain of our facilities. These liabilities relate to ongoing investigation and remediation activities at a number of sites, including our facilities located in Irvine, California (a former facility acquired as part of our acquisition of Elexsys); Owego, New York (a current facility that we acquired with our acquisition of Hadco Corporation); Derry, New Hampshire (a non-operating facility of Hadco), Fort Lauderdale, Florida (a former facility of Hadco) and Phoenix, Arizona (a site we acquired with our acquisition of Hadco). We have been named in a lawsuit alleging operations at our former facility in Santa Ana, California contributed to groundwater contamination. There can be no assurance that other similar third-party claims will not arise and will not result in material liability to us. In addition, there are some sites, including our facility in Gunzenhausen, Germany (acquired from Alcatel) that are known to have groundwater contamination caused by a third-party, and that third-party has provided indemnity to us for the liability.

We have also been named as a potentially responsible party at a contaminated disposal site, operated by another party at the Casmalia Resources site as a result of the past disposal of hazardous waste by companies we have acquired or by our corporate predecessors. Although liabilities for such historic disposal activities have not materially affected our financial condition to date, we cannot assure you that past disposal activities will not result in liability that will materially affect us in the future.

We use environmental consultants primarily for risk assessments and remediation, including remedial investigation and feasibility studies, remedial action planning and design, and site remediation. These consultants provide information to us regarding the nature and extent of site contamination, acceptable remediation alternatives, and estimated costs associated with each remediation alternative. This information is considered by us, together with other information, when determining the appropriate amount to accrue for environmental liabilities.

Employees

As of October 3, 2009, we had 38,602 employees, including 6,904 temporary employees. None of our U.S. employees are represented by a labor union. In some international locations, particularly in Western Europe, Latin America and the Middle East, our employees are represented by labor unions on either a national or plant level or are subject to collective bargaining agreements. Some Western European countries and Latin American countries also have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We believe our relationship with our employees is good.

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

EXECUTIVE OFFICERS

The following table sets forth the name, position and age of our current executive officers and their ages as of October 3, 2009.

Name	Age	Position
Jure Sola	58	Chairman of the Board and Chief Executive Officer
Hari Pillai	49	President and Chief Operating Officer
Robert K. Eulau	48	Executive Vice President and Chief Financial Officer
Michael Tyler	53	Executive Vice President, General Counsel and Corporate Secretary
Dennis Young	58	Executive Vice President of Worldwide Sales and Marketing
David Pulatie	67	Executive Vice President of Global Human Resources

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

Robert K. Eulau has served as our executive vice president and chief financial officer since September 14, 2009. Prior to joining us, he served as executive vice president, chief operating officer and chief financial officer of privately-owned Alien Technology Corporation, a developer of radio frequency identification products, from March 2006 through June 2008. Previously, he was senior vice president and chief financial officer of publicly-traded Rambus Inc., a technology licensing company, from May 2001 through March 2006. Prior to Rambus, Mr. Eulau served over 15 years with Hewlett Packard Company in various leadership roles, including vice president and chief financial officer of HP’s Business Customer Organization,  and vice president and chief financial officer of HP’s Computing Products business.

Michael Tyler has served as our executive vice president and general counsel since April 2007. Mr. Tyler became our corporate secretary in June 2007. Prior to joining us, he was senior vice president, chief legal and administrative officer of Gateway, Inc., a major personal computer manufacturer, where he was employed from 2000-2007. Prior to that, he served as senior corporate counsel International, at Northrop Grumman Corporation from 1995 to 2000, as an associate at the law firm Heller, Ehrman, White & McAuliffe from 1991 to 1995, and as a law clerk for the United States Court of Appeals for the Ninth Circuit from 1987 to 1988.

Dennis Young has served as executive vice president of worldwide sales and marketing since March 2003. Prior to joining us, Mr. Young was senior vice president of sales from May 2002 to March 2003 and vice president of sales from March 1998 to May 2002 of Pioneer-Standard Electronics, a provider of industrial and consumer electronic products.

David Pulatie has served as executive vice president of global human resources since December 2008. Prior to that, he was senior vice president of human resources for Phelps Dodge Corporation, a mining concern, from March 1999 until January 2006. Previously, Mr. Pulatie had spent over 33 years in progressive U.S. and international senior human resources positions at Motorola, Inc., an electronics manufacturer, most recently as senior vice president, HR Government Relations.

Item 1A.  Risk Factors

Continued adverse market conditions in the electronics industry could reduce our future sales and earnings per share.

The business environment in the electronics industry is challenging due to adverse worldwide economic conditions. There has been an erosion of global consumer confidence amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed global economic growth and have resulted in recessions in many countries, including in the U.S., Europe and certain countries in Asia. The conditions have resulted, and may result in the future, in our customers delaying purchases of the products we manufacture for them and our customers placing purchase orders for lower volumes of products than previously experienced or anticipated. We cannot accurately predict future levels of demand for our customers’ electronics products. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows.

If these economic conditions continue to persist or worsen, in addition to our customers or potential customers reducing or delaying orders, a number of other negative effects on our business could result, including the insolvency of key suppliers, which could result in production delays, shorter payment terms from suppliers due to reduced availability of credit default insurance in the market, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, increase our need for cash, and decrease our net revenue and profitability.

Many of the industries to which we provide products have recently experienced significant financial difficulty, with some of the participants filing for bankruptcy. Such significant financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand of these financially distressed customers, the potential inability of these companies to make full payment on amounts owed to us, or both. For example, one of our customers, Nortel Networks, has filed a petition for reorganization under bankruptcy law. As a result of this filing, in the first quarter of 2009, we reversed revenue and recorded an inventory provision in an aggregate amount of $10 million with respect to this customer.

We are subject to intense competition in the EMS industry which could cause us to lose sales and therefore hurt our financial performance.

The EMS industry is highly competitive and the industry has been experiencing an increase in excess manufacturing capacity, particularly in light of slowing U.S. and international economies. Our competitors include major global EMS providers such as Celestica, Inc., Flextronics International Ltd., Hon Hai (Foxconn) and Jabil Circuit, Inc., as well as other EMS companies that have a regional, product, service or industry specific focus. Some of these companies have greater manufacturing and financial resources than we do. We also face competition from current and potential OEM customers who may elect to manufacture their own products internally rather than outsourcing to EMS providers.

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

Our operating results are subject to significant uncertainties, which make predictability of our future sales and net income difficult.

Our operating results are subject to significant uncertainties, including:

•	conditions in the economy as a whole and in the electronics industry;

•	timing of orders from customers and the accuracy of their forecasts;

•	timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor;

•	mix of products ordered by and shipped to major customers, as high volume and low complexity manufacturing services typically have lower gross margins than more complex and lower volume services;

•	degree to which we are able to utilize our available manufacturing capacity;

•	our ability to effectively plan production and manage our inventory and fixed assets;

•	customer insolvencies resulting in bad debt or inventory exposures that are in excess of our reserves;

•
our ability to efficiently move manufacturing activities to lower cost regions without adversely affecting customer relationships and while controlling costs related to the closure of facilities and employee severance;

•	pricing and other competitive pressures;

•	fluctuations in component prices;

•	political and economic developments in countries in which we have operations;

•	component shortages, which could cause us to be unable to meet customer delivery schedules;

•	timing of new product development by our customers which creates demand for our services; and

•	levels of demand in the end markets served by our customers.

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

Consolidation in the electronics industry among our customers, our suppliers and/or our competitors may increase as companies combine to achieve further economies of scale and other synergies, especially in light of the worldwide economic downturn. Consolidation in the electronics industry could result in an increasing number of very large electronics companies offering products in multiple sectors of the electronics industry. The significant purchasing and market power of these large companies could increase competitive pressures on us. In addition, if one of our customers is acquired by another company that does not rely on us to provide EMS services either because it has its own production facilities or relies on another provider of similar services, we may lose that customer’s business. There can be no assurance the new owner of our customer will continue to purchase products from us after the acquisition has been completed. In addition, consolidation in the electronics industry may also result in excess manufacturing capacity among EMS companies, which could drive our profitability down. Similarly, consolidation among our suppliers could result in a sole or limited source for certain components used in our customers’ products. Any such consolidation could cause us to be required to pay increased prices for such components, which would reduce our gross margin and profitability.

Our early redemptions of debt and repurchases of stock have reduced our working capital and liquidity.

During 2009, we repurchased $46.9 million of our debt in the open market and we also repurchased 10.1 million shares of our common stock for an aggregate of $29.2 million. Further, on November 16, 2009, we redeemed our remaining outstanding debt due in 2010 for $175.7 million plus accrued interest. These repurchases have reduced our working capital. Although the redemptions of debt improve our operating results by reducing our interest expense, the redemptions and stock repurchases have reduced our liquidity. If we should repurchase or redeem additional debt or equity, our working capital and liquidity would be further reduced.

Adverse changes in the key end markets we target could harm our business by reducing our sales.

We provide EMS services to companies that sell products in the communications, computing and storage, multimedia, industrial and semiconductor systems, defense and aerospace, medical and automotive sectors of the electronics industry. Adverse changes in these markets could reduce demand for our customers’ products and make these customers more sensitive to the cost of our EMS services, either of which could reduce our sales, gross margins and net income. Factors affecting any of our customers’ industries in general, or our customers in particular, could seriously harm our business. These factors include:

•	short product life cycles leading to continuing new requirements and specifications for our customers products, the failure of which to meet could cause us to lose business;

•	failure of our customers’ products to gain widespread commercial acceptance which could decrease the volume of orders customers place with us; and

•	recessionary periods in our customers’ markets which decrease orders from affected customers.

We rely on a relatively small number of customers for a substantial portion of our sales, and declines in sales to these customers would reduce our net sales and net income.

Although no single customer generates 10% or more of our sales, a significant portion of our sales is generated by a small number of customers. Sales to our ten largest customers represented 48.0% of our net sales during fiscal 2009. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks related to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in their business, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could adversely affect our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would reduce our net sales and net income.

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

In addition, customers are increasingly requiring that we transfer the manufacturing of their products from one facility to another to achieve cost reductions and other objectives. These transfers have resulted in increased costs to us due to facility downtime or less than optimal utilization of our manufacturing capacity. These transfers also have required us to close or reduce operations at certain facilities, particularly those in high cost locations such as the United States, Canada and Western Europe, and as a result we have incurred significant costs for the closure of facilities, employee severance and related matters. We also have encountered occasional delays and complications related to the transition of manufacturing programs to new locations. We may be required to relocate our manufacturing operations in the future and, accordingly, we may incur additional costs that decrease our net income.

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

We typically earn lower gross margins when we provide less complex EMS services. In addition, we experience continued pressure from OEMs to reduce prices, and competition remains intense. Pricing pressure is typically more intense for less complex, lower margin EMS services. This price competition has affected, and could continue to adversely affect, our gross margins. If demand for our higher-end, higher margin manufacturing services does not increase in the future, our gross margins and operating results in future periods may be lower than expected.

We are subject to risks arising from our international operations.

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 76.9% of our net sales from non-U.S. operations during 2009, and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

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

·        currency controls;

·        increases in duty and/or income tax rates;

·        adverse rulings in regards to tax audits;

·        compliance with U.S. and foreign laws concerning trade;

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

Additionally, certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant penalties and/or taxes to repatriate these funds.

To respond to competitive pressures and customer requirements, we may further expand internationally in lower cost locations, particularly in Asia, Eastern Europe and Latin America. As we pursue continued expansion in these locations, we may incur additional capital expenditures. In addition, the cost structure in certain countries that are now considered to be favorable may increase as economies develop or as such countries join multinational economic communities or organizations, causing local wages to rise. As a result, we may need to continue to seek new locations with lower costs and the employee and infrastructure base to support electronics manufacturing. We cannot assure you that we will realize the anticipated strategic benefits of our international operations or that our international operations will contribute positively to our operating results.

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

We are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and other factors. Our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions which could lead to an increase in our taxes payable and a decrease in our net income.

We may be unable to obtain sufficient financing to maintain or expand our operations, which may cause our stock price to fall and reduce the business our customers and vendors do with us.

In order to allow us to better manage our working capital requirements, we entered into a five-year $135 million credit facility in November 2008. Should we need additional sources of liquidity above and beyond such facility, we cannot be certain that financing will be available on acceptable terms or at all. In addition, although we seek high quality counterparties for our financing arrangements, there can be no assurance that any such counterparty will be able to provide credit when and as required by our current or future financing arrangements. If additional financing, including an expansion of the existing credit facility, is not available when required, our ability to maintain or increase our rates of production, expand our manufacturing capacity or refinance our outstanding debt will be harmed, which could cause our stock price to fall and reduce our customers’ and vendors’ willingness to do business with us.

If we are unable to comply with the covenants in our credit arrangements, our outstanding debt could become immediately payable.

Our debt agreements do not contain financial covenants currently applicable to us, but do include a number of restrictive covenants, including prohibitions on incurring additional debt, making investments and other restricted payments, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. In addition, such agreements include affirmative covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under the new credit facility would not be allowed. If our cash is utilized to repay outstanding debt, we could experience an immediate and significant reduction in working capital available to operate our business.

Our failure to comply with applicable environmental laws could adversely affect our business by causing us to pay significant amounts for clean up of hazardous materials or for damages or fines.

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous substances and wastes in the ordinary course of our manufacturing operations. We also are subject to laws and regulations governing the recyclability of products, the materials that may be included in products, and the obligations of a manufacturer to dispose of these products after end users have finished using them. If we violate environmental laws, we may be held liable for damages and the costs of remedial actions and we may be subject to revocation of permits necessary to conduct our businesses. We cannot assure you that we will not violate environmental laws and regulations in the future as a result of human error, equipment failure or other causes. Although we estimate our potential liability with respect to violations or alleged violations and accrue for such liability, we cannot assure you that our accruals will be sufficient to cover the actual costs we incur as a result of these violations or alleged violations. Our failure to comply with applicable environmental laws and regulations could limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

Asbestos containing materials, or ACM are present at several of our manufacturing facilities. Although the ACM is being managed and controls have been put in place pursuant to ACM operations and maintenance plans, the presence of ACM could give rise to remediation obligations and other liabilities. No governmental or third-party claims relating to ACM have been brought at this time.

Our plants generally operate under environmental permits issued by governmental authorities. For the most part, these permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. Although we have not experienced any material revocations to date, any such revocation could require us to cease or limit production at one or more of our facilities, thereby having an adverse impact on our results of operations.

Primarily as a result of certain of our acquisitions, we have incurred liabilities associated with environmental contamination. These liabilities include ongoing investigation and remediation activities at a number of sites, including our facilities located in Irvine, California (a former facility acquired as part of our acquisition of Elexsys); Owego, New York (a current facility that we acquired with our acquisition of Hadco Corporation); Derry, New Hampshire (a non-operating facility of Hadco), Fort Lauderdale, Florida (a former facility of Hadco) and Phoenix, Arizona (a site we acquired with our acquisition of Hadco). We have been named in a lawsuit alleging operations at our former facility in Santa Ana, California arising from our Elexsys acquisition contributed to groundwater contamination. There can be no assurance that any other similar third-party claims will not arise and will not result in material liability to us. In addition, there are some sites, including our facility in Gunzenhausen, Germany (acquired from Alcatel), that are known to have groundwater contamination caused by a third-party, and that third-party has provided indemnity to us for the liability.

We have also been named as a potentially responsible party at one contaminated disposal site, operated by another party at the Casmalia Resources site, as a result of the past disposal of hazardous waste by companies we have acquired or by our corporate predecessors. Although liabilities for such historical disposal activities have not materially affected our financial condition to date, we cannot assure you that past disposal activities will not result in liability that will materially affect us in the future, nor can we provide assurance that we do not have environmental exposures of which we are unaware and which could adversely affect our operating results.

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

In addition, the electronics industry became subject to the RoHS and WEEE directives which took effect beginning in 2005. Parallel initiatives have been adopted in other jurisdictions, including several states in the United States and the People’s Republic of China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. Although we believe we have implemented procedures to make our manufacturing process RoHS compliant, non-compliance could result in significant costs and/or penalties. In the case of WEEE, the compliance responsibility rests primarily with OEMs rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations, which could increase our costs.

If we manufacture or design defective products, or if our manufacturing processes do not comply with applicable statutory and regulatory requirements, we could be subject to damages and fines and lose customers.

We manufacture products to our customers’ specifications, and in some cases our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, many of the medical devices that we manufacture, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the United States Food and Drug Administration. In addition, our customers’ products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we design or manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements. Defects in the products we design or manufacture may result in repair costs, delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we design or manufacture or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in product liability claims against us. The magnitude of such claims may increase as we expand our medical, automotive, and aerospace and defense manufacturing services because defects in medical devices, automotive components and aerospace and defense systems could seriously harm users of these products. Even if our customers are responsible for defects in the design of a product, we could nonetheless be named in a product liability suit over such defects and could be required to expend significant resources defending ourselves.

If our products are subject to warranty or liability claims, we may incur significant costs, which would reduce our net income.

Our customers may experience defects in our designs or deficiencies with respect to our manufacturing services. We may be exposed to warranty or manufacturers’ liability claims as a result of these defects or deficiencies, and some claims may relate to customer product recalls. We also design products on a contract basis or jointly with our customers. The design services that we provide can expose us to different or greater potential liabilities than those we face when providing our regular manufacturing services. For example, we have increased exposure to potential product liability claims resulting from injuries caused by defects in products we design, as well as potential claims that products we design infringe third-party intellectual property rights. Such claims could subject us to significant liability for damages and, regardless of their merits, could be time-consuming and expensive to resolve. A claim for damages arising from such defects or deficiencies could damage our reputation and result in us being liable for the costs of return and repair of such defective products or for damages for any injuries or other losses incurred by our customers or their end users. Any such costs could be significant and would reduce our net income.

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

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end-customer markets, to obtain new manufacturing and service capabilities and technologies, to enter new geographic manufacturing locations, to lower our manufacturing costs and improve the margins on our product mix, and to further develop existing customer relationships. Strategic transactions involve many difficulties and uncertainties, including the following:

•	integrating acquired operations and businesses;

•	allocating management resources;

•	scaling up production and coordinating management of operations at new sites;

•	separating operations or support infrastructure for entities divested;

•	managing and integrating operations in geographically dispersed locations;

•	maintaining customer, supplier or other favorable business relationships of acquired operations and terminating unfavorable relationships;

•	integrating the acquired company’s systems into our management information systems;

•	addressing unforeseen liabilities of acquired businesses, including environmental liabilities;

•	operating in the geographic market or industry sector of the business acquired in which we may have little or no experience;

•	improving and expanding our management information systems to accommodate expanded operations; and

•	losing key employees of acquired operations.

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

We have incurred significant expenses related to restructuring of our operations in the past. For example, we have moved certain of our operations from higher-cost to lower-cost locations to meet customer requirements. Future changes in our customers’ requirements or in our tax strategies could result in the need for us to further restructure our operations. In addition, we have incurred unanticipated costs related to the transfer of operations to lower-cost locations, including costs related to integrating new facilities, managing operations in dispersed locations and realigning our business processes. We also have incurred costs related to workforce reductions, work stoppages and labor unrest resulting from the closure of our facilities in higher-cost locations. We may be required to record additional charges related to restructuring activities in the future, but cannot predict the timing of such charges. Any such charges would reduce our net income.

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

We may become involved in litigation in the future to protect our intellectual property or because others may allege that we infringe on their intellectual property. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidate our proprietary rights. In addition, these lawsuits, regardless of their merits, likely would be time consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation alleging our infringement of a third-party’s intellectual property also could force us or our customers to:

•	stop producing products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property a license to sell the relevant technology at an additional cost, which license may not be available on reasonable terms, or at all; or

•	redesign those products or services that use the infringed technology.

Any costs we incur from having to take any of these actions could be substantial.

We may not have sufficient insurance coverage for certain of the risks and liabilities we assume in connection with the products and services we provide to our customers, which could leave us responsible for certain costs and damages incurred by our customers.

We carry various forms of business and liability insurance that we believe are reasonable and customary for similarly situated companies in our industry. However, we do not have insurance coverage for all of the risks and liabilities we assume in connection with the products and services we provide to our customers, such as potential warranty, product liability and product recall claims. As a result, such liability claims may only be partially covered under our insurance policies. We continue to monitor the insurance marketplace to evaluate the availability of and need to obtain additional insurance coverage. However, should we sustain a significant uncovered loss, our net income would be reduced.

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

In addition, these principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to revenue recognition, off-balance sheet transactions, stock-based compensation, restructurings, asset disposals and asset retirement obligations, intangible assets, derivative and other financial instruments and in-process research and development charges, have recently been revised or are under review. Changes to those rules or the questioning of how we interpret or implement those rules may have a material adverse effect on our reported financial results or on the way we conduct business. For example, the SEC has recently proposed a timetable by which U.S. companies would adopt International Financial Reporting Standards. Although at a very early stage of consideration by regulatory agencies, adoption of such standards could substantially change our reporting practices in a number of areas, including revenue recognition and recording of assets and liabilities.

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

The impact of price fluctuations could reduce our net income.

The cost of commodities, parts and components used in the manufacturing of our products has fluctuated significantly in the past. Should we not be successful in adjusting our pricing to account for such fluctuations, our gross margins, and therefore net income, would decline.

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

We conduct a significant portion of our activities including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes in the past, as well as other natural disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting one or more of our facilities, our operations and management information systems could be significantly disrupted.  Such events could also delay or prevent product manufacturing and shipment for the time required to transfer production, repair, rebuild or replace the affected manufacturing facilities. This time frame could be lengthy and result in significant expenses for repair and related costs. In addition, concerns about terrorism or an outbreak of epidemic diseases could have a negative effect on travel and our business operations and result in reduced sales and net income.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Facilities.  Our customers market numerous products throughout the world and therefore need to access manufacturing services on a global basis. To enhance our EMS offerings, we seek to locate our facilities either near our customers and our customers’ end markets in major centers for the electronics industry or, when appropriate, in lower cost locations. Many of our plants located near customers and their end markets are focused primarily on final system assembly and test, while plants located in lower cost areas are engaged primarily in higher volume, less complex component and subsystem manufacturing and assembly.

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

As of October 3, 2009, the approximate square footage of our manufacturing facilities by country was as follows:

Approximate Square Footage
Brazil	258,673
Canada	72,760
China	2,509,315
Finland	269,453
Germany	354,090
Hong Kong	19,000
Hungary	592,388
India	278,500
Indonesia	99,210
Ireland	110,000
Israel	301,275
Malaysia	508,862
Mexico	1,946,836
Singapore	607,413
Sweden	58,676
Thailand	326,293
United Kingdom	30,000
United States	2,939,586
Total	11,282,330

In addition to the above, we have 295,308 square feet of logistics and other non-manufacturing space that we are currently using and also have 3,256,262 square feet of inactive facilities that are closed or in the process of being closed as of October 3, 2009, of which 1,732,100 square feet is for domestic locations and 1,524,162 square feet for international locations. Moreover, 575,394 square feet of the inactive facilities is leased to third parties. We are currently undertaking an aggressive program to sublease or terminate leases for unused facilities and to sell owned properties that are no longer expected to serve our future needs.

As of October 3, 2009, our active manufacturing facilities consist of 8,268,721 square feet in facilities that we own, with the remaining 3,013,609 square feet in leased facilities under lease terms expiring between 2009 and 2036.

We believe our existing facilities are adequate to meet our reasonably foreseeable requirements. We regularly evaluate our expected future facilities requirements.

Certifications and Registrations.  Certifications and registrations under industry standards are important to our business because many customers rely on them to confirm our adherence to manufacturing process and quality standards. Certain markets, such as telecommunications, medical, aviation, defense, aerospace and automotive, require adherence to industry-specific standards. Substantially all of our manufacturing facilities are registered under ISO 9001:2008, a standard published by the International Organization for Standardization. As part of the ISO 9001:2008 certification process, we have a highly developed quality management system and continually improve its effectiveness in accordance with its requirements. We use this registration to demonstrate our ability to consistently provide product that meets customer and applicable regulatory requirements and enhance customer satisfaction through its effective application. ISO 9001:2008 registration is of particular importance to our customers throughout the world.

In addition to ISO 9001:2008, most of our facilities are TL 9000 registered. The TL 9000 quality system requirements and quality system metrics are designed specifically for the telecommunications industry to promote consistency and efficiency, reduce redundancy and improve customer satisfaction. Included in the TL 9000 system are performance-based metrics that quantify reliability and quality performance of the product. The majority of our facilities are also Underwriters Laboratory compliant. These standards define requirements for quality, manufacturing process control and manufacturing documentation and are required by many OEMs in the communications sector of the electronics industry.

Our medical products division has identified certain manufacturing facilities to be centers of excellence for medical products manufacturing. These facilities are FDA and ISO 13485:2003 registered and fully compliant to the FDA’s quality systems regulations.

Our defense and aerospace operations are headquartered in the Huntsville, Alabama area and are housed in a facility dedicated to meeting the specialized needs of our defense and aerospace customers. This Defense and Aerospace operation, as well as other selected operations around the world, are AS9100 registered. The Defense and Aerospace operation is also certified under various U.S. military specifications as well as under ANSI and other standards appropriate for defense and aerospace suppliers.

Our automotive facilities are strategically located worldwide. Substantially all of our automotive facilities are ISO/TS 16949:2008 registered and also certified under the Automotive Industry Standard.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ National Market under the symbol SANM. The following table lists the high and low intra-day prices for our common stock as reported on NASDAQ.

2009	High	Low
First quarter	$9.06	$1.62
Second quarter	$3.17	$1.08
Third quarter	$4.32	$1.80
Fourth quarter	$9.06	$2.16

2008	High	Low
First quarter	$14.64	$9.72
Second quarter	$11.16	$6.90
Third quarter	$10.20	$7.46
Fourth quarter	$15.96	$6.30

As of November 19, 2009, we had approximately 1,828 common stockholders of record. On November 19, 2009, the last reported sales price of our common stock on the NASDAQ National Market was $8.36 per share.

The following graph compares the cumulative 5-year total return provided shareholders on Sanmina-SCI Corporation's common stock relative to the cumulative total returns of the S&P 500 index and the NASDAQ Electronic Components index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on September 30, 2004 and its relative performance is tracked through October 3, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$160
$140
$120
$100
$80
$60
$40
$20
$0
9/30/04
9/30/05
9/30/06
9/30/07
9/27/08
10/3/09
Sanmina-SCI Corporation
S&P 500
NASDAQ Electronic Components

*$100 invested on 9/30/04 in stock or index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	9/30/04	9/30/05	9/30/06	9/30/07	9/27/08	10/3/09

Sanmina-SCI Corporation	100.00	60.85	53.05	30.07	23.26	19.34
S&P 500	100.00	112.25	124.37	144.81	112.99	105.18
NASDAQ Electronic Components	100.00	118.95	112.83	137.42	95.53	98.63

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Dividends

We have never declared or paid cash dividends on our common stock. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends is limited pursuant to covenants contained in our various debt agreements. See also “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Stock Repurchases

On October 27, 2008, our Board of Directors authorized us to spend up to approximately $35 million on share repurchases. As of October 3, 2009, we had repurchased 10.1 million shares of common stock, representing approximately 11% of our outstanding shares, for an aggregate purchase price of $29.2 million, including commissions, under the program. The authorization is effective through December 31, 2009, unless otherwise determined by the Board of Directors.

The table below sets forth information regarding repurchases of our common stock during the year ended October 3, 2009.
	TOTAL NUMBER OF SHARES PURCHASED, ALL OF WHICH WERE PURSUANT TO PUBLICLY ANNOUNCED PROGRAMS	AVERAGE PRICE PAID PER SHARE	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
	(In thousands)		(In thousands)
Month #1
September 28, 2008 through October 25, 2008	—	$—	$35,000
Month #2
October 26, 2008 through November 22, 2008	3,501	$3.24	$23,621
Month #5
January 25, 2009 through February 21, 2009	3,027	$2.04	$17,509
Month #6
February 22, 2009 through March 28, 2009	804	$1.74	$16,114
Month #8
April 26, 2009 through May 23, 2009	2,583	$3.60	$6,872
Month #9
May 24, 2009 through June 27, 2009	176	$3.84	$5,804
Total	10,091	$2.88

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

FIVE YEAR SELECTED FINANCIAL HIGHLIGHTS

Consolidated Statements of Operations Data:

	Year Ended
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Net sales	$5,177,481	$7,202,403	$7,137,793	$7,645,118	$7,644,932
Operating income (loss)	$(4,656)	$(384,160)	$(1,023,061)	$28,537	$(528,019)

Loss from continuing operations before income taxes and cumulative effect of accounting changes	$(112,570)	$(490,331)	$(1,142,027)	$(174,933)	$(678,084)
Provision for (benefit from) income taxes	23,652	21,005	(534)	(10,638)	364,394
Cumulative effect of accounting changes, net of tax	—	—	—	2,830	—
Loss from continuing operations	$(136,222)	$(511,336)	$(1,141,493)	$(161,465)	$(1,042,478)
Income from discontinued operations, net of tax	—	24,987	6,836	19,908	8,532
Net Loss	$(136,222)	$(486,349)	$(1,134,657)	$(141,557)	$(1,033,946)
Basic and diluted earnings (loss) per share:
Continuing operations	$(1.65)	$(5.78)	$(12.99)	$(1.84)	$(12.02)
Discontinued operations	$—	$0.28	$0.08	$0.23	$0.10
Net loss	$(1.65)	$(5.50)	$(12.91)	$(1.61)	$(11.92)
Shares used in computing basic and diluted per share amounts	82,528	88,454	87,853	87,661	86,762

Consolidated Balance Sheet Data:

	As of Year Ended
	2009	2008	2007	2006	2005
	(In thousands)
Cash and cash equivalents	$899,151	$869,801	$933,424	$491,829	$1,068,053
Net working capital	$1,280,136	$1,574,339	$1,618,375	$1,516,754	$1,672,481
Total assets	$3,123,897	$3,530,727	$4,669,955	$5,862,430	$6,269,128
Long-term debt (excluding current portion)	$1,262,014	$1,481,985	$1,588,072	$1,507,112	$1,666,768
Stockholders’ equity	$543,140	$695,958	$1,173,147	$2,270,563	$2,383,811

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future sales or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, cash flow, inventory turns ,synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect. As a result of the factors described herein, and in the documents incorporated herein by reference, including, in particular, those factors described under “Factors Affecting Operating Results,” we undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

Overview

We are a leading independent global provider of customized, integrated electronics manufacturing services, or EMS. Our revenue is generated from sales of our services primarily to original equipment manufacturers, or OEMs, in the communications; enterprise computing and storage; multimedia; industrial and semiconductor capital equipment; defense and aerospace; medical; renewable energy and automotive industries.

During 2008, the Company sold its personal computing and associated logistics business (“PC Business”) and has reflected the PC Business as discontinued operations in the consolidated financial statements. All references in this section to our operating results pertain only to our continuing operations and all references to years refer to our fiscal years ending on the last Saturday of each year closest to September 30th. Fiscal 2008 and 2007 were each 52 weeks and 2009 was 53 weeks, with the additional week included in the fourth quarter.

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented approximately 48% of our net sales for each of fiscal 2009, 2008, and 2007. For 2009 and 2008, no customer represented 10% or more of our net sales. For 2007, one customer represented 10.4% of our net sales.

We typically generate a significant portion of our net sales from international operations. Consolidated net sales generated from non-U.S. operations were 76.9%, 73.1%, and 69.2% for 2009, 2008 and 2007, respectively. The concentration of international operations has resulted primarily from a desire on the part of many of our customers to move production to lower cost locations in regions such as Asia, Latin America and Eastern Europe. We expect this trend to continue.

Historically, we have had substantial recurring sales from existing customers. We typically enter into supply agreements with our major OEM customers. These agreements generally have terms ranging from three to five years and cover the manufacture of a range of products. Under these agreements, a customer typically agrees to purchase its requirements for specific products in particular geographic areas from us. These agreements generally do not obligate the customer to purchase minimum quantities of products. In some circumstances, our supply agreements with customers provide for cost reduction objectives during the term of the agreement.

At the end of 2008, economic conditions began to deteriorate and financial markets became unstable and extremely volatile. During the first half of 2009, the economy continued to worsen and negatively affected our results of operations. The economy began to stabilize and improved slightly during the second half of 2009; however, economic conditions throughout 2009 were significantly worse than those during 2008 and 2007. Our results of operations were negatively affected by general economic conditions in 2009.

We have experienced fluctuations in our results of operations in the past and may continue to experience such fluctuations in the future.

Summary Results of Operations

The following table presents our key operating results:

	Year Ended
	October 3, 2009	September 27, 2008	September 29, 2007
	(In thousands)
Net sales	$5,177,481	$7,202,403	$7,137,793
Gross profit	$322,478	$524,106	$454,516
Operating loss	$(4,656)	$(384,160)	$(1,023,061)
Loss from continuing operations	$(136,222)	$(511,336)	$(1,141,493)
Income from discontinued operations, net of tax	$—	$24,987	$6,836
Net loss	$(136,222)	$(486,349)	$(1,134,657)

Key performance measures

The following table presents certain key performance measures that management utilizes to assess its management of working capital:

	As of
	October 3, 2009	September 27, 2008
Days sales outstanding(1)	48	52
Inventory turns(2)	6.1	7.7
Accounts payable days(3)	60	53
Cash cycle days(4)	46	46
____________________

(1)	Days sales outstanding, or DSO, is calculated as the ratio of ending accounts receivable, net, to average daily net sales for the quarter.

(2)	Inventory turns (annualized) are calculated as the ratio of four times our cost of sales for the quarter to inventory at period end.

(3)
Accounts payable days is calculated as the ratio of 365 days divided by accounts payable turns, in which accounts payable turns is calculated as the ratio of four times our cost of sales for the quarter to accounts payable at period end.

(4)	Cash cycle days is calculated as the ratio of 365 days to inventory turns, plus days sales outstanding minus accounts payable days.

If necessary, calculations as of October 3, 2009 have been adjusted to reflect inclusion of an additional week in the period ended October 3, 2009.

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

We believe the following critical accounting policies reflect the more significant judgments and estimates used by us in preparing our consolidated financial statements:

Accounts Receivable and Other Related Allowances—We estimate uncollectible accounts, product returns and other adjustments related to current period net sales to establish related allowances. In making these estimates, we analyze the creditworthiness of our customers, past experience, changes in customer demand, and the overall economic climate in the industries we serve. If actual uncollectible accounts, product returns or other adjustments differ significantly from our estimates, the amount of sales or operating expenses we report would be affected. One of our most significant credit risks is the ultimate realization of our accounts receivable. This risk is mitigated by (i) a significant portion of sales to well-established companies, (ii) ongoing credit evaluation of our customers, and (iii) frequent contact with our customers, especially our most significant customers, which enables us to monitor changes in their business operations and to respond accordingly. To establish our allowance for doubtful accounts, we estimate the credit risk associated with accounts receivable. We evaluate credit risk related to specific customers based on the current economic environment; however, we are not able to predict the inability of our customers to meet their financial obligations to us. We believe the allowances we have established are adequate under the circumstances; however, a change in the economic environment or a customer’s financial condition could cause our estimates of allowances, and consequently the provision for doubtful accounts, to change, which could have a significant adverse impact on our financial position and/or results of operations. To establish the allowance for product returns and other adjustments, we primarily utilize data regarding historical adjustments.

Inventories—We state inventories at the lower of cost (first-in, first-out method) or market value. Cost includes raw materials, and labor and manufacturing overhead incurred for finished goods and work-in-process. We regularly evaluate the carrying value of our inventories. Provisions are made to reduce excess and obsolete inventories to their estimated net realizable values. The ultimate realization of inventory carrying amounts is affected by changes in customer demand for inventory that customers are not contractually obligated to purchase and inventory held for specific customers who are experiencing financial difficulties. Inventory reserves are established based on forecasted demand, past experience with specific customers, the ability to redistribute inventory to other programs or back to our suppliers, and whether customers are contractually obligated to pay for the related inventory. Prepayments received from customers for excess and obsolete inventories that have not been shipped to customers or otherwise disposed of are netted against inventory.

We procure inventory based on specific customer orders and forecasts. Customers have limited rights of modification (for example, cancellations) with respect to these orders. Customer modifications to orders affecting inventory previously procured by us and our purchases of inventory beyond customer needs may result in excess and obsolete inventory for the related customers. Although we may be able to use some excess components and raw materials for other products we manufacture, a portion of the cost of this excess inventory may not be returned to the vendors or recovered from customers. Write-offs or write-downs of inventory could relate to:

•	declines in the market value of inventory;

•	inventory held for specific customers who are experiencing financial difficulty; and

•
changes in customer demand for inventory, such as cancellation of orders, and our purchases of inventory beyond customer needs that result in excess quantities on hand that we are not able to return to the vendor, use to fulfill orders from other customers or charge back to the customer.

Our practice is to dispose of excess and obsolete inventory as soon as practicable after such inventory has been identified as having no value to us.

Tangible and Other Definite-lived Intangible Assets—We review long-lived tangible and other definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flows the asset is expected to generate. If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. For asset groups for which a building is the primary asset, we estimate fair value primarily based on data received from commercial real estate brokers. For other assets, we estimate fair value based on projected discounted future net cash flows using a credit adjusted discount rate. Management applies significant judgment in estimating future cash flows.

Income Taxes—We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We believe our accruals for tax liabilities are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although we believe our accruals for tax liabilities are adequate, tax regulations are subject to interpretation and the tax controversy process is inherently lengthy and uncertain; therefore, our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions. To the extent the probable tax outcome of these matters changes, such changes in estimates will impact our income tax provision in the period in which such determination is made.

We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance is established for deferred tax assets when we believe realization of such assets is not more likely than not.. Our judgments regarding future taxable income may change due to changes in market conditions, new or modified tax laws, tax planning strategies or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (ASC Topic 740, Income Taxes), in 2008. FIN 48 (ASC Topic 740) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 (ASC Topic 740) provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48 (ASC Topic 740), an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. We recognize interest and penalties related to unrecognized tax benefits as a component of tax expense.

Results of Operations

Years Ended October 3, 2009, September 27, 2008 and September 29, 2007.

The following table presents certain statements of operations data expressed as a percentage of net sales.

	Year Ended
	October 3, 2009	September 27, 2008	September 29, 2007
	(In percentage)
Net sales	100.0	100.0	100.0
Cost of sales	93.8	92.7	93.6
Gross margin	6.2	7.3	6.4
Operating expenses:
Selling, general and administrative	4.6	4.4	5.0
Research and development	0.3	0.3	0.4
Restructuring costs	1.1	1.1	0.6
Amortization of intangible assets	0.1	0.1	0.1
Impairment of goodwill, tangible and other intangible assets	0.2	6.7	14.6
Total operating expenses	6.3	12.6	20.7

Net Sales

Net sales for 2009 decreased 28.1%, or $2.0 billion, to $5.2 billion, from $7.2 billion in 2008. The decrease was primarily the result of a weak global economy, which reduced demand across all of our end markets. Sales decreased $834.5 million in our communications end market, $466.7million in our high-end computing end market, $390.9 million in our multi-media end market, $267.0 million in our automotive, defense and aerospace, and industrial and semiconductor capital equipment end markets, and $65.8 million in our medical end market.

Net sales for 2008 increased 0.9% to $7.2 billion, from $7.1 billion in 2007. The increase was primarily related to stronger demand from customers in our communications and defense and aerospace end-markets, which increased by $141.9 million and $106.1 million, respectively. These increases were partially offset by reduced demand of $101.8 million in our high-end computing end-market, $36.8 million in our industrial and semiconductor capital equipment end-market and $26.3 million in our medical end-market.

Gross Margin

Gross margin was 6.2%, 7.3% and 6.4% in 2009, 2008 and 2007, respectively. The decrease from 2008 to 2009 was primarily a result of significantly lower business volume in 2009, partially offset by improvements resulting from various cost reduction initiatives that lowered our cost base. The increase from 2007 to 2008 was due primarily to higher margins in our defense and aerospace business resulting from increased demand and favorable changes in product mix to more proprietary products, as well as higher margins in our printed circuit board fabrication business resulting from consolidation of capacity and greater efficiencies. Margins also improved in our other EMS divisions as a result of improved operating efficiencies. These improvements were partially offset by decreased revenue, primarily in our high-end computing end-market, and factory start-up and production transition costs. We expect gross margins to continue to fluctuate in the future.

We have experienced fluctuations in gross margin in the past and may continue to do so in the future. Fluctuations in our gross margins may be caused by a number of factors, including:

•	Greater competition in the EMS industry and pricing pressures from OEMs due to greater focus on cost reduction;

•	Changes in the overall volume of our business;

•	Changes in the mix of high and low margin products demanded by our customers;

•	Changes in customer demand and sales volumes for our vertically integrated system components and subassemblies;

•	Provisions for excess and obsolete inventory;

•	Level of operational efficiency;

•
Pricing pressure on electronic components resulting from economic conditions in the electronics industry, with EMS companies competing more aggressively on cost to obtain new or maintain existing business; and

•	Our ability to transition manufacturing and assembly operations to lower cost regions in an efficient manner.

Selling, General and Administrative

Selling, general and administrative expenses were $238.2 million, $317.0 million and $355.8 million in 2009, 2008 and 2007, respectively. As a percentage of net sales, selling, general and administrative expenses were 4.6% for 2009, 4.4% for 2008, and 5.0% for 2007. The decrease in absolute dollars from 2008 to 2009 was attributable to company-wide cost reduction initiatives, approximately 80% of which were related to reductions in staffing related costs. The slight increase in 2009 as a percentage of sales was primarily attributable to lower net sales for 2009.

The decrease in absolute dollars from 2007 to 2008 was primarily attributable to reduced personnel-related costs of $15.8 million resulting from staffing reductions in various functions, a reduction of $7.0 million for information technology infrastructure and related spending, reduced expenses of $6.1 million in connection with matters arising out of our stock option investigation and restatement, a reduction of $5.5 million in stock-based compensation expense and a reduction of $4.0 million in audit and Sarbanes-Oxley related expenses. The decrease in 2008 as a percentage of sales was primarily attributable to decreased expenses as noted above and higher net sales in 2008.

Research and Development

Research and development expenses were $16.7 million, $19.5 million and $30.1 million in 2009, 2008 and 2007, respectively. As a percentage of net sales, research and development expenses were 0.3% for 2009 and 2008, and 0.4% for 2007. The decrease in absolute dollars from 2008 to 2009 was the result of reductions in staffing related costs as we continue to focus on joint development activities. The decrease in both dollars and as a percentage of net sales from 2007 to 2008 was primarily a result of our decision to reduce ODM activities and to focus on joint development activities, partially offset by increased spending for our defense and aerospace business to support anticipated growth in this end-market.

Impairment of Goodwill, Tangible and Other Intangible Assets

During 2009, we recorded asset impairment charges of $10.2 million related primarily to a decline in the fair value of certain properties that were previously restructured.

During 2008, we recorded a goodwill impairment charge of $478.7 million due to the expected effect of deteriorating general economic conditions on our future cash flows, the illiquidity of the credit markets and the decline in the stock market generally, and in our stock price in particular. We also recorded impairment charges of $5.0 million, primarily related to decreases in the fair value of certain assets held for sale.

During 2007, we recorded a goodwill impairment charge of $1.0 billion due to a decline in sales, both domestically and internationally, a decrease in expected future cash flows, and a decline in our stock price.

Restructuring Costs

Costs associated with restructuring activities, other than those activities related to business combinations, are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (ASC Topic 420, Exit or Disposal Cost Obligations), or SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” (ASC Topic 712, Compensation – Nonretirement Postemployment Benefits), as applicable. Pursuant to SFAS No. 112 (ASC Topic 712), restructuring costs related to employee severance are recorded when probable and estimable based on our policy with respect to severance payments. For all other restructuring costs, a liability is recognized in accordance with SFAS No. 146 (ASC Topic 420) only when incurred.

2009 Restructuring Plan

During 2009, we initiated a restructuring plan as a result of the slowdown in the global electronics industry and worldwide economy. The plan was designed to improve capacity utilization levels and reduce costs by consolidating manufacturing and other activities in locations with higher efficiencies and lower costs. Costs associated with this plan are expected to include employee severance, costs related to facilities and equipment that are no longer in use, and other costs associated with the exit of certain contractual arrangements due to facility closures. All actions under this plan were initiated and substantially completed during 2009 and costs for this plan are expected to be in the range of $45 million to $50 million, of which $41 million had been incurred as of October 3, 2009. We expect actions under this plan to increase our gross and operating margins and be cash flow positive within 12 to 24 months of implementation as cash outlays for severance and facility closures will be recovered by cost savings and asset sales resulting from actions under the plan. However, there can be no assurance that these benefits will be achieved due to possible changes in the restructuring plan that may increase costs or any failure of anticipated asset sales to generate projected amounts. Below is a summary of restructuring costs associated with facility closures and other consolidation efforts implemented under this plan:

	Employee Termination / Severance and Related Benefits Cash	Leases and Facilities Shutdown and Consolidation Costs Cash	Impairment of Assets or Redundant Assets Non-Cash	Total
		(In thousands)
Balance at September 27, 2008	$—	$—	$—	$—
Charges to operations	28,705	11,718	1,200	41,623
Charges utilized	(22,556)	(9,577)	(1,200)	(33,333)
Reversal of accrual	(569)	—	—	(569)
Balance at October 3, 2009	$5,580	$2,141	$—	$7,721

During 2009, we closed or consolidated six facilities and recorded restructuring charges of $28.1 million for employee termination costs, of which $22.6 million has been utilized and $5.6 million is expected to be paid during 2010. These costs were provided for approximately 4,000 terminated employees.

Restructuring Plans — Prior Years

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were implemented in prior fiscal years:

	Employee Termination / Severance and Related Benefits Cash	Leases and Facilities Shutdown and Consolidation Costs Cash	Impairment of Fixed Assets or Redundant Fixed Assets Non-Cash	Total
	(In thousands)
Balance at September 30, 2006	$21,349	$9,804	$—	$31,153
Charges (recovery) to operations	35,169	11,195	(831)	45,533
Charges recovered (utilized)	(47,873)	(12,132)	831	(59,174)
Reversal of accrual	(2,505)	(441)	—	(2,946)
Balance at September 29, 2007	6,140	8,426	—	14,566
Charges to operations	64,126	16,519	2,456	83,101
Charges utilized	(45,248)	(19,765)	(2,456)	(67,469)
Reversal of accrual	(833)	(892)	—	(1,725)
Balance at September 27, 2008	24,185	4,288	—	28,473
Charges to operations	8,988	7,869	3,692	20,549
Charges utilized	(23,842)	(10,466)	(3,692)	(38,000)
Reversal of accrual	(4,156)	(187)	—	(4,343)
Balance at October 3, 2009	$5,175	$1,504	$—	$6,679

During 2009, we recorded restructuring charges for employee termination benefits for approximately 1,400 employees who were terminated in connection with restructuring plans developed prior to 2009.

During 2008, we closed or consolidated four facilities and recorded restructuring charges for employee termination benefits for approximately 2,900 employees.

During 2007, we closed or consolidated eight facilities and terminated approximately 6,700 employees.

Restructuring Plans — All Years

Accrued restructuring costs as of October 3, 2009 were $14.4 million. In connection with restructuring actions we have already implemented under our restructuring plan, we expect to pay remaining facilities related restructuring liabilities of $3.6 million through 2012 and the majority of severance costs of $10.8 million through 2010.

The recognition of restructuring charges requires us to make judgments and estimates regarding the nature, timing and amount of costs associated with planned exit activities, including estimating sublease income and the fair values, less selling costs, of property, plant and equipment to be disposed of. Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded.

Interest Income and Expense

Interest income was $6.5 million, $19.7 million and $28.8 million in 2009, 2008 and 2007, respectively. The decrease from 2008 to 2009 was primarily attributable to lower interest rates on invested cash as a result of weakening economic conditions and uncertainty and volatility in the financial markets. This decrease was partially offset by a higher average cash balance in 2009. The decrease from 2007 to 2008 was primarily attributable to lower interest rates on invested cash and lower average cash balances in 2008 due to the fact that we borrowed $600.0 million during the first quarter of 2007 to fund the repayment of certain debt obligations that matured in the second quarter of 2007. Of the amount borrowed, $532.9 million was distributed to a trustee and held in an escrow account until repayment of the debt. We earned interest while the cash was held in escrow.

Interest expense was $117.0 million, $127.2 million and $168.3 million in 2009, 2008 and 2007, respectively. The decrease from 2008 to 2009 was primarily due to a significant reduction in interest rates during 2009, which reduced interest expense on our variable rate debt. In addition, our average debt balance was lower in 2009 due to repurchase of $46.9 million of debt during the year. The decrease from 2007 to 2008 was primarily attributable to the absence of interest expense in 2008 on a $600 million loan that was outstanding in the first quarter of 2007 and repaid during the third quarter of 2007, decreased weighted average borrowings under our revolving credit facility during 2008, the absence of interest expense in 2008 on our 3% Notes that were repaid during the second quarter of 2007, and lower interest rates during 2008. These decreases were partially offset by higher interest expense incurred in 2008 on $600 million of debt we issued during the third quarter of 2007.

Other Income (Expense), net

Other income (expense), net was $(6.0) million, $3.6 million and $23.7 million in 2009, 2008 and 2007, respectively. The following table summarizes the major components of other income (expense), net (in thousands):

	Year Ended
	October 3, 2009	September 27, 2008	September 29, 2007
Foreign exchange gains/(losses)	$(8,498)	$3,487	$1,994
Interest rate swaps not designated as hedging instruments	5,694	—	—
Gain from fixed asset disposals	1,804	311	18,997
Gain (loss) from investments	695	(508)	2,133
Impairment of long-term investments	(4,531)	—	—
Other, net	(1,134)	263	610
Total	$(5,970)	$3,553	$23,734

We reduce our exposure to currency fluctuations through the use of foreign currency hedging instruments; however, hedges are established based on forecasts of foreign currency transactions. To the extent actual amounts differ from forecasted amounts, we will have exposure to currency fluctuations, resulting in foreign exchange gains or losses.

In 2009, we discontinued hedge accounting for certain of our interest rate swaps upon termination of one of the four outstanding swaps. The remaining three swaps were terminated in the following quarter. From the date hedge accounting was discontinued until the date the remaining three swaps were terminated, changes in the fair value of the swaps resulted in recognition of a $5.7 million gain.

The decrease in other income (expense), net, from $23.7 million in 2007 to $3.6 million in 2008 was primarily attributable to the recognition in 2007 of $16.5 million in gains from the sale of previously restructured manufacturing facilities and equipment and a $2.5 million gain from the sale of one of our manufacturing operations.

Gain / (Loss) on Extinguishment of Debt

During 2009, we repurchased $46.9 million of our 2010 and 2014 Notes at a discount to par value. In connection with these repurchases, we recorded a gain of $8.5 million, net of unamortized debt issuance costs of $0.8 million that were expensed upon repurchase of the notes and a $6.1 million charge associated with dedesignation of a related interest rate swap. Since the issuance of our 2010 and 2014 Notes for an aggregate principal amount of $600 million in 2007, we have redeemed or repurchased $342.6 million of these notes, including redemption of the remaining outstanding 2010 Notes of $175.7 million on November 16, 2009. Therefore, as of November 16, 2009, we have $257.4 million of 2014 Notes outstanding. As of October 3, 2009, we had interest rate swaps of $300 million against the 2010 and 2014 Notes. Based on our repurchases of these notes and our intention to redeem the 2010 Notes in November 2009, which occurred on November 16, 2009, we dedesignated $43 million of our interest rate swaps as of October 3, 2009 and recorded a $6.1 million charge, representing the value of the dedesignated portion of the interest rate swap previously recorded in accumulated other comprehensive income.

During 2008, we redeemed $120 million of our Senior Floating Rate Notes due in 2010 at par. In connection with this redemption, $2.2 million of unamortized debt issuance costs were expensed.

On June 12, 2007, we used the net proceeds from the issuance of our 2010 and 2014 Notes, together with cash on hand, to repay in full the principal amount and accrued interest on certain other debt. We recorded a loss on extinguishment of debt of $3.2 million, representing unamortized debt issuance costs, in connection with this transaction.

Provision for (Benefit from) Income Taxes

Our effective tax rate (benefit) on loss from continuing operations was 21.0% for 2009, 4.3% for 2008, and (0.1)% for 2007. Our effective tax rate for 2009 was substantially higher than the federal statutory benefit rate of (35.0)% primarily due to taxes on profitable foreign subsidiaries, taxes on dividends and other foreign income deemed includable in the U.S., and an increase in our valuation allowance on future tax benefits due to current net operating losses for which we were not able to recognize a tax benefit.

Our effective tax rate for 2008 was substantially higher than the federal statutory benefit rate of (35.0)% primarily due to the non-deductibility of our goodwill impairment, taxes on profitable foreign subsidiaries, and taxes on dividends and other foreign income deemed includable in the U.S. Our effective tax rate for 2007 was substantially higher than the federal statutory rate primarily due the non-deductibility of our goodwill impairment and, to a lesser extent, an increase in our valuation allowance on future tax benefits.

Liquidity and Capital Resources

	Year Ended
	October 3, 2009	September 27, 2008	September 29, 2007
	(In thousands)
Net cash provided by (used in):
Operating activities	$197,230	$39,265	$485,937
Investing activities	(91,916)	11,383	(16,864)
Financing activities	(79,795)	(120,000)	(43,775)
Effect of exchange rate changes	3,831	5,729	16,297
Increase (decrease) in cash and cash equivalents	$29,350	$(63,623)	$441,595

Cash and cash equivalents were $899.2 million at October 3, 2009 and $869.8 million at September 27, 2008. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, the extent and timing of sales of receivables and other factors.

Net cash provided by operating activities was $197.2 million, $39.3 million and $485.9 million for 2009, 2008 and 2007, respectively. In 2009, we generated $218.8 million of cash from changes in net operating assets, which consist primarily of accounts receivable, inventories, accounts payable, and accrued liabilities. Cash generated from changes in net operating assets reflects our focused efforts to reduce the level of net operating assets required to fund our operations as evidenced by improvements in days sales outstanding (48 at October 3, 2009, versus 52 at September 27, 2008) and accounts payable days (60 at October 3, 2009, versus 53 at September 27, 2008). Although we were able to improve these key metrics, the economic slowdown negatively affected our inventory turns in 2009. In absolute dollars, inventory decreased by $52.0 million, but due to lower sales levels our inventory turns decreased from 7.7 turns in 2008 to 6.1 turns in 2009. We expect to improve our inventory turns in the coming periods, although there can be no assurance that this result will be achieved due to customer requirements to purchase inventory, business volume and other factors. Additionally, we generated $21.6 million of cash in 2009 from our operating results excluding non-cash items. Cash provided by operating activities in 2008 was primarily from our operating results adjusted to exclude non-cash items such as depreciation and amortization, stock based compensation expense, goodwill impairment and similar items. This source of cash was reduced by net working capital changes of $82.1 million resulting primarily from the divestiture of our PC Business. Cash provided by operating activities in 2007 was primarily from changes in net operating assets resulting from improvements in days sales outstanding and inventory turns, and reflecting our increased emphasis on working capital management. Working capital was $1.3 billion at October 3, 2009 and $1.6 billion at September 27, 2008.

Net cash provided by (used in) investing activities was $(91.9) million, $11.4 million and $(16.9) million for 2009, 2008 and 2007, respectively. In 2009, we used $65.9 million of cash for capital expenditures and $29.7 million to acquire a business operation from JDSU Uniphase. In 2008, we sold our PC business for $89.1 million, sold certain assets for $30.6 million and received $13.3 million from maturities of short-term investments. These items were partially offset by $121.5 million of capital expenditures. In 2007, we used $88.4 million of cash for capital expenditures and generated $50.2 million of cash from sales of certain assets and $22.0 million of cash from the sale of a business.

Net cash used in financing activities was $79.8 million, $120.0 million and $43.8 million for 2009, 2008 and 2007, respectively. In 2009, we used $31.5 million of cash to repurchase certain debt at a discount prior to its maturity, we spent $29.2 million to repurchase shares of our common stock and we posted $19.1 million of collateral in the form of cash against certain of our collateralized obligations. In 2008, we redeemed $120 million of debt at par prior to its maturity. In 2007, we issued $600 million of debt and used the net proceeds of $588 million and other cash to repay $625 million of existing debt.

As of October 3, 2009, the Company had $1.4 billion of total debt outstanding under various debt instruments. On November 16, 2009, the Company redeemed $175.7 million of outstanding debt as discussed further below.

Senior Floating Rate Notes.  On June 12, 2007, we issued $300 million of Senior Floating Rate Notes due 2010 (the “2010 Notes”) and $300 million of Senior Floating Rate Notes due 2014 (the “2014 Notes”). The notes accrue interest at a rate per annum, reset in full quarterly, equal to the three-month LIBOR plus 2.75%. The 2010 Notes outstanding as of October 3, 2009 were redeemed on November 16, 2009 and the 2014 Notes will mature on June 15, 2014.

The 2014 Notes are senior unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured debt. We may redeem the 2014 Notes in whole or in part at redemption prices ranging from 100% to 102% of the principal amount of the 2014 Notes, plus accrued and unpaid interest.

On November 16, 2009, we redeemed the remaining outstanding 2010 Notes in the principal amount of $175.7 million. In 2009, we repurchased $4.3 million and $42.6 million of our 2010 and 2014 Notes, respectively. In 2008, we redeemed $120.0 million of our 2010 Notes at par. Since the issuance of our 2010 and 2014 Notes for an aggregate principal amount of $600 million in 2007, we have redeemed or repurchased $342.6 million of these notes, including redemption of the remaining outstanding 2010 Notes of $175.7 million on November 16, 2009. Therefore, as of November 16, 2009, we have $257.4 million of 2014 Notes outstanding.

On June 12, 2007, we entered into interest rate swap transactions with independent third parties to partially hedge our Notes. The interest rate swaps had a total notional amount of $300.0 million and were designated as cash flow hedges. Under the swap agreements, we pay the counterparties a fixed rate of 5.594% in exchange for a three month LIBOR rate on the swaps. These swap agreements effectively fix the interest rate at 8.344% through 2014 on the hedged portion of debt. As of October 3, 2009, we had interest rate swaps of $300 million against the 2010 and 2014 Notes. Based on our repurchases of these notes and our intention to redeem the 2010 Notes in November 2009, which occurred on November 16, 2009, we dedesignated our interest rate swaps as of October 3, 2009 and redesignated $257 million of the swaps as hedging instruments on the same day. As a result of this dedesignation and redesignation, we recorded a $6.1 million charge to gain (loss) on extinguishment of debt, representing the value of the $43 million net dedesignated portion of the interest rate swap previously recorded in accumulated other comprehensive income. We believe the likelihood that floating rate debt in the amount of $257 million will exist through swap maturity in 2014 is probable and therefore will continue to apply hedge accounting to this portion of the swap.

8.125% Senior Subordinated Notes.  On February 15, 2006, we issued $600 million of 8.125% Senior Subordinated Notes due 2016 (the “8.125% Notes”) with a maturity date of March 1, 2016. The 8.125% Notes are unsecured and subordinated in right of payment to all of our existing and future senior debt.

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

6.75% Senior Subordinated Notes.  On February 24, 2005, we issued $400 million of 6.75% Senior Subordinated Notes due 2013 (the “6.75% Notes”) with a maturity date of March 1, 2013. We entered into interest rate swap agreements with four independent swap counterparties to hedge our interest rate exposures related to the 6.75% Notes. The swap agreements were terminated in 2009 as discussed below.

The 6.75% Notes are unsecured and subordinated in right of payment to all of our existing and future senior debt. We may redeem the 6.75% Notes, in whole or in part, at declining redemption prices ranging from 103.375% to 100% of the principal amount, plus accrued and unpaid interest, with the actual redemption price to be determined based on the date of redemption.

During the first quarter of 2009, we terminated our revolving credit facility and entered into a new credit facility. In connection with the termination of the revolving credit facility, we also terminated an interest rate swap associated with our 6.75% Notes. During the second quarter of 2009, we received termination notices from our remaining counterparties exercising their right pursuant to embedded call options to cancel the remaining interest rate swaps.

Asset-backed Lending Facility.  In the first quarter of 2009, we entered into a Loan, Guaranty and Security Agreement (the “Loan Agreement”), among us, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for such lenders to replace a senior credit facility which was terminated in the first quarter of 2009.

The Loan Agreement provides for a $135 million secured asset-backed revolving credit facility, subject to a reduction of between $25 million to $50 million depending on the amount of our borrowing base, with an initial $50 million letter of credit sublimit. The facility may be increased by an additional $200 million upon obtaining additional commitments from the lenders then party to the Loan Agreement or new lenders. The Loan Agreement expires on the earlier of (i) the date that is 90 days prior to the maturity date of the 6.75% Notes if such notes are not repaid, redeemed, defeased, refinanced or reserved for under the borrowing base under the Loan Agreement prior to such date or (ii) November 19, 2013 (the “Maturity Date”).

Loans may be advanced under the Loan Agreement based on a borrowing base derived from specified percentages of the value of eligible accounts receivable and inventory. The borrowing base is subject to certain customary reserves and eligibility criteria. If at any time the aggregate principal amount of the loans outstanding plus the face amount of undrawn letters of credit under the Loan Agreement exceed the borrowing base then in effect, we must make a payment or post cash collateral (in the case of letters of credit) in an amount sufficient to eliminate such excess. There are currently no loans and $25.3 million in letters of credit outstanding under the Loan Agreement.

Loans under the Loan Agreement bear interest, at our option, at a rate equal to LIBOR or a base rate equal to Bank of America, N.A.’s announced prime rate, in each case plus a spread. A commitment fee accrues on any unused portion of the commitments under the Loan Agreement at a rate per annum based on usage. Principal, together with accrued and unpaid interest, is due on the Maturity Date. Our obligations under the Loan Agreement are secured by certain accounts receivable and other assets.

Sales of Accounts Receivable.  On June 26, 2008 we entered into a two year global revolving trade receivables purchase agreement with a financial institution that allows us to sell accounts receivable. The maximum face amount of accounts receivable that may be outstanding at any time under this agreement is $250 million. The purchase price for receivables sold under this program ranges from 95% to 100% of the face amount. We pay LIBOR plus a spread for the period from the date a receivable is sold to the date the receivable is collected. Sold receivables are subject to certain limited recourse provisions. We continue to service, administer and collect sold receivables on behalf of the purchaser in exchange for a servicing fee.

During 2009, we sold $137.5 million of receivables for which we received proceeds of $130.6 million.  As of October 3, 2009, $8.4 million of sold receivables were subject to certain recourse provisions and $20.5 million of sold receivables remained outstanding.

In accordance with SFAS No. 140, (ASC Topic 860) as amended by SFAS No. 156, “Accounting for Servicing of Financial Assets an Amendment of FASB Statement No. 140” (ASC Topic 860, Transfers and Services), accounts receivable sold in 2009, 2008 and 2007 were removed from our consolidated balance sheets and reflected as cash provided by operating activities in the consolidated statements of cash flows.

Other Liquidity Matters.  Current weak economic conditions and tightening of credit markets have increased the risk of delinquent or uncollectible accounts receivable. Additionally, such factors have negatively affected our sales, net income and operating cash flows. We expect this trend to continue in the near term.

On January 14, 2009, one of our customers, Nortel Networks, filed a petition for reorganization under bankruptcy law. As a result, we performed an analysis as of December 27, 2008 to quantify our potential exposure, considering factors such as which legal entities of the customer are included in the bankruptcy reorganization, future demand from Nortel Networks, and administrative and reclamation claim priority. As a result of the analysis, we determined that certain accounts receivable may not be collectible and therefore deferred recognition of revenue in the amount of $5.0 million for shipments made in the first quarter of 2009. Additionally, we determined that certain inventory balances may not be recoverable and provided a reserve for such inventories in the amount of $5.0 million in the first quarter of 2009. We updated our analysis at October 3, 2009 and determined that no additional reserves were necessary. Our estimates are subject to change as additional information becomes available.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental matters and examinations and investigations by government agencies. As of October 3, 2009, we had reserves of $29.3 million related to such matters. We may not be able to accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters. For further information regarding legal proceedings, see Part II, Item 1. Legal Proceedings. Additionally, we participate as a plaintiff in certain legal proceedings and may receive cash in connection with these matters. We do not recognize income for these matters until cash is received or realizable. We expect to receive a payment of up to $35 million in December 2009 in connection with one of these matters, but there can be no assurance as to the exact amount or timing of this payment.

As of October 3, 2009, we had a liability of $31.5 million for uncertain tax positions. Our estimate of our liability for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties), that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability.

We have entered into, and continue to enter into, various transactions that periodically require collateral. These obligations have historically arisen from customs, import/export, VAT, utility services, debt financing, foreign exchange contracts and interest rate swaps. We have collateralized, and may from time to time collateralize, such obligations as a result of counterparty requirements or for economic reasons. As of October 3, 2009, we had collateral of $29.1 million in the form of cash against certain of our collateralized obligations. This amount is included in other noncurrent assets on the consolidated balance sheet.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in facilities and equipment, and repayments of obligations under outstanding indebtedness. Our primary sources of liquidity include cash of $899.2 million, our $135 million credit facility, our $250 million accounts receivable sales program and cash generated from operations. As of October 3, 2009, we were eligible to borrow $61.8 million under our credit facility.

Our debt agreements do not contain financial covenants currently applicable to us, but do include a number of customary affirmative covenants, negative covenants and events of default. If we are unable to comply with these requirements in the future, we may be required to seek waivers or amendments. We may not be able to obtain such waivers or amendments on terms acceptable to us or at all, and, in such case, we could be required to immediately repay certain outstanding debt or our ability to conduct our business could otherwise be materially adversely impacted. We were in compliance with these requirements as of October 3, 2009.

We repaid our 2010 Notes on November 16, 2009. Our next debt maturity is in 2013. We may, however, consider early redemptions of our debt in future periods, possibly using proceeds from additional debt or equity financings. In addition to our existing covenant requirements, future debt financing may require us to comply with financial ratios and covenants. Equity financing, if required, may result in dilution to existing stockholders.

We announced on October 27, 2008 that our Board of Directors had approved a stock repurchase program covering up to 10% of our shares based on our closing stock price on October 29, 2008, which equates to repurchases of approximately $35.0 million. Purchases under the program shall be made at prevailing market prices or in privately negotiated transactions. The program shall continue through December 31, 2009, unless otherwise determined by the Board of Directors. During 2009, we repurchased 10.1 million shares of our common stock, representing approximately 11% of our outstanding shares, for a total of $29.2 million, including commissions.

We believe our existing cash resources and other sources of liquidity, together with cash generated from operations and planned sales of assets, will be sufficient to meet our working capital requirements through at least the next 12 months. Should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.

Contractual Obligations

The following is a summary of our long-term debt, including interest, and operating lease obligations as of October 3, 2009:

		Year Ended
	Total	2010	2011	2012	2013	2014	Thereafter
	(In thousands)
Long-term debt, including interest	$1,945,848	$273,820	$97,227	$97,227	$481,551	$322,268	$673,755
Operating leases	74,639	24,245	16,872	9,587	6,000	3,307	14,628
Total contractual obligations	$2,020,487	$298,065	$114,099	$106,814	$487,551	$325,575	$688,383

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

We provided guarantees to various third parties in the form of letters of credit totaling $25.3 million as of October 3, 2009. The letters of credit cover various guarantees including workers’ compensation claims and customs duties.

We have defined benefit pension plans with an underfunded amount of $16.7 million at October 3, 2009. We will be required to provide additional funding to these plans in the future.

Our future needs for financial resources include increases in working capital to support anticipated sales growth, investments in facilities and equipment and repayments of outstanding indebtedness. Additionally, in 2010, we anticipate incurring additional cash outlays in connection with our past restructuring activities for expenses recorded as incurred in accordance with U.S. GAAP.

Quarterly Results (Unaudited)

The following tables contain selected unaudited quarterly financial data for the eight fiscal quarters in 2009 and 2008. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not be considered indicative of the results to be expected from any future period.

	Year Ended October 3, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$1,419,264	$1,195,107	$1,209,150	$1,353,960
Gross profit	$83,798	$68,590	$75,760	$94,330
Gross margin(1)	5.9%	5.7%	6.3%	7.0%
Operating income (loss)	$1,936	$(13,166)	$(1,147)	$7,721
Operating margin (loss)	0.1%	(1.1)%	(0.1)%	0.6%
Net loss	$(25,273)	$(37,538)	$(41,126)	$(32,285)
Basic and diluted net loss per share	$(0.29)	$(0.45)	$(0.51)	$(0.41)
____________________

(1)
Improvement in the fourth quarter, relative to the third quarter, is primarily attributable to increased volume and a more favorable product mix, whereby higher gross margin products represented a greater percentage of our net sales.

	Year Ended September 27, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
	(In thousands, except per share data)
Net sales	$1,778,140	$1,817,431	$1,903,253	$1,703,579
Gross profit	$128,929	$124,645	$139,641	$130,891
Gross margin(1)	7.3%	6.9%	7.3%	7.7%
Operating income (loss)	$26,816	$(8,613)	$39,738	$(442,101)
Operating margin (loss)	1.5%	(0.5)%	2.1%	(26.0)%
Income (loss) from continuing operations	$(9,453)	$(39,937)	$11,969	$(473,915)
Income (loss) from discontinued operations	$17,369	$15,523	$3,359	$(11,264)
Net income (loss)	$7,916	$(24,414)	$15,328	$(485,179)
Basic net income (loss) from continuing operations per share	$(0.11)	$(0.45)	$0.14	$(5.35)
Basic net income (loss) from discontinued operations per share	$0.20	$0.17	$0.03	$(0.13)
Basic net income (loss) per share	$0.09	$(0.28)	$0.17	$(5.48)
Diluted net income (loss) from continuing operations per share	$(0.11)	$(0.45)	$0.14	$(5.35)
Diluted net income (loss) from discontinued operations per share	$0.20	$0.17	$0.03	$(0.13)
Diluted net income (loss) per share	$0.09	$(0.28)	$0.17	$(5.48)
____________________

(1)	Improvement in the fourth quarter, relative to the third quarter, is partially attributable to favorable resolutions of certain inventory and warranty claims.

(2)	Includes a goodwill impairment charge of $478.7 million.

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

We seek to mitigate default risk by investing in high quality credit securities and by positioning our investment portfolio to respond to a significant reduction in credit rating of any investment issuer, guarantor or depository. We seek to mitigate market risk by limiting the principal and investment term of funds held with any one issuer and by investing funds in marketable securities with active secondary or resale markets. As of October 3, 2009, we had no short-term investments.

As of October 3, 2009, we had $1.4 billion of debt, of which $1.0 billion bears interest at a fixed rate and $257 million of variable rate debt has been converted to fixed rate through the use of interest rate swaps. Accordingly, our exposure to interest rate changes is limited to variable rate debt of $176 million, which was redeemed on November 16, 2009 (see Note 17). The effect of an immediate 10% change in interest rates would not be material to our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Brazil, Canada and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain assets and liabilities denominated in foreign currencies. These contracts typically have maturities of three months or less and are not designated as part of a hedging relationship in accordance with SFAS No. 133 (ASC Topic 815). All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the consolidated statements of operations. At October 3, 2009 and September 27, 2008, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $354.2 million and $341.6 million, respectively. We also utilize foreign currency forward and option contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from portions of forecasted sales, cost of sales and expenses denominated in currencies other than the functional currency. These contracts typically are less than 12 months in duration and are accounted for as cash flow hedges under SFAS No. 133 (ASC Topic 815), subject to periodic assessment of effectiveness. The effective portion of changes in the fair value of the contracts is recorded in stockholders’ equity as a separate component of accumulated other comprehensive income and is recognized in the consolidated statement of operations when the hedged item affects earnings. The ineffective portion of the hedges was not material for 2009. We had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $32.1 million and $49.3 million at October 3, 2009 and September 27, 2008, respectively.

The net impact of an immediate 10% change in exchange rates would not be material to our consolidated financial statements, provided we are appropriately hedged. However, if we are not adequately hedged, we could incur significant gains or losses.

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

Item 9A.  Controls and Procedures

(a)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 3, 2009. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework, issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that, as of October 3, 2009, our internal control over financial reporting was effective based on the COSO criteria. The effectiveness of our internal control over financial reporting as of October 3, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included in Item 15 of this Annual Report on Form 10-K.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)	Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, within the Company have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 3, 2009, our disclosure controls and procedures were (1) designed to provide reasonable assurance of achieving their objectives and (2) effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(d)           Internal Controls with Respect to Stock Options

Pursuant to the Stipulation of Settlement dated February 26, 2009 approved in connection with the settlement of our derivative litigation, we agreed to include in our annual report on internal control over financial reporting management’s assessment of the adequacy of our internal controls with respect to stock grants. Management’s assessment of the effectiveness of internal control over financial reporting contained in subsection (a) above includes our assessment of the effectiveness of our internal controls with respect to stock options.

Item 9B.  Other Information

Not applicable.
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

(2)
The following financial statement schedule of Sanmina-SCI Corporation is filed as part of this report on Form 10-K and should be read in conjunction with our Financial Statements included in this Item 15:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(3)	Refer to item 15(b) immediately below.

(b)	Exhibits

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.4(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.5(5)	Amended and Restated Bylaws of the Registrant adopted by the Board of Directors on December 1, 2008.
3.6(6)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, as amended, dated July 27, 2009.
4.1(7)
Preferred Stock Rights Agreement, dated as of May 17, 2001 between the Registrant and Wells Fargo National Bank, Minnesota, N.A., including the form of Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C.

4.2(8)
Supplemental Indenture No. 3, dated as of October 7, 2005, to the Subordinated Indenture, by and among SCI Systems, Inc., Sanmina-SCI USA, Inc. and J.P. Morgan Trust Company, National Association, as trustee.

4.3(9)	Subordinated Indenture dated March 15, 2000, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee (“Subordinated Indenture”).
4.4(10)	Supplemental Indenture No. 1, dated as of March 15, 2000, to the Subordinated Indenture, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee.
4.5(11)
Supplemental Indenture No. 2, dated as of December 7, 2001, to the Subordinated Indenture, by and among SCI Systems, Inc., Sanmina Corporation, as Guarantor, and Bank One Trust Company, National Association, as Trustee.

4.6(12)	Indenture, dated as of December 23, 2002, among the Registrant, the Guarantors Party thereto and State Street Bank and Trust Company of California, N.A., as trustee.
4.7(13)	First Supplemental Indenture, dated as of July 21, 2003, among Newisys, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.8(14)	Second Supplemental Indenture, dated as of September 30, 2005, among Sanmina-SCI USA, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.9(15)
Intercreditor Agreement, dated as of December 23, 2002, by and among, as second lien collateral trustees, LaSalle Business Credit, Inc., as collateral agent, State Street Bank and Trust Company of California, N.A. and each New First Lien Claimholder Representative which may become a party from time to time, and the Registrant.

4.10(16)
Second Lien Collateral Trust Agreement, dated as of December 23, 2002, by and among the Registrant, the subsidiaries of the Registrant party thereto and State Street Bank and Trust Company of California, N.A., as second lien collateral trustee.

4.11(17)	Indenture, dated as of February 24, 2005, among the Registrant, the guarantors party thereto and U.S. Bank National Association, as trustee.
4.12(18)	First Supplemental Indenture, dated as of September 30, 2005, among Sanmina-SCI USA, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.13(19)	Second Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.

Exhibit Number	Description

4.14(20)	Indenture, dated as of February 15, 2006, among the Registrant, certain subsidiaries of the Registrant as guarantors thereunder and U.S. Bank National Association, as trustee.
4.15(21)	First Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.
4.16(22)
Amended and Restated Credit and Guaranty Agreement, dated as of December 16, 2005, among the Registrant, the guarantors party thereto, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent.

4.17(23)
Amendment No.3 and Waiver to Amended and Restated Credit and Guaranty Agreement, dated as of December 29, 2006, among the Registrant, the guarantors party thereto, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent.

4.18(24)
Amendment No. 4 to Amended and Restated Credit and Guaranty Agreement, dated as of June 5, 2007, by and among Registrant, each of the subsidiaries of Registrant party thereto, the lenders party thereto, Citibank, N.A., as collateral agent, and Bank of America, N.A., as Administrative Agent.

4.19(25)	Indenture, dated as of June 12, 2007, among Registrant, the guarantors party thereto, and Wells Fargo Bank, National Association as trustee, relating to the Senior Floating Rate Notes due 2010.
4.20(26)	Indenture, dated as of June 12, 2007, among Registrant, the guarantors party thereto, and Wells Fargo Bank, National Association as trustee, relating to the Senior Floating Rate Notes due 2014.
10.1(27)	Amended 1990 Incentive Stock Plan.
10.2(28)(29)	1999 Stock Plan.
10.3(30)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.4(31)	1995 Director Option Plan.
10.5(32)	1996 Supplemental Stock Plan.
10.6(33)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated July 1, 1998.
10.7(34)	SCI Systems, Inc. 1994 Stock Option Incentive Plan.
10.8.(35)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.9.(36)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10.10(37)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.11(38)(29)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.12(39)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.13(40)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).
10.14(41)(29)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.15(42)	2003 Employee Stock Purchase Plan.
10.16(43)	Committed Account Receivable Purchase Agreement, dated April 1, 2005, between Sanmina-SCI UK Limited and Citibank International Plc.
10.17(44)	Committed Account Receivable Purchase Agreement, dated April 1, 2005, between Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Citibank International Plc.
10.18(45)
Revolving Receivables Purchase Agreement, dated as of September 23, 2005, among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft, Sanmina-SCI Systems de Mexico S.A. de C.V., as Originators, the Registrant and Sanmina-SCI UK Ltd., as Servicers, the banks and financial institutions party thereto from time to time, and Deutsche Bank AG New York, as Administrative Agent.

10.19(46)	Randy Furr separation agreement.

Exhibit Number	Description

10.20(47)
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

10.21(48)
Form of First Amendment to the Revolving Trade Receivables Purchase Agreement, dated as of September 21, 2007, among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, the Registrant and Sanmina-SCI UK Ltd., as Servicers, the several banks and other financial institutions or entities from time to time party thereto, as Purchasers, and Deutsche Bank AG New York Branch, as Administrative Agent, dated November 26, 2007.

10.22(49)(29)	Employment Agreement dated as of August 28, 2007 by and between the Registrant and Joseph Bronson.
10.23(50)(29)	Employment Agreement dated as of June 15, 2007 by and between the Registrant and Walter Hussey.
10.24(51)(29)	Employment Agreement dated as of March 2, 2007 by and between the Registrant and Michael Tyler.
10.25(52)
Asset Purchase and Sale Agreement dated February 17, 2008 by and among the Registrant, Sanmina-SCI USA Inc., SCI Technology, Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Sanmina-SCI Hungary Electronics Manufacturing Limited Liability Company, Sanmina-SCI Australia PTY LTD and Foxteq Holdings, Inc.

10.26(53)
Amendment to Asset Purchase Agreement dated February 17, 2008 by and among the Registrant, Sanmina-SCI USA Inc., SCI Technology, Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Sanmina-SCI Hungary Electronics Manufacturing Limited Liability Company, Sanmina-SCI Australia PTY LTD and Foxteq Holdings, Inc., dated July 7, 2008.

10.27(54)(29)	Description of fiscal 2008 Non-employee Directors Compensation Arrangements.
10.28(55)(29)	Employment offer letter dated July 20, 2004 between the Registrant and David White.
10.29(56)
Asset Purchase Agreement dated April 25, 2008 by and among Sanmina-SCI USA Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Lenovo (Singapore) Pte.Ltd. and Lenovo Centro Tecnologico, SdeRL de C.V.

10.30(57)
First Amendment Agreement, dated as of November 26, 2007 to the Revolving Trade Receivables Purchase Agreement dated as of September 21, 2007 among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, the Registrant and Sanmina-SCI UK Ltd, as Services, the several banks and other financial institutions or entities from time to time parties thereto, as Purchasers and Deutsche Bank AG New York Branch, as Administrative Agent.

10.31(58)
Second Amendment Agreement, dated as of March 21, 2008 to the Revolving Trade Receivables Purchase Agreement dated as of September 21, 2007 among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, the Registrant and Sanmina-SCI UK Ltd, as Services, the several banks and other financial institutions or entities from time to time parties thereto, as Purchasers and Deutsche Bank AG New York Branch, as Administrative Agent.

10.32(59)
Third Amendment Agreement, dated as of April, 30, 2008 to the Revolving Trade Receivables Purchase Agreement dated as of September 21, 2007 among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, the Registrant and Sanmina-SCI UK Ltd, as Services, the several banks and other financial institutions or entities from time to time parties thereto, as Purchasers and Deutsche Bank AG New York Branch, as Administrative Agent.

10.33(60)(29)	Revised form of Officer and Director Indemnification Agreement.

Exhibit Number	Description

10.34(61)
Revolving Trade Receivables Purchase Agreement dated June 26, 2008 by and among, the Registrant, Deutsche Bank AG New York, as administrative agent, and Sanmina-SCI Magyarország Elektronikai Gyártó Kft, Sanmina Magyarország Elektrotechnikai Részegységgyártó Kft, Sanmina-SCI EMS Haukipudas OY, a limited liability company incorporated under the laws of the Republic of Finland, Sanmina-SCI Enclosure Systems OY, Sanmina-SCI Systems Singapore Pte. Ltd,, Sanmina-SCI Israel Medical Systems Ltd., Sanmina-SCI Systems Canada, Inc., Sanmina-SCI Systems (Thailand) Ltd., and Sanmina-SCI UK Ltd.

10.35(62)(29)	Sanmina-SCI FY 2008 Corporate Annual G&A Short Term Incentive Plan.
10.36(63)
Loan, Guaranty and Security Agreement, dated as of November 19, 2008, among the Registrant and certain of its subsidiaries as borrowers, Sanmina-SCI Systems (Canada) Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto from time to time as lenders and Bank of America, N.A., as agent for such lenders.

10.37(64)	2009 Incentive Plan.
10.38(65)	Credit and Security Agreement dated as of November 24, 2008 by and among Sanmina SPV LLC, the lenders named therein and Deutsche Bank AG, New York Branch, as administrative agent and collateral agent.
10.39(66)	Receivables Transfer and Contribution Agreement entered into as of November 24, 2008 by and between Sanmina SPV LLC and the Registrant.
10.40(66)(29)	Deferred Compensation Plan for Outside Directors amended and restated effective January 1, 2009.
10.41(66)(29)	Deferred Compensation Plan effective January 1, 2009.
10.42(66)(29)	Description of Fiscal 2009 Non-employee Director Compensation Arrangements.
10.43(66)(29)	Form of Stock Option Agreement for use under the 2009 Incentive Plan.
10.44(66)(29)	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan.
10.45(66)(29)	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan.
10.46(29)	Employment offer letter dated September 4, 2009 between the Registrant and Bob Eulau (filed herewith).
10.47(29)	Amendment to Employment Agreement by and between the Registrant and Michael Tyler dated November 15, 2007 (filed herewith).
14.1(63)	Code of Business Conduct and Ethics of the Registrant.
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of KPMG LLP, independent registered public accounting firm (filed herewith).
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

32.1(67)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2(67)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
_________________________

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.

(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to Registrant’s Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A, filed with the SEC on May 25, 2001.
(8)	Incorporated by reference to Exhibit 4.2.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(9)	Incorporated by reference to Exhibit 2.2 to SCI Systems, Inc.’s Registration Statement on Form 8-A12B, SEC File No. 001-12821, filed with the SEC on March 9, 2000.
(10)	Incorporated by reference to Exhibit 4.1 to SCI Systems, Inc.’s Current Report on Form 8-K, SEC File No. 001-12821, filed with the SEC on April 5, 2000.
(11)	Incorporated by reference to Exhibit 4.5.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(12)	Incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed with the SEC on February 11, 2003.
(13)	Incorporated by reference to Exhibit 4.7.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(14)	Incorporated by reference to Exhibit 4.7.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(15)	Incorporated by reference to Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed with the SEC on February 11, 2003.
(16)	Incorporated by reference to Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed with the SEC on February 11, 2003.
(17)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 24, 2005.
(18)	Incorporated by reference to Exhibit 4.13.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(19)	Incorporated by reference to Exhibit 4.13.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on January 3, 2007.
(20)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 17, 2006.
(21)	Incorporated by reference to Exhibit 4.14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on January 3, 2007.
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2005.
(23)	Incorporated by reference to Exhibit 4.15.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on January 3, 2007.
(24)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 6, 2007.
(25)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 13, 2007.
(26)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 13, 2007.
(27)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K, SEC File No. 000-21272, filed with the SEC on December 29, 1994.
(28)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on May 25, 1999.

(29)	Compensatory plan in which an executive officer or director participates.
(30)	Incorporated by reference to Exhibit 10.29.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(31)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.
(32)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.
(33)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on June 23, 2000.
(34)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(35)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(36)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(37)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.
(38)	Incorporated by reference to Exhibit 10.75 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(39)	Incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(40)	Incorporated by reference to Exhibit 10.50.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(41)	Incorporated by reference to Exhibit 10.74 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(42)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on April 23, 2003.
(43)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005, filed with the SEC on May 12, 2005.
(44)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005, filed with the SEC on May 12, 2005.
(45)	Incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(46)	Incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(47)	Incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed with the SEC on November 28, 2007.
(48)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed with the SEC on January 31, 2008.
(49)	Incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed with the SEC on November 28, 2007.
(50)	Incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed with the SEC on November 28, 2007.

(51)	Incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed with the SEC on November 28, 2007.
(52)	Incorporated by reference to Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008.
(53)	Incorporated by reference to Exhibit 10.71 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(54)	Incorporated by reference to Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008.
(55)	Incorporated by reference to Exhibit 10.66 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008.
(56)	Incorporated by reference to Exhibit 10.67 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008.
(57)	Incorporated by reference to Exhibit 10.68 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008.
(58)	Incorporated by reference to Exhibit 10.69 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008.
(59)	Incorporated by reference to Exhibit 10.70 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008.
(60)	Incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(61)	Incorporated by reference to Exhibit 10.72 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(62)	Incorporated by reference to Exhibit 10.73 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(63)	Incorporated by reference to the same number exhibit of the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed with the SEC on November 24, 2008.
(64)	Incorporated by reference to Exhibit 10.37 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 30, 2009.
(65)	Incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, filed with the SEC on February 2, 2009.
(66)	Incorporated by reference to the same number exhibit of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(67)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sanmina-SCI Corporation:

We have audited the accompanying consolidated balance sheets of Sanmina-SCI Corporation and subsidiaries (the Company) as of October 3, 2009 and September 27, 2008, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended October 3, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II as set forth under Item 15. We also have audited the Company’s internal control over financial reporting as of October 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, and for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanmina-SCI Corporation and subsidiaries as of October 3, 2009 and September 27, 2008, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended October 3, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes —an interpretation of FASB Statement No. 109 (ASC Topic 740, Income Taxes), at the beginning of fiscal 2008.

/s/ KPMG LLP

Mountain View, California
December 1, 2009

SANMINA-SCI CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	October 3, 2009	September 27, 2008
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$899,151	$869,801
Accounts receivable, net of allowances of $13,422 and $14,934, respectively	668,474	986,312
Inventories	761,391	813,359
Prepaid expenses and other current assets	78,128	100,399
Assets held for sale	68,902	43,163
Total current assets	2,476,046	2,813,034
Property, plant and equipment, net	543,497	599,908
Other	104,354	117,785
Total assets	$3,123,897	$3,530,727
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$780,876	$908,151
Accrued liabilities	140,926	191,022
Accrued payroll and related benefits	98,408	139,522
Current portion of long-term debt	175,700	—
Total current liabilities	1,195,910	1,238,695
Long-term liabilities:
Long-term debt	1,262,014	1,481,985
Other	122,833	114,089
Total long-term liabilities	1,384,847	1,596,074
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 833 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 166,667 shares, 91,914 and 91,680 shares issued, respectively, and 78,566 and 88,502 shares outstanding, respectively	5,501	5,501
Treasury stock, 13,348 and 3,179 shares, respectively, at cost	(213,720)	(184,725)
Additional paid-in capital	6,007,431	5,991,605
Accumulated other comprehensive income	52,350	55,777
Accumulated deficit	(5,308,422)	(5,172,200)
Total stockholders’ equity	543,140	695,958
Total liabilities and stockholders’ equity	$3,123,897	$3,530,727

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	October 3, 2009	September 27, 2008	September 29, 2007
	(In thousands, except per share amounts)

Net sales	$5,177,481	$7,202,403	$7,137,793
Cost of sales	4,855,003	6,678,297	6,683,277
Gross profit	322,478	524,106	454,516
Operating expenses:
Selling, general and administrative	238,194	317,045	355,768
Research and development	16,685	19,546	30,080
Restructuring and integration costs	57,260	81,376	42,587
Amortization of intangible assets	4,817	6,600	6,601
Impairment of goodwill, tangible and other intangible assets	10,178	483,699	1,042,541
Total operating expenses	327,134	908,266	1,477,577

Operating loss	(4,656)	(384,160)	(1,023,061)

Interest income	6,499	19,744	28,766
Interest expense	(116,988)	(127,231)	(168,291)
Other income (expense), net	(5,970)	3,553	23,734
Gain (loss) on extinguishment of debt	8,545	(2,237)	(3,175)
Interest and other income (expense), net	(107,914)	(106,171)	(118,966)
Loss from continuing operations before income taxes	(112,570)	(490,331)	(1,142,027)
Provision for (benefit from) income taxes	23,652	21,005	(534)
Loss from continuing operations	(136,222)	(511,336)	(1,141,493)
Income from discontinued operations, net of tax	—	24,987	6,836
Net loss	$(136,222)	$(486,349)	$(1,134,657)
Basic and diluted earnings (loss) per share:
Continuing operations	$(1.65)	$(5.78)	$(12.99)
Discontinued operations	$—	$0.28	$0.08
Net loss	$(1.65)	$(5.50)	$(12.91)
Weighted-average shares used in computing basic and diluted per share amounts:	82,528	88,454	87,853

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
	October 3, 2009	September 27, 2008	September 29, 2007
	(In thousands)

Net loss	$(136,222)	$(486,349)	$(1,134,657)
Other comprehensive income (loss):
Net unrealized loss on derivative financial instruments, net of tax	(10,322)	(11,891)	(11,376)
Foreign currency translation adjustments	11,545	8,340	26,798
Changes in unrecognized net actuarial loss and unrecognized transition costs, net of tax	(4,650)	(1,732)	3,030
Comprehensive loss	$(139,649)	$(491,632)	$(1,116,205)

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid in Capital		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE AT SEPTEMBER 30, 2006	91,963	$5,958,376	(3,146)	$(186,361)	$42,608	$(3,544,060)	$2,270,563
Cumulative effect of SAB No. 108 adjustment	—	7,134	—	—	—	(7,134)	—
Exercise of common stock options	—	3	—	—	—	—	3
Cancellations of restricted stock and options, net of issuances	(503)	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	26,798	—	26,798
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(11,376)	—	(11,376)
Changes in unrecognized net actuarial loss and unrecognized transition costs, net of tax	—	—	—	—	3,030	—	3,030
Stock-based compensation, net of tax adjustments	—	17,479	—	—	—	—	17,479
Disposition of treasury stock	—	487	13	820	—	—	1,307
Net loss	—	—	—	—	—	(1,134,657)	(1,134,657)
BALANCE AT SEPTEMBER 29, 2007	91,460	$5,983,479	(3,133)	$(185,541)	$61,060	$(4,685,851)	$1,173,147
Issuances of restricted stock and options, net of cancellations	220	(1)	—	—	—	—	(1)
Cumulative translation adjustment	—	—	—	—	8,340	—	8,340
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(11,891)	—	(11,891)
Changes in unrecognized net actuarial loss and unrecognized transition costs, net of tax	—	—	—	—	(1,732)	—	(1,732)
Stock-based compensation	—	14,337	—	—	—	—	14,337
Repurchases of treasury stock	—	(709)	(46)	816	—	—	107
Net loss	—	—	—	—	—	(486,349)	(486,349)
BALANCE AT SEPTEMBER 27, 2008	91,680	$5,997,106	(3,179)	$(184,725)	$55,777	$(5,172,200)	$695,958
Issuances of restricted stock and options, net of cancellations	234	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	11,545	—	11,545
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(10,322)	—	(10,322)
Changes in unrecognized net actuarial loss and unrecognized transition costs, net of tax	—	—	—	—	(4,650)	—	(4,650)
Stock-based compensation	—	15,994			—	—	15,994
Repurchases of treasury stock	—	(168)	(10,169)	(28,995)	—	—	(29,163)
Net loss	—	—	—	—	—	(136,222)	(136,222)
BALANCE AT OCTOBER 3, 2009	91,914	$6,012,932	(13,348)	$(213,720)	$52,350	$(5,308,422)	$543,140

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	October 3, 2009	September 27, 2008	September 29, 2007
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(136,222)	$(486,349)	$(1,134,657)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	89,928	96,820	117,194
Stock-based compensation expense	15,994	14,337	17,479
Non-cash restructuring costs (recovery)	4,892	2,928	(4,177)
Provision (benefit) for doubtful accounts, product returns and other net sales adjustments	(1,133)	(1,073)	3,186
Deferred income taxes	834	(1,478)	(3,633)
Gain on disposals of property, plant and equipment, net	(1,804)	(311)	(18,997)
Impairment of assets and long-term investments	14,657	487,727	1,099,650
(Gain) loss on extinguishment of debt	(8,545)	2,237	3,175
Loss on sale of business	—	6,923	—
Other, net	(126)	(373)	(656)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	319,754	249,950	308,927
Inventories	80,325	197,792	260,085
Prepaid expenses and other assets	42,363	31,957	(65,046)
Accounts payable	(119,110)	(554,096)	(39,351)
Accrued liabilities and other long-term liabilities	(104,577)	(7,726)	(57,242)
Cash provided by operating activities	197,230	39,265	485,937
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Net proceeds from sales of short-term investments	—	12,713	2,551
Net proceeds (use) from sales (purchases) of long-term investments	(200)	4,754	929
Purchases of property, plant and equipment	(65,931)	(121,478)	(88,358)
Proceeds from sales of property, plant and equipment	3,927	30,564	50,231
Proceeds from sale of business	—	89,094	22,000
Cash paid for businesses acquired, net of cash acquired	(29,712)	(4,264)	(4,217)
Cash provided by (used in) investing activities	(91,916)	11,383	(16,864)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	(19,140)	—	—
Repayments of long-term debt	(31,492)	(120,000)	(1,125,000)
Proceeds from long-term debt, net of issuance costs	—	—	1,181,409
Payments of notes and credit facilities, net	—	—	(100,184)
Repurchases of common stock	(29,163)	—	—
Cash used in financing activities	(79,795)	(120,000)	(43,775)
Effect of exchange rate changes	3,831	5,729	16,297
Increase (decrease) in cash and cash equivalents	29,350	(63,623)	441,595
Cash and cash equivalents at beginning of year	869,801	933,424	491,829
Cash and cash equivalents at end of year	$899,151	$869,801	$933,424
Supplemental disclosures of cash flow information:
Cash paid during the year
Interest	$108,299	$116,970	$150,113
Income taxes (excludes refunds of $3.6 million, $26.2 million, and $24.8 million in 2009, 2008, and 2007, respectively)	$30,167	$35,768	$47,106

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization of Sanmina-SCI

Sanmina-SCI Corporation (“Sanmina-SCI,” or the “Company”) was incorporated in Delaware in 1989. The Company is an independent global provider of customized, integrated electronics manufacturing services, or EMS. The Company provides these services to original equipment manufacturers, or OEMs, primarily in the communications, enterprise computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical, renewable energy and automotive industries. The Company’s services consist primarily of product design and engineering, including initial development, detailed design, prototyping, validation, preproduction services and manufacturing design, volume manufacturing of complete systems, components and subassemblies, final system assembly and test, direct order fulfillment and logistics services and after-market product service and support. System components and subassemblies manufactured by the Company include printed circuit boards, printed circuit board assemblies, backplanes and backplane assemblies, enclosures, cable assemblies, precision machine components, optical modules and memory modules.

Basis of Presentation

On July 20, 2009, the Board of Directors of the Company authorized a reverse split of the Company’s common stock at a ratio of one-for-six, effective August 14, 2009. All previously reported share and per share amounts have been restated in the accompanying consolidated financial statements and related notes to reflect the reverse stock split.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“Codification”) (ASC Topic 105, Generally Accepted Accounting Principles). The Company included both the legacy GAAP (pre-codification standards) and the Codification reference throughout the notes of the consolidated financial statements, with the exception of certain standards that shall be authoritative until such time they are integrated into the Codification.

In 2008, the Company sold its personal computing and associated logistics business ("PC Business") and has reflected the PC Business as discontinued operations in the consolidated financial statements. Unless otherwise noted, discussions in the notes to consolidated financial statements pertain only to the Company’s continuing operations.

Reclassification

The Company reclassified $16.8 million from accounts receivable, net to accounts payable on the September 27, 2008 consolidated balance sheet to conform to the current presentation. This amount represents net credit balances associated with customer claims and adjustments.

Note 2. Summary of Significant Accounting Policies

Fiscal Year.  The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal years 2008 and 2007 were each 52 weeks and fiscal 2009 was 53 weeks, with the additional week included in the fourth quarter. All references to years relate to fiscal years unless otherwise noted.

Principles of Consolidation.  The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Foreign Currency Translation.  For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported as a separate component of stockholders’ equity. For foreign subsidiaries using the US dollar as their functional currency, remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other income (expense), net in the accompanying consolidated statements of operations. Additionally, remeasurement gains and losses arising from long-term intercompany loans denominated in a currency other than an entity’s functional currency are charged or credited to accumulated other comprehensive income if repayment of the loan is not anticipated in the foreseeable future.

Derivative Instruments and Hedging Activities.  The Company conducts business on a global basis in several currencies, which exposes the Company to movements in foreign currency exchange rates. The Company uses derivatives, such as foreign currency forward contracts and foreign currency option contracts, to minimize the volatility of earnings and cash flows associated with changes in foreign currency exchange rates.

The Company also uses interest rate swaps to minimize volatility in earnings and cash flows associated with changes in interest rates on its existing debt obligations.

The Company accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC Topic 815, Derivatives and Hedging), as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of SFAS 133” (ASC Topic 815, Derivatives and Hedging), and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (ASC Topic 815, Derivatives and Hedging). In accordance with these standards, each derivative instrument is recorded in the consolidated balance sheets at its fair value as either an asset or a liability. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in stockholders’ equity as a separate component of accumulated other comprehensive income and is recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in the consolidated statement of operations. If the derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the item being hedged are recognized in earnings in the current period.

Derivative instruments are entered into for periods of time consistent with the related underlying exposures and are not entered into for speculative purposes. The Company documents all relationships between derivative instruments and related hedged items, as well as its risk-management objectives and strategies for undertaking various hedging transactions.

The Company’s foreign exchange forward and option contracts and interest rate swaps potentially expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by seeking high quality counterparties. The Company has not incurred, and does not expect to incur, material losses as a result of default by counterparties.

Management Estimates and Uncertainties.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements relate to allowances for accounts receivable; provisions for inventories, product returns, warranties, restructuring costs, environmental matters, and legal exposures; determining liabilities for uncertain tax positions; determining the realizability of deferred tax assets; determining fair values of reporting units for purposes of goodwill impairment tests; determining fair values of tangible and intangible assets for purposes of impairment tests; and determining forfeiture rates, volatility and expected life assumptions for purposes of stock compensation expense calculations. Actual results could differ materially from these estimates.

Financial Instruments and Concentration of Credit Risk.  Financial instruments consist of cash and cash equivalents, foreign currency forward and option contracts, interest rate swap agreements, accounts receivable, accounts payable and debt obligations. With the exception of certain of the Company’s debt obligations (refer to note 4. Financial Instruments and Concentration of Credit Risks), the fair value of these financial instruments approximates their carrying amount as of October 3, 2009 and September 27, 2008 due to the nature, or short maturity, of these instruments, or the fact that the instruments are recorded at fair value in the consolidated balance sheets.

Cash and Cash Equivalents.  The Company considers all highly-liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

The Company invests daily surplus funds overnight in institutional money market funds. The money market funds invest in highly-rated and highly-liquid fixed income securities with the primary objectives of capital preservation, liquidity and a level of current income consistent with their investment policies. Money market funds typically invest in government securities, certificates of deposit, corporate commercial paper, or other highly-liquid and low-risk securities. Money market funds attempt to keep their net asset value at a constant $1.00 per share.

Cash and cash equivalents consisted of the following:

	As of
	October 3, 2009	September 27, 2008
	(In thousands)
Cash and bank balances	$466,251	$521,944
Money market funds	432,900	347,171
Other security funds	—	686
Total	$899,151	$869,801

Accounts Receivable and Other Related Allowances.  The Company estimates uncollectible balances, product returns and other adjustments related to current period net sales and had allowances of $13.4 million and $14.9 million as of October 3, 2009 and September 27, 2008, respectively. One of the Company’s most significant risks is the ultimate realization of its accounts receivable. This risk is mitigated by ongoing credit evaluations of customers and frequent contact with customers, especially the most significant customers, which enables the Company to monitor changes in its customers’ business operations and respond accordingly. To establish the allowance for doubtful accounts, the Company estimates credit risk associated with accounts receivable by analyzing the creditworthiness of its customers, past experience, changes in customer demand, and the overall economic climate in industries that it serves. To establish the allowance for product returns and other adjustments, the Company primarily utilizes historical data regarding such adjustments.

Sales of Accounts Receivable.  In 2008, the Company entered into a two-year global revolving trade receivables purchase agreement (“Global Receivables Program”) with a financial institution that allows the Company to sell accounts receivable. The maximum face amount of accounts receivable that may be outstanding at any time under this agreement is $250 million.  The purchase price for receivables sold under this agreement ranges from 95% to 100% of face amount. The Company pays LIBOR plus a spread for the period from the date a receivable is sold to its collection date. Sold receivables are subject to certain limited recourse provisions under which the Company has not experienced any credit losses. Discount charges in 2009, as well as the Company’s retained interest in accounts receivable as of October 3, 2009, were not material. The Global Receivables Program has a foreign component and a U.S. component.

The foreign component is governed by a Revolving Trade Receivables Purchase Agreement. Sales of receivables under the foreign component were $20.7 million in 2009, of which $8.4 million was subject to certain recourse provisions as of October 3, 2009.

The U.S. component is governed by a Credit and Security Agreement that requires the Company to make an absolute transfer of accounts receivable to a special purpose entity (Borrower) to ensure that such transferred receivables are unavailable to the Company’s creditors and to ensure the interests of such transferred receivables are fully transferred to the Borrower and its agent. The Borrower is a qualifying special purpose entity as defined in SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability” (ASC Topic 860, Transfers and Services) and accordingly, the Company does not consolidate this entity pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (ASC Topic 810, Consolidation). Sales of receivable under this program were $116.8 million in 2009, for which the Company received proceeds of 111.0 million. As of October 3, 2009, $20.5 million of sold receivables were outstanding.

In accordance with SFAS No. 140 (ASC Topic 860), accounts receivable sold are removed from the Company’s consolidated balance sheets and included in cash provided by operating activities in the consolidated statements of cash flows.

Inventories.  Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, materials and manufacturing overhead.

Provisions are made to reduce excess inventories to their estimated net realizable values. The ultimate realization of inventory carrying amounts is primarily affected by changes in customer demand. Inventory provisions are established based on forecasted demand, past experience with specific customers, the age and nature of the inventory, the ability to redistribute inventory to other programs or back to suppliers, and whether customers are contractually obligated to pay for the related inventory. Payments received from customers for excess inventory held by the Company are recorded as a reduction of inventory.

Assets Held For Sale.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (ASC Topic 360, Property, Plant, and Equipment), the Company classifies long-lived assets to be sold as held-for-sale in the period in which all of the following criteria are met: management having the appropriate authority commits to a plan to sell the asset; the asset is available for immediate sale in its present condition; an active program to locate a buyer and other actions required to sell the asset have been initiated; sale of the asset is probable and expected to occur within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its fair value; and actions required to complete the plan indicate that it is unlikely significant changes to the plan will be made or that the plan will be withdrawn.

Assets held-for-sale are not depreciated and are measured at the lower of carrying amount or fair value less costs to sell. During 2009 and 2008, the Company recorded impairment charges of $6.2 million and $7.6 million (including $4.0 million related to discontinued operations), respectively, related to assets held-for-sale.

Property, Plant and Equipment, net.  Property, plant and equipment are stated at cost or, in the case of property and equipment acquired through business combinations accounted for as a purchase, at fair value based upon the allocated purchase price at the acquisition date. Depreciation is provided on a straight-line basis over 20 to 40 years for buildings and five to 20 years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the useful life of the asset.

The Company reviews long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flows the asset is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. For asset groups for which the primary asset is a building, the Company estimates fair value based on data provided by commercial real estate brokers. For other asset groups, the Company estimates fair value based on projected discounted future net cash flows using a credit adjusted discount rate.

Other Intangible Assets.  The Company has certain other intangible assets that are subject to amortization. These assets consist primarily of intellectual property and customer relationships obtained in acquisitions. These assets are carried at cost less accumulated amortization, and are amortized to expense on a straight-line basis over estimated useful lives ranging from five to eight years.

The Company reviews other intangible assets for impairment  whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flows the asset is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. The Company estimates fair value primarily based on projected discounted future net cash flows using a credit adjusted discount rate.

Long-Term Investments.  The Company has investments in non-public companies which are carried at cost. The Company monitors these investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. In 2009, the Company recorded impairment expense of $4.5 million related to long-term investments that decreased in fair value due to the current global economic environment. As of October 3, 2009 and September 27, 2008, total long-term investments were $1.9 million and $6.2 million, respectively. Long-term investments are classified as other non-current assets in the consolidated balance sheets.

Revenue Recognition.  The Company derives revenue principally from sales of manufacturing services, which include final system assembly and test and which are evidenced by purchase orders received from the Company’s customers. Other sources of revenue include order fulfillment and logistic services, and sales of certain inventory, including raw materials, to customers who reschedule, amend or cancel purchase orders after the Company has procured inventory to fulfill the customers’ purchase orders. The Company recognizes revenue for manufacturing services and sales of certain inventory when a persuasive arrangement between the Company and the buyer exists, the price is fixed or determinable, title to the product or the inventory is transferred to the customer and collectibility is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to the product or the inventory subsequent to transfer of title. In specific instances in which there are customer acceptance requirements or the Company has further non-warranty related obligations, revenue is recognized upon formal acceptance or completion of the Company’s obligations. Provisions are made for estimated sales returns and other adjustments at the time revenue is recognized. Such provisions were not material to the consolidated financial statements for any period presented herein. For sales of other services, revenue is recognized when the services have been performed. The Company presents sales net of sales taxes and value-added taxes in its consolidated statements of operations. Amounts billed to customers for shipping and handling are recorded as revenue and shipping and handling costs incurred by the Company are included in cost of sales.

Warranty Reserve.  The Company establishes a warranty reserve for shipped products based on individual manufacturing contract requirements and past warranty experience. At each period end, the balance is reviewed to ensure its adequacy.

Restructuring Costs.  The Company recognizes restructuring costs resulting from excess manufacturing or administrative facilities that it chooses to close or consolidate, as well as from other exit activities. In connection with the Company’s exit activities, the Company records restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges are incurred pursuant to formal plans developed and approved by management and accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (ASC Topic 420, Exit or Disposal Cost Obligations), and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (ASC Topic 805, Business Combinations). When applicable, employee termination costs are recorded pursuant to SFAS No. 112, “Employer’s Accounting for Postemployment Benefits” (ASC Topic 712, Compensation – Nonretirement Postemployment Benefits). Pursuant to SFAS No. 112 (ASC Topic 712), restructuring costs related to employee severance are recorded when probable and estimable. The recognition of restructuring charges requires the Company’s management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less selling costs, of property, plant and equipment to be disposed of. Estimates of future liabilities may change, requiring the Company to record additional restructuring charges or to reduce the amount of liabilities already recorded. At the end of each reporting period, the Company evaluates the remaining accrual balances to ensure their adequacy, that no excess accruals are retained and that the utilization of the accruals is for the intended purpose in accordance with developed exit plans. In the event circumstances change and an accrual is no longer required, the accrual is reversed.

Stock-Based Compensation.  The Company measures compensation expense based on estimated fair values of all stock-based awards, including employee stock options, restricted stock units and awards and stock purchase rights.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected term and the price volatility of the underlying stock. The expected term of options is based on observed historical exercise patterns. Expected volatility is based on historical volatility over the expected life of the options. For restricted stock units and awards, compensation expense is calculated based on the fair market value of the Company’s stock on the date of grant. With respect to performance-based options, compensation expense is recognized only when it is deemed probable that the performance probability criteria will be met.

Income taxes.  The Company estimates its income tax provision or benefit in each of the jurisdictions in which it operates, including estimating exposures and making judgments regarding the realizability of deferred tax assets. The carrying value of the Company’s net deferred tax assets is based on its belief that it is more likely than not that the Company will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which the Company does not believe meet the “more likely than not” criteria established by SFAS No. 109, “Accounting for Income Taxes” (ASC Topic 740, Income Taxes). The Company’s judgments regarding future taxable income may change due to tax planning strategies, changes in tax laws, changes in market conditions, which may affect the geographic distribution of worldwide income or loss, or other factors. If the Company’s assumptions, and consequently its estimates, change in the future, the valuation allowances it has established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. The Company’s tax rate is highly dependent upon the geographic distribution of its worldwide income or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of its tax planning strategies.

The Company adopted Financial FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (ASC Topic 740, Income Taxes), in 2008. Application of this interpretation involves an assessment of whether each income tax position is “more likely than not” of being sustained on audit, including resolution of related appeals or litigation process, if any. For each income tax position that meets the “more likely than not” recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with the tax authority. There was no cumulative effect to retained earnings upon adoption of FIN 48 (ASC Topic 740).

Loss Per Share.  Basic and diluted net loss per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements.  In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 166 (SFAS No. 166), “Accounting for Transfers of Financial Assets an amendment to FASB Statement No. 140”. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity (“QSPE”), creates more stringent conditions for reporting a transfer of a portion of financial assets as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 will be effective for the Company in the first quarter of 2011. The Company currently uses a QSPE in conjunction with sales of accounts receivable from customers in the United States. Upon adoption of SFAS 166, the Company will be required to consolidate the QSPE if it is still in existence. The Company plans to implement an accounts receivable sales program that does not require use of a QSPE prior to adoption of this standard.

In December 2007, the FASB issued SFAS No. 141(R) (Revised 2007), “Business Combinations” (ASC Topic 805, Business Combinations). This statement defines the acquirer as the entity that obtains control of one or more businesses in a business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS No. 141(R) (ASC Topic 805) requires expensing of acquisition-related and restructure-related costs, recognition of contingent consideration at fair value as of the acquisition date, measurement of equity securities issued at the date of close of the transaction and capitalization of in-process research and development related intangibles. In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (ASC Topic 805, Business Combinations). An acquirer will recognize at fair value, at the acquisition date, an asset acquired or a liability assumed that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value cannot be determined during the measurement period, an asset or liability shall be recognized at the acquisition date if (i) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. SFAS No. 141(R) (ASC Topic 805) and FSP FAS 141(R)-1 (ASC Topic 805) are effective for the Company’s business combinations occurring on or after October 4, 2009.

Note 3. Balance Sheet Items

Inventories

Components of inventories were as follows:

	As of
	October 3, 2009	September 27, 2008
	(In thousands)
Raw materials	$500,666	$591,119
Work-in-process	118,531	106,784
Finished goods	142,194	115,456
Total	$761,391	$813,359

Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of
	October 3, 2009	September 27, 2008
	(In thousands)
Machinery and equipment	$1,370,514	$1,426,341
Land and buildings	481,979	519,960
Leasehold improvements	58,896	52,511
Furniture and fixtures	18,530	20,919
	1,929,919	2,019,731
Less: Accumulated depreciation and amortization	(1,399,238)	(1,441,496)
	530,681	578,235
Construction in progress	12,816	21,673
Property, plant and equipment, net	$543,497	$599,908

Depreciation expense was $83.7 million, $89.3 million and $109.6 million for 2009, 2008 and 2007, respectively.

Goodwill

During 2008, the Company recorded a goodwill impairment charge of $478.7 million due to the expected effect  on the Company’s future cash flows of deteriorating general economic conditions, the illiquidity of the credit markets and the decline in the stock market generally, and in the Company’s stock price in particular. Additionally, $32.0 million of goodwill associated with the Company’s PC Business was reduced to zero upon completion of the sale of the PC Business. As a result of these items, the Company had no goodwill balance as of October 3, 2009 or September 27, 2008.

Other Intangible Assets

Gross and net carrying values of other intangible assets were as follows:

	Gross Carrying Amount	Impairment of Intangibles	Accumulated Amortization	Net Carrying Amount
	(In thousands)
As of October 3, 2009	$73,085	$(7,928)	$(55,726)	$9,431

As of September 27, 2008	$72,106	$(7,928)	$(49,529)	$14,649

Intangible asset amortization expense was $5.1 million in 2009 and $7.6 million for both 2008 and 2007 (including $0.3 million in cost of sales in 2009 and $1.0 million in cost of sales for both 2008 and 2007). Other intangible assets are included in other non-current assets on the consolidated balance sheets.

Estimated future annual amortization of other intangible assets is as follows:

Year Ended:	(In thousands)
2010	$3,118
2011	1,693
2012	934
2013	560
2014	461
Thereafter	2,665
Total	$9,431

Accrued Liabilities

Accrued liabilities consisted of the following:

	As of
	October 3, 2009	September 27, 2008
	(In thousands)
Income taxes payable	$29,073	$34,305
Restructuring	14,400	32,824
Warranty reserve	15,716	18,974
Other	81,737	104,919
Total	$140,926	$191,022

Warranty Reserve.  The following tables present warranty reserve activity:

Balance as of September 27, 2008	Additions to Accrual	Accrual Utilized	Balance as of October 3, 2009
(In thousands)
$18,974	$12,267	$(15,525)	$15,716

Balance as of September 29, 2007	Additions to Accrual	Accrual Utilized	Balance as of September 27, 2008
(In thousands)
$23,094	$20,403	$(24,523)	$18,974

Note 4. Financial Instruments and Concentration of Credit Risks

The estimated fair values of the Company’s debt obligations, based on quoted market prices, as of October 3, 2009 were as follows:

	Carrying Amount	Fair Value
	(In thousands)
$300 Million Senior Floating Rate Notes due 2010	$175,700	$173,943
6.75% Senior Subordinated Notes due 2013	$400,000	$372,000
$300 Million Senior Floating Rate Notes due 2014	$257,410	$211,076
8.125% Senior Subordinated Notes due 2016	$600,000	$564,000

Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents, trade accounts receivable, foreign exchange forward and option contracts, and interest rate swap agreements. The carrying value of assets such as cash, cash equivalents and accounts receivable is expected to approximate fair value due to the assets’ short duration. Foreign exchange forward and option contracts and interest rate swap agreements are recorded on the Company’s balance sheets at fair value. The Company maintains the majority of its cash and cash equivalents with recognized financial institutions that follow its investment policy. The Company has not experienced any significant losses on these investments to date. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by ongoing credit evaluations of the Company’s customers and frequent contact with the Company’s customers, especially its most significant customers, thus enabling it to monitor changes in business operations and respond accordingly. The Company generally does not require collateral for sales on credit. The Company considers these concentrations of credit risks when estimating its allowance for doubtful accounts.

For 2009 and 2008, no customer represented 10% or more of the Company’s net sales or gross accounts receivable. For 2007, one customer represented 10.4% of the Company’s net sales, but less than 10% of gross accounts receivable at year end.

The Company partially adopted SFAS No. 157, “Fair Value Measurements” (ASC Topic 820, Fair Value Measurements and Disclosures), at the beginning of 2009 for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 (ASC Topic 820) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company has elected to defer the adoption related to non-financial assets and liabilities in accordance with FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (ASC Topic 820, Fair Value Measurements and Disclosures). The partial adoption of SFAS No. 157 (ASC Topic 820) did not have a material impact on the Company’s consolidated financial statements as of and for the year ended October 3, 2009.

The Company adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC Topic 820, Fair Value Measurements and Disclosures) which provides guidance when determining whether there has been a significant decrease in the volume and level of activity in the market for an asset or liability as well as other factors to consider in identifying transactions that are not orderly. The adoption of FSP FAS 157-4 (ASC Topic 820) did not impact the Company’s financial position or results of operations.

    The Company’s financial assets and financial liabilities subject to the requirements of SFAS No. 157 (ASC Topic 820) are as follows:

·             Money market funds

·             Mutual funds

·             Time deposits

·             Corporate bonds

·             Foreign currency forward and option contracts

·             Interest rate swaps

    SFAS No. 157 (ASC Topic 820) defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability.

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

Level 3:	Inputs that are unobservable to the valuation methodology which are significant to the measurement of the fair value of assets or liabilities.

The following table presents information as of October 3, 2009 with respect to assets and liabilities measured at fair value on a recurring basis:

		Presentation in the Consolidated Balance Sheet
	Fair Value Measurements Using Level 1, Level 2 or Level 3	Cash and cash equivalents	Prepaidexpenses and othercurrent assets	Other assets	Accrued Liabilities	Other long-term liabilities
		(In thousands)
Assets:
Money Market Funds	Level 1	$432,900	$—	$—	$—	$—
Mutual Funds	Level 2	—	—	1,245	—	—
Time Deposits	Level 1	110,121	—	—	—	—
Corporate Bonds — Foreign Real Estate	Level 2	—	—	2,875	—	—
Derivatives not designated as hedging instruments under FAS 133: Foreign Currency Forward Contracts	Level 2	—	2,970	—	—	—
Total assets measured at fair value		$543,021	$2,970	$4,120	$—	$—

Liabilities:
Derivatives designated as hedging instruments under FAS 133: Interest Rate Swaps	Level 2	$—	$—	$—	$—	$(33,567)
Derivatives not designated as hedging instruments under FAS 133: Foreign Currency Forward Contracts and interest rate swaps	Level 2	—	—	—	(5,829)	(6,071)
Total liabilities measured at fair value		$—	$—	$—	$(5,829)	$(39,638)

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its Board of Directors that allow participants to defer payment of part or all of their compensation. Assets and liabilities associated with these plans of approximately $9.7 million as of October 3, 2009 are recorded as other non-current assets and other long-term liabilities in the consolidated balance sheet. The Company’s results of operations are not affected by these plans since changes in the fair value of the assets are offset by changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the above table.

The Company has elected to use the income approach to value derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled to transact. The Company seeks high quality counterparties for all its financing arrangements. For interest rate swaps, Level 2 inputs include futures contracts on LIBOR for the first three years, swap rates beyond three years at commonly quoted intervals, and credit default swap rates for the Company and relevant counterparties. For currency contracts, Level 2 inputs include foreign currency spot and forward rates, interest rates and credit default swap rates at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements. SFAS No. 157 (ASC Topic 820, Fair Value Measurements and Disclosures) requires the fair value measurement of an asset or liability to reflect the nonperformance risk of the entity and the counterparty. Therefore, the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has been considered in the fair value measurement of derivative instruments.

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (ASC Topic 815, Derivatives and Hedging) in the second quarter of 2009. SFAS No. 161 (ASC Topic 815) requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign exchange rate risk.

Interest rate swaps are entered into on occasion to manage interest rate risk associated with the Company's borrowings. The Company issued $600 million of floating rate notes in 2007 and entered into interest rate swap agreements with two independent swap counterparties to partially hedge its interest rate exposure related to floating rate debt. The swap agreements, with an aggregate notional amount of $300 million and expiration dates in 2014, effectively convert a portion of the variable interest rate obligation to a fixed interest rate obligation and are accounted for as cash flow hedges under SFAS No. 133 (ASC Topic 815). Under the terms of the swap agreements, the Company pays the independent swap counterparties a fixed rate of 5.594% and, in exchange, the swap counterparties pay the Company an interest rate equal to the three-month LIBOR. These swap agreements effectively fix the interest rate at 8.344% through 2014 for the hedged portion of the debt. Since the issuance of the 2010 and 2014 Notes for an aggregate principal amount of $600 million in 2007, the Company has redeemed or repurchased $342.6 million of these notes, including redemption of the remaining outstanding 2010 Notes of $175.7 million on November 16, 2009. Therefore, as of November 16, 2009, the Company has $257.4 million of 2014 Notes outstanding. As of October 3, 2009, the Company had interest rate swaps of $300 million against the 2010 and 2014 Notes. Based on the Company’s repurchases of these notes and its intention to redeem the 2010 Notes in November 2009, which occurred on November 16, 2009, the Company dedesignated its interest rate swaps as of October 3, 2009 and redesignated $257 million of the swaps as hedging instruments on the same day. As a result of this dedesignation and redesignation, the Company recorded a $6.1 million charge to gain (loss) on extinguishment of debt, representing the value of the $43 million net dedesignated portion of the interest rate swap previously recorded in accumulated other comprehensive income. On October 9, 2009, the Company terminated $43 million of its interest rate swap with the swap counterparty. The change in the fair value of this portion of the swap between October 3, 2009 and October 9, 2009 was not significant. The Company believes the likelihood that floating rate debt in the amount of $257 million will exist through swap maturity in 2014 is probable and therefore will continue to apply hedge accounting to this portion of the swap.

Forward and/or option contracts on various foreign currencies are entered into monthly to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in foreign currencies.

The Company’s primary foreign currency cash flows are in certain Asian and European countries, Brazil and Mexico. The Company utilizes foreign currency forward and/or option contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from forecasted sales denominated in currencies different from those for cost of sales and other expenses. These contracts are typically less than 12 months in duration and are accounted for as cash flow hedges.

The Company also enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain assets and liabilities denominated in foreign currencies. The Company typically has forward contracts on approximately 15 foreign currencies at each period end. These contracts have maturities of three months or less and are not designated as accounting hedges. Accordingly, all outstanding foreign currency forward contracts not designated as accounting hedges are marked-to-market at the end of each period with unrealized gains and losses included in other income (expense), net, in the consolidated statements of operations.

As of October 3, 2009, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

Foreign Currency Forward Contracts	Number of Contracts	Notional Amount (USD in thousands)
		Designated	Non-designated
Buy Singapore Dollars	3	$4,685	$69,848
Buy Mexican Pesos	3	7,514	10,447
Buy Israel New Shekels	5	5,465	7,241
Buy Malaysian Ringgit	3	2,647	1,964
Buy Thailand Baht	2	1,675	831
Buy Hungarian Forint	4	2,361	4,045
Buy Canadian Dollars	2	—	2,702
Buy Hong Kong Dollars	1	—	2,633
Buy Japanese Yen	2	—	8,648
Buy Sweden Krona	1	—	33,257
Buy Indian Rupee	1	—	3,805
Sell Chinese Renminbi	2	3,780	8,643
Sell Euros	5	3,943	184,843
Sell Hungarian Forint	1	—	5,031
Sell Brazilian Real	1	—	8,524
Sell Great British Pounds	1	—	1,757
Total notional amount		$32,070	$354,219

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings and were not material in 2009. As of October 3, 2009, AOCI related to foreign currency forward contracts was not material and AOCI related to interest rate swaps was a loss of $33.7 million, of which $12.9 million is expected to be amortized to interest expense over the next 12 months.

The following table presents the effect of cash flow hedging relationships on the Company’s consolidated statement of operations for the three months ended October 3, 2009:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In thousands)
Interest rate swaps	$(4,256)	Interest expense	$(3,960)
Foreign currency forward contracts	205	Cost of sales	262
Total	$(4,051)		$(3,698)

The following table presents the effect of cash flow hedging relationships on the Company’s consolidated statement of operations for the year ended October 3, 2009:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In thousands)
Interest rate swaps	$(22,590)	Interest expense	$(11,701)
Foreign currency forward contracts	(4,142)	Cost of sales	(4,709)
Total	$(26,732)		$(16,410)

Note 5. Debt

Long-term debt consisted of the following:

	As of
	October 3, 2009	September 27, 2008
	(In thousands)
Senior Floating Rate Notes due 2010	$175,700	$180,000
6.75% Senior Subordinated Notes due 2013	400,000	400,000
Senior Floating Rate Notes due 2014	257,410	300,000
8.125% Senior Subordinated Notes due 2016	600,000	600,000
Interest Rate Swaps	4,604	1,985
Total	$1,437,714	$1,481,985
Less: current portion (“2010 Notes”)	(175,700)	—
Total long-term debt	$1,262,014	$1,481,985

Senior Floating Rate Notes.  On June 12, 2007, the Company issued $300 million of Senior Floating Rate Notes due 2010 (the “2010 Notes”) and $300 million of Senior Floating Rate Notes due 2014 (the “2014 Notes”). The notes accrue interest equal to the three-month LIBOR plus 2.75%. The 2010 Notes outstanding as of October 3, 2009 were redeemed on November 16, 2009 (see Note 17) and the 2014 Notes mature on June 15, 2014. As of October 3, 2009, unamortized debt issuance costs of $5.2 million are being amortized to interest expense over the life of the debt using the effective interest method.

The 2014 Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company’s existing and future senior unsecured debt. The Company may redeem the 2014 Notes, in whole or in part, at redemption prices ranging from 100% to 102% of the principal amount of the 2014 Notes, plus accrued and unpaid interest.

On November 16, 2009, the Company redeemed all outstanding 2010 Notes in the amount of $175.7 million, at par. During 2009, the Company repurchased $4.3 million and $42.6 million of its 2010 and 2014 Notes, respectively. Upon repurchase, holders of the notes received $31.5 million, plus accrued interest of $0.4 million. In connection with repurchases made during 2009, the Company recorded a gain of $8.5 million, net of unamortized debt issuance costs of $0.8 million and a charge of $6.1 million related to an interest rate swap that was dedesignated. During 2008, the Company redeemed $120.0 million of the 2010 Notes at par. Upon redemption, unamortized debt issuance costs of $2.2 million were expensed.

On June 12, 2007, the Company entered into interest rate swap transactions with independent third parties to partially hedge the Notes. The interest rate swaps had a total notional amount of $300.0 million and were designated as cash flow hedges. Under the swap agreements, the Company pays a fixed rate of 5.594% in exchange for a three month LIBOR rate on the swaps. These swap agreements effectively fix the interest rate at 8.344% through 2014 for the hedged portion of the debt.

Since the issuance of the Company’s 2010 and 2014 Notes for an aggregate principal amount of $600 million in 2007, the Company has redeemed or repurchased $342.6 million of these notes, including redemption of the remaining outstanding 2010 Notes of $175.7 million on November 16, 2009. Therefore, as of November 16, 2009, the Company has $257.4 million of 2014 Notes outstanding. As of October 3, 2009, the Company had interest rate swaps of $300 million against the 2010 and 2014 Notes. Based on the Company’s repurchases of these notes and its intention to redeem the 2010 Notes in November 2009, which occurred on November 16, 2009, the Company dedesignated its interest rate swaps as of October 3, 2009 and redesignated $257 million of the swaps as hedging instruments on the same day. As a result of this dedesignation and redesignation, the Company recorded a $6.1 million charge to gain (loss) on extinguishment of debt, representing the value of the $43 million net dedesignated portion of the interest rate swap previously recorded in accumulated other comprehensive income. The Company terminated $43 million of its interest rate swap with the swap counterparty on October 3, 2009. The Company believes the likelihood that floating rate debt in the amount of $257 million will exist through swap maturity in 2014 is probable and therefore will continue to apply hedge accounting to this portion of the swap.

8.125% Senior Subordinated Notes.  On February 15, 2006, the Company issued $600 million of 8.125% Senior Subordinated Notes due 2016 (the “8.125% Notes”) with a maturity date of March 1, 2016. As of October 3, 2009, $13.8 million of unamortized debt issuance costs are being amortized to interest expense over the life of the debt using the effective interest method. The 8.125% Notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior debt.

The Company may redeem the 8.125% Notes, in whole or in part, at any time prior to March 1, 2011, at a redemption price that is equal to the sum of (1) the principal amount of the 8.125% Notes to be redeemed, (2) accrued and unpaid interest on those 8.125% Notes and (3) a make-whole premium. The Company may redeem the 8.125% Notes, in whole or in part, beginning on March 1, 2011, at declining redemption prices ranging from 104.063% to 100% of the principal amount of the 8.125% Notes, plus accrued and unpaid interest, with the actual redemption price to be determined based on the date of redemption.

6.75% Senior Subordinated Notes.  On February 24, 2005, the Company issued $400 million of its 6.75% Senior Subordinated Notes due 2013 (the “6.75% Notes”), with a maturity date of March 1, 2013. The Company entered into interest rate swap agreements with four independent swap counterparties to hedge its interest rate exposures related to the 6.75% Notes. The swap agreements were terminated in 2009 as discussed below. As of October 3, 2009, unamortized debt issuance costs of $7.6 million are being amortized to interest expense over the life of the debt using the effective interest method.

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

During the first quarter of 2009, the Company terminated its revolving credit facility and entered into a new credit facility. In connection with the termination of the revolving credit facility, the Company also terminated an interest rate swap associated with its 6.75% Notes. As a result of terminating the swap, the Company was required to discontinue hedge accounting for the terminated swap and the remaining three swaps designated under SFAS No. 133, (ASC Topic 815), as hedges of the 6.75% Notes. These swaps were being accounted for as fair value hedges. At the date hedge accounting was discontinued, the swaps had a fair value of $5.7 million, which was recorded as long-term debt and is being amortized as a reduction to interest expense over the remaining life of the debt of four years. During the second quarter of 2009, the Company received termination notices from its remaining counterparties exercising their right pursuant to embedded call options to cancel the interest rate swaps. In connection with the termination of these swaps, the Company received a payment consisting of a call premium of $11.4 million plus accrued interest. Of the amount received, $5.7 million was recorded as long-term debt (as discussed above) and $5.7 million, representing the change in fair value of the swaps from the date hedge accounting was discontinued until the date the swaps were terminated, was recorded as a gain in other income (expense), net.

The 2014 Notes, 8.125% Notes and 6.75% Notes do not include financial covenants, but do include covenants that limit the Company’s ability to, among other things: incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; create specified liens; sell assets; create or permit restrictions on the ability of its restricted subsidiaries to pay dividends or make other distributions to the Company; engage in transactions with affiliates; incur layered debt; and consolidate or merge with or into other companies or sell all or substantially all of its assets. The restricted covenants are subject to a number of important exceptions and qualifications.

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

The Company was in compliance with covenants for the above debt instruments as of October 3, 2009.

Asset-backed Lending Facility.  On November 19, 2008, the Company entered into a Loan, Guaranty and Security Agreement (the “Loan Agreement”), among the Company, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for such lenders to replace a senior credit facility which was terminated in the first quarter of 2009.

The Loan Agreement provides for a $135 million secured asset-backed revolving credit facility, subject to a reduction of between $25 million to $50 million depending on the Company’s borrowing availability, with an initial $50 million letter of credit sublimit. The facility may be increased by an additional $200 million upon obtaining additional commitments from the lenders then party to the Loan Agreement or new lenders. The Loan Agreement expires on the earlier of (i) the date that is 90 days prior to the maturity date of the 6.75% Notes if such notes are not repaid, redeemed, defeased, refinanced or reserved for under the borrowing base under the Loan Agreement prior to such date or (ii) November 19, 2013 (the “Maturity Date”). As of October 3, 2009, there were no loans and $25.3 million in letters of credit outstanding under the Loan Agreement, and the Company was eligible to borrow $61.8 million.

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

Loans under the Loan Agreement bear interest, at the Company’s option, at a rate equal to LIBOR or a base rate equal to Bank of America, N.A.’s announced prime rate, in each case plus a spread. A commitment fee accrues on any unused portion of the commitments under the Loan Agreement at a rate per annum based on usage. Principal, together with accrued and unpaid interest, is due on the Maturity Date.

The Company’s obligations under the Loan Agreement are secured by (1) all U.S. and Canadian accounts receivable (with automatic lien releases occurring at time of sale of each accounts receivable transaction for those customers included in the “U.S. Facility”); (2) all U.S. and Canadian deposit accounts (except accounts used for collections for certain transactions); (3) all U.S. and Canadian inventory and associated obligations and documents; and (4) a 65% pledge of the capital stock of the Company’s first-tier foreign subsidiaries.

The Loan Agreement contains a financial covenant that was not applicable to us as of October 3, 2009, and customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company under certain circumstances, among other things, to use the facility to make investments, acquisitions and certain restricted payments, and to sell assets. Upon an event of default, the lenders may declare all outstanding principal and accrued but unpaid interest under the Loan Agreement immediately due and payable. Events of default under the Loan Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants or representations and warranties, change in control of the Company and bankruptcy events.

Maturities of long-term debt as of October 3, 2009 were as follows:

(In thousands)
2010	$175,700
2011	—
2012	—
2013	400,000
2014	257,410
Thereafter	600,000
Total	$1,433,110

Note 6. Commitments and Contingencies

Operating Leases.  The Company leases certain of its facilities and equipment under non-cancelable operating leases expiring at various dates through 2036. The Company is responsible for utilities, maintenance, insurance and property taxes under these leases. Future minimum lease payments, net of sublease income, under operating leases are as follows:

(In thousands)
2010	$24,245
2011	16,872
2012	9,587
2013	6,000
2014	3,307
Thereafter	14,628
Total	$74,639

Rent expense, net of sublease income, under operating leases was $22.4 million, $31.0 million and $37.1 million for 2009, 2008 and 2007, respectively.

Sale-leaseback.  During 2008, the Company entered into a sale-leaseback transaction for certain fixed assets. In connection with the transaction, fixed assets were sold for $26.5 million and simultaneously leased back under an operating lease for a period of four years. The gain on sale was not significant and is being amortized to income over the lease term. Future minimum lease payments relating to the lease of these fixed assets were $13.0 million as of October 3, 2009 and are included in the above table.

Environmental Matters.  Primarily as a result of certain acquisitions, the Company has exposures associated with environmental contamination at certain facilities. These exposures relate to ongoing investigation and remediation activities at a number of sites.

As of October 3, 2009, the Company is in the process of remediating environmental contamination at one of its sites in the United States. The Company expects to incur costs of $12.5 million for assessment, testing and remediation of this site. The Company uses environmental consultants primarily for risk assessments and remediation, including remedial investigation and feasibility studies, remedial action planning and design, and site remediation. These consultants provide information to the Company regarding the nature and extent of site contamination, acceptable remediation alternatives, and estimated costs associated with each remediation alternative. This information is considered by the Company, together with other information, when determining the appropriate amount to accrue for environmental liabilities. Actual costs upon completion of this process could differ from the amount estimated. To date, $7.4 million of such costs have been incurred. The Company intends to sell this site upon completion of its remediation efforts. Costs incurred in connection with remediation activities have been capitalized to the extent the estimated fair value of the site exceeds its carrying cost. In 2009 and 2008, the Company recorded an impairment charge of $3.3 million and $1.0 million, respectively, to write down the carrying value of this site to its estimated fair value.

Litigation and other contingencies.  From time to time, the Company is a party to litigation, claims and other contingencies, including environmental matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company cannot predict what effect these matters may have on its results of operations, financial condition or cash flows. Refer to “Item 3—Legal Proceedings”.

On January 14, 2009, one of the Company’s customers, Nortel Networks, filed a petition for reorganization under bankruptcy law. As a result, the Company performed an analysis as of December 27, 2008 to quantify its potential exposure, considering factors such as which legal entities of the customer are included in the bankruptcy reorganization, future demand from Nortel Networks, and administrative and reclamation claim priority. As a result of the analysis, the Company determined that certain accounts receivable may not be collectible and therefore deferred recognition of revenue in the amount of $5.0 million for shipments made in the first quarter of 2009. Additionally, the Company determined that certain inventory balances may not be recoverable and provided a reserve for such inventories in the amount of $5.0 million in the first quarter of 2009. The Company updated its analysis at October 3, 2009 and determined that no additional reserves were necessary. The Company’s estimates are subject to change as additional information becomes available.

The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable. As of October 3, 2009, the Company had reserves of $29.3 million for environmental matters, litigation and other contingencies, not including reserves for uncertain tax positions, which the Company believes is adequate. Such reserves are included in accrued liabilities or other long-term liabilities on the consolidated balance sheet.

Note 7. Income Taxes

The Company allocates income tax expense or benefit among continuing operations, discontinued operations, other comprehensive income, and items charged or credited directly to stockholders’ equity. The amount allocated to continuing operations is the tax effect of the pretax income or loss from continuing operations that occurred during the year, plus or minus income tax effects of changes in circumstances that cause a change in judgment about the realization of deferred tax assets in future years and changes in tax laws or rates. The portion of income tax expense or benefit that remains after allocation to continuing operations is then allocated to discontinued operations, other comprehensive income and items charged or credited directly to stockholders’ equity.

Domestic and foreign components of loss from continuing operations before income taxes were as follows:

	Year Ended
	October 3, 2009	September 27, 2008	September 29, 2007
	(In thousands)
Domestic	$(122,013)	$(401,613)	$(1,256,956)
Foreign	9,443	(88,718)	114,929
Total	$(112,570)	$(490,331)	$(1,142,027)

The provision for (benefit from) income taxes consists of the following:

	Year Ended
	October 3, 2009	September 27, 2008	September 29, 2007
	(In thousands)
Federal-Current	$—	$(2,818)	$(17,250)
State-Current	250	(117)	(5,981)
Foreign
Current	22,703	27,415	26,330
Deferred	699	(3,475)	(3,633)
	23,402	23,940	22,697
Total provision for (benefit from) income taxes	$23,652	$21,005	$(534)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of
	October 3, 2009	September 27, 2008
	(In thousands)
Deferred tax assets:
Reserves and accruals not currently deductible	$84,334	$89,839
U.S. net operating loss carryforwards	404,493	398,506
Foreign net operating loss carryforwards	180,859	245,635
Acquisition related intangibles	132,031	149,941
Depreciation differences and property, plant and equipment impairment reserves	60,477	60,715
Tax credit carryforwards	8,370	8,370
Unrealized losses on derivative financial instruments	14,960	11,073
Stock compensation expense	3,562	3,611
Other	6,606	6,700
Valuation allowance	(855,953)	(904,581)
Total deferred tax assets	39,739	69,809
Deferred tax liabilities on foreign earnings	(21,789)	(52,264)
Net deferred tax assets	17,950	$17,545
Recorded as:
Current deferred tax assets	$15,673	$16,400
Non-current deferred tax assets	8,969	8,270
Non-current deferred tax liabilities	(6,692)	(7,125)
Net deferred tax assets	$17,950	$17,545

The Company offsets current deferred tax assets and liabilities and noncurrent deferred tax assets and liabilities by tax-paying jurisdiction. The resulting net amounts by tax jurisdiction are then aggregated without further offset.

The Company has a valuation allowance against its deferred tax assets which primarily relate to U.S. operations. The underlying net operating loss carryforwards are still available to the Company to offset future taxable income in the U.S., subject to applicable tax laws and regulations. Due to continuing losses during 2009 and 2008 in the U.S. and certain other countries, the Company has determined that a valuation allowance is required with respect to deferred tax assets as of October 3, 2009 and September 27, 2008. Although realization is not assured, the Company believes it is more likely than not that the remaining deferred tax assets will be realized. The amount of net deferred tax assets, however, could be reduced or increased in the future if actual facts, including estimates of future taxable income, differ from current estimates. The Company’s valuation allowance decreased $48.6 million during 2009 and increased $67.1 million during 2008.

The Company reorganized the legal structure of its international operations in 2009. The reorganization was taxable in the U.S., but was offset with current year losses, resulting in no tax effect.  For 2009, U.S. income taxes have not been provided for approximately $117.3 million of cumulative undistributed earnings of several non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

As of October 3, 2009, the Company has cumulative net operating loss carryforwards for federal, state and foreign tax purposes of $1,038.5 million, $840.9 million and $616.7 million, respectively. The federal and state net operating loss carryforwards begin expiring in 2023 and 2010, respectively, and expire at various dates through 2029. Substantially all of the foreign net operating loss carryforwards may be carried forward indefinitely. The Tax Reform Act of 1986 and similar state provisions impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in the Internal Revenue Code. As of October 3, 2009, the Company had $20.7 million of federal net operating losses subject to an annual limitation and may utilize approximately $1.7 million of these net operating losses each year.

The Company has been granted tax holidays for certain of its subsidiaries in Singapore, Malaysia, Thailand, China and India. The tax benefit arising from these tax holidays was $3.0 million for 2009 ($0.04 per diluted share), $5.5 million for 2008 ($0.06 per diluted shares), and $6.4 million for 2007 ($0.07 per diluted shares). The tax holiday in Malaysia expired in June 2009, and the tax holidays in the other countries expire through 2012, excluding potential renewals, and are subject to certain conditions with which the Company expects to comply.

Following is a reconciliation of the statutory federal tax rate to the effective tax rate resulting from the computation of the provision for (benefit from) income taxes:

	As of
	October 3, 2009	September 27, 2008	September 29, 2007
Federal tax at statutory rate	(35.00)%	(35.00)%	(35.00)%
Foreign income at other than U.S. rates	17.85	11.08	(1.82)
Dividends and foreign income inclusion	24.72	8.32	1.11
Change in valuation allowance	4.65	(0.39)	7.28
Permanent items	8.57	1.60	0.35
State income taxes, net of federal benefit	0.22	0.02	(0.44)
Non-deductible goodwill impairment	—	18.65	28.84
Audit settlement and related closing of statutes of limitation	—	—	0.07
Other	—	—	(0.44)
Provision for (benefit from) income taxes	21.01%	4.28%	(0.05)%

A reconciliation of the beginning and ending amount of total unrecognized tax benefits, excluding accrued penalties and interest, is as follows:
	Year Ended
	October 3, 2009	September 27, 2008
	(in thousands)
Balance, beginning of year	$21,170	$17,040
Increase related to prior year tax positions	2,830	889
Decrease related to prior year tax positions	(4,868)	(498)
Increase related to current year tax positions	11,383	4,271
Decrease related to lapse of statute of limitations	(696)	(532)
Settlements	(1,961)	—
Balance, end of year	$27,858	$21,170

The total balance of unrecognized tax benefits at October 3, 2009, if recognized, would affect the effective rate on income.

As of the date of adoption of FIN 48 (ASC Topic 740) in 2008, the Company had accrued $2.9 million for the payment of interest and penalties relating to unrecognized tax benefits. The Company reversed $1.3 million of net interest and penalties related to unrecognized tax benefits during 2009 and accrued an additional $1.8 million of interest and penalties  related to unrecognized tax benefits during 2008. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company conducts business globally and, as a result, files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. It is reasonably possible that unrecognized tax benefits specific to one individual tax position could significantly increase or decrease within the next 12 months based on final determinations by a taxing authority.

In general, the Company is no longer subject to United States federal or state income tax examinations for years before 2003, except to the extent that tax attributes in these years were carried forward to years remaining open for audit, and to examinations for years prior to 2002 in its major foreign jurisdictions.

Note 8. Restructuring Costs

Costs associated with restructuring activities, other than those activities related to business combinations, are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (ASC Topic 420, Exit or Disposal Cost Obligations), or SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” (ASC Topic 712, Compensation – Nonretirement Postemployment Benefits), as applicable. Pursuant to SFAS No. 112 (ASC Topic 712), restructuring costs related to employee severance are recorded when probable and estimable based on the Company’s policy with respect to severance payments. For all other restructuring costs, a liability is recognized in accordance with SFAS No. 146 (ASC Topic 420) only when incurred.

2009 Restructuring Plan

During 2009, the Company initiated a restructuring plan as a result of the slowdown in the global electronics industry and worldwide economy. The plan was designed to improve capacity utilization levels and reduce costs by consolidating manufacturing and other activities in locations with higher efficiencies and lower costs. Costs associated with this plan are expected to include employee severance, costs related to facilities and equipment that are no longer in use, and other costs associated with the exit of certain contractual arrangements due to facility closures. All actions under this plan were initiated and substantially completed during 2009 and costs for this plan are expected to be in the range of $45 million to $50 million, of which $41 million had been incurred as of October 3, 2009. Below is a summary of restructuring costs associated with facility closures and other consolidation efforts implemented under this plan:

	Employee Termination Severance and Related Benefits Cash	Leases and Facilities Shutdown and Consolidation Costs Cash	Impairment of Assets or Redundant Assets Non-Cash	Total
		(In thousands)
Balance at September 27, 2008	$—	$—	$—	$—
Charges to operations	28,705	11,718	1,200	41,623
Charges utilized	(22,556)	(9,577)	(1,200)	(33,333)
Reversal of accrual	(569)	—	—	(569)
Balance at October 3, 2009	$5,580	$2,141	$—	$7,721

During 2009, the Company closed or consolidated six facilities and recorded restructuring charges of $28.1 million for employee termination costs, of which $22.6 million has been utilized and $5.6 million is expected to be paid during 2010. These costs were provided for approximately 4,000 terminated employees.

Restructuring Plans — Prior Years

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts:

	Employee Termination / Severance and Related Benefits Cash	Leases and Facilities Shutdown and Consolidation Costs Cash	Impairment of Fixed Assets or Redundant Fixed Assets Non-Cash	Total
	(In thousands)
Balance at September 30, 2006	$21,349	$9,804	$—	$31,153
Charges (recovery) to operations	35,169	11,195	(831)	45,533
Charges recovered (utilized)	(47,873)	(12,132)	831	(59,174)
Reversal of accrual	(2,505)	(441)	—	(2,946)
Balance at September 29, 2007	6,140	8,426	—	14,566
Charges to operations	64,126	16,519	2,456	83,101
Charges utilized	(45,248)	(19,765)	(2,456)	(67,469)
Reversal of accrual	(833)	(892)	—	(1,725)
Balance at September 27, 2008	24,185	4,288	—	28,473
Charges to operations	8,988	7,869	3,692	20,549
Charges utilized	(23,842)	(10,466)	(3,692)	(38,000)
Reversal of accrual	(4,156)	(187)	—	(4,343)
Balance at October 3, 2009	$5,175	$1,504	$—	$6,679

During 2009, the Company recorded restructuring charges for employee termination benefits for approximately 1,400 employees who were terminated in connection with restructuring plans developed prior to 2009.

During 2008, the Company closed or consolidated four facilities and recorded restructuring charges for employee termination benefits for approximately 2,900 employees.

During 2007, the Company closed or consolidated eight facilities and terminated approximately 6,700 employees.

Restructuring Plans – All Years

Accrued restructuring costs as of October 3, 2009 were $14.4 million. In connection with restructuring actions the Company has already implemented under its restructuring plan, the Company expects to pay remaining facilities related restructuring liabilities of $3.6 million through 2012 and the majority of severance costs of $10.8 million through 2010.

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

Note 9. Loss Per Share

Basic and diluted amounts per share are computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period, as follows:

	Year Ended
	October 3, 2009	September 27, 2008	September 29, 2007
	(In thousands, except per share amounts)
Numerator:
Loss from continuing operations	$(136,222)	$(511,336)	$(1,141,493)
Income from discontinued operations, net of tax	—	24,987	6,836
Net Loss	$(136,222)	$(486,349)	$(1,134,657)
Denominator:
Weighted average number of shares—basic and diluted	82,528	88,454	87,853
Basic and diluted income (loss) per share from:
Continuing operations	$(1.65)	$(5.78)	$(12.99)
Discontinued operations	$—	$0.28	$0.08
Net loss	$(1.65)	$(5.50)	$(12.91)

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect (in thousands):

	Year Ended
	October 3, 2009	September 27, 2008	September 29, 2007
Potentially dilutive securities:
Employee stock options	8,003	7,590	7,749
Restricted awards and units	528	689	523
Total	8,531	8,279	8,272

As of October 3, 2009, all of the Company’s outstanding stock options and restricted stock awards and units were anti-dilutive under SFAS No. 128, “Earnings Per Share” (ASC Topic 260, Earnings Per Share), either because the exercise price was higher than the Company’s stock price, the application of the treasury stock method resulted in an anti-dilutive effect or the Company incurred a net loss. Had the Company reported net income instead of a net loss for 2009, 0.2 million of the 8.5 million potentially dilutive securities would have been included in the calculation of diluted earnings per share.

There were no outstanding convertible debentures in 2009 or 2008. After-tax interest expense of $5.0 million related to convertible debentures for 2007 was not excluded from the calculation of diluted loss per share because to do so would have been anti-dilutive. In addition, the related share equivalents on conversion of the debt were not included as to do so would have been anti-dilutive.

Note 10. Stock-Based Compensation

Stock-based compensation expense, excluding a $3.9 million tax benefit in 2007, was as follows:

	Year Ended
	October 3, 2009	September 27, 2008	September 29, 2007
	(In thousands)
Cost of sales	$7,209	$6,556	$7,459
Selling, general & administrative	8,446	7,073	12,568
Research & development	339	307	565
Continuing operations	15,994	13,936	20,592
Discontinued operations	—	401	800
Total	$15,994	$14,337	$21,392

	Year Ended
	October 3, 2009	September 27, 2008	September 29, 2007
	(In thousands)
Stock options	$9,705	$7,932	$4,693
Restricted stock awards	185	160	11,539
Restricted stock units	6,104	5,844	4,360
Continuing operations	15,994	13,936	20,592
Discontinued operations	—	401	800
Total	$15,994	$14,337	$21,392

Stock Options

The Company’s stock option plans provide employees the right to purchase common stock at the fair market value of such shares on the grant date. The Company recognizes compensation expense for such awards over the vesting period, which is generally four to five years. The contractual term of all options is ten years. For option grants made prior to 2006, the Company recognizes compensation expense using the multiple option approach. For option grants made subsequent to the adoption of SFAS No. 123R (ASC Topic 718, Compensation – Stock Compensation), the Company recognizes compensation expense ratably over the service period.

In 2007, the Company executed tender offers to exchange certain outstanding options to purchase shares of its common stock, whether vested or unvested, for new options (the “Exchange Offer”). A total of 2,000 eligible option holders participated. Subject to the terms and conditions of the Exchange Offer, the Company granted new options to purchase an aggregate of 2,964,292 shares of its common stock in exchange for the options tendered and accepted pursuant to the Exchange Offer. The Company is recognizing $17.0 million of expense over a three year period in connection with this exchange.

Assumptions used to estimate the fair value of stock options granted, excluding the Exchange Offer, were as follows:

	Year Ended
	October 3, 2009	September 27, 2008	September 29, 2007
Volatility	79.8%	61.1%	54.3%
Risk-free interest rate	2.20%	3.23%	4.64%
Dividend yield	0%	0%	0%
Expected life of options	5.0 years	5.0 years	5.3 years

A summary of stock option activity is as follows:
	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding, September 30, 2006	8,452	50.82	6.22	458
Granted	4,107	20.10
Exercised/Cancelled/Forfeited/Expired	(5,387)	46.38
Outstanding, September 29, 2007	7,172	36.60	7.50	29
Granted	1,742	10.14
Cancelled/Forfeited/Expired	(1,204)	35.22
Outstanding, September 27, 2008	7,710	30.84	7.31	117
Granted	5,177	3.62
Exercised/Cancelled/Forfeited/Expired	(1,781)	44.25
Outstanding, October 3, 2009	11,106	16.00	8.11	26,008
Vested and expected to vest, October 3, 2009	9,578	17.37	7.95	20,484
Exercisable, October 3, 2009	3,968	31.50	6.27	184

The weighted-average grant date fair value per share of stock options granted was $2.41, $5.40, and $5.94 during 2009, 2008, and 2007, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company’s closing stock price on the date indicated.

As of October 3, 2009, there was $29.6 million of total unrecognized compensation expense related to stock options. This amount is expected to be recognized over a weighted average period of 3.43 years.

Restricted Stock Awards

The Company grants awards of restricted stock to executive officers, directors and certain management employees. These awards vest over periods ranging from one to four years and compensation expense is recognized ratably over the vesting period.

Compensation expense was $0.2 million for 2009 and 2008 and $12.0 million for 2007.

There were 15.2 thousand restricted stock awards granted during 2009 with a weighted-average grant date per share fair value of $2.64. No restricted stock awards were granted during 2008 or 2007. As of October 3, 2009, unrecognized compensation expense related to restricted stock awards was immaterial.

A summary of activities related to nonvested restricted shares is as follows:
	Number of Shares	Weighted Average Grant-Date Fair Value ($)
	(In thousands)
Nonvested at September 30, 2006	506	62.58
Vested/Forfeited	(58)	51.36
Nonvested at September 29, 2007	448	63.24
Vested	(420)	64.68
Nonvested at September 27, 2008	28	41.82
Granted	15	2.64
Vested	(20)	38.89
Nonvested at October 3, 2009	23	18.22

Restricted Stock Units

The Company issues restricted stock units to executive officers, directors and certain management employees. These units vest over periods ranging from one to four years and are automatically exchanged for shares of common stock at the vesting date. Compensation expense associated with these units is recognized ratably over the vesting period.

Compensation expense was $6.1 million, $5.8 million and $4.4 million for 2009, 2008 and 2007, respectively.

The weighted-average grant date per share fair value of restricted stock units granted was $1.80, $9.78 and $20.76 in 2009, 2008 and 2007, respectively. At October 3, 2009, unrecognized compensation expense related to restricted stock units was approximately $3.3 million. This expense is expected to be recognized over a weighted-average period of 5 months.

A summary of nonvested restricted share units is as follows:
	Number of Shares	Weighted- Grant Date Fair Value Per Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic ($)
	(In thousands)			(In thousands)
Nonvested restricted stock units at September 30, 2006	254	28.74	3.54	5,709
Granted	880	20.76
Vested/Cancelled	(125)	24.30
Nonvested restricted stock units at September 29, 2007	1,009	22.26	1.84	12,837
Granted	87	9.78
Vested/Cancelled	(292)	14.02
Nonvested restricted stock units at September 27, 2008	804	21.18	1.15	7,915
Granted	261	1.80
Vested/Cancelled	(328)	17.07
Nonvested restricted stock units at October 3, 2009	737	16.17	.41	6,494
Nonvested restricted stock units expected to vest at October 3, 2009	568	16.17	.41	5,001

Employee Stock Purchase Plan

In 2003, the Board of Directors and stockholders of the Company approved the 2003 Employee Stock Purchase Plan (the “2003 ESPP”). Under the 2003 ESPP, employees may purchase, on a periodic basis, a limited number of shares of common stock through payroll deductions over a six-month period. The per share purchase price is 85% of the fair market value of the stock at the beginning or end of the offering period, whichever is lower. The 2003 ESPP was suspended at the beginning of 2007. As of October 3, 2009, approximately 1,022,205 shares are available for issuance under the 2003 ESPP.

Note 11. Stockholders’ Equity

On January 26, 2009, the Company’s stockholders approved the 2009 Incentive Plan (“2009 Plan”) and the reservation of 7.5 million shares of common stock for issuance thereunder. The 2009 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares. The per share exercise price for shares to be issued pursuant to exercise of an option will be no less than 100% of the fair market value per share on the date of grant.

Upon approval of the 2009 Plan, all of the Company’s other stock plans were terminated as to future grants. Although these plans have been terminated, they will continue to govern all awards granted under them prior to termination of the awards.

At October 3, 2009, an aggregate of 15.4 million shares were authorized for future issuance under the Company's stock plans, which include stock options and restricted stock awards and units, and a total of 3.2 million shares of common stock were available for grant. Awards under the 2009 plan that expire or are cancelled without delivery of shares generally become available for issuance under the plan.

Stock option activity under the Company’s option plans during 2009, 2008 and 2007 is disclosed in note 10—Stock-Based Compensation.

The following table summarizes information regarding stock options outstanding at October 3, 2009:

Options Outstanding				Option Vested and Exercisable
Range of Weighted Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
	(In thousands)			(In thousands)
$1.50—$2.94	1,980	9.30	2.41	11	1.80
$2.95—$4.45	2,991	9.91	4.44	—	—
$4.46—$11.88	1,465	8.36	10.07	605	9.84
$11.89—$12.78	462	7.92	12.76	161	12.76
$12.79—$21.12	1,964	7.61	21.04	1,303	21.07
$21.13—$27.00	1,174	5.89	23.40	821	23.66
$27.01—$288.93	1,070	3.96	65.62	1,067	65.70
$1.50—$288.93	11,106	8.11	16.00	3,968	31.50

Stock Repurchase Program.   On October 27, 2008, the Company’s Board of Directors authorized the Company to spend up to approximately $35 million on share repurchases. The authorization is effective through December 2009. The Company repurchased 10.1 million shares of its common stock, representing approximately 11% of the Company’s outstanding shares, for a total of $29.2 million, including commissions, in 2009.

Reverse Stock Split.  On July 20, 2009, the Board of Directors of the Company authorized a reverse split of its common stock at a ratio of one for six, effective August 14, 2009. The Company’s stockholders previously approved the reverse split in September 2008. As a result of the reverse split, every six shares of common stock outstanding were combined into one share of common stock. The reverse split did not affect the amount of equity the Company has nor did it affect the Company’s market capitalization.

Accumulated Other Comprehensive Income. Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	October 3, 2009	September 27 2008
	(In thousands)
Foreign currency translation adjustments	$93,848	$82,303
Unrealized holding losses on derivative financial instruments	(33,589)	(23,267)
Unrecognized net actuarial loss and unrecognized transition cost	(7,909)	(3,259)
Total	$52,350	$55,777

Note 12. Employee Benefit Plans

The Company has various defined contribution retirement plans that cover the majority of its employees. These retirement plans permit participants to elect to have contributions made to the retirement plans in the form of salary deferrals. Under these retirement plans, the Company may match a portion of employee contributions. Amounts contributed by the Company were $2.8 million, $8.9 million and $10.2 million during 2009, 2008 and 2007, respectively.

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its board of directors. These plans allow eligible participants to defer payment of all or part of their compensation. Deferrals under these plans were $1.9 million and $1.5 million for 2009 and 2008, respectively. As of October 3, 2009 and September 27, 2008, $9.6 million and $9.5 million, respectively, associated with these plans were recorded in other long-term liabilities in the consolidated balance sheets.

SCI Systems had defined benefit pension plans covering substantially all employees in the United States and Brockville, Ontario, Canada. These plans generally provided pension benefits that are based on compensation levels and years of service. Annual contributions to the plans were made according to the established laws and regulations of the applicable countries and were funded annually at amounts that approximated the maximum deductible for income taxes. The merger between Sanmina Corporation and SCI Systems in December 2001 resulted in a plan curtailment as described in SFAS No. 88 (ASC Topic 715, Compensation – Retirement Benefits) and benefits were calculated and frozen as of December 31, 2001. Employees who had not yet vested will continue to be credited with service until vesting occurs, but no additional benefits will accrue.

The Company also provides defined benefit pension plans in certain other countries. The assumptions used for calculating the obligation for non-U.S. plans depend on the local economic environment and regulations. The measurement date for the Company’s pension plans is October 3, 2009.

Changes in benefit obligations for the plans described above were as follows (in thousands):

	As of October 3, 2009		As of September 27, 2008		As of September 29, 2007
Change in Benefit Obligations	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Beginning benefit obligation	$28,974	$25,767	$33,586	$27,115	$36,277	$26,491
Service cost	—	558	—	698	—	868
Interest cost	1,598	1,482	1,829	1,584	2,067	1,467
Actuarial (gain) loss	4,448	1,011	(148)	(4,573)	1,955	(4,070)
Benefits paid	(6,931)	(2,369)	(6,293)	(1,438)	(6,713)	(831)
Settlement / Curtailment	—	349	—	202	—	—
Other*	—	(688)	—	2,179	—	3,190
Ending benefit obligation	$28,089	$26,110	$28,974	$25,767	$33,586	$27,115
____________________
*	Primarily related to fluctuations in exchange rates between foreign currencies and the US dollar.

Weighted-average actuarial assumptions used to determine benefit obligations were as follows:

	U.S. Pensions		Non-U.S. Pensions
	As of		As of
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Discount rate	5.25%	6.25%	5.87%	5.40%
Rate of compensation increases	—	—	1.60%	1.40%

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

Changes in plan assets and funded status for the plans described above were as follows (in thousands):

	As of October 3, 2009		As of September 27, 2008		As of September 29, 2007
Change in Plan Assets	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Beginning fair value	$22,324	$—	$27,442	$—	$26,820	$—
Actual return	(730)	—	(1,575)	—	2,265	—
Employer contributions	5,501	19,684	2,750	1,438	5,070	831
Benefits paid	(6,931)	(2,369)	(6,293)	(1,438)	(6,713)	(831)
Ending fair value	$20,164	$17,315	$22,324	$—	$27,442	$—
Under Funded Status	$(7,925)	$(8,795)	$(6,650)	$(25,767)	$(6,144)	$(27,115)

Weighted-average asset allocations by asset category for the U.S. plan were as follows:

	As of
	Target	October 3, 2009	September 27, 2008
Equity securities	50%	47%	49%
Debt securities	50%	53%	51%
Total	100%	100%	100%

During 2009, the investment allocation consisted primarily of investments in equity instruments and bonds. In general, the investment strategy is designed to ensure that pension assets are available to pay benefits as they come due and minimize market risk. During 2009, the investment allocation consisted primarily of investments in the State Street Passive Bond Market Index and in the S&P 500 Index for the U.S. plan. The non-U.S. plans are managed consistent with regulations or market practice of the country in which the assets are invested.

Non-U.S. plan assets were fully invested in cash as of October 3, 2009.

The funded status of the plans, reconciled to the amount reported on the consolidated balance sheets, is as follows (in thousands):

	As of October 3, 2009		As of September 27, 2008		As of September 29, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Under Funded Status at Year End	$(7,925)	$(8,795)	$(6,650)	$(25,767)	$(6,144)	$(27,115)
Unrecognized transition obligation	—	999	—	2,185	—	275
Unrecognized net actuarial (gain) loss	12,300	(4,982)	8,765	(5,768)	7,474	(2,258)
Net amount recognized in Consolidated Balance Sheet	$4,375	$(12,778)	$2,115	$(29,350)	$1,330	$(29,098)
Components of Net Amount Recognized in Consolidated Balance Sheet
Accrued benefit liability (current)	$—	$(570)	$—	$(800)	$—	$(656)
Liability for benefits (non-current)	(7,925)	(8,225)	(6,650)	(24,967)	(6,144)	(26,459)
Accumulated other comprehensive income	12,300	(3,983)	8,765	(3,583)	7,474	(1,983)
Net asset (liability) recognized in Consolidated Balance Sheet	$4,375	$(12,778)	$2,115	$(29,350)	$1,330	$(29,098)

Estimated amortization from accumulated other comprehensive income into net periodic benefit cost in 2010 is as follows (in thousands):

	U.S.	Non-U.S.
Amortization of actuarial (gain) loss	$1,201	$(193)
Amortization of transition obligation	—	309
Total	$1,201	$116

The accumulated benefit obligation for all defined benefit pension plans was $52.6 million and $52.8 million at October 3, 2009 and September 27, 2008, respectively.

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (in thousands):

	As of October 3, 2009		As of September 27, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$28,089	$26,110	$28,974	$25,767
Accumulated benefit obligation	$28,089	$24,549	$28,974	$23,806
Fair value of plan assets	$20,164	$17,315	$22,324	$—

Components of net periodic benefit costs were as follows (in thousands):

	As of October 3, 2009		As of September 27, 2008		As of September 29, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$558	$—	$698	$—	$868
Interest cost	1,598	1,482	1,829	1,584	2,067	1,467
Return on plan assets	(1,839)	—	(2,079)	—	(2,029)	—
Settlement charge	2,757	1,302	1,719	90	1,391	—
Amortization of:
—Actuarial (gain) loss	724	(243)	496	(131)	647	(4)
—Transition obligation	—	405	—	507	—	36
Net periodic benefit cost	$3,240	$3,504	$1,965	$2,748	$2,076	$2,367

Weighted-average assumptions used to determine benefit costs were as follows:

	U.S. Pensions		Non-U.S. Pensions
	As of		As of
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Discount rate	6.25%	6.00%	5.40%	5.30%
Expected return on plan assets	8.50%	8.50%	—	—
Rate of compensation increases	—	—	1.40%	1.90%

The expected long-term rate of return on assets for the U.S. pension plans used in these calculations is assumed to be 8.5%. Several factors, including historical rates of returns, expectations of future returns for each major asset class in which the plan invests, the weight of each asset class in the target mix, the correlations between asset classes and their expected volatilities are considered in developing the asset return assumptions. Plan assets for non-U.S. pension plans were contributed by the Company at the end of 2009. Therefore, the expected rate of return on such assets was not applicable for 2009.

Estimated future benefit payments are as follows:

Pension Benefits
(In thousands)
2010	$3,862
2011	$3,810
2012	$3,763
2013	$3,725
2014	$3,718
Years 2015 through 2019	$18,808

Note 13. Acquisition

On March 29, 2009, the Company completed its purchase of all outstanding stock of a JDS Uniphase Corp. (“JDSU”) entity and began to provide manufacturing services to JDSU pursuant to an arrangement entered into in conjunction with the acquisition. The business acquired from JDSU manufactures a variety of optical components and modules that are used in JDSU’s optical communication business, which ultimately serves telecommunications service providers, cable operators and network equipment manufacturers. As a result of this purchase, the Company acquired leading-edge optical technology, strengthened its research and development capabilities and expanded its optical manufacturing capabilities into a low-cost manufacturing region.

The total purchase price of $30.0 million was allocated to tangible and identifiable intangible assets based on their estimated fair values. The Company performed a valuation of the net assets acquired as of March 31, 2009 (valuation date) with the assistance of a third party valuation firm. The excess of the fair value of net assets acquired over the purchase price was $2.7M, which was recorded as negative goodwill and subsequently allocated to long-term assets in accordance with SFAS No. 141 (ASC Topic 805, Business Combinations).

The purchase price was allocated as follows:

(In thousands)
Current assets	$38,514
Non-current assets, including intangible assets of $1.0 million	12,671
Current liabilities	(17,705)
Non-current liabilities	(3,468)
Total	$30,012

The consolidated financial statements include the operating results of the acquired business from the date of acquisition.

Note 14. Other Income (Expense), Net

Other income (expense), net was $(6.0) million, $3.6 million and $23.7 million in 2009, 2008 and 2007, respectively. The following table summarizes the major components of other income (expense), net (in thousands):

	Year Ended
	October 3, 2009	September 27, 2008	September 29, 2007
Foreign exchange gains/(losses)	$(8,498)	$3,487	$1,994
Interest rate swap gains	5,694	—	—
Gain from fixed asset disposals	1,804	311	18,997
Gain (loss) from investments	695	(508)	2,133
Impairment of long-term investments	(4,531)	—	—
Other, net	(1,134)	263	610
Total	$(5,970)	$3,553	$23,734

The Company reduces its exposure to currency fluctuations through the use of foreign currency hedging instruments, however, hedges are established based on forecasts of foreign currency transactions. To the extent actual amounts differ from forecasted amounts, the Company will have exposure to currency fluctuations, resulting in foreign exchange gains or losses.

In 2009, the Company discontinued hedge accounting for certain interest rate swaps due to the termination of one of its four outstanding swaps. The remaining three swaps were terminated in the following quarter. From the date hedge accounting was discontinued until the date the remaining three swaps were terminated, changes in the fair value of the swaps resulted in recognition of a $5.7 million gain.

The Company impaired $4.5 million of long-term investments in 2009. These investments were carried at cost on the consolidated balance sheet and were deemed to be impaired as a result of the poor financial condition of the underlying companies or funds.

The decrease in other income (expense), net from $23.7 million in 2007 to $3.6 million in 2008 was primarily attributable to more asset sales in 2007, whereby $16.5 million in gains were realized from the sale of previously restructured manufacturing facilities and equipment and a $2.5 million gain was realized from the sale of one of the Company’s manufacturing operations.

Note 15. Discontinued Operations

The Company’s PC Business serviced three customers, one of whom transitioned its business in 2008 to a new third-party contract manufacturing provider as a result of the Company’s decision to exit the PC Business. The remaining portion of the Company’s PC Business was sold in two separate transactions, as described below.

Foxconn Transaction

On February 17, 2008, the Company entered into an Asset Purchase and Sale Agreement (“Purchase Agreement”) with Foxteq Holdings, Inc. (“Foxconn”), pursuant to which Foxconn agreed to purchase certain assets of the Company’s PC Business located in Hungary, Mexico and the United States for total consideration equal to the net book value of the assets being sold plus a specified premium. In addition, Foxconn agreed to pay the Company a contingent payment based on certain sales generated during the 12 months following the closing date of the transaction. The Foxconn transaction was completed on July 7, 2008.

The Purchase Agreement contains customary representations, warranties and covenants of each party, and indemnification provisions whereby each party agreed to indemnify the other, subject to certain limitations, for breaches of representations and warranties, breaches of covenants and other matters. In addition, subject to certain conditions, the Purchase Agreement provides that the Company will reimburse Foxconn for certain severance obligations relating to employees terminated by Foxconn within three months following the closing of the transaction or if Foxconn terminates certain other employees within twelve months following the closing of the transaction. The Company accrued for reimbursement of severance when payment was considered probable and estimable. The Company has not incurred and does not expect to incur material liabilities pursuant to these provisions.

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

Combined Transactions

The Company received aggregate proceeds of $89.1 million and recorded a loss of $6.9 million, net of a write-off of the goodwill associated with the PC segment, with respect to both of these transactions. Additionally, the Company or its assignor agreed to provide certain transitional engineering, information technology and accounting services to the buyers for a period of approximately twelve months after the closing of the transactions. Consideration received by the Company for such services was not material.

Financial results of the PC Business reported as discontinued operations were as follows:

	Year Ended
	September 27, 2008	September 29, 2007
	(In thousands)
Revenue	$1,802,452	$3,246,461
Income before taxes	$32,418	$21,124
Provision for income taxes	$7,431	$14,288
Net income	$24,987	$6,836

Note 16. Business Segment, Geographic and Customer Information

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (ASC Topic 280, Segment Reporting), establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. The Company operates in one operating segment.

Information by geographic segment was as follows:

	Year Ended
	October 3, 2009	September 27, 2008	September 29, 2007
	(In thousands)
Net sales
Domestic	$1,198,102	$1,936,777	$2,200,599
Mexico	1,104,371	1,508,470	1,427,497
China	1,137,020	1,241,302	852,582
Singapore	521,284	745,041	675,441
Other international	1,216,704	1,770,813	1,981,674
Total	$5,177,481	$7,202,403	$7,137,793
Operating loss
Domestic	$(110,297)	$(458,915)	$(1,074,761)
International	105,641	74,755	51,700
Total	$(4,656)	$(384,160)	$(1,023,061)
Depreciation and amortization:
Domestic	$26,117	$35,179	$42,096
International	63,811	61,641	75,098
Total	$89,928	$96,820	$117,194
Capital expenditures:
Domestic	$10,376	$26,820	$27,968
International	55,555	94,658	60,390
Total	$65,931	$121,478	$88,358

	As of
	October 3, 2009	September 27, 2008
	(In thousands)
Long-lived assets (excludes intangibles and deferred tax assets):
Domestic	$193,023	$214,165
Mexico	113,597	119,683
China	81,466	80,967
Other international	224,313	228,256
Total	$612,399	$643,071

Except for those countries noted above, no other foreign country’s sales exceeded 10% of the Company’s total net sales for 2009, 2008 or 2007 and no other foreign country’s assets represented more than 10% of consolidated long-lived assets as of October 3, 2009 or September 27, 2008.

Net sales and operating loss for 2008 and 2007 have been adjusted to conform to the current presentation.

A small number of customers generate a significant portion of the Company’s net sales. Sales to the Company’s ten largest customers represented 48.0%, 48.2% and 48.4% for 2009, 2008 and 2007, respectively. For 2009 and 2008, no customer represented 10% or more of net sales. For 2007, one customer represented 10.4% of net sales.

Note 17. Subsequent Events

On November 16, 2009, the Company redeemed its remaining outstanding 2010 Notes of $175.7 million, at par plus accrued interest.

The Company expects to receive a payment of up to $35 million in December 2009 in connection with certain legal proceedings, but there can be no assurance as to the exact timing of this payment.

In accordance with SFAS No. 165, “Subsequent Events” (ASC Topic 855, Subsequent Events), the Company evaluated subsequent events through December 1, 2009, the date at which the financial statements were issued.

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II—VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SANMINA-SCI CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged (Credited) to Operations	Charges Utilized	Balance at End of Period
	(In thousands)
Allowances for Doubtful Accounts, Product Returns and Other Net Sales adjustments
Fiscal year ended September 29, 2007	$20,179	$3,186	$(6,636)	$16,729
Fiscal year ended September 27, 2008	$16,729	$(1,073)	$(722)	$14,934
Fiscal year ended October 3, 2009	$14,934	$(1,133)	$(379)	$13,422

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sanmina-SCI Corporation (Registrant)
By:	/s/ Jure Sola
Jure Sola
Chairman and Chief Executive Officer
Date: December 1, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jure Sola	Chief Executive Officer and Director (Principal Executive Officer)	December 1, 2009
Jure Sola

/s/ Robert K. Eulau	Chief Financial Officer (Principal Financial Officer)	December 1, 2009
Robert K. Eulau

/s/ Todd Schull	Senior Vice President and Corporate Controller (Principal Accounting Officer)	December 1, 2009
Todd Schull

/s/ Neil Bonke	Director	December 1, 2009
Neil Bonke

/s/ Alain Couder	Director	December 1, 2009
Alain Couder

/s/ John P. Goldsberry	Director	December 1, 2009
John P. Goldsberry

/s/ Joseph Licata	Director	December 1, 2009
Joseph Licata

/s/ Jean Manas	Director	December 1, 2009
Jean Manas

/s/ Mario M. Rosati	Director	December 1, 2009
Mario M. Rosati

/s/ A. Eugene Sapp, Jr.	Director	December 1, 2009
A. Eugene Sapp, Jr.

/s/ Wayne Shortridge	Director	December 1, 2009
Wayne Shortridge

/s/ Jackie M. Ward	Director	December 1, 2009
Jackie M. Ward

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.4(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.5(5)	Amended and Restated Bylaws of the Registrant adopted by the Board of Directors on December 1, 2008.
3.6(6)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, as amended, dated July 27, 2009.
4.1(7)
Preferred Stock Rights Agreement, dated as of May 17, 2001 between the Registrant and Wells Fargo National Bank, Minnesota, N.A., including the form of Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C.

4.2(8)
Supplemental Indenture No. 3, dated as of October 7, 2005, to the Subordinated Indenture, by and among SCI Systems, Inc., Sanmina-SCI USA, Inc. and J.P. Morgan Trust Company, National Association, as trustee.

4.3(9)	Subordinated Indenture dated March 15, 2000, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee (“Subordinated Indenture”).
4.4(10)	Supplemental Indenture No. 1, dated as of March 15, 2000, to the Subordinated Indenture, between SCI Systems, Inc. and Bank One Trust Company, National Association, as Trustee.
4.5(11)
Supplemental Indenture No. 2, dated as of December 7, 2001, to the Subordinated Indenture, by and among SCI Systems, Inc., Sanmina Corporation, as Guarantor, and Bank One Trust Company, National Association, as Trustee.

4.6(12)	Indenture, dated as of December 23, 2002, among the Registrant, the Guarantors Party thereto and State Street Bank and Trust Company of California, N.A., as trustee.
4.7(13)	First Supplemental Indenture, dated as of July 21, 2003, among Newisys, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.8(14)	Second Supplemental Indenture, dated as of September 30, 2005, among Sanmina-SCI USA, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.9(15)
Intercreditor Agreement, dated as of December 23, 2002, by and among, as second lien collateral trustees, LaSalle Business Credit, Inc., as collateral agent, State Street Bank and Trust Company of California, N.A. and each New First Lien Claimholder Representative which may become a party from time to time, and the Registrant.

4.10(16)
Second Lien Collateral Trust Agreement, dated as of December 23, 2002, by and among the Registrant, the subsidiaries of the Registrant party thereto and State Street Bank and Trust Company of California, N.A., as second lien collateral trustee.

4.11(17)	Indenture, dated as of February 24, 2005, among the Registrant, the guarantors party thereto and U.S. Bank National Association, as trustee.
4.12(18)	First Supplemental Indenture, dated as of September 30, 2005, among Sanmina-SCI USA, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.13(19)	Second Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.

Exhibit Number	Description

4.14(20)	Indenture, dated as of February 15, 2006, among the Registrant, certain subsidiaries of the Registrant as guarantors thereunder and U.S. Bank National Association, as trustee.
4.15(21)	First Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.
4.16(22)
Amended and Restated Credit and Guaranty Agreement, dated as of December 16, 2005, among the Registrant, the guarantors party thereto, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent.

4.17(23)
Amendment No.3 and Waiver to Amended and Restated Credit and Guaranty Agreement, dated as of December 29, 2006, among the Registrant, the guarantors party thereto, the lenders party thereto, Citibank, N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent.

4.18(24)
Amendment No. 4 to Amended and Restated Credit and Guaranty Agreement, dated as of June 5, 2007, by and among Registrant, each of the subsidiaries of Registrant party thereto, the lenders party thereto, Citibank, N.A., as collateral agent, and Bank of America, N.A., as Administrative Agent.

4.19(25)	Indenture, dated as of June 12, 2007, among Registrant, the guarantors party thereto, and Wells Fargo Bank, National Association as trustee, relating to the Senior Floating Rate Notes due 2010.
4.20(26)	Indenture, dated as of June 12, 2007, among Registrant, the guarantors party thereto, and Wells Fargo Bank, National Association as trustee, relating to the Senior Floating Rate Notes due 2014.
10.1(27)	Amended 1990 Incentive Stock Plan.
10.2(28)(29)	1999 Stock Plan.
10.3(30)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.4(31)	1995 Director Option Plan.
10.5(32)	1996 Supplemental Stock Plan.
10.6(33)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated July 1, 1998.
10.7(34)	SCI Systems, Inc. 1994 Stock Option Incentive Plan.
10.8.(35)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.9.(36)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10.10(37)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.11(38)(29)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.12(39)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.13(40)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).
10.14(41)(29)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.15(42)	2003 Employee Stock Purchase Plan.
10.16(43)	Committed Account Receivable Purchase Agreement, dated April 1, 2005, between Sanmina-SCI UK Limited and Citibank International Plc.
10.17(44)	Committed Account Receivable Purchase Agreement, dated April 1, 2005, between Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Citibank International Plc.
10.18(45)
Revolving Receivables Purchase Agreement, dated as of September 23, 2005, among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft, Sanmina-SCI Systems de Mexico S.A. de C.V., as Originators, the Registrant and Sanmina-SCI UK Ltd., as Servicers, the banks and financial institutions party thereto from time to time, and Deutsche Bank AG New York, as Administrative Agent.

10.19(46)	Randy Furr separation agreement.

Exhibit Number	Description

10.20(47)
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

10.21(48)
Form of First Amendment to the Revolving Trade Receivables Purchase Agreement, dated as of September 21, 2007, among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, the Registrant and Sanmina-SCI UK Ltd., as Servicers, the several banks and other financial institutions or entities from time to time party thereto, as Purchasers, and Deutsche Bank AG New York Branch, as Administrative Agent, dated November 26, 2007.

10.22(49)(29)	Employment Agreement dated as of August 28, 2007 by and between the Registrant and Joseph Bronson.
10.23(50)(29)	Employment Agreement dated as of June 15, 2007 by and between the Registrant and Walter Hussey.
10.24(51)(29)	Employment Agreement dated as of March 2, 2007 by and between the Registrant and Michael Tyler.
10.25(52)
Asset Purchase and Sale Agreement dated February 17, 2008 by and among the Registrant, Sanmina-SCI USA Inc., SCI Technology, Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Sanmina-SCI Hungary Electronics Manufacturing Limited Liability Company, Sanmina-SCI Australia PTY LTD and Foxteq Holdings, Inc.

10.26(53)
Amendment to Asset Purchase Agreement dated February 17, 2008 by and among the Registrant, Sanmina-SCI USA Inc., SCI Technology, Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Sanmina-SCI Hungary Electronics Manufacturing Limited Liability Company, Sanmina-SCI Australia PTY LTD and Foxteq Holdings, Inc., dated July 7, 2008.

10.27(54)(29)	Description of fiscal 2008 Non-employee Directors Compensation Arrangements.
10.28(55)(29)	Employment offer letter dated July 20, 2004 between the Registrant and David White.
10.29(56)
Asset Purchase Agreement dated April 25, 2008 by and among Sanmina-SCI USA Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Lenovo (Singapore) Pte.Ltd. and Lenovo Centro Tecnologico, SdeRL de C.V.

10.30(57)
First Amendment Agreement, dated as of November 26, 2007 to the Revolving Trade Receivables Purchase Agreement dated as of September 21, 2007 among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, the Registrant and Sanmina-SCI UK Ltd, as Services, the several banks and other financial institutions or entities from time to time parties thereto, as Purchasers and Deutsche Bank AG New York Branch, as Administrative Agent.

10.31(58)
Second Amendment Agreement, dated as of March 21, 2008 to the Revolving Trade Receivables Purchase Agreement dated as of September 21, 2007 among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, the Registrant and Sanmina-SCI UK Ltd, as Services, the several banks and other financial institutions or entities from time to time parties thereto, as Purchasers and Deutsche Bank AG New York Branch, as Administrative Agent.

10.32(59)
Third Amendment Agreement, dated as of April, 30, 2008 to the Revolving Trade Receivables Purchase Agreement dated as of September 21, 2007 among Sanmina-SCI Magyarorszag Elektronikai Gyarto Kft and Sanmina-SCI Systems de Mexico, S.A. de C.V., as Originators, the Registrant and Sanmina-SCI UK Ltd, as Services, the several banks and other financial institutions or entities from time to time parties thereto, as Purchasers and Deutsche Bank AG New York Branch, as Administrative Agent.

10.33(60)(29)	Revised form of Officer and Director Indemnification Agreement.

Exhibit Number	Description

10.34(61)
Revolving Trade Receivables Purchase Agreement dated June 26, 2008 by and among, the Registrant, Deutsche Bank AG New York, as administrative agent, and Sanmina-SCI Magyarország Elektronikai Gyártó Kft, Sanmina Magyarország Elektrotechnikai Részegységgyártó Kft, Sanmina-SCI EMS Haukipudas OY, a limited liability company incorporated under the laws of the Republic of Finland, Sanmina-SCI Enclosure Systems OY, Sanmina-SCI Systems Singapore Pte. Ltd,, Sanmina-SCI Israel Medical Systems Ltd., Sanmina-SCI Systems Canada, Inc., Sanmina-SCI Systems (Thailand) Ltd., and Sanmina-SCI UK Ltd.

10.35(62)(29)	Sanmina-SCI FY 2008 Corporate Annual G&A Short Term Incentive Plan.
10.36(63)
Loan, Guaranty and Security Agreement, dated as of November 19, 2008, among the Registrant and certain of its subsidiaries as borrowers, Sanmina-SCI Systems (Canada) Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto from time to time as lenders and Bank of America, N.A., as agent for such lenders.

10.37(64)	2009 Incentive Plan.
10.38(65)	Credit and Security Agreement dated as of November 24, 2008 by and among Sanmina SPV LLC, the lenders named therein and Deutsche Bank AG, New York Branch, as administrative agent and collateral agent.
10.39(66)	Receivables Transfer and Contribution Agreement entered into as of November 24, 2008 by and between Sanmina SPV LLC and the Registrant.
10.40(66)(29)	Deferred Compensation Plan for Outside Directors amended and restated effective January 1, 2009.
10.41(66)(29)	Deferred Compensation Plan effective January 1, 2009.
10.42(66)(29)	Description of Fiscal 2009 Non-employee Director Compensation Arrangements.
10.43(66)(29)	Form of Stock Option Agreement for use under the 2009 Incentive Plan.
10.44(66)(29)	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan.
10.45(66)(29)	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan.
10.46(29)	Employment offer letter dated September 4, 2009 between the Registrant and Bob Eulau (filed herewith).
10.47(29)	Amendment to Employment Agreement by and between the Registrant and Michael Tyler dated November 15, 2007 (filed herewith).
14.1(63)	Code of Business Conduct and Ethics of the Registrant.
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of KPMG LLP, independent registered public accounting firm (filed herewith).
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

32.1(67)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2(67)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
_________________________

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.

(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to Registrant’s Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A, filed with the SEC on May 25, 2001.
(8)	Incorporated by reference to Exhibit 4.2.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(9)	Incorporated by reference to Exhibit 2.2 to SCI Systems, Inc.’s Registration Statement on Form 8-A12B, SEC File No. 001-12821, filed with the SEC on March 9, 2000.
(10)	Incorporated by reference to Exhibit 4.1 to SCI Systems, Inc.’s Current Report on Form 8-K, SEC File No. 001-12821, filed with the SEC on April 5, 2000.
(11)	Incorporated by reference to Exhibit 4.5.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(12)	Incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed with the SEC on February 11, 2003.
(13)	Incorporated by reference to Exhibit 4.7.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(14)	Incorporated by reference to Exhibit 4.7.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(15)	Incorporated by reference to Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed with the SEC on February 11, 2003.
(16)	Incorporated by reference to Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed with the SEC on February 11, 2003.
(17)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 24, 2005.
(18)	Incorporated by reference to Exhibit 4.13.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(19)	Incorporated by reference to Exhibit 4.13.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on January 3, 2007.
(20)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 17, 2006.
(21)	Incorporated by reference to Exhibit 4.14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on January 3, 2007.
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2005.
(23)	Incorporated by reference to Exhibit 4.15.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on January 3, 2007.
(24)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 6, 2007.
(25)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 13, 2007.
(26)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 13, 2007.
(27)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K, SEC File No. 000-21272, filed with the SEC on December 29, 1994.
(28)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on May 25, 1999.

(29)	Compensatory plan in which an executive officer or director participates.
(30)	Incorporated by reference to Exhibit 10.29.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(31)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.
(32)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.
(33)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on June 23, 2000.
(34)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(35)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(36)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(37)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.
(38)	Incorporated by reference to Exhibit 10.75 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(39)	Incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(40)	Incorporated by reference to Exhibit 10.50.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(41)	Incorporated by reference to Exhibit 10.74 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(42)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on April 23, 2003.
(43)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005, filed with the SEC on May 12, 2005.
(44)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005, filed with the SEC on May 12, 2005.
(45)	Incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(46)	Incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(47)	Incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed with the SEC on November 28, 2007.
(48)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2007, filed with the SEC on January 31, 2008.
(49)	Incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed with the SEC on November 28, 2007.
(50)	Incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed with the SEC on November 28, 2007.

(51)	Incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed with the SEC on November 28, 2007.
(52)	Incorporated by reference to Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008.
(53)	Incorporated by reference to Exhibit 10.71 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(54)	Incorporated by reference to Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008.
(55)	Incorporated by reference to Exhibit 10.66 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008.
(56)	Incorporated by reference to Exhibit 10.67 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008.
(57)	Incorporated by reference to Exhibit 10.68 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008.
(58)	Incorporated by reference to Exhibit 10.69 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008.
(59)	Incorporated by reference to Exhibit 10.70 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008.
(60)	Incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(61)	Incorporated by reference to Exhibit 10.72 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(62)	Incorporated by reference to Exhibit 10.73 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(63)	Incorporated by reference to the same number exhibit of the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed with the SEC on November 24, 2008.
(64)	Incorporated by reference to Exhibit 10.37 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 30, 2009.
(65)	Incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, filed with the SEC on February 2, 2009.
(66)	Incorporated by reference to the same number exhibit of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(67)
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