Form 10-Q
period 2010-01-02
SANMINA-SCI CORP
filed 2010-02-05
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2010
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

Yes ☐ No ☒

As of February 3, 2010, there were 78,837,342 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	January 2,	October 3,
	2010	2009
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$727,495	$899,151
Accounts receivable, net of allowances of $15,363 and $13,422, respectively	749,925	668,474
Inventories	778,326	761,391
Prepaid expenses and other current assets	84,823	78,128
Assets held for sale	60,116	68,902
Total current assets	2,400,685	2,476,046
Property, plant and equipment, net	550,020	543,497
Other	93,977	104,354
Total assets	$3,044,682	$3,123,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$828,430	$780,876
Accrued liabilities	148,945	140,926
Accrued payroll and related benefits	103,624	98,408
Current portion of long-term debt	—	175,700
Total current liabilities	1,080,999	1,195,910
Long-term liabilities:
Long-term debt	1,261,677	1,262,014
Other (1)	116,884	146,903
Total long-term liabilities	1,378,561	1,408,917
Commitments and contingencies (Note 5)
Stockholders’ equity (1)	585,122	519,070
Total liabilities and stockholders’ equity	$3,044,682	$3,123,897

See accompanying notes.

(1) Amounts as of October 3, 2009 have been revised (see Note 1 to the condensed consolidated financial statements).

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	January 2, 2010	December 27, 2008
	(Unaudited)
	(In thousands, except per share data)

Net sales	$1,478,302	$1,419,264
Cost of sales	1,368,615	1,335,466
Gross profit	109,687	83,798
Operating expenses:
Selling, general and administrative	62,415	62,987
Research and development	3,098	4,192
Amortization of intangible assets	1,178	1,650
Restructuring and integration costs	3,338	9,235
Asset impairment	—	3,798
Total operating expenses	70,029	81,862

Operating income	39,658	1,936

Interest income	381	3,450
Interest expense	(26,777)	(29,183)
Other income, net	39,655	553
Interest and other income, net	13,259	(25,180)

Income (loss) from operations before income taxes	52,917	(23,244)
Provision for (benefit from) income taxes (1)	(6,465)	2,429
Net income (loss)	$59,382	$(25,673)

Net income (loss) per share:
Basic	$0.76	$(0.29)
Diluted	$0.74	$(0.29)

Weighted-average shares used in computing per share amounts:
Basic	78,615	87,219
Diluted	80,575	87,219

See accompanying notes.

(1) Amount for the three months ended December 27, 2008 has been revised (see Note 1 to the condensed consolidated financial statements).

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 2, 2010	December 27, 2008
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss) (1)	$59,382	$(25,673)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,352	23,490
Stock-based compensation expense	4,652	4,162
Non-cash restructuring costs	1,300	644
Provision (benefit) for doubtful accounts, product returns and other net sales adjustments	1,948	(1,799)
Asset impairment	—	3,798
Other, net	(3,150)	1,558
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(84,689)	87,577
Inventories	(16,554)	21,608
Prepaid expenses and other assets	(4,137)	348
Accounts payable	45,614	(112,056)
Accrued liabilities and other long-term liabilities (1)	(12,689)	(14,548)
Cash provided by (used in) operating activities	13,029	(10,891)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Net purchases of long-term investments	—	(200)
Purchases of property, plant and equipment	(13,173)	(28,045)
Proceeds from sales of property, plant and equipment	328	275
Net cash paid in connection with business combinations	(1,696)	—
Cash used in investing activities	(14,541)	(27,970)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	3,500	(24,290)
Repayments of long-term debt	(175,700)	—
Repurchases of common stock	—	(11,574)
Cash used in financing activities	(172,200)	(35,864)
Effect of exchange rate changes	2,056	1,698
Decrease in cash and cash equivalents	(171,656)	(73,027)
Cash and cash equivalents at beginning of period	899,151	869,801
Cash and cash equivalents at end of period	$727,495	$796,774
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,448	$9,266
Income taxes (excludes refunds of $0.2 million and $1.3 million, respectively)	$5,246	$7,447

See accompanying notes.

(1) Amounts for the three months ended December 27, 2008 have been revised (see Note 1 to the condensed consolidated financial statements).

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Sanmina-SCI Corporation (“the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all normal recurring and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 3, 2009, included in the Company’s 2009 Annual Report on Form 10-K.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Results of operations for the three months ended January 2, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2010 will be 52 weeks, whereas fiscal 2009 was a 53-week year, with the extra week in the fourth fiscal quarter. All references to years relate to fiscal years unless otherwise noted.

In accordance with SFAS No. 165, “Subsequent Events” (ASC Topic 855, Subsequent Events), the Company evaluated subsequent events through February 5, 2010, the date at which the financial statements were issued.

Revision of Prior Period Financial Statements

During the three months ended January 2, 2010, the Company identified errors in the amount of $17.7 million, including penalties, related to an unrecorded tax position at one of its foreign subsidiaries. These errors primarily affected the Company’s 2005 financial statements. Additionally, unrecorded interest expense resulting from the errors for the period from 2006 through 2009 was $6.4 million. The Company concluded that these errors were not material to any of its prior period financial statements under the guidance of Staff Accounting Bulletin No. 99, “Materiality”. Although the errors were and continue to be immaterial to prior periods, because of the significance of the out-of-period correction in the current period, the Company applied the guidance of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, and revised its prior period financial statements.

As a result of the revisions, long-term liabilities were increased and stockholders’ equity was decreased by $24.1 million as of October 3, 2009. Additionally, the provision for income taxes for the three months ended December 27, 2008 was increased by $0.4 million.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 166 (SFAS No. 166), “Accounting for Transfers of Financial Assets an amendment to FASB Statement No. 140” (ASC Topic 860, Transfer and Pricing). SFAS No. 166 eliminates the concept of a qualifying special-purpose entity (“QSPE”), creates more stringent conditions for reporting a transfer of a portion of financial assets as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 will be effective for the Company in the first quarter of 2011. The Company currently uses a QSPE in conjunction with sales of accounts receivable from customers in the United States. Upon adoption of SFAS No. 166, the Company will be required to consolidate the QSPE if it is still in existence. The Company plans to implement an accounts receivable sales program that does not require use of a QSPE prior to adoption of this standard.

Note 2. Inventories

Components of inventories were as follows:

	As of
	January 2, 2010	October 3, 2009
	(In thousands)
Raw materials	$545,648	$500,666
Work-in-process	128,656	118,531
Finished goods	104,022	142,194
Total	$778,326	$761,391

Note 3. Fair Value

Fair Value Option for Long-term Debt

The Company has elected not to record its long-term debt instruments at fair value, but has measured them at fair value for disclosure purposes. The estimated fair values of the Company’s long-term debt instruments, based on quoted market prices as of January 2, 2010, were as follows:

	Fair Value	Carrying Amount
	(In thousands)
6.75% Senior Subordinated Notes due 2013 (“6.75% Notes”)	$393,000	$400,000
$300 Million Senior Floating Rate Notes due 2014 (“2014 Notes”)	$235,208	$257,410
8.125% Senior Subordinated Notes due 2016	$596,250	$600,000

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The Company’s financial assets and financial liabilities are as follows:

·             Money market funds

·             Mutual funds

·             Time deposits

·             Corporate bonds

·             Foreign currency forward contracts

·             Interest rate swaps

SFAS No. 157, “Fair Value Measurements” (ASC Topic 820, Fair Value Measurements and Disclosures), defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability.

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

Level 3:	Inputs that are unobservable to the valuation methodology which are significant to the measurement of the fair value of assets or liabilities.

The following table presents information as of January 2, 2010 with respect to assets and liabilities measured at fair value on a recurring basis:

		Presentation in the Condensed Consolidated Balance Sheet
	Fair Value Measurements Using Level 1, Level 2 or Level 3	Cash and cash equivalents	Prepaid expenses and other current assets	Other assets	Accrued liabilities	Other long-term liabilities
		(In thousands)
Assets:
Money Market Funds	Level 1	$243,373	$—	$—	$—	$—
Mutual Funds	Level 2	—	—	1,253	—	—
Time Deposits	Level 1	73,182	—	—	—	—
Corporate Bonds — Foreign Real Estate	Level 2	—	—	2,810	—	—
Derivatives not designated as hedging instruments under FAS 133: Foreign Currency Forward Contracts	Level 2	—	8,033	—	—	—
Total assets measured at fair value		$316,555	$8,033	$4,063	$—	$—

Liabilities:
Derivatives designated as hedging instruments under FAS 133: Interest Rate Swaps	Level 2	$—	$—	$—	$—	$(30,202)
Derivatives not designated as hedging instruments under FAS 133: Foreign Currency Forward Contracts	Level 2	—	—	—	(3,245)	—
Total liabilities measured at fair value		$—	$—	$—	$(3,245)	$(30,202)

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its Board of Directors that allow participants to defer payment of part or all of their compensation. Assets and liabilities associated with these plans of approximately $11.0 million as of January 2, 2010 are recorded as other non-current assets and other long-term liabilities in the condensed consolidated balance sheet. The Company’s results of operations are not significantly affected by these plans since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the above table.

The Company values derivatives using the income approach, observable Level 2 market expectations at the measurement date, and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled to transact. The Company seeks high quality counterparties for all its financing arrangements. For interest rate swaps, Level 2 inputs include futures contracts on LIBOR for the first three years, swap rates beyond three years at commonly quoted intervals, and credit default swap rates for the Company and relevant counterparties. For currency contracts, Level 2 inputs include foreign currency spot and forward rates, interest rates and credit default swap rates at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements. SFAS No. 157 (ASC Topic 820) requires the fair value measurement of an asset or liability to reflect the nonperformance risk of the entity and the counterparty. Therefore, the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has been considered in the fair value measurement of derivative instruments. The effect of nonperformance risk on the fair value of foreign currency forward contracts was not material as of January 2, 2010.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures assets held-for-sale at fair value on a nonrecurring basis since these assets are subject to fair value adjustments only when the carrying amount of such assets exceeds the fair value of such assets or such assets have been previously impaired and the fair value exceeds the carrying amount by less than the amount of the impairment that has been recognized. Level 2 inputs consist of independent third party valuations based on market comparables. As of January 2, 2010, the fair value of assets held-for-sale was significantly higher than the carrying amount of such assets.

Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign exchange rate risk.

Interest rate swaps are entered into on occasion to manage interest rate risk associated with the Company's borrowings. The Company has $257.4 million of floating rate notes outstanding as of January 2, 2010 and has entered into interest rate swap agreements with two independent swap counterparties to hedge its interest rate exposure. The swap agreements, with an aggregate notional amount of $257 million and expiration dates in 2014, effectively convert the variable interest rate obligation to a fixed interest rate obligation and are accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivatives and Hedging Instruments” (ASC Topic 815, Derivatives and Hedging). Under terms of the swap agreements, the Company pays the independent swap counterparties a fixed rate of 5.594% and, in exchange, the swap counterparties pay the Company an interest rate equal to the three-month LIBOR. These swap agreements effectively fix the interest rate at 8.344% through 2014.

Forward contracts on various foreign currencies are entered into monthly to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in foreign currencies.

The Company’s primary foreign currency cash flows are in certain Asian and European countries, Brazil and Mexico. The Company utilizes foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from forecasted sales denominated in currencies different from those for cost of sales and other expenses. These contracts are typically one month in duration and are accounted for as cash flow hedges under SFAS No. 133 (ASC Topic 815).

The Company also enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts have maturities of one month and are not designated as accounting hedges under SFAS No. 133 (ASC Topic 815). Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income, net, in the condensed consolidated statements of operations. For the three months ended January 2, 2010, the Company recorded a gain of $2.1 million associated with these forward contracts, which substantially offset the loss on the underlying hedged items.

As of January 2, 2010, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

Foreign Currency Forward Contracts	Number of Contracts	Notional Amount (USD in thousands)
		Designated	Non-designated
Buy MYR (Malaysian Ringgit)	3	$2,912	$3,902
Buy HUF (Hungarian Forint)	4	2,353	5,202
Buy THB (Thailand Baht)	2	1,779	4,093
Buy SGD (Singapore Dollars)	3	4,202	71,145
Buy MXN (Mexican Pesos)	5	9,683	20,192
Buy ILS (Israel New Shekels)	5	4,853	5,928
Buy INR (Indian Rupee)	1	—	4,613
Buy CAD (Canadian Dollars)	2	—	2,172
Buy HKD (Hong Kong Dollars)	1	—	2,038
Buy JPY (Japanese Yen)	2	—	11,430
Buy SEK (Sweden Krona)	1	—	32,527
Sell EUR (Euros)	4	6,729	167,281
Sell HUF (Hungarian Forint)	1	—	3,788
Sell BRL (Brazilian Real)	1	—	6,583
Sell CNY (Chinese Renminbi)	1	—	23,657
Sell GBP (Great British Pounds)	1	—	2,732
Sell CAD (Canadian Dollars)	1	—	2,455
Total notional amount		$32,511	$369,738

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings and were not material for the three months ended January 2, 2010. As of January 2, 2010, AOCI related to foreign currency forward contracts was not material and AOCI related to interest rate swaps was a loss of $30.0 million, of which $12.5 million is expected to be amortized to interest expense over the next 12 months.

The following table presents the effect of cash flow hedging relationships on the Company’s condensed consolidated statement of operations for the three months ended January 2, 2010:

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In thousands)		(In thousands)
Interest rate swaps	$537	Interest expense	$(3,127)
Foreign currency forward contracts	(499)	Cost of sales	(396)
Total	$38		$(3,523)

Note 4. Debt

Long-term debt consisted of the following:
	As of
	January 2, 2010	October 3, 2009
	(In thousands)
$300 Million Senior Floating Rate Notes due 2010 (“2010 Notes”)	$—	$175,700
6.75% Senior Subordinated Notes due 2013 (“6.75% Notes”)	400,000	400,000
$300 Million Senior Floating Rate Notes due 2014 (“2014 Notes”)	257,410	257,410
8.125% Senior Subordinated Notes due 2016	600,000	600,000
Unamortized Interest Rate Swaps	4,267	4,604
Total	1,261,677	1,437,714
Less: current portion (2010 Notes)	—	(175,700)
Total long-term debt	$1,261,677	$1,262,014

On November 16, 2009, the Company redeemed all outstanding 2010 Notes in the amount of $175.7 million, at par.  The notes were redeemed prior to maturity resulting in a loss upon redemption of $0.8 million due to a write-off of related unamortized debt issuance costs.

The Company is currently subject to covenants that, among other things, place certain limitations on the Company’s ability to incur additional debt, make investments, pay dividends, and sell assets. The Company was in compliance with these covenants as of January 2, 2010.

Asset-backed Lending Facility. On November 19, 2008, the Company entered into a Loan, Guaranty and Security Agreement (the “Loan Agreement”), among the Company, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for such lenders to replace a senior credit facility which was terminated in the first quarter of 2009.

The Loan Agreement provides for a $135 million secured asset-backed revolving credit facility, subject to a reduction of between $25 million and $50 million depending on the Company’s borrowing availability, with an initial $50 million letter of credit sublimit. The facility may be increased by an additional $200 million upon obtaining additional commitments from the lenders then party to the Loan Agreement or new lenders. The Loan Agreement expires on the earlier of (i) the date that is 90 days prior to the maturity date of the 6.75% Notes if such notes are not repaid, redeemed, defeased, refinanced or reserved for under the borrowing base under the Loan Agreement prior to such date or (ii) November 19, 2013 (the “Maturity Date”). As of January 2, 2010, there were no loans and $26.3 million in letters of credit outstanding under the Loan Agreement.

Note 5. Commitments and Contingencies

Litigation and other contingencies. From time to time, the Company is a party to litigation, claims and other contingencies, including environmental matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies” (ASC Topic 450, Contingencies), or other applicable accounting standards. As of January 2, 2010, the Company had reserves of $25.2 million for these matters, which the Company believes is adequate. Such reserves are included in accrued liabilities or other long-term liabilities on the condensed consolidated balance sheet.

During the three months ended January 2, 2010, the Company received $35.6 million of cash in connection with a litigation settlement. This amount has been recognized in earnings and is included in other income, net on the condensed consolidated statement of operations.

Warranty Reserve.  The following table presents information with respect to the warranty reserve, which is included in accrued liabilities in the condensed consolidated balance sheets:

	As of
	January 2, 2010	December 27, 2008
	(In thousands)
Beginning balance – end of prior year	$15,716	$18,974
Additions to accrual	4,366	2,415
Utilization of accrual	(2,771)	(4,444)
Ending balance – current quarter	$17,311	$16,945

Note 6. Income Tax

The Company’s provision for income taxes was a benefit of $6.5 million and an expense of $2.4 million for the three months ended January 2, 2010 and December 27, 2008, respectively. Various factors affect the provision for income tax expense, including the geographic composition of pre-tax income (loss), expected annual pre-tax income (loss), implementation of tax planning strategies and possible outcomes of audits and other uncertain tax positions. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

As of January 2, 2010, the Company had a long-term liability of $44.1 million, including interest, for net unrecognized tax benefits. This amount, if recognized, would result in a reduction of the Company’s effective tax rate. During the three months ended January 2, 2010, the Company’s liability increased $1.8 million for current year positions and interest and decreased $12.3 million for prior year positions due to favorable conclusions with foreign tax authorities. The Company’s policy is to classify interest and penalties on unrecognized tax benefits as income tax expense. It is reasonably possible that net unrecognized tax benefits as of January 2, 2010 could significantly increase or decrease within the next 12 months based on final determinations by taxing authorities and resolution of any disputes by the Company; however, such changes cannot be reasonably estimated.

In general, the Company is no longer subject to United States of America federal or state income tax examinations for years before 2004, except to the extent that tax attributes in these years were carried forward to years remaining open for audit, and to examinations for years prior to 2001 in its major foreign jurisdictions.

Note 7. Restructuring Costs

Costs associated with restructuring activities, other than those activities related to business combinations, are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (ASC Topic 420, Exit or Disposal Cost Obligations), or SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” (ASC Topic 712, Compensation - Nonretirement Postemployment Benefits), as applicable. Pursuant to SFAS No. 112 (ASC Topic 712), restructuring costs related to employee severance are recorded when probable and estimable based on the Company’s policy with respect to severance payments. For all other restructuring costs, a liability is recognized in accordance with SFAS No. 146 (ASC Topic 420) only when incurred.

2009 Restructuring Plan

During the first quarter of 2009, the Company initiated a restructuring plan as a result of a slowdown in the global electronics industry and worldwide economy. The plan was designed to improve capacity utilization levels and reduce costs by consolidating manufacturing and other activities in locations with higher efficiencies and lower costs. Costs associated with this plan are expected to include employee severance, costs related to facilities and equipment that are no longer in use, and other costs associated with the exit of certain contractual arrangements due to facility closures. All actions under this plan were initiated and substantially completed in 2009 and costs for this plan are expected to be in the range of $45 million to $50 million, of which $43 million had been incurred as of January 2, 2010. Below is a summary of restructuring costs associated with facility closures and other consolidation efforts implemented under this plan:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Assets or Redundant Assets
	Cash	Cash	Non-Cash	Total
		(In thousands)
Balance at October 3, 2009	$5,580	$2,141	$—	$7,721
Charges to operations	140	1,739	206	2,085
Charges utilized	(2,568)	(2,280)	(206)	(5,054)
Reversal of accrual	(404)	—	—	(404)
Balance at January 2, 2010	$2,748	$1,600	$—	$4,348

Restructuring Plans — Prior to 2009

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were initiated prior to 2009:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Assets or Redundant Assets
	Cash	Cash	Non-Cash	Total
		(In thousands)
Balance at October 3, 2009	$5,175	$1,504	$—	$6,679
Charges to operations	479	384	1,094	1,957
Charges utilized	(1,057)	(784)	(1,094)	(2,935)
Reversal of accrual	(280)	(20)	—	(300)
Balance at January 2, 2010	$4,317	$1,084	$—	$5,401

During the first quarter of 2010, the Company recorded restructuring charges for employee termination costs for approximately 60 terminated employees.

All Restructuring Plans

In connection with all of the Company’s restructuring plans, restructuring costs of $9.7 million were accrued as of January 2, 2010. The Company expects to pay the majority of these costs during the remainder of 2010.

Note 8. Earnings Per Share

Basic and diluted amounts per share are calculated by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended
	January 2, 2010	December 27, 2008
	(In thousands, except per share data)
Numerator:
Net income (loss)	$59,382	$(25,673)

Denominator:
Weighted average number of shares
—basic	78,615	87,219
—diluted	80,575	87,219

Net income (loss) per share:
—basic	$0.76	$(0.29)
—diluted	$0.74	$(0.29)

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect:

	Three Months Ended
	January 2, 2010	December 27, 2008
	(In thousands)
Potentially dilutive securities:
Employee stock options	6,529	7,741
Restricted stock awards and units	324	607
Total	6,853	8,348

Securities are anti-dilutive either because the exercise price was higher than the Company’s stock price, the application of the treasury stock method resulted in an anti-dilutive effect or the Company incurred a net loss.

Note 9. Comprehensive Income (Loss)

Other comprehensive income (loss), net of tax as applicable, was as follows:

	Three Months Ended
	January 2, 2010	December 27, 2008
	(In thousands)
Net income (loss)	$59,382	$(25,673)
Other comprehensive income (loss):
Foreign currency translation adjustments and other	(1,467)	(7,199)
Unrealized holding gains (losses) on derivative financial instruments	3,561	(28,727)
Minimum pension liability	(74)	(1,092)
Comprehensive income (loss)	$61,402	$(62,691)

The net unrealized gain (loss) on derivative financial instruments is primarily attributable to changes in the fair market value of the Company’s liability under its interest rate swaps. The fair market value of the interest rate swaps changes primarily as a result of movements in LIBOR.

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	January 2, 2010	October 3, 2009
	(In thousands)
Foreign currency translation adjustments	$92,381	$93,848
Unrealized holding losses on derivative financial instruments	(30,028)	(33,589)
Unrecognized net actuarial loss and unrecognized transition cost related to pension plans	(7,983)	(7,909)
Total	$54,370	$52,350

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

Geographic information is as follows:
	Three Months Ended
	January 2, 2010	December 27, 2008
	(In thousands)
Net sales
Domestic	$303,189	$339,483
Mexico	306,611	328,179
China	418,562	241,297
Singapore	144,721	155,443
Other international	305,219	354,862
Total	$1,478,302	$1,419,264

Operating income (loss)
Domestic	$(12,186)	$(19,139)
International	51,844	21,075
Total	$39,658	$1,936

Sales are attributable to the country in which the product is manufactured. Except for those countries noted above, no other foreign country’s sales exceeded 10% of the Company’s total net sales in the first quarter of 2010 or 2009. Additionally, one customer represented 12% of the Company’s net sales during the first quarter of 2010. No customer represented more than 10% of the Company’s net sales during the first quarter of 2009.

Note 11. Stock-Based Compensation

Stock compensation expense was as follows:

	Three Months Ended
	January 2, 2010	December 27, 2008
	(In thousands)
Cost of sales	$2,066	$1,865
Selling, general and administrative	2,487	2,212
Research and development	99	85
Total	$4,652	$4,162

	Three Months Ended
	January 2, 2010	December 27, 2008
	(In thousands)
Stock options	$3,127	$2,468
Restricted stock awards	14	183
Restricted stock units	1,511	1,511
Total	$4,652	$4,162

As of January 2, 2010, an aggregate of 15.0 million shares were authorized for future issuance and 1.0 million shares of common stock were available for grant under the Company's stock plans, which include stock options and restricted stock awards and units.

Stock Options

Assumptions used to estimate the fair value of stock options granted were as follows:

	Three Months Ended
	January 2, 2010	December 27, 2008
Volatility	81.07%	83.90%
Risk-free interest rate	2.32%	2.67%
Dividend yield	0%	0%
Expected life	5.0 years	5.0 years

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding, October 3, 2009	11,106	16.00	8.11	26,008
Granted	1,141	8.86
Exercised/Cancelled/Forfeited/Expired	(189)	30.94
Outstanding, January 2, 2010	12,058	15.09	8.07	30,216
Vested and expected to vest, January 2, 2010	10,476	16.24	7.92	24,309
Exercisable, January 2, 2010	4,670	27.16	6.44	2,614

The weighted-average grant date fair value of stock options granted during the three months ended January 2, 2010 and December 27, 2008 was $5.81 per share and $1.98 per share, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company’s closing stock price on the date indicated.

As of January 2, 2010 unrecognized compensation expense related to stock options was $31.9 million and is expected to be recognized over a weighted average period of 3.3 years.

Restricted Stock Units

The Company grants restricted stock units to executive officers, directors and certain management employees. These units vest over periods ranging from one to four years and are automatically exchanged for shares of common stock at the vesting date. Compensation expense associated with these units is recognized ratably over the vesting period.

As of January 2, 2010, unrecognized compensation expense related to restricted stock units was $8.4 million, and is expected to be recognized over a weighted average period of 1.6 years.

Activity with respect to the Company’s non-vested restricted stock units was as follows:

	Number of Shares	Weighted- Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Non-vested restricted stock units at October 3, 2009	737	16.17	0.41	6,494
Granted	857	8.82
Vested /Cancelled	(20)	13.89
Non-vested restricted stock units at January 2, 2010	1,574	12.20	1.63	14,493
Non-vested restricted stock units expected to vest at January 2, 2010	1,212	12.20	1.63	11,160

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

Since late in 2008, the business environment has become challenging due to adverse global economic conditions. These conditions have slowed global economic growth and have resulted in recessions in many countries, including the U.S., Europe and certain countries in Asia.  Although these conditions have improved recently, many of the industries to which we provide products have experienced significant financial difficulty. Such significant financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand from these financially distressed customers, the potential inability of these companies to make full payment on amounts owed to us, or both.

We operate on a 52 or 53 week year ending on the Saturday nearest to September 30. Fiscal 2010 will be a 52 weeks year, whereas fiscal 2009 was a 53-week year, with the extra week in the fourth fiscal quarter. All references to years relate to fiscal years unless otherwise noted.

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented 50.6% and 47.5% of our net sales for the first quarter of 2010 and 2009, respectively. One customer represented 12% of our net sales during the first quarter of 2010. No customer represented 10% or more of our net sales during the first quarter of 2009.

A significant portion of our manufacturing is performed in international locations. Sales derived from products manufactured in international operations during the first quarter of 2010 and 2009 were 79.5% and 76.1%, respectively, of our total net sales. The concentration of international operations has resulted from a desire on the part of many of our customers to source production in lower cost locations such as Asia, Latin America and Eastern Europe. We expect this trend to continue.

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

For a complete description of our key critical accounting policies and estimates, refer to our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 1, 2009.

Results of Operations

Key operating results

	Three Months Ended
	January 2, 2010	December 27, 2008
	(In thousands)
Net sales	$1,478,302	$1,419,264
Gross profit	$109,687	$83,798
Operating income	$39,658	$1,936
Net income (loss)	$59,382	$(25,673)

Net income for the first quarter of 2010 includes restructuring and integration costs of $3.3 million and other income of $35.6 million in connection with a legal settlement. Net loss for the first quarter of 2009 includes restructuring and integration costs of $9.2 million and a $10 million reduction in gross profit associated with Nortel Networks’ petition for reorganization under bankruptcy law.

Key performance measures

	Three Months Ended
	January 2, 2010	October 3, 2009
Days sales outstanding (1)	43	49
Inventory turns (2)	7.1	6.4
Accounts payable days (3)	54	57
Cash cycle days (4)	41	48

(1)	Days sales outstanding, or DSO, is calculated as the ratio of average accounts receivable, net, to average daily net sales for the quarter.
(2)	Inventory turns (annualized) are calculated as the ratio of four times our cost of sales for the quarter to average inventory.
(3)
Accounts payable days is calculated as the ratio of 365 days divided by accounts payable turns, in which accounts payable turns is calculated as the ratio of four times our cost of sales for the quarter to average accounts payable.

(4)	Cash cycle days is calculated as the ratio of 365 days to inventory turns, plus days sales outstanding minus accounts payable days.

Net Sales

Net sales for the first quarter of 2010 increased 4.2%, or $0.1 billion, to $1.5 billion from $1.4 billion in the first quarter of 2009. The increase was primarily the result of improved demand in most of our end markets. Sales increased $54.9 million in our high-end computing end market, $37.1 million in our industrial, defense and medical end market and $32.4 million in our multimedia end market, partially offset by a decrease of $65.4 million in our communications end market.

Gross Margin

Gross margin was 7.4% and 5.9% for the first quarter of 2010 and 2009, respectively.  The increase was primarily a result of cost reduction initiatives implemented in prior periods and the profit contribution from increased business volume. In addition, in the first quarter of 2009, we recorded an adjustment related to a petition for reorganization under bankruptcy law by one of our customers, Nortel Networks, which reduced gross profit by $10 million.

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

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses were $62.4 million, or 4.2% of net sales, and $63.0 million, or 4.4% of net sales, in the first quarter of 2010 and 2009, respectively.

Research and Development

Research and development expenses were $3.1 million, or 0.2% of net sales, and $4.2 million, or 0.3% of net sales, in the first quarter of 2010 and 2009, respectively.  The decrease was primarily the result of cost reduction initiatives throughout the Company.

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

2009 Restructuring Plan

During the first quarter of 2009, we initiated a restructuring plan as a result of the slowdown in the global electronics industry and worldwide economy. The plan was designed to improve capacity utilization levels and reduce costs by consolidating manufacturing and other activities in locations with higher efficiencies and lower costs. Costs associated with this plan are expected to include employee severance, costs related to owned and leased facilities and equipment that are no longer in use, and other costs associated with the exit of certain contractual arrangements due to facility closures. All actions under this plan were initiated and substantially completed during 2009 and costs for this plan are expected to be in the range of $45 million to $50 million of which $43 million had been incurred as of January 2, 2010. Below is a summary of restructuring costs associated with facility closures and other consolidation efforts implemented under this plan:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Assets or Redundant Assets
	Cash	Cash	Non-Cash	Total
		(In thousands)
Balance at October 3, 2009	$5,580	$2,141	$—	$7,721
Charges to operations	140	1,739	206	2,085
Charges utilized	(2,568)	(2,280)	(206)	(5,054)
Reversal of accrual	(404)	—	—	(404)
Balance at January 2, 2010	$2,748	$1,600	$—	$4,348

Restructuring Plans — Prior to 2009

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were initiated prior to 2009:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Assets or Redundant Assets
	Cash	Cash	Non-Cash	Total
		(In thousands)
Balance at October 3, 2009	$5,175	$1,504	$—	$6,679
Charges to operations	479	384	1,094	1,957
Charges utilized	(1,057)	(784)	(1,094)	(2,935)
Reversal of accrual	(280)	(20)	—	(300)
Balance at January 2, 2010	$4,317	$1,084	$—	$5,401

During the first quarter of 2010, we recorded restructuring charges for employee termination benefits for approximately 60 employees. We have substantially completed our actions under these prior year restructuring plans.

All Restructuring Plans

In connection with all of our restructuring plans, restructuring costs of $9.7 million were accrued as of January 2, 2010. We expect to pay the majority of these costs during the remainder of 2010.

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

Asset Impairment

During the first quarter of 2010, we did not record any impairment charges. During the first quarter of 2009, we recorded an impairment charge of $3.8 million related to a decline in the fair value of certain properties held-for-sale.

Interest Income and Expense

Interest income was $0.4 million and $3.5 million in the first quarter of 2010 and 2009, respectively. The decrease was primarily attributable to lower interest rates during 2010.

Interest expense was $26.8 million and $29.2 million in the first quarter of 2010 and 2009, respectively. The decrease was caused by a significant reduction in LIBOR during the first quarter of 2010. This reduced interest expense on our un-hedged variable rate debt. Additionally, our average debt balance was lower in the first quarter of 2010 due to the redemption of $175.7 million of debt in November 2009.

Other Income, net

Other income, net was $39.7 million and $0.6 million in the first quarter of 2010 and 2009, respectively. The increase is primarily attributable to a $35.6 million gain on litigation settlement in the first quarter of 2010.

Provision for Income Taxes

We estimate our annual effective tax rate at the end of each quarterly period. Our estimate takes into account the geographic mix of our pre-tax income (loss), our expected annual pre-tax income (loss), implementation of tax planning strategies and possible outcomes of audits and other uncertain tax positions. To the extent there are fluctuations in any of these variables during a period, our provision for income taxes may vary. Our provision for income taxes was a benefit of $6.5 million in the first quarter of 2010, compared to an expense of $2.4 million in the first quarter of 2009.  The income tax benefit of $6.5M resulted primarily from favorable resolution of a $12.3 million uncertain tax position in a foreign jurisdiction.

Liquidity and Capital Resources

	Three Months Ended
	January 2, 2010	December 27, 2008
	(Unaudited)
	(In thousands)
Net cash provided by (used in):
Operating activities	$13,029	$(10,891)
Investing activities	(14,541)	(27,970)
Financing activities	(172,200)	(35,864)
Effect of exchange rate changes on cash and cash equivalents	2,056	1,698
Decrease in cash and cash equivalents	$(171,656)	$(73,027)

Cash and cash equivalents were $727.5 million at January 2, 2010 and $899.2 million at October 3, 2009. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, the extent and timing of sales of accounts receivable, borrowings under credit facilities and other factors. Our working capital was $1.3 billion as of January 2, 2010 and October 3, 2009.

Net cash provided by (used in) operating activities was $13.0 million and $(10.9) million in the first quarter of 2010 and 2009, respectively. Cash flows from operating activities consist of: 1) net income (loss) adjusted to exclude non-cash items such as depreciation and amortization, stock-based compensation expense, etc., which generated $85.5 million of cash in the first quarter of 2010; and 2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, and accrued liabilities and other long-term liabilities, which utilized $72.5 million of cash in the first quarter of 2010.

In the first quarter of 2010, we generated $85.5 million of cash from net income, excluding non-cash items. Of this amount, $35.6 million was received in connection with a litigation settlement.

Additionally, during the first quarter of 2010, we utilized $72.5 million of cash due to an increase in net operating assets. Our net operating assets increased primarily as a result of increasing business volume, as net sales increased approximately 9% from the prior quarter and 22% from two quarters ago. Although we utilized cash by increasing our net operating assets, we were able to improve our working capital metrics for accounts receivable and inventory. Our days sales outstanding (“DSO”) (a measure of how quickly we collect our accounts receivable) decreased to 43 days at January 2, 2010 from 49 days at October 3, 2009, primarily as a result of improved revenue linearity throughout the quarter and our continuing focus on timely collections from customers. In absolute dollars, inventory increased $16.9 million, but due to higher sales levels our inventory turns increased to 7.1 turns during the three months ended January 2, 2010 from 6.4 turns during the three months ended October 3, 2009. Partially mitigating the change in working capital metrics for accounts receivable and inventory was our accounts payable days (a measure of how quickly we pay our suppliers), which decreased to 54 days for the three months ended January 2, 2010, from 57 days for the three months ended October 3, 2009 due primarily to a change in the linearity of our material purchases throughout the first quarter of 2010 versus the fourth quarter of 2009.

Net cash used in investing activities was $14.5 million and $28.0 million for the first quarter of 2010 and 2009, respectively. During the first quarter of 2010, we used $13.2 million of cash for capital expenditures and $1.7 million in connection with business combinations. During the first quarter of 2009, we used $28.0 million for capital expenditures.

Net cash used in financing activities was $172.2 million and $35.9 million for the first quarter of 2010 and 2009, respectively. During the first quarter of 2010, we redeemed $175.7 million of long-term debt. During the first quarter of 2009, we repurchased 21.0 million shares of our common stock for $11.6 million and posted collateral of $24.3 million in the form of cash against certain of our collateralized obligations.

Sales of Accounts Receivable. Certain of our subsidiaries have entered into agreements that permit them to sell specified accounts receivable. Proceeds from accounts receivable sales under these agreements were $22.2 million and zero for the first quarter of 2010 and 2009, respectively. Proceeds from sales of accounts receivable are included in cash flows from operating activities in the condensed consolidated statement of cash flows.

Other Liquidity Matters.

Challenging economic conditions and tightening of credit markets have increased the risk of delinquent or uncollectible accounts receivable. Additionally, such factors have negatively affected our sales, net income and operating cash flows. We expect this trend to continue in the near term.

On January 14, 2009, one of our customers, Nortel Networks, filed a petition for reorganization under bankruptcy law. As a result, we performed an analysis as of December 27, 2008 to quantify our potential exposure, considering factors such as which legal entities of the customer are included in the bankruptcy reorganization, future demand from Nortel Networks, and administrative and reclamation claim priority. As a result of the analysis, we determined that certain accounts receivable may not be collectible and therefore deferred recognition of revenue in the amount of $5.0 million for shipments made in the first quarter of 2009. Additionally, we determined that certain inventory balances may not be recoverable and provided a reserve for such inventories in the amount of $5.0 million in the first quarter of 2009. Our estimates are based on information currently available to us and are subject to change as additional information becomes available.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental matters and examinations and investigations by government agencies. As of January 2, 2010, we had reserves of $25.2 million related to such matters. We may not be able to accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters. We received a payment of $35.6 million in connection with a litigation settlement in December 2009.

As of January 2, 2010, we have a liability of $44.1 million for uncertain tax positions. Our estimate of our liability for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties), that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability.

We have entered into, and continue to enter into, various transactions that periodically require collateral. These obligations have historically arisen from customs, import/export, VAT, utility services, debt financing, foreign exchange contracts and interest rate swaps. We have collateralized, and may from time to time collateralize, such obligations as a result of counterparty requirements or for economic reasons. As of January 2, 2010, we had collateral of $15.6 million in the form of cash against certain of our collateralized obligations. Cash used for collateral reduces our cash available for other purposes.

Our debt agreements currently contain a number of restrictive covenants, including prohibitions on incurring additional debt, making investments and other restricted payments, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. We were in compliance with these covenants as of January 2, 2010. However, we may be required to seek waivers or amendments to certain covenants for our debt instruments if we are unable to comply with the requirements of the covenants in the future. We may not be able to obtain such waivers or amendments on terms acceptable to us or at all, and, in such case, these covenants could materially adversely impact our ability to conduct our business or carry out our restructuring plans.

Our next debt maturity is in 2013. We may, however, consider early redemptions of our debt in future periods, possibly using proceeds from additional debt or equity financings. In addition to our existing covenant requirements, future debt financing may require us to comply with financial ratios and covenants. Equity financing, if required, may result in dilution to existing stockholders.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of our outstanding debt. Our primary sources of liquidity include cash of $727.5 million, our $135 million credit facility, our $250 million accounts receivable sales program and cash generated from operations. We may also generate cash from asset sales. As of January 2, 2010, we were eligible to borrow $76.2 million under our credit facility.

We believe our existing cash resources and other sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements through at least the next 12 months. Should demand for our services decrease significantly over the next 12 months or we experience increases in delinquent or uncollectible accounts receivable, our cash provided by operations would be adversely impacted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. As of January 2, 2010, we had no short-term investments.

As of January 2, 2010, we had $1.26 billion of debt, of which $1.0 billion bears interest at a fixed rate and $257.4 million of variable rate debt has been converted to fixed rate through the use of interest rate swaps. Accordingly, we are not exposed to changes in interest rates on our long-term debt. The effect of an immediate 10% change in interest rates would not have an impact on our results of operations.

Foreign Currency Exchange Risk

We transact business in foreign countries. Our foreign exchange policy requires that we take certain steps to limit our foreign exchange exposures related to certain assets and liabilities and forecasted cash flows. However, our policy does not require us to hedge all foreign exchange exposures. Further, foreign currency hedges are based on forecasted transactions, the amount of which may differ from that actually incurred. As a result, we experience foreign exchange gains and losses in our results of operations.

Our primary foreign currency cash flows are in certain Asian and European countries, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts typically have maturities of one month and are not designated as part of a hedging relationship in accordance with SFAS No. 133. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income, net, in the condensed consolidated statements of operations. As of January 2, 2010, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $369.7 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from forecasted sales denominated in currencies different from those for cost of sales and other expenses. These contracts are typically one month in duration and are accounted for as cash flow hedges under SFAS No. 133. The effective portion of changes in the fair value of the contracts is recorded in stockholders’ equity as a separate component of accumulated other comprehensive income and is recognized in the condensed consolidated statement of operations when the hedged item affects earnings. We had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $32.5 million as of January 2, 2010. The net impact of an immediate 10% change in exchange rates would not be material to our condensed consolidated financial statements, provided we accurately forecast our foreign currency exposure. If such forecasts are materially inaccurate, we could incur significant gains or losses.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, within the Company have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 2, 2010, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

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

Item 1A. Risk Factors Affecting Operating Results

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors Affecting Operating Results” in our Annual Report on Form 10-K for the fiscal year ended October 3, 2009, which have not materially changed other than as set forth below.

We may experience component shortages or price increases, which could cause us to delay shipments to customers and reduce our sales and net income.

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. We have experienced in the past, and may experience in the future, delays in component deliveries, which in turn could cause delays in product shipments and require the redesign of certain products. We believe some shortages are occurring, and may continue to occur, due to increased economic activity following recent recessionary conditions. Component shortages, whether anticipated or not, can increase our cost of goods sold and therefore, decrease our gross margin since we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. In addition, component shortages could prevent us from making scheduled shipments to customers and therefore, cause us to experience a shortfall in sales and adversely affect our relationship with the affected customer and our reputation generally as a reliable service provider. Finally, we may purchase components in advance of our requirements for those components as a result of a threatened or anticipated shortage. In this event, we may incur additional inventory carrying costs, for which we may not be compensated, and have a heightened risk of exposure to inventory obsolescence.

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could increase our taxes and decrease our net income.

We are subject to income and other taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and other factors. Our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our tax provisions, including through assessment of back taxes, interest and penalties. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical tax provisions which could lead to an increase in our taxes payable and a decrease in our net income.

We may be unable to obtain sufficient financing to reduce our debt levels or maintain or expand our operations, which may cause our stock price to fall and reduce the business our customers and vendors do with us.

In order to allow us to better manage our working capital requirements, we entered into a two-year global accounts receivable sales facility in June 2008 and a five-year $135 million credit facility in November 2008. Should we need additional sources of liquidity above and beyond such facilities, we cannot be certain that financing will be available on acceptable terms or at all. In addition, although we seek high quality counterparties for our financing arrangements, there can be no assurance that any such counterparty will be able to provide credit when and as required by our current or future financing arrangements. New financing arrangements, if available, could result in us issuing additional equity securities, which could cause dilution to existing stockholders. If additional or continued financing, including an expansion or renewal of the existing facilities, is not available when required, our ability to reduce our debt levels, maintain or increase our rates of production, and expand our manufacturing capacity will be harmed, which could cause our stock price to fall and reduce our customers’ and vendors’ willingness to do business with us.

Item 6. Exhibits

Exhibit Number	Description

10.42(1)	Description of Calendar 2010 Non-Employee Director Compensation Arrangements.
10.48(1)	Form of Change of Control Severance Benefit Agreement.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1(2)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2(2)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Compensatory plan in which an executive officer or director participates.

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

SANMINA-SCI CORPORATION
(Registrant)

	By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer

Date: February 5, 2010

	By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Executive Vice President and
Chief Financial Officer

Date: February 5, 2010

EXHIBIT INDEX

Exhibit Number	Description

10.42(1)	Description of Calendar 2010 Non-Employee Director Compensation Arrangements.

10.48(1)	Form of Change of Control Severance Benefit Agreement.

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

32.1(2)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2(2)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Compensatory plan in which an executive officer or director participates.

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