Form 10-Q
period 2010-04-03
SANMINA-SCI CORP
filed 2010-04-30
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010
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

Yes ☐ No ☒

As of April 28, 2010, there were 79,500,969 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	April 3, 2010	October 3, 2009
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$672,962	$899,151
Accounts receivable, net of allowances of $15,239 and $13,422, respectively	819,359	668,474
Inventories	815,652	761,391
Prepaid expenses and other current assets	80,941	78,128
Assets held for sale	70,610	68,902
Total current assets	2,459,524	2,476,046
Property, plant and equipment, net	539,322	543,497
Other	84,882	104,354
Total assets	$3,083,728	$3,123,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$884,618	$780,876
Accrued liabilities	111,554	140,926
Accrued payroll and related benefits	107,805	98,408
Current portion of long-term debt	—	175,700
Total current liabilities	1,103,977	1,195,910
Long-term liabilities:
Long-term debt	1,261,340	1,262,014
Other (1)	113,953	146,903
Total long-term liabilities	1,375,293	1,408,917
Commitments and contingencies (Note 5)
Stockholders’ equity (1)	604,458	519,070
Total liabilities and stockholders’ equity	$3,083,728	$3,123,897

See accompanying notes.

(1) Amounts as of October 3, 2009 have been revised (see Note 1 to the condensed consolidated financial statements).

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,527,451	$1,195,107	$3,005,753	$2,614,371
Cost of sales	1,409,974	1,126,517	2,778,589	2,461,983
Gross profit	117,477	68,590	227,164	152,388
Operating expenses:
Selling, general and administrative	63,557	57,055	125,972	120,042
Research and development	3,252	4,720	6,350	8,912
Amortization of intangible assets	1,059	1,023	2,237	2,673
Restructuring and integration costs	3,871	15,574	7,209	24,809
Asset impairment	500	3,384	500	7,182
Total operating expenses	72,239	81,756	142,268	163,618

Operating income (loss)	45,238	(13,166)	84,896	(11,230)

Interest income	597	1,829	978	5,279
Interest expense	(26,580)	(28,112)	(53,357)	(57,295)
Other income, net	120	4,923	39,775	5,476
Interest and other income, net	(25,863)	(21,360)	(12,604)	(46,540)

Income (loss) before income taxes	19,375	(34,526)	72,292	(57,770)
Provision for income taxes (1)	9,284	3,412	2,819	5,841
Net income (loss)	$10,091	$(37,938)	$69,473	$(63,611)

Net income (loss) per share:
Basic	$0.13	$(0.45)	$0.88	$(0.74)
Diluted	$0.12	$(0.45)	$0.85	$(0.74)

Weighted average shares used in computing per share amounts:
Basic	79,001	83,453	78,808	85,410
Diluted	82,782	83,453	81,773	85,410

See accompanying notes.

(1) Amounts for the three and six months ended March 28, 2009 have been revised (see Note 1 to the condensed consolidated financial statements).

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 3, 2010	March 28, 2009
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss) (1)	$69,473	$(63,611)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	42,671	44,781
Stock-based compensation expense	10,004	8,488
Non-cash restructuring costs	1,725	1,770
Provision (benefit) for doubtful accounts, product returns and other net sales adjustments	737	(1,141)
Deferred income taxes	(173)	2,899
Asset impairment	500	8,182
(Gain) loss on extinguishment of debt	828	(13,490)
Other, net	(4,478)	(585)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(154,117)	266,942
Inventories	(54,966)	96,996
Prepaid expenses and other assets	7,819	26,785
Accounts payable	102,391	(209,319)
Accrued liabilities and other long-term liabilities (1)	(41,584)	(82,500)
Cash provided by (used in) operating activities	(19,170)	86,197
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Net purchases of long-term investments	—	(200)
Purchases of property, plant and equipment	(35,664)	(44,691)
Proceeds from sales of property, plant and equipment	779	588
Net cash paid in connection with business combinations	(2,293)	—
Cash used in investing activities	(37,178)	(44,303)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	2,784	(25,380)
Repayments of long-term debt	(175,700)	(19,597)
Proceeds from issuances of common stock, net	2,105	—
Repurchases of common stock	—	(19,196)
Cash used in financing activities	(170,811)	(64,173)
Effect of exchange rate changes	970	3,975
Decrease in cash and cash equivalents	(226,189)	(18,304)
Cash and cash equivalents at beginning of period	899,151	869,801
Cash and cash equivalents at end of period	$672,962	$851,497
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$48,693	$53,724
Income taxes (excludes refunds of $1.7 million and $1.8 million for the six months ended April 3, 2010 and March 28, 2009, respectively)	$22,754	$16,575

See accompanying notes.

(1) Amounts for the six months ended March 28, 2009 have been revised (see Note 1 to the condensed consolidated financial statements).

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

Results of operations for the six months ended April 3, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company operates on a 52 or 53-week year ending on the Saturday nearest September 30. Fiscal 2010 will be a 52-week year, whereas fiscal 2009 was a 53-week year, with the extra week in the fourth fiscal quarter. All references to years relate to fiscal years unless otherwise noted.

During the fourth quarter of 2009, the Board of Directors of the Company authorized a reverse split of the Company’s common stock at a ratio of one-for-six, effective August 14, 2009. All previously reported share and per share amounts have been restated in the accompanying condensed consolidated financial statements and related notes to reflect the reverse stock split.

Correction of an Immaterial Error

During the three months ended April 3, 2010, the Company corrected an error in the amount of $5.5 million to increase the estimated loss for certain product development design arrangements. The adjustment to estimated losses for these arrangements should have been recognized during the three months ended January 2, 2010. The impact of correcting the error resulted in an increase to cost of sales of $5.5 million, a reduction to gross margin of $5.5 million, and a reduction to net income of $4.5 million during the three months ended April 3, 2010. There was no impact for the six months ended April 3, 2010.

Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (ASC 270, Accounting Changes in Interim Periods) and Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (ASC 250, Accounting Changes and Error Corrections), that incorporates SEC Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company does not believe the impact of this error is material to its financial statements for the three months ended January 2, 2010 or April 3, 2010. Additionally, there is no impact to the year to date 2010 consolidated financial results. As a result of this assessment, the error was corrected in the Company’s condensed consolidated financial statements during the second quarter of 2010.

Revision of Prior Period Financial Statements

During the first quarter of 2010, the Company identified errors in the amount of $17.7 million, including penalties, related to an unrecorded tax position at one of its foreign subsidiaries. These errors primarily affected the Company’s 2005 financial statements. Additionally, unrecorded interest expense resulting from the errors for the period from 2006 through 2009 was $6.4 million. The Company concluded that these errors were not material to any of its prior period financial statements under the guidance of SAB No. 99, “Materiality”. Although the errors were and continue to be immaterial to prior periods, because of the significance of the out-of-period correction in the first quarter of 2010, the Company applied the guidance of SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, and revised its prior period financial statements.

As a result of the revisions, long-term liabilities were increased and stockholders’ equity was decreased by $24.1 million as of October 3, 2009. Additionally, the provision for income taxes for the three and six months ended March 28, 2009 was increased by $0.4 million and $0.8 million, respectively.

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

Note 2. Inventories

Components of inventories were as follows:

	As of
	April 3, 2010	October 3, 2009
	(In thousands)
Raw materials	$541,144	$500,666
Work-in-process	131,442	118,531
Finished goods	143,066	142,194
Total	$815,652	$761,391

Note 3. Fair Value

Fair Value Option for Long-term Debt

The Company has elected not to record its long-term debt instruments at fair value, but has measured them at fair value for disclosure purposes. The estimated fair values of the Company’s long-term debt instruments, based on quoted market prices as of April 3, 2010, were as follows:

	Fair Value	Carrying Amount
	(In thousands)
6.75% Senior Subordinated Notes due 2013 (“6.75% Notes”)	$398,000	$400,000
$300 Million Senior Floating Rate Notes due 2014 (“2014 Notes”)	$241,965	$257,410
8.125% Senior Subordinated Notes due 2016	$601,500	$600,000

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The Company’s primary financial assets and financial liabilities are as follows:

·             Money market funds

·             Time deposits

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

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the measurement of the fair value of assets or liabilities.

The following table presents information as of April 3, 2010 with respect to assets and liabilities measured at fair value on a recurring basis:

		Presentation in the Consolidated Balance Sheet
	Fair Value Measurements Using Level 1, Level 2 or Level 3	Cash and cash equivalents	Prepaid expenses and other current assets	Other assets	(1) Accrued liabilities	(1) Other long-term liabilities
		(In thousands)
Assets:
Money Market Funds	Level 1	$151,354	$—	$—	$—	$—
Time Deposits	Level 1	71,573	—	—	—	—
Derivatives not designated as hedging instruments under SFAS 133: Foreign Currency Forward Contracts	Level 2	—	2,546	—	—	—
Total assets measured at fair value		$222,927	$2,546	$—	$—	$—

Liabilities:
Derivatives designated as hedging instruments under SFAS 133: Interest Rate Swaps	Level 2	$—	$—	$—	$—	$(31,094)
Derivatives not designated as hedging instruments under SFAS 133: Foreign Currency Forward Contracts	Level 2	—	—	—	(752)	—
Total liabilities measured at fair value		$—	$—	$—	$(752)	$(31,094)

(1) Liabilities, or credit balances, are presented as negative amounts.

The following table presents information as of October 3, 2009 with respect to assets and liabilities measured at fair value on a recurring basis:

		Presentation in the Consolidated Balance Sheet
	Fair Value Measurements Using Level 1, Level 2 or Level 3	Cash and cash equivalents	Prepaid expenses and other current assets	Other assets	(1) Accrued liabilities	(1) Other long-term liabilities
		(In thousands)
Assets:
Money Market Funds	Level 1	$432,900	$—	$—	$—	$—
Mutual Funds	Level 2	—	—	1,245	—	—
Time Deposits	Level 1	110,121	—	—	—	—
Corporate Bonds — Foreign Real Estate	Level 2	—	—	2,875	—	—
Derivatives not designated as hedging instruments under SFAS 133: Foreign Currency Forward Contracts	Level 2	—	2,970	—	—	—
Total assets measured at fair value		$543,021	$2,970	$4,120	$—	$—

Liabilities:
Derivatives designated as hedging instruments under SFAS 133: Interest Rate Swaps	Level 2	$—	$—	$—	$—	$(33,567)
Derivatives not designated as hedging instruments under SFAS 133: Foreign Currency Forward Contracts and interest rate swaps	Level 2	—	—	—	(5,829)	(6,071)
Total liabilities measured at fair value		$—	$—	$—	$(5,829)	$(39,638)

(1) Liabilities, or credit balances, are presented as negative amounts.

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its Board of Directors that allow participants to defer payment of part or all of their compensation. The Company’s results of operations are not significantly affected by these plans since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the above table. Assets and liabilities associated with these plans of approximately $11.0 million as of April 3, 2010 and $9.7 million as of October 3, 2009 are recorded as other non-current assets and other long-term liabilities in the condensed consolidated balance sheet.

The Company values derivatives using the income approach, observable Level 2 market expectations at the measurement date, and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled to transact. The Company seeks high quality counterparties for all its financing arrangements. For interest rate swaps, Level 2 inputs include futures contracts on LIBOR for the first three years, swap rates beyond three years at commonly quoted intervals, and credit default swap rates for the Company and relevant counterparties. For currency contracts, Level 2 inputs include foreign currency spot and forward rates, interest rates and credit default swap rates at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements. SFAS No. 157 (ASC Topic 820) requires the fair value measurement of an asset or liability to reflect the nonperformance risk of the entity and the counterparty. Therefore, the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has been considered in the fair value measurement of derivative instruments. The effect of nonperformance risk on the fair value of derivative instruments was not material as of April 3, 2010 or October 3, 2009.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures assets held-for-sale at fair value on a nonrecurring basis since these assets are subject to fair value adjustments only when the carrying amount of such assets exceeds the fair value of such assets or such assets have been previously impaired and the fair value exceeds the carrying amount by less than the amount of the impairment that has been recognized. Level 2 inputs consist of independent third party valuations based on market comparables. As of April 3, 2010, a long-lived asset held for sale with a carrying amount of $4.2 million was written down to its fair value of $3.7 million, resulting in an impairment loss of $0.5 million in the current period.

Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign exchange rate risk.

Interest rate swaps are entered into on occasion to manage interest rate risk associated with the Company's borrowings. The Company has $257.4 million of floating rate notes outstanding as of April 3, 2010 and has entered into interest rate swap agreements with two independent swap counterparties to hedge its interest rate exposure. The swap agreements, with an aggregate notional amount of $257 million and expiration dates in 2014, effectively convert the variable interest rate obligation to a fixed interest rate obligation and are accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivatives and Hedging Instruments” (ASC Topic 815, Derivatives and Hedging). Under terms of the swap agreements, the Company pays the independent swap counterparties a fixed rate of 5.594% and, in exchange, the swap counterparties pay the Company an interest rate equal to the three-month LIBOR. These swap agreements effectively fix the interest rate at 8.344% through maturity in 2014.

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

The Company also enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts have maturities of one month and are not designated as accounting hedges under SFAS No. 133 (ASC Topic 815). Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income, net, in the condensed consolidated statements of operations. For the three and six months ended April 3, 2010, the Company recorded gains of $11.3 million and $13.3 million, respectively, associated with these forward contracts, which substantially offset losses on the underlying hedged items. For the three and six months ended March 28, 2009, the Company recorded a loss of $5.5 million and a gain of $13.2 million, respectively, associated with these forward contracts.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of April 3, 2010			As of October 3, 2009
Foreign Currency Forward Contracts	Number of Contracts	Notional Amount (USD in thousands)		Number of Contracts	Notional Amount (USD in thousands)
		Designated	Non-designated		Designated	Non-designated
Buy MYR (Malaysian Ringgit)	3	$3,495	$2,299	3	$2,647	$1,964
Buy HUF (Hungarian Forint)	3	2,288	1,523	4	2,361	4,045
Buy THB (Thailand Baht)	1	—	2,584	2	1,675	831
Buy SGD (Singapore Dollar)	3	5,078	70,480	3	4,685	69,848
Buy MXN (Mexican Peso)	5	10,761	18,433	3	7,514	10,447
Buy ILS (Israel New Shekel)	6	6,529	9,635	5	5,465	7,241
Buy INR (Indian Rupee)	2	1,860	12,230	1	—	3,805
Buy CAD (Canadian Dollar)	2	—	2,061	2	—	2,702
Buy HKD (Hong Kong Dollar)	1	—	799	1	—	2,633
Buy JPY (Japanese Yen)	2	—	7,849	2	—	8,648
Buy SEK (Sweden Krona)	2	—	37,999	1	—	33,257
Sell EUR (Euro)	5	3,378	184,041	5	3,943	184,843
Sell HUF (Hungarian Forint)	1	—	4,198	1	—	5,031
Sell BRL (Brazilian Real)	1	—	8,183	1	—	8,524
Sell CNY (Chinese Renminbi)	1	—	16,408	2	3,780	8,643
Sell GBP (Great British Pound)	1	—	3,783	1	—	1,757
Sell CAD (Canadian Dollar)	1	—	22,381	—	—	—
Total notional amount		$33,389	$404,886		$32,070	$354,219

 For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings and were not material for the three or six months ended April 3, 2010. As of April 3, 2010, AOCI related to foreign currency forward contracts was not material and AOCI related to interest rate swaps was a loss of $30.6 million, of which $12.7 million is expected to be amortized to interest expense over the next 12 months.

The following table presents the effect of cash flow hedging relationships on the Company’s condensed consolidated statement of operations for the three months ended April 3, 2010:

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In thousands)		(In thousands)
Interest rate swaps	$(3,998)	Interest expense	$(3,458)
Foreign currency forward contracts	378	Cost of sales	388
Total	$(3,620)		$(3,070)

The following table presents the effect of cash flow hedging relationships on the Company’s condensed consolidated statement of operations for the three months ended March 28, 2009:

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In thousands)		(In thousands)
Interest rate swaps	$12,848	Interest expense	$(2,612)
Foreign currency forward contracts	(1,052)	Cost of sales	(981)
Total	$11,796		$(3,593)

The following table presents the effect of cash flow hedging relationships on the Company’s condensed consolidated statement of operations for the six months ended April 3, 2010:

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In thousands)		(In thousands)
Interest rate swaps	$(3,461)	Interest expense	$(6,585)
Foreign currency forward contracts	670	Cost of sales	783
Total	$(2,791)		$(5,802)

The following table presents the effect of cash flow hedging relationships on the Company’s condensed consolidated statement of operations for the six months ended March 28, 2009:

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In thousands)		(In thousands)
Interest rate swaps	$(18,340)	Interest expense	$(4,605)
Foreign currency forward contracts	(5,739)	Cost of sales	(5,676)
Total	$(24,079)		$(10,281)

Note 4. Debt

Long-term debt consisted of the following:

	As of
	April 3, 2010	October 3, 2009
	(In thousands)
$300 Million Senior Floating Rate Notes due 2010 (“2010 Notes”)	$—	$175,700
6.75% Senior Subordinated Notes due 2013 (“6.75% Notes”)	400,000	400,000
$300 Million Senior Floating Rate Notes due 2014 (“2014 Notes”)	257,410	257,410
8.125% Senior Subordinated Notes due 2016	600,000	600,000
Unamortized Interest Rate Swaps	3,930	4,604
Total	1,261,340	1,437,714
Less: current portion (2010 Notes)	—	(175,700)
Total long-term debt	$1,261,340	$1,262,014

On November 16, 2009, the Company redeemed all outstanding 2010 Notes in the amount of $175.7 million at par. The notes were redeemed prior to maturity resulting in a loss upon redemption of $0.8 million due to a write-off of related unamortized debt issuance costs.

The Company is currently subject to covenants that, among other things, place certain limitations on the Company’s ability to incur additional debt, make investments, pay dividends, and sell assets. The Company was in compliance with these covenants as of April 3, 2010.

Asset-backed Lending Facility. On November 19, 2008, the Company entered into a Loan, Guaranty and Security Agreement (the “Loan Agreement”), among the Company, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for such lenders, to replace a senior credit facility which was terminated in the first quarter of 2009.

The Loan Agreement provides for a $135 million secured asset-backed revolving credit facility, subject to a reduction of between $25 million and $50 million depending on the Company’s borrowing availability, with an initial $50 million letter of credit sublimit. The facility may be increased by an additional $200 million upon obtaining additional commitments from the lenders then party to the Loan Agreement or new lenders. The Loan Agreement expires on the earlier of (i) the date that is 90 days prior to the maturity date of the 6.75% Notes if such notes are not repaid, redeemed, defeased, refinanced or reserved for under the borrowing base under the Loan Agreement prior to such date or (ii) November 19, 2013 (the “Maturity Date”). As of April 3, 2010, there were no loans and $26.5 million in letters of credit outstanding under the Loan Agreement. On April 6, 2010, commitments were received from two lending banks, increasing the facility to $235 million.

On April 15, 2010, one of the Company’s wholly owned subsidiaries in China entered into a $50 million unsecured working capital loan facility with a Chinese bank. The facility bears interest at a rate equal to the three month Euro LIBOR plus a spread and expires in one year. The loan agreement contains certain negative covenants that, upon default, permit the bank to deny any further advances or extension of credit or to terminate the loan agreement. As of April 29, 2010, $20 million had been borrowed under this facility and was outstanding.

Note 5. Commitments and Contingencies

Litigation and other contingencies. From time to time, the Company is a party to litigation, claims and other contingencies, including environmental matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies” (ASC Topic 450, Contingencies), or other applicable accounting standards. As of April 3, 2010, the Company had reserves of $23.8 million for these matters, which the Company believes is adequate. Such reserves are included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet.

During the first quarter of 2010, the Company received $35.6 million of cash in connection with a litigation settlement. This amount has been recognized in earnings and is included in other income, net on the condensed consolidated statement of operations.

Warranty Reserve.  The following table presents information with respect to the warranty reserve, which is included in accrued liabilities in the condensed consolidated balance sheets:

	As of
	April 3, 2010	March 28, 2009
	(In thousands)
Beginning balance – end of prior year	$15,716	$18,974
Additions to accrual	9,071	6,237
Utilization of accrual	(7,025)	(8,752)
Ending balance – current quarter	$17,762	$16,459

Operating Leases. The Company leases certain of its facilities and equipment under non-cancelable operating leases expiring at various dates through 2036. The Company is responsible for utilities, maintenance, insurance and property taxes under these leases. Future minimum lease payments, net of sublease income, under operating leases are as follows:

(In thousands)
Remainder of 2010	$13,340
2011	22,264
2012	13,095
2013	8,250
2014	4,585
Thereafter	15,277
Total	$76,811

Note 6. Income Tax

Various factors affect the provision for income tax expense, including the geographic composition of pre-tax income (loss), expected annual pre-tax income (loss), implementation of tax planning strategies and possible outcomes of audits and other uncertain tax positions. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

As of April 3, 2010, the Company had a long-term liability of $45.6 million, including interest, for net unrecognized tax benefits. This amount, if recognized, would result in a reduction of the Company’s effective tax rate. During the three and six months ended April 3, 2010, the Company’s liability increased $2.3 million and $4.2 million, respectively, for current year positions and interest and decreased $0.9 million and $13.3 million, respectively, for prior year positions primarily due to favorable conclusions with foreign tax authorities. The Company’s policy is to classify interest and penalties on unrecognized tax benefits as income tax expense. It is reasonably possible that net unrecognized tax benefits as of April 3, 2010 could significantly increase or decrease within the next 12 months based on final determinations by taxing authorities and resolution of any disputes by the Company; however, such changes cannot be reasonably estimated.

In general, the Company is no longer subject to U.S. federal or state income tax examinations for years before 2004, except to the extent that tax attributes in these years were carried forward to years remaining open for audit, and to examinations for years prior to 2002 in its major foreign jurisdictions.

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

2009 Restructuring Plan

During the first quarter of 2009, the Company initiated a restructuring plan as a result of a slowdown in the global electronics industry and worldwide economy. The plan was designed to improve capacity utilization levels and reduce costs by consolidating manufacturing and other activities in locations with higher efficiencies and lower costs. Costs associated with this plan include employee severance, costs related to facilities and equipment that are no longer in use, and other costs associated with the exit of certain contractual arrangements due to facility closures. All actions under this plan were initiated and substantially completed in 2009 and costs for this plan are expected to be in the range of $50 million to $55 million, of which $44 million had been incurred as of April 3, 2010. Below is a summary of restructuring costs associated with facility closures and other consolidation efforts implemented under this plan:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Assets or Redundant Assets
	Cash	Cash	Non-Cash	Total
		(In thousands)
Balance at October 3, 2009	$5,580	$2,141	$—	$7,721
Charges to operations	140	1,739	206	2,085
Charges utilized	(2,568)	(2,280)	(206)	(5,054)
Reversal of accrual	(404)	—	—	(404)
Balance at January 2, 2010	2,748	1,600	—	4,348
Charges to operations	454	2,274	145	2,873
Charges utilized	(1,648)	(2,842)	(145)	(4,635)
Reversal of accrual	(1,214)	—	—	(1,214)
Balance at April 3, 2010	$340	$1,032	$—	$1,372

During the second quarter of 2010, $1.2 million of severance accrual was reversed due to fewer employees being terminated than initially expected.

Restructuring Plans — Prior to 2009

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were initiated prior to 2009:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Assets or Redundant Assets
	Cash	Cash	Non-Cash	Total
		(In thousands)
Balance at October 3, 2009	$5,175	$1,504	$—	$6,679
Charges to operations	479	384	1,094	1,957
Charges utilized	(1,057)	(784)	(1,094)	(2,935)
Reversal of accrual	(280)	(20)	—	(300)
Balance at January 2, 2010	4,317	1,084	—	5,401
Charges to operations	1,078	1,066	280	2,424
Charges utilized	(1,765)	(1,528)	(280)	(3,573)
Reversal of accrual	(175)	(37)	—	(212)
Balance at April 3, 2010	$3,455	$585	$—	$4,040

For the three and six months ended April 3, 2010, the Company recorded restructuring charges for employee termination costs for approximately 10 and 70 terminated employees, respectively.

All Restructuring Plans

In connection with all of the Company’s restructuring plans, restructuring costs of $5.4 million were accrued as of April 3, 2010. The Company expects to pay the majority of these costs during the remainder of 2010.

Note 8. Earnings Per Share

Basic and diluted amounts per share are calculated by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
	(In thousands, except per share data)
Numerator:
Net income (loss)	$10,091	$(37,938)	$69,473	$(63,611)

Denominator:
Weighted average number of shares
—basic	79,001	83,453	78,808	85,410
—diluted	82,782	83,453	81,773	85,410

Net income (loss) per share:
—basic	$0.13	$(0.45)	$0.88	$(0.74)
—diluted	$0.12	$(0.45)	$0.85	$(0.74)

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
	(In thousands)
Dilutive securities:
Employee stock options	5,369	8,312	6,105	7,832
Restricted stock awards and units	4	453	9	544
Total anti-dilutive shares	5,373	8,765	6,114	8,376

Securities are anti-dilutive either because the exercise price was higher than the Company’s stock price, the application of the treasury stock method resulted in an anti-dilutive effect or the Company incurred a net loss.

Note 9. Comprehensive Income (Loss)

Other comprehensive income (loss), net of tax as applicable, was as follows:

	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
	(In thousands)
Net income (loss)	$10,091	$(37,938)	$69,473	$(63,611)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,537	(775)	1,069	(7,514)
Unrealized holding gains (losses) on derivative financial instruments	(550)	15,389	3,011	(13,798)
Minimum pension liability	(199)	(462)	(273)	(1,554)
Comprehensive income (loss)	$11,879	$(23,786)	$73,280	$(86,477)

The net unrealized gain (loss) on derivative financial instruments is primarily attributable to changes in the fair market value of the Company’s liability under its interest rate swaps. The fair market value of the interest rate swaps changes primarily as a result of movements in LIBOR.

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	April 3, 2010	October 3, 2009
	(In thousands)
Foreign currency translation adjustments	$94,917	$93,848
Unrealized holding losses on derivative financial instruments	(30,578)	(33,589)
Unrecognized net actuarial loss and unrecognized transition cost related to pension plans	(8,182)	(7,909)
Total	$56,157	$52,350

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

Geographic information is as follows:

	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
	(In thousands)
Net sales
Domestic	$343,908	$285,781	$647,097	$625,264
Mexico	316,031	235,855	622,642	564,034
China	443,693	254,412	862,255	495,710
Singapore	*	*	*	271,683
Other international	423,819	419,059	873,759	657,680
Total	$1,527,451	$1,195,107	$3,005,753	$2,614,371

Operating income (loss)
Domestic	$(38,568)	$(32,764)	$(50,754)	$(51,903)
International	83,806	19,598	135,650	40,673
Total	$45,238	$(13,166)	$84,896	$(11,230)

* Included in “Other international” since amount is less than 10% of the Company’s total net sales in these periods.

Net sales and operating loss for three and six months ended March 28, 2009 have been adjusted to conform to the current presentation.

Sales are attributable to the country in which the product is manufactured. Except for those countries noted above, no other foreign country’s sales exceeded 10% of the Company’s total net sales for the three or six months ended April 3, 2010 and March 28, 2009, respectively. Additionally, one customer represented 13.0% and 12.5% of the Company’s net sales during the three and six months ended April 3, 2010, respectively. No customer represented more than 10% of the Company’s net sales during the three or six months ended March 28, 2009.

Note 11. Stock-Based Compensation

Stock compensation expense by function and type of instrument was as follows:

	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
	(In thousands)
Cost of sales	$2,040	$2,000	$4,106	$3,865
Selling, general and administrative	3,208	2,237	5,695	4,449
Research and development	104	89	203	174
Total	$5,352	$4,326	$10,004	$8,488

	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
	(In thousands)
Stock options	$3,565	$2,482	$6,692	$4,949
Restricted stock awards	216	43	230	227
Restricted stock units	1,571	1,801	3,082	3,312
Total	$5,352	$4,326	$10,004	$8,488

As of April 3, 2010, an aggregate of 16.5 million shares were authorized for future issuance and 3.6 million shares of common stock were available for grant under the Company's stock plans, which include stock options and restricted stock awards and units.

Stock Options

Assumptions used to estimate the fair value of stock options granted were as follows:

	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Volatility	81.6%	73.0%	81.3%	78.5%
Risk-free interest rate	2.4%	1.7%	2.4%	2.2%
Dividend yield	0%	0%	0%	0%
Expected life of options	5.0 years	5.0 years	5.0 years	5.0 years

Stock option activity in 2010 was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding, October 3, 2009	11,106	16.00	8.11	26,008
Granted	1,141	8.86
Exercised/Cancelled/Forfeited/Expired	(189)	30.94
Outstanding, January 2, 2010	12,058	15.09	8.07	30,216
Granted	58	14.43
Exercised/Cancelled/Forfeited/Expired	(676)	29.62
Outstanding, April 3, 2010	11,440	14.22	7.92	79,531
Vested and expected to vest, April 3, 2010	9,942	15.22	7.77	65,158
Exercisable, April 3, 2010	4,442	24.64	6.38	12,367

The weighted-average grant date fair value of stock options granted during the three and six months ended April 3, 2010 was $9.51 and $5.99, respectively. The weighted-average grant date fair value of stock options granted during the three and six months ended March 28, 2009 was $1.08 and $1.56, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company’s closing stock price on the date indicated.

As of April 3, 2010, unrecognized compensation expense related to stock options was $27.8 million, and is expected to be recognized over a weighted average period of 3.9 years.

Restricted Stock Units

The Company grants restricted stock units to executive officers, directors and certain management employees. These units vest over periods ranging from one to four years and are automatically exchanged for shares of common stock at the vesting date. Compensation expense associated with these units is recognized ratably over the vesting period.

As of April 3, 2010, unrecognized compensation expense related to restricted stock units was $8.3 million, and is expected to be recognized over a weighted average period of 2.2 years.

Activity with respect to the Company’s non-vested restricted stock units was as follows:

	Number of Shares	Weighted- Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Non-vested restricted stock units at October 3, 2009	737	16.17	0.41	6,494
Granted	857	8.82
Vested /Cancelled	(20)	13.89
Non-vested restricted stock units at January 2, 2010	1,574	12.20	1.63	14,493
Granted	77	15.92
Vested /Cancelled	(576)	13.13
Non-vested restricted stock units at April 3, 2010	1,075	11.96	2.16	17,809
Non-vested restricted stock units expected to vest at April 3, 2010	828	11.96	2.16	13,713

Note 12. Sales of Accounts Receivable

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

The Global Receivables Program has a foreign component and a U.S. component. The foreign component is governed by a Revolving Trade Receivables Purchase Agreement ("Foreign Facility") dated June 26, 2008. The U.S. component is governed by a Credit and Security Agreement dated November 24, 2008 that requires the Company to make an absolute transfer of accounts receivable to a special purpose entity (Borrower) to ensure that such transferred receivables are unavailable to the Company's creditors and to ensure the interests of such transferred receivables are fully transferred to the Borrower and its agent. The Borrower is a qualifying special purpose entity as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”(ASC Topic 860, Transfers and Services), and accordingly, the Company does not consolidate this entity pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (ASC Topic 810, Consolidation). For the three and six months ended April 3, 2010, the Company sold $37.4 million and $60.8 million, respectively, under these programs, for which the Company received proceeds of $35.5 million and $57.7 million, respectively. For the three and six months ended March 28, 2009, the Company sold $42.4 million under these programs, for which the Company received proceeds of $40.2 million. As of April 3, 2010, $37.4 million of sold receivables were outstanding. The Global Receivables Program will expire on June 26, 2010.

In accordance with SFAS No. 140 (ASC Topic 860), accounts receivable sold are removed from the Company's condensed consolidated balance sheets and the proceeds from such sales are included as cash provided by operating activities in the condensed consolidated statements of cash flows.

Note 13. Subsequent Events

On April 26, 2010, the Company executed a definitive agreement to acquire BreconRidge Corporation, an innovative design, engineering and manufacturing services provider for RF/microwave and micro/opto-electronic products that service the networking/communications, medical, industrial, aerospace and defense markets. The agreement is subject to certain customary closing conditions and is expected to close in approximately 30 days.

The purchase price is expected to be approximately $34 million in cash, of which half will be paid upon closing and the remainder will be paid within 18 months of closing. Additionally, the Company will assume approximately $20 million of BreconRidge Corporation’s debt upon closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenues or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the financial impact of customer bankruptcies; any statements regarding timing of closing of, future cash outlays for and benefits of acquisitions; any statements concerning the adequacy of our liquidity; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties contained in or incorporated from Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

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

Since late in 2008, the business environment has been challenging due to adverse global economic conditions. These conditions slowed global economic growth and resulted in recessions in many countries, including the U.S., Europe and certain countries in Asia. These conditions materially and adversely impacted our financial condition and results of operations for fiscal 2008 and 2009. Although these conditions have improved recently, many of the industries to which we provide products have experienced significant financial difficulty. Such significant financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand from these financially distressed customers, the potential inability of these companies to make full payment on amounts owed to us, or both.

We operate on a 52 or 53-week year ending on the Saturday nearest to September 30. Fiscal 2010 will be a 52-week year, whereas fiscal 2009 was a 53-week year, with the extra week in the fourth fiscal quarter. All references to years relate to fiscal years unless otherwise noted.

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented 50.3% and 50.5% of our net sales for the three and six months ended April 3, 2010, respectively. Sales to our ten largest customers represented 51.2% and 49.1% of our net sales for the three and six months ended March 28, 2009, respectively. Additionally, one customer represented 13.0% and 12.5% of our net sales for the three and six months ended April 3, 2010, respectively. No customer represented more than 10% of our net sales for the three or six months ended March 28, 2009.

A significant portion of our manufacturing is performed in international locations. Sales derived from products manufactured in international operations during the three months ended April 3, 2010 and March 28, 2009 were 77.5% and 76.1%, respectively, of our total net sales. During the six months ended April 3, 2010 and March 28, 2009, 78.5% and 76.1%, respectively, of our total net sales were derived from non-U.S. operations. The concentration of international operations has resulted from a desire on the part of many of our customers to source production in lower cost locations such as Asia and Latin America. We expect this trend to continue.

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

For a complete description of our critical accounting policies and estimates, refer to our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 1, 2009.

Results of Operations

Key operating results

	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
	(In thousands)
Net sales	$1,527,451	$1,195,107	$3,005,753	$2,614,371
Gross profit	$117,477	$68,590	$227,164	$152,388
Operating income (loss)	$45,238	$(13,166)	$84,896	$(11,230)
Net income (loss)	$10,091	$(37,938)	$69,473	$(63,611)

Net income (loss) includes restructuring and integration costs of $3.9 million and $15.6 million for the three months ended April 3, 2010 and March 28, 2009, respectively, and $7.2 million and $24.8 million for the six months ended April 3, 2010 and March 28, 2009, respectively. Net income for the six months ended April 3, 2010 includes other income of $35.6 million in connection with a legal settlement. Additionally, net loss for the six months ended March 28, 2009 includes a $10 million reduction in gross profit associated with Nortel Networks’ petition for reorganization under bankruptcy law and includes a gain on repurchase of debt of $13.5 million.

Net Sales

Net sales for the three months ended April 3, 2010 increased 27.8% to $1.5 billion in the second quarter of 2010 from $1.2 billion in the second quarter of 2009. The increase was primarily the result of improved demand from customers on existing programs and new program wins. Sales increased $104.5 million in our multimedia end market, $98.9 million in our high-end computing end market, $93.8 million in our industrial, defense and medical end market and $35.1 million in our communications end market.

Net sales for the six months ended April 3, 2010 increased 15.0% to $3.0 billion from $2.6 billion for the six months ended March 28, 2009. The increase was primarily the result of improved demand from customers on existing programs and new program wins. Sales increased $159.8 million in our high-end computing end market, $134.8 million in our industrial, defense and medical end market and $127.0 million in our multimedia end market, partially offset by a decrease of $30.3 million in our communications end market.

Gross Margin

Gross margin increased to 7.7% for the three months ended April 3, 2010 from 5.7% for the three months ended March 28, 2009, and to 7.6% for the six months ended April 3, 2010 from 5.8% for the six months ended March 28, 2009. The increase for the three months ended April 3, 2010 was primarily a result of profit contribution from increased business volume and cost reduction initiatives implemented in prior periods. The increase for the six months ended April 3, 2010 was primarily a result of the profit contribution from increased business volume and cost reduction initiatives implemented in prior periods, and an adjustment in the first quarter of 2009 related to a petition for reorganization under bankruptcy law by one of our customers, Nortel Networks, which reduced gross profit by $10 million in that quarter.

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

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses increased $6.5 million to $63.6 million, or 4.2% of net sales, in the second quarter of 2010 from $57.1 million, or 4.8% of net sales, in the second quarter of 2009. For the six months ended April 3, 2010, selling, general and administrative expenses increased $5.9 million to $126.0 million, or 4.2% of net sales, from $120.0 million, or 4.6% of net sales, for the six months ended March 28, 2009. The increase for the three month period is primarily due to higher incentive compensation resulting from improvements in our financial performance and increased labor expense. The increase for the six month period is due to an increase in incentive compensation, partially offset by staff reductions implemented in 2009.

Research and Development

Research and development expenses decreased $1.5 million to $3.3 million, or 0.2% of net sales, in the second quarter of 2010 from $4.7 million, or 0.4% of net sales, in the second quarter of 2009. Research and development expenses decreased $2.6 million to $6.4 million, or 0.2% of net sales, for the six months ended April 3, 2010 from $8.9 million, or 0.3% of net sales, for the six months ended March 28, 2009. The decrease for both the three and six month periods was primarily the result of reduced spending due to the completion of certain R&D projects in 2009 and the effect of cost reduction initiatives implemented in 2009.

Restructuring costs

Costs associated with restructuring activities, other than those activities related to business combinations, are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (ASC Topic 420, Exit or Disposal Cost Obligations), or SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” (ASC Topic 712, Compensation - Nonretirement Postemployment Benefits), as applicable. Pursuant to SFAS No. 112 (ASC Topic 712), restructuring costs related to employee severance are recorded when probable and estimable based on our severance policy with respect to severance payments. For restructuring costs other than employee severance accounted for under SFAS No. 112 (ASC Topic 712), a liability is recognized in accordance with SFAS No. 146 (ASC Topic 420) only when incurred. Costs associated with restructuring activities related to business combinations are accounted for in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”.

2009 Restructuring Plan

During the first quarter of 2009, we initiated a restructuring plan as a result of the slowdown in the global electronics industry and worldwide economy. The plan was designed to improve capacity utilization levels and reduce costs by consolidating manufacturing and other activities in locations with higher efficiencies and lower costs. Costs associated with this plan include employee severance, costs related to owned and leased facilities and equipment that are no longer in use, and other costs associated with the exit of certain contractual arrangements due to facility closures. All actions under this plan were initiated and substantially completed during 2009 and costs for this plan are expected to be in the range of $50 million to $55 million, of which $44 million had been incurred as of April 3, 2010. Below is a summary of restructuring costs associated with facility closures and other consolidation efforts implemented under this plan:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Assets or Redundant Assets
	Cash	Cash	Non-Cash	Total
		(In thousands)
Balance at October 3, 2009	$5,580	$2,141	$—	$7,721
Charges to operations	140	1,739	206	2,085
Charges utilized	(2,568)	(2,280)	(206)	(5,054)
Reversal of accrual	(404)	—	—	(404)
Balance at January 2, 2010	2,748	1,600	—	4,348
Charges to operations	454	2,274	145	2,873
Charges utilized	(1,648)	(2,842)	(145)	(4,635)
Reversal of accrual	(1,214)	—	—	(1,214)
Balance at April 3, 2010	$340	$1,032	$—	$1,372

During the second quarter of 2010, $1.2 million of severance accrual was reversed due to fewer employees being terminated than initially expected due to improved economic conditions.

Restructuring Plans — Prior to 2009

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were initiated prior to 2009:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Assets or Redundant Assets
	Cash	Cash	Non-Cash	Total
		(In thousands)
Balance at October 3, 2009	$5,175	$1,504	$—	$6,679
Charges to operations	479	384	1,094	1,957
Charges utilized	(1,057)	(784)	(1,094)	(2,935)
Reversal of accrual	(280)	(20)	—	(300)
Balance at January 2, 2010	4,317	1,084	—	5,401
Charges to operations	1,078	1,066	280	2,424
Charges utilized	(1,765)	(1,528)	(280)	(3,573)
Reversal of accrual	(175)	(37)	—	(212)
Balance at April 3, 2010	$3,455	$585	$—	$4,040

For the three and six months ended April 3, 2010, we recorded restructuring charges for employee termination benefits for approximately 10 and 70 employees, respectively. We have substantially completed our actions under these prior year restructuring plans.

All Restructuring Plans

In connection with all of our restructuring plans, restructuring costs of $5.4 million were accrued as of April 3, 2010. We expect to pay the majority of these costs during the remainder of 2010.

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

Asset Impairment

For the three and six months ended April 3, 2010, we recorded an impairment charge of $0.5 million. For the three and six months ended March 28, 2009, we recorded impairment charges of $3.4 million and $7.2 million, respectively. The impairment charges were primarily related to a decline in the fair value of certain properties held-for-sale.

Interest Income and Expense

Interest income decreased to $0.6 million for the three months ended April 3, 2010, from $1.8 million for the three months ended March 28, 2009, and to $1.0 million for the six months ended April 3, 2010, from $5.3 million for the six months ended March 28, 2009. The decreases were primarily attributable to lower interest rates during 2010.

Interest expense decreased to $26.6 million for the three months ended April 3, 2010, from $28.1 million for the three months ended March 28, 2009, and to $53.4 million for the six months ended April 3, 2010, from $57.3 million for the six months ended March 28, 2009. The decrease for the three month period was primarily attributable to the redemption of $13.2 million of debt during September 2009 and $175.7 million of debt during November 2009. The decrease for the six month period was primarily attributable to repurchases of $33.7 million of debt in 2009 and redemption of $175.7 million of debt in November 2009.

Other Income, net

Other income, net was $0.1 million and $4.9 million for the three months ended April 3, 2010 and March 28, 2009, respectively, and $39.8 million and $5.5 million for the six months ended April 3, 2010 and March 28, 2009, respectively. The following table presents the major components of other income, net:

	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
	(In thousands)
Foreign exchange gains (losses)	$(467)	$(7,693)	$183	$(8,906)
Gain/(loss) on extinguishment of debt	—	13,490	(828)	13,490
Litigation settlement	—	—	35,556	—
Other, net	587	(874)	4,864	892
Total other income, net	$120	$4,923	$39,775	$5,476

We reduce our exposure to currency fluctuations through the use of foreign currency forward contracts. To the extent actual amounts differ from forecasted amounts, or we are otherwise not fully hedged, we will have exposure to currency fluctuations, resulting in foreign exchange gains or losses. During the three months ended March 28, 2009, certain exchange rates changed significantly due to volatile conditions in the financial markets.

Provision for Income Taxes

We estimate our annual effective tax rate at the end of each quarterly period. Our estimate takes into account the geographic mix of our pre-tax income (loss), our expected annual pre-tax income (loss), implementation of tax planning strategies and possible outcomes of audits and other uncertain tax positions. To the extent there are fluctuations in any of these variables during a period, our provision for income taxes may vary. Our provision for income taxes was an expense of $9.3 million for the three months ended April 3, 2010, compared to an expense of $3.4 million for the three months ended March 28, 2009, and an expense of $2.8 million for the six months ended April 3, 2010, compared to an expense of $5.8 million for the six months ended March 28, 2009. The year-to-date tax provision for 2010 is less than the amount for the comparable period in 2009 as a result of a tax benefit of $12.3 million in the first quarter of 2010 in connection with favorable resolution of an uncertain tax position in a foreign jurisdiction.

Liquidity and Capital Resources

	Six Months Ended
	April 3, 2010	March 28, 2009
	(Unaudited)
	(In thousands)
Net cash provided by (used in):
Operating activities	$(19,170)	$86,197
Investing activities	(37,178)	(44,303)
Financing activities	(170,811)	(64,173)
Effect of exchange rate changes on cash and cash equivalents	970	3,975
Decrease in cash and cash equivalents	$(226,189)	$(18,304)

Key liquidity performance measures

	Three Months Ended
	April 3, 2010	January 2, 2010	October 3, 2009
Days sales outstanding(1)	46	43	49
Inventory turns(2)	7.1	7.1	6.4
Accounts payable days(3)	55	54	57
Cash cycle days(4)	42	41	48

(1)	Days sales outstanding, or DSO, is calculated as the ratio of average accounts receivable, net, to average daily net sales for the quarter.
(2)	Inventory turns (annualized) are calculated as the ratio of four times our cost of sales for the quarter to average inventory.
(3)
Accounts payable days is calculated as the ratio of 365 days divided by accounts payable turns, in which accounts payable turns is calculated as the ratio of four times our cost of sales for the quarter to average accounts payable.

(4)	Cash cycle days is calculated as the ratio of 365 days to inventory turns, plus days sales outstanding minus accounts payable days.

Cash and cash equivalents were $673.0 million at April 3, 2010 and $899.2 million at October 3, 2009. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, the extent and timing of sales of accounts receivable, borrowings under credit facilities and other factors. Our working capital was $1.4 billion as of April 3, 2010 and $1.3 billion as of October 3, 2009.

Net cash provided by (used in) operating activities was $(19.2) million and $86.2 million for the six months ended April 3, 2010 and March 28, 2009, respectively. Cash flows from operating activities consist of: 1) net income (loss) adjusted to exclude non-cash items such as depreciation and amortization, stock-based compensation expense, etc., which generated $121.3 million of cash during the six months ended April 3, 2010; and 2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, and accrued liabilities and other long-term liabilities, which utilized $140.5 million of cash during the six months ended April 3, 2010.

For the six months ended April 3, 2010, we generated $121.3 million of cash from net income, excluding non-cash items. Of this amount, $35.6 million was received in connection with a litigation settlement.

Additionally, during the six months ended April 3, 2010, we utilized $140.5 million of cash due to an increase in net operating assets. Our net operating assets increased primarily as a result of increasing business volume, as sales in the second quarter of 2010 increased approximately 13% from sales in the fourth quarter of 2009. Although we utilized cash by increasing our net operating assets, we were able to improve our working capital metrics for accounts receivable and inventory. Our days sales outstanding (“DSO”) (a measure of how quickly we collect our accounts receivable) decreased to 46 days at April 3, 2010 from 49 days at October 3, 2009, primarily as a result of improved revenue linearity and our continuing focus on timely collections from customers. In absolute dollars, inventory increased $54.3 million, but due to higher sales levels our inventory turns increased to 7.1 turns during the three months ended April 3, 2010 from 6.4 turns during the three months ended October 3, 2009. Partially mitigating the change in working capital metrics for accounts receivable and inventory was our accounts payable days (a measure of how quickly we pay our suppliers), which decreased to 55 days for the three months ended April 3, 2010, from 57 days for the three months ended October 3, 2009 due primarily to a change in the linearity of our material purchases in the second quarter of 2010 versus the fourth quarter of 2009. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our revenue and inventory purchases throughout a given quarter. These fluctuations can significantly affect our cash flows from operating activities.

Net cash used in investing activities was $37.2 million and $44.3 million for the six months ended April 3, 2010 and March 28, 2009, respectively. During the six months ended April 3, 2010, we used $34.9 million of cash for capital expenditures, net of proceeds from asset sales, and $2.3 million in connection with business combinations. During the six months ended March 28, 2009, we used $44.1 million for capital expenditures, net of proceeds from assets sales.

Net cash used in financing activities was $170.8 million and $64.2 million for the six months ended April 3, 2010 and March 28, 2009, respectively. During the six months ended April 3, 2010, we redeemed $175.7 million of long-term debt. During the six months ended March 28, 2009, we redeemed $33.7 million of our long-term debt for $19.6 million and repurchased 44.0 million shares of our common stock for a total of $19.2 million, including commissions. Additionally, we posted collateral of $25.4 million in the form of cash against certain of our collateralized obligations.

Sales of Accounts Receivable. Certain of our subsidiaries have entered into agreements that permit them to sell specified accounts receivable. Proceeds from accounts receivable sales under these agreements were $35.5 million and $57.7 million for the three and six months ended April 3, 2010, respectively, and $40.2 million for the three and six months ended March 28, 2009, respectively. Proceeds from sales of accounts receivable are included in cash flows from operating activities in the condensed consolidated statement of cash flows. Our accounts receivable sales facility is scheduled to expire in June 2010. We intend to renew or replace this facility prior to such time.

Other Liquidity Matters.

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

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental matters and examinations and investigations by government agencies. As of April 3, 2010, we had reserves of $23.8 million related to such matters. We may not be able to accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters. We received a payment of $35.6 million in connection with a litigation settlement in December 2009.

As of April 3, 2010, we have a liability of $45.6 million for uncertain tax positions. Our estimate of our liability for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties), that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability.

We have entered into, and continue to enter into, various transactions that periodically require collateral. These obligations have historically arisen from customs, import/export, VAT, utility services, debt financing, foreign exchange contracts and interest rate swaps. We have collateralized, and may from time to time collateralize, such obligations as a result of counterparty requirements or for economic reasons. As of April 3, 2010, we had collateral of $14.2 million in the form of cash against certain of our collateralized obligations. Cash used for collateral reduces our cash available for other purposes.

Our debt agreements currently contain a number of restrictive covenants, including prohibitions on incurring additional debt, making investments and other restricted payments, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. We were in compliance with these covenants as of April 3, 2010. However, we may be required to seek waivers or amendments to certain covenants for our debt instruments if we are unable to comply with the requirements of the covenants in the future. We may not be able to obtain such waivers or amendments on terms acceptable to us or at all, and, in such case, these covenants could materially adversely impact our ability to conduct our business or carry out our restructuring plans.

Our next debt maturity is in 2013. We may, however, consider early redemptions of our debt in future periods, possibly using proceeds from additional debt or equity financings. In addition to our existing covenant requirements, future debt financing may require us to comply with financial ratios and covenants. Equity financing, if required, may result in dilution to existing stockholders.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of our outstanding debt. Our primary sources of liquidity include 1) cash of $673.0 million; 2) our $135 million credit facility, of which we were eligible to borrow $61.7 million as of April 3, 2010 based on the levels of eligible accounts receivable and inventories at that date; 3) our $250 million accounts receivable sales program; and 4) cash generated from operations. We also expect to generate between $30 million and $50 million of cash from asset sales during the remainder of 2010. Additionally, on April 6, 2010, our $135 million credit facility was increased to $235 million. This increase will increase our eligible borrowing base. On April 15, 2010, one of our subsidiaries in China entered into a $50 million unsecured working capital loan facility with a Chinese bank and subsequently borrowed $20 million, which is currently outstanding.

On April 26, 2010, we entered into a definitive agreement to acquire a company for approximately $34 million in cash, of which half will be paid upon closing and the remainder will be paid within the first 18 months of closing. Additionally, we will assume approximately $20 million of debt, which we intend to repay upon closing. The agreement is expected to close in approximately 30 days.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. As of April 3, 2010, we had no short-term investments.

As of April 3, 2010, we had $1.26 billion of debt, of which $1.0 billion bears interest at a fixed rate and $257.4 million of variable rate debt has been converted to fixed rate through the use of interest rate swaps. Accordingly, we are not exposed to changes in interest rates on our long-term debt. The effect of an immediate 10% change in interest rates would not have an impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts typically have maturities of one month and are not designated as part of a hedging relationship in accordance with SFAS No. 133. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income, net, in the condensed consolidated statements of operations. As of April 3, 2010, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $404.9 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from forecasted sales denominated in currencies different from those for cost of sales and other expenses. These contracts are typically one month in duration and are accounted for as cash flow hedges under SFAS No. 133. The effective portion of changes in the fair value of the contracts is recorded in stockholders’ equity as a separate component of accumulated other comprehensive income and is recognized in the condensed consolidated statement of operations when the hedged item affects earnings. We had forward and option contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $33.4 million as of April 3, 2010. The net impact of an immediate 10% change in exchange rates would not be material to our condensed consolidated financial statements, provided we accurately forecast our foreign currency exposure. If such forecasts are materially inaccurate, we could incur significant gains or losses.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, within the Company have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 3, 2010, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, we were subject to federal and state lawsuits, as well as investigations by the SEC and the Department of Justice (“DoJ”), in connection with certain of our historical stock option administration practices.  None of these matters remain open, the DoJ having notified us that it is no longer pursuing its investigation.

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

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. As a result of the improving economic environment, we are experiencing, and may continue to experience in the future, delays in component deliveries, which in turn could cause delays in product shipments to customers, result in reduced revenue from and have an adverse effect on our relationship with the affected customer, and our reputation generally as a reliable service provider. In addition, component shortages, whether anticipated or not, can increase our cost of goods sold and therefore decrease our gross margin since we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. Finally, we may purchase components in advance of our requirements for those components as a result of a threatened or anticipated shortage. In this event, we may incur additional inventory carrying costs, for which we may not be compensated, and have a heightened risk of exposure to inventory obsolescence, the cost of which may not be recoverable from our customers. Such costs would reduce our margins and net income.

Continued adverse market conditions in the electronics industry could reduce our future sales and earnings per share.

The business environment in the electronics industry has been challenging during recent years due to adverse worldwide economic conditions. While conditions have improved somewhat during the last six months, there has been an erosion of global consumer confidence amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed global economic growth and have resulted in recessions in many countries, including in the U.S., Europe and certain countries in Asia. The conditions have resulted, and may result in the future, in our customers delaying purchases of the products we manufacture for them and our customers placing purchase orders for lower volumes of products than previously experienced or anticipated. We cannot accurately predict future levels of demand for our customers’ electronics products. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows.

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

In order to allow us to better manage our working capital requirements, we entered into a two-year global accounts receivable sales facility in June 2008 and a five-year $135 million credit facility in November 2008. On April 6, 2010, the total size of the credit facility was increased to $235 million upon receiving commitments from two lending banks. Should we need additional sources of liquidity above and beyond such facilities, we cannot be certain that financing will be available on acceptable terms or at all. In addition, although we seek high quality counterparties for our financing arrangements, there can be no assurance that any such counterparty will be able to provide credit when and as required by our current or future financing arrangements. New financing arrangements, if available, could result in us issuing additional equity securities, which could cause dilution to existing stockholders. If additional or continued financing, including a renewal of the expiring accounts receivable sales facility, is not available when required, our ability to reduce or refinance our debt levels, maintain or increase our rates of production, and expand our manufacturing capacity will be harmed, which could cause our stock price to fall and reduce our customers’ and vendors’ willingness to do business with us.

We could experience credit problems with our customers, which would reduce our future revenues and net income.

While we seek to mitigate the impact of collection problems with our customers on our financial results by evaluating their creditworthiness on an ongoing basis and by maintaining an allowance for doubtful accounts that is assessed for adequacy quarterly, recent economic conditions have caused an increasing number of our customers to extend or default on their payments, declare bankruptcy or both. For example, as noted above, one of our customers, Nortel Networks, has filed a petition for reorganization under bankruptcy law. As a result of this filing, in the first quarter of 2009, we reversed revenue and recorded an inventory provision in an aggregate amount of $10 million with respect to this customer. Should customer defaults increase substantially or exceed the level of our allowance, our revenue, net income and cash position would be reduced, perhaps significantly.

We are subject to intense competition in the EMS industry which could cause us to lose sales and therefore hurt our financial performance.

The EMS industry is highly competitive and the industry has been experiencing an increase in excess manufacturing capacity, particularly in light of the recent slowdown in the U.S. and international economies. Our competitors include major global EMS providers such as Celestica, Inc., Flextronics International Ltd., Hon Hai (Foxconn) and Jabil Circuit, Inc., as well as other EMS companies that have a regional, product, service or industry specific focus. Some of those companies have greater manufacturing and financial resources than we do. We also face competition from current and potential OEM customers who may elect to manufacture their own products internally rather than outsourcing to EMS providers.

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

One customer represented 12.5% of our net sales and sales to our ten largest customers represented 50.5% during the first six months of 2010. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks related to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in their business, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could adversely affect our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would reduce our net sales and net income.

As a result of our components ordering policies, and customer-requested ship dates, we may incur carrying costs or not be compensated for components, work-in-process or finished goods, which would decrease our margins and net income.

    In order to satisfy customer orders, we are frequently required to order components and other parts in advance of customer payment, particularly for long lead-time items. Furthermore, we may be required to keep additional components, work-in-process and finished goods in inventory in order to meet customer delivery dates. While our supply agreements with our customers generally allocate most of the liability for payment for such items to the customers, we may nonetheless incur additional carrying costs or not ultimately be compensated for these items should the customer default upon its obligations. To the extent we incur any such costs, our gross margins and net income would be reduced.

We generally do not obtain long-term volume purchase commitments from customers and, therefore, cancellations, reductions in production quantities and delays in production by our customers could reduce our sales and net income.

We generally do not obtain firm, long-term purchase commitments from our customers and our bookings may generally be cancelled prior to the scheduled shipment date. Customers may cancel their orders, reduce production quantities or delay production for a number of reasons, including significant decreases in demand for their products and services. Although the customer is generally liable for finished goods and work-in-process at the time of cancellation, we may be unable or, for other business reasons, choose not to enforce our contractual rights. Cancellations, reductions or delays of orders by customers would:

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

If demand for our higher-end, higher margin manufacturing services does not increase, or if margins in our components business do not improve,  our future gross margins and operating results may be lower than expected.

We typically earn lower gross margins when we provide less complex EMS services. In addition, we experience continued pressure from OEMs to reduce prices, and competition remains intense. Pricing pressure is typically more intense for less complex, lower margin EMS services. This price competition has affected, and could continue to adversely affect, our gross margins. If demand for our higher-end, higher margin manufacturing services does not increase in the future, our gross margins and operating results in future periods may be lower than expected. In addition, our consolidated gross margins have in the past been negatively impacted by lower gross margins in our components business. Should these margins not improve in the future, our overall gross margins may be reduced, which would also decrease our net income.

We are subject to risks arising from our international operations.

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 78.5% of our net sales from non-U.S. operations during the first six months of 2010 and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

·        the imposition of government controls;
·        difficulties in obtaining or complying with export license requirements;·
·        trade restrictions;
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

We operate in countries that have experienced political unrest or instability or government controls over the conduct of business, including China, India, Thailand and other countries in Southeast Asia. To the extent these risks prevent us from adequately staffing our plants or manufacturing and shipping products in those jurisdictions, our revenues would be reduced and our reputation as a reliable supplier could be negatively impacted.

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

We have incurred significant expenses related to restructuring of our operations in the past. For example, we have moved, and we intend to continue moving, our operations from higher-cost to lower-cost locations to meet customer requirements. In addition, we have incurred unanticipated costs related to the transfer of operations to lower-cost locations, including costs related to integrating new facilities, managing operations in dispersed locations and realigning our business processes. We also have incurred costs related to workforce reductions, work stoppages and labor unrest resulting from the closure of our facilities in higher cost locations. We expect to be required to record additional charges related to restructuring activities in the future, but cannot predict the timing or amount of such charges. Any such charges would reduce our net income. While we have substantially completed all current restructuring plans, we cannot provide assurance that future economic conditions, customer requirements or acquisitions will not cause us to adopt additional restructuring plans, which would reduce our net income.

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

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end-customer markets, to obtain new manufacturing and service capabilities and technologies, to enter new geographic manufacturing locations, to lower our manufacturing costs and improve the margins on our product mix, and to further develop existing customer relationships. Strategic transactions involve many difficulties and uncertainties, including the following:

•	integrating acquired operations and businesses;
•	regulatory approvals or other conditions to closing that delay the completing of strategic transactions beyond the time anticipated;
•	allocating management resources;
•	scaling up production and coordinating management of operations at new sites;
•	separating operations or support infrastructure for entities divested;
•	managing and integrating operations in geographically dispersed locations;
•	maintaining customer, supplier or other favorable business relationships of acquired operations and terminating unfavorable relationships;
•	integrating the acquired company’s systems into our management information systems;
•	satisfying unforeseen liabilities of acquired businesses, including environmental liabilities, which could require the expenditure of material amounts of cash;
•	operating in the geographic market or industry sector of the business acquired in which we may have little or no experience;
•	improving and expanding our management information systems to accommodate expanded operations; and
•	losing key employees of acquired operations.

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

In addition, these principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to revenue recognition, off-balance sheet transactions, stock-based compensation, restructurings, asset disposals and asset retirement obligations, intangible assets, derivative and other financial instruments and in-process research and development charges, have recently been revised or are under review. Changes to those rules or the questioning of how we interpret or implement those rules may have a material adverse effect on our reported financial results or on the way we conduct business. For example, a preliminary timetable by which U.S. companies would adopt International Financial Reporting Standards has been promulgated by the SEC. Although at a very early stage of consideration by regulatory agencies, adoption of such standards could substantially change our reporting practices in a number of areas, including revenue recognition and recording of assets and liabilities.

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

Item 5.  Other Information

On February 8, 2010, we held our 2010 Annual Meeting of Stockholders. The matters voted upon at the meeting by stockholders of record as of December 11, 2009 and the vote with respect to each such matter are set forth below:

1.	To elect ten directors to serve for the ensuing year and until their successors are appointed or elected:

	For	Against	Abstain	Broker Non-Votes
Jure Sola	48,065,109	1,858,125	74,873	19,619,339
Neil R. Bonke	48,572,222	1,365,130	60,754	19,619,340
Alain Couder	49,518,566	419,054	60,487	19,619,339
John P. Goldsberry	49,532,981	404,256	60,869	19,619,340
Joseph G. Licata	49,512,987	424,104	61,015	19,619,340
Jean Manas	49,517,186	407,692	73,228	19,619,340
Mario M. Rosati	46,800,600	3,124,949	72,558	19,619,339
A. Eugene Sapp, Jr.	48,944,070	994,381	59,656	19,619,339
Wayne Shortridge	49,541,841	396,063	60,202	19,619,340
Jackie M. Ward	49,485,940	451,915	60,251	19,619,340

2.	To approve appointment of KPMG LLP as our independent registered public accountants for the fiscal year ending October 2, 2010.

For	Against	Abstain	Broker Non-Votes
68,141,577	1,378,110	97,759	—

3.	To approve the reservation of 2,700,000 shares of common stock for issuance under the 2009 Incentive Plan of the Company.

For	Against	Abstain	Broker Non-Votes
30,902,314	17,923,318	1,171,476	19,620,338

Item 6. Exhibits

Exhibit Number	Description

10.37(1)(2)	2009 Incentive Plan, as amended.

10.49
Amendment No. 1 dated as of April 6, 2010 to Loan, Guaranty and Security Agreement dated as of November 19, 2008 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A. as agent for such lenders.

10.50
Incremental Loan Agreement Joinder dated as of April 6, 2010 among the parties to the Loan and Security Agreement dated November 19, 2008 and Goldman Sachs Lending Partners LLC and Morgan Stanley  Ssenior Funding, Inc., as assuming lenders under the Loan and Security Agreement.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1(3)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2(3)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
___________________

(1)	Incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on March 12, 2010.

(2)	Compensatory plan in which an executive officer or director participates.

(3)
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
Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2010

	By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date: April 30, 2010

EXHIBIT INDEX

Exhibit Number	Description

10. 37(1)(2)	2009 Incentive Plan, as amended.

10.49
Amendment No. 1 dated as of April 6, 2010 to Loan, Guaranty and Security Agreement dated as of November 19, 2008 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A. as agent for such lenders.

10.50
Incremental Loan Agreement Joinder dated as of April 6, 2010 among the parties to the Loan and Security Agreement dated November 19, 2008 and Goldman Sachs Lending Partners LLC and Morgan Stanley  Ssenior Funding, Inc., as assuming lenders under the Loan and Security Agreement.

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

32.1(3)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2(3)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
___________________

(1)	Incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on March 12, 2010.

(2)	Compensatory plan in which an executive officer or director participates.

(3)
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