Form 10-Q
period 2010-07-03
SANMINA-SCI CORP
filed 2010-08-05
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No [x]

As of August 2, 2010, there were 79,601,866 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	July 3, 2010	October 3, 2009
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$664,569	$899,151
Accounts receivable, net of allowances of $18,662 and $13,422, respectively	923,966	668,474
Inventories	855,136	761,391
Prepaid expenses and other current assets	83,285	78,128
Assets held for sale	57,398	68,902
Total current assets	2,584,354	2,476,046
Property, plant and equipment, net	561,850	543,497
Other	114,658	104,354
Total assets	$3,260,862	$3,123,897
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$956,135	$780,876
Accrued liabilities	146,680	140,926
Accrued payroll and related benefits	120,501	98,408
Short-term debt	50,600	—
Current portion of long-term debt	—	175,700
Total current liabilities	1,273,916	1,195,910
Long-term liabilities:
Long-term debt	1,241,003	1,262,014
Other (1)	121,689	146,903
Total long-term liabilities	1,362,692	1,408,917
Commitments and contingencies (Notes 2 and 6)
Stockholders' equity (1)	624,254	519,070
Total liabilities and stockholders' equity	$3,260,862	$3,123,897

See accompanying notes.

(1) Amounts as of October 3, 2009 have been revised (see Note 1 to the condensed consolidated financial statements).

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,625,170	$1,209,150	$4,630,923	$3,823,521
Cost of sales	1,501,055	1,133,390	4,279,644	3,595,373
Gross profit	124,115	75,760	351,279	228,148

Operating expenses:
Selling, general and administrative	65,392	57,837	191,364	177,879
Research and development	3,057	3,811	9,407	12,723
Amortization of intangible assets	926	1,072	3,163	3,745
Restructuring and integration costs	6,196	14,135	13,405	38,944
Asset impairment	600	52	1,100	7,234
Gain on sales of long-lived assets	(13,796)	—	(13,796)	—
Total operating expenses	62,375	76,907	204,643	240,525

Operating income (loss)	61,740	(1,147)	146,636	(12,377)

Interest income	558	761	1,536	6,040
Interest expense	(27,119)	(29,391)	(80,476)	(86,686)
Other income (expense), net	(2,046)	2,708	37,729	8,184
Interest and other, net	(28,607)	(25,922)	(41,211)	(72,462)

Income (loss) before income taxes	33,133	(27,069)	105,425	(84,839)
Provision for income taxes (1)	11,570	14,457	14,389	20,298
Net income (loss)	$21,563	$(41,526)	$91,036	$(105,137)

Net income (loss) per share:
Basic	$0.27	$(0.52)	$1.15	$(1.26)
Diluted	$0.26	$(0.52)	$1.10	$(1.26)

Weighted average shares used in computing per share amounts:
Basic	79,544	80,051	79,040	83,575
Diluted	83,693	80,051	82,404	83,575

See accompanying notes.

(1) Amounts for the three and nine months ended June 27, 2009 have been revised (see Note 1 to the condensed consolidated financial statements).

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 3, 2010	June 27, 2009
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss) (1)	$91,036	$(105,137)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	64,565	67,047
Stock-based compensation expense	12,371	11,524
Non-cash restructuring costs	2,048	3,154
Provision (benefit) for doubtful accounts, product returns and other net sales adjustments	3,633	(1,744)
Deferred income taxes	994	2,895
Asset impairment	1,100	10,888
(Gain) loss on extinguishment of debt	1,197	(13,490)
Gain on sale of assets and business	(17,506)	—
Other, net	(1,398)	(1,426)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(242,264)	287,585
Inventories	(74,221)	142,573
Prepaid expenses and other assets	4,749	13,274
Accounts payable	119,338	(187,524)
Accrued liabilities and other long-term liabilities (1)	(10,078)	(78,139)
Cash provided by (used in) operating activities	(44,436)	151,480

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Net purchases of long-term investments	—	(200)
Purchases of property, plant and equipment	(44,139)	(55,512)
Proceeds from sales of property, plant and equipment	30,809	3,589
Cash paid in connection with business combinations, net of cash acquired	(14,676)	(29,712)
Cash used in investing activities	(28,006)	(81,835)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	1,110	(19,876)
Proceeds from short-term borrowings	50,600	—
Repayments of debt	(219,867)	(19,597)
Proceeds from issuances of common stock, net	3,238	—
Repurchases of common stock	(723)	(29,246)
Cash used in financing activities	(165,642)	(68,719)
Effect of exchange rate changes	3,502	6,886
Decrease in cash and cash equivalents	(234,582)	7,812
Cash and cash equivalents at beginning of period	899,151	869,801
Cash and cash equivalents at end of period	$664,569	$877,613

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$54,544	$61,768
Income taxes (excludes refunds of $2.9 million and $1.9 million for the nine months ended July 3, 2010 and June 27, 2009, respectively)	$34,701	$24,086

See accompanying notes.

(1) Amounts for the three and nine months ended June 27, 2009 have been revised (see Note 1 to the condensed consolidated financial statements).

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Sanmina-SCI Corporation (“the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all normal recurring and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 3, 2009, included in the Company's 2009 Annual Report on Form 10-K.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Results of operations for the nine months ended July 3, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company operates on a 52 or 53-week year ending on the Saturday nearest September 30. Fiscal 2010 will be a 52-week year, whereas fiscal 2009 was a 53-week year, with the extra week in the fourth fiscal quarter. All references to years relate to fiscal years unless otherwise noted.

During the fourth quarter of 2009, the Board of Directors of the Company authorized a reverse split of the Company's common stock at a ratio of one-for-six, effective August 14, 2009. All previously reported share and per share amounts have been restated in the accompanying condensed consolidated financial statements and related notes to reflect the reverse stock split.

Revision of Prior Period Financial Statements

During the first quarter of 2010, the Company identified errors in the amount of $17.7 million, including penalties, related to an unrecorded tax position at one of its foreign subsidiaries. These errors primarily affected the Company's 2005 financial statements. Additionally, unrecorded interest expense resulting from the errors for the period from 2006 through 2009 was $6.4 million. The Company concluded that these errors were not material to any of its prior period financial statements under the guidance of SAB No. 99, “Materiality”. Although the errors were and continue to be immaterial to prior periods, because of the significance of the out-of-period correction in the first quarter of 2010, the Company applied the guidance of SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, and revised its prior period financial statements.

As a result of the revisions, long-term liabilities were increased and stockholders' equity was decreased by $24.1 million as of October 3, 2009. Additionally, the provision for income taxes for the three and nine months ended June 27, 2009 was increased by $0.4 million and $1.2 million, respectively.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-17, “Milestone Method of Revenue Recognition”. ASU No. 2010-17 provides guidance on defining a milestone, determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions, and determining whether a milestone is substantive. Consideration that is contingent upon achievement of a milestone may be recognized in its entirety as revenue in the period in which the milestone is achieved only if the milestone is considered substantive. ASU No. 2010-17 requires disclosure of a company's accounting policy for milestone payments and will be effective for the Company in the first quarter of 2011. The adoption of ASU No. 2010-17 is not expected to have a significant impact on the Company's results of operations.

In June 2009, the FASB issued ASU 2009-16, “Accounting for Transfers of Financial Assets”. ASU 2009-16 eliminates the concept of a qualifying special-purpose entity (“QSPE”), creates more stringent conditions for reporting a transfer of a portion of financial assets as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. ASU 2009-16 will be effective for the Company in the first quarter of 2011. The adoption of ASU 2009-16 is not expected to have a significant impact on the Company as a result of expiration of the Company's accounts receivable sales facility in the third quarter of 2010.

In October 2009, FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements”. The FASB amended the accounting standards for multiple-deliverable revenue arrangements to: (i) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated; (ii) require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence of selling price or third-party evidence of selling price; and (iii) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. ASU No. 2009-13 will be effective for the Company in the first quarter of 2011. The adoption of ASU No. 2009-13 is not expected to have a significant impact on the Company's results of operations.

Note 2. Acquisition

On May 28, 2010 (acquisition date), the Company completed its purchase of all outstanding stock of BreconRidge Corporation, an innovative design, engineering and manufacturing services provider for RF/microwave and micro/opto-electronics products for the networking/communications, medical, industrial, aerospace and defense markets. The acquisition provides advanced broadband technology and strengthens the Company's optical technology and research and development capabilities.

The fair value of consideration transferred in connection with the acquisition is $33.5 million, of which $16.6 million was paid at closing and $17.2 million (with a fair value of $16.9 million) is payable prior to November 29, 2011. Purchase consideration of $33.5 million does not include $4.4 million of consideration that is primarily contingent on the Company's ability to utilize certain acquired inventory that was deemed to be excess as of the acquisition date. The Company does not expect to utilize the inventory and therefore has assigned no value to the inventory or the associated contingent consideration. To the extent the inventory is utilized in future periods, purchase consideration and the fair value of acquired inventory will be adjusted accordingly. Under the FASB issued SFAS No. 141(R) (Revised 2007), "Business Combinations" (ASC Topic 805, Business Combinations), purchase consideration was allocated to identifiable assets acquired and liabilities assumed based on their preliminary estimated fair values as follows:

(In thousands)
Current assets	$52,498
Non-current assets, including identifiable intangible assets of $11.1 million and goodwill of $18.7 million	42,712
Current liabilities, including debt of $24.1 million that was repaid immediately after closing	(60,983)
Non-current liabilities	(721)
Total	$33,506

The Company performed a preliminary valuation of the net assets acquired as of May 28, 2010 (valuation date) with the assistance of a third party valuation firm. The valuation is considered preliminary primarily with respect to certain acquired tangible and intangible assets. Based on the preliminary valuation, which is expected to be completed no later than the fourth quarter of 2010, the excess of purchase consideration over the fair value of net assets acquired was $18.7 million, and has been recorded as goodwill. Goodwill is primarily attributable to expected synergies from combining the operations of the two companies as well as the technical know-how of BreconRidge's assembled workforce. The Company has not yet determined whether goodwill will be deductible for tax purposes. Identifiable intangible assets of $11.1 million consist of trade name, customer relationships and order backlog and are being amortized over periods ranging from eighteen months to five years. Changes in the final valuation to the fair value of identifiable assets acquired and liabilities assumed may result in a corresponding adjustment to goodwill.

The condensed consolidated financial statements include the operating results of the acquired business from the date of acquisition. The operating results of the acquired business did not have a significant effect on the Company's revenue or net income for the third quarter of 2010. Pro forma results of operations are not presented because the effects were not material to the Company's financial results. The Company incurred $1.2 million of costs in connection with the acquisition. Such costs were included in selling, general and administrative expenses in the condensed consolidated statement of operations.

Note 3. Inventories

Components of inventories were as follows:

	As of
	July 3, 2010	October 3, 2009
	(In thousands)
Raw materials	$571,634	$500,666
Work-in-process	149,167	118,531
Finished goods	134,335	142,194
Total	$855,136	$761,391

Note 4. Fair Value

Fair Value Option for Long-term Debt

The Company has elected not to record its long-term debt instruments at fair value, but has measured them at fair value for disclosure purposes. The estimated fair values of the Company's long-term debt instruments, based on quoted market prices as of July 3, 2010, were as follows:

	Fair Value	Carrying Amount
	(In thousands)
6.75% Senior Subordinated Notes due 2013 (“6.75% Notes”)	$376,200	$380,000
$300 Million Senior Floating Rate Notes due 2014 (“2014 Notes”)	$238,104	$257,410
8.125% Senior Subordinated Notes due 2016	$594,000	$600,000

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities are as follows:

•
Money market funds
•
Time deposits
•
Foreign currency forward contracts
•
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

The following table presents information as of July 3, 2010 with respect to assets and liabilities measured at fair value on a recurring basis:

		Presentation in the Consolidated Balance Sheet
	Fair Value Measurements Using Level 1, Level 2 or Level 3	Cash and cash equivalents	Prepaid expenses and other current assets	Other assets	Accrued liabilities (1)	Other long-term liabilities (1)
				(In thousands)
Money Market Funds	Level 1	$33,273	$—	$—	$—	$—
Time Deposits	Level 1	43,479	—	—	—	—
Derivatives designated as hedging instruments under SFAS 133: Interest Rate Swaps	Level 2	—	—	—	—	(36,252)
Derivatives designated as hedging instruments under SFAS 133: Foreign Currency Forward Contracts	Level 2	—	19	—	(31)	—
Derivatives not designated as hedging instruments under SFAS 133: Foreign Currency Forward Contracts	Level 2	—	1,776	—	(506)	—
Total measured at fair value		$76,752	$1,795	$—	$(537)	$(36,252)

(1) Liabilities, or credit balances, are presented as negative amounts.

The following table presents information as of October 3, 2009 with respect to assets and liabilities measured at fair value on a recurring basis:

		Presentation in the Consolidated Balance Sheet
	Fair Value Measurements Using Level 1, Level 2 or Level 3	Cash and cash equivalents	Prepaid expenses and other current assets	Other assets	Accrued liabilities (1)	Other long-term liabilities (1)
				(In thousands)
Money Market Funds	Level 1	$432,900	$—	$—	$—	$—
Mutual Funds	Level 2	—	—	1,245	—	—
Time Deposits	Level 1	110,121	—	—	—	—
Corporate Bonds — Foreign Real Estate	Level 2	—	—	2,875	—	—
Derivatives designated as hedging instruments under SFAS 133: Interest Rate Swaps	Level 2	—	—	—	—	(33,567)
Derivatives designated as hedging instruments under SFAS 133: Foreign Currency Forward Contracts	Level 2	—	16	—	(36)	—
Derivatives not designated as hedging instruments under SFAS 133: Foreign Currency Forward Contracts	Level 2	—	2,954	—	(5,793)	—
Total measured at fair value		$543,021	$2,970	$4,120	$(5,829)	$(33,567)

(1) Liabilities, or credit balances, are presented as negative amounts.

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its Board of Directors that allow participants to defer payment of part or all of their compensation. The Company's results of operations are not significantly affected by these plans since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the above table. Assets and liabilities associated with these plans of approximately $10.0 million as of July 3, 2010 and $9.7 million as of October 3, 2009 are recorded as other non-current assets and other long-term liabilities in the condensed consolidated balance sheet.

The Company values derivatives using the income approach, observable Level 2 market expectations at the measurement date, and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled to transact. The Company seeks high quality counterparties for all its financing arrangements. For interest rate swaps, Level 2 inputs include futures contracts on LIBOR for the first three years, swap rates beyond three years at commonly quoted intervals, and credit default swap rates for the Company and relevant counterparties. For currency contracts, Level 2 inputs include foreign currency spot and forward rates, interest rates and credit default swap rates at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements. SFAS No. 157 (ASC Topic 820) requires the fair value measurement of an asset or liability to reflect the nonperformance risk of the entity and the counterparty. Therefore, the counterparty's creditworthiness when in an asset position and the Company's creditworthiness when in a liability position have been considered in the fair value measurement of derivative instruments. The effect of nonperformance risk on the fair value of derivative instruments was not material as of July 3, 2010 or October 3, 2009.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures assets held-for-sale at fair value on a nonrecurring basis since these assets are subject to fair value adjustments only when the carrying amount of such assets exceeds the fair value of such assets or such assets have been previously impaired and the fair value exceeds the carrying amount by less than the amount of the impairment that has been recognized. Level 2 inputs consist of independent third party valuations based on market comparables. As of July 3, 2010, the fair value of assets held-for-sale was significantly higher than the carrying amount of such assets. During the nine months ended July 3, 2010, an asset held for sale with a carrying amount of $4.2 million was written down to its fair value of $3.7 million, resulting in an impairment loss of $0.5 million.

Additionally, land and buildings at one of the Company's locations are measured and recorded at fair value. During the three months ended July 3, 2010, events and circumstances indicated that the carrying value of the assets was not recoverable, resulting in an impairment charge of $0.6 million.

Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign exchange rate risk.

Interest rate swaps are entered into on occasion to manage interest rate risk associated with the Company's borrowings. The Company has $257.4 million of floating rate notes outstanding as of July 3, 2010 and has entered into interest rate swap agreements with two independent swap counterparties to hedge its interest rate exposure. The swap agreements, with an aggregate notional amount of $257 million and expiration dates in 2014, effectively convert the variable interest rate obligation to a fixed interest rate obligation and are accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivatives and Hedging Instruments” (ASC Topic 815, Derivatives and Hedging). Under the terms of the swap agreements, the Company pays the independent swap counterparties a fixed rate of 5.594% and, in exchange, the swap counterparties pay the Company an interest rate equal to the three-month LIBOR. These swap agreements effectively fix the interest rate at 8.344% through maturity in 2014.

Forward contracts on various foreign currencies are used to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in foreign currencies.

The Company's primary foreign currency cash flows are in certain Asian and European countries, Brazil and Mexico. The Company utilizes foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from forecasted sales denominated in currencies different from those for cost of sales and other expenses. These contracts are typically up to two months in duration and are accounted for as cash flow hedges under SFAS No. 133 (ASC Topic 815).

The Company also enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts have maturities of up to two months and are not designated as accounting hedges under SFAS No. 133 (ASC Topic 815). Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income (expense), net, in the condensed consolidated statements of operations. For the three and nine months ended July 3, 2010, the Company recorded gains of $14.0 million and $27.3 million, respectively, associated with these forward contracts, which substantially offset losses on the underlying hedged items. For the three and nine months ended June 27, 2009, the Company recorded a loss of $3.9 million and a gain of $9.3 million, respectively, associated with these forward contracts.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of July 3, 2010			As of October 3, 2009
Foreign Currency Forward Contracts		Notional Amount (USD in thousands)			Notional Amount (USD in thousands)
	Number of Contracts	Designated	Non-designated	Number of Contracts	Designated	Non-designated

Buy MYR (Malaysian Ringgit)	5	$7,744	$4,630	3	$2,647	$1,964
Buy HUF (Hungarian Forint)	6	4,144	2,997	4	2,361	4,045
Buy THB (Thailand Baht)	1	—	1,748	2	1,675	831
Buy SGD (Singapore Dollar)	4	11,308	74,697	3	4,685	69,848
Buy MXN (Mexican Peso)	7	22,200	16,670	3	7,514	10,447
Buy ILS (Israel New Shekel)	6	6,649	15,521	5	5,465	7,241
Buy INR (Indian Rupee)	3	3,336	9,895	1	—	3,805
Buy CAD (Canadian Dollar)	3	—	4,657	2	—	2,702
Buy HKD (Hong Kong Dollar)	1	—	1,682	1	—	2,633
Buy JPY (Japanese Yen)	4	2,250	9,280	2	—	8,648
Buy SEK (Sweden Krona)	2	—	30,758	1	—	33,257
Buy CNY (Chinese Renminbi)	2	5,819	—	—	—	—
Sell EUR (Euro)	7	7,359	151,484	5	3,943	184,843
Sell CNY (Chinese Renminbi)	1	—	2,915	2	3,780	8,643
Sell HUF (Hungarian Forint)	1	—	2,133	1	—	5,031
Sell BRL (Brazilian Real)	1	—	7,580	1	—	8,524
Sell GBP (Great British Pound)	1	—	3,598	1	—	1,757
Total notional amount		$70,809	$340,245		$32,070	$354,219

 For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivative instruments representing hedge ineffectiveness are recognized in current earnings and were not material for any period presented herein. As of July 3, 2010, AOCI related to foreign currency forward contracts was not material and AOCI related to interest rate swaps was a loss of $35.3 million, of which $12.3 million is expected to be amortized to interest expense over the next 12 months.

The following table presents the effect of cash flow hedging relationships on the Company's condensed consolidated statement of operations for the three months ended July 3, 2010:

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In thousands)		(In thousands)
Interest rate swaps	$(8,106)	Interest expense	$(3,416)
Foreign currency forward contracts	(867)	Cost of sales	(861)
Total	$(8,973)		$(4,277)

The following table presents the effect of cash flow hedging relationships on the Company's condensed consolidated statement of operations for the three months ended June 27, 2009:

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

The following table presents the effect of cash flow hedging relationships on the Company's condensed consolidated statement of operations for the nine months ended July 3, 2010:

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In thousands)		(In thousands)
Interest rate swaps	$(11,567)	Interest expense	$(10,001)
Foreign currency forward contracts	(196)	Cost of Sales	(78)
Total	$(11,763)		$(10,079)

The following table presents the effect of cash flow hedging relationships on the Company's condensed consolidated statement of operations for the nine months ended June 27, 2009:

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In thousands)		(In thousands)
Interest rate swaps	$(18,334)	Interest expense	$(7,741)
Foreign currency forward contracts	(4,354)	Cost of sales	(4,404)
Total	$(22,688)		$(12,145)

Note 5. Debt

Long-term debt consisted of the following:

	As of
	July 3, 2010	October 3, 2009
	(In thousands)
$300 Million Senior Floating Rate Notes due 2010 (“2010 Notes”)	$—	$175,700
6.75% Senior Subordinated Notes due 2013 (“6.75% Notes”)	380,000	400,000
$300 Million Senior Floating Rate Notes due 2014 (“2014 Notes”)	257,410	257,410
8.125% Senior Subordinated Notes due 2016	600,000	600,000
Unamortized Interest Rate Swaps	3,593	4,604
Total	1,241,003	1,437,714
Less: current portion (2010 Notes)	—	175,700
Total long-term debt	$1,241,003	$1,262,014

On May 14, 2010, the Company repurchased $20.0 million of its 6.75% Notes at par plus a nominal premium and accrued interest. In connection with this repurchase, the Company recorded a loss of $0.4 million, consisting primarily of unamortized debt issuance costs, in other income (expense), net on the condensed consolidated statement of operations.

On November 16, 2009, the Company redeemed all outstanding 2010 Notes in the amount of $175.7 million at par. The notes were redeemed prior to maturity resulting in a loss upon redemption of $0.8 million due to a write-off of related unamortized debt issuance costs.

The Company is currently subject to covenants that, among other things, place certain limitations on the Company's ability to incur additional debt, make investments, pay dividends, and sell assets. The Company was in compliance with these covenants as of July 3, 2010.

Asset-backed Lending Facility. On November 19, 2008, the Company entered into a Loan, Guaranty and Security Agreement (the “Loan Agreement”), among the Company, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for such lenders, to replace a senior credit facility that was terminated in the first quarter of 2009.

The Loan Agreement, which was increased by $100 million on April 6, 2010, provides for a $235 million secured asset-backed revolving credit facility, subject to a reduction of between $25 million and $50 million depending on the Company's borrowing availability, with an initial $50 million letter of credit sublimit. The facility may be increased by an additional $100 million upon obtaining additional commitments from the lenders then party to the Loan Agreement or new lenders. The Loan Agreement expires on the earlier of (i) the date that is 90 days prior to the maturity date of the 6.75% Notes if such notes are not repaid, redeemed, defeased, refinanced or reserved for under the borrowing base under the Loan Agreement prior to such date or (ii) November 19, 2013 (the “Maturity Date”). As of July 3, 2010, there were no loans and $24.1 million in letters of credit outstanding under the Loan Agreement.

Short-term Debt

On April 15, 2010, one of the Company's wholly owned subsidiaries in China entered into a $50 million unsecured working capital loan facility. The facility bears interest at a rate equal to the three month Euro LIBOR plus a spread and expires in one year. The loan agreement contains certain negative covenants that, upon default, permit the bank to deny any further advances or extension of credit or to terminate the loan agreement. As of July 3, 2010, $30.0 million had been borrowed under this facility and was outstanding.

On May 14, 2010, one of the Company's wholly owned subsidiaries in India entered into a $25 million unsecured working capital loan facility that contains no covenants and expires on December 31, 2010. Borrowings under the facility bear interest at a rate equal to Euro LIBOR plus a spread. As of July 3, 2010, $20.6 million had been borrowed under this facility and was outstanding.

Note 6. Commitments and Contingencies

Litigation and other contingencies. From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with SFAS No. 5, “Accounting for Contingencies” (ASC Topic 450, Contingencies), or other applicable accounting standards. As of July 3, 2010, the Company had reserves of $21.6 million for these matters, which the Company believes is adequate. Such reserves are included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet.

During the third quarter of 2010, the Company became aware of the misappropriation of certain payments at one of its locations. The misappropriation occurred over the course of numerous years and is currently under investigation. The Company is fully cooperating with the relevant authorities in this investigation. As of July 3, 2010, the Company has recorded a reserve of $3.2 million, based on the Company's current estimate of its potential financial loss related to this matter. A portion of this loss may be recoverable under the Company's insurance policy.

During the first quarter of 2010, the Company received $35.6 million of cash in connection with a litigation settlement. This amount has been recognized in earnings and is included in other income (expense), net on the condensed consolidated statement of operations.

Warranty Reserve.  The following table presents information with respect to the warranty reserve, which is included in accrued liabilities in the condensed consolidated balance sheets:

	As of
	July 3, 2010	June 27, 2009
	(In thousands)
Beginning balance — end of prior year	$15,716	$18,974
Additions to accrual	12,734	8,478
Utilization of accrual	(8,994)	(11,675)
Ending balance — current quarter	$19,456	$15,777

Operating Leases. The Company leases certain of its facilities and equipment under non-cancelable operating leases expiring at various dates through 2036. The Company is responsible for utilities, maintenance, insurance and property taxes under these leases. Future minimum lease payments, net of sublease income, under operating leases are as follows:

(In thousands)
Remainder of 2010	$7,717
2011	27,828
2012	19,158
2013	14,111
2014	8,426
Thereafter	32,067
Total	$109,307

Note 7. Income Tax

Various factors affect the provision for income tax expense, including the geographic composition of pre-tax income (loss), expected annual pre-tax income (loss), implementation of tax planning strategies and possible outcomes of audits and other uncertain tax positions. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

As of July 3, 2010, the Company had a long-term liability of $47.3 million, including interest, for net unrecognized tax benefits. This amount, if recognized, would result in a reduction of the Company's effective tax rate. During the three and nine months ended July 3, 2010, the Company's liability increased $1.7 million and $5.9 million, respectively, for current year positions and interest and decreased $0.07 million and $13.3 million, respectively, for prior year positions primarily due to favorable conclusions with foreign tax authorities. The Company's policy is to classify interest and penalties on unrecognized tax benefits as income tax expense. It is reasonably possible that net unrecognized tax benefits as of July 3, 2010 could significantly increase or decrease within the next 12 months based on final determinations by taxing authorities and resolution of any disputes by the Company; however, such changes cannot be reasonably estimated.

In general, the Company is no longer subject to U.S. federal or state income tax examinations for years before 2004, except to the extent that tax attributes in these years were carried forward to years remaining open for audit, and to examinations for years prior to 2002 in its major foreign jurisdictions.

Note 8. Restructuring

Costs associated with restructuring activities, other than those activities related to business combinations, are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (ASC Topic 420, Exit or Disposal Cost Obligations), or SFAS No. 112, “Employers' Accounting for Postemployment Benefits” (ASC Topic 712, Compensation - Nonretirement Postemployment Benefits), as applicable. Pursuant to SFAS No. 112 (ASC Topic 712), restructuring costs related to employee severance are recorded when probable and estimable based on the Company's policy with respect to severance payments. For all other restructuring costs, a liability is recognized in accordance with SFAS No. 146 (ASC Topic 420) only when incurred.

2010 Restructuring Plan

The Company initiated a new restructuring plan in the third quarter of 2010 as a result of a business combination (refer to Note 2). Pursuant to this plan, the Company expects to consolidate certain facilities and eliminate redundant employees. The Company expects to incur costs in the range of $16 million to $18 million in connection with actions under this plan and expects to implement all actions under this plan within one year. In connection with actions taken to date under this plan, the Company recorded restructuring charges of $2.1 million for severance and related benefits for approximately 55 terminated employees.

Below is a summary of restructuring costs associated with this plan:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Assets or Redundant Assets
	Cash	Cash	Non-Cash	Total
	(In thousands)
Balance at April 3, 2010	$—	$—	$—	$—
Charges to operations	2,140	—	—	2,140
Charges utilized	(242)	—	—	(242)
Reversal of accrual	—	—	—	—
Balance at July 3, 2010	$1,898	$—	$—	$1,898

Restructuring Plans — 2009 and prior

Due to substantial completion of all actions under restructuring plans initiated prior to 2010 and immateriality of the remaining accrual balance related to such plans, all plans have been combined for disclosure purposes.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were initiated in 2009 and prior:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Assets or Redundant Assets
	Cash	Cash	Non-Cash	Total
	(In thousands)
Balance at October 3, 2009	$10,755	$3,645	$—	$14,400
Charges to operations	619	2,123	1,300	4,042
Charges utilized	(3,625)	(3,064)	(1,300)	(7,989)
Reversal of accrual	(684)	(20)	—	(704)
Balance at January 2, 2010	7,065	2,684	—	9,749
Charges to operations	1,532	3,340	425	5,297
Charges utilized	(3,413)	(4,370)	(425)	(8,208)
Reversal of accrual	(1,389)	(37)		(1,426)
Balance at April 3, 2010	3,795	1,617	—	5,412
Charges to operations	346	3,470	323	4,139
Charges utilized	(920)	(4,139)	(323)	(5,382)
Reversal of accrual	—	(83)	—	(83)
Balance at July 3, 2010	$3,221	$865	$—	$4,086

For the nine months ended July 3, 2010, the Company recorded restructuring charges for employee termination costs for approximately 274 terminated employees.

All Restructuring Plans

In connection with all of the Company's restructuring plans, restructuring costs of $6.0 million were accrued as of July 3, 2010. The Company expects to pay the majority of these costs by the end of 2010.

Note 9. Earnings Per Share

Basic and diluted amounts per share are calculated by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
	(In thousands, except per share data)
Numerator:
Net income (loss)	$21,563	$(41,526)	$91,036	$(105,137)

Denominator:
Weighted average number of shares
—basic	79,544	80,051	79,040	83,575
—diluted	83,693	80,051	82,404	83,575

Net income (loss) per share:
—basic	$0.27	$(0.52)	$1.15	$(1.26)
—diluted	$0.26	$(0.52)	$1.10	$(1.26)

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
	(In thousands)
Dilutive securities:
Employee stock options	3,939	7,637	6,072	7,763
Restricted stock awards and units	15	490	24	526
Total anti-dilutive shares	3,954	8,127	6,096	8,289

Securities are anti-dilutive because (1) the exercise price is higher than the Company's stock price, (2) the application of the treasury stock method resulted in an anti-dilutive effect or (3) the Company incurred a net loss.

Note 10. Comprehensive Income (Loss)

Other comprehensive income (loss), net of tax as applicable, was as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
	(In thousands)
Net income (loss)	$21,563	$(41,526)	$91,036	$(105,137)
Other comprehensive income (loss):
Foreign currency translation adjustments	615	11,290	1,684	3,776
Unrealized holding gains (losses) on derivative financial instruments	(4,695)	3,254	(1,684)	(10,543)
Minimum pension liability	(462)	151	(735)	(1,403)
Comprehensive income (loss)	$17,021	$(26,831)	$90,301	$(113,307)

The net unrealized gain (loss) on derivative financial instruments is primarily attributable to changes in the fair market value of the Company's liability under its interest rate swaps. The fair market value of the interest rate swaps changes primarily as a result of movements in LIBOR.

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	July 3, 2010	October 3, 2009
	(In thousands)
Foreign currency translation adjustments	$95,532	$93,848
Unrealized holding losses on derivative financial instruments	(35,273)	(33,589)
Unrecognized net actuarial loss and unrecognized transition cost related to pension plans	(8,644)	(7,909)
Total	$51,615	$52,350

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

Geographic information is as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
	(In thousands)
Net sales
Domestic	$350,497	$276,667	$997,594	$901,931
Mexico	310,824	259,322	933,466	823,356
China	464,099	283,103	1,326,354	778,813
Singapore	*	*	*	388,043
Other international	499,750	390,058	1,373,509	931,378
Total	$1,625,170	$1,209,150	$4,630,923	$3,823,521

Operating income (loss)
Domestic	$(26,872)	$(28,237)	$(77,626)	$(80,140)
International	88,612	27,090	224,262	67,763
Total	$61,740	$(1,147)	$146,636	$(12,377)

* Included in “Other international” since amount is less than 10% of the Company's total net sales in these periods.

Net sales and operating loss for three and nine months ended June 27, 2009 have been adjusted to conform to the current presentation.

Sales are attributable to the country in which the product is manufactured. Except for those countries noted above, no other foreign country's sales exceeded 10% of the Company's total net sales for the three or nine months ended July 3, 2010 and June 27, 2009. Additionally, two customers represented 10.4% and 10.3% of the Company's net sales during the three months ended July 3, 2010 and one customer represented 11.7% of the Company's net sales during the nine months ended July 3, 2010. No customer represented more than 10% of the Company's net sales during the three or nine months ended June 27, 2009.

Note 12. Stock-Based Compensation

Stock compensation expense by function and type of instrument was as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
	(In thousands)
Cost of sales	$487	$1,316	$4,593	$5,181
Selling, general and administrative	2,215	1,673	7,910	6,122
Research and development (1)	(335)	47	(132)	221
Total	$2,367	$3,036	$12,371	$11,524

	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
	(In thousands)
Stock options	$3,488	$1,896	$10,180	$6,845
Restricted stock awards	—	(79)	230	148
Restricted stock units (1)	(1,121)	1,219	1,961	4,531
Total	$2,367	$3,036	$12,371	$11,524

(1)    The Company recorded a credit to the condensed consolidated statement of operations due to true-ups of forfeitures on restricted stock during the third quarter of 2010.

As of July 3, 2010, an aggregate of 15.9 million shares were authorized for future issuance and 3.5 million shares of common stock were available for grant under the Company's stock plans, which include stock options and restricted stock awards and units.

Stock Options

Assumptions used to estimate the fair value of stock options granted were as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Volatility	81.2%	79.0%	81.3%	78.6%
Risk-free interest rate	2.4%	1.9%	2.4%	2.1%
Dividend yield	—%	—%	—%	—%
Expected life of options	5.0 years	5.0 years	5.0 years	5.0 years

Stock option activity in 2010 was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding, October 3, 2009	11,106	16.00	8.11	26,008
Granted	1,141	8.86
Exercised/Cancelled/Forfeited/Expired	(189)	30.94
Outstanding, January 2, 2010	12,058	15.09	8.07	30,216
Granted	58	14.43
Exercised/Cancelled/Forfeited/Expired	(676)	29.62
Outstanding, April 3, 2010	11,440	14.22	7.92	79,531
Granted	143	16.83
Exercised/Cancelled/Forfeited/Expired	(265)	9.60
Outstanding, July 3, 2010	11,318	14.37	7.69	71,357
Vested and expected to vest, July 3, 2010	9,979	15.43	7.53	58,535
Exercisable, July 3, 2010	5,061	24.12	6.24	11,442

The weighted-average grant date fair value of stock options granted during the three and nine months ended July 3, 2010 was $11.06 and $6.53, respectively. The weighted-average grant date fair value of stock options granted during the three and nine months ended June 27, 2009 was $1.98 and $1.56, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company's closing stock price on the date indicated.

As of July 3, 2010, unrecognized compensation expense related to stock options was $25.0 million, and is expected to be recognized over a weighted average period of 3.9 years.

Restricted Stock Units

The Company grants restricted stock units to executive officers, directors and certain management employees. These units vest over periods ranging from one to four years and are automatically exchanged for shares of common stock at the vesting date. Compensation expense associated with these units is recognized ratably over the vesting period.

As of July 3, 2010, unrecognized compensation expense related to restricted stock units was $7.7 million, and is expected to be recognized over a weighted average period of 2.3 years.

Activity with respect to the Company's non-vested restricted stock units was as follows:

	Number of Shares	Weighted- Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Non-vested restricted stock units at October 3, 2009	737	16.17	0.41	6,494
Granted	857	8.82
Vested/Cancelled	(20)	13.89
Non-vested restricted stock units at January 2, 2010	1,574	12.20	1.63	14,493
Granted	77	15.92
Vested/Cancelled	(576)	13.13
Non-vested restricted stock units at April 3, 2010	1,075	11.96	2.16	17,809
Granted	37	17.19
Vested/Cancelled	(166)	25.50
Non-vested restricted stock units at July 3, 2010	946	9.80	2.31	14,922
Non-vested restricted stock units expected to vest at July 3, 2010	729	9.80	2.31	11,489

Note 13. Sales of Accounts Receivable

On June 26, 2008, the Company entered into a two-year global revolving trade receivables purchase agreement ("Global Receivables Program") with a financial institution that allowed the Company to sell accounts receivable. This agreement expired in the third quarter of 2010.

For the three and nine months ended July 3, 2010, the Company sold accounts receivable of $22.0 million and $82.8 million, respectively, under this program, for which the Company received proceeds of $20.9 million and $78.6 million, respectively. For the three and nine months ended June 27, 2009, the Company sold accounts receivable of $64.7 million and $107.1 million, respectively, under these programs, for which the Company received proceeds of $61.5 million and $101.7 million, respectively. As of July 3, 2010, $19.6 million of sold receivables were outstanding.

In accordance with SFAS No. 140 (ASC Topic 860), accounts receivable sold were removed from the Company's condensed consolidated balance sheets and the proceeds from such sales were included as cash provided by operating activities in the condensed consolidated statements of cash flows.

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

In late 2008, the business environment became challenging due to adverse global economic conditions. These conditions slowed global economic growth and resulted in recessions in many countries, including the U.S., Europe and certain countries in Asia. These conditions materially and adversely impacted our financial condition and results of operations for fiscal 2009. Although these conditions have improved recently, our revenue has not yet returned to the level it was prior to the existence of these conditions. Additionally, many companies, including some of our customers, are experiencing significant financial difficulty. Such significant financial difficulty has negatively affected, and may continue to negatively affect, our business due to the decreased demand from these financially distressed customers, the potential inability of these companies to make full payment on amounts owed to us, or both.

We operate on a 52 or 53-week year ending on the Saturday nearest to September 30. Fiscal 2010 will be a 52-week year, whereas fiscal 2009 was a 53-week year, with the extra week in the fourth fiscal quarter. All references to years relate to fiscal years unless otherwise noted.

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented 50.0% and 50.3% of our net sales for the three and nine months ended July 3, 2010, respectively. Sales to our ten largest customers represented 47.5% and 48.3% of our net sales for the three and nine months ended June 27, 2009, respectively. Additionally, two customers represented 10.4% and 10.3% of our net sales during the three months ended July 3, 2010 and one customer represented 11.7% of our net sales for the nine months ended July 3, 2010. No customer represented more than 10% of our net sales for the three or nine months ended June 27, 2009.

A significant portion of our manufacturing is performed in international locations. Sales derived from products manufactured in international operations during the three months ended July 3, 2010 and June 27, 2009 were 78.4% and 77.1%, respectively, of our total net sales. During the nine months ended July 3, 2010 and June 27, 2009, 78.5% and 76.4%, respectively, of our total net sales were derived from non-U.S. operations. The concentration of international operations has resulted from a desire on the part of many of our customers to source production in lower cost locations such as Asia and Latin America. We expect this trend to continue.

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

During the third quarter of 2010, the Company acquired BreconRidge Corporation, an innovative design, engineering and manufacturing services provider for RF/microwave and micro/opto-electronics products. The acquisition did not materially affect the Company's results of operations for the three or nine months ended July 3, 2010.

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

Results of Operations

Key operating results

	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
	(In thousands)
Net sales	$1,625,170	$1,209,150	$4,630,923	$3,823,521
Gross profit	$124,115	$75,760	$351,279	$228,148
Operating income (loss)	$61,740	$(1,147)	$146,636	$(12,377)
Net income (loss)	$21,563	$(41,526)	$91,036	$(105,137)

Net income (loss) includes restructuring and integration costs of $6.2 million and $14.1 million for the three months ended July 3, 2010 and June 27, 2009, respectively, and $13.4 million and $38.9 million for the nine months ended July 3, 2010 and June 27, 2009, respectively. Net income (loss) includes $13.8 million of gains from sales of long-lived assets for the three and nine months ended July 3, 2010 and none for the three or nine months ended June 27, 2009. Net income for the nine months ended July 3, 2010 includes other income of $35.6 million in connection with a legal settlement. Net loss for the nine months ended June 27, 2009 includes a $10 million reduction in gross profit associated with Nortel Networks' petition for reorganization under bankruptcy law and includes a gain on repurchase of debt of $13.5 million.

Net Sales

Net sales increased 34.4% to $1.6 billion in the third quarter of 2010 from $1.2 billion in the third quarter of 2009. The increase was primarily the result of improved demand from customers under existing programs and new program wins. Sales increased $184.7 million in our communications end market, $90.8 million in our industrial, defense and medical end market, $72.2 million in our multimedia end market and $68.3 million in our high-end computing end market.

Net sales for the nine months ended July 3, 2010 increased 21.1% to $4.6 billion from $3.8 billion for the nine months ended June 27, 2009. The increase was primarily the result of improved demand from customers under existing programs and new program wins. Sales increased $228.1 million in our high-end computing end market, $225.6 million in our industrial, defense and medical end market, $199.3 million in our multimedia end market and $154.4 million in our communications end market.

Gross Margin

Gross margin increased to 7.6% for the three months ended July 3, 2010 from 6.3% for the three months ended June 27, 2009, and to 7.6% for the nine months ended July 3, 2010 from 6.0% for the nine months ended June 27, 2009. The increase for the three months ended July 3, 2010 was primarily a result of profit contribution from increased business volume. The increase for the nine months ended July 3, 2010 was primarily a result of the profit contribution from increased business volume, cost reduction initiatives implemented in prior periods, and an adjustment in the first quarter of 2009 related to a petition for reorganization under bankruptcy law by one of our customers, Nortel Networks, which reduced gross profit by $10 million in that quarter.

We expect gross margins to continue to fluctuate based on overall production and shipment volumes and changes in the mix of products demanded by our major customers. Fluctuations in our gross margins may also be caused by a number of other factors, some of which are outside of our control, including (a) greater competition in the EMS industry and pricing pressures from OEMs due to greater focus on cost reduction; (b) provisions for excess and obsolete inventory that we are not able to charge back to a customer or sales of inventories previously written down; (c) changes in operational efficiencies; (d) pricing pressure on electronic components resulting from economic conditions in the electronics industry; and (e) our ability to transition manufacturing and assembly operations to lower cost regions in an efficient manner.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses increased $7.6 million to $65.4 million, or 4.0% of net sales, in the third quarter of 2010 from $57.8 million, or 4.8% of net sales, in the third quarter of 2009. For the nine months ended July 3, 2010, selling, general and administrative expenses increased $13.5 million to $191.4 million, or 4.1% of net sales, from $177.9 million, or 4.7% of net sales, for the nine months ended June 27, 2009. The increase for the three months ended July 3, 2010 is primarily due to higher incentive compensation resulting from improvements in our financial performance, costs associated with increased investment in critical areas such as sales and marketing, increased bad debt expense, and acquisition related costs, partially offset by cost reductions across a number of departments. The increase for the nine months ended July 3, 2010 is primarily due to higher incentive compensation and increased bad debt expense, partially offset by lower audit and tax consulting fees.

Research and Development

Research and development expenses decreased $0.8 million to $3.1 million, or 0.2% of net sales, in the third quarter of 2010 from $3.8 million, or 0.3% of net sales, in the third quarter of 2009. Research and development expenses decreased $3.3 million to $9.4 million, or 0.2% of net sales, for the nine months ended July 3, 2010 from $12.7 million, or 0.3% of net sales, for the nine months ended June 27, 2009. The decrease for both the three and nine month periods was primarily the result of reduced spending due to the completion of certain R&D projects in 2009 and the effect of cost reduction initiatives implemented in 2009.

Restructuring

Costs associated with restructuring activities, other than those activities related to business combinations, are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (ASC Topic 420, Exit or Disposal Cost Obligations), or SFAS No. 112, “Employers' Accounting for Postemployment Benefits” (ASC Topic 712, Compensation - Nonretirement Postemployment Benefits), as applicable. Pursuant to SFAS No. 112 (ASC Topic 712), restructuring costs related to employee severance are recorded when probable and estimable based on our severance policy with respect to severance payments. For restructuring costs other than employee severance accounted for under SFAS No. 112 (ASC Topic 712), a liability is recognized in accordance with SFAS No. 146 (ASC Topic 420) only when incurred. Costs associated with restructuring activities related to business combinations are accounted for in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”.

2010 Restructuring Plan

We initiated a new restructuring plan in the third quarter of 2010 as a result of a business combination (refer to Note 2). Pursuant to this plan, we expect to consolidate certain facilities and eliminate redundant employees. We expect to incur costs in the range of $16 million to $18 million in connection with actions under this plan and expect to implement all actions under this plan within one year. In connection with actions taken to date under this plan, we recorded restructuring charges of $2.1 million for severance and related benefits for approximately 55 terminated employees.

Below is a summary of restructuring costs associated with this plan:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Assets or Redundant Assets
	Cash	Cash	Non-Cash	Total
	(In thousands)
Balance at April 3, 2010	$—	$—	$—	$—
Charges to operations	2,140	—	—	2,140
Charges utilized	(242)	—	—	(242)
Reversal of accrual	—	—	—	—
Balance at July 3, 2010	$1,898	$—	$—	$1,898

Restructuring Plans — 2009 and prior

Due to substantial completion of all actions under restructuring plans initiated prior to 2010 and immateriality of the remaining accrual balance related to such plans, all plans have been combined for disclosure purposes.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were initiated in 2009 and prior:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Impairment of Assets or Redundant Assets
	Cash	Cash	Non-Cash	Total
	(In thousands)
Balance at October 3, 2009	$10,755	$3,645	$—	$14,400
Charges to operations	619	2,123	1,300	4,042
Charges utilized	(3,625)	(3,064)	(1,300)	(7,989)
Reversal of accrual	(684)	(20)	—	(704)
Balance at January 2, 2010	7,065	2,684	—	9,749
Charges to operations	1,532	3,340	425	5,297
Charges utilized	(3,413)	(4,370)	(425)	(8,208)
Reversal of accrual	(1,389)	(37)		(1,426)
Balance at April 3, 2010	3,795	1,617	—	5,412
Charges to operations	346	3,470	323	4,139
Charges utilized	(920)	(4,139)	(323)	(5,382)
Reversal of accrual	—	(83)	—	(83)
Balance at July 3, 2010	$3,221	$865	$—	$4,086

For the nine months ended July 3, 2010, we recorded restructuring charges for employee termination benefits for approximately 274 employees. We have substantially completed our actions under these prior year restructuring plans.

All Restructuring Plans

In connection with all of our restructuring plans, restructuring costs of $6.0 million were accrued as of July 3, 2010. We expect to pay the majority of these costs by the end of 2010.

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

Asset Impairment

For the three and nine months ended July 3, 2010, we recorded impairment charges of $0.6 million and $1.1 million, respectively. For the three and nine months ended June 27, 2009, we recorded impairment charges of $0.1 million and $7.2 million, respectively. The impairment charges were primarily related to a decline in the fair value of certain properties held-for-sale or being readied for sale.

Gain on Sales of Long-lived Assets

For the three and nine months ended July 3, 2010, we recognized $13.8 million of gains from sales of buildings that had been classified as assets held-for-sale on our condensed consolidated balance sheet.

Interest Expense

Interest expense decreased to $27.1 million for the three months ended July 3, 2010, from $29.4 million for the three months ended June 27, 2009, and to $80.5 million for the nine months ended July 3, 2010, from $86.7 million for the nine months ended June 27, 2009. The decrease for the three month period was primarily attributable to the redemption of $13.2 million of debt during September 2009 and $195.7 million of debt during the first and third quarters of 2010. The decrease for the nine month period was primarily attributable to repurchases of $33.7 million of debt in 2009 and redemption of $195.7 million of debt during the first and third quarters of 2010.

Other Income (Expense), net

Other income (expense), net was $(2.0) million and $2.7 million for the three months ended July 3, 2010 and June 27, 2009, respectively, and $37.7 million and $8.2 million for the nine months ended July 3, 2010 and June 27, 2009, respectively. The following table presents the major components of other income (expense), net:

	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
	(In thousands)
Foreign exchange gains (losses)	$(2,353)	$1,916	$(2,170)	$(6,990)
Gain (loss) on extinguishment of debt	(369)	—	(1,197)	13,490
Litigation settlement	—	—	35,556	—
Other, net	676	792	5,540	1,684
Total other income (expense), net	$(2,046)	$2,708	$37,729	$8,184

We reduce our exposure to currency fluctuations through the use of foreign currency forward contracts. To the extent actual amounts differ from forecasted amounts, or we are otherwise not fully hedged, we will have exposure to currency fluctuations, resulting in foreign exchange gains or losses.

Provision for Income Taxes

We estimate our annual effective tax rate at the end of each quarterly period. Our estimate takes into account the geographic mix of our pre-tax income (loss), our expected annual pre-tax income (loss), implementation of tax planning strategies and possible outcomes of audits and other uncertain tax positions. To the extent there are fluctuations in any of these variables during a period, our provision for income taxes may vary. Our provision for income taxes was an expense of $11.6 million for the three months ended July 3, 2010, compared to an expense of $14.5 million for the three months ended June 27, 2009, and an expense of $14.4 million for the nine months ended July 3, 2010, compared to an expense of $20.3 million for the nine months ended June 27, 2009. The year-to-date tax provision for 2010 is less than the amount for the comparable period in 2009 primarily as a result of a tax benefit of $12.3 million in the first quarter of 2010 in connection with favorable resolution of an uncertain tax position in a foreign jurisdiction.

Liquidity and Capital Resources

	Nine Months Ended
	July 3, 2010	June 27, 2009
	(Unaudited)
	(In thousands)
Net cash provided by (used in):
Operating activities	$(44,436)	$151,480
Investing activities	(28,006)	(81,835)
Financing activities	(165,642)	(68,719)
Effect of exchange rate changes on cash and cash equivalents	3,502	6,886
Increase (decrease) in cash and cash equivalents	$(234,582)	$7,812

Key liquidity performance measures

	Three Months Ended
	July 3, 2010	April 3, 2010	January 2, 2010	October 3, 2009
Days sales outstanding (1)	48	46	43	49
Inventory turns (2)	7.2	7.1	7.1	6.4
Accounts payable days (3)	56	55	54	57
Cash cycle days (4)	43	42	41	48

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

Cash and cash equivalents were $664.6 million at July 3, 2010 and $899.2 million at October 3, 2009. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities and other factors. Our working capital was $1.3 billion as of July 3, 2010 and October 3, 2009.

Net cash provided by (used in) operating activities was $(44.4) million and $151.5 million for the nine months ended July 3, 2010 and June 27, 2009, respectively. Cash flows from operating activities consist of: 1) net income (loss) adjusted to exclude non-cash items such as depreciation and amortization, stock-based compensation expense, etc., and 2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, and accrued liabilities and other long-term liabilities.

For the nine months ended July 3, 2010, we generated $158.0 million of cash from net income, excluding non-cash items. Of this amount, $35.6 million was received in connection with a litigation settlement.

Additionally, during the nine months ended July 3, 2010, we utilized $202.5 million of cash due to an increase in net operating assets. Our net operating assets increased primarily as a result of increasing business volume, as sales in the third quarter of 2010 increased approximately 20.0% from sales in the fourth quarter of 2009. Although we utilized cash by increasing our net operating assets, we were able to improve our working capital metrics for accounts receivable and inventory. Our days sales outstanding (“DSO”) (a measure of how quickly we collect our accounts receivable) decreased to 48 days at July 3, 2010 from 49 days at October 3, 2009, primarily as a result of our continuing focus on timely collections from customers. In absolute dollars, inventory increased $93.7 million, but due to higher sales levels our inventory turns increased to 7.2 turns during the three months ended July 3, 2010 from 6.4 turns during the three months ended October 3, 2009. Partially mitigating the change in working capital metrics for accounts receivable and inventory was our accounts payable days (a measure of how quickly we pay our suppliers), which decreased to 56 days for the three months ended July 3, 2010, from 57 days for the three months ended October 3, 2009 due primarily to a change in the linearity of our material purchases in the third quarter of 2010 versus the fourth quarter of 2009. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our revenue and inventory purchases throughout a given quarter. These fluctuations can significantly affect our cash flows from operating activities.

Net cash used in investing activities was $28.0 million and $81.8 million for the nine months ended July 3, 2010 and June 27, 2009, respectively. During the nine months ended July 3, 2010, we used $44.1 million of cash for capital expenditures, received proceeds of $30.8 million from asset sales, and used $14.7 million in connection with business combinations (refer to Note 2). During the nine months ended June 27, 2009, we used $55.5 million of cash for capital expenditures, received proceeds of $3.6 million from asset sales, and acquired, net of cash, a business operation for $29.7 million.

Net cash used in financing activities was $165.6 million and $68.7 million for the nine months ended July 3, 2010 and June 27, 2009, respectively. During the nine months ended July 3, 2010, we repaid $219.9 million of our debt, including $24.1 million acquired through an acquisition, and borrowed $50.6 million under two new short-term debt facilities (refer to Note 5). During the nine months ended June 27, 2009, we repurchased 10.1 million shares of our common stock for $29.2 million, we posted collateral of $19.9 million in the form of cash against certain of our collateralized obligations, and we repurchased $19.6 million of debt.

Sales of Accounts Receivable. Certain of our subsidiaries entered into agreements that allowed them to sell specified accounts receivable. Proceeds from accounts receivable sales under these agreements were $78.6 million and $101.7 million for the nine months ended July 3, 2010 and June 27, 2009, respectively. Proceeds from sales of accounts receivable are included in cash flows from operating activities in the condensed consolidated statement of cash flows. Our accounts receivable sales facility expired on June 26, 2010, and we currently do not intend to renew or replace the facility.

Other Liquidity Matters.

On January 14, 2009, one of our customers, Nortel Networks, filed a petition for reorganization under bankruptcy law. As a result, we determined that certain accounts receivable may not be collectible and therefore deferred recognition of revenue in the amount of $5.0 million for shipments made in the first quarter of 2009 and also determined that certain inventory balances may not be recoverable and provided a reserve for such inventories in the amount of $5.0 million in the first quarter of 2009. Also, during the third quarter of 2010, our results of operations were negatively affected by $5.1 million as a result of a customer's bankruptcy and another customer's inability to make payments to us.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental and employee matters and examinations and investigations by government agencies. As of July 3, 2010, we had reserves of $21.6 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters. We received a payment of $35.6 million in connection with a litigation settlement in December 2009.

As of July 3, 2010, we have a liability of $47.3 million for uncertain tax positions. Our estimate of our liability for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties), that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability.

In connection with our acquisition of BreconRidge Corporation (refer to Note 2), $17.2 million of purchase consideration is payable between now and November 29, 2011. Additionally, contingent consideration of $4.4 million may become payable based on the outcome of future events.

We have entered into, and continue to enter into, various transactions that periodically require collateral. These obligations have historically arisen from customs, import/export, VAT, utility services, debt financing, foreign exchange contracts and interest rate swaps. We have collateralized, and may from time to time collateralize, such obligations as a result of counterparty requirements or for economic reasons. As of July 3, 2010, we had collateral of $15.7 million in the form of cash against certain of our collateralized obligations. Cash used for collateral reduces our cash available for other purposes.

Our debt agreements currently contain a number of restrictive covenants, including prohibitions on incurring additional debt, making investments and other restricted payments, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. We were in compliance with these covenants as of July 3, 2010. Our debt agreements do not contain any financial maintenance covenants that are currently applicable to us. We may be required to seek waivers or amendments to certain covenants for our debt instruments if we are unable to comply with the requirements of the covenants in the future. We may not be able to obtain such waivers or amendments on terms acceptable to us or at all, and, in such case, these covenants could materially adversely impact our ability to conduct our business or carry out our restructuring plans.

Our next long-term debt maturity is in 2013. We may, however, consider early redemptions of our debt in future periods, possibly using proceeds from additional debt or equity financings. In addition to our existing covenant requirements, future debt financing may require us to comply with financial ratios and covenants. Equity financing, if required, may result in dilution to existing stockholders.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of our outstanding debt. Our primary sources of liquidity include 1) cash of $664.6 million; 2) our $235 million credit facility, of which we were eligible to borrow $116.4 million as of July 3, 2010 based on the levels of eligible accounts receivable and inventories at that date; 3) short-term borrowing facilities of $75 million, of which $24.4 million was available as of July 3, 2010; and 4) cash generated from operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. As of July 3, 2010, we had no short-term investments.

As of July 3, 2010, we had $1.2 billion of long-term debt, of which $980.0 million bears interest at a fixed rate and $257.4 million of variable rate debt has been converted to fixed rate through the use of interest rate swaps. Accordingly, we are not exposed to changes in interest rates on our long-term debt. We also had $50.6 million of variable-rate short-term borrowings outstanding as of July 3, 2010. Due to the insignificance of the amount, the effect of an immediate 10% change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts typically have maturities of up to two months and are not designated as part of a hedging relationship in accordance with SFAS No. 133. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the condensed consolidated statements of operations. As of July 3, 2010, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $340.2 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from forecasted sales denominated in currencies different from those for cost of sales and other expenses. These contracts are typically up to two months in duration and are accounted for as cash flow hedges under SFAS No. 133. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and is recognized in the condensed consolidated statement of operations when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $70.8 million as of July 3, 2010. The net impact of an immediate 10% change in exchange rates would not be material to our condensed consolidated financial statements, provided we accurately forecast our foreign currency exposure. If such forecasts are materially inaccurate, we could incur significant gains or losses.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, within the Company have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 3, 2010, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

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

See also Note 6 of Notes to Condensed Consolidated Financial Statements.

Other Proceedings

From time to time, we may be involved in other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on us as a result of incurrence of defense costs, diversion of management resources and other factors. We record liabilities for legal proceedings when a loss becomes probable and the amount of loss can be reasonably estimated.

Item 1A. Risk Factors Affecting Operating Results

We may experience component shortages or price increases, which could cause us to delay shipments to customers and reduce our sales and net income.

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. As a result of the improving economic environment, we are experiencing, and may continue to experience in the future, delays in component deliveries, which in turn could cause delays in product shipments to customers, result in reduced revenue from and have an adverse effect on our relationship with the affected customer, and our reputation generally as a reliable service provider. In addition, component shortages, whether anticipated or not, can increase our cost of goods sold and therefore decrease our gross margin since we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. Additionally, we may purchase components in advance of our requirements for those components as a result of a threatened or anticipated shortage. In this event, we may incur additional inventory carrying costs, for which we may not be compensated, and have a heightened risk of exposure to inventory obsolescence, the cost of which may not be recoverable from our customers. Such costs would reduce our margins and net income. Finally, the growing scarcity of such components may require us to look to second tier vendors or to procure components through brokers. Such components may be of lesser quality than those otherwise available and could cause us to incur costs to qualify such components or to replace them if they prove to be defective. In some cases, suppliers seek to obtain credit insurance for our or our subsidiaries' payment obligations as a condition to continuing to do business with us. Should such insurance not be available or if we are not otherwise able to guarantee our subsidiaries' payment obligations, our ability to continue to procure components and deliver manufactured products to our customers could be adverse impacted.

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

Many of the industries to which we provide products have recently experienced significant financial difficulty, with some of the participants filing for bankruptcy. Such significant financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand of these financially distressed customers, the potential inability of these companies to make full payment on amounts owed to us, or both. For example, one of our customers, Nortel Networks, has filed a petition for reorganization under bankruptcy law. As a result of this filing, in the first quarter of 2009, we reversed revenue and recorded an inventory provision in an aggregate amount of $10 million with respect to this customer. We do not carry insurance against the risk of customer default on their payment obligations to us.

We may be unable to obtain sufficient financing to reduce our debt levels or maintain or expand our operations, which may cause our stock price to fall and reduce the business our customers and vendors do with us.

In order to allow us to better manage our working capital requirements, we entered into a five-year $135 million credit facility in November 2008. On April 6, 2010, the total size of the credit facility was increased to $235 million upon receiving commitments from two lending banks. Should we need additional sources of liquidity above and beyond such facilities, we cannot be certain that financing will be available on acceptable terms or at all. In addition, the amounts borrowable under our credit facility depend upon our asset levels and, as such, there is no guarantee that sufficient amounts will be available to borrow therefrom when needed. In this regard, we were eligible to borrow approximately $116.4 million under our credit facility as of July 3, 2010. In the event we need additional capital, there is no guarantee that the debt or equity markets will be receptive to companies such as ours that are perceived to have high levels of leverage. New financing arrangements, if available, could result in us issuing additional equity securities, which could cause dilution to existing stockholders. If additional or continued financing, is not available when required, our ability to repay, reduce or refinance our debt levels, maintain or increase our rates of production and expand our manufacturing capacity, as well as our overall liquidity, will be harmed, which could cause our stock price to fall and reduce our customers' and vendors' willingness to do business with us.

We could experience credit problems with our customers, which would reduce our future revenues and net income.

While we seek to mitigate the impact of collection problems with our customers on our financial results by evaluating their creditworthiness on an ongoing basis and by maintaining an allowance for doubtful accounts that is assessed for adequacy quarterly, recent economic conditions have caused an increasing number of our customers to extend or default on their payments, declare bankruptcy or both. For example, as noted above, one of our customers, Nortel Networks, filed a petition for reorganization under bankruptcy law. As a result of this filing, in the first quarter of 2009, we reversed revenue and recorded an inventory provision in an aggregate amount of $10 million with respect to this customer. In addition, in the third quarter of 2010, we increased our bad debt reserve due to customer defaults. Should customer defaults increase substantially or exceed the level of our allowance, our revenue, net income and cash position would be reduced, perhaps significantly.

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

During 2009, we repurchased $46.9 million of our debt in the open market and we also repurchased 10.1 million shares of our common stock for an aggregate of $29.2 million. Further, during 2010, we redeemed $195.7 million of our long-term debt in the open market. These repurchases and redemptions have reduced our working capital. Although the redemptions of debt improve our operating results by reducing our interest expense, the redemptions and stock repurchases have reduced our liquidity. If we should repurchase or redeem additional debt or equity, our working capital and liquidity would be further reduced.

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

One customer represented 11.7% of our net sales and sales to our ten largest customers represented 50.3% of our net sales during the first nine months of 2010. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks related to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in their business, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could adversely affect our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would reduce our net sales and net income.

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

Consolidation in the electronics industry among our customers, our suppliers and/or our competitors may increase as companies combine to achieve further economies of scale and other synergies, especially in light of the worldwide economic downturn. Consolidation in the electronics industry could result in an increasing number of very large electronics companies offering products in multiple sectors of the electronics industry. The significant purchasing and market power of these large companies could increase competitive pressures on us. In addition, if one of our customers is acquired by another company that does not rely on us to provide EMS services either because it has its own production facilities or relies on another provider of similar services, we may lose that customer's business. There can be no assurance the new owner of our customer will continue to purchase products from us after the acquisition has been completed. In addition, consolidation in the electronics industry may also result in excess manufacturing capacity among EMS companies, which could drive our profitability down. Similarly, consolidation among our suppliers could result in a sole or limited source for certain components used in our customers' products. Any such consolidation could cause us to be required to pay increased prices for such components, which would reduce our gross margin and profitability.

We are subject to risks arising from our international operations.

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 78.5% of our net sales from non-U.S. operations during the first nine months of 2010 and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

•
the imposition of government controls;
•
compliance with U.S. and foreign laws concerning trade;
•
difficulties in obtaining or complying with export license requirements;
•
trade restrictions;
•
changes in tariffs;
•
labor unrest and difficulties in staffing;
•
inflexible employee contracts in the event of business downturns;
•
coordinating communications among and managing international operations;
•
fluctuations in currency exchange rates;
•
currency controls;
•
increases in duty and/or income tax rates;
•
adverse rulings in regards to tax audits;
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

Additionally, a significant portion of our worldwide cash reserves are generated by, and therefore held in, foreign jurisdictions. Certain of such jurisdictions restrict the amount of cash that can be transferred to the U.S or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant penalties and/or taxes to repatriate these funds.

We operate in countries that have experienced political unrest or instability or government controls over the conduct of business, including China, India, Thailand and other countries in Southeast Asia. Recently, in China, labor disputes and strikes based partly on wages have slowed or stopped production at certain manufacturers. In some cases, employers have responded by significantly increasing the wages of workers at such plants. To the extent such developments prevent us from adequately staffing our plants or manufacturing and shipping products in those jurisdictions, our revenues would be reduced and our reputation as a reliable supplier could be negatively impacted. Furthermore, should we find it necessary to increase wages of our employees in our international locations, our margins and therefore our net income would be reduced.

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

Our international sales are subject to laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

We are required to comply with all applicable domestic and foreign export control laws, including the International Traffic in Arms Regulations (“ITAR”) and the Export Administration Regulations (“EAR”). Some items manufactured by us are controlled for export by the United States Department of Commerce's Bureau of Industry and Security under the EAR. In addition, we are subject to the Foreign Corrupt Practices Act and international counterparts that, generally, bar bribes or unreasonable gifts for foreign governments and officials. Violation of any of these laws or regulations could result in significant sanctions, including large monetary penalties and suspension or debarment from participation in future government contracts, which could reduce our future revenue and net income.

We are subject to a number of U.S. governmental procurement rules and regulations, the failure to comply with which could result in damages or reduction of future revenue.

We are subject to a number of laws and regulations relating to the award, administration and performance of U.S. government contracts and subcontracts. Such laws and regulations govern, among other things, price negotiations, cost accounting standards and other aspects of performance under government contracts. These rules are complex and our performance under them is subject to audit by the Defense Contract Audit Agency and other government regulators. If an audit or investigation reveals a failure to comply with regulations or other improper activities, we may be subject to civil or criminal penalties and administrative sanctions by either the government or the prime customer, including termination of the contract, payment of fines and suspension or debarment from doing further business with the U.S. government. Any of these actions would increase our expenses, reduce our revenue and damage our reputation as a reliable government supplier.

We can experience losses due to foreign exchange rate fluctuations, which would reduce our net income.

Because we manufacture and sell a substantial portion of our products abroad, our operating costs are subject to fluctuations in foreign currency exchange rates. Specifically, if the U.S. dollar weakens against the foreign currencies in which we denominate certain of our trade accounts payable, fixed purchase obligations and other expenses, the U.S. dollar equivalent of such expenses would increase. We use financial instruments, primarily short-term foreign currency forward contracts, to hedge certain forecasted foreign currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. Our foreign currency hedging activities depend largely upon the accuracy of our forecasts of future sales, expenses, capital expenditures and monetary assets and liabilities. As such, our foreign currency forward contracts may exceed or not cover our full exposure to exchange rate fluctuations. If these hedging activities are not successful, we may experience significant unexpected expenses from fluctuations in exchange rates. Although we believe our foreign exchange hedging policies are reasonable and prudent under the circumstances, we can provide no assurances that we will not experience losses arising from currency fluctuations in the future, which could be significant.

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could increase our taxes and decrease our net income.

We are subject to income, sales, value added and other taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and other factors. Our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our tax provisions, including through assessment of back taxes, interest and penalties. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical tax provisions which could lead to an increase in our taxes payable and a decrease in our net income.

Restructuring of our operations could require us to take an accounting charge which would reduce our net income.

We have incurred significant expenses related to restructuring of our operations in the past. For example, we have moved, and we intend to continue moving, our operations from higher-cost to lower-cost locations to meet customer requirements. In addition, we have incurred unanticipated costs related to the transfer of operations to lower-cost locations, including costs related to integrating new facilities, managing operations in dispersed locations and realigning our business processes. We have incurred costs related to workforce reductions, work stoppages and labor unrest resulting from the closure of our facilities in higher cost locations. We also have incurred costs to restructure operations that have been acquired in order to integrate them into our Company. We expect to be required to record additional charges related to restructuring activities in the future, but cannot predict the timing or amount of such charges. Any such charges would reduce our net income.

Our credit arrangements contain covenants which may adversely impact our business and the failure to comply with such covenants could cause our outstanding debt to become immediately payable.

Our debt agreements do not contain financial covenants currently applicable to us, but do include a number of restrictive covenants, including prohibitions on incurring additional debt, making investments and other restricted payments, acquiring new businesses, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants would otherwise restrict. In addition, such agreements include affirmative covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under the new credit facility would not be allowed. If our cash is utilized to repay outstanding debt, we could experience an immediate and significant reduction in working capital available to operate our business.

Our failure to comply with applicable environmental laws could adversely affect our business by causing us to pay significant amounts for clean up of hazardous materials or for damages or fines.

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous substances and wastes in the ordinary course of our manufacturing operations. We also are subject to laws and regulations governing the recyclability of products, the materials that may be included in products, and the obligations of a manufacturer to dispose of these products after end users have finished using them. If we violate environmental laws, we may be held liable for damages and the costs of remedial actions and we may be subject to revocation of permits necessary to conduct our businesses. We cannot assure you that we will not violate environmental laws and regulations in the future as a result of human error, equipment failure or other causes. Although we estimate and periodically reassess our potential liability with respect to violations or alleged violations and accrue for such liability, we cannot assure you that our accruals will be sufficient to cover the actual costs we incur as a result of these violations or alleged violations or that no violations will not occur for which a reserve has not been established. Any increase in existing reserves or establishment of new reserves for environmental liability would reduce our net income. Our failure to comply with applicable environmental laws and regulations could also limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

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

Primarily as a result of certain of our acquisitions, we have incurred liabilities associated with environmental contamination. These liabilities include ongoing investigation and remediation activities at a number of sites, including our facilities located in Irvine, California (a former facility acquired as part of our acquisition of Elexsys); Owego, New York (a current facility that we acquired with our acquisition of Hadco Corporation); Derry, New Hampshire (a non-operating facility of Hadco), Fort Lauderdale, Florida (a former facility of Hadco) and Phoenix, Arizona (a site we acquired with our acquisition of Hadco). We have been named in a lawsuit alleging operations at our former facility in Santa Ana, California arising from our Elexsys acquisition contributed to groundwater contamination. There can be no assurance that any other similar third-party claims will not arise and will not result in material liability to us. In addition, there are some sites, including our acquired facility in Gunzenhausen, Germany, that are known to have groundwater contamination caused by a third-party, and that third-party has provided indemnity to us for the liability.

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

In addition, the electronics industry became subject to the European Union's RoHS (Restriction of Hazardous Substances) and WEEE (Waste from Electrical and Electronic Equipment) directives which took effect beginning in 2005. Parallel initiatives have been adopted in other jurisdictions, including several states in the United States and the People's Republic of China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. Although we believe we have implemented procedures to make our manufacturing process RoHS compliant, non-compliance could result in significant costs and/or penalties. In the case of WEEE, the compliance responsibility rests primarily with OEMs rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations, which could increase our costs.

If we manufacture or design defective products, or if our manufacturing processes do not comply with applicable statutory and regulatory requirements, we could be subject to damages and fines and lose customers.

We manufacture products to our customers' specifications, and in some cases our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, many of the medical devices that we manufacture, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the United States Food and Drug Administration. In addition, our customers' products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we design or manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements. Defects in the products we design or manufacture may result in repair costs, other liability claims, delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we design or manufacture or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in product liability claims against us. The magnitude of such claims may increase as we expand our medical, automotive, and aerospace and defense manufacturing services because defects in medical devices, automotive components and aerospace and defense systems could seriously harm users of these products. Even if our customers are responsible for defects in the design of a product, we could nonetheless be named in a product liability suit over such defects and could be required to expend significant resources defending ourselves.

Failure to comply with employment and related laws could result in the payment of significant damages, which would reduce our net income; employee theft or fraud could result in loss.

We are subject to a variety of domestic and foreign employment laws, including those related to safety, discrimination, whistle blowing, classification of employees and wages. Such laws are subject to change as a result of judicial decisions or otherwise and there can be no assurance that we will not be found to have violated any such laws in the future. Such violations could lead to the assessment of significant fines against us by federal, state or foreign regulatory authorities or to the award of damages claims against us in judicial proceedings by employees, any of which would reduce our net income. Certain of our employees have access to or signature authority with respect to bank accounts or other company assets, which could expose us to fraud or theft by such employees. In cases of fraud or theft by any such employee, we would incur losses, which may not be recoverable from the employee and which may not be fully covered by insurance.

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

We carry various forms of business and liability insurance that in amounts we believe are reasonable and customary for similarly situated companies in our industry. However, we do not have insurance coverage for all of the risks and liabilities we assume in connection with the products and services we provide to our customers, such as potential warranty, product liability, intellectual property infringement and product recall claims. As a result, such liability claims may only be partially covered under our insurance policies. Should we sustain a significant uncovered loss, our net income would be reduced.

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

In addition, these principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to revenue recognition, off-balance sheet transactions, stock-based compensation, restructurings, acquisition accounting, asset disposals and asset retirement obligations, intangible assets, derivative and other financial instruments and in-process research and development charges, have recently been revised or are under review. Changes to those rules or the questioning of how we interpret or implement those rules may have a material adverse effect on our reported financial results or on the way we conduct business. For example, a preliminary timetable by which U.S. companies would adopt International Financial Reporting Standards has been promulgated by the SEC. Although at a very early stage of consideration by regulatory agencies, adoption of such standards could substantially change our reporting practices in a number of areas, including revenue recognition and recording of assets and liabilities.

Finally, corporate governance, public disclosure and compliance practices continue to change based upon continuing legislative action, SEC rulemaking and stockholder advisory group policies. As a result, the number of rules and regulations applicable to us may increase, which would also increase our legal and financial compliance costs and the amount of time management must devote to compliance activities. In turn, these developments could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers in light of an increase in actual or perceived liability for serving in such positions.

If we are unable to protect our information systems against outages, computer viruses, break-ins and similar events, our operations could be disrupted

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for a variety of functions, including worldwide financial reporting, inventory management, procurement, invoicing and email communications. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. Despite the implementation of network security measures, our systems may also be vulnerable to computer viruses, break-ins and similar disruptions. If we are unable to prevent such outages and breaches, our operations could be disrupted.

We are subject to risks associated with natural disasters and global events.

We conduct a significant portion of our activities including manufacturing, administration and information technology management in areas that have experienced natural disasters, such as major earthquakes, hurricanes, and tsunamis. Our insurance coverage with respect to damages to our facilities or our customers' products caused by natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting one or more of our facilities, our operations and management information systems, which control our worldwide procurement, inventory management, shipping and billing activities, could be significantly disrupted. Such events could also delay or prevent product manufacturing and shipment for the time required to transfer production or repair, rebuild or replace the affected manufacturing facilities. This time frame could be lengthy and result in significant expenses for repair and related costs. While we have in place disaster recovery plans, there can be no assurance that such plans will be sufficient to allow our operations to continue in the event of every natural or man-made disaster, pandemic or other extraordinary event. Any extended inability to continue our operations at unaffected facilities following such an event would reduce our revenue and potentially damage our reputation as a reliable supplier.

Item 6. Exhibits

Exhibit Number	Description

10.49 (1)
Amendment No. 1 dated as of April 6, 2010 to Loan, Guaranty and Security Agreement dated as of November 19, 2008 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A. as agent for such lenders.

10.50 (1)
Incremental Loan Agreement Joinder dated as of April 6, 2010 among the parties to the Loan and Security Agreement dated November 19, 2008 and Goldman Sachs Lending Partners LLC and Morgan Stanley Senior Funding, Inc., as assuming lenders under the Loan and Security Agreement.

10.51 (2)	Amendment to Employment Agreement by and between the Registrant and Michael R. Tyler dated April 6, 2010 (filed herewith).

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

32.1 (3)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 (3)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

________________________

(1)    Incorporated by reference from exhibit of same number to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010.

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

SANMINA-SCI CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2010

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	August 5, 2010

EXHIBIT INDEX

Exhibit Number	Description

10.49 (1)
Amendment No. 1 dated as of April 6, 2010 to Loan, Guaranty and Security Agreement dated as of November 19, 2008 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A. as agent for such lenders.

10.50 (1)
Incremental Loan Agreement Joinder dated as of April 6, 2010 among the parties to the Loan and Security Agreement dated November 19, 2008 and Goldman Sachs Lending Partners LLC and Morgan Stanley Senior Funding, Inc., as assuming lenders under the Loan and Security Agreement.

10.51 (2)	Amendment to Employment Agreement by and between the Registrant and Michael R. Tyler dated April 6, 2010 (filed herewith).

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

32.1 (3)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 (3)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

________________________

(1)    Incorporated by reference from exhibit of same number to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010.

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