Form 10-K
period 2010-10-02
SANMINA-SCI CORP
filed 2010-11-24
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2010
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ x ] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes [ ] No [ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ x ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $962,426,240 as of April 3, 2010, based upon the last reported sale price of the common stock on the Nasdaq Global Select Market on April 2, 2010.

As of November 15, 2010, the number of shares outstanding of the registrant's common stock was 79,811,960.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant's annual meeting of stockholders to be held on January 20, 2011 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SANMINA-SCI CORPORATION

PART I

Item 1.  Business

Overview

We are an independent global provider of customized, integrated electronics manufacturing services, or EMS. We provide these comprehensive services primarily to original equipment manufacturers, or OEMs, in the communications, enterprise computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical, CleanTech and automotive industries. The combination of our advanced technologies, extensive manufacturing expertise and economies of scale enables us to meet the specialized needs of our customers in these markets in a cost-effective manner. We were originally incorporated in Delaware in May 1989.

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

We manufacture products in 18 countries on four continents. We seek to locate our facilities near our customers and our customers' end markets in major centers for the electronics industry or in lower cost locations. Many of our plants located near our customers and their end markets are focused primarily on final system assembly and test, while our plants located in lower cost areas engage primarily in high volume, less complex component and subsystem manufacturing and assembly.

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

Competitive Overview

We offer our OEM customers end-to-end services that span the entire product life cycle:

End-to-End Services for the Product Lifecycle

OEMs and their Customer
Global Supply Chain
Product Design and Engineering
OEMs
Product Definition, Key Components Selection
Product Development
DFx Analysis and Implementation
Prototyping, Validation, Pre-Production
Manufacturing
Final System Assembly and Test
Direct Order Fulfillment & Logistics Services
After-market Product Service and Support
Electronics Hardware & Embedded Software
Mechanical Assemblies and Enclosure
Printed Circuit Board & Backplane
Optical and Micro Electronics Modules
Unit & System Test Strategy
Vertically Integrated Manufacturing
High-end Printed Circuit Boards
Printed Circuit Board Assembly and Test
High-end Backplane Assemblies
Enclosure Systems
Cable Assemblies
Precision Machining
Optical Components and Modules
Modular Solutions (Memory & Solid State Drive Modules)
Communications
Computing
Enterprise Networking
Optical and Wireline Transmission
Wireless
Enterprise Computing, Storage
Data Center Infrastructure
Defense and Aerospace
Medical
Industrial and Semiconductor Systems
CleanTech
Multimedia
Automotive

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

Our engineering engagement models include Joint Design Manufacturing (JDM), Contract Design Manufacturing and consulting engineering for DFx, Value Engineering (cost reduction re-design), and design for environmental compliance with the European Union's Restrictions of Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment or WEEE. We focus on industry segments that include Communications, Enterprise Computing and Storage, Medical, Multimedia, Defense & Aerospace, Industrial & Semiconductor Capital Equipment, CleanTech and Automotive. System solutions for these industry segments are supported through our vertically integrated component technologies, namely, printed circuit boards, backplanes, enclosures, cable assemblies, precision machining, memory modules and optical modules.

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

Our printed circuit board assembly technologies include micro ball grid arrays, fine pitch discretes and small form factor radio frequency and optical components, as well as advanced packaging technologies used in high pin count application specific integrated circuits and network processors. We use innovative design solutions and advanced metal forming techniques to develop and fabricate high-performance indoor and outdoor chassis, enclosures and frames. Our assembly services use advanced technologies including precision optical alignment, multi-axis precision stages and machine vision technologies. We use sophisticated procurement and production management tools to effectively manage inventories for our customers and ourselves. We have also developed build-to-order, or BTO and configure-to-order, or CTO systems that enable us to manufacture and ship finished systems within 48 to 72 hours after receipt of an order. We have established a centralized EMS technology council to coordinate the development and introduction of new technologies to meet our customers' needs in various locations and to increase collaboration among our facilities.

Global Capabilities.  Most of our customers compete and sell their products on a global basis. As such, they require global solutions that include regional manufacturing for selected end markets, especially when time to market, local manufacturing or content and low cost solutions are critical objectives. Our global network of facilities in 18 countries provides our customers a combination of sites to maximize both the benefits of regional and low cost manufacturing. To manage and coordinate our global operations, we employ an enterprise-wide software system at substantially all of our manufacturing locations that operates on a single IT platform and provides us with company-wide information regarding component inventories and orders. This system enables us to standardize planning and purchasing at the plant level and to optimize inventory management and utilization. Our systems also enable our customers to receive key information regarding the status of their individual programs.

Customer-Focused Organization.  We believe customer relationships are critical to our success and our organization is focused on providing our customers with a high level of customer service. Our key customer accounts are managed by dedicated account teams including a global business manager directly responsible for account management. Global business managers coordinate activities across divisions to effectively satisfy our customers' requirements and have direct access to our senior management to quickly address customer concerns. Local customer account teams further support the global teams and are linked by a comprehensive communications and information management infrastructure.

Expertise in Serving Diverse End Markets.  We have experience in serving our customers in the communications, enterprise computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical, CleanTech and automotive markets. Our diversification across end markets reduces our dependence upon any one customer or segment. In order to cater to the specialized needs of customers in particular market segments, we have dedicated personnel, and in some cases facilities, with industry-specific capabilities and expertise. We also maintain compliance with industry standards and regulatory requirements applicable to certain markets including, among others, the medical and defense and aerospace sectors.

Experienced Management Team.  We believe that one of our principal assets is our experienced management team. Our Chief Executive Officer, Jure Sola, co-founded Sanmina in 1980. Hari Pillai, President and Chief Operating Officer, joined us in 1994 and has served in various senior manufacturing management positions since that time. We believe that the significant experience of our management team enables us to capitalize on opportunities in the current business environment.

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

Continuing to Penetrate Diverse End Markets.  We focus our marketing and sales efforts on major end markets within the electronics industry. We have targeted markets that we believe offer significant growth opportunities and for which OEMs sell complex products that are subject to rapid technological change because the manufacturing of these products requires higher value-added services. Our approach to our target markets is two-fold: we intend to strengthen our significant presence in the communications and enterprise computing markets, and also focus on under-penetrated target markets, including the medical, industrial and semiconductor capital equipment, CleanTech, automotive, and defense and aerospace industries, many of which have not extensively relied upon EMS companies in the past. We intend to continue our diversification across market segments and customers to reduce our dependence on any particular market.

Pursuing Strategic Transactions.  We seek to undertake strategic transactions that give us the opportunity to access new customers, manufacturing and service capabilities, technologies and geographic markets. In addition, we plan to continue to pursue OEM divestiture transactions that will augment existing strategic customer relationships with favorable supply agreement terms or build new relationships with customers in attractive end markets. Potential future transactions may include a variety of different business arrangements, including acquisitions, spin-offs, strategic partnerships, restructurings and divestitures. We intend to continue to evaluate and pursue strategic opportunities on a highly selective basis.

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

Product Design and Engineering.  Our design and engineering groups provide customers with design and engineering services from initial product design and detailed product development through to production. These groups also complement our vertically integrated manufacturing capabilities by providing manufacturing design services for printed circuit boards, backplanes and enclosures. Our offerings in design engineering include product architecture, development, integration, regulatory and qualification services; while NPI services include quick-turn prototype, functional test development and release to volume production.

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

Component Technology Design Services.  We provide design and technology support for our vertically integrated components and subassemblies, including:

Printed Circuit Board and Backplane Design.  We support our customers with printed circuit board and backplane design and development assistance for optimizing performance, manufacturability and cost. These printed circuit boards and backplanes incorporate high layer counts and large form factors and are used in complex products such as optical networking products and communications switches. These designs also incorporate component miniaturization technologies and other advanced technologies that increase the number and density of components that can be placed on a printed circuit board. These technologies enable OEMs to provide greater functionality in smaller products. We also provide signal integrity engineering services which enable the transmission of high speed electrical signals through a system while maintaining signal quality and data integrity.

Electro-Mechanical Design.  We have mechanical design groups globally that design and engineer a variety of electro-mechanical systems for the communications, enterprise computing and storage, multimedia, industrial, semiconductor, defense, aerospace, medical and CleanTech markets.  Our teams of highly skilled designers address structural, thermal, environmental, seismic, power distribution, and interconnect or cabling features of the product, and provide the regulatory compliance or certification requirements for the product and its intended environment. In addition to providing conceptual and detailed mechanical design services, our offerings include engineering analysis, DFMA (design for manufacturability and assembly), value engineering, project management, engineering documentation and qualification services - thus providing a virtual one-stop service to launch the product. Analytical capabilities cover thermal analysis and testing, stress and vibration analysis, dimensional and tolerance analysis, EMC/EMI analysis, etc. Product designs can involve a wide variety of materials, such as steel, aluminum alloys, injection molded plastics and die-castings. Our design experience covers a range of products, including indoor and outdoor wireless base station cabinets, datacom and computing racks, chassis, frames, enclosures for high-end servers, data storage systems, industrial and medical imaging systems, gaming consoles, gas analysis instrumentation, etc.

Manufacturing.  Manufacturing includes the following vertically integrated manufacturing services:

Printed Circuit Boards.  We have the ability to produce multilayer printed circuit boards on a global basis with high layer counts and fine line circuitry. Our ability to support NPI and quick turn fabrication followed by manufacturing in both North America and Asia allows our customers to accelerate their time to market as well as their time to volume. Standardized processes and procedures make transitioning of products easier for our customers. Our technology roadmaps provide leading-edge capabilities and higher yielding processes. Engineering teams are available on a world-wide basis to support designers in DFM analysis and assemblers with field application support.

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

Enclosure Systems.  Enclosure systems are used across all major markets to house and protect complex and fragile electronic components, modules and sub-systems, so that the system's functional performance is not compromised due to mechanical, environmental or any hostile conditions. Our enclosure manufacturing services include fabrication of cabinets, chassis, frames and racks integrated with various electronic components and sub-systems for power and thermal management, control, sensing and alarm functions. We manufacture a broad range of enclosures from basic enclosures for low end servers, to large and highly complex enclosures, such as those used in indoor and outdoor wireless base station products. We serve a variety of end markets, partnering with customers from initial concept development through integration and final system assembly and test. Our enclosure expertise is readily accessible at any of our state-of-the-art facilities that provide metal fabrication, high-volume metal stamping, plastic injection molding, aluminum die-casting and robotic welding capabilities.

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

Precision Machining.  As part of our mission to provide complete manufacturing solutions to customers, Sanmina-SCI offers a suite of world-class precision machining services in the USA, Israel and China. We utilize advanced numerically controlled machines enabling the manufacture of components to very tight tolerances and the assembly of these components in clean environments. Capabilities include expertise in complex medium- and large-format mill and lathe machining of aluminum, stainless steel, plastics, ferrous and nonferrous alloys, and exotic alloys. We also have in-house welding, helium and hydrostatic leak-test capabilities. Through an established supply chain we do lapping, plating, anodizing, EDM, heat-treating, cleaning, laser inspection, painting and packaging. We have dedicated facilities supporting machining and complex integration with access to a suite of state-of-the-art, computer-controlled machining equipment that can satisfy the most rigorous demands for production and quality. This equipment includes fully automated “lights-out” machinery that continues production in the absence of human operators. With some of the largest horizontal milling machines in the United States we are a supplier of vacuum chamber systems for the semiconductor and flat panel display equipment markets. We also support a number of other markets such as medical, oil and gas exploration, and transportation.

Microelectronic Components and Modules.  Optical and RF components are the key building blocks of many systems and we produce both passive and active components. RF and Optical modules are integrated subsystems that use a combination of industry standard and/or custom components. We are a provider of RF and optical components and systems for customers in the telecommunications, networking, medical and military markets. Our experience in RF and optical communications and networking products spans long haul/ultra long haul and metro regions for transport/transmission, as well as access and switching applications, including last mile solutions. We are currently supplying product to the 40G and 100G optical marketplace based on these technologies. Our service offerings for optical communications customers are designed to deliver end-to-end solutions with special focus on design and industrialization, optical and RF component, module and blade assembly, as well as system integration and test.

Modular Solutions™. Modular solutions are integrated subsystems that use industry standard integrated circuits including Dynamic Random Access Memory (DRAM), non-volatile Flash Memory, Application Specific Integrated Circuits (ASICs) and controllers, microprocessors and digital signal processors. We develop and manufacture innovative DRAM Modules, Flash Memory Products, Solid-State Drives (SSDs) and Mixed Technology Devices. These solid-state high-technology products are designed to optimize the value and performance of our customers' applications in the Networking & Communications, Enterprise Computing & Storage, Defense & Aerospace, and Embedded & Industrial markets. Our advanced design and manufacturing capabilities offer superior assembly, testing, programming, and deployment solutions for all modular product needs. To maintain our leadership position as a modular solutions provider, we are continuously researching, developing and implementing next-generation solutions such as Element SSDs, Arxcis-NV™, SATADIMM, and SATA Cube™ to meet the needs of OEMs with high-performance, space-constrained and thermally challenging environments. We also provide innovative DDRI, DDRII, and DDRIII DRAM modules utilizing stacked Chip-Scale-Packaging (CSP) technology, Ram-Stack™, offering high densities in ultra small form factors. We integrate both standard and custom modules in the products we manufacture. We rely on our superior quality, flexibility and quick response to bring to market the solutions that meet our customers' needs at a competitive cost.

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

Global Supply Chain Management

We purchase large quantities of electronic components and other raw materials from a range of suppliers. Our global supply chain management primary task involves in consolidating our global spend to create the synergy and leverage to drive our supply base for better cost competitiveness and more favorable terms. As a result, we often receive more favorable terms from suppliers which can enable us to provide our customers with greater cost reductions than they can obtain themselves. Our strong supplier relationships also often enable us to obtain electronic components and other raw materials that are in short supply or return excess inventories to suppliers even when they are not contractually obligated to accept them.

Supply chain management also involves the planning, purchasing and warehousing of product components. The other objective of our supply chain management services is to reduce excess component inventory in the supply chain by scheduling deliveries of components at a competitive price and on a just-in-time, as-and-when-needed basis. We use sophisticated production management systems to manage our procurement and manufacturing processes in an efficient and cost effective manner. We collaborate with our customers to enable us to respond to their changing component requirements for their products and to reflect any changes in these requirements in our production management systems. These systems often enable us to forecast future supply and demand imbalances and develop strategies to help our customers manage their component requirements. Our enterprise-wide software systems provide us with company-wide information regarding component inventories and orders to standardize planning and purchasing at the plant level. These systems enable us to transfer product components between plants to respond to changes in customer requirements or to address component or other raw material shortages.

Our End Markets

We have targeted markets that we believe offer significant growth opportunities and for which OEMs sell complex products that are subject to rapid technological change. We believe that markets involving complex, rapidly changing products offer us opportunities to produce products with higher margins because these products require higher value-added manufacturing services and may also include our advanced vertically integrated components. Our approach to our target markets is two-fold—we intend to strengthen our significant presence in the communications and enterprise computing and storage markets market, while also focusing on other under-penetrated target markets, including the medical, automotive, industrial and semiconductor capital equipment, and defense and aerospace, and CleanTech industries, many of which have not extensively relied upon EMS companies in the past. Our diversification across market segments and customers helps mitigate our dependence on any particular market.

Communications Infrastructure: Wireless and Wireline Access, Optical and Wireline Transmission and Switching and Enterprise Networking.  In the communications sector, we focus on infrastructure equipment. This includes wireless and wireline access and transmission systems, optical networking and transmission and enterprise networking systems. Our product design and engineering staff has extensive experience designing and industrializing advanced communications products and components for these markets. Products we manufacture include point-to-point microwave systems, wireless base stations, satellite receivers and various radio frequency appliances, optical switches and transmission hardware and wireline access equipment including switches and routers among others. We also design and manufacture optical, RF and microelectronic components which are key devices in many of these products.

Enterprise Computing and Storage.  We provide CTO and BTO services to the enterprise computing and storage market. We tightly couple our vertically integrated supply chain with manufacturing and logistics allowing for assembly and distribution of products to be completed more quickly with high quality standards and at low cost. Our vertical integration capabilities include racks, enclosures, cables, complex multi-layer printed circuit boards, printed circuit assemblies and backplanes. In addition, we have designed and developed some of the most compact and powerful storage devices available on the market today which we have coupled with our global, vertically integrated supply chain and manufacturing capabilities to deliver true end-to-end, no touch, cost-effective EMS solutions to the data storage industry.

Multimedia.  We manufacture digital set-top boxes, point of sale equipment, digital cameras, digital home gateways, professional audio-video equipment and internet protocol entertainment devices. For our multimedia OEM customers, we manage the production process for multimedia products including product design and engineering, test development, supply chain management, manufacturing of printed circuit boards and assemblies, final system assembly and test, direct order fulfillment including our BTO and CTO capabilities, and repair services.

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

Defense and Aerospace.  We offer our end-to-end services to the defense and aerospace industry. We believe that this industry currently represents a significant growth opportunity for us due in part to the growing desire of defense and aerospace OEMs to outsource non-core manufacturing activities in order to reduce costs. We believe our experience in serving the aerospace industry, as well as our product design and engineering capabilities, represent key competitive strengths for us in the defense and aerospace market. Defense and aerospace products that we design and manufacture include avionics systems, weapons guidance systems, tactical and secure network communications systems, detection systems for homeland defense, cockpit communications systems and space systems.

Medical.  We provide comprehensive manufacturing and related services to the medical industry including design, logistics and regulatory approval support. The manufacturing of products for the medical industry often requires compliance with domestic and foreign regulations including the Food and Drug Administration's or FDA's quality system regulations and the European Union's medical device directive. In addition to complying with these standards, our medical manufacturing facilities comply with ISO 13485-2003 (formerly EN 46002) and ISO 9001:2000. Sanmina manufactures a broad range of medical systems including blood glucose meters, computed tomography scanner assemblies, respiration systems, blood analyzers, cosmetic surgery systems, ultrasound imaging systems and a variety of patient monitoring equipment.

CleanTech. We are committed to serving companies leading the clean technology, or CleanTech, revolution in the solar, wind, fuel cell, battery systems, LED lighting and smart infrastructure industries. We leverage traditional electronics manufacturing services (EMS) for CleanTech customers in areas related to power electronics, control and distribution, smart meters and full-system integration. Beyond traditional EMS, our extensive range of electro-mechanical design and complex system manufacturing capabilities are an excellent fit across all CleanTech segments. Our manufacturing operations are strategically located in close proximity to CleanTech “hot spots”.

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

Customers

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented 49.9%, 48.0% and 48.2% of our net sales for 2010, 2009 and 2008, respectively. For 2010, one customer, EchoStar Corporation, represented approximately 11% of our net sales. For 2009 and 2008, no customer represented 10% or more of our net sales.

We seek to establish and maintain long-term relationships with our customers and have served many of our principal customers for several years. Historically, we have had substantial recurring sales from existing customers. We have also expanded our customer base through our marketing and sales efforts as well as acquisitions. We have been successful in broadening relationships with customers by providing vertically integrated products and services as well as multiple products and services in multiple locations.

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

We generally do not obtain firm, long-term commitments from our customers under supply agreements. As a result, customers can cancel their orders, change production quantities or delay orders. Uncertain economic conditions and our general lack of long-term purchase contracts with our customers make it difficult for us to accurately predict revenue over the long-term. Even in those cases in which customers are contractually obligated to purchase products from us or repurchase unused inventory from us that we have ordered for them, we may elect not to immediately enforce our contractual rights because of the long-term nature of our customer relationships or for other business reasons and may instead, negotiate accommodations with customers regarding particular situations.

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

Competition

We face competition from other major global EMS companies such as Benchmark Electronics, Inc., Celestica, Inc., Flextronics International Ltd., Hon Hai (Foxconn), Jabil Circuits, Inc. and Plexus Corp., as well as other EMS companies that often have a regional product, service or industry specific focus. In addition, our potential customers may also compare the benefits of outsourcing their manufacturing to us with the merits of manufacturing products themselves.

We compete with different companies depending on the type of service or geographic area. We believe that the primary competitive factors in our industry include manufacturing technology, quality, delivery, responsiveness, provision of value-added services and price. We believe our primary competitive strengths include our ability to provide global end-to-end services, our product design and engineering resources, our advanced technologies, our high quality manufacturing assembly and test services, our customer focus and responsiveness, our expertise in serving diverse end markets and our experienced management team.

Intellectual Property

We hold various United States and foreign patents primarily related to printed circuit board technologies, methods of manufacturing printed circuit boards, enclosures, memory modules and enterprise computing (servers and storage). For other proprietary processes, we rely primarily on trade secret protection. We also have registered trademarks in the United States and certain other countries. A number of our patents covering certain aspects of our manufacturing processes or products have expired or will expire in the near future. Such expirations reduce our ability to assert claims against competitors or others who use similar technology.

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

We have also been named as a potentially responsible party at a contaminated disposal site operated by another party at the Casmalia Resources disposal site in Southern California as a result of the past disposal of hazardous waste by companies we have acquired or by our corporate predecessors. Although liabilities for such historic disposal activities have not materially affected our financial condition to date, we cannot assure you that past disposal activities will not result in liability that will materially affect us in the future.

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

Employees

As of October 2, 2010, we had 44,199 employees, including 7,696 temporary employees. None of our U.S. employees are represented by a labor union. In some international locations, our employees are represented by labor unions on either a national or plant level or are subject to collective bargaining agreements. Some foreign countries also have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We believe our relationship with our employees is good.

Available Information

Our Internet address is http://www.sanmina-sci.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC's website at http://www.sec.gov .

EXECUTIVE OFFICERS

The following table sets forth the name, position and age of our current executive officers and their ages as of October 2, 2010.

Name	Age	Position
Jure Sola	59	Chairman of the Board and Chief Executive Officer
Hari Pillai	50	President and Chief Operating Officer
Robert Eulau	48	Executive Vice President and Chief Financial Officer
Michael Tyler	54	Executive Vice President, General Counsel and Corporate Secretary
Dennis Young	59	Executive Vice President of Worldwide Sales and Marketing
David Pulatie	68	Executive Vice President of Global Human Resources

Jure Sola has served as our Chief Executive Officer since April 1991, as Chairman of our Board of Directors from April 1991 to December 2001 and from December 2002 to present, and as Co-Chairman of our Board of Directors from December 2001 to December 2002. In 1980, Mr. Sola co-founded Sanmina and initially held the position of Vice President of Sales. In October 1987, he became our Vice President and General Manager, responsible for manufacturing operations and sales and marketing and was President from October 1989 to March 1996.

Hari Pillai joined us in 1994 and has served in manufacturing management positions since that time. In January 2002, Mr. Pillai was appointed President and General Manager of our EMS division and in October 2004 was appointed President, Global EMS operations. In October 2008, Mr. Pillai was promoted to President and Chief Operating Officer.

Robert Eulau has served as our Executive Vice President and Chief Financial Officer since September 14, 2009. Prior to joining us, he served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of privately-owned Alien Technology Corporation, a developer of radio frequency identification products, from March 2006 through June 2008. Previously, he was Senior Vice President and Chief Financial Officer of publicly-traded Rambus Inc., a technology licensing company, from May 2001 through March 2006. Prior to Rambus, Mr. Eulau served over 15 years with Hewlett Packard Company in various leadership roles, including Vice President and Chief Financial Officer of HP's Business Customer Organization,  and Vice President and Chief Financial Officer of HP's Computing Products business.

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

The business environment in the electronics industry has been challenging recently due to adverse worldwide economic conditions. In particular, there has been an erosion of global consumer confidence amidst concerns over declining asset values, price instability, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns slowed global economic growth and resulted in recessions in many countries, including in the U.S., Europe and certain countries in Asia. The conditions have resulted, and may result in the future, in our customers delaying purchases of the products we manufacture for them and our customers placing purchase orders for lower volumes of products than previously experienced or anticipated. We cannot accurately predict future levels of demand for our customers' electronics products. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows.

If these economic conditions continue to exist, in addition to our customers or potential customers reducing or delaying orders, a number of other negative effects on our business could result, including the insolvency of key suppliers, which could result in production delays, shorter payment terms from suppliers due to reduced availability of credit default insurance in the market, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, increase our need for cash, and decrease our net revenue and profitability.

Many of the industries to which we provide products have previously experienced significant financial difficulty, with some of the participants filing for bankruptcy. Such significant financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand of these financially distressed customers, the potential inability of these companies to make full payment on amounts owed to us, or both. For example, one of our customers, Nortel Networks, has filed a petition for reorganization under bankruptcy law. As a result of this filing, in the first quarter of 2009, we reversed revenue and recorded an inventory provision in an aggregate amount of $10 million with respect to this customer. We do not carry insurance against the risk of customer default on their payment obligations to us.

We may be unable to obtain sufficient financing to reduce our debt levels or maintain or expand our operations, which may cause our stock price to fall and reduce the business our customers and vendors do with us.

Our liquidity needs are largely dependent on changes in working capital, including investments in manufacturing inventory, facilities and equipment, the extension of trade credit by our suppliers, repayments of obligations under outstanding indebtedness and repurchases of our outstanding debt. In order to allow us to better manage our working capital requirements, we entered into a five-year $135 million asset-backed credit facility in November 2008, which we later increased to $235 million. Should we need additional sources of liquidity above and beyond such facilities, we cannot be certain that financing will be available on acceptable terms or at all. In addition, the amounts borrowable under our credit facility depend upon our asset levels and, as such, there is no guarantee that sufficient amounts will be available to borrow therefrom when needed. In this regard, we were eligible to borrow approximately $115.9 million under our credit facility as of October 2, 2010. In the event we need additional capital, there is no guarantee that the debt or equity markets will be receptive to our efforts to raise additional capital. New financing arrangements, if available, could result in us issuing additional equity securities, which could cause dilution to existing stockholders. If additional or continued financing, including the continued extension of trade credit by our suppliers, is not available when required, our ability to repay, reduce or refinance our debt levels, maintain or increase our rates of production and expand our manufacturing capacity, as well as our overall liquidity, will be harmed, which could cause our stock price to fall and reduce our customers' and vendors' willingness to do business with us.

We could experience credit problems with our customers, which would reduce our future revenues and net income.

While we seek to mitigate the impact of collection problems with our customers on our financial results by evaluating their creditworthiness on an ongoing basis and by maintaining an allowance for doubtful accounts that is assessed for adequacy quarterly, recent economic conditions have caused an increasing number of our customers to extend or default on their payments, declare bankruptcy or both. For example, one of our customers, Nortel Networks, filed a petition for reorganization under bankruptcy law. As a result of this filing, in the first quarter of 2009, we reversed revenue and recorded an inventory provision in an aggregate amount of $10 million with respect to this customer. In addition, in the third quarter of 2010, we increased our bad debt reserve due to customer defaults. Should customer defaults increase substantially or exceed the level of our allowance, our revenue, net income and cash position would be reduced, perhaps significantly.

We are subject to intense competition in the EMS industry which could cause us to lose sales and therefore hurt our financial performance.

The EMS industry is highly competitive and the industry has been experiencing a surplus of manufacturing capacity, particularly in light of the recent slowdown in the U.S. and international economies. Our competitors include major global EMS providers such as Celestica, Inc., Flextronics International Ltd., Hon Hai (Foxconn) and Jabil Circuit, Inc., as well as other EMS companies that have a regional, product, service or industry specific focus. Some of those companies have greater manufacturing and financial resources than we do. We also face competition from current and potential OEM customers who may elect to manufacture their own products internally rather than outsourcing to EMS providers.

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

•	pricing and other competitive pressures;

•	fluctuations in the values of our assets, including real property and assets held for sale, which could result in charges to income;

•	fluctuations in component prices;

•	political and economic developments in countries in which we have operations;

•	timing of new product development by our customers which creates demand for our services;

•	levels of demand in the end markets served by our customers;

•	volatility of foreign currency exchange rates; and

•	changes in our tax provision due to our estimates of pre-tax income in the jurisdictions in which we operate.
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

Our strategy to pursue higher margin business depends in part on the success of our components business, which if not successful, could cause our future gross margins and operating results to be lower.

Our components business, which includes PCB, mechanical systems, optical components and cabling manufacturing, is a key part of our strategy to grow our future margins and profitability by expanding our vertical integration capabilities. In order to grow this portion of our business profitably, we must continue to make substantial investments in the development of our components capabilities, in research and development activities, test and tooling equipment and skilled personnel. Given the relatively higher fixed cost structure of this business, our success is greatly dependent upon obtaining sufficient orders for our components products which is difficult to predict. The success of our components business also depends on our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the specifications and quality standards required by customers. In particular, our customers require that all new components used in their products be qualified in advance. Such process can be costly both in terms of time and cost and may not result in the customers' acceptance of our components. Any of these factors could cause components revenue or margins to be less than expected, which would have an overall adverse effect on our revenues and profitability.

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

We provide EMS services to companies that sell products in the communications networks; industrial, defense and medical; enterprise computingand storage; and multimedia markets. Adverse changes in these markets could reduce demand for our customers' products and make these customers more sensitive to the cost of our EMS services, either of which could reduce our sales, gross margins and net income. Factors affecting any of our customers' industries in general, or our customers in particular, could seriously harm our business. These factors include:

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

One customer represented approximately 11% of our net sales and sales to our ten largest customers represented 49.9% of our net sales during fiscal 2010. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks related to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by such a customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in their business, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could adversely affect our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would reduce our net sales and net income.

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

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 79.0% of our net sales from non-U.S. operations in fiscal 2010 and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

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

Additionally, a significant portion of our worldwide cash reserves are generated by, and therefore held in, foreign jurisdictions. Certain of such jurisdictions restrict the amount of cash that can be transferred to the U.S or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant taxes to repatriate these funds.

We operate in countries that have experienced political unrest or instability or government controls over the conduct of business, including China, India, Thailand and other countries in Southeast Asia. Recently, in China, labor disputes and strikes based partly on wages have slowed or stopped production at certain manufacturers. In some cases, employers have responded by significantly increasing the wages of workers at such plants. In addition, regulatory authorities and others have increased their scrutiny of labor conditions in countries in which we operate. To the extent such developments result in more burdensome labor laws and regulations or require us to increase the wages of employees, our ability to adequately staff our plants and to manufacture and ship products in those jurisdictions could be adversely affected, our margins and net income could be reduced and our reputation as a reliable supplier could be negatively impacted.

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

We are subject to income, sales, value-added and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and other factors. Our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our tax provisions, including through assessment of back taxes, interest and penalties. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical tax provisions which could lead to an increase in our taxes payable and a decrease in our net income.

Restructuring of our operations could require us to take an accounting charge which would reduce our net income.

We have incurred significant expenses related to restructuring of our operations in the past. For example, we have moved, and may continue to move, our operations from higher-cost to lower-cost locations to meet customer requirements. We have incurred costs related to workforce reductions, work stoppages and labor unrest resulting from the closure of our facilities in higher cost locations. In addition, we have incurred unanticipated costs related to the transfer of operations to lower-cost locations, including costs related to integrating new facilities, managing operations in dispersed locations and realigning our business processes. We also have incurred costs to restructure operations that have been acquired in order to integrate them into our Company. We expect to be required to record additional charges related to restructuring activities in the future, but cannot predict the timing or amount of such charges. Any such charges would reduce our net income.

Our credit arrangements contain covenants which may adversely impact our business and the failure to comply with such covenants could cause our outstanding debt to become immediately payable.

Our debt agreements do not contain financial covenants currently applicable to us, but do include a number of negative covenants, including restrictions on incurring additional debt, making investments and other restricted payments, acquiring new businesses, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants would otherwise restrict. In addition, such agreements include affirmative covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under the new credit facility would not be allowed. If our cash is utilized to repay outstanding debt, we could experience an immediate and significant reduction in working capital available to operate our business.

Our failure to comply with applicable environmental laws could adversely affect our business by causing us to pay significant amounts for clean up of hazardous materials or for damages or fines.

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous substances and wastes in the ordinary course of our manufacturing operations. We also are subject to laws and regulations governing the recyclability of products, the materials that may be included in products, and the obligations of a manufacturer to dispose of these products after end users have finished using them. If we violate environmental laws, we may be held liable for damages and the costs of remedial actions and we may be subject to revocation of permits necessary to conduct our businesses. We cannot assure you that we will not violate environmental laws and regulations in the future as a result of human error, equipment failure or other causes. Although we estimate and regularly reassess our potential liability with respect to violations or alleged violations and accrue for such liability, we cannot assure you that our accruals will be sufficient to cover the actual costs we incur as a result of these violations or alleged violations or that no violations will not occur for which a reserve has not been established. Any increase in existing reserves or establishment of new reserves for environmental liability would reduce our net income. Our failure to comply with applicable environmental laws and regulations could also limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

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

Primarily as a result of certain of our acquisitions, we have incurred liabilities associated with environmental contamination. These liabilities include ongoing investigation and remediation activities at a number of sites, including our facilities located in Irvine, California (a former facility acquired as part of our acquisition of Elexsys); Owego, New York (a current facility that we acquired with our acquisition of Hadco Corporation); Derry, New Hampshire (a non-operating facility of Hadco) Fort Lauderdale, Florida (a former facility of Hadco) and Phoenix, Arizona (a site we acquired with our acquisition of Hadco). We have been named in a lawsuit alleging operations at our former facility in Santa Ana, California arising from our Elexsys acquisition contributed to groundwater contamination. There can be no assurance that any other similar third-party claims will not arise and will not result in material liability to us. In addition, there are some sites, including our acquired facility in Gunzenhausen, Germany, that are known to have groundwater contamination caused by a third-party, and that third-party has provided indemnity to us for the liability.

We have also been named as a potentially responsible party at one contaminated disposal site, operated by another party at the Casmalia Resources site in Southern California, as a result of the past disposal of hazardous waste by companies we have acquired or by our corporate predecessors. Although liabilities for such historical disposal activities have not materially affected our financial condition to date, we cannot assure you that past disposal activities will not result in liability that will materially affect us in the future, nor can we provide assurance that we do not have environmental exposures of which we are unaware and which could adversely affect our operating results.

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

We manufacture products to our customers' specifications, and in some cases our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, many of the medical devices that we manufacture, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the United States Food and Drug Administration. In addition, our customers' products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we design or manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements. Defects in the products we design or manufacture may result in product recalls, warranty claims by customers, including liability for repair costs, delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we design or manufacture or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in product liability claims against us. The magnitude of such claims may increase as we expand our medical, automotive, and aerospace and defense manufacturing services because defects in medical devices, automotive components and aerospace and defense systems could seriously harm users of these products. Even if our customers are responsible for defects in the design of a product, we could nonetheless be named in a product liability suit over such defects and could be required to expend significant resources defending ourselves.

We also design products on a contract basis or jointly with our customers. The design services that we provide can expose us to different or greater potential liabilities than those we face when providing our regular manufacturing services. For example, we have increased exposure to potential product liability claims resulting from injuries caused by defects in products we design, as well as potential claims that products we design infringe third-party intellectual property rights. Such claims could subject us to significant liability for damages and, regardless of their merits, could be time-consuming and expensive to resolve. Any such costs and damages could be significant and would reduce our net income.

Failure to comply with employment and related laws could result in the payment of significant damages, which would reduce our net income; employee theft or fraud could result in loss.

We are subject to a variety of domestic and foreign employment laws, including those related to safety, discrimination, whistle-blowing, classification of employees, wages and severance payments. Such laws are subject to change as a result of judicial decisions or otherwise and there can be no assurance that we will not be found to have violated any such laws in the future. Such violations could lead to the assessment of significant fines against us by federal, state or foreign regulatory authorities or to the award of damages claims (including severance payments) against us in judicial proceedings by employees, any of which would reduce our net income. Certain of our employees have access to or signature authority with respect to bank accounts or other company assets, which could expose us to fraud or theft by such employees. In cases of fraud or theft by any such employee, we would incur losses, which may not be recoverable from the employee and which may not be fully covered by insurance.

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
Any of these factors could prevent us from realizing the anticipated benefits of a strategic transaction, and our failure to realize these benefits could reduce our sales below and increase our costs above our forecasts. Acquisitions may also be dilutive to our earnings per share if our projections and assumptions about the acquired business' future operating results prove to be inaccurate. As a result, although our goal is to improve our business and maximize stockholder value, any transactions that we complete may ultimately fail to increase our sales and net income and stock price.

The impact of price fluctuations could reduce our net income

The cost of commodities, parts and components used in the manufacturing of our products has fluctuated significantly in the past. Should we not be successful in adjusting our pricing to account such fluctuations, our gross margins, and therefore net income, would decline.

Our key personnel are critical to the continued growth of our business and we cannot assure you that they will remain with us.

Our success depends upon the continued service of our executive officers and other key personnel. Generally, these employees are not bound by employment or non-competition agreements. We cannot assure you that we will retain our officers and key employees, particularly our highly skilled operations managers and engineers involved in the manufacture of existing products and development of new products and processes. The competition for these employees is intense. In addition, if one or more of our executive officers or key employees were to join a competitor or otherwise compete directly or indirectly with us or otherwise become unavailable to us, we could lose customers and our sales and gross margins could decrease.

If we are unable to protect our intellectual property or infringe, or are alleged to infringe, upon intellectual property of others, we could lose sales or be required to pay significant amounts in costs or damages.

We rely on a combination of copyright, patent, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology. Any failure to protect our intellectual property rights would diminish or eliminate the competitive advantages that we derive from our proprietary technology. We rely in part upon patents to protect our intellectual property position. However, a number of our patents covering certain aspects of our manufacturing processes or products have expired or will expire in the near future. Such expirations reduce our ability to assert claims against competitors or others who use similar technology.

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

•
obtain from the owner of the infringed intellectual property, at our expense, a license to sell the relevant technology at an additional cost, which license may not be available on reasonable terms, or at all; or

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

We carry various forms of business and liability insurance in amounts we believe are reasonable and customary for similarly situated companies in our industry. However, we do not have insurance coverage for all of the risks and liabilities we assume in connection with the products and services we provide to our customers, such as potential warranty, product liability, intellectual property infringement and product recall claims. As a result, such liability claims may not be covered under our insurance policies. Should we sustain a significant uncovered loss, our net income would be reduced.

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

Finally, corporate governance, public disclosure and compliance practices continue to evolve based upon continuing legislative action, SEC rulemaking and stockholder advisory group policies. As a result, the number of rules and regulations applicable to us may increase, which would also increase our legal and financial compliance costs and the amount of time management must devote to compliance activities. In turn, these developments could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers in light of an increase in actual or perceived liability for serving in such positions.

Outages, computer viruses, break-ins and similar events could disrupt our operations.

We rely on information technology networks and systems, some of which are owned and operated by third parties, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for a variety of functions, including worldwide financial reporting, inventory management, procurement, invoicing and email communications. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. Despite the implementation of network security measures, our systems and those of third parties on which we rely may also be vulnerable to computer viruses, break-ins and similar disruptions. If we or our vendors are unable to prevent such outages and breaches, our operations could be disrupted.

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

Item 1B.   Unresolved Staff Comments

None.

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

As of October 2, 2010, the approximate square footage of our manufacturing facilities by country was as follows:

Approximate Square Footage
Brazil	258,673
Canada	452,850
China	3,406,743
Finland	261,778
Germany	354,090
Hong Kong	29,682
Hungary	592,388
India	240,700
Indonesia	99,210
Ireland	110,000
Israel	301,275
Malaysia	531,826
Mexico	1,946,836
Singapore	607,413
Sweden	77,425
Thailand	326,293
United Kingdom	30,000
United States	2,917,951
Total	12,545,133

In addition to the above, we have 201,881 square feet of logistics and other non-manufacturing space that we are currently using and also have 2,439,396 square feet of inactive facilities that are closed or in the process of being closed as of October 2, 2010, of which 1,441,648 square feet is for domestic locations and 997,748 square feet is for international locations. Moreover, 221,972 square feet of the inactive facilities is leased to third parties. We are currently undertaking an aggressive program to sublease or terminate leases for unused facilities and to sell owned properties that are no longer expected to serve our future needs.

As of October 2, 2010, our active manufacturing facilities consist of 8,283,583 square feet in facilities that we own, with the remaining 4,261,550 square feet in leased facilities under lease terms expiring between 2010 and 2036.

We regularly evaluate our expected future facilities requirements. Although we believe our existing facilities are adequate to meet our current requirements, we anticipate expanding several of our international facilities within the next 12 months in order to support projected business volumes in these locations.

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

In addition to ISO 9001:2008, most of our facilities are TL 9000 registered. The TL 9000 quality system requirements and quality system metrics are designed specifically for the telecommunications industry to promote consistency and efficiency, reduce redundancy and improve customer satisfaction. Included in the TL 9000 system are performance-based metrics that quantify reliability and quality performance of the product. The majority of our facilities are also Underwriters Laboratories (UL) compliant. These standards define requirements for quality, manufacturing process control and manufacturing documentation and are required by many OEMs in the communications sector of the electronics industry.

Our medical products division has identified certain manufacturing facilities to be centers of excellence for medical products manufacturing. These facilities are FDA and ISO 13485:2003 registered and fully compliant to the FDA's quality systems regulations.

Our defense and aerospace operations are headquartered in Huntsville, Alabama and are housed in a facility dedicated to meeting the specialized needs of our defense and aerospace customers. This Defense and Aerospace operation, as well as other selected operations around the world, are AS9100 registered. The Defense and Aerospace operation is also certified under various U.S. military specifications as well as under ANSI and other standards appropriate for defense and aerospace suppliers.

Our automotive facilities are strategically located worldwide. Substantially all of our automotive facilities are certified to ISO/TS 16949:2009, the automotive industry standard.

Item 3.   Legal Proceedings

Non-US Proceedings

In November 2006 and December 2007, a non-US governmental entity made certain claims for penalties against us asserting that we did not comply with bookkeeping rules in accordance with applicable tax regulations. We have provided documents that we believe demonstrate our compliance with these tax regulations. We have appealed the penalties in administrative court, and have not paid the penalties pending review by the court. The administrative court has not indicated when it will issue a decision. We believe we have a meritorious position in this matter and are contesting this claim vigorously.

See also Note 8 of Notes to Consolidated Financial Statements.

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

Item 4. (Removed and Reserved)

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol SANM. The following table lists the high and low intra-day prices for our common stock as reported on NASDAQ.

2010	High	Low
First quarter	$11.43	$6.12
Second quarter	$18.15	$11.00
Third quarter	$20.30	$12.53
Fourth quarter	$16.38	$8.92

2009	High	Low
First quarter	$9.06	$1.62
Second quarter	$3.17	$1.08
Third quarter	$4.32	$1.80
Fourth quarter	$9.06	$2.16

As of November 15, 2010, we had approximately 1,769 holders of record of our common stock. On November 15, 2010, the last reported sales price of our common stock on the Nasdaq Global Select Market was $11.23 per share.

The following graph compares the cumulative 5-year total return provided shareholders on our common stock relative to the cumulative total returns of the S&P 500 index and the Nasdaq Electronic Components index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on September 30, 2005 and its relative performance is tracked through October 2, 2010.

	9/30/2005	9/30/2006	9/30/2007	9/27/2008	10/3/2009	10/2/2010
Sanmina-SCI Corporation	100.00	87.18	49.42	38.23	31.78	46.66
S&P 500	100.00	110.79	129.01	100.66	93.70	103.22
NASDAQ Electronic Components	100.00	95.01	114.47	80.09	86.57	91.20

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Dividends

We have never declared or paid cash dividends on our common stock. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends is limited pursuant to covenants contained in our various debt agreements. See also

“Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Item 6.   Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8-Financial Statements and Supplementary Data,” included elsewhere in this Form 10-K.

FIVE YEAR SELECTED FINANCIAL HIGHLIGHTS

Consolidated Statements of Operations Data:

	Year Ended
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Net sales	$6,318,691	$5,177,481	$7,202,403	$7,137,793	$7,645,118
Operating income (loss)	$204,799	$(4,656)	$(384,160)	$(1,023,061)	$28,537

Income (loss) from continuing operations before income taxes and cumulative effect of accounting changes	$139,242	$(112,570)	$(490,331)	$(1,142,027)	$(174,933)
Provision for (benefit from) income taxes	16,807	25,252	22,605	1,066	(9,038)
Cumulative effect of accounting changes, net of tax	—	—	—	—	2,830
Income (loss) from continuing operations	$122,435	$(137,822)	$(512,936)	$(1,143,093)	$(163,065)
Income from discontinued operations, net of tax	—	—	24,987	6,836	19,908
Net income (loss)	$122,435	$(137,822)	$(487,949)	$(1,136,257)	$(143,157)
Basic earnings (loss) per share:
Continuing operations	$1.55	$(1.67)	$(5.80)	$(13.01)	$(1.86)
Discontinued operations	$—	$—	$0.28	$0.08	$0.23
Net income (loss)	$1.55	$(1.67)	$(5.52)	$(12.93)	$(1.63)
Diluted earnings (loss) per share
Continuing operations	$1.48	$(1.67)	$(5.80)	$(13.01)	$(1.86)
Discontinued operations	$—	$—	$0.28	$0.08	$0.23
Net income (loss)	$1.48	$(1.67)	$(5.52)	$(12.93)	$(1.63)
Shares used in computing per share amounts
Basic	79,195	82,528	88,454	87,853	87,661
Diluted	82,477	82,528	88,454	87,853	87,661

Consolidated Balance Sheet Data:

	Year Ended
	2010	2009	2008	2007	2006
	(In thousands)
Cash and cash equivalents	$592,812	$899,151	$869,801	$933,424	$491,829
Net working capital	$1,338,666	$1,280,136	$1,574,339	$1,618,375	$1,516,754
Total assets	$3,301,796	$3,123,897	$3,530,727	$4,669,955	$5,862,430
Long-term debt (excluding current portion)	$1,240,666	$1,262,014	$1,481,985	$1,588,072	$1,507,112
Stockholders' equity	$661,601	$519,070	$673,488	$1,152,277	$2,251,293

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding the expected amounts of future restructuring charges, future expansion plans, trends in future sales or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, cash flow, inventory turns, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect. As a result of the factors described herein, and in the documents incorporated herein by reference, including, in particular, those factors described under “Item1A. Risk Factors Affecting Operating Results” we undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

Overview

We are a leading independent global provider of customized, integrated electronics manufacturing services, or EMS. Our revenue is generated from sales of our services primarily to original equipment manufacturers, or OEMs, in the communications; industrial, defense and medical; enterprise computing and storage; and multimedia markets.

In late 2008, the business environment became challenging due to adverse global economic conditions. These conditions slowed global economic growth and resulted in recessions in many locations, including the U.S., Europe and certain countries in Asia. These conditions materially and adversely impacted our financial condition and results of operations for 2009. Global economic conditions improved throughout 2010, resulting in a substantial increase in our business volume. As a result of this increase in business volume and the realization of benefits from our previous restructuring actions, our net sales and gross profit increased significantly during 2010 and we had our first profitable year since 2001. We have experienced fluctuations in our results of operations in the past and may continue to experience such fluctuations in the future.

During 2008, we sold our personal computing and associated logistics business (“PC Business”) and have reflected the PC Business as discontinued operations in the consolidated financial statements. All references in this section to our operating results pertain only to our continuing operations and all references to years refer to our fiscal years ending on the last Saturday of each year closest to September 30th. Fiscal 2010 and 2008 are each 52 weeks and 2009 was 53 weeks, with the additional week included in the fourth quarter. The additional week in 2009 did not significantly affect our results of operations.

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented 49.9% , 48.0% and 48.2% of our net sales for 2010, 2009, and 2008, respectively. For 2010, one customer accounted for approximately 11% of our net sales. For 2009 and 2008, no customer represented 10% or more of our net sales.

We typically generate a significant portion of our net sales from international operations. Net sales generated from non-U.S. operations were 79.0%, 76.9%, and 73.1% of our net sales for 2010, 2009 and 2008, respectively. The concentration of international operations has resulted primarily from a desire on the part of many of our customers to move production to lower cost locations in regions such as Asia, Latin America and Eastern Europe. We expect this trend to continue.

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

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate the process used to develop estimates for certain reserves and contingent liabilities, including those related to product returns, accounts receivable, inventories, intangible assets, income taxes, warranty obligations, environmental matters, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates.

We believe the following critical accounting policies reflect the more significant judgments and estimates used by us in preparing our consolidated financial statements:

Accounts Receivable and Other Related Allowances— We estimate uncollectible accounts, product returns and other adjustments related to current period net sales to establish related allowances. In making these estimates, we analyze the creditworthiness of our customers, past experience, changes in customer demand, and the overall economic climate in the industries we serve. If actual uncollectible accounts, product returns or other adjustments differ significantly from our estimates, the amount of sales or operating expenses we report would be affected. One of our most significant credit risks is the ultimate realization of our accounts receivable. This risk is mitigated by (i) a significant portion of sales to well-established companies, (ii) ongoing credit evaluation of our customers, (iii) frequent contact with our customers, especially our most significant customers, which enables us to monitor changes in their business operations and to respond accordingly and (iv) obtaining in certain cases a guaranty of the amounts payable by the customer from its parent entity. To establish our allowance for doubtful accounts, we evaluate credit risk related to specific customers based on the current economic environment; however, we are not able to predict the inability of our customers to meet their financial obligations to us. We believe the allowances we have established are adequate under the circumstances; however, a change in the economic environment or a customer's financial condition could cause our estimates of allowances, and consequently the provision for doubtful accounts, to change, which could have a significant adverse impact on our financial position and/or results of operations. To establish the allowance for product returns and other adjustments, we primarily utilize data regarding historical adjustments.

Inventories— We state inventories at the lower of cost (first-in, first-out method) or market value. Cost includes raw materials, and labor and manufacturing overhead incurred for finished goods and work-in-process. We regularly evaluate the carrying value of our inventories. Provisions are made to reduce excess and obsolete inventories to their estimated net realizable values. The ultimate realization of inventory carrying amounts is affected by changes in customer demand for inventory that customers are not contractually obligated to purchase and inventory held for specific customers who are experiencing financial difficulties. Inventory writedowns are recorded based on forecasted demand, past experience with specific customers, the ability to redistribute inventory to other programs or back to our suppliers, and whether customers are contractually obligated and have the ability to pay for the related inventory. Prepayments received from customers for inventories that have not been shipped to customers or otherwise disposed of are netted against inventory.

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

Tangible and Other Definite-lived Intangible Assets—We review long-lived tangible and other definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flows the asset is expected to generate. If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. For asset groups for which a building is the primary asset, we estimate fair value primarily based on data provided by commercial real estate brokers. For other assets, we estimate fair value based on projected discounted future net cash flows using a credit adjusted discount rate. Management applies significant judgment in estimating future cash flows.

Income Taxes— We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We believe our accruals for tax liabilities are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although we believe our accruals for tax liabilities are adequate, tax regulations are subject to interpretation and the tax controversy process is inherently lengthy and uncertain; therefore, our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions. To the extent the probable tax outcome of these matters changes, such changes in estimates will impact our income tax provision in the period in which such determination is made.

We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance is established for deferred tax assets when we believe realization of such assets is not more likely than not. Our judgments regarding future taxable income may change due to changes in market conditions, new or modified tax laws, tax planning strategies or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. Our effective tax rate is highly dependent upon the amount and geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the utilization of net operating losses, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies.

We only recognize or continue to recognize tax positions that meet a “more likely than not” threshold of being upheld. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Results of Operations

Years Ended October 2, 2010, October 3, 2009 and September 27, 2008.

The following table presents our key operating results.

	Year Ended
	October 2, 2010	October 3, 2009	September 27, 2008
	(In thousands)
Net sales	$6,318,691	$5,177,481	$7,202,403
Gross profit	$482,990	$322,478	$524,106
Operating income (loss)	$204,799	$(4,656)	$(384,160)
Income (loss) from continuing operations	$122,435	$(137,822)	$(512,936)
Income from discontinued operations, net of tax	$—	$—	$24,987
Net income (loss)	$122,435	$(137,822)	$(487,949)

The following table presents certain statements of operations data expressed as a percentage of net sales.

	Year Ended
	October 2, 2010	October 3, 2009	September 27, 2008
Net sales	100.0	100.0	100.0
Cost of sales	92.4	93.8	92.7
Gross margin	7.6	6.2	7.3
Operating expenses:
Selling, general and administrative	4.0	4.6	4.4
Research and development	0.2	0.3	0.3
Other	0.2	1.4	7.9
Total operating expenses	4.4	6.3	12.6

Net Sales

Net sales for 2010 increased $1.1 billion, or 22.0%, from $5.2 billion for 2009 to $6.3 billion for 2010. The increase was primarily the result of improved demand from customers under existing programs and new program wins. Sales increased $468.5 million in our communications end market, $280.2 million in our industrial, defense and medical end market, $224.4 million in our multimedia end market and $168.1 million in our enterprise computing and storage end market.

Net sales for 2009 decreased $2.0 billion, or 28.1%, from $7.2 billion for 2008 to $5.2 billion for 2009. The decrease was primarily the result of a weak global economy, which reduced demand across all of our end markets. Sales decreased $834.5 million in our communications end market, $466.7 million in our high-end computing end market, $390.9 million in our multimedia end market and $332.8 million in our industrial, defense and medical end market.

Gross Margin

Gross margin was 7.6%, 6.2% and 7.3% in 2010, 2009 and 2008, respectively. The increase from 2009 to 2010 was primarily a result of the profit contribution from increased business volume and the effect of cost reduction initiatives implemented in 2010 and in prior periods. The decrease from 2008 to 2009 was primarily a result of significantly lower business volume in 2009, partially offset by improvements resulting from various cost reduction initiatives that lowered our cost base.

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
Selling, General and Administrative

Selling, general and administrative expenses were $252.5 million, $238.2 million and $317.0 million in 2010, 2009 and 2008, respectively. As a percentage of net sales, selling, general and administrative expenses were 4.0% for 2010, 4.6% for 2009, and 4.4% for 2008. The increase in absolute dollars from 2009 to 2010 was primarily attributable to higher incentive compensation related to improvements in our financial performance and increased bad debt expense, partially offset by cost reductions across a number of departments and lower professional services fees. The decrease in 2010 as a percentage of net sales was primarily attributable to higher net sales for 2010.

The decrease in absolute dollars from 2008 to 2009 was primarily attributable to company-wide cost reduction initiatives, approximately 80% of which were related to reductions in staffing related costs. The slight increase in 2009 as a percentage of sales was primarily attributable to lower net sales for 2009.

Research and Development

Research and development expenses were $13.0 million, $16.7 million and $19.5 million in 2010, 2009 and 2008, respectively. As a percentage of net sales, research and development expenses were 0.2% for 2010 and 0.3% for 2009 and 2008. The decrease in absolute dollars from 2009 to 2010 was primarily the result of reduced spending due to the completion of certain projects in 2009. The decrease in absolute dollars from 2008 to 2009 was the result of reductions in staffing related costs as we focused on joint development activities.

Restructuring

Restructuring costs related to employee severance are recorded when probable and estimable based on our policy with respect to severance payments. For restructuring costs other than employee severance, a liability is recognized only when incurred.

2010 Restructuring Plan

We initiated a new restructuring plan in 2010 as a result of our acquisition of BreconRidge Corporation during the year (refer to Note 3 of the Notes to Consolidated Financial Statements). Pursuant to this plan, we expect to incur costs in the range of $13 million to $15 million to consolidate certain facilities and eliminate redundant employees. We anticipate implementing all actions under this plan within the next year. In connection with actions taken to date under this plan, we have recorded restructuring charges of $4.4 million for severance and related benefits for approximately 650 terminated employees, which represents substantially all employees to be terminated under this plan. During 2010, we initiated the closure or consolidation of six facilities under this plan.

Below is a summary of restructuring costs associated with this plan:

	Employee Termination / Severance and Related Benefits Cash	Leases and Facility Shutdown and Consolidation Costs Cash	Total
	(In thousands)
Balance at October 3, 2009	$—	$—	$—
Charges to operations	4,447	506	4,953
Charges utilized	(2,485)	(42)	(2,527)
Balance at October 2, 2010	$1,962	$464	$2,426

Restructuring Plans - 2009 and Prior

Due to substantial completion of all actions under restructuring plans initiated prior to 2010 and the immateriality of the remaining accrual balance related to such plans, all such plans have been combined for disclosure purposes. Remaining actions under these plans relate to leases and facility shutdowns.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were implemented in or prior to 2009:

	Employee Termination / Severance and Related Benefits Cash	Leases and Facility Shutdown and Consolidation Costs Cash	Impairment of Assets or Redundant Assets Non-Cash	Total
	(In thousands)
Balance at September 29, 2007	$6,140	$8,426	$—	$14,566
Charges to operations	64,126	16,519	2,456	83,101
Charges utilized	(45,248)	(19,765)	(2,456)	(67,469)
Reversal of accrual	(833)	(892)	—	(1,725)
Balance at September 27, 2008	$24,185	$4,288	$—	$28,473
Charges to operations	$37,693	$19,587	$4,892	$62,172
Charges utilized	(46,398)	(20,043)	(4,892)	(71,333)
Reversal of accrual	(4,725)	(187)	—	(4,912)
Balance at October 3, 2009	$10,755	$3,645	$—	$14,400
Charges to operations	$3,426	$12,781	$3,033	$19,240
Charges utilized	(8,619)	(15,511)	(3,033)	(27,163)
Reversal of accrual	(2,094)	(277)	—	(2,371)
Balance at October 2, 2010	$3,468	$638	$—	$4,106

During 2010, we recorded restructuring charges for severance and related benefits for approximately 300 terminated employees. During 2009, we closed or consolidated six facilities and recorded restructuring charges for severance and related benefits for approximately 5,400 terminated employees. During 2008, we closed or consolidated four facilities and terminated approximately 2,900 employees.

Restructuring Plans - All Years

Accrued restructuring costs as of October 2, 2010 were $6.5 million. In connection with restructuring actions we have already implemented under our restructuring plan, we expect to pay remaining facilities related restructuring liabilities of $1.1 million through 2015 and the majority of accrued severance costs of $5.4 million through 2011.

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

Amortization of Intangible Assets

During 2010, 2009 and 2008, we recorded amortization of intangible assets of $3.6 million, $4.8 million and $6.6 million, respectively. Intangible assets consist primarily of intellectual property, customer relationships and order backlog obtained through acquisitions. The decrease in amortization expense of $1.2 million from 2009 to 2010 is due to certain intangible assets from previous acquisitions being fully amortized, partially offset by $1.2 million of amortization expense from intangible assets recorded in conjunction with business acquisitions during 2010. The decrease of $1.8 million from 2008 to 2009 is due to certain intangible assets becoming fully amortized in 2008.

Impairment of Goodwill and Tangible Assets

During 2010 and 2009, we recorded asset impairment charges of $1.1 million and $10.2 million, respectively, related to a decline in the fair value of certain properties that were previously restructured and certain assets held for sale.

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

Gains on Sales of Long-lived Assets

During 2010, we recognized $13.8 million of gains from sales of buildings that had been classified as assets held-for-sale on our consolidated balance sheet.

Interest Income and Expense

Interest income was $2.2 million, $6.5 million and $19.7 million in 2010, 2009 and 2008, respectively. The decrease from 2009 to 2010 was due to lower interest rates and lower average cash and cash equivalents balances in 2010. The decrease from 2008 to 2009 was primarily attributable to lower interest rates on invested cash in 2009, partially offset by a higher average cash balance in 2009.

Interest expense was $108.1 million, $117.0 million and $127.2 million in 2010, 2009 and 2008, respectively. The decrease from 2009 to 2010 was due primarily to a reduction of interest expense due to debt repayments of $219.9 million in 2010, partially offset by interest expense associated with short-term borrowings of $65.0 million in 2010. The decrease from 2008 to 2009 was primarily due to a significant reduction in interest rates during 2009, which reduced interest expense on our variable rate debt. In addition, our average debt balance was lower in 2009 due to repayment of $46.9 million of debt during the year.

Other Income (Expense), net

Other income (expense), net was $41.5 million, $(6.0) million and $3.6 million in 2010, 2009 and 2008, respectively. The following table summarizes the major components of other income (expense), net (in thousands):

	Year ended
	October 2, 2010	October 3, 2009	September 27, 2008
Foreign exchange gains (losses)	$(2,490)	$(8,498)	$3,487
Interest rate swaps not designated as hedging instruments	—	5,694	—
Gain (loss) from investments	3,680	695	(508)
Impairment of long-term investments	—	(4,531)	—
Litigation settlement	35,556	—	—
Other, net	4,792	670	574
Total	$41,538	$(5,970)	$3,553

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

Gain (Loss) on Extinguishment of Debt

During 2010, we repurchased or fully redeemed $195.7 million of the debt prior to maturity. In connection with these transactions, we recorded a loss of $1.2 million, consisting primarily of unamortized debt issuance costs. During 2009, we repurchased $46.9 million of debt at a discount to par value. In connection with these repurchases, we recorded a gain of $8.5 million, net of unamortized debt issuance costs of $0.8 million that were expensed upon repurchase of the debt and a $6.1 million charge associated with dedesignation of a related interest rate swap. During 2008, we redeemed $120 million debt at par. In connection with this redemption, $2.2 million of unamortized debt issuance costs were expensed.

Provision for Income Taxes

Our income tax expense was $16.8 million, $25.3 million and $22.6 million for 2010, 2009 and 2008, respectively. The effective tax rate for 2010 was 12.1%. The effective tax rates for 2009 and 2008 were not meaningful since we incurred a loss from continuing operations before income taxes in those years.

The reduction in income tax expense in 2010 from 2009 was due primarily to the favorable resolution of an uncertain foreign tax position in 2010 and the utilization of net operating loss carryforwards in the U.S. and certain foreign jurisdictions, partially offset by greater profits overall.

Liquidity and Capital Resources

	Year Ended
	October 2, 2010	October 3, 2009	September 27, 2008
		(In thousands)
Net cash provided by (used in):
Operating activities	$(78,334)	$197,230	$39,265
Investing activities	(64,295)	(91,916)	11,383
Financing activities	(162,613)	(79,795)	(120,000)
Effect of exchange rate changes	(1,097)	3,831	5,729
Increase (decrease) in cash and cash equivalents	$(306,339)	$29,350	$(63,623)

Key working capital management measures

	As of
	October 2, 2010	October 3, 2009
Days sales outstanding(1)	52	48
Inventory turns(2)	7.3	6.1
Accounts payable days(3)	55	60
Cash cycle days(4)	47	46

(1)	Days sales outstanding, or DSO, is calculated as the ratio of average accounts receivable, net, during the most recent quarter to average daily net sales for the quarter.

(2)	Inventory turns (annualized) are calculated as the ratio of four times our cost of sales for the most recent quarter to average inventory during the most recent quarter.

(3)
Accounts payable days is calculated as the ratio of 365 days divided by accounts payable turns, in which accounts payable turns is calculated as the ratio of four times our cost of sales for the most recent quarter to average accounts payable during the most recent quarter.

(4)	Cash cycle days is calculated as the ratio of 365 days to inventory turns, plus days sales outstanding minus accounts payable days.

If necessary, calculations as of October 3, 2009 have been adjusted to reflect inclusion of an additional week in the period ended October 3, 2009.

Cash and cash equivalents were $592.8 million at October 2, 2010 and $899.2 million at October 3, 2009. Our cash levels vary during any given period depending on the timing of collections from customers and payments to suppliers, the extent and timing of sales of receivables and other factors. Working capital was $1.3 billion at October 2, 2010 and October 3, 2009.

Net cash provided by (used in) operating activities was $(78.3) million, $197.2 million and $39.3 million for 2010, 2009 and 2008, respectively. Cash flows from operating activities consists of: 1) net income (loss) adjusted to exclude non-cash items such as depreciation and amortization, stock-based compensation expense, etc., and 2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities.

In 2010, we generated $220.9 million of cash from net income, excluding non-cash items, and we utilized $299.2 million of cash primarily due to an increase in our net operating assets to support growth in our business, as evidenced by a 22% increase in net sales. Although we utilized cash by increasing our net operating assets, we were able to improve our working capital metrics for inventory. In absolute dollars, inventory increased $83 million, but our inventory turns increased to 7.3 turns as of October 2, 2010 from 6.1 turns as of October 3, 2009 as we were better able to balance inventory levels with revenue levels. Partially offsetting the positive change in working capital metrics for inventory was our days sales outstanding (“DSO”) (a measure of how quickly we collect our accounts receivable). DSO increased to 52 days as of October 2, 2010 from 48 days as of October 3, 2009, due primarily to a change in the linearity of our net sales and no sales of accounts receivable at the end of 2010 compared to $30.4 million of sales of accounts receivable at the end of 2009. Additionally, our accounts payable days (a measure of how quickly we pay our suppliers), decreased to 55 days for 2010, from 60 days for 2009, due primarily to a change in the linearity of our material purchases.

In 2009, we generated $220.4 million of cash from net working capital changes, which consisted primarily of accounts receivable, inventories, accounts payable and accrued liabilities. This was reduced by a usage of $23.1 million of cash from our operating results, adjusted to exclude non-cash items. Cash generated from changes in net working capital reflects our focused efforts to reduce the level of net operating assets required to fund our operations and decreased business volumes. In 2008, we generated $119.8 million of cash from our operating results, adjusted to exclude non-cash items. This source of cash was reduced by net working capital changes of $80.5 million resulting primarily from the divestiture of our PC Business.

Net cash provided by (used in) investing activities was $(64.3) million, $(91.9) million and $11.4 million for 2010, 2009 and 2008, respectively. In 2010, we used $81.4 million of cash for capital expenditures, received proceeds of $30.8 million from asset sales and used $14.9 million in connection with business combinations (refer to Note 3 of the notes to our consolidated financial statements). In 2009, we used $65.9 million of cash for capital expenditures and $29.7 million to acquire a business operation from JDSU Uniphase. In 2008, we sold our PC business for $89.1 million, sold certain assets for $30.6 million and received $13.3 million from maturities of short-term investments. These items were partially offset by $121.5 million of capital expenditures.

Net cash used in financing activities was $162.6 million, $79.8 million and $120.0 million for 2010, 2009 and 2008, respectively. In 2010, we repaid $219.9 million of our debt, including $24.1 million acquired through an acquisition, posted an additional $10.8 million of collateral in the form of cash against certain of our collateralized obligations, and borrowed $65.0 million under two new short-term debt facilities. In 2009, we used $31.5 million of cash to repurchase certain debt at a discount prior to its maturity, we spent $29.2 million to repurchase shares of our common stock and we posted $19.1 million of collateral in the form of cash against certain of our collateralized obligations. In 2008, we redeemed $120 million of debt at par prior to its maturity.

As of October 2, 2010, we had $1.3 billion of total debt outstanding under various debt instruments.

Senior Floating Rate Notes.   In 2007, we issued $300 million of Senior Floating Rate Notes due 2010 (the “2010 Notes”) and $300 million of Senior Floating Rate Notes due 2014 (the “2014 Notes”). The notes bear interest at a rate per annum, reset in full quarterly, equal to the three-month LIBOR plus 2.75%. In 2010, we redeemed all outstanding 2010 Notes in the amount of $175.7 million at par. The 2014 Notes will mature on June 15, 2014.

The 2014 Notes are senior unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured debt. We may redeem the 2014 Notes in whole or in part at redemption prices ranging from 100% to 102% of the principal amount of the 2014 Notes, plus accrued and unpaid interest.

In 2007, we entered into interest rate swap transactions with independent third parties to partially hedge these notes. The interest rate swaps had a total notional amount of $300.0 million and were designated as cash flow hedges. Under the swap agreements, we pay the counterparties a fixed rate of 5.594% in exchange for a three month LIBOR rate on the swaps. These swap agreements effectively fix the interest rate at 8.344% through 2014 on the hedged portion of debt. As a result of the debt redemption during 2010, our interest rate swap was reduced to $257 million.

During 2009, we repurchased $4.3 million and $42.6 million of our 2010 and 2014 Notes, respectively. In 2008, we redeemed $120.0 million of our 2010 Notes at par. Since the date of issuance of our 2010 and 2014 Notes for an aggregate principal amount of $600 million in 2007, we have redeemed or repurchased $342.6 million of these notes.

6.75% Senior Subordinated Notes.  In 2005, we issued $400 million of 6.75% Senior Subordinated Notes due 2013 (the “6.75% Notes”) with a maturity date of March 1, 2013. During 2010, we repurchased $20.0 million of our 6.75% Notes at par plus a nominal premium and accrued interest. The 6.75% Notes are unsecured and subordinated in right of payment to all of our existing and future senior debt. We may redeem the 6.75% Notes, in whole or in part, at declining redemption prices ranging from 103.375% to 100% of the principal amount, plus accrued and unpaid interest, with the actual redemption price to be determined based on the date of redemption.

8.125% Senior Subordinated Notes.   In 2006, we issued $600 million of 8.125% Senior Subordinated Notes due 2016 (the “8.125% Notes”) with a maturity date of March 1, 2016. The 8.125% Notes are unsecured and subordinated in right of payment to all of our existing and future senior debt.

We may redeem the 8.125% Notes, in whole or in part, at any time prior to March 1, 2011, at a redemption price equal to the sum of (1) the principal amount of the 8.125% Notes toc be redeemed, (2) accrued and unpaid interest on those 8.125% Notes and (3) a make-whole premium. We may redeem the 8.125% Notes, in whole or in part, beginning on March 1, 2011, at declining redemption prices ranging from 104.063% to 100% of the principal amount of the 8.125% Notes, plus accrued and unpaid interest with the actual redemption price to be determined based on the date of redemption.

Asset-backed Lending Facility.   In 2009, we entered into a Loan, Guaranty and Security Agreement (the “Loan Agreement”), among us, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for such lenders.

The Loan Agreement provides for a $235 million secured asset-backed revolving credit facility, subject to a reduction of between $25 million to $50 million depending on the amount of our borrowing base, with an initial $50 million letter of credit sublimit. The facility may be increased by an additional $100 million upon obtaining additional commitments from the lenders then party to the Loan Agreement or new lenders. The Loan Agreement expires on the earlier of (i) the date that is 90 days prior to the maturity date of the 6.75% Notes if such notes are not repaid, redeemed, defeased, refinanced or reserved for under the borrowing base under the Loan Agreement prior to such date or (ii) November 19, 2013 (the “Maturity Date”).

Loans may be advanced under the Loan Agreement based on a borrowing base derived from specified percentages of the value of eligible accounts receivable and inventory. The borrowing base is subject to certain customary reserves and eligibility criteria. If, at any time, the aggregate principal amount of the loans outstanding plus the face amount of undrawn letters of credit under the Loan Agreement exceed the borrowing base then in effect, we must make a payment or post cash collateral (in the case of letters of credit) in an amount sufficient to eliminate such excess. There are currently no borrowings under this facility and $23.8 million in letters of credit outstanding under the Loan Agreement. As of October 2, 2010, we were eligible to borrow $115.9 million under this facility.

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

Short-term Debt

During 2010, one of our wholly owned subsidiaries in China entered into a $50 million unsecured working capital loan facility. The facility bears interest at a rate equal to the three month Euro LIBOR plus a spread and expires in April 2011. The loan agreement contains certain negative covenants that, upon default, permit the bank to deny any further advances or extension of credit or to terminate the loan agreement. As of October 2, 2010, $30 million had been borrowed under this facility and was outstanding, and the Company was in compliance with all covenants. Each advance under the loan facility is due and payable one year from the date of the advance.

During 2010, one of our wholly owned subsidiaries in India entered into a $35 million working capital loan facility that contains no covenants and expires on December 31, 2010. Borrowings under the facility bear interest at a rate equal to Euro LIBOR plus a spread. As of October 2, 2010, $35 million had been borrowed under this facility and was outstanding. The facility requires dollar-for-dollar cash collateral for borrowings in excess of $25 million. Thus, we have pledged $10 million of cash collateral in connection with this loan facility.

Other Liquidity Matters.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental matters and examinations and investigations by government agencies. As of October 2, 2010, we had reserves of $22.3 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters. In 2010, we received a payment of $35 million in connection with a litigation settlement.

As of October 2, 2010, we had a long-term liability of $51.8 million for uncertain tax positions. Our estimate of our liability for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties), that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability.

In connection with our acquisition of BreconRidge Corporation (refer to Note 3 of the notes to our consolidated financial statements), $17.2 million of purchase consideration is payable between now and November 29, 2011. Additionally, contingent consideration of $4.2 million may become payable based on the outcome of future events.

We have entered into, and continue to enter into, various transactions that periodically require collateral. These obligations have historically arisen from customs, import/export, VAT, utility services, debt financing, foreign exchange contracts and interest rate swaps. We have collateralized, and may from time to time collateralize, such obligations as a result of counterparty requirements or for economic reasons. As of October 2, 2010, we had collateral of $29.3 million in the form of cash against certain of our collateralized obligations. Cash used for collateral reduces our cash available for other purposes.

Our debt agreements currently contain a number of restrictive covenants, including prohibitions on incurring additional debt, making investments and other restricted payments, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. We were in compliance with these covenants as of October 2, 2010. Our debt agreements do not contain any financial covenants that are currently applicable to us. We may be required to seek waivers or amendments to certain covenants for our debt instruments if we are unable to comply with the requirements of the covenants in the future. We may not be able to obtain such waivers or amendments on terms acceptable to us or at all, and, in such case, these covenants could materially and adversely impact our ability to conduct our business or carry out our restructuring plans.

Our next long-term debt maturity is in 2013. We may, however, consider early redemptions of our debt, possibly using proceeds from additional debt or equity financings. In addition to our existing covenant requirements, future debt financing may require us to comply with financial ratios and covenants. Any equity financing, may result in dilution to existing stockholders.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of our outstanding debt. Our primary sources of liquidity include 1) cash of $592.8 million; 2) our $235 million credit facility, of which we were eligible to borrow $115.9 million as of October 2, 2010 based on the levels of eligible accounts receivable and inventories at that date; 3) short-term borrowing facilities of $85 million, of which $20 million was available as of October 2, 2010; and 4) cash generated from operations.

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

Contractual Obligations

The following is a summary of our long-term debt, including interest, and operating lease obligations as of October 2, 2010:

		Fiscal Year Ending
	Total	2011	2012	2013	2014	2015	Thereafter
	(In thousands)
Long-term debt, including interest	$1,647,256	$95,877	$95,877	$80,915	$444,858	$306,160	$623,569
Operating leases	101,590	27,829	19,158	14,111	8,426	6,006	26,060
Total contractual obligations	$1,748,846	$123,706	$115,035	$95,026	$453,284	$312,166	$649,629

We also have outstanding firm purchase orders with certain suppliers for the purchase of inventory. These purchase orders are generally short-term in nature. Orders for standard, or catalog, items can typically be canceled with little or no financial penalty. Our policy regarding non-standard or customized items dictates that such items are only ordered specifically for customers who have contractually assumed liability for the inventory. In addition, a substantial portion of catalog items covered by our purchase orders are procured for specific customers based on their purchase orders or a forecast under which the customer has contractually assumed liability for such material. Accordingly, the amount of liability from purchase obligations under these purchase orders is not expected to be significant or meaningful. As of October 2, 2010, we had an insignificant amount of capital lease obligations.

As of October 2, 2010, we were unable to reliably estimate when cash settlements with taxing authorities may occur with respect to our unrecognized tax benefits of $51.8 million; therefore, such amounts are not included in the table above.

We provided guarantees to various third parties in the form of letters of credit totaling $23.8 million as of October 2, 2010. The letters of credit cover various guarantees including workers' compensation claims and customs duties.

We have defined benefit pension plans with an underfunded amount of $10.7 million at October 2, 2010. We will be required to provide additional funding to these plans in the future.

Our future needs for financial resources include increases in working capital to support anticipated sales growth, investments in facilities and equipment and repayments of outstanding indebtedness.

Quarterly Results ( Unaudited )

The following tables contain selected unaudited quarterly financial data for the eight fiscal quarters in 2010 and 2009. In management's opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not be considered indicative of the results to be expected from any future period.

	Year ended October 2, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(In thousands, except per share data)
Net sales	$1,478,302	$1,527,451	$1,625,170	$1,687,768
Gross profit	$109,687	$117,477	$124,115	$131,711
Gross margin	7.4%	7.7%	7.6%	7.8%
Operating income	$39,658	$45,238	$61,740	$58,163
Operating margin	2.7%	3.0%	3.8%	3.4%
Net income	$59,382	$10,091	$21,563	$31,399
Basic net income per share	$0.76	$0.13	$0.27	$0.39
Diluted net income per share	$0.74	$0.12	$0.26	$0.38

(1)    During the fourth quarter, we entered into a revised arrangement with a customer to transfer control of a portion of one of our logistics facilities to the customer. We deliver products manufactured by us to this logistics facility and provide certain logistics services to our customer at this facility. We receive a separate fee for these logistics services, which we recognize as revenue as those services are performed. Prior to transferring control of the facility to our customer, we recognized revenue related to our manufacturing services when the product was delivered to the customer upon completion of the logistics services. Upon transferring control of a portion of our logistics facility to our customer, we now recognize revenue related to our manufacturing services when the product is delivered to the customer-controlled space. The effect of the new arrangement was to increase fourth quarter revenue, gross profit, net income, and diluted earnings per share by $29.0 million, $2.8 million, $2.8 million, and $0.03 per share, respectively.

	Year ended October 3, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(In thousands, except per share data)
Net sales	$1,419,264	$1,195,107	$1,209,150	$1,353,960
Gross profit	$83,798	$68,590	$75,760	$94,330
Gross margin(1)	5.9%	5.7%	6.3%	7.0%
Operating income (loss)	$1,936	$(13,166)	$(1,147)	$7,721
Operating margin (loss)	0.1%	(1.1)%	(0.1)%	0.6%
Net loss	$(25,673)	$(37,938)	$(41,526)	$(32,685)
Basic and diluted net loss per share	$(0.29)	$(0.45)	$(0.52)	$(0.42)

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

We seek to mitigate default risk by investing in high quality credit securities and by positioning our investment portfolio to respond to a significant reduction in credit rating of any investment issuer, guarantor or depository. We seek to mitigate market risk by limiting the principal and investment term of funds held with any one issuer and by investing funds in marketable securities with active secondary or resale markets. As of October 2, 2010, we had no short-term investments.

As of October 2, 2010, we had $1.2 billion of long-term debt, of which $980.0 million bears interest at a fixed rate and $257.4 million of variable rate debt has been converted to fixed rate through the use of interest rate swaps. Accordingly, none of our long-term debt has exposure to changes in interest rates. We also had $65.0 million of variable rate short-term borrowings outstanding as of October 2, 2010. Due to the insignificance of the amount, the effect of an immediate 10% change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts typically have maturities of up to two months and are not designated as part of a hedging relationship. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the consolidated statements of operations. As of October 2, 2010 and October 3, 2009, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $290.7 million and $354.2 million, respectively.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from forecasted sales denominated in currencies different from those for cost of sales and other expenses. These contracts are typically up to two months in duration and are accounted for as cash flow hedges. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and is recognized in the consolidated statement of operations when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $80.4 million and $32.1 million as of October 2, 2010 and October 3, 2009, respectively. The net impact of an immediate 10% change in exchange rates would not be material to our consolidated financial statements, provided we accurately forecast our foreign currency exposure. If such forecasts are materially inaccurate, we could incur significant gains or losses.

Item 8.   Financial Statements and Supplementary Data

The information required by this item is included below and incorporated by reference from the financial statement schedule included in “Part IV-Item 15(a)(2)” and the selected quarterly financial data referred to in “Part II-Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Results (Unaudited).”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sanmina-SCI Corporation:

We have audited the accompanying consolidated balance sheets of Sanmina-SCI Corporation and subsidiaries (the Company) as of October 2, 2010 and October 3, 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended October 2, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II as set forth under Item 15. We also have audited the Company’s internal control over financial reporting as of October 2, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, and for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanmina-SCI Corporation and subsidiaries as of October 2, 2010 and October 3, 2009, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended October 2, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in note 3 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards No. 141(R) (Revised 2007), Business Combinations (ASC Topic 805, Business Combinations), at the beginning of fiscal 2010.

/s/ KPMG LLP

Mountain View, California
November 24, 2010

SANMINA-SCI CORPORATION

CONSOLIDATED BALANCE SHEETS

	Year Ended
	October 2, 2010	October 3, 2009
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$592,812	$899,151
Accounts receivable, net of allowances of $16,752 and $13,422, respectively	1,018,612	668,474
Inventories	844,347	761,391
Prepaid expenses and other current assets	81,191	78,128
Assets held for sale	53,047	68,902
Total current assets	2,590,009	2,476,046
Property, plant and equipment, net	570,258	543,497
Other	141,529	104,354
Total assets	$3,301,796	$3,123,897
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$923,038	$780,876
Accrued liabilities	140,371	140,926
Accrued payroll and related benefits	122,934	98,408
Short-term debt	65,000	—
Current portion of long-term debt	—	175,700
Total current liabilities	1,251,343	1,195,910
Long-term liabilities:
Long-term debt	1,240,666	1,262,014
Other	148,186	146,903
Total long-term liabilities	1,388,852	1,408,917
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $.01 par value, authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 166,667 shares, 93,074 and 91,914 shares issued, respectively, and 79,722 and 78,566 shares outstanding, respectively	797	786
Treasury stock, 13,352 and 13,348 shares, respectively, at cost	(214,530)	(213,720)
Additional paid-in capital	6,031,174	6,012,146
Accumulated other comprehensive income	54,217	52,350
Accumulated deficit	(5,210,057)	(5,332,492)
Total stockholders' equity	661,601	519,070
Total liabilities and stockholders' equity	$3,301,796	$3,123,897

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	October 2, 2010	October 3, 2009	September 27, 2008
	(In thousands, except per share amounts)

Net sales	$6,318,691	$5,177,481	$7,202,403
Cost of sales	5,835,701	4,855,003	6,678,297
Gross profit	482,990	322,478	524,106
Operating expenses:
Selling, general and administrative	252,534	238,194	317,045
Research and development	13,004	16,685	19,546
Restructuring and integration costs	21,822	57,260	81,376
Amortization of intangible assets	3,555	4,817	6,600
Impairment of goodwill and tangible assets	1,100	10,178	483,699
Gain on sales of long-lived assets	(13,824)	—	—
Total operating expenses	278,191	327,134	908,266

Operating income (loss)	204,799	(4,656)	(384,160)

Interest income	2,246	6,499	19,744
Interest expense	(108,144)	(116,988)	(127,231)
Other income (expense), net	41,538	(5,970)	3,553
Gain (loss) on extinguishment of debt	(1,197)	8,545	(2,237)
Interest and other income (expense), net	(65,557)	(107,914)	(106,171)
Income (loss) from continuing operations before income taxes	139,242	(112,570)	(490,331)
Provision for income taxes	16,807	25,252	22,605
Income (loss) from continuing operations	122,435	(137,822)	(512,936)
Income from discontinued operations, net of tax	—	—	24,987
Net income (loss)	$122,435	$(137,822)	$(487,949)
Basic earnings (loss) per share:
Continuing operations	$1.55	$(1.67)	$(5.80)
Discontinued operations	$—	$—	$0.28
Net income (loss)	$1.55	$(1.67)	$(5.52)
Diluted earnings (loss) per share:
Continuing operations	$1.48	$(1.67)	$(5.80)
Discontinued operations	$—	$—	$0.28
Net income (loss)	$1.48	$(1.67)	$(5.52)
Weighted-average shares used in computing per share amounts:
Basic	79,195	82,528	88,454
Diluted	82,477	82,528	88,454

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	October 2, 2010	October 3, 2009	September 27, 2008
	(In thousands, except per share amounts)

Net income (loss)	$122,435	$(137,822)	$(487,949)
Other comprehensive income (loss):
Net unrealized loss on derivative financial instruments, net of tax	(5,373)	(10,322)	(11,891)
Foreign currency translation adjustments	10,996	11,545	8,340
Changes in unrecognized net actuarial loss and unrecognized transition costs, net of tax	(3,756)	(4,650)	(1,732)
Comprehensive income (loss)	$124,302	$(141,249)	$(493,232)

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Additional Paid-in Capital		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE AT SEPTEMBER 29, 2007	91,460	$5,983,479	(3,133)	$(185,541)	$61,060	$(4,706,721)	$1,152,277
Issuances of restricted stock and stock options, net of cancellations	220	(1)	—	—	—	—	(1)
Cumulative translation adjustment	—	—	—	—	8,340	—	8,340
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(11,891)	—	(11,891)
Changes in unrecognized net actuarial loss and unrecognized transition costs, net of tax	—	—	—	—	(1,732)	—	(1,732)
Stock-based compensation	—	14,337	—	—	—	—	14,337
Repurchases of treasury stock	—	(709)	(46)	816	—	—	107
Net loss	—	—	—	—	—	(487,949)	(487,949)
BALANCE AT SEPTEMBER 27, 2008	91,680	$5,997,106	(3,179)	$(184,725)	$55,777	$(5,194,670)	$673,488
Issuances of restricted stock and stock options, net of cancellations	234	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	11,545	—	11,545
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(10,322)	—	(10,322)
Changes in unrecognized net actuarial loss and unrecognized transition costs, net of tax	—	—	—	—	(4,650)	—	(4,650)
Stock-based compensation	—	15,994	—	—	—	—	15,994
Repurchases of treasury stock	—	(168)	(10,169)	(28,995)	—	—	(29,163)
Net loss	—	—	—	—	—	(137,822)	(137,822)
BALANCE AT OCTOBER 3, 2009	91,914	$6,012,932	(13,348)	$(213,720)	$52,350	$(5,332,492)	$519,070
Issuances of restricted stock and stock options, net of cancellations	1,160	3,821	—	—	—	—	3,821
Cumulative translation adjustment		—	—	—	10,996	—	10,996
Unrealized loss on derivative financial instruments, net of tax		—	—	—	(5,373)	—	(5,373)
Changes in unrecognized net actuarial loss and unrecognized transition costs, net of tax	—	—	—	—	(3,756)	—	(3,756)
Stock-based compensation	—	15,167	—	—	—	—	15,167
Repurchases of treasury stock	—	51	(4)	(810)	—	—	(759)
Net income	—	—	—	—	—	122,435	122,435
BALANCE AT OCTOBER 2, 2010	93,074	$6,031,971	(13,352)	$(214,530)	$54,217	$(5,210,057)	$661,601

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	October 2, 2010	October 3, 2009	September 27, 2008
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$122,435	$(137,822)	$(487,949)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	89,573	89,928	96,820
Stock-based compensation expense	15,167	15,994	14,337
Non-cash restructuring costs	3,033	4,892	2,928
Provision (benefit) for doubtful accounts, product returns and other net sales adjustments	3,571	(1,133)	(1,073)
Deferred income taxes	3,492	834	(1,478)
(Gain) loss on sale of assets and business	(18,036)	(1,804)	6,612
Impairment of assets and long-term investments	1,100	14,657	487,727
(Gain) loss on extinguishment of debt	1,197	(8,545)	2,237
Other, net	(703)	(126)	(373)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(332,179)	319,754	249,950
Inventories	(60,129)	80,325	197,792
Prepaid expenses and other assets	1,629	42,363	31,957
Accounts payable	93,801	(119,110)	(554,096)
Accrued liabilities and other long-term liabilities	(2,285)	(102,977)	(6,126)
Cash provided by (used in) operating activities	(78,334)	197,230	39,265
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Net proceeds from sales of short-term investments	—	—	12,713
Net proceeds (use) from sales (purchases) of long-term investments	1,182	(200)	4,754
Purchases of property, plant and equipment	(81,416)	(65,931)	(121,478)
Proceeds from sales of property, plant and equipment	30,847	3,927	30,564
Proceeds from sale of business	—	—	89,094
Cash paid for businesses acquired, net of cash acquired	(14,908)	(29,712)	(4,264)
Cash provided by (used in) investing activities	(64,295)	(91,916)	11,383
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	(10,808)	(19,140)	—
Proceeds from short-term credit facilities	65,000	—	—
Repayments of long-term debt	(219,867)	(31,492)	(120,000)
Proceeds from sales of common stock, net of issuance costs	3,821	—	—
Repurchases of common stock	(759)	(29,163)	—
Cash used in financing activities	(162,613)	(79,795)	(120,000)
Effect of exchange rate changes	(1,097)	3,831	5,729
Increase (decrease) in cash and cash equivalents	(306,339)	29,350	(63,623)
Cash and cash equivalents at beginning of year	899,151	869,801	933,424
Cash and cash equivalents at end of year	$592,812	$899,151	$869,801
Supplemental disclosures of cash flow information:
Cash paid during the year
Interest	$97,787	$108,299	$116,970
Income taxes (excludes refunds of $10.3 million, $3.6 million, and $26.2 million in 2010, 2009, and 2008, respectively)	$40,077	$30,167	$35,768

See accompanying notes to the consolidated financial statements.

SANMINA-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization of Sanmina-SCI

Sanmina-SCI Corporation (“Sanmina-SCI,” or the “Company”) was incorporated in Delaware in 1989. The Company is an independent global provider of customized, integrated electronics manufacturing services, or EMS. The Company provides these services to original equipment manufacturers, or OEMs, primarily in the communications, enterprise computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical, CleanTech and automotive industries. The Company's services consist primarily of product design and engineering, including initial development, detailed design, prototyping, validation, preproduction services and manufacturing design, volume manufacturing of complete systems, components and subassemblies, final system assembly and test, direct order fulfillment and logistics services and after-market product service and support. System components and subassemblies manufactured by the Company include printed circuit boards, printed circuit board assemblies, backplanes and backplane assemblies, enclosures, cable assemblies, precision machine components, optical modules and memory modules.

Basis of Presentation

In 2008, the Company sold its personal computing and associated logistics business ("PC Business") and has reflected the PC Business as discontinued operations in the consolidated financial statements. Unless otherwise noted, discussions in the notes to consolidated financial statements pertain only to the Company's continuing operations.

Immaterial Error Correction and Reclassification

During the first quarter of 2010, the Company identified errors in the amount of $17.7 million, including penalties, related to an unrecorded tax position at one of its foreign subsidiaries. These errors primarily affected the Company's 2005 financial statements. Additionally, unrecorded interest expense resulting from the errors for the period from 2006 through 2009 was $6.4 million. The Company concluded that these errors were not material to any of its prior period financial statements under the guidance of ASC Topic 250, Accounting Changes and Error Corrections. Although the errors were and continue to be immaterial to prior periods, because of the significance of the out-of-period correction in the first quarter of 2010, the Company applied the guidance of ASC Topic 250 and revised its prior period financial statements.

As a result of the revisions, long-term liabilities were increased and stockholders' equity was decreased by $24.1 million as of October 3, 2009. Additionally, the provision for income taxes was increased by $1.6 million in 2008 and 2009.

Common stock and additional paid in capital amounts presented in the 2009 consolidated balance sheet have been reclassified to conform to the current year's presentation.

Note 2. Summary of Significant Accounting Policies

Fiscal Year.   The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2010 and 2008 were each 52 weeks and 2009 was 53 weeks, with the additional week included in the fourth quarter. All references to years relate to fiscal years unless otherwise noted.

Principles of Consolidation.   The consolidated financial statements include the Company's accounts and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Foreign Currency Translation.   For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in stockholders' equity as a component of accumulated other comprehensive income (loss). For foreign subsidiaries using the US dollar as their functional currency, remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other income (expense), net in the accompanying consolidated statements of operations. Additionally, remeasurement gains and losses arising from long-term intercompany loans denominated in a currency other than an entity's functional currency are charged or credited to accumulated other comprehensive income if repayment of the loan is not anticipated in the foreseeable future.

Derivative Instruments and Hedging Activities.   The Company conducts business on a global basis in numerous currencies, which exposes the Company to movements in foreign currency exchange rates. The Company uses derivatives, such as foreign currency forward contracts, to minimize the volatility of earnings and cash flows associated with changes in foreign currency exchange rates.

The Company also uses interest rate swaps to minimize volatility in cash flows associated with changes in interest rates on its existing debt obligations.

The Company accounts for derivative instruments and hedging activities in accordance with ASC Topic 815, Derivatives and Hedging. In accordance with this standard, each derivative instrument is recorded in the consolidated balance sheets at its fair value as either an asset or a liability. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and is recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in the consolidated statement of operations. If the derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the item being hedged are recognized in earnings in the current period.

Derivative instruments are entered into for periods of time consistent with the related underlying exposures and are not entered into for speculative purposes. At the inception of a hedge, the Company documents all relationships between derivative instruments and related hedged items, as well as its risk-management objectives and strategies for undertaking various hedging transactions.

The Company's foreign currency forward contracts and interest rate swaps potentially expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by seeking high quality counterparties. The Company has not incurred, and does not expect to incur, material losses as a result of default by counterparties.

Management Estimates and Uncertainties.   The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements relate to allowances for accounts receivable; provisions for excess and obsolete inventories, product returns, warranties, restructuring costs, environmental matters, and legal exposures; determining liabilities for uncertain tax positions; determining the realizability of deferred tax assets; determining fair values of tangible and intangible assets for purposes of impairment tests; and determining forfeiture rates, volatility and expected life assumptions for purposes of stock compensation expense calculations. Actual results could differ materially from these estimates.

Financial Instruments and Concentration of Credit Risk.   Financial instruments consist of cash and cash equivalents, foreign currency forward contracts, interest rate swap agreements, accounts receivable, accounts payable and debt obligations. With the exception of certain of the Company's debt obligations (refer to Note 5. Fair Value and Note 6. Financial Instruments and Concentration of Credit Risks), the fair value of these financial instruments approximates their carrying amount as of October 2, 2010 and October 3, 2009 due to the nature, or short maturity, of these instruments, or the fact that the instruments are recorded at fair value in the consolidated balance sheets.

Cash and Cash Equivalents.   The Company considers all highly-liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

The Company invests certain daily surplus funds overnight in institutional money market funds. The money market funds invest in highly-rated and highly-liquid fixed income securities with the primary objectives of capital preservation, liquidity and a level of current income consistent with their investment policies. Money market funds typically invest in government securities, certificates of deposit, corporate commercial paper, or other highly-liquid and low-risk securities. Money market funds attempt to keep their net asset value at a constant $1.00 per share.

Cash and cash equivalents consisted of the following:

	As of
	October 2, 2010	October 3, 2009
	(In thousands)
Cash and bank balances	$592,021	$466,251
Money market funds	791	432,900
Total	$592,812	$899,151

Accounts Receivable and Other Related Allowances.   The Company estimates uncollectible balances, product returns and other adjustments related to current period net sales and had allowances of $16.8 million and $13.4 million as of October 2, 2010 and October 3, 2009, respectively. One of the Company's most significant risks is the ultimate realization of its accounts receivable. This risk is mitigated by ongoing credit evaluations of customers and frequent contact with customers, especially the most significant customers, which enable the Company to monitor changes in its customers' business operations and respond accordingly. To establish the allowance for doubtful accounts, the Company estimates credit risk associated with accounts receivable by considering the creditworthiness of its customers, past experience, changes in customer demand, and the overall economic climate in industries that it serves. To establish the allowance for product returns and other adjustments, the Company primarily utilizes historical data regarding such adjustments.

Sales of Accounts Receivable.   In 2008, the Company entered into a two-year global revolving trade receivables purchase agreement with a financial institution that allowed the Company to sell accounts receivable. This agreement expired in the third quarter of 2010.

During 2010, the Company sold accounts receivable of $82.8 million under this agreement, for which the Company received proceeds of $78.6 million. In 2009, the Company sold accounts receivable of $137.5 million under these programs for which the Company received proceeds of $130.6 million. As of October 2, 2010, no sold receivables remained outstanding.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, materials and manufacturing overhead.

Provisions are made to reduce excess and obsolete inventories to their estimated net realizable values. The ultimate realization of inventory carrying amounts is primarily affected by changes in customer demand. Inventory provisions are established based on forecasted demand, past experience with specific customers, the age and nature of the inventory, the ability to redistribute inventory to other programs or back to suppliers, and whether customers are contractually obligated and have the ability to pay for the related inventory. Payments received from customers for excess inventory held by the Company are recorded as a reduction of inventory.

Assets Held For Sale.   In accordance with ASC Topic 360, Property, Plant, and Equipment , the Company classifies long-lived assets to be sold as held-for-sale in the period in which all of the following criteria are met: management having the appropriate authority commits to a plan to sell the asset; the asset is available for immediate sale in its present condition; an active program to locate a buyer and other actions required to sell the asset have been initiated; sale of the asset is probable and expected to occur within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its fair value; and actions required to complete the plan indicate that it is unlikely significant changes to the plan will be made or that the plan will be withdrawn.

Assets held-for-sale, which consist of various real properties that are being actively marketed, are not depreciated and are measured at the lower of carrying amount or fair value less costs to sell. During 2010 and 2009, the Company recorded impairment charges of $0.5 million and $6.2 million, respectively, related to assets held-for-sale.

Property, Plant and Equipment, net.   Property, plant and equipment are stated at cost or, in the case of property and equipment acquired through business combinations, at fair value as of the acquisition date. Depreciation is provided on a straight-line basis over 20 to 40 years for buildings and 3 to 15 years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the useful life of the asset.

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

Goodwill. Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. ASC Topic 350, Intangibles - Goodwill and Other, requires that companies not amortize goodwill, but instead test for impairment at least annually using a two-step approach. The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

Identifiable Intangible Assets.   The Company has certain identifiable intangible assets that are subject to amortization. These assets consist primarily of intellectual property and customer relationships obtained through acquisitions. These assets are carried at cost less accumulated amortization, and are amortized to expense on a straight-line basis over estimated useful lives ranging from five to eight years.

The Company reviews identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flows the asset is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. The Company estimates fair value primarily based on projected discounted future net cash flows using a credit adjusted discount rate.

Revenue Recognition.   The Company derives revenue principally from sales of manufacturing services, which include final system assembly and test. Other sources of revenue include order fulfillment and logistic services, and sales of certain inventory, including raw materials, to customers who reschedule, amend or cancel purchase orders after the Company has procured inventory to fulfill the customers' purchase orders. The Company recognizes revenue for manufacturing services and sales of certain inventory when a persuasive arrangement between the Company and the buyer exists, usually in the form of a purchase order received from the Company's customer, the price is fixed or determinable, title to the product or the inventory is transferred to the customer and collectability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to the product or the inventory subsequent to transfer of title. Provisions are made for estimated sales returns and other adjustments at the time revenue is recognized. Such provisions were not material to the consolidated financial statements for any period presented herein.

The Company's order fulfillment and logistics services involve warehousing and managing finished product on behalf of a customer. These services are usually provided in conjunction with manufacturing services at one of the Company's facilities. In these instances, revenue for manufacturing services is deferred until the related goods are delivered to the customer, which is upon completion of order fulfillment and logistics services. In certain instances, the Company's facility used to provide order fulfillment and logistics services is controlled by the customer pursuant to a separate arrangement. In these instances, revenue for manufacturing services is recognized upon receipt of the manufactured product at the customer-controlled location and revenue for order fulfillment and logistics services is recognized separately as the services are provided.

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

Restructuring Costs.   The Company recognizes restructuring costs resulting from excess manufacturing or administrative facilities that it chooses to close or consolidate, as well as from other exit activities. In connection with the Company's exit activities, the Company records restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges are incurred pursuant to formal plans developed and approved by management. Restructuring costs related to employee severance are recorded when probable and estimable and all other restructuring costs are recognized when a liability is incurred. The recognition of restructuring charges requires the Company's management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less selling costs, of property, plant and equipment to be disposed of. Estimates of future liabilities may change, requiring the Company to record additional restructuring charges or to reduce the amount of liabilities already recorded. At the end of each reporting period, the Company evaluates the remaining accrual balances to ensure their adequacy, that no excess accruals are retained and that the utilization of the accruals is for the intended purpose in accordance with developed exit plans. In the event circumstances change and an accrual is no longer required, the accrual is reversed through restructuring expense.

Stock-Based Compensation.   The Company measures compensation expense based on the fair value of restricted stock units and awards, and the estimated fair value of stock options granted to employees.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option's expected term and the price volatility of the underlying stock. The expected term of options is based on observed historical exercise patterns and expected volatility is based on historical volatility over the expected life of the options. For restricted stock units and awards, compensation expense is calculated based on the fair market value of the Company's stock on the date of grant. With respect to performance-based options, compensation expense is recognized only when it is deemed probable that the performance probability criteria will be met. Compensation expense for all stock awards is reduced by estimated forfeitures. Forfeitures are estimated based on observed historical forfeiture patterns.

Income taxes.   The Company estimates its income tax provision or benefit in each of the jurisdictions in which it operates, including estimating exposures and making judgments regarding the realizability of deferred tax assets. The carrying value of the Company's net deferred tax assets is based on the Company's belief that it is more likely than not that the Company will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which do not meet the “more likely than not” criteria discussed above. The Company's judgments regarding future taxable income may change due to tax planning strategies, changes in tax laws, changes in market conditions, which may affect the geographic distribution of worldwide income or loss, or other factors. If the Company's assumptions, and consequently its estimates, change in the future, the valuation allowances it has established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. The Company's tax rate is highly dependent upon the geographic distribution of its worldwide income or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, including net operating losses, and the effectiveness of its tax planning strategies.

The Company makes an assessment of whether each income tax position is “more likely than not” of being sustained on audit, including resolution of related appeals or litigation process, if any. For each income tax position that meets the “more likely than not” recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with the tax authority.

Earnings Per Share.   Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by computed by dividing net income by the weighted average numbers of shares of common stock and potential shares of common stock (representing the dilutive effect of stock options and restricted stock units).

Recent Accounting Pronouncements.  In January 2008, FASB issued Emerging Issue Task Force 08-01, "Revenue Arrangements with Multiple Deliverables" (EITF 08-01 or ASC Topic 605-25). EITF 08-01 provides principles and guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocation. It also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. Companies are required to allocate revenue to each deliverable using the relative-selling-price method and the disclosure requirements for multiple-deliverable revenue arrangements have been significantly expanded. EITF 08-01 will be effective for the Company in the first quarter of 2011. The Company does not expect the adoption of EITF 08-01 to have a significant impact on its results of operations.

Note 3. Acquisition

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

The fair value of consideration transferred in connection with the acquisition was $33.7 million, of which $16.8 million has been paid and $17.2 million (with a fair value of $16.9 million) is payable prior to November 29, 2011. Purchase consideration of $33.7 million does not include $4.2 million of consideration that is primarily contingent on the Company's ability to utilize certain acquired inventory that was deemed to be excess as of the acquisition date. The Company does not expect to utilize the inventory and therefore has assigned no value to the inventory or the associated contingent consideration. To the extent the inventory is utilized in future periods, purchase consideration and the fair value of acquired inventory will be adjusted accordingly. Under ASC Topic 805, Business Combinations, which the Company adopted effective at the beginning of 2010, purchase consideration was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values as follows:

(In thousands)
Current assets	$52,730
Non-current assets, including identifiable intangible assets of $7.6 million and goodwill of $22.8 million	42,764
Current liabilities, including debt of $24.1 million that was repaid immediately after closing	(61,035)
Non-current liabilities	(721)
Total	$33,738

The Company performed a valuation of the net assets acquired as of May 28, 2010 (valuation date) with the assistance of a third party valuation firm. Based on the valuation, the excess of purchase consideration over the fair value of net assets acquired was $22.8 million, and has been recorded as goodwill. Goodwill is primarily attributable to expected synergies from combining the operations of the two companies as well as the technical know-how of BreconRidge's assembled workforce and is not deductible for tax purposes. Identifiable intangible assets of $7.6 million consist of customer relationships and order backlog and are being amortized over periods ranging from eighteen months to five years.

The consolidated financial statements include the operating results of the acquired business from the date of acquisition. The operating results of the acquired business did not have a significant effect on the Company's revenue or net income in 2010. Pro forma results of operations are not presented because the effects were not material to the Company's financial results. The Company incurred $1.3 million of costs in connection with the acquisition. Such costs are included in selling, general and administrative expenses in the consolidated statement of operations.

In 2009, the Company purchased all outstanding stock of an entity for a total purchase price of $30.0 million, of which $1.0 million was allocated to intangible assets. No goodwill was recorded in connection with this acquisition and the acquisition did not have a material impact on the Company's results of operations in 2009.

Note 4. Balance Sheet Items

Inventories

Components of inventories were as follows:

	As of
	October 2, 2010	October 3, 2009
	(In thousands)
Raw materials	$599,773	$500,666
Work-in-process	126,270	118,531
Finished goods	118,304	142,194
Total	$844,347	$761,391

Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of
	October 2, 2010	October 3, 2009
	(In thousands)
Machinery and equipment	$1,402,647	$1,370,514
Land and buildings	503,869	481,979
Leasehold improvements	63,169	58,896
Furniture and fixtures	21,272	18,530
	1,990,957	1,929,919
Less: Accumulated depreciation and amortization	(1,440,305)	(1,399,238)
	550,652	530,681
Construction in progress	19,606	12,816
Property, plant and equipment, net	$570,258	$543,497

Depreciation expense was $85.8 million, $83.7 million, and $89.3 million for 2010, 2009 and 2008, respectively.

Goodwill

During 2010, the Company recorded $22.8 million of goodwill in connection with the acquisition of BreconRidge Corporation (refer to Note 3). Goodwill is primarily attributable to expected synergies from combining the operations of the two companies as well as the technical know-how of BreconRidge's workforce. Goodwill of $22.8 million as of October 2, 2010 is included in other non-current assets on the consolidated balance sheet.

During 2008, the Company recorded a goodwill impairment charge of $478.7 million due to the expected effect on the Company's future cash flows of deteriorating general economic conditions, the illiquidity of the credit markets and the decline in the stock market generally, and in the Company's stock price in particular. Additionally, $32.0 million of goodwill associated with the Company's PC Business was reduced to zero upon completion of the sale of the PC Business. As a result of these items, the Company had no goodwill balance as of October 3, 2009.

Other Intangible Assets

Gross and net carrying values of other intangible assets were as follows:

	Gross Carrying Amount	Impairment of Intangibles	Accumulated Amortization	Net Carrying Amount
	(In thousands)
As of October 2, 2010	$82,905	$(7,928)	$(59,513)	$15,464

As of October 3, 2009	$73,085	$(7,928)	$(55,726)	$9,431

The increase in gross identifiable intangible assets from 2009 to 2010 was due to business combinations during 2010.

Intangible asset amortization expense was $3.8 million in 2010, $5.1 million in 2009 and $7.6 million in 2008 (including $0.2 million, $0.3 million and $1.0 million in cost of sales in 2010, 2009 and 2008, respectively). Other intangible assets are included in other non-current assets on the consolidated balance sheets.

Estimated future annual amortization of other intangible assets is as follows:

Year Ended:	(In thousands)
2011	$4,691
2012	2,921
2013	2,442
2014	1,840
2015	1,272
Thereafter	2,298
Total	$15,464

Warranty Reserve.   The following tables present warranty reserve activity:

Balance as of	Additions to Accrual	Accrual Utilized	Balance as of
October 3, 2009			October 2, 2010
(In thousands)
$15,716	$13,860	$(11,824)	$17,752

Balance as of	Additions to Accrual	Accrual Utilized	Balance as of
September 27, 2008			October 3, 2009
(In thousands)
$18,974	$12,267	$(15,525)	$15,716

Note 5. Fair Value

Fair Value Option for Long-term Debt

The Company has elected not to record its long-term debt instruments at fair value, but has measured them at fair value for disclosure purposes. The estimated fair values of the Company's debt instruments, based on quoted market prices, as of October 2, 2010 were as follows:

	Carrying Amount	Fair Value
	(In thousands)
6.75% Senior Subordinated Notes due 2013	$380,000	$383,800
$300 Million Senior Floating Rate Notes due 2014	$257,410	$241,965
8.125% Senior Subordinated Notes due 2016	$600,000	$619,500

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities are as follows:

•Money market funds
•Time deposits
•Foreign currency forward contracts
•Interest rate swaps

    ASC Topic 820, Fair Value Measurements and Disclosures defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability.

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

Level 3:	Inputs that are unobservable to the valuation methodology which are significant to the measurement of the fair value of assets or liabilities.

The following table presents information as of October 2, 2010 with respect to assets and liabilities measured at fair value on a recurring basis:

		Presentation in the Consolidated Balance Sheet
	Fair Value Measurements Using Level 1, Level 2 or Level 3	Cash and cash equivalents	Prepaid expenses and other current assets	(1) Accrued liabilities	(1) Other long-term liabilities
		(In thousands)
Money Market Funds	Level 1	$791	$—	$—	$—
Time Deposits	Level 1	99,110	—	—	—
Derivatives designated as hedging instruments under FAS 133: Foreign Currency Forward Contracts and Interest Rate Swaps	Level 2	—	10	(42)	(40,296)
Derivatives not designated as hedging instruments under FAS 133: Foreign Currency Forward Contracts	Level 2	—	8,282	(10,475)	—
Total measured at fair value		$99,901	$8,292	$(10,517)	$(40,296)
(1) Liabilities, or credit balances, are presented as negative amounts.

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its Board of Directors that allow eligible employees to defer payment of part of their compensation and non-employee members of the Board of Directors to defer payment of part or all of their compensation. The Company's results of operations are not significantly affected by these plans since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the above table. Assets and liabilities associated with these plans of approximately $10.8 million as of October 2, 2010 are recorded as other non-current assets and other long-term liabilities in the consolidated balance sheet.

The Company values derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled to transact. The Company seeks high quality counterparties for all its financing arrangements. For interest rate swaps, Level 2 inputs include futures contracts on LIBOR for the first three years, swap rates beyond three years at commonly quoted intervals, and credit default swap rates for the Company and relevant counterparties. For currency contracts, Level 2 inputs include foreign currency spot and forward rates, interest rates and credit default swap rates at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements. ASC Topic 820 requires the fair value measurement of an asset or liability to reflect the nonperformance risk of the entity and the counterparty. Therefore, the counterparty's creditworthiness when in an asset position and the Company's creditworthiness when in a liability position has been considered in the fair value measurement of derivative instruments. The effect of nonperformance risk on the fair value of derivative instruments was not material as of October 2, 2010.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures assets held-for-sale at fair value on a nonrecurring basis since these assets are subject to fair value adjustments only when the carrying amount of such assets exceeds the fair value of such assets or such assets have been previously impaired and the fair value exceeds the carrying amount by less than the amount of the impairment that has been recognized. Level 2 inputs consist of independent third party valuations based on market comparables. During 2010, an asset held-for-sale with a carrying amount of $4.2 million was written down to its fair value of $3.7 million, resulting in an impairment loss of $0.5 million.

Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign exchange rate risk.

Interest rate swaps are entered into on occasion to manage interest rate risk associated with the Company's borrowings. The Company has $257.4 million of floating rate notes outstanding as of October 2, 2010 and has entered into interest rate swap agreements with two independent swap counterparties to hedge its interest rate exposure. The swap agreements, with an aggregate notional amount of $257 million and expiration dates in 2014, effectively convert the variable interest rate obligation to a fixed interest rate obligation and are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Under the terms of the swap agreements, the Company pays the independent swap counterparties a fixed rate of 5.594% and, in exchange, the swap counterparties pay the Company an interest rate equal to the three-month LIBOR. These swap agreements effectively fix the interest rate at 8.344% through 2014.

Forward contracts on various foreign currencies are entered into monthly to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in foreign currencies.

The Company's primary foreign currency cash flows are in certain Asian and European countries, Brazil and Mexico. The Company utilizes foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from forecasted sales denominated in currencies different from those for cost of sales and other expenses. These contracts are typically one month in duration and are designated as cash flow hedges under ASC Topic 815.

The Company also enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts have maturities of one month and are not designated as accounting hedges under ASC Topic 815. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income (expense), net, in the consolidated statements of operations.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

Foreign Currency Forward Contracts	Number of Contracts	Notional Amount (USD in thousands)
		Designated	Non-designated
Buy Singapore Dollars	4	12,387	78,659
Buy Sweden Krona	1	—	43,656
Buy Mexican Pesos	7	22,176	22,809
Buy Israel New Shekels	5	6,653	13,152
Buy Indian Rupee	1	—	12,908
Buy Japanese Yen	2	—	11,756
Buy Malaysian Ringgit	5	7,752	8,151
Buy Canadian Dollar	3	—	6,944
Buy Thailand Baht	3	3,417	4,804
Buy Hong Kong Dollar	1	—	3,532
Buy Hungarian Forint	6	5,126	2,941
Buy Chinese Renminbi	2	8,709	—
Sell Euros	6	14,150	49,129
Sell Chinese Renminbi	1	—	17,009
Sell Brazilian Real	1	—	7,918
Sell Great British Pounds	2	—	4,422
Sell Canadian Dollar	1	—	1,645
Sell Hungarian Forint	1	—	1,253
Total notional amount	52	$80,370	$290,688

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings and were not material in 2010. As of October 2, 2010, AOCI related to foreign currency forward contracts was not material and AOCI related to interest rate swaps was $38.9 million, of which $13.0 million is expected to be amortized to interest expense over the next 12 months.

The following table presents the effect of cash flow hedging relationships on the Company's consolidated statement of operations for the three months ended October 2, 2010:

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In thousands)		(In thousands)
Interest rate swaps	$(6,983)	Interest expense	$(3,294)
Foreign currency forward contracts	534	Cost of sales	535
Total	$(6,449)		$(2,759)

The following table presents the effect of cash flow hedging relationships on the Company's consolidated statement of operations for the year ended October 2, 2010:

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In thousands)		(In thousands)
Interest rate swaps	$(18,550)	Interest expense	$(13,295)
Foreign currency forward contracts	339	Cost of sales	457
Total	$(18,211)		$(12,838)

Note 6. Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents, trade accounts receivable, foreign exchange forward and option contracts, and interest rate swap agreements. The carrying value of assets such as cash, cash equivalents and accounts receivable is expected to approximate fair value due to the assets' short duration. Foreign exchange forward and option contracts and interest rate swap agreements are recorded on the Company's balance sheets at fair value. The Company maintains the majority of its cash and cash equivalents with recognized financial institutions that follow its investment policy. The Company has not experienced any significant losses on these investments to date. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by ongoing credit evaluations of the Company's customers and frequent contact with the Company's customers, especially its most significant customers, thus enabling it to monitor changes in business operations and respond accordingly. The Company generally does not require collateral for sales on credit. The Company considers these concentrations of credit risks when estimating its allowance for doubtful accounts.

One customer represented approximately 11% of the Company's net sales in 2010 and one customer represented approximately 14% of gross accounts receivable as of October 2, 2010. For 2009 and 2008, no customer represented 10% or more of the Company's net sales or gross accounts receivable.

Note 7. Debt

Long-term debt consisted of the following:

	As of
	October 2, 2010	October 3, 2009
	(In thousands)
Senior Floating Rate Notes due 2010	$—	$175,700
6.75% Senior Subordinated Notes due 2013	380,000	400,000
Senior Floating Rate Notes due 2014	257,410	257,410
8.125% Senior Subordinated Notes due 2016	600,000	600,000
Interest Rate Swaps	3,256	4,604
Total	1,240,666	1,437,714
Less: current portion (“2010 Notes”)	—	175,700
Total long-term debt	$1,240,666	$1,262,014

Senior Floating Rate Notes.   In 2007, the Company issued $300 million of Senior Floating Rate Notes due 2010 (the “2010 Notes”) and $300 million of Senior Floating Rate Notes due 2014 (the “2014 Notes”). During 2010, the Company redeemed all outstanding 2010 Notes in the amount of $175.7 million at par. The notes bear interest equal to the three-month LIBOR plus 2.75%. As of October 2, 2010, unamortized debt issuance costs of $3.4 million are being amortized to interest expense over the life of the 2014 Notes using the effective interest method.

The 2014 Notes are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company's existing and future senior unsecured debt. The Company may redeem the 2014 Notes, in whole or in part, at redemption prices ranging from 100% to 102% of the principal amount of the 2014 Notes, plus accrued and unpaid interest.

In 2007, the Company entered into interest rate swap transactions with independent third parties to partially hedge the Notes. The interest rate swaps had a total notional amount of $300 million and were designated as cash flow hedges. Under the swap agreements, the Company pays a fixed rate of 5.594% in exchange for a three month LIBOR rate on the swaps. These swap agreements effectively fix the interest rate at 8.344% through 2014 for the hedged portion of the debt. The Company believes the likelihood that floating rate debt in the amount of $257 million will exist through swap maturity in 2014 is probable and therefore will continue to apply hedge accounting to this portion of the swap.

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

6.75% Senior Subordinated Notes.   In 2005, the Company issued $400 million of its 6.75% Senior Subordinated Notes due 2013 (the “6.75% Notes”), with a maturity date of March 1, 2013. As of October 2, 2010, unamortized debt issuance costs of $5.3 million are being amortized to interest expense over the life of the debt using the effective interest method.

The 6.75% Notes are unsecured and subordinated in right of payment to all of the Company's existing and future senior debt. The Company may redeem the 6.75% Notes, in whole or in part, at declining redemption prices ranging from 103.375% to 100% of the principal amount, plus accrued and unpaid interest, with the actual redemption price to be determined based on the date of redemption.

During 2010, the Company repurchased $20.0 million of its 6.75% Notes at par plus a nominal premium and accrued interest. In connection with this repurchase, the Company recorded a loss of $0.4 million, consisting primarily of unamortized debt issuance costs, in other income (expense), net on the consolidated statement of operations.

During the first quarter of 2009, the Company terminated its revolving credit facility and entered into a new credit facility. In connection with the termination of the revolving credit facility, the Company also terminated an interest rate swap associated with its 6.75% Notes. As a result of terminating the swap, the Company was required to discontinue hedge accounting for the terminated swap and the remaining three swaps designated under ASC Topic 815 as hedges of the 6.75% Notes. These swaps were being accounted for as fair value hedges. At the date hedge accounting was discontinued, the swaps had a fair value of $5.7 million, which was recorded as long-term debt and is being amortized as a reduction to interest expense over the remaining life of the debt. During the second quarter of 2009, the Company received termination notices from its remaining counterparties exercising their right pursuant to embedded call options to cancel the interest rate swaps. In connection with the termination of these swaps, the Company received a payment consisting of a call premium of $11.4 million plus accrued interest. Of the amount received, $5.7 million was recorded as long-term debt (as discussed above) and $5.7 million, representing the change in fair value of the swaps from the date hedge accounting was discontinued until the date the swaps were terminated, was recorded as a gain in other income (expense), net.

8.125% Senior Subordinated Notes.   In 2006, the Company issued $600 million of 8.125% Senior Subordinated Notes due 2016 (the “8.125% Notes”) with a maturity date of March 1, 2016. The 8.125% Notes are unsecured and subordinated in right of payment to all of the Company's existing and future senior debt. As of October 2, 2010, $7.0 million of unamortized debt issuance costs are being amortized to interest expense over the life of the debt using the effective interest method.

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

The 2014 Notes, 8.125% Notes and 6.75% Notes do not have financial covenants, but do have covenants that limit the Company's ability to, among other things: incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; create specified liens; sell assets; create or permit restrictions on the ability of its restricted subsidiaries to pay dividends or make other distributions to the Company; engage in transactions with affiliates; incur layered debt; and consolidate or merge with or into other companies or sell all or substantially all of its assets. The restricted covenants are subject to a number of important exceptions and qualifications.

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

The Company was in compliance with covenants for the above debt instruments as of October 2, 2010.

Asset-backed Lending Facility.   In 2009, the Company entered into a Loan, Guaranty and Security Agreement (the “Loan Agreement”), among the Company, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for such lenders.

The Loan Agreement, which was increased by $100 million in 2010, provides for a $235 million secured asset-backed revolving credit facility, subject to a reduction of between $25 million to $50 million depending on the Company's borrowing availability, with an initial $50 million letter of credit sublimit. The facility may be increased by an additional $100 million upon obtaining additional commitments from the lenders then party to the Loan Agreement or new lenders. The Loan Agreement expires on the earlier of (i) the date that is 90 days prior to the maturity date of the 6.75% Notes if such notes are not repaid, redeemed, defeased, refinanced or reserved for under the borrowing base under the Loan Agreement prior to such date or (ii) November 19, 2013 (the “Maturity Date”). As of October 2, 2010, there were no borrowings and $23.8 million in letters of credit outstanding under the Loan Agreement, and the Company was eligible to borrow $115.9 million.

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

The Company's obligations under the Loan Agreement are secured by (1) all U.S. and Canadian accounts receivable (with automatic lien releases occurring at time of sale of each eligible accounts receivable transaction); (2) all U.S. and Canadian deposit accounts (except accounts used for collections for certain transactions); (3) all U.S. and Canadian inventory and associated obligations and documents; and (4) a 65% pledge of the capital stock of the Company's first-tier foreign subsidiaries.

 The Loan Agreement contains a financial covenant that was not applicable to us as of October 2, 2010, and customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company under certain circumstances, among other things, to use the facility to make investments, acquisitions and certain restricted payments, and to sell assets. Upon an event of default, the lenders may declare all outstanding principal and accrued but unpaid interest under the Loan Agreement immediately due and payable. Events of default under the Loan Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants or representations and warranties, change in control of the Company and bankruptcy events.

Maturities of long-term debt as of October 2, 2010 were as follows:

(In thousands)
2011	$—
2012	—
2013	380,000
2014	257,410
2015	—
Thereafter	600,000
Total	$1,237,410

Short-term Debt

During 2010, one of the Company's wholly owned subsidiaries in China entered into a $50 million unsecured working capital loan facility. The facility bears interest at a rate equal to the three month Euro LIBOR plus a spread and expires in April 2011. The loan agreement contains certain negative covenants that, upon default, permit the bank to deny any further advances or extension of credit or to terminate the loan agreement. As of October 2, 2010, $30.0 million had been borrowed under this facility and was outstanding and the Company was in compliance with all covenants. Each advance under the loan facility is due and payable one year from the date of advance.

During 2010, one of the Company's wholly owned subsidiaries in India entered into a $35 million working capital loan facility that contains no covenants and expires on December 31, 2010. Borrowings under the facility bear interest at a rate equal to Euro LIBOR plus a spread. As of October 2, 2010, $35.0 million had been borrowed under this facility and was outstanding. The facility requires dollar-for-dollar cash collateral for borrowings in excess of $25 million. Thus, the Company has pledged $10 million of cash collateral in connection with this loan facility.

Note 8. Commitments and Contingencies

Operating Leases.   The Company leases certain of its facilities and equipment under non-cancelable operating leases expiring at various dates through 2036. The Company is responsible for utilities, maintenance, insurance and property taxes under these leases. Future minimum lease payments, net of sublease income, under operating leases are as follows:

(In thousands)
2011	$27,829
2012	19,158
2013	14,111
2014	8,426
2015	6,006
Thereafter	26,060
Total	$101,590

Rent expense, net of sublease income, under operating leases was $24.7 million, $22.4 million and $31.0 million for 2010, 2009 and 2008, respectively.

Litigation and other contingencies.   From time to time, the Company is a party to litigation, claims and other contingencies, including environmental matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company cannot predict what effect these matters may have on its results of operations, financial condition or cash flows. Refer to “Item 3-Legal Proceedings”.

The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable. As of October 2, 2010, the Company had reserves of $22.3 million for environmental matters, litigation and other contingencies, not including reserves for uncertain tax positions, which the Company believes is adequate. Such reserves are included in accrued liabilities or other long-term liabilities on the consolidated balance sheet.

During 2010, the Company became aware of the misappropriation of certain payments at one of its locations. The misappropriation occurred over the course of numerous years and is currently under investigation. The Company is fully cooperating with the relevant authorities in this investigation. As of October 2, 2010, the Company has recorded a reserve of $3.4 million, based on the Company's current estimate of its potential financial loss related to this matter. A portion of this loss may be recoverable under the Company's insurance policy or from other parties.

During 2010, the Company received $35.6 million of cash in connection with a litigation settlement. This amount has been recognized in earnings and is included in other income (expense), net on the consolidated statement of operations.

Note 9. Income Taxes

The Company allocates income tax expense or benefit among continuing operations, discontinued operations, other comprehensive income, and items charged or credited directly to stockholders' equity. The amount allocated to continuing operations is the tax effect of the pretax income or loss from continuing operations that occurred during the year, plus or minus income tax effects of changes in tax laws or rates, changes in circumstances that cause a change in judgment about uncertain tax positions and the realization of deferred tax assets in future years. The portion of income tax expense or benefit that remains after allocation to continuing operations is then allocated to discontinued operations, other comprehensive income and items charged or credited directly to stockholders' equity.

Domestic and foreign components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended
	October 2, 2010	October 3, 2009	September 27, 2008
	(In thousands)
Domestic	$60,668	$(122,013)	$(401,613)
Foreign	78,574	9,443	(88,718)
Total	$139,242	$(112,570)	$(490,331)

The provision for income taxes consists of the following:

	Year Ended
	October 2, 2010	October 3, 2009	September 27, 2008
	(In thousands)
Federal-current	$—	$—	$(2,818)
State-current	1,656	250	(117)
Foreign:
Current	11,766	24,303	29,015
Deferred	3,385	699	(3,475)
	15,151	25,002	25,540
Total provision for income taxes	$16,807	$25,252	$22,605

 The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of
	October 2, 2010	October 3, 2009
	(In thousands)
Deferred tax assets:
Reserves and accruals not currently deductible	$84,089	$84,334
U.S. net operating loss carryforwards	471,942	404,493
Foreign net operating loss carryforwards	132,572	180,859
Acquisition related intangibles	113,590	132,031
Depreciation differences and property, plant and equipment impairment reserves	34,651	29,475
Tax credit carryforwards	6,042	8,370
Unrealized losses on derivative financial instruments	19,141	14,960
Stock compensation expense	5,791	3,562
Other	826	6,606
Valuation allowance	(832,290)	(824,951)
Total deferred tax assets	36,354	39,739
Deferred tax liabilities on foreign earnings	(21,789)	(21,789)
Net deferred tax assets	$14,565	$17,950
Recorded as:
Current deferred tax assets	$5,742	$15,673
Non-current deferred tax assets	23,254	8,969
Non-current deferred tax liabilities	(14,431)	(6,692)
Net deferred tax assets	$14,565	$17,950

The Company offsets current deferred tax assets and liabilities and noncurrent deferred tax assets and liabilities by tax-paying jurisdiction. The resulting net amounts by tax jurisdiction are then aggregated without further offset.

The Company has a valuation allowance against its deferred tax assets which primarily relate to its U.S. operations. The underlying net operating loss carryforwards are still available to the Company to offset future taxable income in the U.S., subject to applicable tax laws and regulations. Although the Company was profitable in 2010, significant losses were incurred in 2009 and 2008 in the U.S. and certain other countries. The Company has determined that a valuation allowance is required with respect to deferred tax assets as of October 2, 2010 and October 3, 2009. Although realization is not assured, the Company believes it is more likely than not that the remaining deferred tax assets will be realized. The amount of net deferred tax assets, however, could be reduced or increased in the future if actual facts, including estimates of future taxable income, differ from current estimates. The Company's valuation allowance increased $7.3 million during 2010 and decreased $79.6 million during 2009.

The Company reorganized the legal structure of its international operations in 2009. The reorganization was taxable in the U.S., but was offset with current year losses, resulting in no tax effect.

As of October 2, 2010, U.S. income taxes have not been provided for approximately $287.3 million of cumulative undistributed earnings of several non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

As of October 2, 2010, the Company has cumulative net operating loss carryforwards for federal, state and foreign tax purposes of $1,192.1 million, $1,100.7 million and $445.8 million, respectively. The federal and state net operating loss carryforwards begin expiring in 2023 and 2011, respectively, and expire at various dates through 2029. Substantially all of the foreign net operating loss carryforwards may be carried forward indefinitely. The Tax Reform Act of 1986 and similar state provisions impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in the Internal Revenue Code. As of October 2, 2010, the Company had $20.7 million of federal net operating losses subject to an annual limitation and may utilize approximately $1.7 million of these net operating losses each year.

The Company has been granted tax holidays for certain of its subsidiaries in Singapore, Malaysia, Thailand, China and India. The tax benefit arising from these tax holidays was $3.8 million for 2010 ($0.05 per diluted share), $3.0 million for 2009 ($0.04 per diluted share), and $5.5 million for 2008 ($0.06 per diluted share). The tax holiday in Malaysia expired in June 2009, and the tax holidays in the other countries expire through 2019, excluding potential renewals, and are subject to certain conditions with which the Company expects to comply.

Following is a reconciliation of the statutory federal tax rate to the effective tax rate resulting from the computation of the provision for income taxes:

	As of
	October 2, 2010	October 3, 2009	September 27, 2008
Federal tax at statutory rate	35.00%	(35.00)%	(35.00)%
Foreign income at other than U.S. rates	(8.87)	17.85	11.08
Dividends and foreign income inclusion	1.11	24.72	8.32
Change in valuation allowance	(17.16)	4.65	(0.39)
Permanent items	0.80	9.99	1.93
State income taxes, net of federal benefit	1.19	0.22	0.02
Non-deductible goodwill impairment	—	—	18.65
Provision for income taxes	12.07%	22.43%	4.61%

A reconciliation of the beginning and ending amount of total unrecognized tax benefits, excluding accrued penalties and interest, is as follows:

	Year Ended
	October 2, 2010	October 3, 2009
	(In thousands)
Balance, beginning of year	$42,315	$35,627
Increase related to prior year tax positions	1,296	2,830
Decrease related to prior year tax positions	(13,972)	(4,868)
Increase related to current year tax positions	5,405	11,383
Decrease related to lapse of statute of limitations	(47)	(696)
Settlements	—	(1,961)
Balance, end of year	$34,997	$42,315

The total balance of unrecognized tax benefits at October 2, 2010, if recognized, would affect the effective rate on income.

As of the date of adoption of ASC Topic 740 in 2008, the Company had accrued $9.2 million for the payment of interest and penalties relating to unrecognized tax benefits. During 2008, the Company accrued $3.4 million of interest and penalties related to unrecognized tax benefits. During 2009, the Company accrued $0.3 million of net interest and penalties related to unrecognized tax benefits. During 2010, the Company accrued $3.9 million of net interest and penalties related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Although the timing of the resolution of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years subject to audit and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

The Company conducts business globally and, as a result, files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.

In general, the Company is no longer subject to United States federal or state income tax examinations for years before 2003, and to foreign examinations for years prior to 2002 in its major foreign jurisdictions.

Note 10. Restructuring Costs

Costs associated with restructuring activities are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, or ASC Topic 712, Compensation - Nonretirement Postemployment Benefits, as applicable. Pursuant to ASC Topic 712, restructuring costs related to employee severance are recorded when probable and estimable based on the Company's policy with respect to severance payments. For restructuring costs other than employee severance accounted under ASC Topic 712, a liability is recognized in accordance with ASC Topic 420 only when incurred. Costs associated with restructuring activities related to business combinations are accounted for in accordance with ASC Topic 805, Business Combination.

2010 Restructuring Plan

The Company initiated a restructuring plan in 2010 as a result of a business combination (refer to Note 3). Pursuant to this plan, the Company expects to incur costs in the range of $13 million to $15 million to consolidate certain facilities and eliminate redundant employees. The Company anticipates implementing all actions under this plan within the next year. In connection with actions taken to date under this plan, the Company recorded restructuring charges of $4.4 million for severance and related benefits for approximately 650 terminated employees, which represents substantially all employees expected to be terminated under this plan. During 2010, the Company initiated the closure or consolidation of six facilities under this plan.

Below is a summary of restructuring costs associated with this plan:

	Employee Termination / Severance and Related Benefits Cash	Leases and Facility Shutdown and Consolidation Costs Cash	Total
	(In thousands)
Balance at October 3, 2009	$—	$—	$—
Charges to operations	4,447	506	4,953
Charges utilized	(2,485)	(42)	(2,527)
Balance at October 2, 2010	$1,962	$464	$2,426

Restructuring Plans - 2009 and Prior

Due to substantial completion of all actions under restructuring plans initiated prior to 2010 and the immateriality of the remaining accrual balance related to such plans, all such plans have been combined for disclosure purposes. Remaining actions under these plans relate to leases and facility shutdowns.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were implemented in or prior to 2009:

	Employee Termination / Severance and Related Benefits Cash	Leases and Facility Shutdown and Consolidation Costs Cash	Impairment of Fixed Assets or Redundant Fixed Assets Non-Cash	Total
	(In thousands)
Balance at September 29, 2007	$6,140	$8,426	$—	$14,566
Charges to operations	64,126	16,519	2,456	83,101
Charges utilized	(45,248)	(19,765)	(2,456)	(67,469)
Reversal of accrual	(833)	(892)	—	(1,725)
Balance at September 27, 2008	24,185	4,288	—	28,473
Charges to operations	37,693	19,587	4,892	62,172
Charges utilized	(46,398)	(20,043)	(4,892)	(71,333)
Reversal of accrual	(4,725)	(187)	—	(4,912)
Balance at October 3, 2009	10,755	3,645	—	14,400
Charges to operations	3,426	12,781	3,033	19,240
Charges utilized	(8,619)	(15,511)	(3,033)	(27,163)
Reversal of accrual	(2,094)	(277)	—	(2,371)
Balance at October 2, 2010	$3,468	$638	$—	$4,106

During 2010, the Company recorded restructuring charges for severance and related benefits for approximately 300 terminated employees. During 2009, the Company closed or consolidated six facilities and recorded restructuring charges for severance and related benefits for approximately 5,400 terminated employees. During 2008, the Company closed or consolidated four facilities and terminated approximately 2,900 employees.

Restructuring Plans - All Years

Accrued restructuring costs as of October 2, 2010 were $6.5 million. In connection with restructuring actions the Company has already implemented under its restructuring plan, the Company expects to pay remaining facilities related restructuring liabilities of $1.1 million through 2015 and the majority of accrued severance costs of $5.4 million through 2011.

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

Note 11. Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period, as follows:

	Year Ended
	October 2, 2010	October 3, 2009	September 27, 2008
	(In thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations, net of tax	$122,435	$(137,822)	$(512,936)
Income from discontinued operations, net of tax	—	—	24,987
Net income (loss)	$122,435	$(137,822)	$(487,949)
Denominator:
Weighted average shares used in computing per share amount:
Basic	79,195	82,528	88,454
Diluted	82,477	82,528	88,454
Basic earnings (loss) per share:
Continuing operations	$1.55	$(1.67)	$(5.80)
Discontinued operations	$—	$—	$0.28
Net income (loss)	$1.55	$(1.67)	$(5.52)
Diluted earnings (loss) per share:
Continuing operations	$1.48	$(1.67)	$(5.80)
Discontinuing operations	$—	$—	$0.28
Net income (loss)	$1.48	$(1.67)	$(5.52)

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect:

	As of
	October 2, 2010	October 3, 2009	September 27, 2008
Potentially dilutive securities:	(In thousands)
Employee stock options	6,078	8,003	7,590
Restricted awards and units	25	528	689
Total	6,103	8,531	8,279

As of October 2, 2010, the Company's outstanding stock options and restricted stock awards and units noted above were anti-dilutive under ASC Topic 260, Earnings Per Share, either because the exercise price was higher than the Company's stock price or the application of the treasury stock method resulted in an anti-dilutive effect.

Note 12. Stock-Based Compensation

Stock-based compensation expense was as follows:

	Year Ended
	October 2, 2010	October 3, 2009	September 27, 2008
	(In thousands)
Cost of sales	$5,452	$7,209	$6,556
Selling, general & administrative	9,808	8,446	7,073
Research & development	(93)	339	307
Continuing operations	15,167	15,994	13,936
Discontinued operations	—	—	401
Total	$15,167	$15,994	$14,337

	Year Ended
	October 2, 2010	October 3, 2009	September 27, 2008
	(In thousands)
Stock options	$12,818	$9,705	$7,932
Restricted stock awards	230	185	160
Restricted stock units (1)	2,119	6,104	5,844
Continuing operations	15,167	15,994	13,936
Discontinued operations	—	—	401
Total	$15,167	$15,994	$14,337

(1) The Company recorded a credit to the consolidated statement of operations during the third quarter of 2010 due to true-ups of forfeitures on restricted stock.

Stock Options

The Company's stock option plans provide employees the right to purchase common stock at the fair market value of such shares on the grant date. The Company recognizes compensation expense for such awards over the vesting period, which is generally four to five years. The contractual term of all options is ten years. For option grants made prior to 2006, the Company recognizes compensation expense using the multiple option approach. For option grants made subsequent to the adoption of ASC Topic 718, Compensation - Stock Compensation, the Company recognizes compensation expense ratably over the service period.

Assumptions used to estimate the fair value of stock options granted were as follows:

	Year Ended
	October 2, 2010	October 3, 2009	September 27, 2008
Volatility	81.6%	79.8%	61.1%
Risk-free interest rate	2.2%	2.2%	3.2%
Dividend yield	0%	0%	0%
Expected life of options	5.0 years	5.0 years	5.0 years

A summary of stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding, September 29, 2007	7,172	36.60	7.50	29
Granted	1,742	10.14
Exercised/Cancelled/Forfeited/Expired	(1,204)	35.22
Outstanding, September 27, 2008	7,710	30.84	7.31	117
Granted	5,177	3.62
Exercised/Cancelled/Forfeited/Expired	(1,781)	44.25
Outstanding, October 3, 2009	11,106	16.00	8.11	26,008
Granted	1,414	10.06
Exercised/Cancelled/Forfeited/Expired	(1,442)	22.51
Outstanding, October 2, 2010	11,078	14.39	7.44	35,417
Vested and expected to vest, October 2, 2010	9,951	15.27	7.30	29,902
Exercisable, October 2, 2010	5,878	21.16	6.40	10,194

The weighted-average grant date fair value per share of stock options granted was $6.61, $2.41, and $5.40 during 2010, 2009, and 2008, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company's closing stock price on the dates indicated.

As of October 2, 2010, there was $21.9 million of total unrecognized compensation expense related to stock options. This amount is expected to be recognized over a weighted average period of 3.61 years.

Restricted Stock Units

The Company issues restricted stock units to executive officers, directors and certain management employees. These units vest over periods ranging from one to four years and are automatically exchanged for shares of common stock at the vesting date. Compensation expense associated with these units is recognized ratably over the vesting period.

The weighted-average grant date per share fair value of restricted stock units granted was $9.80, $1.80 and $9.78 in 2010, 2009 and 2008, respectively. As of October 2, 2010, unrecognized compensation expense related to restricted stock units was approximately $6.8 million. This expense is expected to be recognized over a weighted-average period of 25 months.

A summary of nonvested restricted share units is as follows:

	Number of Shares	Weighted Grant-Date Fair Value Per Share ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Nonvested restricted stock units at September 29, 2007	1,009	22.26	1.84	12,837
Granted	87	9.78
Vested/Cancelled	(292)	14.02
Nonvested restricted stock units at September 27, 2008	804	21.18	1.15	7,915
Granted	261	1.80
Vested/Cancelled	(328)	17.07
Nonvested restricted stock units at October 3, 2009	737	16.17	0.41	6,494
Granted	996	9.80
Vested/Cancelled	(795)	15.66
Nonvested restricted stock units at October 2, 2010	938	9.78	2.12	10,200
Nonvested restricted stock units expected to vest at October 2, 2010	740	9.78	2.12	8,041

Note 13. Stockholders' Equity

In 2009, the Company's stockholders approved the 2009 Incentive Plan (“2009 Plan”) and the reservation of 7.5 million shares of common stock for issuance thereunder, which was subsequently increased to 10.2 million shares in 2010. The 2009 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares. The per share exercise price for shares to be issued pursuant to exercise of an option must be no less than 100% of the fair market value per share on the date of grant.

Upon approval of the 2009 Plan, all of the Company's other stock plans were terminated as to future grants. Although these plans have been terminated, they will continue to govern all awards granted under them until the expiration of the awards.

As of October 2, 2010, an aggregate of 15.8 million shares were authorized for future issuance under the Company's stock option and restricted stock plans and a total of 3.7 million shares of common stock were available for grant under these plans. Awards under the 2009 plan that expire or are cancelled without delivery of shares generally become available for issuance under the plan.

Stock option activity under the Company's option plans during 2010, 2009 and 2008 is disclosed in Note 12 Stock-Based Compensation.

The following table summarizes information regarding stock options outstanding at October 2, 2010:

Options Outstanding				Options Vested and Exercisable
Range of Weighted Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
	(In thousands)			(In thousands)
$1.50-$2.94	1,681	8.30	2.42	535	2.37
$2.95-$4.45	2,747	8.91	4.45	725	4.44
$4.46-$8.92	1,609	8.63	8.70	405	8.50
$8.93-$20.64	1,339	7.56	12.92	694	12.50
$20.65-$21.12	1,828	6.65	21.12	1,816	21.12
$21.13-$61.62	1,712	4.34	33.49	1,542	34.70
$61.63-$288.93	162	2.39	98.55	161	98.55
$1.50-$288.93	11,078	7.44	14.39	5,878	21.16

Stock Repurchases.   In 2009, the Company repurchased 10.1 million shares of its common stock, representing approximately 11% of the Company's then outstanding shares, for a total of $29.2 million, including commissions. The Company does not currently have an authorization from its Board of Directors to repurchase shares.

Accumulated Other Comprehensive Income. Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	October 2, 2010	October 3, 2009
	(In thousands)
Foreign currency translation adjustments	$104,844	$93,848
Unrealized holding losses on derivative financial instruments	(38,962)	(33,589)
Unrecognized net actuarial loss and unrecognized transition cost	(11,665)	(7,909)
Total	$54,217	$52,350

Note 14. Other Income (Expense), Net

Other income (expense), net was $41.5 million, $(6.0) million, and $3.6 million in 2010, 2009 and 2008, respectively. The following table summarizes the major components of other income (expense), net (in thousands):

	As of
	October 2, 2010	October 3, 2009	September 27, 2008
Foreign exchange gains (losses)	$(2,490)	$(8,498)	$3,487
Interest rate swap gains	—	5,694	—
Gain (loss) from investments	3,680	695	(508)
Impairment of long-term investments	—	(4,531)	—
Litigation settlement	35,556	—	—
Other, net	4,792	670	574
Total	$41,538	$(5,970)	$3,553

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

Note 15. Employee Benefit Plans

The Company has various defined contribution retirement plans that cover the majority of its employees. These retirement plans permit participants to elect to have contributions made to the retirement plans in the form of salary deferrals. Under these retirement plans, the Company may match a portion of employee contributions. Amounts contributed by the Company were zero for 2010, $2.8 million for 2009, and $8.9 million for 2008.

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its board of directors. These plans allow eligible participants to defer payment of all or part of their compensation. Deferrals under these plans were $1.2 million and $1.9 million for 2010 and 2009, respectively. As of October 2, 2010 and October 3, 2009, $10.8 million and $9.6 million, respectively, associated with these plans were recorded in other long-term liabilities in the consolidated balance sheets.

Prior to its merger with Sanmina Corporation in December 2001, SCI Systems had defined benefit pension plans covering substantially all employees in the United States and Brockville, Ontario, Canada. These plans generally provided pension benefits that are based on compensation levels and years of service. Annual contributions to the plans were made according to the established laws and regulations of the applicable countries and were funded annually at amounts that approximated the maximum deductible for income taxes. Upon the merger between Sanmina Corporation and SCI Systems, benefits were calculated and frozen. Employees who had not yet vested will continue to be credited with service until vesting occurs, but no additional benefits will accrue.

The Company also provides defined benefit pension plans in certain other countries. The assumptions used for calculating the obligation for non-U.S. plans depend on the local economic environment and regulations. The measurement date for the Company's pension plans is October 2, 2010.

Changes in benefit obligations for the plans described above were as follows (in thousands):

	As of October 2, 2010		As of October 3, 2009		As of September 27, 2008
Change in Benefit Obligations	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Beginning benefit obligation	$28,089	$26,110	$28,974	$25,767	$33,586	$27,115
Service cost	—	396	—	558	—	698
Interest cost	1,364	1,213	1,598	1,482	1,829	1,584
Actuarial (gain) loss	2,128	6,598	4,448	1,011	(148)	(4,573)
Benefits paid	(4,279)	(773)	(6,931)	(2,369)	(6,293)	(1,438)
Settlement / Curtailment	—	(1,252)	—	349	—	202
Other*	—	(2,946)	—	(688)	—	2,179
Ending benefit obligation	$27,302	$29,346	$28,089	$26,110	$28,974	$25,767
____________________
*    Primarily related to fluctuations in exchange rates between foreign currencies and the US dollar.

Weighted-average actuarial assumptions used to determine benefit obligations were as follows:

	U.S. Pensions		Non-U.S. Pensions
	As of		As of
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Discount rate	4.00%	5.25%	4.64%	5.87%
Rate of compensation increases	—%	—%	0.38%	1.60%

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

Changes in plan assets and funded status for the plans described above were as follows (in thousands):

	As of October 2, 2010		As of October 3, 2009		As of September 27, 2008
Change in Plan Assets	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Beginning fair value	$20,164	$17,315	$22,324	$—	$27,442	$—
Actual return	2,661	882	(730)	—	(1,575)	—
Employer contributions	670	11,327	5,501	19,684	2,750	1,438
Benefits paid	(4,279)	(773)	(6,931)	(2,369)	(6,293)	(1,438)
Actuarial (gain) loss	—	(871)	—	—	—	—
Other*	—	(1,109)	—	—	—	—
Ending fair value	$19,216	$26,771	$20,164	$17,315	$22,324	$—
Under Funded Status	$(8,086)	$(2,575)	$(7,925)	$(8,795)	$(6,650)	$(25,767)
____________________
*    Related to fluctuations in exchange rates between foreign currencies and the US dollar.

Weighted-average asset allocations by asset category for the U.S. and non-U.S. plans were as follows:

	U.S.			Non-U.S.
	As of			As of
	Target	October 2, 2010	October 3, 2009	Target	October 2, 2010	October 3, 2009
Equity securities	50%	47%	47%	20%	21.7%	N/A
Debt securities	50%	53%	53%	80%	76.5%	N/A
Cash	—%	—%	—%	—%	1.8%	N/A
Total	100%	100%	100%	100%	100%	N/A

In 2010, the Company adopted ASC Topic 715, Compensation- Retirement Benefits, and is required to disclose information about investment policies and strategies, categories of plan assets, fair value measurement of plan assets and significant concentrations of credit risk. The Company's investment strategy is designed to minimize market risk and ensure that sufficient pension assets are available to pay benefits as they become due. In order to meet these objectives, the Company has established targeted investment allocation percentages for equity and debt securities as noted in the preceding table. As of October 2, 2010, U.S plan assets are invested in common/collective trusts consisting of a State Street U.S Aggregate Bond Index and a State Street S&P 500 Index. Common/collective trusts are valued based on the net asset value (NAV) of the underlying securities in an active market, which is considered a Level 2 input under ASC Topic 820, Fair Value Measurements and Disclosures (refer to Note 5). The beneficial interest of each participant is represented in units which are issued and redeemed daily at the fund's closing NAV. Non-U.S plan assets are invested in publicly-traded mutual funds consisting of medium-term Euro bonds and stocks of companies in the European region. The mutual funds are valued using the NAV that is quoted in an active market and is considered a Level 1 input under ASC Topic 820. The plans are managed consistent with regulations or market practice of the country in which the assets are invested. As of October 2, 2010 there were no significant concentrations of credit risk related to pension plan assets.

The funded status of the plans, reconciled to the amount reported on the consolidated balance sheets, is as follows (in thousands):

	As of October 2, 2010		As of October 3, 2009		As of September 27, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Under Funded Status at Year End	$(8,086)	$(2,575)	$(7,925)	$(8,795)	$(6,650)	$(25,767)
Unrecognized transition obligation	—	106	—	999	—	2,185
Unrecognized net actuarial (gain) loss	10,427	2,647	12,300	(4,982)	8,765	(5,768)
Net amount recognized in Consolidated
Balance Sheet	2,341	178	4,375	(12,778)	2,115	(29,350)
Components of Net Amount Recognized in Consolidated Balance Sheet:
Accrued benefit liability (current)	—	(263)	—	(570)	—	(800)
Liability for benefits (non-current)	(8,086)	(2,312)	(7,925)	(8,225)	(6,650)	(24,967)
Accumulated other comprehensive income	10,427	2,753	12,300	(3,983)	8,765	(3,583)
Net asset (liability) recognized in
Consolidated Balance Sheet	$2,341	$178	$4,375	$(12,778)	$2,115	$(29,350)

Estimated amortization from accumulated other comprehensive income into net periodic benefit cost in 2011 is as follows (in thousands):

	U.S.	Non-U.S.
Amortization of actuarial (gain) loss	$1,000	$75
Amortization of transition obligation	—	24
Total	$1,000	$99

The accumulated benefit obligation for all defined benefit pension plans was $55.2 million and $52.6 million at October 2, 2010 and October 3, 2009, respectively.

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (in thousands):

	As of October 2, 2010		As of October 3, 2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$27,302	$29,346	$28,089	$26,110
Accumulated benefit obligation	$27,302	$27,871	$28,089	$24,549
Fair value of plan assets	$19,216	$26,771	$20,164	$17,315

Components of net periodic benefit costs were as follows (in thousands):

	As of October 2, 2010		As of October 3, 2009		As of September 27, 2008
Change in Benefit Obligations	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$396	$—	$558	$—	$698
Interest cost	1,364	1,213	1,598	1,482	1,829	1,584
Return on plan assets	(1,244)	(882)	(1,839)	—	(2,079)	—
Settlement charge	1,382	(1,041)	2,757	1,302	1,719	90
Amortization of:
Actuarial (gain) or loss	1,201	(190)	724	(243)	496	(131)
Transition obligation	—	24	—	405	—	507
Net periodic benefit cost	2,703	(480)	3,240	3,504	1,965	2,748

Weighted-average assumptions used to determine benefit costs were as follows:

	U.S. Pensions		Non-U.S. Pensions
	As of		As of
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Discount rate	5.25%	6.25%	5.87%	5.40%
Expected return on plan assets	6.75%	8.50%	4.70%	—%
Rate of compensation increases	—%	—%	1.60%	1.40%

The expected long-term rate of return on assets for the U.S. and non-U.S pension plans used in these calculations is assumed to be 6.75% and 4.7%, respectively. Several factors, including historical rates of returns, expectations of future returns for each major asset class in which the plan invests, the weight of each asset class in the target mix, the correlations between asset classes and their expected volatilities are considered in developing the asset return assumptions.

Estimated future benefit payments are as follows:

Pension Benefits
(In thousands)
2011	$6,948
2012	$3,335
2013	$3,560
2014	$3,265
2015	$3,522
Years 2016 through 2019	$15,484

Note 16. Business Segment, Geographic and Customer Information

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. The Company operates in one reportable segment, Electronics Manufacturing Services.

Information by geographic segment, determined based on the country in which a product is manufactured, was as follows:

	Year Ended
	October 2, 2010	October 3, 2009	September 27, 2008
	(In thousands)
Net sales
Domestic	$1,324,856	$1,198,102	$1,936,777
Mexico	1,259,230	1,104,371	1,508,470
China	1,805,395	1,137,020	1,241,302
Singapore	*	521,284	745,041
Other international	1,929,210	1,216,704	1,770,813
Total	$6,318,691	$5,177,481	$7,202,403
Operating income (loss)
Domestic	$(66,500)	$(110,297)	$(458,915)
International	271,299	105,641	74,755
Total	$204,799	$(4,656)	$(384,160)
Depreciation and amortization:
Domestic	$26,337	$26,117	$35,179
International	63,236	63,811	61,641
Total	$89,573	$89,928	$96,820
Capital expenditures:
Domestic	$20,379	$10,376	$26,820
International	61,037	55,555	94,658
Total	$81,416	$65,931	$121,478

	As of
	October 2, 2010	October 3, 2009
	(In thousands)
Long-lived assets (including assets held for sale):
Domestic	$189,839	$193,023
Mexico	110,954	113,597
China	90,910	81,466
Other international	231,602	224,313
Total	$623,305	$612,399

* Included in "Other international" since amount is less than 10% of the Company's total net sales in this period.

Except for those countries noted above, no other foreign country's sales exceeded 10% of the Company's total net sales for 2010, 2009 or 2008 and no other foreign country's assets represented more than 10% of consolidated long-lived assets as of October 2, 2010 or October 3, 2009.

 A small number of customers generate a significant portion of the Company's net sales. Sales to the Company's ten largest customers represented 49.9%, 48.0% and 48.2% of total net sales for 2010, 2009 and 2008, respectively. For 2010, one customer represented approximately 11% of net sales. For 2009 and 2008, no customer represented 10% or more of net sales.

Note 17. Discontinued Operations

The Company sold its PC Business in 2008 in two separate transactions as a result of the Company's decision to exit the PC Business. In connection with these transactions, the Company received aggregate proceeds of $89.1 million in 2008 and recorded a loss of $6.9 million, net of a write-off of goodwill associated with the PC segment. Additionally, the Company received a contingent payment of $1.7 million in 2010 based on certain sales generated during the first 12 months following the closing date of the transaction.

Financial results of the PC Business reported as discontinued operations were as follows:

Year Ended
September 27, 2008
(In thousands)
Revenue	$1,802,452

Income before taxes	$32,418
Provision for income taxes	7,431
Net income	$24,987

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)    Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 2, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework , issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that, as of October 2, 2010, our internal control over financial reporting was effective based on the COSO criteria. The effectiveness of our internal control over financial reporting as of October 2, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 15 of this Annual Report on Form 10-K.

(b)    Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 (c)    Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, within the Company have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 2, 2010, our disclosure controls and procedures were (1) designed to provide reasonable assurance of achieving their objectives and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(d)           Internal Controls with Respect to Stock Options

Pursuant to the Stipulation of Settlement dated February 26, 2009 approved in connection with the settlement of our derivative litigation, we agreed to include in our annual report on internal control over financial reporting management's assessment of the adequacy of our internal controls with respect to stock grants at least until September 30, 2011. Management's assessment of the effectiveness of internal control over financial reporting contained in subsection (a) above includes our assessment of the effectiveness of our internal controls with respect to stock options.

Item 9B.   Other Information

Not applicable.

PART III

The information called for by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding our executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	(1)	The following financial statements are filed under Item 8 hereof as part of this report:

(2)
The following financial statement schedule of Sanmina-SCI Corporation is filed as part of this report on Form 10-K immediately after the signature pages hereto and should be read in conjunction with our Financial Statements included in this Item 15:

Schedule II-Valuation and Qualifying Accounts
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

4.3(9)	Second Supplemental Indenture, dated as of September 30, 2005, among Sanmina-SCI USA, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.4(10)
Intercreditor Agreement, dated as of December 23, 2002, by and among, as second lien collateral trustees, LaSalle Business Credit, Inc., as collateral agent, State Street Bank and Trust Company of California, N.A. and each New First Lien Claimholder Representative which may become a party from time to time, and the Registrant.

4.5(11)	Indenture, dated as of February 24, 2005, among the Registrant, the guarantors party thereto and U.S. Bank National Association, as trustee.
4.6(12)	First Supplemental Indenture, dated as of September 30, 2005, among Sanmina-SCI USA, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.7(13)	Second Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.
4.8(14)	Indenture, dated as of February 15, 2006, among the Registrant, certain subsidiaries of the Registrant as guarantors thereunder and U.S. Bank National Association, as trustee.
4.9(15)	First Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.
4.10(16)	Indenture, dated as of June 12, 2007, among Registrant, the guarantors party thereto, and Wells Fargo Bank, National Association as trustee, relating to the Senior Floating Rate Notes due 2014.
10.1(17)	Amended 1990 Incentive Stock Plan.
10.2(18)(19)	1999 Stock Plan.
10.3(20)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.4(21)	1995 Director Option Plan.
10.5(22)	1996 Supplemental Stock Plan.
10.6(23)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated July 1, 1998.
10.7(24)	SCI Systems, Inc. 1994 Stock Option Incentive Plan.
10.8(25)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.9(26)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10.10(27)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.11(28)(19)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.12(29)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.13(30)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).

Exhibit Number	Description

10.14(31)(19)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.15(32)	2003 Employee Stock Purchase Plan.
10.16(33)	Randy Furr separation agreement.
10.17(34)(19)	Employment Agreement dated as of March 2, 2007 by and between the Registrant and Michael Tyler.
10.18(35)
Asset Purchase and Sale Agreement dated February 17, 2008 by and among the Registrant, Sanmina-SCI USA Inc., SCI Technology, Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Sanmina-SCI Hungary Electronics Manufacturing Limited Liability Company, Sanmina-SCI Australia PTY LTD and Foxteq Holdings, Inc.

10.19(36)
Amendment to Asset Purchase Agreement dated February 17, 2008 by and among the Registrant, Sanmina-SCI USA Inc., SCI Technology, Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Sanmina-SCI Hungary Electronics Manufacturing Limited Liability Company, Sanmina-SCI Australia PTY LTD and Foxteq Holdings, Inc., dated July 7, 2008.

10.20(37)
Asset Purchase Agreement dated April 25, 2008 by and among Sanmina-SCI USA Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Lenovo (Singapore) Pte.Ltd. and Lenovo Centro Tecnologico, SdeRL de C.V.

10.21(38)(19)	Revised form of Officer and Director Indemnification Agreement.
10.22(39)
Loan, Guaranty and Security Agreement, dated as of November 19, 2008, among the Registrant and certain of, as Designated Canadian Guarantors, the financial institutions party thereto from time to time as its subsidiaries as borrowers, Sanmina-SCI Systems (Canada) Inc. and SCI Brockville Corp.s lenders and Bank of America, N.A., as agent for such lenders.

10.23(40)(19)	2009 Incentive Plan, as amended.
10.24(41)	Credit and Security Agreement dated as of November 24, 2008 by and among Sanmina SPV LLC, the lenders named therein and Deutsche Bank AG, New York Branch, as administrative agent and collateral agent.
10.25(42)(19)	Deferred Compensation Plan for Outside Directors amended and restated effective January 1, 2009.
10.26(42)(19)	Deferred Compensation Plan effective January 1, 2009.
10.27(43)(19)	Description of Calendar 2010 Non-employee Director Compensation Arrangements.
10.28(44)(19)	Form of Stock Option Agreement for use under the 2009 Incentive Plan.
10.29(45)(19)	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan.
10.30(46)(19)	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan.
10.31(47)(19)	Employment offer letter dated September 4, 2009 between the Registrant and Bob Eulau.
10.32(48)(19)	Amendment to Employment Agreement by and between the Registrant and Michael Tyler dated November 15, 2007.
10.33(49)(19)	Form of Change of Control Severance Benefit Agreement.
10.34(50)
Amendment No. 1 dated as of April 6, 2010 to Loan, Guaranty and Security Agreement dated as of November 19, 2008 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A. as agent for such lenders.

10.35(51)
Incremental Loan Agreement Joinder dated as of April 6, 2010 among the parties to the Loan and Security Agreement dated November 19, 2008 and Goldman Sachs Lending Partners LLC and Morgan Stanley Senior Funding, Inc., as assuming lenders under the Loan and Security Agreement.

10.36(52)(19)	Amendment to Employment Agreement by and between the Registrant and Michael R. Tyler dated April 6, 2010.
14.1(53)	Code of Business Conduct and Ethics of the Registrant.
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of KPMG LLP, independent registered public accounting firm (filed herewith).
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

32.1(54)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit Number	Description

32.2(54)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.
(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form 8-A, filed with the SEC on May 25, 2001.
(8)	Incorporated by reference to Exhibit 4.2.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(9)	Incorporated by reference to Exhibit 4.7.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(10)	Incorporated by reference to Exhibit 4.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed with the SEC on February 11, 2003.
(11)	Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on February 24, 2005.
(12)	Incorporated by reference to Exhibit 4.13.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(13)	Incorporated by reference to Exhibit 4.13.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on January 3, 2007.
(14)	Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on February 17, 2006.
(15)	Incorporated by reference to Exhibit 4.14.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on January 3, 2007.
(16)	Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on June 13, 2007.
(17)	Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K, SEC File No. 000-21272, filed with the SEC on December 29, 1994.
(18)	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on May 25, 1999.
(19)	Compensatory plan in which an executive officer or director participates.
(20)	Incorporated by reference to Exhibit 10.29.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(21)	Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.
(23)	Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed with the SEC on June 23, 2000.
(24)	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(25)	Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(26)	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(27)	Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.
(28)	Incorporated by reference to Exhibit 10.75 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(29)	Incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(30)	Incorporated by reference to Exhibit 10.50.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(31)	Incorporated by reference to Exhibit 10.74 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(32)	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on April 23, 2003.
(33)	Incorporated by reference to Exhibit 10.58 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(34)	Incorporated by reference to Exhibit 10.62 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed with the SEC on November 28, 2007.
(35)	Incorporated by reference to Exhibit 10.64 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008.
(36)	Incorporated by reference to Exhibit 10.71 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(37)	Incorporated by reference to Exhibit 10.67 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008
(38)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(39)	Incorporated by reference to Exhibit 10.36 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed with the SEC on November 24, 2008.
(40)	Incorporated by reference to Exhibit 10.37 of the Registrant's Registration Statement on Form S-8, filed with the SEC on March 12, 2010.
(41)	Incorporated by reference to Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, filed with the SEC on February 2, 2009.
(42)	Incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(43)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterl Report on Form 10-Q for the fiscal quarter ended January 2, 2010.
(44)	Incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(45)	Incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(46)	Incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(47)	Incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 2009.
(48)	Incorporated by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 2009.
(49)	Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010.
(50)	Incorporated by reference to Exhibit 10.49 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.
(51)	Incorporated by reference to Exhibit 10.50 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.
(52)	Incorporated by reference to Exhibit 10.51 of Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2010.
(53)	Incorporated by reference to Exhibit 14.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed with the SEC on August 4, 2008

(54)
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
Date: November 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JURE SOLA	Chief Executive Officer and Director (Principal Executive Officer)	November 24, 2010
Jure Sola

/s/ ROBERT K. EULAU	Chief Financial Officer (Principal Financial Officer)	November 24, 2010
Robert K. Eulau

/s/ TODD SCHULL	Senior Vice President and Corporate Controller (Principal Accounting Officer)	November 24, 2010
Todd Schull

/s/ NEIL BONKE	Director	November 24, 2010
Neil Bonke

/s/ ALAIN COUDER	Director	November 24, 2010
Alain Couder

/s/ JOHN P. GOLDSBERRY	Director	November 24, 2010
John P. Goldsberry

/s/ JOSEPH LICATA	Director	November 24, 2010
Joseph Licata

/s/ JEAN MANAS	Director	November 24, 2010
Jean Manas

/s/ MARIO M. ROSATI	Director	November 24, 2010
Mario M. Rosati

/s/ A. EUGENE SAPP, JR.	Director	November 24, 2010
A. Eugene Sapp, Jr.

/s/ WAYNE SHORTRIDGE	Director	November 24, 2010
Wayne Shortridge

/s/ JACKIE M. WARD	Director	November 24, 2010
Jackie M. Ward

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II-VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SANMINA-SCI CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged (Credited) to Operations	Charges Utilized	Balance at End of Period
	(In thousands)
Allowances for Doubtful Accounts, Product Returns and Other Net Sales adjustments
Fiscal year ended September 27, 2008	$16,729	$(1,073)	$(722)	$14,934
Fiscal year ended October 3, 2009	$14,934	$(1,133)	$(379)	$13,422
Fiscal year ended October 2, 2010	$13,422	$3,571	$(241)	$16,752

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.4(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.5(5)	Amended and Restated Bylaws of the Registrant adopted by the Board of Directors on December 1, 2008.
3.6(6)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, as amended, dated July 27, 2009.
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

4.3(9)	Second Supplemental Indenture, dated as of September 30, 2005, among Sanmina-SCI USA, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.4(10)
Intercreditor Agreement, dated as of December 23, 2002, by and among, as second lien collateral trustees, LaSalle Business Credit, Inc., as collateral agent, State Street Bank and Trust Company of California, N.A. and each New First Lien Claimholder Representative which may become a party from time to time, and the Registrant.

4.5(11)	Indenture, dated as of February 24, 2005, among the Registrant, the guarantors party thereto and U.S. Bank National Association, as trustee.
4.6(12)	First Supplemental Indenture, dated as of September 30, 2005, among Sanmina-SCI USA, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.7(13)	Second Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.
4.8(14)	Indenture, dated as of February 15, 2006, among the Registrant, certain subsidiaries of the Registrant as guarantors thereunder and U.S. Bank National Association, as trustee.
4.9(15)	First Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.
4.10(16)	Indenture, dated as of June 12, 2007, among Registrant, the guarantors party thereto, and Wells Fargo Bank, National Association as trustee, relating to the Senior Floating Rate Notes due 2014.
10.1(17)	Amended 1990 Incentive Stock Plan.
10.2(18)(19)	1999 Stock Plan.
10.3(20)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.4(21)	1995 Director Option Plan.
10.5(22)	1996 Supplemental Stock Plan.
10.6(23)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated July 1, 1998.
10.7(24)	SCI Systems, Inc. 1994 Stock Option Incentive Plan.
10.8(25)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.9(26)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10.10(27)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.11(28)(19)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.12(29)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.13(30)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).

Exhibit Number	Description

10.14(31)(19)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.15(32)	2003 Employee Stock Purchase Plan.
10.16(33)	Randy Furr separation agreement.
10.17(34)(19)	Employment Agreement dated as of March 2, 2007 by and between the Registrant and Michael Tyler.
10.18(35)
Asset Purchase and Sale Agreement dated February 17, 2008 by and among the Registrant, Sanmina-SCI USA Inc., SCI Technology, Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Sanmina-SCI Hungary Electronics Manufacturing Limited Liability Company, Sanmina-SCI Australia PTY LTD and Foxteq Holdings, Inc.

10.19(36)
Amendment to Asset Purchase Agreement dated February 17, 2008 by and among the Registrant, Sanmina-SCI USA Inc., SCI Technology, Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Sanmina-SCI Hungary Electronics Manufacturing Limited Liability Company, Sanmina-SCI Australia PTY LTD and Foxteq Holdings, Inc., dated July 7, 2008.

10.20(37)
Asset Purchase Agreement dated April 25, 2008 by and among Sanmina-SCI USA Inc., Sanmina-SCI Systems de Mexico S.A. de C.V., Sanmina-SCI Systems Services de Mexico S.A. de C.V., Lenovo (Singapore) Pte.Ltd. and Lenovo Centro Tecnologico, SdeRL de C.V.

10.21(38)(19)	Revised form of Officer and Director Indemnification Agreement.
10.22(39)
Loan, Guaranty and Security Agreement, dated as of November 19, 2008, among the Registrant and certain of, as Designated Canadian Guarantors, the financial institutions party thereto from time to time a its subsidiaries as borrowers, Sanmina-SCI Systems (Canada) Inc. and SCI Brockville Corp.s lenders and Bank of America, N.A., as agent for such lenders.

10.23(40)(19)	2009 Incentive Plan, as amended.
10.24(41)	Credit and Security Agreement dated as of November 24, 2008 by and among Sanmina SPV LLC, the lenders named therein and Deutsche Bank AG, New York Branch, as administrative agent and collateral agent.
10.25(42)(19)	Deferred Compensation Plan for Outside Directors amended and restated effective January 1, 2009.
10.26(42)(19)	Deferred Compensation Plan effective January 1, 2009.
10.27(43)(19)	Description of Calendar 2010 Non-employee Director Compensation Arrangements.
10.28(44)(19)	Form of Stock Option Agreement for use under the 2009 Incentive Plan.
10.29(45)(19)	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan.
10.30(46)(19)	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan.
10.31(47)(19)	Employment offer letter dated September 4, 2009 between the Registrant and Bob Eulau.
10.32(48)(19)	Amendment to Employment Agreement by and between the Registrant and Michael Tyler dated November 15, 2007.
10.33(49)(19)	Form of Change of Control Severance Benefit Agreement.
10.34(50)
Amendment No. 1 dated as of April 6, 2010 to Loan, Guaranty and Security Agreement dated as of November 19, 2008 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A. as agent for such lenders.

10.35(51)
Incremental Loan Agreement Joinder dated as of April 6, 2010 among the parties to the Loan and Security Agreement dated November 19, 2008 and Goldman Sachs Lending Partners LLC and Morgan Stanley Senior Funding, Inc., as assuming lenders under the Loan and Security Agreement.

10.36(52)(19)	Amendment to Employment Agreement by and between the Registrant and Michael R. Tyler dated April 6, 2010.
14.1(53)	Code of Business Conduct and Ethics of the Registrant.
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of KPMG LLP, independent registered public accounting firm (filed herewith).
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

32.1(54)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit Number	Description

32.2(54)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.
(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form 8-A, filed with the SEC on May 25, 2001.
(8)	Incorporated by reference to Exhibit 4.2.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(9)	Incorporated by reference to Exhibit 4.7.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(10)	Incorporated by reference to Exhibit 4.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed with the SEC on February 11, 2003.
(11)	Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on February 24, 2005.
(12)	Incorporated by reference to Exhibit 4.13.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(13)	Incorporated by reference to Exhibit 4.13.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on January 3, 2007.
(14)	Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on February 17, 2006.
(15)	Incorporated by reference to Exhibit 4.14.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on January 3, 2007.
(16)	Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on June 13, 2007.
(17)	Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K, SEC File No. 000-21272, filed with the SEC on December 29, 1994.
(18)	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on May 25, 1999.
(19)	Compensatory plan in which an executive officer or director participates.
(20)	Incorporated by reference to Exhibit 10.29.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(21)	Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.
(23)	Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed with the SEC on June 23, 2000.
(24)	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(25)	Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(26)	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(27)	Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.
(28)	Incorporated by reference to Exhibit 10.75 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(29)	Incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(30)	Incorporated by reference to Exhibit 10.50.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(31)	Incorporated by reference to Exhibit 10.74 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(32)	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on April 23, 2003.
(33)	Incorporated by reference to Exhibit 10.58 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(34)	Incorporated by reference to Exhibit 10.62 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed with the SEC on November 28, 2007.
(35)	Incorporated by reference to Exhibit 10.64 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008.
(36)	Incorporated by reference to Exhibit 10.71 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(37)	Incorporated by reference to Exhibit 10.67 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008
(38)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(39)	Incorporated by reference to Exhibit 10.36 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed with the SEC on November 24, 2008.
(40)	Incorporated by reference to Exhibit 10.37 of the Registrant's Registration Statement on Form S-8, filed with the SEC on March 12, 2010.
(41)	Incorporated by reference to Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, filed with the SEC on February 2, 2009.
(42)	Incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(43)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterl Report on Form 10-Q for the fiscal quarter ended January 2, 2010.
(44)	Incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(45)	Incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(46)	Incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(47)	Incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 2009.
(48)	Incorporated by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 2009.
(49)	Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010.
(50)	Incorporated by reference to Exhibit 10.49 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.
(51)	Incorporated by reference to Exhibit 10.50 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.
(52)	Incorporated by reference to Exhibit 10.51 of Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2010.
(53)	Incorporated by reference to Exhibit 14.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed with the SEC on August 4, 2008

(54)
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