Form 10-Q
period 2011-01-01
SANMINA-SCI CORP
filed 2011-02-08
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2011
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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No [x]

As of January 31, 2011, there were 80,162,606 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	January 1, 2011	October 2, 2010
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$548,519	$592,812
Accounts receivable, net of allowances of $16,514 and $16,752, respectively	1,002,839	1,018,612
Inventories	832,710	844,347
Prepaid expenses and other current assets	136,694	134,238
Total current assets	2,520,762	2,590,009
Property, plant and equipment, net	573,932	570,258
Other	138,414	141,529
Total assets	$3,233,108	$3,301,796
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$839,253	$923,038
Accrued liabilities	148,228	140,371
Accrued payroll and related benefits	108,798	122,934
Short-term debt	53,400	65,000
Total current liabilities	1,149,679	1,251,343
Long-term liabilities:
Long-term debt	1,240,329	1,240,666
Other	143,098	148,186
Total long-term liabilities	1,383,427	1,388,852
Commitments and contingencies (Note 5)
Stockholders' equity	700,002	661,601
Total liabilities and stockholders' equity	$3,233,108	$3,301,796

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	January 1, 2011	January 2, 2010
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,662,451	$1,478,302
Cost of sales	1,534,404	1,368,615
Gross profit	128,047	109,687

Operating expenses:
Selling, general and administrative	58,471	62,415
Research and development	4,166	3,098
Amortization of intangible assets	958	1,178
Restructuring and integration costs	5,039	3,338
Asset impairment	85	—
Gain on sales of long-lived assets	(1,627)	—
Total operating expenses	67,092	70,029

Operating income	60,955	39,658

Interest income	572	381
Interest expense	(26,661)	(26,777)
Other income, net	1,217	39,655
Interest and other, net	(24,872)	13,259

Income before income taxes	36,083	52,917
Provision for (benefit from) income taxes	7,724	(6,465)
Net income	$28,359	$59,382

Net income per share:
Basic	$0.36	$0.76
Diluted	$0.34	$0.74

Weighted average shares used in computing per share amounts:
Basic	79,846	78,615
Diluted	82,825	80,575

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 1, 2011	January 2, 2010
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$28,359	$59,382
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	25,131	21,352
Stock-based compensation expense	3,687	4,652
Provision (benefit) for doubtful accounts, product returns and other net sales adjustments	(195)	1,948
Deferred income taxes	(66)	—
Gain on disposals of property, plant and equipment	(1,627)	—
Other, net	415	(3,150)
Changes in operating assets and liabilities:
Accounts receivable	15,533	(84,689)
Inventories	11,438	(16,554)
Prepaid expenses and other assets	(5,259)	(2,837)
Accounts payable	(78,480)	45,614
Accrued liabilities and other long-term liabilities	(1,195)	(12,689)
Cash provided by (used in) operating activities	(2,259)	13,029

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(33,219)	(13,173)
Proceeds from sales of property, plant and equipment	5,161	328
Cash paid in connection with previous business combinations	(8,509)	(1,696)
Cash used in investing activities	(36,567)	(14,541)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Decrease in restricted cash	2,927	3,500
Net repayments of short-term credit facilities	(11,600)	—
Repayments and repurchases of long-term debt	—	(175,700)
Net proceeds from stock issuances	715	—
Cash used in financing activities	(7,958)	(172,200)
Effect of exchange rate changes	2,491	2,056
Decrease in cash and cash equivalents	(44,293)	(171,656)
Cash and cash equivalents at beginning of period	592,812	899,151
Cash and cash equivalents at end of period	$548,519	$727,495

Cash paid during the period for:
Interest	$5,853	$5,448
Income taxes, net of refunds	$1,069	$5,091

See accompanying notes.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Sanmina-SCI Corporation (the "Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all normal recurring and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 2, 2010, included in the Company's 2010 Annual Report on Form 10-K.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Results of operations for the three months ended January 1, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company operates on a 52 or 53-week year ending on the Saturday nearest September 30. Fiscal 2011 will be a 52-week year, consistent with fiscal 2010. All references to years relate to fiscal years unless otherwise noted.

Note 2. Inventories

Components of inventories were as follows:

	As of
	January 1, 2011	October 2, 2010
	(In thousands)
Raw materials	$597,647	$599,773
Work-in-process	118,644	126,270
Finished goods	116,419	118,304
Total	$832,710	$844,347

Note 3. Fair Value

Fair Value Option for Long-term Debt

The Company has elected not to record its long-term debt instruments at fair value, but has measured them at fair value for disclosure purposes. The estimated fair values of the Company's long-term debt instruments, based on quoted market prices were as follows:

	Carrying Amount	Fair Value
		January 1, 2011	October 2, 2010
	(In thousands)
6.75% Senior Subordinated Notes due 2013 (“6.75% Notes”)	$380,000	$381,805	$383,800
$300 Million Senior Floating Rate Notes due 2014 (“2014 Notes”)	$257,410	$243,252	$241,965
8.125% Senior Subordinated Notes due 2016	$600,000	$609,000	$619,500

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities are as follows:

•	Money market funds

•	Time deposits

•	Foreign currency forward contracts

•	Interest rate swaps

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability.

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

The following table presents information as of January 1, 2011 with respect to assets and liabilities measured at fair value on a recurring basis:

		Presentation in the Condensed Consolidated Balance Sheet
	Fair Value Measurements Using Level 1, Level 2 or Level 3	Cash and cash equivalents	Prepaid expenses and other current assets	Accrued liabilities (1)	Other long-term liabilities (1)
		(In thousands)
Money Market Funds	Level 1	$1,153	$—	$—	$—
Time Deposits	Level 1	54,932	—	—	—
Derivatives designated as hedging instruments under FAS 133: Foreign Currency Forward Contracts and Interest Rate Swaps	Level 2	—	3	(31)	(35,015)
Derivatives not designated as hedging instruments under FAS 133: Foreign Currency Forward Contracts	Level 2	—	3,257	(1,050)	—
Total measured at fair value		$56,085	$3,260	$(1,081)	$(35,015)

(1) Liabilities, or credit balances, are presented as negative amounts.

The following table presents information as of October 2, 2010 with respect to assets and liabilities measured at fair value on a recurring basis:

		Presentation in the Condensed Consolidated Balance Sheet
	Fair Value Measurements Using Level 1, Level 2 or Level 3	Cash and cash equivalents	Prepaid expenses and other current assets	Accrued liabilities (1)	Other long-term liabilities (1)
		(In thousands)
Money Market Funds	Level 1	$791	$—	$—	$—
Time Deposits	Level 1	99,110	—	—	—
Derivatives designated as hedging instruments under FAS 133: Foreign Currency Forward Contracts and Interest Rate Swaps	Level 2	—	10	(42)	(40,296)
Derivatives not designated as hedging instruments under FAS 133: Foreign Currency Forward Contracts	Level 2	—	8,282	(10,475)	—
Total measured at fair value		$99,901	$8,292	$(10,517)	$(40,296)

(1) Liabilities, or credit balances, are presented as negative amounts.

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its Board of Directors that allow eligible employees to defer payment of part of their compensation and non-employee members of the Board of Directors to defer payment of part or all of their compensation. The Company's results of operations are not significantly affected by these plans since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the above table. Assets and liabilities associated with these plans of approximately $11.0 million as of January 1, 2011 and October 2, 2010 are recorded as other non-current assets and other long-term liabilities in the condensed consolidated balance sheet.

The Company values derivatives using the observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled to transact. The Company seeks high quality counterparties for all its financing arrangements. For interest rate swaps, Level 2 inputs include futures contracts on LIBOR for the first three years, swap rates beyond three years at commonly quoted intervals, and credit default swap rates for the Company and relevant counterparties. For currency contracts, Level 2 inputs include foreign currency spot and forward rates, interest rates and credit default swap rates at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements. ASC Topic 820 requires the fair value measurement of an asset or liability to reflect the nonperformance risk of the entity and the counterparty. Therefore, the counterparty's creditworthiness when in an asset position and the Company's creditworthiness when in a liability position have been considered in the fair value measurement of derivative instruments. The effect of nonperformance risk on the fair value of derivative instruments was not material as of January 1, 2011 or October 2, 2010.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

The Company's assets held-for-sale consist of land and buildings and are measured at fair value on a nonrecurring basis since these assets are subject to fair value adjustments only when the carrying amount of such assets exceeds the fair value of such assets or such assets have been previously impaired and the fair value exceeds the carrying amount by less than the amount of the impairment that has been recognized. Level 2 inputs consist of independent third party valuations based on market comparables. The carrying value of the Company's assets held-for-sale was $49.7 million as of January 1, 2011 and is included in prepaid expenses and other current assets in the condensed consolidated balance sheet.

Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign exchange rate risk.

Interest rate swaps are entered into on occasion to manage interest rate risk associated with the Company's borrowings. The Company has $257.4 million of floating rate notes outstanding as of January 1, 2011 and has entered into interest rate swap agreements with two independent swap counterparties to hedge its interest rate exposure. The swap agreements, with an aggregate notional amount of $257 million and expiration dates in 2014, effectively convert the variable interest rate obligation to a fixed interest rate obligation and are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Under the terms of the swap agreements, the Company pays the independent swap counterparties a fixed rate of 5.594% and, in exchange, the swap counterparties pay the Company an interest rate equal to the three-month LIBOR. These swap agreements effectively fix the interest rate at 8.344% through maturity in 2014.

Forward contracts on various foreign currencies are used to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in foreign currencies.

The Company's primary foreign currency cash flows are in certain Asian and European countries, Brazil and Mexico. The Company utilizes foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from forecasted sales denominated in currencies different from those for cost of sales and other expenses. These contracts are typically two months in duration and are designated as cash flow hedges under ASC Topic 815.

The Company also enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts typically have maturities of up to two months and are not designated as accounting hedges under ASC Topic 815. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income, net, in the condensed consolidated statements of income. For the three months ended January 1, 2011, the Company recorded a gain of $2.9 million associated with these forward contracts, which substantially offset losses on the underlying hedged items. For the three months ended January 2, 2010, the Company recorded a gain of $2.1 million associated with these forward contracts.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of January 1, 2011			As of October 2, 2010
Foreign Currency Forward Contracts		Notional Amount (USD in thousands)			Notional Amount (USD in thousands)
	Number of Contracts	Designated	Non-designated	Number of Contracts	Designated	Non-designated

Buy MYR (Malaysian Ringgit)	5	$8,620	$10,155	5	$7,752	$8,151
Buy HUF (Hungarian Forint)	6	5,136	3,335	6	5,126	2,941
Buy THB (Thailand Baht)	3	3,614	5,337	3	3,417	4,804
Buy SGD (Singapore Dollar)	6	12,731	77,311	4	12,387	78,659
Buy MXN (Mexican Peso)	8	22,530	22,186	7	22,176	22,809
Buy ILS (Israel New Shekel)	5	6,566	11,080	5	6,653	13,152
Buy INR (Indian Rupee)	1	—	8,487	1	—	12,908
Buy CAD (Canadian Dollar)	7	9,603	6,865	3	—	6,944
Buy HKD (Hong Kong Dollar)	1	—	4,915	1	—	3,532
Buy JPY (Japanese Yen)	2	—	8,128	2	—	11,756
Buy SEK (Sweden Krona)	1	—	42,061	1	—	43,656
Buy CNY (Chinese Renminbi)	—	—	—	2	8,709	—
Buy EUR (Euro)	2	1,182	—	—	—	—
Sell EUR (Euro)	8	20,618	80,697	6	14,150	49,129
Sell CNY (Chinese Renminbi)	1	—	30,207	1	—	17,009
Sell HUF (Hungarian Forint)	1	—	984	1	—	1,253
Sell BRL (Brazilian Real)	1	—	9,696	1	—	7,918
Sell GBP (Great British Pound)	1	—	310	2	—	4,422
Sell CAD (Canadian Dollar)	—	—	—	1	—	1,645
Sell AUD (Australian Dollar)	1	—	398	—	—	—
Total notional amount		$90,600	$322,152		$80,370	$290,688

 For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivative instruments representing hedge ineffectiveness are recognized in current earnings and were not material for any period presented herein. As of January 1, 2011, AOCI related to foreign currency forward contracts was not material and AOCI related to interest rate swaps was a loss of $33.7 million, of which $19.9 million is expected to be amortized to interest expense over the next 12 months.

The following table presents the effect of cash flow hedging relationships on the Company's condensed consolidated statement of income for the three months ended January 1, 2011:

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In thousands)		(In thousands)
Interest rate swaps	$1,785	Interest expense	$(3,415)
Foreign currency forward contracts	225	Cost of Sales	223
Total	$2,010		$(3,192)

The following table presents the effect of cash flow hedging relationships on the Company's condensed consolidated statement of income for the three months ended January 2, 2010:

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In thousands)		(In thousands)
Interest rate swaps	$537	Interest expense	$(3,127)
Foreign currency forward contracts	(499)	Cost of sales	(396)
Total	$38		$(3,523)

Note 4. Long-term Debt

Long-term debt consisted of the following:

	As of
	January 1, 2011	October 2, 2010
	(In thousands)
6.75% Senior Subordinated Notes due 2013 (“6.75% Notes”)	$380,000	$380,000
$300 Million Senior Floating Rate Notes due 2014 (“2014 Notes”)	257,410	257,410
8.125% Senior Subordinated Notes due 2016	600,000	600,000
Unamortized Interest Rate Swaps	2,919	3,256
Total long-term debt	$1,240,329	$1,240,666

The Company is currently subject to covenants that, among other things, place certain limitations on the Company's ability to incur additional debt, make investments, pay dividends, and sell assets. The Company was in compliance with these covenants as of January 1, 2011. Additionally, as of January 1, 2011, the Company had $25.0 million in letters of credit outstanding under its loan agreements against an available amount of $50.0 million.

Note 5. Commitments and Contingencies

Litigation and other contingencies. From time to time, the Company is a party to litigation, claims and other contingencies, including environmental matters, employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of January 1, 2011 and October 2, 2010, the Company had reserves of $20.3 million and $22.3 million, respectively, for these matters. Such reserves are included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet.

During the three months ended January 2, 2010, the Company received $35.6 million of cash in connection with a litigation settlement. This amount was recognized in earnings and is included in other income, net on the condensed consolidated statement of income.

Warranty Reserve.  The following table presents information with respect to warranty reserves, which are included in accrued liabilities in the condensed consolidated balance sheets:

	As of
	January 1, 2011	January 2, 2010
	(In thousands)
Beginning balance — end of prior year	$17,752	$15,716
Additions to accrual	974	4,366
Utilization of accrual	(2,624)	(2,771)
Ending balance — current quarter	$16,102	$17,311

Operating Leases. The Company leases certain of its facilities and equipment under non-cancelable operating leases expiring at various dates through 2040. The Company is responsible for utilities, maintenance, insurance and property taxes under these leases. Future minimum lease payments, net of sublease income, under operating leases are as follows:

(In thousands)
Remainder of 2011	$22,753
2012	21,714
2013	16,166
2014	8,869
2015	6,470
Thereafter	37,312
Total	$113,284

Note 6. Income Tax

Various factors affect the provision for income tax expense, including the geographic composition of expected pre-tax income (loss), expected total annual pre-tax income (loss), implementation of tax planning strategies and possible outcomes of audits and other uncertain tax positions. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

The provision for income taxes was an expense of $7.7 million for the three months ended January 1, 2011, compared to a benefit of $6.5 million for the three months ended January 2, 2010. Although income before taxes was lower in the first quarter of 2011 than it was in the first quarter of 2010, income tax expense was higher as a result of a favorable resolution of an uncertain tax position in the first quarter of 2010 that resulted in a tax benefit of $12.3 million in that period.

As of January 1, 2011, the Company had a long-term liability of $51.6 million, including interest, for net unrecognized tax benefits. This amount, if recognized, would result in a reduction of the Company's effective tax rate. During the three months ended January 1, 2011, the Company's liability increased $1.6 million for interest, foreign translation and changes in prior year positions and decreased $1.8 million primarily due to a favorable conclusion with a foreign tax authority. The Company's policy is to classify interest and penalties on unrecognized tax benefits as income tax expense. It is possible that net unrecognized tax benefits as of January 1, 2011 could significantly increase or decrease within the next 12 months based on final determinations by taxing authorities and resolution of any disputes by the Company; however, such changes cannot be reasonably estimated.

In general, the Company is no longer subject to United States federal or state income tax examinations for years before 2003, and to foreign examinations for years prior to 2002 in its major foreign jurisdictions.

Note 7. Restructuring

Costs associated with restructuring activities are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, or ASC Topic 712, Compensation - Nonretirement Postemployment Benefits, as applicable. Pursuant to ASC Topic 712, restructuring costs related to employee severance are recorded when probable and estimable. For restructuring costs other than employee severance accounted under ASC Topic 712, a liability is recognized in accordance with ASC Topic 420 only when incurred. Costs associated with restructuring activities related to business combinations are accounted for in accordance with ASC Topic 805, Business Combination.

2010 Restructuring Plan

The Company initiated a new restructuring plan in 2010 as a result of a business combination. Pursuant to this plan, the Company expects to incur costs up to $15 million to consolidate certain facilities and eliminate redundant employees, of which $7.2 million has been incurred to date. The amount of costs ultimately incurred will depend on the Company's ability to recover ongoing lease costs for vacant facilities by subleasing such facilities to third parties. The Company anticipates implementing all actions under this plan by March 2011. However, the Company expects to incur restructuring costs beyond March 2011 associated with leased facilities until such time as those facilities can be subleased to third parties.

Below is a summary of restructuring costs associated with this plan:

	Employee Termination Severance and Related Benefits	Leases and Facility Shutdown and Consolidation Costs	Total
	(In thousands)
Balance at October 2, 2010	$1,962	$464	$2,426
Charges to operations	590	1,609	2,199
Charges utilized	(1,122)	(49)	(1,171)
Balance at January 1, 2011	$1,430	$2,024	$3,454

In connection with actions taken to date under this plan, the Company has recorded restructuring charges of $5.0 million for severance and related benefits for approximately 675 terminated employees, which represents substantially all employees expected to be terminated under this plan. For the three months ended January 1, 2011, the Company recorded restructuring charges for employee termination costs for 25 terminated employees and initiated the closure of one facility.

In addition to restructuring charges, the Company recorded integration costs of $0.6 million in connection with this business combination during the three months ended January 1, 2011. The Company did not incur any such costs during the three months ended January 2, 2010.

Restructuring Plans — 2009 and prior years

Due to substantial completion of all actions under restructuring plans initiated prior to 2010 and the immateriality of the remaining accrual balance related to such plans, all such plans have been combined for disclosure purposes. Remaining actions under these plans relate primarily to leases and facility shutdowns.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were implemented in or prior to 2009:

	Employee Termination Severance and Related Benefits	Leases and Facility Shutdown and Consolidation Costs	Total
	(In thousands)
Balance at October 2, 2010	$3,468	$638	$4,106
Charges to operations	380	1,889	2,269
Charges utilized	(1,474)	(2,005)	(3,479)
Balance at January 1, 2011	$2,374	$522	$2,896

Costs incurred with respect to facilities consist primarily of costs to maintain vacant facilities that are owned until such facilities can be sold and the portion of lease payments that have not been recovered due to the absence of sublease income for leased properties.

All Restructuring Plans - All Years

In connection with all of the Company's restructuring plans, restructuring costs of $6.4 million were accrued as of January 1, 2011. The Company expects to pay the majority of these costs by the end of 2011.

Note 8. Earnings Per Share

Basic and diluted amounts per share are calculated by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended
	January 1, 2011	January 2, 2010
	(In thousands, except per share data)
Numerator:
Net income	$28,359	$59,382

Denominator:
Weighted average number of shares
—basic	79,846	78,615
—diluted	82,825	80,575

Net income per share:
—basic	$0.36	$0.76
—diluted	$0.34	$0.74

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect:

	Three Months Ended
	January 1, 2011	January 2, 2010
	(In thousands)
Dilutive securities:
Employee stock options	6,271	6,529
Restricted stock awards and units	52	324
Total anti-dilutive shares	6,323	6,853

Securities are anti-dilutive either because (1) the exercise price is higher than the Company's stock price or (2) the application of the treasury stock method resulted in an anti-dilutive effect.

Note 9. Comprehensive Income

Other comprehensive income, net of tax as applicable, was as follows:

	Three Months Ended
	January 1, 2011	January 2, 2010
	(In thousands)
Net income	$28,359	$59,382
Other comprehensive income:
Foreign currency translation adjustments	400	(1,467)
Unrealized holding gains on derivative financial instruments	5,202	3,561
Changes in minimum pension liability	38	(74)
Comprehensive income	$33,999	$61,402

The net unrealized gain on derivative financial instruments is primarily attributable to changes in the fair market value of the Company's liability under its interest rate swaps. The fair market value of the interest rate swaps changes primarily as a result of movements in the LIBOR yield curve.

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	January 1, 2011	October 2, 2010
	(In thousands)
Foreign currency translation adjustments	$105,244	$104,844
Unrealized holding losses on derivative financial instruments	(33,760)	(38,962)
Unrecognized net actuarial loss and unrecognized transition cost related to pension plans	(11,627)	(11,665)
Total	$59,857	$54,217

Note 10. Business Segment, Geographic and Customer Information

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. The Company operates in one reportable segment, Electronic Manufacturing Services.

Information by geographic segment, determined based on the country in which a product is manufactured, was as follows:

	Three Months Ended
	January 1, 2011	January 2, 2010
	(In thousands)
Net sales
Domestic	$287,909	$303,189
Mexico	344,953	306,611
China	467,362	418,562
Other international	562,227	449,940
Total	$1,662,451	$1,478,302

Operating income (loss)
Domestic	$(180)	$(12,186)
International	61,135	51,844
Total	$60,955	$39,658

Except for those countries noted above, no other foreign country's sales exceeded 10% of the Company's total net sales for the periods presented. Additionally, two customers each represented more than 10% of the Company's net sales for the three months ended January 1, 2011, and one customer represented more than 10% of the Company's net sales during the three months ended January 2, 2010.

Note 11. Stock-Based Compensation

Stock compensation expense by function and type of instrument was as follows:

	Three Months Ended
	January 1, 2011	January 2, 2010
	(In thousands)
Cost of sales	$1,039	$2,066
Selling, general and administrative	2,606	2,487
Research and development	42	99
Total	$3,687	$4,652

	Three Months Ended
	January 1, 2011	January 2, 2010
	(In thousands)
Stock options	$2,750	$3,127
Restricted stock awards	—	14
Restricted stock units	937	1,511
Total	$3,687	$4,652

As of January 1, 2011, an aggregate of 15.1 million shares were authorized for future issuance and 1.9 million shares of common stock were available for grant under the Company's stock plans, which include stock options and restricted stock awards and units. In January 2011, the Company's shareholders approved the reservation of an additional 2.0 million shares of common stock for issuance under the Company's stock plans.

Stock Options

Assumptions used to estimate the fair value of stock options granted were as follows:

	Three Months Ended
	January 1, 2011	January 2, 2010
Volatility	81.9%	81.1%
Risk-free interest rate	1.3%	2.3%
Dividend yield	—%	—%
Expected life of options	5.0 years	5.0 years

Stock option activity in was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding, October 2, 2010	11,078	14.39	7.44	35,417
Granted	788	11.23
Exercised/Cancelled/Forfeited/Expired	(388)	19.17
Outstanding, January 1, 2011	11,478	14.01	7.38	35,587
Vested and expected to vest, January 1, 2011	10,479	14.67	7.25	31,064
Exercisable, January 1, 2011	6,814	18.69	6.44	14,472

The weighted-average grant date fair value of stock options granted during the three months ended January 1, 2011 and January 2, 2010 was $7.33 and $5.81, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company's closing stock price on the date indicated.

As of January 1, 2011, unrecognized compensation expense related to stock options was $24.4 million, and is expected to be recognized over a weighted average period of 3.8 years.

Restricted Stock Units

The Company issues restricted stock units to executive officers, directors and certain management employees. These units vest over periods ranging from one to four years and are automatically exchanged for shares of common stock at the vesting date. Compensation expense associated with these units is recognized ratably over the vesting period.

As of January 1, 2011, unrecognized compensation expense related to restricted stock units was $12.2 million, and is expected to be recognized over a weighted average period of 2.2 years.

Activity with respect to the Company's non-vested restricted stock units was as follows:

	Number of Shares	Weighted- Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Non-vested restricted stock units at October 2, 2010	938	9.78	2.12	10,200
Granted	784	11.23
Vested/Cancelled	(38)	13.30
Non-vested restricted stock units at January 1, 2011	1,684	10.41	2.13	18,744
Non-vested restricted stock units expected to vest at January 1, 2011	1,347	10.41	2.14	14,995

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

Our strategy is to leverage our comprehensive service offering, vertically integrated manufacturing services, advanced technologies and global capabilities to further penetrate diverse end markets that we believe offer significant growth opportunities and have complex products that require higher value-added services. We believe this strategy differentiates us from our competitors and will drive more sustainable revenue growth and provide opportunities for us to ultimately achieve operating margins that exceed industry standards.

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and are continuing to differentiate ourselves from our competitors, competition remains intense. Additionally, growing and leveraging our components manufacturing services to drive vertical integration and improve our operating margins continues to be challenging due to excess capacity and operational inefficiencies. We continue to address these challenges on both a short-term and long-term basis.

Our revenue increased on a quarterly basis throughout 2010 and revenue for the first quarter of 2011, although down 1.5% from the fourth quarter of 2010, increased 12.5% from the first quarter of 2010. These increases were primarily attributable to improved global economic conditions and new program wins. Additionally, the first quarter of 2011 was our fifth consecutive profitable quarter, resulting primarily from increased business volume and the realization of benefits from our previous restructuring actions. Our quarterly results of operations tend to fluctuate and may not be indicative of results to be expected for any future periods.

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented 49.2% and 50.6% of our net sales for the three months ended January 1, 2011 and January 2, 2010, respectively. Additionally, two customers each represented more than 10% of our net sales for the three months ended January 1, 2011 and one customer represented more than 10.0% of our net sales for the three months ended January 2, 2010.

We perform a significant portion of our manufacturing in international locations. Sales derived from products manufactured in international operations during the three months ended January 1, 2011 and January 2, 2010 were 82.7% and 79.5%, respectively, of our total net sales. This stems from a desire on the part of many of our customers to source production in lower cost locations such as Asia and Latin America. We expect this trend to continue.

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

For a complete description of our critical accounting policies and estimates, refer to our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 24, 2010.

Results of Operations

Key operating results

	Three Months Ended
	January 1, 2011	January 2, 2010
	(In thousands)
Net sales	$1,662,451	$1,478,302
Gross profit	$128,047	$109,687
Operating income	$60,955	$39,658
Net income	$28,359	$59,382

Net income for the first quarter of 2011 includes restructuring and integration costs of $5.0 million. Net income for the first quarter of 2010 includes restructuring and integration costs of $3.3 million, other income of $35.6 million resulting from a legal settlement and a tax benefit of $12.3 million due to favorable resolution of an uncertain tax position.

Net Sales

Net sales increased from $1.5 billion in the first quarter of 2010 to $1.7 billion in the first quarter of 2011, an increase of 12.5%. Sales by end market were as follows:

	Three Months Ended		Change
	January 1, 2011	January 2, 2010	Increase/(Decrease)
	(In thousands)
Communications	$797,940	$497,836	$300,104	60.3%
Industrial, defense and medical	$408,700	$395,426	$13,274	3.4%
Enterprise computing and storage	$223,790	$309,259	$(85,469)	(27.6)%
Multimedia	$232,021	$275,780	$(43,759)	(15.9)%
Total	1,662,451	1,478,301	184,150	12.5%

The increase in our communications end market is primarily attributable to increased demand from existing customers, both for established programs and new program wins for new technologies introduced by our customers. The increase in our industrial, defense and medical end market is primarily attributable to increased demand from existing semiconductor equipment and other industrial equipment customers, partially offset by decreased demand from defense and aerospace customers. Sales to customers in our enterprise computing and storage end market decreased as a result of old customer programs that are being phased out, the effect of which was not completely offset by new programs. Sales to customers in our multimedia market decreased primarily as a result of reduced demand from one program, partially offset by increased demand from numerous other customers.

Gross Margin

Gross margin increased from 7.4% in the first quarter of 2010 to 7.7% in the first quarter of 2011. The increase was primarily due to profit contribution from increased business volumes and improved performance in components manufacturing services.

We expect gross margins to fluctuate based on overall production and shipment volumes and changes in the mix of products demanded by our major customers. Fluctuations in our gross margins may also be caused by a number of other factors, some of which are outside of our control, including (a) greater competition in the EMS industry and pricing pressures from OEMs due to greater focus on cost reduction; (b) provisions for excess and obsolete inventory that we are not able to charge back to a customer or sales of inventories previously written down; (c) changes in operational efficiencies; (d) pricing pressure on electronic components resulting from economic conditions in the electronics industry; and (e) our ability to transition manufacturing and assembly operations to lower cost regions in an efficient manner.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses decreased from $62.4 million, or 4.2% of net sales, in the first quarter of 2010 to $58.5 million, or 3.5% of net sales, in the first quarter of 2011. The decrease of $3.9 million was substantially due to a change in estimate related to accrued incentive compensation for 2010, the actual amount of which was not finalized until December 2010.

Research and Development

Research and development expenses increased from $3.1 million, or 0.2% of net sales, in the first quarter of 2010 to $4.2 million, or 0.3% of net sales, in the first quarter of 2011. The increase of $1.1 million was primarily attributable to new projects in multiple business areas.

Restructuring

Costs associated with restructuring activities are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, or ASC Topic 712, Compensation - Nonretirement Postemployment Benefits, as applicable. Pursuant to ASC Topic 712, restructuring costs related to employee severance are recorded when probable and estimable. For restructuring costs other than employee severance accounted for under ASC Topic 712, a liability is recognized in accordance with ASC Topic 420 only when incurred. Costs associated with restructuring activities related to business combinations are accounted for in accordance with ASC Topic 805, Business Combination.

2010 Restructuring Plan

We initiated a new restructuring plan in 2010 as a result of a business combination. Pursuant to this plan, we expect to incur costs up to $15 million to consolidate certain facilities and eliminate redundant employees, of which $7.2 million has been incurred to date. The amount of costs ultimately incurred will depend on the Company's ability to recover ongoing lease costs for vacant facilities by subleasing such facilities to third parties. We anticipate implementing all actions under this plan by March 2011. However, we expect to incur restructuring costs beyond March 2011 associated with leased facilities until such time as those facilities can be subleased to third parties.

Below is a summary of restructuring costs associated with this plan:

	Employee Termination Severance and Related Benefits	Leases and Facility Shutdown and Consolidation Costs	Total
	(in thousands)
Balance at October 2, 2010	$1,962	$464	$2,426
Charges to operations	590	1,609	2,199
Charges utilized	(1,122)	(49)	(1,171)
Balance at January 1, 2011	$1,430	$2,024	$3,454

In connection with actions taken to date under this plan, we have recorded restructuring charges of $5.0 million for severance and related benefits for approximately 675 terminated employees, which represents substantially all employees to be terminated under this plan. For the three months ended January 1, 2011, we recorded restructuring charges for employee termination costs for 25 terminated employees and initiated the closure of one facility.

In addition to restructuring charges, we recorded integration costs of $0.6 million in connection with this business combination during the three months ended January 1, 2011. We did not incur any such costs during the three months ended January 2, 2010.

Restructuring Plans — 2009 and Prior

Due to substantial completion of all actions under restructuring plans initiated prior to 2010 and the immateriality of the remaining accrual balance related to such plans, all such plans have been combined for disclosure purposes. Remaining actions under these plans relate primarily to leases and facility shutdowns.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were implemented in or prior to 2009:

	Employee Termination Severance and Related Benefits	Leases and Facility Shutdown and Consolidation Costs	Total
	(In thousands)
Balance at October 2, 2010	$3,468	$638	$4,106
Charges to operations	380	1,889	2,269
Charges utilized	(1,474)	(2,005)	(3,479)
Balance at January 1, 2011	$2,374	$522	$2,896

Costs incurred with respect to facilities consist primarily of costs to maintain vacant facilities that are owned until such facilities can be sold and the portion of lease payments that have not been recovered due to the absence of sublease income for leased properties. We have substantially completed our actions under these prior year restructuring plans.

All Restructuring Plans - All Years

In connection with all of our restructuring plans, restructuring costs of $6.4 million were accrued as of January 1, 2011. We expect to pay the majority of these costs by the end of 2011.

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

Gain on Sales of Long-lived Assets

For the three months ended January 1, 2011, we recorded a gain on sales of long-lived assets of $1.6 million, which was primarily related to the sale of a certain property held-for-sale. For the three months ended January 2, 2010, we did not sell any such long-lived assets.

Other Income, net

Other income, net was $1.2 million and $39.7 million for the three months ended January 1, 2011 and January 2, 2010, respectively. The decrease is primarily attributable to a $35.6 million gain from a litigation settlement in the first quarter of 2010.

Provision for Income Taxes

We estimate our annual effective tax rate at the end of each quarterly period. Our estimate takes into account the geographic mix of our expected pre-tax income (loss), expected total annual pre-tax income (loss), implementation of tax planning strategies and possible outcomes of audits and other uncertain tax positions. To the extent there are fluctuations in any of these variables during a period, our provision for income taxes may vary. Our provision for income taxes was an expense of $7.7 million for the three months ended January 1, 2011, compared to a benefit of $6.5 million for the three months ended January 2, 2010. Although income before taxes was lower in the first quarter of 2011 than it was in the first quarter of 2010, our income tax expense was higher as a result of a favorable resolution of an uncertain tax position in the first quarter of 2010 that resulted in a tax benefit of $12.3 million in that period.

Liquidity and Capital Resources

	Three Months Ended
	January 1, 2011	January 2, 2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$(2,259)	$13,029
Investing activities	(36,567)	(14,541)
Financing activities	(7,958)	(172,200)
Effect of exchange rate changes on cash and cash equivalents	2,491	2,056
Decrease in cash and cash equivalents	$(44,293)	$(171,656)

Key working capital metrics

	Three Months Ended
	January 1, 2011	October 2, 2010
Days sales outstanding (1)	55	52
Inventory turns (2)	7.3	7.3
Accounts payable days (3)	52	55
Cash cycle days (4)	52	47

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

Cash and cash equivalents were $548.5 million at January 1, 2011 and $592.8 million at October 2, 2010. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities and other factors. Our working capital was $1.4 billion as of January 1, 2011 and $1.3 billion as of October 2, 2010.

Net cash provided by (used in) operating activities was $(2.3) million and $13.0 million for the three months ended January 1, 2011 and January 2, 2010, respectively. Cash flows from operating activities consist of: 1) net inflows of $55.7 million from net income adjusted to exclude non-cash items such as depreciation and amortization, stock-based compensation expense, etc., and 2) net outflows of $58.0 million from changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, and accrued liabilities and other long-term liabilities.

During the three months ended January 1, 2011, we utilized $58.0 million of cash due to an increase in net operating assets. Our net operating assets increased primarily as a result of a $78.5 million decrease in accounts payable, which was driven primarily by receipt of a high percentage of our materials requirements early in the quarter. This was caused, in part, by delivery of certain components that had previously been supply constrained. As a result of receiving materials early in the quarter, payments to our suppliers were due prior to the end of our quarter. Because of this, our accounts payable days (a measure of how quickly we pay our suppliers) as of the end of the quarter decreased to 52 days, from 55 days at the end of the previous quarter. Partially mitigating the utilization of cash for accounts payable were decreases in accounts receivable and inventories of $15.5 million and $11.4 million, respectively. Although accounts receivable decreased in absolute dollars, our days sales outstanding ("DSO") (a measure of how quickly we collect our accounts receivable) increased to 55 days at January 1, 2011 from 52 days at October 2, 2010, primarily as a result of our customer mix. Our DSO tends to fluctuate based on customer mix, renegotiation of payment terms with customers and other factors. In absolute dollars, inventory decreased $11.6 million while inventory turns remained unchanged at 7.3 turns during the three months ended January 1, 2011 when compared to the three months ended October 2, 2010. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our revenue and inventory purchases throughout a given quarter. These fluctuations can significantly affect our cash flows from operating activities.

Net cash used in investing activities was $36.6 million and $14.5 million for the three months ended January 1, 2011 and January 2, 2010, respectively. During the first quarter of 2011, we used $33.2 million of cash for capital expenditures, received proceeds of $5.2 million primarily from sale of a building, and used $8.5 million in connection with a previous business combination. During the first quarter of 2010, we used $13.2 million of cash for capital expenditures and $1.7 million in connection with business combinations.

Net cash used in financing activities was $8.0 million and $172.2 million for the three months ended January 1, 2011 and January 2, 2010, respectively. During the first quarter of 2011, we repaid $11.6 million of short-term debt and reduced our restricted cash by $2.9 million. During the first quarter of 2010, we redeemed $175.7 million of long-term debt and reduced our restricted cash by $3.5 million.

Other Liquidity Matters.

As of January 1, 2011, we have a liability of $51.6 million for uncertain tax positions. Our estimate of our liability for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties), that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability.

In connection with our previous acquisition of BreconRidge Corporation, we paid $8.5 million of purchase consideration in the first quarter of 2011 and expect to pay $9.1 million of purchase consideration between now and November 29, 2011. Additionally, contingent consideration of $3.4 million may become payable based on the outcome of future events.

We have entered into, and continue to enter into, various transactions that periodically require collateral. These obligations have historically arisen from customs, import/export, VAT, utility services, debt financing, foreign exchange contracts and interest rate swaps. We have collateralized, and may from time to time collateralize, such obligations as a result of counterparty requirements or for economic reasons. As of January 1, 2011, we had collateral of $27.1 million in the form of cash against certain of our collateralized obligations. Cash used for collateral reduces our cash available for other purposes.

Our debt agreements currently contain a number of restrictive covenants, including prohibitions on incurring additional debt, making investments and other restricted payments, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. We were in compliance with these covenants as of January 1, 2011. Our debt agreements do not contain any financial maintenance covenants that are currently applicable to us. We may be required to seek waivers or amendments to certain covenants for our debt instruments if we are unable to comply with the requirements of the covenants in the future. We may not be able to obtain such waivers or amendments on terms acceptable to us or at all, and, in such case, these covenants could materially adversely impact our ability to conduct our business or carry out our restructuring plans.

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

As of January 1, 2011, we had short-term borrowings of $53.4 million outstanding. These borrowings require repayment within the next 12 months. We may, however, consider extending or replacing these credit facilities.

Our liquidity needs are largely dependent on changes in our working capital, including inventory requirements, the extension of trade credit by our suppliers, and the degree of alignment of payment terms from our suppliers to payment terms granted to our customers, investments in facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of our outstanding debt. Our primary sources of liquidity include 1) cash of $548.5 million; 2) our $235 million credit facility, of which we were eligible to borrow $185.0 million as of January 1, 2011 based on the levels of eligible accounts receivable and inventories at that date; 3) short-term borrowing facilities of $85 million, of which $31.6 million was available as of January 1, 2011; and 4) cash generated from operations.

We believe our existing cash resources and other sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements through at least the next 12 months. Should our working capital requirements increase significantly over the next 12 months or we experience increases in delinquent or uncollectible accounts receivable, our cash provided by operations would be adversely impacted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. As of January 1, 2011, we had no short-term investments.

As of January 1, 2011, we had $1.2 billion of long-term debt, of which $980.0 million bears interest at a fixed rate and $257.4 million of variable rate debt has been converted to fixed rate through the use of interest rate swaps. Accordingly, we are not exposed to changes in interest rates on our long-term debt. We also had $53.4 million of variable-rate short-term borrowings outstanding as of January 1, 2011. Due to the insignificance of the amount, the effect of an immediate 10% change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts typically have maturities of two months and are not designated as part of a hedging relationship in accordance with ASC Topic 815. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income, net, in the condensed consolidated statements of income. As of January 1, 2011, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $322.2 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from forecasted sales denominated in currencies different from those for cost of sales and other expenses. These contracts are typically two months in duration and are accounted for as cash flow hedges under ASC Topic 815. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and is recognized in the condensed consolidated statement of income when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $90.6 million as of January 1, 2011. The net impact of an immediate 10% change in exchange rates would not be material to our condensed consolidated financial statements, provided we accurately forecast our foreign currency exposure. If such forecasts are materially inaccurate, we could incur significant gains or losses.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, within the Company have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 1, 2011, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Non-U.S. Proceedings

In November 2006 and December 2007, a non-U.S. governmental entity made certain claims for penalties against us asserting that we did not comply with bookkeeping rules in accordance with applicable tax regulations. We have provided documents that we believe demonstrate our compliance with these tax regulations. We have appealed the penalties in administrative court, and have not paid the penalties pending review by the court. The administrative court has not indicated when it will issue a decision. We believe we have a meritorious position in this matter and are contesting this claim vigorously, although there can be no assurance that this matter will not have a material adverse effect on our results of operations in the future.

See also Note 5 of Notes to Condensed Consolidated Financial Statements.

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

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. We have experienced, and may experience in the future, delays in component deliveries, which in turn could cause delays in product shipments to customers, result in reduced revenue from and have an adverse effect on our relationship with the affected customer, and our reputation generally as a reliable service provider. In addition, component shortages, whether anticipated or not, can increase our cost of goods sold and therefore decrease our gross margin since we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. Additionally, we may purchase components in advance of our requirements for those components as a result of a threatened or anticipated shortage. In this event, we may incur additional inventory carrying costs, for which we may not be compensated, and have a heightened risk of exposure to inventory obsolescence, the cost of which may not be recoverable from our customers. Such costs would reduce our margins and net income. Finally, if key components become scarce, we may be required to look to second tier vendors or to procure components through brokers. Such components may be of lesser quality than those otherwise available and could cause us to incur costs to qualify such components or to replace them if they prove to be defective. In some cases, suppliers seek to obtain credit insurance for our or our subsidiaries' payment obligations as a condition to continuing to do business with us. Should such insurance not be available or if we are not otherwise able to guarantee our subsidiaries' payment obligations, our ability to continue to procure components and deliver manufactured products to our customers could be adverse impacted.

Adverse market conditions in the electronics industry could reduce our future sales and earnings per share.

We cannot accurately predict future levels of demand for our customers' electronics products. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows. During the past two years, adverse worldwide economic conditions led to challenging conditions in the electronics industry. A number of factors, including lower asset values, price instability, geopolitical issues, the availability and cost of credit, high unemployment and concerns about the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations slowed global economic growth and resulted in recessions in many countries, including in the U.S., Europe and certain countries in Asia. The conditions resulted in our customers delaying purchases of the products we manufacture for them and our customers placing purchase orders for lower volumes of products than previously experienced or anticipated.

While these conditions have abated somewhat during the past year, a downturn in the economic outlook could result in our customers or potential customers reducing or delaying orders, the insolvency of key suppliers, which could result in production delays, shorter payment terms from suppliers due to reduced availability of credit default insurance in the market, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, increase our need for cash, and decrease our net revenue and profitability.

Many of the industries to which we provide products have previously experienced significant financial difficulty, with some of the participants filing for bankruptcy. Such significant financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand of these financially distressed customers, the potential inability of these companies to make full payment on amounts owed to us, or both. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy law. We do not carry insurance against the risk of customer default on their payment obligations to us.

We may be unable to obtain sufficient financing to reduce our debt levels or maintain or expand our operations, which may cause our stock price to fall and reduce the business our customers and vendors do with us.

Our liquidity needs are largely dependent on changes in working capital, including inventory requirements, the extension of trade credit by our suppliers, and the degree of alignment of payment terms from our suppliers to payment terms granted to our customers, investments in facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of our outstanding debt. In connection with the management of our liquidity needs, we entered into a five-year $135 million asset-backed credit facility in November 2008, which we later increased to $235 million. Should we need additional sources of liquidity above and beyond such facilities, we cannot be certain that financing will be available on acceptable terms or at all. In addition, the amounts borrowable under our credit facility depend upon our asset levels and, as such, there is no guarantee that sufficient amounts will be available to borrow therefrom when needed. In this regard, we were eligible to borrow approximately $185.0 million under our credit facility as of January 1, 2011. In the event we need additional capital, there is no guarantee that the debt or equity markets will be receptive to our efforts to raise additional capital. New financing arrangements, if available, could result in us issuing additional equity securities, which could cause dilution to existing stockholders. If additional or continued financing, including the continued extension of trade credit by our suppliers, is not available when required, our ability to repay, reduce or refinance our debt levels, maintain or increase our rates of production and expand our manufacturing capacity, as well as our overall liquidity, will be harmed, which could cause our stock price to fall and reduce our customers' and vendors' willingness to do business with us.

We could experience credit problems with our customers, which would reduce our future revenues and net income.

While we seek to mitigate the impact of collection problems with our customers on our financial results by evaluating their creditworthiness on an ongoing basis and by maintaining an allowance for doubtful accounts that is assessed for adequacy quarterly, recent economic conditions have caused certain of our customers to extend or default on their payments, declare bankruptcy or both. For example, one of our customers, Nortel Networks, filed a petition for reorganization under bankruptcy law. As a result of this filing, in the first quarter of 2009, we reversed revenue and recorded an inventory provision in an aggregate amount of $10 million with respect to this customer. In addition, in the third quarter of 2010, we increased our bad debt reserve significantly due to customer defaults. Should customer defaults increase substantially or exceed the level of our allowance, our revenue, net income and cash position would be reduced, perhaps significantly.

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

•
our ability to maintain desired plant operating efficiencies, including achieving acceptable yields, effectively planning production and managing our inventory and fixed assets to avoid high carrying costs and excess working capital;

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

Our components business, which includes printed circuit boards, mechanical systems, optical components and cabling manufacturing, is a key part of our strategy to grow our future margins and profitability by expanding our vertical integration capabilities. In order to grow this portion of our business profitably, we must continue to make substantial investments in the development of our components capabilities, research and development activities, test and tooling equipment and skilled personnel. Given the relatively higher fixed cost structure of this business, our success is greatly dependent upon obtaining sufficient orders for our components manufacturing services which is difficult to predict. The success of our components business also depends on our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the specifications and quality standards required by customers. In particular, our customers require that all new components used in their products be qualified in advance which can be costly both in terms of time and cost and may not result in the customers' acceptance of our components. Any of these factors could cause components revenue or margins to be less than expected, which would have an overall adverse effect on our revenues and profitability.

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

During 2010, we redeemed $195.7 million of our long-term debt in the open market. Repurchases and redemptions of debt and stock have reduced our working capital. Although redemptions of debt improve our operating results by reducing our interest expense, the redemptions have reduced our liquidity. If we should repurchase or redeem additional debt or equity, our working capital and liquidity would be further reduced.

Adverse changes in the key end markets we target could harm our business by reducing our sales.

We provide EMS services to companies that sell products in the communications networks; industrial, defense and medical; enterprise computing and storage; and multimedia markets. Adverse changes in these markets could reduce demand for our customers' products and make these customers more sensitive to the cost of our EMS services, either of which could reduce our sales, gross margins and net income. Factors affecting any of our customers' industries in general, or our customers in particular, could seriously harm our business. These factors include:

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

Two customers each represented more than 10% of our net sales and sales to our ten largest customers represented 49.2% of our net sales during the first quarter of 2011. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks related to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by such a customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in their business, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could adversely affect our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would reduce our net sales and net income.

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

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 82.7% of our net sales from non-U.S. operations in the first quarter of and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

•	the imposition of government controls;

•	compliance with U.S. and foreign laws concerning trade;

•	difficulties in obtaining or complying with export license requirements;

•	trade restrictions;

•	changes in tariffs;

•	labor unrest, including strikes, and difficulties in staffing;

•	inflexible employee contracts in the event of business downturns;

•	coordinating communications among and managing international operations;

•	fluctuations in currency exchange rates;

•	currency controls;

•	increases in duty and/or income tax rates;

•	adverse rulings in regards to tax audits;

•	excess costs associated with reducing employment or shutting down facilities;

•	misappropriation of intellectual property; and

•	constraints on our ability to maintain or increase prices.

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

We operate in countries that have experienced labor unrest and political instability, including China, India, Thailand and other countries in Southeast Asia. Recently, in China, labor disputes and strikes based partly on wages have slowed or stopped production at certain manufacturers. In some cases, employers have responded by significantly increasing the wages of workers at such plants. In addition, regulatory authorities and others have increased their scrutiny of labor conditions in countries in which we operate. To the extent such developments result in more burdensome labor laws and regulations or require us to increase the wages of employees, our ability to adequately staff our plants and to manufacture and ship products in those jurisdictions could be adversely affected, our margins and net income could be reduced and our reputation as a reliable supplier could be negatively impacted.

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

We are required to comply with all applicable domestic and foreign export control laws, including the International Traffic in Arms Regulations (“ITAR”) and the Export Administration Regulations (“EAR”). Some items manufactured by us are controlled for export by the United States Department of Commerce's Bureau of Industry and Security under the EAR. In addition, we are subject to the Foreign Corrupt Practices Act and international counterparts that bar bribes or unreasonable gifts for foreign governments and officials. Violation of any of these laws or regulations could result in significant sanctions, including large monetary penalties and suspension or debarment from participation in future government contracts, which could reduce our future revenue and net income.

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

Our profitability could be adversely impacted by climate change initiatives.

Concern over climate change has led to state, federal and international legislative and regulatory initiatives aimed at reducing carbon dioxide and other greenhouse gas emissions. While we don't expect existing initiatives to directly impact our business operations, these measures could lead to an increase in the cost of energy used in the manufacture of our products as a result of restrictions placed upon power generators and distributors. We can't currently estimate the impact of any such indirect costs. However, should our operating costs in fact rise as a result of any current, proposed or future greenhouse gas initiatives, and we are not able to pass such costs to our customers, our profitability would be reduced.

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

In addition, these principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to revenue recognition, off-balance sheet transactions, stock-based compensation, restructurings, acquisition accounting, asset disposals and asset retirement obligations, leases, intangible assets, derivative and other financial instruments and in-process research and development charges, have recently been revised or are under review. Changes to those rules or the questioning of how we interpret or implement those rules may have a material adverse effect on our reported financial results or on the way we conduct business. For example, a preliminary timetable by which U.S. companies would adopt International Financial Reporting Standards has been promulgated by the SEC. Although at a very early stage of consideration by regulatory agencies, adoption of such standards could substantially change our reporting practices in a number of areas, including revenue recognition and recording of assets and liabilities.

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

Item 6. Exhibits

Exhibit Number	Description

10.37 (1)	Description of Calendar 2011 Non-Employee Director Compensation Arrangements (filed herewith).

10.38
Amendment No. 2 dated as of December 20, 2010 to Loan, Guaranty and Security Agreement dated as of November 19, 2008 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A. as agent for such lenders (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 (2)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 (2)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

SANMINA-SCI CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	February 8, 2011

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	February 8, 2011

EXHIBIT INDEX

Exhibit Number	Description

10.37 (1)	Description of Calendar 2011 Non-Employee Director Compensation Arrangements (filed herewith).

10.38
Amendment No. 2 dated as of December 20, 2010 to Loan, Guaranty and Security Agreement dated as of November 19, 2008 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A. as agent for such lenders (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 (2)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 (2)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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