Form 10-Q
period 2011-04-02
SANMINA-SCI CORP
filed 2011-04-26
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No [x]

As of April 15, 2011, there were 80,512,930 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	April 2, 2011	October 2, 2010
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$654,745	$592,812
Accounts receivable, net of allowances of $16,410 and $16,752, respectively	965,216	1,018,612
Inventories	820,117	844,347
Prepaid expenses and other current assets	135,938	134,238
Total current assets	2,576,016	2,590,009
Property, plant and equipment, net	561,249	570,258
Other	125,484	141,529
Total assets	$3,262,749	$3,301,796
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$854,364	$923,038
Accrued liabilities	125,260	140,371
Accrued payroll and related benefits	108,418	122,934
Short-term debt	61,900	65,000
Total current liabilities	1,149,942	1,251,343
Long-term liabilities:
Long-term debt	1,239,993	1,240,666
Other	141,618	148,186
Total long-term liabilities	1,381,611	1,388,852
Commitments and contingencies (Note 6)
Stockholders' equity	731,196	661,601
Total liabilities and stockholders' equity	$3,262,749	$3,301,796

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,569,058	$1,527,451	$3,231,509	$3,005,753
Cost of sales	1,452,227	1,409,974	2,986,631	2,778,589
Gross profit	116,831	117,477	244,878	227,164

Operating expenses:
Selling, general and administrative	62,212	63,557	120,683	125,972
Research and development	4,914	3,252	9,080	6,350
Amortization of intangible assets	959	1,059	1,917	2,237
Restructuring and integration costs	4,510	3,871	9,549	7,209
Asset impairment	—	500	85	500
Gain on sales of long-lived assets	(398)	—	(2,025)	—
Total operating expenses	72,197	72,239	139,289	142,268

Operating income	44,634	45,238	105,589	84,896

Interest income	562	597	1,134	978
Interest expense	(26,269)	(26,580)	(52,930)	(53,357)
Other income, net	2,061	120	3,278	39,775
Interest and other, net	(23,646)	(25,863)	(48,518)	(12,604)

Income before income taxes	20,988	19,375	57,071	72,292
Provision for income taxes	7,923	9,284	15,647	2,819
Net income	$13,065	$10,091	$41,424	$69,473

Net income per share:
Basic	$0.16	$0.13	$0.52	$0.88
Diluted	$0.16	$0.12	$0.50	$0.85

Weighted average shares used in computing per share amounts:
Basic	80,242	79,001	80,044	78,808
Diluted	83,940	82,782	83,338	81,773

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 2, 2011	April 3, 2010
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$41,424	$69,473
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	49,997	42,671
Stock-based compensation expense	7,924	10,004
Provision (benefit) for doubtful accounts, product returns and other net sales adjustments	(543)	737
Deferred income taxes	(477)	(173)
Asset impairment	85	500
Gain on disposals of property, plant and equipment	(2,025)	—
Other, net	521	(1,925)
Changes in operating assets and liabilities:
Accounts receivable	55,902	(154,117)
Inventories	25,723	(54,966)
Prepaid expenses and other assets	5,610	7,819
Accounts payable	(65,774)	102,391
Accrued liabilities and other long-term liabilities	(13,828)	(41,584)
Cash provided by (used in) operating activities	104,539	(19,170)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(54,760)	(35,664)
Proceeds from sales of property, plant and equipment	8,347	779
Cash paid in connection with business combinations	(8,509)	(2,293)
Cash used in investing activities	(54,922)	(37,178)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Decrease in restricted cash	14,637	2,784
Net repayments of short-term credit facilities	(3,100)	—
Repayments and repurchases of long-term debt	—	(175,700)
Net proceeds from stock issuances	3,141	2,105
Cash provided by (used in) financing activities	14,678	(170,811)
Effect of exchange rate changes	(2,362)	970
Increase (decrease) in cash and cash equivalents	61,933	(226,189)
Cash and cash equivalents at beginning of period	592,812	899,151
Cash and cash equivalents at end of period	$654,745	$672,962

Cash paid during the period for:
Interest	$48,801	$48,693
Income taxes, net of refunds	$5,343	$21,018

See accompanying notes.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Sanmina-SCI Corporation (“Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all normal recurring and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 2, 2010, included in the Company's 2010 Annual Report on Form 10-K.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Results of operations for the six months ended April 2, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2011 and 2010 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

Note 2. Inventories

Components of inventories were as follows:

	As of
	April 2, 2011	October 2, 2010
	(In thousands)
Raw materials	$596,436	$599,773
Work-in-process	116,184	126,270
Finished goods	107,497	118,304
Total	$820,117	$844,347

Note 3. Fair Value

Fair Value Option for Long-term Debt

The Company has elected not to record its long-term debt instruments at fair value, but has measured them at fair value for disclosure purposes. The estimated fair values of the Company's long-term debt instruments, based on quoted market prices, were as follows:

		Fair Value
	Carrying Amount	April 2, 2011	October 2, 2010
		(In thousands)
6.75% Senior Subordinated Notes due 2013 (“6.75% Notes”)	$380,000	$381,189	$383,800
$300 Million Senior Floating Rate Notes due 2014 (“2014 Notes”)	$257,410	$254,836	$241,965
8.125% Senior Subordinated Notes due 2016	$600,000	$618,000	$619,500

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities are as follows:

•	Money market funds

•	Time deposits

•	Foreign currency forward contracts

•	Interest rate swaps

Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability.

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

The following table presents information as of April 2, 2011 with respect to assets and liabilities measured at fair value on a recurring basis:

		Presentation in the Condensed Consolidated Balance Sheet
	Fair Value Measurements Using Level 1, Level 2 or Level 3	Cash and cash equivalents	Prepaid expenses and other current assets	Accrued liabilities (1)	Other long-term liabilities (1)
		(In thousands)
Money Market Funds	Level 1	$5,449	$—	$—	$—
Time Deposits	Level 1	55,178	—	—	—
Derivatives designated as hedging instruments under SFAS 133: Foreign Currency Forward Contracts and Interest Rate Swaps	Level 2	—	25	(4)	(31,443)
Derivatives not designated as hedging instruments under SFAS 133: Foreign Currency Forward Contracts	Level 2	—	2,622	(3,051)	—
Total measured at fair value		$60,627	$2,647	$(3,055)	$(31,443)

(1) Liabilities, or credit balances, are presented as negative amounts.

The following table presents information as of October 2, 2010 with respect to assets and liabilities measured at fair value on a recurring basis:

		Presentation in the Condensed Consolidated Balance Sheet
	Fair Value Measurements Using Level 1, Level 2 or Level 3	Cash and cash equivalents	Prepaid expenses and other current assets	Accrued liabilities (1)	Other long-term liabilities (1)
		(In thousands)
Money Market Funds	Level 1	$791	$—	$—	$—
Time Deposits	Level 1	99,110	—	—	—
Derivatives designated as hedging instruments under SFAS 133: Foreign Currency Forward Contracts and Interest Rate Swaps	Level 2	—	10	(42)	(40,296)
Derivatives not designated as hedging instruments under SFAS 133: Foreign Currency Forward Contracts	Level 2	—	8,282	(10,475)	—
Total measured at fair value		$99,901	$8,292	$(10,517)	$(40,296)

(1) Liabilities, or credit balances, are presented as negative amounts.

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its Board of Directors that allow participants to defer payment of part or all of their compensation. The Company's results of operations are not significantly affected by these plans since changes in the fair value of the assets approximate changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the above table. Assets and liabilities associated with these plans of approximately $12.0 million as of April 2, 2011 and $10.8 million as of October 2, 2010 are recorded as other non-current assets and other long-term liabilities in the condensed consolidated balance sheet.

The Company values derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled to transact. The Company seeks high quality counterparties for all financing arrangements. For interest rate swaps, Level 2 inputs include LIBOR rates for the first three months, futures contracts on LIBOR beyond three months to the first three years, swap rates beyond three years at commonly quoted intervals, and credit default swap rates for the Company and relevant counterparties. For currency contracts, Level 2 inputs include foreign currency spot and forward rates, interest rates and credit default swap rates at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements. ASC Topic 820 requires the fair value measurement of an asset or liability to reflect the nonperformance risk of the entity and the counterparty. Therefore, the counterparty's creditworthiness when in an asset position and the Company's creditworthiness when in a liability position have been considered in the fair value measurement of derivative instruments. The effect of nonperformance risk on the fair value of derivative instruments was not material as of April 2, 2011 or October 2, 2010.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

The Company's assets held-for-sale consist of land and buildings and are measured at fair value on a nonrecurring basis since these assets are subject to fair value adjustments only when the carrying amount of such assets exceeds the fair value of such assets or such assets have been previously impaired and the fair value exceeds the carrying amount by less than the amount of the impairment that has been recognized. Level 2 inputs consist of independent third party valuations based on market comparables. The carrying value of the Company's assets held-for-sale was $60.2 million as of April 2, 2011 and is included in prepaid expenses and other current assets in the condensed consolidated balance sheet.

Note 4. Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed using derivative instruments are interest rate risk and foreign exchange rate risk.

Interest rate swaps are entered into on occasion to manage interest rate risk associated with the Company's borrowings. The Company has $257.4 million of floating rate notes outstanding as of April 2, 2011 and has entered into interest rate swap agreements with two independent swap counterparties to hedge its interest rate exposure. The swap agreements, with an aggregate notional amount of $257 million and expiration dates in 2014, effectively convert the variable interest rate obligation to a fixed interest rate obligation and are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Under the terms of the swap agreements, the Company pays the independent swap counterparties a fixed rate of 5.594% and, in exchange, the swap counterparties pay the Company an interest rate equal to the three-month LIBOR. These swap agreements effectively fix the interest rate at 8.344% through maturity in 2014.

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

The Company also enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts typically have maturities of up to two months and are not designated as accounting hedges under ASC Topic 815. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income, net, in the condensed consolidated statements of income. For the three and six months ended April 2, 2011, the Company recorded gains of $0.5 million and $3.3 million, respectively, associated with these forward contracts, which substantially offset losses on the underlying hedged items. For the three and six months ended April 3, 2010, the Company recorded gains of $11.3 million and $13.3 million respectively, associated with these forward contracts.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of April 2, 2011			As of October 2, 2010
Foreign Currency Forward Contracts		Notional Amount (USD in thousands)			Notional Amount (USD in thousands)
	Number of Contracts	Designated	Non-designated	Number of Contracts	Designated	Non-designated

Buy MYR (Malaysian Ringgit)	5	$8,919	$14,808	5	$7,752	$8,151
Buy HUF (Hungarian Forint)	7	6,231	4,502	6	5,126	2,941
Buy THB (Thailand Baht)	1	—	3,561	3	3,417	4,804
Buy SGD (Singapore Dollar)	7	14,028	77,912	4	12,387	78,659
Buy MXN (Mexican Peso)	9	24,769	28,631	7	22,176	22,809
Buy ILS (Israel New Shekel)	5	5,469	17,300	5	6,653	13,152
Buy INR (Indian Rupee)	1	—	7,963	1	—	12,908
Buy CAD (Canadian Dollar)	6	10,017	7,308	3	—	6,944
Buy HKD (Hong Kong Dollar)	2	—	4,046	1	—	3,532
Buy JPY (Japanese Yen)	2	—	8,332	2	—	11,756
Buy SEK (Sweden Krona)	1	—	50,360	1	—	43,656
Buy CNY (Chinese Renminbi)	—	—	—	2	8,709	—
Buy EUR (Euro)	2	1,265	—	—	—	—
Sell EUR (Euro)	8	23,910	135,119	6	14,150	49,129
Sell HUF (Hungarian Forint)	—	—	—	1	—	1,253
Sell BRL (Brazilian Real)	1	—	10,824	1	—	7,918
Sell CNY (Chinese Renminbi)	1	—	31,649	1	—	17,009
Sell GBP (Great British Pound)	1	—	1,443	2	—	4,422
Sell CAD (Canadian Dollar)	1	—	4,732	1	—	1,645
Total notional amount		$94,608	$408,490		$80,370	$290,688

 For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivative instruments representing hedge ineffectiveness are recognized in current earnings and were not material for any period presented herein. As of April 2, 2011, AOCI related to foreign currency forward contracts was not material and AOCI related to interest rate swaps was a loss of $30.2 million, of which $12.9 million is expected to be amortized to interest expense over the next 12 months.

The following table presents the effect of cash flow hedging relationships on the Company's condensed consolidated statement of income for the three months ended April 2, 2011:

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In thousands)		(In thousands)
Interest rate swaps	$152	Interest expense	$(3,400)
Foreign currency forward contracts	710	Cost of sales	686
Total	$862		$(2,714)

The following table presents the effect of cash flow hedging relationships on the Company's condensed consolidated statement of income for the three months ended April 3, 2010:

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

The following table presents the effect of cash flow hedging relationships on the Company's condensed consolidated statement of income for the six months ended April 2, 2011:

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In thousands)		(In thousands)
Interest rate swaps	$1,937	Interest expense	$(6,815)
Foreign currency forward contracts	935	Cost of Sales	909
Total	$2,872		$(5,906)

The following table presents the effect of cash flow hedging relationships on the Company's condensed consolidated statement of income for the six months ended April 3, 2010:

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(In thousands)		(In thousands)
Interest rate swaps	$(3,461)	Interest expense	$(6,585)
Foreign currency forward contracts	670	Cost of sales	783
Total	$(2,791)		$(5,802)

Note 5. Debt

Long-term debt consisted of the following:

	As of
	April 2, 2011	October 2, 2010
	(In thousands)
6.75% Senior Subordinated Notes due 2013 (“6.75% Notes”)	$380,000	$380,000
$300 Million Senior Floating Rate Notes due 2014 (“2014 Notes”)	257,410	257,410
8.125% Senior Subordinated Notes due 2016	600,000	600,000
Unamortized Interest Rate Swaps	2,583	3,256
Total long-term debt	$1,239,993	$1,240,666

The Company is currently subject to covenants that, among other things, place certain limitations on the Company's ability to incur additional debt, make investments, pay dividends, and sell assets. The Company was in compliance with these covenants as of April 2, 2011. Additionally, as of April 2, 2011, the Company had $24.2 million in letters of credit outstanding under its loan agreements against an available amount of $50.0 million.

Short-term debt

During 2010, one of the Company's subsidiaries in China entered into a $50 million unsecured working capital loan facility. Borrowings under the facility bear interest at a rate equal to the three month Euro LIBOR plus a spread. The loan facility expires in April 2012 and contains certain negative covenants that, upon default, permit the bank to deny any further advances or extension of credit or to terminate the loan agreement. As of April 2, 2011, $30 million had been borrowed under this facility and was outstanding and the Company was in compliance with all covenants.

Also, during 2010, one of the Company's subsidiaries in India entered into a $35 million working capital loan facility that contains no covenants and expires on June 30, 2011. Borrowings under the facility bear interest at a rate equal to Euro LIBOR plus a spread. As of April 2, 2011, $31.9 million had been borrowed under this facility and was outstanding. During the second quarter of 2011, the collateral requirement associated with this facility was removed and $10 million of cash collateral was returned to the Company.

Note 6. Commitments and Contingencies

Litigation and other contingencies. From time to time, the Company is a party to litigation, claims and other contingencies, including environmental matters, employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of April 2, 2011 and October 2, 2010, the Company had reserves of $19.5 million and $22.3 million, respectively, for these matters. Such reserves are included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet.

Warranty Reserve.  The following table presents information with respect to the warranty reserve, which is included in accrued liabilities in the condensed consolidated balance sheets:

	As of
	April 2, 2011	April 3, 2010
	(In thousands)
Beginning balance — end of prior year	$17,752	$15,716
Additions to accrual	3,008	9,071
Utilization of accrual	(5,307)	(7,025)
Ending balance — current quarter	$15,453	$17,762

Operating Leases. The Company leases certain of its facilities and equipment under non-cancelable operating leases expiring at various dates through 2040. The Company is responsible for utilities, maintenance, insurance and property taxes under these leases. Future minimum lease payments, net of sublease income, under operating leases are as follows:

(In thousands)
Remainder of 2011	$15,184
2012	22,222
2013	16,721
2014	8,958
2015	6,983
Thereafter	39,891
Total	$109,959

Note 7. Income Tax

Various factors affect the provision for income tax expense, including the geographic composition of pre-tax income (loss), expected annual pre-tax income (loss), implementation of tax planning strategies and possible outcomes of audits and other uncertain tax positions. Management carefully monitors these factors and timely adjusts the interim income tax rate accordingly.

The provision for income taxes was $7.9 million and $15.6 million for the three and six months ended April 2, 2011, compared to $9.3 million and $2.8 million for the three and six months ended April 3, 2010 respectively. In the first quarter of 2010, the Company favorably resolved an uncertain tax position, resulting in a tax benefit of $12.3 million in that period.

As of April 2, 2011, the Company had a long-term liability of $54.0 million, including interest, for net unrecognized tax benefits. This amount, if resolved favorably, would result in a reduction of the Company's effective tax rate. During the three months ended April 2, 2011, the Company's liability increased $3.5 million for interest, foreign translation and changes in prior year positions, and decreased $0.9 million primarily due to favorable conclusions with foreign tax authorities. During the six months ended April 2, 2010, the Company's liabilities increased $5.1 million for interest, foreign translation and changes in prior year positions, and decreased $2.7 million primarily due to favorable conclusions with foreign tax authorities. The Company's policy is to classify interest and penalties on unrecognized tax benefits as income tax expense. It is possible that net unrecognized tax benefits as of April 2, 2011 could significantly increase or decrease within the next 12 months based on final determinations by taxing authorities and resolution of any disputes by the Company. However, such changes cannot be reasonably estimated.

In general, the Company is no longer subject to U.S. federal or state income tax examinations for years before 2003, and to foreign examinations for years prior to 2002 in its major foreign jurisdictions.

Note 8. Restructuring

Costs associated with restructuring activities are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, or ASC Topic 712, Compensation - Nonretirement Postemployment Benefits, as applicable. Pursuant to ASC Topic 712, restructuring costs related to employee severance are recorded when probable and estimable. For restructuring costs other than employee severance accounted for under ASC Topic 712, a liability is recognized in accordance with ASC Topic 420 only when incurred. Costs associated with restructuring activities related to business combinations are accounted for in accordance with ASC Topic 805, Business Combinations.

2010 Restructuring Plan

The Company initiated a restructuring plan in 2010 as a result of a business combination. Pursuant to this plan, the Company expects to incur costs of up to $15.0 million to consolidate certain facilities and eliminate redundant employees, of which $8.5 million has been incurred to date. The amount of costs ultimately incurred will depend on the Company's ability to recover ongoing lease costs for vacant facilities by subleasing such facilities to third parties. The Company has implemented all actions under this plan. However, the Company expects to incur restructuring costs in future periods associated with leased facilities until such time as those facilities can be subleased to third parties.

Below is a summary of restructuring costs associated with this plan:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Total
	(In thousands)
Balance at October 2, 2010	$1,962	$464	$2,426
Charges to operations	590	1,609	2,199
Charges utilized	(1,122)	(49)	(1,171)
Balance at January 1, 2011	1,430	2,024	3,454
Charges to operations	63	1,282	1,345
Charges utilized	(1,122)	(2,625)	(3,747)
Balance at April 2, 2011	$371	$681	$1,052

In connection with actions taken to date under this plan, the Company has recorded restructuring charges of $5.1 million for severance and related benefits for approximately 675 terminated employees, which represents all employees expected to be terminated under this plan. For the three months ended April 2, 2011, the Company initiated the closure of one facility.

In addition to restructuring charges, the Company recorded integration costs of $0.3 million and $0.9 million in connection with this business combination during the three and six months ended April 2, 2011, respectively.

Restructuring Plans — 2009 and prior

Due to substantial completion of all actions under restructuring plans initiated prior to 2010 and the immateriality of the remaining accrual balance related to such plans, all such plans have been combined for disclosure purposes. Remaining actions under these plans relate primarily to leases and facility shutdowns.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were implemented in or prior to 2009:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Total
	(In thousands)
Balance at October 2, 2010	$3,468	$638	$4,106
Charges to operations	380	1,889	2,269
Charges utilized	(1,474)	(2,005)	(3,479)
Balance at January 1, 2011	2,374	522	2,896
Charges to operations	296	2,562	2,858
Charges utilized	(274)	(2,196)	(2,470)
Balance at April 2, 2011	$2,396	$888	$3,284

Costs incurred with respect to facilities consist primarily of 1) costs to maintain vacant facilities that are owned until such facilities can be sold and 2) the portion of lease payments that have not been recovered due to the absence of sublease income for leased properties.

All Restructuring Plans - All Years

In connection with all of the Company's restructuring plans, restructuring costs of $4.3 million were accrued as of April 2, 2011. The Company expects to pay the majority of these costs by the end of 2011.

Note 9. Earnings Per Share

Basic and diluted amounts per share are calculated by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(In thousands, except per share data)
Numerator:
Net income	$13,065	$10,091	$41,424	$69,473

Denominator:
Weighted average number of shares
—basic	80,242	79,001	80,044	78,808
—diluted	83,940	82,782	83,338	81,773
		`
Net income per share:
—basic	$0.16	$0.13	$0.52	$0.88
—diluted	$0.16	$0.12	$0.50	$0.85

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(In thousands)
Employee stock options	4,914	5,369	4,741	6,105
Restricted stock awards and units	181	4	120	9
Total anti-dilutive shares	5,095	5,373	4,861	6,114

Securities are anti-dilutive because the (1) exercise price is higher than the Company's stock price or (2) application of the treasury stock method results in an anti-dilutive effect.

Note 10. Comprehensive Income

Other comprehensive income, net of tax as applicable, was as follows:

	Three Months Ended		Six months ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(In thousands)
Net income	$13,065	$10,091	$41,424	$69,473
Other comprehensive income:
Foreign currency translation adjustments	7,953	2,537	8,353	1,069
Unrealized holding gains (losses) on derivative financial instruments	3,576	(550)	8,778	3,011
Minimum pension liability	(65)	(199)	(27)	(273)
Comprehensive income	$24,529	$11,879	$58,528	$73,280

The net unrealized gain on derivative financial instruments is primarily attributable to changes in the fair market value of the Company's liability under its interest rate swaps. The fair market value of the interest rate swaps changes primarily as a result of movements in the LIBOR yield curve.

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	April 2, 2011	October 2, 2010
	(In thousands)
Foreign currency translation adjustments	$113,197	$104,844
Unrealized holding losses on derivative financial instruments	(30,184)	(38,962)
Unrecognized net actuarial loss and unrecognized transition cost related to pension plans	(11,692)	(11,665)
Total	$71,321	$54,217

Note 11. Business Segment, Geographic and Customer Information

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one reportable segment, Electronic Manufacturing Services.

Information by geographic segment, determined based on the country in which a product is manufactured, was as follows:

	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(In thousands)
Net sales
Domestic	$299,614	$343,908	$587,523	$647,097
Mexico	305,870	316,031	650,823	622,642
China	403,187	443,693	870,549	862,255
Other international	560,387	423,819	1,122,614	873,759
Total	$1,569,058	$1,527,451	$3,231,509	$3,005,753

Operating income (loss)
Domestic	$(11,320)	$(38,568)	$(11,500)	$(50,754)
International	55,954	83,806	117,089	135,650
Total	$44,634	$45,238	$105,589	$84,896

Except for those countries noted above, no other foreign country's sales exceeded 10% of the Company's total net sales for the periods presented. Additionally, no customer represented more than 10% of the Company's net sales for the three months ended April 2, 2011, and one customer represented more than 10% of the Company's net sales for the six months ended April 2, 2011. One customer represented more than 10% of the Company's net sales during the three and six months ended April 3, 2010.

Note 12. Stock-Based Compensation

Stock compensation expense by function and type of instrument was as follows:

	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(In thousands)
Cost of sales	$1,013	$2,040	$2,052	$4,106
Selling, general and administrative	3,184	3,208	5,790	5,695
Research and development	40	104	82	203
Total	$4,237	$5,352	$7,924	$10,004

	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(In thousands)
Stock options	$2,661	$3,565	$5,411	$6,692
Restricted stock awards	—	216	—	230
Restricted stock units	1,576	1,571	2,513	3,082
Total	$4,237	$5,352	$7,924	$10,004

As of April 2, 2011, an aggregate of 16.2 million shares were authorized for future issuance and 2.6 million shares of common stock were available for grant under the Company's stock plans, which include stock options and restricted stock awards and units.

Stock Options

Assumptions used to estimate the fair value of stock options granted were as follows:

	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Volatility	82.6%	81.6%	82.3%	81.3%
Risk-free interest rate	2.1%	2.4%	1.7%	2.4%
Dividend yield	—%	—%	—%	—%
Expected life of options	5.0 years	5.0 years	5.0 years	5.0 years

Stock option activity in 2011 was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding, October 2, 2010	11,078	14.39	7.44	35,417
Granted	788	11.23
Exercised/Cancelled/Forfeited/Expired	(388)	19.17
Outstanding, January 1, 2011	11,478	14.01	7.38	35,587
Granted	861	15.90
Exercised/Cancelled/Forfeited/Expired	(743)	12.95
Outstanding, April 2, 2011	11,596	14.22	7.32	28,698
Vested and expected to vest, April 2, 2011	10,519	14.79	7.17	25,112
Exercisable, April 2, 2011	6,562	18.49	6.20	11,940

The weighted-average grant date fair value of stock options granted during the three and six months ended April 2, 2011 was $10.52 and $9.00, respectively. The weighted-average grant date fair value of stock options granted during the three and six months ended April 3, 2010 was $9.51 and $5.99, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company's closing stock price on the date indicated.

As of April 2, 2011, unrecognized compensation expense related to stock options was $30.0 million, and is expected to be recognized over a weighted average period of approximately four years.

Restricted Stock Units

The Company grants restricted stock units to executive officers, directors and certain management employees. These units vest over periods ranging from one to four years and are automatically exchanged for shares of common stock at the vesting date. Compensation expense associated with these units is recognized ratably over the vesting period.

As of April 2, 2011, unrecognized compensation expense related to restricted stock units was $19.7 million, and is expected to be recognized over a weighted average period of two years.

Activity with respect to the Company's non-vested restricted stock units was as follows:

	Number of Shares	Weighted- Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Non-vested restricted stock units at October 2, 2010	938	9.78	2.12	10,200
Granted	784	11.23
Vested/Cancelled	(38)	13.30
Non-vested restricted stock units at January 1, 2011	1,684	10.41	2.13	18,744
Granted	445	15.91
Vested/Cancelled	(44)	17.77
Non-vested restricted stock units at April 2, 2011	2,085	11.43	2.04	21,901
Non-vested restricted stock units expected to vest at April 2, 2011	1,425	11.86	2.04	14,963

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and are continuing to differentiate ourselves from our competitors, competition remains intense. Additionally, growing and leveraging our components manufacturing services to drive vertical integration and improve our operating margins continues to be challenging due to excess capacity and operational inefficiencies. Although improvements were made during the current quarter, we continue to address these challenges on both a short-term and long-term basis.

In late 2008, the business environment became challenging due to adverse global economic conditions. These conditions slowed global economic growth and resulted in recessions in many countries, including the U.S., Europe and certain countries in Asia. These conditions materially and adversely impacted our financial condition and results of operations for 2009. Global economic conditions improved throughout 2010, resulting in a substantial increase in our business volume. Our revenue increased on a quarterly basis throughout 2010, but decreased sequentially in each of the first two quarters of 2011 due to softening demand in each period from customers in the multimedia market, softening demand from communications customers in the second quarter of 2011 and governmental funding uncertainty in the defense market in the second quarter of 2011. Although revenue was down sequentially in each of the last two quarters, revenue levels were up 7.5% in the first half of 2011 over the same period in 2010. Additionally, the second quarter of 2011 was our sixth consecutive profitable quarter, resulting primarily from increased business volume and the realization of benefits from our previous restructuring actions. Profitability in the second quarter of 2011 was negatively impacted by a delay in defense market projects and shipments due to the U.S. Federal budget uncertainty, a recently resolved labor strike in India that delayed certain product shipments, and a short-term inventory correction in the optical market near the end of the period. Additionally, although our results of operations have not been impacted significantly by the recent natural disaster and related nuclear plant situation in Japan, there can be no assurance that future periods will not be significantly impacted. Our quarterly results of operations tend to fluctuate and may not be indicative of results to be expected for any future periods.
A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented 48.7% and 48.8% of our net sales for the three and six months ended April 2, 2011, respectively. Sales to our ten largest customers represented 50.3% and 50.5% of our net sales for the three and six months ended April 3, 2010, respectively. Additionally, no customer represented more than 10% of our net sales during the three months ended April 2, 2011, and one customer represented more than 10% of our net sales for the six months ended April 2, 2011. One customer represented more than 10% of our net sales for the three and six months ended April 3, 2010.

We perform a significant portion of our manufacturing in international locations. Sales derived from products manufactured in international operations during the three months ended April 2, 2011 and April 3, 2010 were 80.9% and 77.5%, respectively, of our total net sales. During the six months ended April 2, 2011 and April 3, 2010, 81.8% and 78.5%, respectively, of our total net sales were derived from non-U.S. operations. This stems from a desire on the part of many of our customers to source production in lower cost locations such as Asia and Latin America. We expect this trend to continue.

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

Results of Operations

Key operating results

	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(In thousands)
Net sales	$1,569,058	$1,527,451	$3,231,509	$3,005,753
Gross profit	$116,831	$117,477	$244,878	$227,164
Operating income	$44,634	$45,238	$105,589	$84,896
Net income	$13,065	$10,091	$41,424	$69,473

Net income for the six months ended April 3, 2010 includes other income of $35.6 million in connection with a legal settlement.

Net Sales

Net sales increased from $1.5 billion in the second quarter of 2010 to $1.6 billion in the second quarter of 2011, an increase of 2.7%. Net sales increased from $3.0 billion for the six months ended April 3, 2010 to $3.2 billion for the six months ended April 2, 2011, an increase of 7.5%. Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	April 2, 2011	April 3, 2010	Increase/(Decrease)		April 2, 2011	April 3, 2010	Increase/(Decrease)
Communications	$740,249	$532,097	$208,152	39.1%	$1,538,190	$1,029,934	$508,256	49.3%
Industrial, defense and medical	400,513	401,994	(1,481)	(0.4)%	809,213	797,421	11,792	1.5%
Enterprise computing and storage	212,424	278,149	(65,725)	(23.6)%	436,214	587,408	(151,194)	(25.7)%
Multimedia	215,872	315,211	(99,339)	(31.5)%	447,892	590,990	(143,098)	(24.2)%
Total	$1,569,058	$1,527,451	$41,607	2.7%	$3,231,509	$3,005,753	$225,756	7.5%

The increase in our communications end market is primarily attributable to increased demand from existing customers, both for established programs and new program wins for new technologies introduced by our customers. Sales to customers in our enterprise computing and storage end market decreased as a result of certain customer programs going end-of-life, the effect of which was not completely offset by new programs. Sales to customers in our multimedia market decreased primarily as a result of reduced demand from existing customer programs.

Gross Margin

Gross margin decreased from 7.7% for the three months ended April 3, 2010 to 7.4% for the three months ended April 2, 2011, and was 7.6% for the six months ended April 2, 2011 and April 3, 2010. The decrease for the three months ended April 2, 2011 resulted primarily from our EMS operations due to our inability to reduce costs fast enough at certain plants that experienced significant reductions in revenue and unfavorable changes in customer mix. This was partially offset by improved performance in our components manufacturing services.

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

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses decreased from $63.6 million, or 4.2% of net sales, in the second quarter of 2010 to $62.2 million, or 4.0% of net sales, in the second quarter of 2011. For the six month periods, selling, general and administrative expenses decreased from $126.0 million in 2010, or 4.2% of net sales, to $120.7 million, or 3.7% of net sales in 2011. The decrease for both the three and six months ended April 2, 2011 was primarily due to reduced incentive compensation, partially offset by higher personnel costs resulting from increased headcount.

Research and Development

Research and development expenses increased from $3.3 million, or 0.2% of net sales, in the second quarter of 2010 to $4.9 million, or 0.3% of net sales, in the second quarter of 2011. Research and development expenses increased from $6.4 million, or 0.2% of net sales, for the six months ended April 3, 2010 to $9.1 million, or 0.3% of net sales, for the six months ended April 2, 2011. The increase for both the three and six month periods was primarily attributable to investments in new projects in multiple business units.

Restructuring

Costs associated with restructuring activities are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, or ASC Topic 712, Compensation - Nonretirement Postemployment Benefits, as applicable. Pursuant to ASC Topic 712, restructuring costs related to employee severance are recorded when probable and estimable. For restructuring costs other than employee severance accounted for under ASC Topic 712, a liability is recognized in accordance with ASC Topic 420 only when incurred. Costs associated with restructuring activities related to business combinations are accounted for in accordance with ASC Topic 805, Business Combinations.

2010 Restructuring Plan

We initiated a restructuring plan in 2010 as a result of a business combination. Pursuant to this plan, we expect to incur costs of up to $15.0 million to consolidate certain facilities and eliminate redundant employees, of which $8.5 million has been incurred to date. The amount of costs ultimately incurred will depend on our ability to recover ongoing lease costs for vacant facilities by subleasing such facilities to third parties. We have implemented all actions under this plan. However, we expect to incur restructuring costs in future periods associated with leased facilities until such time as those facilities can be subleased to third parties.

Below is a summary of restructuring costs associated with this plan:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Total
	(In thousands)
Balance at October 2, 2010	$1,962	$464	$2,426
Charges to operations	590	1,609	2,199
Charges utilized	(1,122)	(49)	(1,171)
Balance at January 1, 2011	1,430	2,024	3,454
Charges to operations	63	1,282	1,345
Charges utilized	(1,122)	(2,625)	(3,747)
Balance at April 2, 2011	$371	$681	$1,052

In connection with actions taken to date under this plan, we have recorded restructuring charges of $5.1 million for severance and related benefits for approximately 675 terminated employees, which represents all employees expected to be terminated under this plan. For the three months ended April 2, 2011, we initiated the closure of one facility.

In addition to restructuring charges, we recorded integration costs of $0.3 million and $0.9 million in connection with this business combination during the three and six months ended April 2, 2011, respectively.

Restructuring Plans — 2009 and prior

Due to substantial completion of all actions under restructuring plans initiated prior to 2010 and the immateriality of the remaining accrual balance related to such plans, all such plans have been combined for disclosure purposes. Remaining actions under these plans relate primarily to leases and facility shutdowns.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were implemented in or prior to 2009:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Total
	(In thousands)
Balance at October 2, 2010	$3,468	$638	$4,106
Charges to operations	380	1,889	2,269
Charges utilized	(1,474)	(2,005)	(3,479)
Balance at January 1, 2011	2,374	522	2,896
Charges to operations	296	2,562	2,858
Charges utilized	(274)	(2,196)	(2,470)
Balance at April 2, 2011	$2,396	$888	$3,284

Costs incurred with respect to facilities consist primarily of 1) costs to maintain vacant facilities that are owned until such facilities can be sold and 2) the portion of lease payments that have not been recovered due to the absence of sublease income for leased properties. We have substantially completed our actions under these prior year restructuring plans.

All Restructuring Plans - All Years

In connection with all of our restructuring plans, restructuring costs of $4.3 million were accrued as of April 2, 2011. We expect to pay the majority of these costs by the end of 2011.

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

Other Income, net

The following table presents the major components of other income, net:

	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(In thousands)
Foreign exchange gains (losses)	$1,681	$(467)	$2,390	$183
Loss on extinguishment of debt	—	—	—	(828)
Litigation settlement	—	—	—	35,556
Other, net	380	587	888	4,864
Total other income, net	$2,061	$120	$3,278	$39,775

We reduce our exposure to currency fluctuations through the use of foreign currency forward contracts. To the extent actual amounts differ from forecasted amounts, or we are otherwise not fully hedged, we will have exposure to currency fluctuations, resulting in foreign exchange gains or losses.

Provision for Income Taxes

We estimate our annual effective tax rate at the end of each quarterly period. Our estimate takes into account the geographic mix of our pre-tax income (loss), expected total annual pre-tax income (loss), implementation of tax planning strategies and possible outcomes of audits and other uncertain tax positions. To the extent there are fluctuations in any of these variables during a period, our provision for income taxes may vary. Our provision for income taxes was $7.9 million for the three months ended April 2, 2011, compared to $9.3 million for the three months ended April 3, 2010, and $15.6 million for the six months ended April 2, 2011, compared to $2.8 million for the six months ended April 3, 2010. Despite lower pre-tax income for the six months ended April 2, 2011, the tax provision is more than the amount for the comparable period in 2010 primarily as a result of a favorable resolution of an uncertain tax position in the first quarter of 2010 that resulted in a tax benefit of $12.3 million in that period.

Liquidity and Capital Resources

	Six Months Ended
	April 2, 2011	April 3, 2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$104,539	$(19,170)
Investing activities	(54,922)	(37,178)
Financing activities	14,678	(170,811)
Effect of exchange rate changes on cash and cash equivalents	(2,362)	970
Increase (decrease) in cash and cash equivalents	$61,933	$(226,189)

Key liquidity performance measures

	Three Months Ended
	April 2, 2011	January 1, 2011	October 2, 2010
Days sales outstanding (1)	56	55	52
Inventory turns (2)	7.0	7.3	7.3
Accounts payable days (3)	53	52	55
Cash cycle days (4)	55	52	47

(1)    Days sales outstanding (a measure of how quickly we collect our accounts receivable), or DSO, is calculated as the ratio of average accounts receivable, net, to average daily net sales for the quarter.
(2)    Inventory turns (annualized) are calculated as the ratio of four times our cost of sales for the quarter to average inventory.
(3)    Accounts payable days (a measure of how quickly we pay our suppliers) is calculated as the ratio of 365 days divided by accounts payable turns, in which accounts payable turns is calculated as the ratio of four times our cost of sales for the quarter to average accounts payable.
(4)    Cash cycle days is calculated as the ratio of 365 days to inventory turns, plus days sales outstanding minus accounts payable days.

Cash and cash equivalents were $654.7 million at April 2, 2011 and $592.8 million at October 2, 2010. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities and other factors. Our working capital was $1.4 billion as of April 2, 2011 and $1.3 billion as of October 2, 2010.

Net cash provided by (used in) operating activities was $104.5 million and $(19.2) million for the six months ended April 2, 2011 and April 3, 2010, respectively. Cash flows from operating activities in 2011 consist of: 1) net inflows of $96.9 million from net income adjusted to exclude non-cash items such as depreciation and amortization, stock-based compensation expense, etc., and 2) net inflows of $7.6 million from changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, and accrued liabilities and other long-term liabilities.

During the six months ended April 2, 2011, we generated $7.6 million of cash by reducing our net operating assets, most notably accounts receivable and inventories which decreased $55.9 million and $25.7 million, respectively. Although accounts receivable decreased in absolute dollars, our DSO increased to 56 days at April 2, 2011 from 52 days at October 2, 2010. The increase resulted primarily from a change in the composition of accounts receivable from customers with shorter payment terms to customers with longer payment terms as well as increases in payment terms for certain customers. Inventory turns decreased slightly to 7.0 turns during the three months ended April 2, 2011 from 7.3 turns during the three months ended October 2, 2010 as a result of revenue declining faster than inventory could be reduced. Additionally, accounts payable decreased $65.8 million, primarily due to a change in the linearity of our material purchases. We received a high percentage of our materials requirements early in the quarter such that payments to our suppliers were due prior to the end of our quarter. Because of this, our accounts payable days as of the end of the quarter decreased to 53 days, from 55 days at October 2, 2010. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments and purchases, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

Net cash used in investing activities was $54.9 million and $37.2 million for the six months ended April 2, 2011 and April 3, 2010, respectively. During the six months ended April 2, 2011, we used $54.8 million of cash for capital expenditures, received proceeds of $8.3 million from asset sales, and used $8.5 million of cash in connection with a previous business combination. During the six months ended April 3, 2010, we used $34.9 million of cash for capital expenditures, net of proceeds from asset sales, and used $2.3 million in connection with business combinations.

Net cash provided by (used in) financing activities was $14.7 million and $(170.8) million for the six months ended April 2, 2011 and April 3, 2010, respectively. During the six months ended April 2, 2011, we reduced our restricted cash by $14.6 million. During the six months ended April 3, 2010, we redeemed $175.7 million of our long-term debt.

Other Liquidity Matters.

As of April 2, 2011, we have a liability of $54.0 million for uncertain tax positions. Our estimate of our liability for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties), that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability.

In connection with our previous acquisition of BreconRidge Corporation, we paid $9.4 million of purchase consideration in the first six months of 2011 and expect to pay $8.2 million of purchase consideration between now and November 29, 2011.

We have entered into, and continue to enter into, various transactions that periodically require collateral. These obligations have historically arisen from customs, import/export, VAT, utility services, debt financing, foreign exchange contracts and interest rate swaps. We have collateralized, and may from time to time collateralize, such obligations as a result of counterparty requirements or for economic reasons. As of April 2, 2011, we had collateral of $15.5 million in the form of cash against certain of our collateralized obligations. Cash used for collateral reduces our cash available for other purposes.

Our debt agreements currently contain a number of restrictive covenants, including prohibitions on incurring additional debt, making investments and other restricted payments, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. We were in compliance with these covenants as of April 2, 2011. Our debt agreements do not contain any financial maintenance covenants that are currently applicable to us. We may be required to seek waivers or amendments to certain covenants for our debt instruments if we are unable to comply with the requirements of the covenants in the future. We may not be able to obtain such waivers or amendments on terms acceptable to us or at all, and, in such case, these covenants could materially adversely impact our ability to conduct our business or carry out our restructuring plans.

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

During 2010, one of our subsidiaries in China entered into a $50 million unsecured working capital loan facility. Borrowings under the facility bear interest at a rate equal to the three month Euro LIBOR plus a spread. The loan facility expires in April 2012 and contains certain negative covenants that, upon default, permit the bank to deny any further advances or extension of credit or to terminate the loan agreement. As of April 2, 2011, $30 million had been borrowed under this facility and was outstanding and we were in compliance with all covenants.

Also, during 2010, one of our subsidiaries in India entered into a $35 million working capital loan facility that contains no covenants and expires on June 30, 2011. Borrowings under the facility bear interest at a rate equal to Euro LIBOR plus a spread. As of April 2, 2011, $31.9 million had been borrowed under this facility and was outstanding. During the second quarter of 2011, the collateral requirement associated with this facility was removed and $10 million of cash collateral was returned to us.

As of April 2, 2011, we had short-term borrowings of $61.9 million outstanding. These borrowings require repayment within the next 12 months. We may, however, consider extending or replacing these credit facilities.

Our liquidity needs are largely dependent on changes in our working capital, including inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms with our suppliers to payment terms granted to our customers, and restrictions on our ability to move cash between subsidiaries and repatriate cash to the U.S., investments in facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of our outstanding debt. Our primary sources of liquidity include 1) cash of $654.7 million; 2) our $235 million credit facility, of which we were eligible to borrow $146.3 million as of April 2, 2011 based on the levels of eligible accounts receivable and inventories at that date; 3) short-term borrowing facilities of $85 million, of which $23.1 million was available as of April 2, 2011; and 4) cash generated from operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. As of April 2, 2011, we had no short-term investments.

As of April 2, 2011, we had $1.2 billion of long-term debt, of which $980.0 million bears interest at a fixed rate and $257.4 million of variable rate debt has been converted to fixed rate through the use of interest rate swaps. Accordingly, we are not exposed to changes in interest rates on our long-term debt. We also had $61.9 million of variable-rate short-term borrowings outstanding as of April 2, 2011. Due to the insignificance of the amount, the effect of an immediate 10% change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts typically have maturities of up to two months and are not designated as part of a hedging relationship in accordance with ASC Topic 815. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income, net, in the condensed consolidated statements of income. As of April 2, 2011, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $408.5 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from forecasted sales denominated in currencies different from those for cost of sales and other expenses. These contracts are typically up to two months in duration and are accounted for as cash flow hedges under ASC Topic 815. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and is recognized in the condensed consolidated statement of income when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $94.6 million as of April 2, 2011. The net impact of an immediate 10% change in exchange rates would not be material to our condensed consolidated financial statements, provided we accurately forecast our foreign currency exposure. If such forecasts are materially inaccurate, we could incur significant gains or losses.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, within the Company have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 2, 2011, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Item 1 of Part II to our Quarterly Report on Form 10-Q for the quarter ended January 1, 2011.
See also Note 6 of Notes to Condensed Consolidated Financial Statements.

In addition, from time to time, we may be involved in other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on us as a result of incurrence of defense costs, diversion of management resources and other factors. We record liabilities for legal proceedings when a loss becomes probable and the amount of loss can be reasonably estimated.

Item 1A. Risk Factors Affecting Operating Results

We may experience component shortages or price increases, which could cause us to delay shipments to customers and reduce our sales and net income; the natural disaster in Japan could also reduce our sales and profitability.

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. We have experienced, and may experience in the future, delays in component deliveries, which in turn could cause delays in product shipments to customers, result in reduced revenue from and have an adverse effect on our relationship with the affected customer, and our reputation generally as a reliable service provider. In addition, component shortages, whether anticipated or not, can increase our cost of goods sold and therefore decrease our gross margin since we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. Additionally, we may purchase components in advance of our requirements for those components as a result of a threatened or anticipated shortage. In this event, we may incur additional inventory carrying costs, for which we may not be compensated, and have a heightened risk of exposure to inventory obsolescence, the cost of which may not be recoverable from our customers. Such costs would reduce our margins and net income. Finally, if key components become scarce, we may be required to look to second tier vendors or to procure components through brokers. Such components may be of lesser quality than those otherwise available and could cause us to incur costs to qualify such components or to replace them if they prove to be defective. In some cases, suppliers seek to obtain credit insurance for our or our subsidiaries' payment obligations as a condition to continuing to do business with us. Should such insurance not be available or if we are not otherwise able to guarantee our subsidiaries' payment obligations, our ability to continue to procure components and deliver manufactured products to our customers could be adversely impacted.

In addition, we are evaluating the impact of the March 2011 earthquake and tsunami in Japan on our business and operations. Although we do not have manufacturing facilities in Japan, many of our customers are headquartered there and some of the components sourced for our customers' products are manufactured in Japan. As a result, our customers based in Japan may order reduced amounts of product from us resulting from interruptions in their own businesses and diminished demand from Japanese consumers and we may find it difficult to procure components that are currently sourced from Japanese suppliers, either of which would adversely impact our business. Such tightening of supply could prevent us from building products that require Japanese sourced components or increase our expenses as we are forced to find alternative sources of supply. Should such reduction of demand and tightening supply conditions arise and then continue over an extended period of time, our revenue, margins and net income could be reduced, perhaps significantly.
Adverse market conditions in the electronics industry could reduce our future sales and earnings per share.

We cannot accurately predict future levels of demand for our customers' electronics products. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows. During the past two years, adverse worldwide economic conditions led to challenging conditions in the electronics industry. A number of factors, including lower asset values, price instability, geopolitical issues, the availability and cost of credit, high unemployment and concerns about the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations slowed global economic growth and resulted in recessions in many countries, including in the United States, Europe and certain countries in Asia. The conditions resulted in our customers delaying purchases of the products we manufacture for them and our customers placing purchase orders for lower volumes of products than previously experienced or anticipated.

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

Our liquidity needs are largely dependent on changes in working capital, including inventory requirements, the extension of trade credit by our suppliers, and the degree of alignment of payment terms from our suppliers to payment terms granted to our customers, investments in facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of our outstanding debt. In connection with the management of our liquidity needs, we entered into a five-year $135 million asset-backed credit facility in November 2008, which we later increased to $235 million, under which we could borrow $146.3 million as of April 2, 2011. We also have $85 million in foreign short-term financing facilities under which $23.1 million remained available to be borrowed as of April 2, 2011. Our next long-term debt maturity is in 2013. In the event we need additional capital, whether for working capital, debt repayment or otherwise, there can be no assurance that debt or equity capital will be available on acceptable terms or at all. New financing arrangements, if available, could result in us issuing additional equity securities, which could cause dilution to existing stockholders. If additional or continued financing, including the continued extension of trade credit by our suppliers, is not available when required, our ability to repay, reduce or refinance our debt levels, maintain or increase our rates of production and expand our manufacturing capacity, as well as our overall liquidity, will be harmed, which could cause our stock price to fall and reduce our customers' and vendors' willingness to do business with us.

Our credit arrangements contain covenants which may adversely impact our business and the failure to comply with such covenants could cause our outstanding debt to become immediately payable.

Our debt agreements do not contain financial covenants currently applicable to us, but do include a number of negative covenants, including restrictions on incurring additional debt, making investments and other restricted payments, acquiring new businesses, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants would otherwise restrict, including refinancing our existing debt. In addition, such agreements include affirmative covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under our asset-backed credit facility would not be allowed.

Our early redemptions of debt and repurchases of stock have reduced our working capital and liquidity; debt refinancing can entail higher interest expense, which would lower our net income.

During 2010, we redeemed $195.7 million of our long-term debt in the open market. Repurchases and redemptions of debt and stock have reduced our working capital. Although redemptions of debt improve our operating results by reducing our interest expense, the redemptions have reduced our liquidity. If we should repurchase or redeem additional debt or equity, our working capital and liquidity would be further reduced. In addition, should we undertake to refinance any of our outstanding long-term debt, the earliest maturity of which is 2013, there can be no assurance that the terms of such refinancing, particularly the interest rate, would be favorable to us. Should we be forced to replace lower interest rate debt with higher interest rate debt, our net income would be reduced.
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

We may not be able to offer prices as low as some of our competitors because those competitors may have lower operating costs as a result of their geographic location, greater economies of scale or the services they provide or because these competitors are willing to provide EMS services at prices that result in lower gross margins in order to utilize more of their capacity. If we are unable or unwilling to offer prices that are competitive with other EMS companies, our net sales may decline. There can be no assurance that we will not lose business in the future in response to such competitive pricing or other inducements which may be offered by our competitors.

Our operating results are subject to significant uncertainties, which make predictability of our future sales and net income difficult.

Our operating results are subject to significant uncertainties, including:

•	conditions in the economy as a whole and in the electronics industry;

•	fluctuations in components prices and component shortages caused by high demand, natural disaster or otherwise,

•	which could cause us to be unable to meet customer delivery schedules, increase our costs and potentially decrease our profitability;

•	our ability to replace declining sales from end of life programs with new business wins;

•	timing of orders from customers and the accuracy of their forecasts;

•	inventory levels of customers, which if high relative to their normal sales volume, could cause them to reduce their orders to us;

•	timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor;

•	mix of products ordered by and shipped to major customers, as high volume and low complexity manufacturing services typically have lower gross margins than more complex and lower volume services;

•	degree to which we are able to utilize our available manufacturing capacity;

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

In addition, customers sometimes require that we transfer the manufacturing of their products from one facility to another to achieve cost reductions and other objectives. These transfers have resulted in increased costs to us due to facility downtime or less than optimal utilization of our manufacturing capacity. These transfers also have required us to close or reduce operations at certain facilities, particularly those in high cost locations such as the United States, Canada and Western Europe, and as a result we have incurred significant costs for the closure of facilities, employee severance and related matters. We also have encountered occasional delays and complications related to the transition of manufacturing programs to new locations. We may be required to relocate our manufacturing operations in the future and, accordingly, we may incur additional costs that decrease our net income.

Energy price increases may negatively impact our results of operations.
Certain of the components that we use in our manufacturing activities are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources (including oil) in our transportation activities. While significant uncertainty currently exists about the future levels of energy prices, a significant increase is possible. Increased energy prices could cause an increase to our raw material costs and transportation costs. In addition, increased transportation costs of certain of our suppliers could be passed along to us. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability.
Adverse changes in the key end markets we target could harm our business by reducing our sales.

We provide EMS services to companies that sell products in the communications networks; industrial, defense and medical; enterprise computing and storage; and multimedia markets. Adverse changes in any of these markets could reduce demand for our customers' products and make these customers more sensitive to the cost of our EMS services, either of which could reduce our sales, gross margins and net income. Factors affecting any of our customers' industries in general, or our customers in particular, have led to reductions in net sales in certain end markets, and such factors could seriously harm our business in the future. These factors include:

•	short product life cycles leading to continuing new requirements and specifications for our customers products, the failure of which to meet could cause us to lose business;

•	failure of our customers' products to gain widespread commercial acceptance which could decrease the volume of orders customers place with us;

•	recessionary periods in our customers' markets which decrease orders from affected customers; and

•	in the case of our defense business, reduced government spending levels resulting from budgetary pressures and constraints or political uncertainty regarding future budgets.

We rely on a relatively small number of customers for a substantial portion of our sales, and declines in sales to these customers would reduce our net sales and net income.

One customer represented more than 10% of our net sales and sales to our ten largest customers represented 48.8% of our net sales during the first six months of 2011. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks related to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by such a customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes demand for their product, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could adversely affect our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would reduce our net sales and net income.

We are subject to risks arising from our international operations.

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 81.8% of our net sales from non-U.S. operations for the six months ended April 2, 2011 and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

•	the imposition of government controls;

•	compliance with U.S. and foreign laws concerning trade and employment practices;

•	difficulties in obtaining or complying with export license requirements;

•	trade restrictions;

•	changes in tariffs;

•	labor unrest, including strikes, and difficulties in staffing;

•	inflexible employee contracts in the event of business downturns;

•	coordinating communications among and managing international operations;

•	fluctuations in currency exchange rates;

•	currency controls;

•	increases in duty and/or income tax rates;

•	adverse rulings in regards to tax audits;

•	excess costs associated with reducing employment or shutting down facilities;

•	misappropriation of intellectual property; and

•	constraints on our ability to maintain or increase prices.

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

We operate in countries that have experienced labor unrest and political instability, including China, India, Thailand and other countries in Southeast Asia and we have experienced work stoppages and similar disruptions in certain foreign jurisdictions, including India. To the extent such developments prevent us from adequately staffing our plants and manufacturing and shipping products in those jurisdictions, our margins and net income could be reduced and our reputation as a reliable supplier could be negatively impacted.

Our results can be adversely affected by rising labor costs.

There is uncertainty with respect to rising labor costs, in particular within the lower-cost regions in which we operate. Recently, in China, labor disputes and strikes based partly on wages have slowed or stopped production at certain manufacturers. In some cases, employers have responded by significantly increasing the wages of workers at such plants. Any increase in labor costs that we are required to make in order to retain qualified personnel and are unable to recover in our pricing to our customers could adversely impact our operating results.

To respond to competitive pressures and customer requirements, we may further expand internationally in lower cost locations, particularly in Asia, Eastern Europe and Latin America. As we pursue these expansions, we may be required to make additional capital expenditures. In addition, the cost structure in certain countries that are now considered to be favorable may increase as economies develop or as such countries join multinational economic communities or organizations, causing local wages to rise. As a result, we may need to continue to seek new locations with lower costs and the employee and infrastructure base to support electronics manufacturing. We cannot assure you that we will realize the anticipated strategic benefits of our international operations or that our international operations will contribute positively to our operating results.

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

Our business could be adversely affected by any delays, or increased costs, resulting from issues that our common carriers are dealing with in transporting our materials, our products, or both.
We rely on a variety of common carriers to transport our materials from our suppliers to us, and to transport our products from us to our customers. Problems suffered by any of these common carriers, whether due to a natural disaster, labor problem, increased energy prices or some other issue, could result in shipping delays, increased costs, or some other supply chain disruption, and could therefore have a material adverse effect on our operations.
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

Our success depends upon the continued service of our key personnel. Generally, these employees are not bound by employment or non-competition agreements. We cannot assure you that we will retain our key employees, particularly our highly skilled operations managers and engineers involved in the manufacture of existing products and development of new products and processes. The competition for these employees is intense. In addition, if one or more of our key employees were to join a competitor or otherwise compete directly or indirectly with us or otherwise become unavailable to us, we could lose customers and our sales and gross margins could decrease.
If we are unable to maintain our technological and manufacturing process expertise, our business could be adversely affected.
Improvements to and refinements of our manufacturing processes are necessary to manufacture next generation products for our customers in a cost-efficient manner. As a result, we are continually evaluating the cost-effectiveness and feasibility of new manufacturing processes. In some cases, we will be required to make capital expenditures and incur engineering expense in order to qualify and validate any such new process. Such expenses would reduce our net income. In addition, any delay in the deployment of such new process, or problems commencing volume production using a new process could also reduce our margins and net income and harm our reputation with our customers.
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

Primarily as a result of certain of our acquisitions, we have incurred liabilities associated with environmental contamination. These liabilities include ongoing investigation and remediation activities at a number of sites, including our facilities located in Irvine, California; Owego, New York; Derry, New Hampshire; Fort Lauderdale, Florida and Phoenix, Arizona. We have been named in a lawsuit alleging operations at our former facility in Santa Ana, California contributed to groundwater contamination. There can be no assurance that any other similar third-party claims will not arise and will not result in material liability to us. In addition, there are some sites, including our acquired facility in Gunzenhausen, Germany, that are known to have groundwater contamination caused by a third-party, and that third-party has provided indemnity to us for the liability.

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

Concern over climate change has led to state, federal and international legislative and regulatory initiatives aimed at reducing carbon dioxide and other greenhouse gas emissions. While we don't expect existing or currently proposed initiatives to directly impact our business operations, these measures could lead to an increase in the cost of energy used in the manufacture of our products as a result of restrictions placed upon power generators and distributors. We can't currently estimate the impact of any such indirect costs. However, should our operating costs in fact rise as a result of any current, proposed or future greenhouse gas initiatives, and we are not able to pass such costs to our customers, our profitability would be reduced.

Item 6. Exhibits

Exhibit Number	Description

10.23 (1) (2)	2009 Incentive Plan, as amended on January 20, 2011.

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

32.1 (3)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 (3)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS (4)	XBRL Instance Document

101.SCH (4)	XBRL Taxonomy Extension Schema Document

101.CAL (4)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (4)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (4)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (4)	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

(1)    Compensatory plan in which an executive officer or director participates.

(2)    Incorporated by reference from Exhibit 10.37 to Registrant's Registration Statement on Form S-8 filed with the Commission on February 9, 2011.

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

(4)    XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANMINA-SCI CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	April 25, 2011

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	April 25, 2011

EXHIBIT INDEX

Exhibit Number	Description

10.23 (1) (2)	2009 Incentive Plan, as amended on January 20, 2011

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

32.1 (3)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 (3)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS (4)	XBRL Instance Document

101.SCH (4)	XBRL Taxonomy Extension Schema Document

101.CAL (4)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (4)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (4)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (4)	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

(1)    Compensatory plan in which an executive officer or director participates.

(2)    Incorporated by reference from Exhibit 10.37 to Registrant's Registration Statement on Form S-8 filed with the Commission on February 9, 2011.

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

(4)    XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.