Form 10-K/A
period 2010-10-02
SANMINA-SCI CORP
filed 2011-05-24
CIK 897723

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

As of November 15, 2010, the number of shares outstanding of the registrant’s common stock was 79,811,960.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant’s annual meeting of stockholders to be held on January 20, 2011 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended October 2, 2010 (the “Original Form 10-K”) solely in order to file as Exhibit 23.1 the executed consent of the independent registered public accounting firm, which was inadvertently omitted from the Original Form 10-K. No other part of the Original Form 10-K is being amended hereby.

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

4.5(11)	Indenture, dated as of February 24, 2005, among the Registrant, the guarantors party thereto and U.S. Bank National Association, as trustee.
4.6(12)	First Supplemental Indenture, dated as of September 30, 2005, among Sanmina-SCI USA, Inc., the Registrant and U.S. Bank National Association, as trustee.
4.7(13)	Second Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.
4.8(14)	Indenture, dated as of February 15, 2006, among the Registrant, certain subsidiaries of the Registrant as guarantors thereunder and U.S. Bank National Association, as trustee.
4.9(15)	First Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.
4.10(16)	Indenture, dated as of June 12, 2007, among Registrant, the guarantors party thereto, and Wells Fargo Bank, National Association as trustee, relating to the Senior Floating Rate Notes due 2014.
10.1(17)	Amended 1990 Incentive Stock Plan.
10.2(18)(19)	1999 Stock Plan.
10.3(20)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.4(21)	1995 Director Option Plan.
10.5(22)	1996 Supplemental Stock Plan.
10.6(23)	Hadco Corporation Non-Qualified Stock Option Plan, as Amended and Restated July 1, 1998.
10.7(24)	SCI Systems, Inc. 1994 Stock Option Incentive Plan.
10.8(25)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.9(26)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10.10(27)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.11(28)(19)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.12(29)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.13(30)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).
10.14(31)(19)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.15(32)	2003 Employee Stock Purchase Plan.
10.16(33)	Randy Furr separation agreement.

Exhibit Number	Description
10.17(34)(19)	Employment Agreement dated as of March 2, 2007 by and between the Registrant and Michael Tyler.
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

10.36(52)(19)	Amendment to Employment Agreement by and between the Registrant and Michael R. Tyler dated April 6, 2010.
14.1(53)	Code of Business Conduct and Ethics of the Registrant.
21.1(54)	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, independent registered public accounting firm (filed herewith).
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

32.1(55)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2(55)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)

Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.

(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to Registrant’s Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A, filed with the SEC on May 25, 2001.
(8)	Incorporated by reference to Exhibit 4.2.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(9)	Incorporated by reference to Exhibit 4.7.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(10)	Incorporated by reference to Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed with the SEC on February 11, 2003.
(11)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 24, 2005.
(12)	Incorporated by reference to Exhibit 4.13.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(13)	Incorporated by reference to Exhibit 4.13.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on January 3, 2007.
(14)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 17, 2006.
(15)	Incorporated by reference to Exhibit 4.14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on January 3, 2007.
(16)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 13, 2007.
(17)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K, SEC File No. 000-21272, filed with the SEC on December 29, 1994.
(18)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on May 25, 1999.
(19)	Compensatory plan in which an executive officer or director participates.
(20)	Incorporated by reference to Exhibit 10.29.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(21)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.
(23)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on June 23, 2000.
(24)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(25)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(26)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(27)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.
(28)	Incorporated by reference to Exhibit 10.75 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(29)	Incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(30)	Incorporated by reference to Exhibit 10.50.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(31)	Incorporated by reference to Exhibit 10.74 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(32)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on April 23, 2003.

(33)	Incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(34)	Incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed with the SEC on November 28, 2007.
(35)	Incorporated by reference to Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008.
(36)	Incorporated by reference to Exhibit 10.71 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(37)	Incorporated by reference to Exhibit 10.67 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008
(38)	Incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(39)	Incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed with the SEC on November 24, 2008.
(40)	Incorporated by reference to Exhibit 10.37 of the Registrant’s Registration Statement on Form S-8, filed with the SEC on March 12, 2010.
(41)	Incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, filed with the SEC on February 2, 2009.
(42)	Incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(43)	Incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010.
(44)	Incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(45)	Incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(46)	Incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(47)	Incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009.
(48)	Incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009.
(49)	Incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010.
(50)	Incorporated by reference to Exhibit 10.49 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.
(51)	Incorporated by reference to Exhibit 10.50 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.
(52)	Incorporated by reference to Exhibit 10.51 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2010.
(53)	Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed with the SEC on August 4, 2008
(54)	Incorporated by reference to Exhibit 21.1 of the Original Form 10-K.
(55)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

SANMINA-SCI CORPORATION
Date: May 24, 2011	(Registrant)

	By:	/s/ Jure Sola
Jure Sola, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jure Sola	Chief Executive Officer and Director	May 24, 2011
Jure Sola	(Principal Executive Officer)

/s/ Robert K. Eulau	Chief Financial Officer	May 24, 2011
Robert K. Eulau	(Principal Financial Officer)

/s/ Todd Schull	Senior Vice-President and Corporate Controller	May 24, 2011
Todd Schull	(Principal Accounting Officer)

/s/ Neil Bonke	Director	May 24, 2011
Neil Bonke
/s/ John P. Goldsberry	Director	May 24, 2011
John P. Goldsberry
/s/ Joseph Licata	Director	May 24, 2011
Joseph Licata
/s/ Jean Manas	Director	May 20, 2011
Jean Manas
	Director	May , 2011
Mario M. Rosati
/s/ A. Eugene Sapp	Director	May 24, 2011
A. Eugene Sapp, Jr.
/s/ Wayne Shortridge	Director	May 24, 2011
Wayne Shortridge
/s/ Jackie M. Ward	Director	May 24, 2011
Jackie M. Ward

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.4(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.5(5)	Amended and Restated Bylaws of the Registrant adopted by the Board of Directors on December 1, 2008.
3.6(6)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, as amended, dated July 27, 2009.
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

10.36(52)(19)	Amendment to Employment Agreement by and between the Registrant and Michael R. Tyler dated April 6, 2010.
14.1(53)	Code of Business Conduct and Ethics of the Registrant.
21.1(54)	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, independent registered public accounting firm (filed herewith).
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

32.1(55)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit Number	Description
32.2(55)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)

Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.
(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to Registrant’s Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A, filed with the SEC on May 25, 2001.
(8)	Incorporated by reference to Exhibit 4.2.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(9)	Incorporated by reference to Exhibit 4.7.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(10)	Incorporated by reference to Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002, filed with the SEC on February 11, 2003.
(11)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 24, 2005.
(12)	Incorporated by reference to Exhibit 4.13.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(13)	Incorporated by reference to Exhibit 4.13.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on January 3, 2007.
(14)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 17, 2006.
(15)	Incorporated by reference to Exhibit 4.14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on January 3, 2007.
(16)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 13, 2007.
(17)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K, SEC File No. 000-21272, filed with the SEC on December 29, 1994.
(18)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on May 25, 1999.
(19)	Compensatory plan in which an executive officer or director participates.
(20)	Incorporated by reference to Exhibit 10.29.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(21)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.
(23)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on June 23, 2000.
(24)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(25)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(26)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(27)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.
(28)	Incorporated by reference to Exhibit 10.75 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.

(29)	Incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(30)	Incorporated by reference to Exhibit 10.50.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(31)	Incorporated by reference to Exhibit 10.74 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(32)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on April 23, 2003.
(33)	Incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(34)	Incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed with the SEC on November 28, 2007.
(35)	Incorporated by reference to Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008.
(36)	Incorporated by reference to Exhibit 10.71 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(37)	Incorporated by reference to Exhibit 10.67 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008
(38)	Incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(39)	Incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed with the SEC on November 24, 2008.
(40)	Incorporated by reference to Exhibit 10.37 of the Registrant’s Registration Statement on Form S-8, filed with the SEC on March 12, 2010.
(41)	Incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, filed with the SEC on February 2, 2009.
(42)	Incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(43)	Incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010.
(44)	Incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(45)	Incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(46)	Incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(47)	Incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009.
(48)	Incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009.
(49)	Incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010.
(50)	Incorporated by reference to Exhibit 10.49 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.
(51)	Incorporated by reference to Exhibit 10.50 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010.
(52)	Incorporated by reference to Exhibit 10.51 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2010.
(53)	Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed with the SEC on August 4, 2008
(54)	Incorporated by reference to Exhibit 21.1 of the Original Form 10-K.
(55)

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