Form 10-Q
period 2011-07-02
SANMINA-SCI CORP
filed 2011-08-01
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011
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
Yes [ ]    No [x]

As of July 28, 2011, there were 80,657,540 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	July 2, 2011	October 2, 2010
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$582,816	$592,812
Accounts receivable, net of allowances of $16,204 and $16,752, respectively	1,042,092	1,018,612
Inventories	885,502	844,347
Prepaid expenses and other current assets	125,205	134,238
Total current assets	2,635,615	2,590,009
Property, plant and equipment, net	562,766	570,258
Other	118,247	141,529
Total assets	$3,316,628	$3,301,796
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$958,075	$923,038
Accrued liabilities	134,483	140,371
Accrued payroll and related benefits	125,636	122,934
Short-term debt	60,400	65,000
Total current liabilities	1,278,594	1,251,343
Long-term liabilities:
Long-term debt	1,151,883	1,240,666
Other	136,851	148,186
Total long-term liabilities	1,288,734	1,388,852
Commitments and contingencies (Note 6)
Stockholders' equity	749,300	661,601
Total liabilities and stockholders' equity	$3,316,628	$3,301,796

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,674,200	$1,625,170	$4,905,709	$4,630,923
Cost of sales	1,542,599	1,501,055	4,529,230	4,279,644
Gross profit	131,601	124,115	376,479	351,279

Operating expenses:
Selling, general and administrative	67,043	65,392	187,726	191,364
Research and development	5,797	3,057	14,877	9,407
Amortization of intangible assets	958	926	2,875	3,163
Restructuring and integration costs	6,336	6,196	15,885	13,405
Asset impairment	—	600	85	1,100
Gain on sales of long-lived assets, net	(1,440)	(13,796)	(3,465)	(13,796)
Total operating expenses	78,694	62,375	217,983	204,643

Operating income	52,907	61,740	158,496	146,636

Interest income	356	558	1,490	1,536
Interest expense	(24,843)	(27,119)	(77,773)	(80,476)
Other income (expense), net	(14,767)	(2,046)	(11,489)	37,729
Interest and other, net	(39,254)	(28,607)	(87,772)	(41,211)

Income before income taxes	13,653	33,133	70,724	105,425
Provision for income taxes	4,248	11,570	19,895	14,389
Net income	$9,405	$21,563	$50,829	$91,036

Net income per share:
Basic	$0.12	$0.27	$0.63	$1.15
Diluted	$0.11	$0.26	$0.61	$1.10

Weighted average shares used in computing per share amounts:
Basic	80,579	79,544	80,223	79,040
Diluted	83,141	83,693	83,275	82,404

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 2, 2011	July 3, 2010
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$50,829	$91,036
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	75,368	64,565
Stock-based compensation expense	14,894	12,371
Provision (benefit) for doubtful accounts, product returns and other net sales adjustments	(65)	3,633
Deferred income taxes	(1,254)	994
Asset impairment	85	1,100
Loss on extinguishment of debt	16,098	1,197
Gain on sale of assets and business	(3,465)	(17,506)
Other, net	165	650
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19,949)	(242,264)
Inventories	(39,238)	(74,221)
Prepaid expenses and other assets	4,145	4,749
Accounts payable	42,109	119,338
Accrued liabilities and other long-term liabilities	16,139	(10,078)
Cash provided by (used in) operating activities	155,861	(44,436)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(82,800)	(44,139)
Proceeds from sales of property, plant and equipment	23,753	30,809
Cash paid in connection with business combinations	(14,656)	(14,676)
Cash used in investing activities	(73,703)	(28,006)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	11,567	1,110
Proceeds from (repayments of) short-term borrowings	(4,600)	50,600
Repayments of long-term debt	(590,623)	(219,867)
Proceeds from issuance of long-term debt, net of issuance costs	489,030	—
Net proceeds from stock issuances	4,225	2,515
Cash used in financing activities	(90,401)	(165,642)
Effect of exchange rate changes	(1,753)	3,502
Decrease in cash and cash equivalents	(9,996)	(234,582)
Cash and cash equivalents at beginning of period	592,812	899,151
Cash and cash equivalents at end of period	$582,816	$664,569

Cash paid during the period for:
Interest	$63,257	$54,544
Income taxes, net of refunds	$7,860	$31,786

See accompanying notes.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Sanmina-SCI Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all normal recurring and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 2, 2010, included in the Company's 2010 Annual Report on Form 10-K.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Results of operations for the nine months ended July 2, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2011 and 2010 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

Note 2. Inventories

Components of inventories were as follows:

	As of
	July 2, 2011	October 2, 2010
	(In thousands)
Raw materials	$632,475	$599,773
Work-in-process	114,927	126,270
Finished goods	138,100	118,304
Total	$885,502	$844,347

Note 3. Fair Value

Fair Value Option for Long-term Debt

The Company has elected not to record its long-term debt instruments at fair value, but has measured them at fair value for disclosure purposes. As of July 2, 2011, the carrying amount and estimated fair value of the Company's long-term debt instruments were $1,157.4 million and $1,147.8 million, respectively. Fair value was estimated based on either the most recent traded price, a quoted price or other market sources (Level 2 inputs).

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

Inputs to valuation techniques used to measure fair value are prioritized into three broad levels (fair value hierarchy), as follows:

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

There were no transfers between levels in the fair value hierarchy during any period presented herein. The following table presents information as of July 2, 2011 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$435	$22,640	$—	$—	$23,075
Prepaid expenses and other current assets	—	—	11	1,548	1,559
Accrued liabilities (1)	—	—	(92)	(4,405)	(4,497)
Other long-term liabilities (1)	—	—	(38,391)	—	(38,391)
Total	$435	$22,640	$(38,472)	$(2,857)	$(18,254)

(1) Liabilities, or credit balances, are presented as negative amounts.

The following table presents information as of October 2, 2010 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$791	$99,110	$—	$—	$99,901
Prepaid expenses and other current assets	—	—	10	8,282	8,292
Accrued liabilities (1)	—	—	(42)	(10,475)	(10,517)
Other long-term liabilities (1)	—	—	(40,296)	—	(40,296)
Total	$791	$99,110	$(40,328)	$(2,193)	$57,380

(1) Liabilities, or credit balances, are presented as negative amounts.

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its Board of Directors that allow participants to defer payment of part or all of their compensation. The Company's results of operations are not significantly affected by these plans since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the above tables. Assets and liabilities associated with these plans of approximately $12.0 million as of July 2, 2011 and $10.8 million as of October 2, 2010 are recorded as other non-current assets and other long-term liabilities in the condensed consolidated balance sheet.

The Company values derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled, to transact. The Company seeks high quality counterparties for all financing arrangements. For interest rate swaps, Level 2 inputs include short-term LIBOR rates, futures contracts on LIBOR between two and four years, longer term swap rates at commonly quoted intervals, and credit default swap rates for the Company and relevant counterparties. For currency contracts, Level 2 inputs include foreign currency spot and forward rates and interest rates at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements. ASC Topic 820 requires the fair value measurement of an asset or liability to reflect the nonperformance risk of the entity and the counterparty. Therefore, the counterparty's creditworthiness when in an asset position and the Company's creditworthiness when in a liability position have been considered in the fair value measurement of derivative instruments. The effect of nonperformance risk on the fair value of derivative instruments was not material as of July 2, 2011 and October 2, 2010.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

The Company's assets held-for-sale consist of land and buildings that are measured at fair value on a nonrecurring basis since these assets are subject to fair value adjustments only when the carrying amount of such assets exceeds the fair value of such assets or such assets have been previously impaired and the fair value exceeds the carrying amount by less than the amount of the impairment that has been recognized. Level 2 inputs consist of independent third party valuations based on market comparables. The carrying value of the Company's assets held-for-sale was $47.0 million as of July 2, 2011 and is included in prepaid expenses and other current assets in the condensed consolidated balance sheet.

Note 4. Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign exchange rate risk.

Interest Rate Risk

Interest rate swaps are entered into on occasion to manage interest rate risk associated with borrowings under the Company's long-term debt arrangements.

Cash Flow Hedges

The Company has $257.4 million of floating rate notes outstanding as of July 2, 2011 and has entered into interest rate swap agreements with two independent swap counterparties to hedge its interest rate exposure. The swap agreements, with an aggregate notional amount of $257 million and expiration dates of June 15, 2014, effectively convert the variable interest rate obligation to a fixed interest rate obligation and are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Under the terms of the swap agreements, the Company pays the independent swap counterparties a fixed rate and the swap counterparties pay the Company an interest rate equal to the three-month LIBOR. These swap agreements effectively fix the interest rate at 8.344% through maturity.

Fair Value Hedge

The Company has $500 million of fixed-rate senior notes outstanding as of July 2, 2011 and has entered into an interest rate swap to hedge its exposure to interest rates related to these notes. The swap agreement, with a notional amount of $500 million and an expiration date of May 15, 2019, was entered into contemporaneously with the 2019 Notes and effectively converts these notes from fixed-rate debt to variable-rate debt. Pursuant to the interest rate swap, the Company pays the swap counterparty a variable rate equal to the three-month LIBOR plus a spread and receives a fixed rate of 7.0% from the swap counterparty. In accordance with ASC 815, the interest rate swap is accounted for as a fair value hedge but is exempt from periodic assessment of hedge effectiveness. Therefore, the change in the fair value of the 2019 Notes resulting from changes in interest rates is assumed to be equal and opposite to the change in the fair value of the interest rate swap. As of July 2, 2011, the fair value of the interest rate swap, based on observable market data (Level 2), was $5.5 million and is included in other long-term liabilities on the Company's condensed consolidated balance sheet.

Foreign Exchange Rate Risk

Forward contracts on various foreign currencies are used to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in foreign currencies. The Company's primary foreign currency cash flows are in certain Asian and European countries, Israel and Mexico.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	July 2, 2011	October 2, 2010
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$121,386	$80,370
Number of contracts	44	26
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$356,947	$290,688
Number of contracts	29	26

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts have maturities of up to two months and are not designated as accounting hedges under ASC 815. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income (expense), net, in the condensed consolidated statements of income. For the three and nine months ended July 2, 2011, the Company recorded losses of $1.7 million and gains of $1.7 million, respectively, associated with these forward contracts. For the three and nine months ended July 3, 2010, the Company recorded gains of $14.0 million and $27.3 million, respectively, associated with these forward contracts. Gains and losses on forward contracts substantially offset gains and losses on the underlying hedged items for all periods presented herein.

The Company also utilizes foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures generally result from 1) forecasted sales denominated in currencies other than those used to pay for materials and labor and 2) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts are up to twelve months in duration and are accounted for as cash flow hedges under ASC 815.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivative instruments representing hedge ineffectiveness are recognized in current earnings and were not material for any period presented herein. As of July 2, 2011, AOCI related to foreign currency forward contracts was not material and AOCI related to interest rate swaps was a loss of $31.5 million, of which $13.0 million is expected to be amortized to interest expense over the next 12 months.

The following table presents the effect of cash flow hedging relationships on the Company's condensed consolidated statement of income for the three and nine months ended July 2, 2011 and July 3, 2010, respectively:

Derivative Type and Income Statement Location	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)				Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(In thousands)
Interest rate swaps - Interest expense	$(4,658)	$(8,106)	$(2,721)	(11,567)	$(3,393)	$(3,416)	$(10,208)	$(10,001)
Foreign currency forward contracts - Cost of sales	605	(867)	1,541	(196)	594	(861)	1,504	(78)
Total	$(4,053)	$(8,973)	$(1,180)	(11,763)	$(2,799)	$(4,277)	$(8,704)	$(10,079)

Note 5. Debt

Long-term debt consisted of the following:

	As of
	July 2, 2011	October 2, 2010
	(In thousands)
6.75% Senior Subordinated Notes due 2013 (“6.75% Notes”)	—	380,000
$300 Million Senior Floating Rate Notes due 2014 (“2014 Notes”)	257,410	257,410
8.125% Senior Subordinated Notes due 2016 (“2016 Notes”)	400,000	600,000
$500 Million Senior Notes due 2019 (“2019 Notes”)	500,000	—
Fair value adjustment (1)	(5,527)	3,256
Total long-term debt	$1,151,883	$1,240,666

(1) Represents fair value hedge accounting balance related to interest rate swaps. See Note 4 for discussion of interest rate swap entered into during the current period.

On May 10, 2011, the Company issued $500.0 million aggregate principal amount of senior notes due 2019 (the "2019 Notes"). The 2019 Notes will mature on May 15, 2019 and bear interest at an annual rate of 7%, payable semi-annually in arrears. In connection with issuance of the 2019 Notes, the Company incurred debt issuance costs of $11.0 million. These costs are included in other non-current assets on the condensed consolidated balance sheet and are being amortized to interest expense over the term of the 2019 Notes using the effective interest method.

The 2019 Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed on a senior, unsecured basis by substantially all of the Company's domestic subsidiaries. The Company may redeem all or any portion of the 2019 Notes at any time prior to May 15, 2014, at par plus accrued and unpaid interest plus a make-whole premium. The Company may redeem all or any portion of the 2019 Notes beginning on or after May 15, 2014, at redemption prices ranging from 100% - 105.25% of the principal amount of the 2019 Notes, plus accrued and unpaid interest. Following a change of control, as defined, each holder of the 2019 Notes shall have the right to require the Company to repurchase all or any portion of such holder's 2019 Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

The indenture for the 2019 Notes includes certain covenants that place limitations on, among other things: debt, restricted payments, liens, asset sales, the Company's ability to create or permit restrictions on distributions from the Company's restricted subsidiaries, transactions with affiliates and consolidating or merging with other companies. The restrictive covenants are subject to a number of important exceptions and qualifications set forth in the indenture.

The indenture provides for customary events of default, including payment defaults, breaches of covenants, certain payment defaults at final maturity or acceleration of other indebtedness, failure to pay certain judgments, certain events of bankruptcy, insolvency and reorganization involving the Company or certain of its subsidiaries and certain instances in which a guarantee ceases to be in full force and effect. If any event of default occurs and is continuing, subject to certain exceptions, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2019 Notes may declare all the 2019 to be due and payable immediately, together with any accrued and unpaid interest. In the event of default resulting from certain events of bankruptcy, insolvency or reorganization involving the Company or certain of its subsidiaries, the 2019 Notes will be due and payable immediately without any declaration or other act on the part of the trustee or the holders of the 2019 Notes.

As discussed in Note 4, the Company entered into an interest rate swap to hedge its exposure to changes in the fair value of the 2019 Notes resulting from changes in interest rates. As of July 2, 2011, the fair value hedge accounting adjustment related to the 2019 Notes was $5.5 million and has been recorded as a reduction to long-term debt.

On May 10, 2011, in conjunction with a tender offer, the Company repurchased $279.3 million in aggregate principal amount of its 2013 Notes and $200.0 million in aggregate principal amount of its 2016 Notes. The aggregate purchase price for the notes was $488.7 million, consisting of $280.1 million for the 2013 Notes and $208.6 million for the 2016 Notes. The repurchases were funded in part by the issuance of the 2019 Notes discussed above. On June 10, 2011, the remaining outstanding 2013 Notes of $100.7 million in aggregate principal amount were repurchased at par.

In accordance with ASC Topic 470, Debt, the Company determined that all debt redeemed in connection with these transactions has been extinguished. Therefore, the Company recognized a loss on extinguishment of $16.1 million, consisting of redemption premiums of $9.4 million, third party costs of $1.3 million and a net write-off of unamortized debt costs of $5.4 million.

Short-term debt

During 2010, one of the Company's subsidiaries in China entered into a $50 million unsecured working capital loan facility that contains certain negative covenants that, upon default, permit the bank to deny any further advances or extension of credit or to terminate the loan agreement. Additionally, one of the Company's subsidiaries in India entered into a $35 million working capital loan facility that contains no covenants.

Information with respect to short-term debt facilities is as follows:

As of July 2, 2011
	China Working Capital Loan Facility	India Working Capital Loan Facility

Amount outstanding (in millions)	$30.0	$30.4
Facility expiration date	April 2012	June 2012
Interest rate	3-month LIBOR plus spread	LIBOR plus spread

Note 6. Commitments and Contingencies

Litigation and other contingencies. From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies or other applicable accounting standards. As of July 2, 2011 and October 2, 2010, the Company had reserves of $20.0 million and $22.3 million, respectively, for these matters, which the Company believes are adequate. Such reserves are included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet.

Warranty Reserve.  The following table presents information with respect to the warranty reserve, which is included in accrued liabilities in the condensed consolidated balance sheets:

	As of
	July 2, 2011	July 3, 2010
	(In thousands)
Beginning balance — end of prior year	$17,752	$15,716
Additions to accrual	7,401	12,734
Utilization of accrual	(8,652)	(8,994)
Ending balance — current quarter	$16,501	$19,456

Operating Leases. The Company leases certain of its land, facilities and equipment under non-cancelable operating leases expiring at various dates through 2040. The Company is responsible for utilities, maintenance, insurance and property taxes under these leases. Future minimum lease payments, net of sublease income, under operating leases are as follows:

(In thousands)
Current	$25,231
Year 2	18,352
Year 3	11,502
Year 4	8,099
Year 5	7,734
Thereafter	36,741
Total	$107,659

Note 7. Restructuring

Costs associated with restructuring activities are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, or ASC Topic 712, Compensation - Nonretirement Postemployment Benefits, as applicable. Pursuant to ASC 712, restructuring costs related to employee severance are recorded when probable and estimable. For restructuring costs other than employee severance accounted under ASC 712, a liability is recognized in accordance with ASC 420 only when incurred.

During 2011, the Company changed its management structure and expects to incur employee severance and benefits costs of $2.2 million in cash and stock compensation expense. As of July 2, 2011, $0.8 million of cash remains payable and is expected to be paid by May 5, 2013.

Restructuring Plans — 2010 and prior

The Company initiated a restructuring plan in 2010 as a result of a business combination. Pursuant to this plan, the Company expects to incur costs up to $15.0 million to consolidate certain facilities and eliminate redundant employees, of which $9.8 million has been incurred to date. The amount of costs ultimately incurred will depend on the Company's ability to recover ongoing lease costs for vacant facilities by subleasing such facilities to third parties.

Due to completion of all actions under restructuring plans initiated prior to 2011 and immateriality of the remaining accrual balance related to such plans, these plans have been combined for disclosure purposes. The Company expects to incur restructuring costs in future periods associated primarily with vacant facilities until such time as those facilities have been sold or leased to third parties.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were implemented prior to 2011:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Total
	(In thousands)
Balance at October 2, 2010	$5,430	$1,102	$6,532
Charges to operations	970	3,498	4,468
Charges utilized	(2,596)	(2,054)	(4,650)
Balance at January 1, 2011	3,804	2,546	6,350
Charges to operations	359	3,844	4,203
Charges utilized	(1,396)	(4,821)	(6,217)
Balance at April 2, 2011	2,767	1,569	4,336
Charges to operations	544	3,621	4,165
Charges utilized	(1,153)	(4,271)	(5,424)
Balance at July 2, 2011	$2,158	$919	$3,077

Costs incurred with respect to facilities consist primarily of 1) costs to maintain vacant facilities that are owned until such facilities can be sold and 2) the portion of the Company's lease payments that have not been recovered due to the absence of sublease income for vacant leased properties. The Company expects to pay the majority of accrued restructuring costs by September 2012.

Note 8. Earnings Per Share

Basic and diluted amounts per share are calculated by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(In thousands, except per share data)
Numerator:
Net income	$9,405	$21,563	$50,829	$91,036

Denominator:
Weighted average number of shares
—basic	80,579	79,544	80,223	79,040
—diluted	83,141	83,693	83,275	82,404

Net income per share:
—basic	$0.12	$0.27	$0.63	$1.15
—diluted	$0.11	$0.26	$0.61	$1.10

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(In thousands)
Employee stock options	7,149	3,939	6,229	6,072
Restricted stock awards and units	472	15	238	24
Total anti-dilutive shares	7,621	3,954	6,467	6,096

Securities are anti-dilutive because 1) the exercise price is higher than the Company's stock price or 2) the application of the treasury stock method resulted in an anti-dilutive effect.

Note 9. Comprehensive Income

Other comprehensive income, net of tax as applicable, was as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(In thousands)
Net income	$9,405	$21,563	$50,829	$91,036
Other comprehensive income:
Foreign currency translation adjustments	1,915	615	10,268	1,684
Unrealized holding gains (losses) on derivative financial instruments	(1,254)	(4,695)	7,524	(1,684)
Minimum pension liability	(14)	(462)	(41)	(735)
Comprehensive income	$10,052	$17,021	$68,580	$90,301

The net unrealized gain (loss) on derivative financial instruments is primarily attributable to changes in the fair market value of the Company's liability under its interest rate swaps that are accounted for as cash flow hedges. The fair market value of these swaps changes primarily as a result of changes in interest rates.

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	July 2, 2011	October 2, 2010
	(In thousands)
Foreign currency translation adjustments	$115,112	$104,844
Unrealized holding losses on derivative financial instruments	(31,438)	(38,962)
Unrecognized net actuarial loss and unrecognized transition cost related to pension plans	(11,706)	(11,665)
Total	$71,968	$54,217

Note 10. Business Segment, Geographic and Customer Information

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one reportable segment, Electronic Manufacturing Services.

Information by geographic segment, determined based on the country in which a product is manufactured, was as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(In thousands)
Net sales
Domestic	$312,245	$350,497	$899,769	$997,594
Mexico	301,919	310,824	952,742	933,466
China	448,527	464,099	1,319,075	1,326,354
Other international	611,509	499,750	1,734,123	1,373,509
Total	$1,674,200	$1,625,170	$4,905,709	$4,630,923

Number of customers representing more than 10% of net sales	1	2	1	1

Operating income
Domestic	$(2,711)	$(26,872)	$(14,210)	$(77,626)
International	55,618	88,612	172,706	224,262
Total	$52,907	$61,740	$158,496	$146,636

Note 11. Stock-Based Compensation

Stock compensation expense by function and type of instrument was as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(In thousands)
Cost of sales	$1,773	$487	$3,825	$4,593
Selling, general and administrative	4,208	2,215	9,998	7,910
Research and development	75	(335)	157	(132)
Restructuring	914	—	914	—
Total	$6,970	$2,367	$14,894	$12,371

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(In thousands)
Stock options	$5,497	$3,488	$10,908	$10,180
Restricted stock units	1,473	(1,121)	3,986	2,191
Total	$6,970	$2,367	$14,894	$12,371

As of July 2, 2011, an aggregate of 15.9 million shares were authorized for future issuance and 3.0 million shares of common stock were available for grant under the Company's stock plans, which include stock options and restricted stock awards and units.

Stock Options

Assumptions used to estimate the fair value of stock options granted were as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Volatility	90.6%	81.2%	85.0%	81.3%
Risk-free interest rate	1.6%	2.4%	1.7%	2.4%
Dividend yield	—%	—%	—%	—%
Expected life of options (years)	4.0	5.0	4.7	5.0

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding, October 2, 2010	11,078	14.39	7.44	35,417
Granted	788	11.23
Exercised/Cancelled/Forfeited/Expired	(388)	19.17
Outstanding, January 1, 2011	11,478	14.01	7.38	35,587
Granted	861	15.90
Exercised/Cancelled/Forfeited/Expired	(743)	12.95
Outstanding, April 2, 2011	11,596	14.22	7.32	28,698
Granted	90	10.14
Exercised/Cancelled/Forfeited/Expired	(658)	19.89
Outstanding, July 2, 2011	11,028	13.85	7.12	21,190
Vested and expected to vest, July 2, 2011	10,068	14.34	6.97	18,756
Exercisable, July 2, 2011	6,546	17.36	6.11	9,817

The weighted-average grant date fair value of stock options granted during the three and nine months ended July 2, 2011 was $6.56 and $8.87, respectively. The weighted-average grant date fair value of stock options granted during the three and nine months ended July 3, 2010 was $11.06 and $6.53, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company's closing stock price on the date indicated.

As of July 2, 2011, unrecognized compensation expense related to stock options was $23.3 million, and is expected to be recognized over a weighted average period of 3.6 years.

Restricted Stock Units

The Company grants restricted stock units to executive officers, directors and certain management employees. These units vest over periods ranging from one to four years and are automatically exchanged for shares of common stock at the vesting date. Compensation expense associated with these units is recognized ratably over the vesting period.

As of July 2, 2011, unrecognized compensation expense related to restricted stock units was $15.5 million, and is expected to be recognized over a weighted average period of 2.4 years.

Activity with respect to the Company's non-vested restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding, October 2, 2010	938	9.78	2.12	10,200
Granted	784	11.23
Vested/Cancelled	(38)	13.30
Outstanding, January 1, 2011	1,684	10.41	2.13	18,744
Granted	445	15.91
Vested/Cancelled	(44)	17.77
Outstanding, April 2, 2011	2,085	11.43	2.04	21,901
Granted	25	10.56
Vested/Cancelled	(280)	10.40
Outstanding, July 2, 2011	1,830	11.57	1.82	17,040
Expected to vest, July 2, 2011	1,236	11.90	1.82	11,510

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. These include companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and are continuing to differentiate ourselves from our competitors, competition remains intense. Additionally, growing and leveraging our components manufacturing services to drive vertical integration and improve our operating margins continues to be challenging due to excess capacity and operational inefficiencies. Lastly, revenue from defense and aerospace and optical customers has decreased throughout 2011 and is expected to decrease further in our upcoming quarter. This creates pressure on our operating margins since our defense and aerospace business is typically one of our higher-margin businesses and a high level of infrastructure exists for optical products. We continue to address these challenges on both a short-term and long-term basis.

In late 2008, the business environment became challenging due to adverse global economic conditions. These conditions slowed global economic growth and resulted in recessions in many countries, including the U.S., Europe and certain countries in Asia. These conditions materially and adversely impacted our financial condition and results of operations for 2009. Global economic conditions improved throughout 2010, resulting in a substantial increase in our business volume. Our revenue increased on a quarterly basis throughout 2010. Although revenue was down sequentially in each of the first two quarters of 2011, revenue levels increased in the third quarter of 2011 and were up 5.9% for the nine months ended July 2, 2011 compared to the same period in 2010. Additionally, the third quarter of 2011 was our seventh consecutive profitable quarter, resulting primarily from increased business volume, continuing improvements in our components business, and the realization of benefits from our previous restructuring actions. Although our results of operations have not been impacted significantly by the recent natural disaster and related nuclear plant situation in Japan, there can be no assurance that future periods will not be significantly impacted. Our quarterly results of operations tend to fluctuate and may not be indicative of results to be expected for any future periods.

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented 50.2% and 49.2% of our net sales for the three and nine months ended July 2, 2011, respectively.

Sales to our ten largest customers represented 50.0% and 50.3% of our net sales for the three and nine months ended July 3, 2010, respectively. Additionally, one customer represented more than 10% of our net sales during the three months ended July 2, 2011, two customers represented more than 10% of our net sales during the three months ended July 3, 2010, and one customer represented more than 10% of our net sales for the nine months ended July 2, 2011 and July 3, 2010.

We perform a significant portion of our manufacturing in international locations. Sales derived from products manufactured in international operations during the three months ended July 2, 2011 and July 3, 2010 were 81.3% and 78.4%, respectively, of our total net sales. During the nine months ended July 2, 2011 and July 3, 2010, 81.7% and 78.5%, respectively, of our total net sales were derived from non-U.S. operations. This stems from a desire on the part of many of our customers to source production in lower cost locations such as Asia and Latin America. We expect this trend to continue.

Historically, we have had substantial recurring sales from existing customers. We typically enter into supply agreements with our major OEM customers. These agreements generally have terms ranging from three to five years and cover the manufacture of a range of products. These agreements generally do not obligate the customer to purchase minimum quantities of products. In some circumstances, our supply agreements with customers provide for cost reductions during the term of the agreement such that revenue and margin attributable to these contracts may reduce over their terms.

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

Results of Operations

Key operating results

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(In thousands)
Net sales	$1,674,200	$1,625,170	$4,905,709	$4,630,923
Gross profit	$131,601	$124,115	$376,479	$351,279
Operating income	$52,907	$61,740	$158,496	$146,636
Net income	$9,405	$21,563	$50,829	$91,036

Net income includes restructuring and integration costs of $6.3 million and $6.2 million for the three months ended July 2, 2011 and July 3, 2010, respectively, and $15.9 million and $13.4 million for the nine months ended July 2, 2011 and July 3, 2010, respectively. Net income for the three and nine months ended July 2, 2011 includes a loss on extinguishment of debt of $16.1 million. Net income for the nine months ended July 3, 2010 includes other income of $35.6 million in connection with a legal settlement.

Net Sales

Net sales increased from $1.6 billion in the third quarter of 2010 to $1.7 billion in the third quarter of 2011, an increase of 3.0%. Net sales increased from $4.6 billion for the nine months ended July 3, 2010 to $4.9 billion for the nine months ended July 2, 2011, an increase of 5.9%. Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	July 2, 2011	July 3, 2010	Increase/(Decrease)		July 2, 2011	July 3, 2010	Increase/(Decrease)
Communications	$804,080	$682,941	$121,139	17.7%	$2,342,270	$1,712,875	$629,395	36.7%
Industrial, defense and medical	401,011	401,074	(63)	—%	1,210,225	1,198,495	11,730	1.0%
Enterprise computing and storage	235,113	254,983	(19,870)	(7.8)%	671,327	842,391	(171,064)	(20.3)%
Multimedia	233,996	286,172	(52,176)	(18.2)%	681,887	877,162	(195,275)	(22.3)%
Total	$1,674,200	$1,625,170	$49,030	3.0%	$4,905,709	$4,630,923	$274,786	5.9%

The increase in our communications end market is primarily attributable to increased demand from existing customers, both for established programs and new program wins for new technologies introduced by our customers. Despite a significant decrease in demand from defense customers, sales in our industrial defense and medical end market have been relatively flat due to stronger demand from industrial and medical customers. Sales to customers in our enterprise computing and storage end market decreased as a result of certain customer programs going end-of-life, the effect of which was not completely offset by new programs. Sales to customers in our multimedia market decreased primarily as a result of reduced demand from one program.

Gross Margin

Gross margin increased from 7.6% for the three months ended July 3, 2010 to 7.9% for the three months ended July 2, 2011, and from 7.6% for the nine months ended July 3, 2010 to 7.7% for the nine months ended July 2, 2011. The increase for both the three and nine months ended July 2, 2011 was primarily the result of profit contribution from increased business volume and improved performance in components manufacturing services.

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

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses increased from $65.4 million, or 4.0% of net sales, in the third quarter of 2010 to $67.0 million, or 4.0% of net sales, in the third quarter of 2011. For the nine month period, selling, general and administrative expenses decreased from $191.4 million, or 4.1% of net sales, in 2010 to $187.7 million, or 3.8% of net sales, in 2011. The increase for the three months ended July 2, 2011 was primarily due to increased personnel costs resulting from increased headcount, partially offset by lower bad debt and acquisition related costs. The decrease for the nine months ended July 2, 2011 was primarily due to reduced incentive compensation and bad debt expense, partially offset by higher personnel costs resulting from increased headcount.

Research and Development

Research and development expenses increased from $3.1 million, or 0.2% of net sales, in the third quarter of 2010 to $5.8 million, or 0.3% of net sales, in the third quarter of 2011. Research and development expenses increased from $9.4 million, or 0.2% of net sales, for the nine months ended July 3, 2010 to $14.9 million, or 0.3% of net sales, for the nine months ended July 2, 2011. The increase for both the three and nine month periods was primarily attributable to investments in new projects in multiple business units.

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

During 2011, we changed our management structure and expect to incur employee severance and benefits costs of $2.2 million in cash and stock compensation expense. As of July 2, 2011, $0.8 million of cash remains payable and is expected to be paid by May 5, 2013.

Restructuring Plans — 2010 and prior

We initiated a restructuring plan in 2010 as a result of a business combination. Pursuant to this plan, we expect to incur costs up to $15.0 million to consolidate certain facilities and eliminate redundant employees, of which $9.8 million has been incurred to date. The amount of costs ultimately incurred will depend on our ability to recover ongoing lease costs for vacant facilities by subleasing such facilities to third parties.

Due to completion of all actions under restructuring plans initiated prior to 2011 and immateriality of the remaining accrual balance related to such plans, these plans have been combined for disclosure purposes. We expect to incur restructuring costs in future periods associated primarily with vacant facilities until such time as those facilities have been sold or leased to third parties.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were initiated prior to 2011:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Total
	(In thousands)
Balance at October 2, 2010	$5,430	$1,102	$6,532
Charges to operations	970	3,498	4,468
Charges utilized	(2,596)	(2,054)	(4,650)
Balance at January 1, 2011	3,804	2,546	6,350
Charges to operations	359	3,844	4,203
Charges utilized	(1,396)	(4,821)	(6,217)
Balance at April 2, 2011	2,767	1,569	4,336
Charges to operations	544	3,621	4,165
Charges utilized	(1,153)	(4,271)	(5,424)
Balance at July 2, 2011	$2,158	$919	$3,077

Costs incurred with respect to facilities consist primarily of 1) costs to maintain vacant facilities that are owned until such facilities can be sold and 2) the portion of our lease payments that have not been recovered due to the absence of sublease income for vacant leased properties. We expect to pay the majority of accrued restructuring costs by September 2012.

Gain on Sales of Long-lived Assets

For the three and nine months ended July 2, 2011, we recorded gains on sales of long-lived assets of $1.4 million and $3.5 million, respectively. For the three and nine months ended July 3, 2010, we recorded gains on sales of long-lived assets of $13.8 million. These gains were primarily related to the sale of certain properties held-for-sale.

Interest Expense

Interest expense decreased to $24.8 million for the three months ended July 2, 2011, from $27.1 million for the three months ended July 3, 2010, and to $77.8 million for the nine months ended July 2, 2011, from $80.5 million for the nine months ended July 3, 2010. The decrease for both periods was primarily attributable to a net reduction of $80 million in our long-term debt and the favorable impact of replacing $580 million of fixed-rate debt with $500 million of lower variable rate debt.

Other Income (Expense), net

The following table presents the major components of other income (expense), net:

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(In thousands)
Foreign exchange gains (losses)	$759	$(2,353)	$3,148	$(2,170)
Loss on extinguishment of debt (see Note 5) (1)	(16,098)	(369)	(16,098)	(1,197)
Litigation settlement	—	—	—	35,556
Other, net	572	676	1,461	5,540
Total other income (expense), net	$(14,767)	$(2,046)	$(11,489)	$37,729

We reduce our exposure to currency fluctuations through the use of foreign currency hedging instruments; however, hedges are established based on forecasts of foreign currency transactions. To the extent actual amounts differ from forecasted amounts, we will have exposure to currency fluctuations, resulting in foreign exchange gains or losses.

(1) Amount is $2.2 million less than that reported in our earnings release due to a correction identified after the earnings release.

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

Our provision for income taxes was an expense of $19.9 million for the nine months ended July 2, 2011, compared to an expense of $14.4 million for the nine months ended July 3, 2010. Despite lower pre-tax income in 2011, our year-to-date tax provision is higher than the amount for the comparable period in 2010 primarily as a result of favorable resolution of an uncertain tax position in 2010.

Liquidity and Capital Resources

	Nine Months Ended
	July 2, 2011	July 3, 2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$155,861	$(44,436)
Investing activities	(73,703)	(28,006)
Financing activities	(90,401)	(165,642)
Effect of exchange rate changes on cash and cash equivalents	(1,753)	3,502
Decrease in cash and cash equivalents	$(9,996)	$(234,582)

Key liquidity performance measures

	Three Months Ended
	July 2, 2011	April 2, 2011	January 1, 2011	October 2, 2010
Days sales outstanding (1)	54	56	55	52
Inventory turns (2)	7.2	7.0	7.3	7.3
Accounts payable days (3)	54	53	52	55
Cash cycle days (4)	51	55	52	47

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

Cash and cash equivalents were $582.8 million at July 2, 2011 and $592.8 million at October 2, 2010. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities and other factors. Our working capital was $1.4 billion as of July 2, 2011 and $1.3 billion as of October 2, 2010.

Net cash provided by (used in) operating activities was $155.9 million and $(44.4) million for the nine months ended July 2, 2011 and July 3, 2010, respectively. For the nine months ended July 2, 2011, cash flows from operating activities consist of: 1) net inflows of $152.7 million from net income adjusted to exclude non-cash items such as depreciation and amortization, stock-based compensation expense, etc., and 2) net inflows of $3.2 million from changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, and accrued liabilities and other long-term liabilities.

During the nine months ended July 2, 2011, we generated $3.2 million of cash from the reduction of our net operating assets. Accounts payable increased $42.1 million, versus a $39.2 million increase in inventories. This is a result of a decrease in accounts payable days from 55 days at October 2, 2010 to 54 days at July 2, 2011. The decrease resulted primarily from a change in the composition of our accounts payable from suppliers with longer payment terms to suppliers with shorter payment terms. Despite a slight decrease in revenue in the third quarter of 2011 versus the fourth quarter of 2010, accounts receivable increased $19.9 million as a result of a longer collection cycle caused by a change in the composition of our accounts receivable from customers with shorter payment terms to customers with longer payment terms. This change resulted in our

DSO increasing from 52 days at October 2, 2010 to 54 days at July 2, 2011. The increase in accounts receivable was mitigated by an increase in accrued liabilities and a decrease in prepaid expenses and other assets. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments and purchases, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

Net cash used in investing activities was $73.7 million and $28.0 million for the nine months ended July 2, 2011 and July 3, 2010, respectively. During the nine months ended July 2, 2011, we used $82.8 million of cash for capital expenditures, received proceeds of $23.8 million from asset sales, and used $14.7 million of cash in connection with a previous business combination. During the nine months ended July 3, 2010, we used $44.1 million of cash for capital expenditures, received proceeds of $30.8 million from asset sales, and made business acquisition related payments of $14.7 million.

Net cash used in financing activities was $90.4 million and $165.6 million for the nine months ended July 2, 2011 and July 3, 2010, respectively. During the nine months ended July 2, 2011, we issued $500.0 million of long-term debt and received net proceeds of $489.0 million. Additionally, we repurchased $580.0 million of long-term debt for a purchase price of $589.4 million, plus third party costs of $1.3 million. During the nine months ended July 3, 2010, we repaid $219.9 million of our long-term debt, including $24.1 million acquired through an acquisition, and borrowed $50.6 million under two short-term debt facilities.

Other Liquidity Matters.

During the current quarter, we significantly improved our long-term debt profile. We issued $500 million of debt with a maturity date of 2019 and used the proceeds, together with existing cash, to redeem $380 million of debt due in 2013 and $200 million of debt in 2016. As a result, our next long-term debt maturity is in 2014 and the average life of our long-term debt was extended to 5.7 years. Additionally, our interest rate profile improved significantly as our new debt of $500 million has been converted to variable-rate debt through an interest rate swap and the debt we redeemed had fixed rates of 6.75% and 8.125%.

Our debt agreements currently contain a number of restrictive covenants, including prohibitions on incurring additional debt, making investments and other restricted payments, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. We were in compliance with these covenants as of July 2, 2011. Our debt agreements do not contain any financial maintenance covenants that are currently applicable to us. We may be required to seek waivers or amendments to certain covenants for our debt instruments if we are unable to comply with the requirements of the covenants in the future. We may not be able to obtain such waivers or amendments on terms acceptable to us or at all, and, in such case, these covenants could materially adversely impact our ability to conduct our business or carry out our restructuring plans.

Our next long-term debt maturity is in 2014. We may, however, consider early redemptions of our debt in future periods, possibly using proceeds from additional debt or equity financings. In addition to our existing covenant requirements, future debt financing may require us to comply with financial ratios and covenants. Equity financing, if required, may result in dilution to existing stockholders.

During 2010, one of our subsidiaries in China entered into a $50 million unsecured working capital loan facility. Borrowings under the facility bear interest at a rate equal to the three month LIBOR plus a spread. The loan facility expires in April 2012 and contains certain negative covenants that, upon default, permit the bank to deny any further advances or extension of credit or to terminate the loan agreement. As of July 2, 2011, $30 million had been borrowed under this facility and was outstanding and we were in compliance with all covenants.

Also during 2010, one of our subsidiaries in India entered into a $35 million working capital loan facility that contains no covenants and expires on June 30, 2012. Borrowings under the facility bear interest at a rate equal to LIBOR plus a spread. As of July 2, 2011, $30.4 million had been borrowed under this facility and was outstanding.

As of July 2, 2011, we have a liability of $53.8 million for uncertain tax positions. Our estimate of our liability for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties), that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability.

In connection with our acquisition of BreconRidge Corporation, we paid $15.5 million of purchase consideration in 2011 and expect to pay $2.0 million of purchase consideration in November 2011.

We have entered into, and continue to enter into, various transactions that periodically require collateral. These obligations have historically arisen from customs, import/export, VAT, utility services, debt financing, foreign exchange contracts and interest rate swaps. We have collateralized, and may from time to time collateralize, such obligations as a result of counterparty requirements or for economic reasons. As of July 2, 2011, we had collateral of $16.5 million in the form of cash against certain of our collateralized obligations. Cash used for collateral reduces our cash available for other purposes.

Our liquidity needs are largely dependent on changes in our working capital, including inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers to payment terms granted to our customers, and restrictions on our ability to move cash between subsidiaries and repatriate cash to the U.S., investments in facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of our outstanding debt. Our primary sources of liquidity include 1) cash of $582.8 million; 2) our $235 million credit facility, of which we were eligible to borrow $165.0 million as of July 2, 2011 based on the levels of eligible accounts receivable and inventories at that date; 3) short-term borrowing facilities of $85.0 million, of which $24.6 million was available as of July 2, 2011; and 4) cash generated from operations.

We believe our existing cash resources and other sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements for the next 12 months. Should our working capital requirements increase significantly over the next 12 months or we experience increases in delinquent or uncollectible accounts receivable, our cash provided by operations would be adversely impacted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. As of July 2, 2011, we had no short-term investments.

As of July 2, 2011, we had $1.2 billion of long-term debt, of which $400.0 million bears interest at a fixed rate, $257.4 million of variable rate debt has been converted to fixed rate through the use of interest rate swaps and $500.0 million of fixed rate debt has been converted to variable rate debt through the use of an interest rate swap. Accordingly, our exposure to interest rates is limited to variable rate long-term debt of $500.0 million and $60.4 million of variable-rate short-term borrowings outstanding as of July 2, 2011. The effect of an immediate 10% change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts typically have maturities of up to two months and are not designated as part of a hedging relationship in accordance with ASC 815. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the condensed consolidated statements of income. As of July 2, 2011, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $356.9 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from 1) forecasted sales denominated in currencies other than those used to pay for materials and labor and 2) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. In addition, the Company also hedges capital expenditures related to certain plant expansions in Asia. These contracts are up to twelve months in duration and are accounted for as cash flow hedges under ASC 815. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and is recognized in the condensed consolidated statement of income when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $121.4 million as of July 2, 2011. The net impact of an immediate 10% change in exchange rates would not be material to our condensed consolidated financial statements, provided we accurately forecast our foreign currency exposure. If such forecasts are materially inaccurate, we could incur significant gains or losses.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, within the Company have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 2, 2011, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

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

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. We have experienced, and may experience in the future, delays in component deliveries, which in turn could cause delays in product shipments to customers, result in reduced revenue from and have an adverse effect on our relationship with the affected customer, and our reputation generally as a reliable service provider. In addition, component shortages, whether anticipated or not, can increase our cost of goods sold and therefore decrease our gross margin since we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. Additionally, we may purchase components in advance of our requirements for those components as a result of a threatened or anticipated shortage. In this event, we may incur additional inventory carrying costs and have a heightened risk of exposure to inventory obsolescence, the cost of either of which may not be recoverable from our customers. Such costs would reduce our margins and net income. Finally, if key components become scarce, we may be required to look to second tier vendors or to procure components through brokers. Such components may be of lesser quality than those otherwise available and could cause us to incur costs to qualify such components or to replace them if they prove to be defective. In some cases, suppliers seek to obtain credit insurance for our or our subsidiaries' payment obligations as a condition to continuing to do business with us. Should such insurance not be available, our ability to continue to procure components and deliver manufactured products to our customers could be adversely impacted.

While we have not to date been significantly impacted by the March 2011 earthquake and tsunami in Japan, many of our customers are headquartered there and some of the components sourced for our customers' products are manufactured in Japan. As a result, our customers based in Japan may order reduced amounts of product from us resulting from interruptions in their own businesses and diminished demand from Japanese consumers and we may find it difficult to procure components that are currently sourced from Japanese suppliers, either of which would adversely impact our business. Such tightening of supply could prevent us from building products that require Japanese sourced components or increase our expenses as we are forced to find alternative sources of supply. Should such reduction of demand and tightening supply conditions arise and then continue over an extended period of time, our revenue, margins and net income could be reduced, perhaps significantly.
Adverse market conditions in the electronics industry could reduce our future sales and earnings per share.
 We cannot accurately predict future levels of demand for our customers' electronics products. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows. During the past two years, adverse worldwide economic conditions led to challenging conditions in the electronics industry. A number of factors, including lower asset values, price instability, geopolitical issues, the availability and cost of credit, high unemployment and concerns about the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations slowed global economic growth and resulted in recessions in many countries, including in the United States, Europe and certain countries in Asia. The conditions resulted in our customers delaying purchases or placing purchase orders for lower volumes of products than previously experienced or anticipated.

While these conditions have abated somewhat during the past year, there is still risk of an economic downturn, which could result in our customers or potential customers reducing or delaying orders, the insolvency of key suppliers, which could result in production delays, shorter payment terms from suppliers due to reduced availability of credit default insurance in the market, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, increase our need for cash, and decrease our net revenue and profitability.

Many of the industries to which we provide products have previously experienced significant financial difficulty, with some of the participants filing for bankruptcy. Such significant financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand of these financially distressed customers, the lengthening of customer payment terms, the potential inability of these companies to make full payment on amounts owed to us, or any of these factors. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy law. We do not carry insurance against the risk of customer default on their payment obligations to us.

We may be unable to obtain sufficient financing to reduce our debt levels or maintain or expand our operations,

which may cause our stock price to fall and reduce the business our customers and vendors do with us.

Our liquidity needs are largely dependent on changes in working capital, including inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers to payment terms granted to our customers, investments in facilities and equipment, acquisitions, repayments of obligations under outstanding indebtedness and repurchases of our outstanding debt. In connection with the management of our liquidity needs, we entered into a five-year $135 million asset-backed credit facility in November 2008, which we later increased to $235 million, under which we could borrow $165 million as of July 2, 2011. We also have $85 million in foreign short-term financing facilities under which $24.6 million remained available to be borrowed as of July 2, 2011. Our next long-term debt maturity is in 2014. In the event we need additional capital, whether for working capital, debt repayment or otherwise, there can be no assurance that debt or equity capital will be available on acceptable terms or at all. New financing arrangements, if available, could result in us issuing additional equity securities, which could cause dilution to existing stockholders. If additional or continued financing, including the continued extension of trade credit by our suppliers, is not available when required, our ability to repay, reduce or refinance our debt, maintain or increase our rates of production and expand our manufacturing capacity, as well as our overall liquidity, will be harmed, which could cause our stock price to fall and reduce our customers' and vendors' willingness to do business with us.

Our credit arrangements contain covenants which may adversely impact our business and the failure to comply with such covenants could cause our outstanding debt to become immediately payable.

Our debt agreements do not contain financial covenants currently applicable to us, but do include a number of negative covenants, including restrictions on incurring additional debt, making investments and other restricted payments, acquiring new businesses, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants would otherwise restrict, including refinancing our existing debt. In addition, such agreements include affirmative covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt as well as all amounts payable under our interest rate swaps on such debt, (if any) could become immediately due and payable and the incurrence of additional debt under our asset-backed credit facility would not be allowed.

Our early redemptions of debt and repurchases of stock have reduced our working capital and liquidity; debt refinancing can entail higher interest expense, which would lower our net income; interest payments on variable rate debt can increase, which would lower our net income.

During 2010 and in the first nine months of fiscal 2011, we redeemed $195.7 million and $580 million of our long-term debt, respectively. Although redemptions of debt improve our operating results by reducing our interest expense, these redemptions have reduced our liquidity. If we should repurchase or redeem additional debt or equity, our working capital and liquidity would be further reduced. In addition, should we undertake to refinance any of our outstanding long-term debt, the next maturity of which is 2014, there can be no assurance that the terms of such refinancing, particularly the interest rate, would be favorable to us. Should we be forced to replace lower interest rate debt with higher interest rate debt, our net income would be reduced. In addition, an aggregate of $500 million of our long-term debt and $60.4 million in short-term borrowings bear interest at a variable rate based upon LIBOR. Should LIBOR increase substantially in the future, our interest payments on this debt would also increase, lowering our net income. Additionally, at present there is uncertainty whether the United States government will increase its debt ceiling and avoid defaulting on its debt obligations. If the United States defaults on its obligations or if its credit rating declines, interest rates may rise which would increase our interest costs and reduce our net income.
We could experience credit problems with our customers, which would reduce our future revenues and net income.
While we seek to mitigate the impact of collection problems with our customers on our financial results by evaluating their creditworthiness on an ongoing basis and by maintaining an allowance for doubtful accounts that is assessed for adequacy quarterly, economic conditions have in the past caused certain of our customers to extend or default on their payments, declare bankruptcy or both. Should customer defaults increase substantially or exceed the level of our allowance, our revenue, net income and cash position would be reduced, perhaps significantly.

We are subject to intense competition in the EMS industry which could cause us to lose sales and therefore hurt our financial performance.

The EMS industry is highly competitive and the industry has been experiencing a surplus of manufacturing capacity, particularly in light of the slowdowns in the U.S. and certain international economies. Our competitors include major global EMS providers such as Celestica, Inc., Flextronics International Ltd., Hon Hai (Foxconn) and Jabil Circuit, Inc., as well as other EMS companies that have a regional, product, service or industry specific focus. Some of those companies have greater manufacturing and financial resources than we do. We also face competition from current and potential OEM customers who may elect to manufacture their own products internally rather than outsourcing to EMS providers.

We may not be able to offer prices as low as some of our competitors because those competitors may have lower operating costs as a result of their geographic location, greater economies of scale or the services they provide or because these competitors are willing to provide EMS services at prices we are unable or unwilling to offer. There can be no assurance that we will not lose business in the future in response to such competitive pricing or other inducements which may be offered by our competitors, which would decrease our sales and net income.

Our operating results are subject to significant uncertainties, which make predictability of our future sales and net income difficult.

Our operating results are subject to significant uncertainties, including:

•	conditions in the economy as a whole and in the electronics industry;

•
fluctuations in components prices and component shortages caused by high demand, natural disaster or otherwise, which could cause us to be unable to meet customer delivery schedules, increase our costs and potentially decrease our profitability;

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

•
our ability to efficiently move manufacturing activities to lower cost regions without adversely affecting customer relationships while controlling costs related to the closure of facilities and employee severance;

•	pricing and other competitive pressures;

•	fluctuations in the values of our assets, including real property and assets held for sale, which could result in charges to income;

•	volatility of foreign currency exchange rates;

•	changes in our tax provision due to our estimates of pre-tax income in the jurisdictions in which we operate; and

•	political and economic developments in countries in which we have operations. .

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

Our components business, which includes printed circuit boards, mechanical systems, optical components and cable manufacturing, is a key part of our strategy to grow our future margins and profitability by expanding our vertical integration capabilities. In order to grow this portion of our business profitably, we must continue to make substantial investments in the development of our components capabilities, research and development activities, test and tooling equipment and skilled personnel. Given the relatively higher fixed cost structure of this business, our success is greatly dependent upon obtaining sufficient orders for our components manufacturing services which is difficult to predict. The success of our components business also depends on our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the specifications and quality standards required by customers. In particular, our customers require that all new components used in their products be qualified in advance which can be costly both in terms of time and cost and may not result in the customers' acceptance of our components. Any of these factors could cause components revenue or margins to be less than expected, which would have an overall adverse effect on our revenues and profitability.

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
Certain of the components that we use in our manufacturing activities are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources (including oil) in our transportation activities. While significant uncertainty currently exists about the future levels of energy prices, significant long-term increases are possible. Increased energy prices could cause an increase to our raw material costs and transportation costs. In addition, increased transportation costs of certain of our suppliers could be passed along to us. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability.
Adverse changes in the key end markets we target could harm our business by reducing our sales.
We provide EMS services to companies that sell products in the communications, industrial, defense, medical,

enterprise computing and storage and multimedia markets. Adverse changes in any of these markets could reduce demand for our customers' products and make these customers more sensitive to the cost of our EMS services, either of which could reduce our sales, gross margins and net income. Factors affecting any of our customers' industries in general, or our customers in particular, have led to reductions in net sales in certain end markets, and such factors could seriously harm our business in the future. These factors include:

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

One customer represented more than 10% of our net sales and sales to our ten largest customers represented 49.2% of our net sales during the first nine months of 2011. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks related to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by such a customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes demand for their product, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could reduce our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would reduce our net sales and net income.

We are subject to risks arising from our international operations.

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 81.7% of our net sales from non-U.S. operations for the nine months ended July 2, 2011 and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

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

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous substances and wastes in the ordinary course of our manufacturing operations. We also are subject to laws and regulations governing the recyclability of products, the materials that may be included in products, and the obligations of a manufacturer to dispose of these products after end users have finished using them. If we violate environmental laws or if we occupy or occupied in the past a site at which a predecessor company caused contamination, we may be held liable for damages and the costs of remedial actions. We cannot assure you that we will not violate environmental laws and regulations in the future as a result of human error, equipment failure or other causes. Although we estimate and regularly reassess our potential liability with respect to violations or alleged violations and accrue for such liability, we cannot assure you that our accruals will be sufficient to cover the actual costs we incur as a result of these violations or alleged violations or that no violations will not occur for which a reserve has not been established. Any increase in existing reserves or establishment of new reserves for environmental liability would reduce our net income. Our failure to comply with applicable environmental laws and regulations could also limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

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

Primarily as a result of certain of our acquisitions, we have incurred liabilities associated with environmental contamination. These liabilities include ongoing investigation and remediation activities at a number of sites, including our facilities located in Irvine, California; Owego, New York; Derry, New Hampshire; Fort Lauderdale, Florida and Phoenix, Arizona. We have been named in a lawsuit alleging operations at our former facility in Santa Ana, California contributed to groundwater contamination. There can be no assurance that any other similar third-party or governmental claims will not arise and will not result in material liability to us. In addition, there are some sites, including our acquired facility in Gunzenhausen, Germany, that are known to have groundwater contamination caused by a third-party, and that third-party has provided indemnity to us for the liability.

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

We rely on a combination of copyright, patent, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property. Any failure to protect our intellectual property rights would diminish or eliminate the competitive advantages that we derive from our proprietary technology. We rely in part upon patents to protect our intellectual property position. However, a number of our patents covering certain aspects of our manufacturing processes or products have expired or will expire in the near future. Such expirations reduce our ability to assert claims against competitors or others who use or sell similar technology.

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

Any costs we incur from having to take any of these actions could be substantial and would reduce our net income.

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

Item 6. Exhibits

Exhibit Number	Description

4.1 (1)	Indenture, dated as of May 10, 2011, among Sanmina-SCI Corporation, certain subsidiaries of Sanmina-SCI Corporation, as a guarantors, and U.S. Bank National Association, as trustee.

4.2 (1)	Form of Note for Sanmina-SCI Corporation's 7% Senior Notes due 2019.

4.3 (1)	Third Supplemental Indenture, dated as of May 10, 2011, by and between Sanmina- SCI Corporation and U.S. Bank National Association, as trustee.

10.38	Agreement and Release between the Company and Hari Pillai dated May 5, 2011 (filed herewith).
10.39
Purchase Agreement among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities, Inc., Goldman Sachs & Co. and Morgan Stanley & Co. Incorporated dated April 26, 2011 (filed herewith).

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

32.1 (2)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 (2)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS (3)	XBRL Instance Document

101.SCH (3)	XBRL Taxonomy Extension Schema Document

101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (3)	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

(1)     Incorporated by reference to the same number exhibit of the Registrant's Current Report on Form 8-K filed on May 10, 2011.

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

(3)
To be filed within 30 days after the earlier of the due date or filing date of this Form 10-Q, as permitted by Section II(B)(4) of Securities and Exchange Commission Release No. 34-59324 effective April 13, 2009.

SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANMINA-SCI CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	August 1, 2011

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	August 1, 2011

EXHIBIT INDEX

Exhibit Number	Description

4.1 (1)	Indenture, dated as of May 10, 2011, among Sanmina-SCI Corporation, certain subsidiaries of Sanmina-SCI Corporation, as a guarantors, and U.S. Bank National Association, as trustee.

4.2 (1)	Form of Note for Sanmina-SCI Corporation's 7% Senior Notes due 2019.

4.3 (1)	Third Supplemental Indenture, dated as of May 10, 2011, by and between Sanmina- SCI Corporation and U.S. Bank National Association, as trustee.

10.38	Agreement and Release between the Company and Hari Pillai dated May 5, 2011 (filed herewith).
10.39
Purchase Agreement among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities, Inc., Goldman Sachs & Co. and Morgan Stanley & Co. Incorporated dated April 26, 2011 (filed herewith).

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

32.1 (2)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 (2)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS (3)	XBRL Instance Document

101.SCH (3)	XBRL Taxonomy Extension Schema Document

101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (3)	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

(1) Incorporated by reference to the same number exhibit of the Registrant's Current Report on Form 8-K filed on May 10, 2011.

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

(3)
To be filed within 30 days after the earlier of the due date or filing date of this Form 10-Q, as permitted by Section II(B)(4) of Securities and Exchange Commission Release No. 34-59324 effective April 13, 2009.