Form 10-Q/A
period 2011-07-02
SANMINA-SCI CORP
filed 2011-08-05
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A

Amendment No. 1

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number 0-21272
Sanmina-SCI Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0228183
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2700 N. First St., San Jose, CA	95,134
(Address of principal executive offices)	(Zip Code)
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

EXPLANATORY NOTE
      The Registrant is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011 (the “Original Form 10-Q”) solely in order to file the exhibits required by Item 601(b)(101) (Interactive Data File) of Regulation S-K, which are being filed within 30 days of the filing of the Original Form 10-Q as permitted by Section II(B)(4) of Securities and Exchange Commission Release No. 34-59324 effective April 13, 2009. No other part of the Original Form 10-Q is being amended hereby.

PART II - OTHER INFORMATION
Item 6. Exhibits

Exhibit Number	Description

4.1 (1)	Indenture, dated as of May 10, 2011, among Sanmina-SCI Corporation, certain subsidiaries of Sanmina-SCI Corporation, as a guarantors, and U.S. Bank National Association, as trustee.

4.2 (1)	Form of Note for Sanmina-SCI Corporation's 7% Senior Notes due 2019.

4.3 (1)	Third Supplemental Indenture, dated as of May 10, 2011, by and between Sanmina- SCI Corporation and U.S. Bank National Association, as trustee.

10.38 (1)	Agreement and Release between the Company and Hari Pillai dated May 5, 2011.

10.39 (1)
Purchase Agreement among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities, Inc., Goldman Sachs & Co. and Morgan Stanley & Co. Incorporated dated April 26, 2011.

31.1 (1)	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)(2)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)(2)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (3)	XBRL Instance Document

101.SCH (3)	XBRL Taxonomy Extension Schema Document

101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (3)	XBRL Taxonomy Extension Presentation Linkbase Document
 ________________________

(1)    Filed as an exhibit to the Original Form 10-Q.

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

(3)    XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

SANMINA-SCI CORPORATION
(Registrant)

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Chief Financial Officer (Principal Financial Officer)

Date:	August 5, 2011

EXHIBIT INDEX

Exhibit Number	Description

4.1 (1)	Indenture, dated as of May 10, 2011, among Sanmina-SCI Corporation, certain subsidiaries of Sanmina-SCI Corporation, as a guarantors, and U.S. Bank National Association, as trustee.

4.2 (1)	Form of Note for Sanmina-SCI Corporation's 7% Senior Notes due 2019.

4.3 (1)	Third Supplemental Indenture, dated as of May 10, 2011, by and between Sanmina- SCI Corporation and U.S. Bank National Association, as trustee.

10.38(1)	Agreement and Release between the Company and Hari Pillai dated May 5, 2011.

10.39(1)
Purchase Agreement among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities, Inc., Goldman Sachs & Co. and Morgan Stanley & Co. Incorporated dated April 26, 2011.

31.1(1)	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)(2)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)(2)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (3)	XBRL Instance Document

101.SCH (3)	XBRL Taxonomy Extension Schema Document

101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (3)	XBRL Taxonomy Extension Presentation Linkbase Document
 ___________________

(1)    Filed as an exhibit to the Original Form 10-Q.

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

(3)    XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.