Form 10-Q
period 2011-12-31
SANMINA-SCI CORP
filed 2012-01-26
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011
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
Yes [ ]    No [x]

As of January 18, 2012, there were 81,061,664 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2011	October 1, 2011
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$604,469	$640,288
Accounts receivable, net of allowances of $13,650 and $14,537, respectively	931,034	1,014,121
Inventories	903,780	891,325
Prepaid expenses and other current assets	77,519	83,512
Total current assets	2,516,802	2,629,246
Property, plant and equipment, net	587,807	588,097
Other	134,512	136,630
Total assets	$3,239,121	$3,353,973
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$859,337	$984,014
Accrued liabilities	114,344	109,478
Accrued payroll and related benefits	104,249	112,193
Short-term debt	59,100	60,200
Total current liabilities	1,137,030	1,265,885
Long-term liabilities:
Long-term debt	1,184,620	1,182,308
Other	132,873	135,263
Total long-term liabilities	1,317,493	1,317,571
Commitments and contingencies (Note 6)
Stockholders' equity	784,598	770,517
Total liabilities and stockholders' equity	$3,239,121	$3,353,973

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31, 2011	January 1, 2011
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,502,366	$1,662,451
Cost of sales	1,393,341	1,534,404
Gross profit	109,025	128,047

Operating expenses:
Selling, general and administrative	59,141	58,471
Research and development	4,133	4,166
Amortization of intangible assets	956	958
Restructuring and integration costs	4,054	5,039
Asset impairments	1,053	85
Gain on sales of long-lived assets, net	—	(1,627)
Total operating expenses	69,337	67,092

Operating income	39,688	60,955

Interest income	284	572
Interest expense	(21,863)	(26,661)
Other income (expense), net	(1,518)	1,217
Interest and other, net	(23,097)	(24,872)

Income before income taxes	16,591	36,083
Provision for income taxes	8,016	7,724
Net income	$8,575	$28,359

Net income per share:
Basic	$0.11	$0.36
Diluted	$0.10	$0.34

Weighted average shares used in computing per share amounts:
Basic	80,833	79,846
Diluted	82,668	82,825

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31, 2011	January 1, 2011
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$8,575	$28,359
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	25,494	25,131
Stock-based compensation expense	4,064	3,687
Benefit from doubtful accounts, product returns and other sales adjustments	(622)	(195)
Deferred income taxes	1,965	(66)
Gain on disposals of property, plant and equipment	—	(1,627)
Asset impairments	1,053	85
Other, net	(669)	330
Changes in operating assets and liabilities:
Accounts receivable	82,766	15,533
Inventories	(13,208)	11,438
Prepaid expenses and other assets	1,242	(5,259)
Accounts payable	(124,429)	(78,480)
Accrued liabilities and other long-term liabilities	518	(1,195)
Cash used in operating activities	(13,251)	(2,259)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24,259)	(33,219)
Proceeds from sales of property, plant and equipment	—	5,161
Cash paid in connection with a previous business combination	—	(8,509)
Cash used in investing activities	(24,259)	(36,567)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	2,030	2,927
Proceeds from short-term borrowings	12,000	26,400
Repayments of short-term borrowings	(13,100)	(38,000)
Net proceeds from stock issuances	94	715
Cash provided by (used in) financing activities	1,024	(7,958)
Effect of exchange rate changes	667	2,491
Decrease in cash and cash equivalents	(35,819)	(44,293)
Cash and cash equivalents at beginning of period	640,288	592,812
Cash and cash equivalents at end of period	$604,469	$548,519

Cash paid during the period for:
Interest	$11,534	$5,853
Income taxes, net of refunds	$4,100	$1,069

See accompanying notes.

SANMINA-SCI CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Sanmina-SCI Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all normal recurring and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 1, 2011, included in the Company's 2011 Annual Report on Form 10-K.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2012 and 2011 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

Note 2. Inventories

Components of inventories were as follows:

	As of
	December 31, 2011	October 1, 2011
	(In thousands)
Raw materials	$672,137	$641,918
Work-in-process	85,796	98,097
Finished goods	145,847	151,310
Total	$903,780	$891,325

Note 3. Fair Value

Fair Value Option for Long-term Debt

The Company has elected not to record its long-term debt instruments at fair value, but has measured them at fair value for disclosure purposes. As of December 31, 2011, the carrying amount and estimated fair value of the Company's long-term debt instruments were $1,157.4 million and $1,150.8 million, respectively. Fair value was estimated based on quoted prices (Level 2 input).

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

There were no transfers between levels in the fair value hierarchy during any period presented herein. The following table presents information as of December 31, 2011 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$435	$12,231	$—	$—	$12,666
Prepaid expenses and other current assets	$—	$—	$117	$4,570	$4,687
Other assets	$—	$—	$27,210	$—	$27,210
Accrued liabilities (1)	$—	$—	$(332)	$(803)	$(1,135)
Other long-term liabilities (1)	$—	$—	$(29,751)	$—	$(29,751)

(1) Liabilities, or credit balances, are presented as negative amounts.

The following table presents information as of October 1, 2011 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$435	$52,120	$—	$—	$52,555
Prepaid expenses and other current assets	$—	$—	$59	$8,243	$8,302
Other assets	$—	$—	$24,898	$—	$24,898
Accrued liabilities (1)	$—	$—	$(331)	$(8,211)	$(8,542)
Other long-term liabilities (1)	$—	$—	$(33,211)	$—	$(33,211)

(1) Liabilities, or credit balances, are presented as negative amounts.

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its Board of Directors that allow participants to defer payment of part or all of their compensation. The Company's results of operations are not significantly affected by these plans since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the above tables. As of December 31, 2011 and October 1, 2011, assets and liabilities associated with these plans of approximately $10.0 million were recorded as other non-current assets and other long-term liabilities on the condensed consolidated balance sheets.

The Company values derivatives using observable Level 2 market inputs at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled, to transact. The Company seeks high quality counterparties for all financing arrangements. For interest rate swaps, Level 2 inputs include short-term LIBOR rates, futures contracts on LIBOR between two and four years, longer term swap rates at commonly quoted intervals, and credit default swap rates for the Company and relevant counterparties. For currency contracts, Level 2 inputs include foreign currency spot and forward rates and interest rates at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements. ASC Topic 820 requires the fair value measurement of an asset or liability to reflect the nonperformance risk of the entity and the counterparty. Therefore, the counterparty's creditworthiness when in an asset position and the Company's creditworthiness when in a liability position have been considered in the fair value measurement of derivative instruments. The effect of nonperformance risk on the fair value of derivative instruments was not material as of December 31, 2011 or October 1, 2011.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

Assets held-for-sale, consisting of land and buildings, are measured at fair value on a nonrecurring basis since these assets are subject to fair value adjustments only when the carrying amount of such assets exceeds the fair value of such assets or such assets have been previously impaired and the fair value exceeds the carrying amount by less than the amount of the impairment that has been recognized. Level 2 inputs consist of independent third party valuations based on market comparables. The carrying value of the Company's assets held-for-sale was $12.8 million as of December 31, 2011 and $13.9 million as of October 1, 2011, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Note 4. Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign exchange rate risk.

Interest Rate Risk

Interest rate swaps are used to manage interest rate risk associated with borrowings under the Company's long-term debt arrangements.

Cash Flow Hedges

The Company has $257.4 million of floating rate notes outstanding as of December 31, 2011 and has interest rate swap agreements with two independent counterparties to hedge its interest rate exposure. The swap agreements, with an aggregate notional amount of $257 million and expiration dates of June 15, 2014, effectively convert the variable interest rate obligation to a fixed interest rate obligation and are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Under the terms of the swap agreements, the Company pays the independent swap counterparties a fixed rate and the swap counterparties pay the Company an interest rate equal to the three-month LIBOR. These swap agreements effectively fix the interest rate at 8.344% through maturity. As of December 31, 2011, the fair value of the interest rate swaps was $29.8 million and is included in other long-term liabilities on the condensed consolidated balance sheet.

Fair Value Hedge

The Company has $500 million of fixed-rate senior notes (the "2019 Notes") outstanding as of December 31, 2011 and has an interest rate swap with a single counterparty to hedge its exposure to changes in the fair value of the notes resulting from fluctuations in interest rates. The swap agreement, with a notional amount of $500 million and an expiration date of May 15, 2019, effectively converts these notes from fixed-rate debt to variable-rate debt. Pursuant to the interest rate swap, the Company pays the swap counterparty a variable rate equal to the three-month LIBOR plus a spread and receives a fixed rate of 7.0% from the swap counterparty. The swap counterparty has the unilateral right to terminate the swap beginning in 2014. In accordance with ASC Topic 815, the interest rate swap is accounted for as a fair value hedge but is exempt from periodic assessment of hedge effectiveness. Therefore, the change in the fair value of the 2019 Notes resulting from changes in interest rates is assumed to be equal and opposite to the change in the fair value of the interest rate swap. As of December 31, 2011, the fair value of the interest rate swap was $27.2 million and is included in other non-current assets on the condensed consolidated balance sheet.

Foreign Exchange Rate Risk

Forward contracts on various foreign currencies are used to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in foreign currencies. The Company's primary foreign currency cash flows are in certain Asian and European countries, Israel and Mexico.

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts have maturities of up to two months and are not designated as accounting hedges under ASC Topic 815. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income (expense), net, in the condensed consolidated statements of income. For the first quarter of 2012 and 2011, the Company recorded gains of $5.3 million and $2.9 million, respectively, associated with these forward contracts. From an economic perspective, gains on forward contracts substantially offset losses on the underlying hedged items for both periods presented herein.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	December 31, 2011	October 1, 2011
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$97,059	$117,224
Number of contracts	41	57
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$297,962	$466,007
Number of contracts	32	34

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivative instruments representing hedge ineffectiveness are recognized in current earnings and were not material for any period presented herein. As of December 31, 2011, AOCI related to foreign currency forward contracts was not material and AOCI related to interest rate swaps was a loss of $28.4 million, of which $11.9 million is expected to be amortized to interest expense over the next 12 months.

The following table presents the effect of cash flow hedging relationships on the Company's condensed consolidated statements of income:

Derivative Type and Income Statement Location	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended		Three Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(In thousands)
Interest rate swaps - Interest expense	$73	$1,785	$(3,313)	$(3,415)
Foreign currency forward contracts - Cost of sales	(1,201)	225	(951)	223
Total	$(1,128)	$2,010	$(4,264)	$(3,192)

Note 5. Debt

Long-term debt consisted of the following:

	As of
	December 31, 2011	October 1, 2011
	(In thousands)
Senior Floating Rate Notes due 2014	$257,410	$257,410
8.125% Senior Subordinated Notes due 2016	400,000	400,000
Senior Notes due 2019	500,000	500,000
Fair value adjustment (1)	27,210	24,898
Total long-term debt	$1,184,620	$1,182,308

(1) Represents fair value hedge accounting balance related to interest rate swaps. See Note 4 for discussion.

None of the Company's notes have financial covenants, but do have covenants that limit the Company's ability to, among other things: incur additional debt, make investments and other restricted payments, pay dividends on capital stock, redeem or repurchase capital stock or subordinated obligations; create specified liens; sell assets; create or permit restrictions on the ability of its restricted subsidiaries to pay dividends or make other distributions to the Company; engage in transactions with affiliates; incur layered debt; consolidate or merge with or into other companies; and sell all or substantially all of its assets. The restricted covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants as of December 31, 2011. Additionally, as of December 31, 2011, the Company had $25 million in letters of credit outstanding under its loan agreements against an available amount of $50 million.

The Company intends to redeem up to $150.0 million of debt due in 2016 using cash on hand. The call date is anticipated to be March 1, 2012.

Short-term debt

During the first quarter of 2012, three of the Company's wholly owned subsidiaries in China entered into a $50 million unsecured working capital loan facility that contains no covenants and expires in October 2012. Borrowings under the facility bear interest at a rate equal to LIBOR plus a spread.

As of December 31, 2011, the Company had $135 million of short-term borrowing facilities, under which $59.1 million was outstanding.

Note 6. Commitments and Contingencies

Litigation and other contingencies. From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of December 31, 2011 and October 1, 2011, the Company had reserves of $18.6 million and $18.9 million, respectively, for environmental matters, litigation and other contingencies, not including uncertain tax positions. Such reserves are included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.

The Company is subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including those addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of materials. As of December 31, 2011, the Company had been named in a lawsuit alleging its current and former sites contributed to groundwater contamination and was also a party to a regulatory agency order with respect to a former site. Although it is reasonably possible that the Company may incur a loss in connection with these matters, the amount of loss or a range of loss cannot be reasonably estimated.

On January 19, 2012, one of the Company's customers, Kodak, filed a petition for reorganization under bankruptcy law. Although it is reasonably possible that the Company may incur a loss associated with this matter, the Company is not able to estimate the possible loss or range of loss at this time. However, the Company does not believe its loss, if any, will be material.

Warranty Reserve.  The following table presents information with respect to warranty reserves, which are included in accrued liabilities on the condensed consolidated balance sheets:

	As of
	December 31, 2011	January 1, 2011
	(In thousands)
Beginning balance — end of prior year	$15,672	$17,752
Additions to accrual	1,422	974
Utilization of accrual	(1,902)	(2,624)
Ending balance — current quarter	$15,192	$16,102

Note 7. Income Taxes

Various factors affect the provision for income taxes, including the geographic composition of pre-tax income (loss), expected annual pre-tax income (loss), implementation of tax planning strategies and possible outcomes of audits and other uncertain tax positions. Management carefully monitors these factors and adjusts the interim income tax rate accordingly.

The provision for income taxes was $8.0 million and $7.7 million for the three months ended December 31, 2011 and January 1, 2011, respectively. Although income before taxes was significantly lower in the first quarter of 2012 than it was in the first quarter of 2011, the provision for income taxes was slightly higher primarily as a result of a $1.9 million write-down of certain deferred tax assets associated with our Mexico operations to reflect changes in tax law that occurred during the quarter.

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

Restructuring Plans — Prior to 2012

Due to completion of all actions under restructuring plans initiated prior to 2012 and immateriality of the remaining accrual balance related to such plans, these plans have been combined for disclosure purposes. In connection with these plans, the Company expects to incur restructuring costs in future periods associated primarily with vacant facilities until such time as those facilities have been sold or leased to third parties.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were implemented prior to 2012:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Total
	(In thousands)
Accrual balance at October 1, 2011	$6,327	$1,416	$7,743
Charges to operations	77	3,977	4,054
Utilization of accrual	(3,699)	(3,091)	(6,790)
Accrual balance at December 31, 2011	$2,705	$2,302	$5,007

Costs incurred with respect to facilities consist primarily of 1) costs to maintain vacant facilities that are owned until such facilities can be sold and 2) the portion of the Company's lease payments that have not been recovered due to the absence of sublease income for vacant leased properties. The Company expects to pay the majority of accrued restructuring costs by the end of 2012.

Note 9. Earnings Per Share

Basic and diluted amounts per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended
	December 31, 2011	January 1, 2011
	(In thousands, except per share data)
Numerator:
Net income	$8,575	$28,359

Denominator:
Weighted average used in computing per share amount:
—Basic	80,833	79,846
—Diluted	82,668	82,825

Net income per share:
—Basic	$0.11	$0.36
—Diluted	$0.10	$0.34

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect:

	Three Months Ended
	December 31, 2011	January 1, 2011
	(In thousands)
Potentially Dilutive Securities:
Employee stock options	7,643	6,271
Restricted stock units	1,188	52
Total	8,831	6,323

As of December 31, 2011, the Company's outstanding stock options and restricted stock units noted above were anti-dilutive under ASC Topic 260, Earnings per Share, either because the exercise price was higher than the Company's stock price or the application of the treasury stock method resulted in an anti-dilutive effect.

Note 10. Comprehensive Income

Other comprehensive income, net of tax as applicable, was as follows:

	Three Months Ended
	December 31, 2011	January 1, 2011
	(In thousands)
Net income	$8,575	$28,359
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,656)	400
Net unrealized gain on derivative financial instruments, net of tax	3,136	5,202
Changes in unrealized components of defined benefit plans, net of tax	(133)	38
Comprehensive income	$9,922	$33,999

The net unrealized gain on derivative financial instruments is primarily attributable to changes in the fair market value of the Company's liability under its interest rate swaps that are accounted for as cash flow hedges. The fair market value of these swaps changes primarily as a result of changes in interest rates.

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	December 31, 2011	October 1, 2011
	(In thousands)
Foreign currency translation adjustments	$108,607	$110,263
Unrealized holding losses on derivative financial instruments	(28,848)	(31,984)
Unrealized components of defined benefit plans	(7,674)	(7,541)
Total	$72,085	$70,738

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

Information by geographic segment, determined based on the country in which a product is manufactured, was as follows:

	Three Months Ended
	December 31, 2011	January 1, 2011
	(In thousands)
Net sales
Domestic	$277,874	$287,909
Mexico	289,637	344,953
China	451,237	467,362
Other international	483,618	562,227
Total	$1,502,366	$1,662,451

Percentage of net sales represented by ten largest customers	49%	49%
Number of customers representing more than 10% of net sales	1	2

Operating income (loss)
Domestic	$(5,552)	$(180)
International	45,240	61,135
Total	$39,688	$60,955

Note 12. Stock-Based Compensation

Stock compensation expense was as follows:

	Three Months Ended
	December 31, 2011	January 1, 2011
	(In thousands)
Cost of sales	$907	$1,039
Selling, general and administrative	3,130	2,606
Research and development	27	42
Total	$4,064	$3,687

	Three Months Ended
	December 31, 2011	January 1, 2011
	(In thousands)
Stock options	$2,455	$2,750
Restricted stock units	1,609	937
Total	$4,064	$3,687

As of December 31, 2011, an aggregate of 15.2 million shares were authorized for future issuance and 1.4 million shares of common stock were available for grant under the Company's stock plans, which include stock options and restricted stock awards and units.

Stock Options

Assumptions used to estimate the fair value of stock options granted were as follows:

	Three Months Ended
	December 31, 2011	January 1, 2011
Volatility	85.4%	81.9%
Risk-free interest rate	0.96%	1.3%
Dividend yield	—%	—%
Expected life of options (years)	5.0	5.0

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding, October 1, 2011	10,922	13.85	6.89	14,195
Granted	892	8.64
Exercised/Cancelled/Forfeited/Expired	(208)	12.88
Outstanding, December 31, 2011	11,606	13.46	6.91	16,839
Vested and expected to vest, December 31, 2011	10,681	13.84	6.76	12,235
Exercisable, December 31, 2011	7,282	16.04	5.87	10,721

The weighted-average grant date fair value of stock options granted during the three months ended December 31, 2011 and January 1, 2011 was $5.78 per share and $7.33 per share, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company's closing stock price on the date indicated.

As of December 31, 2011, unrecognized compensation expense related to stock options was $28.0 million, and is expected to be recognized over a weighted average period of 3.7 years.

Restricted Stock Units

The Company grants restricted stock units to executive officers, directors and certain management employees. These units vest over periods ranging from one to four years and are automatically exchanged for shares of common stock at the vesting date. Compensation expense associated with these units is recognized ratably over the vesting period.

As of December 31, 2011, unrecognized compensation expense related to restricted stock units was $14.0 million, and is expected to be recognized over a weighted average period of 2.2 years.

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding, October 1, 2011	1,838	11.42	1.63	14,249
Granted	610	8.69
Vested/Cancelled	(235)	11.39
Outstanding, December 31, 2011	2,213	10.67	1.79	19,119
Expected to vest, December 31, 2011	1,542	10.80	1.80	13,326

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenues or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the financial impact of customer bankruptcies; any statements regarding timing of closing of future cash outlays for and benefits of acquisitions; any statements about future repurchases or redemptions of debt; any statements concerning the adequacy of our liquidity; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties contained in or incorporated from Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. These include companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and are continuing to differentiate ourselves from our competitors, competition remains intense. Additionally, growing and leveraging our components manufacturing services to drive vertical integration and improve our operating margins continues to be challenging due primarily to excess capacity. Revenue from our vertically integrated components operations decreased this quarter, which creates pressure on our operating margins since our vertically integrated components operations typically have a higher contribution margin than our standard EMS operations. We continue to address these challenges on both a short-term and long-term basis.

In 2011, our annual net sales increased 4.5% despite an economic environment that continued to be challenging due to high levels of unemployment, concerns about debt levels and possible recessions in certain countries, and other factors. These conditions caused general weakness in demand in each of our market segments in the first quarter of 2012, most notably in the communications market as demand for cellular wireless access products decreased significantly. Because of these factors, we continue to remain cautious about 2012. We have experienced fluctuations in our results of operations in the past and may continue to experience such fluctuations in the future.

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented 49% of our net sales for the three months ended December 31, 2011 and January 1, 2011. Additionally, one customer represented more than 10% of our net sales during the three months ended December 31, 2011 and two customers each represented more than 10% of our net sales during the three months ended January 1, 2011.

We typically generate a significant portion of our net sales from international operations. Sales derived from products manufactured in international locations during the three months ended December 31, 2011 and January 1, 2011 were 81.5% and 82.7%, respectively, of our total net sales. The concentration of international operations has resulted primarily from a desire on the part of many of our customers to move production to lower cost locations such as Asia, Latin America and Eastern Europe. We expect this trend to continue.

Historically, we have had substantial recurring sales from existing customers. We typically enter into supply agreements with our major OEM customers. These agreements generally have terms ranging from three to five years and cover the manufacture of a range of products. Under these agreements, a customer typically agrees to purchase its requirements for specific products in particular geographic areas from us. These agreements generally do not obligate the customer to purchase minimum quantities of products. In some circumstances, our supply agreements with customers provide for cost reductions objectives during the term of the agreement.

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

For a complete description of our critical accounting policies and estimates, refer to our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 22, 2011.

Results of Operations

Key operating results

	Three Months Ended
	December 31, 2011	January 1, 2011
	(In thousands)
Net sales	$1,502,366	$1,662,451
Gross profit	$109,025	$128,047
Operating income	$39,688	$60,955
Net income	$8,575	$28,359

Net Sales

Net sales decreased from $1.7 billion in the first quarter of 2011 to $1.5 billion in the first quarter of 2012, a decrease of 9.6%. Sales by end market were as follows (dollars in thousands):

	Three Months Ended
	December 31, 2011	January 1, 2011	Increase/(Decrease)
Communications	$668,623	$797,940	$(129,317)	(16.2)%
Industrial, defense and medical	376,415	408,700	(32,285)	(7.9)%
Enterprise computing and storage	233,293	223,790	9,503	4.2%
Multimedia	224,035	232,021	(7,986)	(3.4)%
Total	$1,502,366	$1,662,451	$(160,085)	(9.6)%

Sales to customers in our communications end market decreased primarily as a result of reduced demand from existing customers, particularly for wireless communications and optical products. Sales in our industrial, defense and medical end market decreased due to weaker demand for semiconductor capital equipment and softness in defense spending. Despite supply constraints resulting from the recent floods in Thailand, sales in our enterprise computing and storage end market increased primarily as a result of increased demand from existing customers, both for established programs and new program wins for new technologies introduced by our customers. Sales in the multimedia market decreased primarily as a result of disk drive shortages resulting from the recent floods in Thailand.

Gross Margin

Gross margin decreased to 7.3% for the first quarter of 2012 from 7.7% for the first quarter of 2011. The decrease was primarily attributable to under absorption of fixed costs due to lower capacity utilization and revenue declining at a rate faster than that at which costs could be reduced.

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

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses were essentially unchanged at $58.5 million, or 3.5% of net sales, in the first quarter of 2011 compared to $59.1 million, or 3.9% of net sales, in the first quarter of 2012.

Research and Development

Research and development expenses decreased from $4.2 million, or 0.3% of net sales, in the first quarter of 2011 to $4.1 million, or 0.3% of net sales, in the first quarter of 2012.

Restructuring

Restructuring Plans — Prior to 2012

Due to completion of all actions under restructuring plans initiated prior to 2012 and immateriality of the remaining accrual balance related to such plans, these plans have been combined for disclosure purposes. We expect to incur restructuring costs in future periods associated primarily with vacant facilities until such time as those facilities have been sold or leased to third parties.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were implemented prior to 2012:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Total
	(In thousands)
Accrual balance at October 1, 2011	$6,327	$1,416	$7,743
Charges to operations	77	3,977	4,054
Utilization of accrual	(3,699)	(3,091)	(6,790)
Accrual balance at December 31, 2011	$2,705	$2,302	$5,007

Costs incurred with respect to facilities consist primarily of 1) costs to maintain vacant facilities that are owned until such facilities can be sold and 2) the portion of our lease payments that have not been recovered due to the absence of sublease income for vacant leased properties. We expect to pay the majority of accrued restructuring costs by the end of 2012.

Asset Impairments

We recorded asset impairment charges of $1.1 million and $0.1 million for the first quarter of 2012 and 2011,

respectively, related to a decline in the fair value of certain properties below the carrying amount of such properties.

Gain on Sales of Long-lived Assets

For the first quarter of 2011, we recognized $1.6 million of gains from sales of long-lived assets, consisting primarily of buildings that had been classified as assets held-for-sale on our condensed consolidated balance sheets. We recognized no such gains in the first quarter of 2012.

Interest Expense

Interest expense decreased to $21.9 million for the first quarter of 2012, from $26.7 million for the first quarter of 2011. The decrease was due to repurchases of $580 million of fixed rate long-term debt in 2011, partially offset by the issuance of $500 million of variable-rate long-term debt.

Other Income (Expense), net

The following table presents the major components of other income (expense), net:

	Three Months Ended
	December 31, 2011	January 1, 2011
	(In thousands)
Foreign exchange gains (losses)	$(1,839)	$709
Other, net	321	508
Total	$(1,518)	$1,217

We reduce our exposure to currency fluctuations through the use of foreign currency hedging instruments; however, our hedges are established based on estimated foreign currency balances. To the extent actual amounts differ from estimated amounts, we will have exposure to currency fluctuations that results in foreign exchange gains or losses.

Provision for Income Taxes

We estimate our annual effective income tax rate at the end of each quarterly period. Our estimate takes into account the geographic mix of our expected pre-tax income (loss), expected total annual pre-tax income (loss), implementation of tax planning strategies and possible outcomes of audits and other uncertain tax positions. To the extent there are fluctuations in any of these variables during a period, our provision for income taxes may vary.

Our provision for income taxes was $8.0 million and $7.7 million for the first quarter of 2012 and 2011, respectively. Although income before taxes was significantly lower in the first quarter of 2012 than it was in the first quarter of 2011, our provision for income taxes was slightly higher primarily as a result of a $1.9 million write-down of certain deferred tax assets associated with our Mexico operations to reflect changes in tax law that occurred during the quarter.

Liquidity and Capital Resources

	Three Months Ended
	December 31, 2011	January 1, 2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$(13,251)	$(2,259)
Investing activities	(24,259)	(36,567)
Financing activities	1,024	(7,958)
Effect of exchange rate changes on cash and cash equivalents	667	2,491
Decrease in cash and cash equivalents	$(35,819)	$(44,293)

Key liquidity performance measures

	Three Months Ended
	December 31, 2011	October 1, 2011
Days sales outstanding (1)	58	55
Inventory turns (2)	6.2	7.0
Accounts payable days (3)	60	57
Cash cycle days (4)	57	50

(1)
Days sales outstanding (a measure of how quickly we collect our accounts receivable), or "DSO", is calculated as the ratio of average accounts receivable, net, to average daily net sales for the quarter.

(2)	Inventory turns (annualized) are calculated as the ratio of four times our cost of sales for the quarter to average inventory.

(3)
Accounts payable days (a measure of how quickly we pay our suppliers), or "DPO", is calculated as the ratio of 365 days divided by accounts payable turns, in which accounts payable turns is calculated as the ratio of four times our cost of sales for the quarter to average accounts payable.

(4)	Cash cycle days is calculated as the ratio of 365 days to inventory turns, plus days sales outstanding minus accounts payable days.

Cash and cash equivalents were $604.5 million at December 31, 2011 and $640.3 million at October 1, 2011. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, redemptions and repurchases of debt, and other factors. Our working capital was $1.4 billion as of December 31, 2011 and October 1, 2011.

Net cash used in operating activities was $13.3 million and $2.3 million for the three months ended December 31, 2011 and January 1, 2011, respectively. Cash flows from operating activities consists of: 1) net income adjusted to exclude non-cash items such as depreciation and amortization, stock-based compensation expense, etc., and 2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities.

During the first quarter of 2012, we generated $39.9 million of cash from net income, excluding non-cash items, and we utilized $53.1 million of cash for net operating assets, resulting primarily from a decrease in accounts payable of $124.4 million and an increase in inventory of $13.2 million, partially offset by a decrease in accounts receivable of $82.8 million. The decrease in accounts payable was due primarily to decreased business volume. Although accounts payable decreased, our DPO increased from 57 days at October 1, 2011 to 60 days at December 31, 2011 primarily as a result of a change in the composition of our accounts payable from suppliers with shorter payment terms to suppliers with longer payment terms and the effect of using average ending accounts payable in our calculation of DPO. The decrease in accounts receivable was due primarily to lower net sales, partially offset by a change in payment terms for certain customers. The impact of the change in payment terms, as well as the effect of using average ending accounts receivable in our calculation of DSO, caused our DSO to increase from 55 days as of October 1, 2011 to 58 days as of December 31, 2011. Inventory turns decreased from 7.0 turns as of October 1, 2011 to 6.2 turns as of December 31, 2011 due to revenue declining at a faster rate than that at which inventory could be reduced. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments and purchases, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

Net cash used in investing activities during the first quarter of 2012 was $24.3 million, consisting of capital expenditures. Net cash used in investing activities during the first quarter of 2011 was $36.6 million, consisting of capital expenditures of $33.2 million and payments of $8.5 million in connection with a previous business combination, partially offset by proceeds of $5.1 million primarily from the sale of a building.

Net cash provided by (used in) financing activities was $1.0 million and $(8.0) million for the first quarter of 2012 and 2011, respectively. During the first quarter of 2012, we reduced our restricted cash by $2.0 million and repaid $1.1 million of short-term debt. During the first quarter of 2011, we reduced our restricted cash by $2.9 million and repaid $11.6 million of short-term debt.

Other Liquidity Matters

Our debt agreements currently contain a number of restrictive covenants, including prohibitions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. We were in compliance with these covenants as of December 31, 2011. Our debt agreements do not contain any financial covenants that are currently applicable to us. We may be required to seek waivers or amendments to certain covenants for our debt instruments if we are unable to comply with the requirements of the covenants in the future. We may not be able to obtain such waivers or amendments on terms acceptable to us or at all, and, in such case, these covenants could materially adversely impact our ability to conduct our business.

Our next long-term debt maturity is in 2014. We may, however, consider early redemptions of our debt in future periods, possibly using proceeds from additional debt or equity financings. For example, we recently announced our intention to redeem up to $150.0 million of debt due in 2016 using our existing cash. The call date is anticipated to be March 1, 2012. In addition to our existing covenant requirements, future debt financing may require us to comply with financial ratios and covenants. Equity financing, if required, may result in dilution to existing stockholders.

As of December 31, 2011, we were actively marketing a number of properties for sale. These properties are listed for sale at over $100 million. There can be no assurance as to when we will be able to sell these properties, the amount we will realize upon sale of the properties, or if we will be able to sell them at all.

As of December 31, 2011, we had a long-term liability of $61.9 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability. Additionally, we are unable to reliably estimate when cash settlement may occur.

We have entered into, and continue to enter into, various transactions that periodically require collateral. These obligations have historically arisen from customs, import/export, VAT, utility services, debt financing, foreign exchange contracts and interest rate swaps. We have collateralized, and may from time to time collateralize, such obligations as a result of counterparty requirements or for economic reasons. As of December 31, 2011, we had posted collateral of $15.1 million in the form of cash against certain of our collateralized obligations. Cash used for collateral is not available for other purposes.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of our outstanding debt. Our primary sources of liquidity include 1) cash of $604.5 million; 2) our $235 million credit facility, of which none is currently outstanding and of which we were eligible to borrow $186.2 million as of December 31, 2011 based on the levels of eligible accounts receivable and inventories at that date; 3) short-term foreign borrowing facilities of $135 million, of which $75.9 million was available as of December 31, 2011; and 4) cash generated from operations.

Our $235 million credit facility expires in November 2013, $85 million of our short-term foreign borrowing facilities expire in the third quarter of 2012, and $50 million of our short-term foreign borrowing facilities expire in the fourth quarter of 2012. Should we be unable to extend or replace these facilities when required, our liquidity would be materially reduced.

We believe our existing cash resources and other sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements for the next 12 months. Should demand for our services change significantly over the next 12 months or we experience increases in delinquent or uncollectible accounts receivable, our cash provided by operations would be adversely impacted.

As of December 31, 2011, approximately half of our cash balance was held outside of the U.S. by our foreign subsidiaries. Certain foreign countries impose taxes and penalties on transfers of cash. Should we choose or need to remit cash to the U.S., we may incur tax obligations which would reduce the amount of cash ultimately available to the U.S. We believe that cash held in the U.S., together with cash available under U.S. credit facilities and cash from foreign subsidiaries that could be remitted to the U.S. without tax consequences, will be sufficient to meet our U.S. liquidity needs for at least the next year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. As of December 31, 2011, we had no short-term investments.

As of December 31, 2011, we had $1.2 billion of long-term debt, of which $400.0 million bears interest at a fixed rate, $257.4 million of variable rate debt has been converted to fixed rate through the use of interest rate swaps and $500.0 million of fixed rate debt has been converted to variable rate debt through the use of an interest rate swap. Accordingly, our exposure to interest rates is limited to variable rate long-term debt of $500.0 million and $59.1 million of variable-rate short-term borrowings outstanding as of December 31, 2011. An immediate 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Exchange Risk

We transact business in foreign countries. Our foreign exchange policy requires that we take certain steps to limit our foreign exchange exposures in certain assets and liabilities and forecasted cash flows. However, such policy does not require us to hedge all foreign exchange exposures. Furthermore, foreign currency hedges are based on forecasted transactions and estimated balances, the amount of which may differ from that actually incurred. As a result, we can experience foreign exchange rate gains and losses in our results of operations.

Our primary foreign currency cash flows are in certain Asian and European countries, Israel and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts typically have maturities of up to two months and are not designated as part of a hedging relationship in accordance with ASC Topic 815. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the condensed consolidated statements of income. As of December 31, 2011, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $298.0 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from 1) forecasted sales denominated in currencies other than those used to pay for materials and labor and 2) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. In addition, we also hedge capital expenditures related to certain plant expansions in Asia. These contracts are up to twelve months in duration and are accounted for as cash flow hedges under ASC Topic 815. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $97.1 million as of December 31, 2011.

The net impact of an immediate 10% change in exchange rates would not be material to our condensed consolidated financial statements, provided we accurately forecast and estimate our foreign currency exposure. If such forecasts are materially inaccurate, we could incur significant gains or losses.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, within the Company have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Item 1 of Part II to our Annual Report on Form 10-K for the fiscal year ended October 1, 2011.

See also Note 6 of Notes to Condensed Consolidated Financial Statements.

From time to time, we may become involved in other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on us as a result of incurrence of defense costs, diversion of management resources and other factors. We record liabilities for legal proceedings when a loss becomes probable and the amount of loss can be reasonably estimated.

Item 1A. Risk Factors Affecting Operating Results

Adverse market conditions in the electronics industry could reduce our future sales and earnings per share.
 We cannot accurately predict future levels of demand for our customers' electronics products. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows. Beginning in the fourth quarter of 2011 and continuing through the first quarter of 2012, adverse worldwide economic conditions led to challenging conditions in the electronics industry. A number of factors, including lower asset values, price instability, geopolitical issues, the availability and cost of credit, high unemployment and concerns about the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations slowed global economic growth and resulted in recessions in many countries, including in the United States, Europe and certain countries in Asia. These conditions resulted in our customers delaying purchases or placing purchase orders for lower volumes of products than previously experienced or anticipated. These conditions have persisted and, in some cases, worsened, increasing the risk of a renewed economic downturn, in one or more geographies, particularly in Europe. Such conditions could cause a number of adverse conditions, including the insolvency of one or more customers, reduction or delay in orders from our customers or potential customers due to a reduced availability of credit or demand for their products, the insolvency of key suppliers, which could result in production delays and, shorter payment terms from suppliers due to reduced availability of credit default insurance in the market. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, increase our need for cash, and decrease our net revenue and profitability.

We may experience component shortages or price increases, which could cause us to delay shipments to customers and reduce our sales and net income; the natural disasters in Japan and Thailand could also reduce our sales and profitability.

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. We have experienced, and may experience in the future, delays in component deliveries, which in turn could cause delays in product shipments to customers, result in reduced revenue from and have an adverse effect on our relationship with affected customers, and our reputation generally as a reliable service provider. In addition, component shortages, whether anticipated or not, can increase our cost of goods sold and therefore decrease our gross margin since we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. Additionally, we may purchase components in advance of our requirements for such components as a result of a threatened or anticipated shortage. In this event, we may incur additional inventory carrying costs and have a heightened risk of exposure to inventory obsolescence, the cost of either of which may not be recoverable from our customers. Such costs would reduce our margins and net income. Finally, if key components become scarce, we may be required to look to second tier vendors or to procure components through brokers. Such components may be of lesser quality than those otherwise available and could cause us to incur costs to qualify such components or to replace them if they prove to be defective.

The continuing economic effects of the March 2011 earthquake and tsunami in Japan may result in our customers based in Japan ordering reduced amounts of product from us resulting from interruptions in their own businesses and diminished demand from Japanese consumers. In addition, recent floods in Thailand have adversely affected and may adversely impact our ability to source components in that country in the future. A slow-down in the pace of recovery in Japan or a continuation of adverse conditions in Thailand could harm our business in the future by preventing us from building products that require components sourced in those countries or increasing our expenses as we are forced to find alternative sources of supply. Should such reduction of demand and tightening supply conditions continue over an extended period of time, our revenue, margins and net income could be reduced, perhaps significantly.

Our customers could experience credit problems, which would reduce our future revenues and net income.

Many of the industries to which we provide products have previously experienced significant financial difficulty, with some of the participants filing for bankruptcy. Such financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand from these financially distressed customers, the lengthening of customer payment terms, the potential inability of these companies to make full payment on amounts owed to us or to purchase inventory we acquired to support their businesses, or any of these factors. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy laws. We do not carry insurance against the risk of customer default on their payment obligations to us.

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

Cash generated from operations is highly variable. For example, during 2010, we used $78 million of cash in operating activities, in 2011 we generated $235 million in cash from operating activities and in the first quarter of 2012, we used $13 million of cash in operating activities. Our cash generated by or used in operations is impacted by a number of variables, including customer and supplier payment terms, timeliness of customer payments to us and the extent to which we need to increase inventories in response to customer forecasts. Our ability to make capital expenditures and pay down debt or whether we need to utilize our borrowing facilities depends in large part on our ability to generate cash from operations. To the extent our cash from operations fluctuates significantly in the future, our ability to make such investments and payments could be adversely impacted, which could also adversely impact our ability to expand our business and reduce our indebtedness.

Our strategy to pursue higher margin business depends in part on the success of our components business, which, if not successful, could cause our future gross margins and operating results to be lower.

A key part of our strategy is to grow our components business, which includes printed circuit board, memory modules mechanical systems, cables and optical products. A decrease in orders for these products can have a disproportionate adverse impact on our profitability since these products generally carry higher than average contribution margins. For example, in the second quarter of 2011, a sudden drop in optical product orders contributed to a failure of our revenue and gross margin to meet analyst expectations. In order to grow this portion of our business profitability, we must continue to make substantial investments in the development of our components capabilities, research and development activities, test and tooling equipment and skilled personnel. The success of our components business also depends on our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the specifications and quality standards required by customers. In particular, our customers require that all new components used in their products be qualified in advance which can be costly both in terms of time and cost and may not result in the customers' acceptance of our components. Any of these factors could cause our components revenue or margins to be less than expected, which would have an overall adverse and potentially disproportionate effect on our revenues and profitability.
Adverse changes in the key end markets we target could harm our business by reducing our sales.
We provide EMS services to companies that sell products in the communications, industrial, defense, medical, enterprise computing and storage, multimedia, clean technology and automotive industries. Adverse changes in any of these markets could reduce demand for our customers' products and make these customers more sensitive to the cost of our EMS services, either of which could reduce our sales, gross margins and net income. Factors affecting any of our customers' industries in general, or our customers in particular, have led to reductions in net sales in certain end markets, and such factors could seriously harm our business in the future. These factors include:

•	short product life cycles of our customers' products leading to continuing new requirements and specifications and product obsolescence, either of which could cause us to lose business;

•	failure of our customers' products to gain widespread commercial acceptance which could decrease the volume of orders customers place with us; and

•	recessionary periods in our customers' markets which decrease orders from affected customers.

In addition, in the case of our defense business, future U.S. government budget conditions and the scheduled withdrawal of armed forces from Afghanistan could result in a decrease in defense spending, which in turn could cause a reduction in orders placed by the government or defense contractors for products manufactured by our defense and aerospace (DAS) division. Since such products carry higher margins than many of our other products and services, such a decrease would contribute disproportionately to a reduction in our gross margin and profitability. An unexpected decline in DAS orders during the second quarter of 2011 contributed to our financial results not meeting analyst expectations for such quarter. Although it appears that revenue levels from our defense and aerospace customers have stabilized, there can be no assurance that we will not experience declines in demand in the future.

We may be unable to obtain sufficient financing to reduce our debt levels or maintain or expand our operations, which may cause our stock price to fall and reduce the business our customers and vendors do with us.

Our liquidity is largely dependent on changes in working capital, including inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers to payment terms granted to our customers, investments in facilities and equipment, acquisitions, repayments of obligations under outstanding indebtedness and repurchases of our outstanding debt. In order to improve our liquidity, we entered into a five-year $135 million asset-backed credit facility in November 2008, which we later increased to $235 million, under which we could borrow $186.2 million as of December 31, 2011. We also have $135 million in foreign short-term financing facilities under which $75.9 million remained available to be borrowed as of December 31, 2011. Our asset-backed credit facility expires in November 2013 and our next long-term debt maturity is in 2014. In addition, $85 million of our foreign short-term credit facilities expire in the third quarter of 2012 and $50 million expires in the fourth quarter of 2012. In the event we need additional capital, whether for working capital, debt repayment or otherwise, there can be no assurance that debt or equity capital will be available on acceptable terms or at all. New financing could result in us issuing additional equity securities, which could cause dilution to existing stockholders. If additional or continued financing, including the continued extension of trade credit by our suppliers, is not available when required, our liquidity would be reduced. The risks of reduced liquidity include an inability to maintain or increase our rates of production, to make necessary capital expenditures in order to maintain and expand our manufacturing capacity as needed, and to repay, reduce or refinance our debt. Any of these issues could cause our stock price to fall and reduce our customers' and vendors' willingness to do business with us.

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

Early redemptions and repurchases of debt reduce our working capital and liquidity; debt refinancing can entail higher interest expense, which would lower our net income; interest payments on variable rate debt can increase, which would lower our net income.

During 2010 and 2011, we redeemed $195.7 million and net $80 million of our long-term debt, respectively. In addition, in January 2012, we announced that we would redeem $150 million of our long-term debt using cash on hand. Although redemptions and repurchases of debt improve our operating results by reducing our interest expense, these actions reduce our liquidity. If we should repurchase or redeem additional debt or equity, our working capital and liquidity would be further reduced. In addition, should we undertake to refinance any of our outstanding long-term debt, the next maturity of which is 2014, there can be no assurance that the terms of such refinancing, particularly the interest rate, would be favorable to us. Should we be forced to replace lower interest rate debt with higher interest rate debt, our net income would be reduced. In addition, an aggregate of $500 million of our long-term debt and $59.1 million in short-term borrowings bear interest at a variable rate based upon LIBOR. Interest rates, including LIBOR, can rise due to a variety of factors, including governmental debt levels, ratings downgrade of U.S. or other sovereign debt, the pace of economic growth and central bank actions. Should LIBOR increase substantially in the future for any reason, interest payments on our variable interest rate debt would also increase, lowering our net income.

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

Our operating results are subject to significant uncertainties, which make predictability of our future sales and net income difficult.

Our operating results are subject to significant uncertainties, including:

•	conditions in the economy as a whole and in the electronics industry;

•	fluctuations in components prices and component shortages caused by high demand, natural disaster or otherwise;

•	timing of new product development by our customers which creates demand for our services;

•	levels of demand in the end markets served by our customers;

•	our ability to replace declining sales from end-of-life programs with new business wins;

•	timing of orders from customers and the accuracy of their forecasts;

•	inventory levels of customers, which if high relative to their normal sales volume, could cause them to reduce their orders to us;

•	timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor;

•	increased labor costs in the regions in which we operate;

•	mix of products ordered by and shipped to major customers, as high volume and low complexity manufacturing services typically have lower gross margins than more complex and lower volume services;

•	degree to which we are able to utilize our available manufacturing capacity;

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

•	pricing and other competitive pressures;

•	fluctuations in the values of our assets, including real property and assets held for sale, which could result in charges to income;

•	volatility of foreign currency exchange rates;

•	changes in our tax provision due to changes in our estimates of pre-tax income in the jurisdictions in which we operate; and

•	political and economic developments in countries in which we have operations which could restrict our operations or increase our costs.

If any of these uncertainties should be realized, our financial results could be adversely impacted.

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
We generally do not obtain long-term volume purchase commitments from customers and, therefore, cancellations, reductions in production quantities, delays in production by our customers and changes in customer requirements could reduce our sales and net income.
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
Our components are manufactured using a number of commodities, including petroleum, gold, copper and other metals that are subject to frequent and unpredictable changes in price due to worldwide demand, investor interest and economic conditions. We do not hedge against the risk of these fluctuations, but rather attempt to adjust our product pricing to reflect such changes. Should significant increases in commodities prices occur and should we not be able to increase our product prices enough to offset these increased costs, our gross margins and profitability would decrease, perhaps significantly.
Energy price increases may negatively impact our results of operations.
We, along with our suppliers and customers, rely on various energy sources (including oil) in our manufacturing and transportation activities. Significant uncertainty currently exists about the future levels of energy prices and significant long-term increases are possible. Increased energy prices could cause an increase to our raw material costs and transportation costs. In addition, increased transportation costs of certain of our suppliers could be passed along to us. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability.

We rely on a relatively small number of customers for a substantial portion of our sales, and declines in sales to these customers would reduce our net sales and net income.

One customer represented more than 10% of our net sales and sales to our ten largest customers represented 49% of our net sales during the first quarter of 2012. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks related to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by such a customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes demand for their product, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could reduce our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would reduce our net sales and net income.

We are subject to risks arising from our international operations.

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 81.5% of our net sales from non-U.S. operations in the first quarter of 2012 and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result of our international operations, we are affected by economic and political conditions in foreign countries, including:

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

Additionally, a significant portion of our worldwide cash reserves are generated by, and therefore held in, foreign jurisdictions. Certain of such jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant taxes to repatriate these funds.

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

We have incurred significant expenses related to restructuring of our operations in the past and may continue to do so in the future. For example, we have moved, and may continue to move, our operations from higher-cost to lower-cost locations to meet customer requirements. We have incurred costs related to workforce reductions, facilities closure, work stoppages and labor unrest resulting from the closure of our facilities in higher cost locations. In addition, we have incurred unanticipated costs related to the transfer of operations to lower-cost locations, including costs related to integrating new facilities, managing operations in dispersed locations and realigning our business processes. We also have incurred costs to restructure operations that have been acquired in order to integrate them into our Company. We expect to be required to record additional charges related to restructuring activities in the future, but cannot predict the timing or amount of such charges. Any such charges would reduce our net income.

Our results can be adversely affected by rising labor costs.

There is substantial uncertainty about future labor costs, in particular within the lower-cost regions in which we operate. In the past, labor disputes and strikes based partly on wages have slowed or stopped production at certain manufacturers in China and India. In some cases, employers have responded by significantly increasing the wages of workers at such plants. In addition, the cost structure in certain countries that are now considered to be favorable may increase as economies develop, causing local wages to rise. If we are required to make any substantial increase in wages that we are unable to recover from our customers, our profitability would be reduced.

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

Our business could be adversely affected by any delays, or increased costs, resulting from the use of common carriers to transport our materials and, products.
We rely on a variety of common carriers to transport our raw materials and components from our suppliers to us, and to transport our products to our customers. The use of common carriers is subject to a number of risks, including increased costs due to rising energy prices and labor, vehicle and insurance costs, criminal activity, such as hijackings, resulting in losses of shipments, delivery delays resulting from labor disturbances and strikes and other factors beyond our control. While we attempt to mitigate our liability for any losses resulting from these risks through contracts with our customers, suppliers and insurance carriers, any costs or losses that cannot be mitigated could reduce our profitability, require us to manufacture replacement product or damage our relationships with our customers.

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

We are required to comply with all applicable domestic and foreign export control laws, including the International Traffic in Arms Regulations (“ITAR”) and the Export Administration Regulations (“EAR”). Some items manufactured by us are controlled for export by the United States Department of Commerce's Bureau of Industry and Security under the EAR. In addition, we are subject to the Foreign Corrupt Practices Act and international counterparts relating to bribery of foreign governments and officials. Violation of any of these laws or regulations could result in significant sanctions, including large monetary penalties and suspension or debarment from participation in future government contracts, which could reduce our future revenue and net income.

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

We carry various forms of business and liability insurance in amounts we believe are reasonable and customary for similarly situated companies in our industry. However, we do not have insurance coverage for all of the risks and liabilities we assume in connection with the products and services we provide to our customers, such as potential warranty, product liability, intellectual property infringement, product recall claims and losses due to hacking or intrusion into our IT infrastructure. In addition, our policies generally have self-insured retentions, or deductibles, that would reduce the amount of our potential recoveries from insurance. As a result, not all of our potential business losses are covered under our insurance policies. Should we sustain a significant uncovered loss, our net income would be reduced.

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
10.41
Amendment No. 3 dated as of October 20, 2011 to Loan, Guaranty and Security Agreement dated as of November 19, 2008 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A., as agent for such lenders (filed herewith).

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

32.1 (1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 (1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

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

(2)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANMINA-SCI CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	January 25, 2012

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	January 25, 2012

EXHIBIT INDEX

Exhibit Number	Description
10.41
Amendment No. 3 dated as of October 20, 2011 to Loan, Guaranty and Security Agreement dated as of November 19, 2008 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A., as agent for such lenders (filed herewith).

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

32.1 (1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 (1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

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

(2)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.