Form 10-Q
period 2012-03-31
SANMINA-SCI CORP
filed 2012-05-01
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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
Yes [ ]    No [x]

As of April 23, 2012, there were 81,499,343 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2012	October 1, 2011
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$464,419	$640,288
Accounts receivable, net of allowances of $12,205 and $14,537, respectively	928,943	1,014,121
Inventories	862,392	891,325
Prepaid expenses and other current assets	68,507	83,512
Total current assets	2,324,261	2,629,246
Property, plant and equipment, net	577,182	588,097
Other	129,313	136,630
Total assets	$3,030,756	$3,353,973
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$834,272	$984,014
Accrued liabilities	102,680	109,478
Accrued payroll and related benefits	105,873	112,193
Short-term debt	30,000	60,200
Total current liabilities	1,072,825	1,265,885
Long-term liabilities:
Long-term debt	1,033,053	1,182,308
Other	132,175	135,263
Total long-term liabilities	1,165,228	1,317,571
Commitments and contingencies (Note 6)
Stockholders' equity	792,703	770,517
Total liabilities and stockholders' equity	$3,030,756	$3,353,973

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,463,082	$1,569,058	$2,965,448	$3,231,509
Cost of sales	1,356,734	1,452,227	2,750,075	2,986,631
Gross profit	106,348	116,831	215,373	244,878

Operating expenses:
Selling, general and administrative	62,940	62,212	122,081	120,683
Research and development	5,923	4,914	10,056	9,080
Amortization of intangible assets	767	959	1,723	1,917
Restructuring and integration costs	5,486	4,510	9,540	9,549
Asset impairments	1,024	—	2,077	85
Gains on sales of long-lived assets, net	—	(398)	—	(2,025)
Total operating expenses	76,140	72,197	145,477	139,289

Operating income	30,208	44,634	69,896	105,589

Interest income	442	562	726	1,134
Interest expense	(20,367)	(26,269)	(42,230)	(52,930)
Other income (expense), net	(4,841)	2,061	(6,359)	3,278
Interest and other, net	(24,766)	(23,646)	(47,863)	(48,518)

Income before income taxes	5,442	20,988	22,033	57,071
Provision for income taxes	6,881	7,923	14,897	15,647
Net income (loss)	$(1,439)	$13,065	$7,136	$41,424

Net income (loss) per share:
Basic	$(0.02)	$0.16	$0.09	$0.52
Diluted	$(0.02)	$0.16	$0.09	$0.50

Weighted average shares used in computing per share amounts:
Basic	81,225	80,242	81,059	80,044
Diluted	81,225	83,940	83,511	83,338

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31, 2012	April 2, 2011
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$7,136	$41,424
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	50,511	49,997
Stock-based compensation expense	8,593	7,924
Benefit from doubtful accounts, product returns and other sales adjustments	(1,037)	(543)
Deferred income taxes	1,399	(477)
Loss on extinguishment of debt	6,461	—
Gain on disposals of property, plant and equipment	—	(2,025)
Asset impairments	2,077	85
Other, net	(263)	521
Changes in operating assets and liabilities:
Accounts receivable	85,839	55,902
Inventories	29,007	25,723
Prepaid expenses and other assets	11,440	5,610
Accounts payable	(147,354)	(65,774)
Accrued liabilities and other long-term liabilities	(7,086)	(13,828)
Cash provided by operating activities	46,723	104,539

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(40,655)	(54,760)
Proceeds from sales of property, plant and equipment	2,517	8,347
Cash paid in connection with a previous business combination	(2,049)	(8,509)
Cash used in investing activities	(40,187)	(54,922)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	3,540	14,637
Repayments of long-term debt	(154,062)	—
Debt issuance costs	(2,685)	—
Proceeds from short-term borrowings	44,000	31,800
Repayments of short-term borrowings	(74,200)	(34,900)
Net proceeds from stock issuances	1,702	3,141
Cash provided by (used in) financing activities	(181,705)	14,678

Effect of exchange rate changes	(700)	(2,362)
Increase (decrease) in cash and cash equivalents	(175,869)	61,933
Cash and cash equivalents at beginning of period	640,288	592,812
Cash and cash equivalents at end of period	$464,419	$654,745

Cash paid during the period for:
Interest	$39,434	$48,801
Income taxes, net of refunds	$6,890	$5,343

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

Results of operations for the six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2012 and 2011 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

Note 2. Inventories

Components of inventories were as follows:

	As of
	March 31, 2012	October 1, 2011
	(In thousands)
Raw materials	$610,025	$641,918
Work-in-process	100,121	98,097
Finished goods	152,246	151,310
Total	$862,392	$891,325

Note 3. Fair Value

Fair Value Option for Long-term Debt

The Company has elected not to record its long-term debt instruments at fair value, but has measured them at fair value for disclosure purposes. As of March 31, 2012, the carrying amount and estimated fair value of the Company's long-term debt instruments were $1,007.4 million and $1,022.0 million, respectively. Fair value was estimated based on quoted prices (Level 2 inputs).

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

There were no transfers between levels in the fair value hierarchy during any period presented herein. The following table presents information as of March 31, 2012 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$435	$12,962	$—	$—	$13,397
Prepaid expenses and other current assets	$—	$—	$80	$788	$868
Other assets	$—	$—	$25,643	$—	$25,643
Accrued liabilities (1)	$—	$—	$(21)	$(1,184)	$(1,205)
Other long-term liabilities (1)	$—	$—	$(28,103)	$—	$(28,103)

(1) Liabilities, or credit balances, are presented as negative amounts.

The following table presents information as of October 1, 2011 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$435	$52,120	$—	$—	$52,555
Prepaid expenses and other current assets	$—	$—	$59	$8,243	$8,302
Other assets	$—	$—	$24,898	$—	$24,898
Accrued liabilities (1)	$—	$—	$(331)	$(8,211)	$(8,542)
Other long-term liabilities (1)	$—	$—	$(33,211)	$—	$(33,211)

(1) Liabilities, or credit balances, are presented as negative amounts.

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its Board of Directors that allow participants to defer payment of part or all of their compensation. The Company's results of operations are not significantly affected by these plans since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the above tables. As of March 31, 2012, assets and liabilities associated with these plans of approximately $9.0 million ($10.0 million as of October 1, 2011) were recorded as other non-current assets and other long-term liabilities on the condensed consolidated balance sheets.

The Company values derivatives using observable Level 2 market inputs at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled, to transact. The Company seeks high quality counterparties for all financing arrangements. For interest rate swaps, Level 2 inputs include short-term LIBOR rates, futures contracts on LIBOR between two and four years, longer term swap rates at commonly quoted intervals, and credit default swap rates for the Company and relevant counterparties. For currency contracts, Level 2 inputs include foreign currency spot and forward rates and interest rates at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements. ASC Topic 820 requires the fair value measurement of an asset or liability to reflect the nonperformance risk of the entity and the counterparty. Therefore, the counterparty's creditworthiness when in an asset position and the Company's creditworthiness when in a liability position have been considered in the fair value measurement of derivative instruments. The effect of nonperformance risk on the fair value of derivative instruments was not material as of March 31, 2012 or October 1, 2011.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

Assets held-for-sale, consisting of land and buildings, are measured at fair value on a nonrecurring basis since these assets are subject to fair value adjustments only when the carrying amount of such assets exceeds the fair value of such assets or such assets have been previously impaired and the fair value exceeds the carrying amount by less than the amount of the impairment that has been recognized. Level 2 inputs consist of independent third party valuations based on market comparables. The carrying value of the Company's assets held-for-sale was $10.5 million as of March 31, 2012 and $13.9 million as of October 1, 2011, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheets. For the three and six months ended March 31, 2012, the Company recorded impairment charges of $1.0 million and $2.1 million, respectively, in connection with properties held-for-sale.

Note 4. Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign exchange rate risk.

Interest Rate Risk

Interest rate swaps are used to manage interest rate risk associated with borrowings under the Company's long-term debt arrangements.

Cash Flow Hedges

The Company has $257.4 million of floating rate notes outstanding as of March 31, 2012 and has interest rate swap agreements with two independent counterparties to hedge its interest rate exposure. The swap agreements, with an aggregate notional amount of $257 million and expiration dates of June 15, 2014, effectively convert the variable interest rate obligation to a fixed interest rate obligation and are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Under the terms of the swap agreements, the Company pays the independent swap counterparties a fixed rate and the swap counterparties pay the Company an interest rate equal to the three-month LIBOR. These swap agreements effectively fix the interest rate at 8.344% through maturity. As of March 31, 2012, the fair value of the interest rate swaps was $28.1 million and is included in other long-term liabilities on the condensed consolidated balance sheet.

Fair Value Hedge

The Company has $500 million of fixed-rate senior notes (the "2019 Notes") outstanding as of March 31, 2012 and has an interest rate swap with a single counterparty to hedge its exposure to changes in the fair value of the notes resulting from fluctuations in interest rates. The swap agreement, with a notional amount of $500 million and an expiration date of May 15, 2019, effectively converts these notes from fixed-rate debt to variable-rate debt. Pursuant to the interest rate swap, the Company pays the swap counterparty a variable rate equal to the three-month LIBOR plus a spread and receives a fixed rate of 7.0% from the swap counterparty. The swap counterparty has the unilateral right to terminate the swap beginning in 2014. In accordance with ASC Topic 815, the interest rate swap is accounted for as a fair value hedge but is exempt from periodic assessment of hedge effectiveness. Therefore, the change in the fair value of the 2019 Notes resulting from changes in interest rates is assumed to be equal and opposite to the change in the fair value of the interest rate swap. As of March 31, 2012, the fair value of the interest rate swap was $25.6 million and is included in other non-current assets on the condensed consolidated balance sheet.

Foreign Exchange Rate Risk

Forward contracts on various foreign currencies are used to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in foreign currencies. The Company's primary foreign currency cash flows are in certain Asian and European countries, Israel and Mexico.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	March 31, 2012	October 1, 2011
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$98,339	$117,224
Number of contracts	40	57
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$254,711	$466,007
Number of contracts	34	34

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts have maturities of up to two months and are not designated as accounting hedges under ASC Topic 815. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income (expense), net, in the condensed consolidated statements of operations. For the three and six months ended March 31, 2012, the Company recorded losses of $0.6 million and gains of $4.6 million, respectively, associated with these forward contracts. For the three and six months ended April 2, 2011, the Company recorded gains of $0.5 million and $3.3 million, respectively. From an economic perspective, gains and losses on forward contracts substantially offset gains and losses on the underlying hedged items for both periods presented herein.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivative instruments representing hedge ineffectiveness are recognized in current earnings and were not material for any period presented herein. As of March 31, 2012, AOCI related to foreign currency forward contracts was not material and AOCI related to interest rate swaps was a loss of $26.7 million, of which $12.6 million is expected to be amortized to interest expense over the next 12 months.

The following table presents the effect of cash flow hedging relationships on the Company's condensed consolidated statements of operations:

Derivative Type and Income Statement Location	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(In thousands)
Interest rate swaps - Interest expense	$(1,565)	$152	$(1,492)	$1,937	$(3,200)	$(3,400)	$(6,513)	(6,815)
Foreign currency forward contracts - Cost of sales	(209)	710	(1,410)	935	(429)	686	(1,380)	909
Total	$(1,774)	$862	$(2,902)	$2,872	$(3,629)	$(2,714)	$(7,893)	(5,906)

Note 5. Debt

Long-term debt consisted of the following:

	As of
	March 31, 2012	October 1, 2011
	(In thousands)
Senior Floating Rate Notes due 2014 ("2014 Notes")	$257,410	$257,410
Senior Subordinated Notes due 2016 ("2016 Notes")	250,000	400,000
Senior Notes due 2019	500,000	500,000
Fair value adjustment (1)	25,643	24,898
Total long-term debt	$1,033,053	$1,182,308

(1) Represents fair value hedge accounting balance related to interest rate swaps. See Note 4 for discussion.

On March 1, 2012, the Company redeemed $150.0 million of its 2016 Notes at par plus a premium and accrued interest. In connection with this redemption, the Company recorded a loss on extinguishment of $6.5 million in other income (expense), net on the condensed consolidated statement of operations, consisting of redemption premiums of $4.1 million and a write-off of unamortized debt issuance costs of $2.4 million,

On April 9, 2012, the Company redeemed an additional $100.0 million of its 2016 Notes at par plus a premium and accrued interest. In connection with this redemption, the Company expects to record a loss in the third quarter of 2012 of $4.2 million, consisting of redemption premiums of $2.7 million and a write-off of unamortized debt issuance costs of $1.5 million.

Asset-backed Lending Facility

On March 16, 2012, the Company entered into an Amended and Restated Loan, Guaranty and Security Agreement (the “Loan Agreement”), among the Company, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for such lenders. The Loan Agreement amended and restated the Company’s existing Loan, Guaranty and Security Agreement, dated as of November 19, 2008. The Company incurred $2.7 million of debt issuance costs in connection with this amendment. Such costs are included in other non-current assets on the condensed consolidated balance sheet and are being amortized to interest expense over the life of the facility on a straight-line basis.

The Loan Agreement provides for a $300.0 million secured asset-based revolving credit facility with a $100.0 million letter of credit sublimit. The facility may be increased by an additional $200.0 million upon obtaining additional commitments from the lenders then party to the Loan Agreement or new lenders. The Loan Agreement expires on the earlier of (i) the date that is 90 days prior to the maturity date of the Company's 2014 Notes or 2016 Notes, in each case if such notes are not repaid, redeemed, defeased, refinanced or reserved for under the borrowing base under the Loan Agreement prior to such date, and (ii) March 16, 2017 (the “Maturity Date”). Loans under the Loan Agreement bear interest, at the Company's option, at a rate equal to LIBOR or a base rate equal to Bank of America, N.A.'s announced prime rate, in each case plus a spread. A commitment fee accrues on any unused portion of the commitments under the Loan Agreement at a rate per annum based on usage. Interest on loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period in the case of LIBOR loans. Principal, together with accrued and unpaid interest, is due on the Maturity Date. As of March 31, 2012, there were no loans and $23.3 million of letters of credit outstanding under the Loan Agreement.

None of the Company's notes or credit facilities have financial covenants currently applicable to the Company, but do have covenants that limit the Company's ability to, among other things: incur additional debt, make investments and other restricted payments, pay dividends on capital stock, redeem or repurchase capital stock or subordinated obligations; create specified liens; sell assets; create or permit restrictions on the ability of its restricted subsidiaries to pay dividends or make other distributions to the Company; engage in transactions with affiliates; incur layered debt; consolidate or merge with or into other companies; and sell all or substantially all of its assets. These restrictive covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants as of March 31, 2012.

Short-term debt

During the first quarter of 2012, three of the Company's wholly owned subsidiaries in China entered into a $50.0 million unsecured working capital loan facility that contains no covenants. Borrowings under this facility bear interest at a rate equal to LIBOR plus a spread.

As of March 31, 2012, the Company had $135.0 million of short-term borrowing facilities, under which $30.0 million was outstanding.

Note 6. Commitments and Contingencies

Litigation and other contingencies. From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of March 31, 2012 and October 1, 2011, the Company had reserves of $19.1 million and $18.9 million, respectively, for environmental matters, litigation and other contingencies, excluding uncertain tax positions. Such reserves are included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.

The Company is subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including those addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of materials. As of March 31, 2012, the Company had been named in a lawsuit alleging certain of its current and former sites contributed to groundwater contamination. Although it is reasonably possible that the Company may incur a loss in connection with this matter, the amount of loss or a range of loss cannot be reasonably estimated. Additionally, the Company is a party to a regulatory agency order with respect to a former site. Although it is probable that the Company will incur a loss in connection with this matter, the amount of loss or range of loss cannot be reasonably estimated since the Company has not completed its assessment of the nature and extent of contamination. Accordingly, the Company has not recorded a liability for this matter as of March 31, 2012.

In January 2012, one of the Company’s customers filed a petition for reorganization under bankruptcy law. As a result, the Company performed an analysis as of March 31, 2012 to quantify its potential exposure, considering factors such as which legal entities of the customer are included in the bankruptcy reorganization, future demand from the customer, and administrative and reclamation claim priority. As a result of the analysis, the Company recorded reserves of $2.8 million as of March 31, 2012 for potential claims and certain balances that may not be collectible or recoverable. The Company’s estimates are subject to change as additional information becomes available.

Warranty Reserve.  The following table presents information with respect to warranty reserves, which are included in accrued liabilities on the condensed consolidated balance sheets:

	As of
	March 31, 2012	April 2, 2011
	(In thousands)
Beginning balance — end of prior year	$15,672	$17,752
Additions to accrual	3,160	3,008
Utilization of accrual	(3,973)	(5,307)
Ending balance — current quarter	$14,859	$15,453

Note 7. Income Taxes

Various factors affect the provision for income taxes, including the geographic composition of pre-tax income (loss), expected annual pre-tax income (loss), implementation of tax planning strategies and possible outcomes of audits and other uncertain tax positions. Management carefully monitors these factors and adjusts the interim income tax rate accordingly.

The provision for income taxes was $6.9 million and $14.9 million for the three and six months ended March 31, 2012, compared to $7.9 million and $15.6 million for the three and six months ended April 2, 2011, respectively. During the first quarter of 2012, the Company recorded a $1.9 million write-down of certain deferred tax assets associated with its Mexico operations to reflect changes in tax law that occurred during that quarter.

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

During the second quarter of 2012, the Company initiated a restructuring plan to cease manufacturing activities in one of its facilities. Costs associated with this plan are expected to be $1.7 million and to include employee severance, costs related to leased facilities and asset impairment charges. In connection with actions taken to date under this plan, the Company recorded employee termination benefits of $0.8 million for 845 employees, $0.3 million of costs related to leased facilities and $0.2 million of asset impairment charges. All remaining costs are expected to be incurred by June 30, 2012 and the majority of cash payments are expected to be made by such date.

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

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were implemented prior to 2012:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Total
	(In thousands)
Accrual balance at October 1, 2011	$6,327	$1,416	$7,743
Charges to operations	77	3,977	4,054
Utilization of accrual	(3,699)	(3,091)	(6,790)
Accrual balance at December 31, 2011	$2,705	$2,302	$5,007
Charges to operations	132	4,078	4,210
Utilization of accrual	(749)	(3,799)	(4,548)
Accrual balance at March 31, 2012	$2,088	$2,581	$4,669

Costs incurred with respect to facilities consist primarily of (1) costs to maintain vacant facilities that are owned until such facilities can be sold and (2) the portion of the Company's lease payments that have not been recovered due to the absence of sublease income for vacant leased properties. The Company expects to pay the majority of accrued restructuring costs by the end of 2013.

Note 9. Earnings Per Share

Basic and diluted amounts per share are calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(1,439)	$13,065	$7,136	$41,424

Denominator:
Weighted average used in computing per share amount:
—Basic	81,225	80,242	81,059	80,044
—Diluted	81,225	83,940	83,511	83,338

Net income (loss) per share:
—Basic	$(0.02)	$0.16	$0.09	$0.52
—Diluted	$(0.02)	$0.16	$0.09	$0.50

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(In thousands)
Potentially Dilutive Securities:
Employee stock options	11,391	4,914	7,583	4,741
Restricted stock units	2,198	181	360	120
Total	13,589	5,095	7,943	4,861

The Company's outstanding stock options and restricted stock units noted above were anti-dilutive under ASC Topic 260, Earnings per Share, either because the Company incurred a net loss, the exercise price was higher than the Company's stock price or the application of the treasury stock method resulted in an anti-dilutive effect.

Note 10. Comprehensive Income

Comprehensive income, net of tax as applicable, was as follows:

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(In thousands)
Net income (loss)	$(1,439)	$13,065	$7,136	$41,424
Other comprehensive income (loss):
Foreign currency translation adjustments	1,474	7,953	(182)	8,353
Net unrealized gain on derivative financial instruments, net of tax	1,855	3,576	4,991	8,778
Changes in unrealized components of defined benefit plans, net of tax	78	(65)	(55)	(27)
Comprehensive income	$1,968	$24,529	$11,890	$58,528

The net unrealized gain on derivative financial instruments is primarily attributable to changes in the fair market value of the Company's liability under its interest rate swaps that are accounted for as cash flow hedges. The fair market value of these swaps changes primarily as a result of changes in interest rates.

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	March 31, 2012	October 1, 2011
	(In thousands)
Foreign currency translation adjustments	$110,081	$110,263
Unrealized holding losses on derivative financial instruments	(26,993)	(31,984)
Unrealized components of defined benefit plans	(7,596)	(7,541)
Total	$75,492	$70,738

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

Net sales by geographic segment, determined based on the country in which a product is manufactured, was as follows:

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(In thousands)
Net sales
Domestic	$285,638	$299,614	$563,512	$587,523
Mexico	319,496	305,870	609,133	650,823
China	390,566	403,187	841,803	870,549
Other international	467,382	560,387	951,000	1,122,614
Total	$1,463,082	$1,569,058	$2,965,448	$3,231,509

Percentage of net sales represented by ten largest customers	47.4%	48.7%	48.2%	48.8%
Number of customers representing more than 10% of net sales	—	—	1	1

Note 12. Stock-Based Compensation

Stock compensation expense was as follows:

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(In thousands)
Cost of sales	$983	$1,013	$1,890	$2,052
Selling, general and administrative	3,519	3,184	6,649	5,790
Research and development	27	40	54	82
Total	$4,529	$4,237	$8,593	$7,924

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(In thousands)
Stock options	$2,547	$2,661	$5,002	$5,411
Restricted stock units	1,982	1,576	3,591	2,513
Total	$4,529	$4,237	$8,593	$7,924

In March 2012, the Company's shareholders approved the reservation of an additional 2.5 million shares of common stock for future issuance under the Company's 2009 stock plan. As of March 31, 2012, an aggregate of 17.1 million shares were authorized under the plan and 3.6 million shares of common stock were available for grant under the Company's stock plans, which include stock options and restricted stock awards and units.

Stock Options

Assumptions used to estimate the fair value of stock options granted were as follows:

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Volatility	85.8%	82.6%	85.6%	82.3%
Risk-free interest rate	0.9%	2.1%	0.9%	1.7%
Dividend yield	—%	—%	—%	—%
Expected life of options (years)	5.0	5.0	5.0	5.0

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding, October 1, 2011	10,922	13.85	6.89	14,195
Granted	892	8.64
Exercised/Cancelled/Forfeited/Expired	(208)	12.88
Outstanding, December 31, 2011	11,606	13.46	6.91	16,839
Granted	116	10.99
Exercised/Cancelled/Forfeited/Expired	(480)	8.76
Outstanding, March 31, 2012	11,242	13.64	6.64	31,022
Vested and expected to vest, March 31, 2012	10,446	13.99	6.50	28,453
Exercisable, March 31, 2012	7,524	15.91	5.72	19,021

The weighted-average grant date fair value of stock options granted during the three and six months ended March 31, 2012 was $7.36 per share and $5.96 per share, respectively. The weighted-average grant date fair value of stock options granted during the three and six months ended April 2, 2011 was $10.52 per share and $9.00 per share, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company's closing stock price on the date indicated.

As of March 31, 2012, unrecognized compensation expense related to stock options was $21.4 million, and is expected to be recognized over a weighted average period of 3.5 years.

Restricted Stock Units

The Company grants restricted stock units to executive officers, directors and certain management employees. These units vest over periods ranging from one to four years and are automatically exchanged for shares of common stock at the vesting date. Compensation expense associated with these units is recognized ratably over the vesting period.

As of March 31, 2012, unrecognized compensation expense related to restricted stock units was $14.1 million, and is expected to be recognized over a weighted average period of 1.8 years.

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding, October 1, 2011	1,838	11.42	1.63	14,249
Granted	610	8.69
Vested/Cancelled	(235)	11.39
Outstanding, December 31, 2011	2,213	10.67	1.79	19,119
Granted	175	11.44
Vested/Cancelled	(86)	13.84
Outstanding, March 31, 2012	2,302	10.61	1.55	26,519
Expected to vest, March 31, 2012	1,717	10.36	1.55	19,776

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. These include companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and are continuing to differentiate ourselves from our competitors, competition remains intense. Additionally, growing and leveraging our components manufacturing services to drive vertical integration and improve our operating margins continues to be challenging. Revenue from components manufacturing services in the first half of 2012 decreased from the first half of 2011. We continue to address these challenges on both a short-term and long-term basis.

In 2011, our annual net sales increased 4.5% despite an economic environment that continued to be challenging due to high levels of unemployment, concerns about debt levels and possible recessions in certain countries, and other factors. These conditions caused general weakness in demand in each of our market segments in the first half of 2012, most notably in the communications market as demand for cellular wireless access products decreased significantly and in the multimedia market as demand for set-top boxes decreased significantly. We expect overall demand to improve throughout the remainder of 2012. We have experienced fluctuations in our results of operations in the past and may continue to experience such fluctuations in the future.

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented 47.4% and 48.2% of our net sales for the three and six months ended March 31, 2012, respectively. Sales to our ten largest customers represented 48.7% and 48.8% for the three and six months ended April 2, 2011, respectively. No customer represented more than 10% of our net sales for the three months ended March 31, 2012 or April 2, 2011. Additionally, one customer represented more than 10% of our net sales for the six months ended March 31, 2012 and April 2, 2011.

We typically generate a significant portion of our net sales from international operations. Sales derived from products manufactured in international locations for the three months ended March 31, 2012 and April 2, 2011 were 80.5% and 80.9%, respectively, of our total net sales. For the six months ended March 31, 2012 and April 2, 2011, 81.0% and 81.8%, respectively, of our total net sales were derived from non-U.S. operations. The concentration of international operations has resulted primarily from a desire on the part of many of our customers to move production to lower cost locations such as Asia, Latin America and Eastern Europe.

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

Results of Operations

Key operating results

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(In thousands)
Net sales	$1,463,082	$1,569,058	$2,965,448	$3,231,509
Gross profit	$106,348	$116,831	$215,373	$244,878
Operating income	$30,208	$44,634	$69,896	$105,589
Net income (loss)	$(1,439)	$13,065	$7,136	$41,424

Net loss for the three months ended March 31, 2012 included a $6.5 million loss incurred in connection with early redemption of long-term debt.

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	March 31, 2012	April 2, 2011	Increase/(Decrease)		March 31, 2012	April 2, 2011	Increase/(Decrease)
Communications	$662,768	$740,249	$(77,481)	(10.5)%	$1,331,392	$1,538,190	$(206,798)	(13.4)%
Industrial, defense and medical	368,153	400,513	(32,360)	(8.1)%	744,568	809,213	(64,645)	(8.0)%
Enterprise computing and storage	240,687	212,424	28,263	13.3%	473,980	436,214	37,766	8.7%
Multimedia	191,474	215,872	(24,398)	(11.3)%	415,508	447,892	(32,384)	(7.2)%
Total	$1,463,082	$1,569,058	$(105,976)	(6.8)%	$2,965,448	$3,231,509	$(266,061)	(8.2)%

Net sales decreased from $1.6 billion in the second quarter of 2011 to $1.5 billion in the second quarter of 2012, a decrease of 6.8%. Sales to customers in our communications end market decreased primarily as a result of reduced demand from existing customers, particularly for wireless and optical communications products. Sales in our industrial, defense and medical end market decreased primarily due to weaker demand for semiconductor capital equipment and other industrial equipment. The increase in our enterprise computing and storage end market was primarily attributable to increased demand from existing customers, both for established programs and new program wins for new technologies introduced by our customers. Sales in the multimedia market decreased primarily as a result of reduced demand for set-top boxes.

Net sales decreased from $3.2 billion for the six months ended April 2, 2011 to $3.0 billion for the six months ended March 31, 2012, a decrease of 8.2%. Sales to customers in our communications end market decreased primarily as a result of reduced demand from existing customers, particularly for wireless and optical communications products. Sales in our industrial, defense and medical end market decreased due to weaker demand for semiconductor capital equipment and softness in defense spending. The increase in our enterprise computing and storage end market was primarily attributable to increased demand from existing customers, both for established programs and new program wins for new technologies introduced by our customers. Sales in the multimedia market decreased primarily as a result of reduced demand for set-top boxes.

Gross Margin

Gross margin decreased to 7.3% for the second quarter of 2012 from 7.4% for the second quarter of 2011. Gross margin decreased to 7.3% for the six months ended March 31, 2012 from 7.6% for the six months ended April 2, 2011. The decrease for both the three and six month periods was primarily attributable to decreased sales, especially for components manufacturing services which typically have higher contribution margins than our standard electronics manufacturing services.

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

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses increased $0.7 million from $62.2 million, or 4.0% of net sales, in the second quarter of 2011 to $62.9 million, or 4.3% of net sales, in the second quarter of 2012. Selling, general and administrative expenses increased from $120.7 million, or 3.7% of net sales, for the six months ended April 2, 2011 to $122.1 million, or 4.1% of net sales, for the six months ended March 31, 2012. The increase for both the three and six month periods was primarily due to $2.5 million of bad debt expense associated with a customer's petition for reorganization under bankruptcy law, partially offset by recoveries of bad debt from another customer.

Research and Development

Research and development expenses increased from $4.9 million, or 0.3% of net sales, in the second quarter of 2011 to $5.9 million, or 0.4% of net sales, in the second quarter of 2012, and from $9.1 million, or 0.3% of net sales, for the six months ended April 2, 2011 to $10.1 million, or 0.3% of net sales, for the six months ended March 31, 2012. The increase for both the three and six month periods was primarily attributable to new projects in our enterprise computing and storage end market.

Restructuring

During the second quarter of 2012, we initiated a restructuring plan to cease manufacturing activities in one of our facilities. Costs associated with this plan are expected to be $1.7 million and to include employee severance, costs related to leased facilities and asset impairment charges. In connection with actions taken to date under this plan, we recorded employee termination benefits of $0.8 million for 845 employees, $0.3 million of costs related to facilities and $0.2 million of asset impairment charges. All remaining costs are expected to be incurred by June 30, 2012 and all cash payments are expected to be made by such date.

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

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were implemented prior to 2012:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Total
	(In thousands)
Accrual balance at October 1, 2011	$6,327	$1,416	$7,743
Charges to operations	77	3,977	4,054
Utilization of accrual	(3,699)	(3,091)	(6,790)
Accrual balance at December 31, 2011	$2,705	$2,302	$5,007
Charges to operations	132	4,078	4,210
Utilization of accrual	(749)	(3,799)	(4,548)
Accrual balance at March 31, 2012	$2,088	$2,581	$4,669

Costs incurred with respect to facilities consist primarily of (1) costs to maintain vacant facilities that are owned until such facilities can be sold and (2) the portion of our lease payments that have not been recovered due to the absence of sublease income for vacant leased properties. We expect to pay the majority of accrued restructuring costs by the end of 2013.

Asset Impairments

We recorded asset impairment charges of $1.0 million and $2.1 million for the three and six months ended March 31, 2012, respectively, and $0.1 million for the six months ended April 2, 2011, related to a decline in the fair value of certain properties being marketed for sale below the carrying amount of such properties.

Gain on Sales of Long-lived Assets

We recognized gains of $0.4 million and $2.0 million from sales of long-lived assets for the three and six months ended April 2, 2011, respectively. These gains primarily consist of sales of certain properties held-for-sale. We did not have any such gains for the three or six months ended March 31, 2012.

Interest Expense

Interest expense for the second quarter of 2012 decreased to $20.4 million from $26.3 million for the second quarter of 2011. For the six months ended March 31, 2012, interest expense decreased to $42.2 million from $52.9 million for the six months ended April 2, 2011. The decreases for both periods were due to savings from the repurchase of $150 million of fixed rate long-term debt in 2012 and $580 million of fixed rate long-term debt in the second half of 2011, partially offset by interest on $500 million of variable-rate long-term debt that was issued in the second half of 2011.

Other Income (Expense), net

The following table presents the major components of other income (expense), net:

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(In thousands)
Foreign exchange gains (losses)	$(47)	$1,681	$(1,886)	$2,390
Loss on extinguishment of debt	(6,461)	—	(6,461)	—
Other, net	1,667	380	1,988	888
Total	$(4,841)	$2,061	$(6,359)	$3,278

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

Our provision for income taxes was $6.9 million for the three months ended March 31, 2012, compared to $7.9 million for the three months ended April 2, 2011, and $14.9 million for the six months ended March 31, 2012, compared to $15.6 million for the six months ended April 2, 2011. The tax provision as a percentage of income before tax increased significantly in the current year when compared to the prior year due primarily to lower expected profits globally and unfavorable changes in the geographic mix of our expected profits. Additionally, during the first quarter of 2012, we recorded a $1.9 million write-down of certain deferred tax assets associated with our Mexico operations to reflect changes in tax law that occurred during that quarter.

Liquidity and Capital Resources

	Six Months Ended
	March 31, 2012	April 2, 2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$46,723	$104,539
Investing activities	(40,187)	(54,922)
Financing activities	(181,705)	14,678
Effect of exchange rate changes on cash and cash equivalents	(700)	(2,362)
Increase (decrease) in cash and cash equivalents	$(175,869)	$61,933

Key liquidity performance measures

	Three Months Ended
	March 31, 2012	October 1, 2011
Days sales outstanding (1)	57	55
Inventory turns (2)	6.1	7.0
Accounts payable days (3)	57	57
Cash cycle days (4)	60	50

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

Cash and cash equivalents were $464.4 million at March 31, 2012 and $640.3 million at October 1, 2011. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, redemptions and repurchases of debt, and other factors. Our working capital was $1.3 billion as of March 31, 2012 and $1.4 billion as of October 1, 2011.

Net cash provided by operating activities was $46.7 million and $104.5 million for the six months ended March 31, 2012 and April 2, 2011, respectively. Cash flows from operating activities consists of: 1) net income adjusted to exclude non-cash items such as depreciation and amortization, stock-based compensation expense, etc., and 2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities.

During the six months ended March 31, 2012, we generated $74.9 million of cash from net income, excluding non-cash items, and we utilized $28.2 million of cash for net operating assets, resulting primarily from a decrease in accounts payable of $147.4 million, partially offset by a decrease in accounts receivable of $85.8 million and a decrease in inventory of $29.0 million. These decreases were due primarily to decreased business volume in the first half of 2012. Our DPO was 57 days for both March 31, 2012 and October 1, 2011. Our DSO increased from 55 days as of October 1, 2011 to 57 days as of March 31, 2012, due primarily to a change in payment terms for certain customers. Inventory turns decreased from 7.0 turns as of October 1, 2011 to 6.1 turns as of March 31, 2012 due primarily to revenue declining at a faster rate than that at which we reduced our inventory. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments and purchases, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

Net cash used in investing activities was $40.2 million and $54.9 million for the six months ended March 31, 2012 and April 2, 2011, respectively. During the six months ended March 31, 2012, we used $40.7 million of cash for capital expenditures, made payments of $2.0 million in connection with a previous business combination, and received proceeds of $2.5 million primarily from the sale of certain properties. During the six months ended April 2, 2011, we used $54.8 million of cash for capital expenditures, made payments of $8.5 million in connection with a previous business combination, and received proceeds of $8.3 million primarily from the sale of a building.

Net cash provided by (used in) financing activities was $(181.7) million and $14.7 million for the six months ended March 31, 2012 and April 2, 2011, respectively. During the six months ended March 31, 2012, we redeemed $150.0 million of long-term debt, reduced our restricted cash by $3.5 million and repaid $30.2 million of short-term debt. During the six months ended April 2, 2011, we reduced our restricted cash by $14.6 million.

Other Liquidity Matters

Our debt agreements currently contain a number of restrictive covenants, including prohibitions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. We were in compliance with these covenants as of March 31, 2012. Our debt agreements do not contain any financial covenants that are currently applicable to us. We may be required to seek waivers or amendments to certain covenants for our debt instruments if we are unable to comply with the requirements of the covenants in the future. We may not be able to obtain such waivers or amendments on terms acceptable to us or at all, and, in such case, these covenants could materially adversely impact our ability to conduct our business.

During the second quarter, we amended our asset-backed lending facility ("ABL"). The amendment increased the face amount of ABL to $300.0 million with a $100.0 million letter of credit sublimit. The face amount of ABL may be increased by an additional $200.0 million upon obtaining additional commitments from the lenders. As of March 31, 2012, there were no loans and $23.3 million of letters of credit outstanding under the ABL.

We may consider early redemptions of our debt in future periods, using either our existing cash or proceeds from additional debt or equity financings. For example, we recently redeemed $250.0 million of debt due in 2016, including $100.0 million subsequent to the end of our most recently completed fiscal quarter, using our existing cash. In addition to our existing covenant requirements, future debt financing may require us to comply with financial ratios and covenants. Equity financing, if required, may result in dilution to existing stockholders. Our next long-term debt maturity is in 2014.

As of March 31, 2012, we were actively marketing a number of properties for sale. These properties are listed for sale at over $100 million. There can be no assurance as to when we will be able to sell these properties, the amount we will realize upon sale of the properties, or if we will be able to sell them at all.

As of March 31, 2012, we had a long-term liability of $64.8 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability. Additionally, we are unable to reliably estimate when cash settlement may occur.

We have entered into, and continue to enter into, various transactions that periodically require collateral. These obligations have historically arisen from customs, import/export, VAT, utility services, debt financing, foreign exchange contracts and interest rate swaps. We have collateralized, and may from time to time collateralize, such obligations as a result of counterparty requirements or for economic reasons. As of March 31, 2012, we had posted collateral of $13.6 million in the form of cash against certain of our collateralized obligations. Cash used for collateral is not available for other purposes.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of our outstanding debt. Our primary sources of liquidity include (1) cash of $464.4 million; (2) our $300 million revolving ABL, under which we were eligible to borrow $262.6 million as of April 17, 2012 based on the levels of eligible accounts receivable and inventories at March 31, 2012; (3) short-term foreign borrowing facilities of $135 million, of which $105 million was available as of March 31, 2012; and (4) cash generated from operations.

Our $300 million ABL expires as early as the second quarter of 2014 should our 2014 Notes not be repaid, redeemed, defeased, refinanced or reserved under the borrowing base, and as late as March 2017. Additionally, $35 million of our short-term foreign borrowing facilities expires in the third quarter of 2012, $50 million expires in the first quarter of 2013 and the remaining $50 million expires in the third quarter of 2013. Should we be unable to extend or replace these facilities when required, the loans or amounts outstanding under them would become due and payable and our liquidity would be materially reduced.

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

As of March 31, 2012, approximately half of our cash balance was held outside of the U.S. by our foreign subsidiaries. Certain foreign countries impose taxes and penalties on transfers of cash. Should we choose or need to remit cash to the U.S., we may incur tax obligations which would reduce the amount of cash ultimately available to the U.S. We believe that cash held in the U.S., together with cash available under U.S. credit facilities and cash from foreign subsidiaries that could be remitted to the U.S. without tax consequences, will be sufficient to meet our U.S. liquidity needs for at least the next year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. As of March 31, 2012, we had no short-term investments.

As of March 31, 2012, we had $1.0 billion of long-term debt, of which $250.0 million bears interest at a fixed rate, $257.4 million of variable rate debt has been converted to fixed rate through the use of interest rate swaps and $500.0 million of fixed rate debt has been converted to variable rate debt through the use of an interest rate swap. Accordingly, our exposure to interest rates is limited to variable rate long-term debt of $500.0 million and $30.0 million of variable-rate short-term borrowings outstanding as of March 31, 2012. An immediate 10% change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts typically have maturities of up to two months and are not designated as part of a hedging relationship in accordance with ASC Topic 815. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the condensed consolidated statements of operations. As of March 31, 2012, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $254.7 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from 1) forecasted sales denominated in currencies other than those used to pay for materials and labor and 2) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. In addition, we also hedge capital expenditures related to certain plant expansions in Asia. These contracts are up to twelve months in duration and are accounted for as cash flow hedges under ASC Topic 815. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $98.3 million as of March 31, 2012.

The net impact of an immediate 10% change in exchange rates would not be material to our condensed consolidated financial statements, provided we accurately forecast and estimate our foreign currency exposure. If such forecasts are materially inaccurate, we could incur significant gains or losses.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, within the Company have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

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
 We cannot accurately predict future levels of demand for our customers' electronics products. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows. Beginning in the fourth quarter of 2011 and continuing through the second quarter of 2012, adverse worldwide economic conditions led to challenging conditions in the electronics industry. A number of factors, including lower asset values, price instability, geopolitical issues, the availability and cost of credit, high unemployment and concerns about the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations have slowed global economic growth in many countries. These conditions resulted in our customers delaying purchases or placing purchase orders for lower volumes of products than previously experienced or anticipated. These conditions have persisted and, in some cases, worsened, increasing the risk of a renewed economic downturn, in one or more geographies, particularly in Europe. Such conditions could cause a number of adverse conditions, including the insolvency of one or more customers, reduction or delay in orders from our customers or potential customers due to a reduced availability of credit or demand for their products, the insolvency of key suppliers, which could result in production delays and, shorter payment terms from suppliers due to reduced availability of credit default insurance in the market. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, increase our need for cash, and decrease our net revenue and profitability.

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

The continuing economic effects of the March 2011 earthquake and tsunami in Japan may result in our customers based in Japan ordering reduced amounts of product from us resulting from interruptions in their own businesses and diminished demand from Japanese consumers. In addition, floods in Thailand in late 2011 have adversely affected and may continue to adversely impact our ability to source components in that country in the future. A slow-down in the pace of recovery in Japan or Thailand could harm our business by preventing us from building products that require components sourced in those countries or increasing our expenses as we are forced to find alternative sources of supply. Should such reduction of demand and tightening supply conditions continue over an extended period of time, our revenue, margins and net income could be reduced, perhaps significantly.

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

We seek to mitigate the impact of collection problems with our customers on our financial results by evaluating their creditworthiness on an ongoing basis and by maintaining an allowance for doubtful accounts that is assessed for adequacy quarterly. However, should customer defaults increase substantially or exceed the level of our allowance, our revenue, net income and cash position would be reduced, perhaps significantly.

Our cash generated from operations is variable, which can adversely affect our ability to plan and invest in the business.

Cash generated from operations is highly variable. For example, during 2010, we used $78 million of cash in operating activities, in 2011 we generated $235 million in cash from operating activities and in the first half of 2012, we generated $46.7 million of cash in operating activities. Our cash generated by or used in operations is impacted by a number of variables, including customer and supplier payment terms, timeliness of customer payments to us and the extent to which we need to increase inventories in response to customer forecasts. Our ability to make capital expenditures and pay down debt or whether we need to utilize our borrowing facilities depends in large part on our ability to generate cash from operations. To the extent our cash from operations fluctuates significantly in the future, our ability to make such investments and payments could be adversely impacted, which could also adversely impact our ability to expand our business and reduce our indebtedness.

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
We provide EMS services to companies that sell products in the communications, industrial, defense, medical, enterprise computing and storage, multimedia, clean technology and automotive industries. Adverse changes in any of these markets could reduce demand for our customers' products or make these customers more sensitive to the cost of our EMS services, either of which could reduce our sales, gross margins and net income. A number of factors could affect any of these industries in general, or our customers in particular, and lead to reductions in net sales, thus harming our business. These factors include:

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

In addition, in the case of our defense business, future U.S. government budget conditions and the scheduled withdrawal of armed forces from Afghanistan could result in a decrease in defense spending, which in turn could cause a reduction in orders placed by the government or defense contractors for products manufactured by our defense and aerospace (DAS) division. Since such products carry higher margins than many of our other products and services, such a decrease would contribute disproportionately to a reduction in our gross margin and profitability. For example, an unexpected decline in DAS orders during the second quarter of 2011 contributed to our financial results not meeting analyst expectations for such quarter. There can be no assurance that we will not experience declines in demand for such products in the future.

We may be unable to obtain sufficient financing to reduce our debt levels or maintain or expand our operations,

which may cause our stock price to fall and reduce the business our customers and vendors do with us.

Our liquidity is largely dependent on changes in working capital, including inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers to payment terms granted to our customers, investments in facilities and equipment, acquisitions, repayments of obligations under outstanding indebtedness and repurchases of our outstanding debt. In order to improve our liquidity, during the second quarter of 2012, we renewed and increased our asset-backed credit facility increasing the facility to $300 million under which we could borrow $262.6 million as of April 17, 2012 based on the levels of eligible receivables and inventories at March 31, 2012. We also have $135 million in foreign short-term financing facilities under which $105 million remained available to be borrowed as of March 31, 2012. Our asset-backed credit facility expires as early as the second quarter of 2014 should the Senior Floating Rate Notes due 2014 not be repaid, redeemed, defeased, refinanced or reserved under the borrowing base, and as late as March 2017 and our next long-term debt maturity is in 2014. In addition, $35 million of our foreign short-term credit facility expires in the third quarter of 2012, $50 million expires in the first quarter of 2013 and the remaining $50 million expires in the third quarter of 2013. In the event we need additional capital, whether for working capital, debt repayment or otherwise, there can be no assurance that debt or equity capital will be available on acceptable terms or at all. New financing could result in us issuing additional equity securities, which could cause dilution to existing stockholders. If additional or continued financing, including the continued extension of trade credit by our suppliers, is not available when required, our liquidity would be reduced. The risks of reduced liquidity include an inability to maintain or increase our rates of production, to make necessary capital expenditures in order to maintain and expand our manufacturing capacity as needed, and to repay, reduce or refinance our debt. Any of these issues could cause our stock price to fall and reduce our customers' and vendors' willingness to do business with us.

Our credit arrangements contain covenants which may adversely impact our business and the failure to comply with such covenants could cause our outstanding debt to become immediately payable.

Our debt agreements do not contain financial covenants currently applicable to us, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, acquiring new businesses, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants would otherwise restrict, including refinancing our existing debt. In addition, such agreements include affirmative covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt as well as all amounts payable under our interest rate swaps on such debt, if any, could become immediately due and payable and the incurrence of additional debt under our asset-backed credit facility would not be allowed.

Early redemptions and repurchases of debt reduce our working capital and liquidity; debt refinancing can entail higher interest expense, which would lower our net income; interest payments on variable rate debt can increase, which would lower our net income.

During 2010, 2011 and the first six months of 2012, we redeemed $195.7 million, net $80 million and $150 million of our long-term debt, respectively, using cash on hand. In addition, in April 2012, we completed the redemption of an additional $100 million of long-term debt using cash on hand. Although redemptions and repurchases of debt for cash improve our operating results by reducing our interest expense, these actions reduce our liquidity. If we should repurchase or redeem additional debt or equity, our working capital and liquidity would be further reduced. In addition, should we undertake to redeem or refinance any of our outstanding long-term debt, the next maturity of which is 2014, either for cash or using short-term borrowings under our asset-backed line of credit, there can be no assurance that the terms of such refinancing, particularly the interest rate, would be favorable to us. Should we be forced to replace lower interest rate debt with higher interest rate debt, our net income would be reduced. In addition, an aggregate of $500 million of our long-term debt and $30 million in short-term borrowings bear interest at a variable rate based upon LIBOR. Interest rates, including LIBOR, can rise due to a variety of factors, including governmental debt levels, ratings downgrade of U.S. or other sovereign debt, the pace of economic growth and central bank actions. Should LIBOR increase substantially in the future for any reason, interest payments on our variable interest rate debt would also increase, lowering our net income.

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
We, along with our suppliers and customers, rely on various energy sources (including oil) in our manufacturing and transportation activities. There has been significant volatility in the prices of energy during the recent past and such volatility is likely to continue in the future. A sustained increase in energy prices could cause an increase to our raw material costs and transportation costs. In addition, increased transportation costs of certain of our suppliers could be passed along to us. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability.

We rely on a relatively small number of customers for a substantial portion of our sales, and declines in sales to these customers would reduce our net sales and net income.

One customer represented more than 10% of our net sales and sales to our ten largest customers represented 48.2% of our net sales during the first six months of 2012. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks related to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by such a customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in demand for their product, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could reduce our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would reduce our net sales and net income.

We are subject to risks arising from our international operations.

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 81% of our net sales from non-U.S. operations for the six months ended March 31, 2012 and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result of our international operations, we are affected by economic, political and other conditions in foreign countries, including:

•	the imposition of government controls;

•	compliance with U.S. and foreign laws concerning trade and employment practices;

•	difficulties in obtaining or complying with export license requirements;

•	trade restrictions;

•	changes in tariffs;

•	labor unrest, including strikes, and difficulties in staffing;

•	security concerns;

•	inflexible employee contracts in the event of business downturns;

•	coordinating communications among and managing international operations;

•	fluctuations in currency exchange rates;

•	currency controls;

•	increases in duty and/or income tax rates;

•	adverse rulings in regards to tax audits;

•	excess costs associated with reducing employment or shutting down facilities;

•	misappropriation of intellectual property; and

•	constraints on our ability to maintain or increase prices.

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

There is substantial uncertainty about future labor costs, in particular within the lower-cost regions in which we operate. In the past, labor disputes and strikes based partly on wages have slowed or stopped production at certain manufacturers in China and India. In some cases, employers have responded by significantly increasing the wages of workers at such plants. In addition, the cost structure in certain countries that are now considered to be favorable may increase as economies develop, causing local wages to rise. In addition, demographic and other changes may cause a sustained and permanent increase in wages in several of the lower-cost geographies in which we operate, particularly in China. If we are required to make any substantial increase in wages that we are unable to recover from our customers, our profitability would be reduced.

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

Failure to comply with domestic or international employment and related laws could result in the payment of significant damages, which would reduce our net income.

We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, discrimination, whistle-blowing, classification of employees and severance payments. Enforcement activity relating to these laws can increase as a result of increased media attention due to violations by other companies in our industry, changes in law, political and other factors. There can be no assurance that we will not be found to have violated elements of such laws, which can be complex, in the future. Any such violations could lead to the assessment of significant fines against us by federal, state or foreign regulatory authorities or damages payable to employees of which would reduce our net income.

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

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end-customer markets, to obtain new manufacturing and service capabilities and technologies, to enter new geographic manufacturing locations, to lower our manufacturing costs and improve the margins on our product mix, and to further develop existing customer relationships. Strategic transactions involve many difficulties, uncertainties and costs, including the following:

•	integrating acquired operations and businesses including in regions or countries in which we have not previously operated;

•	incurrence of severance and other restructuring costs to rationalize any purchased operation, which would reduce our net income;

•	regulatory approvals or other conditions to closing that delay the completing of strategic transactions beyond the time anticipated;

•	diversion of management attention from day-to-day duties in order to implement and integrate strategic transactions;

•	scaling up production and coordinating management of operations at new sites;

•	transaction expenses, including fees of investment bankers, attorneys and accountants, which could be significant;

•	separating operations or support infrastructure for entities divested;

•	managing and integrating operations in geographically dispersed locations;

•	maintaining customer, supplier or other favorable business relationships of acquired operations and terminating unfavorable relationships;

•	integrating the acquired company's systems into our management information systems;

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

Any of these factors could prevent us from realizing the anticipated benefits of a strategic transaction, and our failure to realize these benefits could reduce our sales below and increase our costs above our forecasts and could cause write-downs of the value of the business acquired which would decrease our net income. Acquisitions may also be dilutive to our earnings per share, particularly if our projections and assumptions about the acquired business' future operating results prove to be inaccurate. As a result, although the goal of our acquisition is to improve our business and increase stockholder value, any transactions that we complete may ultimately fail to increase our sales and net income and stock price.

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

Finally, corporate governance, public disclosure and compliance practices continue to evolve based upon continuing legislative action, SEC rulemaking and stockholder advisory group policies. As a result, the number of rules and regulations applicable to us may increase, which would also increase our legal and financial compliance costs and the amount of time management must devote to compliance activities. For example, the SEC has proposed rules requiring disclosure of the extent to which we use certain minerals in the production of our products and California has enacted regulations requiring disclosure of our business practices intended to reduce the risk of human trafficking and slavery in our supply chain. Increasing regulatory burdens could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers in light of an increase in actual or perceived workload and liability for serving in such positions.

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

Item 6. Exhibits

Exhibit Number	Description
10.23 (1)	2009 Incentive Plan, as amended on March 12, 2012 (filed herewith).

10.42
Amended and Restated Loan, Guaranty and Security Agreement dated as of March 16, 2012 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A., as agent for such lenders (filed herewith).

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

SANMINA-SCI CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	May 1, 2012

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	May 1, 2012

EXHIBIT INDEX

Exhibit Number	Description
10.23 (1)	2009 Incentive Plan, as amended on March 12, 2012 (filed herewith).

10.42
Amended and Restated Loan, Guaranty and Security Agreement dated as of March 16, 2012 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A., as agent for such lenders (filed herewith).

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