Form 10-Q
period 2012-06-30
SANMINA-SCI CORP
filed 2012-07-31
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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
Yes [ ]    No [x]

As of July 25, 2012, there were 81,575,100 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA-SCI CORPORATION

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2012	October 1, 2011
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$394,862	$640,288
Accounts receivable, net of allowances of $11,807 and $14,537, respectively	1,017,355	1,014,121
Inventories	826,725	891,325
Prepaid expenses and other current assets	95,953	83,512
Total current assets	2,334,895	2,629,246
Property, plant and equipment, net	566,339	588,097
Other	131,687	136,630
Total assets	$3,032,921	$3,353,973
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$895,859	$984,014
Accrued liabilities	116,525	109,478
Accrued payroll and related benefits	115,070	112,193
Short-term debt	30,000	60,200
Total current liabilities	1,157,454	1,265,885
Long-term liabilities:
Long-term debt	940,016	1,182,308
Other	129,699	135,263
Total long-term liabilities	1,069,715	1,317,571
Commitments and contingencies (Note 6)
Stockholders' equity	805,752	770,517
Total liabilities and stockholders' equity	$3,032,921	$3,353,973

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,549,302	$1,674,200	$4,514,750	$4,905,709
Cost of sales	1,444,050	1,542,599	4,194,125	4,529,230
Gross profit	105,252	131,601	320,625	376,479

Operating expenses:
Selling, general and administrative	60,965	67,043	183,046	187,726
Research and development	5,587	5,797	15,643	14,877
Amortization of intangible assets	672	958	2,395	2,875
Restructuring and integration costs	3,932	6,336	13,472	15,885
Asset impairments	—	—	2,077	85
Gains on sales of long-lived assets, net	(1,298)	(1,440)	(1,298)	(3,465)
Total operating expenses	69,858	78,694	215,335	217,983

Operating income	35,394	52,907	105,290	158,496

Interest income	369	356	1,095	1,490
Interest expense	(16,131)	(24,843)	(58,361)	(77,773)
Other expense, net	(6,835)	(14,767)	(13,194)	(11,489)
Interest and other, net	(22,597)	(39,254)	(70,460)	(87,772)

Income before income taxes	12,797	13,653	34,830	70,724
Provision for income taxes	3,849	4,248	18,746	19,895
Net income	$8,948	$9,405	$16,084	$50,829

Net income per share:
Basic	$0.11	$0.12	$0.20	$0.63
Diluted	$0.11	$0.11	$0.19	$0.61

Weighted average shares used in computing per share amounts:
Basic	81,519	80,579	81,213	80,223
Diluted	83,566	83,141	83,469	83,275

See accompanying notes.

SANMINA-SCI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30, 2012	July 2, 2011
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$16,084	$50,829
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	75,074	75,368
Non-cash restructuring charges	822	—
Stock-based compensation expense	13,120	14,894
Benefit from doubtful accounts, product returns and other sales adjustments	(1,303)	(65)
Deferred income taxes	1,945	(1,254)
Loss on extinguishment of debt	10,697	16,098
Gain on disposals of property, plant and equipment	(1,744)	(3,465)
Asset impairments	2,077	85
Other, net	(152)	165
Changes in operating assets and liabilities:
Accounts receivable	(3,342)	(19,949)
Inventories	62,035	(39,238)
Prepaid expenses and other assets	(15,524)	4,145
Accounts payable	(81,156)	42,109
Accrued liabilities and other long-term liabilities	15,709	16,139
Cash provided by operating activities	94,342	155,861

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(56,076)	(82,800)
Proceeds from sales of property, plant and equipment	4,713	23,753
Cash paid in connection with business combinations	(5,719)	(14,656)
Cash used in investing activities	(57,082)	(73,703)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	4,380	11,567
Repayments of long-term debt	(256,770)	(590,623)
Proceeds from issuance of long-term debt	—	500,000
Debt issuance costs	(2,685)	(10,970)
Proceeds from credit facility	178,000	—
Repayments of credit facility	(178,000)	—
Proceeds from short-term borrowings	44,000	44,900
Repayments of short-term borrowings	(74,200)	(49,500)
Net proceeds from stock issuances	1,995	4,225
Cash used in financing activities	(283,280)	(90,401)

Effect of exchange rate changes	594	(1,753)
Decrease in cash and cash equivalents	(245,426)	(9,996)
Cash and cash equivalents at beginning of period	640,288	592,812
Cash and cash equivalents at end of period	$394,862	$582,816

Cash paid during the period for:
Interest	$51,563	$63,257
Income taxes, net of refunds	$10,376	$7,860

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

Results of operations for the nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2012 and 2011 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

Note 2. Inventories

Components of inventories were as follows:

	As of
	June 30, 2012	October 1, 2011
	(In thousands)
Raw materials	$580,593	$641,918
Work-in-process	98,244	98,097
Finished goods	147,888	151,310
Total	$826,725	$891,325

Note 3. Fair Value

Fair Value Option for Long-term Debt

The Company has elected not to record its long-term debt instruments at fair value, but has measured them at fair value for disclosure purposes. As of June 30, 2012, the carrying amount and estimated fair value of the Company's long-term debt instruments were $907.4 million and $895.3 million, respectively. Fair value was estimated based on quoted prices (Level 2 inputs).

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

There were no transfers between levels in the fair value hierarchy during any period presented herein. The following table presents information as of June 30, 2012 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$435	$8,269	—	—	$8,704
Prepaid expenses and other current assets	—	—	$155	$1,581	$1,736
Other assets	—	—	$32,606	—	$32,606
Accrued liabilities (1)	—	—	$(18)	$(1,839)	$(1,857)
Other long-term liabilities (1)	—	—	$(25,326)	—	$(25,326)

(1) Liabilities, or credit balances, are presented as negative amounts.

The following table presents information as of October 1, 2011 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$435	$52,120	—	—	$52,555
Prepaid expenses and other current assets	—	—	$59	$8,243	$8,302
Other assets	—	—	$24,898	—	$24,898
Accrued liabilities (1)	—	—	$(331)	$(8,211)	$(8,542)
Other long-term liabilities (1)	—	—	$(33,211)	—	$(33,211)

(1) Liabilities, or credit balances, are presented as negative amounts.

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its Board of Directors that allow participants to defer payment of part or all of their compensation. The Company's results of operations are not significantly affected by these plans since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the above tables. As of June 30, 2012, assets and liabilities associated with these plans of approximately $9.0 million ($10.0 million as of October 1, 2011) were recorded as other non-current assets and other long-term liabilities on the condensed consolidated balance sheets.

The Company values derivatives using observable Level 2 market inputs at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled, to transact. The Company seeks high quality counterparties for all financing arrangements. For interest rate swaps, Level 2 inputs include short-term LIBOR rates, futures contracts on LIBOR between two and four years, longer term swap rates at commonly quoted intervals, and credit default swap rates for the Company and relevant counterparties. For currency contracts, Level 2 inputs include foreign currency spot and forward rates and interest rates at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements. ASC Topic 820 requires the fair value measurement of an asset or liability to reflect the nonperformance risk of the entity and the counterparty. Therefore, the counterparty's creditworthiness when in an asset position and the Company's creditworthiness when in a liability position have been considered in the fair value measurement of derivative instruments. The effect of nonperformance risk on the fair value of derivative instruments was not material as of June 30, 2012 or October 1, 2011.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

Assets held-for-sale, consisting of land and buildings, are measured at fair value on a nonrecurring basis since these assets are subject to fair value adjustments only when the carrying amount of such assets exceeds the fair value of such assets or such assets have been previously impaired and the fair value exceeds the carrying amount by less than the amount of the impairment that has been recognized. Level 2 inputs consist of independent third party valuations based on market comparables. The carrying value of the Company's assets held-for-sale was $10.5 million as of June 30, 2012 and $13.9 million as of October 1, 2011, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheets. Impairment charges of $2.1 million were recorded during the nine months ended June 30, 2012 related to properties held-for-sale.

Note 4. Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign exchange rate risk.

Interest Rate Risk

Interest rate swaps are used to manage interest rate risk associated with borrowings under the Company's long-term debt arrangements.

Cash Flow Hedges

The Company has $257.4 million of floating rate notes outstanding as of June 30, 2012 and has interest rate swap agreements with two independent counterparties to hedge its interest rate exposure. The swap agreements, with an aggregate notional amount of $257 million and expiration dates of June 15, 2014, effectively convert the variable interest rate obligation to a fixed interest rate obligation and are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Under the terms of the swap agreements, the Company pays the independent swap counterparties a fixed rate and the swap counterparties pay the Company an interest rate equal to the three-month LIBOR. These swap agreements effectively fix the interest rate at 8.344% through maturity. As of June 30, 2012, the fair value of the interest rate swaps was $25.3 million and is included in other long-term liabilities on the condensed consolidated balance sheet.

Fair Value Hedge

The Company has $500 million of fixed-rate senior notes (the "2019 Notes") outstanding as of June 30, 2012 and has an interest rate swap with a single counterparty to hedge its exposure to changes in the fair value of the notes resulting from fluctuations in interest rates. The swap agreement, with a notional amount of $500 million and an expiration date of May 15, 2019, effectively converts these notes from fixed-rate debt to variable-rate debt. Pursuant to the interest rate swap, the Company pays the swap counterparty a variable rate equal to the three-month LIBOR plus a spread and receives a fixed rate of 7.0% from the swap counterparty. The swap counterparty has the unilateral right to terminate the swap beginning in 2014, consistent with the Company's ability to call the 2019's beginning in 2014. In accordance with ASC Topic 815, the interest rate swap is accounted for as a fair value hedge and is exempt from periodic assessment of hedge effectiveness. Therefore, the change in the fair value of the 2019 Notes resulting from changes in interest rates is assumed to be equal and opposite to the change in the fair value of the interest rate swap. As of June 30, 2012, the fair value of the interest rate swap was $32.6 million and is included in other non-current assets on the condensed consolidated balance sheet.

Foreign Exchange Rate Risk

Forward contracts on various foreign currencies are used to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in foreign currencies. The Company's primary foreign currency cash flows are in certain Asian and European countries, Israel and Mexico.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	June 30, 2012	October 1, 2011
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$99,796	$117,224
Number of contracts	47	57
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$261,856	$466,007
Number of contracts	39	34

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts have maturities of up to two months and are not designated as accounting hedges under ASC Topic 815. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other expense, net, in the condensed consolidated statements of income. For the three and nine months ended June 30, 2012, the Company recorded gains of $3.3 million and $7.9 million, respectively, associated with these forward contracts. For the three and nine months ended July 2, 2011, the Company recorded losses of $1.7 million and gains of $1.7 million, respectively. From an economic perspective, gains and losses on forward contracts substantially offset gains and losses on the underlying hedged items for both periods presented herein.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivative instruments representing hedge ineffectiveness are recognized in current earnings and were not material for any period presented herein. As of June 30, 2012, AOCI related to foreign currency forward contracts was not material and AOCI related to interest rate swaps was a loss of $24.0 million, of which $12.5 million is expected to be amortized to interest expense over the next 12 months.

The following table presents the effect of cash flow hedging relationships on the Company's condensed consolidated statements of operations:

Derivative Type and Income Statement Location	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands)
Interest rate swaps - Interest expense	$(521)	$(4,658)	$(2,014)	$(2,721)	$(3,224)	$(3,393)	$(9,737)	$(10,208)
Foreign currency forward contracts - Cost of sales	1,752	605	344	1,541	1,662	594	282	1,504
Total	$1,231	$(4,053)	$(1,670)	$(1,180)	$(1,562)	$(2,799)	$(9,455)	$(8,704)

Note 5. Debt

Long-term debt consisted of the following:

	As of
	June 30, 2012	October 1, 2011
	(In thousands)
Senior Floating Rate Notes due 2014 ("2014 Notes")	$257,410	$257,410
Senior Subordinated Notes due 2016 ("2016 Notes")	150,000	400,000
Senior Notes due 2019	500,000	500,000
Fair value adjustment (1)	32,606	24,898
Total long-term debt	$940,016	$1,182,308

(1) Represents fair value hedge accounting balance related to interest rate swaps. See Note 4 for discussion.

During the nine months ended June 30, 2012, the Company redeemed $250.0 million of its 2016 Notes at par plus a premium and accrued interest. In connection with these redemptions, the Company recorded a loss on extinguishment of $10.7 million in other expense, net on the condensed consolidated statements of income, consisting of redemption premiums of $6.8 million and a write-off of unamortized debt issuance costs of $3.9 million.

On July 23, 2012, the Company redeemed the remaining $150.0 million of its 2016 Notes at par plus a premium and accrued interest. In connection with this redemption, the Company expects to record a loss of $6.2 million, consisting of redemption premiums of $4.1 million and a write-off of unamortized debt issuance costs of $2.1 million.

On July 19, 2012, the Company borrowed $40.0 million using certain real properties owned by the Company as collateral. The loan matures in 2015, bears interest at LIBOR plus a spread or the bank's prime rate plus a spread, includes two one-year renewal options subject to bank approval and requires compliance with a fixed charge coverage ratio.

Asset-backed Lending Facility

During the second quarter of 2012, the Company entered into an Amended and Restated Loan, Guaranty and Security Agreement (the “Loan Agreement”), among the Company, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for such lenders. The Loan Agreement amended and restated the Company’s existing Loan, Guaranty and Security Agreement, dated as of November 19, 2008. The Company incurred $2.7 million of debt issuance costs in connection with this amendment. Such costs are included in other non-current assets on the condensed consolidated balance sheet and are being amortized to interest expense over the life of the facility on a straight-line basis.

The Loan Agreement provides for a $300.0 million secured asset-based revolving credit facility with a $100.0 million letter of credit sublimit. The facility may be increased by an additional $200.0 million upon obtaining additional commitments from the lenders then party to the Loan Agreement or new lenders. The Loan Agreement expires on the earlier of (i) the date that is 90 days prior to the maturity date of the Company's 2014 Notes if such notes are not repaid, redeemed, defeased, refinanced or reserved for under the borrowing base under the Loan Agreement prior to such date, and (ii) March 16, 2017 (the “Maturity Date”). Loans under the Loan Agreement bear interest, at the Company's option, at a rate equal to LIBOR or a base rate equal to Bank of America, N.A.'s announced prime rate, in each case plus a spread. A commitment fee accrues on any unused portion of the commitments under the Loan Agreement at a rate per annum based on usage. Interest on loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period in the case of LIBOR loans. Principal, together with accrued and unpaid interest, is due on the Maturity Date. As of June 30, 2012, there were no loans and $23.0 million of letters of credit outstanding under the Loan Agreement.

Short-term debt

During the first quarter of 2012, three of the Company's wholly owned subsidiaries in China entered into a $50.0 million unsecured working capital loan facility that contains no covenants. Borrowings under this facility bear interest at a rate equal to LIBOR plus a spread. Including this facility, the Company had $100.0 million of short-term borrowing facilities in China as of June 30, 2012, under which $30.0 million was outstanding.

On June 30, 2012, a $35.0 million working capital loan facility of one of the Company's wholly owned subsidiaries in India expired and was replaced with a $20 million unsecured working capital loan facility that contains no covenants and expires in June 2013. Borrowings under the facility bear interest at a rate equal to LIBOR plus a spread or the bank's cost of funds plus a spread. No borrowings were outstanding under this facility as of June 30, 2012.

All Debt Instruments and Facilities

As of June 30, 2012, none of the Company's notes or credit facilities had financial covenants that were applicable to the Company, but did have covenants that limit the Company's ability to, among other things: incur additional debt, make investments and other restricted payments, pay dividends on capital stock, redeem or repurchase capital stock or subordinated obligations; create specified liens; sell assets; create or permit restrictions on the ability of its restricted subsidiaries to pay dividends or make other distributions to the Company; engage in transactions with affiliates; consolidate or merge with or into other companies; and sell all or substantially all of its assets. These restrictive covenants are subject to a number of important exceptions and qualifications. The Company was in compliance with these covenants as of June 30, 2012.

Note 6. Commitments and Contingencies

Litigation and other contingencies. From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of June 30, 2012 and October 1, 2011, the Company had reserves of $18.7 million and $18.9 million, respectively, for environmental matters, litigation and other contingencies, excluding uncertain tax positions. Such reserves are included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.

The Company is subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including those addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of materials. As of June 30, 2012, the Company had been named in a lawsuit alleging certain of its current and former sites contributed to groundwater contamination. Although it is reasonably possible that the Company may incur a loss in connection with this matter, the amount of loss or a range of loss cannot be reasonably estimated. Additionally, the Company is a party to a regulatory agency order with respect to a former site. Although it is probable that the Company will incur a loss in connection with this matter, the amount of loss or range of loss cannot be reasonably estimated since the Company has not completed its assessment of the nature and extent of contamination. Accordingly, the Company has not recorded a liability for this matter as of June 30, 2012.

During the second quarter of 2012, one of the Company’s customers filed a petition for reorganization under bankruptcy law. As a result, the Company performed an analysis as of March 31, 2012 to quantify its potential exposure, considering factors such as which legal entities of the customer are included in the bankruptcy reorganization, future demand from the customer, and administrative and reclamation claim priority. As a result of the analysis, the Company had reserves of $2.8 million as of June 30, 2012 for potential claims and certain balances that may not be collectible or recoverable. The Company’s estimates are subject to change as additional information becomes available.

As of June 30, 2012, the Company had approximately $10.0 million of exposure, consisting primarily of inventory, with a certain customer that is experiencing financial difficulties. The customer is attempting to restructure its capital structure. If the customer is successful, the Company does not expect to incur a loss related to this exposure. If the customer is not successful, the Company may incur a loss related primarily to writing inventory down to its net realizable value. The Company is monitoring this situation closely and expects key developments to occur in the upcoming quarter.

Warranty Reserve.  The following table presents information with respect to warranty reserves, which are included in accrued liabilities on the condensed consolidated balance sheets:

	As of
	June 30, 2012	July 2, 2011
	(In thousands)
Beginning balance — end of prior year	$15,672	$17,752
Additions to accrual	6,544	7,401
Utilization of accrual	(6,785)	(8,652)
Ending balance — current quarter	$15,431	$16,501

Note 7. Income Taxes

Various factors affect the provision for income taxes, including the geographic composition of pre-tax income (loss), expected annual pre-tax income (loss), implementation of tax planning strategies and possible outcomes of audits and other uncertain tax positions. Management carefully monitors these factors and adjusts the interim income tax rate accordingly.

The provision for income taxes was $3.8 million and $18.7 million for the three and nine months ended June 30, 2012, compared to $4.2 million and $19.9 million for the three and nine months ended July 2, 2011, respectively. During the first quarter of 2012, the Company recorded a $1.9 million write-down of certain deferred tax assets associated with its Mexico operations to reflect changes in tax law that occurred during that quarter.

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

During the second quarter of 2012, the Company initiated a restructuring plan to cease manufacturing activities in one of its facilities. Costs associated with this plan are expected to be $1.7 million and to include employee severance, costs related to leased facilities and asset impairment charges. In connection with actions taken to date under this plan, the Company recorded employee termination benefits of $1.0 million for 845 employees, $0.4 million of costs related to leased facilities and $0.2 million of asset impairment charges. The majority of these costs have been paid.

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

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were implemented prior to 2012:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Total
	(In thousands)
Accrual balance at October 1, 2011	$6,327	$1,416	$7,743
Charges to operations	77	3,977	4,054
Utilization of accrual	(3,699)	(3,091)	(6,790)
Accrual balance at December 31, 2011	2,705	2,302	5,007
Charges to operations	132	4,078	4,210
Utilization of accrual	(749)	(3,799)	(4,548)
Accrual balance at March 31, 2012	2,088	2,581	4,669
Charges to operations	340	3,167	3,507
Utilization of accrual	(691)	(3,787)	(4,478)
Accrual balance at June 30, 2012	$1,737	$1,961	$3,698

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

Note 9. Earnings Per Share

Basic and diluted amounts per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands, except per share data)
Numerator:
Net income	$8,948	$9,405	$16,084	$50,829

Denominator:
Weighted average shares used in computing per share amount:
—Basic	81,519	80,579	81,213	80,223
—Diluted	83,566	83,141	83,469	83,275

Net income per share:
—Basic	$0.11	$0.12	$0.20	$0.63
—Diluted	$0.11	$0.11	$0.19	$0.61

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands)
Potentially Dilutive Securities:
Employee stock options	8,253	7,149	7,806	6,229
Restricted stock units	958	472	413	238
Total	9,211	7,621	8,219	6,467

The Company's outstanding stock options and restricted stock units noted above were anti-dilutive under ASC Topic 260, Earnings per Share, either because the exercise price was higher than the Company's stock price or the application of the treasury stock method resulted in an anti-dilutive effect.

Note 10. Comprehensive Income

Comprehensive income, net of tax as applicable, was as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands)
Net income	$8,948	$9,405	$16,084	$50,829
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,317)	1,915	(3,499)	10,268
Net unrealized gain (loss) on derivative financial instruments, net of tax	2,793	(1,254)	7,785	7,524
Changes in unrealized components of defined benefit plans, net of tax	(196)	(14)	(251)	(41)
Comprehensive income	$8,228	$10,052	$20,119	$68,580

The net unrealized gain on derivative financial instruments is primarily attributable to changes in the fair market value of the Company's liability under its interest rate swaps that are accounted for as cash flow hedges. The fair market value of these swaps changes primarily as a result of the lapse in time to maturity.

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	June 30, 2012	October 1, 2011
	(In thousands)
Foreign currency translation adjustments	$106,764	$110,263
Unrealized holding losses on derivative financial instruments	(24,199)	(31,984)
Unrealized components of defined benefit plans	(7,792)	(7,541)
Total	$74,773	$70,738

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

Net sales by geographic segment, determined based on the country in which a product is manufactured, was as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands)
Net sales
Domestic	$280,144	$312,245	$843,656	$899,769
Mexico	331,470	301,919	940,603	952,742
China	404,659	448,527	1,246,462	1,319,075
Other international	533,029	611,509	1,484,029	1,734,123
Total	$1,549,302	$1,674,200	$4,514,750	$4,905,709

Percentage of net sales represented by ten largest customers	50.8%	50.2%	49.1%	49.2%
Number of customers representing 10% or more of net sales	2	1	1	1

Note 12. Stock-Based Compensation

Stock compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands)
Cost of sales	$706	$1,773	$2,596	$3,825
Selling, general and administrative	3,793	4,208	10,442	9,998
Research and development	28	75	82	157
Restructuring	—	914	—	914
Total	$4,527	$6,970	$13,120	$14,894

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands)
Stock options	$2,452	$5,497	$7,454	$10,908
Restricted stock units	2,075	1,473	5,666	3,986
Total	$4,527	$6,970	$13,120	$14,894

During the second quarter of 2012, the Company's shareholders approved the reservation of an additional 2.5 million shares of common stock for future issuance under the Company's 2009 stock plan. As of June 30, 2012, an aggregate of 16.9 million shares were authorized under the plan and 2.9 million shares of common stock were available for grant under the Company's stock plans, which include stock options and restricted stock awards and units.

Stock Options

Assumptions used to estimate the fair value of stock options granted were as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Volatility	86.0%	90.6%	85.7%	85.0%
Risk-free interest rate	0.9%	1.6%	0.9%	1.7%
Dividend yield	—%	—%	—%	—%
Expected life of options (years)	5.0	4.0	5.0	4.7

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding, October 1, 2011	10,922	13.85	6.89	14,195
Granted	892	8.64
Exercised/Cancelled/Forfeited/Expired	(208)	12.88
Outstanding, December 31, 2011	11,606	13.46	6.91	16,839
Granted	116	10.99
Exercised/Cancelled/Forfeited/Expired	(480)	8.76
Outstanding, March 31, 2012	11,242	13.64	6.64	31,022
Granted	753	10.58
Exercised/Cancelled/Forfeited/Expired	(258)	17.96
Outstanding, June 30, 2012	11,737	13.35	6.66	10,265
Vested and expected to vest, June 30, 2012	10,857	13.67	6.50	9,673
Exercisable, June 30, 2012	7,626	15.50	5.61	7,501

The weighted-average grant date fair value of stock options granted during the three and nine months ended June 30, 2012 was $7.10 per share and $6.45 per share, respectively. The weighted-average grant date fair value of stock options granted during the three and nine months ended July 2, 2011 was $6.56 per share and $8.87 per share, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company's closing stock price on the date indicated.

As of June 30, 2012, unrecognized compensation expense related to stock options was $24.1 million, and is expected to be recognized over a weighted average period of 3.6 years.

Restricted Stock Units

The Company grants restricted stock units to executive officers, directors and certain management employees. These units vest over periods ranging from one to four years and are automatically exchanged for shares of common stock at the vesting date. Compensation expense associated with these units is recognized ratably over the vesting period.

As of June 30, 2012, unrecognized compensation expense related to restricted stock units was $12.0 million, and is expected to be recognized over a weighted average period of 1.5 years.

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding, October 1, 2011	1,838	11.42	1.63	14,249
Granted	610	8.69
Vested/Cancelled	(235)	11.39
Outstanding, December 31, 2011	2,213	10.67	1.79	19,119
Granted	175	11.44
Vested/Cancelled	(86)	13.84
Outstanding, March 31, 2012	2,302	10.61	1.55	26,519
Granted	5	7.20
Vested/Cancelled	(20)	12.07
Outstanding, June 30, 2012	2,287	10.59	1.32	16,470
Expected to vest, June 30, 2012	1,830	10.59	1.32	13,176

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. These include companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and are continuing to differentiate ourselves from our competitors, competition remains intense. Additionally, growing and leveraging our components manufacturing services to drive vertical integration and improve our operating margins continues to be challenging. Revenue from components manufacturing services in the first nine months of 2012 decreased from the first nine months of 2011. We expect revenue from components manufacturing services in the upcoming quarter to decline from the comparable period in 2011.We continue to address these challenges on both a short-term and long-term basis.

In 2011, our annual net sales increased 4.5% despite an economic environment that was challenging due to high levels of unemployment, concerns about debt levels and recessions in certain countries, and other factors. These conditions continued into 2012 and caused general weakness in demand in each of our market segments in the first nine months of 2012, most notably in the communications market as demand for cellular wireless access products decreased significantly and in the multimedia market as demand for set-top boxes decreased significantly. We expect demand to improve in the fourth quarter of 2012 across all of our key end markets with the exception of multimedia. We have experienced fluctuations in our results of operations in the past and may continue to experience such fluctuations in the future.

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented 50.8% and 49.1% of our net sales for the three and nine months ended June 30, 2012, respectively. Sales to our ten largest customers represented 50.2% and 49.2% for the three and nine months ended July 2, 2011, respectively. Two customers each represented 10% or more of our net sales for the three months ended June 30, 2012. One customer represented 10% or more of our net sales for each of the other periods presented herein.

We typically generate approximately 80% - 85% of our net sales from products manufactured in international locations. The concentration of international operations has resulted primarily from a desire on the part of many of our customers to move production to lower cost locations such as Asia, Latin America and Eastern Europe.

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

Results of Operations

Key operating results

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands)
Net sales	$1,549,302	$1,674,200	$4,514,750	$4,905,709
Gross profit	$105,252	$131,601	$320,625	$376,479
Operating income	$35,394	$52,907	$105,290	$158,496
Net income	$8,948	$9,405	$16,084	$50,829

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	June 30, 2012	July 2, 2011	Increase/(Decrease)		June 30, 2012	July 2, 2011	Increase/(Decrease)
Communications	$748,222	$804,080	$(55,858)	(6.9)%	$2,079,614	$2,342,270	$(262,656)	(11.2)%
Industrial, defense and medical	399,865	401,011	(1,146)	(0.3)%	1,144,433	1,210,225	(65,792)	(5.4)%
Enterprise computing and storage	237,176	235,113	2,063	0.9%	711,156	671,327	39,829	5.9%
Multimedia	164,039	233,996	(69,957)	(29.9)%	579,547	681,887	(102,340)	(15.0)%
Total	$1,549,302	$1,674,200	$(124,898)	(7.5)%	$4,514,750	$4,905,709	$(390,959)	(8.0)%

Net sales decreased from $1.7 billion in the third quarter of 2011 to $1.5 billion in the third quarter of 2012, a decrease of 7.5%. Sales to customers in our communications end market decreased primarily as a result of reduced demand from existing customers, particularly for wireless communications products. Sales in our multimedia market decreased primarily as a result of reduced demand for set-top boxes.

Net sales decreased from $4.9 billion for the nine months ended July 2, 2011 to $4.5 billion for the nine months ended June 30, 2012, a decrease of 8.0%. Sales to customers in our communications end market decreased primarily as a result of reduced demand from existing customers, particularly for wireless and optical communications products. Sales in our industrial, defense and medical end market decreased due to weaker demand for semiconductor capital equipment and softness in defense spending. The increase in our enterprise computing and storage end market was primarily attributable to increased demand from existing customers, both for established programs and new program wins for new technologies introduced by our customers. Sales in the multimedia market decreased primarily as a result of reduced demand for set-top boxes.

Gross Margin

Gross margin decreased to 6.8% for the third quarter of 2012 from 7.9% for the third quarter of 2011. Gross margin decreased to 7.1% for the nine months ended June 30, 2012 from 7.7% for the nine months ended July 2, 2011. The decrease for both the three and nine month periods was primarily attributable to decreased sales, especially for components manufacturing services which typically have higher contribution margins than our standard electronics manufacturing services.

We expect gross margins to continue to fluctuate based on overall production and shipment volumes and changes in the mix of products demanded by our major customers. Fluctuations in our gross margins may also be caused by a number of other factors, some of which are outside of our control, including (a) greater competition in the EMS industry and pricing pressures from OEMs due to greater focus on cost reduction; (b) provisions for excess and obsolete inventory that we are not able to charge back to a customer or sales of inventories previously written down; (c) changes in operational efficiencies; (d) pricing pressure on electronic components resulting from economic conditions in the electronics industry; (e) changes in foreign currency exchange rates; and (f) our ability to transition manufacturing and assembly operations to lower cost regions in an efficient manner.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses decreased $6.0 million from $67.0 million, or 4.0% of net sales, in the third quarter of 2011 to $61.0 million, or 3.9% of net sales, in the third quarter of 2012. Selling, general and administrative expenses decreased $4.7 million from $187.7 million, or 3.8% of net sales, for the nine months ended July 2, 2011 to $183.0 million, or 4.1% of net sales, for the nine months ended June 30, 2012. The decrease for both the three and nine month periods was primarily attributable to reduced incentive compensation and lower personnel-related costs.

Research and Development

Research and development expenses decreased slightly from $5.8 million, or 0.3% of net sales, in the third quarter of 2011 to $5.6 million, or 0.4% of net sales, in the third quarter of 2012. Research and development expenses increased from $14.9 million, or 0.3% of net sales, for the nine months ended July 2, 2011 to $15.6 million, or 0.3% of net sales, for the nine months ended June 30, 2012. The increase for the nine months ended June 30, 2012 was primarily attributable to new projects in our enterprise computing and storage end market.

Restructuring

During the second quarter of 2012, we initiated a restructuring plan to cease manufacturing activities in one of our facilities. Costs associated with this plan are expected to be $1.7 million and to include employee severance, costs related to leased facilities and asset impairment charges. In connection with actions taken to date under this plan, we recorded employee termination benefits of $1.0 million for 845 employees, $0.4 million of costs related to facilities and $0.2 million of asset impairment charges. The majority of these costs have been paid.

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

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were implemented prior to 2012:

	Employee Termination Severance and Related Benefits	Leases and Facilities Shutdown and Consolidation Costs	Total
	(In thousands)
Accrual balance at October 1, 2011	$6,327	$1,416	$7,743
Charges to operations	77	3,977	4,054
Utilization of accrual	(3,699)	(3,091)	(6,790)
Accrual balance at December 31, 2011	2,705	2,302	5,007
Charges to operations	132	4,078	4,210
Utilization of accrual	(749)	(3,799)	(4,548)
Accrual balance at March 31, 2012	2,088	2,581	4,669
Charges to operations	340	3,167	3,507
Utilization of accrual	(691)	(3,787)	(4,478)
Accrual balance at June 30, 2012	$1,737	$1,961	$3,698

Costs incurred with respect to facilities consist primarily of (1) costs to maintain vacant facilities that are owned until such facilities can be sold and (2) the portion of our lease payments that have not been recovered due to the absence of sublease income for vacant leased properties. We expect to pay the majority of accrued restructuring costs by the end of 2013.

Asset Impairments

We recorded asset impairment charges of $2.1 million and $0.1 million for the nine months ended June 30, 2012 and July 2, 2011, respectively. No asset impairment charges were recorded for the three months ended June 30, 2012 or July 2, 2011. The asset impairment charges related to a decline in the fair value of certain properties being marketed for sale below the carrying amount of such properties.

Gain on Sales of Long-lived Assets

We recognized a gain of $1.3 million from sales of long-lived assets for the three and nine months ended June 30, 2012, and a gain of $1.4 million and $3.5 million for the three and nine months ended July 2, 2011, respectively. These gains primarily consist of sales of certain properties.

Interest Expense

Interest expense for the third quarter of 2012 decreased to $16.1 million from $24.8 million for the third quarter of 2011.

For the nine months ended June 30, 2012, interest expense decreased to $58.4 million from $77.8 million for the nine months ended July 2, 2011. The decreases for both periods were due to savings from the repurchase of $250 million of fixed rate long-term debt in 2012 and $580 million of fixed rate long-term debt in the second half of 2011, partially offset by interest on $500 million of variable-rate long-term debt that was issued in the second half of 2011.

Other Expense, net

The following table presents the major components of other income (expense), net:

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands)
Foreign exchange gains (losses)	$(2,221)	$759	$(4,106)	$3,148
Loss on extinguishment of debt	(4,237)	(16,098)	(10,697)	(16,098)
Other, net	(377)	572	1,609	1,461
Total	$(6,835)	$(14,767)	$(13,194)	$(11,489)

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

Our provision for income taxes was $3.8 million for the three months ended June 30, 2012, compared to $4.2 million for the three months ended July 2, 2011, and $18.7 million for the nine months ended June 30, 2012, compared to $19.9 million for the nine months ended July 2, 2011. The tax provision as a percentage of income before tax increased significantly in the current year when compared to the prior year due primarily to lower than expected profits globally and unfavorable changes in the geographic mix of our expected profits. Additionally, during the first quarter of 2012, we recorded a $1.9 million write-down of certain deferred tax assets associated with our Mexico operations to reflect changes in tax law that occurred during that quarter.

As of June 30, 2012, we have a valuation allowance of approximately $680 million against our deferred tax assets in the U.S. Based on our consideration of the positive and negative evidence, it is our determination that as of June 30, 2012 our deferred tax assets are not realizable. However, in the fourth quarter of 2012 our U.S. operations will likely have three years of cumulative profitability and we will reassess the positive and negative evidence regarding the realizability of our deferred taxes in the U.S. It is possible that approximately $100 million of the valuation allowance may be reversed in the fourth quarter of 2012. However, there can be no assurance of either the timing or amount of any reversal of the valuation allowance.

Liquidity and Capital Resources

	Nine Months Ended
	June 30, 2012	July 2, 2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$94,342	$155,861
Investing activities	(57,082)	(73,703)
Financing activities	(283,280)	(90,401)
Effect of exchange rate changes on cash and cash equivalents	594	(1,753)
Decrease in cash and cash equivalents	$(245,426)	$(9,996)

Key liquidity performance measures

	Three Months Ended
	June 30, 2012	October 1, 2011
Days sales outstanding (1)	57	55
Inventory turns (2)	6.8	7.0
Accounts payable days (3)	55	57
Cash cycle days (4)	55	50

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

Cash and cash equivalents were $394.9 million at June 30, 2012 and $640.3 million at October 1, 2011. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, redemptions and repurchases of debt, and other factors. Our working capital was $1.2 billion as of June 30, 2012 and $1.4 billion as of October 1, 2011.

Net cash provided by operating activities was $94.3 million and $155.9 million for the nine months ended June 30, 2012 and July 2, 2011, respectively. Cash flows from operating activities consist of: 1) net income adjusted to exclude non-cash items such as depreciation and amortization, stock-based compensation expense, etc., and 2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities.

During the nine months ended June 30, 2012, we generated $116.6 million of cash from net income, excluding non-cash items, and we utilized $22.3 million of cash for net operating assets, resulting primarily from a decrease in accounts payable of $81.2 million, partially offset by a decrease in inventory of $62.0 million. These decreases were due primarily to decreased business volume in 2012. Our DPO decreased from 57 days as of October 1, 2011 to 55 days as of June 30, 2012 primarily due to a reduction in inventory levels. Our DSO increased from 55 days as of October 1, 2011 to 57 days as of June 30, 2012, due primarily to a change in payment terms for certain customers. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments and purchases, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

Net cash used in investing activities was $57.1 million and $73.7 million for the nine months ended June 30, 2012 and July 2, 2011, respectively. During the nine months ended June 30, 2012, we used $56.1 million of cash for capital expenditures, made payments of $5.7 million in connection with business combinations, and received proceeds of $4.7 million primarily from the sale of certain properties. During the nine months ended July 2, 2011, we used $82.8 million of cash for capital expenditures, made payments of $14.7 million in connection with a business combination, and received proceeds of $23.8 million primarily from the sale of a building.

Net cash used in financing activities was $283.3 million and $90.4 million for the nine months ended June 30, 2012 and July 2, 2011, respectively. During the nine months ended June 30, 2012, we redeemed $250 million of long-term debt for $256.8 million of cash including $6.8 million of redemption premiums, reduced our restricted cash by $4.4 million and repaid $30.2 million of short-term debt. During the nine months ended July 2, 2011, we issued $500 million of long-term debt and received net proceeds of $489 million. Additionally, we repurchased $580.0 million of long-term debt for a cash outlay of $590.6 million including $8.6 million of redemption premiums, third party costs of $1.3 million and consent fees of $0.7 million.

Other Liquidity Matters

During the second quarter of 2012, we amended and restated our asset-backed lending facility ("ABL"). The amendment increased the face amount of the ABL to $300.0 million with a $100 million letter of credit sublimit. The face amount of the ABL may be increased by an additional $200 million upon obtaining additional commitments from the lenders. As of June 30, 2012, there were no loans and $23 million of letters of credit outstanding under the ABL. The ABL expires as early as the second quarter of 2014 should our 2014 Notes not be repaid, redeemed, defeased, refinanced or reserved under the borrowing base, and as late as March 2017.

As of June 30, 2012, we had $120 million of short-term borrowing facilities in China and India, under which $30 million was outstanding. Of these facilities, $50 million expires in the first quarter of 2013 and $70 million expires in the third quarter of 2013. Should we be unable to extend or replace these facilities when required, the loans or amounts outstanding under them would become due and payable and our liquidity would be materially reduced.

On July 19, 2012, we borrowed $40 million using certain real properties owned by us as collateral. The loan matures in 2015, bears interest at LIBOR plus a spread or the bank's prime rate plus a spread, includes two one-year renewal options subject to bank approval, and requires compliance with a fixed charge coverage ratio.

We recently redeemed $400.0 million of debt due in 2016, including $150 million that was redeemed on July 23, 2012 using $40 million of new debt as described above, $80.0 million of borrowings under our ABL, and $30 million of borrowings under our short-term debt facilities in China. Our next long-term debt maturity is in 2014. We may consider early redemptions of our debt in future periods, using either our existing cash or proceeds from additional debt or equity financings. In addition to our existing covenant requirements, future debt financing may require us to comply with financial ratios and covenants. Equity financing, if required, may result in dilution to existing stockholders.

Our debt agreements currently contain a number of restrictive covenants, including prohibitions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. As of June 30, 2012, we were in compliance with these covenants and our debt agreements did not contain any financial covenants that were applicable to us. As discussed above, on July 19, 2012, we entered into a debt agreement that requires compliance with a fixed charge coverage ratio. We may be required to seek waivers or amendments to certain covenants for our debt instruments if we are unable to comply with the requirements of the covenants in the future. We may not be able to obtain such waivers or amendments on terms acceptable to us or at all, and, in such case, these covenants could materially adversely impact our ability to conduct our business.

As of June 30, 2012, we were actively marketing a number of properties for sale. These properties are listed for sale at over $100 million. There can be no assurance as to when we will be able to sell these properties, the amount we will realize upon sale of the properties, or if we will be able to sell them at all.

As of June 30, 2012, we had a liability of $68 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability. Additionally, we are unable to reliably estimate when cash settlement may occur.

We have entered into, and continue to enter into, various transactions that periodically require collateral. These obligations have historically arisen from customs, import/export, VAT, utility services, debt financing, foreign exchange contracts and interest rate swaps. We have collateralized, and may from time to time collateralize, such obligations as a result of counterparty requirements or for economic reasons. As of June 30, 2012, we had posted collateral of $12.6 million in the form of cash against certain of our collateralized obligations. Cash used for collateral is not available for other purposes.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of our outstanding debt. Our primary sources of liquidity as of June 30, 2012 included (1) cash of $394.9 million; (2) our $300 million revolving ABL, under which we were eligible to borrow $266 million; (3) short-term foreign borrowing facilities of $120 million, of which $90 million was available; and (4) cash generated from operations. On July 23, 2012, in connection with redemption of $150 million of debt due in 2016, we borrowed $80 million under our ABL and $30 million under our short-term borrowing facilities.

We believe our existing cash resources and other sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements for the next 12 months. Should demand for our services change significantly over the next 12 months or should we experience increases in delinquent or uncollectible accounts receivable, our cash provided by operations would be adversely impacted.

As of June 30, 2012, approximately 60% of our cash balance was held outside of the U.S. by our foreign subsidiaries. Certain foreign countries impose taxes and penalties on transfers of cash. Should we choose or need to remit cash to the U.S., we may incur tax obligations which would reduce the amount of cash ultimately available to the U.S. We believe that cash held in the U.S., together with cash available under U.S. credit facilities and cash from foreign subsidiaries that could be remitted to the U.S. without tax consequences, will be sufficient to meet our U.S. liquidity needs for at least the next year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. As of June 30, 2012, we had no short-term investments.

As of June 30, 2012, we had $907.4 million of long-term debt, of which $150.0 million bears interest at a fixed rate, $257.4 million of variable rate debt has been converted to fixed rate through the use of interest rate swaps and $500.0 million of fixed rate debt has been converted to variable rate debt through the use of an interest rate swap. Accordingly, our exposure to interest rates is limited to variable rate long-term debt of $500.0 million and $30.0 million of variable-rate short-term borrowings outstanding as of June 30, 2012. An immediate 10% change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts typically have maturities of up to two months and are not designated as part of a hedging relationship in accordance with ASC Topic 815. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the condensed consolidated statements of operations. As of June 30, 2012, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $261.9 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted sales denominated in currencies other than those used to pay for materials and labor and (2) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. In addition, we also hedge capital expenditures related to certain plant expansions in Asia. These contracts are up to twelve months in duration and are accounted for as cash flow hedges under ASC Topic 815. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $99.8 million as of June 30, 2012.

The net impact of an immediate 10% change in exchange rates would not be material to our condensed consolidated financial statements, provided we accurately forecast and estimate our foreign currency exposure. If such forecasts are materially inaccurate, we could incur significant gains or losses.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, within the Company have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

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

See also Note 6 of Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors Affecting Operating Results

Adverse market conditions in the electronics industry could reduce our future sales and earnings per share.
 We cannot accurately predict future levels of demand for our customers' electronics products. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows. Beginning in the fourth quarter of 2011 and continuing through the third quarter of 2012, adverse worldwide economic conditions led to challenging conditions in the electronics industry. A number of factors, including price instability, the availability and cost of credit, high global unemployment and concerns about the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations have slowed global economic growth in many countries. These conditions resulted in our customers delaying purchases or placing purchase orders for lower volumes of products than previously experienced or anticipated. Such conditions could also cause a reduction in orders from our customers or potential customers due to a reduced availability of credit and the insolvency of one or more customers or suppliers. Any of these factors could reduce our revenues, increase our costs and decrease our liquidity.

We may experience component shortages or price increases, which could cause us to delay shipments to customers and reduce our sales and net income.

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. We have experienced, and may experience in the future, delays in delivery and shortages of components, which in turn could cause delays in product shipments to customers, result in reduced revenue from and have an adverse effect on our relationship with affected customers, and our reputation generally as a reliable service provider. Component shortages can result in increased component prices which would result in decreased gross margin. Component delays and shortages can also result from natural disasters occurring in the regions in which our suppliers operate, such as the March 2011 earthquake in Japan and the widespread flooding in Thailand during late 2011. We may purchase components in advance of our requirements for such components as a result of a threatened or anticipated shortage. In this event, we may incur additional inventory carrying costs and have a heightened risk of exposure to inventory obsolescence, the cost of either of which may not be recoverable from our customers. Such costs would reduce our margins and net income. Finally, if key components become scarce, we may be required to look to second tier vendors or to procure components through brokers. Such components may be of lesser quality than those otherwise available and could cause us to incur costs to qualify such components or to replace them if they prove to be defective.

Our customers could experience credit problems, which would reduce our future revenues and net income.

Many of the industries for which we provide products have previously experienced significant financial difficulty, with some of the participants filing for bankruptcy. Such financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand from these financially distressed customers, the lengthening of customer payment terms, the potential inability of these companies to make full payment on amounts owed to us or to purchase inventory we acquired to support their businesses, or any of these factors. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy laws. We do not carry insurance against the risk of customer default on their payment obligations to us.

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

Our ability to make capital expenditures and pay down debt and the extent to which we need to utilize our borrowing facilities depends in large part on our ability to generate cash from operations. Cash generated from operations is highly variable. For example, during 2010, we used $78 million of cash in operating activities, in 2011 we generated $235 million in cash from operating activities and in the first nine months of 2012, we generated $94 million of cash from operating activities. Our cash generated by or used in operations is impacted by a number of variables, including customer and supplier payment terms, timeliness of customer payments to us and the extent to which we need to increase inventories in response to customer forecasts. To the extent our cash from operations fluctuates significantly in the future, our ability to make investments in our business and reduce our debt could be adversely impacted.

Our strategy to pursue higher margin business depends in part on the success of our components business, which, if not successful, could cause our future gross margins and operating results to be lower.

A key part of our strategy is to grow our components business, which includes printed circuit board, memory modules mechanical systems, cables and optical products. A decrease in orders for these products can have a disproportionate adverse impact on our profitability since these products generally carry higher than average contribution margins. For example, in the second quarter of 2011, a sudden drop in optical product orders contributed to a failure of our revenue and gross margin to meet analyst expectations. In order to grow this portion of our business profitability, we must continue to make substantial investments in the development of our components capabilities, research and development activities, test and tooling equipment and skilled personnel. The success of our components business depends on both our ability to cause our customers to agree to purchase our components for use in the manufacture of their products and on improving the quality of the components that we manufacture. Specifically, we may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards demanded by our customers. In addition, since our customers require that all new components used in their products be qualified well in advance of volume production, we may incur substantial costs during the qualification process and any such efforts to obtain qualification may not be successful. Any of these factors could cause our components revenue and margins to be less than expected, which would have an overall adverse and potentially disproportionate effect on our revenues and profitability.
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

Our liquidity is largely dependent on changes in working capital, including inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers to payment terms granted to our customers, investments in facilities and equipment, acquisitions, repayments of obligations under outstanding indebtedness and repurchases of our outstanding debt. In order to improve our liquidity, during the second quarter of 2012, we renewed and increased our asset-backed credit facility increasing the facility to $300 million under which we could borrow $266 million based on the levels of eligible receivables and inventories at June 30, 2012. We also have $120 million in short-term financing facilities of which $90 million remained available to be borrowed as of June 30, 2012. Our asset-backed credit facility expires as early as the second quarter of 2014 should the Senior Floating Rate Notes due 2014 not be repaid, redeemed, defeased, refinanced or reserved under the borrowing base, and as late as March 2017 and our next long-term debt maturity is in 2014. Additionally, $50 million of our foreign short-term credit facilities expire in the first quarter of 2013 and $70 million expires in the third quarter of 2013. On July 23, 2012, we redeemed $150 million of notes due in 2016 using borrowings under our credit facilities and the net proceeds of our new $40 million loan. As a result, the availability of borrowings under our ABL and short-term credit facilities has been reduced.

In the event we need additional capital, whether for working capital, debt repayment or otherwise, there can be no assurance that such additional debt or equity capital will be available on acceptable terms or at all. New financing could result in us issuing additional equity securities, which could cause dilution to existing stockholders. If additional or continued financing, including the continued extension of trade credit by our suppliers, is not available when required, our liquidity would be reduced. The risks of reduced liquidity include an inability to maintain or increase our rates of production, to make necessary capital expenditures in order to maintain and expand our manufacturing capacity as needed, and to repay, reduce or refinance our debt. Any of these issues could cause our stock price to fall and reduce our customers' and vendors' willingness to do business with us.

Our credit arrangements contain covenants which may adversely impact our business and the failure to comply with such covenants could cause our outstanding debt to become immediately payable.

Our debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, acquiring new businesses, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. In addition, our new $40.0 million loan which used certain of our real property as collateral, requires us to maintain a minimum fixed charge coverage ratio. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants would otherwise restrict, including refinancing our existing debt. In addition, such agreements include affirmative covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt as well as all amounts payable under our interest rate swaps on such debt, if any, could become immediately due and payable and the incurrence of additional debt under our asset-backed credit facility would not be allowed.

Early redemptions and repurchases of debt reduce our working capital and liquidity; debt refinancing can entail higher interest expense, which would lower our net income; interest payments on variable rate debt can increase, which would lower our net income.

During 2010, 2011 and the first nine months of 2012, we redeemed $195.7 million, net $80 million and $250 million of our long-term debt, respectively, using cash on hand. In addition, in July 2012, we completed the redemption of an additional $150 million of long-term debt using borrowings under our credit facilities and other financings. Although redemptions and repurchases of debt improve our operating results by reducing our interest expense, these actions reduce our liquidity. If we should repurchase or redeem additional debt or equity, our working capital and liquidity would be further reduced. In addition, should we undertake to redeem or refinance any of our outstanding long-term debt, the next maturity of which is 2014, either for cash or using short-term borrowings under our asset-backed line of credit, there can be no assurance that the terms of such refinancing, particularly the interest rate, would be favorable to us. Should we be forced to replace lower interest rate debt with higher interest rate debt, our net income would be reduced. In addition, as of June 30, 2012, an aggregate of $500 million of our long-term debt and all of our short-term borrowings bear interest at a variable rate based upon LIBOR. Interest rates, including LIBOR, can change due to a variety of factors, including governmental debt levels, ratings downgrade of U.S. or other sovereign debt, the pace of economic growth and central bank actions. In addition, volatility of LIBOR could increase following recent governmental investigations concerning the manner in which LIBOR rates are determined. Should LIBOR increase substantially in the future for any reason, interest payments on our variable interest rate debt would also increase, lowering our net income.

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
We generally do not obtain firm, long-term purchase commitments from our customers and our bookings may generally be canceled prior to the scheduled shipment date. Customers may cancel their orders, reduce production quantities or delay production for a number of reasons, including significant decreases in demand for their products and services. Although the customer is generally liable for finished goods and work-in-process at the time of cancellation, we may be unable or, for other business reasons, choose not to enforce our contractual rights. Cancellations, reductions or delays of orders by customers would:

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

One customer represented more than 10% of our net sales and sales to our ten largest customers represented 49.1% of our net sales during the first nine months of 2012. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales. A significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by large customers would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in demand for their product, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could reduce our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would reduce our net sales and net income.

We are subject to risks arising from our international operations.

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 80% - 85% of our net sales from non-U.S. operations for the nine months ended June 30, 2012 and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result of our international operations, we are affected by economic, political and other conditions in foreign countries, including:

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

We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, discrimination, whistle-blowing, classification of employees and severance payments. Enforcement activity relating to these laws, particularly outside of the United States, can increase as a result of increased media attention due to violations by other companies in our industry, changes in law, political and other factors. Although we believe that our employment practices comport with local customs, there can be no assurance that, due to a more aggressive enforcement posture by governmental authorities, we won't be found to have violated elements of such laws, which can be complex, in the future. Any such violations could lead to the assessment of fines against us by federal, state or foreign regulatory authorities or damages payable to employees, which could be substantial.
Unanticipated changes in our tax rates or exposure to additional income tax liabilities could increase our taxes and decrease our net income.
We are subject to income, sales, value-added and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and other factors. Our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our tax provisions, including through assessment of back taxes, interest and penalties. For example, we are currently undergoing audits of our U.S. and Mexico tax returns for certain recent tax years. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical tax provisions which could lead to an increase in our taxes payable and a decrease in our net income.
We have taken substantial restructuring charges in the past and we may need to take material restructuring charges in the future.

We have incurred significant expenses related to restructuring of our operations in the past and may continue to do so in the future. For example, we have moved, and may continue to move, our operations from higher-cost to lower-cost locations to meet customer requirements. We have incurred costs related to workforce reductions, facilities closure and subsequent environmental remediations, work stoppages and labor unrest resulting from the closure of our facilities in higher cost locations. In addition, we have incurred unanticipated costs related to the transfer of operations to lower-cost locations, including costs related to integrating new facilities, managing operations in dispersed locations and realigning our business processes. We also have incurred costs to restructure operations that have been acquired in order to integrate them into our Company. We expect to be required to record additional charges related to restructuring activities in the future, but cannot predict the timing or amount of such charges. Any such charges would reduce our net income.

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

As a result of our components ordering policies and customer-requested ship dates, we may incur, and not be able to recover from our customers, carrying costs relating to components, work-in-process or finished goods kept in our inventory, which would decrease our margins and net income.

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

We manufacture products to our customers' specifications, and in some cases our manufacturing processes and facilities may need to comply with various statutory and regulatory requirements. For example, many of the medical devices that we manufacture, as well as the facilities and manufacturing processes that we use to produce them must comply with standards established by the United States Food and Drug Administration. In addition, our customers' products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we design or manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements. Defects in the products we design or manufacture may result in product recalls, warranty claims by customers, including liability for repair costs, delayed shipments to customers or reduced or canceled customer orders. If these defects or deficiencies are significant, our results of operations and business reputation could be harmed. The failure of the products that we design or manufacture or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in product liability claims against us. The magnitude of such claims may increase as we expand our medical, automotive, and aerospace and defense manufacturing services because defects could result in death or significant injury to end users of these products. Even if our customers are contractually responsible for defects in the design of a product, we could nonetheless be named in a product liability suit over such defects and could be required to expend significant resources defending ourselves.

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

We are required to comply with all applicable domestic and foreign export control laws, including the International Traffic in Arms Regulations (“ITAR”) and the Export Administration Regulations (“EAR”). Some items manufactured by us are controlled for export by the United States Department of Commerce's Bureau of Industry and Security under the EAR. In addition, we are subject to the Foreign Corrupt Practices Act and international counterparts relating to bribery of foreign governments and officials. Violation of any of these laws or regulations could result in significant sanctions, including large monetary penalties and suspension or debarment from participation in future business opportunities, which could reduce our future revenue and net income and damage our reputation as a reputable supplier.

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
 Primarily as a result of certain of our acquisitions, we have incurred liabilities associated with environmental contamination. These liabilities include ongoing investigation and remediation activities at a number of current and former sites, including ones located in Irvine, California; Owego, New York; Derry, New Hampshire; Fort Lauderdale, Florida; and Brockville, Ontario. In addition, we have been named in a lawsuit alleging operations at our current and former facilities in Orange County, California contributed to groundwater contamination. There are some sites, including our acquired facility in Gunzenhausen, Germany, that are known to have groundwater contamination caused by a third-party, and that third-party has provided indemnity to us for the liability. Third party indemnities may not be effective to reduce our liability for environmental contamination. For example, Nortel Networks, which had provided us an indemnity with respect to environmental investigation activities being undertaken at our former Brockville site, is party to bankruptcy proceedings that may cause it not to fully honor its indemnification obligations to us. The time required to perform environmental remediations can be lengthy and there can be no assurance that the scope of these activities will not increase as a result of the discovery of new contamination or contamination on adjoining landowner's properties or the adoption of more stringent regulatory standards covering sites at which we are currently performing remediation activities. As a result, there can be no assurance that these or any other similar third-party or governmental claims that may be filed in the future will not result in material liability to us.

We have also been named as a potentially responsible party at a contaminated disposal site operated by another party at the Casmalia Resources site in Southern California, as a result of the past disposal of hazardous waste by companies we have acquired or by our corporate predecessors. In addition, we have been named as a potentially responsible party by the California Department of Toxic Substance Control at a waste treatment site operated by another party in San Jose, California, allegedly as a result of waste we sent to be treated at that facility being discharged into the environment. Although liabilities for such historical treatment and disposal activities have not materially affected our financial condition to date, we cannot assure you that past disposal activities will not result in liability that will materially affect us in the future, nor can we provide assurance that we do not have environmental exposures of which we are unaware and which could adversely affect our operating results.

Over the years, environmental laws have become, and in the future may continue to become, more stringent, imposing greater compliance costs and increasing risks and penalties associated with violations. We operate in several environmentally sensitive locations and are subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes in or restrictions on discharge limits, emissions levels, permitting requirements and material storage or handling could require a higher than anticipated level of remediation activities, operating expenses and capital investment or, depending on the severity of the impact of the foregoing factors, costly plant relocation.

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
Certain of our employees have access to, or signature authority with respect to, bank accounts or other company assets, which exposes us to the risk of fraud or theft. Any such loss could be substantial. In addition, certain employees have access to key IT infrastructure and to customer and other information that is commercially valuable. Should any employee, for any reason, compromise our IT systems, or misappropriate customer or other information, we could incur losses, including losses relating to claims by our customers against us, the willingness of customers to do business with us may be damaged and, in the case of our defense business, we could be debarred from future participation in government programs. Any losses due to employee fraud or malfeasance may not be fully covered by insurance.
We may not be successful in implementing and integrating strategic transactions or in divesting non-strategic assets, which could cause our financial results to fail to meet our forecasts.

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end-customer markets, to obtain new manufacturing and service capabilities and technologies, to enter new geographic manufacturing locations, to lower our manufacturing costs and improve the margins on our products, and to further develop existing customer relationships. Strategic transactions involve a number of risks, uncertainties and costs, including the following:

•	integrating acquired operations and businesses including in regions or countries in which we have not previously operated;

•	incurring severance and other restructuring costs to rationalize any purchased operation, which would reduce our net income;

•	obtaining regulatory approvals or other conditions to closing, which could delay the closing of strategic transactions;

•	diverting management attention from day-to-day duties in order to implement and integrate strategic transactions;

•	scaling up production and coordinating management of operations at new sites;

•	incurring transaction expenses, including fees of investment bankers, attorneys and accountants, which could be significant;

•	separating operations or support infrastructure for entities divested;

•	managing and integrating operations in geographically dispersed locations;

•	maintaining customer, supplier or other favorable business relationships of acquired operations and terminating unfavorable relationships;

•	integrating the acquired company's systems into our management information systems;

•
satisfying unforeseen liabilities of acquired businesses, including liability for past violations of law, which could require the expenditure of material amounts of cash or subject us to ongoing regulatory scrutiny or requirements;

•	operating in the geographic market or industry sector of the business acquired in which we may have little or no experience;

•	complying with laws of new jurisdictions in which we have not previously operated;

•	improving and expanding our management information systems to accommodate expanded operations; and

•	losing key employees of acquired operations.

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

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, or U.S. GAAP. Our preparation of financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities as of the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

In addition, these principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to revenue recognition, off-balance sheet transactions, stock-based compensation, restructuring, acquisition accounting, asset disposals and asset retirement obligations, leases, intangible assets, derivative and other financial instruments and in-process research and development charges, have recently been revised or are under review. Changes to those rules or the questioning of how we interpret or implement those rules may have a material adverse effect on our reported financial results or on the way we conduct business.

The anticipated convergence of U.S. GAAP and international financial accounting standards creates uncertainty as to the financial accounting policies and practices we will need to adopt in the future.

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

We conduct a significant portion of our activities including manufacturing, administration and information technology management in areas that have experienced natural disasters, such as major earthquakes, hurricanes, floods and tsunamis. For example, in March 2011, Japan experienced a major earthquake and tsunami and in October 2011, flooding occurred in large parts of Thailand. Our insurance coverage with respect to damages to our facilities or our customers' products caused by natural disasters is limited and is subject to deductibles and coverage limits and, as a result, may not be sufficient to cover all of our losses. For example, our policies do not cover damage due to earthquake. In addition, coverage may not continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting one or more of our facilities, our operations and management information systems, which control our worldwide procurement, inventory management, shipping and billing activities, could be significantly disrupted. Such events could delay or prevent product manufacturing and shipment for the time required to transfer production or repair, rebuild or replace the affected manufacturing facilities. While we have in place disaster recovery plans, there can be no assurance that such plans will be sufficient to allow our operations to continue in the event of every natural or man-made disaster, pandemic or other extraordinary event. Any extended inability to continue our operations at unaffected facilities following such an event would reduce our revenue and potentially damage our reputation as a reliable supplier.

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

SANMINA-SCI CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	July 31, 2012

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	July 31, 2012

EXHIBIT INDEX

Exhibit Number	Description

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