Form 10-K
period 2012-09-29
SANMINA CORP
filed 2012-11-21
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2012
or
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes [ ] No [ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ x ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $581,683,037 as of March 30, 2012, based upon the last reported sale price of the common stock on the NASDAQ Global Select Market on March 30, 2012.

As of November 9, 2012, the number of shares outstanding of the registrant's common stock was 81,765,109.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant's annual meeting of stockholders to be held on March 11, 2013 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SANMINA CORPORATION

Item 1.  Business

Overview

Sanmina Corporation (“we” or “Sanmina”) is a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. We provide these comprehensive offerings primarily to original equipment manufacturers, or OEMs, in the communications networks, computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical, clean technology (or "CleanTech") and automotive industries. The combination of our advanced technologies, extensive manufacturing expertise and economies of scale enables us to meet the specialized needs of our customers in these markets in a cost-effective manner. We were originally incorporated in Delaware in May 1989. On November 15, 2012, we changed our name from Sanmina-SCI Corporation to Sanmina Corporation.

Our end-to-end solutions, combined with our global expertise in supply chain management, enable us to manage our customers' products throughout their life cycles. These services include:

•	product design and engineering, including initial development, detailed design, prototyping, validation, preproduction services and manufacturing design release;

•	manufacturing of components, subassemblies and complete systems;

•	final system assembly and test;

•	direct order fulfillment and logistics services; and

•	after-market product service and support.

We participate in the Electronics Manufacturing Services (EMS) industry and manage our operations as two businesses:

1) Integrated Manufacturing Solutions (IMS), which is a reportable segment consisting of printed circuit board assembly and test, optical and RF (Radio Frequency) modules, final system assembly and test, and direct order fulfillment. This segment generated 81% of our total revenue in 2012.

2) Components, Products and Services (CPS), consisting of Components, which includes interconnect systems (printed circuit board fabrication and backplane and cable assemblies) and mechanical systems (enclosures, precision machining and plastic injection molding); Products, which includes memory and SSD products from Viking Technology; products from SCI Technology for use in the defense and aerospace industry; and storage products from Newisys; and Services, which includes design, engineering, logistics and repair services.

We have facilities in 25 countries on six continents. We seek to locate our facilities near our customers and our customers' end markets in major centers for the electronics industry or in lower cost locations. Many of our plants located near our customers and their end markets are focused primarily on final system assembly and test, while our plants located in lower cost areas engage primarily in higher volume, less complex component and subsystem manufacturing and assembly.

We have become one of the largest global manufacturing solutions providers by capitalizing on our competitive strengths including our:

•	end-to-end services;

•	product design and engineering resources;

•	vertically integrated manufacturing solutions;

•	advanced technologies;

•	robust IT systems;

•	global capabilities;

•	customer-focused organization; and

•	expertise in serving diverse end markets.

Industry Overview

EMS companies are the principal beneficiaries of the increased use of outsourced manufacturing services by the electronics and other industries. Outsourced manufacturing refers to an OEM's use of EMS companies, rather than internal manufacturing capabilities, to manufacture their products. Historically, EMS companies generally manufactured only components or partial assemblies. As the EMS industry has evolved, OEMs have increased their reliance on EMS companies for additional, more complex manufacturing services including design services. Today, EMS companies manufacture and test complete systems and manage the entire supply chains of their customers. Industry leading EMS companies offer end-to-end services including product design and engineering, manufacturing, final system assembly and test, direct order fulfillment and logistics, after-market product service and support, and global supply chain management.

We believe increased outsourced manufacturing by OEMs will continue because it allows OEMs to:

•	reduce operating costs and capital investment;

•	focus on core competencies;

•	access leading design and engineering capabilities;

•	improve supply chain management and purchasing power;

•	access global manufacturing services; and

•	accelerate time to market.

 Our Business Strategy

Our objective is to maintain and enhance our leadership position in the technology industry. Key elements of our strategy include:

Capitalizing on Our Comprehensive Solutions. We intend to capitalize on our end-to-end solutions which we believe will allow us to both sell additional solutions to our existing customers and attract new customers. Our end-to-end solutions include product design and engineering, manufacturing, final system assembly and test, direct order fulfillment and logistics services, after-market product service and support and supply chain management. Our vertically integrated manufacturing solutions enable us to manufacture additional system components and subassemblies for our customers. When we provide a customer with a number of services, such as component manufacturing or higher value-added solutions, we are often able to improve our margins and profitability. Consequently, our goal is to increase the number of manufacturing programs for which we provide multiple solutions. To achieve this goal, our sales and marketing organization seeks to cross-sell our solutions to customers.

Extending Our Technology Capabilities. We rely on advanced processes and technologies to provide our products, components and vertically integrated manufacturing solutions. We continually strive to improve our manufacturing processes and have adopted a number of quality improvement and measurement techniques to monitor our performance. We work with our customers to anticipate their future product and manufacturing requirements and align our technology investment activities with their needs. We use our design expertise to develop product technology platforms that we can customize by incorporating other components and subassemblies to meet the needs of particular OEMs. These technologies enhance our ability to manufacture complex, high-value added products, allowing us to continue to win business from existing and new customers.

Attract and Retain Long-Term Customer Partnerships. A core component of our strategy is to attract, build and retain long-term partnerships with companies in growth industries that will benefit from our global footprint and unique value proposition in advanced electronics manufacturing. As a result of this customer-centric approach, we have experienced business growth from both existing and new customers and will continue to cultivate these partnerships with additional products and value-added solutions.

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

Continuing to Penetrate Diverse End Markets. We focus our marketing and sales efforts on major end markets within the technology industry. We have targeted markets that we believe offer significant growth opportunities and for which OEMs sell complex products that are subject to rapid technological change because the manufacturing of these products requires higher value-added services. Our approach to our target markets is two-fold: we intend to strengthen our significant presence in the communications, computing and multimedia markets, and also focus on under-penetrated target markets, including the medical, industrial and semiconductor capital equipment, CleanTechnology, automotive, and defense and aerospace industries, many of which have not extensively relied upon outsource manufacturing companies in the past. We intend to continue our diversification across market segments and customers to reduce our dependence on any particular market.

Pursuing Strategic Transactions. We seek to undertake strategic transactions that give us the opportunity to access new customers' products, manufacturing solutions, repair service capabilities, technologies and geographic markets. In addition, we plan to continue to pursue OEM divestiture transactions that will augment existing strategic customer relationships with favorable supply agreement terms or build new relationships with customers in attractive end markets. Potential future transactions may include a variety of different business arrangements, including acquisitions, spin-offs, strategic partnerships, restructurings and divestitures. We intend to continue to evaluate and pursue strategic opportunities on a highly selective basis.

Continuing to Seek Cost Savings and Efficiency Improvements. We seek to optimize our facilities to provide cost-efficient services for our customers. We maintain extensive operations in lower cost locations, including Latin America, Eastern Europe, China, Southeast Asia and India, and we plan to expand our presence in these lower cost locations as appropriate to meet the needs of our customers. We believe we are well positioned to take advantage of future opportunities on a global basis as a result of our existing footprint in 25 countries.

Our Competitive Strengths

We believe our competitive strengths differentiate us from our competitors and enable us to better serve the needs of OEMs. Our competitive strengths include:

End-to-End Solutions. We provide solutions throughout the world to support our customers' products during their entire life cycle, from product design and engineering, through manufacturing, to direct order fulfillment, logistics and after-market product service and support. We believe our end-to-end solutions are more comprehensive than the services offered by our competitors because of our focus on adding value before and after the actual manufacturing of our customers' products. Our end-to-end solutions enable us to provide our customers with a single source of supply for their manufacturing needs, reduce the time required to bring products to market, lower product costs and allow our customers to focus on those activities in which they expect to add the highest value. We believe that our end-to-end solutions allow us to develop closer relationships with our customers and more effectively compete for their future business.

Product Design and Engineering Resources. We provide product design and engineering services for new product designs, cost reductions and design for manufacturability (DFx) reviews. Our engineers work with our customers during the complete product life cycle. Our design and NPI centers provide turnkey system design services including: electrical, mechanical, thermal, software, layout, simulation, test development, design verification, validation, regulatory compliance and testing services. We design high speed digital, analog, radio frequency, mixed-signal, wired, wireless, optical and electro-mechanical products.

Our engineering engagement models include Joint Design Manufacturing (JDM), Contract Design Manufacturing (CDM) and consulting engineering for DFx, Value Engineering (cost reduction re-design), and design for environmental compliance with the European Union's Restrictions of Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment or WEEE. We focus on industry segments that include Communications Networks, Computing and Storage, Medical, Multimedia, Defense & Aerospace, Industrial & Semiconductor Capital Equipment, CleanTech and Automotive.

System solutions for these industry segments are supported by our vertically integrated component technologies, namely, printed circuit boards, backplanes, enclosures, cable assemblies, precision machining, plastics and die castings, memory modules, and optical, RF and microelectronics modules.

In these engagement models, our customers bring market knowledge and product requirements. We provide complete design engineering and new product introductions (NPI) services. For JDM products, typically the intellectual property is jointly owned by us and the customer and we realize manufacturing revenue associated with building and shipping the product. For CDM projects, customers pay for all services and own the intellectual property.

Vertically Integrated Manufacturing Solutions. We provide a range of vertically integrated manufacturing solutions. Key system components that we manufacture include complete printed circuit boards and printed circuit board assemblies, backplanes and backplane assemblies, enclosures, cable assemblies, precision machine components, optical modules and memory modules. By manufacturing these system components and subassemblies ourselves, we enhance continuity of supply and reduce costs for our customers. In addition, we are able to have greater control over the production of our customers' products and retain incremental profit opportunities for us. Examples of products that we manufacture using our full range of services include wireless base stations, network switches, routers and gateways, optical switches, enterprise-class servers and storage appliances, set-top boxes, magnetic resonance imaging (MRI) and computer tomography (CT) scanners, and equipment used in the semiconductor chip manufacturing process, including equipment for photolithography, chemical mechanical polishing, physical vapor deposition, automated handling tools and robotics for wafer transfer.

Advanced Technologies. We provide services utilizing advanced technologies which we believe allow us to differentiate ourselves from our competitors. These advanced technologies include the fabrication of complex printed circuit boards and backplanes having up to 60 layers and process capabilities for a range of low signal loss, high performance materials, buried capacitors and resistors and high density interconnects using micro via holes that are formed using laser drills. We have added capabilities to manufacture high density flex and rigid-flex printed circuit boards (PCB) with up to 30 layers and 8 transition layers in support of Defense and Aerospace markets along with high end medical electronics.

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

Global Manufacturing Capabilities. Most of our customers compete and sell their products on a global basis. As such, they require global solutions that include regional manufacturing for selected end markets, especially when time to market, local manufacturing or content and low cost solutions are critical objectives. Our global network of facilities in 25 countries provides our customers a combination of sites to maximize both the benefits of regional and low cost manufacturing solutions and repair services. To manage and coordinate our global operations, we employ an enterprise-wide ERP system at substantially all of our manufacturing locations that operates on a single IT platform and provides us with company-wide information regarding component inventories and orders. This system enables us to standardize planning and purchasing at the facility level and to optimize inventory management and utilization. Our systems also enable our customers to receive key information regarding the status of their programs.

Global Supplier Base. We purchase large quantities of electronic components and other materials from a wide range of suppliers. Our primary task involves consolidating our global spend to create the synergy and leverage to drive our supply base for better cost competitiveness and more favorable terms and leading edge supply chain solutions. As a result, we often receive more favorable terms and supply chain solutions from suppliers which can enable us to provide our customers with greater total cost reductions than they can obtain themselves. Our strong supplier relationships also often enable us to obtain electronic components and other materials that are in short supply as well as provide us the necessary support to optimize the utilization of our inventories.

Supply chain management also involves the planning, purchasing and warehousing of product components. The other objective of our supply chain management services is to reduce excess component inventory in the supply chain by scheduling deliveries of components at a competitive price and on a just-in-time basis. We use sophisticated production management systems to manage our procurement and manufacturing processes in an efficient and cost effective manner. We collaborate with our customers to enable us to respond to their changing component requirements for their products and to reflect any changes in these requirements in our production management systems. These systems often enable us to forecast future supply and demand imbalances and develop strategies to help our customers manage their component requirements. Our enterprise-wide ERP systems provide us with company-wide information regarding component inventories and orders to optimize inventories, planning and purchasing at the plant level.

Customer-Focused Organization. We believe customer relationships are critical to our success and our organization is focused on providing our customers with a high level of customer service. Our key customer accounts are managed by dedicated account teams including a global business manager directly responsible for account management. Global business managers coordinate activities across divisions to effectively satisfy our customers' requirements and have direct access to our senior management to quickly address customer opportunities/concerns. Local customer account teams further support the global teams and are linked by a comprehensive communications and information management infrastructure.

Expertise in Serving Diverse End Markets. We have experience in serving our customers in the communications, computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical, CleanTech and automotive markets. Our diversification across end markets reduces our dependence upon any one customer or segment. In order to cater to the specialized needs of customers in particular market segments, we have dedicated personnel, and in some cases facilities, with industry-specific capabilities and expertise. We also maintain compliance with industry standards and regulatory requirements applicable to certain markets including, among others, the medical and defense and aerospace sectors.

Our Products and Solutions

We offer our OEM customers a diverse set of products and solutions with a focus on wireless, wireline and optical communications and network infrastructure equipment like switches, routers and base stations, enterprise computing servers and storage systems, defense and commercial avionics and communications, medical imaging, diagnostic and patient monitoring systems, digital satellite set-top boxes, point of sale, and gaming systems, semiconductor tools for metrology, lithography, dry and wet processing, industrial products like large format printers and cash transactions, and clean technology products such as solar and wind products, fuel cells, LED lighting, smart meters and battery systems. These products may require us to use some or all of our end-to-end solutions including design, component technologies and logistics and repair services.

Integrated Manufacturing Solutions includes:

Printed Circuit Board Assembly and Test. Printed circuit board assembly involves attaching electronic components, such as integrated circuits, capacitors, microprocessors, resistors and memory modules to printed circuit boards. The most common technologies used to attach components to printed circuit boards employ surface mount technology (SMT) and pin-through-hole assembly (PTH). SMT involves the use of an automated assembly system to place and solder components to the printed circuit board. In PTH, components are placed on the printed circuit board by insertion into holes punched in the circuit board. Components also may be attached using press-fit technology in which components are pressed into connectors affixed to the printed circuit board. We use SMT, PTH, press-fit as well as new attachment technologies that are focused on miniaturization and increasing the density of component placement on printed circuit boards. These technologies, which support the needs of our OEM customers to provide greater functionality in smaller products, include chip-scale packaging, ball grid array, direct chip attach and high density interconnect. We perform in-circuit and functional testing of printed circuit board assemblies. In-circuit testing verifies that all components have been properly inserted and attached and that the electrical circuits are complete. We perform functional tests to confirm that the board or assembly operates in accordance with its final design and manufacturing specifications. We either design and procure test fixtures and develop our own test software, or we use our customers' test fixtures and test software. In addition, we provide environmental stress tests of the board or assembly that are designed to confirm that the board or assembly will meet the environmental stresses, such as heat, to which it will be subject.

Optical and RF and Components and Modules. Optical and Radio frequency (RF) components are the key building blocks of many systems and we produce both passive and active components as well as modules. RF and Optical modules are integrated subsystems that use a combination of industry standard and/or custom components, typically interconnected using microelectronic technologies, to achieve unique function. Based on our microelectronic design and manufacturing technologies, we provide RF and optical components, modules and systems for customers in the telecommunications, networking, medical, industrial, military and aerospace markets. Our experience in RF and optical communications and networking products spans long haul/ultra long haul and metro regions for transport/transmission, as well as access and switching applications, including last mile solutions. In the Medical market, we have developed and manufacture optically based products such as blood analyzers and food contamination analyses. We are currently supplying product to the 10G, 40G and 100G optical marketplace based on our optical and RF technologies. Our service offerings for optical customers are designed to deliver end-to-end solutions with special focus on product design and industrialization, optical and RF component, module and blade manufacturing, as well as system integration and test.

Final System Assembly and Test. We provide final system assembly and test in which assemblies and modules are combined to form complete, finished products. We often integrate printed circuit board assemblies manufactured by us with enclosures, cables and memory modules that we also produce. Our final assembly activities also may involve integrating components and modules that others manufacture. The complex, finished products that we produce typically require extensive test protocols. Our test services include both functional and environmental tests. We also test products for conformity to applicable industry, product integrity and regulatory standards. Our test engineering expertise enables us to design functional test processes that assess critical performance elements including hardware, software and reliability. By incorporating rigorous test processes into the manufacturing process, we can help assure our customers that their products will function as designed. Products for which we currently provide final system assembly and test include wireless base stations, wireline communications switches, optical networking products, high-end servers, industrial and automotive, LED lighting fixtures, multimedia devices, diagnostic medical equipment, internet-protocol communication systems, video on demand and computing servers.

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

Components, Products and Services includes:

Product Design and Engineering. Our design and engineering groups provide customers with design and engineering services from initial product design and detailed product development to production launch and end of life support for a wide range of products covering all our market segments. These groups complement our vertically integrated manufacturing capabilities by providing manufacturing design services for printed circuit boards, backplanes and a variety of electro-mechanical systems. Our offerings in design engineering include product architecture, development, integration and regulatory and qualification services, while our NPI services include quick-turn prototype, functional test development and release to volume production. We specialize in creating custom high performance, manufacturable, cost-optimized products. We can also complement our customer's design team with our unique skills and services. Both solutions will accelerate our customer's market penetration - all while respecting the customer's intellectual property (IP).

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

Printed circuit boards are made of fiberglass/resin laminated material layers and contain copper circuits which interconnect and transmit electrical signals among the components that make up electronic devices. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together in the printed circuit board along with adding layers and via hole structures. We are currently capable of efficiently producing printed circuit boards with up to 60 layers and circuit track widths as narrow as two mils (50 micron) in production volumes. Specialized production equipment along with an in-depth understanding of high performance laminate materials allow for fabrication of some of the largest form factor and highest speed (in excess of 20 gigabits per second, or Gbps) backplanes available in the industry. We have also developed several proprietary technologies and processes which improve electrical performance, connection densities and reliability of printed circuit boards. Some of these technologies, such as Buried Capacitance™, have become industry standards and are licensed to other board fabricators.

Backplanes and Backplane Assemblies. Backplanes are very large printed circuit boards that serve as the backbones of sophisticated electronics products and provide interconnections for printed circuit boards, integrated circuits and other electronic components. We fabricate backplanes in our printed circuit board plants. Backplane fabrication is significantly more complex than printed circuit board fabrication due to the large size and thickness of the backplanes. We manufacture backplane assemblies by press fitting high density connectors into plated through holes in the bare backplane. In addition, many of the newer higher technology backplanes require SMT attachment of passive discrete components as well as high pin count ball grid array packages. These advanced assembly processes require specialized equipment and a strong focus on quality and process control. We also perform in-circuit and functional tests on backplane assemblies. We have developed proprietary technology and “know-how” which enables backplanes to run at data rates in excess of 10 Gbps. We currently have capabilities to manufacture backplanes with up to 60 layers in sizes of 26x40 or 22x52 inches and up to 0.500 inches in thickness, utilizing a wide variety of high performance laminate materials. These are among the largest and most complex commercially manufactured backplanes and we are one of a limited number of manufacturers with these capabilities.

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

Mechanical Systems. Mechanical systems are used across all major markets to house and protect complex and fragile electronic components, modules and sub-systems, so that the system's functional performance is not compromised due to mechanical, environmental or any other usage conditions. Our mechanical systems manufacturing services are capable of fabricating mechanical components, such as cabinets, chassis (soft tool, hard progressive tools), frames, racks, and data centers integrated with various electronic components and sub-systems for power management, thermal management, sensing functions, and control systems.

We manufacture a broad range of enclosures from basic enclosures for low end accessories, setup boxes, storages & servers, to large and highly complex mechanical systems, such as those used in indoor and outdoor wireless base station products, and high precision chambers for semiconductor industry.

We serve a variety of market segments, such as telecommunications, computing, semiconductor, industrial, alternative energy, and medical, while partnering with customers from initial concept development, prototyping, builds verification and validation, through integration and system assembly, final test and service.

Our mechanical systems expertise is readily accessible at any of our state-of-the-art facilities worldwide that provide metal fabrication by soft tools, high-volume metal stamping & forging by hard tools with stage & progressive tools, plastic injection molding, aluminum die-casting, robotic welding capabilities, powder painting, wet painting, plating, cleaning processes, and leading precision machining capabilities.

As part of our mission to provide complete manufacturing solutions to customers, we offer a suite of world-class precision machining services in the U.S. and China. We utilize advanced numerically controlled machines enabling the manufacture of components to very tight tolerances and the assembly of these components in clean environments. Capabilities include expertise in complex medium- and large-format mill and lathe machining of aluminum, stainless steel, plastics, ferrous and nonferrous alloys, and exotic alloys. We also have helium and hydrostatic leak-test capabilities. By leveraging our established supply chain, we do lapping, plating, anodizing, electrical discharge machining (EDM), heat-treating, cleaning, laser inspection, painting and packaging. We have dedicated facilities supporting machining and complex integration with access to a suite of state-of-the-art, computer-controlled machining equipment that can satisfy the most rigorous demands for production and quality. This equipment includes fully automated “lights-out” machinery that continues production in the absence of human operators. With some of the largest horizontal milling machines in the United States, we are a supplier of vacuum chamber systems for the semiconductor, flat panel display, and LED equipment markets; and for Industrial and Aerospace (AS0100 certified) markets.

Viking Technology. Viking Technology is a leading designer in Non-Volatile memory, DRAM and SSD technologies and takes a different approach to the integration of SSDs and memory into data centers. With a breadth of solutions that bridge both SSD and DRAM, Viking Technology has the ability to deliver any storage solution from high-performance computing SSDs down to embedded kiosk flash devices. Viking Technology has over two decades of focused DRAM and storage development, delivering high technology solutions that optimize the value and performance of customers' applications in the Enterprise, Network Infrastructure, Embedded, and Defense & Aerospace markets.

In recent years, Viking Technology has pioneered several disruptive technologies that are paving the way for faster and more effective enterprise server and storage system solutions. Such innovations include a new storage-class memory module, ArxCis-NV™. The ArxCis-NV™, an NV-DIMM, enables significant performance improvements to a host of end applications, while delivering increased endurance to any SSD. With ArxCis-NV's latest DDR3 generation, enterprise systems are able to save and restore critical data that resides in main memory during a disastrous power-fail. This ability is critical for the evolving Cloud and Virtualization market to ensure reliability and disaster recovery. Another disruptive technology is the innovative SATADIMM™, an SSD in the form of a DIMM. Utilizing Viking Technology's state-of-the-art design and packaging technology, the SATADIMM™ is able to deliver all the performance, capacity, and features of an Enterprise SSD within 75% the footprint of a traditional 2.5-inch SSD. With its innovative form factor, the SATADIMM™ is capable of enabling a single server to deliver the performance of a full Rack within a single Rack Unit (1U).

SCI Technology - Defense & Aerospace (DAS). SCI Technology has been providing engineering services, products and manufacturing solutions to the global defense and aerospace industry for more than five decades. SCI Technology provides mission-critical products for aircraft systems, tactical communications, and radiation detection and monitoring, as well as fiber optics capabilities for use in a variety of military applications.

Our customers include U.S. government agencies, U.S. allies and major defense and aerospace prime contractors, and we have the infrastructure to support the stringent certifications, regulations, processes and procedures required by these customers.

Newisys. Our Newisys group designs and manufactures both standard and custom storage and server products including mass storage for high performance Cloud and Streaming Video applications, as well as Bulk and Backup Storage products. Newisys designs and produces storage and server products, including complete rack scale solutions.

Logistics and Repair Services. Our logistics and repair services provide significant value to our customers while helping protect their brand name and improving their customer experience through the deployment of enhanced tools and the provision of real-time access to critical business information. Our solutions are designed to reduce the total cost of ownership and enable our customers to shift their services operations to a variable cost model that frees up cash to allow them to focus on their core business initiatives.

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

Drawing on a robust set of information systems, we offer configurable environments tailored to meet specific customer needs including customized web portals, order and serial number tracking, special routings and promotions. Local, regional and global solutions are supported by a robust set of business processes that focus on inventory reduction and risk mitigation that can improve cycle times by leveraging infrastructure, people and technology to enable reliable shipments of product to end users worldwide generally within 4 to 72 hours, depending on the services offered.

Logistics and repair services complement our end-to-end manufacturing strategy by integrating engineering, supply chain, manufacturing, logistics and repairs into a seamless solution for mission-critical customers around the world.

Our End Markets

We have targeted markets that we believe offer significant growth opportunities and for which OEMs sell complex products that are subject to rapid technological change. We believe that markets involving complex, rapidly changing products offer us opportunities to produce products with higher margins because these products require higher value-added manufacturing services and may also include our advanced vertically integrated components. Our approach to our target markets is two-fold; we intend to strengthen our significant presence in the communications networks and computing and storage markets, while also focusing on other under-penetrated target markets, including the medical, automotive, industrial and semiconductor capital equipment, defense and aerospace, and CleanTech industries, many of which have not extensively relied upon EMS companies in the past. Our diversification across market segments and customers helps mitigate our dependence on any particular market.

Communications Networks: Wireless and Wireline Access, Optical and Wireline Routing, Switching, and Transmission and Enterprise Networking. In the communications sector, we focus on infrastructure equipment. This includes wireless and wireline access, filters, switching, routing and transmission systems, optical networking and transmission and enterprise networking systems. Our product design and engineering staff has extensive experience designing and industrializing advanced communications products and components for these markets. Products we manufacture include point-to-point microwave systems, wireless base stations, remote radio heads, satellite receivers and various radio frequency appliances, optical switches and transmission hardware and wireline access equipment as well as switches and routers among others. We also design and manufacture optical, RF and microelectronic components which are enabling devices in many of these products.

Computing and Storage. We provide CTO and BTO services to the computing and storage market. We tightly couple our vertically integrated supply chain with manufacturing and logistics allowing for assembly and distribution of products to be completed more quickly with high quality standards and at low cost. Our vertical integration capabilities include racks, enclosures, cables, complex multi-layer printed circuit boards, printed circuit assemblies and backplanes. In addition, we have designed and developed some of the most compact and powerful storage modules available on the market today which we have coupled with our global, vertically integrated supply chain and manufacturing capabilities to deliver true end-to-end, no touch, cost-effective EMS solutions to the data storage industry.

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

Industrial and Semiconductor Systems. Our expertise in manufacturing highly complex systems includes production of industrial and semiconductor capital equipment, front-end environmental chambers, computer controllers and test, inspection, and public safety equipment. We also have significant experience in manufacturing highly complex systems such as process chambers, photolithography tools, etch tools, wafer handling interfaces, flat panel display test and repair equipment, chem-mech planarization tools, optical inspection and x-ray equipment, explosive detection equipment, and large format printing plate machines as well as full design and manufacturing capabilities on precision frames for all capital equipments.

Defense and Aerospace. We offer our end-to-end services to the defense and aerospace industry. Although the overall defense market may decline over the next few years, we believe this industry currently represents a growth opportunity for us due in part to the growing desire of defense and aerospace OEMs to outsource certain manufacturing activities in order to reduce costs. We believe our experience in serving the defense and aerospace industry, as well as our product design and engineering capabilities, represent key competitive strengths for us. Defense and aerospace products that we design and manufacture include avionics systems and processors, cockpit and wireless communications systems, tactical and secure network communications systems, radar subsystems, radiation detection systems for homeland defense and fiber-optic systems.

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

Customers

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented approximately 50% of our net sales for 2012, 2011 and 2010, respectively. For 2012, one customer, Alcatel-Lucent, represented 10% or more of our net sales. For 2011 and 2010, a single customer represented more than 10% of our net sales in each year.

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

Seasonality

Seasonality in our business has historically been driven by customer and product mix, particularly the end markets which our customers serve. Although we have in the past experienced higher levels of sales during our first fiscal quarter, this pattern has not repeated itself every year. The extent to which our business will become more seasonal in the future depends upon our future customer base and the end markets that they serve, which we are unable to predict.

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

We develop relationships with our customers and market our vertically integrated manufacturing solutions through our direct sales force, customer support specialists and representative firms. Our sales resources are directed at multiple management and staff levels within target accounts. Our direct sales personnel and representative firms work closely with the customers' engineering and technical personnel to better understand their requirements. Our marketing and sales staff supports our business strategy of providing end-to-end solutions by encouraging cross-selling of vertically integrated manufacturing solutions and component manufacturing across a broad range of major OEM products. To achieve this objective, our marketing and sales staff works closely with our various manufacturing and design and engineering groups and engages in marketing and sales activities targeted towards key customer opportunities.

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

Business Segment Data and our Foreign Operations

We have one reportable segment in 2012 - Integrated Manufacturing Solutions (IMS). Financial information for segments can be found in note 16 to our consolidated financial statements. Information concerning revenues, results of operations and revenues by geographic area is set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in Note 16, “Business Segment, Geographic and Customer Information”, to our consolidated financial statements. Risks attendant to our foreign operations can be found in Item 1A. “Risk Factors.”.

Competition

For our integrated manufacturing solutions business, we face competition from other major global EMS companies such as Benchmark Electronics, Inc., Celestica, Inc., Flextronics International Ltd., Jabil Circuits, Inc. and Plexus Corp. Our components, products and services business faces competition from EMS and non-EMS companies that often have a regional product, service or industry specific focus. In addition, our potential customers may also compare the benefits of outsourcing their manufacturing to us with the merits of manufacturing products themselves.

We compete with different companies depending on the type of solution or geographic area. We believe the primary competitive factors in our industry include manufacturing technology, quality, delivery, responsiveness, provision of value-added solutions and price. We believe our primary competitive strengths include our ability to provide global end-to-end solutions, our product design and engineering resources, our advanced technologies, our vertically integrated manufacturing solutions, our high quality manufacturing assembly and test solutions, our customer focus and responsiveness, our expertise in serving diverse end markets, our robust IT solution and our experienced management team.

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

Environmental Matters

We are subject to a variety of local, state and federal environmental laws and regulations in the United States, as well as foreign laws and regulations relating to the treatment, storage, use, discharge, emission and disposal of chemicals, solid waste and other hazardous materials used during our manufacturing processes. We are also subject to occupational safety and health laws, product labeling and product content requirements, either directly or as required by our customers. Proper waste disposal is a major consideration in particular for printed circuit board manufacturers because of the metals and chemicals used in the manufacturing process. Water used in the printed circuit board manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into municipal sanitary sewer systems. We operate on-site wastewater treatment systems at our printed circuit board manufacturing plants in order to treat wastewater generated in the fabrication process.

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

We have a range of corporate programs in place with regard to environmental compliance and reduction of the use of hazardous materials in manufacturing. In the environmental compliance area, we have developed corporate-wide standardized environmental management systems, auditing programs and policies to enable us to better manage environmental compliance activities. Our facilities are also certified under ISO 14001, a set of standards and procedures relating to environmental compliance management. In addition, the electronics industry is subject to the European Union's Restrictions of Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment, or WEEE, directives which took effect beginning in July 2006. Parallel initiatives have been adopted in other jurisdictions, including several states in the United States and the Peoples' Republic of China. RoHS limits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires producers to assume responsibility for the collection, recycling and management of waste electronic products and components. We have implemented procedures intended to make our manufacturing process compliant with RoHS and the European Union's Registration, Evaluation and Authorization of Chemicals (REACH) legislation, when required. In the case of WEEE, the compliance responsibility rests primarily with OEMs rather than with EMS companies.

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

Primarily as a result of certain of our acquisitions, we have incurred liabilities associated with environmental contamination. These liabilities include ongoing investigation and remediation activities at a number of current and former sites, including Irvine, California; Owego, New York; Derry, New Hampshire; Fort Lauderdale, Florida; and Brockville, Ontario. In addition, we have been named in a lawsuit alleging operations at our current and former facilities in Orange County, California contributed to groundwater contamination. There are some sites, including our acquired facility in Gunzenhausen, Germany, that are known to have groundwater contamination caused by a third-party, and that third-party has provided indemnity to us for the liability. Third party indemnities may not be effective to reduce our liability for environmental contamination. For example, Nortel Networks, which had provided us an indemnity with respect to environmental investigation activities being undertaken at our former Brockville site, is party to bankruptcy proceedings that may cause it not to fully honor its indemnification obligations to us. The time required to perform environmental remediation can be lengthy and there can be no assurance that the scope of these activities will not increase as a result of the discovery of new contamination or contamination on adjoining landowner's properties or the adoption of more stringent regulatory standards covering sites at which we are currently performing remediation activities. As a result there can be no assurance that these or any other similar third-party or governmental claims that may be filed in the future will not result in material liability to us.

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

Employees

As of September 29, 2012, we had 44,879 employees, including 8,733 temporary employees. None of our U.S. employees are represented by a labor union. In some international locations, our employees are represented by labor unions on either a national or plant level or are subject to collective bargaining agreements. Some foreign countries also have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We believe our relationship with our employees is good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, position and age of our current executive officers and their ages as of September 29, 2012.

Name	Age	Position
Jure Sola	61	Chairman of the Board and Chief Executive Officer
Robert Eulau	50	Executive Vice President and Chief Financial Officer
Michael Tyler	56	Executive Vice President, General Counsel and Corporate Secretary
Dennis Young	61	Executive Vice President of Worldwide Sales and Marketing

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

Robert Eulau has served as our Executive Vice President and Chief Financial Officer since September 2009. Prior to joining us, he served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of privately-owned Alien Technology Corporation, a developer of radio frequency identification products, from March 2006 through June 2008. Previously, he was Senior Vice President and Chief Financial Officer of publicly-traded Rambus Inc., a technology licensing company, from May 2001 through March 2006. Prior to Rambus, Mr. Eulau served over 15 years with Hewlett Packard Company in various leadership roles, including Vice President and Chief Financial Officer of HP's Business Customer Organization, and Vice President and Chief Financial Officer of HP's Computing Products business.

Michael Tyler has served as our Executive Vice President and General Counsel since April 2007. Mr. Tyler became our Corporate Secretary in June 2007. Prior to joining us, he was Senior Vice President, Chief Legal and Administrative Officer of Gateway, Inc., a major personal computer manufacturer, where he was employed from 2000 to 2007. Prior to that, he served as Senior Corporate Counsel International at Northrop Grumman Corporation from 1995 to 2000, as an associate at the law firm Heller, Ehrman, White & McAuliffe from 1991 to 1995, and as a law clerk for the United States Court of Appeals for the Ninth Circuit from 1987 to 1988.

Dennis Young has served as Executive Vice President of Worldwide Sales and Marketing since March 2003. Prior to joining us, Mr. Young was Senior Vice President of Sales from May 2002 to March 2003 and Vice President of Sales from March 1998 to May 2002 of Pioneer-Standard Electronics, a provider of industrial and consumer electronic products.

Item 1A. Risk Factors

Adverse market conditions in the electronics industry could reduce our future sales and earnings per share.
 We cannot accurately predict future levels of demand for our customers' electronics products. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows. Beginning in the fourth quarter of calendar 2011 and continuing through 2012, adverse worldwide economic conditions led to challenging conditions in the electronics industry. A number of factors, including price instability, the availability and cost of credit, high global unemployment and concerns about the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations have slowed global economic growth in many countries. These conditions resulted in our customers delaying purchases or placing purchase orders for lower volumes of products than previously experienced or anticipated. Such conditions could also cause a reduction in orders from our customers or potential customers due to a reduced availability of credit and the insolvency of one or more customers or suppliers. Any of these factors could reduce our revenues, increase our costs and decrease our liquidity.

We may experience component shortages or price increases, which could cause us to delay shipments to customers and reduce our sales and net income.

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. We have experienced, and may experience in the future, delays in delivery and shortages of components, which in turn could cause delays in product shipments to customers, result in reduced revenue from and have an adverse effect on our relationship with affected customers, and our reputation generally as a reliable service provider. Component shortages can result in increased component prices which would result in decreased gross profit. Component delays and shortages can also result from natural disasters occurring in the regions in which our suppliers operate, such as the March 2011 earthquake in Japan and the widespread flooding in Thailand during late 2011. We may purchase components in advance of our requirements for such components as a result of a threatened or anticipated shortage. In this event, we may incur additional inventory carrying costs and have a heightened risk of exposure to inventory obsolescence, the cost of either of which may not be recoverable from our customers. Such costs would reduce our margins and net income. Finally, if key components become scarce, we may be required to look to second tier vendors or to procure components through brokers. Such components may be of lesser quality than those otherwise available and could cause us to incur costs to qualify such components or to replace them if they prove to be defective.

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

Our ability to make capital expenditures and pay down debt and the extent to which we need to utilize our borrowing facilities depends in large part on our ability to generate cash from operations. Cash generated from operations is highly variable. For example, during 2010, we used $78 million of cash in operating activities, in 2011 we generated $235 million in cash from operating activities and in 2012, we generated $215 million of cash from operating activities. Our cash generated by or used in operations is impacted by a number of variables, including our growth and profitability, customer and supplier payment terms, timeliness of customer payments to us and the extent to which we need to increase inventories in response to customer forecasts. To the extent our cash from operations fluctuates significantly in the future, our ability to make investments in our business and reduce our debt could be adversely impacted.

Our strategy to pursue higher margin business depends in part on the success of our Components, Products and Services (CPS) business, which, if not successful, could cause our future gross margins and operating results to be lower.

A key part of our strategy is to grow our CPS business, which includes printed circuit boards; backplane and cable assemblies; mechanical systems; memory, defense and aerospace and enterprise computing products; and design, engineering, logistics and repair services. A decrease in orders for these products and services can have a disproportionate adverse impact on our profitability since these products and services generally carry higher than average contribution margins. In order to grow this portion of our business profitability, we must continue to make substantial investments in the development of our product development capabilities, research and development activities, test and tooling equipment and skilled personnel. The success of our CPS business also depends on both our ability to increase sales of our propriety products, cause our customers to agree to purchase our components for use in the manufacture of their products and expand the number of our customers who contract for our design, engineering, logistics and repair services. We may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards demanded by our customers, as well as in qualifying our components for use in our customers' designs. Our proprietary products and design, engineering, logistics and repair services must compete with products and services offered by established vendors which focus solely on development of similar technologies or the provision of similar services. Any of these factors could cause our CPS revenue and margins to be less than expected, which would have an overall adverse and potentially disproportionate effect on our revenues and profitability.
Adverse changes in the key end markets we target could harm our business by reducing our sales.
We provide products and services to companies that serve the communications, industrial, defense, medical, enterprise computing and storage, multimedia, clean technology and automotive industries. Adverse changes in any of these markets could reduce demand for our customers' products or make these customers more sensitive to the cost of our products and services, either of which could reduce our sales, gross margins and net income. A number of factors could affect any of these industries in general, or our customers in particular, and lead to reductions in net sales, thus harming our business. These factors include:

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

We realize a substantial portion of our revenues from communications equipment customers. This market is highly competitive, particularly in the area of price. Should any of our larger customers in this market fail to effectively compete with their competitors, they could reduce their orders to us or experience liquidity difficulties, either of which would have the effect of reducing our revenue and net income, perhaps substantially. In addition, in the case of our defense business, future U.S. government budget conditions and the scheduled withdrawal of armed forces from Afghanistan could result in a decrease in defense spending, which in turn could cause a reduction in orders placed by the government or defense contractors for products manufactured by our defense and aerospace (DAS) division. Since such products carry higher margins than many of our other products and services, such a decrease would contribute disproportionately to a reduction in our gross margin and profitability. For example, an unexpected decline in DAS orders during the second quarter of 2011 contributed to our financial results not meeting analyst expectations in that quarter. There can be no assurance that we will not experience declines in demand for such products in the future.

We may be unable to generate sufficient liquidity to reduce our debt levels or maintain or expand our operations, which may cause our stock price to fall and reduce the business our customers and vendors do with us.

Our liquidity is dependent on profitability and business volume which affects working capital, including inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers to payment terms granted to our customers, investments in facilities and equipment, acquisitions, repayments of obligations under outstanding indebtedness and repurchases of our outstanding debt. In order to improve our liquidity, during the second quarter of 2012, we renewed and increased our asset-backed credit facility increasing the facility to $300 million, under which we could borrow $232 million based on the levels of eligible receivables and inventories as of September 29, 2012, and in the fourth quarter of 2012, we borrowed $40 million secured by our corporate headquarters. We also have $128 million in short-term financing facilities of which $68 million remained available to be borrowed as of September 29, 2012. Our asset-backed credit facility expires as early as the second quarter of 2014 should the Senior Floating Rate Notes due 2014 not be repaid, redeemed, defeased, refinanced or reserved under the borrowing base, and as late as March 2017. Our next long-term debt maturity is in 2014. Additionally, $70 million of our foreign short-term credit facilities expires in the third quarter of 2013 and $58 million expires in the fourth quarter of 2013. On July 23, 2012, we redeemed $150 million of notes due in 2016 using cash, borrowings under our credit facilities and the net proceeds from our $40 million loan..

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

Other than our $40 million loan which used certain of our real property as collateral, our debt agreements do not contain financial covenants currently applicable to us, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Our $40 million loan requires us to maintain a minimum fixed charge coverage ratio during its term. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants would otherwise restrict, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt as well as all amounts payable under our interest rate swaps on such debt, if any, could become immediately due and payable and the incurrence of additional debt under our asset-backed credit facility would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business.

Early redemptions and repurchases of debt reduce our working capital and liquidity; debt refinancing can entail higher interest expense, which would lower our net income; interest payments on variable rate debt can increase, which would lower our net income.

During 2010, 2011 and 2012, we redeemed $195.7 million, net $80 million and net $360 million of our long-term debt, respectively. Although redemptions and repurchases of debt improve our operating results by reducing our interest expense, these actions also reduce our liquidity. If we should repurchase or redeem additional debt or equity, our working capital and liquidity would be further reduced. In addition, should we undertake to refinance any of our outstanding long-term debt, the next maturity of which is 2014, there can be no assurance that the terms of such refinancing, particularly the interest rate, would be favorable to us. Should we be forced to replace lower interest rate debt with higher interest rate debt, our net income would be reduced. As of September 29, 2012, an aggregate of $540 million of our long-term debt and all of our short-term borrowings bear interest at a variable rate based upon LIBOR. Interest rates, including LIBOR, can change due to a variety of factors, including governmental debt levels, ratings downgrade of U.S. or other sovereign debt, the pace of economic growth and central bank actions. In addition, volatility of LIBOR could increase following recent governmental investigations concerning the manner in which LIBOR rates are determined. Should LIBOR increase substantially in the future for any reason, interest payments on our variable interest rate debt would also increase, lowering our net income.

We are subject to intense competition in the EMS industry which could cause us to lose sales and therefore hurt our financial performance.

The EMS industry is highly competitive and the industry has been experiencing a surplus of manufacturing capacity, particularly in light of the slowdowns in the U.S. and certain international economies. Our competitors include major global electronics manufacturing services (EMS) providers such as Benchmark Electronics, Inc., Celestica, Inc., Flextronics International Ltd., Jabil Circuit, Inc. and Plexus Corp., as well as other EMS companies that have a regional, product, service or industry specific focus. Some of those companies have greater manufacturing and financial resources than we do. We also face competition from current and potential OEM customers who may elect to manufacture their own products internally rather than outsourcing to EMS providers.

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

We typically earn lower gross margins when we provide less complex IMS services. We experience continued pressure from OEMs to reduce prices, and competition remains intense. Pricing pressure is typically more intense for less complex, lower margin IMS services. This price competition has affected, and could continue to adversely affect, our gross margins. If demand for our higher-end, higher margin manufacturing services and products does not increase in the future, our gross margins and operating results in future periods may be lower than expected.

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

•	pricing and other competitive pressures;

•	fluctuations in the values of our assets, including real property and assets held for sale, which could result in charges to income;

•	volatility of foreign currency exchange rates;

•	changes in our tax provision due to changes in our estimates of pre-tax income in the jurisdictions in which we operate, including our ability to utilize our deferred tax assets; and

•	political and economic developments in countries in which we have operations which could restrict our operations or increase our costs.

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
Our components are manufactured using a number of commodities, including petroleum, gold, copper and other metals that are subject to frequent and unpredictable changes in price due to worldwide demand, investor interest and economic conditions. We do not hedge against the risk of these fluctuations, but rather attempt to adjust our product pricing to reflect such changes. Portions of the Dodd-Frank Act, which will require due diligence and disclosure by publicly-traded OEM's and manufacturers of information concerning the source of certain minerals contained in their products, may reduce the acceptable sources of supply of such minerals, which could have the effect of increasing prices for such minerals and the components containing them. Should significant increases in commodities prices occur and should we not be able to increase our product prices enough to offset these increased costs, our gross margins and profitability would decrease, perhaps significantly.
Energy price increases may negatively impact our results of operations.
We, along with our suppliers and customers, rely on various energy sources (including oil) in our manufacturing and transportation activities. There has been significant volatility in the prices of energy during the recent past and such volatility is likely to continue in the future. A sustained increase in energy prices could cause an increase to our raw material, components and transportation costs. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability.

We rely on a relatively small number of customers for a substantial portion of our sales, and declines in sales to these customers would reduce our net sales and net income.

One customer represented 10% or more of our net sales and sales to our ten largest customers represented 49.7% of our net sales during 2012. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales. A significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by our large customers would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in demand for their product, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could reduce our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would reduce our net sales and net income.

We are subject to risks arising from our international operations.

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated 81.8% of our net sales from non-U.S. operations in 2012 and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result of our international operations, we are affected by economic, political and other conditions in foreign countries, including:

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

Additionally, a significant portion of our worldwide cash reserves are generated by, and therefore held in, foreign jurisdictions. Some jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant taxes to repatriate these funds.

We operate in countries that have experienced labor unrest and political instability, including China, India, Malaysia, Thailand and other countries in Southeast Asia and we have experienced work stoppages and similar disruptions in certain foreign jurisdictions, including India. To the extent such developments prevent us from adequately staffing our plants and manufacturing and shipping products in those jurisdictions, our margins and net income could be reduced and our reputation as a reliable supplier could be negatively impacted.

Failure to comply with domestic or international employment and related laws could result in the payment of significant damages, which would reduce our net income.

We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, discrimination, whistle-blowing, classification of employees and severance payments. Enforcement activity relating to these laws, particularly outside of the United States, can increase as a result of increased media attention due to violations by other companies, changes in law, political and other factors. Although we believe that our employment practices comport with local customs, there can be no assurance that, due to a more aggressive enforcement posture by governmental authorities, we won't be found to have violated elements of such laws, which can be complex, in the future. Any such violations could lead to the assessment of fines against us by federal, state or foreign regulatory authorities or damages payable to employees, which could be substantial and would reduce our net income.
Unanticipated changes in our tax rates or exposure to additional income tax liabilities could increase our taxes and decrease our net income.
We are subject to income, sales, value-added and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and other factors. Our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our tax provisions, including through assessment of back taxes, interest and penalties. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the U.S. and Mexico. Although we believe that our tax estimates are reasonable and our existing tax reserves are adequate, the final determination of tax audits or tax disputes may be different from what is reflected in our historical tax provisions which could lead to an increase in our taxes payable and a decrease in our net income.
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

There is substantial uncertainty about future labor costs, in particular within the lower-cost regions in which we operate. In the past, labor disputes and strikes based partly on wages have slowed or stopped production at certain manufacturers in China and India. In some cases, employers have responded by significantly increasing the wages of workers at such plants. In addition, the cost structure in certain countries that are now considered to be favorable may increase as economies develop, causing local wages to rise. In addition, demographic and other changes may cause a sustained and permanent increase in wages in the lower-cost geographies in which we operate, particularly in China. If we are required to make any substantial increase in wages that we are unable to recover from our customers, our profitability would be reduced.

As a result of our components ordering policies and customer-requested ship dates, we may incur, and not be able to recover from our customers, the purchase price or carrying costs of components, work-in-process or finished goods kept in our inventory, which would decrease our margins and net income.

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

We design products on a contract basis or jointly with our customers. The design services that we provide can expose us to different or greater potential liabilities than those we face when providing our regular manufacturing services. For example, we have increased exposure to potential product liability claims resulting from injuries caused by defects in products we design, as well as potential claims that products we design infringe third-party intellectual property rights. Such claims could subject us to significant liability for damages and, regardless of their merits, could be time-consuming and expensive to resolve. Any such costs and damages could be significant and would reduce our net income.

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

Consolidation in the electronics industry may adversely affect our business by increasing customer buying power and increasing prices we pay for components.

Consolidation in the electronics industry among our customers, our suppliers and/or our competitors may increase as companies combine to achieve further economies of scale and other synergies. Consolidation in the electronics industry could result in an increasing number of very large electronics companies offering products in multiple sectors of the electronics industry. The significant purchasing and market power of these large companies could decrease the prices paid to us by these customers. In addition, if one of our customers is acquired by another company that does not rely on us to provide EMS services either because it has its own production facilities or relies on another provider of similar services, we may lose that customer's business. Similarly, consolidation among our suppliers could result in a sole or limited source for certain components used in our customers' products. Any such consolidation could cause us to be required to pay increased prices for such components, which would reduce our gross margin and profitability.

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

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end-customer markets, to obtain new manufacturing and service capabilities and technologies, to enter new geographic manufacturing locations, to lower our manufacturing costs and improve our profits, and to further develop existing customer relationships. Strategic transactions involve a number of risks, uncertainties and costs, including the following:

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

•
satisfying unforeseen liabilities of acquired businesses, including liability for past violations of law and environmental liabilities, which could require the expenditure of material amounts of cash or subject us to ongoing regulatory scrutiny or requirements;

•	operating in the geographic market or industry sector of the business acquired in which we may have little or no experience;

•	complying with laws of new jurisdictions in which we have not previously operated;

•	improving and expanding our management information systems to accommodate expanded operations; and

•	losing key employees of acquired operations.

Any of these factors could prevent us from realizing the anticipated benefits of a strategic transaction, and our failure to realize these benefits could reduce our sales below and increase our costs above our forecasts and could cause write-downs of the value of the business acquired which would decrease our net income. Acquisitions may also be dilutive to our earnings per share, particularly if our projections and assumptions about the acquired business' future operating results prove to be inaccurate. As a result, although the goal of our acquisitions is to improve our business and increase stockholder value, any transactions that we complete may ultimately fail to increase our sales and net income and stock price.

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

We sometimes design products on a contract basis or jointly with our customers. In these situations, we may indemnify our customer against liability caused by claims that the design infringes the intellectual property rights of a third party. Such indemnification claims could require us to assume the defense of such a claim, the cost of which could be significant.

Any of these results could reduce our revenue, increase our costs and reduce our net income and could damage our reputation with our customers. In addition, any type of intellectual property lawsuit, whether initiated by us or a third party, would likely be time consuming and expensive to resolve and would divert management's time and attention.

We may not have sufficient insurance coverage for potential claims and losses, which could leave us responsible for certain costs and damages.

We carry various forms of business and liability insurance in types and amounts we believe are reasonable and customary for similarly situated companies in our industry. However, we do not have insurance coverage for all of the risks and liabilities we assume in connection with the products and services we provide to our customers, including failure to comply with typical customer warranties for workmanship, product liability, intellectual property infringement and product recall claims and losses due to hacking or intrusion into our IT infrastructure. In addition, our policies generally have deductibles that would reduce the amount of our potential recoveries from insurance. As a result, not all of our potential business losses are covered under our insurance policies. Should we sustain a significant uncovered loss, our net income would be reduced.

Provisions of the Dodd-Frank Act relating to “Conflict Minerals” may increase our costs and lead to reputational challenges.
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals originating from the Democratic Republic of Congo (DRC) and adjoining countries that are believed to be benefitting armed groups. As a result, the SEC has recently adopted new due diligence, disclosure and reporting requirements for companies which manufacture products that include components containing such minerals, regardless of whether the minerals are mined in the DRC or adjoining countries. Since we manufacture such products for our customers, we will be required to comply with the new SEC rules, with our first required report due in May 2014. Such regulations could decrease the availability and increase the prices of components used in our customers' products, particularly if we choose (or are required by our customers) to source such components from different suppliers than we use now. In addition, as our supply chain is complex and the method of complying with the new SEC rules is unclear, we expect that the compliance process will be both time-consuming and costly. We may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of minerals contained in the components included in our customers' products through the due diligence procedures that we implement.

Changes in financial accounting standards or policies have affected, and in the future may affect, our reported financial condition or results of operations; additionally, changes in securities laws and regulations have increased, and are likely to continue to increase, our operating costs.

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

In addition, these principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to revenue recognition, off-balance sheet transactions, stock-based compensation, restructuring, acquisition accounting, asset disposals and asset retirement obligations, leases, intangible assets, derivative and other financial instruments and in-process research and development charges, have recently been revised or are under review. Changes to those rules or the questioning of how we interpret or implement those rules may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, the anticipated convergence of U.S. GAAP and international financial accounting standards creates uncertainty as to the financial accounting policies and practices we will need to adopt in the future.

Finally, corporate governance, public disclosure and compliance practices continue to evolve based upon continuing legislative action, SEC rulemaking and stockholder advisory group policies. As a result, the number of rules and regulations applicable to us may increase, which would also increase our legal and financial compliance costs and the amount of time management must devote to compliance activities. For example, the SEC has adopted rules requiring disclosure of the extent to which we use certain minerals in the production of our products and California has enacted regulations requiring disclosure of our business practices intended to reduce the risk of human trafficking and slavery in our supply chain. Increasing regulatory burdens could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers in light of an increase in actual or perceived workload and liability for serving in such positions.

Outages, computer viruses, break-ins, malware and similar events could disrupt our operations.

We rely on information technology networks and systems, some of which are owned and operated by third parties, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for a variety of functions, including worldwide financial reporting, inventory management, procurement, invoicing and email communications. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. Despite the implementation of network security measures, our systems and those of third parties on which we rely may also be vulnerable to computer viruses, break-ins, malware and similar disruptions. Malware, if surreptitiously installed on our systems and not timely detected and removed, could collect and disclose sensitive information relating to our customers, employees or others, exposing us to legal liability and causing us to suffer reputational damage. If we or our vendors are unable to prevent such outages and breaches, our operations could be disrupted.

The market price of our common stock is volatile.

The stock market in recent years has experienced significant price and volume fluctuations that have affected the market prices of companies, including companies in the EMS business. These fluctuations have often been unrelated to the operating performance of these companies. The market for our common stock has been and may in the future be subject to similar volatility. Factors such as fluctuations in our operating results, announcements by our competitors or other events affecting companies in the electronics industry, currency fluctuations, general market fluctuations and macro economic conditions may cause the market price of our common stock to decline.

We are subject to risks associated with natural disasters and global events.

We conduct a significant portion of our activities including manufacturing, administration and information technology management in areas that have experienced natural disasters, such as major earthquakes, hurricanes, floods and tsunamis. For example, in March 2011, Japan experienced a major earthquake and tsunami and in October 2011, flooding occurred in large parts of Thailand. Our insurance coverage with respect to damages to our facilities or our customers' products caused by natural disasters is limited and is subject to deductibles and coverage limits and, as a result, may not be sufficient to cover all of our losses. For example, our policies do not cover damage due to earthquake. In addition, coverage may not continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting one or more of our facilities, our operations and management information systems, which control our worldwide procurement, inventory management, shipping and billing activities, could be significantly disrupted. Such events could delay or prevent product manufacturing and shipment for the time required to transfer production or repair, rebuild or replace the affected manufacturing facilities. While we have disaster recovery plans in place, there can be no assurance that such plans will be sufficient to allow our operations to continue in the event of every natural or man-made disaster, pandemic or other extraordinary event. Any extended inability to continue our operations at unaffected facilities following such an event would reduce our revenue and potentially damage our reputation as a reliable supplier.

Our profitability could be adversely impacted by climate change initiatives.

Concern over climate change has led to state, federal and international legislative and regulatory initiatives aimed at reducing carbon dioxide and other greenhouse gas emissions. While we don't expect existing or currently proposed initiatives to directly impact our business operations in the near future, these measures could over the long term lead to an increase in the cost of energy used in the manufacture of our products as a result of restrictions placed upon power generators and distributors. We can't currently estimate the impact of any such indirect costs. However, should our operating costs in fact rise as a result of any current, proposed or future greenhouse gas initiatives, and we are not able to pass such costs to our customers, our profitability would be reduced.
Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Facilities. Our customers market numerous products throughout the world and therefore need to access manufacturing services on a global basis. To enhance our integrated manufacturing solutions offerings, we seek to locate our facilities either near our customers and our customers' end markets in major centers for the electronics industry or, when appropriate, in lower cost locations. Many of our plants located near customers and their end markets are focused primarily on final system assembly and test, while plants located in lower cost areas are engaged primarily in higher volume, less complex component and subsystem manufacturing and assembly.

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

As of September 29, 2012, the approximate square footage of our manufacturing facilities by country was as follows:

Approximate Square Footage
Argentina	1,335
Australia	7,105
Brazil	265,933
Canada	183,698
China	2,813,996
Columbia	1,390
Czech Republic	70,870
Finland	223,060
Germany	363,778
Hong Kong	31,457
Hungary	592,388
India	240,700
Indonesia	99,210
Ireland	110,000
Israel	295,893
Malaysia	516,556
Mexico	2,021,984
Singapore	463,019
South Africa	3,670
Sweden	77,425
Thailand	326,293
United Kingdom	38,203
United States	2,918,982
Total	11,666,945

As of September 29, 2012, our active manufacturing facilities consist of 8,309,194 square feet in facilities that we own, with the remaining 3,357,751 square feet in leased facilities under lease terms expiring between 2013 and 2042.

In addition to the above, we have 176,067 square feet of logistics and other non-manufacturing space that we are currently using and 1,593,808 square feet of space in inactive facilities, of which 580,893 square feet is in domestic locations and 1,012,915 square feet is in international locations. Additionally, 205,370 square feet of space in our inactive facilities is leased to third parties. We are currently undertaking an aggressive program to sublease or terminate leases for unused facilities and to sell owned properties that are no longer expected to serve our future needs.

We regularly evaluate our expected future facilities requirements. Although we believe our existing facilities are adequate to meet our current requirements, we anticipate expanding two of our international facilities within the next 12 months in order to support projected business volumes in these locations.

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

In addition to ISO 9001:2008, most of our facilities are TL 9000 registered. The TL 9000 quality system requirements and quality system metrics are designed specifically for the telecommunications industry to promote consistency and efficiency, reduce redundancy and improve customer satisfaction. Included in the TL 9000 system are performance-based metrics that quantify reliability and quality performance of the product. The majority of our facilities are also compliant with the standards set by Underwriters Laboratories (UL). These standards define requirements for quality, manufacturing process control and manufacturing documentation and are required by many OEMs in the communications sector of the electronics industry.

Our medical systems division has identified certain manufacturing facilities to be centers of excellence for medical products manufacturing. These facilities are FDA and ISO 13485:2003 certified and, where appropriate, FDA registered. All facilities are fully compliant to the FDA's quality systems regulations.

Our defense and aerospace operations are headquartered in Huntsville, Alabama and are housed in a facility dedicated to meeting the specialized needs of our defense and aerospace customers. This defense and aerospace operation is AS9100 registered and is also certified under various U.S. military specifications as well as under ANSI and other standards appropriate for defense and aerospace suppliers. Other selected operations around the world are also AS9100 registered.

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

See also Note 8 of Notes to Consolidated Financial Statements.

Other Proceedings

We are subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including those addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of materials. We have been named in a lawsuit alleging operations at our current and former sites in Orange County, California contributed to groundwater contamination and our Canadian subsidiary is party to an order of the Ontario, Canada Ministry of Environment with respect to our former Brockville site requiring us to perform investigative and remediation activities. There can be no assurance that these or any other similar third party or governmental claims will not result in material liability to us in the future.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol SANM. The following table lists the high and low intra-day prices for our common stock as reported on NASDAQ.

2012	High	Low
First quarter	$9.64	$6.01
Second quarter	$12.55	$9.28
Third quarter	$11.70	$6.62
Fourth quarter	$9.59	$7.02

2011	High	Low
First quarter	$13.42	$10.41
Second quarter	$17.32	$9.95
Third quarter	$12.50	$9.19
Fourth quarter	$11.79	$6.53

As of November 9, 2012, we had approximately 1,601 holders of record of our common stock. On November 9, 2012, the last reported sales price of our common stock on the Nasdaq Global Select Market was $8.94 per share.

The following graph compares the cumulative 5-year total return provided shareholders on our common stock relative to the cumulative total returns of the S&P 500 index and the NASDAQ Electronic Components index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on September 30, 2007 and its relative performance is tracked through September 29, 2012.

	9/30/2007	9/27/2008	10/3/2009	10/2/2010	10/1/2011	9/29/2012
Sanmina Corporation	100.00	77.36	64.31	94.42	52.52	66.90
S&P 500	100.00	78.02	72.63	80.01	80.93	105.37
NASDAQ Electronic Components	100.00	67.79	73.93	79.00	75.80	80.88

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

FIVE YEAR SELECTED FINANCIAL HIGHLIGHTS

Consolidated Statements of Operations Data:

	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010	October 3, 2009	September 27, 2008
	(In thousands, except per share data)
Net sales	$6,093,334	$6,602,411	$6,318,691	$5,177,481	$7,202,403
Operating income (loss)	$137,490	$211,997	$204,799	$(4,656)	$(384,160)
Income (loss) from continuing operations before income taxes	$49,943	$99,538	$139,242	$(112,570)	$(490,331)
Provision for (benefit from) income taxes	(130,291)	30,621	16,807	25,252	22,605
Income (loss) from continuing operations	$180,234	$68,917	$122,435	$(137,822)	$(512,936)
Income from discontinued operations, net of tax	—	—	—	—	24,987
Net income (loss)	$180,234	$68,917	$122,435	$(137,822)	$(487,949)
Basic earnings (loss) per share:
Continuing operations	$2.22	$0.86	$1.55	$(1.67)	$(5.80)
Discontinued operations	$—	$—	$—	$—	$0.28
Net income (loss)	$2.22	$0.86	$1.55	$(1.67)	$(5.52)
Diluted earnings (loss) per share
Continuing operations	$2.16	$0.83	$1.48	$(1.67)	$(5.80)
Discontinued operations	$—	$—	$—	$—	$0.28
Net income (loss)	$2.16	$0.83	$1.48	$(1.67)	$(5.52)
Shares used in computing per share amounts
Basic	81,284	80,345	79,195	82,528	88,454
Diluted	83,495	83,158	82,477	82,528	88,454

Consolidated Balance Sheet Data:

	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010	October 3, 2009	September 27, 2008
	(In thousands)
Cash and cash equivalents	$409,618	$640,288	$592,812	$899,151	$869,801
Net working capital	$1,106,752	$1,363,361	$1,338,666	$1,280,136	$1,574,339
Total assets	$3,167,786	$3,353,973	$3,301,796	$3,123,897	$3,530,727
Long-term debt (excluding current portion)	$837,364	$1,182,308	$1,240,666	$1,262,014	$1,481,985
Stockholders' equity	$963,781	$770,517	$661,601	$519,070	$673,488

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding the expected amounts of future restructuring charges, future expansion plans, plans to sell or expand certain of our facilities, trends in future sales or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, cash flow, inventory turns, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” "plan," “potential,” “predict,” “should,” “will,” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect. As a result of the factors described herein, and in the documents incorporated herein by reference, including, in particular, those factors described under “Item1A. Risk Factors” we undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

Overview

We are a leading independent global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. Our revenue is generated from sales of our services primarily to original equipment manufacturers (OEMs) in the communications networks; computing and storage; multimedia; industrial and semiconductor capital equipment; defense and aerospace; medical; clean technology and automotive industries.

Prior to the fourth quarter of 2012, our operations were managed as a single business - Electronic Manufacturing Services. Effective in the fourth quarter of 2012, we decided to change the way we managed the business in order to place more emphasis on components, products and services requiring advanced technologies and / or addressing mission-critical applications. As a result, our operations are managed as two businesses:

1) Integrated Manufacturing Solutions (IMS), which is a reportable segment consisting of printed circuit board assembly and test, optical and RF (Radio Frequency) modules, final system assembly and test, and direct order fulfillment.

2) Components, Products and Services (CPS), consisting of Components, which includes interconnect systems (printed circuit board fabrication and backplane and cable assemblies) and mechanical systems (enclosures, precision machining and plastic injection molding); Products, which includes memory and SSD products from Viking Technology; products from SCI Technology for use in the defense and aerospace industry and storage products from Newisys; and Services, which includes design, engineering, logistics and repair services.

In accordance with the accounting rules for segment reporting, our only reportable segment is IMS, which represented 81% of our total revenue in 2012. Our CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments will be presented in a single category entitled “Components, Products and Services”.

All references in this section to years refer to our fiscal years ending on the last Saturday of each year closest to September 30th. Fiscal 2012, 2011 and 2010 are each 52 weeks.

Our strategy is to leverage our comprehensive service offering, advanced technologies, and global capabilities to further penetrate diverse end markets that we believe offer significant growth opportunities and have complex products that require higher value-added services. We believe this strategy differentiates us from our competitors and will drive more sustainable revenue growth and provide opportunities for us to ultimately achieve operating margins that exceed industry standards.

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. These include companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and are continuing to differentiate ourselves from our competitors, competition remains intense. Additionally, growing and leveraging our components to drive vertical integration and improve our operating margins continues to be challenging. Revenue from our components decreased in 2012, which creates pressure on our operating margins since these products typically have a higher contribution margin than that generated by our IMS business. We continue to address these challenges on both a short-term and long-term basis. For example, we recently announced the closure of a foreign components plant and made changes to the components operations management team.

In late 2008, the business environment became challenging due to adverse global economic conditions. These conditions slowed global economic growth and resulted in recessions in many locations, including the U.S., Europe and certain countries in Asia. These conditions materially and adversely impacted our financial condition and results of operations for 2009. Global economic conditions improved throughout 2010, contributing to a substantial increase in our business volume. As a result of this increase in business volume and the realization of benefits from our previous restructuring actions, our net sales and gross profit increased significantly during 2010 and we had our first profitable year since 2001. We were also profitable in 2011 and 2012. The economic environment, however, became more challenging in 2012 due to high levels of unemployment, concerns about debt levels and possible recessions in certain countries, and other factors. These conditions have resulted in reduced demand for many of our customers' products, causing these customers to reduce or reschedule their orders with us. We have experienced fluctuations in our results of operations in the past and may continue to experience such fluctuations in the future.

During 2012, we reduced our net long-term debt obligations by $360.0 million, which is expected to result in significant interest expense savings in future periods primarily due to our redemption of $400.0 million of notes due in 2016 which carried a fixed interest rate of 8.125%.

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented approximately 50% of our net sales for 2012, 2011 and 2010. For 2012, 2011 and 2010, one customer represented more than 10% of our net sales in each period.

We typically generate a significant portion of our net sales from international operations. Net sales generated from non-U.S. operations were approximately 80% of our total net sales for 2012, 2011 and 2010. The concentration of international operations has resulted primarily from a desire on the part of many of our customers to move production to lower cost locations in regions such as Asia, Latin America and Eastern Europe. We expect this trend to continue.

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

We believe the following critical accounting policies reflect the more significant judgments and estimates used by us in preparing our consolidated financial statements:

Accounts Receivable and Other Related Allowances— We estimate uncollectible accounts, product returns and other adjustments related to current period net sales to establish related allowances. In making these estimates, we analyze the creditworthiness of our customers, past experience, changes in customer demand, and the overall economic climate in the industries we serve. If actual uncollectible accounts, product returns or other adjustments differ significantly from our estimates, the amount of sales or operating expenses we report would be affected. One of our most significant credit risks is the ultimate realization of our accounts receivable. This risk is mitigated by (i) a significant portion of sales to financially sound companies, (ii) ongoing credit evaluation of our customers, (iii) frequent contact with our customers, especially our most significant customers, which enables us to monitor changes in their business operations and to respond accordingly and (iv) obtaining, in certain cases, a guaranty from the customer's parent entity. To establish our allowance for doubtful accounts, we evaluate credit risk related to specific customers based on their financial condition and the current economic environment; however, we are not able to predict the inability of our customers to meet their financial obligations to us. We believe the allowances we have established are adequate under the circumstances; however, a change in the economic environment or a customer's financial condition could cause our estimates of allowances, and consequently the provision for doubtful accounts, to change, which could have a significant adverse impact on our financial position and/or results of operations. To establish the allowance for product returns and other adjustments, we primarily utilize historical data.

Inventories— We state inventories at the lower of cost (first-in, first-out method) or market value. Cost includes raw materials, labor and manufacturing overhead. We regularly evaluate the carrying value of our inventories and make provisions to reduce excess and obsolete inventories to their estimated net realizable values. The ultimate realization of inventory carrying amounts is affected by changes in customer demand for inventory that customers are not contractually obligated to purchase and inventory held for specific customers who are experiencing financial difficulties. Inventory write-downs are recorded based on forecasted demand, past experience with specific customers, the ability to redistribute inventory to other programs or back to our suppliers, and whether customers are contractually obligated and have the ability to pay for the related inventory. Certain payments received from customers for inventories that have not been shipped to customers or otherwise disposed of are netted against inventory.

We procure inventory based on specific customer orders and forecasts. Customers have limited rights of modification (for example, cancellations) with respect to these orders. Customer modifications of orders affecting inventory previously procured by us and our purchases of inventory beyond customer needs may result in excess and obsolete inventory. Although we may be able to use some excess inventory for other products we manufacture, a portion of the cost of this excess inventory may not be returned to the vendors or recovered from customers. Write-offs or write-downs of inventory could relate to:

•	declines in the market value of inventory;

•	inventory held for specific customers who are experiencing financial difficulties; and

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

Property, Plant and Equipment—We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flows the asset or asset group is expected to generate. If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds its fair value. An asset group is the unit of accounting for a long-lived asset or assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. For vertically integrated plants, each individual plant, together with the other plants with which it is vertically integrated, is an asset group. For all other plants, each individual plant is an asset group. For asset groups for which a building is the primary asset, we estimate fair value primarily based on data provided by commercial real estate brokers. For other assets, we estimate fair value based on projected discounted future net cash flows. Management applies significant judgment in estimating future cash flows.

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

We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. We evaluate positive and negative evidence each reporting period when assessing the need for a valuation allowance. A valuation allowance is established for deferred tax assets when we believe realization of such assets is not more likely than not. Our judgments regarding future taxable income may change due to changes in market conditions, new or modified tax laws, tax planning strategies or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. As a result of our analysis of the positive and negative evidence available at the end of 2012, we released $158.7 million of our valuation allowance against our U.S. deferred tax assets. We will continue to evaluate all evidence in future periods to determine if further release of the valuation allowance is warranted.

Our effective tax rate is highly dependent upon the amount and geographic distribution of our worldwide income or losses, the tax regulations and tax holidays in each geographic region, the utilization of net operating losses, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies.

We only recognize or continue to recognize tax positions that meet a “more likely than not” threshold of being upheld. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

Results of Operations

Years Ended September 29, 2012, October 1, 2011 and October 2, 2010.

The following table presents our key operating results.

	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010
	(In thousands)
Net sales	$6,093,334	$6,602,411	$6,318,691
Gross profit	$435,782	$510,351	$482,990
Operating income	$137,490	$211,997	$204,799
Net income	$180,234	$68,917	$122,435

The following table presents certain statements of operations data expressed as a percentage of net sales.

	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010
Net sales	100.0	100.0	100.0
Cost of sales	92.8	92.3	92.4
Gross margin	7.2	7.7	7.6

Operating expenses:
Selling, general and administrative	4.0	3.7	4.0
Research and development	0.4	0.3	0.2
Other	0.5	0.5	0.2
Total operating expenses	4.9	4.5	4.4

Net Sales

Net sales decreased from $6.6 billion for 2011 to $6.1 billion for 2012, a decrease of 7.7%. Net sales increased from $6.3 billion for 2010 to $6.6 billion for 2011, an increase of 4.5%. Sales by end market were as follows:

	Year Ended			2012 vs. 2011		2011 vs. 2010
	September 29, 2012	October 1, 2011	October 2, 2010	Increase/(Decrease)		Increase/(Decrease)
	(Dollars in thousands)
Communications	$2,858,827	$3,134,550	$2,483,935	$(275,723)	(8.8)%	$650,615	26.2%
Industrial, Defense and Medical	1,547,127	1,609,370	1,614,233	(62,243)	(3.9)%	(4,863)	(0.3)%
Enterprise Computing and Storage	966,851	913,062	1,072,376	53,789	5.9%	(159,314)	(14.9)%
Multimedia	720,529	945,429	1,148,147	(224,900)	(23.8)%	(202,718)	(17.7)%
Total	$6,093,334	$6,602,411	$6,318,691	$(509,077)	(7.7)%	$283,720	4.5%

Sales to customers in our communications end market decreased from 2011 to 2012 primarily as a result of reduced demand from existing customers, particularly for wireless communications products. Sales in the multimedia market decreased from 2011 to 2012 primarily as a result of reduced demand for set-top boxes. Sales in our industrial, defense and medical end market decreased from 2011 to 2012 primarily due to weaker demand for semiconductor capital equipment. The increase from 2011 to 2012 in our enterprise computing and storage end market was primarily attributable to increased demand from existing customers, both for established programs and new program wins for new technologies introduced by our customers.

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

Gross Margin

Gross margin was 7.2%, 7.7% and 7.6% in 2012, 2011 and 2010, respectively. The decrease from 2011 to 2012 was primarily attributable to decreased sales, especially for our components which typically have higher contribution margins than our integrated manufacturing solutions. The increase from 2010 to 2011 was primarily a result of the profit contribution from increased business volume and improved operational performance in our components operations. We have experienced fluctuations in gross margin in the past and may continue to do so in the future. Fluctuations in our gross margins may be caused by a number of factors, including:

•	Changes in customer demand and sales volumes for our vertically integrated system components and subassemblies;

•	Changes in the overall volume of our business;

•	Changes in the mix of high and low margin products demanded by our customers;

•	Parts shortages and operational disruption caused by natural disasters;

•	Greater competition in the EMS industry and pricing pressures from OEMs due to greater focus on cost reduction;

•	Provisions for excess and obsolete inventory;

•	Level of operational efficiency;

•	Pricing pressure in the electronics industry resulting from economic conditions , with EMS companies competing more aggressively on cost to obtain new or maintain existing business;

•	Wage inflation and rising materials costs; and

•	Our ability to transition manufacturing and assembly operations to lower cost regions in an efficient manner.
Selling, General and Administrative

Selling, general and administrative expenses were $240.9 million, $247.1 million and $252.5 million in 2012, 2011 and 2010, respectively. As a percentage of net sales, selling, general and administrative expenses were 4.0% for 2012, 3.7% for 2011 and 4.0% for 2010. The decrease in absolute dollars from 2011 to 2012 was primarily attributable to lower personnel-related costs.

The decrease in absolute dollars from 2010 to 2011 was primarily attributable to reduced incentive compensation and bad debt expense, offset partially by higher personnel costs resulting from increased headcount.

Research and Development

Research and development expenses were $21.9 million, $20.8 million and $13.0 million in 2012, 2011 and 2010, respectively. As a percentage of net sales, research and development expenses were 0.4% for 2012, 0.3% for 2011 and 0.2% for 2010. The increase from 2011 to 2012 was primarily attributable to new projects in our enterprise computing and storage end market. The increase in absolute dollars from 2010 to 2011 was primarily attributable to investments in new projects in multiple business units.

Restructuring

Restructuring Plans - 2012

In 2012, we initiated restructuring plans related to plant closures and business reorganizations. Costs associated with these plans are expected to be $23.4 million and to include employee severance, costs related to leased facilities, asset impairment charges and other exit costs. In connection with actions taken to date under these plans, we recorded employee termination benefits of $11.6 million for approximately 2,150 employees, $0.5 million of costs related to leased facilities and $3.5 million of asset impairment charges. These plans are expected to be completed within the next year. As of September 29, 2012, $10.3 million of severance remains payable and is expected to be paid in 2013.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were implemented in 2012:

	Employee Termination / Severance and Related Benefits	Leases and Facility Shutdown and Consolidation Costs	Total
	(In thousands)
Balance at October 1, 2011	$—	$—	$—
Charges to operations	11,618	4,027	15,645
Charges utilized	(1,317)	(4,027)	(5,344)
Balance at September 29, 2012	$10,301	$—	$10,301

Restructuring Plans - prior to 2012

Due to completion of all actions under restructuring plans initiated prior to 2012 and immateriality of the remaining accrual balance related to such plans, these plans have been combined for disclosure purposes. We expect to pay the majority of accrued restructuring costs by the end of 2013. In connection with these plans, we expect to incur restructuring costs in future periods associated primarily with vacant facilities until such time as those facilities have been sold or leased to third parties.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were implemented prior to 2012:

	Employee Termination / Severance and Related Benefits	Leases and Facility Shutdown and Consolidation Costs	Total
	(In thousands)
Balance at October 3, 2009	$10,755	$3,645	$14,400
Charges to operations	7,873	16,320	24,193
Charges utilized	(11,104)	(18,586)	(29,690)
Reversal of accrual	(2,094)	(277)	(2,371)
Balance at October 2, 2010	5,430	1,102	6,532
Charges to operations	9,041	19,683	28,724
Charges utilized	(8,144)	(19,369)	(27,513)
Balance at October 1, 2011	6,327	1,416	7,743
Charges to operations	827	14,465	15,292
Charges utilized	(5,776)	(12,568)	(18,344)
Balance at September 29, 2012	$1,378	$3,313	$4,691

Costs incurred with respect to facilities consist primarily of 1) costs to maintain vacant facilities that are owned until such facilities can be sold and 2) the portion of our lease payments that have not been recovered due to the absence of sublease income for vacant leased properties.

During 2012, in connection with restructuring plans initiated in 2011 or earlier, we recorded restructuring charges for severance and related benefits for 2 terminated employees. In 2011, we recorded restructuring charges for severance and related benefits for approximately 230 terminated employees and initiated the closure or consolidation of 2 facilities. In 2010, we recorded restructuring charges for severance and related benefits for approximately 950 terminated employees and initiated the closure or consolidation of 6 facilities.

The recognition of restructuring charges requires us to make judgments and estimates regarding the nature, timing and amount of costs associated with planned exit activities, including estimates of sublease income. Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded.

Amortization of Intangible Assets

During 2012, 2011 and 2010, we recorded amortization of intangible assets of $3.1 million, $3.8 million and $3.6 million, respectively. Intangible assets consist primarily of intellectual property and customer relationships obtained through acquisitions. The decrease in amortization expense of $0.7 million from 2011 to 2012 was due to certain intangible assets from previous acquisitions becoming fully amortized.

Asset Impairments

During 2012, 2011 and 2010, we recorded asset impairment charges of $2.4 million, $0.5 million and 1.1 million, respectively, related to a decline in the fair value of certain properties below the carrying amount of such properties.

Gain on Sales of Long-lived Assets

During 2012, 2011 and 2010, we recognized $1.3 million, $3.5 million and $13.8 million, respectively, of gains from sales of long-lived assets, consisting primarily of buildings.

Interest Income and Expense

Interest income was $1.4 million, $1.9 million and $2.2 million in 2012, 2011 and 2010, respectively. The decrease from 2011 to 2012 was due to lower interest rates and average cash and cash equivalents balances in 2012. The decrease from 2010 to 2011 was due primarily to lower average cash and cash equivalents balances in 2011.

Interest expense was $71.7 million, $99.1 million and $108.1 million in 2012, 2011 and 2010, respectively. The decrease from 2011 to 2012 was primarily due to the redemption of $400 million of long-term debt in 2012. The decrease from 2010 to 2011 was due to repurchases of $580 million of fixed rate long-term debt in 2011, partially offset by the issuance of $500 million of variable-rate long-term debt in 2011.

Other Income (Expense), net

Other income (expense), net was $(0.3) million, $0.9 million and $41.5 million in 2012, 2011 and 2010, respectively. The following table summarizes the major components of other income (expense), net (in thousands):

	Year ended
	September 29, 2012	October 1, 2011	October 2, 2010
Foreign exchange gains (losses)	$(4,144)	$435	$(2,490)
Gain from investments	—	—	3,680
Litigation settlement	—	—	35,556
Other, net	3,853	457	4,792
Total	$(291)	$892	$41,538

We reduce our exposure to currency fluctuations through the use of foreign currency hedging instruments; however, hedges are established based on forecasts of foreign currency transactions. To the extent actual amounts differ from forecasted amounts, we will have exposure to currency fluctuations, resulting in foreign exchange gains or losses.

Gain (Loss) on Extinguishments of Debt

During 2012, we fully redeemed $400 million of long-term debt due in 2016 and recognized a loss on extinguishment of $16.9 million, consisting of redemption premiums of $10.9 million and a write-off of unamortized debt costs of $6.0 million.

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

Provision for (benefit from) Income Taxes

We recorded an income tax benefit of $130.3 million in 2012 and an income tax provision of $30.6 million and $16.8 million in 2011 and 2010, respectively. Our effective tax rates were (260.9)%, 30.8% and 12.1% for 2012, 2011 and 2010, respectively. A significant component of the tax benefit for 2012 was a $158.7 million partial release of our deferred tax asset valuation allowance, as discussed further below.

Despite a 29% decrease in pre-tax income in 2011, income tax expense increased $13.8 million from 2010 due primarily to the favorable resolution of uncertain foreign tax positions in 2010 and the recognition of potential tax exposures in foreign jurisdictions in 2011.

Prior to 2012, based on historical evidence (primarily cumulative losses), we recorded a valuation allowance against our deferred tax assets in the U.S. and certain foreign jurisdictions. A valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. We assess our valuation allowance against deferred tax assets on a regular basis. We consider all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. During the fourth quarter of 2012, we concluded that it was more likely than not that we would be able to realize the benefit of a portion of our deferred tax assets in the future. We based this conclusion on recent historical book and taxable income, recent global restructuring and projections of future operating income. As a result, we released $158.7 million of the valuation allowance attributable to certain U.S. deferred tax assets. We will continue to evaluate all evidence in future periods to determine if a further release of the valuation allowance is warranted.

Liquidity and Capital Resources

	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010
		(In thousands)
Net cash provided by (used in):
Operating activities	$215,413	$234,908	$(78,334)
Investing activities	(78,027)	(98,105)	(64,295)
Financing activities	(366,813)	(88,954)	(162,613)
Effect of exchange rate changes	(1,243)	(373)	(1,097)
Increase (decrease) in cash and cash equivalents	$(230,670)	$47,476	$(306,339)

Key working capital management measures

	As of
	September 29, 2012	October 1, 2011
Days sales outstanding (1)	58	55
Inventory turns (2)	7.1	7.0
Accounts payable days (3)	57	57
Cash cycle days (4)	52	50

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

(4)	Cash cycle days is calculated as the ratio of 365 days to inventory turns, plus days sales outstanding minus accounts payable days.

Cash and cash equivalents were $409.6 million at September 29, 2012 and $640.3 million at October 1, 2011. Our cash levels vary during any given period depending on the timing of collections from customers and payments to suppliers, the extent and timing of borrowing activities and other factors. Working capital was $1.1 billion at September 29, 2012 and $1.4 billion at October 1, 2011.

Net cash provided by (used in) operating activities was $215.4 million, $234.9 million and $(78.3) million for 2012, 2011 and 2010, respectively. Cash flows from operating activities consists of: 1) net income (loss) adjusted to exclude non-cash items such as depreciation and amortization, stock-based compensation expense, etc., and 2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities.

During 2012, we generated $163.3 million of cash from net income, excluding non-cash items, and $52.1 million of cash from the reduction of our net operating assets, resulting primarily from a decrease in inventories and accounts receivable of $63.4 million and $12.9 million, respectively, partially offset by a decrease in accounts payable of $48.4 million. These decreases were caused primarily by decreased business volume in 2012. AP days (a measure of how quickly we pay our suppliers) were 57 days for both periods and inventory turns were 7.1 and 7.0 for 2012 and 2011, respectively. Our DSO (a measure of how quickly we collect our accounts receivable) increased from 55 days at October 1, 2011 to 58 days at September 29, 2012. The increase resulted primarily from a change in the composition of accounts receivable from customers with shorter payment terms to customers with longer payment terms, partially offset by a favorable shift in the linearity of shipments.

In 2011, we generated $201.9 million of cash from net income, excluding non-cash items, and $33.0 million of cash from the reduction of our net operating assets, resulting primarily from an increase in accounts payable of $71.2 million, partially offset by an increase in inventories of $46.8 million. Accounts payable increased primarily as a result of increased materials purchases and a change in the composition of accounts payable from suppliers with which we have shorter payment terms to suppliers with which we have longer payment terms. As a result of these factors, our DPO increased from 55 days at October 2, 2010 to 57 days at October 1, 2011. Inventories increased as a result of purchases to support customer forecast requirements that were re-scheduled after the materials had been received. This resulted in inventory turns decreasing from 7.3 turns at October 2, 2010 to 7.0 turns at October 1, 2011. Our DSO increased from 52 days at October 2, 2010 to 55 days at October 1, 2011. The increase resulted primarily from a change in the composition of accounts receivable from customers with shorter payment terms to customers with longer payment terms, partially offset by better collection performance.

Net cash used in investing activities was $78.0 million, $98.1 million and $64.3 million for 2012, 2011 and 2010, respectively. In 2012, we used $78.6 million of cash for capital expenditures, received proceeds of $4.8 million from asset sales, primarily a property that was held-for-sale, and made payments of $5.0 million in connection with business combinations. In 2011, we used $107.6 million of cash for capital expenditures, received proceeds of $24.1 million from asset sales, primarily five properties that were held-for-sale, and made payments of $14.7 million in connection with previous business combinations.

Net cash used in financing activities was $366.8 million, $89.0 million and $162.6 million for 2012, 2011 and 2010, respectively. In 2012, we fully redeemed $400 million of our 2016 Notes for $410.8 million and received net proceeds of $39.5 million in connection with the issuance of $40 million of secured debt. In 2011, we received net proceeds of $489.0 million in connection with the issuance of $500 million of long-term debt. Additionally, we paid $590.6 million in connection with the redemption of $580 million of long-term debt.

As of September 29, 2012, we had $857.4 million of total debt outstanding under various debt instruments, a net reduction of $360.2 million from October 1, 2011.

Senior Notes Due 2019. During 2011, we issued $500.0 million aggregate principal amount of senior notes due 2019 (the "2019 Notes"). The 2019 Notes mature on May 15, 2019 and bear interest at an annual rate of 7%, payable semi-annually in arrears in cash.

The 2019 Notes are senior unsecured obligations and are fully and unconditionally guaranteed on a senior, unsecured basis by substantially all of our domestic subsidiaries. We may redeem all or any portion of the 2019 Notes at any time prior to May 15, 2014, at par plus accrued and unpaid interest and a make-whole premium. We may redeem all or any portion of the 2019 Notes beginning on or after May 15, 2014, at redemption prices ranging from 100% to105.25% of principal amount of the 2019 Notes, plus accrued and unpaid interest. Following a change of control, as defined, each holder of the 2019 Notes shall have the right to require us to repurchase all or any portion of such holder's 2019 Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

Senior Floating Rate Notes. In 2007, we issued $300 million of Senior Floating Rate Notes due June 15, 2014 (the “2014 Notes”). The notes bear interest at a rate per annum, reset in full quarterly, equal to the three-month LIBOR plus 2.75%. We have repurchased $42.6 million of the 2014 Notes since their issuance in 2007.

The 2014 Notes are senior unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured debt. We may redeem the 2014 Notes in whole or in part at par plus accrued and unpaid interest.

The interest rate on the 2014 Notes has been converted to a fixed rate of 8.344% through the use of interest rate swaps which are being accounted for as cash flow hedgers. The swaps have a notional amount of $257 million and expire in June 2014.

8.125% Senior Subordinated Notes. During 2006, we issued $600 million of 8.125% Senior Subordinated Notes due 2016 (the “2016 Notes”). During the third quarter of 2011, we redeemed $200 million of the notes and fully redeemed all remaining outstanding 2016 Notes during 2012 in two separate transactions using primarily cash on hand.

Secured Debt. During the fourth quarter of 2012, we borrowed $40.0 million using our corporate campus as collateral. The loan matures in 2015, bears interest at LIBOR plus a spread or the bank's prime rate plus a spread, and includes two one-year renewal options subject to lender's approval.

Asset-backed Lending Facility. In 2009, we entered into a Loan, Guaranty and Security Agreement, among us, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for such lenders. During the second quarter of 2012, we entered into an Amended and Restated Loan, Guaranty and Security Agreement (the “Loan Agreement”), among us, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for such lenders. The Loan Agreement amended and restated our existing Loan, Guaranty and Security Agreement. We incurred $2.7 million of debt issuance costs in connection with this amendment. Such costs are included in other non-current assets on the consolidated balance sheet and are being amortized to interest expense over the life of the facility on a straight-line basis.

The Loan Agreement provides for a $300 million secured asset-backed revolving credit facility with a $100 million letter of credit sublimit. The facility may be increased by an additional $200.0 million upon obtaining additional commitments from the lenders then party to the Loan Agreement or new lenders. The Loan Agreement expires on earlier of (i) the date that is 90 days prior to the maturity date of our 2014 Notes if such notes are not repaid, redeemed, defeased, refinanced or reserved for under the borrowing base under the Loan Agreement prior to such date, or (ii) March 16, 2017 (the “Maturity Date”).

Loans may be advanced under the Loan Agreement based on a borrowing base derived from specified percentages of the value of eligible accounts receivable and inventory. The borrowing base is subject to certain customary reserves and eligibility criteria. If, at any time, the aggregate principal amount of the loans outstanding plus the face amount of undrawn letters of credit under the Loan Agreement exceed the borrowing base then in effect, we must make a payment or post cash collateral (in the case of letters of credit) in an amount sufficient to eliminate such excess. As of September 29, 2012, there were no borrowings under this facility, $23.1 million in letters of credit were outstanding and we were eligible to borrow $232.0 million.

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

Short-term Debt

As of September 29, 2012, certain of our foreign subsidiaries had a total of $128.0 million of short-term borrowing facilities, under which $60.0 million was outstanding. Borrowings under these facilities bear interest at a rate equal to LIBOR plus a spread. These facilities expire at various dates through the end of 2013.

Other than our $40 million loan which used certain of our real property as collateral, our debt agreements do not contain financial covenants currently applicable to us, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Our $40 million loan requires us to maintain a minimum fixed charge coverage ratio during its term. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants would otherwise restrict, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt as well as all amounts payable under our interest rate swaps on such debt, if any, could become immediately due and payable and the incurrence of additional debt under our asset-backed credit facility would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business.

Other Liquidity Matters

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental and employee matters and examinations by government agencies. As of September 29, 2012, we had accrued liabilities of $18.5 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these accruals will be sufficient to fully satisfy our contingent liabilities.

As of September 29, 2012, we had a long-term liability of $79.4 million for uncertain tax positions. Our estimate of our liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability. Additionally, we are unable to reliably estimate when cash settlement may occur.

We have entered into, and continue to enter into, various transactions that periodically require collateral. These obligations have historically arisen from customs, import/export, VAT, utility services, debt financing, foreign exchange contracts and interest rate swaps. We have collateralized, and may from time to time collateralize, such obligations as a result of counterparty requirements or for economic reasons. As of September 29, 2012, we had collateral of $12.0 million in the form of cash against certain of our collateralized obligations. Cash used for collateral reduces our cash available for other purposes.

The interest rate swap on our 2019 Notes can be terminated at the option of the swap counterparty beginning in 2014. In such a case, we would no longer pay a variable rate of interest on such notes but would instead pay a fixed rate of 7%, which could be higher than the variable rate at the time of termination.

As of September 29, 2012, we were actively marketing a number of properties for sale. These properties are listed for sale at over $100 million. However, there can be no assurance as to when we will be able to sell these properties, the amount we will realize upon sale of the properties, or if we will be able to sell them at all.

Our next long-term debt maturity is in 2014. We may, however, consider early redemptions of our debt, possibly using cash or proceeds from additional debt or equity financings. In addition to our existing covenant requirements, future debt financing may require us to comply with financial ratios and covenants. Any equity financing may result in dilution to existing stockholders.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of our outstanding debt. Our primary sources of liquidity as of September 29, 2012 included 1) cash of $409.6 million; 2) our $300 million asset-backed credit facility, of which we were eligible to borrow $232 million; 3) short-term borrowing facilities of $128 million, of which $68 million was available; and 4) cash generated from operations. In addition, we are actively marketing a portfolio of surplus real estate with an aggregate list price of over $100 million. Proceeds from the sales of properties in this portfolio will provide additional liquidity. However, there can be no assurance as to the amount that may actually be raised.

We believe our existing cash resources and other sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements through at least the next 12 months. Should demand for our services decrease significantly over the next 12 months or should we experience increases in delinquent or uncollectible accounts receivable, our cash provided by operations would be adversely impacted.

As of September 29, 2012, approximately 45% of our cash balance was held outside of the U.S. by our foreign subsidiaries. Certain foreign countries impose taxes and penalties on such transfers of cash. Should we choose or need to remit cash to the U.S., we could incur tax obligations which would reduce the amount of cash ultimately available to the U.S. We believe that cash held in the U.S., together with cash available under U.S. credit facilities and cash from foreign subsidiaries that could be remitted to the U.S. without tax consequences, will be sufficient to meet our U.S. liquidity needs for at least the next twelve months.

Contractual Obligations

The following is a summary of our long-term debt, including interest, and operating lease obligations as of September 29, 2012:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1- 3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt, including interest	$981,831	$44,412	$358,221	$43,696	$535,502
Operating leases	103,392	26,165	28,461	18,545	30,221
Total contractual obligations	$1,085,223	$70,577	$386,682	$62,241	$565,723

Interest included above is based on our actual rate after considering both the underlying contractual rate and related interest rate swaps.

We also have outstanding firm purchase orders with certain suppliers for the purchase of inventory. These purchase orders are generally short-term in nature. Orders for standard, or catalog, items can typically be canceled with little or no financial penalty. Our policy regarding non-standard or customized items dictates that such items are only ordered specifically for customers who have contractually assumed liability for the inventory. In addition, a substantial portion of catalog items covered by our purchase orders are procured for specific customers based on their purchase orders or a forecast under which the customer has contractually assumed liability for such material. Accordingly, the amount of liability from purchase obligations under these purchase orders is not expected to be significant or meaningful. As of September 29, 2012, we had an insignificant amount of capital lease obligations.

As of September 29, 2012, we were unable to reliably estimate when cash settlements with taxing authorities may occur with respect to our unrecognized tax benefits of $79.4 million. Additionally, we have provided guarantees to various third parties in the form of letters of credit totaling $23.1 million as of September 29, 2012. The letters of credit cover various guarantees including workers' compensation claims and customs duties. Lastly, we have defined benefit pension plans with an underfunded amount of $19.5 million at September 29, 2012. We will be required to provide additional funding to these plans in the future if our returns on plan assets are not sufficient to meet our funding obligations. None of the amounts described in this paragraph are included in the table above.

Off-Balance Sheet Arrangements

As of September 29, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Quarterly Results (Unaudited)

The following tables contain selected unaudited quarterly financial data for 2012 and 2011. In management's opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not be considered indicative of the results to be expected from any future period.

	Year ended September 29, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$1,502,366	$1,463,082	$1,549,302	$1,578,584
Gross profit	$109,025	$106,348	$105,252	$115,157
Gross margin	7.3%	7.3%	6.8%	7.3%
Operating income	$39,688	$30,208	$35,394	$32,200
Operating margin	2.6%	2.1%	2.3%	2.0%
Net income (loss)	$8,575	$(1,439)	$8,948	$164,150	(1)
Basic net income (loss) per share	$0.11	$(0.02)	0.11	$2.01
Diluted net income (loss) per share	$0.10	$(0.02)	0.11	$1.96

	Year ended October 1, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$1,662,451	$1,569,058	$1,674,200	$1,696,702
Gross profit	$128,047	$116,831	$131,601	$133,872
Gross margin	7.7%	7.4%	7.9%	7.9%
Operating income	$60,955	$44,634	$52,907	$53,501
Operating margin	3.7%	2.8%	3.2%	3.2%
Net income	$28,359	$13,065	$9,405	$18,088
Basic net income per share	$0.36	$0.16	$0.12	$0.22
Diluted net income per share	$0.34	$0.16	$0.11	$0.22

(1) During the fourth quarter of 2012, we concluded that it was more likely than not that we would be able to realize the benefit of a portion of our deferred tax assets in the future. As a result, we released $158.7 million of the valuation allowance attributable to certain U.S. deferred tax assets.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding debt obligations. As of September 29, 2012, we had $797.4 million of long-term debt, of which $40 million bears interest at a floating rate, $257.4 million of variable rate debt has been converted to fixed rate through the use of interest rate swaps and $500 million of fixed rate debt has been converted to variable rate debt through the use of an interest rate swap. Accordingly, our exposure to interest rates is limited to variable rate long-term debt of $540 million and $60 million of variable-rate short-term borrowings outstanding as of September 29, 2012.

We are also exposed to market risk for changes in interest rates on our investment portfolio, which consists of highly liquid investments with maturities of three months or less from our original date of purchase. Currently, we do not use derivative financial instruments in our investment portfolio. We invest in high quality credit issuers and, by policy, limit the amount of principal exposure with any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default and market risk.

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

Foreign Currency Exchange Risk

We transact business in foreign countries. Our foreign exchange policy requires that we take certain steps to limit our foreign exchange exposures resulting from certain assets and liabilities and forecasted cash flows. However, our policy does not require us to hedge all foreign exchange exposures. Furthermore, our foreign currency hedges are based on forecasted transactions and estimated balances, the amount of which may differ from that actually incurred. As a result, we can experience foreign exchange rate gains and losses in our results of operations.

Our primary foreign currency cash flows are in certain Asian and European countries, Israel and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts typically have maturities of up to two months and are not designated as part of a hedging relationship in accordance with ASC Topic 815. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the consolidated statements of income. As of September 29, 2012, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $292.5 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from 1) forecasted sales denominated in currencies other than those used to pay for materials and labor and 2) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. In addition, we also hedge capital expenditures related to certain plant expansions in Asia. These contracts are up to twelve months in duration and are accounted for as cash flow hedges under ASC Topic 815. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $123.1 million as of September 29, 2012.

The net impact of an immediate 10% change in exchange rates would not be material to our consolidated financial statements, provided we accurately forecast and estimate our foreign currency exposure. If such forecasts are materially inaccurate, we could incur significant gains or losses.

Item 8.   Financial Statements and Supplementary Data

The information required by this item is included below and incorporated by reference from the financial statement schedule included in “Part IV-Item 15(a)(2)” and the selected quarterly financial data referred to in “Part II-Item 7-

Management's Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Results (Unaudited).”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sanmina Corporation:

We have audited the accompanying consolidated balance sheets of Sanmina Corporation and subsidiaries (the Company) as of September 29, 2012 and October 1, 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended September 29, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as set forth under Item 15. We also have audited the Company's internal control over financial reporting as of September 29, 2012, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanmina Corporation and subsidiaries as of September 29, 2012 and October 1, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended September 29, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Sanmina Corporation maintained, in all material respects, effective internal control over financial reporting as of September 29, 2012, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Santa Clara, California
November 20, 2012

SANMINA CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	September 29, 2012	October 1, 2011
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$409,618	$640,288
Accounts receivable, net of allowances of $12,032 and $14,537, respectively	1,001,543	1,014,121
Inventories	826,539	891,325
Prepaid expenses and other current assets	88,599	83,512
Total current assets	2,326,299	2,629,246
Property, plant and equipment, net	569,365	588,097
Other	272,122	136,630
Total assets	$3,167,786	$3,353,973
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$937,737	$984,014
Accrued liabilities	104,741	109,478
Accrued payroll and related benefits	117,074	112,193
Short-term debt	59,995	60,200
Total current liabilities	1,219,547	1,265,885
Long-term liabilities:
Long-term debt	837,364	1,182,308
Other	147,094	135,263
Total long-term liabilities	984,458	1,317,571
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $.01 par value, authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 166,667 shares, 94,971 and 94,035 shares issued, respectively, and 81,635 and 80,734 shares outstanding, respectively	817	807
Treasury stock, 13,336 and 13,301 shares, respectively, at cost	(214,133)	(213,828)
Additional paid-in capital	6,074,524	6,053,940
Accumulated other comprehensive income	63,479	70,738
Accumulated deficit	(4,960,906)	(5,141,140)
Total stockholders' equity	963,781	770,517
Total liabilities and stockholders' equity	$3,167,786	$3,353,973

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010
	(In thousands, except per share amounts)

Net sales	$6,093,334	$6,602,411	$6,318,691
Cost of sales	5,657,552	6,092,060	5,835,701
Gross profit	435,782	510,351	482,990
Operating expenses:
Selling, general and administrative	240,863	247,127	252,534
Research and development	21,899	20,802	13,004
Restructuring and integration costs	31,371	29,609	21,822
Amortization of intangible assets	3,067	3,831	3,555
Asset impairments	2,390	450	1,100
Gain on sales of long-lived assets	(1,298)	(3,465)	(13,824)
Total operating expenses	298,292	298,354	278,191

Operating income	137,490	211,997	204,799

Interest income	1,425	1,861	2,246
Interest expense	(71,744)	(99,114)	(108,144)
Other income (expense), net	(291)	892	41,538
Loss on extinguishments of debt	(16,937)	(16,098)	(1,197)
Interest and other income (expense), net	(87,547)	(112,459)	(65,557)
Income before income taxes	49,943	99,538	139,242
Provision for (benefit from) income taxes	(130,291)	30,621	16,807
Net income	$180,234	$68,917	$122,435

Net income per share:
Basic	$2.22	$0.86	$1.55
Diluted	$2.16	$0.83	$1.48

Weighted-average shares used in computing per share amounts:
Basic	81,284	80,345	79,195
Diluted	83,495	83,158	82,477

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010
	(In thousands)

Net income	$180,234	$68,917	$122,435
Other comprehensive income:
Net unrealized gain (loss) on derivative financial instruments, net of tax	6,474	6,978	(5,373)
Foreign currency translation adjustments	(2,543)	5,419	10,996
Changes in unrecognized net actuarial loss and unrecognized transition costs, net of tax	(11,190)	4,124	(3,756)
Comprehensive income	$172,975	$85,438	$124,302

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Additional Paid-in Capital		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE AT OCTOBER 3, 2009	91,914	$6,012,932	(13,348)	$(213,720)	$52,350	$(5,332,492)	$519,070
Issuances under stock plans	1,160	3,821	—	—	—	—	3,821
Cumulative translation adjustment	—	—	—	—	10,996	—	10,996
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(5,373)	—	(5,373)
Changes in unrecognized net actuarial loss and unrecognized transition costs, net of tax	—	—	—	—	(3,756)	—	(3,756)
Stock-based compensation	—	15,167	—	—	—	—	15,167
Issuances (repurchases) of treasury stock	—	51	(4)	(810)	—	—	(759)
Net income	—	—	—	—	—	122,435	122,435
BALANCE AT OCTOBER 2, 2010	93,074	$6,031,971	(13,352)	$(214,530)	$54,217	$(5,210,057)	$661,601
Issuances under stock plans	961	4,603	—	—	—	—	4,603
Cumulative translation adjustment	—	—	—	—	5,419	—	5,419
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	6,978	—	6,978
Changes in unrecognized net actuarial loss and unrecognized transition costs, net of tax	—	—	—	—	4,124	—	4,124
Stock-based compensation	—	18,896	—	—	—	—	18,896
Issuances (repurchases) of treasury stock	—	(723)	51	702	—	—	(21)
Net income	—	—	—	—	—	68,917	68,917
BALANCE AT OCTOBER 1, 2011	94,035	$6,054,747	(13,301)	$(213,828)	$70,738	$(5,141,140)	$770,517
Issuances under stock plans	936	2,595	—	—	—	—	2,595
Cumulative translation adjustment	—	—	—	—	(2,543)	—	(2,543)
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	6,474	—	6,474
Changes in unrecognized net actuarial loss and unrecognized transition costs, net of tax	—	—	—	—	(11,190)	—	(11,190)
Stock-based compensation	—	17,999	—	—	—	—	17,999
Issuances (repurchases) of treasury stock	—	—	(35)	(305)	—	—	(305)
Net income	—	—	—	—	—	180,234	180,234
BALANCE AT SEPTEMBER 29, 2012	94,971	$6,075,341	(13,336)	$(214,133)	$63,479	$(4,960,906)	$963,781

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$180,234	$68,917	$122,435
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	99,477	104,571	89,573
Stock-based compensation expense	17,999	18,896	15,167
Provision (benefit) for doubtful accounts, product returns and other net sales adjustments	(826)	(1,187)	3,571
Deferred income taxes	(155,791)	(2,163)	3,492
Gain on sales of assets	(1,780)	(3,330)	(18,036)
Impairment of assets	7,134	450	1,100
Loss on extinguishments of debt	16,937	16,098	1,197
Other, net	(81)	(357)	2,330
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	12,896	6,061	(332,179)
Inventories	63,365	(46,803)	(60,129)
Prepaid expenses and other current assets	9,432	(10,075)	1,629
Accounts payable	(48,412)	71,248	93,801
Accrued liabilities and other long-term liabilities	14,829	12,582	(2,285)
Cash provided by (used in) operating activities	215,413	234,908	(78,334)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Net proceeds from sales of long-term investments	799	59	1,182
Purchases of property, plant and equipment	(78,631)	(107,574)	(81,416)
Proceeds from sales of property, plant and equipment	4,828	24,066	30,847
Cash paid in connection with business combinations	(5,023)	(14,656)	(14,908)
Cash used in investing activities	(78,027)	(98,105)	(64,295)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	5,100	12,857	(10,808)
Proceeds from short-term borrowings	73,995	62,000	65,000
Repayments of short-term borrowings	(74,200)	(66,800)	—
Proceeds from revolving credit facility borrowings	484,000	—	—
Repayments of revolving credit facility borrowings	(484,000)	—	—
Repayments of long-term debt	(410,843)	(590,623)	(219,867)
Proceeds from issuance of long-term debt, net of issuance costs	39,532	489,030	—
Revolving credit facility issuance costs	(2,687)	—	—
Net proceeds from stock issuances	2,595	4,603	3,821
Repurchases of common stock	(305)	(21)	(759)
Cash used in financing activities	(366,813)	(88,954)	(162,613)
Effect of exchange rate changes	(1,243)	(373)	(1,097)
Increase (decrease) in cash and cash equivalents	(230,670)	47,476	(306,339)
Cash and cash equivalents at beginning of year	640,288	592,812	899,151
Cash and cash equivalents at end of year	$409,618	$640,288	$592,812

Cash paid during the year:
Interest, net of capitalized interest	$67,994	$91,094	$97,787
Income taxes, net of refunds	$12,723	$12,326	$29,738

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization of Sanmina

Sanmina Corporation (“Sanmina,” or the “Company”) was incorporated in Delaware in 1989. The Company is a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. The Company provides these comprehensive solutions primarily to original equipment manufacturers (OEMs) in the communications networks; computing and storage; multimedia; industrial and semiconductor capital equipment; defense and aerospace; medical; clean technology and automotive industries. The Company's operations are managed as two businesses:

1)
Integrated Manufacturing Solutions (IMS), which is a single operating segment consisting of printed circuit board assembly and test, optical and RF (Radio Frequency) modules, final system assembly and test, and direct order fulfillment.

2)
Components, Products and Services (CPS), consisting of Components, which includes interconnect systems (printed circuit board fabrication and backplane and cable assemblies) and mechanical systems (enclosures, precision machining and plastic injection molding); Products, which includes memory and SSD products from Viking Technology; products from SCI Technology for use in the defense and aerospace industry and storage products from Newisys; and Services, which includes design, engineering, logistics and repair services.

In accordance with the accounting rules for segment reporting, the Company's only reportable segment is IMS, which represented 81% of its total revenue in 2012. The CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments will be presented in a single category entitled “Components, Products and Services”.

Basis of Presentation

Fiscal Year. The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2012, 2011 and 2010 were each 52 weeks. All references to years relate to fiscal years unless otherwise noted.

Principles of Consolidation. The consolidated financial statements include the Company's accounts and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Note 2. Summary of Significant Accounting Policies

Management Estimates and Uncertainties. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements relate to allowances for accounts receivable; provisions for excess and obsolete inventories, product returns, warranties, restructuring costs, environmental matters, and legal exposures; determining liabilities for uncertain tax positions; determining the realizability of deferred tax assets; determining fair values of tangible and intangible assets for purposes of impairment tests; determining fair values of interest rate swaps and equity awards; and determining forfeiture rates, volatility and expected life assumptions for purposes of calculating stock compensation expense. Actual results could differ materially from these estimates.

Financial Instruments and Concentration of Credit Risk. Financial instruments consist of cash and cash equivalents, foreign currency forward contracts, interest rate swap agreements, accounts receivable, accounts payable and debt obligations. With the exception of certain of the Company's debt obligations (refer to Note 4. Fair Value and Note 5. Derivative Financial Instruments), the fair value of these financial instruments approximates their carrying amount as of September 29, 2012 and October 1, 2011 due to the nature, or short maturity, of these instruments, or the fact that the instruments are recorded at fair value in the consolidated balance sheets.

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

Cash and cash equivalents consisted of the following:

	As of
	September 29, 2012	October 1, 2011
	(In thousands)
Cash balances	$409,183	$639,853
Money market funds	435	435
Total	$409,618	$640,288

Accounts Receivable and Other Related Allowances. The Company estimates uncollectible balances, product returns and other adjustments and had allowances of $12.0 million and $14.5 million as of September 29, 2012 and October 1, 2011, respectively, for these items. One of the Company's most significant risks is the ultimate realization of its accounts receivable. This risk is mitigated by ongoing credit evaluations of customers and frequent contact with customers, especially the most significant customers, which enable the Company to monitor changes in its customers' business operations and respond accordingly. To establish the allowance for doubtful accounts, the Company estimates credit risk associated with accounts receivable by considering the creditworthiness of its customers, past experience, changes in customer demand, and the overall economic climate in industries that it serves. To establish the allowance for product returns and other adjustments, the Company primarily utilizes historical data.

Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes labor, materials and manufacturing overhead.

Provisions are made to reduce excess and obsolete inventories to their estimated net realizable values. The ultimate realization of inventory carrying amounts is primarily affected by changes in customer demand. Inventory provisions are established based on forecasted demand, past experience with specific customers, the age and nature of the inventory, the ability to redistribute inventory to other programs or back to suppliers, and whether customers are contractually obligated and have the ability to pay for the related inventory. Certain payments received from customers for inventory held by the Company are recorded as a reduction of inventory.

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

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flows the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds its fair value. An asset group is the unit of accounting for a long-lived asset or assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. For vertically integrated plants, the Company has determined that each individual plant, together with the other plants with which it is vertically integrated, is an asset group. For all other plants, each individual plant is an asset group. For asset groups for which the primary asset is a building, the Company estimates fair value based on data provided by commercial real estate brokers. For other asset groups, the Company estimates fair value based on projected discounted future net cash flows.

Goodwill. Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a purchase business combination are recorded as goodwill. ASC Topic 350, Intangibles - Goodwill and Other, requires that companies not amortize goodwill, but instead test for impairment at least annually. The guidance allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment will determine whether a two-step goodwill impairment test must be performed. The Company performs qualitative assessment for goodwill impairment on an annual basis, at a minimum, and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Goodwill was $21.8 million as of September 29, 2012 and was included in other non-current assets on the consolidated balance sheets and is primarily related to the Company's IMS segment.

Identifiable Intangible Assets. The Company has certain identifiable intangible assets that are subject to amortization. These assets consist primarily of intellectual property and customer relationships obtained through acquisitions. These assets are carried at cost less accumulated amortization, and are amortized to expense on a straight-line basis over estimated useful lives ranging from 5 to 22 years.

The Company reviews identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flows the asset is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. The Company estimates fair value based primarily on projected discounted future net cash flows.

Foreign Currency Translation. For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated to U.S. dollars at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in stockholders' equity as a component of accumulated other comprehensive income. For all entities, remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other income (expense), net in the accompanying consolidated statements of income. Additionally, remeasurement gains and losses arising from long-term intercompany loans denominated in a currency other than an entity's functional currency are recorded in accumulated other comprehensive income if repayment of the loan is not anticipated in the foreseeable future.

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

The Company accounts for derivative instruments and hedging activities in accordance with ASC Topic 815, Derivatives and Hedging, which requires each derivative instrument to be recorded in the consolidated balance sheets at its fair value as either an asset or a liability. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and is recognized in earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the item being hedged are recognized in earnings in the current period.

Derivative instruments are entered into for periods of time consistent with the related underlying exposures and are not entered into for speculative purposes. At the inception of a hedge, the Company documents all relationships between derivative instruments and related hedged items, as well as its risk-management objectives and strategies for the hedging transaction.

The Company's foreign currency forward contracts and interest rate swaps potentially expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by seeking high quality counterparties. The Company has not incurred material losses as a result of default by counterparties.

Revenue Recognition. The Company derives revenue principally from sales of manufacturing services, components and other products. Other sources of revenue include order fulfillment, logistic and repair services, and sales of certain inventory, including raw materials, to customers who reschedule, amend or cancel purchase orders after the Company has procured inventory to fulfill the customers' purchase orders. The Company recognizes revenue for manufacturing services, products and sales of certain inventory when a persuasive arrangement between the Company and the buyer exists, usually in the form of a purchase order received from the Company's customer, the price is fixed or determinable, delivery or performance has occurred and collectability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to the product or the inventory subsequent to transfer of title.

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

Provisions are made for estimated sales returns and other adjustments at the time revenue is recognized. Such provisions were not material to the consolidated financial statements for any period presented herein. The Company presents sales net of sales taxes and value-added taxes in its consolidated statements of income. Amounts billed to customers for shipping and handling are recorded as revenue and shipping and handling costs incurred by the Company are included in cost of sales.

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

Stock-Based Compensation. The Company measures compensation expense based on the estimated fair value of stock awards.

The Company primarily uses the Black-Scholes option pricing model to estimate the fair value of stock options. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option's expected term and the price volatility of the underlying stock. The expected term of options is based on observed historical exercise patterns and expected volatility is based on historical volatility over the expected life of the options. For restricted stock units, fair value is the fair market value of the Company's stock on the date of grant. With respect to awards with performance conditions only, compensation expense is recognized only if it is deemed probable that the performance conditions will be met. For awards with a market condition, the market condition is considered in the grant-date fair value of the award using a lattice model which utilizes multiple input variables to determine the probability of the specified market condition being achieved. For these types of awards, expense is recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period is completed. Compensation expense for all stock awards is reduced by forfeitures, which are estimated based on observed historical forfeiture patterns.

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

The Company makes an assessment of whether each income tax position is “more likely than not” of being sustained on audit, including resolution of related appeals or litigation, if any. For each income tax position that meets the “more likely than not” recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with the tax authority. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

Earnings Per Share. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potential shares of common stock (representing the dilutive effect of stock options and restricted stock units) outstanding during the period.

Recent Accounting Pronouncements. In September 2011, the FASB issued new accounting guidance intended to simplify how an entity tests goodwill for impairment. The guidance allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment will determine whether a quantitative impairment test must be performed. The Company adopted this guidance in 2012.

Note 3. Balance Sheet Items

Inventories

Components of inventories were as follows:

	As of
	September 29, 2012	October 1, 2011
	(In thousands)
Raw materials	$584,821	$641,918
Work-in-process	96,757	98,097
Finished goods	144,961	151,310
Total	$826,539	$891,325

Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of
	September 29, 2012	October 1, 2011
	(In thousands)
Machinery and equipment	$1,424,070	$1,443,942
Land and buildings	553,143	524,540
Leasehold improvements	58,197	57,480
Furniture and fixtures	19,068	21,253
Construction in progress	45,676	20,617
	2,100,154	2,067,832
Less: Accumulated depreciation and amortization	(1,530,789)	(1,479,735)
Property, plant and equipment, net	$569,365	$588,097

Depreciation expense was $96.3 million, $100.1 million, and $85.8 million for 2012, 2011 and 2010, respectively.

 Other Intangible Assets

Gross and net carrying values of other intangible assets were as follows:

	Gross Carrying Amount	Impairment of Intangibles	Accumulated Amortization	Net Carrying Amount
	(In thousands)
As of September 29, 2012	$82,310	$(7,928)	$(67,139)	$7,243

As of October 1, 2011	$82,905	$(7,928)	$(63,970)	$11,007

Intangible asset amortization expense was $3.2 million in 2012, $4.5 million in 2011 and $3.8 million in 2010

(including $0.1 million, $0.6 million and $0.2 million in cost of sales in 2012, 2011 and 2010, respectively). In 2012, the Company wrote-off $0.6 million of intangible assets due to closure of a plant. Other intangible assets are included in other non-current assets on the consolidated balance sheets.

Estimated future annual amortization of other intangible assets is as follows:

Year Ended:	(In thousands)
2013	$1,905
2014	1,797
2015	1,256
2016	364
2017	364
Thereafter	1,557
Total	$7,243

Warranty Reserve. The following tables present warranty reserve activity:

Balance as of	Additions to Accrual	Accrual Utilized	Balance as of
October 1, 2011			September 29, 2012
(In thousands)
$15,672	$6,716	$(7,739)	$14,649

Balance as of	Additions to Accrual	Accrual Utilized	Balance as of
October 2, 2010			October 1, 2011
(In thousands)
$17,752	$9,012	$(11,092)	$15,672

The warranty reserve is included in accrued liabilities on the consolidated balance sheet.

Note 4. Fair Value

Fair Value Option for Long-term Debt

The Company has elected not to record its long-term debt instruments at fair value, but has measured them at fair value for disclosure purposes. As of September 29, 2012, the carrying amount and estimated fair value of the Company's long-term debt instruments were $797.4 million and $799.8 million, respectively. Fair value was estimated based on either a quoted price or other market sources (Level 2 inputs).

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

There were no transfers between levels in the fair value hierarchy during any period presented herein. The following table presents information as of September 29, 2012 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$435	$3,384	$—	$—	$3,819
Prepaid expenses and other current assets	$—	$—	$77	$1,770	$1,847
Other assets	$—	$—	$39,954	$—	$39,954
Accrued liabilities (1)	$—	$—	$(175)	$(2,913)	$(3,088)
Other long-term liabilities (1)	$—	$—	$(23,126)	$—	$(23,126)

(1) Liabilities, or credit balances, are presented as negative amounts.

The following table presents information as of October 1, 2011 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$435	$52,120	$—	$—	$52,555
Prepaid expenses and other current assets	$—	$—	$59	$8,243	$8,302
Other assets	$—	$—	$24,898	$—	$24,898
Accrued liabilities (1)	$—	$—	$(331)	$(8,211)	$(8,542)
Other long-term liabilities (1)	$—	$—	$(33,211)	$—	$(33,211)

(1) Liabilities, or credit balances, are presented as negative amounts.

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its Board of Directors that allow participants to defer payment of part or all of their compensation. The Company's results of operations are not significantly affected by these plans since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the above tables. Assets and liabilities associated with these plans were approximately $10.0 million as of September 29, 2012 and October 1, 2011 and were recorded as other non-current assets and other long-term liabilities in the consolidated balance sheet.

The Company values derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled, to transact. The Company seeks high quality counterparties for all financing arrangements. For interest rate swaps, Level 2 inputs include short-term LIBOR rates, futures contracts on LIBOR between two and four years, longer term swap rates at commonly quoted intervals, and credit default swap rates for the Company and relevant counterparties. For currency contracts, Level 2 inputs include foreign currency spot and forward rates and interest rates at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements. ASC Topic 820 requires the fair value measurement of an asset or liability to reflect the nonperformance risk of the entity and the counterparty. Therefore, the counterparty's creditworthiness when in an asset position and the Company's creditworthiness when in a liability position have been considered in the fair value measurement of derivative instruments. The effect of nonperformance risk on the fair value of derivative instruments was not material as of September 29, 2012 and October 1, 2011.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

The Company's assets held-for-sale consist of land and buildings that are measured at fair value on a nonrecurring basis since these assets are subject to fair value adjustments only when the carrying amount of such assets exceeds the fair value of such assets or such assets have been previously impaired and the fair value exceeds the carrying amount by less than the amount of the impairment that has been recognized. Level 2 inputs consist of independent third party valuations based on market comparables. The carrying value of the Company's assets held-for-sale was $10.2 million as of September 29, 2012 and $13.9 million as of October 1, 2011, and was included in prepaid expenses and other current assets in the consolidated balance sheet. Impairment charges of $2.4 million and $0.5 million were recorded in 2012 and 2011, respectively, related to properties held-for-sale.

Note 5. Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign exchange rate risk.

Interest Rate Risk

Interest rate swaps are used to manage interest rate risk associated with borrowings under the Company's long-term debt arrangements.

Cash Flow Hedges

The Company has $257.4 million of floating rate notes outstanding as of September 29, 2012 and has interest rate swap agreements with two independent counterparties to hedge its interest rate exposure. The swap agreements, with an aggregate notional amount of $257 million and expiration date of June 15, 2014, effectively convert the variable interest rate obligation to a fixed interest rate obligation and are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Under the terms of the swap agreements, the Company pays the independent swap counterparties a fixed rate and the swap counterparties pay the Company an interest rate equal to the three-month LIBOR. These swap agreements effectively fix the interest rate at 8.344% through maturity. As of September 29, 2012, the fair value of the interest rate swaps was $23.1 million and is included in other long-term liabilities on the consolidated balance sheet.

Fair Value Hedge

The Company has $500 million of fixed-rate senior notes outstanding as of September 29, 2012 and has an interest rate swap with a single counterparty to hedge its exposure to changes in the fair value of the notes resulting from fluctuations in interest rates. The swap agreement, with a notional amount of $500 million and an expiration date of May 15, 2019, effectively converts these notes from fixed-rate debt to variable-rate debt. Pursuant to the interest rate swap, the Company pays the swap counterparty a variable rate equal to the three-month LIBOR plus a spread and receives a fixed rate of 7.0% from the swap counterparty. The swap counterparty has the unilateral right to terminate the swap beginning in 2014, consistent with the Company's ability to call the 2019's beginning in 2014. In accordance with ASC Topic 815, the interest rate swap is accounted for as a fair value hedge and is exempt from periodic assessment of hedge effectiveness. Therefore, the change in the fair value of the 2019 Notes resulting from changes in interest rates is assumed to be equal and opposite to the change in the fair value of the interest rate swap. As of September 29, 2012, the fair value of the interest rate swap was $40.0 million and is included in other non-current assets on the consolidated balance sheet.

Foreign Exchange Rate Risk

Forward contracts on various foreign currencies are used to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in foreign currencies. The Company's primary foreign currency cash flows are in certain Asian and European countries, Israel and Mexico.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	September 29, 2012	October 1, 2011
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$123,050	$117,224
Number of contracts	49	57
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$292,469	$466,007
Number of contracts	33	34

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts have maturities of up to two months and are not designated as accounting hedges under ASC Topic 815. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other expense, net, in the consolidated statements of income. For the year ended September 29, 2012 and October 1, 2011, the Company recognized gains of $7.4 million and $1.6 million, respectively, associated with these forward contracts. From an economic perspective, gains and losses on forward contracts substantially offset gains and losses on the underlying hedged items for both periods presented herein.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivative instruments representing hedge ineffectiveness are recognized in current earnings and were not material for any period presented herein. As of September 29, 2012, AOCI related to foreign currency forward contracts was not material and AOCI related to interest rate swaps was a loss of $21.9 million, of which $12.9 million is expected to be amortized to interest expense over the next 12 months.

The following table presents the effect of cash flow hedging relationships on the Company's consolidated statement of income for the years ended September 29, 2012 and October 1, 2011, respectively:

Derivative Type and Income Statement Location	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In thousands)
Interest rate swaps - Interest expense	$(3,109)	$(6,421)	$(12,955)	$(13,611)
Foreign currency forward contracts - Cost of sales	588	1,081	645	1,293
Total	$(2,521)	$(5,340)	$(12,310)	$(12,318)

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

A different customer represented 10% or more of the Company's net sales in each of 2012, 2011 and 2010. Two customers each represented 10% or more of the Company's gross accounts receivable in 2012 and one customer represented 10% or more of the Company's gross accounts receivable in 2011.

Note 7. Debt

Long-term debt consisted of the following:

	As of
	September 29, 2012	October 1, 2011
	(In thousands)
Senior Floating Rate Notes due 2014	$257,410	$257,410
Secured Debt due 2015	40,000	—
8.125% Senior Subordinated Notes due 2016	—	400,000
Senior Notes due 2019	500,000	500,000
Fair value adjustment (1)	39,954	24,898
Total long-term debt	$837,364	$1,182,308

(1) Represents fair value hedge accounting balance related to interest rate swaps. See Note 5 for discussion of interest rate swap entered into during the third quarter of 2011.

Senior Notes Due 2019. During 2011, the Company issued $500.0 million aggregate principal amount of senior notes due 2019 (the "2019 Notes"). The 2019 Notes mature on May 15, 2019 and bear interest at an annual rate of 7%, payable semi-annually in arrears in cash. As of September 29, 2012, unamortized debt issuance costs of $9.4 million are included in other non-current assets on the consolidated balance sheet and are being amortized to interest expense over the term of the 2019 Notes using the effective interest method.

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

As discussed in Note 5, the Company entered into an interest rate swap to hedge its exposure to changes in the fair value of the 2019 Notes resulting from changes in interest rates. As of September 29, 2012, the fair value hedge accounting adjustment related to the 2019 Notes was $40.0 million and has been recorded as an increase to long-term debt.

Senior Floating Rate Notes. In 2007, the Company issued $300.0 million of Senior Floating Rate Notes due June 15, 2014 (the “2014 Notes”), $42.6 million of which was repurchased in 2009.

The 2014 Notes bear interest equal to three-month LIBOR plus 2.75% and are senior unsecured obligations and rank equal in right of payment with all of the Company's existing and future senior unsecured debt. The Company may redeem the 2014 Notes, in whole or in part at par plus accrued and unpaid interest. As of September 29, 2012, unamortized debt issuance costs of $1.7 million are included in other non-current assets on the consolidated balance sheet and are being amortized to interest expense over the life of the 2014 Notes using the effective interest method.

As discussed in Note 5, the Company has interest rate swap agreements with two independent counterparties to hedge its interest rate exposure on the 2014 Notes.

8.125% Senior Subordinated Notes. During 2006, the Company issued $600.0 million of 8.125% Senior Subordinated Notes due 2016 (the “2016 Notes”). During 2012, the Company fully redeemed all remaining outstanding 2016 Notes. In connection with these redemptions, the Company recorded a loss on extinguishment of $16.9 million, consisting of redemption premiums of $10.9 million and a write-off of unamortized debt issuance costs of $6.0 million.

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

The indentures for the Company's notes provide for customary events of default, including payment defaults, breaches of covenants, certain payment defaults at final maturity or acceleration of certain other indebtedness, failure to pay certain judgments, certain events of bankruptcy, insolvency and reorganization and certain instances in which a guarantee ceases to be in full force and effect. If any event of default occurs and is continuing, subject to certain exceptions, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding notes may declare all the notes to be due and payable immediately, together with any accrued and unpaid interest, if any. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, such amounts with respect to the notes will be due and payable immediately without any declaration or other act on the part of the trustee or the holders of the notes. Additionally, following a change of control, as defined in the indentures, the Company will be required to make an offer to repurchase all or any portion remaining outstanding of such debt at a purchase price of 101% of the principal amount, plus accrued and unpaid interest.

Secured Debt. During the fourth quarter of 2012, the Company borrowed $40.0 million using its corporate campus as collateral. The loan matures in 2015, bears interest at LIBOR plus a spread or the bank's prime rate plus a spread, includes two one-year renewal options subject to bank approval and requires compliance with a fixed charge coverage ratio and customary covenants similar to those of the asset-backed lending facility discussed below.

Asset-backed Lending Facility. In 2009, the Company entered into a Loan, Guaranty and Security Agreement, among the Company, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for such lenders.

During the second quarter of 2012, the Company entered into an Amended and Restated Loan, Guaranty and Security Agreement (the “Loan Agreement”), among the Company, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for such lenders. The Loan Agreement amended and restated the Company's existing Loan, Guaranty and Security Agreement. The Company incurred $2.7 million of debt issuance costs in connection with this amendment. Such costs are included in other non-current assets on the consolidated balance sheet and are being amortized to interest expense over the life of the facility on a straight-line basis.

The Loan Agreement provides for a $300 million secured asset-backed revolving credit facility with a $100 million letter of credit sublimit. The facility may be increased by an additional $200.0 million upon obtaining additional commitments from the lenders then party to the Loan Agreement or new lenders. The Loan Agreement expires on earlier of (i) the date that is 90 days prior to the maturity date of the Company's 2014 Notes if such notes are not repaid, redeemed, defeased, refinanced or reserved for under the borrowing base under the Loan Agreement prior to such date, or (ii) March 16, 2017 (the “Maturity Date”). As of September 29, 2012, there were no borrowings outstanding, $23.1 million in letters of credit were outstanding and the Company was eligible to borrow $232.0 million.

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

The Company's obligations under the Loan Agreement are secured by (1) all U.S. and Canadian accounts receivable and all supporting obligations, chattel paper, documents and instruments in respect thereof or relating thereto(; (2) all U.S. and Canadian deposit accounts (except accounts used for collections for certain transactions); (3) all U.S. and Canadian inventory; (4) the equity interests of each of the borrowers (except the Company) and the guarantors and the other equity interests owned directly by the borrowers and the guarantors, subject to limited exceptions; (5) all U.S. and Canadian promissory notes issued by the Designated Canadian Guarantors; (6) all U.S. and Canadian cash in any form; (7) all U.S. and Canadian accessions to, substitutions for, and all replacements, products, and cash and non-cash proceeds of the foregoing; and (8) all U.S. and Canadian books and records pertaining to the foregoing.

 The Loan Agreement contains a financial covenant that was not applicable to us as of September 29, 2012, and customary covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company under certain circumstances, among other things, to use the facility to incur debt, make investments, acquisitions and certain restricted payments, and to sell assets. Upon an event of default, the lenders may declare all outstanding principal and accrued but unpaid interest under the Loan Agreement immediately due and payable. Events of default under the Loan Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants or representations and warranties, change in control of the Company and bankruptcy events.

Maturities of long-term debt as of September 29, 2012 were as follows:

(In thousands)
2013	$—
2014	257,410
2015	40,000
2016	—
2017	—
Thereafter	500,000
Total	$797,410

Short-term Debt

As of September 29, 2012, certain foreign subsidiaries of the Company had a total of $128.0 million of short-term borrowing facilities, under which $60.0 million was outstanding. Borrowing under these facilities bear interest at a rate equal to LIBOR plus a spread. These facilities expire at various dates through the end of 2013.

As of September 29, 2012, the Company was in compliance with all covenants related to its long-term debt instruments, asset backed lending facility and short-term debt facilities.

Note 8. Commitments and Contingencies

Operating Leases. The Company leases certain of its facilities and equipment under non-cancellable operating leases expiring at various dates through 2042. The Company is responsible for utilities, maintenance, insurance and property taxes under these leases. Future minimum lease payments, net of sublease income, under operating leases are as follows:

(In thousands)
2013	$26,165
2014	16,809
2015	11,652
2016	9,559
2017	8,986
Thereafter	30,221
Total	$103,392

Rent expense, net of sublease income, under operating leases was $32.9 million, $29.8 million and $24.7 million for 2012, 2011 and 2010, respectively.

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

The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies or other applicable accounting standards. As of September 29, 2012 and October 1, 2011, the Company had accrued liabilities of $18.5 million and $18.9 million, respectively, for environmental matters, litigation and other contingencies, not including reserves for uncertain tax positions, which the Company believes is adequate. As of September 29, 2012, the Company is a party to a regulatory agency order with respect to a former site and has recorded a liability for this matter, representing the Company's current estimate of the costs required to assess and remediate the site. The Company believes it is reasonably possible that it will incur additional costs related to this matter, but cannot reasonably estimate such amount at this time. Such reserves are included in accrued liabilities and other long-term liabilities on the consolidated balance sheet.

The Company is subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including those addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of materials. As of September 29, 2012, the Company had been named in a lawsuit alleging certain of its current and former sites contributed to groundwater contamination. Although it is reasonably possible that the Company may incur a loss in connection with this matter, the amount of loss or range of loss cannot be reasonably estimated.

As of September 29, 2012, the Company had approximately $10.0 million of exposure, consisting primarily of inventory, with a certain customer that is experiencing financial difficulties. The Company and the customer are in the process of negotiating a payment plan and inventory consumption plan and the customer has been making payments. If the Company is unable to negotiate a sufficient plan or if the customer is unable to meet its obligations under a plan, the Company may incur a loss related primarily to uncollectible accounts receivable and inventory write-downs. The Company is monitoring this situation closely and expects key developments to occur in the first half of 2013.

Note 9. Income Taxes

Domestic and foreign components of income (loss) before income taxes were as follows:

	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010
	(In thousands)
Domestic	$(7,548)	$42,136	$60,668
Foreign	57,491	57,402	78,574
Total	$49,943	$99,538	$139,242

The provision for (benefit from) income taxes consists of the following:

	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010
	(In thousands)
Federal:
Current	$(3,223)	$—	$—
Deferred	(154,292)	—	—
State:
Current	(124)	1,009	1,656
Deferred	(4,408)	—	—
Foreign:
Current	28,928	31,749	11,766
Deferred	2,828	(2,137)	3,385
Total provision (benefit from) for income taxes	$(130,291)	$30,621	$16,807

 The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of
	September 29, 2012	October 1, 2011
	(In thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$472,086	$476,802
Foreign net operating loss carryforwards	152,462	131,174
Acquisition related intangibles	91,972	101,661
Accruals not currently deductible	45,102	41,027
Property, plant and equipment	26,906	30,704
Tax credit carryforwards	24,478	25,846
Reserves not currently deductible	24,209	26,256
Stock compensation expense	14,664	8,874
Unrealized losses on derivative financial instruments	14,089	14,238
Other	550	439
Valuation allowance	(671,891)	(818,266)
Total deferred tax assets	194,627	38,755
Deferred tax liabilities on foreign earnings	(22,053)	(22,053)
Net deferred tax assets	$172,574	$16,702
Recorded as:
Current deferred tax assets	$19,721	$8,516
Non-current deferred tax assets	152,853	11,155
Non-current deferred tax liabilities	—	(2,969)
Net deferred tax assets	$172,574	$16,702

The Company offsets current deferred tax assets and liabilities and non-current deferred tax assets and liabilities by tax-paying jurisdiction. The resulting net amounts by tax jurisdiction are then aggregated without further offset.

Prior to 2012, based on historical evidence (primarily cumulative losses), the Company has a valuation allowance against certain deferred tax assets in the U.S. and foreign jurisdictions. A valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company assesses its valuation allowance against deferred tax assets on a regular and periodic basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. During the fourth quarter of this year, the Company concluded that it was more likely than not that it would be able to realize the benefit of a portion of its deferred tax assets in the future. The Company based this conclusion on recent historical book and taxable income, recent global restructuring and projections of future operating income. As a result, the Company released $158.7 million of the valuation allowance attributable to certain US deferred tax assets.

As of September 29, 2012, U.S. income taxes have not been provided for approximately $446.1 million of cumulative undistributed earnings of several non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S. Determination of the amount of unrecognized deferred tax liabilities on these undistributed earnings is not practicable.

As of September 29, 2012, the Company has cumulative net operating loss carryforwards for federal, state and foreign tax purposes of $1,252.0 million, $999.2 million and $501.4 million, respectively. The federal and state net operating loss carryforwards begin expiring in 2023 and 2012, respectively, and expire at various dates through 2029. Substantially all of the foreign net operating loss carryforwards may be carried forward indefinitely. The Tax Reform Act of 1986 and similar state provisions impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in the Internal Revenue Code. As of September 29, 2012, the Company had $6.8 million of federal net operating losses subject to an annual limitation and may utilize approximately $1.7 million of these net operating losses each year. Additionally, the utilization of certain foreign net operating losses may be restricted due to changes in ownership and business operations.

The Company has been granted tax holidays for certain of its subsidiaries in Singapore, Thailand, China and India. Tax benefits arising from these tax holidays were $3.1 million for 2012 ($0.04 per diluted shares), $3.6 million for 2011 ($0.04 per diluted share) and $3.8 million for 2010 ($0.05 per diluted share). The tax holiday in Singapore expired in 2012 and tax holidays in the other countries expire through 2019, excluding potential renewals, and are subject to certain conditions with which the Company expects to comply.

Following is a reconciliation of the statutory federal tax rate to the Company's effective tax rate:

	As of
	September 29, 2012	October 1, 2011	October 2, 2010
Federal tax at statutory rate	35.00%	35.00%	35.00%
Effect of foreign operations	21.73	9.57	(8.87)
Foreign income inclusion	10.48	0.25	1.11
Change in valuation allowance	(6.74)	(16.97)	(17.16)
Permanent items	3.11	1.90	0.80
Change to other comprehensive income	(6.64)	—	—
Release of valuation allowance	(317.76)	—	—
State income taxes, net of federal benefit	(0.06)	1.01	1.19
Provision for income taxes	(260.88)%	30.76%	12.07%

A reconciliation of the beginning and ending amount of total unrecognized tax benefits, excluding accrued penalties and interest, is as follows:

	Year Ended
	September 29, 2012	October 1, 2011
	(In thousands)
Balance, beginning of year	$41,482	$34,997
Increase related to prior year tax positions	10,125	4,324
Decrease related to prior year tax positions	(320)	(2,811)
Increase related to current year tax positions	3,133	5,337
Settlement	(196)	—
Decrease related to lapse of statute of limitations	—	(365)
Balance, end of year	$54,224	$41,482

The total balance of unrecognized tax benefits at September 29, 2012, if recognized, would affect the effective tax rate on income.

As of September 29, 2012, the Company had reserves of $25.2 million for the payment of interest and penalties relating to unrecognized tax benefits. The Company accrued interest and penalties related to unrecognized tax benefits of $5.6 million in 2012, $2.7 million in 2011, and $3.9 million in 2010. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company conducts business globally and, as a result, files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. During this current year, the Company was informed by the Internal Revenue Service that its returns for tax years 2008 through 2010 were being examined.

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

Note 10. Restructuring Costs

Restructuring Plans - 2012

In 2012, the Company initiated restructuring plans related to plant closures and business reorganizations. Costs associated with these plans are expected to be $23.4 million and to include employee severance, costs related to leased facilities, asset impairment charges and other exit costs. In connection with actions taken to date under these plans, the Company recorded employee termination benefits of $11.6 million for approximately 2,150 employees, $0.5 million of costs related to leased facilities and $3.5 million of asset impairment charges. These plans are expected to be completed within the next year. As of September 29, 2012, $10.3 million of severance remains payable and is expected to be paid in 2013.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were implemented in 2012:

	Employee Termination / Severance and Related Benefits	Leases and Facility Shutdown and Consolidation Costs	Total
	(In thousands)
Balance at October 1, 2011	$—	$—	$—
Charges to operations	11,618	4,027	15,645
Charges utilized	(1,317)	(4,027)	(5,344)
Balance at September 29, 2012	$10,301	$—	$10,301

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

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts that were implemented prior to 2012:

	Employee Termination / Severance and Related Benefits	Leases and Facility Shutdown and Consolidation Costs	Total
	(In thousands)
Balance at October 3, 2009	$10,755	$3,645	$14,400
Charges to operations	7,873	16,320	24,193
Charges utilized	(11,104)	(18,586)	(29,690)
Reversal of accrual	(2,094)	(277)	(2,371)
Balance at October 2, 2010	5,430	1,102	6,532
Charges to operations	9,041	19,683	28,724
Charges utilized	(8,144)	(19,369)	(27,513)
Balance at October 1, 2011	6,327	1,416	7,743
Charges to operations	827	14,465	15,292
Charges utilized	(5,776)	(12,568)	(18,344)
Balance at September 29, 2012	$1,378	$3,313	$4,691

Costs incurred with respect to facilities consist primarily of 1) costs to maintain vacant facilities that are owned until such facilities can be sold and 2) the portion of the Company's lease payments that have not been recovered due to the absence of sublease income for vacant lease properties.

During 2012, in connection with restructuring plans initiated in 2011 or earlier, the Company recorded restructuring charges for severance and related benefits for 2 terminated employees. During 2011, the Company recorded restructuring charges for severance and related benefits for approximately 230 terminated employees and initiated the closure or consolidation of 2 facilities. During 2010, the Company recorded restructuring charges for severance and related benefits for approximately 950 terminated employees and initiated the closure or consolidation of 6 facilities.

Restructuring costs for the Company's IMS segment were $19.7 million for 2012, $16.2 million for 2011 and $6.4 million for 2010.

Note 11. Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010
	(In thousands, except per share amounts)
Numerator:
Net income	$180,234	$68,917	$122,435

Denominator:
Weighted average shares used in computing per share amount:
Basic	81,284	80,345	79,195
Diluted	83,495	83,158	82,477

Net income per share:
Basic	$2.22	$0.86	$1.55
Diluted	$2.16	$0.83	$1.48

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect:

	As of
	September 29, 2012	October 1, 2011	October 2, 2010
Potentially dilutive securities:	(In thousands)
Employee stock options	7,937	6,839	6,078
Restricted stock units	369	241	25
Total	8,306	7,080	6,103

As of September 29, 2012, the Company's outstanding stock options and restricted stock units noted above were anti-dilutive under ASC Topic 260, Earnings Per Share, because application of the treasury stock method resulted in an anti-dilutive effect.

Note 12. Stock-Based Compensation

Stock-based compensation expense was as follows:

	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010
	(In thousands)
Cost of sales	$4,504	$4,730	$5,452
Selling, general & administrative	13,363	13,070	9,808
Research & development	132	182	(93)
Restructuring	—	914	—
Total	$17,999	$18,896	$15,167

	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010
	(In thousands)
Stock options	$10,084	$13,293	$12,818
Restricted stock units	7,915	5,603	2,349
Total	$17,999	$18,896	$15,167

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

Assumptions used to estimate the fair value of stock options granted were as follows:

	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010
Volatility	85.8%	84.8%	81.6%
Risk-free interest rate	0.85%	1.6%	2.2%
Dividend yield	—	—	—
Expected life of options	5.0	5.0	5.0

Stock option activity was as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding, October 3, 2009	11,106	16.00	8.11	26,008
Granted	1,414	10.06
Exercised/Cancelled/Forfeited/Expired	(1,442)	22.51
Outstanding, October 2, 2010	11,078	14.39	7.44	35,417
Granted	1,875	13.15
Exercised/Cancelled/Forfeited/Expired	(2,031)	16.18
Outstanding, October 1, 2011	10,922	13.85	6.89	14,195
Granted	1,775	9.61
Exercised/Cancelled/Forfeited/Expired	(1,422)	14.08
Outstanding, September 29, 2012	11,275	13.15	6.54	18,548
Vested and expected to vest, September 29, 2012	10,837	13.27	6.44	18,236
Exercisable, September 29, 2012	7,600	14.89	5.61	13,814

The weighted-average grant date fair value of stock options granted during 2012, 2011 and 2010 was $6.44, $8.66, and $6.61, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company's closing stock price on the date indicated.

As of September 29, 2012, unrecognized expense related to stock options was $21.3 million, and is expected to be recognized over a weighted average period of 2.4 years.

Restricted Stock Units

The Company issues restricted stock units to executive officers, directors and certain management employees. These units vest over periods ranging from one to four years and are automatically exchanged for shares of common stock at the vesting date. Compensation expense associated with these units is recognized ratably over the vesting period.

The weighted-average grant date fair value of restricted stock units granted was $6.16, $12.69 and $9.80 in 2012, 2011 and 2010, respectively. As of September 29, 2012, unrecognized compensation expense related to restricted stock units was approximately $9.7 million, and is expected to be recognized over a weighted-average period of 1.3 years.

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted Grant-Date Fair Value Per Share ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding, October 3, 2009	737	16.17	0.41	6,494
Granted	996	9.80
Vested/Cancelled	(795)	15.66
Outstanding, October 2, 2010	938	9.78	2.12	10,200
Granted	1,317	12.69
Vested/Cancelled	(417)	11.87
Outstanding, October 1, 2011	1,838	11.42	1.63	14,249
Granted	790	6.16
Vested/Cancelled	(398)	11.69
Outstanding, September 29, 2012	2,230	9.51	1.08	21,272
Expected to vest, September 29, 2012	1,955	9.40	0.98	18,651

Note 13. Stockholders' Equity

In 2009, the Company's stockholders approved the 2009 Incentive Plan (“2009 Plan”) and the reservation of 7.5 million shares of common stock for issuance thereunder, which was subsequently increased to 14.7 million shares. The 2009 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares. The per share exercise price for shares to be issued pursuant to exercise of an option must be no less than 100% of the fair market value per share on the date of grant.

Upon approval of the 2009 Plan, all of the Company's other stock plans were terminated as to future grants. Although these plans have been terminated, they will continue to govern all awards granted under them until the expiration of the awards.

As of September 29, 2012, an aggregate of 16.4 million shares were authorized for future issuance under the Company's stock option and restricted stock plans, of which 2.9 million shares of common stock were available for future grant under these plans. Awards other than stock options and stock appreciation rights reduce common stock available for grant by 1.36 shares for every share of common stock subject to such an award. Awards under the 2009 plan that expire or are cancelled without delivery of shares generally become available for issuance under the plan.

Stock option activity under the Company's option plans during 2012, 2011 and 2010 is disclosed in Note 12. Stock-Based Compensation.

The following table summarizes information regarding stock options outstanding at September 29, 2012:

Options Outstanding				Options Vested and Exercisable
Range of Weighted Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
	(In thousands)			(In thousands)
$1.50-$2.94	1,023	6.26	2.40	931	2.46
$2.95-$4.45	1,786	6.77	4.45	1,233	4.45
$4.46-$8.79	2,238	6.79	8.65	983	8.68
$8.80-$11.23	1,734	8.63	10.61	518	10.44
$11.24-$15.91	1,706	6.84	13.90	1,191	13.28
$15.92-$21.12	1,616	4.82	20.81	1,572	20.91
$21.13-$83.10	1,172	2.85	36.52	1,172	36.52
$1.50-$83.10	11,275	6.54	13.15	7,600	14.89

Accumulated Other Comprehensive Income. Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	September 29, 2012	October 1, 2011
	(In thousands)
Foreign currency translation adjustments	$107,720	$110,263
Unrealized holding losses on derivative financial instruments	(25,510)	(31,984)
Unrecognized net actuarial loss and unrecognized transition cost	(18,731)	(7,541)
Total	$63,479	$70,738

Note 14. Other Income (Expense), Net

The following table summarizes the major components of other income (expense), net (in thousands):

	Year ended
	September 29, 2012	October 1, 2011	October 2, 2010
Foreign exchange gains (losses)	$(4,144)	$435	$(2,490)
Gain from investments	—	—	3,680
Litigation settlement	—	—	35,556
Other, net	3,853	457	4,792
Total	$(291)	$892	$41,538

The Company reduces its exposure to currency fluctuations through the use of foreign currency hedging instruments, however, hedges are established based on forecasts of foreign currency transactions. To the extent actual amounts differ from forecasted amounts, the Company will have exposure to currency fluctuations, resulting in foreign exchange gains or losses.

Note 15. Employee Benefit Plans

The Company has various defined contribution retirement plans that cover the majority of its domestic employees. These retirement plans permit participants to elect to have contributions made to the retirement plans in the form of salary deferrals. The Company made no contributions to these plans in 2012, 2011 or 2010.

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its board of directors. These plans allow eligible participants to defer payment of all or part of their compensation. Deferrals under these plans were $1.2 million and $1.9 million for 2012 and 2011, respectively. As of September 29, 2012 and October 1, 2011, approximately $10.0 million of assets and liabilities associated with these plans were recorded in other non-current assets and other long-term liabilities in the consolidated balance sheets.

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

The Company also provides defined benefit pension plans in certain other countries. The assumptions used for calculating the obligation for non-U.S. plans depend on the local economic environment and regulations. The measurement date for the Company's pension plans is September 29, 2012.

Changes in benefit obligations for the plans described above were as follows (in thousands):

	As of September 29, 2012		As of October 1, 2011		As of October 2, 2010
Change in Benefit Obligations	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Beginning projected benefit obligation	$26,885	$25,396	$27,302	$29,346	$28,089	$26,110
Service cost	—	666	—	599	—	396
Interest cost	1,027	1,388	1,050	1,382	1,364	1,213
Actuarial (gain) loss	4,121	9,729	656	(5,891)	2,128	6,598
Benefits paid	(2,432)	(722)	(2,123)	(723)	(4,279)	(773)
Settlement / Curtailment	—	—	—	—	—	(1,252)
Other (1)	—	(1,286)	—	683	—	(2,946)
Ending projected benefit obligation	$29,601	$35,171	$26,885	$25,396	$27,302	$29,346

Ending accumulated benefit obligation	$29,601	$31,917	$26,885	$23,374	$27,302	$27,871

(1)    Related to fluctuations in exchange rates between foreign currencies and the U.S. dollar.

Weighted-average actuarial assumptions used to determine benefit obligations were as follows:

	U.S. Pensions		Non-U.S. Pensions
	As of		As of
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Discount rate	2.75%	4.00%	4.39%	5.80%
Rate of compensation increases	—%	—%	0.97%	0.82%

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

Changes in plan assets and funded status for the plans described above were as follows (in thousands):

	As of September 29, 2012		As of October 1, 2011		As of October 2, 2010
Change in Plan Assets	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Beginning fair value	$18,809	$26,087	$19,216	$26,771	$20,164	$17,315
Actual return	2,466	1,144	892	1,249	2,661	882
Employer contributions	1,600	295	824	294	670	11,327
Benefits paid	(2,432)	(722)	(2,123)	(723)	(4,279)	(773)
Actuarial loss	—	(463)	—	(1,533)	—	(871)
Other (1)	—	(1,488)	—	29	—	(1,109)
Ending fair value	$20,443	$24,853	$18,809	$26,087	$19,216	$26,771
Over (under) Funded Status	$(9,158)	$(10,318)	$(8,076)	$691	$(8,086)	$(2,575)
____________________
(1)    Related to fluctuations in exchange rates between foreign currencies and the US dollar.

Weighted-average asset allocations by asset category for the U.S. and non-U.S. plans were as follows:

	U.S.			Non-U.S.
	Level 1			Level 1
	As of			As of
	Target	September 29, 2012	October 1, 2011	Target	September 29, 2012	October 1, 2011
Equity securities	51%	52.6%	48.9%	20%	25.2%	19.0%
Debt securities	49%	47.4%	51.1%	80%	73.4%	80.7%
Cash	—%	—%	—%	—%	1.4%	0.3%
Total	100%	100%	100%	100%	100%	100%

In 2010, the Company adopted ASC Topic 715, Compensation- Retirement Benefits, and is required to disclose information about investment policies and strategies, categories of plan assets, fair value measurement of plan assets and significant concentrations of credit risk. The Company's investment strategy is designed to ensure that sufficient pension assets are available to pay benefits as they become due. In order to meet this objective, the Company has established targeted investment allocation percentages for equity and debt securities as noted in the preceding table. As of September 29, 2012, U.S plan assets are invested in the following SEC registered mutual funds: Core Fixed Income Fund, S&P 500 Index Fund, World Equity ex-US Fund, High Yield Bond Fund, and Emerging Market Debt Fund. These mutual funds are valued based on the net asset value (NAV) of the underlying securities in an active market, which is considered a Level 1 input under ASC Topic 820, Fair Value Measurements and Disclosures (refer to Note 5). The beneficial interest of each participant is represented in units which are issued and redeemed daily at the fund's closing NAV. Non-U.S plan assets are invested in publicly-traded mutual funds consisting of medium-term Euro bonds and stocks of companies in the European region. The mutual funds are valued using the NAV that is quoted in an active market and is considered a Level 1 input under ASC Topic 820. The plans are managed consistent with regulations or market practice of the country in which the assets are invested. As of September 29, 2012 there were no significant concentrations of credit risk related to pension plan assets.

The funded status of the plans, reconciled to the amount reported on the consolidated balance sheets, is as follows (in thousands):

	As of September 29, 2012		As of October 1, 2011		As of October 2, 2010
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Over (under) Funded Status at Year End	$(9,158)	$(10,318)	$(8,076)	$691	$(8,086)	$(2,575)
Unrecognized transition obligation	—	55	—	76	—	106
Unrecognized net actuarial (gain) loss	10,674	8,631	9,822	(1,706)	10,427	2,647
Net amount recognized in Consolidated
Balance Sheet	$1,516	$(1,632)	$1,746	$(939)	$2,341	$178
Components of Net Amount Recognized in Consolidated Balance Sheet:
Non-current assets	$—		$—	$4,412	$—	$—
Current liabilities	—	(395)	—	(286)	—	(263)
Non-current liabilities	(9,158)	(9,923)	(8,076)	(3,435)	(8,086)	(2,312)
Accumulated other comprehensive income	10,674	8,686	9,822	(1,630)	10,427	2,753
Net asset (liability) recognized in
Consolidated Balance Sheet	$1,516	$(1,632)	$1,746	$(939)	$2,341	$178

Estimated amortization from accumulated other comprehensive income into net periodic benefit cost in 2013 is as follows (in thousands):

	U.S.	Non-U.S.
Amortization of actuarial loss	$1,071	$328
Amortization of transition obligation	—	23
Total	$1,071	$351

Components of net periodic benefit costs were as follows (in thousands):

	As of September 29, 2012		As of October 1, 2011		As of October 2, 2010
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$666	$—	$599	$—	$396
Interest cost	1,027	1,388	1,050	1,382	1,364	1,213
Return on plan assets	(784)	(1,145)	(1,162)	(1,249)	(1,244)	(882)
Settlement charge	635	—	532	—	1,382	(1,041)
Amortization of:
Actuarial (gain) or loss	951	26	1,000	78	1,201	(190)
Transition obligation	—	23	—	23	—	24
Net periodic benefit cost	$1,829	$958	$1,420	$833	$2,703	$(480)

Weighted-average assumptions used to determine benefit costs were as follows:

	U.S. Pensions		Non-U.S. Pensions
	As of		As of
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Discount rate	4.00%	4.00%	5.80%	4.64%
Expected return on plan assets	4.25%	6.25%	4.80%	4.70%
Rate of compensation increases	—%	—%	0.82%	0.38%

The expected long-term rate of return on assets for the U.S. and non-U.S pension plans used in these calculations is assumed to be 4.25% and 4.80%, respectively. Several factors, including historical rates of returns, expectations of future returns for each major asset class in which the plan invests, the weight of each asset class in the target mix, the correlations between asset classes and their expected volatilities are considered in developing the asset return assumptions.

Estimated future benefit payments are as follows:

Pension Benefits
(In thousands)
2013	$6,950
2014	$4,010
2015	$3,897
2016	$3,762
2017	$3,646
Years 2018 through 2021	$18,975

Note 16. Business Segment, Geographic and Customer Information

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance.

Prior to the fourth quarter of 2012, the Company was managed as a single business - Electronic Manufacturing Services. Effective in the fourth quarter of 2012, the Company decided to change the way it managed the business in order to place more emphasis on components, products and services requiring advanced technologies and / or addressing mission-critical applications. As a result, the Company's operations are managed as two businesses:

1)
Integrated Manufacturing Solutions (IMS), which is a single operating segment consisting of printed circuit board assembly and test, optical and RF (Radio Frequency) modules, final system assembly and test, and direct order fulfillment.

2)
Components, Products and Services (CPS), consisting of Components, which includes interconnect systems (printed circuit board fabrication and backplane and cable assemblies) and mechanical systems (enclosures, precision machining and plastic injection molding); Products, which includes memory and SSD products from Viking Technology; products from SCI Technology for use in the defense and aerospace industry and storage products from Newisys; and Services, which includes design, engineering, logistics and repair services.

The Company evaluated its operating segments to determine whether they can be aggregated into reportable segments. Factors considered in this evaluation were similarity regarding economic characteristics, products, production processes, type or classes of customers, distribution methods and regulatory environments. Based on this evaluation, the Company determined that it has only one reportable segment - IMS, which generated 81% of the Company's net sales in 2012. The Company's CPS business consists of multiple operating segments which do not meet the quantitative threshold for being presented as reportable segments. Therefore, financial information for these operating segments will be presented in a single category entitled “Components, Products and Services (CPS)”.

The Company's chief operating decision maker is the Chief Executive Officer and Chief Financial Officer and they allocate resources and assess performance of operating segments based on a non-GAAP measure of revenue and gross profit that excludes items not directly related to the Company's ongoing business operations. These items are typically either non-recurring or non-cash in nature.

The accounting policies for each segment are the same as those disclosed by the Company for its consolidated financial statements. Intersegment sales consist primarily of sales of components to IMS.

The following table presents information for the following fiscal years:

	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010
	(In thousands)
Gross sales:
IMS	$4,975,156	$5,349,225	$5,021,818
CPS	1,259,052	1,405,833	1,431,533
Intersegment revenue	(140,874)	(152,647)	(134,660)
Net Sales	$6,093,334	$6,602,411	$6,318,691

Gross Profit:
IMS	$327,094	$374,763	$377,099
CPS	113,621	137,854	115,350
Total	440,715	512,617	492,449
Unallocated items (1)	(4,933)	(2,266)	(9,459)
Total	$435,782	$510,351	$482,990

Depreciation and amortization:
IMS	$54,815	$57,229	$48,309
CPS	35,537	34,220	31,684
Total	90,352	91,449	79,993
Unallocated corporate items (2)	9,125	13,122	9,580
Total	$99,477	$104,571	$89,573

Capital expenditures:
IMS	$39,962	$57,478	$68,449
CPS	40,150	36,844	29,578
Total	80,112	94,322	98,027
Unallocated corporate items (2)	1,787	3,751	6,214
Total	$81,899	$98,073	$104,241

(1) Represents amounts associated with items that management excludes from its measure of gross profit. These items include stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and similar items that either occur infrequently or are of a non-operational nature.

(2) Primarily related to selling, general and administration functions.

	As of
	September 29, 2012	October 1, 2011
	(In thousands)
Long-lived assets (including assets held for sale):
IMS	$330,585	$327,783
CPS	194,646	189,414
Total	525,231	517,197
Unallocated corporate items (1)	54,346	84,825
Total	$579,577	$602,022

(1) Primarily related to selling, general and administration functions.

Information by geographic segment, determined based on the country in which a product is manufactured or a service is provided, was as follows:

	Year Ended
	September 29, 2012	October 1, 2011	October 2, 2010
	(In thousands)
Net sales:
Domestic	$1,106,446	$1,199,077	$1,324,856
Mexico	1,296,690	1,273,583	1,259,230
China	1,667,095	1,792,933	1,805,395
Other international	2,023,103	2,336,818	1,929,210
Total	$6,093,334	$6,602,411	$6,318,691

Percentage of net sales represented by ten largest customers	49.7%	49.9%	49.9%
Number of customers representing 10 % or more of net sales	1	1	1

	As of
	September 29, 2012	October 1, 2011
	(In thousands)
Long-lived assets (including assets held for sale):
Domestic	$163,443	$170,264
Mexico	119,032	111,964
China	89,175	89,111
Other international	207,927	230,683
Total	$579,577	$602,022

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)    Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 29, 2012. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework, issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that, as of September 29, 2012, our internal control over financial reporting was effective based on the COSO criteria. The effectiveness of our internal control over financial reporting as of September 29, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(b)    Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 (c)    Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, within the Company have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 29, 2012, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

Item 9B.   Other Information

Effective November 15, 2012, Sanmina-SCI Corporation amended Article I of its Restated Certificate of Incorporation and its bylaws solely to change the corporate name from "Sanmina-SCI Corporation" to "Sanmina Corporation".

PART III

The information called for by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding our executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements. The following financial statements are filed under Item 8 hereof as part of this report:

(2)
Financial Statement Schedules.The following financial statement schedule of Sanmina Corporation is filed as part of this report on Form 10-K immediately after the signature pages hereto and should be read in conjunction with our Financial Statements included in this Item 15:

Schedule II-Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(3)	Exhibits.Refer to Item 15(b) immediately below.

(b)	Exhibits

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.4(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.5(5)	Amended and Restated Bylaws of the Registrant adopted by the Board of Directors on December 1, 2008.
3.6(6)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, as amended, dated July 27, 2009.
3.7	Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware and effective November 15, 2012 (filed herewith).
4.1	(removed and reserved)
4.2(7)	(removed and reserved)
4.3(8)	(removed and reserved)
4.4(9)	(removed and reserved)
4.5	(removed and reserved)
4.6(10)	(removed and reserved)
4.7(11)	(removed and reserved)
4.8(12)	Indenture, dated as of February 15, 2006, among the Registrant, certain subsidiaries of the Registrant as guarantors thereunder and U.S. Bank National Association, as trustee.
4.9(13)	First Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.
4.10(14)	Indenture, dated as of June 12, 2007, among Registrant, the guarantors party thereto, and Wells Fargo Bank, National Association as trustee, relating to the Senior Floating Rate Notes due 2014.
4.11(15)	Indenture, dated as of May 10, 2011, among Sanmina-SCI Corporation, certain subsidiaries of Sanmina-SCI Corporation, as guarantors, and U.S. Bank National Association, as trustee.
4.12(15)	Form of Note for Sanmina-SCI Corporation's 7% Senior Notes due 2019.
4.13(15)	Third Supplemental Indenture, dated as of May 10, 2011, by and between Sanmina- SCI Corporation and U.S. Bank National Association, as trustee.
10.1	(removed and reserved)
10.2(16)(17)	1999 Stock Plan.
10.3(18)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.4(19)	1995 Director Option Plan.
10.5	(removed and reserved)
10.6	(removed and reserved)
10.7	(removed and reserved)
10.8(20)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.9(21)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10.10(22)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.11(23)(17)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.12(24)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.13(25)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).

10.14(26)(17)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.

10.15(27)	2003 Employee Stock Purchase Plan.
10.16(28)	Randy Furr separation agreement.
10.17(29)(17)	Employment Agreement dated as of March 2, 2007 by and between the Registrant and Michael Tyler.
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

10.23(35)(17)	2009 Incentive Plan, as amended on March 12, 2012.
10.24(36)	Credit and Security Agreement dated as of November 24, 2008 by and among Sanmina SPV LLC, the lenders named therein and Deutsche Bank AG, New York Branch, as administrative agent and collateral agent.
10.25(37)(17)	Deferred Compensation Plan for Outside Directors amended and restated effective January 1, 2009.
10.27	(removed and reserved)
10.28(38)(17)	Form of Stock Option Agreement for use under the 2009 Incentive Plan.
10.29(39)(17)	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan.
10.30(40)(17)	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan.
10.31(41)(17)	Employment offer letter dated September 4, 2009 between the Registrant and Bob Eulau.
10.32(42)(17)	Amendment to Employment Agreement by and between the Registrant and Michael Tyler dated November 15, 2007.
10.33(43)(17)	Form of Change of Control Severance Benefit Agreement.
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

10.36(46)(17)	Amendment to Employment Agreement by and between the Registrant and Michael R. Tyler dated April 6, 2010.
10.37 (47)(17)	Description of Calendar 2012 Non-Employee Director Compensation Arrangements (filed herewith).
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

10.41	(removed and reserved)
10.42(50)
Amended and Restated Loan, Guaranty and Security Agreement dated as of March 16, 2012 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A., as agent for such lenders.

10.43
Amendment No. 1 dated as of July 12, 2012 to Amended and Restated Loan, Guaranty and Security Agreement dated as of March 16, 2012 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A., as agent for such lenders (filed herewith).

10.44	Loan Agreement between the Registrant and Union Bank N.A. dated July 19, 2012 (filed herewith).
14.1	Code of Business Conduct and Ethics of the Registrant (filed herewith).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of KPMG LLP, independent registered public accounting firm (filed herewith).
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

32.1(51)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2(51)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS (52)	XBRL Instance Document

101.SCH (52)	XBRL Taxonomy Extension Schema Document

101.CAL (52)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (52)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (52)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (52)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.
(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	(removed and reserved)
(8)	(removed and reserved)
(9)	(removed and reserved)
(10)	(removed and reserved)
(11)	(removed and reserved)
(12)	Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on February 17, 2006.
(13)	Incorporated by reference to Exhibit 4.14.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on January 3, 2007.
(14)	Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on June 13, 2007.
(15)	Incorporated by reference from exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on May 10, 2011.
(16)	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on May 25, 1999.
(17)	Compensatory plan in which an executive officer or director participates.
(18)	Incorporated by reference to Exhibit 10.29.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(19)	Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.
(20)	Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(21)	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(22)	Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.
(23)	Incorporated by reference to Exhibit 10.75 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(24)	Incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(25)	Incorporated by reference to Exhibit 10.50.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(26)	Incorporated by reference to Exhibit 10.74 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(27)	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on April 23, 2003.
(28)	Incorporated by reference to Exhibit 10.58 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(29)	Incorporated by reference to Exhibit 10.62 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed with the SEC on November 28, 2007.
(30)	Incorporated by reference to Exhibit 10.64 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008.

(31)	Incorporated by reference to Exhibit 10.71 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(32)	Incorporated by reference to Exhibit 10.67 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008
(33)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(34)	Incorporated by reference to Exhibit 10.23 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the SEC on May 1, 2012.
(35)	Incorporated by reference to Exhibit 10.37 of the Registrant's Registration Statement on Form S-8, filed with the SEC on February 9, 2011.
(36)	Incorporated by reference to Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, filed with the SEC on February 2, 2009.
(37)	Incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(38)	Incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(39)	Incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(40)	Incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(41)	Incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 2009, filed with the SEC on December 1, 2009.
(42)	Incorporated by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 2009, filed with the SEC on December 1, 2009.
(43)	Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed with the SEC on February 5, 2010.
(44)	Incorporated by reference to Exhibit 10.49 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010, filed with the SEC on April 30, 2010.
(45)	Incorporated by reference to Exhibit 10.50 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010, filed with the SEC on April 30, 2010.
(46)	Incorporated by reference to Exhibit 10.51 of Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2010, filed with the SEC on August 5, 2010.
(47)	Incorporated by reference to the same number exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2011, filed with the SEC on February 8, 2011.
(48)	Incorporated by reference to Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011, filed with the SEC on August 1, 2011.

(49)	Incorporated by reference to Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011, filed with the SEC on August 1, 2011.
(50)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the SEC on May 1, 2012.
(51)
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

(52)
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

Sanmina Corporation (Registrant)
By:	/s/ JURE SOLA
Jure Sola
Chairman and Chief Executive Officer
Date: November 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Jure Sola and Michael R .Tyler and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JURE SOLA	Chief Executive Officer and Director (Principal Executive Officer)	November 20, 2012
Jure Sola

/s/ ROBERT K. EULAU	Chief Financial Officer (Principal Financial Officer)	November 20, 2012
Robert K. Eulau

/s/ TODD SCHULL	Senior Vice President and Corporate Controller (Principal Accounting Officer)	November 20, 2012
Todd Schull

/s/ NEIL BONKE	Director	November 16, 2012
Neil Bonke

/s/ JOHN P. GOLDSBERRY	Director	November 16, 2012
John P. Goldsberry

/s/ JOSEPH LICATA	Director	November 16, 2012
Joseph Licata

/s/ JEAN MANAS	Director	November 16, 2012
Jean Manas

/s/ MARIO M. ROSATI	Director	November 20, 2012
Mario M. Rosati

/s/ A. EUGENE SAPP, JR.	Director	November 16, 2012
A. Eugene Sapp, Jr.

/s/ WAYNE SHORTRIDGE	Director	November 16, 2012
Wayne Shortridge

/s/ JACKIE M. WARD	Director	November 20, 2012
Jackie M. Ward

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II-VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SANMINA CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged (Credited) to Operations	Charges Utilized	Balance at End of Period
	(In thousands)
Allowances for Doubtful Accounts, Product Returns and Other Net Sales adjustments
Fiscal year ended October 2, 2010	$13,422	$3,571	$(241)	$16,752
Fiscal year ended October 1, 2011	$16,752	$(1,187)	$(1,028)	$14,537
Fiscal year ended September 29, 2012	$14,537	$(826)	$(1,679)	$12,032

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.4(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.5(5)	Amended and Restated Bylaws of the Registrant adopted by the Board of Directors on December 1, 2008.
3.6(6)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, as amended, dated July 27, 2009.
3.7	Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware and effective November 15, 2012 (filed herewith).
4.1	(removed and reserved)
4.2(7)	(removed and reserved)
4.3(8)	(removed and reserved)
4.4(9)	(removed and reserved)
4.5	(removed and reserved)
4.6(10)	(removed and reserved)
4.7(11)	(removed and reserved)
4.8(12)	Indenture, dated as of February 15, 2006, among the Registrant, certain subsidiaries of the Registrant as guarantors thereunder and U.S. Bank National Association, as trustee.
4.9(13)	First Supplemental Indenture, dated as of January 3, 2007, among the Registrant and U.S. Bank National Association, as trustee.
4.10(14)	Indenture, dated as of June 12, 2007, among Registrant, the guarantors party thereto, and Wells Fargo Bank, National Association as trustee, relating to the Senior Floating Rate Notes due 2014.
4.11(15)	Indenture, dated as of May 10, 2011, among Sanmina-SCI Corporation, certain subsidiaries of Sanmina-SCI Corporation, as guarantors, and U.S. Bank National Association, as trustee.
4.12(15)	Form of Note for Sanmina-SCI Corporation's 7% Senior Notes due 2019.
4.13(15)	Third Supplemental Indenture, dated as of May 10, 2011, by and between Sanmina-SCI Corporation and U.S. Bank National Association, as trustee.
10.1	(removed and reserved)
10.2(16)(17)	1999 Stock Plan.
10.3(18)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.4(19)	1995 Director Option Plan.
10.5	(removed and reserved)
10.6	(removed and reserved)
10.7	(removed and reserved)
10.8(20)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.9(21)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10.10(22)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.11(23)(17)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.12(24)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.13(25)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).

10.14(26)(17)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.15(27)	2003 Employee Stock Purchase Plan.
10.16(28)	Randy Furr separation agreement.
10.17(29)(17)	Employment Agreement dated as of March 2, 2007 by and between the Registrant and Michael Tyler.
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

10.23(35)(17)	2009 Incentive Plan, as amended on March 12, 2012.
10.24(36)	Credit and Security Agreement dated as of November 24, 2008 by and among Sanmina SPV LLC, the lenders named therein and Deutsche Bank AG, New York Branch, as administrative agent and collateral agent.
10.25(37)(17)	Deferred Compensation Plan for Outside Directors amended and restated effective January 1, 2009.
10.27	(removed and reserved)
10.28(38)(17)	Form of Stock Option Agreement for use under the 2009 Incentive Plan.
10.29(39)(17)	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan.
10.30(40)(17)	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan.
10.31(41)(17)	Employment offer letter dated September 4, 2009 between the Registrant and Bob Eulau.
10.32(42)(17)	Amendment to Employment Agreement by and between the Registrant and Michael Tyler dated November 15, 2007.
10.33(43)(17)	Form of Change of Control Severance Benefit Agreement.
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

10.36(46)(17)	Amendment to Employment Agreement by and between the Registrant and Michael R. Tyler dated April 6, 2010.
10.37 (47)(17)	Description of Calendar 2012 Non-Employee Director Compensation Arrangements (filed herewith).
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

10.41	(removed and reserved)
10.42(50)
Amended and Restated Loan, Guaranty and Security Agreement dated as of March 16, 2012 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A., as agent for such lenders.

10.43
Amendment No. 1 dated as of July 12, 2012 to Amended and Restated Loan, Guaranty and Security Agreement dated as of March 16, 2012 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A., as agent for such lenders (filed herewith).

10.44	Loan Agreement between the Registrant and Union Bank N.A. dated July 19, 2012 (filed herewith).
14.1	Code of Business Conduct and Ethics of the Registrant (filed herewith).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of KPMG LLP, independent registered public accounting firm (filed herewith).
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

32.1(51)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2(51)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS (52)	XBRL Instance Document

101.SCH (52)	XBRL Taxonomy Extension Schema Document

101.CAL (52)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (52)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (52)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (52)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.
(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	(removed and reserved)
(8)	(removed and reserved)
(9)	(removed and reserved)
(10)	(removed and reserved)
(11)	(removed and reserved)
(12)	Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on February 17, 2006.
(13)	Incorporated by reference to Exhibit 4.14.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on January 3, 2007.
(14)	Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on June 13, 2007.
(15)	Incorporated by reference from exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on May 10, 2011.
(16)	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on May 25, 1999.
(17)	Compensatory plan in which an executive officer or director participates.
(18)	Incorporated by reference to Exhibit 10.29.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(19)	Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.
(20)	Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(21)	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(22)	Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.
(23)	Incorporated by reference to Exhibit 10.75 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(24)	Incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(25)	Incorporated by reference to Exhibit 10.50.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(26)	Incorporated by reference to Exhibit 10.74 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(27)	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on April 23, 2003.
(28)	Incorporated by reference to Exhibit 10.58 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 29, 2005.
(29)	Incorporated by reference to Exhibit 10.62 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed with the SEC on November 28, 2007.
(30)	Incorporated by reference to Exhibit 10.64 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008.
(31)	Incorporated by reference to Exhibit 10.71 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(32)	Incorporated by reference to Exhibit 10.67 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008
(33)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(34)	Incorporated by reference to Exhibit 10.23 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the SEC on May 1, 2012.
(35)	Incorporated by reference to Exhibit 10.37 of the Registrant's Registration Statement on Form S-8, filed with the SEC on February 9, 2011.
(36)	Incorporated by reference to Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, filed with the SEC on February 2, 2009.
(37)	Incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(38)	Incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(39)	Incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(40)	Incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(41)	Incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 2009, filed with the SEC on December 1, 2009.
(42)	Incorporated by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 2009, filed with the SEC on December 1, 2009.
(43)	Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed with the SEC on February 5, 2010.
(44)	Incorporated by reference to Exhibit 10.49 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010, filed with the SEC on April 30, 2010.
(45)	Incorporated by reference to Exhibit 10.50 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010, filed with the SEC on April 30, 2010.
(46)	Incorporated by reference to Exhibit 10.51 of Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2010, filed with the SEC on August 5, 2010.
(47)	Incorporated by reference to the same number exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2011, filed with the SEC on February 8, 2011.

(48)	Incorporated by reference to Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011, filed with the SEC on August 1, 2011.
(49)	Incorporated by reference to Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011, filed with the SEC on August 1, 2011.
(50)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the SEC on May 1, 2012.
(51)
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

(52)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.