Form 10-Q
period 2012-12-29
SANMINA CORP
filed 2013-02-04
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012
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
Yes [ ]    No [x]

As of January 25, 2013, there were 82,516,454 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 29, 2012	September 29, 2012
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$490,693	$409,618
Accounts receivable, net of allowances of $12,340 and $12,032, respectively	897,069	1,001,543
Inventories	779,859	826,539
Prepaid expenses and other current assets	81,140	88,599
Total current assets	2,248,761	2,326,299
Property, plant and equipment, net	563,065	569,365
Other	267,526	272,122
Total assets	$3,079,352	$3,167,786
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$834,307	$937,737
Accrued liabilities	100,386	104,741
Accrued payroll and related benefits	113,949	117,074
Short-term debt	162,641	59,995
Total current liabilities	1,211,283	1,219,547
Long-term liabilities:
Long-term debt	734,929	837,364
Other	146,794	147,094
Total long-term liabilities	881,723	984,458
Commitments and contingencies (Note 6)
Stockholders' equity	986,346	963,781
Total liabilities and stockholders' equity	$3,079,352	$3,167,786

See accompanying notes.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 29, 2012	December 31, 2011
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,494,945	$1,502,366
Cost of sales	1,398,017	1,393,341
Gross profit	96,928	109,025

Operating expenses:
Selling, general and administrative	59,868	59,141
Research and development	5,395	4,133
Amortization of intangible assets	474	956
Restructuring and integration costs	3,947	4,054
Asset impairments	—	1,053
Gain on sale of long-lived asset	(4,218)	—
Total operating expenses	65,466	69,337

Operating income	31,462	39,688

Interest income	198	284
Interest expense	(13,084)	(21,863)
Other expense, net	(14,922)	(1,518)
Interest and other, net	(27,808)	(23,097)

Income before income taxes	3,654	16,591
Provision for income taxes	3,033	8,016
Net income	$621	$8,575

Net income per share:
Basic	$0.01	$0.11
Diluted	$0.01	$0.10

Weighted average shares used in computing per share amounts:
Basic	81,920	80,833
Diluted	84,011	82,668

See accompanying notes.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	December 29, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Net income	$621	$8,575
Other comprehensive income:
Foreign currency translation adjustments	(137)	(1,656)
Net unrealized gain on derivative financial instruments	18,180	3,136
Changes in unrecognized actuarial loss and unrecognized transition cost	(187)	(133)
Comprehensive income	$18,477	$9,922

See accompanying notes.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 29, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$621	$8,575
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	24,830	25,494
Stock-based compensation expense	4,666	4,064
Provision for (benefit from) doubtful accounts, product returns and other sales adjustments	286	(622)
Deferred income taxes	(360)	1,965
Gain on sales of assets, net	(4,107)	—
Asset impairments	—	1,053
Loss from dedesignation of interest rate swap	14,903	—
Other, net	29	(669)
Changes in operating assets and liabilities:
Accounts receivable	104,025	82,766
Inventories	46,738	(13,208)
Prepaid expenses and other assets	11,019	1,242
Accounts payable	(98,749)	(124,429)
Accrued liabilities and other long-term liabilities	(6,817)	518
Cash provided by (used in) operating activities	97,084	(13,251)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(27,391)	(24,259)
Proceeds from sales of property, plant and equipment	8,549	—
Cash used in investing activities	(18,842)	(24,259)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	1,300	2,030
Proceeds from short-term borrowings	62,640	12,000
Repayments of short-term borrowings	(59,995)	(13,100)
Net proceeds from stock issuances	833	94
Payments to acquire treasury stock	(1,410)	—
Cash provided by financing activities	3,368	1,024

Effect of exchange rate changes	(535)	667
Increase (decrease) in cash and cash equivalents	81,075	(35,819)
Cash and cash equivalents at beginning of period	409,618	640,288
Cash and cash equivalents at end of period	$490,693	$604,469

Cash paid during the period for:
Interest, net of capitalized interest	$11,402	$11,534
Income taxes, net of refunds	$4,935	$4,100

See accompanying notes.

SANMINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Sanmina Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all normal recurring and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 29, 2012, included in the Company's 2012 Annual Report on Form 10-K.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Results of operations for the first quarter of 2013 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2013 and 2012 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

Note 2. Inventories

Components of inventories were as follows:

	As of
	December 29, 2012	September 29, 2012
	(In thousands)
Raw materials	$553,280	$584,821
Work-in-process	76,324	96,757
Finished goods	150,255	144,961
Total	$779,859	$826,539

Note 3. Fair Value

Fair Value Option for Long-term Debt

The Company has elected not to record its long-term debt instruments at fair value, but has measured them at fair value for disclosure purposes. As of December 29, 2012, the carrying amount and estimated fair value of the Company's long-term debt instruments were $797.4 million and $806.8 million, respectively. Fair value was estimated based on quoted prices (Level 2 inputs).

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

There were no transfers between levels in the fair value hierarchy during any period presented herein. The following table presents information as of December 29, 2012 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$435	$1,458	$—	$—	$1,893
Prepaid expenses and other current assets	$—	$—	$42	$2,436	$2,478
Other assets	$—	$—	$37,519	$—	$37,519
Accrued liabilities (1)	$—	$—	$(27)	$(5,224)	$(5,251)
Other long-term liabilities (1)	$—	$—	$—	$(19,800)	$(19,800)

(1) Liabilities, or credit balances, are presented as negative amounts.

The following table presents information as of September 29, 2012 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$435	$3,384	$—	$—	$3,819
Prepaid expenses and other current assets	$—	$—	$77	$1,770	$1,847
Other assets	$—	$—	$39,954	$—	$39,954
Accrued liabilities (1)	$—	$—	$(175)	$(2,913)	$(3,088)
Other long-term liabilities (1)	$—	$—	$(23,126)	$—	$(23,126)

(1) Liabilities, or credit balances, are presented as negative amounts.

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its Board of Directors that allow participants to defer payment of part or all of their compensation. The Company's results of operations are not significantly affected by these plans since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the above tables. As of December 29, 2012 and September 29, 2012, assets and liabilities associated with these plans of approximately $10.0 million were recorded as other non-current assets and other long-term liabilities on the condensed consolidated balance sheets.

The Company values derivatives using observable Level 2 market inputs at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled, to transact. The Company seeks high quality counterparties for all financing arrangements. For interest rate swaps, Level 2 inputs include short-term LIBOR rates, futures contracts on LIBOR between two and four years, longer term swap rates at commonly quoted intervals, and credit default swap rates for the Company and relevant counterparties. For currency contracts, Level 2 inputs include foreign currency spot and forward rates and interest rates at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements. ASC Topic 820 requires the fair value measurement of an asset or liability to reflect the nonperformance risk of the entity and the counterparty. Therefore, the counterparty's creditworthiness when in an asset position and the Company's creditworthiness when in a liability position have been considered in the fair value measurement of derivative instruments. The effect of nonperformance risk on the fair value of derivative instruments was not material as of December 29, 2012 or September 29, 2012.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

Assets held-for-sale, consisting of land and buildings, are measured at fair value on a nonrecurring basis since these assets are subject to fair value adjustments only when the carrying amount of such assets exceeds the fair value of such assets or such assets have been previously impaired and the fair value exceeds the carrying amount by less than the amount of the impairment that has been previously recognized. Level 2 inputs consist of independent third party valuations based on market comparables. The carrying value of the Company's assets held-for-sale was $10.2 million as of December 29, 2012 and September 29, 2012, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheets. No impairment charges were recorded during the first quarter of 2013 related to assets held-for-sale.

Note 4. Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign exchange rate risk.

Interest Rate Risk

Interest rate swaps are used to manage interest rate risk associated with borrowings under the Company's long-term debt arrangements.

Interest Rate Swaps Not Designated As Hedging Instruments

The Company has interest rate swaps with an aggregate notional amount of $257 million that were entered into in 2007 to hedge LIBOR-based variable rate interest payments expected to occur through June 15, 2014. As of December 29, 2012, the Company had $257.4 million of 2014 Notes (LIBOR-based, floating rate debt) outstanding. However, in the first quarter of 2013, the Company called $100.0 million of these notes for redemption (redeemed on January 9, 2013) and, on January 28, 2013, called the remaining $157.4 million for redemption. These redemptions are expected to be funded with a combination of cash on hand and borrowings under the Company's revolving credit facility (LIBOR-based, variable rate facility). Therefore, in the first quarter of 2013, the Company determined it was no longer probable that LIBOR-based, variable rate interest payments would occur on the portion of 2014 Notes expected to be redeemed with cash on hand. Instead, LIBOR-based variable rate payments are only expected to occur on forecasted borrowings under the Company's revolving credit facility and only during the period of time these borrowings are outstanding. Accordingly, the Company dedesignated its interest rate swaps in their entirety in the first quarter of 2013 and recorded a charge of $14.9 million to other expense, net, representing the portion of the value of the interest rate swaps previously recorded in accumulated other comprehensive income for which it is no longer probable that LIBOR-based variable rate interest payments will occur. The remaining AOCI balance as of December 29, 2012 was $3.9 million and is expected to be amortized to interest expense over the next 9 months, representing the period during which borrowings under the revolving credit facility that were used to repay a portion of the 2014 Notes are expected to remain outstanding.
Under the terms of the swap agreements, the Company pays the independent swap counterparties a fixed rate of approximately 5.6% and the swap counterparties pay the Company an interest rate equal to three-month LIBOR. As of December 29, 2012, the fair value of the interest rate swaps was $19.8 million and is included in other long-term liabilities on the condensed consolidated balance sheet. The Company does not intend to liquidate the swap agreements and will therefore continue to make and receive payments under the swaps through June 15, 2014. Beginning on the date the interest rate swaps were dedesignated, changes in the fair value of the interest rate swaps will be recorded to other expense, net, in the condensed consolidated statement of income. Such amount was not material for the first quarter of 2013.
Fair Value Hedge

The Company has $500 million of fixed-rate senior notes (the "2019 Notes") outstanding as of December 29, 2012 and has an interest rate swap with a single counterparty to hedge its exposure to changes in the fair value of the notes resulting from fluctuations in interest rates. The swap agreement, with a notional amount of $500 million and an expiration date of May 15, 2019, effectively converts these notes from fixed-rate debt to variable-rate debt. Pursuant to the interest rate swap, the Company pays the swap counterparty a variable rate equal to the three-month LIBOR plus a spread and receives a fixed rate of 7.0% from the swap counterparty. The swap counterparty has the unilateral right to terminate the swap beginning in 2014, consistent with the Company's ability to call the 2019 Notes beginning in 2014. In accordance with ASC Topic 815, the interest rate swap is accounted for as a fair value hedge and is exempt from periodic assessment of hedge effectiveness. Therefore, the change in the fair value of the 2019 Notes resulting from changes in interest rates is assumed to be equal and opposite to the change in the fair value of the interest rate swap. As of December 29, 2012, the fair value of the interest rate swap was $37.5 million and is included in other non-current assets on the condensed consolidated balance sheet.

Foreign Exchange Rate Risk

Forward contracts on various foreign currencies are used to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in foreign currencies. The Company's primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	December 29, 2012	September 29, 2012
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$102,950	$123,050
Number of contracts	47	49
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$316,588	$292,469
Number of contracts	43	33

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts have maturities of up to two months and are not designated as accounting hedges under ASC Topic 815. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other expense, net, in the condensed consolidated statements of income. For the first quarter of 2013 and 2012, the Company recorded a loss of $2.7 million and a gain of $5.3 million, respectively, associated with these forward contracts. From an economic perspective, gains and losses on forward contracts substantially offset gains and losses on the underlying hedged items for both periods presented herein.

The Company also utilizes foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures generally result from forecasted sales denominated in currencies other than those used to pay for materials and labor. These contracts are up to twelve months in duration and are accounted for as cash flow hedges under ASC Topic 815.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivative instruments representing hedge ineffectiveness are recognized in current earnings and were not material in the first quarter of 2012. As of December 29, 2012, AOCI related to foreign currency forward contracts was not material.

The following table presents the effect of cash flow hedging relationships on the Company's condensed consolidated statements of operations:

Derivative Type and Income Statement Location	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)
	Three Months Ended		Three Months Ended		Three Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(In thousands)
Interest rate swaps - Other expense, net	$—	$—	$—	$—	$(14,903)	$—
Interest rate swaps - Interest expense	96	73	(3,026)	(3,313)	—	—
Foreign currency forward contracts - Cost of sales	159	(1,201)	4	(951)	—	—
Total	$255	$(1,128)	$(3,022)	$(4,264)	$(14,903)	$—

Note 5. Debt

Long-term debt consisted of the following:

	As of
	December 29, 2012	September 29, 2012
	(In thousands)
Senior Floating Rate Notes due 2014 ("2014 Notes")	$257,410	$257,410
Secured Debt due 2015	40,000	40,000
Senior Notes due 2019	500,000	500,000
Fair value adjustment (1)	37,519	39,954
Total	$834,929	$837,364
Less: current portion ("2014 Notes")	100,000	—
Total long-term debt	$734,929	$837,364

(1) Represents fair value hedge accounting balance related to interest rate swaps. See Note 4 for discussion.

Other than the Company's secured debt due in 2015, the Company's debt agreements do not contain financial covenants currently applicable to the Company, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. The Company's secured debt due in 2015 requires the Company to maintain a minimum fixed charge coverage ratio during its term. The Company was in compliance with these covenants as of December 29, 2012. Additionally, as of December 29, 2012, there were no loans and $23.3 million of letters of credit outstanding under the Company's revolving credit agreement.

During the second quarter of 2013, the Company redeemed $100 million of its 2014 Notes (January 9, 2013) at par plus accrued interest and called for redemption (January 28, 2013) the remaining $157.4 million of 2014 Notes outstanding at par plus accrued interest. In connection with these redemptions, the Company expects to incur a loss of $1.5 million, consisting of the write-off of all remaining unamortized debt issuance costs.

Short-term debt

As of December 29, 2012, certain foreign subsidiaries of the Company had a total of $134 million of short-term borrowing facilities, under which $59.9 million was outstanding. Borrowings under these facilities bear interest at a rate equal to LIBOR plus a spread. These facilities expire at various dates through first quarter of 2014.

Note 6. Commitments and Contingencies

Litigation and other contingencies. From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of December 29, 2012 and September 29, 2012, the Company had reserves of $18.4 million and $18.5 million, respectively, for environmental matters, litigation and other contingencies, excluding reserves for uncertain tax positions, which the Company believes is adequate. Such reserves are included in accrued liabilities and other long-term liabilities on the consolidated balance sheet.

As of December 29, 2012, the Company had approximately $8.0 million of exposure, consisting of accounts receivable and inventory, with a certain customer that is experiencing financial difficulties. The customer recently filed for bankruptcy in the U.S. The Company's exposure is with certain of the customer's foreign subsidiaries which are not part of the bankruptcy filing and which are currently expected to continue to operate in the ordinary course of business. The Company has reserved $6.0 million of this exposure, $5.1 million of which was provided in the first quarter of 2013, and continues to monitor this situation closely.

The Company is subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including those addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of materials. As of December 29, 2012, the Company is a party to a regulatory agency order with respect to a former site and has recorded a liability for this matter, representing the Company's current estimate of the costs required to assess and remediate the site. The Company believes it is reasonably possible that it will incur additional costs related to this matter, but cannot reasonably estimate such amount at this time.

Warranty Reserve.  The following table presents information with respect to warranty reserves, which are included in accrued liabilities on the condensed consolidated balance sheets:

	As of
	December 29, 2012	December 31, 2011
	(In thousands)
Beginning balance — end of prior year	$14,649	$15,672
Additions to accrual	1,733	1,422
Utilization of accrual	(2,316)	(1,902)
Ending balance — current quarter	$14,066	$15,192

Note 7. Restructuring

Restructuring Plans — 2012

In 2012, the Company initiated restructuring plans related to plant closures and business reorganizations. Costs associated with these plans are expected to be $24.0 million and to include employee severance, costs related to facilities, asset impairment charges and other exit costs. In connection with actions taken to date under these plans, the Company recorded employee termination benefits of $12.4 million for 2,150 employees, of which $0.8 million was recorded during the first quarter of 2013, $1.7 million of costs related to facilities, of which $1.1 million was recorded during the first quarter of 2013, and $3.5 million of asset impairment charges, of which none was recorded during the first quarter of 2013. These plans are expected to be completed in 2013. As of December 29, 2012, $6.1 million of severance remains payable and is expected to be paid in 2013.

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

Costs incurred with respect to facilities consist primarily of (1) costs to maintain vacant facilities that are owned until such facilities can be sold and (2) the portion of the Company's lease payments that have not been recovered due to the absence of sublease income for vacant leased properties. The Company expects to pay the majority of accrued restructuring costs by the end of 2014.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts for the above plans:

	2012 Restructuring Plan	Prior to 2012 Restructuring Plan	Total
	(In thousands)
Accrual balance at September 29, 2012	$10,301	$4,691	$14,992
Employee severance and benefits	830	180	1,010
Leases and facilities shutdown costs	1,123	1,419	2,542
Non-cash charges	—	395	395
Total restructuring charges	1,953	1,994	3,947
Cash paid for employee terminations	(5,013)	(235)	(5,248)
Cash paid for leases and facilities shutdown costs	(1,125)	(1,835)	(2,960)
Non-cash charges	—	(395)	(395)
Total charges utilized / payments	(6,138)	(2,465)	(8,603)
Accrual balance at December 29, 2012	$6,116	$4,220	$10,336

The Company's IMS segment incurred restructuring costs under all restructuring plans of $1.6 million and $2.9 million for the first quarter of 2013 and 2012, respectively.

Note 8. Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	December 29, 2012	September 29, 2012
	(In thousands)
Foreign currency translation adjustments	$107,583	$107,720
Unrealized holding losses on derivative financial instruments (1)	(7,330)	(25,510)
Unrecognized net actuarial loss and transition cost	(18,918)	(18,731)
Total	$81,335	$63,479

(1) See Note 4 for discussion of change in balance from September 29, 2012. Additionally, amount includes a residual tax effect of $3.3 million in both periods.

The net unrealized loss on derivative financial instruments is related to interest rate swap agreements associated with certain long-term debt. These swap agreements are being accounted for as cash flow hedges and changes in the fair value of the swap agreements are recorded in other comprehensive income and recognized in earnings when the hedged interest expense is recognized.

Note 9. Business Segment, Geographic and Customer Information

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

The Company's operations are managed as two businesses: Integrated Manufacturing Solutions (IMS) and Components, Products and Services (CPS). The Company's CPS business consists of multiple operating segments which do not meet the quantitative threshold for being presented as reportable segments. Therefore, financial information for these operating segments will be presented in a single category entitled "CPS" and the Company has only one reportable segment - IMS.

The following table presents information for the following periods:

	Three Months Ended
	December 29, 2012	December 31, 2011
	(In thousands)
Gross sales:
IMS	$1,203,635	$1,234,686
CPS	327,617	303,969
Intersegment revenue	(36,307)	(36,289)
Net sales	$1,494,945	$1,502,366

Gross profit:
IMS	$69,919	$84,539
CPS	31,369	25,497
Total	101,288	110,036
Unallocated items (1)	(4,360)	(1,011)
Total	$96,928	$109,025

(1) Represents amounts associated with items that management excludes from its measure of gross profit. These items include stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and similar items that either occur infrequently or are of a non-operational nature.

Net sales by geographic segment, determined based on the country in which a product is manufactured, was as follows:

	Three Months Ended
	December 29, 2012	December 31, 2011
	(In thousands)
Net sales
Domestic	$259,654	$277,874
Mexico	343,022	289,637
China	414,977	451,237
Other international	477,292	483,618
Total	$1,494,945	$1,502,366

Percentage of net sales represented by ten largest customers	49%	49%
Number of customers representing 10% or more of net sales	—	1

Note 10. Earnings Per Share

Basic and diluted amounts per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended
	December 29, 2012	December 31, 2011
	(In thousands, except per share data)
Numerator:
Net income	$621	$8,575

Denominator:
Weighted average shares used in computing per share amount:
—Basic	81,920	80,833
—Diluted	84,011	82,668

Net income per share:
—Basic	$0.01	$0.11
—Diluted	$0.01	$0.10

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method:

	Three Months Ended
	December 29, 2012	December 31, 2011
	(In thousands)
Potentially Dilutive Securities:
Employee stock options	7,454	7,643
Restricted stock units	112	1,188
Total	7,566	8,831

Note 11. Stock-Based Compensation

Stock compensation expense was attributable to:

	Three Months Ended
	December 29, 2012	December 31, 2011
	(In thousands)
Stock options	$2,617	$2,455
Restricted stock units	2,049	1,609
Total	$4,666	$4,064

Stock compensation expense was recognized as follows:

	Three Months Ended
	December 29, 2012	December 31, 2011
	(In thousands)
Cost of sales	$1,340	$907
Selling, general and administrative	3,295	3,130
Research and development	31	27
Total	$4,666	$4,064

As of December 29, 2012, an aggregate of 15.4 million shares were authorized for future issuance, of which 13.4 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 2.0 million shares of common stock were available for future grant under the Company's stock plans.

Stock Options

Assumptions used to estimate the fair value of stock options granted were as follows:

	Three Months Ended
	December 29, 2012	December 31, 2011
Volatility	86.2%	85.4%
Risk-free interest rate	0.7%	1.0%
Dividend yield	—%	—%
Expected life of options (years)	5.0	5.0

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding, September 29, 2012	11,275	13.15	6.54	18,548
Granted	900	8.54
Exercised/Cancelled/Forfeited/Expired	(366)	8.97
Outstanding, December 29, 2012	11,809	12.93	6.57	23,083
Vested and expected to vest, December 29, 2012	11,286	13.07	6.46	22,477
Exercisable, December 29, 2012	7,958	14.56	5.57	17,045

The weighted-average grant date fair value of stock options granted during the first quarter of 2013 and 2012 was $5.72 per share and $5.78 per share, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company's closing stock price on the date indicated.

As of December 29, 2012, unrecognized compensation expense related to stock options was $23.2 million, and is expected to be recognized over a weighted average period of 2.6 years.

Restricted Stock Units

The Company grants restricted stock units to executive officers, directors and certain management employees. These units vest over periods ranging from one to four years and are exchanged for shares of common stock at the vesting date. Compensation expense associated with these units is recognized ratably over the vesting period.

As of December 29, 2012, unrecognized compensation expense related to restricted stock units was $11.1 million, and is expected to be recognized over a weighted average period of 2.1 years. Additionally, as of December 29, 2012, unrecognized compensation expense related to performance based restricted stock units was $2.7 million. No expense has been recorded for these performance based restricted stock units to date as achievement of performance criteria is not considered probable.

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding, September 29, 2012	2,230	9.51	1.08	21,272
Granted	760	8.53
Vested/Cancelled	(1,384)	7.30
Outstanding, December 29, 2012	1,606	10.94	2.56	16,561
Expected to vest, December 29, 2012	963	11.85	1.84	9,931

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenues or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the financial impact of customer bankruptcies; any statements regarding timing of closing of future cash outlays for and benefits of acquisitions; any statements about future repurchases or redemptions of debt; any statements concerning the adequacy of our liquidity; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties contained in or incorporated from Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

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

All references to years, in this section, refer to our fiscal years ending on the last Saturday of each year closest to September 30th. Fiscal 2013 and 2012 are each 52 weeks.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. These include companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and are continuing to differentiate ourselves from our competitors, competition remains intense and growing our revenues has been challenging. For example, our revenues have been in the range of $6.1 billion to $6.6 billion for the last three years. Additionally, growing and leveraging our components businesses to improve our operating margins continues to be challenging. We continue to address these challenges, on both a short-term and long-term basis. We have experienced fluctuations in our results of operations in the past and may continue to experience such fluctuations in the future.

During 2012, we reduced our net long-term debt obligations by $360.0 million, which is expected to result in significant interest expense savings in future periods primarily due to our redemption of $400.0 million of notes due in 2016 which carried a fixed interest rate of 8.125%. In addition, on January 9, 2013, we redeemed $100 million of our long-term debt and, on January 28, 2013, we announced that we would redeem an additional $157.4 million of our long term debt using existing cash and borrowings under our credit facility. Although these redemptions have reduced, and are expected to continue to reduce, our interest expense, and to improve our operating results, these actions have also reduced our liquidity.

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented 49% of our net sales for both the first quarter of 2013 and 2012. No customer represented 10% or more of our net sales during the first quarter of 2013 and one customer represented 10% or more of our net sales during the first quarter of 2012.

We typically generate approximately 80% of our net sales from products manufactured in international locations. The concentration of international operations has resulted primarily from a desire on the part of many of our customers to move production to lower cost locations such as Asia, Latin America and Eastern Europe.

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

For a complete description of our critical accounting policies and estimates, refer to our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 21, 2012.

Results of Operations

Key operating results

	Three Months Ended
	December 29, 2012	December 31, 2011
	(In thousands)
Net sales	$1,494,945	$1,502,366
Gross profit	$96,928	$109,025
Operating income	$31,462	$39,688
Net income	$621	$8,575

Net Sales

Net sales were essentially unchanged at $1.5 billion in the first quarter of 2013, when compared to the first quarter of 2012. Sales by end market were as follows (dollars in thousands):

	Three Months Ended
	December 29, 2012	December 31, 2011	Increase/(Decrease)
Communications	$688,215	$668,623	$19,592	2.9%
Industrial, defense and medical	370,066	376,415	(6,349)	(1.7)%
Enterprise computing and storage	230,744	233,293	(2,549)	(1.1)%
Multimedia	205,920	224,035	(18,115)	(8.1)%
Total	$1,494,945	$1,502,366	$(7,421)	(0.5)%

Sales to customers in our communications end market increased primarily as a result of increased demand, particularly for optical and wireless communications products, from existing customers, both for established programs and new program wins. Sales in the multimedia market decreased primarily as a result of reduced demand for set-top boxes, due in part to the wind down of certain customer programs.

Gross Margin

Gross margin decreased to 6.5% for the first quarter of 2013, from 7.3% for the first quarter of 2012. The decrease was primarily attributable to deterioration in our IMS segment's gross margin as a result of operational inefficiencies largely driven by revenue pushouts late in the quarter, charges associated with a distressed customer, costs associated with new program ramp-ups, and lower volume, partially offset by margin improvement in CPS, particularly in our mechanical systems business.

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

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses increased $0.8 million from $59.1 million, or 3.9% of net sales, in the first quarter of 2012 to $59.9 million, or 4.0% of net sales, in the first quarter of 2013. The increase was primarily due to increased bad debt expense, partially offset by reduced incentive compensation expense.

Research and Development

Research and development expenses increased from $4.1 million, or 0.3% of net sales, in the first quarter of 2012 to $5.4 million, or 0.4% of net sales, in the first quarter of 2013. The increase was primarily attributable to expenditures on new projects for our enterprise computing and storage end market.

Restructuring

Restructuring Plans — 2012

In 2012, we initiated restructuring plans related to plant closures and business reorganizations. Costs associated with these plans are expected to be $24.0 million and to include employee severance, costs related to facilities, asset impairment charges and other exit costs. In connection with actions taken to date under these plans, we recorded employee termination benefits of $12.4 million for 2,150 employees, of which $0.8 million was recorded during the first quarter of 2013, $1.7 million of costs related to facilities, of which $1.1 million was recorded during the first quarter of 2013, and $3.5 million of asset impairment charges, of which none was recorded during the first quarter of 2013. These plans are expected to be completed in 2013. As of December 29, 2012, $6.1 million of severance remains payable and is expected to be paid in 2013.

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

Costs incurred with respect to facilities consist primarily of (1) costs to maintain vacant facilities that are owned until such facilities can be sold and (2) the portion of our lease payments that have not been recovered due to the absence of sublease income for vacant leased properties. We expect to pay the majority of accrued restructuring costs by the end of 2014.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts for the above plans:

	2012 Restructuring Plan	Prior to 2012 Restructuring Plan	Total
	(In thousands)
Accrual balance at September 29, 2012	$10,301	$4,691	$14,992
Employee severance and benefits	830	180	1,010
Leases and facilities shutdown costs	1,123	1,419	2,542
Non-cash charges	—	395	395
Total restructuring charges	1,953	1,994	3,947
Cash paid for employee terminations	(5,013)	(235)	(5,248)
Cash paid for leases and facilities shutdown costs	(1,125)	(1,835)	(2,960)
Non-cash charges	—	(395)	(395)
Total charges utilized / payments	(6,138)	(2,465)	(8,603)
Accrual balance at December 29, 2012	$6,116	$4,220	$10,336

Our IMS segment incurred restructuring costs under all restructuring plans of $1.6 million and $2.9 million for the first quarter of 2013 and 2012, respectively.

Asset Impairments

We did not record any asset impairment charges for the first quarter of 2013 but recorded $1.1 million for the first quarter of 2012. The asset impairment charges were related to a decline in the fair value of certain properties being marketed for sale below the carrying amount of such properties.

Gain on Sale of Long-lived Asset

We recognized a gain of $4.2 million from the sale of a building during the first quarter of 2013. We recognized no such gain during the first quarter of 2012.

Interest Expense

Interest expense decreased $8.8 million from $21.9 million in the first quarter of 2012 to $13.1 million in the first quarter of 2013. The decrease was primarily due to interest savings from the redemption of $400 million of long-term debt in 2012.

Other Expense, net

The following table presents the major components of other income (expense), net:

	Three Months Ended
	December 29, 2012	December 31, 2011
	(In thousands)
Foreign exchange losses	$(574)	$(1,839)
Loss on interest rate swap dedesignation	(14,903)	—
Other, net	555	321
Total	$(14,922)	$(1,518)

We have interest rate swaps with an aggregate notional amount of $257 million that were entered into in 2007 to hedge LIBOR-based variable rate interest payments expected to occur through June 15, 2014. As of December 29, 2012, we had $257.4 million of 2014 Notes (LIBOR-based, floating rate debt) outstanding. However, in the second quarter of 2013, we redeemed $100.0 million of our 2014 Notes (redeemed on January 9, 2013) and, on January 28, 2013, we called the remaining $157.4 million for redemption. These redemptions are expected to be funded with a combination of cash on hand and borrowings under our revolving credit facility (LIBOR-based, variable rate facility). Therefore, we determined it was no longer probable that LIBOR-based, variable rate interest payments would occur on the portion of 2014 Notes expected to be redeemed with cash on hand. Instead, LIBOR-based variable rate payments are only expected to occur on forecasted borrowings under our revolving credit facility and only during the period of time these borrowings are outstanding. Accordingly, we dedesignated our interest rate swaps in their entirety in the first quarter of 2013 and recorded a charge of $14.9 million, representing the portion of the value of the interest rate swaps previously recorded in accumulated other comprehensive income for which it is no longer probable that LIBOR-based variable rate interest payments will occur.
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

Our provision for income taxes was $3.0 million for the first quarter of 2013 compared to $8.0 million for the first quarter of 2012. The decrease in income tax expense from 2012 was primarily due to a significant reduction in global pre-tax income and a release of $1.7 million of tax reserves related to one of our foreign operations due to a change in a prior year position.

Liquidity and Capital Resources

	Three Months Ended
	December 29, 2012	December 31, 2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$97,084	$(13,251)
Investing activities	(18,842)	(24,259)
Financing activities	3,368	1,024
Effect of exchange rate changes on cash and cash equivalents	(535)	667
Increase (decrease) in cash and cash equivalents	$81,075	$(35,819)

Key liquidity performance measures

	Three Months Ended
	December 29, 2012	September 29, 2012
Days sales outstanding (1)	57	58
Inventory turns (2)	7.0	7.1
Accounts payable days (3)	58	57
Cash cycle days (4)	52	52

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

Cash and cash equivalents were $490.7 million at December 29, 2012 and $409.6 million at September 29, 2012. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, redemptions and repurchases of debt, and other factors. Our working capital was $1.0 billion as of December 29, 2012 and $1.1 billion as of September 29, 2012.

Net cash provided by (used in) operating activities was $97.1 million and $(13.3) million for the first quarter of 2013 and 2012, respectively. Cash flows from operating activities consist of: 1) net income adjusted to exclude non-cash items such as depreciation and amortization, stock-based compensation expense, losses from swap dedesignations, etc., and 2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities.

During the first quarter of 2013, we generated $40.9 million of cash from net income, excluding non-cash items, and we also generated $56.2 million of cash from a reduction of net operating assets, resulting primarily from decreases in accounts receivable and inventory of $104.0 million and $46.7 million, respectively, partially offset by a decrease in accounts payable of $98.7 million. These decreases were due primarily to decreased business volume in the first quarter of 2013. Our DPO and DSO were fairly consistent for both periods. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments and purchases, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

Net cash used in investing activities was $18.8 million and $24.3 million for the first quarter of 2013 and 2012, respectively. During the first quarter of 2013, we used $27.4 million of cash for capital expenditures and received proceeds of $8.5 million from the sale of a building. During the first quarter of 2012, we used $24.3 million of cash for capital expenditures.

Net cash provided by financing activities was $3.4 million and $1.0 million for the first quarter of 2013 and 2012, respectively. During the first quarter of 2013, we reduced our restricted cash by $1.3 million, received $0.8 million of proceeds from issuances of common stock pursuant to stock option exercises and received $2.7 million of net proceeds from short-term borrowings, partially offset by $1.4 million of cash used for common stock repurchases to fund employee tax withholding obligations. During the first quarter of 2012, we reduced our restricted cash by $2.0 million and repaid $1.1 million of short-term debt.

Other Liquidity Matters

During 2012, we reduced our net long-term debt obligations by $360.0 million, which is expected to result in significant interest expense savings in future periods primarily due to our redemption of $400.0 million of notes due in 2016 which carried a fixed interest rate of 8.125%. In addition, on January 9, 2013, we redeemed $100 million of our long-term debt and, on January 28, 2013, we announced that we would redeem an additional $157.4 million of our long term debt using existing cash and borrowings under our credit facility. Although these redemptions have reduced, and are expected to continue to reduce, our interest expense, and to improve our operating results, these actions have also reduced our liquidity. After giving effect to these redemptions, our next long-term debt maturity in the amount of $40 million will be in 2015, after which our next long-term debt maturity will be in 2019. We may consider early redemptions of our debt in future periods, using either our existing cash or proceeds from additional debt or equity financings. In addition to our existing covenant requirements, future debt financing may require us to comply with financial ratios and covenants. Equity financing, if required, may result in dilution to existing stockholders.

The interest rate swap on our 2019 Notes can be terminated at the option of the swap counterparty beginning in 2014. In such a case, we would no longer pay a variable rate of interest on such notes but would instead pay a fixed rate of 7%, which could be higher than the variable rate at the time of termination.

Other than our $40 million loan which used certain of our real property as collateral, our debt agreements do not contain financial covenants currently applicable to us, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Our $40 million loan requires us to maintain a minimum fixed charge coverage ratio during its term. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants would otherwise restrict, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt as well as all amounts payable under our interest rate swaps on such debt, if any, could become immediately due and payable and the incurrence of additional debt under our asset-backed credit facility would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business. As of December 29, 2012, we were in compliance with these covenants.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental and employee matters and examinations by government agencies. As of December 29, 2012, we had accrued liabilities of $18.4 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these accruals will be sufficient to fully satisfy our contingent liabilities.

As of December 29, 2012, we had a liability of $81.8 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability. Additionally, we are unable to reliably estimate when cash settlement may occur.

We have entered into, and continue to enter into, various transactions that periodically require collateral. These obligations have historically arisen from customs, import/export, VAT, utility services, debt financing, foreign exchange contracts and interest rate swaps. We have collateralized, and may from time to time collateralize, such obligations as a result of counterparty requirements or for economic reasons. As of December 29, 2012, we had posted collateral of $10.7 million in the form of cash against certain of our collateralized obligations. Cash used for collateral is not available for other purposes.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and redemption of our outstanding debt. Our primary sources of liquidity as of December 29, 2012 included (1) cash of $490.7 million; (2) our $300 million asset-backed credit facility, of which we were eligible to borrow $276.7 million as of January 16, 2013; (3) short-term borrowing facilities of $134 million, of which $74 million was available as of December 29, 2012; and (4) cash generated from operations. In addition, we are actively marketing a portfolio of surplus real estate with an aggregate list price of approximately $100 million, of which approximately $20 million is expected to be realized in the second quarter of 2013. Proceeds from the sales of properties in this portfolio will provide additional liquidity. However, there can be no assurance as to the amounts that may actually be raised or the exact timing of any such payments.

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

As of December 29, 2012, approximately 41% of our cash balance was held by our foreign subsidiaries. Should we choose or need to remit cash to the U.S., we may incur tax obligations which would reduce the amount of cash ultimately available to the U.S. We believe that cash held in the U.S., together with cash available under U.S. credit facilities and cash from foreign subsidiaries that could be remitted to the U.S. without tax consequences, will be sufficient to meet our U.S. liquidity needs for at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 29, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. As of December 29, 2012, we had no short-term investments.

As of December 29, 2012, we had $797.4 million of long-term debt, of which $40.0 million bears interest at a floating rate, $257.4 million of variable rate debt has been converted to fixed rate through the use of interest rate swaps and $500.0 million of fixed rate debt has been converted to variable rate debt through the use of an interest rate swap. Accordingly, our exposure to interest rates is limited to variable rate long-term debt of $540.0 million and $59.9 million of variable-rate short-term borrowings outstanding as of December 29, 2012. An immediate 10% change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts typically have maturities of up to two months and are not designated as part of a hedging relationship in accordance with ASC Topic 815. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the condensed consolidated statements of operations. As of December 29, 2012, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $316.6 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted sales denominated in currencies other than those used to pay for materials and labor and (2) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $103.0 million as of December 29, 2012.

The net impact of an immediate 10% change in exchange rates would not be material to our condensed consolidated financial statements, provided we accurately forecast and estimate our foreign currency exposure. If such forecasts are materially inaccurate, we could incur significant gains or losses.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, within the Company have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 29, 2012, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on us as a result of incurrence of defense costs, diversion of management resources and other factors. We record liabilities for legal proceedings when a loss becomes probable and the amount of loss can be reasonably estimated.

See also Note 6 of Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Adverse market conditions in the electronics industry could reduce our future sales and earnings per share.
 We cannot accurately predict future levels of demand for our customers' electronics products. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows. Beginning in the fourth quarter of calendar 2011 and continuing through the first quarter of 2013, adverse worldwide economic conditions led to challenging conditions in the electronics industry. A number of factors, including price instability, the availability and cost of credit, high global unemployment and concerns about the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations have slowed global economic growth in many countries. These conditions resulted in our customers delaying purchases or placing purchase orders for lower volumes of products than previously experienced or anticipated. Such conditions could also cause a reduction in orders from our customers or potential customers due to a reduced availability of credit and the insolvency of one or more customers or suppliers. Any of these factors could reduce our revenues, increase our costs and decrease our liquidity.

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

Many of the industries for which we provide products have previously experienced significant financial difficulty, with some of the participants filing for bankruptcy. Such financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand from these financially distressed customers, the lengthening of customer payment terms, the potential inability of these companies to make full payment on amounts owed to us or to purchase inventory we acquired to support their businesses, or any of these factors. For example, during the first quarter of 2013, we recorded charges of $5.1 million relating to a distressed customer. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy laws. We do not carry insurance against the risk of customer default on their payment obligations to us.

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

A key part of our strategy is to grow our CPS business, which includes printed circuit boards, backplane and cable assemblies, mechanical systems, memory, defense and aerospace and enterprise computing products and design, engineering, logistics and repair services. A decrease in orders for these products and services can have a disproportionate adverse impact on our profitability since these products and services generally carry higher than average contribution margins. In addition, in order to grow this portion of our business profitability, we must continue to make substantial investments in the development of our product development capabilities, research and development activities, test and tooling equipment and skilled personnel, all of which reduce our operating results in the short term. The success of our CPS business also depends on both our ability to increase sales of our proprietary products, cause our customers to agree to purchase our components for use in the manufacture of their products and expand the number of our customers who contract for our design, engineering, logistics and repair services. We may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards demanded by our customers, as well as in qualifying our components for use in our customers' designs. Our proprietary products and design, engineering, logistics and repair services must compete with products and services offered by established vendors which focus solely on development of similar technologies or the provision of similar services. Any of these factors could cause our CPS revenue and margins to be less than expected, which would have an overall adverse and potentially disproportionate effect on our revenues and profitability.

Our future gross margins and operating results may be adversely impacted by reduced demand for, or execution problems with, our integrated manufacturing solutions business.

The substantial majority of our revenues are derived from our integrated manufacturing solutions (IMS) business. We experience continued pressure from OEMs to reduce prices for these solutions, and competition remains intense. These factors can result in reduced IMS revenue, which would reduce our gross margins. Gross margins in our IMS business can also be negatively impacted by our product mix, with lower margins resulting from the provision of less complex services, and by execution issues and operational inefficiencies at our plants. If we experience reduced demand or revenues from our IMS business for any reason, or experience execution problems or operational inefficiencies, our gross margins and operating results in future periods may be lower than expected.
Adverse changes in the key end markets we target could harm our business by reducing our sales.
We provide products and services to companies that serve the communications networks, computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical, clean technology and automotive industries. Adverse changes in any of these markets could reduce demand for our customers' products or make these customers more sensitive to the cost of our products and services, either of which could reduce our sales, gross margins and net income. A number of factors could affect any of these industries in general, or our customers in particular, and lead to reductions in net sales, thus harming our business. These factors include:

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

We realize a substantial portion of our revenues from communications equipment customers. This market is highly competitive, particularly in the area of price. Should any of our larger customers in this market fail to effectively compete with their competitors, they could reduce their orders to us or experience liquidity difficulties, either of which would have the effect of reducing our revenue and net income, perhaps substantially. Revenue from our multimedia business, which is driven primarily by sales of set-top boxes, could decline as more content is delivered over the internet or through alternative methods and not through set-top boxes, particularly in the U.S. or Europe. In addition, in the case of our defense business, U.S. government budget conditions and the scheduled withdrawal of armed forces from Afghanistan could result in a decrease in defense spending, which in turn could cause a reduction in orders placed by the government or defense contractors for products manufactured by our defense and aerospace (DAS) division. Since such products carry higher margins than many of our other products and services, such a decrease would contribute disproportionately to a reduction in our gross margin and profitability. There can be no assurance that we will not experience declines in demand in these or other areas in the future.

Our operating results are subject to significant uncertainties, which make predictability of our future sales and net income difficult.

Our operating results are subject to significant uncertainties, including:

•	conditions in the economy as a whole and in the electronics industry;

•	fluctuations in components prices and component shortages caused by high demand, natural disaster or otherwise;

•	timing of new product development by our customers, which creates demand for our services, but which can also require us to incur start-up costs relating to new tooling and processes;

•	levels of demand in the end markets served by our customers;

•	our ability to replace declining sales from end-of-life programs with new business wins;

•	timing of orders from customers and the accuracy of their forecasts;

•	inventory levels of customers, which if high relative to their normal sales volume, could cause them to reduce their orders to us;

•	timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor;

•	increased labor costs in the regions in which we operate;

•	mix of products ordered by and shipped to major customers, as high volume and low complexity manufacturing services typically have lower gross margins than more complex and lower volume services;

•	degree to which we are able to utilize our available manufacturing capacity;

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

Our business may experience seasonality, which could result in material changes in our operating results from quarter to quarter.
Seasonality in our business has historically been driven by customer and product mix, particularly the end markets which our customers serve. Recently, we have observed that our revenue levels have typically been highest in our fourth fiscal quarter and lowest during our second fiscal quarter. However, there can be no assurance that this trend will continue and the extent to which our business remains depends upon our future customer base and the end markets that they serve, which we are unable to predict.

We may be unable to generate sufficient liquidity to reduce our debt levels or maintain or expand our operations, which may cause our stock price to fall and reduce the business our customers and vendors do with us.

Our liquidity is dependent on profitability and business volume which affects working capital, including inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers to payment terms granted to our customers, investments in facilities and equipment, acquisitions, repayments of obligations under outstanding indebtedness and repurchases of our outstanding debt. In order to improve our liquidity, during the second quarter of 2012, we renewed and increased our asset-backed credit facility increasing the facility to $300 million, under which we could borrow $276.7 million as of January 16, 2013 based on the levels of eligible receivables and inventories as of December 29, 2012, and in the fourth quarter of 2012, we borrowed $40 million secured by our corporate headquarters. We also have $134.0 million in short-term financing facilities of which $74.0 million remained available to be borrowed as of December 29, 2012. Our asset-backed credit facility expires in March 2017. Additionally, $72 million of our foreign short-term credit facilities expires in the third quarter of 2013 and $58 million expires in the fourth quarter of 2013.

In the event we need additional capital, whether for working capital, debt repayment or otherwise, there can be no assurance that such additional debt or equity capital will be available on acceptable terms or at all. New financing could require us to issue additional equity securities, which could cause dilution to existing stockholders. If additional or continued financing, including the continued extension of trade credit by our suppliers, is not available when required, our liquidity would be reduced. The risks of reduced liquidity include an inability to maintain or increase our rates of production, to make necessary capital expenditures in order to maintain and expand our manufacturing capacity as needed, and to repay, reduce or refinance our debt. Any of these issues could cause our stock price to fall and reduce our customers' and vendors' willingness to do business with us.

Our credit arrangements contain covenants which may adversely impact our business and the failure to comply with such covenants could cause our outstanding debt to become immediately payable.

Other than our $40 million loan which used certain of our real property as collateral, our debt agreements do not contain financial covenants currently applicable to us, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Our $40 million loan requires us to maintain a minimum fixed charge coverage ratio during its term. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other transactions, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt as well as all amounts payable under our interest rate swaps on such debt, if any, could become immediately due and payable and the incurrence of additional debt under our asset-backed credit facility would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business.

Early redemptions and repurchases of debt reduce our working capital and liquidity; debt refinancing can entail higher interest expense, which would lower our net income; interest payments on variable rate debt can increase, which would lower our net income.

During 2011 and 2012, we redeemed net $80 million and net $360 million of our long-term debt, respectively. In addition, in January 2013, we redeemed or announced that we would redeem an aggregate of $257.4 million in principal amount of our long-term debt using existing cash and borrowings under our credit facility. Although redemptions and repurchases of debt improve our operating results by reducing our interest expense, these actions also reduce our liquidity. If we should repurchase or redeem additional debt or equity, our working capital and liquidity would be further reduced. In addition, should we undertake to refinance any of our outstanding long-term debt, there can be no assurance that the terms of such refinancing, particularly the interest rate, would be favorable to us. Should we be forced to replace lower interest rate debt with higher interest rate debt, our net income would be reduced. As of December 29, 2012, an aggregate of $540 million of our long-term debt and all of our short-term borrowings bear interest at a variable rate based upon LIBOR. Interest rates, including LIBOR, can change due to a variety of factors, including governmental debt levels, ratings downgrade of U.S. or other sovereign debt, the pace of economic growth and central bank actions. In addition, volatility of LIBOR could increase following recent governmental investigations concerning the manner in which LIBOR rates are determined. Should LIBOR increase substantially in the future for any reason, interest payments on our variable interest rate debt would also increase, lowering our net income.

We are subject to intense competition in the EMS industry which could cause us to lose sales and therefore hurt our financial performance.

The electronics manufacturing services (EMS) industry is highly competitive and the industry has been experiencing a surplus of manufacturing capacity, particularly in light of the slowdowns in the U.S. and certain international economies. Our competitors include major global EMS providers such as Benchmark Electronics, Inc., Celestica, Inc., Flextronics International Ltd., Jabil Circuit, Inc. and Plexus Corp., as well as other EMS companies that have a regional, product, service or industry specific focus. Some of those companies have greater manufacturing and financial resources than we do. We also face competition from current and potential OEM customers who may elect to manufacture their own products internally rather than outsourcing to EMS providers.

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

Sales to our ten largest customers represented 49% of our net sales during the first quarter of fiscal 2013. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales. A significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by our large customers would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in demand for their product, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could reduce our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would reduce our net sales and net income.

We are subject to risks arising from our international operations.

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. We generated approximately 80% of our net sales from non-U.S. operations in the first quarter of fiscal 2013 and a significant portion of our manufacturing material was provided by international suppliers during this period. As a result of our international operations, we are affected by economic, political and other conditions in foreign countries, including:

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

We operate in countries that have experienced labor unrest and political instability, including Brazil, China, India, Malaysia and Thailand and we have experienced work stoppages and similar disruptions in certain foreign jurisdictions. To the extent such developments prevent us from adequately staffing our plants and manufacturing and shipping products in those jurisdictions, our margins and net income could be reduced and our reputation as a reliable supplier could be negatively impacted.

Failure to comply with domestic or international employment and related laws could result in the payment of significant damages, which would reduce our net income.

We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, discrimination, whistle-blowing, classification of employees and severance payments. Enforcement activity relating to these laws, particularly outside of the United States, can increase as a result of increased media attention due to violations by other companies, changes in law, political and other factors. There can be no assurance that we won't be found to have violated such laws in the future, due to a more aggressive enforcement posture by governmental authorities or for any other reason. Any such violations could lead to the assessment of fines against us by federal, state or foreign regulatory authorities or damages payable to employees, which fines could be substantial and which would reduce our net income.
Unanticipated changes in our tax rates or exposure to additional income tax liabilities could increase our taxes and decrease our net income.
We are subject to income, sales, value-added and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and other factors. Our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the U.S. and Mexico. Developments in these or future audits could adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties. Although we believe that our tax estimates are reasonable and our existing tax reserves are adequate, the final determination of tax audits or tax disputes may be different from what is reflected in our historical tax provisions, which could lead to an increase in our taxes payable and a decrease in our net income.
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

There is substantial uncertainty about future labor costs, in particular within the lower-cost regions in which we operate. In the past, labor disputes and strikes based partly on wages have slowed or stopped production at certain manufacturers in China and India. In some cases, employers have responded by significantly increasing the wages of workers at such plants. In addition, the cost structure in certain countries that are now considered to be favorable may increase as economies develop, causing local wages to rise. In addition, demographic and other changes may cause a sustained and permanent increase in wages in the lower-cost geographies in which we operate, particularly in China. If we are required to make any substantial increase in wages, our profitability would be reduced.

If we manufacture or design defective products, or if our manufacturing processes do not comply with applicable statutory and regulatory requirements, we could be subject to claims, damages and fines and lose customers.

We manufacture products to our customers' specifications, and in some cases our manufacturing processes and facilities may need to comply with various statutory and regulatory requirements. For example, many of the medical devices that we manufacture, as well as the facilities and manufacturing processes that we use to produce them must comply with standards established by the United States Food and Drug Administration. In addition, our customers' products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we design or manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements. Defects in the products we design or manufacture may result in product recalls, warranty claims by customers, including liability for repair costs, delayed shipments to customers or reduced or canceled customer orders. If these defects or deficiencies are significant, our results of operations and business reputation could be harmed. The failure of the products that we design or manufacture or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in product liability claims against us. The magnitude of such claims may increase as we expand our medical, automotive, and aerospace and defense manufacturing services because defects could result in death or significant injury to end users of these products. Even if our customers are contractually responsible for defects in the design of a product, we could nonetheless be named in a product liability suit over such defects and could be required to expend significant resources to defend ourselves.

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

Our success depends upon the continued service of our key personnel, particularly our highly skilled operations managers and engineers involved in the manufacture of existing products and development of new products and processes. Such employees may be heavily recruited by other companies, including our competitors. Generally, these employees are not bound by employment agreements and we rely on competitive pay packages in order to help attract and retain such personnel. Should our key employees choose to terminate their employment with us, due to higher pay packages or otherwise, our operations and growth prospects could be negatively impacted.
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

We are required to comply with all applicable domestic and foreign export control laws, including the International Traffic in Arms Regulations and the Export Administration Regulations (“EAR”). Some items manufactured by us are controlled for export by the United States Department of Commerce's Bureau of Industry and Security under the EAR. In addition, we are subject to the Foreign Corrupt Practices Act and international counterparts relating to bribery of foreign governments and officials. Violation of any of these laws or regulations could result in significant sanctions, including large monetary penalties and suspension or debarment from participation in future business opportunities, which could reduce our future revenue and net income and damage our reputation as a reputable supplier.

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

Because we manufacture and sell a substantial portion of our products abroad, our operating costs are subject to fluctuations in foreign currency exchange rates. If the U.S. dollar weakens against the foreign currencies in which we denominate certain of our trade accounts payable, fixed purchase obligations and other expenses, the U.S. dollar equivalent of such expenses would increase. We use financial instruments, primarily short-term foreign currency forward contracts, to hedge certain forecasted foreign currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. Our foreign currency hedging activities depend largely upon the accuracy of our forecasts of future sales, expenses, capital expenditures and monetary assets and liabilities. As such, our foreign currency forward contracts may exceed or not cover our full exposure to exchange rate fluctuations. If these hedging activities are not successful, we may experience significant unexpected expenses from fluctuations in exchange rates, which could be significant and which would decrease our net income.

Any failure to comply with applicable environmental laws could adversely affect our business by causing us to pay significant amounts for cleanup of hazardous materials or for damages or fines.

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous substances and wastes in the ordinary course of our manufacturing operations. If we violate environmental laws or if we occupy or occupied in the past a site at which a predecessor company caused contamination, we may be held liable for damages and the costs of remedial actions. We cannot assure you that we will not violate environmental laws and regulations in the future as a result of human error, equipment failure or other causes. Although we estimate and regularly reassess our potential liability with respect to violations or alleged violations and accrue for such liability, we cannot assure you that our accruals will be sufficient. Any increase in existing reserves or establishment of new reserves for environmental liability would reduce our net income. Our failure to comply with applicable environmental laws and regulations could also limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

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
 Primarily as a result of certain of our acquisitions, we have incurred liabilities associated with environmental contamination. These liabilities include ongoing investigation and remediation activities at a number of current and former sites, including ones located in Irvine, California; Owego, New York; Derry, New Hampshire; Fort Lauderdale, Florida; and Brockville, Ontario. In addition, we have been named in a lawsuit alleging operations at our current and former facilities in Orange County, California contributed to groundwater contamination. There are some sites, including our acquired facility in Gunzenhausen, Germany, that are known to have groundwater contamination caused by a third-party, and that third-party has provided indemnity to us for the liability. However, third party indemnities may not be effective to reduce our liability for environmental contamination. For example, Nortel Networks, which had provided us an indemnity with respect to environmental investigation activities being undertaken at our former Brockville site, is party to bankruptcy proceedings that may cause it not to fully honor its indemnification obligations to us. As a result, we could be required to absorb the full expense of such remediation.

The time required to perform environmental remediations can be lengthy and there can be no assurance that the scope, and therefore cost, of these activities will not increase as a result of the discovery of new contamination or contamination on adjoining landowner's properties or the adoption of more stringent regulatory standards covering sites at which we are currently performing remediation activities.

We have also been named as a potentially responsible party at a contaminated disposal site operated by another party at the Casmalia Resources site in Southern California, as a result of the past disposal of hazardous waste by companies we have acquired or by our corporate predecessors. In addition, we have been named as a potentially responsible party by the California Department of Toxic Substance Control at a waste treatment site operated by another party in San Jose, California, allegedly as a result of waste we sent to be treated at that facility being discharged into the environment. Although liabilities for such historical treatment and disposal activities have not materially affected our financial condition to date, we cannot assure you that past disposal activities will not result in liability that will materially affect us in the future, nor can we provide assurance that we do not have environmental exposures of which we are unaware and which could adversely affect our future operating results.

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
We may not be successful in implementing and integrating strategic transactions or in divesting non-strategic assets, which could harm our operating results.

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end-customer markets, to obtain new manufacturing and service capabilities and technologies, to enter new geographic manufacturing locations, to lower our manufacturing costs and improve our profits, and to further develop existing customer relationships. Strategic transactions involve a number of risks, uncertainties and costs, including the following:

•	integrating acquired operations and businesses including in regions or countries in which we have not previously operated;

•	incurring severance and other restructuring costs to rationalize any purchased operation, which would reduce our net income;

•	obtaining regulatory approvals or other conditions to closing, which could delay the closing and increase the costs of strategic transactions;

•	diverting management attention from day-to-day duties in order to implement and integrate strategic transactions;

•	scaling up production and coordinating management of operations at new sites;

•	incurring transaction expenses, including fees of investment bankers, attorneys and accountants, which could be significant;

•	separating operations or support infrastructure for entities divested;

•	managing and integrating operations in geographically dispersed locations;

•	maintaining customer, supplier or other favorable business relationships of acquired operations and terminating unfavorable relationships;

•	integrating the acquired company's systems into our management information systems;

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

Any of these factors could prevent us from realizing the anticipated benefits of a strategic transaction, and our failure to realize these benefits could reduce our sales below and increase our costs above our forecasts and could cause write-downs of the value of the business acquired which would decrease our net income. Acquisitions may also be dilutive to our earnings per share, particularly if our projections and assumptions about the acquired business' future operating results prove to be inaccurate. As a result, although the goal of our acquisition and divestiture strategy is to improve our operating results and increase stockholder value, there can be no assurance that any transactions that we complete will actually do so.

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

•	redesign those products or services so as not to use the infringed technology.

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

We carry various forms of business and liability insurance in types and amounts we believe are reasonable and customary for similarly situated companies in our industry. However, we do not have insurance coverage for all of the risks and liabilities we assume in connection with our business and the products and services we provide to our customers, including failure to comply with typical customer warranties for workmanship, product liability, intellectual property infringement and product recall claims and losses due to hacking or intrusion into our IT infrastructure. In addition, our policies generally have deductibles that would reduce the amount of our potential recoveries from insurance. As a result, not all of our potential business losses are covered under our insurance policies. Should we sustain a significant uncovered loss, our net income would be reduced.

Provisions of the Dodd-Frank Act relating to “Conflict Minerals” may increase our costs and lead to reputational challenges.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals originating from the Democratic Republic of Congo (DRC) and adjoining countries that are believed to be benefitting armed groups. As a result, the SEC has recently adopted new due diligence, disclosure and reporting requirements for companies which manufacture products that include components containing such minerals, regardless of whether the minerals are actually mined in the DRC or adjoining countries. Such regulations could decrease the availability and increase the prices of components used in our customers' products, particularly if we choose (or are required by our customers) to source such components from different suppliers than we use now. In addition, as our supply chain is complex and the method of complying with the new SEC rules is unclear, we expect that the compliance process will be both time-consuming and costly. We may face reputational challenges with our customers and other stakeholders if we are unable to timely verify the origins of minerals contained in the components included in our customers' products, or if our due diligence process reveals that materials we source originate in the DRC or adjoining countries and benefit armed groups.

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

We conduct a significant portion of our activities including manufacturing, administration and information technology management in areas that have experienced natural disasters, such as major earthquakes, hurricanes, floods and tsunamis. For example, in March 2011, Japan experienced a major earthquake and tsunami and in late 2011, widespread flooding occurred in Thailand. Our insurance coverage with respect to damages to our facilities or our customers' products caused by natural disasters is limited and is subject to deductibles and coverage limits and, as a result, may not be sufficient to cover all of our losses. For example, our policies do not cover damage due to earthquake. In addition, coverage may not continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting one or more of our facilities, our operations and management information systems, which control our worldwide procurement, inventory management, shipping and billing activities, could be significantly disrupted. Such events could delay or prevent product manufacturing and shipment for the time required to transfer production or repair, rebuild or replace the affected manufacturing facilities. While we have disaster recovery plans in place, there can be no assurance that such plans will be sufficient to allow our operations to continue in the event of every natural or man-made disaster, pandemic or other extraordinary event. Any extended inability to continue our operations at unaffected facilities following such an event would reduce our revenue and potentially damage our reputation as a reliable supplier.

Our operating results could be adversely impacted by climate change initiatives.

Concern over climate change has led to state, federal and international legislative and regulatory initiatives aimed at reducing carbon dioxide and other greenhouse gas emissions. While we don't expect existing or currently proposed initiatives to directly impact our business operations in the near future, these measures could over the long term lead to an increase in the cost of energy used in the manufacture of our products as a result of restrictions placed upon power generators and distributors. We can't currently estimate the impact of any such indirect costs. However, should our operating costs in fact rise as a result of any current, proposed or future greenhouse gas initiatives, and we are not able to pass such costs to our customers, our operating results would be adversely affected.

Item 6. Exhibits

Exhibit Number	Description

3.7(1)	Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware and effective November 15, 2012

10.45
Amendment No. 2 dated as of November 26, 2012 to Amended and Restated Loan, Guaranty and Security Agreement dated as of March 16, 2012 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A., as agent for such lenders (filed herewith).

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

________________________

(1)
Incorporated by reference to Exhibit 3.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012 filed with the Securities and Exchange Commission on November 21, 2012.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	February 4, 2013

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	February 4, 2013

EXHIBIT INDEX

Exhibit Number	Description

3.7(1)	Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware and effective November 15, 2012

10.45
Amendment No. 2 dated as of November 26, 2012 to Amended and Restated Loan, Guaranty and Security Agreement dated as of March 16, 2012 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A., as agent for such lenders (filed herewith).

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

________________________

(1)
Incorporated by reference to Exhibit 3.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012 filed with the Securities and Exchange Commission on November 21, 2012.

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