Form 10-Q
period 2013-03-30
SANMINA CORP
filed 2013-04-30
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013
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
Yes [ ]    No [x]

As of April 22, 2013, there were 82,784,827 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 30, 2013	September 29, 2012
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$411,942	$409,618
Accounts receivable, net of allowances of $11,693 and $12,032, respectively	870,905	1,001,543
Inventories	798,820	826,539
Prepaid expenses and other current assets	74,680	88,599
Total current assets	2,156,347	2,326,299
Property, plant and equipment, net	547,850	569,365
Other	260,631	272,122
Total assets	$2,964,828	$3,167,786
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$851,767	$937,737
Accrued liabilities	109,514	104,741
Accrued payroll and related benefits	100,984	117,074
Short-term debt	170,216	59,995
Total current liabilities	1,232,481	1,219,547
Long-term liabilities:
Long-term debt	574,046	837,364
Other	143,795	147,094
Total long-term liabilities	717,841	984,458
Commitments and contingencies (Note 6)
Stockholders' equity	1,014,506	963,781
Total liabilities and stockholders' equity	$2,964,828	$3,167,786

See accompanying notes.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,427,642	$1,463,082	$2,922,587	$2,965,448
Cost of sales	1,327,338	1,356,734	2,725,355	2,750,075
Gross profit	100,304	106,348	197,232	215,373

Operating expenses:
Selling, general and administrative	58,954	62,940	118,822	122,081
Research and development	6,020	5,923	11,415	10,056
Restructuring and integration costs	6,925	5,486	10,872	9,540
Amortization of intangible assets	474	767	948	1,723
Asset impairments	1,100	1,024	1,100	2,077
Gain on sales of long-lived assets	(18,967)	—	(23,185)	—
Total operating expenses	54,506	76,140	119,972	145,477

Operating income	45,798	30,208	77,260	69,896

Interest income	246	442	444	726
Interest expense	(10,416)	(20,367)	(23,500)	(42,230)
Other expense, net	(1,477)	(4,841)	(16,399)	(6,359)
Interest and other, net	(11,647)	(24,766)	(39,455)	(47,863)

Income before income taxes	34,151	5,442	37,805	22,033
Provision for income taxes	12,960	6,881	15,993	14,897
Net income (loss)	$21,191	$(1,439)	$21,812	$7,136

Net income (loss) per share:
Basic	$0.26	$(0.02)	$0.27	$0.09
Diluted	$0.25	$(0.02)	$0.26	$0.09

Weighted average shares used in computing per share amounts:
Basic	82,543	81,225	82,226	81,059
Diluted	84,683	81,225	84,369	83,511

See accompanying notes.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(Unaudited)
	(In thousands)
Net income (loss)	$21,191	$(1,439)	$21,812	$7,136
Other comprehensive income (loss):
Foreign currency translation adjustments	(201)	1,474	(338)	(182)
Net unrealized gain on derivative financial instruments, net of tax	1,937	1,855	20,117	4,991
Changes in unrecognized net actuarial loss and unrecognized transition cost, net of tax	(136)	78	(323)	(55)
Comprehensive income	$22,791	$1,968	$41,268	$11,890

See accompanying notes.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 30, 2013	March 31, 2012
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$21,812	$7,136
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	48,961	50,511
Stock-based compensation expense	9,008	8,593
Benefit from doubtful accounts, product returns and other sales adjustments	(336)	(1,037)
Deferred income taxes	(1,701)	1,399
Loss from extinguishments of debt	1,401	6,461
Loss (gain) on sales of assets, net	(23,003)	176
Asset impairments	2,082	2,077
Loss from dedesignation of interest rate swap	14,903	—
Other, net	125	(439)
Changes in operating assets and liabilities:
Accounts receivable	130,563	85,839
Inventories	28,262	29,007
Prepaid expenses and other assets	21,124	11,440
Accounts payable	(76,021)	(147,354)
Accrued liabilities and other long-term liabilities	(15,427)	(7,086)
Cash provided by operating activities	161,753	46,723

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(43,513)	(40,655)
Proceeds from sales of property, plant and equipment	28,750	2,517
Cash paid in connection with a previous business combinations	—	(2,049)
Cash used in investing activities	(14,763)	(40,187)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	3,260	3,540
Repayments of long-term debt	(257,410)	(154,062)
Debt issuance costs	—	(2,685)
Proceeds from short-term borrowings	108,003	44,000
Repayments of short-term borrowings	(97,783)	(74,200)
Proceeds from revolving credit facility borrowings	357,520	—
Repayments of revolving credit facility borrowings	(257,520)	—
Net proceeds from stock issuances	1,976	1,702
Payments to acquire treasury stock	(1,525)	—
Cash used in financing activities	(143,479)	(181,705)

Effect of exchange rate changes	(1,187)	(700)
Increase (decrease) in cash and cash equivalents	2,324	(175,869)
Cash and cash equivalents at beginning of period	409,618	640,288
Cash and cash equivalents at end of period	$411,942	$464,419

Cash paid during the period for:
Interest, net of capitalized interest	$22,006	$39,434
Income taxes, net of refunds	$9,416	$6,890

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

Results of operations for the six months ended March 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2013 and 2012 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") No. 2013-2, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". ASU No. 2013-2 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. The adoption of ASU 2013-2 will not materially impact the Company's financial statements and will be effective beginning in 2014.

Note 2. Inventories

Components of inventories were as follows:

	As of
	March 30, 2013	September 29, 2012
	(In thousands)
Raw materials	$572,901	$584,821
Work-in-process	83,914	96,757
Finished goods	142,005	144,961
Total	$798,820	$826,539

Note 3. Fair Value

Fair Value Option for Long-term Debt

The Company has elected not to record its long-term debt instruments at fair value, but has measured them at fair value for disclosure purposes. As of March 30, 2013, the carrying amount and estimated fair value of the Company's long-term debt instruments were $540.0 million and $562.5 million, respectively. Fair value was estimated based on quoted prices (Level 2 inputs).

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

There were no transfers between levels in the fair value hierarchy during any period presented herein. The following table presents information as of March 30, 2013 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$435	$3,785	$—	$—	$4,220
Prepaid expenses and other current assets	$—	$—	$78	$4,281	$4,359
Other assets	$—	$—	$34,046	$—	$34,046
Accrued liabilities (1)	$—	$—	$(53)	$(1,782)	$(1,835)
Other long-term liabilities (1)	$—	$—	$—	$(16,435)	$(16,435)

(1) Liabilities, or credit balances, are presented as negative amounts.

The following table presents information as of September 29, 2012 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$435	$3,384	$—	$—	$3,819
Prepaid expenses and other current assets	$—	$—	$77	$1,770	$1,847
Other assets	$—	$—	$39,954	$—	$39,954
Accrued liabilities (1)	$—	$—	$(175)	$(2,913)	$(3,088)
Other long-term liabilities (1)	$—	$—	$(23,126)	$—	$(23,126)

(1) Liabilities, or credit balances, are presented as negative amounts.

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its Board of Directors that allow participants to defer payment of part or all of their compensation. The Company's results of operations are not significantly affected by these plans since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the above tables. As of March 30, 2013 and September 29, 2012, assets and liabilities associated with these plans were approximately $10.0 million and are recorded as other non-current assets and other long-term liabilities on the condensed consolidated balance sheets.

The Company values derivatives using observable Level 2 market inputs at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled, to transact. The Company seeks high quality counterparties for all financing arrangements. For interest rate swaps, Level 2 inputs include short-term LIBOR rates, futures contracts on LIBOR between two and four years, longer term swap rates at commonly quoted intervals, and credit default swap rates for the Company and relevant counterparties. For currency contracts, Level 2 inputs include foreign currency spot and forward rates and interest rates at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements. ASC Topic 820 requires the fair value measurement of an asset or liability to reflect the nonperformance risk of the entity and the counterparty. Therefore, the counterparty's creditworthiness when in an asset position and the Company's creditworthiness when in a liability position have been considered in the fair value measurement of derivative instruments. The effect of nonperformance risk on the fair value of derivative instruments was not material as of March 30, 2013 or September 29, 2012.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

Assets held-for-sale, consisting of land and buildings, are measured at fair value on a nonrecurring basis since these assets are subject to fair value adjustments only when the carrying amount of such assets exceeds the fair value of such assets or such assets have been previously impaired and the fair value exceeds the carrying amount by less than the amount of the impairment that has been previously recognized. Level 2 inputs consist of independent third party valuations based on market comparables. The carrying value of the Company's assets held-for-sale was $9.1 million and $10.2 million as of March 30, 2013 and September 29, 2012, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The Company recorded an impairment charge of $1.1 million during the three and six months ended March 30, 2013 related to assets held-for-sale.

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

Interest Rate Swaps Not Designated As Hedging Instruments

The Company has interest rate swaps with an aggregate notional amount of $257 million that were entered into in 2007 to hedge LIBOR-based variable rate interest payments expected to occur through June 15, 2014. During the first quarter of 2013, the Company determined, based on its intention of redeeming $257.4 million of its senior floating rates notes due in 2014 ("2014 Notes"), that it was no longer probable that LIBOR-based, variable rate interest payments would occur on $257 million of debt through June 15, 2014. Accordingly, the Company dedesignated its interest rate swaps in their entirety in the first quarter of 2013 and recorded a charge of $14.9 million to other expense, net, representing the portion of the value of the interest rate swaps previously recorded in accumulated other comprehensive income (AOCI) for which it was no longer probable that LIBOR-based variable rate interest payments would occur. During the second quarter of 2013, the Company redeemed its 2014 Notes in full using a combination of cash on hand and borrowings under the Company's revolving credit facility (LIBOR-based, variable rate facility). Therefore, LIBOR-based variable rate payments are only expected to occur on forecasted borrowings under the Company's revolving credit facility and only during the period of time these borrowings are expected to be outstanding. The AOCI balance as of March 30, 2013 was $1.9 million and is expected to be amortized to interest expense over the next 9 months.
Under the terms of the swap agreements, the Company pays the independent swap counterparties a fixed rate of approximately 5.6% and the swap counterparties pay the Company an interest rate equal to three-month LIBOR. As of March 30, 2013, the fair value of the interest rate swaps was $16.4 million and is included in other long-term liabilities on the condensed consolidated balance sheet. The Company does not intend to liquidate the swap agreements and will therefore continue to make and receive payments under the swaps through June 15, 2014. Beginning on the date the interest rate swaps were dedesignated, changes in the fair value of the interest rate swaps will be recorded to other expense, net, in the condensed consolidated statement of income. Such amounts were not material for the three and six months ended March 30, 2013.
Fair Value Hedge

The Company has $500 million of fixed-rate senior notes (the "2019 Notes") outstanding as of March 30, 2013 and has an interest rate swap with a single counterparty to hedge its exposure to changes in the fair value of the notes resulting from fluctuations in interest rates. The swap agreement, with a notional amount of $500 million and an expiration date of May 15, 2019, effectively converts these notes from fixed-rate debt to variable-rate debt. Pursuant to the interest rate swap, the Company pays the swap counterparty a variable rate equal to the three-month LIBOR plus a spread and receives a fixed rate of 7.0% from the swap counterparty. Consistent with the Company's ability to call the 2019 Notes beginning in May 2014, the swap counterparty has the unilateral right to terminate the swap beginning in June 2014 and pay the Company a market termination fee. In accordance with ASC Topic 815, the interest rate swap is accounted for as a fair value hedge and is exempt from periodic assessment of hedge effectiveness. Therefore, the change in the fair value of the 2019 Notes resulting from changes in interest rates is assumed to be equal and opposite to the change in the fair value of the interest rate swap. As of March 30, 2013, the fair value of the interest rate swap was $34.0 million and is included in other non-current assets and long-term debt on the condensed consolidated balance sheet.

Foreign Exchange Rate Risk

Forward contracts on various foreign currencies are used to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in foreign currencies. The Company's primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	March 30, 2013	September 29, 2012
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$117,651	$123,050
Number of contracts	55	49
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$216,232	$292,469
Number of contracts	38	33

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts have maturities of up to two months and are not designated as accounting hedges under ASC Topic 815. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other expense, net, in the condensed consolidated statements of income. For the three and six months ended March 30, 2013, the Company recorded a gain of $0.9 million and a loss of $1.8 million, respectively, associated with these forward contracts. For the three and six months ended March 31, 2012, the Company recorded a loss of $0.6 million and a gain of $4.6 million, respectively, associated with these forward contracts. From an economic perspective, gains and losses on forward contracts substantially offset gains and losses on the underlying hedged items for both periods presented herein.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivative instruments representing hedge ineffectiveness are recognized in current earnings. Other than ineffectiveness of $14.9 million recognized in the first quarter of 2013 in connection with a dedesignation of interest rate swaps, the amount of ineffectiveness on a quarterly basis has been immaterial. As of March 30, 2013, AOCI related to foreign currency forward contracts was not material.

The following table presents the effect of cash flow hedging relationships on the Company's condensed consolidated statements of operations:

Derivative Type and Income Statement Location	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)				Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(In thousands)
Interest rate swaps - Other expense, net	$—	$—	$—	$—	$—	$—	$—	$—	$(14,903)	$—
Interest rate swaps - Interest expense	$—	$(1,565)	$96	$(1,492)	$(1,932)	$(3,200)	$(4,958)	(6,513)	—	—
Foreign currency forward contracts - Cost of sales	103	(209)	262	(1,410)	98	(429)	102	(1,380)	—	—
Total	$103	$(1,774)	$358	$(2,902)	$(1,834)	$(3,629)	$(4,856)	(7,893)	(14,903)	—

Note 5. Debt

Long-term debt consisted of the following:

	As of
	March 30, 2013	September 29, 2012
	(In thousands)
Senior Floating Rate Notes due 2014 ("2014 Notes")	$—	$257,410
Secured Debt due 2015	40,000	40,000
Senior Notes due 2019	500,000	500,000
Fair value adjustment (1)	34,046	39,954
Total	$574,046	$837,364

(1) Represents fair value hedge accounting balance related to interest rate swaps. See Note 4 for discussion.

During the second quarter of 2013, the Company redeemed all $257.4 million of its outstanding 2014 Notes at par plus accrued interest and incurred a loss of $1.4 million, consisting primarily of the write-off of unamortized debt issuance costs.

Other than the Company's secured debt due in 2015, the Company's debt agreements do not contain financial covenants currently applicable to the Company, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. The Company's secured debt due in 2015 requires the Company to maintain a minimum fixed charge coverage ratio during its term. The Company was in compliance with these covenants as of March 30, 2013.

Short-term debt

The Company has a $300 million secured asset-backed revolving credit facility. Borrowings under this facility bear interest, at the Company's option, at a rate equal to LIBOR or a base rate equal to Bank of America, N.A.'s announced prime rate, in each case plus a spread. The facility expires on March 16, 2017. As of March 30, 2013, $100 million of borrowings and $23.3 million of letters of credit were outstanding.

During the second quarter of 2013, one of the Company's subsidiaries in China entered into a $100 million unsecured working capital loan facility to replace a $50 million facility. As of March 30, 2013, the Company had a total of $184 million of short-term borrowing facilities under its foreign subsidiaries, under which $59.9 million was outstanding. Borrowings under these facilities bear interest at a rate equal to LIBOR plus a spread. These facilities expire at various dates through the second quarter of 2015.

Note 6. Commitments and Contingencies

Litigation and other contingencies. From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of March 30, 2013 and September 29, 2012, the Company had reserves of $20.8 million and $18.5 million, respectively, for environmental matters, litigation and other contingencies, excluding reserves for uncertain tax positions, which the Company believes is adequate. Such reserves are included in accrued liabilities and other long-term liabilities on the consolidated balance sheet.

As of March 30, 2013, the Company had approximately $8.0 million of exposure, consisting of accounts receivable and inventory, with a certain customer that is experiencing financial difficulties. The customer recently filed for bankruptcy in the U.S. The Company's exposure is with certain of the customer's foreign subsidiaries which are not part of the bankruptcy filing and which are currently expected to continue to operate in the ordinary course of business. The Company has reserved $6.0 million of this exposure, $5.1 million of which was provided in the first quarter of 2013, and continues to monitor this situation closely.

The Company is subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including those addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of materials. As of March 30, 2013, the Company is a party to a regulatory agency order with respect to a former site and has recorded a liability for this matter, representing the Company's current estimate of the costs required to assess and remediate the site. The Company believes it is reasonably possible that it will incur additional costs related to this matter, but cannot reasonably estimate such amount at this time.

Warranty Reserve. The following table presents information with respect to warranty reserves, which are included in accrued liabilities on the condensed consolidated balance sheets:

	As of
	March 30, 2013	March 31, 2012
	(In thousands)
Beginning balance — end of prior year	$14,649	$15,672
Additions to accrual	3,757	3,160
Utilization of accrual	(3,871)	(3,973)
Ending balance — current quarter	$14,535	$14,859

Note 7. Restructuring

Restructuring Plans — 2012

In 2012, the Company initiated restructuring plans related to plant closures and business reorganizations. Costs associated with these plans are expected to be $26.0 million and to include employee severance, costs related to facilities, asset impairment charges and other exit costs. In connection with actions taken to date under these plans, the Company recorded employee termination benefits of $13.4 million for 2,150 employees, of which $1.0 million was recorded during the second quarter of 2013, $3.2 million of costs related to facilities, of which $1.5 million was recorded during the second quarter of 2013, and $4.5 million of asset impairment charges, of which $1.0 million was recorded during the second quarter of 2013. These plans are expected to be completed in 2013. As of March 30, 2013, $5.5 million of severance remains payable and is expected to be paid in 2013.

Restructuring Plans — Prior to 2012

Due to completion of all actions under restructuring plans initiated prior to 2012 and immateriality of the remaining accrual balance related to such plans, these plans have been combined for disclosure purposes. In connection with these plans, the Company expects to incur restructuring costs in future periods associated primarily with vacant facilities until such time as those facilities have been sold or leased to third parties. The Company recorded no employee termination benefits or asset impairment charges and $3.4 million of costs related to facilities during the second quarter of 2013.

Costs incurred with respect to facilities consist primarily of (1) costs to maintain vacant facilities that are owned until such facilities can be sold and (2) the portion of the Company's lease payments that have not been recovered due to the absence of sublease income for vacant leased properties.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts for the above plans:

	2012 Restructuring Plan	Prior to 2012 Restructuring Plan	Total
	(In thousands)
Accrual balance at September 29, 2012	$10,301	$4,691	$14,992
Employee severance and benefits	1,830	180	2,010
Leases and facilities shutdown costs	2,009	4,375	6,384
Non-cash charges	1,680	798	2,478
Total restructuring charges	5,519	5,353	10,872
Cash paid for employee terminations	(6,628)	(399)	(7,027)
Cash paid for leases and facilities shutdown costs	(1,993)	(4,622)	(6,615)
Non-cash charges	(1,680)	(798)	(2,478)
Total charges utilized / payments	(10,301)	(5,819)	(16,120)
Accrual balance at March 30, 2013	$5,519	$4,225	$9,744

The Company's IMS segment incurred restructuring costs under all restructuring plans of $2.6 million and $4.2 million for the three and six months ended March 30, 2013, respectively. For the three and six months ended March 31, 2012, restructuring costs incurred for the Company's IMS segment was $4.3 million and $7.2 million, respectively.

Note 8. Stockholder's Equity

Accumulated other comprehensive income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	March 30, 2013	September 29, 2012
	(In thousands)
Foreign currency translation adjustments	$107,382	$107,720
Unrealized holding losses on derivative financial instruments (1)	(5,393)	(25,510)
Unrecognized net actuarial loss and transition cost	(19,054)	(18,731)
Total	$82,935	$63,479

(1) The net unrealized loss on derivative financial instruments is primarily related to interest rate swap agreements associated with certain debt. See Note 4 for discussion of change in balance from September 29, 2012. Additionally, amount includes a residual tax effect of $3.3 million in both periods.

Stock repurchase program

During the second quarter of 2013, the Company's Board of Directors authorized the Company to repurchase up to $100 million of the Company's common stock at prevailing market prices or in privately negotiated transactions. The common stock repurchase program has no expiration date and no purchases were made during the three months ended March 30, 2013.

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

The Company's operations are managed as two businesses: Integrated Manufacturing Solutions (IMS) and Components, Products and Services (CPS). The Company's CPS business consists of multiple operating segments which do not meet the quantitative threshold for being presented as reportable segments. Therefore, financial information for these operating segments are presented in a single category entitled "CPS" and the Company has only one reportable segment - IMS.

The following table presents information for the following periods:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(In thousands)
Gross sales:
IMS	$1,159,005	$1,184,354	$2,362,640	$2,419,040
CPS	309,464	314,440	637,081	618,409
Intersegment revenue	(40,827)	(35,712)	(77,134)	(72,001)
Net sales	$1,427,642	$1,463,082	$2,922,587	$2,965,448

Gross profit:
IMS	$69,365	$77,813	$139,284	$162,352
CPS	32,551	29,843	63,920	55,340
Total	101,916	107,656	203,204	217,692
Unallocated items (1)	(1,612)	(1,308)	(5,972)	(2,319)
Total	$100,304	$106,348	$197,232	$215,373

(1) Represents amounts associated with items that management excludes from its measure of gross profit. These items include stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and similar items that either occur infrequently or are of a non-operational nature.

Net sales by geographic segment, determined based on the country in which a product is manufactured, was as follows:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(In thousands)
Net sales
Domestic	$260,911	$285,638	$520,565	$563,512
Mexico	344,391	319,496	687,413	609,133
China	351,236	390,566	766,213	841,803
Other international	471,104	467,382	948,396	951,000
Total	$1,427,642	$1,463,082	$2,922,587	$2,965,448

Percentage of net sales represented by ten largest customers	50.3%	47.4%	49.5%	48.2%
Number of customers representing 10% or more of net sales	1	—	—	1

Note 10. Earnings Per Share

Basic and diluted amounts per share are calculated by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(In thousands, except per share data)
Numerator:
Net income (loss)	$21,191	$(1,439)	$21,812	$7,136

Denominator:
Weighted average shares used in computing per share amount:
—Basic	82,543	81,225	82,226	81,059
—Diluted	84,683	81,225	84,369	83,511

Net income (loss)per share:
—Basic	$0.26	$(0.02)	$0.27	$0.09
—Diluted	$0.25	$(0.02)	$0.26	$0.09

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(In thousands)
Potentially Dilutive Securities:
Employee stock options	7,614	11,391	8,529	7,583
Restricted stock units	6	2,198	5	360
Total	7,620	13,589	8,534	7,943

Note 11. Stock-Based Compensation

Stock compensation expense was attributable to:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(In thousands)
Stock options	$2,757	$2,547	$5,374	$5,002
Restricted stock units	1,585	1,982	3,634	3,591
Total	$4,342	$4,529	$9,008	$8,593

Stock compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(In thousands)
Cost of sales	$1,291	$983	$2,631	$1,890
Selling, general and administrative	3,004	3,519	6,299	6,649
Research and development	47	27	78	54
Total	$4,342	$4,529	$9,008	$8,593

During the second quarter of 2013, the Company's stockholders approved the reservation of an additional 1.7 million shares of common stock for future issuance under the Company's 2009 Incentive Plan. As of March 30, 2013, an aggregate of

16.6 million shares were authorized for future issuance under the Company's stock plans, of which 13.0 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3.6 million shares of common stock were available for future grant.

Stock Options

Assumptions used to estimate the fair value of stock options granted were as follows:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Volatility	84.7%	85.8%	85.4%	85.6%
Risk-free interest rate	0.8%	0.9%	0.7%	0.9%
Dividend yield	—%	—%	—%	—%
Expected life of options (years)	5.0	5.0	5.0	5.0

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding, September 29, 2012	11,275	13.15	6.54	18,548
Granted	900	8.54
Exercised/Cancelled/Forfeited/Expired	(366)	8.97
Outstanding, December 29, 2012	11,809	12.93	6.57	23,083
Granted	50	11.78
Exercised/Cancelled/Forfeited/Expired	(445)	8.88
Outstanding, March 30, 2013	11,414	13.08	6.30	31,538
Vested and expected to vest, March 30, 2013	10,982	13.21	6.20	30,514
Exercisable, March 30, 2013	8,050	14.46	5.35	23,044

The weighted-average grant date fair value of stock options granted during the three and six months ended March 30, 2013 was $7.80 per share and $5.83 per share, respectively. The weighted-average grant date fair value of stock options granted during the three and six months ended March 31, 2012 was $7.36 per share and $5.96 per share, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company's closing stock price on the date indicated.

As of March 30, 2013, unrecognized compensation expense related to stock options was $20.1 million, and is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Units

The Company grants restricted stock units to executive officers, directors and certain management employees. These units vest over periods ranging from one to four years and are exchanged for shares of common stock at the vesting date. Compensation expense associated with these units is recognized ratably over the vesting period.

As of March 30, 2013, unrecognized compensation expense related to restricted stock units was $10.4 million, and is expected to be recognized over a weighted average period of 1.7 years. Additionally, as of March 30, 2013, unrecognized compensation expense related to performance based restricted stock units was $2.7 million. No expense has been recorded for these performance based restricted stock units to date as achievement of performance criteria is not considered probable.

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding, September 29, 2012	2,230	9.51	1.08	21,272
Granted	760	8.53
Vested/Cancelled	(1,384)	7.30
Outstanding, December 29, 2012	1,606	10.94	2.56	16,561
Granted	106	11.85
Vested/Cancelled	(152)	11.36
Outstanding, March 30, 2013	1,560	10.96	2.35	18,487
Expected to vest, March 30, 2013	1,068	11.58	1.90	12,656

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenues or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the financial impact of customer bankruptcies; any statements regarding our expectations for future interest expense; any statements regarding timing of closing of future cash outlays for and benefits of acquisitions; any statements about future repurchases or redemptions of debt and stock; any statements concerning the adequacy of our liquidity; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties contained in or incorporated from Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

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

2) Components, Products and Services (CPS), consisting of Components, which includes interconnect systems (printed circuit board fabrication and backplane and cable assemblies) and mechanical systems (enclosures, precision machining and plastic injection molding); Products, which includes memory and solid state drive products from Viking Technology; products from SCI Technology for use in the defense and aerospace industry and storage products from Newisys; and Services, which includes design, engineering, logistics and repair services.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. These include companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and growing our revenues has been challenging. For example, our revenues have been in the range of $6.1 billion to $6.6 billion for the last three years. Additionally, growing and leveraging our components businesses to improve our operating margins continues to be challenging. We continue to address these challenges, on both a short-term and long-term basis. We have experienced fluctuations in our results of operations in the past and may continue to experience such fluctuations in the future.

During 2012 and the first half of 2013, we reduced our net debt obligations by approximately $500 million, which has resulted in significant interest expense savings. For example, interest expense for the first half of 2013 was $23.5 million, compared to $42.2 million for the same period in 2012. Although these redemptions have reduced our interest expense and improved our operating results, these actions have also reduced our total sources of liquidity by approximately $100 million over the same time period, primarily due to amounts borrowed under our asset-backed revolving credit facility. In addition to our current sources of liquidity, we believe we have sufficient access to additional sources of capital should the need arise.

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented 50.3% and 49.5% of our net sales for the three and six months ended March 30, 2013, respectively. Sales to our ten largest customers represented 47.4% and 48.2% of our net sales for the three and six months ended March 31, 2012, respectively. One customer represented more than 10% of our net sales for the three months ended March 30, 2013 and the six months ended March 31, 2012. Additionally, no customer represented 10% or more of our net sales for the three months ended March 31, 2012 or the six months ended March 30, 2013.

We typically generate approximately 80% of our net sales from products manufactured in international locations. The concentration of international operations has resulted primarily from a desire on the part of many of our customers to move production to lower cost locations such as Asia, Latin America and Eastern Europe.

Historically, we have had substantial recurring sales from existing customers. We typically enter into supply agreements with our major OEM customers. These agreements generally have terms ranging from three to five years and cover the manufacture of a range of products. Under these agreements, a customer typically agrees to purchase its requirements for specific products in particular geographic areas from us. These agreements generally do not obligate the customer to purchase minimum quantities of products. In some circumstances, our supply agreements with customers provide for cost reductions objectives during the term of the agreement, which can have the effect of reducing revenue and profitability from such engagements.

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

Results of Operations

Key operating results

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(In thousands)
Net sales	$1,427,642	$1,463,082	2,922,587	2,965,448
Gross profit	$100,304	$106,348	197,232	215,373
Operating income	$45,798	$30,208	77,260	69,896
Net income	$21,191	$(1,439)	21,812	7,136

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	March 30, 2013	March 31, 2012	Increase/(Decrease)		March 30, 2013	March 31, 2012	Increase/(Decrease)
Communications	$691,920	$662,768	$29,152	4.4%	$1,380,135	$1,331,392	$48,743	3.7%
Industrial, defense and medical	380,937	368,153	12,784	3.5%	751,003	744,568	6,435	0.9%
Enterprise computing and storage	194,210	240,687	(46,477)	(19.3)%	424,954	473,980	(49,026)	(10.3)%
Multimedia	160,575	191,474	(30,899)	(16.1)%	366,495	415,508	(49,013)	(11.8)%
Total	$1,427,642	$1,463,082	$(35,440)	(2.4)%	$2,922,587	$2,965,448	$(42,861)	(1.4)%

Net sales decreased from $1.46 billion in the second quarter of 2012, to $1.43 billion in the second quarter of 2013, a decrease of 2.4%. Net sales decreased from $2.97 billion for the six months ended March 31, 2012, to $2.92 billion for the six months ended March 30, 2013, a decrease of 1.4%. Sales to customers in our communications end market increased primarily as a result of improved demand for optical and wireless communications products, both for established programs and new program wins. Sales to customers in our enterprise computing and storage and multimedia end markets decreased primarily as a result of reduced demand from existing customers and the wind down of certain customer programs.

Gross Margin

Gross margin decreased to 7.0% for the second quarter of 2013, from 7.3% for the second quarter of 2012. Gross margin decreased to 6.7% for six months ended March 30, 2013, from 7.3% for the six months ended March 31, 2012. The decrease for both periods was primarily attributable to deterioration in our IMS segment's gross margin resulting from lower business volume and costs associated with new program ramp-ups, partially offset by margin improvement in our CPS segment, particularly in our global services business, resulting from increased business volume.

We expect gross margins to continue to fluctuate based on overall production and shipment volumes and changes in the mix of products demanded by our major customers. Fluctuations in our gross margins may also be caused by a number of other factors, some of which are outside of our control, including (a) greater competition in the EMS industry and pricing pressures from OEMs due to greater focus on cost reduction; (b) provisions for excess and obsolete inventory that we are not able to charge back to a customer or sales of inventories previously written down; (c) changes in operational efficiencies; (d) any increases in the cost of electronic components resulting from economic conditions, supply chain interruptions or otherwise; and (e) our ability to transition manufacturing and assembly operations to lower cost regions in an efficient manner.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses decreased $3.9 million, from $62.9 million, or 4.3% of net sales, in the second quarter of 2012 to $59.0 million, or 4.1% of net sales, in the second quarter of 2013. Selling, general and administrative expenses decreased $3.3 million, from $122.1 million, or 4.1% of net sales, in the six months ended March 31, 2012 to $118.8 million, or 4.1% of net sales, in the six months ended March 30, 2013. The decrease for the three month period was primarily due to lower incentive compensation expense and decreased bad debt expense. The decrease for the six month period was primarily due to lower incentive compensation expense.

Research and Development

Research and development expenses increased slightly from $5.9 million, or 0.4% of net sales, in the second quarter of 2012 to $6.0 million, or 0.4% of net sales, in the second quarter of 2013. Research and development expenses increased from $10.1 million, or 0.3% of net sales, in the six months ended March 31, 2012 to $11.4 million, or 0.4% of net sales, in the six months ended March 30, 2013. The increase for the six months period was primarily attributable to expenditures on new storage projects in our Newisys business.

Restructuring

Restructuring Plans — 2012

In 2012, we initiated restructuring plans related to plant closures and business reorganizations. Costs associated with these plans are expected to be $26.0 million and to include employee severance, costs related to facilities, asset impairment charges and other exit costs. In connection with actions taken to date under these plans, we recorded employee termination benefits of $13.4 million for 2,150 employees, of which $1.0 million was recorded during the second quarter of 2013, $3.2 million of costs related to facilities, of which $1.5 million was recorded during the second quarter of 2013, and $4.5 million of asset impairment charges, of which $1.0 million was recorded during the second quarter of 2013. These plans are expected to be completed in 2013. As of March 30, 2013, $5.5 million of severance remains payable and is expected to be paid in 2013.

Restructuring Plans — Prior to 2012

Due to completion of all actions under restructuring plans initiated prior to 2012 and immateriality of the remaining accrual balance related to such plans, these plans have been combined for disclosure purposes. In connection with these plans, we expect to incur restructuring costs in future periods associated primarily with vacant facilities until such time as those facilities have been sold or leased to third parties. We recorded no employee termination benefits or asset impairment charges and $3.4 million of costs related to facilities during the second quarter of 2013.

Costs incurred with respect to facilities consist primarily of (1) costs to maintain vacant facilities that are owned until such facilities can be sold and (2) the portion of our lease payments that have not been recovered due to the absence of sublease income for vacant leased properties.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts for the above plans:

	2012 Restructuring Plan	Prior to 2012 Restructuring Plan	Total
	(In thousands)
Accrual balance at September 29, 2012	$10,301	$4,691	$14,992
Employee severance and benefits	1,830	180	2,010
Leases and facilities shutdown costs	2,009	4,375	6,384
Non-cash charges	1,680	798	2,478
Total restructuring charges	5,519	5,353	10,872
Cash paid for employee terminations	(6,628)	(399)	(7,027)
Cash paid for leases and facilities shutdown costs	(1,993)	(4,622)	(6,615)
Non-cash charges	(1,680)	(798)	(2,478)
Total charges utilized / payments	(10,301)	(5,819)	(16,120)
Accrual balance at March 30, 2013	$5,519	$4,225	$9,744

Our IMS segment incurred restructuring costs under all restructuring plans of $2.6 million and $4.2 million for the three and six months ended March 30, 2013, respectively. For the three and six months ended March 31, 2012, restructuring costs incurred for our IMS segment was $4.3 million and $7.2 million, respectively.

Asset Impairments

We recorded $1.1 million of asset impairment charges for the three and six months ended March 30, 2013 and recorded $1.0 million and $2.1 million for the three and six months ended March 31, 2012, respectively. The asset impairment charges were related to declines in the fair value of certain properties being marketed for sale below the carrying amount of such properties.

Gain on Sales of Long-lived Assets

We recognized a gain of $19.0 million and $23.2 million for the three and six months ended March 30, 2013, respectively, from the sales of certain properties. We did not recognize any such gains for the three and six months ended March 31, 2012.

Interest Expense

Interest expense decreased $10.0 million, from $20.4 million for the second quarter of 2012 to $10.4 million for the second quarter of 2013, primarily due to interest savings of $10.1 million from the redemption of $400 million of our 2016 Notes in 2012 and $257.4 million of our 2014 Notes in 2013. Interest expense decreased $18.7 million, from $42.2 million for the six months ended March 31, 2012 to $23.5 million for the six months ended March 30, 2013, primarily due to interest savings of $18.6 million from the redemption of both the 2016 Notes and the 2014 Notes mentioned above.

Other Expense, net

The following table presents the major components of other income (expense), net:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(In thousands)
Foreign exchange losses	$(499)	$(47)	$(1,073)	$(1,886)
Loss on extinguishments of debt	(1,401)	(6,461)	(1,401)	(6,461)
Loss on interest rate swap dedesignation	—	—	(14,903)	—
Other, net	423	1,667	978	1,988
Total	$(1,477)	$(4,841)	$(16,399)	$(6,359)

We have interest rate swaps with an aggregate notional amount of $257 million that were entered into in 2007 to hedge LIBOR-based variable rate interest payments expected to occur through June 15, 2014. During the first quarter of 2013, we determined, based on our intention of redeeming $257.4 million of our 2014 Notes, that it was no longer probable that LIBOR-based, variable rate interest payments would occur on $257 million of debt through June 15, 2014. Accordingly, we dedesignated our interest rate swaps in their entirety in the first quarter of 2013 and recorded a charge of $14.9 million to other expense, net, representing the portion of the value of the interest rate swaps previously recorded in accumulated other comprehensive income (AOCI) for which it was no longer probable that LIBOR-based variable rate interest payments would occur. During the second quarter of 2013, we redeemed our 2014 Notes in full using a combination of cash on hand and borrowings under our revolving credit facility (LIBOR-based, variable rate facility). Therefore, LIBOR-based variable rate payments are only expected to occur on forecasted borrowings under our revolving credit facility and only during the period of time these borrowings are expected to be outstanding.
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

Our provision for income taxes for the three months ended March 30, 2013 and March 31, 2012 was $13.0 million and $6.9 million, respectively, and $16.0 million and $14.9 million for the six months ended March 30, 2013 and March 31, 2012, respectively. The increase for both periods was primarily due to a significant increase in pre-tax income and the jurisdictional mix of where our income was earned.

Liquidity and Capital Resources

	Six Months Ended
	March 30, 2013	March 31, 2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$161,753	$46,723
Investing activities	(14,763)	(40,187)
Financing activities	(143,479)	(181,705)
Effect of exchange rate changes on cash and cash equivalents	(1,187)	(700)
Increase (decrease) in cash and cash equivalents	$2,324	$(175,869)

Key liquidity performance measures

	Three Months Ended
	March 30, 2013	September 29, 2012
Days sales outstanding (1)	56	58
Inventory turns (2)	6.7	7.1
Accounts payable days (3)	58	57
Cash cycle days (4)	52	52

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

Cash and cash equivalents were $411.9 million at March 30, 2013 and $409.6 million at September 29, 2012. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, redemptions and repurchases of debt and capital stock, and other factors. Our working capital was $0.9 billion as of March 30, 2013 and $1.1 billion as of September 29, 2012.

Net cash provided by operating activities was $161.8 million and $46.7 million for the six months ended March 30, 2013 and March 31, 2012, respectively. Cash flows from operating activities consist of: 1) net income adjusted to exclude non-cash items such as depreciation and amortization, stock-based compensation expense, losses from swap dedesignations, etc., and 2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities.

During the six months ended March 30, 2013, we generated $73.3 million of cash from net income, excluding non-cash items, and also generated $88.5 million of cash from a reduction of net operating assets, resulting primarily from decreases in accounts receivable and inventory of $130.6 million and $28.3 million, respectively, partially offset by a decrease in accounts payable of $76.0 million. These decreases were due primarily to decreased business volume in the first half of 2013. Although our DPO and DSO were fairly consistent for the three months ended March 30, 2013 and September 29, 2012, our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments and purchases, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

Net cash used in investing activities was $14.8 million and $40.2 million for the six months ended March 30, 2013 and March 31, 2012, respectively. During the six months ended March 30, 2013, we used $43.5 million of cash for capital expenditures and received proceeds of $28.8 million primarily from the sales of certain properties. During the six months ended March 31, 2012, we used $40.7 million of cash for capital expenditures, made payments of $2.0 million in connection with a previous business combination, and received proceeds of $2.5 million primarily from the sales of certain properties.

Net cash used in financing activities was $143.5 million and $181.7 million for the six months ended March 30, 2013 and March 31, 2012, respectively. During the six months ended March 30, 2013, we redeemed $257.4 million of long-term debt, received $110.2 million of net proceeds from short-term borrowings and reduced our restricted cash by $3.3 million. During the six months ended March 31, 2012, we redeemed $150.0 million of long-term debt, reduced our restricted cash by $3.5 million and repaid $30.2 million of short-term debt.

Other Liquidity Matters

During 2012 and first half 2013, we reduced our net debt obligations by approximately $500 million, which has resulted in significant interest expense savings. For example, interest expense for the first half of 2013 was $23.5 million, compared to $42.2 million for the same period in 2012. Although these redemptions have reduced our interest expense and improved our operating results, these actions have also reduced our total sources of liquidity by approximately $100 million over the same time period, primarily due to amounts borrowed under our asset-backed revolving credit facility. After giving effect to these redemptions, our next long-term debt maturity in the amount of $40 million will be in 2015, after which our next long-term debt maturity in the amount of $500 million will be in 2019. We may consider early redemptions of our debt in future periods, using either our existing cash or proceeds from additional debt or equity financings.

In March 2013, our Board approved a $100 million stock repurchase program with no expiration date. The timing of repurchases made under the program will depend upon capital needs to support the growth of our business, market conditions and other factors. Although the stock repurchase program is designed to increase stockholder value, purchases of shares made under this program will reduce our liquidity.

Beginning in May 2014, the interest rate swap on our 2019 Notes can be terminated at the option of the swap counterparty upon payment to us of a market termination fee. In such a case, we would no longer pay a variable rate of interest on such notes but would instead pay a fixed rate of 7%, which could be higher than the variable rate at the time of termination.

Other than our $40 million loan which used certain of our real property as collateral, our debt agreements do not contain financial covenants currently applicable to us, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Our $40 million loan requires us to maintain a minimum fixed charge coverage ratio during its term. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants would otherwise restrict, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt as well as all amounts payable under our interest rate swaps on such debt, if any, could become immediately due and payable and the incurrence of additional debt under our asset-backed revolving credit facility would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business. As of March 30, 2013, we were in compliance with these covenants.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental and employee matters and examinations by government agencies. As of March 30, 2013, we had accrued liabilities of $20.8 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these accruals will be sufficient to fully satisfy our contingent liabilities.

As of March 30, 2013, we had a liability of $81.6 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability. Additionally, we are unable to reliably estimate when cash settlement may occur.

We have entered into, and continue to enter into, various transactions that periodically require collateral. These obligations have historically arisen from customs, import/export, VAT, utility services, debt financing, foreign exchange contracts and interest rate swaps. We have collateralized, and may from time to time collateralize, such obligations as a result of counterparty requirements or for economic reasons. As of March 30, 2013, we had posted collateral of $8.7 million in the form of cash against certain of our collateralized obligations. Cash used for collateral is not available for other purposes.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness, redemptions of our outstanding debt and repurchases of common stock. Our primary sources of liquidity as of March 30, 2013 included (1) cash of $411.9 million; (2) our $300 million asset-backed revolving credit facility, of which $176.7 million, net of letters of credit and outstanding borrowings, was available as of March 30, 2013; (3) foreign short-term borrowing facilities of $184 million, of which $124.1 million was available as of March 30, 2013; and (4) cash generated from operations. In addition, we are actively marketing a portfolio of surplus real estate with an aggregate list price of over $80 million. Proceeds from the sales of properties in this portfolio will provide additional liquidity. However, there can be no assurance as to the amounts that may actually be raised or the exact timing of any such payments.

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

As of March 30, 2013, approximately 44% of our cash balance was held by our foreign subsidiaries. Should we choose or need to remit cash to the United States, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with cash available under our United States credit facility and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. In addition, there have been no material changes to our contractual obligations or commitments during the quarter ended March 30, 2013, other than the redemption of the remaining $257.4 million of our 2014 Notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. As of March 30, 2013, we had no short-term investments.

As of March 30, 2013, we had $540.0 million of long-term debt, of which $40.0 million bears interest at a floating rate and $500.0 million of fixed rate debt has been converted to variable rate debt through the use of an interest rate swap. Accordingly, our exposure to interest rates is limited to variable rate long-term debt of $540.0 million and $159.9 million of variable-rate short-term borrowings outstanding as of March 30, 2013. An immediate 10% change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts typically have maturities of up to two months and are not designated as part of a hedging relationship in accordance with ASC Topic 815. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the condensed consolidated statements of operations. As of March 30, 2013, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $216.2 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted sales denominated in currencies other than those used to pay for materials and labor and (2) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $117.7 million as of March 30, 2013.

The net impact of an immediate 10% change in exchange rates would not be material to our condensed consolidated financial statements, provided we accurately forecast and estimate our foreign currency exposure. If such forecasts are materially inaccurate, we could incur significant gains or losses.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, within the Company have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 30, 2013, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 23, 2008, the Orange County Water District filed suit against Sanmina Corporation and 17 other defendants in California Superior Court for Orange County alleging that the defendants' actions had polluted groundwater managed by the plaintiff. The complaint sought recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff's control. Sanmina has disputed the plaintiff's claims and asserted various defenses. On April 9, 2013, the Superior Court ruled in favor of Sanmina's motion for summary adjudication dismissing it from the suit. The ruling is subject to appeal.

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
 We cannot accurately predict future levels of demand for our customers' electronics products. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows. Beginning in the fourth quarter of calendar 2011 and continuing through the second quarter of 2013, adverse worldwide economic conditions led to challenging conditions in the electronics industry. A number of factors, including price instability, the availability and cost of credit, high global unemployment and concerns about the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations have slowed global economic growth in many countries. These conditions resulted in our customers delaying purchases or placing purchase orders for lower volumes of products than previously experienced or anticipated. Such conditions could also cause a reduction in orders from our customers or potential customers due to a reduced availability of credit and the insolvency of one or more customers or suppliers. Any of these factors could reduce our revenues, increase our costs and decrease our liquidity.

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

Many of the industries for which we provide products have previously experienced significant financial difficulty, with some of the participants filing for bankruptcy. Such financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand from these financially distressed customers, the lengthening of customer payment terms, the potential inability of these companies to make full payment on amounts owed to us or to purchase inventory we acquired to support their businesses. For example, during the first quarter of 2013, we recorded charges of $5.1 million relating to a distressed customer. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy laws. We do not carry insurance against the risk of customer default on their payment obligations to us.

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

Our ability to make capital expenditures and pay down debt and the extent to which we need to utilize our borrowing facilities depends in large part on our ability to generate cash from operations. Cash generated from operations is highly variable. For example, during 2010, we used $78 million of cash in operating activities, in 2011 and 2012 we generated over $200 million in cash from operating activities in each year and during the first six months of fiscal 2013, we generated $162 million in cash from operating activities. Our cash generated by or used in operations is impacted by a number of variables, including our growth and profitability, customer and supplier payment terms, timeliness of customer payments to us and the extent to which we need to increase inventories in response to customer forecasts. To the extent our cash from operations fluctuates significantly in the future, our ability to make investments in our business and reduce our debt could be adversely impacted.

Our strategy to pursue higher margin business depends in part on the success of our Components, Products and Services (CPS) business, which, if not successful, could cause our future gross margins and operating results to be lower.

A key part of our strategy is to grow our CPS business, which includes printed circuit boards, backplane and cable assemblies, mechanical systems, memory, defense and aerospace and enterprise computing products and design, engineering, logistics and repair services. A decrease in orders for these products and services can have a disproportionately adverse impact on our profitability since these products and services generally carry higher than average contribution margins. In addition, in order to grow this portion of our business profitability, we must continue to make substantial investments in the development of our product development capabilities, research and development activities, test and tooling equipment and skilled personnel, all of which reduce our operating results in the short term. The success of our CPS business also depends on both our ability to increase sales of our proprietary products, cause our customers to agree to purchase our components for use in the manufacture of their products and expand the number of our customers who contract for our design, engineering, logistics and repair services. We may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards demanded by our customers, as well as in qualifying our components for use in our customers' designs. Our proprietary products and design, engineering, logistics and repair services must compete with products and services offered by established vendors which focus solely on development of similar technologies or the provision of similar services. Any of these factors could cause our CPS revenue and margins to be less than expected, which would have an overall adverse and potentially disproportionate effect on our revenues and profitability.

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

We realize a substantial portion of our revenues from communications equipment customers. This market is highly competitive, particularly in the area of price. Should any of our larger customers in this market fail to effectively compete with their competitors, they could reduce their orders to us or experience liquidity difficulties, either of which would have the effect of reducing our revenue and net income, perhaps substantially. Revenue from our multimedia business, which is driven primarily by sales of set-top boxes, could decline as more content is delivered over the internet or through alternative methods and not through set-top boxes, particularly in the U.S. or Europe. In addition, in the case of our defense business, implementation of the United States budget sequester or other budget actions and the scheduled withdrawal of armed forces from Afghanistan could result in a decrease in defense spending, which in turn could cause a reduction or delay in orders placed by the government or defense contractors for products manufactured by our defense and aerospace (DAS) division. Since such products carry higher margins than many of our other products and services, such a decrease would disproportionately reduce our gross margin and profitability. There can be no assurance that we will not experience declines in demand in these or other areas in the future.

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

We may be unable to generate sufficient liquidity to reduce our debt levels or maintain or expand our operations, which may cause our stock price to fall and reduce the business our customers and vendors do with us; we could experience losses if one or more financial institutions holding our funds were to fail.

Our liquidity is dependent on profitability and business volume which affects working capital, including inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers to payment terms granted to our customers, investments in facilities and equipment, acquisitions, repayments and redemptions of our outstanding indebtedness and repurchases of our common stock. In order to improve our liquidity, during the second quarter of 2012, we renewed and increased our asset-backed revolving credit facility increasing the facility to $300 million, under which we could borrow $176.7 million, net of letters of credit and outstanding borrowings, as of March 30, 2013 and in the fourth quarter of 2012, we borrowed $40 million secured by our corporate headquarters. We also have $184 million in short-term financing facilities of which $124.1 million remained available to be borrowed as of March 30, 2013. Our asset-backed revolving credit facility expires in March 2017 and our foreign short-term facilities expire at various dates through the second quarter of 2015.

In the event we need additional capital, whether for working capital, debt repayment, stock repurchases or otherwise, there can be no assurance that such additional debt or equity capital will be available on acceptable terms or at all. In addition to our existing covenant requirements, future debt financing may require us to comply with financial ratios and covenants. New financing could require us to issue additional equity securities, which could cause dilution to existing stockholders. If additional or continued financing, including the continued extension of trade credit by our suppliers, is not available when required, our liquidity would be reduced. The risks of reduced liquidity include an inability to maintain or increase our rates of production, to make necessary capital expenditures in order to maintain and expand our manufacturing capacity as needed, and to repay, reduce or refinance our debt. Any of these issues could cause our stock price to fall and reduce our customers' and vendors' willingness to do business with us.

A principal source of our liquidity is our cash and cash equivalents, which are held with various financial institutions. Although we distribute such funds among a number of financial institutions that we believe to be of high quality, there can be no assurance that one or more of such institutions will not become insolvent in the future, in which case all or a portion of our uninsured funds on deposit with such institutions could be lost.

Our credit arrangements contain covenants which may adversely impact our business and the failure to comply with such covenants could cause our outstanding debt to become immediately payable.

Other than our $40 million loan, under which certain of our real property is pledged as collateral, our debt agreements do not contain financial covenants currently applicable to us, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Our $40 million loan requires us to maintain a minimum fixed charge coverage ratio during its term. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other transactions, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt as well as all amounts payable under our interest rate swaps on such debt, if any, could become immediately due and payable and the incurrence of additional debt under our asset-backed credit facility would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business.

Redemptions of debt and repurchases of common stock reduce our working capital and liquidity; debt refinancing can entail higher interest expense, which would lower our net income; interest payments on variable rate debt can increase, which would lower our net income.

During 2011 and 2012, we redeemed net $80 million and net $360 million of our long-term debt, respectively. In addition, during the second quarter of fiscal 2013, we redeemed our remaining 2014 Notes outstanding using existing cash and borrowings under our credit facility and announced a $100 million stock repurchase program. Although redemptions of debt and repurchases of stock improve our operating results by reducing our interest expense and increase our earnings per share, these actions also reduce our liquidity. If we should repurchase or redeem additional debt or equity, our working capital and liquidity would be further reduced. In addition, should we undertake to refinance any of our outstanding long-term debt, there can be no assurance that the terms of such refinancing, particularly the interest rate, would be favorable to us. Should we be forced to replace lower interest rate debt with higher interest rate debt, our net income would be reduced. An aggregate of $540 million of our long-term debt and all of our short-term borrowings bear interest at a variable rate based upon LIBOR, either under the terms of such debt or as a result of interest rate swaps. Interest rates, including LIBOR, can change due to a variety of factors, including governmental debt levels, ratings downgrade of U.S. or other sovereign debt, the pace of economic growth and central bank actions. In addition, volatility of LIBOR could increase following recent governmental investigations concerning the manner in which LIBOR rates are determined. Should LIBOR increase substantially in the future for any reason, interest payments on our variable interest rate debt would also increase. At the same time, the interest rate swap counterparty for our 2019 Notes has the unilateral right, beginning in May 2014, to terminate such swap and pay us a market termination fee, in which case we would pay a 7% interest rate on such notes, which could be higher than the variable interest rate we currently pay through the swap. Any increase in the interest rates paid by us on our debt would lower our net income.

We are subject to intense competition in the EMS industry which could cause us to lose sales and therefore hurt our financial performance.

The electronics manufacturing services (EMS) industry is highly competitive and the industry has been experiencing a surplus of manufacturing capacity, particularly in light of the slowdowns in the United States and certain international economies. Our competitors include major global EMS providers such as Benchmark Electronics, Inc., Celestica, Inc., Flextronics International Ltd., Jabil Circuit, Inc. and Plexus Corp., as well as other EMS companies that have a regional, product, service or industry specific focus. Some of those companies have greater manufacturing and financial resources than we do. We also face competition from current and potential OEM customers who may elect to manufacture their own products internally rather than outsourcing to EMS providers.

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

In addition, customers sometimes require that we transfer the manufacturing of their products from one facility to another to achieve cost reductions and other objectives. These transfers have resulted in increased costs to us due to facility downtime, less than optimal utilization of our manufacturing capacity and delays and complications related to the transition of manufacturing programs to new locations. These transfers also have required us to close or reduce operations at certain facilities, particularly those in high cost locations such as the United States, Canada and Western Europe, and as a result we have incurred, and may incur in the future, significant costs for the closure of facilities, employee severance and related matters. We may be required to relocate additional manufacturing operations in the future and, accordingly, we may incur additional costs that decrease our net income.

 As a result of our components ordering policies and customer-requested ship dates, we may incur, and not be able to fully recover from our customers, the purchase price or carrying costs of components, work-in-process and finished goods, which would decrease our margins and net income.

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

Sales to our ten largest customers represented approximately half of our net sales during the second quarter of fiscal 2013. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales. A significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by our large customers would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in demand for their product, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could reduce our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would reduce our net sales and net income.

We are subject to risks arising from our international operations.

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and construct new foreign facilities. The substantial majority of our net sales are generated through our non-U.S. operations and a significant portion of our manufacturing material is provided by international suppliers. As a result of our international operations, we are affected by economic, political and other conditions in foreign countries, including:

•	the imposition of government controls;

•	compliance with United States and foreign laws concerning trade and employment practices;

•	difficulties in obtaining or complying with export license requirements;

•	trade restrictions;

•	changes in tariffs;

•	labor unrest, including strikes, and difficulties in staffing;

•	security concerns;

•	regional military tension or hostilities;

•	inflexible employee contracts in the event of business downturns;

•	coordinating communications among and managing international operations;

•	fluctuations in currency exchange rates;

•	currency controls;

•	increases in duty and/or income tax rates;

•	adverse rulings in regards to tax audits;

•	excess costs associated with reducing employment or shutting down facilities;

•	misappropriation of intellectual property; and

•	constraints on our ability to maintain or increase prices.

Our operations in certain foreign locations receive favorable income tax treatment in the form of tax holidays or other incentives. In the event that such tax holidays or other incentives are not extended, are repealed, or we no longer qualify for such programs, our taxes may increase, which would reduce our net income.

Additionally, a significant portion of our worldwide cash reserves are generated by, and therefore held in, foreign jurisdictions. Some jurisdictions restrict the amount of cash that can be transferred to the United States or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our United States operations, we may incur significant taxes to repatriate these funds.

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
We are subject to income, sales, value-added, withholding and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective tax rates and liability for other taxes could increase as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, our cash management strategies and other factors. Our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the United States and Mexico. Developments in these or future audits could adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties. Although we believe that our tax estimates are reasonable and our existing tax reserves are adequate, the final determination of tax audits or tax disputes may be different from what is reflected in our historical tax provisions, which could lead to an increase in our taxes payable and a decrease in our net income.
We have taken substantial restructuring charges in the past and we may need to take material restructuring charges in the future.

We have incurred significant expenses related to restructuring of our operations in the past and may continue to do so in the future. For example, we have moved, and may continue to move, our operations from higher-cost to lower-cost locations to meet customer requirements. We have incurred in the past, and may incur in the future, costs related to workforce reductions, facility closures and subsequent environmental remediation, work stoppages and labor unrest resulting from the closure of facilities. In addition, we have incurred unanticipated costs related to the transfer of operations to lower-cost locations, including costs related to integrating new facilities, managing operations in dispersed locations and realigning our business processes. We also have incurred costs to restructure operations that have been acquired in order to integrate them into our Company. We expect to be required to record additional charges related to restructuring activities in the future, but cannot predict the timing or amount of such charges. Any such charges would reduce our net income.

Our results may be adversely affected by rising labor costs.

There is substantial uncertainty about future labor costs, in particular within the lower cost regions in which we operate. Demographic changes and economic development in these regions put upward pressure on wages in these regions. If we are required to make any substantial increase in wages in these regions, our profitability could be reduced.
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

Our business could be adversely affected by any delays, or increased costs, resulting from the use of common carriers to transport our materials and products.
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

Our success depends upon the continued service of our key personnel, particularly our highly skilled operations managers and engineers involved in the manufacture of existing products and development of new products and processes. Such employees may be heavily recruited by other companies, including our competitors. Generally, these employees are not bound by employment agreements and we rely on competitive pay packages in order to help attract and retain such personnel. Should our key employees choose to terminate their employment with us in order to accept higher pay packages or otherwise, our operations and growth prospects could be negatively impacted.

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
 Primarily as a result of certain of our acquisitions, we have incurred liabilities associated with environmental contamination. These liabilities include ongoing investigation and remediation activities at a number of current and former sites, including ones located in Irvine, California; Owego, New York; Derry, New Hampshire; Fort Lauderdale, Florida; and Brockville, Ontario. There are some sites, including our acquired facility in Gunzenhausen, Germany, that are known to have groundwater contamination caused by a third-party, and that third-party has provided indemnity to us for the liability. However, third party indemnities may not be effective to reduce our liability for environmental contamination. For example, Nortel Networks, which had provided us an indemnity with respect to environmental investigation activities being undertaken at our former Brockville site, is party to bankruptcy proceedings that may cause it not to fully honor its indemnification obligations to us. As a result, we could be required to absorb the full expense of any remediation of that site.

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

Although liabilities for historical treatment and disposal activities have not materially affected our financial condition to date, we cannot assure you that past disposal activities will not result in liability that will materially affect us in the future, nor can we provide assurance that we do not have environmental exposures of which we are unaware and which could adversely affect our future operating results.

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

Cybersecurity breaches and other disruptions of our IT network and systems could interrupt our operations.

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
We may not be successful in implementing and integrating strategic transactions or in divesting assets or businesses, which could harm our operating results.

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end-customer markets, to obtain new manufacturing and service capabilities and technologies, to enter new geographic manufacturing locations, to lower our manufacturing costs and improve our profits, and to further develop existing customer relationships. Strategic transactions involve a number of risks, uncertainties and costs, including the following:

•	integrating acquired operations and businesses including in regions or countries in which we have not previously operated;

•	incurring severance and other restructuring costs, which would reduce our net income;

•	obtaining regulatory approvals or other conditions to closing, which could delay the closing and increase the costs of strategic transactions;

•	diverting management attention from day-to-day duties in order to implement and integrate strategic transactions;

•	scaling up production and coordinating management of operations at new sites;

•	incurring transaction expenses, which could be significant;

•	separating operations or support infrastructure for entities divested;

•	managing and integrating operations in geographically dispersed locations;

•	maintaining customer, supplier or other favorable business relationships of acquired operations and terminating unfavorable relationships, which could be costly;

•	integrating the acquired company's systems into our management information systems;

•
satisfying unforeseen liabilities of acquired businesses, including liability for past violations of law and environmental liabilities, which could be material and which could subject us to ongoing regulatory scrutiny or requirements;

•	operating in geographic markets or industry sectors in which we may have little or no experience;

•	complying with laws of new jurisdictions in which we have not previously operated;

•	improving and expanding our management information systems to accommodate expanded operations; and

•	losing key employees of acquired operations.

Asset or business divestitures, even when part of our strategic plan, could reduce our revenue and net income.

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

We are also subject to the risk that current or former employees violate the terms of their proprietary information agreements with us. Should a key current or former employee use or disclose any of our or our customers' proprietary information, , we could become subject to legal action by our customers or others, our key technologies could become compromised and our ability to compete could be adversely impacted.

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

We carry various forms of business and liability insurance in types and amounts we believe are reasonable and customary for similarly situated companies in our industry. However, we do not have insurance coverage for all of the risks and liabilities we assume in connection with our business and the products and services we provide to our customers, including failure to comply with typical customer warranties for workmanship, product liability, intellectual property infringement and product recall claims. In addition, our policies generally have deductibles that would reduce the amount of our potential recoveries from insurance. As a result, not all of our potential business losses are covered under our insurance policies. Should we sustain a significant uncovered loss, our net income would be reduced.

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

Item 6. Exhibits

Exhibit Number	Description

10.23(1)(2)	Amended and Restated 2009 Incentive Plan

10.46(1)	Summary of 2013 Non-Employee Director Compensation Program (filed herewith)

10.47
Amendment No. 3 dated as of February 12, 2013 to Amended and Restated Loan, Guaranty and Security Agreement dated as of March 16, 2012 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A., as agent for such lenders (filed herewith).

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

32.1 (3)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 (3)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

(1)	Compensatory plan in which executive officer or director participates.

(2)	Incorporated by reference from Exhibit 10.23 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 23, 2013.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2013

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	April 29, 2013

EXHIBIT INDEX

Exhibit Number	Description

10.23(1)(2)	Amended and Restated 2009 Incentive Plan

10.46(1)	Summary of 2013 Non-Employee Director Compensation Program (filed herewith)

10.47
Amendment No. 3 dated as of February 12, 2013 to Amended and Restated Loan, Guaranty and Security Agreement dated as of March 16, 2012 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A., as agent for such lenders (filed herewith).

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

32.1(3)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2(3)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

(1)	Compensatory plan in which executive officer or director participates.

(2)	Incorporated by reference from Exhibit 10.23 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 23, 2013.

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