Form 10-Q
period 2013-06-29
SANMINA CORP
filed 2013-07-30
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No [x]

As of July 22, 2013, there were 83,630,995 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 29, 2013	September 29, 2012
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$416,394	$409,618
Accounts receivable, net of allowances of $12,032 for both periods	898,625	1,001,543
Inventories	796,759	826,539
Prepaid expenses and other current assets	76,880	88,599
Total current assets	2,188,658	2,326,299
Property, plant and equipment, net	543,884	569,365
Other	246,504	272,122
Total assets	$2,979,046	$3,167,786
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$899,256	$937,737
Accrued liabilities	120,180	104,741
Accrued payroll and related benefits	117,269	117,074
Short-term debt	113,865	59,995
Total current liabilities	1,250,570	1,219,547
Long-term liabilities:
Long-term debt	561,155	837,364
Other	128,141	147,094
Total long-term liabilities	689,296	984,458
Commitments and contingencies (Note 6)
Stockholders' equity	1,039,180	963,781
Total liabilities and stockholders' equity	$2,979,046	$3,167,786

See accompanying notes.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,489,214	$1,549,302	$4,411,801	$4,514,750
Cost of sales	1,374,963	1,444,050	4,100,318	4,194,125
Gross profit	114,251	105,252	311,483	320,625

Operating expenses:
Selling, general and administrative	62,120	60,965	180,942	183,046
Research and development	6,761	5,587	18,176	15,643
Restructuring and integration costs	9,391	3,932	20,263	13,472
Amortization of intangible assets	474	672	1,422	2,395
Asset impairments	—	—	1,100	2,077
Gain on sales of long-lived assets	(176)	(1,298)	(23,361)	(1,298)
Total operating expenses	78,570	69,858	198,542	215,335

Operating income	35,681	35,394	112,941	105,290

Interest income	391	369	835	1,095
Interest expense	(8,944)	(16,131)	(32,444)	(58,361)
Other expense, net	(38)	(6,835)	(16,437)	(13,194)
Interest and other, net	(8,591)	(22,597)	(48,046)	(70,460)

Income before income taxes	27,090	12,797	64,895	34,830
Provision for income taxes	8,352	3,849	24,345	18,746
Net income	$18,738	$8,948	$40,550	$16,084

Net income per share:
Basic	$0.23	$0.11	$0.49	$0.20
Diluted	$0.22	$0.11	$0.48	$0.19

Weighted average shares used in computing per share amounts:
Basic	83,082	81,519	82,515	81,213
Diluted	85,602	83,566	84,819	83,469

See accompanying notes.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(Unaudited)
	(In thousands)
Net income	$18,738	$8,948	$40,550	$16,084
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,545)	(3,317)	(3,883)	(3,499)
Net unrealized gain on derivative financial instruments, net of tax	500	2,793	20,617	7,785
Changes in unrecognized net actuarial loss and unrecognized transition cost, net of tax	(101)	(196)	(424)	(251)
Comprehensive income	$15,592	$8,228	$56,860	$20,119

See accompanying notes.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 29, 2013	June 30, 2012
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$40,550	$16,084
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	72,593	75,074
Stock-based compensation expense	13,376	13,120
Benefit from (provision for) doubtful accounts, product returns and other sales adjustments	3	(1,303)
Deferred income taxes	(530)	1,945
Loss from extinguishments of debt	1,401	10,697
Gain on sales of assets, net	(23,278)	(1,744)
Asset impairments	2,082	2,899
Loss from dedesignation of interest rate swap	14,903	—
Other, net	173	(152)
Changes in operating assets and liabilities:
Accounts receivable	101,035	(3,342)
Inventories	28,882	62,035
Prepaid expenses and other assets	13,577	(15,524)
Accounts payable	(37,719)	(81,156)
Accrued liabilities and other long-term liabilities	794	15,709
Cash provided by operating activities	227,842	94,342

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(53,545)	(56,076)
Proceeds from sales of property, plant and equipment	28,974	4,713
Cash paid in connection with previous business combinations	—	(5,719)
Cash used in investing activities	(24,571)	(57,082)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	3,270	4,380
Repayments of long-term debt	(257,410)	(256,770)
Debt issuance costs	—	(2,685)
Proceeds from short-term borrowings	185,284	44,000
Repayments of short-term borrowings	(166,415)	(74,200)
Proceeds from revolving credit facility borrowings	1,016,520	178,000
Repayments of revolving credit facility borrowings	(981,520)	(178,000)
Net proceeds from stock issuances	6,689	1,995
Payments to acquire treasury stock	(1,525)	—
Cash used in financing activities	(195,107)	(283,280)

Effect of exchange rate changes	(1,388)	594
Increase (decrease) in cash and cash equivalents	6,776	(245,426)
Cash and cash equivalents at beginning of period	409,618	640,288
Cash and cash equivalents at end of period	$416,394	$394,862

Cash paid during the period for:
Interest, net of capitalized interest	$32,009	$51,563
Income taxes, net of refunds	$13,553	$10,376

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

Results of operations for the nine months ended June 29, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2013 and 2012 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") No. 2013-2, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". ASU No. 2013-2 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. The adoption of ASU 2013-2 will not materially impact the Company's financial statements and will be effective beginning in 2014.

Note 2. Inventories

Components of inventories were as follows:

	As of
	June 29, 2013	September 29, 2012
	(In thousands)
Raw materials	$528,090	$584,821
Work-in-process	105,012	96,757
Finished goods	163,657	144,961
Total	$796,759	$826,539

Note 3. Fair Value

Fair Value Option for Long-term Debt

The Company has elected not to record its long-term debt instruments at fair value, but has measured them at fair value for disclosure purposes. As of June 29, 2013, the carrying amount and estimated fair value of the Company's long-term debt instruments were $540.0 million and $555.0 million, respectively. Fair value was estimated based on quoted prices (Level 2 inputs).

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

There were no transfers between levels in the fair value hierarchy during any period presented herein. The following table presents information as of June 29, 2013 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$436	$18,539	$—	$—	$18,975
Prepaid expenses and other current assets	$—	$—	$6	$1,917	$1,923
Other assets	$—	$—	$21,155	$—	$21,155
Accrued liabilities (1)	$—	$—	$(242)	$(16,076)	$(16,318)

(1) Liabilities, or credit balances, are presented as negative amounts.

The following table presents information as of September 29, 2012 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$435	$3,384	$—	$—	$3,819
Prepaid expenses and other current assets	$—	$—	$77	$1,770	$1,847
Other assets	$—	$—	$39,954	$—	$39,954
Accrued liabilities (1)	$—	$—	$(175)	$(2,913)	$(3,088)
Other long-term liabilities (1)	$—	$—	$(23,126)	$—	$(23,126)

(1) Liabilities, or credit balances, are presented as negative amounts.

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its Board of Directors that allow participants to defer payment of part or all of their compensation. The Company's results of operations are not significantly affected by these plans since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the above tables. As of June 29, 2013 and September 29, 2012, assets and liabilities associated with these plans were approximately $11.0 million and $10.0 million, respectively, and are recorded as other non-current assets and other long-term liabilities on the condensed consolidated balance sheets.

The Company values derivatives using observable Level 2 market inputs at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled, to transact. The Company seeks high quality counterparties for all financing arrangements. For interest rate swaps, Level 2 inputs include short-term LIBOR rates, futures contracts on LIBOR between two and four years, longer term swap rates at commonly quoted intervals, and credit default swap rates for the Company and relevant counterparties. For currency contracts, Level 2 inputs include foreign currency spot and forward rates and interest rates at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements. ASC Topic 820 requires the fair value measurement of an asset or liability to reflect the nonperformance risk of the entity and the counterparty. Therefore, the counterparty's creditworthiness when in an asset position and the Company's creditworthiness when in a liability position have been considered in the fair value measurement of derivative instruments. The effect of nonperformance risk on the fair value of derivative instruments was not material as of June 29, 2013 or September 29, 2012.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

Assets held-for-sale, consisting of land and buildings, are measured at fair value on a nonrecurring basis since these assets are subject to fair value adjustments only when the carrying amount of such assets exceeds the fair value of such assets or such assets have been previously impaired and the fair value exceeds the carrying amount by less than the amount of the impairment that has been previously recognized. Level 2 inputs consist of independent third party valuations based on market comparables. The carrying value of the Company's assets held-for-sale was $9.1 million and $10.2 million as of June 29, 2013 and September 29, 2012, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The Company recorded an impairment charge of $1.1 million during the nine months ended June 29, 2013 related to assets held-for-sale.

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

Interest Rate Swaps Not Designated As Hedging Instruments

The Company has interest rate swaps with an aggregate notional amount of $257 million that were entered into in 2007 to hedge LIBOR-based variable rate interest payments expected to occur through June 15, 2014. During the first quarter of 2013, the Company determined, based on its intention of redeeming $257.4 million of its senior floating rates notes due in 2014 ("2014 Notes"), that it was no longer probable that LIBOR-based, variable rate interest payments would occur on $257 million of debt through June 15, 2014. Accordingly, the Company dedesignated its interest rate swaps in their entirety in the first quarter of 2013 and recorded a charge of $14.9 million to other expense, net, representing the portion of the value of the interest rate swaps previously recorded in accumulated other comprehensive income (AOCI) for which it was no longer probable that LIBOR-based variable rate interest payments would occur. During the second quarter of 2013, the Company redeemed its 2014 Notes in full using a combination of cash on hand and borrowings under the Company's revolving credit facility (LIBOR-based, variable rate facility). Therefore, LIBOR-based variable rate payments are only expected to occur on forecasted borrowings under the Company's revolving credit facility and only during the period of time these borrowings are expected to be outstanding. The AOCI balance as of June 29, 2013 was $0.9 million and is expected to be amortized to interest expense over the next 6 months.
Under the terms of the swap agreements, the Company pays the independent swap counterparties a fixed rate of approximately 5.6% and the swap counterparties pay the Company an interest rate equal to three-month LIBOR. As of June 29, 2013, the fair value of the interest rate swaps was $13.1 million and is included in accrued liabilities on the condensed consolidated balance sheet. The Company does not intend to liquidate the swap agreements and will therefore continue to make and receive payments under the swaps through June 15, 2014. Beginning on the date the interest rate swaps were dedesignated, changes in the fair value of the interest rate swaps will be recorded to other expense, net, in the condensed consolidated statement of income. Such amounts were not material for the three and nine months ended June 29, 2013.
Fair Value Hedge

The Company has $500 million of fixed-rate senior notes (the "2019 Notes") outstanding as of June 29, 2013 and has an interest rate swap with a single counterparty to hedge its exposure to changes in the fair value of the notes resulting from fluctuations in interest rates. The swap agreement, with a notional amount of $500 million and an expiration date of May 15, 2019, effectively converts these notes from fixed-rate debt to variable-rate debt. Pursuant to the interest rate swap, the Company pays the swap counterparty a variable rate equal to the three-month LIBOR plus a spread and receives a fixed rate of 7.0% from the swap counterparty. Consistent with the Company's ability to call the 2019 Notes beginning in May 2014, the swap counterparty has the unilateral right to terminate the swap beginning in May 2014 and pay the Company a market termination fee. In accordance with ASC Topic 815, the interest rate swap is accounted for as a fair value hedge and is exempt from periodic assessment of hedge effectiveness. Therefore, the change in the fair value of the 2019 Notes resulting from changes in interest rates is assumed to be equal and opposite to the change in the fair value of the interest rate swap. As of June 29, 2013, the fair value of the interest rate swap was $21.2 million and is included in other non-current assets and long-term debt on the condensed consolidated balance sheet.

Foreign Exchange Rate Risk

Forward contracts on various foreign currencies are used to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in foreign currencies. The Company's primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	June 29, 2013	September 29, 2012
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$101,909	$123,050
Number of contracts	43	49
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$181,746	$292,469
Number of contracts	41	33

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts have maturities of up to two months and are not designated as accounting hedges under ASC Topic 815. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other expense, net, in the condensed consolidated statements of income. For the three and nine months ended June 29, 2013, the Company recorded losses of $2.3 million and $4.1 million, respectively, associated with these forward contracts. For the three and nine months ended June 30, 2012, the Company recorded gains of $3.3 million and $7.9 million, respectively, associated with these forward contracts. From an economic perspective, the objective of the Company's hedging program is for gains and losses on forward contracts to substantially offset gains and losses on the underlying hedged items.

The Company also utilizes foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures generally result from 1) forecasted sales denominated in currencies other than those used to pay for materials and labor and 2) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts may be up to twelve months in duration and are accounted for as cash flow hedges under ASC Topic 815.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivative instruments representing hedge ineffectiveness are recognized in current earnings. Other than ineffectiveness of $14.9 million recognized in the first quarter of 2013 in connection with a dedesignation of interest rate swaps, the amount of ineffectiveness on a quarterly basis has been immaterial. As of June 29, 2013, AOCI related to foreign currency forward contracts was not material.

The following table presents the effect of cash flow hedging relationships on the Company's condensed consolidated statements of income:

Derivative Type and Income Statement Location	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)				Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)
Interest rate swaps - Other expense, net	$—	$—	$—	$—	$—	$—	$—	$—	$(14,903)	$—
Interest rate swaps - Interest expense	$—	$(521)	$96	$(2,014)	$(1,013)	$(3,224)	$(5,971)	(9,737)	—	—
Foreign currency forward contracts - Cost of sales	5	1,752	267	344	518	1,662	620	282	—	—
Total	$5	$1,231	$363	$(1,670)	$(495)	$(1,562)	$(5,351)	$(9,455)	$(14,903)	$—

Note 5. Debt

Long-term debt consisted of the following:

	As of
	June 29, 2013	September 29, 2012
	(In thousands)
Senior Floating Rate Notes due 2014 ("2014 Notes")	$—	$257,410
Secured Debt due 2015	40,000	40,000
Senior Notes due 2019	500,000	500,000
Fair value adjustment (1)	21,155	39,954
Total	$561,155	$837,364

(1) Represents fair value hedge accounting balance related to interest rate swaps. See Note 4 for discussion.

During the second quarter of 2013, the Company redeemed all $257.4 million of its outstanding 2014 Notes at par plus accrued interest and incurred a loss of $1.4 million, consisting primarily of the write-off of unamortized debt issuance costs.

Other than the Company's secured debt due in 2015, the Company's debt agreements do not contain financial covenants currently applicable to the Company, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. The Company's secured debt due in 2015 requires the Company to maintain a minimum fixed charge coverage ratio during its term. The Company was in compliance with these covenants as of June 29, 2013.

Short-term debt

The Company has a $300 million secured asset-backed revolving credit facility. Borrowings under this facility bear interest, at the Company's option, at a rate equal to LIBOR or a base rate equal to Bank of America, N.A.'s announced prime rate, in each case plus a spread. The facility expires on March 16, 2017. As of June 29, 2013, $35 million of borrowings and $23.6 million of letters of credit were outstanding.

During the second quarter of 2013, one of the Company's subsidiaries in China entered into a $100 million unsecured working capital loan facility to replace a $50 million facility. As of June 29, 2013, the Company had a total of $184 million of short-term borrowing facilities under its foreign subsidiaries, under which $60.0 million was outstanding. Borrowings under these facilities bear interest at a rate equal to LIBOR plus a spread. These facilities expire at various dates through the second quarter of 2015.

Note 6. Commitments and Contingencies

Litigation and other contingencies. From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of June 29, 2013 and September 29, 2012, the Company had reserves of $23.0 million and $18.5 million, respectively, for environmental matters, litigation and other contingencies, excluding reserves for uncertain tax positions, which the Company believes is adequate. Such reserves are included in accrued liabilities and other long-term liabilities on the consolidated balance sheet.

As of June 29, 2013, the Company had $7.8 million of exposure, consisting of accounts receivable and inventory, with a certain customer that is experiencing financial difficulties. The customer has filed for bankruptcy in the U.S. The vast majority of the Company's exposure is with certain of the customer's foreign subsidiaries which are not part of the bankruptcy filing. The Company has reserved $5.9 million of this exposure, $5.1 million of which was provided in the first quarter of 2013, and continues to monitor this situation closely.

The Company is subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including those addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of materials. As of June 29, 2013, the Company is a party to a regulatory agency order with respect to a former site and has recorded a liability for this matter, representing the Company's current estimate of the costs required to assess and remediate the site. The Company believes it is reasonably possible that it will incur additional costs related to this matter, but cannot reasonably estimate such amount at this time.

Warranty Reserve. The following table presents information with respect to warranty reserves, which are included in accrued liabilities on the condensed consolidated balance sheets:

	As of
	June 29, 2013	June 30, 2012
	(In thousands)
Beginning balance — end of prior year	$14,649	$15,672
Additions to accrual	5,447	6,544
Utilization of accrual	(6,434)	(6,785)
Ending balance — current quarter	$13,662	$15,431

Note 7. Restructuring

Restructuring Plans — 2012

In 2012, the Company initiated restructuring plans related to plant closures and business reorganizations. Costs associated with these plans are expected to be $30.4 million and to include employee severance, costs related to facilities, asset impairment charges and other exit costs. In connection with actions taken to date under these plans, the Company recorded employee termination benefits of $13.7 million for 2,150 employees, of which $0.3 million was recorded during the third quarter of 2013, $7.8 million of costs related to facilities (including environmental remediation), of which $4.6 million was recorded during the third quarter of 2013, and $4.5 million of asset impairment charges, none of which was recorded during the third quarter of 2013. These plans are expected to be completed in 2013. As of June 29, 2013, $2.0 million of severance remains payable and is expected to be paid by early 2014.

Restructuring Plans — Prior to 2012

Due to completion of all actions under restructuring plans initiated prior to 2012 and immateriality of the remaining accrual balance related to such plans, these plans have been combined for disclosure purposes. In connection with these plans, the Company expects to incur restructuring costs in future periods associated primarily with vacant facilities until such time as those facilities have been sold or leased to third parties. The Company recorded $4.3 million of costs related to facilities during the third quarter of 2013 in connection with these plans.

Costs incurred with respect to facilities consist primarily of (1) costs to maintain vacant facilities that are owned until such facilities can be sold and (2) the portion of the Company's lease payments that have not been recovered due to the absence of sublease income for vacant leased properties.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts for the above plans:

	2012 Restructuring Plan	Prior to 2012 Restructuring Plan	Total
	(In thousands)
Accrual balance at September 29, 2012	$10,301	$4,691	$14,992
Employee severance and benefits	2,130	335	2,465
Leases and facilities shutdown costs	6,030	8,333	14,363
Non-cash charges	2,261	1,174	3,435
Total restructuring charges	10,421	9,842	20,263
Cash paid for employee terminations	(10,421)	(586)	(11,007)
Cash paid for leases and facilities shutdown costs	(6,034)	(6,253)	(12,287)
Non-cash charges	(2,261)	(1,174)	(3,435)
Total charges utilized / payments	(18,716)	(8,013)	(26,729)
Accrual balance at June 29, 2013	$2,006	$6,520	$8,526

The Company's IMS segment incurred restructuring costs under all restructuring plans of $6.7 million and $10.9 million for the three and nine months ended June 29, 2013, respectively. For the three and nine months ended June 30, 2012, restructuring costs incurred by the Company's IMS segment were $3.1 million and $10.2 million, respectively.

Note 8. Stockholder's Equity

Accumulated other comprehensive income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	June 29, 2013	September 29, 2012
	(In thousands)
Foreign currency translation adjustments	$103,837	$107,720
Unrealized holding losses on derivative financial instruments (1)	(4,893)	(25,510)
Unrecognized net actuarial loss and transition cost	(19,155)	(18,731)
Total	$79,789	$63,479

(1) The net unrealized loss on derivative financial instruments is primarily related to interest rate swap agreements associated with certain debt. See Note 4 for discussion of change in balance from September 29, 2012. Additionally, amount includes a residual tax effect of $3.3 million in both periods.

Stock repurchase program

During the second quarter of 2013, the Company's Board of Directors authorized the Company to repurchase up to $100 million of the Company's common stock in the open market or in negotiated transactions off the market. The common stock repurchase program has no expiration date and no purchases were made during the three or nine months ended June 29, 2013.

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

The Company's operations are managed as two businesses: Integrated Manufacturing Solutions (IMS) and Components, Products and Services (CPS). The Company's CPS business consists of multiple operating segments which do not meet the quantitative threshold for being presented as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled "CPS" and the Company has only one reportable segment - IMS.

The following table presents information for the following periods:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)
Gross sales:
IMS	$1,202,749	$1,270,849	$3,565,389	$3,689,889
CPS	324,773	311,658	961,854	930,067
Intersegment revenue	(38,308)	(33,205)	(115,442)	(105,206)
Net sales	$1,489,214	$1,549,302	$4,411,801	$4,514,750

Gross profit:
IMS	$79,888	$81,796	$219,172	$244,148
CPS	35,834	24,162	99,754	79,502
Total	115,722	105,958	318,926	323,650
Unallocated items (1)	(1,471)	(706)	(7,443)	(3,025)
Total	$114,251	$105,252	$311,483	$320,625

(1) Represents amounts associated with items that management excludes from its measure of gross profit. These items include stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and similar items that either occur infrequently or are of a non-operational nature.

Net sales by geographic segment, determined based on the country in which a product is manufactured, was as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)
Net sales
Domestic	$275,893	$280,144	$796,458	$843,656
Mexico	372,060	331,470	1,059,473	940,603
China	364,703	404,659	1,130,916	1,246,462
Other international	476,558	533,029	1,424,954	1,484,029
Total	$1,489,214	$1,549,302	$4,411,801	$4,514,750

Percentage of net sales represented by ten largest customers	51.4%	50.8%	50.1%	49.1%
Number of customers representing 10% or more of net sales	1	2	1	1

Note 10. Earnings Per Share

Basic and diluted amounts per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands, except per share data)
Numerator:
Net income	$18,738	$8,948	$40,550	$16,084

Denominator:
Weighted average shares used in computing per share amount:
—Basic	83,082	81,519	82,515	81,213
—Diluted	85,602	83,566	84,819	83,469

Net income per share:
—Basic	$0.23	$0.11	$0.49	$0.20
—Diluted	$0.22	$0.11	$0.48	$0.19

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)
Potentially Dilutive Securities:
Employee stock options	5,895	8,253	7,368	7,806
Restricted stock units	3	958	3	413
Total	5,898	9,211	7,371	8,219

Note 11. Stock-Based Compensation

Stock compensation expense was attributable to:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)
Stock options	$2,665	$2,452	$8,039	$7,454
Restricted stock units	1,703	2,075	5,337	5,666
Total	$4,368	$4,527	$13,376	$13,120

Stock compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)
Cost of sales	$1,471	$706	$4,102	$2,596
Selling, general and administrative	2,876	3,793	9,175	10,442
Research and development	21	28	99	82
Total	$4,368	$4,527	$13,376	$13,120

During the second quarter of 2013, the Company's stockholders approved the reservation of an additional 1.7 million shares of common stock for future issuance under the Company's 2009 Incentive Plan. As of June 29, 2013, an aggregate of

15.5 million shares were authorized for future issuance under the Company's stock plans, of which 12.2 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3.3 million shares of common stock were available for future grant.

Stock Options

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding, September 29, 2012	11,275	13.15	6.54	18,548
Granted	958	8.74
Exercised/Cancelled/Forfeited/Expired	(1,850)	14.20
Outstanding, June 29, 2013	10,383	12.56	6.11	40,545
Vested and expected to vest, June 29, 2013	10,031	12.65	6.02	39,113
Exercisable, June 29, 2013	7,566	13.55	5.34	29,023

The weighted-average grant date fair value of stock options granted during the three and nine months ended June 29, 2013 was $7.55 per share and $5.85 per share, respectively. The weighted-average grant date fair value of stock options granted during the three and nine months ended June 30, 2012 was $7.10 per share and $6.45 per share, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company's closing stock price on the date indicated.

As of June 29, 2013, unrecognized compensation expense of $17.3 million is expected to be recognized over a weighted average period of 2.4 years.

Restricted Stock Units

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding, September 29, 2012	2,230	9.51	1.08	21,272
Granted	1,167	9.42
Vested/Cancelled	(1,557)	7.77
Outstanding, June 29, 2013	1,840	10.92	2.24	25,233
Expected to vest, June 29, 2013	1,231	11.50	1.82	14,156

As of June 29, 2013, unrecognized compensation expense of $11.9 million is expected to be recognized over a weighted average period of 1.9 years. Additionally, as of June 29, 2013, unrecognized compensation expense related to performance based restricted stock units was $2.7 million. No expense has been recorded for these performance based restricted stock units to date as achievement of performance criteria is not considered probable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenues or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the financial impact of customer bankruptcies; any statements regarding our expectations for future interest expense; any statements regarding timing of closing of future cash outlays for and benefits of acquisitions; any statements about future redemptions or repurchases of debt and stock; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties contained in or incorporated from Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

Overview

We are a leading independent global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. Our revenue is generated from sales of our services primarily to original equipment manufacturers (OEMs) in the communications networks; computing and storage; multimedia; industrial and semiconductor systems; defense and aerospace; medical; clean technology and automotive industries.

Our operations are managed as two businesses:

1) Integrated Manufacturing Solutions (IMS), which is a reportable segment consisting of printed circuit board assembly and test, optical and RF (Radio Frequency) modules, final system assembly and test, and direct order fulfillment.

2) Components, Products and Services (CPS), consisting of Components, which includes interconnect systems (printed circuit board fabrication and backplane and cable assemblies) and mechanical systems (enclosures, precision machining and plastic injection molding); Products, which includes memory and Viking Technology solid state drive products; products from SCI Technology for use in the defense and aerospace industry and Newisys storage products; and Services, which includes design, engineering, logistics and repair services.

All references to years, in this section, refer to our fiscal years ending on the last Saturday of each year closest to September 30th. Fiscal 2013 and 2012 are each 52 weeks.

Our strategy is to leverage our comprehensive service offerings, advanced technologies, and global capabilities to further penetrate diverse end markets that we believe offer significant growth opportunities and that have complex products that require higher value-added services. We believe this strategy differentiates us from our competitors and will help drive more sustainable revenue growth and provide opportunities for us to ultimately achieve operating margins that exceed industry standards.

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. These include companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and growing our revenues has been challenging. For example, our annual revenues have been in the range of $6.1 billion to $6.6 billion for each of the last three years. Additionally, further growing and leveraging our CPS business to improve our operating margins continues to be an integral part of our strategy.

During 2012 and the first nine months of 2013, we reduced our net debt obligations by approximately $560 million, which has resulted in significant interest expense savings. For example, interest expense for the nine months ended June 29, 2013 was $32.4 million, compared to $58.4 million for the same period in 2012. Despite the significant cash outlay required to reduce our debt, our total sources of liquidity have only decreased by approximately $25 million over the same time period, primarily due to cash generated from operations and increased capacity from short-term borrowing facilities. In addition to our current sources of liquidity, we believe we have sufficient access to additional sources of capital should the need arise.

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers typically represent approximately 50% of our net sales. One customer represented 10% or more of our net sales for the three and nine months ended June 29, 2013 and nine months ended June 30, 2012. Two customers each represented 10% or more of our net sales for the three months ended June 30, 2012.

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

Results of Operations

Key operating results

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)
Net sales	$1,489,214	$1,549,302	4,411,801	4,514,750
Gross profit	$114,251	$105,252	311,483	320,625
Operating income	$35,681	$35,394	112,941	105,290
Net income	$18,738	$8,948	40,550	16,084

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	June 29, 2013	June 30, 2012	Increase/(Decrease)		June 29, 2013	June 30, 2012	Increase/(Decrease)
Communications	$733,533	$748,222	$(14,689)	(2.0)%	$2,113,668	$2,079,614	$34,054	1.6%
Industrial, defense and medical	410,435	399,865	10,570	2.6%	1,161,438	1,144,433	17,005	1.5%
Computing and storage	194,183	237,176	(42,993)	(18.1)%	619,137	711,156	(92,019)	(12.9)%
Multimedia	151,063	164,039	(12,976)	(7.9)%	517,558	579,547	(61,989)	(10.7)%
Total	$1,489,214	$1,549,302	$(60,088)	(3.9)%	$4,411,801	$4,514,750	$(102,949)	(2.3)%

Net sales decreased from $1.55 billion in the third quarter of 2012 to $1.49 billion in the third quarter of 2013, a decrease of 3.9%. Net sales decreased from $4.51 billion for the nine months ended June 30, 2012 to $4.41 billion for the nine months ended June 29, 2013, a decrease of 2.3%. For both periods, the decrease was due to reduced sales to customers in our computing and storage and multimedia end markets resulting primarily from reduced demand from existing customers and the wind down of certain customer programs. For the nine months ended June 29, 2013, these decreases were partially offset by increased demand for optical and wireless communication products, as well as by growth in our services business within the industrial, defense and medical market.

Gross Margin

Gross margin increased to 7.7% for the third quarter of 2013, from 6.8% for the third quarter of 2012. The increase was mostly attributable to improvement in our CPS segment resulting primarily from better business mix, previous restructuring actions, and increased business volume. Gross margin remained unchanged at 7.1% for the nine month periods.

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

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses increased $1.1 million, from $61.0 million, or 3.9% of net sales, in the third quarter of 2012 to $62.1 million, or 4.2% of net sales, in the third quarter of 2013. The increase was primarily due to higher employee compensation expense, principally incentive compensation, partially offset by reduced professional fees. Selling, general and administrative expenses decreased $2.1million, from $183.0 million, or 4.1% of net sales, for the nine months ended June 30, 2012 to $180.9 million, or 4.1% of net sales, for the nine months ended June 29, 2013. The decrease was primarily due to reduced professional fees.

Research and Development

Research and development expenses increased $1.2 million, from $5.6 million, or 0.4% of net sales, in the third quarter of 2012 to $6.8 million, or 0.5% of net sales, in the third quarter of 2013. Research and development expenses increased $2.6 million, from $15.6 million, or 0.3% of net sales, for the nine months ended June 30, 2012 to $18.2 million, or 0.4% of net sales, for the nine months ended June 29, 2013. The increase for both the three and nine month periods was primarily attributable to expenditures on new projects for the computing and storage end market.

Restructuring

Restructuring Plans — 2012

In 2012, we initiated restructuring plans related to plant closures and business reorganizations. Costs associated with these plans are expected to be $30.4 million and to include employee severance, costs related to facilities, asset impairment charges and other exit costs. In connection with actions taken to date under these plans, we recorded employee termination benefits of $13.7 million for 2,150 employees, of which $0.3 million was recorded during the third quarter of 2013, $7.8 million of costs related to facilities (including environmental remediation), of which $4.6 million was recorded during the third quarter of 2013, and $4.5 million of asset impairment charges, none of which was recorded during the third quarter of 2013. These plans are expected to be completed in 2013. As of June 29, 2013, $2.0 million of severance remains payable and is expected to be paid by early 2014

Restructuring Plans — Prior to 2012

Due to completion of all actions under restructuring plans initiated prior to 2012 and immateriality of the remaining accrual balance related to such plans, these plans have been combined for disclosure purposes. In connection with these plans, we expect to incur restructuring costs in future periods associated primarily with vacant facilities until such time as those facilities have been sold or leased to third parties. We recorded $4.3 million of costs related to facilities during the third quarter of 2013 in connection with these plans.

Costs incurred with respect to facilities consist primarily of (1) costs to maintain vacant facilities that are owned until such facilities can be sold and (2) the portion of our lease payments that have not been recovered due to the absence of sublease income for vacant leased properties.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts for the above plans:

	2012 Restructuring Plan	Prior to 2012 Restructuring Plan	Total
	(In thousands)
Accrual balance at September 29, 2012	$10,301	$4,691	$14,992
Employee severance and benefits	2,130	335	2,465
Leases and facilities shutdown costs	6,030	8,333	14,363
Non-cash charges	2,261	1,174	3,435
Total restructuring charges	10,421	9,842	20,263
Cash paid for employee terminations	(10,421)	(586)	(11,007)
Cash paid for leases and facilities shutdown costs	(6,034)	(6,253)	(12,287)
Non-cash charges	(2,261)	(1,174)	(3,435)
Total charges utilized / payments	(18,716)	(8,013)	(26,729)
Accrual balance at June 29, 2013	$2,006	$6,520	$8,526

Our IMS segment incurred restructuring costs under all restructuring plans of $6.7 million and $10.9 million for the three and nine months ended June 29, 2013, respectively. For the three and nine months ended June 30, 2012, restructuring costs incurred by our IMS segment were $3.1 million and $10.2 million, respectively.

Asset Impairments

We recorded $1.1 million and $2.1 million of asset impairment charges for the nine months ended June 29, 2013 and June 30, 2012, respectively. We did not record any asset impairment charges for the three months ended June 29, 2013 or June 30, 2012. The asset impairment charges were related to declines in the fair value of certain real properties being marketed for sale below the carrying amount of such properties.

Gain on Sales of Long-lived Assets

We recognized a gain of $0.2 million and $23.4 million for the three and nine months ended June 29, 2013, respectively, primarily from the sales of certain real properties. We also recognized a gain of $1.3 million for the three and nine months ended June 30, 2012 primarily from the sale of a parcel of real property.

Interest Expense

Interest expense decreased $7.2 million and $26.0 million for the three and nine month periods, respectively. These decreases were primarily due to interest savings resulting from the redemption of $400 million of our 2016 Notes in 2012 and $257.4 million of our 2014 Notes in 2013.

Other Expense, net

The following table presents the major components of other income (expense), net:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)
Foreign exchange losses	$(1,158)	$(2,221)	$(2,231)	$(4,106)
Loss on extinguishments of debt	—	(4,237)	(1,401)	(10,697)
Loss on interest rate swap dedesignation	—	—	(14,903)	—
Other, net	1,120	(377)	2,098	1,609
Total	$(38)	$(6,835)	$(16,437)	$(13,194)

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

Our provision for income taxes for the three months ended June 29, 2013 and June 30, 2012 was $8.4 million and $3.8 million, respectively, and $24.3 million and $18.7 million for the nine months ended June 29, 2013 and June 30, 2012, respectively. The increase for both periods was primarily due to a significant increase in pre-tax income and the jurisdictional mix of where our income was earned.

Liquidity and Capital Resources

	Nine Months Ended
	June 29, 2013	June 30, 2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$227,842	$94,342
Investing activities	(24,571)	(57,082)
Financing activities	(195,107)	(283,280)
Effect of exchange rate changes on cash and cash equivalents	(1,388)	594
Increase (decrease) in cash and cash equivalents	$6,776	$(245,426)

Key liquidity performance measures

	Three Months Ended
	June 29, 2013	September 29, 2012
Days sales outstanding (1)	54	58
Inventory turns (2)	6.9	7.1
Accounts payable days (3)	58	57
Cash cycle days (4)	48	52

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

Cash and cash equivalents were $416.4 million at June 29, 2013 and $409.6 million at September 29, 2012. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, redemptions and repurchases of debt and capital stock, and other factors. Our working capital was $0.9 billion as of June 29, 2013 and $1.1 billion as of September 29, 2012.

Net cash provided by operating activities was $227.8 million and $94.3 million for the nine months ended June 29, 2013 and June 30, 2012, respectively. Cash flows from operating activities consist of: 1) net income adjusted to exclude non-cash items such as depreciation and amortization, stock-based compensation expense and losses from swap dedesignations, and 2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities.

During the nine months ended June 29, 2013, we generated $121.3 million of cash from net income, excluding non-cash items, and also generated $106.6 million of cash from a reduction of net operating assets, resulting primarily from decreases in accounts receivable and inventory of $101.0 million and $28.9 million, respectively, partially offset by a decrease in accounts payable of $37.7 million. These decreases were due primarily to decreased business volume during the period. Our DSO decreased from 58 days as of September 29, 2012 to 54 days as of June 29, 2013 due primarily to strong collection efforts. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments and purchases, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

Net cash used in investing activities was $24.6 million and $57.1 million for the nine months ended June 29, 2013 and June 30, 2012, respectively. During the nine months ended June 29, 2013, we used $53.5 million of cash for capital expenditures and received proceeds of $29.0 million primarily from the sales of certain properties. During the nine months ended June 30, 2012, we used $56.1 million of cash for capital expenditures, made payments of $5.7 million in connection with business combinations, and received proceeds of $4.7 million primarily from the sales of certain properties.

Net cash used in financing activities was $195.1 million and $283.3 million for the nine months ended June 29, 2013 and June 30, 2012, respectively. During the nine months ended June 29, 2013, we redeemed $257.4 million of long-term debt, received $53.9 million of net proceeds from short-term borrowings and reduced our restricted cash by $3.3 million. During the nine months ended June 30, 2012, we redeemed $250 million of long-term debt for $256.8 million of cash including $6.8 million of redemption premiums, reduced our restricted cash by $4.4 million and repaid $30.2 million of short-term debt.

Other Liquidity Matters

During 2012 and the first nine months of 2013, we reduced our net debt obligations by approximately $560 million, which has resulted in significant interest expense savings. For example, interest expense for the nine months ended June 29, 2013 was $32.4 million, compared to $58.4 million for the same period in 2012. Despite the significant cash outlay required to reduce our debt, our total sources of liquidity have only decreased by approximately $25 million over the same time period, primarily due to cash generated from operations and increased capacity from short-term borrowing facilities. After giving effect to these redemptions, our next long-term debt maturity in the amount of $40 million will be in 2015, after which an aggregate of $500 million in notes will be due in 2019. We may consider early redemptions of our debt in future periods, using either our existing cash or proceeds from additional debt or equity financings.

In March 2013, our Board approved a $100 million stock repurchase program with no expiration date. The timing of repurchases made under the program will depend upon capital needs to support the growth of our business, market conditions and other factors. Although the stock repurchase program is designed to increase stockholder value, purchases of shares made under this program will reduce our liquidity. To date, we have not repurchased any stock under this program.

Beginning in May 2014, the interest rate swap on our 2019 Notes can be terminated at the option of the swap counterparty upon payment to us of a market termination fee. In such a case, we would no longer pay a variable rate of interest on such notes but would instead pay a fixed rate of 7%, which could be higher than the variable rate at the time of termination.

Other than our $40 million loan which used certain of our real property as collateral, our debt agreements do not contain financial covenants currently applicable to us, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Our $40 million loan requires us to maintain a minimum fixed charge coverage ratio during its term. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants would otherwise restrict, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt as well as all amounts payable under our interest rate swaps on such debt, if any, could become immediately due and payable and the incurrence of additional debt under our asset-backed revolving credit facility would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business. As of June 29, 2013, we were in compliance with these covenants.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental and employee matters and examinations by government agencies. As of June 29, 2013, we had accrued liabilities of $23.0 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these accruals will be sufficient to fully satisfy our contingent liabilities.

As of June 29, 2013, we had a liability of $82.5 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability. We are unable to reliably estimate when cash settlement may occur.

We have entered into, and continue to enter into, various transactions that periodically require collateral. These obligations have historically arisen from customs, import/export, VAT, utility services, debt financing, foreign exchange contracts and interest rate swaps. We have collateralized, and may from time to time collateralize, such obligations as a result of counterparty requirements or for economic reasons. As of June 29, 2013, we had posted collateral of $8.7 million in the form of cash against certain of our collateralized obligations. Cash used for collateral is not available for other purposes.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness, redemptions of our outstanding debt and repurchases of common stock. Our primary sources of liquidity as of June 29, 2013 included (1) cash of $416.4 million; (2) our $300 million asset-backed revolving credit facility, of which $241.4 million, net of outstanding letters of credit and borrowings, was available as of June 29, 2013; (3) foreign short-term borrowing facilities of $184 million, of which $124.0 million was available as of June 29, 2013; and (4) cash generated from operations. In addition, we are actively marketing a portfolio of surplus real estate with an aggregate list price of over $80 million. Proceeds from the sales of properties in this portfolio will provide additional liquidity. However, there can be no assurance as to the amounts that may actually be raised or the exact timing of any such payments.

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

As of June 29, 2013, approximately 48% of our cash balance was held by our foreign subsidiaries. Should we choose or need to remit cash to the United States, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with cash available under our United States credit facility and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 29, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. In addition, there have been no material changes to our contractual obligations or commitments during the quarter ended June 29, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. As of June 29, 2013, we had no short-term investments.

As of June 29, 2013, we had $540 million of long-term debt, of which $40 million bears interest at a floating rate and $500 million of fixed rate debt has been converted to variable rate debt through the use of an interest rate swap. Accordingly, our exposure to interest rate risk results from variable rate long-term debt of $540 million and $95 million of variable-rate short-term borrowings outstanding as of June 29, 2013. An immediate 10% change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in foreign currencies. These contracts typically have maturities of up to two months and are not designated as part of a hedging relationship in accordance with ASC Topic 815. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the condensed consolidated statements of income. As of June 29, 2013, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $181.7 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted sales denominated in currencies other than those used to pay for materials and labor and (2) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $101.9 million as of June 29, 2013.

The net impact of an immediate 10% change in exchange rates would not be material to our condensed consolidated financial statements, provided we accurately forecast and estimate our foreign currency exposure. If such forecasts are materially inaccurate, we could incur significant gains or losses.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, within the Company have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 29, 2013, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

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

 We cannot accurately predict future levels of demand for our customers' electronics products. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows. Beginning in the fourth quarter of calendar 2011 and continuing through the third quarter of 2013, adverse worldwide economic conditions, particularly in Europe, led to challenging conditions in the electronics industry. A number of factors, including price instability, the availability and cost of credit, high global unemployment and concerns about the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations have slowed global economic growth in many countries. These conditions resulted in our customers delaying purchases or placing purchase orders for lower volumes of products than previously experienced or anticipated. Such conditions could also cause a reduction in orders from our customers or potential customers due to a reduced availability of credit and the insolvency of one or more customers or suppliers. Any of these factors could reduce our revenues, increase our costs and decrease our liquidity.

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

Sales to our ten largest customers represented approximately half of our net sales during the third quarter of fiscal 2013. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales, particularly in the communications end market. A significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by our large customers would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in demand for their product, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could reduce our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would reduce our net sales and net income.

We are subject to intense competition in the EMS industry which could cause us to lose sales and therefore hurt our financial performance.

The electronics manufacturing services (EMS) industry is highly competitive and the industry has experienced a surplus of manufacturing capacity. Our competitors include major global EMS providers such as Benchmark Electronics, Inc., Celestica, Inc., Flextronics International Ltd., Jabil Circuit, Inc. and Plexus Corp., as well as other EMS companies that have a regional, product, service or industry specific focus. Some of those companies have greater manufacturing and financial resources than we do. We also face competition from current and potential OEM customers who may elect to manufacture their own products internally rather than outsourcing to EMS providers.

We may not be able to offer prices as low as some of our competitors because those competitors may have lower operating costs as a result of their geographic location, greater economies of scale or the services they provide or because these competitors are willing to provide EMS services at prices we are unable or unwilling to offer. There can be no assurance that we will not lose new or existing business in the future in response to such competitive pricing or other inducements which may be offered by our competitors, which would decrease our sales and net income.

Our cash generated from operations is variable, which can adversely affect our ability to plan and invest in the business.

Our ability to make capital expenditures, do acquisitions, redeem debt and repurchase stock and the extent to which we need to utilize our borrowing facilities depends in large part on our ability to generate cash from operations. Cash generated from operations is highly variable. For example, during 2010, we used $78 million of cash in operating activities, in 2011 and 2012 we generated over $200 million in cash from operating activities in each year and during the first nine months of fiscal 2013, we generated $228 million in cash from operating activities. Our cash generated by or used in operations is impacted by a number of variables, including our growth and profitability, customer and supplier payment terms, timeliness of customer payments to us and the extent to which we need to increase inventories in response to customer forecasts. To the extent our cash from operations fluctuates significantly in the future, our ability to make investments in our business, redeem debt and repurchase stock could be adversely impacted.

Our strategy to pursue higher margin business depends in part on the success of our Components, Products and Services (CPS) business, which, if not successful, could cause our future gross margins and operating results to be lower.

A key part of our strategy is to grow our CPS business, which includes printed circuit boards, backplane and cable assemblies, mechanical systems, memory, defense and aerospace and computing products and design, engineering, logistics and repair services. A decrease in orders for these products and services can have a disproportionately adverse impact on our profitability since these products and services generally carry higher than average contribution margins. In addition, in order to grow this portion of our business profitability, we must continue to make substantial investments in the development of our product development capabilities, research and development activities, test and tooling equipment and skilled personnel, all of which reduce our operating results in the short term. The success of our CPS business also depends on our ability to increase sales of our proprietary products, cause our customers to agree to purchase our components for use in the manufacture of their products and expand the number of our customers who contract for our design, engineering, logistics and repair services. We may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards demanded by our customers, as well as in qualifying our components for use in our customers' designs. Our proprietary products and design, engineering, logistics and repair services must compete with products and services offered by established vendors which focus solely on development of similar technologies or the provision of similar services. Any of these factors could cause our CPS revenue and margins to be less than expected, which would have an overall adverse and potentially disproportionate effect on our revenues and profitability.

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

Our liquidity is dependent on profitability and business volume which affects working capital, including inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers to payment terms granted to our customers, investments in facilities and equipment, acquisitions, repayments and redemptions of our outstanding indebtedness and repurchases of our common stock. In order to improve our liquidity, during the second quarter of 2012, we renewed and increased our asset-backed revolving credit facility increasing the facility to $300 million, under which we could borrow $241.4 million, net of letters of credit and outstanding borrowings, as of June 29, 2013 and in the fourth quarter of 2012, we borrowed $40 million secured by our corporate headquarters. We also have $184 million in short-term financing facilities of which $124 million remained available to be borrowed as of June 29, 2013. Our asset-backed revolving credit facility expires in March 2017 and our foreign short-term facilities expire at various dates through the second quarter of 2015.

In the event we need additional capital, whether for working capital, debt repayment, stock repurchases, acquisitions or otherwise, there can be no assurance that such additional debt or equity capital will be available on acceptable terms or at all. In addition to our existing covenant requirements, future debt financing may require us to comply with financial ratios and covenants. New financing could require us to issue additional equity securities, which could cause dilution to existing stockholders. If additional or continued financing, including the continued extension of trade credit by our suppliers, is not available when required, our liquidity would be reduced. The risks of reduced liquidity include an inability to maintain or increase our rates of production, to make necessary capital expenditures in order to maintain and expand our manufacturing capacity as needed, and to repay, reduce or refinance our debt. Any of these issues could cause our stock price to fall and reduce our customers' and vendors' willingness to do business with us.

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

During 2011 and 2012, we redeemed net $80 million and net $360 million of our long-term debt, respectively. In addition, during the second quarter of fiscal 2013, we redeemed our remaining 2014 Notes outstanding using existing cash and borrowings under our credit facility and announced a $100 million stock repurchase program. Although redemptions of debt and repurchases of stock improve our operating results by reducing our interest expense and increase our earnings per share, these actions also reduce our liquidity. If we should redeem or repurchase additional debt or stock, our working capital and liquidity would be further reduced. In addition, should we undertake to refinance any of our outstanding long-term debt, there can be no assurance that the terms of such refinancing, particularly the interest rate, would be favorable to us. Should we be forced to replace lower interest rate debt with higher interest rate debt, our net income would be reduced. An aggregate of $540 million of our long-term debt and all of our short-term borrowings bear interest at a variable rate based upon LIBOR, either under the terms of such debt or as a result of interest rate swaps. Interest rates, including LIBOR, can change due to a variety of factors, including governmental debt levels, ratings downgrade of U.S. or other sovereign debt, the pace of economic growth and central bank actions. In addition, the volatility of LIBOR could increase following recent governmental investigations concerning the manner in which LIBOR rates are determined. Should LIBOR increase substantially in the future for any reason, interest payments on our variable interest rate debt would also increase. At the same time, the interest rate swap counterparty for our 2019 Notes has the unilateral right, beginning in May 2014, to terminate such swap and pay us a market termination fee, in which case we would pay a 7% interest rate on such notes, which could be higher than the variable interest rate we currently pay through the swap. Any increase in the interest rates paid by us on our debt would lower our net income.

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

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous substances and wastes in the ordinary course of our manufacturing operations. If we violate environmental laws or if we occupy or occupied in the past a site at which a predecessor company caused contamination, we may be held liable for damages and the costs of remedial actions. We cannot assure you that we will not violate environmental laws and regulations in the future as a result of human error, equipment failure or other causes. Although we estimate and regularly reassess our potential liability with respect to violations or alleged violations and accrue for such liability, we cannot assure you that our accruals will be sufficient. Any increase in existing reserves or establishment of new reserves for environmental liability would reduce our net income. Our failure or inability to comply with applicable environmental laws and regulations could also limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

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

We are also subject to the risk that current or former employees violate the terms of their proprietary information agreements with us. Should a key current or former employee use or disclose any of our or our customers' proprietary information, we could become subject to legal action by our customers or others, our key technologies could become compromised and our ability to compete could be adversely impacted.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals originating from the Democratic Republic of Congo (DRC) and adjoining countries that are believed to be benefiting armed groups. As a result, the SEC has adopted due diligence, disclosure and reporting requirements for companies which manufacture products that include components containing such minerals, regardless of whether the minerals are actually mined in the DRC or adjoining countries. Our first report under these rules will be due by May 31, 2014.

Such regulations could decrease the availability and increase the prices of components used in our customers' products, particularly if we choose (or are required by our customers) to source such components from different suppliers than we use now. In addition, as our supply chain is complex and the method of complying with these SEC rules is unclear, we expect that the compliance process will be both time-consuming and costly. We may face reputational challenges with our customers and other stakeholders if we are unable to timely verify the origins of minerals contained in the components included in our customers' products, or if our due diligence process reveals that materials we source originate in the DRC or adjoining countries and benefit armed groups.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	July 30, 2013

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	July 30, 2013

EXHIBIT INDEX

Exhibit Number	Description

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