Form 10-K
period 2013-09-28
SANMINA CORP
filed 2013-11-27
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2013
or
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $923,200,862 as of March 29, 2013, based upon the last reported sale price of the common stock on the NASDAQ Global Select Market on March 28, 2013.

As of November 12, 2013, the number of shares outstanding of the registrant's common stock was 84,221,764.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant's annual meeting of stockholders to be held on March 10, 2014 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SANMINA CORPORATION

Item 1.  Business

Overview

Sanmina Corporation (“we” or “Sanmina”) is a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. We provide these comprehensive offerings primarily to original equipment manufacturers, or OEMs, in the following industries; communications networks, computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical, clean technology (CleanTech) and automotive. The combination of our advanced technologies, extensive manufacturing expertise and economies of scale enables us to meet the specialized needs of our customers in a cost-effective manner. We were originally incorporated in Delaware in May 1989.

Our end-to-end solutions, combined with our global expertise in supply chain management, enable us to manage our customers' products throughout their life cycles. These services include:

•	product design and engineering, including initial development, detailed design, prototyping, validation, preproduction services and manufacturing design release;

•	manufacturing of components, subassemblies and complete systems;

•	final system assembly and test;

•	direct order fulfillment and logistics services;

•	after-market product service and support; and

•	global supply chain management.

We participate in the Electronics Manufacturing Services (EMS) industry and manage our operations as two businesses:

1)
Integrated Manufacturing Solutions (IMS). IMS is a reportable segment consisting of printed circuit board assembly and test, final system assembly and test, and direct-order-fulfillment. This segment generated 80% of our total revenue in 2013.

2)
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane and cable assemblies) and mechanical systems (enclosures, precision machining and plastic injection molding); Products include memory and solid state drive products from Viking Technology, defense and aerospace products from SCI Technology, storage products from Newisys and optical and RF (Radio Frequency) modules; and Services include design, engineering, logistics and repair services. CPS generated 20% of our total revenue in 2013.

We have facilities in 25 countries on six continents. We locate our facilities near our customers and our customers' end markets in major centers for the electronics industry or in lower cost locations. Many of our operations located near our customers and their end markets are focused primarily on new product introduction, lower-volume, higher-complexity component and subsystem manufacturing and assembly, and final system assembly and test, while our plants located in lower cost areas engage primarily in higher-volume, less-complex component and subsystem manufacturing and assembly.

We have become one of the largest global manufacturing solutions providers by capitalizing on our competitive strengths including our:

•	end-to-end services;

•	product design and engineering resources;

•	vertically integrated manufacturing solutions;

•	advanced technologies;

•	global manufacturing capabilities, supported by robust IT systems and a global supplier base;

•	customer-focused organization; and

•	expertise in serving diverse end markets.

Industry Overview

EMS companies are the principal beneficiaries of the increased use of outsourced manufacturing services by the electronics and other industries. Outsourced manufacturing refers to an OEM's use of EMS companies to manufacture their products, rather than using internal manufacturing capabilities. Historically, EMS companies generally manufactured only components or partial assemblies. As the EMS industry has evolved, OEMs have increased their reliance on EMS companies for additional, more complex manufacturing services including design services. Today, EMS companies manufacture and test complete systems and manage the entire supply chains of their customers. Industry-leading EMS companies offer end-to-end services including product design and engineering, manufacturing, final system assembly and test, direct-order-fulfillment and logistics services, after-market product service and support, and global supply chain management.

We believe OEMs will continue to increasingly outsource manufacturing because it allows OEMs to:

•	focus on core competencies;

•	access leading design and engineering capabilities;

•	improve supply chain management and purchasing power;

•	reduce operating costs and capital investment;

•	access global manufacturing services; and

•	accelerate time to market.

 Our Business Strategy

Our objective is to maintain and enhance our leadership position in the technology industry. Key elements of our strategy include:

Capitalizing on Our Comprehensive Solutions. We intend to capitalize on our end-to-end solutions which we believe will allow us to sell additional solutions to our existing customers and attract new customers. Our end-to-end solutions include product design and engineering, manufacturing, final system assembly and test, direct order fulfillment and logistics services, after-market product service and support and global supply chain management. Our vertically integrated manufacturing solutions enable us to manufacture additional system components and subassemblies for our customers. When we provide a customer with a number of services, such as component manufacturing or higher value-added solutions, we are often able to improve our margins and profitability. Consequently, our goal is to increase the number of manufacturing programs for which we provide multiple solutions. To achieve this goal, our sales and marketing organization seeks to cross-sell our solutions to customers.

Extending Our Technology Capabilities. We rely on advanced processes and technologies to provide our products, components and vertically integrated manufacturing solutions. We continually improve our manufacturing processes and develop more advanced technologies, providing competitive advantage to our customers. We work with our customers to anticipate their future product and manufacturing requirements and align our technology investment activities with their needs. We use our design expertise to develop product technology platforms that we can customize by incorporating other components and subassemblies to meet the needs of particular OEMs. These technologies enhance our ability to manufacture complex, high-value added products, allowing us to continue to win business from existing and new customers.

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

Joint Design Manufacturing (JDM) Solutions. As a result of customer feedback, and our customers' desire to manage research and development expenses, we offer product design services to develop systems and components jointly with our customers. In a JDM model, our customers bring market knowledge and product requirements and we bring complete design engineering and new product introduction (NPI) services. Our design engineering offerings include product architecture, development, integration, regulatory and qualification services. Our NPI services include quick-turn prototyping, supply chain readiness, functional test development and release-to-volume production.

Continuing to Penetrate Diverse End Markets. We focus our marketing and sales efforts on major end markets within the technology industry. We target markets we believe offer significant growth opportunities and for which OEMs sell complex products that are subject to rapid technological change because the manufacturing of these products requires higher value-added services. Our approach to our target markets is two-fold: strengthen our significant presence in the communications, computing and multimedia markets, and also focus on under-penetrated target markets which have not extensively relied upon outsource manufacturing companies in the past, including the medical, industrial and semiconductor capital equipment, CleanTech, automotive, and defense and aerospace industries. We intend to continue our diversification across market segments and customers to reduce our dependence on any particular market or customer.

Pursuing Strategic Transactions. We seek to undertake strategic transactions that give us the opportunity to access new customers' products, manufacturing solutions, repair service capabilities, technologies and geographic markets. In addition, we plan to continue to pursue OEM divestiture transactions that will augment existing strategic customer relationships with favorable supply agreement terms or build new relationships with customers in attractive end markets. Potential future transactions may include a variety of different business arrangements, including acquisitions, spin-offs, strategic partnerships, restructurings and divestitures. We will continue to evaluate and pursue strategic opportunities on a highly selective basis.

Continuing to Seek Cost Savings and Efficiency Improvements. We seek to optimize our facilities to provide cost-efficient services for our customers. We maintain extensive operations in lower cost locations, including Latin America, Eastern Europe, China, Southeast Asia and India, and we plan to expand our presence in these lower cost locations as appropriate to meet the needs of our customers. We believe we are well positioned to take advantage of future opportunities on a global basis as a result of our existing footprint in 25 countries on six continents.

Our Competitive Strengths

We believe our competitive strengths differentiate us from our competitors and enable us to better serve the needs of OEMs. Our competitive strengths include:

End-to-End Solutions. We provide solutions throughout the world to support our customers' products during their entire life cycle, from product design and engineering, through manufacturing, to direct order fulfillment, logistics and after-market product service and support. Our end-to-end solutions are among the most comprehensive in the industry because we focus on adding value before and after the actual manufacturing of our customers' products. Our end-to-end solutions enable us to provide our customers with a single source of supply for their manufacturing needs, reduce the time required to bring products to market, lower product costs and allow our customers to focus on those activities in which they expect to add the highest value. We believe that our end-to-end solutions allow us to develop closer relationships with our customers and more effectively compete for their future business.

Product Design and Engineering Resources. We provide product design and engineering services for new product designs, cost reductions and design-for-manufacturability (DFx) reviews. Our engineers work with our customers during the complete product life cycle. Our design and NPI centers provide turnkey system design services including: electrical, mechanical, thermal, software, layout, simulation, test development, design verification, validation, regulatory compliance and testing services. We design high-speed digital, analog, radio frequency, mixed-signal, wired, wireless, optical and electro-mechanical products.

Our engineering engagement models include Joint Design Manufacturing (JDM), Contract Design Manufacturing (CDM) and consulting engineering for DFx, Value Engineering (cost reduction re-design), and design for environmental compliance with the European Union's Restrictions of Hazardous Substances (RoHS) and Waste Electrical and Electronic Equipment (WEEE). We focus on industry segments that include communications networks, computing and storage, medical, multimedia, defense and aerospace, industrial and semiconductor capital equipment, CleanTech and automotive. System solutions for these industry segments are supported by our vertically integrated component technologies, namely, printed circuit boards, backplanes, enclosures, cable assemblies, precision machining, plastics and die castings, memory modules, and optical, RF and microelectronics modules.

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

Vertically Integrated Manufacturing Solutions. We provide a range of vertically integrated manufacturing solutions including high-technology components, new product introduction and test development services. These services are provided in every major region worldwide, with design and prototyping close to our customer’s product development centers. Our customers significantly benefit from our experience in these areas including product cost reduction, minimization of assets deployed for manufacturing, time-to-market and a simplified supply chain. Key system components we manufacture include high-technology printed circuit boards and printed circuit board assemblies, backplanes and backplane assemblies, enclosures, cable assemblies, precision machined components, optical and RF modules and memory modules. All of these components and sub-assemblies are integrated into a final product or system (HLA - High Level Assembly), configured and tested to our customer’s or the end-customer’s specifications and delivered to the final point of use, with us managing the entire supply chain. By manufacturing system components and subassemblies ourselves, we enhance continuity of supply and reduce costs for our customers. In addition, we are able to have greater control over the supply chain of our customers' products and retain incremental profit opportunities.

Customers also benefit from our combined design, technology and manufacturing experience with specific products and markets. For example, in communications networks, our 20 years of experience in developing high-speed printed circuit boards ("PCBs") and backplanes attracts major customers to us because of the higher levels of product performance achieved using our technology. Examples of products where our experience and vertically integrated model provide competitive advantage include wireless base stations, network switches, routers and gateways, optical switches, enterprise-class servers and storage appliances, set-top boxes, avionics and satellite systems, magnetic resonance imaging (MRI) and computer tomography (CT) scanners, and equipment used in semiconductor manufacturing processes, including equipment for photolithography, chemical mechanical polishing, vapor deposition and robotics for wafer transfer. For these and many other products, customers can gain competitive advantage with our technology, while reducing the capital requirements associated with manufacturing and global supply chain management.

Advanced Technologies. We provide services utilizing advanced technologies which we believe allow us to differentiate ourselves from our competitors. These advanced technologies include the fabrication of complex printed circuit boards, backplanes, enclosures, precision machining, plastics and die cast components. For example, we produce some of the most advanced printed circuit boards and backplanes in the world, with up to 70 layers and process capabilities including a range of low signal loss, high performance materials, buried capacitors and resistors, high-density interconnects and micro via technology. We also manufacture high-density flex and rigid-flex printed circuit boards with up to 30 layers and 8 transition layers in support of defense and aerospace markets along with high-end medical electronics.

Our printed circuit board assembly technologies include micro ball grid arrays, fine-pitch discretes and small form factor radio frequency and optical components, as well as advanced packaging technologies used in high pin count application-specific integrated circuits and network processors. We use innovative design solutions and advanced metal forming techniques to develop and fabricate high-performance indoor and outdoor chassis, enclosures and frames. Our assembly services use advanced technologies including precision optical alignment, multi-axis precision stages and machine vision technologies. We use sophisticated procurement and production management tools to effectively manage inventories for our customers and ourselves. We also have developed build-to-order (BTO) and configure-to-order (CTO) systems and processes that enable us to manufacture and ship finished systems within 48 to 72 hours after receipt of an order. We utilize a centralized IMS technology council to coordinate the development and introduction of new technologies to meet our customers' needs in various locations and to increase collaboration among our facilities.

Global Manufacturing Capabilities. Most of our customers compete and sell their products on a global basis. As such, they require global solutions that include regional manufacturing for selected end markets, especially when time to market, local manufacturing or content and low cost solutions are critical objectives. Our global network of facilities in 25 countries provides our customers a combination of sites to maximize both the benefits of regional and low cost manufacturing solutions and repair services. Our repair partners are located in an additional 21 countries.

We offer customers five regions where all of our technology and components, integrated manufacturing and logistics solutions can be implemented and can serve both regional and global business needs. To manage and coordinate our global operations, we employ an enterprise-wide ERP system at substantially all of our manufacturing locations that operates on a single IT platform and provides us with company-wide information regarding component inventories and orders. This system enables us to standardize planning and purchasing at the facility level and to optimize inventory management and utilization worldwide. Our systems also enable our customers to receive key information regarding the status of their programs.

We purchase large quantities of electronic components and other materials from a wide range of suppliers. Our primary supply chain goal is to consolidate our global spend to create the synergy and leverage to drive our supply base for better cost competitiveness, more favorable terms and leading-edge supply chain solutions. As a result, we often receive more favorable terms and supply chain solutions from suppliers, which can enable us to provide our customers with greater total cost reductions than they could obtain themselves. Our strong supplier relationships also often enable us to obtain electronic components and other materials that are in short supply as well as provide us the necessary support to optimize the use of our inventories.

Supply chain management also involves the planning, purchasing and warehousing of product components. The other objective of our supply chain management services is to reduce excess component inventory in the supply chain by scheduling deliveries of components at a competitive price and on a just-in-time basis. We use sophisticated production management systems to manage our procurement and manufacturing processes in an efficient and cost effective manner. We collaborate with our customers to enable us to respond to their changing component requirements and to reflect any changes in these requirements in our production management systems. These systems enable us to forecast future supply and demand imbalances and develop strategies to help our customers manage their component requirements. Our enterprise-wide ERP systems provide us with company-wide information regarding component inventories and orders to optimize inventories, planning and purchasing at the facility level.

Customer-Focused Organization. We believe customer relationships are critical to our success and we are focused on providing a high level of customer service. Our key customer accounts are managed by dedicated account teams including a global business manager directly responsible for account management. Global business managers coordinate activities across divisions to effectively satisfy our customers' requirements and have direct access to our senior management to quickly address customer opportunities and needs. Local customer account teams further support the global teams and are linked by a comprehensive communications and information management infrastructure.

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

Our Products and Solutions

We offer our OEM customers a diverse set of products and solutions with a focus on wireless, wireline and optical communications and network infrastructure equipment like switches, routers and base stations, computing and storage systems, defense and commercial avionics and communications, medical imaging, diagnostic and patient monitoring systems, digital satellite set-top boxes, point-of-sale, gaming systems, semiconductor tools for metrology, lithography, dry and wet processing, industrial products like large format printers and cash transaction machines, and CleanTech products such as solar and wind products, fuel cells, LED lighting, smart meters and battery systems. These products may require us to use some or all of our end-to-end solutions including design, component technologies and logistics and repair services.

Integrated Manufacturing Solutions includes:

Printed Circuit Board Assembly and Test. Printed circuit board assembly involves attaching electronic components, such as integrated circuits, capacitors, microprocessors, resistors and memory modules to printed circuit boards. The most common technologies used to attach components to printed circuit boards employ surface mount technology (SMT) and pin-through-hole assembly (PTH). SMT is an automated assembly system that places and solders components to the printed circuit board. In PTH, components are inserted into holes punched in the circuit board. Another method is press-fit-technology, in which components are pressed into connectors affixed to the printed circuit board. We use SMT, PTH, press-fit as well as new attachment technologies that are focused on miniaturization and increasing the density of component placement on printed circuit boards. These technologies, which support the needs of our customers to provide greater functionality in smaller products, include chip-scale packaging, ball grid array, direct chip attach and high density interconnect. We perform in-circuit and functional testing of printed circuit board assemblies. In-circuit testing verifies all components are properly inserted, attached and the electrical circuits are complete. We perform functional tests to confirm the board or assembly operates in accordance with its final design and manufacturing specifications. We either design and procure test fixtures and develop our own test software, or we use our customers' test fixtures and test software. In addition, we provide environmental stress tests of the board or assembly that are designed to confirm that the board or assembly will meet the environmental stresses, such as heat, to which it will be subject.

Final System Assembly and Test. We provide final system assembly and test in which assemblies and modules are combined to form complete, finished products. Products for which we currently provide final system assembly and test include wireless base stations, wireline communications switches, optical networking products, high-end servers, industrial and automotive, LED lighting fixtures, multimedia devices, diagnostic medical equipment, internet-protocol communication systems, set-top boxes and computing and storage. We often integrate Sanmina-manufactured printed circuit board assemblies with enclosures, cables and memory modules we also produce. Our final assembly activities also may involve integrating components and modules that others manufacture. The complex, finished products we produce typically require extensive test protocols. We offer both functional and environmental test services. We also test products for conformity to applicable industry, product integrity and regulatory standards. Our test engineering expertise enables us to design functional test processes that assess critical performance elements including hardware, software and reliability. By incorporating rigorous test processes into the manufacturing process, we can help assure our customers that their products will function as designed.

Direct-Order-Fulfillment. We provide direct-order-fulfillment for our OEM customers. Direct-order-fulfillment involves receiving customer orders, configuring products to quickly fill the orders and delivering the products either to the OEM, a distribution channel, such as a retail outlet, or directly to the end customer. We manage our direct-order-fulfillment processes using a core set of common systems and processes that receive order information from the customer and provide comprehensive supply chain management including procurement and production planning. These systems and processes enable us to process orders for multiple system configurations and varying production quantities including single units. Our direct-order-fulfillment services include BTO and CTO capabilities: in BTO, we build a system with the particular configuration ordered by the OEM customer; in CTO, we configure systems to an end customer's order. The end customer typically places this order by choosing from a variety of possible system configurations and options. Using advanced manufacturing processes and a real-time warehouse management and data control system on the manufacturing floor, we can meet a 48 to 72 hour turn-around-time for BTO and CTO requests. We support our direct-order-fulfillment services with logistics that include delivery of parts and assemblies to the final assembly site, distribution and shipment of finished systems and processing of customer returns. Our systems are sufficiently flexible to support direct-order-fulfillment for a variety of products, such as servers, workstations, set-top boxes and medical devices.

Components, Products and Services includes:

Product Design and Engineering. Our design and engineering groups provide customers with comprehensive services from initial product design and detailed product development to production launch and end-of-life support for a wide range of products covering all our market segments. These groups complement our vertically integrated manufacturing capabilities by providing manufacturing design services for printed circuit boards, backplanes and a variety of electro-mechanical systems. Our offerings in design engineering include product architecture, development, integration and regulatory and qualification services, while our NPI services include quick-turn prototype, functional test development and release-to-volume production. We specialize in creating custom high-performance, manufacturable, cost-optimized products. We can also complement our customer's design team with our unique skills and services. Both solutions accelerate our customer's market penetration, all while respecting the customer's intellectual property (IP).

Printed Circuit Boards. We have the ability to produce multilayer printed circuit boards on a global basis with high layer counts and fine line circuitry. Our ability to support NPI and quickturn fabrication followed by manufacturing in both North America and Asia allows our customers to accelerate their time-to-market as well as their time-to-volume. Standardized processes and procedures make transitioning of products easier for our customers. Our technology roadmaps provide leading-edge capabilities and higher yielding processes. Engineering teams are available on a world-wide basis to support designers in Design for Manufacturability (DFM) analysis and assemblers with field application support.

Printed circuit boards are made of fiberglass/resin- laminated material layers and contain copper circuits which interconnect and transmit electrical signals among the components that make up electronic devices. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together in the printed circuit board along with adding layers and via hole structures. We are currently capable of efficiently producing printed circuit boards with up to 70 layers and circuit trace widths as narrow as two mils (50 micron) in production volumes. Specialized production equipment along with an in-depth understanding of high performance laminate materials allow for fabrication of some of the largest form factor and highest speed (in excess of 20 gigabits per second, or Gbps) backplanes available in the industry. We have also developed several proprietary technologies and processes which improve electrical performance, connection densities and reliability of printed circuit boards. Some of these technologies, such as Buried Capacitance™, have become industry standards and are licensed to other board fabricators.

Backplanes and Backplane Assemblies. Backplanes are very large printed circuit boards that serve as the backbones of sophisticated electronics products. They provide interconnections for printed circuit boards, integrated circuits and other electronic components. We fabricate backplanes in our printed circuit board plants. Backplane fabrication is significantly more complex than printed circuit board fabrication due to the large size and thickness of the backplanes. We manufacture backplane assemblies by press-fitting high density connectors into plated through-holes in the bare backplane. In addition, many of the newer, advanced technology backplanes require SMT attachment of passive discrete components as well as high-pin count ball grid array packages. These advanced assembly processes require specialized equipment and a strong focus on quality and process control. We also perform in-circuit and functional tests on backplane assemblies. We have developed proprietary technology and “know-how” which enable backplanes to run at data rates in excess of 10 Gbps. We currently have capabilities to manufacture backplanes with greater than 60 layers in sizes of 26x40 or 22x52 inches and up to 0.5 inches in thickness, using a wide variety of high performance laminate materials. These are among the largest and most complex commercially manufactured backplanes. We are one of a limited number of manufacturers with these capabilities.

Cable Assemblies. Cable assemblies are used to connect modules, assemblies and subassemblies into electronic devices. We provide a broad range of cable assembly products and services, from cable assemblies and harnesses for automobiles, to complex harnesses for industrial products and semiconductor manufacturing equipment. We design and manufacture a broad range of high-speed data, radio frequency and fiber optic cabling products. Our cable assemblies are often used in large rack systems to interconnect subsystems and modules.

Mechanical Systems. Mechanical systems are used across all major markets to house and protect complex and fragile electronic components, modules and sub-systems, so that the system's functional performance is not compromised due to mechanical, environmental or any other usage conditions. Our mechanical systems manufacturing services are capable of fabricating mechanical components, such as cabinets, chassis (soft tool and hard progressive tools), frames, racks, and data centers integrated with various electronic components and sub-systems for power management, thermal management, sensing functions and control systems.

We manufacture a broad range of enclosures for a wide range of products including multimedia products, set-top boxes, medical equipment, storage and servers, to large and highly complex mechanical systems, such as those used in indoor and outdoor wireless base station products and high precision chambers for semiconductor industry.

We serve a variety of market segments, such as telecommunications, computing, semiconductor, industrial, CleanTech, and medical, while partnering with customers from initial concept development, prototyping, build verification and validation, to integration, system assembly, final test and service.

Our mechanical systems expertise is readily accessible at any of our state-of-the-art facilities worldwide. Our operations provide metal fabrication by soft tools, high-volume metal stamping and forging by hard tools with stage and progressive tools, plastic injection molding, aluminum die-casting, robotic welding capabilities, powder painting, wet painting, plating, cleaning processes and leading precision machining capabilities.

We also offer a suite of world-class precision machining services in the U.S. and China. We use advanced numerically controlled machines enabling the manufacture of components to very tight tolerances and the assembly of these components in clean environments. Capabilities include complex medium- and large-format mill and lathe machining of aluminum, stainless steel, plastics, ferrous and nonferrous alloys and exotic alloys. We also have helium and hydrostatic leak-test capabilities. By leveraging our established supply chain, we do lapping, plating, anodizing, electrical discharge machining (EDM), heat-treating, cleaning, laser inspection, painting and packaging. We have dedicated facilities supporting machining and complex integration with access to a range of state-of-the-art, computer-controlled machining equipment that can satisfy rigorous demands for production and quality. This includes fully automated “lights-out” machinery that continues production in the absence of human operators. With some of the largest horizontal milling machines in the U.S., we are a supplier of vacuum chamber systems for the semiconductor, flat-panel display, LED equipment, industrial and AS0100-certified, aerospace markets.

Viking Technology. Viking Technology is a global provider of Non-Volatile memory, Solid State Drives (SSD) and DRAM solutions with over two decades of engineering experience and expertise in flash and DRAM modules, advanced packaging & complex sub-system solutions. Viking's mission and philosophy is to continue to deliver leading-edge technology solutions that optimize the value and performance of its customers’ applications.

Viking's breadth of products bridge the SSD and DRAM technologies to deliver any storage solution: from high-performance computing SSDs tailored for the Enterprise market to small form factor flash and DRAM modules optimized for the industrial, communications and defense and aerospace markets.

In recent years, Viking has pioneered several disruptive technologies that are paving the way for faster and more effective enterprise server and storage system solutions. Such innovations include a new Non-Volatile memory module, ArxCis-NV™. The ArxCis-NV™, an NV-DIMM, enables significant performance improvements to a host of end applications, while delivering increased endurance to any SSD. NV-DIMM technology will be a critical component for the evolving Cloud and Virtualization markets to ensure reliability, persistence and performance. Another disruptive technology is the innovative SATADIMM™, an SSD in the form of a Dual In-Line Memory Module (DIMM). Using Viking's state-of-the-art design and packaging technology, the SATADIMM™ is able to deliver all the performance, capacity and features of an Enterprise SSD within 75% of the footprint of a traditional 2.5-inch SSD. With its innovative form factor, the SATADIMM™ enables the large growing server market to take advantage of increased performance and capacity to enhance critical business applications.

SCI Technology Inc. (SCI) - Defense and Aerospace. SCI has been providing engineering services, products and manufacturing solutions to the global defense and aerospace industry for more than five decades. SCI offers mission-critical products for aircraft systems, tactical communications and radiation detection and monitoring, as well as fiber optics capabilities for use in a variety of applications.

Our customers include U.S. government agencies, U.S. allies and major defense and aerospace prime contractors. We also have the infrastructure to support the stringent certifications, regulations, processes and procedures required by these customers.

Newisys. Our Newisys group designs and manufactures both standard and custom storage and server products, including mass storage for high performance cloud and streaming video applications, as well as bulk and backup storage products. Newisys designs and produces storage and server products, including complete rack scale solutions.

Optical and RF and Components and Modules. Optical and Radio frequency (RF) components are the key building blocks of many systems. We produce both passive and active components as well as modules. RF and Optical modules are integrated subsystems that use a combination of industry standard and/or custom components, interconnected using microelectronic technologies to achieve a unique function. Based on our microelectronic design and manufacturing technologies, we provide RF and optical components, modules and systems for customers in the telecommunications, networking, medical, industrial, military and aerospace markets. Our experience in RF and optical communications and networking products spans long-haul/ultra-long-haul and metro regions for transport/transmission, as well as access and switching applications, including last-mile solutions. In the medical market, we develop and manufacture optically-based products such as blood analyzers and food contamination analyzers as well as specialized spectrometers. We are currently supplying product to the 10G, 40G and 100G optical marketplace based on our optical and RF technologies. Our service offerings for optical customers are designed to deliver end-to-end solutions with special focus on product design and industrialization, optical and RF component, module and blade manufacturing, as well as system integration and test.

Logistics and Repair Services. Our logistics and repair services provide significant value to our customers while helping protect their brand name. It also improves customer experience through the deployment of enhanced tools and the provision of real-time access to critical business information. Our solutions are designed to reduce the total cost of ownership and enable our customers to shift their services operations to a variable cost model that frees up cash, enabling them to focus on their core business initiatives.

Focusing on highly complex and mission-critical products and processes, we support the logistics and repair needs of customers in the medical, communications, computing & storage, defense and aerospace and multimedia markets worldwide. Through our operational infrastructure of more than 20 locations and repair partners in an additional 21 countries, we provide a wide range of services including direct-order-fulfillment, configure-to-order, supplier, inventory and warranty management, reverse logistics, repair, asset recovery, sustaining engineering, test development and end-of-life management to embrace the most unique needs of our customers.

Drawing on a robust set of information systems, we offer configurable environments tailored to meet specific customer needs including customized web portals, order and serial number tracking, special routings and promotions. Local, regional and global solutions are supported by a robust set of business processes that focus on inventory reduction and risk mitigation. This can improve cycle times by leveraging infrastructure, people and technology to enable reliable shipments of products to end users worldwide generally within 4 to 72 hours, depending on the services offered.

Logistics and repair services complement our end-to-end manufacturing strategy by integrating engineering, supply chain, manufacturing, logistics and repairs into a seamless solution for mission-critical customers around the world.

Our End Markets

We target markets that we believe offer significant growth opportunities and for which OEMs sell complex products that are subject to rapid technological change. We believe that markets involving complex, rapidly changing products offer opportunities to produce products with higher margins because they require higher value-added manufacturing services and may also include our advanced vertically integrated components. Our approach to our target markets is two-fold; we intend to strengthen our significant presence in the communications networks and computing and storage markets, while also focusing on under-penetrated target markets which have not extensively relied upon EMS companies in the past, including the medical, automotive, industrial and semiconductor capital equipment, defense and aerospace, and CleanTech industries. Our diversification across market segments and customers helps mitigate our dependence on any particular market or customer.

Communications Networks: Wireless and Wireline Access, Optical and Wireline Routing, Switching, and Transmission and Enterprise Networking. In the communications sector, we focus on infrastructure equipment including wireless and wireline access, radio frequency (RF) filters, switching, routing and transmission systems, optical networking and transmission and enterprise networking systems. Our product design and engineering staff has extensive experience designing and industrializing advanced communications products and components for these markets. Products we manufacture include wireless base stations, remote radio heads, point-to-point microwave systems and other backhaul solutions, satellite receivers and various radio frequency appliances, optical switches and transmission hardware as well as switches core, service and edge routers among others. We also design and manufacture optical, RF and microelectronic components which enable devices in many of these products.

Computing and Storage. We provide comprehensive design and manufacturing solutions, as well as BTO and CTO services to the computing and storage market. We tightly couple our vertically integrated supply chain with manufacturing and logistics allowing for assembly and distribution of products all over the world. Our vertical integration capabilities include racks, enclosures, cables, complex multi-layer printed circuit boards, printed circuit assemblies and backplanes. In addition, we have designed and developed some of the most compact and powerful storage modules available on the market today which we have coupled with our global, vertically integrated supply chain to deliver some of the most compelling computing and storage solutions to the data storage industry.

Multimedia. We manufacture digital set-top boxes, point of sale equipment, casino gaming equipment, digital home gateways, professional audio-video equipment and internet protocol entertainment devices. For our multimedia OEM customers, we manage the production process including product design and engineering, test development, supply chain management, manufacturing of printed circuit boards and assemblies, final system assembly and test, direct-order-fulfillment together with our BTO and CTO capabilities, and repair services.

Industrial and Semiconductor Capital Equipment. Our expertise in manufacturing highly complex systems includes production of industrial and semiconductor capital equipment, front-end environmental chambers, industrial controllers and test, inspection and public safety equipment. We also have significant experience in manufacturing highly complex systems such as process chambers, photolithography tools, etch tools, wafer handling interfaces, flat panel display test and repair equipment, chem-mech planarization tools, optical inspection and x-ray equipment, explosive detection equipment, and large format printing plate machines as well as full design and manufacturing capabilities on precision frames for all capital equipment.

Defense and Aerospace. We offer our end-to-end services to the defense and aerospace industry. We design and manufacture a comprehensive range of defense and aerospace products including avionics systems and processors, cockpit and wireless communications systems, tactical and secure network communications systems, radar subsystems, radiation detection systems for homeland defense and fiber-optic systems. We believe our experience in serving the defense and aerospace industry, as well as our product design and engineering capabilities, represent our key competitive strengths.

Medical. We provide comprehensive manufacturing and related services to the medical industry including design, logistics and regulatory approval support. The manufacturing of products for the medical industry often requires compliance with domestic and foreign regulations including the Food and Drug Administration's (FDA's) quality system regulations and the

European Union's medical device directive. In addition to complying with these standards, our medical manufacturing facilities comply with ISO 13485-2012 (formerly EN 46002) and ISO 9001:2000. We manufacture a broad range of medical devices including blood glucose meters, computed tomography scanner assemblies, respiration systems, blood analyzers, cosmetic surgery systems, ultrasound imaging systems and a variety of patient monitoring equipment.

Clean Technology. We are committed to serving companies leading the CleanTech revolution in the solar, wind, fuel cell, battery systems, LED lighting and smart infrastructure industries. We leverage traditional electronics manufacturing services (EMS) for CleanTech customers in areas related to power electronics, control and distribution, smart meters and full-system integration. Beyond traditional EMS, our extensive range of electro-mechanical design and complex system manufacturing capabilities are an excellent fit across all CleanTech segments. Our design and manufacturing operations are strategically located in close proximity to CleanTech business hubs.

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

Customers

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented approximately 50% of our net sales in 2013, 2012 and 2011. In 2013 and 2012, Alcatel-Lucent represented more than 10% of our net sales. In 2011, Nokia Siemens Networks represented more than 10% of our net sales.

We seek to establish and maintain long-term relationships with our customers, as we have served many of our principal customers for several years. Historically, we have had substantial recurring sales from existing customers. We also expand our customer base through our marketing and sales efforts as well as acquisitions. We have been successful in broadening relationships with customers by providing vertically integrated products and services as well as multiple products and services in multiple locations.

We typically enter into supply agreements with our major OEM customers with terms ranging from three to five years. Our supply agreements with our OEM customers generally do not obligate the customer to purchase minimum quantities of products. However, the customer is typically liable for the cost of the materials and components we have ordered to meet their production forecast but which are not used, provided that the material was ordered in accordance with an agreed-upon procurement plan. In some cases, the procurement plan contains provisions regarding the types of materials for which our customers will assume responsibility. Our supply agreements typically contain provisions permitting cancellation and rescheduling of orders upon notice and, in some cases, subject to cancellation and rescheduling charges. Order cancellation charges typically vary by product type, depending how far in advance of shipment a customer notifies us of an order cancellation. In some circumstances, our supply agreements with customers provide for cost reduction objectives during the term of the agreement.

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

Seasonality

Although we have in the past experienced higher levels of sales during different quarters, we have in the recent past perceived that the second half of our fiscal year experiences higher levels of revenue, with our first half generally having the lowest levels. However, we cannot predict whether this pattern will continue as seasonality in our business has historically been driven by customer and product mix, particularly in the end markets which our customers serve.

Backlog

We generally do not obtain firm, long-term commitments from our customers. Instead, our procurement of inventory and our manufacturing activities are based primarily on forecasts provided by our customers. This enables us to minimize the time lapse between receipt of a customer's order and delivery of product to the customer. Customers usually do not make firm orders for product delivery more than thirty to ninety days in advance. Additionally, customers may cancel or postpone scheduled deliveries, generally without significant penalty. Therefore, we do not believe the backlog of expected product sales covered by firm orders is a meaningful measure of future sales.

Marketing and Sales

Our sales efforts are organized and managed on a regional basis with regional sales managers in geographic regions throughout the world.

We develop relationships with our customers and market our vertically integrated manufacturing solutions through our direct sales force, customer support specialists and representative firms. Our sales resources are directed at multiple management and staff levels within target accounts. Our direct sales personnel and representative firms work closely with the customers' engineering and technical personnel to better understand their requirements. Our marketing and sales staff supports our business strategy of providing end-to-end solutions by encouraging cross-selling of vertically integrated manufacturing solutions and component manufacturing across a broad range of major OEM products. To achieve this objective, our marketing and sales staff works closely with our various manufacturing and design and engineering groups and engages in marketing and sales activities targeted at key customer opportunities.

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

Business Segment Data and our Foreign Operations

We have one reportable segment - Integrated Manufacturing Solutions (IMS). Financial information for segments can be found in note 16 to our consolidated financial statements. Information concerning revenues, results of operations and revenues by geographic area is set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in Note 16, “Business Segment, Geographic and Customer Information”, to our consolidated financial statements. Risks attendant to our foreign operations can be found in Item 1A. “Risk Factors”.

Competition

For our integrated manufacturing solutions business, we face competition from other major global EMS companies such as Benchmark Electronics, Inc., Celestica, Inc., Flextronics International Ltd., Jabil Circuits, Inc. and Plexus Corp. Our components, products and services business faces competition from EMS and non-EMS companies that often have a regional product, service or industry-specific focus. In addition, our potential customers may also compare the benefits of outsourcing their manufacturing to us with the merits of manufacturing products themselves.

We compete with different companies depending on the type of solution or geographic area. We believe the primary competitive factors in our industry include manufacturing technology, quality, global footprint, delivery, responsiveness, provision of value-added solutions and price. We believe our primary competitive strengths include our ability to provide global end-to-end solutions, product design and engineering resources, vertically integrated manufacturing solutions, advanced technologies, global manufacturing capabilities, global supplier base, customer focus and responsiveness, and expertise in serving diverse end markets.

Intellectual Property

We hold various U.S. and foreign patents and patent applications primarily related to printed circuit board technologies, methods of manufacturing printed circuit boards, enclosures, memory modules and computing (servers and storage). For other proprietary processes, we rely primarily on trade secret protection. We also have registered trademarks and pending applications in the U.S. and certain countries worldwide. A number of our patents covering certain technologies have expired or will expire in the near future. The expiration and abandonment of patents reduces our ability to assert claims against competitors or others who use similar technologies and to license such patents to third parties.

Environmental Matters

We are subject to a variety of local, state, federal and foreign environmental laws and regulations relating to the storage and use of hazardous materials used in our manufacturing processes, as well as the storage, treatment, discharge, emission and disposal of hazardous waste that are by-products of these processes. We are also subject to occupational safety and health laws, product labeling and product content requirements, either directly or as required by our customers. Proper waste disposal is a major consideration for printed circuit board manufacturers due to the metals and chemicals used in the manufacturing process. Water used in the printed circuit board manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into municipal sanitary sewer systems. We operate on-site wastewater treatment systems at our printed circuit board manufacturing plants in order to treat wastewater generated in the fabrication process.

Although the electronics assembly process generates significantly less wastewater than printed circuit board fabrication, it can also generate lead dust. As a result, it is important to maintain environmental controls. Upon vacating a facility, we are responsible for remediating the lead dust from the interior of the manufacturing facility. Although there are no applicable standards for lead dust remediation in manufacturing facilities, we endeavor to remove the residues. To date, lead dust remediation costs have not been material to our results of operations. We also monitor for airborne concentrations of lead in our buildings and are unaware of any significant lead concentrations in excess of the applicable OSHA or other local standards.

We have a range of corporate programs that aim to reduce the use of hazardous materials in manufacturing. We developed corporate-wide standardized environmental management systems, auditing programs and policies to enable better management of environmental compliance activities. For example, our facilities are also certified under ISO 14001, a set of standards and procedures relating to environmental compliance management. In addition, the electronics industry must adhere to the European Union's Restrictions of Hazardous Substances (RoHS) and Waste Electrical and Electronic Equipment (WEEE) directives which are in effect since July 2006. Parallel initiatives have been adopted in other jurisdictions, including several states in the U.S. and the Peoples' Republic of China. RoHS limits the use of lead, mercury and other specified substances in electronics products. WEEE requires producers to assume responsibility for the collection, recycling and management of waste electronic products and components. We implemented procedures intended to ensure our manufacturing processes are compliant with RoHS and the European Union's Registration, Evaluation and Authorization of Chemicals (REACH) legislation, when required. WEEE compliance is primarily the responsibility of OEMs.

Asbestos containing materials, or ACM, are present at several of our manufacturing facilities. Although the ACM is being managed and controls have been put in place pursuant to ACM operations and maintenance plans, the presence of ACM could give rise to remediation obligations and other liabilities.

Our facilities generally operate under environmental permits issued by governmental authorities. For the most part, these permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. Any such revocation may require us to cease or limit production at one or more of our facilities, adversely affecting our results of operations.

Due to certain acquisitions, we have incurred liabilities associated with environmental contamination. These include ongoing investigation and remediation activities at a number of current and former sites, including Irvine, California; Owego, New York; Derry, New Hampshire; and Brockville, Ontario. In addition, we have been named in a lawsuit alleging operations at our current and former facilities in Orange County, California contributed to groundwater contamination. There are some sites, including our acquired facility in Gunzenhausen, Germany, that are known to have groundwater contamination caused by a third-party, and that third-party has provided indemnification to us for the liability. However, third-party indemnities may not be effective to reduce our liability for environmental contamination. For example, Nortel Networks which had provided us indemnification with respect to environmental investigation activities undertaken at our former Brockville site is party to bankruptcy proceedings that may cause it to not fully honor its indemnification obligations to us. As a result, we could be required to absorb the full expense of any remediation of the Brockville facility.

We have also been named as a potentially responsible party at a contaminated disposal site operated by another party at the Casmalia Resources disposal site in Southern California as a result of the past disposal of hazardous waste by companies we have acquired or by our corporate predecessors. In addition, we have been named as a potentially responsible party by the California Department of Toxic Substance Control at a waste treatment site operated by another party in San Jose, California, allegedly as a result of waste we sent to be treated at that facility being discharged into the environment. Although liabilities for such historic disposal activities have not materially affected our financial condition to date, we cannot assure past disposal activities will not result in liability that will affect us in the future. In addition, we may be unaware of further environmental compliance issues, which could adversely affect our future operations.

We use environmental consultants primarily for risk assessments and remediation, including remedial investigation and feasibility studies, remedial action planning and design and site remediation. Our consultants provide information regarding the nature and extent of site contamination, acceptable remediation alternatives and estimated costs associated with each remediation alternative. We consider their recommendations together with other information when determining the appropriate amount to accrue for environmental liabilities.

Employees

As of September 28, 2013, we had 40,909 employees, including 7,765 temporary employees. None of our U.S. employees are represented by a labor union. In some international locations, our employees are represented by labor unions on either a national or plant level or are subject to collective bargaining agreements. Some foreign countries also have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws.

Available Information

Our Internet address is http://www.sanmina.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC's website at http://www.sec.gov.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, position and age of our current executive officers and their ages as of September 28, 2013.

Name	Age	Position
Jure Sola	62	Chairman of the Board and Chief Executive Officer
Robert Eulau	51	Executive Vice President and Chief Financial Officer
Charles Kostalnick	48	Executive Vice President and Chief Business Officer
Dennis Young	62	Executive Vice President of Worldwide Sales and Marketing
Alan Reid	50	Executive Vice President of Global Human Resources

Jure Sola has served as our Chief Executive Officer since April 1991, as Chairman of our Board of Directors from April 1991 to December 2001 and from December 2002 to present, and as Co-Chairman of our Board of Directors from December 2001 to December 2002. In 1980, Mr. Sola co-founded Sanmina and initially held the position of Vice President of Sales. In October 1987, he became the Vice President and General Manager of Sanmina, responsible for manufacturing operations, sales and marketing. Mr. Sola served as our President from October 1989 to March 1996.

Robert Eulau has served as our Executive Vice President and Chief Financial Officer since September 2009. Prior to joining us, he was the Executive Vice President, Chief Operating Officer and Chief Financial Officer of privately-owned Alien Technology Corporation, a developer of radio frequency identification products, from March 2006 to June 2008.  Previously, he was Senior Vice President and Chief Financial Officer of publicly-traded Rambus Inc., a technology licensing company, from May 2001 to March 2006. Prior to Rambus, Mr. Eulau served over 15 years with Hewlett Packard Company in various leadership roles, including Vice President and Chief Financial Officer of HP's Business Customer Organization, and Vice President and Chief Financial Officer of HP's Computing Products business.

Charles Kostalnick has served as our Executive Vice President and Chief Business Officer since September 2013. Prior to joining us, he was the Senior Vice President of Avnet, Inc, a distributor of electronic components, computer products and embedded technology, from July 2010 to September 2013. Previously, he was President of North America Distribution and held other leadership roles at Bell Micoproducts, Inc. (acquired by Avnet, Inc. in July 2010), a distributor of storage products and systems, computer products and peripherals, from October 2005 to July 2010. Prior to Bell Microproducts, Mr. Kostalnick held various roles at Arrow Electronics, including Vice President of Sales, OEM Computing Solutions, Area Director and Regional Director, from March 2000 to October 2005.

Dennis Young has served as our Executive Vice President of Worldwide Sales and Marketing since March 2003. Prior to joining us, Mr. Young was Senior Vice President of Sales from May 2002 to March 2003 and Vice President of Sales, from March 1998 to May 2002, of Pioneer-Standard Electronics, a provider of industrial and consumer electronic products.

Alan Reid has served as our Executive Vice President of Global Human Resources since October 2012. Mr. Reid has held various roles at Sanmina, including Senior Vice President of Global Human Resources and Human Resources Director of EMEA, from July 2001 to October 2012. Prior to joining us, he was Group Human Resources Manager at Kymata Ltd., an optoelectronic technology startup from June 2000 to July 2001. Prior to Kymata, Mr. Reid held various roles in operations and human resources with The BOC Group PLC., (British Oxygen Company), a global industrial gases and engineering company, from September 1986 to June 2000.

Item 1A. Risk Factors

Adverse market conditions in the electronics industry could reduce our future sales and earnings per share.

 We cannot accurately predict future levels of demand for our customers' electronics products. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows. Adverse worldwide economic conditions, particularly in Europe, have in the recent past led to challenging conditions in the electronics industry. A number of factors, including price instability, the availability and cost of credit, high global unemployment and concerns about the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations have slowed global economic growth in many countries. These conditions have resulted in some of our customers delaying purchases or placing purchase orders for lower volumes of products than previously experienced or anticipated. If such conditions persist or return, they could also cause a reduction in orders from our customers or potential customers due to a reduced availability of credit and the insolvency of one or more customers or suppliers. Any of these factors could reduce our revenues, increase our costs and decrease our liquidity.

Our customers could experience credit problems, which would reduce our future revenues and net income.

Many of the industries for which we provide products have previously experienced significant financial difficulty, with some of the participants filing for bankruptcy. Such financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand from these financially distressed customers, the lengthening of customer payment terms, the potential inability of these companies to make full payment on amounts owed to us or to purchase inventory we acquired to support their businesses. For example, during 2013, we recorded charges of $6.6 million relating to a distressed customer. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy laws. We do not carry insurance against the risk of customer default on their payment obligations to us.

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

Sales to our ten largest customers represented approximately half of our net sales during 2013. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales, particularly in the communications end market. A significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by our large customers would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in demand for their product, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could reduce our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would reduce our net sales and net income.

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

Our ability to make capital expenditures, engage in strategic transactions, redeem debt and repurchase stock and the extent to which we need to utilize our borrowing facilities depends in large part on our ability to generate cash flow from operations. Cash flow from operations is highly variable. For example, in 2011, 2012 and 2013, cash flow from operations was $235 million, $215 million and $318 million, respectively. Our cash generated by or used in operations is impacted by a number of variables, including our growth and profitability, customer and supplier payment terms, timeliness of customer payments to us and the extent to which we need to increase inventories in response to customer forecasts. To the extent our cash flow from operations fluctuates significantly in the future, our ability to make investments in our business, redeem debt and repurchase stock could be adversely impacted.

Our strategy to pursue higher margin business depends in part on the success of our Components, Products and Services (CPS) business, which, if not successful, could cause our future gross margins and operating results to be lower.

A key part of our strategy is to grow our CPS business, which includes printed circuit boards, backplane and cable assemblies, mechanical systems, memory, defense and aerospace and computing products and design, engineering, logistics and repair services. A decrease in orders for these components, products and services can have a disproportionately adverse impact on our profitability since these components, products and services generally carry higher than average contribution margins. In addition, in order to grow this portion of our business profitability, we must continue to make substantial investments in the development of our product development capabilities, research and development activities, test and tooling equipment and skilled personnel, all of which reduce our operating results in the short term. The success of our CPS business also depends on our ability to increase sales of our proprietary products, convince our customers to agree to purchase our components for use in the manufacture of their products and expand the number of our customers who contract for our design, engineering, logistics and repair services. We may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards demanded by our customers, as well as in qualifying our components for use in our customers' designs. Our proprietary products and design, engineering, logistics and repair services must compete with products and services offered by established vendors which focus solely on development of similar technologies or the provision of similar services. Any of these factors could cause our CPS revenue and margins to be less than expected, which would have an overall adverse and potentially disproportionate effect on our revenues and profitability.

We may experience component shortages or price increases, which could cause us to delay shipments to customers and reduce our sales and net income.

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. We have experienced, and may experience in the future, delays in delivery and shortages of components, which in turn could cause delays in product shipments to customers, result in reduced revenue from and have an adverse effect on our relationship with affected customers, and our reputation generally as a reliable service provider. Component shortages can result in increased component prices which could decrease our gross profit. Component delays and shortages can also result from natural disasters occurring in the regions in which our suppliers operate, such as the March 2011 earthquake and tsunami in Japan and the widespread flooding in Thailand during late 2011. We may purchase components in advance of our requirements for such components as a result of a threatened or anticipated shortage. In this event, we may incur additional inventory carrying costs and have a heightened exposure to inventory obsolescence costs, which may not be recoverable from our customers. Such costs would reduce our margins and net income. Finally, if key components become scarce, we may be required to look to second tier vendors or to procure components through brokers. Such components may be of lesser quality than those otherwise available and could cause us to incur costs to qualify such components or to replace them if they prove to be defective.

Our future gross margins and operating results may be adversely impacted by reduced demand for, or execution problems with, our integrated manufacturing solutions business.

The substantial majority of our revenues are derived from our integrated manufacturing solutions (IMS) business. We experience continued pressure from OEMs to reduce prices for these solutions and our competition remains intense. These factors can result in reduced IMS revenue, which would reduce our gross margins. Gross margins in our IMS business can also be negatively impacted by our product mix, with lower margins resulting from the provision of less complex services, and by execution issues and operational inefficiencies at our plants. If we experience reduced demand or revenues from our IMS business for any reason, or experience execution problems or operational inefficiencies, our gross margins and operating results in future periods may be lower than expected.

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

These factors include:

•	intense competition among our customers and their competitors, leading to reductions in prices for their products and pricing pressures on us;

•	short product life cycles of our customers' products leading to continuing new requirements and specifications and product obsolescence, either of which could cause us to lose business;

•	failure of our customers' products to gain widespread commercial acceptance which could decrease the volume of orders customers place with us; and

•	recessionary periods in our customers' markets which decrease orders from affected customers.

We realize a substantial portion of our revenues from communications equipment customers. This market is highly competitive, particularly in the area of price. Should any of our larger customers in this market fail to effectively compete with their competitors, they could reduce their orders to us or experience liquidity difficulties, either of which would have the effect of reducing our revenue and net income, perhaps substantially. Revenue from our multimedia business, which is driven primarily by sales of set-top boxes, could decline as more content is delivered over the internet or through alternative methods and not through set-top boxes, particularly in the U.S. or Europe. In addition, in the case of our defense business, United States budget actions could cause a reduction or delay in orders placed by the government or defense contractors for products manufactured by SCI, our defense and aerospace division. Since such products carry higher margins than many of our other products and services, such a decrease would disproportionately reduce our gross margin and profitability. There can be no assurance that we will not experience declines in demand in these or other areas in the future.

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

We are subject to income, sales, value-added, withholding and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective tax rates and liability for other taxes could increase as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, our cash management strategies and other factors. For instance, pending Mexican legislation could significantly increase our taxes payable in Mexico in the future. In addition, our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the United States, Thailand, Hungary, Japan and Mexico. Developments in these or future audits could adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties. Although we believe that our tax estimates are reasonable and our existing tax reserves are adequate, the final determination of tax audits or tax disputes may be different from what is reflected in our historical tax provisions, which could lead to an increase in our taxes payable and a decrease in our net income.

Our business may experience seasonality, which could result in material changes in our operating results from quarter to quarter.

Seasonality in our business has historically been driven by customer and product mix, particularly the end markets which our customers serve. We have observed that our revenue levels have typically been higher in the second half of our fiscal year and lower during the first half. However, there can be no assurance that this trend will continue and the extent to which our business remains depends upon our future customer base and the end markets that they serve, which we are unable to predict.

We may be unable to generate sufficient liquidity to reduce our debt levels or maintain or expand our operations, which may reduce the business our customers and vendors are able to do with us; we could experience losses if one or more financial institutions holding our funds were to fail.

Our liquidity is dependent on profitability and business volume which affects working capital, including inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers with payment terms granted to our customers, investments in facilities and equipment, acquisitions, repayments and redemptions of our outstanding indebtedness and repurchases of our common stock. In order to improve our liquidity, during the second quarter of 2012, we renewed and increased our asset-backed revolving credit facility increasing the facility to $300 million, under which we could borrow $266.4 million, net of letters of credit and outstanding borrowings, as of September 28, 2013 and in the fourth quarter of 2012, we borrowed $40 million secured by our corporate headquarters. We also have $184 million in short-term financing facilities all of which remained available to be borrowed as of September 28, 2013. Our asset-backed revolving credit facility expires in March 2017 and our foreign short-term facilities expire at various dates through the second quarter of 2015.

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

Other than our $40 million loan secured by our corporate headquarters (the “Secured Debt due 2015”), our debt agreements do not contain financial covenants currently applicable to us, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Our Secured Debt due 2015 requires us to maintain a minimum fixed charge coverage ratio during its term. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other transactions, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt as well as all amounts payable under our interest rate swaps on such debt, if any, could become immediately due and payable and the incurrence of additional debt under our asset-backed credit facility would not be allowed, any of which would have a material adverse effect on our liquidity and ability to conduct our business.

Redemptions of debt and repurchases of common stock reduce our working capital and liquidity; debt refinancing can entail higher interest expense, which would lower our net income; interest payments on variable rate debt can increase, which would lower our net income.

During 2012 and 2013, we redeemed net $360 million and net $257.4 million of our long-term debt, respectively, and announced a $100 million stock repurchase program. Although redemptions of debt and repurchases of stock improve our financial results, these actions also reduce our liquidity. If we should redeem or repurchase additional debt or stock, our working capital and liquidity would be further reduced. In addition, should we undertake to refinance any of our outstanding long-term debt, there can be no assurance that the terms of such refinancing, particularly the interest rate, would be favorable to

us. Should we be forced to replace lower interest rate debt with higher interest rate debt, our interest expense would increase and our net income would be reduced. An aggregate of $540 million of our long-term debt and all of our short-term borrowings bear interest at a variable rate based upon LIBOR, either under the terms of such debt or as a result of interest rate swaps. Interest rates, including LIBOR, can change due to a variety of factors, including governmental debt levels, ratings downgrade of U.S. or other sovereign debt, the pace of economic growth and central bank actions. Should LIBOR increase substantially in the future for any reason, interest payments on our variable interest rate debt would also increase. At the same time, the interest rate swap counterparty for our Senior Notes due 2019 has the unilateral right, beginning in May 2014, to terminate such swap and pay us a market termination fee, in which case we would pay a 7% interest rate on such notes, which could be higher than the variable interest rate we currently pay through the swap. Any increase in the interest rates paid by us on our debt would increase our interest expense and lower our net income.

We generally do not obtain long-term commitments from our customers; cancellations, reductions in production quantities, delays in production by our customers and changes in customer requirements could reduce our sales and net income.

We generally do not obtain firm, long-term purchase commitments from our customers and our bookings may generally be canceled prior to the scheduled shipment date. Customers may cancel their orders, reduce production quantities or delay production for a number of reasons, including significant decreases in demand for their products and services and decisions to engage with other EMS providers. Although the customer is generally liable for finished goods and work-in-process at the time of cancellation, we may be unable or, for other business reasons, choose not to enforce our contractual rights. Cancellations, reductions or delays of orders by customers would:

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

We manufacture products to our customers' specifications, and in some cases our manufacturing processes and facilities need to comply with various statutory and regulatory requirements. For example, many of the medical products that we manufacture, as well as the facilities and manufacturing processes that we use to produce them must comply with standards established by the United States Food and Drug Administration. In addition, our customers' products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we design or manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements. Defects in the products we design or manufacture may result in product recalls, warranty claims by customers, including liability for repair costs, delayed shipments to customers or reduced or canceled customer orders. For example, a customer has asserted that we are liable for certain costs relating to the loss of use of products manufactured by us. Although we believe this claim is unsubstantiated, the total costs sought by the customer could be significant. If these types of defects or deficiencies are significant, our results of operations and business reputation could be harmed. The failure of the products that we design or manufacture or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in product liability claims against us. The magnitude of such claims may increase as we expand our medical, automotive, and aerospace and defense manufacturing services because defects could result in death or significant injury to end users of these products. Even if our customers are contractually responsible for defects in the design of a product, we could nonetheless be named in a product liability suit over such defects and could be required to expend significant resources to defend ourselves.

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

Energy price increases may negatively impact our results of operations; regulatory actions could affect the price of energy, which could increase our costs and reduce our profitability; natural resource shortages could impact our production.

We, along with our suppliers and customers, rely on various energy sources in our manufacturing and transportation activities. There has been significant volatility in the prices of energy during the recent past and such volatility is likely to continue in the future. A sustained increase in energy prices could cause an increase to our raw material, components and transportation costs. We may not be able to increase our product prices enough to offset these increased costs, in which case our profitability would be reduced.

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
Certain natural resources, including water used in our production processes, may become constrained, particularly in China, where economic output may outstrip natural resources. Such shortages could raise our costs or otherwise impact our production.

We are subject to risks arising from our international operations.

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and establish new foreign facilities. The substantial majority of our net sales are generated through our non-U.S. operations and a significant portion of our manufacturing material is provided by international suppliers. As a result of our international operations, we are affected by economic, political and other conditions in foreign countries, including:

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

We operate in countries that have experienced labor unrest, political instability and strife, including Brazil, China, India, Israel, Malaysia and Thailand and we have experienced work stoppages and similar disruptions in certain foreign jurisdictions. To the extent such developments prevent us from adequately staffing our plants and manufacturing and shipping products in those jurisdictions, our margins and net income could be reduced and our reputation as a reliable supplier could be negatively impacted.

We have incurred substantial restructuring charges in the past and we may need to take material restructuring charges in the future.

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

Improvements to and refinements of our manufacturing processes are necessary to manufacture next generation products for our customers in a cost-efficient manner. As a result, we are continually evaluating the cost-effectiveness and feasibility of new manufacturing processes. In some cases, we will be required to make capital expenditures and incur engineering expense in order to qualify and validate any such new process. Such expenses would reduce our net income. In addition, any delay in the deployment of such new process, or problems commencing volume production using a new process could also reduce our competitiveness, decrease our margins and net income and harm our reputation with our customers.
Our international sales are subject to laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

We are required to comply with all applicable domestic and foreign export control laws, including the International Traffic in Arms Regulations and the Export Administration Regulations (“EAR”). Some items manufactured by us are controlled for export by the United States Department of Commerce's Bureau of Industry and Security under the EAR. In addition, we are subject to the Foreign Corrupt Practices Act and international counterparts relating to bribery of foreign governments and officials, such as the U.K. Bribery Act. Violation of any of these laws or regulations could result in significant sanctions, including large monetary penalties and suspension or debarment from participation in future business opportunities, which could reduce our future revenue and net income and damage our reputation as a reputable supplier. In addition, defense of any such claim would likely be time consuming and expensive to resolve and would divert management's time and attention.

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

In addition, the electronics industry became subject to the European Union's RoHS (Restriction of Hazardous Substances) and WEEE (Waste from Electrical and Electronic Equipment) directives which took effect beginning in 2005. Parallel initiatives have been adopted in other jurisdictions, including several states in the United States and the People's Republic of China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. Although we believe we have implemented procedures to make our manufacturing process RoHS compliant, a successful assertion by a governmental entity of non-compliance could result in significant costs and/or penalties. In the case of WEEE, the compliance responsibility rests primarily with OEMs rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations, which could increase our costs.

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

If we are unable to protect our intellectual property or infringe, or are alleged to infringe, upon intellectual property of others, we could be required to pay significant amounts in costs or damages.

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

We conduct a significant portion of our activities including manufacturing, administration and information technology management in areas that have experienced natural disasters, such as major earthquakes, hurricanes, floods and tsunamis. For example, in March 2011, Japan experienced a major earthquake and tsunami and in late 2011, widespread flooding occurred in Thailand. Our insurance coverage with respect to damages to our facilities or our customers' products caused by natural disasters is limited and is subject to deductibles and coverage limits and, as a result, may not be sufficient to cover all of our losses. For example, our policies do not cover damage due to earthquake. In addition, such coverage may not continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting one or more of our facilities, our operations and management information systems, which control our worldwide procurement, inventory management, shipping and billing activities, could be significantly disrupted. Such events could delay or prevent product manufacturing and shipment for the time required to transfer production or repair, rebuild or replace the affected manufacturing facilities. While we have disaster recovery plans in place, there can be no assurance that such plans will be sufficient to allow our operations to continue in the event of every natural or man-made disaster, pandemic or other extraordinary event. Any extended inability to continue our operations at unaffected facilities following such an event would reduce our revenue and potentially damage our reputation as a reliable supplier.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Facilities. Our customers market numerous products throughout the world and therefore need to access manufacturing services on a global basis. To enhance our integrated manufacturing solutions offerings, we seek to locate our facilities either near our customers and our customers' end markets in major centers for the electronics industry or, when appropriate, in lower cost locations. Many of our plants located near customers and their end markets are focused primarily on new product introduction and final system assembly and test, while plants located in lower cost areas are engaged primarily in higher volume, less complex component and subsystem manufacturing and assembly.

We continue to evaluate our global manufacturing operations and restructure our facilities and operations to bring our manufacturing capacity in line with demand and our manufacturing strategy and to provide cost efficient services to our customers. Through this process, we have closed certain facilities not required to satisfy current demand levels. We provide extensive operations in lower cost locations including Latin America, Eastern Europe, China, India and Southeast Asia and we plan to expand our presence in these lower cost locations as appropriate to meet the needs of our customers.

As of September 28, 2013, the approximate square footage of our active manufacturing facilities by country was as follows:

Approximate Square Footage
Argentina	1,335
Australia	7,105
Brazil	277,206
Canada	190,837
China	3,029,134
Columbia	2,772
Czech Republic	70,870
Finland	223,060
Germany	363,778
Hong Kong	29,682
Hungary	592,388
India	379,115
Indonesia	99,210
Ireland	110,000
Israel	136,292
Malaysia	264,054
Mexico	2,034,044
Singapore	472,935
South Africa	3,670
Sweden	77,425
Thailand	326,293
United Kingdom	41,174
United States	2,980,325
Total	11,712,704

As of September 28, 2013, our active manufacturing facilities consist of 8,409,805 square feet in facilities that we own, with the remaining 3,302,899 square feet in leased facilities under lease terms expiring between 2014 and 2042.

In addition to the above, we have 173,333 square feet of non-manufacturing space that we are currently using and 1,497,273 square feet of space in inactive facilities, of which 424,585 square feet is in domestic locations and 1,072,688 square feet is in international locations. Additionally, 205,412 square feet of space in our inactive facilities is leased to third parties. We are currently undertaking an aggressive program to sublease or terminate leases for unused facilities and to sell owned properties that are no longer expected to serve our future needs. These properties are being marketed for sale at an aggregate list price of over $80 million. We regularly evaluate our expected future facilities requirements. We believe our existing facilities are adequate to meet our requirements for the next 12 months.

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

Our medical systems division has identified certain manufacturing facilities to be centers of excellence for medical products manufacturing. These facilities are FDA and ISO 13485:2003 certified and, where appropriate, FDA registered. All facilities are fully compliant with the FDA's quality systems regulations.

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

Item 3.   Legal Proceedings

Two of our subsidiaries, Sanmina-SCI do Brasil Technology Ltda. and Sanmina do Brasil Integration Ltda., are parties to six separate administrative and judicial proceedings in the Brazilian Chamber of Appeals of Administrative Court, the Chamber of the Administrative Court of São Paulo, Brazil and the Lower Federal Court in Campinas, São Paulo State. The cases were brought against the subsidiaries at various times between November 2006 and May 2013 by the Federal Revenue Secretariat of Brazil and State Treasury of São Paulo. The claims allege that these subsidiaries failed to comply with certain bookkeeping and tax rules for certain periods between 2001 and 2010. The claims seek payment by the subsidiaries of state value-added tax and income and excise taxes allegedly owed by the subsidiaries, as well as fines. In addition, in February 2008, the subsidiaries filed a claim against the Chief Office of Brazilian Internal Revenue Service seeking recovery of certain income taxes and social fund contributions which it believes it overpaid in 1999 and 2000. The administrative agencies and the court reached decisions in these cases against the subsidiaries between March 2007 and October 2012, all of which were appealed between April 2007 and November 2012. The administrative agencies and court have not ruled on any of the subsidiaries’ latest appeals. In addition, the subsidiaries’ claim against the Brazilian Internal Revenue Service has been denied and is on appeal. The subsidiaries believe they have meritorious positions in these matters and intend to continue to contest the claims against them, although there can be no assurance that these claims will not have a material adverse effect on our results of operations in the future.

On June 23, 2008, the Orange County Water District filed suit against Sanmina Corporation and 17 other defendants in California Superior Court for Orange County alleging that the defendants' actions had polluted groundwater managed by the plaintiff. The complaint sought recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff's control. We have disputed the plaintiff's claims and asserted various defenses. On April 9, 2013, the Superior Court ruled in favor of our motion for summary adjudication dismissing us from the suit. In late August, 2013, the plaintiff appealed the Superior Court’s judgment. We anticipate that the Court of Appeal will hear the appeal by the middle of calendar 2014.

On September 7, 2011, one of our Canadian subsidiaries became party to an order from the Ontario Ministry of Environment (the “MOE”) requiring such subsidiary to remediate certain environmental contamination at a site owned and operated by the subsidiary between 1999 and 2006. Remediation activities had been performed at such site from 1990 to 2011 by the site's former owner which, along with the site’s current owner, are also parties to and bound by the order. On or about July 31, 2013, our subsidiary submitted a conceptual remedial action plan to the MOE with respect to the site outlining proposed investigation and remediation activities. On September 10, 2013, the MOE responded, indicating that it concurred with the conceptual remedial action plan, but requesting some additional information. Although we believe the conceptual remediation action plan is reasonable, there can be no assurance that the plan will not be required to be modified in the future, which could increase the costs of remediation, perhaps significantly.

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on us as a result of incurrence of defense costs, diversion of management resources and other factors. We record liabilities for legal proceedings when a loss becomes probable and the amount of loss can be reasonably estimated.

See also Note 8 of Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol SANM. The following table lists the high and low intra-day prices for our common stock as reported on NASDAQ.

2013	High	Low
First quarter	$11.13	$7.58
Second quarter	$12.14	$9.12
Third quarter	$14.60	$10.18
Fourth quarter	$18.44	$14.29

2012	High	Low
First quarter	$9.64	$6.01
Second quarter	$12.55	$9.28
Third quarter	$11.70	$6.62
Fourth quarter	$9.59	$7.02

As of November 12, 2013, we had approximately 1,152 holders of record of our common stock. On November 12, 2013, the last reported sales price of our common stock on the Nasdaq Global Select Market was $15.43 per share.

The following graph compares the cumulative 5-year total return provided shareholders on our common stock relative to the cumulative total returns of the S&P 500 index and the NASDAQ Electronic Components index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock on September 27, 2008 and in each of the indexes on September 30, 2013 and its relative performance is tracked through September 28, 2013.

* $100 invested on 9/27/2008 in stock or 9/30/08 in index, including reinvestment of dividends. Indexes calculated on month end basis

Copyright @ 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	9/27/2008	10/3/2009	10/2/2010	10/1/2011	9/29/2012	9/28/2013
Sanmina Corporation	100.00	83.13	122.05	67.89	86.48	178.25
S&P 500	100.00	93.09	102.55	103.72	135.05	161.17
NASDAQ Electronic Components	100.00	109.94	117.24	114.40	122.35	152.26

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

FIVE YEAR SELECTED FINANCIAL HIGHLIGHTS

Consolidated Statements of Operations Data:

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011	October 2, 2010	October 3, 2009
	(In thousands, except per share data)
Net sales	$5,917,124	$6,093,334	$6,602,411	$6,318,691	$5,177,481
Operating income (loss)	$157,629	$137,490	$211,997	$204,799	$(4,656)
Income (loss) from continuing operations before income taxes	$103,406	$49,943	$99,538	$139,242	$(112,570)
Provision for (benefit from) income taxes (1)	24,055	(130,291)	30,621	16,807	25,252
Net income (loss)	$79,351	$180,234	$68,917	$122,435	$(137,822)
Net income (loss) per share:
Basic	$0.96	$2.22	$0.86	$1.55	$(1.67)
Diluted	$0.93	$2.16	$0.83	$1.48	$(1.67)
Shares used in computing per share amounts:
Basic	82,834	81,284	80,345	79,195	82,528
Diluted	85,403	83,495	83,158	82,477	82,528

 (1) In 2012 and 2013, the Company concluded that it was more likely than not that it would be able to realize the benefit of a portion of its deferred tax assets in the future. As a result, the Company released $158.7 million and $21.5 million of the valuation allowance attributable to certain U.S. and foreign deferred tax assets and net operating losses in 2012 and 2013, respectively.

Consolidated Balance Sheet Data:

	As of
	September 28, 2013	September 29, 2012	October 1, 2011	October 2, 2010	October 3, 2009
	(In thousands)
Cash and cash equivalents	$402,875	$409,618	$640,288	$592,812	$899,151
Net working capital	$997,864	$1,106,752	$1,363,361	$1,338,666	$1,280,136
Total assets	$2,995,848	$3,167,786	$3,353,973	$3,301,796	$3,123,897
Long-term debt (excluding current portion)	$562,512	$837,364	$1,182,308	$1,240,666	$1,262,014
Stockholders' equity	$1,091,564	$963,781	$770,517	$661,601	$519,070

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, cash flow, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending legal proceedings and environmental remediations; any statements regarding the financial impact of customer bankruptcies; any statements regarding our expectations for future interest expense; any statements regarding the timing of closing of future cash outlays for and benefits of acquisitions; any statements about future redemptions or repurchases of debt and stock; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties contained in Part I, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

Overview

We are a leading independent global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. Our revenue is generated from sales of our services primarily to original equipment manufacturers (OEMs) in the following industries: communications networks; computing and storage; multimedia; industrial and semiconductor capital equipment; defense and aerospace; medical; clean technology and automotive.

Our operations are managed as two businesses:

1) Integrated Manufacturing Solutions (IMS). IMS is a reportable segment consisting of printed circuit board assembly and test, final system assembly and test, and direct-order-fulfillment.

2) Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane and cable assemblies) and mechanical systems (enclosures, precision machining and plastic injection molding); Products include memory and solid state drive products from Viking Technology, defense and aerospace products from SCI Technology, storage products from Newisys and optical and RF (Radio Frequency) modules; and Services include design, engineering, logistics and repair services.

In accordance with the accounting rules for segment reporting, our only reportable segment is IMS, which represented 80% of our total revenue in 2013. Our CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services”. Effective in the fourth quarter of 2013, the Optical and RF modules group was moved to CPS (previously included in IMS). The Optical and RF modules group offers customers engineering solutions and product designs, including joint product design services with customers. As a result, this group creates intellectual property that can be used in proprietary designs and products similar to the other product businesses in CPS.

All references in this section to years refer to our fiscal years ending on the last Saturday of each year closest to September 30th. Fiscal 2013, 2012 and 2011 are each 52 weeks.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. These include companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues has been challenging as evidenced by declining revenues in each of the last two years. Additionally, further growing and leveraging our CPS business to improve our operating margins continues to be an integral part of our strategy. Although our CPS revenue grew 5% in 2013 and gross margins improved by 200 basis points, we believe this business is capable of delivering much better results. We continue to address these challenges on both a short-term and long-term basis.

In late 2008, the business environment became challenging due to adverse global economic conditions. These conditions slowed global economic growth and resulted in recessions in many locations, including the U.S., Europe and certain countries in Asia. These conditions materially and adversely impacted our financial condition and results of operations for 2009. Global economic conditions improved throughout 2010, contributing to a substantial increase in our business volume. As a result of this increase in business volume and the realization of benefits from our previous restructuring actions, our net sales and gross profit increased significantly during 2010 and we had our first profitable year since 2001. We continued to be profitable in 2011, 2012 and 2013 despite an inconsistent economic environment due to high levels of unemployment, concerns about debt levels and possible recessions in certain countries, and other factors. These conditions have resulted in reduced demand for many of our customers' products, causing these customers to reduce or reschedule their orders with us. We have experienced fluctuations in our results of operations in the past and may continue to experience such fluctuations in the future.

During 2012 and 2013, we reduced our net debt obligations by $655 million, which has resulted in significant interest expense savings. For example, interest expense for 2013 was $41.0 million, compared to $71.7 million for 2012 and $99.1 million for 2011. Despite the significant cash outlay required to reduce our debt, our total sources of liquidity at the end of 2013 were $853 million, which is an increase of $47 million over this same two-year time period. This increase is primarily attributable to cash generated from operations of over $500 million and increased capacity from short-term borrowing facilities of $284 million. In addition to our current sources of liquidity, we believe we have sufficient access to additional sources of capital should the need arise.

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented approximately 50% of our net sales in 2013, 2012 and 2011. A single customer represented 10% or more of our net sales in each of 2013 and 2012. A different customer represented 10% or more of our net sales in 2011.

We typically generate a significant portion of our net sales from products manufactured in our foreign operations. Net sales generated from foreign operations were approximately 80% of our total net sales in 2013, 2012 and 2011. The concentration of foreign operations has resulted primarily from a desire on the part of many of our customers to require production in lower cost locations in regions such as Asia, Latin America and Eastern Europe. We expect this concentration to continue.

Historically, we have had substantial recurring sales to existing customers. We typically enter into supply agreements with our major OEM customers. These agreements generally have terms ranging from three to five years and cover the manufacture of a range of products. Under these agreements, a customer typically agrees to purchase its requirements for specific products in particular geographic areas from us. These agreements generally do not obligate the customer to purchase minimum quantities of products and in some circumstances provide for cost reduction objectives during the term of the agreement, which can have the effect of reducing revenue and profitability from such arrangements.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate the process used to develop estimates for certain reserves and contingent liabilities, including those related to product returns, accounts receivable, inventories, income taxes, warranty obligations, environmental matters, restructuring, contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe are reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates.

We believe the following critical accounting policies reflect the more significant judgments and estimates used by us in preparing our consolidated financial statements:

Accounts Receivable and Other Related Allowances— We estimate uncollectible accounts, product returns and other adjustments related to current period net sales to establish valuation allowances. In making these estimates, we analyze the creditworthiness of our customers, past experience, specific facts and circumstances, and the overall economic climate in the industries we serve. If actual uncollectible accounts, product returns or other adjustments differ significantly from our estimates, the amount of sales or operating expenses we report would be affected. One of our most significant credit risks is the ultimate realization of our accounts receivable. This risk is mitigated by (i) a significant portion of sales to financially sound companies, (ii) ongoing credit evaluation of our customers, (iii) frequent contact with our customers, especially our most significant customers, which enables us to monitor changes in their business operations and to respond accordingly and (iv) obtaining, in certain cases, a guaranty from a customer's parent entity. To establish our allowance for doubtful accounts, we evaluate credit risk related to specific customers based on their financial condition and the current economic environment; however, we are not able to predict the inability of our customers to meet their financial obligations to us. We believe the allowances we have established are adequate under the circumstances; however, a change in the economic environment or a customer's financial condition could cause our estimates of allowances, and consequently the provision for doubtful accounts, to change, which could have a significant adverse impact on our financial position and/or results of operations. Our allowance for product returns and other adjustments is primarily established using historical data.

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

We procure inventory based on specific customer orders and forecasts. Customers have limited rights of modification (for example, cancellations) with respect to these orders. Customer modifications of orders affecting inventory previously procured by us and our purchases of inventory beyond customer needs may result in excess and obsolete inventory. Although we may be able to use some excess inventory for other products we manufacture, a portion of the cost of this excess inventory may not be returned to the vendors or recovered from customers. Write-offs or write-downs of inventory could relate to:

•
changes in customer demand for inventory, such as cancellation of orders, and our purchases of inventory beyond customer needs that result in excess quantities on hand that we are not able to return to the vendor, use to fulfill orders from other customers or charge back to the customer;

•	inventory held for specific customers who are experiencing financial difficulties; and

•	declines in the market value of inventory.

Our practice is to dispose of excess and obsolete inventory as soon as practicable after such inventory has been identified as having no value to us.

Property, Plant and Equipment—We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flows the asset or asset group is expected to generate. If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds its fair value. An asset group is the unit of accounting which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. For vertically integrated plants, each individual plant, together with the other plants with which it is vertically integrated, is an asset group. For all other plants, each individual plant is an asset group. For asset groups for which a building is the primary asset, we estimate fair value primarily based on data provided by commercial real estate brokers. For other assets, we estimate fair value based on projected discounted future net cash flows. Management applies significant judgment in estimating future cash flows.

Income Taxes— We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We believe our accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although we believe our accruals for tax liabilities are adequate, tax regulations are subject to interpretation and the tax controversy process is inherently lengthy and uncertain; therefore, our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions. To the extent the probable tax outcome of these matters changes, such changes in estimates will impact our income tax provision in the period in which such determination is made. We only recognize or continue to recognize tax positions that meet a “more likely than not” threshold of being upheld. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. We evaluate positive and negative evidence each reporting period when assessing the need for a valuation allowance. A valuation allowance is established for deferred tax assets when we believe realization of such assets is not more likely than not. Our judgments regarding future taxable income may change due to changes in market conditions, new or modified tax laws, tax planning strategies or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. As a result of our analysis of the positive and negative evidence available at the end of 2013 and 2012, we released $21.5 million and $158.7 million, respectively, of our valuation allowance against certain of our U.S. and foreign deferred tax assets and net operating losses. We will continue to evaluate all evidence in future periods to determine if further release of the valuation allowance is warranted.

Our effective tax rate is highly dependent upon the amount and geographic distribution of our worldwide income or losses, the tax regulations, rates and holidays in each geographic region, the utilization of net operating losses, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies.

Results of Operations

Years Ended September 28, 2013, September 29, 2012 and October 1, 2011.

The following table presents our key operating results.

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011
	(In thousands)
Net sales	$5,917,124	$6,093,334	$6,602,411
Gross profit	$426,817	$435,782	$510,351
Gross margin	7.2%	7.2%	7.7%
Operating expenses	$269,188	$298,292	$298,354
Operating income	$157,629	$137,490	$211,997
Operating margin	2.7%	2.3%	3.2%
Net income	$79,351	$180,234	$68,917

Net Sales

Net sales decreased from $6.1 billion for 2012 to $5.9 billion for 2013, a decrease of 2.9%. Net sales decreased from $6.6 billion for 2011 to $6.1 billion for 2012, a decrease of 7.7%. Sales by end market were as follows:

	Year Ended			2013 vs. 2012		2012 vs. 2011
	September 28, 2013	September 29, 2012	October 1, 2011	Increase/(Decrease)		Increase/(Decrease)
	(Dollars in thousands)
Communications	$2,858,343	$2,858,827	$3,134,550	$(484)	—%	$(275,723)	(8.8)%
Industrial, Defense and Medical	1,590,875	1,547,127	1,609,370	43,748	2.8%	(62,243)	(3.9)%
Computing and Storage	811,279	966,851	913,062	(155,572)	(16.1)%	53,789	5.9%
Multimedia	656,627	720,529	945,429	(63,902)	(8.9)%	(224,900)	(23.8)%
Total	$5,917,124	$6,093,334	$6,602,411	$(176,210)	(2.9)%	$(509,077)	(7.7)%

Comparison of 2013 to 2012

Sales to customers in our computing and storage and multimedia end markets decreased significantly from 2012 to 2013 primarily as a result of reduced demand from existing customers and the wind-down of certain customer programs. These decreases were partially offset by growth in our services business within the industrial, defense and medical end market.

Comparison of 2012 to 2011

Sales to customers in our communications end market decreased significantly from 2011 to 2012 primarily as a result of reduced demand from existing customers, particularly for wireless communications products. Sales in the multimedia market decreased significantly from 2011 to 2012 primarily as a result of reduced demand for set-top boxes. Sales in our industrial, defense and medical end market decreased from 2011 to 2012 primarily due to weaker demand for semiconductor capital equipment. The increase from 2011 to 2012 in our computing and storage end market was primarily attributable to increased demand from existing customers, both for established programs and new program wins for new technologies introduced by our customers.

Gross Margin

Gross margin was 7.2%, 7.2% and 7.7% in 2013, 2012 and 2011, respectively. In 2013, the gross margin for our CPS business improved to 10.8%, from 8.8% in 2012. This improvement resulted primarily from better business mix, the effect of previous restructuring actions, and increased business volume. The improvement in CPS gross margin was offset by a gross margin decrease in our IMS segment of 50 basis points, from 6.6% in 2012 to 6.1% in 2013. This decrease resulted primarily from decreased sales. The decrease in gross margin from 2011 to 2012 was primarily attributable to decreased sales, especially for our CPS business which typically has higher contribution margins than our integrated manufacturing solutions. We have experienced fluctuations in gross margin in the past and may continue to do so in the future. Fluctuations in our gross margins may be caused by a number of factors, including:

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

Selling, General and Administrative

Selling, general and administrative expenses were $238.1 million, $240.9 million and $247.1 million in 2013, 2012 and 2011, respectively. As a percentage of net sales, selling, general and administrative expenses were 4.0% for 2013 and 2012, and 3.7% for 2011. The decrease in absolute dollars from 2012 to 2013 was primarily attributable to reduced professional fees partially offset by increased bad debt expense associated with a distressed customer. The decrease in absolute dollars from 2011 to 2012 was primarily attributable to lower personnel-related costs.

Research and Development

Research and development expenses were $25.6 million, $21.9 million and $20.8 million in 2013, 2012 and 2011, respectively. As a percentage of net sales, research and development expenses were 0.4% for 2013 and 2012, and 0.3% for 2011. The increase in absolute dollars in each year was primarily attributable to additional headcount for new projects in our computing and storage end market.

Restructuring

Restructuring Plans - 2012

In 2012, we initiated restructuring plans related to four plant closures and business reorganizations. Costs associated with these plans are expected to be $29.8 million and to include employee severance, costs related to facilities, asset impairment charges and other exit costs. In connection with actions taken to date under these plans, we have recorded employee termination benefits of $14.1 million for 2,150 employees, $9.9 million of costs related to facilities and $4.5 million of asset impairment charges. These plans are expected to be completed within the next six months. As of September 28, 2013, $0.7 million of severance remains payable and is expected to be paid in early 2014.

Restructuring Plans — Prior to 2012

Due to completion of all actions under restructuring plans initiated prior to 2012 and immateriality of the remaining accrual balance related to such plans, these plans have been combined for disclosure purposes. We expect to pay the majority of accrued restructuring costs by the end of 2015. In connection with these plans, we expect to incur restructuring costs in future periods associated primarily with former sites for which the Company is or may be responsible for environmental remediation and vacant facilities. Costs incurred with respect to vacant facilities consist primarily of 1) costs to maintain vacant facilities that are owned until such facilities can be sold and 2) the portion of the Company's lease payments and operating costs that have not been recovered due to the absence of sublease income for vacant leased properties.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts:

	2012 Restructuring Plan	Prior to 2012 Restructuring Plans	Total
	(In thousands)
Accrual balance at October 2, 2010	$—	$6,532	$6,532
Employee severance and benefits	—	9,041	9,041
Leases and facilities shutdown costs	—	19,683	19,683
Non-cash charges	—	5,725	5,725
Cash paid for employee terminations	—	(8,144)	(8,144)
Cash paid for leases and facilities shutdown costs	—	(19,369)	(19,369)
Non-cash charges	—	(5,725)	(5,725)
Accrual balance at October 1, 2011	—	7,743	7,743
Employee severance and benefits	11,618	827	12,445
Leases and facilities shutdown costs	545	14,465	15,010
Non-cash charges	3,482	3,396	6,878
Cash paid for employee terminations	(1,317)	(5,776)	(7,093)
Cash paid for leases and facilities shutdown costs	(545)	(12,568)	(13,113)
Non-cash charges	(3,482)	(3,396)	(6,878)
Accrual balance at September 29, 2012	10,301	4,691	14,992
Employee severance and benefits	2,426	358	2,784
Leases and facilities shutdown costs	7,562	10,223	17,785
Non-cash charges	2,773	1,568	4,341
Cash paid for employee terminations	(12,041)	(573)	(12,614)
Cash paid for leases and facilities shutdown costs	(7,566)	(9,103)	(16,669)
Non-cash charges	(2,773)	(1,568)	(4,341)
Accrual balance at September 28, 2013	$682	$5,596	$6,278

Our IMS segment incurred restructuring costs under all restructuring plans of $11.9 million, $19.0 million and $14.2 million for 2013, 2012 and 2011, respectively.

The recognition of restructuring charges requires us to make judgments and estimates regarding the nature, timing and amount of costs associated with planned exit activities, including estimates of severance and benefit payments, environmental remediation costs and sublease income. Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded.

Amortization of Intangible Assets

During 2013, 2012 and 2011, we recorded amortization of intangible assets of $1.9 million, $3.1 million and $3.8 million, respectively. Intangible assets consist primarily of intellectual property and customer relationships obtained through acquisitions. The decrease in amortization expense of $1.2 million from 2012 to 2013 was primarily due to certain intangible assets from previous acquisitions becoming fully amortized and a write-off of $0.6 million of intangible assets due to closure of a plant in 2012.

Asset Impairments

During 2013, 2012 and 2011, we recorded asset impairment charges of $2.1 million, $2.4 million and $0.5 million, respectively, related to declines in the fair value of certain real properties being marketed for sale below the carrying amount of such properties.

Gain on Sales of Long-lived Assets

During 2013, 2012 and 2011, we recognized $23.4 million, $1.3 million and $3.5 million, respectively, of gains primarily from the sales of certain real properties.

Interest Income and Expense

Interest income was $1.0 million, $1.4 million and $1.9 million in 2013, 2012 and 2011, respectively. The decrease in each year was due to lower interest rates and average cash and cash equivalents balances.

Interest expense was $41.0 million, $71.7 million and $99.1 million in 2013, 2012 and 2011, respectively. The decrease from 2012 to 2013 was primarily due to the redemption of $257.4 million of long-term debt in 2013. The decrease from 2011 to 2012 was primarily due to the redemption of $400 million of long-term debt in 2012.

Other Income (Expense), net

Other income (expense), net was $(12.8) million, $(0.3) million and $0.9 million in 2013, 2012 and 2011, respectively. The following table summarizes the major components of other income (expense), net (in thousands):

	Year ended
	September 28, 2013	September 29, 2012	October 1, 2011
Foreign exchange gains (losses)	$(3,091)	$(4,144)	$435
Loss from dedesignation of interest rate swap	(14,903)	—	—
Other, net	5,162	3,853	457
Total	$(12,832)	$(291)	$892

We have interest rate swaps with an aggregate notional amount of $257 million that were entered into in 2007 to hedge LIBOR-based variable rate interest payments expected to occur through June 15, 2014. During the first quarter of 2013, we determined, based on our intention of redeeming $257.4 million of our debt due in 2014, that it was no longer probable that LIBOR-based, variable rate interest payments would occur on $257 million of debt through June 15, 2014. Accordingly, we dedesignated our interest rate swaps in their entirety in the first quarter of 2013 and recorded a charge of $14.9 million, representing the portion of the value of the interest rate swaps previously recorded in accumulated other comprehensive income for which it was no longer probable that LIBOR-based variable rate interest payments would occur. During the second quarter of 2013, we redeemed our 2014 Notes in full using a combination of cash on hand and borrowings under our revolving credit facility (LIBOR-based, variable rate facility). Therefore, LIBOR-based variable rate payments are only expected to occur on forecasted borrowings under our revolving credit facility and only during the period of time these borrowings are expected to be outstanding.
We reduce our exposure to currency fluctuations through the use of foreign currency hedging instruments; however, hedges are established based on forecasts of foreign currency balances. To the extent actual amounts differ from forecasted amounts, we will have exposure to currency fluctuations, resulting in foreign exchange gains or losses.

Loss on Extinguishments of Debt

In 2013, we fully redeemed $257.4 million of long term debt due in 2014 and recognized a loss on extinguishment of $1.4 million, consisting primarily of the write-off of unamortized debt issuance costs.

In 2012, we fully redeemed $400 million of long-term debt due in 2016 and recognized a loss on extinguishment of $16.9 million, consisting of redemption premiums of $10.9 million and a write-off of unamortized debt issuance costs of $6.0 million.

In 2011, we repurchased or fully redeemed $580 million of our debt prior to maturity and recognized a loss on extinguishment of $16.1 million, consisting of redemption premiums of $9.4 million, third party costs of $1.3 million and a write-off of unamortized debt issuance costs of $5.4 million.

Provision for (benefit from) Income Taxes

We recorded an income tax provision of $24.1 million in 2013, an income tax benefit of $130.3 million in 2012 and an income tax provision of $30.6 million in 2011. Our effective tax rates were 23.3%, (260.9)% and 30.8% for 2013, 2012 and 2011, respectively. The tax provision for 2013 was lower than the amount expected based on the federal statutory rate primarily due to a partial release of our deferred tax assets valuation allowance of $21.5 million.

The tax benefit for 2012 was primarily due to a $158.7 million partial release of our deferred tax asset valuation allowance, as discussed further below.

Prior to 2012, based on historical evidence (primarily cumulative losses), we recorded a valuation allowance against our deferred tax assets in the U.S. and certain foreign jurisdictions. A valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. We assess our valuation allowance against deferred tax assets on a regular basis. We consider all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. During the fourth quarters of 2013 and 2012, we concluded that it was more likely than not that we would be able to realize the benefit of a portion of our deferred tax assets in the future. We based this conclusion on recent historical book and taxable income, recent global restructuring and projections of future operating income. As a result, we released $21.5 million and $158.7 million during 2013 and 2012, respectively, of the valuation allowance attributable to certain U.S. and foreign deferred tax assets and net operating losses. We will continue to evaluate all evidence in future periods to determine if a further release of the valuation allowance is warranted.

Liquidity and Capital Resources

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011
		(In thousands)
Net cash provided by (used in):
Operating activities	$317,889	$215,413	$234,908
Investing activities	(42,870)	(78,027)	(98,105)
Financing activities	(279,259)	(366,813)	(88,954)
Effect of exchange rate changes	(2,503)	(1,243)	(373)
Increase (decrease) in cash and cash equivalents	$(6,743)	$(230,670)	$47,476

Key working capital management measures

	As of
	September 28, 2013	September 29, 2012
Days sales outstanding (1)	55	58
Inventory turns (2)	7.0	7.1
Accounts payable days (3)	61	57
Cash cycle days (4)	46	52

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

(4)	Cash cycle days is calculated as the ratio of 365 days to inventory turns, plus days sales outstanding minus accounts payable days.

Cash and cash equivalents were $402.9 million at September 28, 2013 and $409.6 million at September 29, 2012. Our cash levels vary during any given period depending on the timing of collections from customers and payments to suppliers, the extent and timing of borrowing activities and other factors. Working capital was $1.0 billion at September 28, 2013 and $1.1 billion at September 29, 2012.

Net cash provided by operating activities was $317.9 million, $215.4 million and $234.9 million for 2013, 2012 and 2011, respectively. Cash flows from operating activities consists of: 1) net income adjusted to exclude non-cash items such as depreciation and amortization, stock-based compensation expense, etc., and 2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities.

During 2013, we generated $180.3 million of cash from net income, excluding non-cash items, and $137.6 million of cash from the reduction of our net operating assets, resulting primarily from a decrease in inventories and accounts receivable of $44.3 million and $56.8 million, respectively, and an increase in accounts payable of $22.3 million. These changes were primarily due to our continued emphasis on working capital management and, to a lesser extent, decreased business volume. Our DSO (a measure of how quickly we collect our accounts receivable) decreased from 58 days at the end of 2012 to 55 days at the end of 2013 primarily as a result of better collections performance. Our AP days (a measure of how quickly we pay our suppliers) were 61 days and 57 days at the end of 2013 and 2012, respectively, due to a change in timing of payments to certain suppliers and a favorable change in the composition of accounts payable from suppliers with which we have shorter payment terms to suppliers with longer payment terms.

In 2012, we generated $163.3 million of cash from net income, excluding non-cash items, and $52.1 million of cash from the reduction of our net operating assets, resulting primarily from a decrease in inventories and accounts receivable of $63.4 million and $12.9 million, respectively, partially offset by a decrease in accounts payable of $48.4 million. These decreases were caused primarily by decreased business volume in 2012. AP days were 57 days at the end of both periods and inventory turns were 7.1 and 7.0 for 2012 and 2011, respectively. Our DSO increased from 55 days at October 1, 2011 to 58 days at September 29, 2012. The increase resulted primarily from an unfavorable change in the composition of accounts receivable from customers with shorter payment terms to customers with longer payment terms, partially offset by a favorable shift in the linearity of shipments.

Net cash used in investing activities was $42.9 million, $78.0 million and $98.1 million for 2013, 2012 and 2011, respectively. In 2013, we used $76.0 million of cash for capital expenditures and received proceeds of $33.1 million from asset sales, primarily from a property that was held-for-sale. In 2012, we used $78.6 million of cash for capital expenditures, received proceeds of $4.8 million from asset sales, and made payments of $5.0 million in connection with business combinations.

Net cash used in financing activities was $279.3 million, $366.8 million and $89.0 million for 2013, 2012 and 2011, respectively. In 2013, we fully redeemed $257.4 million of debt due in 2014, repaid $37.7 million of net short-term borrowings and reduced our restricted cash by $5.8 million. In 2012, we fully redeemed $400 million of debt due in 2016 for $410.8 million and received net proceeds of $39.5 million in connection with the issuance of $40 million of secured debt.

As of September 28, 2013, we had $562.3 million of total debt outstanding under various debt instruments, a net reduction of $295.1 million from September 29, 2012, and a net reduction of $655.3 million from October 1, 2011.

Secured Debt. During the fourth quarter of 2012, we borrowed $40 million using our corporate campus as collateral (Secured Debt due 2015). The secured debt matures in 2015, bears interest at LIBOR plus a spread or the bank's prime rate plus a spread, and includes two one-year renewal options subject to lender's approval.

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

We entered into an interest rate swap with a single counterparty to hedge our exposure to changes in the fair value of the 2019 Notes resulting from changes in interest rates. The swap agreement, with a notional amount of $500 million and an expiration date of May 15, 2019, was entered into contemporaneously with the 2019 Notes and effectively converts these notes from fixed-rate debt to variable-rate debt. Pursuant to the interest rate swap, we pay the swap counterparty a variable rate equal to the three-month LIBOR plus a spread and receive a fixed rate of 7.0% from the swap counterparty. In accordance with Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging, the interest rate swap is accounted for as a fair value hedge but is exempt from periodic assessment of hedge effectiveness.

8.125% Senior Subordinated Notes. During 2006, we issued $600 million of 8.125% Senior Subordinated Notes due 2016. During the third quarter of 2011, we redeemed $200 million of these notes and fully redeemed all remaining outstanding notes during 2012 in two separate transactions using primarily cash on hand.

Senior Floating Rate Notes. In 2007, we issued $300 million of Senior Floating Rate Notes due June 15, 2014. We repurchased $42.6 million of these notes in 2009 and the remaining outstanding balance in the second quarter of 2013.

We have interest rate swap agreements with two independent counterparties to hedge interest rate exposure on variable-rate debt. The interest rate swaps were accounted for as cash flow hedges until they were dedesignated in their entirety during the first quarter of 2013 as we determined, based on our intention of redeem the 2014 Notes, that it was no longer probable that LIBOR-based variable rate interest payments would occur on the $257 million of debt through June 15, 2014. However, LIBOR-based variable rate interest payments are expected to be incurred on forecasted borrowings under our revolving credit facility during the period of time these borrowings are expected to be outstanding. The swaps have a notional amount of $257 million and expire in June 2014.

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

The Loan Agreement provides for a $300 million secured asset-backed revolving credit facility with a $100 million letter of credit sublimit. The facility may be increased by an additional $200 million upon obtaining additional commitments from the lenders then party to the Loan Agreement or new lenders. The Loan Agreement expires on March 16, 2017 (the “Maturity Date”).

Loans may be advanced under the Loan Agreement based on a borrowing base derived from specified percentages of the value of eligible accounts receivable and inventory. The borrowing base is subject to certain customary reserves and eligibility criteria. If, at any time, the aggregate principal amount of the loans outstanding plus the face amount of undrawn letters of credit under the Loan Agreement exceed the borrowing base then in effect, we must make a payment or post cash collateral (in the case of letters of credit) in an amount sufficient to eliminate such excess. As of September 28, 2013, there were no borrowings under this facility, $23.1 million in letters of credit were outstanding and we were eligible to borrow $266.4 million.

Loans under the Loan Agreement bear interest, at our option, at a rate equal to LIBOR or a base rate equal to Bank of America, N.A.'s announced prime rate, in each case plus a spread. A commitment fee accrues on any unused portion of the facility at a rate per annum based on usage. Interest on loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period in the case of LIBOR loans. Principal, together with accrued and unpaid interest, is due on the Maturity Date. Our obligations under the Loan Agreement are secured by certain accounts receivable, inventory and other assets.

Short-term Debt

As of September 28, 2013, certain of our foreign subsidiaries had a total of $184 million of short-term borrowing facilities, under which no borrowings were outstanding. The loan agreements contain certain negative covenants that, upon default, permit the bank to deny any further advances or extension of credit or to terminate the loan agreement. These facilities expire at various dates through the second quarter of 2015.

Debt Covenants

Other than our Secured Debt due 2015 which uses certain of our real property as collateral, our debt agreements do not contain financial covenants currently applicable to us, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Our Secured Debt Due 2015 requires us to maintain a minimum fixed charge coverage ratio during its term. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants would otherwise restrict, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt as well as all amounts payable under our interest rate swaps on such debt, if any, could become immediately due and payable and the incurrence of additional debt under our asset-backed credit facility would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business. As of September 28, 2013, we were in compliance with these covenants.

Other Liquidity Matters

During 2012 and 2013, we reduced our net debt obligations by approximately $655 million, which has resulted in significant interest expense savings. For example, interest expense was $41.0 million in 2013, compared to $71.7 million in 2012 and $99.1 million in 2011. Despite the significant cash outlay required to reduce our debt, our total sources of liquidity at the end of 2013 were $853 million, which is an increase of $47 million over this same two-year time period. The increase is primarily attributable to cash generated from operations of over $500 million and increased capacity from short-term borrowing facilities of $284 million. Our next long-term debt maturity in the amount of $40 million will be in 2015, after which an aggregate of $500 million in notes will be due in 2019. We may consider early redemptions of our debt in future periods, using either our existing cash or proceeds from additional debt or equity financings.

In March 2013, our Board approved a $100 million stock repurchase program with no expiration date. The timing of repurchases made under the program will depend upon capital needs to support the growth of our business, market conditions and other factors. Although the stock repurchase program is intended to increase stockholder value, purchases of shares made under this program will reduce our liquidity. We did not repurchase any stock under this program in 2013.

Beginning in May 2014, the interest rate swap on our 2019 Notes can be terminated at the option of the swap counterparty upon payment to us of a market termination fee. In such a case, we would no longer pay a variable rate of interest on such notes but would instead pay a fixed rate of 7%, which could be higher than the variable rate at the time of termination.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental and employee matters and examinations by government agencies. As of September 28, 2013, we had accrued liabilities of $22.2 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these accruals will be sufficient to fully satisfy our contingent liabilities.

As of September 28, 2013, we had a liability of $90.3 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

We have entered into, and continue to enter into, various transactions that periodically require collateral. These obligations have historically arisen from customs, import/export, VAT, utility services, debt financing, foreign exchange contracts and interest rate swaps. We have collateralized, and may from time to time collateralize, such obligations as a result of counterparty requirements or for economic reasons. As of September 28, 2013, we had collateral of $6.3 million in the form of cash against certain of our collateralized obligations. Cash used for collateral reduces our cash available for other purposes.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and redemptions of our outstanding debt and repurchases of common stock. Our primary sources of liquidity as of September 28, 2013 included: (1) cash of $402.9 million; (2) our $300 million asset-backed credit facility, under which $266.4 million, net of letters of credit and borrowings, was available as of September 28, 2013; (3) foreign short-term borrowing facilities of $184.0 million, which was fully available as of September 28, 2013; and (4) cash generated from operations. In addition, we are actively marketing a portfolio of surplus real estate with an aggregate list price of over $80 million. Proceeds from the sales of properties in this portfolio will provide additional liquidity. However, there can be no assurance as to the amount that may actually be realized or the exact timing of any such receipts.

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

As of September 28, 2013, 51% of our cash balance was held by our foreign subsidiaries. Should we choose or need to remit cash to the United States, we could incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with cash available under United States credit facilities and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our U.S. liquidity needs for at least the next twelve months.

Contractual Obligations

The following is a summary of our long-term debt, including interest, and operating lease obligations as of September 28, 2013:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1- 3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt, including interest	$669,699	$31,788	$82,796	$41,992	$513,123
Operating leases	91,087	26,020	29,259	15,211	20,597
Total contractual obligations	$760,786	$57,808	$112,055	$57,203	$533,720

Interest included above is based on our effective rate after considering both the underlying contractual rate and related interest rate swaps.

We also have outstanding firm purchase orders with certain suppliers for the purchase of inventory. These purchase orders are generally short-term in nature. Orders for standard, or catalog, items can typically be canceled with little or no financial penalty. Our policy regarding non-standard or customized items dictates that such items are only ordered specifically for customers who have contractually assumed liability for the inventory. In addition, a substantial portion of catalog items covered by our purchase orders are procured for specific customers based on their purchase orders or a forecast under which the customer has contractually assumed liability for such material. Accordingly, the amount of liability from purchase obligations under these purchase orders is not expected to be significant or meaningful. As of September 28, 2013, we had an insignificant amount of capital lease obligations.

As of September 28, 2013, we were unable to reliably estimate when cash settlements with taxing authorities may occur with respect to our unrecognized tax benefits of $90.3 million. Additionally, we have provided guarantees to various third parties in the form of letters of credit totaling $23.1 million as of September 28, 2013. The letters of credit cover various guarantees including workers' compensation claims and customs duties. Lastly, we have defined benefit pension plans with an underfunded amount of $22.3 million at September 28, 2013. We will be required to provide additional funding to these plans in the future if our returns on plan assets are not sufficient to meet our funding obligations. None of the amounts described in this paragraph are included in the table above.

Off-Balance Sheet Arrangements

As of September 28, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Quarterly Results (Unaudited)

The following tables contain selected unaudited quarterly financial data for 2013 and 2012. In management's opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not be considered indicative of the results to be expected from any future period.

	Year ended September 28, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$1,494,945	$1,427,642	$1,489,214	$1,505,323
Gross profit	$96,928	$100,304	$114,251	$115,334
Gross margin	6.5%	7.0%	7.7%	7.7%
Operating income	$31,462	$45,798	$35,681	$44,688
Operating margin	2.1%	3.2%	2.4%	3.0%
Net income	$621	$21,191	$18,738	$38,801	(1)
Basic net income per share	$0.01	$0.26	0.23	$0.46
Diluted net income per share	$0.01	$0.25	0.22	$0.44

	Year ended September 29, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$1,502,366	$1,463,082	$1,549,302	$1,578,584
Gross profit	$109,025	$106,348	$105,252	$115,157
Gross margin	7.3%	7.3%	6.8%	7.3%
Operating income	$39,688	$30,208	$35,394	$32,200
Operating margin	2.6%	2.1%	2.3%	2.0%
Net income (loss)	$8,575	$(1,439)	$8,948	$164,150	(1)
Basic net income (loss) per share	$0.11	$(0.02)	$0.11	$2.01
Diluted net income (loss) per share	$0.10	$(0.02)	$0.11	$1.96

(1) During the fourth quarters of 2013 and 2012, we concluded that it was more likely than not that we would be able to realize the benefit of a portion of our deferred tax assets in the future. As a result, we released $21.5 million and $158.7 million in 2013 and 2012, respectively, of the valuation allowance attributable to certain U.S. and foreign deferred tax assets and net operating losses.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding debt obligations. As of September 28, 2013, we had $540.0 million of long-term debt, of which $40 million bears interest at a floating rate and $500 million of fixed rate debt, which has been converted to variable rate debt through the use of an interest rate swap.

The effect of an immediate 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Exchange Risk

We transact business in foreign currencies. Our foreign exchange policy requires that we take certain steps to limit our foreign exchange exposures resulting from certain assets and liabilities and forecasted cash flows. However, our policy does not require us to hedge all foreign exchange exposures. Furthermore, our foreign currency hedges are based on forecasted transactions and estimated balances, the amount of which may differ from that actually incurred. As a result, we can experience foreign exchange gains and losses in our results of operations.

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts typically have maturities of up to two months and are not designated as part of a hedging relationship in accordance with ASC Topic 815. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the consolidated statements of income. As of September 28, 2013, we had outstanding foreign currency forward contracts in the aggregate notional amount of $190.2 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from 1) forecasted sales denominated in currencies other than those used to pay for materials and labor and 2) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts may be up to twelve months in duration and are accounted for as cash flow hedges under ASC Topic 815. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $100.7 million as of September 28, 2013.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sanmina Corporation:

We have audited the accompanying consolidated balance sheets of Sanmina Corporation and subsidiaries (the Company) as of September 28, 2013 and September 29, 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended September 28, 2013. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule of valuation and qualifying accounts as set forth under Item 15. We have also audited the Company's internal control over financial reporting as of September 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 28, 2013 and September 29, 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended September 28, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Santa Clara, California
November 27, 2013

SANMINA CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	September 28, 2013	September 29, 2012
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$402,875	$409,618
Accounts receivable, net of allowances of $11,735 and $12,032, respectively	944,816	1,001,543
Inventories	781,560	826,539
Prepaid expenses and other current assets	75,337	88,599
Total current assets	2,204,588	2,326,299
Property, plant and equipment, net	540,151	569,365
Other	251,109	272,122
Total assets	$2,995,848	$3,167,786
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$956,488	$937,737
Accrued liabilities	109,363	104,741
Accrued payroll and related benefits	118,572	117,074
Short-term debt	22,301	59,995
Total current liabilities	1,206,724	1,219,547
Long-term liabilities:
Long-term debt	562,512	837,364
Other	135,048	147,094
Total long-term liabilities	697,560	984,458
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $.01 par value, authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 166,667 shares, 97,658 and 94,971 shares issued, respectively, and 84,153 and 81,635 shares outstanding, respectively	842	817
Treasury stock, 13,505 and 13,336 shares, respectively, at cost	(215,658)	(214,133)
Additional paid-in capital	6,103,634	6,074,524
Accumulated other comprehensive income	84,301	63,479
Accumulated deficit	(4,881,555)	(4,960,906)
Total stockholders' equity	1,091,564	963,781
Total liabilities and stockholders' equity	$2,995,848	$3,167,786

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011
	(In thousands, except per share amounts)

Net sales	$5,917,124	$6,093,334	$6,602,411
Cost of sales	5,490,307	5,657,552	6,092,060
Gross profit	426,817	435,782	510,351
Operating expenses:
Selling, general and administrative	238,072	240,863	247,127
Research and development	25,571	21,899	20,802
Restructuring and integration costs	24,910	31,371	29,609
Amortization of intangible assets	1,896	3,067	3,831
Asset impairments	2,100	2,390	450
Gain on sales of long-lived assets	(23,361)	(1,298)	(3,465)
Total operating expenses	269,188	298,292	298,354

Operating income	157,629	137,490	211,997

Interest income	1,014	1,425	1,861
Interest expense	(41,004)	(71,744)	(99,114)
Other income (expense), net	(12,832)	(291)	892
Loss on extinguishments of debt	(1,401)	(16,937)	(16,098)
Interest and other income (expense), net	(54,223)	(87,547)	(112,459)
Income before income taxes	103,406	49,943	99,538
Provision for (benefit from) income taxes	24,055	(130,291)	30,621
Net income	$79,351	$180,234	$68,917

Net income per share:
Basic	$0.96	$2.22	$0.86
Diluted	$0.93	$2.16	$0.83

Weighted-average shares used in computing per share amounts:
Basic	82,834	81,284	80,345
Diluted	85,403	83,495	83,158

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011
	(In thousands)

Net income	$79,351	$180,234	$68,917
Other comprehensive income:
Changes in unrealized loss on derivative financial instruments, net of tax	21,185	6,474	6,978
Foreign currency translation adjustments	(3,072)	(2,543)	5,419
Changes in unrecognized net actuarial loss and unrecognized transition costs, net of tax	2,709	(11,190)	4,124
Comprehensive income	$100,173	$172,975	$85,438

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Additional Paid-in Capital		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE AT OCTOBER 2, 2010	93,074	$6,031,971	(13,352)	$(214,530)	$54,217	$(5,210,057)	$661,601
Issuances under stock plans	961	4,603	—	—	—	—	4,603
Cumulative translation adjustment	—	—	—	—	5,419	—	5,419
Changes in unrealized loss on derivative financial instruments, net of tax	—	—	—	—	6,978	—	6,978
Changes in unrecognized net actuarial loss and unrecognized transition costs, net of tax	—	—	—	—	4,124	—	4,124
Stock-based compensation	—	18,896	—	—	—	—	18,896
Issuances (repurchases) of treasury stock	—	(723)	51	702	—	—	(21)
Net income	—	—	—	—	—	68,917	68,917
BALANCE AT OCTOBER 1, 2011	94,035	$6,054,747	(13,301)	$(213,828)	$70,738	$(5,141,140)	$770,517
Issuances under stock plans	936	2,595	—	—	—	—	2,595
Cumulative translation adjustment	—	—	—	—	(2,543)	—	(2,543)
Changes in unrealized loss on derivative financial instruments, net of tax	—	—	—	—	6,474	—	6,474
Changes in unrecognized net actuarial loss and unrecognized transition costs, net of tax	—	—	—	—	(11,190)	—	(11,190)
Stock-based compensation	—	17,999	—	—	—	—	17,999
Issuances (repurchases) of treasury stock	—	—	(35)	(305)	—	—	(305)
Net income	—	—	—	—	—	180,234	180,234
BALANCE AT SEPTEMBER 29, 2012	94,971	$6,075,341	(13,336)	$(214,133)	$63,479	$(4,960,906)	$963,781
Issuances under stock plans	2,687	11,611	—	—	—	—	11,611
Cumulative translation adjustment	—	—	—	—	(3,072)	—	(3,072)
Changes in unrealized loss on derivative financial instruments, net of tax	—	—	—	—	21,185	—	21,185
Changes in unrecognized net actuarial loss and unrecognized transition costs, net of tax	—	—	—	—	2,709	—	2,709
Stock-based compensation	—	17,524	—	—	—	—	17,524
Issuances (repurchases) of treasury stock	—	—	(169)	(1,525)	—	—	(1,525)
Net income	—	—	—	—	—	79,351	79,351
BALANCE AT SEPTEMBER 28, 2013	97,658	$6,104,476	(13,505)	$(215,658)	$84,301	$(4,881,555)	$1,091,564

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$79,351	$180,234	$68,917
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	96,021	99,477	104,571
Stock-based compensation expense	17,524	17,999	18,896
Benefit from doubtful accounts, product returns and other net sales adjustments	(325)	(826)	(1,187)
Deferred income taxes	(8,355)	(155,791)	(2,163)
Gain on sales of assets	(23,559)	(1,780)	(3,330)
Impairment of assets	3,082	7,134	450
Loss on extinguishments of debt	1,401	16,937	16,098
Loss from dedesignation of interest rate swap	14,903	—	—
Other, net	284	(81)	(357)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	56,840	12,896	6,061
Inventories	44,334	63,365	(46,803)
Prepaid expenses and other assets	12,158	9,432	(10,075)
Accounts payable	22,307	(48,412)	71,248
Accrued liabilities and other long-term liabilities	1,923	14,829	12,582
Cash provided by operating activities	317,889	215,413	234,908
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Net proceeds from sales of long-term investments	—	799	59
Purchases of property, plant and equipment	(75,950)	(78,631)	(107,574)
Proceeds from sales of property, plant and equipment	33,080	4,828	24,066
Cash paid in connection with business combinations	—	(5,023)	(14,656)
Cash used in investing activities	(42,870)	(78,027)	(98,105)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	5,760	5,100	12,857
Proceeds from short-term borrowings	205,456	73,995	62,000
Repayments of short-term borrowings	(243,151)	(74,200)	(66,800)
Proceeds from revolving credit facility borrowings	1,054,520	484,000	—
Repayments of revolving credit facility borrowings	(1,054,520)	(484,000)	—
Repayments of long-term debt	(257,410)	(410,843)	(590,623)
Proceeds from issuance of long-term debt, net of issuance costs	—	39,532	489,030
Revolving credit facility issuance costs	—	(2,687)	—
Net proceeds from stock issuances	11,611	2,595	4,603
Repurchases of common stock	(1,525)	(305)	(21)
Cash used in financing activities	(279,259)	(366,813)	(88,954)
Effect of exchange rate changes	(2,503)	(1,243)	(373)
Increase (decrease) in cash and cash equivalents	(6,743)	(230,670)	47,476
Cash and cash equivalents at beginning of year	409,618	640,288	592,812
Cash and cash equivalents at end of year	$402,875	$409,618	$640,288

Cash paid during the year:
Interest, net of capitalized interest	$42,184	$67,994	$91,094
Income taxes, net of refunds	$18,142	$12,723	$12,326

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization of Sanmina

Sanmina Corporation (“Sanmina,” or the “Company”) was incorporated in Delaware in 1989. The Company is a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. The Company provides these comprehensive solutions primarily to original equipment manufacturers (OEMs) in the following industries: communications networks; computing and storage; multimedia; industrial and semiconductor capital equipment; defense and aerospace; medical; clean technology and automotive.

The Company's operations are managed as two businesses:

1)	Integrated Manufacturing Solutions (IMS). IMS is a single operating segment consisting of printed circuit board assembly and test, final system assembly and test, and direct-order-fulfillment.

2)
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane and cable assemblies) and mechanical systems (enclosures, precision machining and plastic injection molding); Products include memory and solid state drive products from Viking Technology, defense and aerospace products from SCI Technology, storage products from Newisys and optical and RF (Radio Frequency) modules; and Services include design, engineering, logistics and repair services.

In accordance with the accounting literature for segment reporting, the Company's only reportable segment is IMS, which represented 80% of total revenue in 2013. The CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments will be presented in a single category entitled “Components, Products and Services”. Effective in the fourth quarter of 2013, the Optical and RF modules group was moved to CPS (previously included in IMS). The Optical and RF modules group offers customers engineering solutions and product designs, including joint product design services with customers. As a result, this group creates intellectual property that can be used in proprietary designs and products similar to the other product businesses in CPS. Accordingly, the results presented under segment reporting reflect the change in segment reporting for all periods presented to conform to the current period segment reporting structure. The change in segment reporting does not affect the Company’s previously reported consolidated financial statements.

Basis of Presentation

Fiscal Year. The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2013, 2012 and 2011 were each 52 weeks. All references to years relate to fiscal years unless otherwise noted.

Principles of Consolidation. The consolidated financial statements include the Company's accounts and those of its subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Financial Instruments and Concentration of Credit Risk. Financial instruments consist of cash and cash equivalents, foreign currency forward contracts, interest rate swap agreements, accounts receivable, accounts payable and debt obligations. With the exception of certain of the Company's debt obligations (refer to Note 4. Fair Value and Note 5. Derivative Financial Instruments), the fair value of these financial instruments approximates their carrying amount as of September 28, 2013 and

September 29, 2012 due to the nature, or short maturity, of these instruments, or the fact that the instruments are recorded at fair value on the consolidated balance sheets.

Cash and Cash Equivalents. The Company considers all highly-liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Cash and cash equivalents consisted of the following:

	As of
	September 28, 2013	September 29, 2012
	(In thousands)
Cash balances	$402,439	$409,183
Money market funds	436	435
Total	$402,875	$409,618

Accounts Receivable and Other Related Allowances. The Company estimates uncollectible balances, product returns and other adjustments and had allowances of $11.7 million and $12.0 million as of September 28, 2013 and September 29, 2012, respectively, for these items. One of the Company's most significant risks is the ultimate realization of its accounts receivable. This risk is mitigated by ongoing credit evaluations of customers and frequent contact with customers, especially the most significant customers, which enable the Company to monitor changes in its customers' business operations and respond accordingly. To establish the allowance for doubtful accounts, the Company estimates credit risk associated with accounts receivable by considering the creditworthiness of its customers, past experience, specific facts and circumstances, and the overall economic climate in industries that it serves. To establish the allowance for product returns and other adjustments, the Company primarily utilizes historical data.

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

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flows the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds its fair value. An asset group is the unit of accounting, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. For vertically integrated plants, the Company has determined that each individual plant, together with the other plants with which it is vertically integrated, is an asset group. For all other plants, each individual plant is an asset group. For asset groups for which the primary asset is a building, the Company estimates fair value based on data provided by commercial real estate brokers. For other asset groups, the Company estimates fair value based on projected discounted future net cash flows.

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

The Company accounts for derivative instruments and hedging activities in accordance with ASC Topic 815, Derivatives and Hedging, which requires each derivative instrument to be recorded on the consolidated balance sheets at its fair value as either an asset or a liability. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and is recognized in earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the item being hedged are recognized in earnings in the current period.

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

Revenue Recognition. The Company derives revenue principally from sales of manufacturing services, components and other products. Other sources of revenue include order fulfillment, logistic and repair services, and sales of certain inventory, including raw materials, to customers who reschedule, amend or cancel purchase orders after the Company has procured inventory to fulfill the customers' purchase orders. The Company recognizes revenue for manufacturing services, components, products and sales of certain inventory when a persuasive arrangement between the Company and the buyer exists, usually in the form of a purchase order received from the Company's customer, the price is fixed or determinable, delivery or performance has occurred and collectability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to the product or the inventory subsequent to transfer of title.

The Company's order fulfillment and logistics services involve warehousing and managing finished product on behalf of a customer. These services are usually provided in conjunction with manufacturing services at one of the Company's facilities. In these instances, revenue for manufacturing services is deferred until the related goods are delivered to the customer, which is upon completion of order fulfillment and logistics services. In certain instances, the Company's facility used to provide order fulfillment and logistics services is controlled by the customer pursuant to a separate arrangement. In these instances, revenue for manufacturing services is recognized upon receipt of the manufactured product at the customer-controlled location and revenue for order fulfillment and logistics services is recognized separately as the services are provided. Revenue for repair services is generally recognized upon completion of the services.

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

Restructuring Costs. The Company incurs restructuring costs in connection with closure or consolidation of excess manufacturing or administrative facilities, as well as other exit activities, and records restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges are incurred pursuant to formal plans developed and approved by management. The recognition of restructuring charges requires the Company's management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimates of severance and benefit payments, environmental remediation costs and sublease income. Estimates of future liabilities may change, requiring the Company to record additional restructuring charges or to reduce the amount of liabilities already recorded. At the end of each reporting period, the Company evaluates remaining accrual balances to ensure their adequacy, that no excess accruals are retained and that utilization of the accruals is for the intended purpose in accordance with developed exit plans. In the event circumstances change and an accrual is no longer required, the accrual is reversed through restructuring expense.

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

Recent Accounting Pronouncements. In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") No. 2013-2, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". ASU No. 2013-2 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. The adoption of ASU 2013-2 will not materially impact the Company's consolidated financial statements and will be effective beginning in 2014.

 In December 2011, the FASB issued guidance which requires an entity to disclose information about offsetting and related arrangements to enable financial statement users to evaluate the effect or potential effect of netting arrangements, including rights of setoff associated with the entity's recognized financial assets and liabilities, on the entity's financial position. The adoption of this guidance will not materially impact the Company's consolidated financial statements and will be effective beginning in 2014.

Note 3. Balance Sheet Items

Inventories

Components of inventories were as follows:

	As of
	September 28, 2013	September 29, 2012
	(In thousands)
Raw materials	$526,148	$584,821
Work-in-process	96,482	96,757
Finished goods	158,930	144,961
Total	$781,560	$826,539

Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of
	September 28, 2013	September 29, 2012
	(In thousands)
Machinery and equipment	$1,416,401	$1,424,070
Land and buildings	564,194	553,143
Leasehold improvements	54,519	58,197
Furniture and fixtures	19,088	19,068
Construction in progress	11,949	45,676
	2,066,151	2,100,154
Less: Accumulated depreciation and amortization	(1,526,000)	(1,530,789)
Property, plant and equipment, net	$540,151	$569,365

Depreciation expense was $94.1 million, $96.3 million, and $100.1 million for 2013, 2012 and 2011, respectively.

Warranty Reserve. The following table presents warranty reserve activity:

	Year Ended
	September 28, 2013	September 29, 2012
	(In thousands)
Balance, beginning of the year	$14,649	$15,672
Additions to accrual	9,156	6,716
Accrual utilized	(8,669)	(7,739)
Balance, end of the year	$15,136	$14,649

The warranty reserve is included in accrued liabilities on the consolidated balance sheet.

Note 4. Fair Value

Fair Value Option for Long-term Debt

The Company has elected not to record its long-term debt instruments at fair value, but has measured them at fair value for disclosure purposes. As of September 28, 2013, the carrying amount and estimated fair value of the Company's long-term debt instruments were $540.0 million and $567.5 million, respectively. Fair value was estimated based on quoted prices (Level 2 inputs).

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

There were no transfers between levels in the fair value hierarchy during any period presented herein. The following table presents information as of September 28, 2013 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$436	$34,569	$—	$—	$35,005
Prepaid expenses and other current assets	$—	$—	$28	$1,105	$1,133
Other assets	$—	$—	$22,512	$—	$22,512
Accrued liabilities (1)	$—	$—	$(32)	$(11,371)	$(11,403)

(1) Liabilities, or credit balances, are presented as negative amounts.

The following table presents information as of September 29, 2012 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$435	$3,384	$—	$—	$3,819
Prepaid expenses and other current assets	$—	$—	$77	$1,770	$1,847
Other assets	$—	$—	$39,954	$—	$39,954
Accrued liabilities (1)	$—	$—	$(175)	$(2,913)	$(3,088)
Other long-term liabilities (1)	$—	$—	$(23,126)	$—	$(23,126)

(1) Liabilities, or credit balances, are presented as negative amounts.

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its Board of Directors that allow participants to defer payment of part or all of their compensation. The Company's results of operations are not significantly affected by these plans since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the above tables. Assets and liabilities associated with these plans were approximately $11.0 million and $10.0 million as of September 28, 2013 and September 29, 2012, respectively, and are recorded as other non-current assets and other long-term liabilities on the consolidated balance sheet.

The Company values derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled, to transact. The Company seeks high quality counterparties for all financing arrangements. For interest rate swaps, Level 2 inputs include short-term LIBOR rates, futures contracts on LIBOR between two and four years, longer term swap rates at commonly quoted intervals, and credit default swap rates for the Company and relevant counterparties. For currency contracts, Level 2 inputs include foreign currency spot and forward rates and interest rates at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements. ASC Topic 820 requires the fair value measurement of an asset or liability to reflect the nonperformance risk of the entity and the counterparty. Therefore, the counterparty's creditworthiness when in an asset position and the Company's creditworthiness when in a liability position have been considered in the fair value measurement of derivative instruments. The effect of nonperformance risk on the fair value of derivative instruments was not material as of September 28, 2013 and September 29, 2012.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

Assets held-for-sale, consisting of land and buildings, are measured at fair value on a nonrecurring basis since these assets are subject to fair value adjustments only when the carrying amount of such assets exceeds the fair value of such assets or such assets have been previously impaired and the fair value exceeds the carrying amount by less than the amount of the impairment that has been recognized. Level 2 inputs consist of independent third party valuations based on market comparables. The carrying value of the Company's assets held-for-sale was $4.4 million and $10.2 million as of September 28, 2013 and September 29, 2012, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheet. Impairment charges of $2.1 million and $2.4 million were recorded in 2013 and 2012, respectively, related to properties held-for-sale.

Note 5. Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign currency exchange risk.

Interest Rate Risk

Interest rate swaps are used to manage interest rate risk associated with borrowings under the Company's long-term debt arrangements.

Interest Rate Swaps Not Designated As Hedging Instruments

The Company has interest rate swaps with an aggregate notional amount of $257 million that were entered into in 2007 to hedge LIBOR-based variable rate interest payments expected to occur through June 15, 2014. The swap agreements effectively convert variable interest rate obligations to fixed interest rate obligations and were accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. During the first quarter of 2013, the Company determined, based on its intention of redeeming $257.4 million of its senior floating rates notes due in 2014 ("2014 Notes"), that it was no longer probable that LIBOR-based, variable rate interest payments would occur on $257 million of debt through June 15, 2014. Accordingly, the Company dedesignated its interest rate swaps in their entirety in the first quarter of 2013 and recorded a charge of $14.9 million to other expense, net, representing the portion of the value of the interest rate swaps previously recorded in accumulated other comprehensive income (AOCI) for which it was no longer probable that LIBOR-based variable rate interest payments would occur. During the second quarter of 2013, the Company redeemed its 2014 Notes in full using a combination of cash on hand and borrowings under the Company's revolving credit facility (LIBOR-based, variable rate facility). Therefore, LIBOR-based variable rate payments are only expected to occur on forecasted borrowings under the Company's revolving credit facility and only during the period of time these borrowings are expected to be outstanding. The AOCI balance as of September 28, 2013 related to the swaps was $0.3 million and is expected to be amortized to interest expense over the next three months.
Under the terms of the swap agreements, the Company pays the independent swap counterparties a fixed rate of approximately 5.6% and the swap counterparties pay the Company an interest rate equal to three-month LIBOR. As of September 28, 2013, the fair value of the interest rate swaps was $9.8 million and is included in accrued liabilities on the consolidated balance sheet. The Company does not intend to liquidate the swap agreements and will therefore continue to make and receive payments under the swaps through June 15, 2014. Beginning on the date the interest rate swaps were dedesignated, changes in the fair value of the interest rate swaps have been recorded to other expense, net, in the consolidated statement of income. Such amounts were not material for 2013.
Fair Value Hedge

The Company has $500 million of fixed-rate senior notes outstanding as of September 28, 2013 and has an interest rate swap with a single counterparty to hedge its exposure to changes in the fair value of the notes resulting from fluctuations in interest rates. The swap agreement, with a notional amount of $500 million and an expiration date of May 15, 2019, effectively converts these notes from fixed-rate debt to variable-rate debt. Pursuant to the interest rate swap, the Company pays the swap counterparty a variable rate equal to the three-month LIBOR plus a spread and receives a fixed rate of 7.0% from the swap counterparty. Consistent with the Company's ability to call the 2019 Notes beginning in May 2014, the swap counterparty has the unilateral right to terminate the swap beginning in May 2014 and pay the Company a market termination fee. In accordance with ASC Topic 815, the interest rate swap is accounted for as a fair value hedge and is exempt from periodic assessment of hedge effectiveness. Therefore, the change in the fair value of the 2019 Notes resulting from changes in interest rates is assumed to be equal and opposite to the change in the fair value of the interest rate swap. As of September 28, 2013, the fair value of the interest rate swap was $22.5 million and is included in other non-current assets and long term debt on the consolidated balance sheet.

Foreign Currency Exchange Risk

Forward contracts on various foreign currencies are used to manage foreign currency risk associated with forecasted non-functional currency transactions and certain monetary assets and liabilities denominated in non-functional currencies. The Company's primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	September 28, 2013	September 29, 2012
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$100,679	$123,050
Number of contracts	41	49
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$190,226	$292,469
Number of contracts	42	33

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts have maturities of up to two months and are not designated as accounting hedges under ASC Topic 815. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income (expense), net, in the consolidated statements of income. For the year ended September 28, 2013 and September 29, 2012, the Company recognized a loss of $4.7 million and a gain of $7.4 million, respectively, associated with forward contracts. From an economic perspective, the objective of the Company's hedging program is for gains and losses on forward contracts to substantially offset gains and losses on the underlying hedged items.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivative instruments representing hedge ineffectiveness are recognized in current earnings and were not material for any period presented herein. As of September 28, 2013, AOCI related to foreign currency forward contracts was not material.

The following table presents the effect of cash flow hedging relationships on the Company's consolidated statement of income for the years ended September 28, 2013 and September 29, 2012, respectively:

Derivative Type and Income Statement Location	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands)
Interest rate swaps - Other income (expense), net	$—	$—	$—	$—	$(14,903)	$—
Interest rate swaps - Interest expense	96	(3,109)	(6,587)	(12,955)	—	—
Foreign currency forward contracts - Cost of sales	912	588	1,313	645	—	—
Total	$1,008	$(2,521)	$(5,274)	$(12,310)	$(14,903)	$—

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

One customer represented more than 10% of the Company's net sales in each of 2013 and 2012 and a different customer represented more than 10% of the Company's net sales in 2011. Two customers each represented 10% or more of the Company's gross accounts receivable as of September 28, 2013 and September 29, 2012.

Note 7. Debt

Long-term debt consisted of the following:

	As of
	September 28, 2013	September 29, 2012
	(In thousands)
Senior Floating Rate Notes due 2014	$—	$257,410
Secured Debt due 2015	40,000	40,000
Senior Notes due 2019	500,000	500,000
Fair value adjustment (1)	22,512	39,954
Total long-term debt	$562,512	$837,364

(1) Represents fair value hedge accounting balance related to interest rate swaps. See Note 5 for discussion.

Senior Notes Due 2019. During 2011, the Company issued $500.0 million aggregate principal amount of senior notes due 2019 (the "2019 Notes"). The 2019 Notes mature on May 15, 2019 and bear interest at an annual rate of 7%, payable semi-annually in arrears in cash. As of September 28, 2013, unamortized debt issuance costs of $8.3 million are included in other non-current assets on the consolidated balance sheet and are being amortized to interest expense over the term of the 2019 Notes using the effective interest method.

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

As discussed in Note 5, the Company entered into an interest rate swap to hedge its exposure to changes in the fair value of the 2019 Notes resulting from changes in interest rates. As of September 28, 2013, the fair value hedge accounting adjustment related to the 2019 Notes was $22.5 million and has been recorded as an increase to long-term debt.

The indentures for the 2019 Notes provide for customary events of default, including payment defaults, breaches of covenants, certain payment defaults at final maturity or acceleration of certain other indebtedness, failure to pay certain judgments, certain events of bankruptcy, insolvency and reorganization and certain instances in which a guarantee ceases to be in full force and effect. If any event of default occurs and is continuing, subject to certain exceptions, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding notes may declare all the notes to be due and payable immediately, together with any accrued and unpaid interest, if any. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, such amounts with respect to the notes will be due and payable immediately without any declaration or other act on the part of the trustee or the holders of the notes. Additionally, following a change of control, as defined in the indentures, the Company will be required to make an offer to repurchase all or any portion remaining outstanding of such debt at a purchase price of 101% of the principal amount, plus accrued and unpaid interest.

Senior Floating Rate Notes. In 2007, the Company issued $300.0 million of Senior Floating Rate Notes due June 15, 2014. The Company repurchased $42.6 million of these notes in 2009 and redeemed the remaining $257.4 million of the outstanding notes during 2013 at par plus accrued interest and incurred a loss of $1.4 million, consisting primarily of the write-off of unamortized debt issuance costs.

As discussed in Note 5, the Company has interest rate swap agreements with two independent counterparties to hedge its interest rate exposure on the 2014 Notes.

Secured Debt. During the fourth quarter of 2012, the Company borrowed $40.0 million using its corporate campus as collateral (the “Secured Debt due 2015”). The secured debt matures in 2015, bears interest at LIBOR plus a spread or the bank's prime rate plus a spread, includes two one-year renewal options subject to bank approval and requires compliance with a fixed charge coverage ratio and customary covenants similar to those of the asset-backed lending facility discussed below.

Other than the Company's Secured Debt due 2015, the Company's debt agreements do not contain financial covenants currently applicable to the Company, but do include a number of restrictive covenants that limit the Company's ability to, among other things: incur additional debt, make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase capital stock or subordinated obligations; create specified liens; sell assets; create or permit restrictions on the ability of its restricted subsidiaries to pay dividends or make other distributions to the Company; engage in transactions with affiliates; incur layered debt; and consolidate or merge with or into other companies or sell all or substantially all of its assets. The restricted covenants are subject to a number of important exceptions and qualifications.

Maturities of long-term debt as of September 28, 2013 were as follows:

(In thousands)
2014	$—
2015	40,000
2016	—
2017	—
2018	—
Thereafter	500,000
Total	$540,000

Short-term Debt

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

The Loan Agreement provides for a $300 million secured asset-backed revolving credit facility with a $100 million letter of credit sublimit. The facility may be increased by an additional $200 million upon obtaining additional commitments from the lenders then party to the Loan Agreement or new lenders. The Loan Agreement expires on March 16, 2017 (the “Maturity Date”). As of September 28, 2013, there were no borrowings outstanding, $23.1 million in letters of credit were outstanding and the Company was eligible to borrow $266.4 million.

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

The Company's obligations under the Loan Agreement are secured by (1) all U.S. and Canadian accounts receivable and all supporting obligations, chattel paper, documents and instruments in respect thereof or relating thereto; (2) all U.S. and Canadian deposit accounts (except accounts used for collections for certain transactions); (3) all U.S. and Canadian inventory; (4) the equity interests of each of the borrowers (except the Company) and the guarantors and the other equity interests owned directly by the borrowers and the guarantors, subject to limited exceptions; (5) all U.S. and Canadian promissory notes issued by the Designated Canadian Guarantors; (6) all U.S. and Canadian cash in any form; (7) all U.S. and Canadian accessions to, substitutions for, and all replacements, products, and cash and non-cash proceeds of the foregoing; and (8) all U.S. and Canadian books and records pertaining to the foregoing.

 The Loan Agreement contains a financial covenant that was not applicable to us as of September 28, 2013, and customary covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company under certain circumstances, among other things, to use the facility to incur debt, make investments, acquisitions and certain restricted payments, and to sell assets. Upon an event of default, the lenders may declare all outstanding principal and accrued but unpaid interest under the Loan Agreement immediately due and payable. Events of default under the Loan Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants or representations and warranties, change in control of the Company and bankruptcy events.

Foreign Short-term Borrowing Facilities. As of September 28, 2013, certain foreign subsidiaries of the Company had a total of $184.0 million of short-term borrowing facilities, under which no borrowings were outstanding. The loan agreements contain certain negative covenants that, upon default, permit the bank to deny any further advances or extension of credit or to terminate the loan agreement. These facilities expire at various dates through the second quarter of 2015.

As of September 28, 2013, the Company was in compliance with all covenants related to its long-term debt instruments, asset backed lending facility and short-term debt facilities.

Note 8. Commitments and Contingencies

Operating Leases. The Company leases certain of its facilities and equipment under non-cancellable operating leases expiring at various dates through 2042. The Company is responsible for utilities, maintenance, insurance and property taxes under these leases. Future minimum lease payments, net of sublease income, under operating leases are as follows:

(In thousands)
2014	$26,020
2015	17,514
2016	11,745
2017	8,983
2018	6,228
Thereafter	20,597
Total	$91,087

Rent expense, net of sublease income, under operating leases was $33.7 million, $32.9 million and $29.8 million for 2013, 2012 and 2011, respectively.

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

The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies or other applicable accounting standards. As of

September 28, 2013 and September 29, 2012, the Company had accrued liabilities of $22.2 million and $18.5 million, respectively, for environmental matters, litigation and other contingencies, excluding reserves for uncertain tax positions, which the Company believes is adequate. Such reserves are included in accrued liabilities and other long-term liabilities on the consolidated balance sheet.

The Company is subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including those addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of materials. As of September 28, 2013, the Company had been named in a lawsuit alleging certain of its current and former sites contributed to groundwater contamination. Although it is reasonably possible that the Company may incur a loss in connection with this matter, the amount of loss or range of loss cannot be reasonably estimated.

Note 9. Income Taxes

Domestic and foreign components of income (loss) before income taxes were as follows:

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011
	(In thousands)
Domestic	$3,517	$(7,548)	$42,136
Foreign	99,889	57,491	57,402
Total	$103,406	$49,943	$99,538

The provision for (benefit from) income taxes consists of the following:

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011
	(In thousands)
Federal:
Current	$—	$(3,223)	$—
Deferred	(6,611)	(154,292)	—
State:
Current	1,388	(124)	1,009
Deferred	(189)	(4,408)	—
Foreign:
Current	31,249	28,928	31,749
Deferred	(1,782)	2,828	(2,137)
Total provision for (benefit from) income taxes	$24,055	$(130,291)	$30,621

 The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of
	September 28, 2013	September 29, 2012
	(In thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$473,025	$472,086
Foreign net operating loss carryforwards	307,404	298,585
Acquisition related intangibles	73,205	91,972
Accruals not currently deductible	50,835	45,102
Property, plant and equipment	20,557	26,906
Tax credit carryforwards	24,330	24,478
Reserves not currently deductible	22,588	24,209
Stock compensation expense	13,970	14,664
Unrealized losses on derivative financial instruments	4,437	14,089
Other	132	550
Valuation allowance	(788,260)	(819,527)
Total deferred tax assets	202,223	193,114
Deferred tax liabilities on foreign earnings	(19,873)	(20,540)
Other deferred tax liabilities	(1,195)	—
Net deferred tax assets	$181,155	$172,574
Recorded as:
Current deferred tax assets	$23,276	$19,721
Non-current deferred tax assets	157,879	152,853
Net deferred tax assets	$181,155	$172,574

Certain prior period amounts in the table above have been revised to conform to the current period's presentation. The revisions primarily relate to a reclassification between foreign net operating loss carryforwards and the associated full valuation allowance. This change in presentation only affects the gross deferred tax assets disclosed in the table above and had no effect on net deferred tax assets as of September 29, 2012.

The Company offsets current deferred tax assets and liabilities and non-current deferred tax assets and liabilities by tax-paying jurisdiction. The resulting net amounts by tax jurisdiction are then aggregated without further offset.

Prior to 2012, based on historical evidence (primarily cumulative losses), the Company had a valuation allowance against certain deferred tax assets in the U.S. and foreign jurisdictions. A valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company assesses its valuation allowance against deferred tax assets on a regular and periodic basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. During the fourth quarters of 2013 and 2012, the Company concluded that it was more likely than not that it would be able to realize the benefit of a portion of its deferred tax assets in the future. The Company based this conclusion on recent historical book and taxable income, recent global restructuring actions and projections of future operating income. As a result, the Company released $21.5 million and $158.7 million during 2013 and 2012, respectively, of the valuation allowance attributable to certain U.S. and foreign deferred tax assets and net operating losses.

As of September 28, 2013, U.S. income taxes have not been provided for approximately $502.5 million of cumulative undistributed earnings of several non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S. Determination of the amount of unrecognized deferred tax liabilities on these undistributed earnings is not practicable.

As of September 28, 2013, the Company has cumulative net operating loss carryforwards for federal, state and foreign tax purposes of $1,257.9 million, $923.8 million and $1,201.2 million, respectively. The federal and state net operating loss carryforwards begin expiring in 2023 and 2014, respectively, and expire at various dates through 2029. Certain foreign net operating losses start expiring in 2014. However, the majority of foreign net operating losses carryforward indefinitely. The Tax Reform Act of 1986 and similar state provisions impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in the Internal Revenue Code. As of September 28, 2013, the Company had $6.8 million of federal net operating losses subject to an annual limitation and may utilize approximately $1.7 million of these net operating losses each year. Additionally, the utilization of certain foreign net operating losses may be restricted due to changes in ownership and business operations.

The Company has been granted tax holidays for certain of its subsidiaries in Thailand, China and India. Tax benefits arising from these tax holidays were $1.5 million for 2013 ($0.02 per diluted shares), $3.1 million for 2012 ($0.04 per diluted share) and $3.6 million for 2011 ($0.04 per diluted share). The Company's tax holiday in Singapore expired in 2012 and tax holidays in the other countries expire through 2019, excluding potential renewals, and are subject to certain conditions with which the Company expects to comply.

Following is a reconciliation of the statutory federal tax rate to the Company's effective tax rate:

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011
Federal tax at statutory rate	35.00%	35.00%	35.00%
Effect of foreign operations	(8.17)	21.73	9.57
Foreign income inclusion	4.08	10.48	0.25
Change in valuation allowance	11.54	(6.74)	(16.97)
Permanent items	0.26	3.11	1.90
Change to other comprehensive income	—	(6.64)	—
Release of valuation allowance	(20.79)	(317.76)	—
State income taxes, net of federal benefit	1.34	(0.06)	1.01
Effective tax rate	23.26%	(260.88)%	30.76%

A reconciliation of the beginning and ending amount of total unrecognized tax benefits, excluding accrued penalties and interest, is as follows:

	Year Ended
	September 28, 2013	September 29, 2012
	(In thousands)
Balance, beginning of year	$54,224	$41,482
Increase related to prior year tax positions	13,238	10,125
Decrease related to prior year tax positions	(5,672)	(320)
Increase related to current year tax positions	3,358	3,133
Settlement	—	(196)
Balance, end of year	$65,148	$54,224

Total unrecognized tax benefits as of September 28, 2013 include $1.9 million that has been netted against deferred tax assets. The remaining $63.2 million unrecognized tax benefit, if recognized, would affect the effective tax rate on income.

As of September 28, 2013, the Company had reserves of $27.1 million for the payment of interest and penalties relating to unrecognized tax benefits. The Company accrued interest and penalties related to unrecognized tax benefits of $1.9 million in 2013, $5.6 million in 2012, and $2.7 million in 2011. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company conducts business globally and, as a result, files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is currently being audited by the Internal Revenue Service for tax years 2008 through 2010. To the extent the final tax liabilities are different from the amounts accrued, this would result in an increase or decrease in net operating losses and would not have an impact on the consolidated financial statements. Additionally, the Company is being audited by various state tax agencies and certain foreign countries. To the extent the final tax liabilities are different from the amounts accrued, the increases or decreases would be recorded as income tax expense or benefit in the consolidated statements of income. Although the Company believes that the resolution of these audits will not have a material adverse impact on the Company’s results of operations, the outcome is subject to uncertainty.

In general, the Company is no longer subject to United States federal or state income tax examinations for years before 2003, and to foreign examinations for years prior to 2003 in its major foreign jurisdictions. Although the timing of the resolution of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years subject to audit and the number of matters being examined, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

Note 10. Restructuring Costs

Restructuring Plans - 2012

In 2012, the Company initiated restructuring plans related to four plant closures and business reorganizations. Costs associated with these plans are expected to be $29.8 million and to include employee severance, costs related to facilities, asset impairment charges and other exit costs. In connection with actions taken to date under these plans, the Company has recorded employee termination benefits of $14.1 million for 2,150 employees, $9.9 million of costs related to facilities and $4.5 million of asset impairment charges. These plans are expected to be completed within the next six months. As of September 28, 2013, $0.7 million of severance remains payable and is expected to be paid in early 2014.

Restructuring Plans — Prior to 2012

Due to completion of all actions under restructuring plans initiated prior to 2012 and immateriality of the remaining accrual balance related to such plans, these plans have been combined for disclosure purposes. The Company expects to pay the majority of accrued restructuring costs by the end of 2015. In connection with these plans, the Company expects to incur restructuring costs in future periods associated primarily with former sites for which the Company is or may be responsible for environmental remediation and vacant facilities. Costs incurred with respect to vacant facilities consist primarily of 1) costs to maintain vacant facilities that are owned until such facilities can be sold and 2) the portion of the Company's lease payments and operating costs that have not been recovered due to the absence of sublease income for vacant leased properties.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts:

	2012 Restructuring Plan	Prior to 2012 Restructuring Plans	Total
	(In thousands)
Accrual balance at October 2, 2010	$—	$6,532	$6,532
Employee severance and benefits	—	9,041	9,041
Leases and facilities shutdown costs	—	19,683	19,683
Non-cash charges	—	5,725	5,725
Cash paid for employee terminations	—	(8,144)	(8,144)
Cash paid for leases and facilities shutdown costs	—	(19,369)	(19,369)
Non-cash charges	—	(5,725)	(5,725)
Accrual balance at October 1, 2011	—	7,743	7,743
Employee severance and benefits	11,618	827	12,445
Leases and facilities shutdown costs	545	14,465	15,010
Non-cash charges	3,482	3,396	6,878
Cash paid for employee terminations	(1,317)	(5,776)	(7,093)
Cash paid for leases and facilities shutdown costs	(545)	(12,568)	(13,113)
Non-cash charges	(3,482)	(3,396)	(6,878)
Accrual balance at September 29, 2012	10,301	4,691	14,992
Employee severance and benefits	2,426	358	2,784
Leases and facilities shutdown costs	7,562	10,223	17,785
Non-cash charges	2,773	1,568	4,341
Cash paid for employee terminations	(12,041)	(573)	(12,614)
Cash paid for leases and facilities shutdown costs	(7,566)	(9,103)	(16,669)
Non-cash charges	(2,773)	(1,568)	(4,341)
Accrual balance at September 28, 2013	$682	$5,596	$6,278

The Company's IMS segment incurred restructuring costs under all restructuring plans of $11.9 million, $19.0 million and $14.2 million for 2013, 2012 and 2011, respectively.

Note 11. Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011
	(In thousands, except per share amounts)
Numerator:
Net income	$79,351	$180,234	$68,917

Denominator:
Weighted average shares used in computing per share amount:
Basic	82,834	81,284	80,345
Diluted	85,403	83,495	83,158

Net income per share:
Basic	$0.96	$2.22	$0.86
Diluted	$0.93	$2.16	$0.83

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method:

	As of
	September 28, 2013	September 29, 2012	October 1, 2011
Potentially dilutive securities:	(In thousands)
Employee stock options	6,634	7,937	6,839
Restricted stock units	—	369	241
Total	6,634	8,306	7,080

Note 12. Stock-Based Compensation

Stock compensation expense was attributable to:

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011
	(In thousands)
Stock options	$10,506	$10,084	$13,293
Restricted stock units	7,018	7,915	5,603
Total	$17,524	$17,999	$18,896

Stock-based compensation expense was as follows:

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011
	(In thousands)
Cost of sales	$5,464	$4,504	$4,730
Selling, general & administrative	11,942	13,363	13,070
Research & development	118	132	182
Restructuring	—	—	914
Total	$17,524	$17,999	$18,896

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

Assumptions used to estimate the fair value of stock options granted were as follows:

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011
Volatility	86.0%	85.8%	84.8%
Risk-free interest rate	0.7%	0.9%	1.6%
Dividend yield	—	—	—
Expected life of options	5.0	5.0	5.0

Stock option activity was as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding, October 2, 2010	11,078	14.39	7.44	35,417
Granted	1,875	13.15
Exercised/Cancelled/Forfeited/Expired	(2,031)	16.18
Outstanding, October 1, 2011	10,922	13.85	6.89	14,195
Granted	1,775	9.61
Exercised/Cancelled/Forfeited/Expired	(1,422)	14.08
Outstanding, September 29, 2012	11,275	13.15	6.54	18,548
Granted	975	8.83
Exercised/Cancelled/Forfeited/Expired	(2,688)	13.36
Outstanding, September 28, 2013	9,562	12.65	5.99	62,825
Vested and expected to vest, September 28, 2013	9,287	12.73	5.91	60,697
Exercisable, September 28, 2013	7,180	13.49	5.18	45,128

The weighted-average grant date fair value of stock options granted during 2013, 2012 and 2011 was $5.91, $6.44, and $8.66, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company's closing stock price on the date indicated. The total intrinsic value of stock options exercised was $12.1 million for 2013 and was insignificant for 2012 and 2011.

As of September 28, 2013, unrecognized compensation expense of $14.3 million is expected to be recognized over a weighted average period of 2.4 years.

Restricted Stock Units

The Company issues restricted stock units to executive officers, directors and certain management employees. These units vest over periods ranging from one to four years and are automatically exchanged for shares of common stock at the vesting date. Compensation expense associated with these units is recognized ratably over the vesting period.

 Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted Grant-Date Fair Value Per Share ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding, October 2, 2010	938	9.78	2.12	10,200
Granted	1,317	12.69
Vested/Cancelled	(417)	11.87
Outstanding, October 1, 2011	1,838	11.42	1.63	14,249
Granted	790	6.16
Vested/Cancelled	(398)	11.69
Outstanding, September 29, 2012	2,230	9.51	1.08	21,272
Granted	1,167	9.42
Vested/Cancelled	(1,629)	7.93
Outstanding, September 28, 2013	1,768	10.90	2.02	31,052
Expected to vest, September 28, 2013	1,210	11.52	1.58	21,245

The weighted-average grant date fair value of restricted stock units granted was $9.42, $6.16 and $12.69 in 2013, 2012 and 2011, respectively. The total fair value of restricted stock units vested was $8.3 million for 2013 and was insignificant for 2012 and 2011. As of September 28, 2013, unrecognized compensation expense of $9.6 million is expected to be recognized over a weighted average period of 1.6 years. Additionally, as of September 28, 2013, unrecognized compensation expense related to performance based restricted stock units was $2.6 million. No expense has been recorded for these performance based restricted stock units to date as achievement of performance criteria is not considered probable.

Note 13. Stockholders' Equity

In 2009, the Company's stockholders approved the 2009 Incentive Plan (“2009 Plan”) and the reservation of 7.5 million shares of common stock for issuance thereunder, which was subsequently increased to 16.4 million shares. The 2009 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares. The per share exercise price for shares to be issued pursuant to exercise of an option must be no less than 100% of the fair market value per share on the date of grant.

Upon approval of the 2009 Plan, all of the Company's other stock plans were terminated as to future grants. Although these plans have been terminated, they will continue to govern all awards granted under them until the expiration of the awards.

As of September 28, 2013, an aggregate of 14.8 million shares were authorized for future issuance under the Company's stock plans, of which 11.3 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3.5 million shares of common stock were available for future grant. Awards other than stock options and stock appreciation rights reduce common stock available for grant by 1.36 shares for every share of common stock subject to such an award. Awards under the 2009 plan that expire or are cancelled without delivery of shares generally become available for issuance under the plan.

During the second quarter of 2013, the Company's Board of Directors authorized the Company to repurchase up to $100 million of the Company's common stock in the open market or in negotiated transactions off the market. The common stock repurchase program has no expiration date and no purchases have been made through September 28, 2013.

Stock option activity under the Company's option plans during 2013, 2012 and 2011 is disclosed in Note 12. Stock-Based Compensation.

The following table summarizes information regarding stock options outstanding at September 28, 2013:

Options Outstanding				Options Vested and Exercisable
Range of Weighted Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
	(In thousands)			(In thousands)
$1.50-$7.78	1,768	5.74	3.78	1,729	3.70
$7.79-$8.77	1,739	8.20	8.57	473	8.60
$8.78-$10.76	1,764	7.03	9.51	1,216	9.10
$10.77-$15.91	1,976	6.40	13.23	1,466	13.07
$15.92-$21.06	131	6.09	17.71	111	17.82
$21.07-$21.12	1,361	3.65	21.12	1,362	21.12
$21.13-$83.10	823	2.45	30.86	823	30.86
$1.50-$83.10	9,562	5.99	12.65	7,180	13.49

Accumulated Other Comprehensive Income. Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	September 28, 2013	September 29, 2012
	(In thousands)
Foreign currency translation adjustments	$104,648	$107,720
Unrealized holding losses on derivative financial instruments (1)	(4,325)	(25,510)
Unrecognized net actuarial loss and unrecognized transition cost	(16,022)	(18,731)
Total	$84,301	$63,479

(1) The net unrealized loss on derivative financial instruments is primarily related to interest rate swap agreements associated with certain debt. See Note 5 for discussion of change in balance from September 29, 2012. Such amounts are net of an income tax effect of $3.3 million in both periods.

Note 14. Other Income (Expense), Net

The following table summarizes the major components of other income (expense), net (in thousands):

	Year ended
	September 28, 2013	September 29, 2012	October 1, 2011
Foreign exchange gains (losses)	$(3,091)	$(4,144)	$435
Loss from dedesignation of interest rate swap (1)	(14,903)	—	—
Other, net	5,162	3,853	457
Total	$(12,832)	$(291)	$892

(1) Represents loss from dedesignation of interest rate swaps associated with variable-rate debt. Refer to Note 5 for further discussion.

The Company reduces its exposure to currency fluctuations through the use of foreign currency hedging instruments, however, hedges are established based on forecasts of foreign currency balances. To the extent actual amounts differ from forecasted amounts, the Company will have exposure to currency fluctuations, resulting in foreign exchange gains or losses.

Note 15. Employee Benefit Plans

The Company has various defined contribution retirement plans that cover the majority of its domestic employees. These retirement plans permit participants to elect to have contributions made to the retirement plans in the form of salary deferrals. Under these retirement plans, the Company may match a portion of employee contributions. Amounts contributed by the Company were immaterial in 2013 and none in 2012 and 2011.

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its board of directors. These plans allow eligible participants to defer payment of all or part of their compensation. Deferrals under these plans were $1.6 million and $1.2 million for 2013 and 2012, respectively. Assets and liabilities associated with these plans were approximately $11.0 million and $10.0 million, as of September 28, 2013 and September 29, 2012, respectively, and are recorded in other non-current assets and other long-term liabilities on the consolidated balance sheets.

Defined benefit plans covering certain employees in the United States and Canada were frozen in 2001. Employees who had not yet vested will continue to be credited with service until vesting occurs, but no additional benefits will accrue.

The Company also provides defined benefit pension plans in certain other countries. The assumptions used for calculating the obligation for non-U.S. plans depend on the local economic environment and regulations. The measurement date for the Company's pension plans is September 28, 2013.

Changes in benefit obligations for the plans described above were as follows (in thousands):

	As of September 28, 2013		As of September 29, 2012		As of October 1, 2011
Change in Benefit Obligations	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Beginning projected benefit obligation	$29,601	$35,171	$26,885	$25,396	$27,302	$29,346
Service cost	—	1,144	—	666	—	599
Interest cost	791	1,721	1,027	1,388	1,050	1,382
Actuarial (gain) loss	(2,050)	3,561	4,121	9,729	656	(5,891)
Benefits paid	(674)	(1,083)	(2,432)	(722)	(2,123)	(723)
Other (1)	(966)	4,076	—	(1,286)	—	683
Ending projected benefit obligation	$26,702	$44,590	$29,601	$35,171	$26,885	$25,396

Ending accumulated benefit obligation	$26,702	$40,072	$29,601	$31,917	$26,885	$23,374

(1)	Related to miscellaneous items such as settlements, curtailments, foreign exchange movements, etc.

Weighted-average actuarial assumptions used to determine benefit obligations were as follows:

	U.S. Pensions		Non-U.S. Pensions
	As of		As of
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Discount rate	3.78%	2.75%	4.14%	4.39%
Rate of compensation increases	—%	—%	3.29%	0.97%

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

Changes in plan assets and funded status for the plans described above were as follows (in thousands):

	As of September 28, 2013		As of September 29, 2012		As of October 1, 2011
Change in Plan Assets	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Beginning fair value	$20,443	$24,853	$18,809	$26,087	$19,216	$26,771
Actual return	1,964	1,239	2,466	1,144	892	1,249
Employer contributions	—	589	1,600	295	824	294
Benefits paid	(674)	(1,083)	(2,432)	(722)	(2,123)	(723)
Actuarial gain (loss)	—	1,397	—	(463)	—	(1,533)
Settlement	(966)	—	—	—	—	—
Foreign currency exchange rate differences	—	1,260	—	(1,488)	—	29
Ending fair value	$20,767	$28,255	$20,443	$24,853	$18,809	$26,087
Over (under) Funded Status	$(5,935)	$(16,335)	$(9,158)	$(10,318)	$(8,076)	$691

Weighted-average asset allocations by asset category for the U.S. and non-U.S. plans were as follows:

	U.S.			Non-U.S.
	Level 1			Level 1
	As of			As of
	Target	September 28, 2013	September 29, 2012	Target	September 28, 2013	September 29, 2012
Equity securities	51%	52.0%	52.6%	20%	25.2%	25.2%
Debt securities	49%	46.3%	47.4%	80%	69.8%	73.4%
Cash	—%	1.7%	—%	—%	5.0%	1.4%
Total	100%	100%	100%	100%	100%	100%

The Company's investment strategy is designed to ensure that sufficient pension assets are available to pay benefits as they become due. In order to meet this objective, the Company has established targeted investment allocation percentages for equity and debt securities as noted in the preceding table. As of September 28, 2013, U.S. plan assets are invested in the following SEC registered mutual funds: SEI Core Fixed Income Fund, S&P 500 Index Fund, SEI World Equity ex-US Fund, SEI Extended Market Index Fund, SEI High Yield Bond Fund and SEI Emerging Market Debt Fund. These mutual funds are valued based on the net asset value (NAV) of the underlying securities in an active market, which is considered a Level 1 input under ASC Topic 820, Fair Value Measurements and Disclosures (refer to Note 5). The beneficial interest of each participant is represented in units which are issued and redeemed daily at the fund's closing NAV. Non-U.S. plan assets are invested in publicly-traded mutual funds consisting of medium-term Euro bonds and stocks of companies in the European region. The mutual funds are valued using the NAV that is quoted in an active market and is considered a Level 1 input under ASC Topic 820. The plans are managed consistent with regulations or market practice of the country in which the assets are invested. As of September 28, 2013 there were no significant concentrations of credit risk related to pension plan assets.

The funded status of the plans, reconciled to the amount reported on the consolidated balance sheets, is as follows (in thousands):

	As of September 28, 2013		As of September 29, 2012		As of October 1, 2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Over (under) Funded Status at Year End	$(5,935)	$(16,335)	$(9,158)	$(10,318)	$(8,076)	$691
Unrecognized transition obligation	—	32	—	55	—	76
Unrecognized net actuarial (gain) loss	6,151	10,381	10,674	8,631	9,822	(1,706)
Net amount recognized in Consolidated Balance Sheet	$216	$(5,922)	$1,516	$(1,632)	$1,746	$(939)
Components of Net Amount Recognized in Consolidated Balance Sheet:
Non-current assets	$—	$—	$—	$—	$—	$4,412
Current liabilities	—	(615)	—	(395)	—	(286)
Non-current liabilities	(5,935)	(15,720)	(9,158)	(9,923)	(8,076)	(3,435)
Accumulated other comprehensive income	6,151	10,413	10,674	8,686	9,822	(1,630)
Net asset (liability) recognized in Consolidated Balance Sheet	$216	$(5,922)	$1,516	$(1,632)	$1,746	$(939)

Estimated amortization from accumulated other comprehensive income into net periodic benefit cost in 2014 is as follows (in thousands):

	U.S.	Non-U.S.
Amortization of actuarial loss	$438	$488
Amortization of transition obligation	—	23
Total	$438	$511

Components of net periodic benefit costs were as follows (in thousands):

	As of September 28, 2013		As of September 29, 2012		As of October 1, 2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$1,144	$—	$666	$—	$599
Interest cost	791	1,721	1,027	1,388	1,050	1,382
Return on plan assets	(785)	(1,238)	(784)	(1,145)	(1,162)	(1,249)
Settlement charge	223	—	635	—	532	—
Amortization of:
Actuarial loss	1,071	358	951	26	1,000	78
Transition obligation	—	23	—	23	—	23
Net periodic benefit cost	$1,300	$2,008	$1,829	$958	$1,420	$833

Weighted-average assumptions used to determine benefit costs were as follows:

	U.S. Pensions		Non-U.S. Pensions
	As of		As of
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Discount rate	2.75%	4.00%	4.39%	5.80%
Expected return on plan assets	4.00%	4.25%	3.50%	4.80%
Rate of compensation increases	—%	—%	0.97%	0.82%

The expected long-term rate of return on assets for the U.S. and non-U.S. pension plans used in these calculations is assumed to be 4.00% and 3.50%, respectively. Several factors, including historical rates of returns, expectations of future returns for each major asset class in which the plan invests, the weight of each asset class in the target mix, the correlations between asset classes and their expected volatilities are considered in developing the asset return assumptions.

Estimated future benefit payments are as follows:

Pension Benefits
(In thousands)
2014	$7,123
2015	$3,860
2016	$3,843
2017	$3,806
2018	$4,113
Years 2019 through 2022	$21,639

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

The Company's operations are managed as two businesses:

1)	Integrated Manufacturing Solutions (IMS). IMS is a reportable segment consisting of printed circuit board assembly and test, final system assembly and test, and direct order fulfillment.

2)
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane and cable assemblies) and mechanical systems (enclosures, precision machining and plastic injection molding); Products include memory and solid state drive products from Viking Technology, defense and aerospace products from SCI Technology, storage products from Newisys and optical and RF (Radio Frequency) modules; and Services include design, engineering, logistics and repair services.

The Company evaluated its operating segments to determine whether they can be aggregated into reportable segments. Factors considered in this evaluation were similarity regarding economic characteristics, products, production processes, type or classes of customers, distribution methods and regulatory environments. Based on this evaluation, the Company determined that it has only one reportable segment - IMS, which generated 80% of the Company's total revenue in 2013. The Company's CPS business consists of multiple operating segments which do not meet the quantitative threshold for being presented as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services (CPS)”.

The accounting policies for each segment are the same as those disclosed by the Company for its consolidated financial statements. Intersegment sales consist primarily of sales of components to IMS. Effective in the fourth quarter of 2013, the Optical and RF modules group was moved to CPS (previously included in IMS). The Optical and RF modules group offers customers engineering solutions and product designs, including joint product design services with customers. As a result, this group creates intellectual property that can be used in proprietary designs and products similar to the other product businesses in CPS. Accordingly, the results presented below reflect the change in segment reporting for all periods presented to conform to the current period segment reporting structure. The change in segment reporting does not affect the Company’s previously reported consolidated financial statements.

The Company's chief operating decision maker is the Chief Executive Officer and Chief Financial Officer and they allocate resources and assess performance of operating segments based on a non-GAAP measure of revenue and gross profit that excludes items not directly related to the Company's ongoing business operations. These items are typically either non-recurring or non-cash in nature.

The following table presents information for the following years:

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011
	(In thousands)
Gross sales:
IMS	$4,766,670	$4,968,983	$5,337,488
CPS	1,335,510	1,265,855	1,418,013
Intersegment revenue	(185,056)	(141,504)	(153,090)
Net Sales	$5,917,124	$6,093,334	$6,602,411

Gross Profit:
IMS	$291,664	$329,267	$376,393
CPS	144,725	111,448	136,224
Total	436,389	440,715	512,617
Unallocated items (1)	(9,572)	(4,933)	(2,266)
Total	$426,817	$435,782	$510,351

Depreciation and amortization:
IMS	$54,531	$54,711	$56,827
CPS	32,802	35,641	34,622
Total	87,333	90,352	91,449
Unallocated corporate items (2)	8,688	9,125	13,122
Total	$96,021	$99,477	$104,571

Capital expenditures:
IMS	$44,080	$39,962	$57,478
CPS	25,542	40,150	36,844
Total	69,622	80,112	94,322
Unallocated corporate items (2)	3,447	1,787	3,751
Total	$73,069	$81,899	$98,073

(1) Represents amounts associated with items that management excludes from its measure of gross profit. These items include stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and similar items that either occur infrequently or are of a non-operational nature.

(2) Primarily related to selling, general and administration functions.

	As of
	September 28, 2013	September 29, 2012
	(In thousands)
Long-lived assets (including assets held for sale):
IMS	$287,907	$304,442
CPS	204,905	220,789
Total	492,812	525,231
Unallocated corporate items (1)	51,722	54,346
Total	$544,534	$579,577

(1) Primarily related to selling, general and administration functions.

Information by geographic segment, determined based on the country in which a product is manufactured or a service is provided, was as follows:

	Year Ended
	September 28, 2013	September 29, 2012	October 1, 2011
	(In thousands)
Net sales:
Domestic	$1,074,529	$1,106,446	$1,199,077
Mexico	1,433,799	1,296,690	1,273,583
China	1,501,632	1,667,095	1,792,933
Other international	1,907,164	2,023,103	2,336,818
Total	$5,917,124	$6,093,334	$6,602,411

Percentage of net sales represented by ten largest customers	50.3%	49.7%	49.9%
Number of customers representing 10 % or more of net sales	1	1	1

	As of
	September 28, 2013	September 29, 2012
	(In thousands)
Long-lived assets (including assets held for sale):
Domestic	$147,773	$163,443
Mexico	125,552	119,032
China	88,160	89,175
Other international	183,049	207,927
Total	$544,534	$579,577

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)    Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 28, 2013. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework, issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Our management has concluded that, as of September 28, 2013, our internal control over financial reporting was effective based on the COSO criteria. The effectiveness of our internal control over financial reporting as of September 28, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(b)    Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 (c)    Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 28, 2013, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

Item 9B.   Other Information

None.

PART III

The information called for by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding our executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements. The following financial statements are filed under Item 8 hereof as part of this report:

(2)
Financial Statement Schedules. The following financial statement schedule of Sanmina Corporation is filed as part of this report on Form 10-K immediately after the signature pages hereto and should be read in conjunction with our Financial Statements included in this Item 15:

Schedule II-Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(3)	Exhibits. Refer to Item 15(b) immediately below.

(b)	Exhibits

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.4(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.5(5)	Amended and Restated Bylaws of the Registrant adopted by the Board of Directors on December 1, 2008.
3.6(6)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, as amended, dated July 27, 2009.
3.7	Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware and effective November 15, 2012 (filed herewith).
4.1	(removed and reserved)
4.2(7)	(removed and reserved)
4.3(8)	(removed and reserved)
4.4(9)	(removed and reserved)
4.5	(removed and reserved)
4.6(10)	(removed and reserved)
4.7(11)	(removed and reserved)
4.8(12)	(removed and reserved)
4.9(13)	(removed and reserved)
4.10(14)	(removed and reserved)
4.11(15)	Indenture, dated as of May 10, 2011, among Sanmina-SCI Corporation, certain subsidiaries of Sanmina-SCI Corporation, as guarantors, and U.S. Bank National Association, as trustee.
4.12(15)	Form of Note for Sanmina-SCI Corporation's 7% Senior Notes due 2019.
4.13(15)	(removed and reserved)
10.1	(removed and reserved)
10.2(16)(17)	1999 Stock Plan.
10.3(18)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.4(19)	1995 Director Option Plan.
10.5	(removed and reserved)
10.6	(removed and reserved)
10.7	(removed and reserved)
10.8(20)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.9(21)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10.10(22)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.11(23)(17)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.12(24)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.13(25)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).
10.14(26)(17)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.15(27)	2003 Employee Stock Purchase Plan.
10.16(28)	(removed and reserved)

10.17(29)(17)	(removed and reserved)
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

10.23(35)(17)	2009 Incentive Plan, as amended on March 12, 2012.
10.24(36)	Credit and Security Agreement dated as of November 24, 2008 by and among Sanmina SPV LLC, the lenders named therein and Deutsche Bank AG, New York Branch, as administrative agent and collateral agent.
10.25(37)(17)	Deferred Compensation Plan for Outside Directors amended and restated effective January 1, 2009.
10.27	(removed and reserved)
10.28(38)(17)	Form of Stock Option Agreement for use under the 2009 Incentive Plan.
10.29(39)(17)	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan.
10.30(40)(17)	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan.
10.31(41)(17)	Employment offer letter dated September 4, 2009 between the Registrant and Bob Eulau.
10.32(42)(17)	(removed and reserved)
10.33(43)(17)	Form of Change of Control Severance Benefit Agreement.
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

10.36(46)(17)	(removed and reserved)
10.37	(removed and reserved)
10.38(47)
Amendment No. 2 dated as of December 20, 2010 to Loan, Guaranty and Security Agreement dated as of November 19, 2008 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A. as agent for such lenders.

10.39(48)	(removed and reserved)
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

10.43(51)
Amendment No. 1 dated as of July 12, 2012 to Amended and Restated Loan, Guaranty and Security Agreement dated as of March 16, 2012 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A., as agent for such lenders.

10.44(52)	Loan Agreement between the Registrant and Union Bank N.A. dated July 19, 2012.

10.45(53)
Amendment No. 2 dated as of November 26, 2012 to Amended and Restated Loan, Guaranty and Security Agreement dated as of March 16, 2012 among the Registrant and certain of its subsidiaries as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions as party thereto and Bank of America, N.A., as agent for such lenders.

10.46(17)(54)	Summary of 2013 Non-Employee Director Compensation Program
10.47(55)
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

32.1(56)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2(56)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.
(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	(removed and reserved)
(8)	(removed and reserved)
(9)	(removed and reserved)
(10)	(removed and reserved)
(11)	(removed and reserved)
(12)	(removed and reserved)
(13)	(removed and reserved)
(14)	(removed and reserved)
(15)	Incorporated by reference from exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on May 10, 2011.
(16)	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on May 25, 1999.
(17)	Compensatory plan in which an executive officer or director participates.
(18)	Incorporated by reference to Exhibit 10.29.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(19)	Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.
(20)	Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(21)	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(22)	Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.
(23)	Incorporated by reference to Exhibit 10.75 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(24)	Incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(25)	Incorporated by reference to Exhibit 10.50.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(26)	Incorporated by reference to Exhibit 10.74 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(27)	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on April 23, 2003.
(28)	(removed and reserved)
(29)	(removed and reserved)
(30)	Incorporated by reference to Exhibit 10.64 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008.
(31)	Incorporated by reference to Exhibit 10.71 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.

(32)	Incorporated by reference to Exhibit 10.67 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008
(33)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(34)	Incorporated by reference to Exhibit 10.23 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the SEC on May 1, 2012.
(35)	Incorporated by reference to Exhibit 10.37 of the Registrant's Registration Statement on Form S-8, filed with the SEC on February 9, 2011.
(36)	Incorporated by reference to Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, filed with the SEC on February 2, 2009.
(37)	Incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(38)	Incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(39)	Incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(40)	Incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(41)	Incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 2009, filed with the SEC on December 1, 2009.
(42)	(removed and reserved)
(43)	Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed with the SEC on February 5, 2010.
(44)	Incorporated by reference to Exhibit 10.49 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010, filed with the SEC on April 30, 2010.
(45)	Incorporated by reference to Exhibit 10.50 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010, filed with the SEC on April 30, 2010.
(46)	(removed and reserved)
(47)	Incorporated by reference to the same number exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2011, filed with the SEC on February 8, 2011.
(48)	(removed and reserved)
(49)	Incorporated by reference to Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011, filed with the SEC on August 1, 2011.
(50)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the SEC on May 1, 2012.
(51)	Incorporated by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012.
(52)	Incorporated by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012.
(53)	Incorporated by reference to Exhibit 10.45 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2012, filed with the SEC on February 4, 2013.
(54)	Incorporated by reference to Exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013, filed with the SEC on April 29, 2013.
(55)	Incorporated by reference to Exhibit 10.47 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013, filed with the SEC on April 29, 2013.
(56)
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
Date: November 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Jure Sola and Robert K. Eulau and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JURE SOLA	Chief Executive Officer and Director (Principal Executive Officer)	November 27, 2013
Jure Sola

/s/ ROBERT K. EULAU	Chief Financial Officer (Principal Financial Officer)	November 27, 2013
Robert K. Eulau

/s/ DAVID ANDERSON	Senior Vice President and Corporate Controller (Principal Accounting Officer)	November 27, 2013
David Anderson

/s/ NEIL BONKE	Director	November 27, 2013
Neil Bonke

/s/ JOHN P. GOLDSBERRY	Director	November 27, 2013
John P. Goldsberry

/s/ JOSEPH LICATA	Director	November 27, 2013
Joseph Licata

/s/ MARIO M. ROSATI	Director	November 27, 2013
Mario M. Rosati

/s/ WAYNE SHORTRIDGE	Director	November 27, 2013
Wayne Shortridge

/s/ JACKIE M. WARD	Director	November 27, 2013
Jackie M. Ward

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II-VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SANMINA CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged (Credited) to Operations	Charges Utilized	Balance at End of Period
	(In thousands)
Allowances for Doubtful Accounts, Product Returns and Other Net Sales adjustments
Fiscal year ended October 1, 2011	$16,752	$(1,187)	$(1,028)	$14,537
Fiscal year ended September 29, 2012	$14,537	$(826)	$(1,679)	$12,032
Fiscal year ended September 28, 2013	$12,032	$(325)	$28	$11,735

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.4(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.5(5)	Amended and Restated Bylaws of the Registrant adopted by the Board of Directors on December 1, 2008.
3.6(6)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, as amended, dated July 27, 2009.
3.7	Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware and effective November 15, 2012 (filed herewith).
4.1	(removed and reserved)
4.2(7)	(removed and reserved)
4.3(8)	(removed and reserved)
4.4(9)	(removed and reserved)
4.5	(removed and reserved)
4.6(10)	(removed and reserved)
4.7(11)	(removed and reserved)
4.8(12)	(removed and reserved)
4.9(13)	(removed and reserved)
4.10(14)	(removed and reserved)
4.11(15)	Indenture, dated as of May 10, 2011, among Sanmina-SCI Corporation, certain subsidiaries of Sanmina-SCI Corporation, as guarantors, and U.S. Bank National Association, as trustee.
4.12(15)	Form of Note for Sanmina-SCI Corporation's 7% Senior Notes due 2019.
4.13(15)	(removed and reserved)
10.1	(removed and reserved)
10.2(16)(17)	1999 Stock Plan.
10.3(18)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.4(19)	1995 Director Option Plan.
10.5	(removed and reserved)
10.6	(removed and reserved)
10.7	(removed and reserved)
10.8(20)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.9(21)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10.10(22)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.11(23)(17)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.12(24)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.13(25)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).

10.14(26)(17)	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.15(27)	2003 Employee Stock Purchase Plan.
10.16(28)	(removed and reserved)

10.17(29)(17)	(removed and reserved)
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

10.23(35)(17)	2009 Incentive Plan, as amended on March 12, 2012.
10.24(36)	Credit and Security Agreement dated as of November 24, 2008 by and among Sanmina SPV LLC, the lenders named therein and Deutsche Bank AG, New York Branch, as administrative agent and collateral agent.
10.25(37)(17)	Deferred Compensation Plan for Outside Directors amended and restated effective January 1, 2009.
10.27	(removed and reserved)
10.28(38)(17)	Form of Stock Option Agreement for use under the 2009 Incentive Plan.
10.29(39)(17)	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan.
10.30(40)(17)	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan.
10.31(41)(17)	Employment offer letter dated September 4, 2009 between the Registrant and Bob Eulau.
10.32(42)(17)	(removed and reserved)
10.33(43)(17)	Form of Change of Control Severance Benefit Agreement.
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

10.36(46)(17)	(removed and reserved)
10.37	(removed and reserved)
10.38(47)
Amendment No. 2 dated as of December 20, 2010 to Loan, Guaranty and Security Agreement dated as of November 19, 2008 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A. as agent for such lenders.

10.39(48)	(removed and reserved)
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

10.43(51)
Amendment No. 1 dated as of July 12, 2012 to Amended and Restated Loan, Guaranty and Security Agreement dated as of March 16, 2012 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A., as agent for such lenders.

10.44(52)	Loan Agreement between the Registrant and Union Bank N.A. dated July 19, 2012.

10.45(53)
Amendment No. 2 dated as of November 26, 2012 to Amended and Restated Loan, Guaranty and Security Agreement dated as of March 16, 2012 among the Registrant and certain of its subsidiaries as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions as party thereto and Bank of America, N.A., as agent for such lenders.

10.46(17)(54)	Summary of 2013 Non-Employee Director Compensation Program
10.47(55)
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

32.1(56)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2(56)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.
(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	(removed and reserved)
(8)	(removed and reserved)
(9)	(removed and reserved)
(10)	(removed and reserved)
(11)	(removed and reserved)
(12)	(removed and reserved)
(13)	(removed and reserved)
(14)	(removed and reserved)
(15)	Incorporated by reference from exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on May 10, 2011.
(16)	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on May 25, 1999.
(17)	Compensatory plan in which an executive officer or director participates.
(18)	Incorporated by reference to Exhibit 10.29.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(19)	Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.
(20)	Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.

(21)	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(22)	Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.
(23)	Incorporated by reference to Exhibit 10.75 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(24)	Incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(25)	Incorporated by reference to Exhibit 10.50.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(26)	Incorporated by reference to Exhibit 10.74 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(27)	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on April 23, 2003.
(28)	(removed and reserved)
(29)	(removed and reserved)
(30)	Incorporated by reference to Exhibit 10.64 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008.
(31)	Incorporated by reference to Exhibit 10.71 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(32)	Incorporated by reference to Exhibit 10.67 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 6, 2008
(33)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(34)	Incorporated by reference to Exhibit 10.23 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the SEC on May 1, 2012.
(35)	Incorporated by reference to Exhibit 10.37 of the Registrant's Registration Statement on Form S-8, filed with the SEC on February 9, 2011.
(36)	Incorporated by reference to Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, filed with the SEC on February 2, 2009.
(37)	Incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(38)	Incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(39)	Incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(40)	Incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(41)	Incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 2009, filed with the SEC on December 1, 2009.
(42)	(removed and reserved)
(43)	Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed with the SEC on February 5, 2010.
(44)	Incorporated by reference to Exhibit 10.49 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010, filed with the SEC on April 30, 2010.
(45)	Incorporated by reference to Exhibit 10.50 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010, filed with the SEC on April 30, 2010.
(46)	(removed and reserved)
(47)	Incorporated by reference to the same number exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2011, filed with the SEC on February 8, 2011.

(48)	(removed and reserved)
(49)	Incorporated by reference to Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011, filed with the SEC on August 1, 2011.
(50)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the SEC on May 1, 2012.
(51)	Incorporated by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012.
(52)	Incorporated by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012.
(53)	Incorporated by reference to Exhibit 10.45 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2012, filed with the SEC on February 4, 2013.
(54)	Incorporated by reference to Exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013, filed with the SEC on April 29, 2013.
(55)	Incorporated by reference to Exhibit 10.47 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013, filed with the SEC on April 29, 2013.
(56)
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