Form 10-Q
period 2013-12-28
SANMINA CORP
filed 2014-01-31
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2013
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
Yes [ ]    No [x]

As of January 24, 2014, there were 82,781,654 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 28, 2013	September 28, 2013
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$407,051	$402,875
Accounts receivable, net of allowances of $11,197 and $11,735, respectively	917,211	944,816
Inventories	791,979	781,560
Prepaid expenses and other current assets	87,702	75,337
Total current assets	2,203,943	2,204,588
Property, plant and equipment, net	562,450	540,151
Other	263,807	251,109
Total assets	$3,030,200	$2,995,848
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$925,436	$956,488
Accrued liabilities	113,815	109,363
Accrued payroll and related benefits	117,139	118,572
Short-term debt	83,822	22,301
Total current liabilities	1,240,212	1,206,724
Long-term liabilities:
Long-term debt	560,616	562,512
Other	136,137	135,048
Total long-term liabilities	696,753	697,560
Commitments and contingencies (Note 6)
Stockholders' equity	1,093,235	1,091,564
Total liabilities and stockholders' equity	$3,030,200	$2,995,848

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 28, 2013	December 29, 2012
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,447,498	$1,494,945
Cost of sales	1,336,713	1,398,017
Gross profit	110,785	96,928

Operating expenses:
Selling, general and administrative	59,182	59,868
Research and development	7,905	5,395
Restructuring and integration costs	3,704	3,947
Amortization of intangible assets	474	474
Gain on sales of long-lived assets	—	(4,218)
Total operating expenses	71,265	65,466

Operating income	39,520	31,462

Interest income	806	198
Interest expense	(7,473)	(13,084)
Other income (expense), net	878	(14,922)
Interest and other, net	(5,789)	(27,808)

Income before income taxes	33,731	3,654
Provision for income taxes	10,630	3,033
Net income	$23,101	$621

Net income per share:
Basic	$0.28	$0.01
Diluted	$0.26	$0.01

Weighted average shares used in computing per share amounts:
Basic	83,766	81,920
Diluted	87,259	84,011

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	December 28, 2013	December 29, 2012
	(Unaudited)
	(In thousands)
Net income	$23,101	$621
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,824)	(137)
Derivative financial instruments:
Changes in unrealized losses	386	255
Amount reclassified into net income	(37)	17,925
Pension benefit plans:
Changes in unrecognized net actuarial loss and unrecognized transition cost	(154)	(205)
Amortization of actuarial loss and transition cost	419	18
Total other comprehensive income (loss)	(1,210)	17,856
Comprehensive income	$21,891	$18,477

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 28, 2013	December 29, 2012
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$23,101	$621
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	23,360	24,830
Stock-based compensation expense	4,275	4,666
Provision for (benefit from) doubtful accounts, product returns and other sales adjustments	(539)	286
Deferred income taxes	872	(360)
Gain on sales of assets, net	(163)	(4,107)
Loss from dedesignation of interest rate swap	—	14,903
Other, net	(3)	29
Changes in operating assets and liabilities:
Accounts receivable	28,771	104,025
Inventories	(4,156)	46,738
Prepaid expenses and other assets	(5,576)	11,019
Accounts payable	(37,135)	(98,749)
Accrued liabilities and other long-term liabilities	5,436	(6,817)
Cash provided by operating activities	38,243	97,084

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,607)	(27,391)
Proceeds from sales of property, plant and equipment	164	8,549
Cash paid for business combination	(57,660)	—
Cash used in investing activities	(71,103)	(18,842)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	—	1,300
Proceeds from short-term borrowings	21,447	62,640
Repayments of short-term borrowings	(19,926)	(59,995)
Proceeds from revolving credit facility borrowings	185,000	—
Repayments of revolving credit facility borrowings	(125,000)	—
Net proceeds from stock issuances	1,128	833
Repurchase of common stock	(25,623)	(1,410)
Cash provided by financing activities	37,026	3,368

Effect of exchange rate changes	10	(535)
Increase in cash and cash equivalents	4,176	81,075
Cash and cash equivalents at beginning of period	402,875	409,618
Cash and cash equivalents at end of period	$407,051	$490,693

Cash paid during the period for:
Interest, net of capitalized interest	$9,259	$11,402
Income taxes, net of refunds	$3,075	$4,935

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sanmina Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim unaudited condensed consolidated financial statements are unaudited, but reflect all normal recurring and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 28, 2013, included in the Company's 2013 Annual Report on Form 10-K.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Results of operations for the first quarter of 2014 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2014 and 2013 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

Note 2. Inventories

Components of inventories were as follows:

	As of
	December 28, 2013	September 28, 2013
	(In thousands)
Raw materials	$541,906	$526,148
Work-in-process	87,909	96,482
Finished goods	162,164	158,930
Total	$791,979	$781,560

Note 3. Fair Value

Fair Value Option for Long-term Debt

The Company has elected not to record its long-term debt instruments at fair value, but has measured them at fair value for disclosure purposes. As of December 28, 2013, the carrying amount and estimated fair value of the Company's long-term debt instruments were $540.0 million and $571.9 million, respectively. Fair value was estimated based on quoted prices (Level 2 inputs).

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

There were no transfers between levels in the fair value hierarchy during any period presented herein. The following table presents information as of December 28, 2013 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$436	$6,791	$—	$—	$7,227
Prepaid expenses and other current assets	$—	$—	$17	$671	$688
Other assets	$—	$—	$20,616	$—	$20,616
Accrued liabilities (1)	$—	$—	$(20)	$(8,431)	$(8,451)

(1) Liabilities, or credit balances, are presented as negative amounts.

The following table presents information as of September 28, 2013 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$436	$34,569	$—	$—	$35,005
Prepaid expenses and other current assets	$—	$—	$28	$1,105	$1,133
Other assets	$—	$—	$22,512	$—	$22,512
Accrued liabilities (1)	$—	$—	$(32)	$(11,371)	$(11,403)

(1) Liabilities, or credit balances, are presented as negative amounts.

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its Board of Directors that allow participants to defer payment of part or all of their compensation. The Company's results of operations are not significantly affected by these plans since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the above tables. As of December 28, 2013 and September 28, 2013, assets and liabilities associated with these plans were approximately $11.5 million and $11.0 million, respectively, and are recorded as other non-current assets and other long-term liabilities on the unaudited condensed consolidated balance sheets.

The Company values derivatives using observable Level 2 market inputs at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled, to transact. The Company seeks high quality counterparties for all financing arrangements. For interest rate swaps, Level 2 inputs include short-term LIBOR rates, futures contracts on LIBOR between two and four years, longer term swap rates at commonly quoted intervals, and credit default swap rates for the Company and relevant counterparties. For currency contracts, Level 2 inputs include foreign currency spot and forward rates and interest rates at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements. ASC Topic 820 requires the fair value measurement of an asset or liability to reflect the nonperformance risk of the entity and the counterparty. Therefore, the counterparty's creditworthiness when in an asset position and the Company's creditworthiness when in a liability position have been considered in the fair value measurement of derivative instruments. The effect of nonperformance risk on the fair value of derivative instruments was not material as of December 28, 2013 or September 28, 2013.

Offsetting Derivative Assets and Liabilities

The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update ("ASU") No. 2011-11, "Disclosures about Offsetting Assets and Liabilities " and ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities", which require an entity to disclose information about offsetting and related arrangements to enable financial statement users to evaluate the effect or potential effect of netting arrangements, including rights of setoff associated with the entity's recognized financial assets and liabilities, on the entity's financial position. The adoption of these ASUs did not impact the Company's unaudited condensed consolidated financial statements.

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivatives assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis in the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of December 28, 2013 and September 28, 2013.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

Assets held-for-sale, consisting of land and buildings, are measured at fair value on a nonrecurring basis since these assets are subject to fair value adjustments only when the carrying amount of such assets exceeds the fair value of such assets or such assets have been previously impaired and the fair value exceeds the carrying amount by less than the amount of the impairment that has been previously recognized. Level 2 inputs consist of independent third party valuations based on market comparables. The carrying value of the Company's assets held-for-sale was $12.6 million and $4.4 million as of December 28, 2013 and September 28, 2013, respectively, and is included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.

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

Interest Rate Swaps Not Designated As Hedging Instruments

The Company has interest rate swaps with an aggregate notional amount of $257 million that were entered into in 2007 to hedge LIBOR-based variable rate interest payments expected to occur through June 15, 2014. During the first quarter of 2013, the Company determined, based on its intention of redeeming $257.4 million of its senior floating rates notes due in 2014 ("2014 Notes"), that it was no longer probable that LIBOR-based, variable rate interest payments would occur on $257 million of debt through June 15, 2014. Accordingly, the Company dedesignated its interest rate swaps in their entirety in the first quarter of 2013 and recorded a charge of $14.9 million to other income (expense), net, representing the portion of the value of the interest rate swaps previously recorded in accumulated other comprehensive income (AOCI) for which it was no longer probable that LIBOR-based variable rate interest payments would occur. During the second quarter of 2013, the Company redeemed its 2014 Notes in full using a combination of cash on hand and borrowings under the Company's revolving credit facility (LIBOR-based, variable rate facility). Therefore, LIBOR-based variable rate payments are only expected to occur on forecasted borrowings under the Company's revolving credit facility and only during the period of time these borrowings are expected to be outstanding. The remaining AOCI balance for the swaps as of December 28, 2013 was related entirely to an income tax effect of $3.3 million. This balance will be released from AOCI upon termination or maturity of the swaps.
Under the terms of the swap agreements, the Company pays the independent swap counterparties a fixed rate of approximately 5.6% and the swap counterparties pay the Company an interest rate equal to three-month LIBOR. As of December 28, 2013, the fair value of the interest rate swaps was $6.4 million and is included in accrued liabilities on the unaudited condensed consolidated balance sheet. The Company does not intend to liquidate the swap agreements and will therefore continue to make and receive payments under the swaps through June 15, 2014. Beginning on the date the interest rate swaps were dedesignated, changes in the fair value of the interest rate swaps have been recorded to other income (expense), net, in the unaudited condensed consolidated statements of income. Such amounts were not material for the first quarter of 2014 or 2013.
Fair Value Hedge

The Company has $500 million of fixed-rate senior notes (the "2019 Notes") outstanding as of December 28, 2013 and has an interest rate swap with a single counterparty to hedge its exposure to changes in the fair value of the notes resulting from fluctuations in interest rates. The swap agreement, with a notional amount of $500 million and an expiration date of May 15, 2019, effectively converts these notes from fixed-rate debt to variable-rate debt. Pursuant to the interest rate swap, the Company pays the swap counterparty a variable rate equal to the three-month LIBOR plus a spread and receives a fixed rate of 7.0% from the swap counterparty. Consistent with the Company's ability to call the 2019 Notes beginning in May 2014, the swap counterparty has the unilateral right to terminate the swap beginning in May 2014 and pay the Company a market termination fee. In accordance with ASC Topic 815, the interest rate swap is accounted for as a fair value hedge and is exempt from periodic assessment of hedge effectiveness. Therefore, the change in the fair value of the 2019 Notes resulting from changes in interest rates is assumed to be equal and opposite to the change in the fair value of the interest rate swap. As of December 28, 2013, the fair value of the interest rate swap was $20.6 million and is included in other non-current assets and long-term debt on the unaudited condensed consolidated balance sheet.

Foreign Exchange Rate Risk

Forward contracts on various foreign currencies are used to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in non-functional currencies. The Company's primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	December 28, 2013	September 28, 2013
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$96,928	$100,679
Number of contracts	38	41
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$212,244	$190,226
Number of contracts	37	42

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts have maturities of up to two months and are not designated as accounting hedges under ASC Topic 815. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income (expense), net, in the unaudited condensed consolidated statements of income. For the first quarter of 2014 and 2013, the Company recorded losses of $1.4 million and $2.7 million, respectively, associated with these forward contracts. From an economic perspective, the objective of the Company's hedging program is for gains and losses on forward contracts to substantially offset gains and losses on the underlying hedged items.

The Company also utilizes foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures generally result from 1) forecasted sales denominated in currencies other than those used to pay for materials and labor, 2) forecasted non-functional currency labor and overhead expenses, 3) forecasted non-functional currency operating expenses, and 4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts may be up to twelve months in duration and are accounted for as cash flow hedges under ASC Topic 815.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivative instruments representing hedge ineffectiveness are recognized in current earnings. Other than ineffectiveness of $14.9 million recognized in the first quarter of 2013 in connection with a dedesignation of interest rate swaps, the amount of ineffectiveness on a quarterly basis has been immaterial. As of December 28, 2013, AOCI related to foreign currency forward contracts was not material.

The following table presents the effect of cash flow hedging relationships on the Company's unaudited condensed consolidated financial statements:

Derivative Type and Income Statement Location	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)
	Three Months Ended		Three Months Ended		Three Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(In thousands)
Interest rate swaps	$—	$96	$—	$—	$—	$—
Other income (expense), net	—	—	—	—	—	(14,903)
Interest expense	—	—	(318)	(3,026)	—	—
Foreign currency forward contracts	386	159	—	—	—	—
Net sales	—	—	(73)	(216)	—	—
Cost of sales	—	—	402	224	—	—
Selling, general and administrative	—	—	26	(4)	—	—
Total	$386	$255	$37	$(3,022)	$—	$(14,903)

Note 5. Debt

Long-term debt consisted of the following:

	As of
	December 28, 2013	September 28, 2013
	(In thousands)
Secured debt due 2015	$40,000	$40,000
Senior notes due 2019	500,000	500,000
Fair value adjustment (1)	20,616	22,512
Total	$560,616	$562,512

(1) Represents fair value hedge accounting balance related to interest rate swaps. See Note 4 for discussion.

Other than the Company's secured debt due in 2015, the Company's debt agreements do not contain financial covenants currently applicable to the Company, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. The Company's secured debt due in 2015 requires the Company to maintain a minimum fixed charge coverage ratio during its term. The Company was in compliance with these covenants as of December 28, 2013.

Short-term debt

The Company has a $300 million secured asset-backed revolving credit facility. Borrowings under this facility bear interest, at the Company's option, at a rate equal to LIBOR or a base rate equal to Bank of America, N.A.'s announced prime rate, in each case plus a spread. The facility expires on March 16, 2017. As of December 28, 2013, $60.0 million of borrowings and $23.2 million of letters of credit were outstanding.

As of December 28, 2013, certain foreign subsidiaries of the Company had a total of $184 million of short-term borrowing facilities, under which no borrowings were outstanding. These facilities expire at various dates through the second quarter of 2015.

Note 6. Commitments and Contingencies

Litigation and other contingencies. From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of December 28, 2013 and September 28, 2013, the Company had reserves of $22.1 million and $22.2 million, respectively, for certain environmental matters, litigation and other contingencies, excluding reserves for uncertain tax positions, which the Company believes is adequate. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

The Company is subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including those addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of materials. As of December 28, 2013, the Company has been named in a lawsuit alleging certain of its current and former sites contributed to groundwater contamination. Although it is reasonably possible that the Company may incur a loss in connection with this matter, the amount of loss or range of loss cannot be reasonably estimated.

Warranty Reserve. The following table presents information with respect to warranty reserves, which are included in accrued liabilities on the unaudited condensed consolidated balance sheets:

	As of
	December 28, 2013	December 29, 2012
	(In thousands)
Beginning balance — end of prior year	$15,136	$14,649
Additions to accrual	1,516	1,733
Utilization of accrual	(1,764)	(2,316)
Ending balance — current quarter	$14,888	$14,066

Note 7. Restructuring

Restructuring Plans — 2012

In 2012, the Company initiated restructuring plans related to plant closures and business reorganizations. Costs associated with these plans are expected to be $31.8 million and to include employee severance, costs related to facilities, asset impairment charges and other exit costs. In connection with actions taken to date under these plans, the Company recorded employee termination benefits of $14.1 million for 2,150 employees, $11.0 million of costs related to facilities, and $4.5 million of asset impairment charges. These plans are expected to be completed in 2014.

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

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts:

	2012 Restructuring Plan	Prior to 2012 Restructuring Plans	Total
	(In thousands)
Accrual balance at September 28, 2013	$682	$5,596	$6,278
Employee severance and benefits	(15)	—	(15)
Leases and facilities shutdown costs	903	2,204	3,107
Non-cash charges	234	378	612
Cash paid for employee terminations	(139)	—	(139)
Cash paid for leases and facilities shutdown costs	(903)	(2,260)	(3,163)
Non-cash charges	(234)	(378)	(612)
Accrual balance at December 28, 2013	$528	$5,540	$6,068

The Company's IMS segment incurred restructuring costs under all restructuring plans of $1.6 million and $1.2 million for the first quarter of 2014 and 2013, respectively.

Note 8. Income Taxes

The Company estimates its annual effective income tax rate at the end of each quarterly period. The estimate takes into account the geographic mix of expected pre-tax income (loss), expected total annual pre-tax income (loss), enacted changes in tax laws, implementation of tax planning strategies and possible outcomes of audits and other uncertain tax positions. To the extent there are fluctuations in any of these variables during a period, the provision for income taxes may vary.

The provision for income taxes for the first quarter of 2014 and 2013 was $10.6 million and $3.0 million, respectively. The increase in the first quarter of 2014 was primarily due to a significant increase in pre-tax income, changes in the jurisdictional mix of where income was earned and changes in tax law in certain foreign jurisdictions. As a result of tax law and tax rate changes in certain foreign jurisdictions, the Company recorded a benefit of $3.1 million related to revaluation of certain deferred tax assets.

Note 9. Stockholder's Equity

Accumulated other comprehensive income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	December 28, 2013	September 28, 2013
	(In thousands)
Foreign currency translation adjustments	$102,824	$104,648
Unrealized holding losses on derivative financial instruments (1)	(3,976)	(4,325)
Unrecognized net actuarial loss and transition cost	(15,757)	(16,022)
Total	$83,091	$84,301

(1) The net unrealized loss on derivative financial instruments is primarily related to interest rate swap agreements associated with certain debt. See Note 4 for further discussion. Such amounts are net of an income tax effect of $3.3 million in both periods.

Stock repurchase program

In 2013, the Company's Board of Directors authorized the Company to repurchase up to $100 million of the Company's common stock in the open market or in negotiated transactions off the market. The common stock repurchase program has no expiration date. During the first quarter of 2014, the Company repurchased 1.7 million shares of its common stock in the open market for $25.2 million. Additionally, the Company repurchased 28,000 shares of its common stock for $0.4 million in settlement of employee tax withholding obligations due upon the vesting of restricted stock units.

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

Effective in the fourth quarter of 2013, the Company's Optical and RF modules group was moved from IMS to CPS. Accordingly, the prior period results presented below reflect this change in segment reporting to conform to the current period segment reporting structure.

The following table presents information for the following periods:

	Three Months Ended
	December 28, 2013	December 29, 2012
	(In thousands)
Gross sales:
IMS	$1,149,710	$1,202,065
CPS	349,223	330,111
Intersegment revenue	(51,435)	(37,231)
Net sales	$1,447,498	$1,494,945

Gross profit:
IMS	$81,023	$69,889
CPS	31,637	31,399
Total	112,660	101,288
Unallocated items (1)	(1,875)	(4,360)
Total	$110,785	$96,928

(1) Represents amounts associated with items that management excludes from its measure of gross profit. These items include stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and similar items that either occur infrequently or are of a non-operational nature.

Net sales by geographic segment, determined based on the country in which a product is manufactured, was as follows:

	Three Months Ended
	December 28, 2013	December 29, 2012
	(In thousands)
Net sales
United States	$269,921	$259,654
Mexico	333,275	343,022
China	371,054	414,977
Other international	473,248	477,292
Total	$1,447,498	$1,494,945

Percentage of net sales represented by ten largest customers	49.2%	49.0%
Number of customers representing 10% or more of net sales	1	—

Note 11. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended
	December 28, 2013	December 29, 2012
	(In thousands, except per share data)
Numerator:
Net income	$23,101	$621

Denominator:
Weighted average common shares outstanding	83,766	81,920
Effect of dilutive stock options and restricted stock units	3,493	2,091
Denominator for diluted earnings per share	87,259	84,011

Net income per share:
—Basic	$0.28	$0.01
—Diluted	$0.26	$0.01

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method:

	Three Months Ended
	December 28, 2013	December 29, 2012
	(In thousands)
Potentially Dilutive Securities:
Employee stock options	3,220	7,454
Restricted stock units	48	112
Total	3,268	7,566

Note 12. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Three Months Ended
	December 28, 2013	December 29, 2012
	(In thousands)
Stock options	$2,472	$2,617
Restricted stock units	1,803	2,049
Total	$4,275	$4,666

Stock-based compensation expense was recognized as follows:

	Three Months Ended
	December 28, 2013	December 29, 2012
	(In thousands)
Cost of sales	$1,201	$1,340
Selling, general and administrative	3,072	3,295
Research and development	2	31
Total	$4,275	$4,666

As of December 28, 2013, an aggregate of 14.2 million shares were authorized for future issuance under the Company's stock plans, of which 12.1 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 2.1 million shares of common stock were available for future grant.

Stock Options

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding, September 28, 2013	9,562	12.65	5.99	62,825
Granted	555	15.63
Exercised/Cancelled/Forfeited/Expired	(286)	17.32
Outstanding, December 28, 2013	9,831	12.68	5.96	44,986
Vested and expected to vest, December 28, 2013	9,543	12.73	5.88	43,784
Exercisable, December 28, 2013	7,399	13.09	5.10	35,350

The weighted-average grant date fair value of stock options granted during the first quarter of 2014 and 2013 was $9.19 per share and $5.72 per share, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company's closing stock price on the date indicated.

As of December 28, 2013, unrecognized compensation expense of $16.7 million is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock Units

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding, September 28, 2013	1,768	10.90	2.02	31,052
Granted	722	15.61
Vested/Forfeited/Cancelled	(198)	11.37
Outstanding, December 28, 2013	2,292	12.34	2.29	34,954
Expected to vest, December 28, 2013	1,275	12.26	1.79	19,447

As of December 28, 2013, unrecognized compensation expense of $12.1 million is expected to be recognized over a weighted average period of 1.8 years. Additionally, as of December 28, 2013, unrecognized compensation expense related to performance-based restricted stock units was $9.3 million. No expense has been recorded for these performance-based restricted stock units to date as achievement of performance criteria is not considered probable.

Note 13. Acquisition

On December 18, 2013, the Company completed its acquisition of a certain manufacturing operation in the oil and gas market. The Company also entered into a master supply agreement in connection with this acquisition. The acquisition increases the Company's precision machining, assembly, integration and test capabilities for the oil and gas industry.

The acquisition did not significantly affect the Company’s results of operations for the first quarter of 2014.
Cash consideration for this acquisition was $57.7 million. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. Management is in the process of finalizing fair value amounts for certain assets acquired, including the value of identifiable intangible assets and goodwill. The following represents the Company's preliminary allocation of the purchase price to the acquired assets and liabilities assumed:

(In thousands)
Current assets	$10,942
Noncurrent assets (including tangible assets of $34.7 million)	48,588
Current liabilities	(1,870)
Total	$57,660

Goodwill and identifiable intangible assets are recorded in other non-current assets on the unaudited consolidated balance sheet. Identifiable intangible assets will primarily be amortized over periods ranging from five to nine years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenues or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the financial impact of customer bankruptcies; any statements regarding the timing of future payments for restructuring costs; any statements regarding our expectations for future interest expense; any statements regarding timing of closing of future cash outlays for and benefits of acquisitions; any statements about future redemptions or repurchases of debt and stock; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties contained in or incorporated from Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

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

All references to years, in this section, refer to our fiscal years ending on the last Saturday of each year closest to September 30th. Fiscal 2014 and 2013 are each 52 weeks.

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

Since the end of 2012, we have reduced our net debt obligations by $234 million, which has resulted in significant interest expense savings. For example, interest expense for the first quarter of 2014 was $7.5 million, compared to $13.1 million for the same period in 2013. Despite the significant cash outlay required to reduce our debt, our total sources of liquidity have increased $88 million over this same 15-month period to $798 million, primarily attributable to cash generated from operations of $356 million and increased capacity from short-term borrowing facilities of $91 million. In addition to our current sources of liquidity, we believe we have sufficient access to additional sources of capital should the need arise.

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers typically represent approximately 50% of our net sales. One customer represented 10% or more of our net sales for the three months ended December 28, 2013.

We typically generate approximately 80% of our net sales from products manufactured in international locations. The concentration of foreign operations has resulted primarily from a desire on the part of many of our customers to require production in lower cost locations such as Asia, Latin America and Eastern Europe. We expect this to continue.

Historically, we have had substantial recurring sales to existing customers. We typically enter into supply agreements with our major OEM customers. These agreements generally have terms ranging from three to five years and cover the manufacture of a range of products. Under these agreements, a customer typically agrees to purchase its requirements for specific products in particular geographic areas from us. However, these agreements generally do not obligate the customer to purchase minimum quantities of products and in some circumstances provide for cost reductions objectives during the term of the agreement, which can have the effect of reducing revenue and profitability from such engagements.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate the process used to develop estimates for certain reserves and contingent liabilities, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, environmental matters, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates.

For a complete description of our critical accounting policies and estimates, refer to our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 27, 2013.

Results of Operations

Key operating results

	Three Months Ended
	December 28, 2013	December 29, 2012
	(In thousands)
Net sales	$1,447,498	$1,494,945
Gross profit	$110,785	$96,928
Operating income	$39,520	$31,462
Net income	$23,101	$621

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended
	December 28, 2013	December 29, 2012	Increase/(Decrease)
Communications	$658,566	$673,437	$(14,871)	(2.2)%
Industrial, defense and medical	455,152	384,844	70,308	18.3%
Computing and storage	186,003	230,744	(44,741)	(19.4)%
Multimedia	147,777	205,920	(58,143)	(28.2)%
Total	$1,447,498	$1,494,945	$(47,447)	(3.2)%

Net sales decreased from $1.49 billion in the first quarter of 2013 to $1.45 billion in the first quarter of 2014, a decrease of 3.2%. The decrease was due to reduced sales to customers in our multimedia and computing and storage end markets resulting primarily from reduced demand from existing customers and the wind-down of certain customer programs, partially offset by growth in our industrial, defense, and medical market primarily as a result of increased demand from existing customers, both for established programs and new program wins.

Gross Margin

Gross margin increased to 7.7% for the first quarter of 2014, from 6.5% for the first quarter of 2013. The increase was primarily attributable to improvement in our IMS segment resulting primarily from addressing inefficiencies associated with new program ramp-ups in the first quarter of 2013. Additionally, gross margin in the first quarter of 2013 was negatively impacted by charges associated with a distressed customer.

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

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses decreased $0.7 million, from $59.9 million, or 4.0% of net sales, in the first quarter of 2013 to $59.2 million, or 4.1% of net sales, in the first quarter of 2014. The decrease was primarily due to lower bad debt expense, partially offset by increased incentive compensation.

Research and Development

Research and development expenses increased $2.5 million, from $5.4 million, or 0.4% of net sales, in the first quarter of 2013 to $7.9 million, or 0.5% of net sales, in the first quarter of 2014. The increase was primarily attributable to expenditures on new projects for the computing and storage end market.

Restructuring

Restructuring Plans — 2012

In 2012, we initiated restructuring plans related to plant closures and business reorganizations. Costs associated with these plans are expected to be $31.8 million and to include employee severance, costs related to facilities, asset impairment charges and other exit costs. In connection with actions taken to date under these plans, we recorded employee termination benefits of $14.1 million for 2,150 employees, $11.0 million of costs related to facilities, and $4.5 million of asset impairment charges. These plans are expected to be completed in 2014.

Restructuring Plans — Prior to 2012

Due to completion of all actions under restructuring plans initiated prior to 2012 and immateriality of the remaining accrual balance related to such plans, these plans have been combined for disclosure purposes. We expect to pay the majority of accrued restructuring costs by the end of 2015. In connection with these plans, we expect to incur restructuring costs in future periods associated primarily with former sites for which we are or may be responsible for environmental remediation and vacant facilities. Costs incurred with respect to vacant facilities consist primarily of 1) costs to maintain vacant facilities that are owned until such facilities can be sold and 2) the portion of our lease payments and operating costs that have not been recovered due to the absence of sublease income for vacant leased properties.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts:

	2012 Restructuring Plans	Prior to 2012 Restructuring Plans	Total
	(In thousands)
Accrual balance at September 29, 2012	$682	$5,596	$6,278
Employee severance and benefits	(15)	—	(15)
Leases and facilities shutdown costs	903	2,204	3,107
Non-cash charges	234	378	612
Cash paid for employee terminations	(139)	—	(139)
Cash paid for leases and facilities shutdown costs	(903)	(2,260)	(3,163)
Non-cash charges	(234)	(378)	(612)
Accrual balance at December 28, 2013	$528	$5,540	$6,068

Our IMS segment incurred restructuring costs under all restructuring plans of $1.6 million and $1.2 million for the first quarter of 2014 and 2013, respectively.

Gain on Sales of Long-lived Assets

We recognized a gain of $4.2 million from the sale of a building during the first quarter of 2013 and none during the first quarter of 2014.

Interest Expense

Interest expense decreased $5.6 million for the first quarter of 2014 compared to the first quarter of 2013. The decrease was primarily due to interest savings resulting from the redemption of $257.4 million of our debt in the second quarter of 2013.

Other Expense, net

The following table presents the major components of other income (expense), net:

	Three Months Ended
	December 28, 2013	December 29, 2012
	(In thousands)
Foreign exchange losses	$47	$(574)
Loss on interest rate swap dedesignation	—	(14,903)
Other, net	831	555
Total	$878	$(14,922)

We have interest rate swaps with an aggregate notional amount of $257 million that were entered into in 2007 to hedge LIBOR-based variable rate interest payments expected to occur through June 15, 2014. During the first quarter of 2013, we determined, based on our intention of redeeming $257.4 million of our debt due in 2014 ("2014 Notes"), that it was no longer probable that LIBOR-based, variable rate interest payments would occur on $257 million of debt through June 15, 2014. Accordingly, we dedesignated our interest rate swaps in their entirety in the first quarter of 2013 and recorded a charge of $14.9 million to other expense, net, representing the portion of the value of the interest rate swaps previously recorded in accumulated other comprehensive income (AOCI) for which it was no longer probable that LIBOR-based variable rate interest payments would occur. During the second quarter of 2013, we redeemed our 2014 Notes in full using a combination of cash on hand and borrowings under our revolving credit facility (LIBOR-based, variable rate facility). Therefore, LIBOR-based variable rate payments are only expected to occur on forecasted borrowings under our revolving credit facility and only during the period of time these borrowings are expected to be outstanding.
We reduce our exposure to currency fluctuations through the use of foreign currency hedging instruments; however, our hedges are established based on estimated foreign currency balances. To the extent actual amounts differ from estimated amounts, we will have exposure to currency fluctuations that results in foreign exchange gains or losses.

Provision for Income Taxes

We estimate our annual effective income tax rate at the end of each quarterly period. Our estimate takes into account the geographic mix of our expected pre-tax income (loss), expected total annual pre-tax income (loss), enacted changes in tax laws, implementation of tax planning strategies and possible outcomes of audits and other uncertain tax positions. To the extent there are fluctuations in any of these variables during a period, our provision for income taxes may vary.

Our provision for income taxes for the first quarter of 2014 and 2013 was $10.6 million and $3.0 million, respectively. The increase in the first quarter of 2014 was primarily due to a significant increase in pre-tax income, changes in the jurisdictional mix of where our income was earned and changes in tax law in certain foreign jurisdictions. As a result of tax law and tax rate changes in certain foreign jurisdictions, we recorded a benefit of $3.1 million related to revaluation of certain deferred tax assets.

Liquidity and Capital Resources

	Three Months Ended
	December 28, 2013	December 29, 2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$38,243	$97,084
Investing activities	(71,103)	(18,842)
Financing activities	37,026	3,368
Effect of exchange rate changes on cash and cash equivalents	10	(535)
Increase (decrease) in cash and cash equivalents	$4,176	$81,075

Key liquidity performance measures

	Three Months Ended
	December 28, 2013	September 28, 2013
Days sales outstanding (1)	58	55
Inventory turns (2)	6.8	7.0
Days inventory on hand (3)	54	52
Accounts payable days (4)	64	61
Cash cycle days (5)	47	46

(1)
Days sales outstanding (a measure of how quickly we collect our accounts receivable), or "DSO", is calculated as the ratio of average accounts receivable, net, to average daily net sales for the quarter.

(2)	Inventory turns (annualized) are calculated as the ratio of four times our cost of sales for the quarter to average inventory.

(3)	Days inventory on hand is calculated as the ratio of average inventory for the quarter to average daily cost of sales for the quarter.

(4)
Accounts payable days (a measure of how quickly we pay our suppliers), or "DPO", is calculated as the ratio of 365 days divided by accounts payable turns, in which accounts payable turns is calculated as the ratio of four times our cost of sales for the quarter to average accounts payable.

(5)	Cash cycle days is calculated as days inventory on hand plus days sales outstanding minus accounts payable days.

Cash and cash equivalents were $407.1 million at December 28, 2013 and $402.9 million at September 28, 2013. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, redemptions and repurchases of debt and capital stock, and other factors. Our working capital was approximately $1.0 billion as of December 28, 2013 and September 28, 2013.

Net cash provided by operating activities was $38.2 million and $97.1 million for the first quarter of 2014 and 2013, respectively. Cash flows from operating activities consist of: 1) net income adjusted to exclude non-cash items such as depreciation and amortization, stock-based compensation expense and losses from swap dedesignations, and 2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities.

During the first quarter of 2014, we generated $50.9 million of cash from net income, excluding non-cash items, and also used $12.7 million of cash due to a reduction of net operating assets, resulting primarily from a decrease in accounts payable of $37.1 million, partially offset by a decrease in accounts receivable of $28.8 million. These decreases were due primarily to decreased business volume during the period. Our DSO (a measure of how quickly we collect our accounts receivable) increased from 55 days as of September 28, 2013 to 58 days as of December 28, 2013 due primarily to an unfavorable change in the composition of accounts receivable from customers with shorter payment terms to customers with longer payment terms. Our DPO (a measure of how quickly we pay our suppliers) increased from 61 days as of September 28,

2013 to 64 days as of December 28, 2013 due to a favorable change in the composition of suppliers with which we have shorter payment terms to suppliers with longer payment terms. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments and purchases, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

Net cash used in investing activities was $71.1 million and $18.8 million for the first quarter of 2014 and 2013, respectively. During the first quarter of 2014, we used $13.6 million of cash for capital expenditures and paid $57.7 million in connection with a business acquisition. During the first quarter of 2013, we used $27.4 million of cash for capital expenditures and received proceeds of $8.5 million primarily from the sales of a building.

Net cash provided by financing activities was $37.0 million and $3.4 million for the first quarter of 2014 and 2013, respectively. During the first quarter of 2014, we received $61.5 million of net proceeds from short-term borrowings, received $1.1 million of proceeds from issuances of common stock pursuant to stock option exercise and paid $25.6 million for repurchases of common stock, including $0.4 million of cash used for common stock repurchases to fund employee tax withholding obligations. During the first quarter of 2013, we reduced our restricted cash by $1.3 million, received $2.7 million of net proceeds from short-term borrowings, partially offset by $1.4 million of cash used for common stock repurchases to fund employee tax withholding obligations.

Other Liquidity Matters

Since the end of 2012, we have reduced our net debt obligations by $234 million, which has resulted in significant interest expense savings. For example, interest expense for the first quarter of 2014 was $7.5 million, compared to $13.1 million for the same period in 2013. Despite the significant cash outlay required to reduce our debt, our total sources of liquidity have increased $88 million over this same 15-month period to $798 million, primarily attributable to cash generated from operations of $356 million and increased capacity from short-term borrowing facilities of $91 million. After giving effect to these redemptions, our next long-term debt maturity in the amount of $40 million is in July 2015, after which $500 million in notes will be due in May 2019. We may consider early redemptions of our debt in future periods, using either our existing cash or proceeds from additional debt or equity financings.

In March 2013, our Board approved a $100 million stock repurchase program with no expiration date. The timing of repurchases made under the program will depend upon capital needs to support the growth of our business, market conditions and other factors. Although the stock repurchase program is designed to increase stockholder value, purchases of shares made under this program will reduce our liquidity. To date, we have repurchased 1.7 million shares of our common stock in the open market for $25.2 million under this program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” below.

Beginning in May 2014, the interest rate swap on our 2019 Notes can be terminated at the option of the swap counterparty upon payment to us of a market termination fee. In such a case, we would no longer pay a variable rate of interest on such notes but would instead begin to pay a fixed rate of 7%, which rate could be higher than the variable rate at the time of termination.

Other than our $40 million loan secured by our corporate headquarters (the “Secured Debt due 2015”), our debt agreements do not contain financial covenants currently applicable to us, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Our $40 million loan requires us to maintain a minimum fixed charge coverage ratio during its term. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants would otherwise restrict, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt as well as all amounts payable under our interest rate swaps on such debt, if any, could become immediately due and payable and the incurrence of additional debt under our asset-backed revolving credit facility would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business. As of December 28, 2013, we were in compliance with these covenants.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental and employee matters and examinations by government agencies. As of December 28, 2013, we had accrued liabilities of $22.1 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these accruals will be sufficient to fully satisfy our contingent liabilities.

As of December 28, 2013, we had a liability of $91.3 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

We have entered into, and continue to enter into, various transactions that periodically require collateral. These obligations have historically arisen from customs, import/export, VAT, utility services, debt financing, foreign exchange contracts and interest rate swaps. We have collateralized, and may from time to time collateralize, such obligations as a result of counterparty requirements or for economic reasons. As of December 28, 2013, we had posted collateral of $6.3 million in the form of cash against certain of our collateralized obligations. Cash used for collateral is not available for other purposes.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness, redemptions of our outstanding debt and repurchases of common stock. Our primary sources of liquidity as of December 28, 2013 included (1) cash of $407.1 million; (2) our $300 million asset-backed revolving credit facility, of which $206.5 million, net of outstanding letters of credit and borrowings, was available as of December 28, 2013; (3) foreign short-term borrowing facilities of $184 million, all of which was available as of December 28, 2013; and (4) cash generated from operations. In addition, we are actively marketing a portfolio of surplus real estate with an aggregate list price of approximately $86 million. Proceeds from the sales of properties in this portfolio will provide additional liquidity. However, there can be no assurance as to the amounts that may actually be raised or the exact timing of any such receipts.

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

As of December 28, 2013, 46% of our cash balance was held by our foreign subsidiaries. Should we choose or need to remit cash to the United States, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with cash available under our United States credit facility and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 28, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. In addition, there have been no material changes to our contractual obligations or commitments during first quarter of 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. As of December 28, 2013, we had no short-term investments.

As of December 28, 2013, we had $540 million of long-term debt, of which $40 million bears interest at a floating rate and $500 million of fixed rate debt has been converted to variable rate debt through the use of an interest rate swap. Accordingly, our exposure to interest rate risk results from variable rate long-term debt of $540 million and $60 million of variable-rate short-term borrowing outstanding as of December 28, 2013. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts typically have maturities of up to two months and are not designated as part of a hedging relationship in accordance with ASC Topic 815. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the unaudited condensed consolidated statements of income. As of December 28, 2013, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $212.2 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted sales denominated in currencies other than those used to pay for materials and labor, (2) forecasted non-functional currency labor and overhead expenses, 3) forecasted non-functional currency operating expenses, and 4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $96.9 million as of December 28, 2013.

The net impact of an immediate 10 percent change in exchange rates would not be material to our unaudited condensed consolidated financial statements, provided we accurately forecast and estimate our foreign currency exposure. If such forecasts are materially inaccurate, we could incur significant gains or losses.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 28, 2013, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the legal proceedings disclosed in Part I, Item 3 of Sanmina’s Annual Report on Form 10-K for the year ended September 28, 2013. In addition, from time to time, we may become involved in routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on us as a result of incurrence of defense costs, diversion of management resources and other factors. We record liabilities for legal proceedings when a loss becomes probable and the amount of loss can be reasonably estimated.

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

The electronics manufacturing services (EMS) industry is highly competitive and the industry has experienced a surplus of manufacturing capacity. Our competitors include major global EMS providers such as Benchmark Electronics, Inc., Celestica, Inc., Flextronics International Ltd., Jabil Circuit, Inc., Plexus Corp. and Hon Hai Precision Industry Co., Ltd. (also known as Foxconn Technology Group), as well as other EMS companies that have a regional, product, service or industry specific focus. We also face competition from current and potential OEM customers who may elect to manufacture their own products internally rather than outsourcing to EMS providers.

We may not be able to offer prices as low as some of our competitors for any number of reasons, including the willingness of competitors to provide EMS services at prices we are unable or unwilling to offer. There can be no assurance that we will not lose new or existing business in the future in response to such competitive pricing or other inducements which may be offered by our competitors, which would decrease our sales and net income.

Our customers are also in highly competitive industries and if they lose market share, our revenue may decline and we may be adversely affected.

We rely on a relatively small number of customers for a substantial portion of our sales, and declines in sales to these customers would reduce our net sales and net income.

Sales to our ten largest customers represented approximately half of our net sales during 2013. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales, particularly in the communications end market. A significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by our large customers could reduce our revenue and net income if we are not able to replace such business with new business. In the past, some of our large customers have significantly reduced or delayed the volume of manufacturing services ordered from us as a result of changes in demand for their product, consolidations or divestitures or for other reasons. In particular, certain of our customers have from time to time entered into manufacturing divestiture transactions with other EMS companies, and such transactions could reduce our revenues with these customers. We cannot assure you that present or future large customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us, any of which would reduce our net sales and net income.

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

Our cash generated from operations can be variable, which can adversely affect our ability to plan and invest in the business.

Our ability to make capital expenditures, engage in strategic transactions, redeem debt and repurchase stock and the extent to which we need to utilize our borrowing facilities depends in large part on our ability to generate cash flow from operations. Cash flow from operations can be highly variable. Our cash generated by or used in operations is impacted by a number of variables, including our growth and profitability, customer and supplier payment terms, timeliness of customer payments to us and the extent to which we need to increase inventories in response to customer forecasts. To the extent our cash flow from operations fluctuates significantly in the future, our ability to make investments in our business, redeem debt and repurchase stock could be adversely impacted.

Our strategy to pursue higher margin business depends in part on the success of our Components, Products and Services (CPS) business, which, if not successful, could cause our future gross margins and operating results to be lower.

A key part of our strategy is to grow our CPS business, which includes printed circuit boards, backplane and cable assemblies, mechanical systems, memory, defense and aerospace and computing products and design, engineering, logistics and repair services. A decrease in orders for these components, products and services can have a disproportionately adverse impact on our profitability since these components, products and services generally carry higher than average contribution margins. In addition, in order to grow this portion of our business profitably, we must continue to make substantial investments in the development of our product development capabilities, research and development activities, test and tooling equipment and skilled personnel, all of which reduce our operating results in the short term. The success of our CPS business also depends on our ability to increase sales of our proprietary products, convince our customers to agree to purchase our components for use in the manufacture of their products and expand the number of our customers who contract for our design, engineering, logistics and repair services. We may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards demanded by our customers, as well as in qualifying our components for use in our customers' designs. Our proprietary products and design, engineering, logistics and repair services must compete with products and services offered by established vendors which focus solely on development of similar technologies or the provision of similar services. Any of these factors could cause our CPS revenue and margins to be less than expected, which would have an overall adverse and potentially disproportionate effect on our revenues and profitability.

We may experience component shortages or price increases, which could cause us to delay shipments to customers and reduce our sales and net income.

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. We have experienced, and may experience in the future, delays in delivery and shortages of components, which in turn could cause delays in product shipments to customers, result in reduced revenue from and have an adverse effect on our relationship with affected customers, and our reputation generally as a reliable service provider. Component shortages can result in increased component prices which could decrease our gross profit. Component delays and shortages can also result from natural disasters occurring in the regions in which our suppliers operate, such as the March 2011 earthquake and tsunami in Japan and the widespread flooding in Thailand during late 2011. We may purchase components in advance of our requirements for such components as a result of a threatened or anticipated shortage. In this event, we may incur additional inventory carrying or obsolescence costs, which we may not be able to recover from our customers. Such costs would reduce our margins and net income.

Our future gross margins and operating results may be adversely impacted by reduced demand for, or execution problems with, our integrated manufacturing solutions business.

The substantial majority of our revenues are derived from our integrated manufacturing solutions (IMS) business. We experience continued pressure from OEMs to reduce prices for these solutions and competition is intense. These factors can result in reduced IMS revenue, which would reduce our gross margins. Gross margins in our IMS business can also be negatively impacted by our product mix, with lower margins resulting from the provision of less complex services, and by execution issues and operational inefficiencies at our plants. If we experience reduced demand or revenues from our IMS business for any reason, or experience execution problems or operational inefficiencies, our gross margins and operating results in future periods may be lower than expected.

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

•	pricing and other competitive pressures;

•	fluctuations in the values of our assets, including real property and assets held for sale, which could result in charges to income;

•	volatility of foreign currency exchange rates, which could increase our expenses and reduce our revenues if our exposures are not adequately hedged;

•	changes in our tax provision due to changes in our estimates of pre-tax income in the jurisdictions in which we operate, including our ability to utilize our deferred tax assets; and

•	political and economic developments in countries in which we have operations which could restrict our operations or increase our costs.

Our financial results could be adversely impacted by any of these, or other, uncertainties affecting our business.

In addition, our operating model may make it difficult to reduce costs rapidly in response to a reduction in revenue since a portion of our operating expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders, which are difficult to predict. If we do not receive anticipated orders as expected, our profitability will decline. Moreover, our ability to reduce our costs as a result of current or future restructuring efforts may be limited because consolidation of operations can be a costly and lengthy process to complete.

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

We are subject to income, sales, value-added, withholding and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective tax rates and liability for other taxes could increase as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, our cash management strategies and other factors. For instance, recently enacted Mexican legislation could significantly increase our taxes payable in Mexico in the future. In addition, our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the United States, Thailand, Hungary, Japan and Mexico. Developments in these or future audits could adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties. Although we believe that our tax estimates are reasonable and our existing tax reserves are adequate, the final determination of tax audits or tax disputes may be different from what is reflected in our historical tax provisions, which could lead to an increase in our taxes payable and a decrease in our net income.

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

Our liquidity is dependent on profitability and business volume which affects working capital, including inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers with payment terms granted to our customers, investments in facilities and equipment, acquisitions, repayments and redemptions of our outstanding indebtedness and repurchases of our common stock. In order to improve our liquidity, during the second quarter of 2012, we renewed and increased our asset-backed revolving credit facility increasing the facility to $300 million, under which we could borrow $206.5 million, net of letters of credit and outstanding borrowings, as of December 28, 2013 and in the fourth quarter of 2012, we borrowed $40 million secured by our corporate headquarters. We also have $184 million in short-term financing facilities all of which remained available to be borrowed as of December 28, 2013. Our asset-backed revolving credit facility expires in March 2017 and our foreign short-term facilities expire at various dates through the second quarter of 2015.

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

Other than our Secured Debt due 2015, our debt agreements do not contain financial covenants currently applicable to us, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Our Secured Debt due 2015 requires us to maintain a minimum fixed charge coverage ratio during its term. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other transactions, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt as well as all amounts payable under our interest rate swaps on such debt, if any, could become immediately due and payable and the incurrence of additional debt under our asset-backed credit facility would not be allowed, any of which would have a material adverse effect on our liquidity and ability to conduct our business.

Redemptions of debt and repurchases of common stock reduce our working capital and liquidity; debt refinancing can entail higher interest expense, which would lower our net income; interest payments on variable rate debt can increase, which would lower our net income.

During 2012 and 2013, we redeemed net $360 million and net $257.4 million of our long-term debt, respectively, and announced a $100 million stock repurchase program, of which approximately $25.2 million was spent during the first quarter of 2014. Although redemptions of debt and repurchases of stock improve our financial results, these actions also reduce our liquidity. If we should redeem or repurchase additional debt or stock, our working capital and liquidity would be further reduced. In addition, should we undertake to refinance any of our outstanding long-term debt, there can be no assurance that the terms of such refinancing, particularly the interest rate, would be favorable to us. Should we be forced to replace lower interest rate debt with higher interest rate debt, our interest expense would increase and our net income would be reduced. An aggregate of $540 million of our long-term debt and all of our short-term borrowings bear interest at a variable rate based upon LIBOR, either under the terms of such debt or as a result of interest rate swaps. Interest rates, including LIBOR, can change due to a variety of factors, including governmental debt levels, ratings downgrade of U.S. or other sovereign debt, the pace of economic growth and central bank actions. Should LIBOR increase substantially in the future for any reason, interest payments on our variable interest rate debt would also increase. Consistent with our ability to call the 2019 Notes beginning in May 2014, the counterparty for the interest rate swap on our Senior Notes due 2019 has the unilateral right, beginning in May 2014, to terminate such swap and pay us a market termination fee, in which case we would begin to pay a 7% interest rate on such notes, which rate could be higher than the variable interest rate we currently pay through the swap. Any increase in the interest rates paid by us on our debt would increase our interest expense and lower our net income.

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

Some of our contracts provide for cost reduction objectives during their term, which can have the effect of reducing the revenue and gross profit we receive under such contracts unless we are able to increase the amount of business we do with such customers. In addition, customers sometimes require that we transfer the manufacturing of their products from one facility to another to achieve cost reductions and other objectives. These transfers have resulted in increased costs to us due to facility downtime, less than optimal utilization of our manufacturing capacity and delays and complications related to the transition of manufacturing programs to new locations. These transfers also have required us to close or reduce operations at certain facilities, particularly those in high cost locations such as the United States, Canada and Western Europe and, as a result, we have incurred, and may incur in the future, significant costs for the closure of facilities, employee severance and related matters. We may be required to relocate additional manufacturing operations in the future and, accordingly, we may incur additional costs that decrease our net income. Any of these factors could reduce our revenues, increase our expenses and reduce our net income.

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

We manufacture products to our customers' specifications, and in some cases our manufacturing processes and facilities need to comply with various statutory and regulatory requirements. For example, many of the medical products that we manufacture, as well as the facilities and manufacturing processes that we use to produce them must comply with standards established by the United States Food and Drug Administration. In addition, our customers' products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we design or manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements. Defects in the products we design or manufacture may result in product recalls, warranty claims by customers, including liability for repair costs, delayed shipments to customers or reduced or canceled customer orders. For example, a customer has asserted that we are liable for certain costs relating to the loss of use of products manufactured by us. Although we believe this claim is unsubstantiated, the total costs sought by the customer could be significant. These types of defects or deficiencies could reduce our revenues, increase our costs and harm our business reputation. The failure of the products that we design or manufacture or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in product liability claims against us. The magnitude of such claims may increase as we expand our medical, automotive, and aerospace and defense manufacturing services because defects in these types of products can result in death or significant injury to end users of these products. Even if our customers are contractually responsible for defects in the design of a product, we could nonetheless be named in a product liability suit over such defects and could be required to expend significant resources to defend ourselves.

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

We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, discrimination, whistle-blowing, classification of employees and severance payments. Enforcement activity relating to these laws can increase as a result of increased governmental scrutiny, media attention due to violations by other companies, changes in law, political and other factors. There can be no assurance that we won't be found to have violated such laws in the future, due to a more aggressive enforcement posture by governmental authorities or for any other reason. Any such violations could lead to the assessment of fines against us by federal, state or foreign regulatory authorities or damages payable to employees, which fines could be substantial and which would reduce our net income.

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

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and establish new foreign facilities. The substantial majority of our net sales are generated through our non-U.S. operations and a significant portion of our manufacturing material is provided by international suppliers. As a result of our international operations, we are affected by economic, political and other conditions in foreign countries, including:

•	the imposition of government controls;

•	compliance with United States and foreign laws concerning trade and employment practices;

•	difficulties in obtaining or complying with export license requirements;

•	trade restrictions;

•	changes in tariffs;

•	labor unrest, including strikes, and difficulties in staffing;

•	security concerns;

•	regional military tension or hostilities;

•	inflexible employee contracts in the event of business downturns;

•	coordinating communications among and managing international operations;

•	fluctuations in currency exchange rates;

•	currency controls;

•	changes in tax and trade laws that increase our local costs;

•	exposure to heightened corruption risks;

•	adverse rulings in regards to tax audits;

•	excess costs associated with reducing employment or shutting down facilities;

•	misappropriation of intellectual property; and

•	constraints on our ability to maintain or increase prices.

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
Our international sales are subject to laws relating to trade, export controls and corruption practices, the violation of which could adversely affect our operations.

We are required to comply with all applicable domestic and foreign export control laws, including the International Traffic in Arms Regulations and the Export Administration Regulations (“EAR”). Some items manufactured by us are controlled for export by the United States Department of Commerce's Bureau of Industry and Security under the EAR. In addition, we are subject to the Foreign Corrupt Practices Act and international counterparts relating to bribery of foreign governments and officials, such as the U.K. Bribery Act. Violation of any of these laws or regulations could result in significant sanctions, including large monetary penalties and suspension or debarment from participation in future business opportunities, which could reduce our future revenue and net income and damage our reputation as a reputable supplier. In addition, defense of any such claim, even if unfounded, would likely be time consuming and expensive to resolve and would divert management's time and attention.

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

Because we manufacture and sell a substantial portion of our products abroad, our operating costs, and in some cases, our revenue, can be negatively impacted due to fluctuations in foreign currency exchange rates. For example, if the U.S. dollar weakens against the foreign currencies in which we denominate certain of our trade accounts payable, fixed purchase obligations and other expenses, the U.S. dollar equivalent of such expenses would increase. Similarly, certain of our sales are denominated in currencies other than the U.S. dollar. We use financial instruments, primarily short-term foreign currency forward contracts, to hedge certain forecasted foreign currency commitments arising from accounts receivable, trade accounts payable and fixed purchase obligations. However, the success of our foreign currency hedging activities depends largely upon the accuracy of our forecasts of future sales, expenses, capital expenditures and monetary assets and liabilities. As such, our foreign currency hedging program may not fully cover our exposure to exchange rate fluctuations. Some of our foreign currency exposure relates to extremely volatile currencies, including the Euro, Mexican peso, Japanese yen and Brazilian real. As such, any failure to adequately hedge our exposure to these currencies can have a disproportionate impact to our costs. If our hedging activities are not successful, we may experience significant unexpected expenses from fluctuations in exchange rates, which could be significant and which would decrease our net income.

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

Primarily as a result of certain of our acquisitions, we have incurred liabilities associated with environmental contamination. These liabilities include ongoing investigation and remediation activities at a number of current and former sites. The time required to perform environmental remediations can be lengthy and there can be no assurance that the scope, and therefore cost, of these activities will not increase as a result of the discovery of new contamination or contamination on adjoining landowner's properties or the adoption of more stringent regulatory standards covering sites at which we are currently performing remediation activities.

Although liabilities for treatment and disposal activities have not materially affected our financial condition to date, we cannot assure you that past disposal activities will not result in liability that will materially affect us in the future, nor can we provide assurance that we do not have environmental exposures of which we are unaware and which could adversely affect our future operating results.

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

Certain of our employees have access to, or signature authority with respect to, bank accounts, other company assets or our materials ordering and accounting systems, which exposes us to the risk of theft, fraud and financial misstatements. In addition, certain employees have access to key IT infrastructure and to customer and other information that is commercially valuable. Should any such employee, for any reason, compromise our IT systems, or misappropriate customer or other information, we could incur losses, including losses relating to claims by our customers against us, the willingness of customers to do business with us may be damaged and, in the case of our defense business, we could be debarred from future participation in government programs.

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

We carry various forms of business and liability insurance in types and amounts we believe are reasonable and customary for similarly situated companies in our industry. However, we do not have insurance coverage for all of the risks and liabilities we assume in connection with our business and the products and services we provide to our customers, including failure to comply with typical customer warranties for workmanship, product liability, intellectual property infringement and product recall claims and environmental contamination. In addition, our policies generally have deductibles that would reduce the amount of our potential recoveries from insurance. As a result, not all of our potential business losses are covered under our insurance policies. Should we sustain a significant uncovered loss, our net income would be reduced.

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

In addition, these principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. Accounting policies affecting many other aspects of our business, including rules relating to revenue recognition, off-balance sheet transactions, stock-based compensation, restructuring, acquisition accounting, asset disposals and asset retirement obligations, leases, intangible assets, derivative and other financial instruments and in-process research and development charges, have recently been revised or are under review. Changes to those rules or challenges to our interpretation or application of those rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, the anticipated convergence of U.S. GAAP and international financial reporting standards creates uncertainty as to the financial accounting policies and practices we will need to adopt in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2013, our Board of Directors authorized us to repurchase up to $100 million of our common stock in the open market or in negotiated transactions off the market. The common stock repurchase program has no expiration date. The table below sets forth information regarding our repurchases of our common stock during the first quarter of 2013.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
Month #1
September 29, 2013 through October 26, 2013	—	$—	—	$100,000,000
Month #2
October 26, 2013 through November 23, 2013	1,146,500	$14.94	1,146,500	$82,866,677
Month #3
November 24 2013 through December 28, 2013	524,500	$15.27	524,500	$74,859,025
Total	1,671,000	$15.05	1,671,000	$74,859,025

(1) All months shown are our fiscal months.

Our debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. We were in compliance with these covenants as of December 28, 2013.

Item 6. Exhibits

Exhibit Number	Description

10.48(1)	Amendment to employment offer letter between Sanmina Corporation and Alan Reid dated March 12, 2010.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	January 31, 2014

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	January 31, 2014

EXHIBIT INDEX

Exhibit Number	Description

10.48(1)	Amendment to employment offer letter between Sanmina Corporation and Alan Reid dated March 12, 2010.

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