Form 10-Q
period 2014-03-29
SANMINA CORP
filed 2014-04-28
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014
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
Yes [ ]    No [x]

As of April 22, 2014, there were 82,319,310 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 29, 2014	September 28, 2013
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$390,622	$402,875
Accounts receivable, net of allowances of $10,605 and $11,735, respectively	953,347	944,816
Inventories	799,663	781,560
Prepaid expenses and other current assets	88,218	75,337
Total current assets	2,231,850	2,204,588
Property, plant and equipment, net	546,366	540,151
Other	241,995	251,109
Total assets	$3,020,211	$2,995,848
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$917,780	$956,488
Accrued liabilities	108,445	109,363
Accrued payroll and related benefits	113,986	118,572
Short-term debt	85,682	22,301
Total current liabilities	1,225,893	1,206,724
Long-term liabilities:
Long-term debt	557,241	562,512
Other	133,560	135,048
Total long-term liabilities	690,801	697,560
Commitments and contingencies (Note 6)
Stockholders' equity	1,103,517	1,091,564
Total liabilities and stockholders' equity	$3,020,211	$2,995,848

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,476,712	$1,427,642	$2,924,210	$2,922,587
Cost of sales	1,357,745	1,327,338	2,694,458	2,725,355
Gross profit	118,967	100,304	229,752	197,232

Operating expenses:
Selling, general and administrative	62,332	58,954	121,514	118,822
Research and development	8,829	6,020	16,734	11,415
Restructuring and integration costs	2,565	6,925	6,269	10,872
Amortization of intangible assets	474	474	948	948
Asset impairments	—	1,100	—	1,100
Gain on sales of long-lived assets	(530)	(18,967)	(530)	(23,185)
Total operating expenses	73,670	54,506	144,935	119,972

Operating income	45,297	45,798	84,817	77,260

Interest income	174	246	980	444
Interest expense	(7,482)	(10,416)	(14,955)	(23,500)
Other income (expense), net	626	(1,477)	1,504	(16,399)
Interest and other, net	(6,682)	(11,647)	(12,471)	(39,455)

Income before income taxes	38,615	34,151	72,346	37,805
Provision for income taxes	17,775	12,960	28,405	15,993
Net income	$20,840	$21,191	$43,941	$21,812

Net income per share:
Basic	$0.25	$0.26	$0.53	$0.27
Diluted	$0.24	$0.25	$0.51	$0.26

Weighted average shares used in computing per share amounts:
Basic	82,728	82,543	83,247	82,226
Diluted	86,144	84,683	86,723	84,369

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(Unaudited)
	(In thousands)
Net income	$20,840	$21,191	$43,941	$21,812
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	945	(201)	(879)	(338)
Derivative financial instruments:
Changes in unrealized losses	(1,197)	103	(811)	358
Amount reclassified into net income	1,222	1,834	1,185	19,759
Pension benefit plans:
Changes in unrecognized net actuarial loss and unrecognized transition cost	(31)	(166)	(185)	(371)
Amortization of actuarial loss and transition cost	391	30	810	48
Total other comprehensive income	1,330	1,600	120	19,456
Comprehensive income	$22,170	$22,791	$44,061	$41,268

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 29, 2014	March 30, 2013
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$43,941	$21,812
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	48,519	48,961
Stock-based compensation expense	9,032	9,008
Benefit from doubtful accounts, product returns and other sales adjustments	(1,130)	(336)
Deferred income taxes	10,331	(1,701)
Loss from extinguishments of debt	—	1,401
Gain on sales of assets, net	(962)	(23,003)
Asset impairments	—	2,082
Loss from dedesignation of interest rate swap	—	14,903
Other, net	202	125
Changes in operating assets and liabilities:
Accounts receivable	(8,532)	130,563
Inventories	(11,409)	28,262
Prepaid expenses and other assets	(2,056)	21,124
Accounts payable	(34,674)	(76,021)
Accrued liabilities and other long-term liabilities	(6,510)	(15,427)
Cash provided by operating activities	46,752	161,753

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(35,122)	(43,513)
Proceeds from sales of property, plant and equipment	5,332	28,750
Cash paid for business combination	(54,061)	—
Cash used in investing activities	(83,851)	(14,763)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	2,900	3,260
Repayments of long-term debt	—	(257,410)
Proceeds from short-term borrowings	55,131	108,003
Repayments of short-term borrowings	(41,750)	(97,783)
Proceeds from revolving credit facility borrowings	393,000	357,520
Repayments of revolving credit facility borrowings	(343,000)	(257,520)
Net proceeds from stock issuances	3,970	1,976
Repurchases of common stock	(45,110)	(1,525)
Cash provided by (used in) financing activities	25,141	(143,479)

Effect of exchange rate changes	(295)	(1,187)
Increase (decrease) in cash and cash equivalents	(12,253)	2,324
Cash and cash equivalents at beginning of period	402,875	409,618
Cash and cash equivalents at end of period	$390,622	$411,942

Cash paid during the period for:
Interest, net of capitalized interest	$18,722	$22,006
Income taxes, net of refunds	$12,290	$9,416

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sanmina Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all normal recurring and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 28, 2013, included in the Company's 2013 Annual Report on Form 10-K.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Results of operations for the six months ended March 29, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2014 and 2013 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

Note 2. Inventories

Components of inventories were as follows:

	As of
	March 29, 2014	September 28, 2013
	(In thousands)
Raw materials	$566,618	$526,148
Work-in-process	91,908	96,482
Finished goods	141,137	158,930
Total	$799,663	$781,560

Note 3. Fair Value

Fair Value Option for Long-term Debt

The Company has elected not to record its long-term debt instruments at fair value, but has measured them at fair value for disclosure purposes. As of March 29, 2014, the carrying amount and estimated fair value of the Company's long-term debt instruments were $540.0 million and $570.0 million, respectively. Fair value was estimated based on quoted prices (Level 2 inputs).

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

There were no transfers between levels in the fair value hierarchy during any period presented herein. The following table presents information as of March 29, 2014 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$436	$6,675	$—	$—	$7,111
Prepaid expenses and other current assets	$—	$—	$17	$1,104	$1,121
Other assets	$—	$—	$17,241	$—	$17,241
Accrued liabilities (1)	$—	$—	$(10)	$(4,402)	$(4,412)

(1) Liabilities, or credit balances, are presented as negative amounts.

The following table presents information as of September 28, 2013 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$436	$34,569	$—	$—	$35,005
Prepaid expenses and other current assets	$—	$—	$28	$1,105	$1,133
Other assets	$—	$—	$22,512	$—	$22,512
Accrued liabilities (1)	$—	$—	$(32)	$(11,371)	$(11,403)

(1) Liabilities, or credit balances, are presented as negative amounts.

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its Board of Directors that allow participants to defer payment of part or all of their compensation. The Company's results of operations are not significantly affected by these plans since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the above tables. As of March 29, 2014 and September 28, 2013, assets and liabilities associated with these plans were approximately $11.5 million and $11.0 million, respectively, and are recorded as other non-current assets and other long-term liabilities on the unaudited condensed consolidated balance sheets.

The Company values derivatives using observable Level 2 market inputs at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled, to transact. The Company seeks high quality counterparties for all financing arrangements. For interest rate swaps, Level 2 inputs include short-term LIBOR rates, futures contracts on LIBOR between two and four years, longer term swap rates at commonly quoted intervals, and credit default swap rates for the Company and relevant counterparties. For currency contracts, Level 2 inputs include foreign currency spot and forward rates and interest rates at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements. ASC Topic 820 requires the fair value measurement of an asset or liability to reflect the nonperformance risk of the entity and the counterparty. Therefore, the counterparty's creditworthiness when in an asset position and the Company's creditworthiness when in a liability position have been considered in the fair value measurement of derivative instruments. The effect of nonperformance risk on the fair value of derivative instruments was not material as of March 29, 2014 or September 28, 2013.

Offsetting Derivative Assets and Liabilities

In the first quarter of 2014, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update ("ASU") No. 2011-11, "Disclosures about Offsetting Assets and Liabilities " and ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities", which require an entity to disclose information about offsetting and related arrangements to enable financial statement users to evaluate the effect or potential effect of netting arrangements, including rights of setoff associated with the entity's recognized financial assets and liabilities, on the entity's financial position. The adoption of these ASUs did not impact the Company's unaudited condensed consolidated financial statements.

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis in the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of March 29, 2014 or September 28, 2013.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

Assets held-for-sale, consisting of land and buildings, are measured at fair value on a nonrecurring basis since these assets are subject to fair value adjustments only when the carrying amount of such assets exceeds the fair value of such assets or such assets have been previously impaired and the fair value exceeds the carrying amount by less than the amount of the impairment that has been previously recognized. Level 2 inputs consist of independent third party valuations based on market comparables. The carrying value of the Company's assets held-for-sale was $11.6 million and $4.4 million as of March 29, 2014 and September 28, 2013, respectively, and is included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.

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

Interest Rate Swaps Not Designated As Hedging Instruments

The Company has interest rate swaps with an aggregate notional amount of $257 million that were entered into in 2007 to hedge LIBOR-based variable rate interest payments expected to occur through June 15, 2014. During the first quarter of 2013, the Company determined, based on its intention of redeeming $257.4 million of its senior floating rates notes due in 2014 ("2014 Notes"), that it was no longer probable that LIBOR-based, variable rate interest payments would occur on $257 million of debt through June 15, 2014. Accordingly, the Company dedesignated its interest rate swaps in their entirety in the first quarter of 2013 and recorded a charge of $14.9 million to other income (expense), net, representing the portion of the value of the interest rate swaps previously recorded in accumulated other comprehensive income (AOCI) for which it was no longer probable that LIBOR-based variable rate interest payments would occur. As of March 29, 2014, the remaining AOCI balance for the swaps was related entirely to an income tax effect of $3.3 million. This balance will be released from AOCI upon termination or maturity of the swaps.
Under the terms of the swap agreements, the Company pays the independent swap counterparties a fixed rate of approximately 5.6% and the swap counterparties pay the Company an interest rate equal to three-month LIBOR. As of March 29, 2014, the fair value of the interest rate swaps was $3.0 million and is included in accrued liabilities on the unaudited condensed consolidated balance sheet. The Company will continue to make and receive payments under the swaps through June 15, 2014. Beginning on the date the interest rate swaps were dedesignated, changes in the fair value of the interest rate swaps have been recorded to other income (expense), net, in the unaudited condensed consolidated statements of income. Such amounts were not material for any period presented herein.
Fair Value Hedge

The Company has $500 million of fixed-rate senior notes (the "2019 Notes") outstanding as of March 29, 2014 and has an interest rate swap with a single counterparty to hedge its exposure to changes in the fair value of the notes resulting from fluctuations in interest rates. The swap agreement, with a notional amount of $500 million and an expiration date of May 15, 2019, effectively converts these notes from fixed-rate debt to variable-rate debt. Pursuant to the interest rate swap, the Company pays the swap counterparty a variable rate equal to the three-month LIBOR plus a spread and receives a fixed rate of 7.0% from the swap counterparty. Consistent with the Company's ability to call the 2019 Notes beginning in May 2014, the swap counterparty has the unilateral right to terminate the swap beginning in May 2014 and pay the Company a market termination fee. In accordance with ASC Topic 815, the interest rate swap is accounted for as a fair value hedge and is exempt from periodic assessment of hedge effectiveness. Therefore, the change in the fair value of the 2019 Notes resulting from changes in interest rates is assumed to be equal and opposite to the change in the fair value of the interest rate swap. As of March 29, 2014, the fair value of the interest rate swap was $17.2 million and is included in other non-current assets and long-term debt on the unaudited condensed consolidated balance sheet.

Foreign Exchange Rate Risk

Forward contracts on various foreign currencies are used to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in non-functional currencies. The Company's primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	March 29, 2014	September 28, 2013
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$109,665	$100,679
Number of contracts	43	41
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$214,570	$190,226
Number of contracts	41	42

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts have maturities of up to two months and are not designated as accounting hedges under ASC Topic 815. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income (expense), net, in the unaudited condensed consolidated statements of income. For the three and six months ended March 29, 2014, the Company recorded losses of $0.4 million and $1.8 million, respectively, associated with these forward contracts. For the three and six months ended March 30, 2013, the Company recorded a gain of $0.9 million and a loss of $1.8 million, respectively, associated with these forward contracts. From an economic perspective, the objective of the Company's hedging program is for gains and losses on forward contracts to substantially offset gains and losses on the underlying hedged items.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded as a component of AOCI, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivative instruments representing hedge ineffectiveness are recognized in current earnings. Other than ineffectiveness of $14.9 million recognized in the first quarter of 2013 in connection with a dedesignation of interest rate swaps, the amount of ineffectiveness on a quarterly basis has been immaterial. As of March 29, 2014, AOCI related to foreign currency forward contracts was not material.

The following table presents the effect of cash flow hedging relationships on the Company's unaudited condensed consolidated financial statements for the three months ended March 29, 2014 and March 30, 2013 (in thousands):

Type of Derivatives	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	March 29, 2014	March 30, 2013		March 29, 2014	March 30, 2013
Interest rate swaps	$—	$—	Interest expense	$—	$(1,932)
Foreign currency forward contracts	(1,197)	103	Net sales	42	35
			Cost of sales	(1,199)	69
			Selling, general and administrative	(65)	(6)
Total	$(1,197)	$103		$(1,222)	$(1,834)

The following table presents the effect of cash flow hedging relationships on the Company's unaudited condensed consolidated financial statements for the six months ended March 29, 2014 and March 30, 2013 (in thousands):

Type of Derivatives	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)
	March 29, 2014	March 30, 2013		March 29, 2014	March 30, 2013		March 29, 2014	March 30, 2013
Interest rate swaps	$—	$96	Interest expense	$(318)	$(4,958)	Other income (expense), net	$—	$(14,903)
Foreign currency forward contracts	(811)	262	Net Sales	(31)	(181)
			Cost of sales	(797)	293
			Selling, general and administrative	(39)	(10)
Total	$(811)	$358		$(1,185)	$(4,856)		$—	$(14,903)

Note 5. Debt

Long-term debt consisted of the following:

	As of
	March 29, 2014	September 28, 2013
	(In thousands)
Secured debt due 2015	$40,000	$40,000
Senior notes due 2019	500,000	500,000
Fair value adjustment (1)	17,241	22,512
Total	$557,241	$562,512

(1) Represents fair value hedge accounting balance related to interest rate swaps. See Note 4 for discussion.

Other than the Company's secured debt due in 2015, the Company's debt agreements do not contain financial covenants currently applicable to the Company, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. The Company's secured debt due in 2015 requires the Company to maintain a minimum fixed charge coverage ratio during its term. The Company was in compliance with these covenants as of March 29, 2014.

Short-term debt

The Company has a $300 million secured asset-backed revolving credit facility. Borrowings under this facility bear interest, at the Company's option, at a rate equal to LIBOR or a base rate equal to Bank of America, N.A.'s announced prime rate, in each case plus a spread. The facility expires on March 16, 2017. As of March 29, 2014, $50.0 million of borrowings and $22.7 million of letters of credit were outstanding under this facility.

As of March 29, 2014, certain foreign subsidiaries of the Company had a total of $184 million of short-term borrowing facilities, under which no borrowings were outstanding. These facilities expire at various dates through the second quarter of 2015.

Note 6. Commitments and Contingencies

Litigation and other contingencies. From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of March 29, 2014 and September 28, 2013, the Company had reserves of $21.5 million and $22.2 million, respectively, for certain environmental matters, litigation and other contingencies, excluding reserves for uncertain tax positions, which the Company believes is adequate. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

The Company is subject to various federal, state, local and foreign laws, regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of materials. As of March 29, 2014, the Company has been named in a lawsuit alleging certain of its current and former sites contributed to groundwater contamination. Although it is reasonably possible that the Company may incur a loss in connection with this matter, the amount of loss or range of loss cannot be reasonably estimated.

Warranty Reserve. The following table presents information with respect to warranty reserves, which are included in accrued liabilities on the unaudited condensed consolidated balance sheets:

	As of
	March 29, 2014	March 30, 2013
	(In thousands)
Beginning balance — end of prior year	$15,136	$14,649
Additions to accrual	3,703	3,757
Utilization of accrual	(4,088)	(3,871)
Ending balance — current quarter	$14,751	$14,535

Note 7. Restructuring

Due to substantial completion of all actions under restructuring plans and immateriality of the remaining accrual balance related to such plans, these plans have been combined for disclosure purposes. In connection with these plans, the Company expects to incur restructuring costs in future periods primarily for vacant facilities and former sites for which the Company is or may be responsible for environmental remediation. Costs incurred with respect to vacant facilities consist primarily of 1) costs to maintain vacant facilities that are owned until such facilities can be sold and 2) the portion of the Company's lease payments and operating costs that have not been recovered due to the absence of sublease income for vacant leased properties.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts (in thousands):

Accrual balance at September 28, 2013	$6,278
Employee severance and benefits	279
Leases and facilities shutdown costs	4,967
Non-cash charges	1,023
Cash paid for employee terminations	(426)
Cash paid for leases and facilities shutdown costs	(5,144)
Non-cash charges	(1,023)
Accrual balance at March 29, 2014	$5,954

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

In March 2014, a foreign tax authority completed its audit of the Company’s 2006 tax return and issued an assessment challenging certain of the Company’s tax positions, most notably intercompany transfer pricing. The Company disagrees with the assessment and will vigorously contest it through the appropriate administrative procedures. In accordance with the accounting requirements for uncertain tax positions, the Company has concluded that it will more likely than not prevail in all positions based upon their technical merits. The final outcome of this audit cannot be reliably predicted and could materially affect the Company’s financial statements if not resolved in a manner consistent with the Company’s tax positions.
The Company is subject to income taxation in many jurisdictions around the world and is therefore also subject to examination by domestic and foreign tax authorities. In connection with these examinations, the Company frequently faces challenges regarding the amount of taxes due. These challenges can involve complex issues, interpretations and judgments made by the Company related to the timing, nature and amount of deductions and the allocation of income between various tax jurisdictions. Resolution of these examinations may span many years, particularly if subject to negotiation or litigation. The Company believes its reserves for uncertain tax positions are adequate.
The provision for income taxes for the second quarter of 2014 and 2013 was $17.8 million and $13.0 million, respectively, and $28.4 million and $16.0 million for the six months ended March 29, 2014 and March 30, 2013, respectively. The increase for both the three and six month periods was primarily due to an increase in pre-tax income, changes in the jurisdictional mix of where income was earned and discrete events including changes in tax law in certain foreign jurisdictions. As a result of tax law and tax rate changes in certain foreign jurisdictions, the Company recorded a benefit of $3.1 million in the first quarter of 2014 related to revaluation of certain deferred tax assets.

Note 9. Stockholder's Equity

Accumulated other comprehensive income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	March 29, 2014	September 28, 2013
	(In thousands)
Foreign currency translation adjustments	$103,769	$104,648
Unrealized holding losses on derivative financial instruments (1)	(3,951)	(4,325)
Unrecognized net actuarial loss and transition cost	(15,397)	(16,022)
Total	$84,421	$84,301

(1) The net unrealized loss on derivative financial instruments is primarily related to an income tax effect of $3.3 million on interest rate swap agreements. See Note 4 for further discussion.

Stock repurchase program

In 2013, the Company's Board of Directors authorized the Company to repurchase up to $100 million of the Company's common stock in the open market or in negotiated transactions off the market. The common stock repurchase program has no expiration date. During the three and six months ended March 29, 2014, the Company repurchased 1.1 million and 2.8 million shares of its common stock in the open market for $18.8 million and $44.0 million, respectively.

In addition to the program discussed above, the Company repurchased 36,000 and 64,000 shares of its common stock for $0.7 million and $1.1 million, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units during the three and six months ended March 29, 2014.

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

The following table presents revenue and a non-GAAP measure of gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(In thousands)
Gross sales:
IMS	$1,146,609	$1,157,554	$2,296,319	$2,359,619
CPS	386,251	319,490	735,474	649,601
Intersegment revenue	(56,148)	(49,402)	(107,583)	(86,633)
Net sales	$1,476,712	$1,427,642	$2,924,210	$2,922,587

Gross profit:
IMS	$79,598	$66,424	$160,621	$136,313
CPS	41,344	35,492	72,981	66,891
Total	120,942	101,916	233,602	203,204
Unallocated items (1)	(1,975)	(1,612)	(3,850)	(5,972)
Total	$118,967	$100,304	$229,752	$197,232

(1) Represents amounts associated with items that management excludes from its measure of gross profit shown above. These items include stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and similar items that either occur infrequently or are of a non-operational nature.

Net sales by geographic segment, determined based on the country in which a product is manufactured, was as follows:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(In thousands)
Net sales
United States	$278,676	$260,911	$548,597	$520,565
Mexico	364,353	344,391	697,628	687,413
China	368,496	351,236	739,550	766,213
Other international	465,187	471,104	938,435	948,396
Total	$1,476,712	$1,427,642	$2,924,210	$2,922,587

Percentage of net sales represented by ten largest customers	49.1%	50.3%	49.1%	49.5%
Number of customers representing 10% or more of net sales	1	1	1	—

Note 11. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(In thousands, except per share data)
Numerator:
Net income	$20,840	$21,191	$43,941	$21,812

Denominator:
Weighted average common shares outstanding	82,728	82,543	83,247	82,226
Effect of dilutive stock options and restricted stock units	3,416	2,140	3,476	2,143
Denominator for diluted earnings per share	86,144	84,683	86,723	84,369

Net income per share:
—Basic	$0.25	$0.26	$0.53	$0.27
—Diluted	$0.24	$0.25	$0.51	$0.26

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(In thousands)
Potentially Dilutive Securities:
Employee stock options	3,285	7,614	3,247	8,529
Restricted stock units	3	6	1	5
Total	3,288	7,620	3,248	8,534

Note 12. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(In thousands)
Stock options	$2,886	$2,757	$5,358	$5,374
Restricted stock units	1,871	1,585	3,674	3,634
Total	$4,757	$4,342	$9,032	$9,008

Stock-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(In thousands)
Cost of sales	$1,364	$1,291	$2,565	$2,631
Selling, general and administrative	3,382	3,004	6,454	6,299
Research and development	11	47	13	78
Total	$4,757	$4,342	$9,032	$9,008

During the second quarter of 2014, the Company's stockholders approved the reservation of an additional 1.7 million million shares of common stock for future issuance under the Company's 2009 Incentive Plan. As of March 29, 2014, an aggregate of 15.1 million shares were authorized for future issuance under the Company's stock plans, of which 11.4 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3.7 million shares of common stock were available for future grant.

Stock Options

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding, September 28, 2013	9,562	12.65	5.99	62,825
Granted	562	15.64
Exercised/Cancelled/Forfeited/Expired	(711)	13.24
Outstanding, March 29, 2014	9,413	12.78	5.73	53,331
Vested and expected to vest, March 29, 2014	9,179	12.82	5.66	52,026
Exercisable, March 29, 2014	7,311	13.15	4.95	42,113

The weighted-average grant date fair value of stock options granted during the three and six months ended March 29, 2014 was $9.04 per share and $9.18 per share, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company's closing stock price on the date indicated.

As of March 29, 2014, unrecognized compensation expense of $13.6 million is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding, September 28, 2013	1,768	10.90	2.02	31,052
Granted	746	15.63
Vested/Forfeited/Cancelled	(566)	13.71
Outstanding, March 29, 2014	1,948	11.90	2.41	32,803
Expected to vest, March 29, 2014	969	11.31	2.13	16,311

As of March 29, 2014, unrecognized compensation expense of $10.4 million is expected to be recognized over a weighted average period of 1.9 years. Additionally, as of March 29, 2014, unrecognized compensation expense related to performance-based restricted stock units was $9.1 million. To date, no expense has been recorded for these performance-based restricted stock units as achievement of the performance criteria is not considered probable.

Note 13. Acquisition

On December 18, 2013, the Company completed its acquisition of a certain manufacturing operation in the oil and gas market. The Company also entered into a master supply agreement in connection with this acquisition. The acquisition increases the Company's precision machining, assembly, integration and test capabilities for the oil and gas industry.

The acquisition did not significantly affect the Company’s results of operations for the six months ended March 29, 2014.
Cash consideration for this acquisition was $54.1 million. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. Management is in the process of finalizing fair value amounts for certain assets acquired, including the value of identifiable intangible assets and goodwill. The following represents the Company's preliminary allocation of the purchase price to the acquired assets and liabilities assumed:

(In thousands)
Current assets	$7,343
Noncurrent assets (including tangible assets of $34.7 million)	48,588
Current liabilities	(1,870)
Total	$54,061

Goodwill and identifiable intangible assets are recorded in other non-current assets on the unaudited condensed consolidated balance sheet. Identifiable intangible assets will be amortized to cost of goods sold, primarily over 5 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenues or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the financial impact of customer bankruptcies; any statements regarding the timing of future payments for restructuring costs; any statements regarding our expectations for future interest expense; any statements regarding timing of closing of future cash outlays for and benefits of acquisitions; any statements about future redemptions of debt or repurchases of stock; any statements about the expected results of assets sales; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties contained in or incorporated from Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

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

Since the end of 2012, we have reduced our net debt obligations by $232 million, which has resulted in significant interest expense savings. For example, interest expense for the six months ended March 29, 2014 was $15.0 million, compared to $23.5 million for the same period in 2013. Despite the significant cash outlay required to reduce our debt, our total sources of liquidity have increased $92 million over this same 18-month period to $802 million, primarily attributable to cash generated from operations of $365 million and increased capacity from short-term borrowing facilities of $111 million. In addition to our current sources of liquidity, we believe we have sufficient access to additional sources of capital should the need arise.

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers typically represent approximately 50% of our net sales. One customer represented 10% or more of our net sales for the three and six months ended March 29, 2014 and the three months ended March 30, 2013. No customer represented 10% or more of our net sales for the six months ended March 30, 2013.

We typically generate approximately 80% of our net sales from products manufactured in international locations. The concentration of foreign operations has resulted primarily from a desire on the part of many of our customers to require production in lower cost locations such as Asia, Latin America and Eastern Europe. We expect this to continue.

Historically, we have had substantial recurring sales to existing customers. We typically enter into supply agreements with our major OEM customers. These agreements generally have terms ranging from three to five years and cover the manufacture of a range of products. Under these agreements, a customer typically agrees to purchase its requirements for specific products in particular geographic areas from us. However, these agreements generally do not obligate the customer to purchase minimum quantities of products and in some circumstances provide for cost reductions objectives during the term of the agreement, which can have the effect of reducing revenue and profitability.

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

Results of Operations

Key Operating Results

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(In thousands)
Net sales	$1,476,712	$1,427,642	2,924,210	2,922,587
Gross profit	$118,967	$100,304	229,752	197,232
Operating income	$45,297	$45,798	84,817	77,260
Net income	$20,840	$21,191	43,941	21,812

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	March 29, 2014	March 30, 2013	Increase/(Decrease)		March 29, 2014	March 30, 2013	Increase/(Decrease)
Communications	$641,519	$680,652	$(39,133)	(5.7)%	$1,300,085	$1,354,089	$(54,004)	(4.0)%
Industrial, defense and medical	503,268	392,205	111,063	28.3%	958,420	777,049	181,371	23.3%
Computing and storage	184,843	194,210	(9,367)	(4.8)%	370,846	424,954	(54,108)	(12.7)%
Multimedia	147,082	160,575	(13,493)	(8.4)%	294,859	366,495	(71,636)	(19.5)%
Total	$1,476,712	$1,427,642	$49,070	3.4%	$2,924,210	$2,922,587	$1,623	0.1%

Net sales increased from $1.43 billion in the second quarter of 2013, to $1.48 billion in the second quarter of 2014, an increase of 3.4%. Net sales were $2.92 billion for the six months ended March 30, 2013 and March 29, 2014. Sales to customers in our industrial, defense, and medical market increased primarily as a result of increased demand from existing customers, both for established programs and new program wins. Sales to customers in our communications end market decreased primarily as a result of reduced demand for wireless communications products. Sales to customers in our multimedia and computing and storage end markets decreased primarily as a result of reduced demand from existing customers and the wind down of certain customer programs.

Gross Margin

Gross margin increased to 8.1% for the second quarter of 2014, from 7.0% for the second quarter of 2013. Gross margin increased to 7.9% for the six months ended March 29, 2014, from 6.7% for the six months ended March 30, 2013. The increase for both periods was primarily attributable to improvement in our IMS segment resulting from addressing inefficiencies associated with new program ramp-ups in 2013.

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

Operating Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased $3.3 million, from $59.0 million, or 4.1% of net sales, in the second quarter of 2013 to $62.3 million, or 4.2% of net sales, in the second quarter of 2014. Selling, general and administrative expenses increased $2.7 million, from $118.8 million, or 4.1% of net sales, for the six months ended March 30, 2013 to $121.5 million, or 4.2% of net sales, for the six months ended March 29, 2014. The increase for both periods was primarily due to increased incentive compensation expense, partially offset by lower bad debt expense.

Research and Development

Research and development expenses increased from $6.0 million, or 0.4% of net sales, in the second quarter of 2013 to $8.8 million, or 0.6% of net sales, in the second quarter of 2014. Research and development expenses increased from $11.4 million, or 0.4% of net sales, for the six months ended March 30, 2013 to $16.7 million, or 0.6% of net sales, for the six months ended March 29, 2014. The increase for the three and six month periods was primarily attributable to expenditures on new projects for the computing and storage end market.

Restructuring

Due to substantial completion of all actions under restructuring plans and immateriality of the remaining accrual balance related to such plans, these plans have been combined for disclosure purposes. In connection with these plans, we expect to incur restructuring costs in future periods primarily for vacant facilities and former sites for which we are or may be responsible for environmental remediation. Costs incurred with respect to vacant facilities consist primarily of 1) costs to maintain vacant facilities that are owned until such facilities can be sold and 2) the portion of our lease payments and operating costs that have not been recovered due to the absence of sublease income for vacant leased properties.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts (in thousands):

Accrual balance at September 28, 2013	$6,278
Employee severance and benefits	279
Leases and facilities shutdown costs	4,967
Non-cash charges	1,023
Cash paid for employee terminations	(426)
Cash paid for leases and facilities shutdown costs	(5,144)
Non-cash charges	(1,023)
Accrual balance at March 29, 2014	$5,954

We expect to pay the majority of accrued restructuring costs by the end of 2015.

Gain on Sales of Long-lived Assets

We recognized a gain of $0.5 million from the sale of two buildings during the three and six months ended March 29, 2014. We recognized a gain of $19.0 million and $23.2 million for the three and six months ended March 30, 2013, respectively, from sales of certain properties.

Interest Expense

Interest expense decreased $2.9 million for the three months ended March 29, 2014 compared to the three months ended March 30, 2013. Interest expense decreased $8.5 million for the six months ended March 29, 2014 compared to the six months ended March 30, 2013. The decrease for both periods was primarily due to interest savings resulting from the redemption of $257.4 million of our debt in the second quarter of 2013.

Other Income (Expense), net

The following table presents the significant components of other income (expense), net:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(In thousands)
Foreign exchange losses	$(850)	$(499)	$(803)	$(1,073)
Loss on extinguishments of debt	—	(1,401)	—	(1,401)
Loss on interest rate swap dedesignation	—	—	—	(14,903)
Other, net	1,476	423	2,307	978
Total	$626	$(1,477)	$1,504	$(16,399)

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

Provision for Income Taxes

We estimate annual effective income tax rate at the end of each quarterly period. The estimate takes into account the geographic mix of expected pre-tax income (loss), expected total annual pre-tax income (loss), enacted changes in tax laws, implementation of tax planning strategies and possible outcomes of audits and other uncertain tax positions. To the extent there are fluctuations in any of these variables during a period, the provision for income taxes may vary.

In March 2014, a foreign tax authority completed its audit of our 2006 tax return and issued an assessment challenging certain of our tax positions, most notably intercompany transfer pricing. We disagree with the assessment and will vigorously contest it through the appropriate administrative procedures. In accordance with the accounting requirements for uncertain tax positions, we have concluded that we will more likely than not prevail in all positions based upon their technical merits. The final outcome of this audit cannot be reliably predicted and could materially affect our financial statements if not resolved in a manner consistent with our tax positions.
We are subject to income taxation in many jurisdictions around the world and are therefore also subject to examination by domestic and foreign tax authorities. In connection with these examinations, we frequently face challenges regarding the amount of taxes due. These challenges can involve complex issues, interpretations and judgments made by us related to the timing, nature and amount of deductions and the allocation of income between various tax jurisdictions. Resolution of these examinations may span many years, particularly if subject to negotiation or litigation. We believe our reserves for uncertain tax positions are adequate.
The provision for income taxes for the second quarter of 2014 and 2013 was $17.8 million and $13.0 million, respectively, and $28.4 million and $16.0 million for the six months ended March 29, 2014 and March 30, 2013, respectively. The increase for both the three and six month periods was primarily due to an increase in pre-tax income, changes in the jurisdictional mix of where income was earned and discrete events including changes in tax law in certain foreign jurisdictions. As a result of tax law and tax rate changes in certain foreign jurisdictions, we recorded a benefit of $3.1 million in the first quarter of 2014 related to revaluation of certain deferred tax assets.

Liquidity and Capital Resources

	Six Months Ended
	March 29, 2014	March 30, 2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$46,752	$161,753
Investing activities	(83,851)	(14,763)
Financing activities	25,141	(143,479)
Effect of exchange rate changes on cash and cash equivalents	(295)	(1,187)
Increase (decrease) in cash and cash equivalents	$(12,253)	$2,324

Key Liquidity Performance Measures

	Three Months Ended
	March 29, 2014	September 28, 2013
Days sales outstanding (1)	57	55
Inventory turns (2)	6.8	7.0
Days inventory on hand (3)	53	52
Accounts payable days (4)	62	61
Cash cycle days (5)	48	46

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

Cash and cash equivalents were $390.6 million at March 29, 2014 and $402.9 million at September 28, 2013. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, redemptions and repurchases of debt and capital stock, and other factors. Our working capital was approximately $1.0 billion as of March 29, 2014 and September 28, 2013.

Net cash provided by operating activities was $46.8 million and $161.8 million for the six months ended March 29, 2014 and March 30, 2013, respectively. Cash flows from operating activities consist of: 1) net income adjusted to exclude non-cash items such as depreciation and amortization, stock-based compensation expense and losses from swap dedesignations, and 2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities.

During the six months ended March 29, 2014, we generated $109.9 million of cash from net income, excluding non-cash items, and also used $63.2 million of cash due to an increase in net operating assets, resulting primarily from decreases in accounts payable of $34.7 million and increases in accounts receivable and inventories of $8.5 million and $11.4 million, respectively. Our DSO (a measure of how quickly we collect our accounts receivable) increased from 55 days as of September 28, 2013 to 57 days as of March 29, 2014 due primarily to an unfavorable shift in the linearity of shipments. DPO (a measure of how quickly we pay our suppliers) was fairly consistent. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments and purchases, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

Net cash used in investing activities was $83.9 million and $14.8 million for the six months ended March 29, 2014 and March 30, 2013, respectively. During the six months ended March 29, 2014, we used $35.1 million of cash for capital expenditures and paid $54.1 million in connection with a business acquisition. During the six months ended March 30, 2013, we used $43.5 million of cash for capital expenditures and received proceeds of $28.8 million primarily from the sales of certain properties.

Net cash provided by (used in) financing activities was $25.1 million and $(143.5) million for the six months ended March 29, 2014 and March 30, 2013, respectively. During the six months ended March 29, 2014, we received $63.4 million of net proceeds from short-term borrowings, received $4.0 million of proceeds from issuances of common stock pursuant to stock option exercises and paid $45.1 million for repurchases of common stock, including $1.1 million of cash used for common stock repurchases to fund employee tax withholding obligations. During the six months ended March 30, 2013, we redeemed $257.4 million of long-term debt, received $110.2 million of net proceeds from short-term borrowings and reduced our restricted cash by $3.3 million.

Other Liquidity Matters

Since the end of 2012, we have reduced our net debt obligations by $232 million, which has resulted in significant interest expense savings. For example, interest expense for the six months ended March 29, 2014 was $15.0 million, compared to $23.5 million for the same period in 2013. Despite the significant cash outlay required to reduce our debt, our total sources of liquidity have increased $92 million over this same 18-month period to $802 million, primarily attributable to cash generated from operations of $365 million and increased capacity from short-term borrowing facilities of $111 million. After giving effect to these redemptions, our next long-term debt maturity in the amount of $40 million is in July 2015, after which $500 million in notes will be due in May 2019. We may consider early redemptions of our debt in future periods, using either our existing cash or proceeds from additional debt or equity financings.

In March 2013, our Board approved a $100 million stock repurchase program with no expiration date. The timing of repurchases made under the program will depend upon capital needs to support the growth of our business, market conditions and other factors. Although the stock repurchase program is designed to increase stockholder value, purchases of shares made under this program will reduce our liquidity. To date, we have repurchased 2.8 million shares of our common stock in the open market for $44.0 million under this program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” below.

Beginning in May 2014, the interest rate swap on our 2019 Notes can be terminated at the option of the swap counterparty upon payment to us of a market termination fee. In such a case, we would no longer pay a variable rate of interest on such notes but would instead begin to pay a fixed rate of 7%, which could be higher than the variable rate at the time of termination.

Other than our $40 million loan secured by our corporate headquarters (the “Secured Debt due 2015”), our debt agreements do not contain financial covenants currently applicable to us, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Our $40 million loan requires us to maintain a minimum fixed charge coverage ratio during its term. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants would otherwise restrict, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt as well as all amounts payable under our interest rate swaps on such debt, if any, could become immediately due and payable and the incurrence of additional debt under our asset-backed revolving credit facility would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business. As of March 29, 2014, we were in compliance with these covenants.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental and employee matters and examinations by government agencies. As of March 29, 2014, we had accrued liabilities of $21.5 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these accruals will be sufficient to fully satisfy our contingent liabilities.

As of March 29, 2014, we had a liability of $83.9 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

We have entered into, and continue to enter into, various transactions that periodically require collateral. These obligations have historically arisen from customs, import/export, VAT, utility services, debt financing, foreign exchange contracts and interest rate swaps. We have collateralized, and may from time to time collateralize, such obligations as a result of counterparty requirements or for economic reasons. As of March 29, 2014, we had posted collateral of $3.4 million in the form of cash against certain of our collateralized obligations. Cash used for collateral is not available for other purposes.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness, redemptions of our outstanding debt and repurchases of common stock. Our primary sources of liquidity as of March 29, 2014 included (1) cash of $390.6 million; (2) our $300 million asset-backed revolving credit facility, of which $227.3 million, net of outstanding letters of credit and borrowings, was available as of March 29, 2014; (3) foreign short-term borrowing facilities of $184 million, all of which was available as of March 29, 2014; and (4) cash generated from operations. In addition, we are actively marketing a portfolio of surplus real estate with an aggregate list price of approximately $75 million. Proceeds from the sales of properties in this portfolio will provide additional liquidity. However, there can be no assurance as to the amounts that may actually be raised or the exact timing of any such receipts.

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

As of March 29, 2014, 47% of our cash balance was held by our foreign subsidiaries. Should we choose or need to remit cash to the United States, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with cash available under our United States credit facility and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 29, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. In addition, there have been no material changes to our contractual obligations or commitments during the six months ended March 29, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. As of March 29, 2014, we had no short-term investments.

As of March 29, 2014, we had $540 million of long-term debt, of which $40 million bears interest at a floating rate and $500 million of fixed rate debt has been converted to variable rate debt through the use of an interest rate swap. Accordingly, our exposure to interest rate risk results from variable rate long-term debt of $540 million and $50 million of variable-rate short-term borrowing outstanding as of March 29, 2014. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts typically have maturities of up to two months and are not designated as part of a hedging relationship in accordance with ASC Topic 815. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the unaudited condensed consolidated statements of income. As of March 29, 2014, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $214.6 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted sales denominated in currencies other than those used to pay for materials and labor, (2) forecasted non-functional currency labor and overhead expenses, 3) forecasted non-functional currency operating expenses, and 4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $109.7 million as of March 29, 2014.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 29, 2014, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Except as provided below, reference is made to the legal proceedings disclosed in Part I, Item 3 of Sanmina’s Annual Report on Form 10-K for the year ended September 28, 2013.

On June 23, 2008, the Orange County Water District filed suit against us and 17 other defendants in California Superior Court for Orange County alleging that the defendants' actions had polluted groundwater managed by the plaintiff. The complaint sought recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff's control. We have disputed the plaintiff's claims and asserted various defenses. On April 9, 2013, the Superior Court ruled in favor of our motion for summary adjudication dismissing us from the suit. In late August, 2013, the plaintiff appealed the Superior Court’s judgment. We anticipate that the Court of Appeal will hear the appeal by the end of calendar 2014 or in early 2015.

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

A key part of our strategy is to grow our CPS business, which includes printed circuit boards, backplane and cable assemblies, mechanical systems, memory, defense and aerospace and computing products and design, engineering, logistics and repair services. A decrease in orders for these components, products and services can have a disproportionately adverse impact on our profitability since these components, products and services generally carry higher than average contribution margins. In addition, in order to grow this portion of our business profitably, we must continue to make substantial investments in the development of our product development capabilities, research and development activities, test and tooling equipment and skilled personnel, all of which reduce our operating results in the short term. The success of our CPS business also depends on our ability to increase sales of our proprietary products, convince our customers to agree to purchase our components for use in the manufacture of their products, rather than directing us to buy them from third parties, and expand the number of our customers who contract for our design, engineering, logistics and repair services. We may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards required by our customers, as well as in qualifying our components for use in our customers' designs. Our proprietary products and design, engineering, logistics and repair services must compete with products and services offered by established vendors which focus solely on development of similar technologies or the provision of similar services. Any of these factors could cause our CPS revenue and margins to be less than expected, which would have an overall adverse and potentially disproportionate effect on our revenues and profitability.

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could increase our taxes and decrease our net income.

We are subject to income, sales, value-added, withholding and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective tax rates and liability for other taxes could increase as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, our cash management strategies and other factors. For instance, recently enacted legislation in Mexico could significantly increase our taxes payable in Mexico in the future. In addition, our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the United States, Thailand, Hungary, Japan and Mexico. Developments in these or future audits could adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties. Although we believe that our tax estimates are reasonable and our existing tax reserves are adequate, the final determination of tax audits or tax disputes may be different from what is reflected in our historical tax provisions, which could lead to an increase in our taxes payable and a decrease in our net income.

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

Seasonality in our business has historically been driven by customer and product mix, particularly the end markets which our customers serve. We have observed that our revenue levels have typically been higher in the second half of our fiscal year and lower during the first half. However, there can be no assurance that this trend will continue.

We may be unable to generate sufficient liquidity to reduce our debt levels or maintain or expand our operations, which may reduce the business our customers and vendors are able to do with us; we could experience losses if one or more financial institutions holding our funds were to fail.

Our liquidity is dependent on a number of factors, including profitability, business volume, inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers with payment terms granted to our customers, investments in facilities and equipment, acquisitions, repayments and redemptions of our outstanding indebtedness and repurchases of our common stock. In order to improve our liquidity, during the second quarter of 2012, we renewed and increased our asset-backed revolving credit facility increasing the facility to $300 million, under which we could borrow $227.3 million, net of letters of credit and outstanding borrowings, as of March 29, 2014 and in the fourth quarter of 2012, we borrowed $40 million secured by our corporate headquarters. We also have $184 million in short-term financing facilities all of which remained available to be borrowed as of March 29, 2014. Our asset-backed revolving credit facility expires in March 2017 and our foreign short-term facilities expire at various dates through the second quarter of 2015.

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

During 2012 and 2013, we redeemed net $360 million and net $257.4 million of our long-term debt, respectively, and announced a $100 million stock repurchase program, of which approximately $44 million was spent during the first half of 2014. Although redemptions of debt and repurchases of stock improve our financial results, these actions also reduce our liquidity. If we should redeem or repurchase additional debt or stock, our working capital and liquidity would be further reduced. In addition, should we undertake to refinance any of our outstanding long-term debt, there can be no assurance that the terms of such refinancing, particularly the interest rate, would be favorable to us. Should we be forced to replace lower interest rate debt with higher interest rate debt, our interest expense would increase and our net income would be reduced. An aggregate of $540 million of our long-term debt and all of our short-term borrowings bear interest at a variable rate based upon LIBOR, either under the terms of such debt or as a result of interest rate swaps. Interest rates, including LIBOR, can change due to a variety of factors, including governmental debt levels, ratings downgrade of U.S. or other sovereign debt, the pace of economic growth and central bank actions. Should LIBOR increase substantially in the future for any reason, interest payments on our variable interest rate debt would also increase. Consistent with our ability to call the 2019 Notes beginning in May 2014, the counterparty for the interest rate swap on our Senior Notes due 2019 has the unilateral right, beginning in May 2014, to terminate such swap and pay us a market termination fee, in which case we would begin to pay a 7% interest rate on such notes, which rate could be higher than the variable interest rate we currently pay through the swap. Any increase in the interest rates paid by us on our debt would increase our interest expense and lower our net income.

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

We manufacture products to our customers' specifications, and in some cases our manufacturing processes and facilities need to comply with various statutory and regulatory requirements. For example, many of the medical products that we manufacture, as well as the facilities and manufacturing processes that we use to produce them must comply with standards established by the United States Food and Drug Administration. In addition, our customers' products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we design or manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements. Defects in the products we design or manufacture may result in product recalls, warranty claims by customers, including liability for repair costs, delayed shipments to customers or reduced or canceled customer orders. For example, a customer has asserted that we are liable for certain costs relating to the loss of use of products manufactured by us. Although we believe this claim is unsubstantiated, the total costs sought by the customer could be significant. These types of defects or deficiencies could reduce our revenues, increase our costs and harm our business reputation. The failure of the products that we design or manufacture or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in product liability claims against us. The magnitude of such claims may increase as we expand our medical, automotive and aerospace and defense manufacturing services because defects in these types of products can result in death or significant injury to end users of these products. Even if our customers are contractually responsible for defects in the design of a product, we could nonetheless be named in a product liability suit over such defects and could be required to expend significant resources to defend ourselves.

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

Allegations of failure to comply with domestic or international employment and related laws could result in the payment of significant damages, which would reduce our net income.

We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, discrimination, whistle-blowing, classification of employees and severance payments. Enforcement activity relating to these laws can increase as a result of increased governmental scrutiny, media attention due to violations by other companies, changes in law, political and other factors. Allegations that we have violated such laws in the future could lead to the assessment of fines against us by federal, state or foreign regulatory authorities or damages payable to employees, which fines could be substantial and which would reduce our net income.

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

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and establish new foreign facilities. The substantial majority of our net sales are generated through our non-U.S. operations and a significant portion of our manufacturing material is provided by international suppliers. As a result of our international operations, we are affected by economic, political and other conditions in foreign countries, including:

•	the imposition of government controls;

•	compliance with United States and foreign laws concerning trade and employment practices;

•	difficulties in obtaining or complying with export license requirements;

•	trade restrictions;

•	changes in tariffs;

•	labor unrest, including strikes, and difficulties in staffing;

•	security concerns;

•	regional military tension or hostilities;

•	inflexible employee contracts in the event of business downturns;

•	coordinating communications among and managing international operations;

•	fluctuations in currency exchange rates;

•	currency controls;

•	changes in tax and trade laws that increase our local costs;

•	exposure to heightened corruption risks;

•	aggressive enforcement of local laws by governmental authorities;

•	adverse rulings in regards to tax audits;

•	excess costs associated with reducing employment or shutting down facilities;

•	misappropriation of intellectual property; and

•	constraints on our ability to maintain or increase prices.

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

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end markets, to obtain new manufacturing and service capabilities and technologies, to enter new geographic manufacturing locations, to lower our manufacturing costs and improve our profits, and to further develop existing customer relationships. Strategic transactions involve a number of risks, uncertainties and costs, including the following:

•	integrating acquired operations and businesses including in regions or countries in which we have not previously operated;

•	incurring severance and other restructuring costs, which would reduce our net income;

•	obtaining regulatory approvals and satisfying other conditions to closing of such transactions, which could delay the closing and increase the costs of such transactions;

•	diverting management attention from day-to-day duties in order to implement and integrate strategic transactions;

•	scaling up production and coordinating management of operations at new sites;

•	incurring transaction expenses, which could be significant;

•	separating operations or support infrastructure for entities divested;

•	managing and integrating operations in geographically dispersed locations;

•	maintaining customer, supplier or other favorable business relationships of acquired operations and terminating unfavorable relationships, which could be costly;

•	integrating the systems of acquired operations into our management information systems;

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

Any of these factors could prevent us from realizing the anticipated benefits of a strategic transaction, and our failure to realize these benefits could reduce our sales below and increase our costs above our forecasts and could cause write-downs of the value of the business acquired, which would decrease our net income. Acquisitions may also be dilutive to our earnings per share, particularly if our projections and assumptions about the acquired business' future operating results prove to be inaccurate. As a result, although the goal of our acquisition and divestiture strategy is to improve our operating results and increase stockholder value, there can be no assurance that any transactions that we complete will actually do so.

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

Further, the Committee of Sponsoring Organizations (COSO) has introduced changes to the manner in which our system of internal control over financial reporting must be administered, which may increase the costs and management attention that must be devoted to documenting, maintaining and auditing our internal controls.

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

We conduct a significant portion of our activities, including manufacturing, administration and information technology management in areas that have experienced natural disasters, such as major earthquakes, hurricanes, floods and tsunamis. For example, in March 2011, Japan experienced a major earthquake and tsunami and in late 2011, widespread flooding occurred in Thailand. Our insurance coverage with respect to damages to our facilities or our customers' products caused by natural disasters is limited and is subject to deductibles and coverage limits and, as a result, may not be sufficient to cover all of our losses. For example, our policies do not cover damage due to earthquake. In addition, such coverage may not continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting one or more of our facilities, our operations and management information systems, which control our worldwide procurement, inventory management, shipping and billing activities, could be significantly disrupted. Such events could delay or prevent product manufacturing and shipment for the time required to transfer production or repair, rebuild or replace the affected manufacturing facilities. While we have disaster recovery plans in place, there can be no assurance that such plans will be sufficient to allow our operations to continue in the event of every natural or man-made disaster, pandemic or other extraordinary event. Any extended inability to continue our operations at unaffected facilities following such an event would reduce our revenue and potentially damage our reputation as a reliable supplier.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2013, our Board of Directors authorized us to repurchase up to $100 million of our common stock in the open market or in negotiated transactions off the market. The common stock repurchase program has no expiration date. The table below sets forth information regarding our repurchases of our common stock under this program during the second quarter of 2014.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
Month #1
December 29, 2013 through January 25, 2014	—	$—	—	$74,859,025
Month #2
January 26, 2014 through February 22, 2014	534,100	$16.38	534,100	$66,111,765
Month #3
February 23, 2014 through March 29, 2014	589,509	$17.12	589,509	$56,017,927
Total	1,123,609	$16.77	1,123,609	$56,017,927

(1) All months shown are our fiscal months.

Our debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. We were in compliance with these covenants as of March 29, 2014.

Item 6. Exhibits

Exhibit Number	Description

10.23(1)	2009 Incentive Plan, as amended and restated on March 10, 2014

10.49(2)	Form of Restricted Stock Unit Agreement under 2009 Incentive Plan for director grants

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

32.1 (3)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 (3)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

(1)	Incorporated by reference from Exhibit 10.23 to Registration Statement on Form S-8 filed by the Registrant with the Securities and Exchange Commission on April 23, 2014.

(2)	Compensatory plan in which an executive officer or director participates.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	April 25, 2014

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	April 25, 2014

EXHIBIT INDEX

Exhibit Number	Description

10.23(1)	2009 Incentive Plan, as amended and restated on March 10, 2014

10.49(2)	Form of Restricted Stock Unit Agreement under 2009 Incentive Plan for director grants

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

32.1(3)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2(3)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

(1)	Incorporated by reference from Exhibit 10.23 to Registration Statement on Form S-8 filed by the Registrant with the Securities and Exchange Commission on April 23, 2014.

(2)	Compensatory plan in which an executive officer or director participates.

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