Form 10-Q
period 2014-06-28
SANMINA CORP
filed 2014-07-25
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014
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
Yes [ ]    No [x]

As of July 22, 2014, there were 82,639,661 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 28, 2014	September 28, 2013
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$552,013	$402,875
Accounts receivable, net of allowances of $11,569 and $11,735, respectively	973,051	944,816
Inventories	880,267	781,560
Prepaid expenses and other current assets	98,970	75,337
Total current assets	2,504,301	2,204,588
Property, plant and equipment, net	564,219	540,151
Other	221,585	251,109
Total assets	$3,290,105	$2,995,848
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,082,986	$956,488
Accrued liabilities	110,643	109,363
Accrued payroll and related benefits	130,791	118,572
Short-term debt, including current portion of long-term debt	163,732	22,301
Total current liabilities	1,488,152	1,206,724
Long-term liabilities:
Long-term debt	536,722	562,512
Other	133,091	135,048
Total long-term liabilities	669,813	697,560
Commitments and contingencies (Note 6)
Stockholders' equity	1,132,140	1,091,564
Total liabilities and stockholders' equity	$3,290,105	$2,995,848

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,604,727	$1,489,214	$4,528,937	$4,411,801
Cost of sales	1,477,814	1,374,963	4,172,272	4,100,318
Gross profit	126,913	114,251	356,665	311,483

Operating expenses:
Selling, general and administrative	63,029	62,120	184,543	180,942
Research and development	7,829	6,761	24,563	18,176
Restructuring and integration costs	2,302	9,391	8,571	20,263
Amortization of intangible assets	425	474	1,373	1,422
Asset impairments	—	—	—	1,100
Gain on sales of long-lived assets	—	(176)	(530)	(23,361)
Total operating expenses	73,585	78,570	218,520	198,542

Operating income	53,328	35,681	138,145	112,941

Interest income	210	391	1,190	835
Interest expense	(8,439)	(8,944)	(23,394)	(32,444)
Other expense, net	(6,101)	(38)	(4,597)	(16,437)
Interest and other, net	(14,330)	(8,591)	(26,801)	(48,046)

Income before income taxes	38,998	27,090	111,344	64,895
Provision for income taxes	18,277	8,352	46,682	24,345
Net income	$20,721	$18,738	$64,662	$40,550

Net income per share:
Basic	$0.25	$0.23	$0.78	$0.49
Diluted	$0.24	$0.22	$0.75	$0.48

Weighted average shares used in computing per share amounts:
Basic	82,467	83,082	82,988	82,515
Diluted	86,235	85,602	86,597	84,819

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(Unaudited)
	(In thousands)
Net income	$20,721	$18,738	$64,662	$40,550
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	468	(3,545)	(411)	(3,883)
Derivative financial instruments:
Changes in unrealized losses	570	5	(241)	363
Amount reclassified into net income	2,805	495	3,990	20,254
Defined benefit plans:
Changes in unrecognized net actuarial loss and unrecognized transition cost	2	(120)	(183)	(491)
Amortization of actuarial loss and transition cost	338	19	1,148	67
Total other comprehensive income (loss)	4,183	(3,146)	4,303	16,310
Comprehensive income	$24,904	$15,592	$68,965	$56,860

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 28, 2014	June 29, 2013
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$64,662	$40,550
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	73,060	72,593
Stock-based compensation expense	13,270	13,376
Provision for (benefit from) doubtful accounts, product returns and other sales adjustments	(166)	3
Deferred income taxes	18,454	(530)
Loss on extinguishment of debt	8,192	1,401
Gain on sales of assets, net	(1,247)	(23,278)
Asset impairments	—	2,082
Loss from dedesignation of interest rate swap	—	14,903
Other, net	95	173
Changes in operating assets and liabilities:
Accounts receivable	(27,795)	101,035
Inventories	(64,897)	28,882
Prepaid expenses and other assets	(13,350)	13,577
Accounts payable	116,809	(37,719)
Accrued liabilities and other long-term liabilities	11,406	794
Cash provided by operating activities	198,493	227,842

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(47,424)	(53,545)
Proceeds from sales of property, plant and equipment	5,654	28,974
Cash paid for business combinations	(80,861)	—
Cash used in investing activities	(122,631)	(24,571)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	4,100	3,270
Repayments of long-term debt	(279,634)	(257,410)
Proceeds from long-term debt, net of issuance costs	369,897	—
Proceeds from short-term borrowings	65,935	185,284
Repayments of short-term borrowings	(62,766)	(166,415)
Proceeds from revolving credit facility borrowings	560,000	1,016,520
Repayments of revolving credit facility borrowings	(560,000)	(981,520)
Proceeds from terminations of interest rate swaps	16,492	—
Net proceeds from stock issuances	9,606	6,689
Repurchases of common stock	(51,265)	(1,525)
Cash provided by (used in) financing activities	72,365	(195,107)

Effect of exchange rate changes	911	(1,388)
Increase in cash and cash equivalents	149,138	6,776
Cash and cash equivalents at beginning of period	402,875	409,618
Cash and cash equivalents at end of period	$552,013	$416,394

Cash paid during the period for:
Interest, net of capitalized interest	$28,695	$32,009
Income taxes, net of refunds	$20,292	$13,553

Non-interest bearing notes payable issued in conjunction with a business combination (refer to Note 13)	$14,789	$—

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

Results of operations for the nine months ended June 28, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2014 and 2013 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance related to revenue recognition. This new standard replaces all current U.S. GAAP guidance on revenue, eliminates all industry-specific guidance and provides a unified model in determining when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance can be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The new standard is effective for the Company in 2018. The Company is currently evaluating the impact of adopting this new accounting standard.

Note 2. Inventories

Components of inventories were as follows:

	As of
	June 28, 2014	September 28, 2013
	(In thousands)
Raw materials	$631,807	$526,148
Work-in-process	108,267	96,482
Finished goods	140,193	158,930
Total	$880,267	$781,560

Note 3. Fair Value

Fair Value Option for Long-term Debt

The Company has elected not to record its long-term debt instruments at fair value, but has measured them at fair value for disclosure purposes. As of June 28, 2014, the carrying amount and estimated fair value of the Company's long-term debt instruments were $665.4 million and $678.2 million, respectively. Fair value was estimated based on quoted prices (Level 2 inputs).

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

There were no transfers between levels in the fair value hierarchy during any period presented herein. The following table presents information as of June 28, 2014 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$436	$130,235	$—	$—	$130,671
Prepaid expenses and other current assets	$—	$—	$37	$867	$904
Other assets	$—	$—	$—	$3,961	$3,961
Accrued liabilities (1)	$—	$—	$—	$(1,321)	$(1,321)

(1) Liabilities, or credit balances, are presented as negative amounts.

The following table presents information as of September 28, 2013 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$436	$34,569	$—	$—	$35,005
Prepaid expenses and other current assets	$—	$—	$28	$1,105	$1,133
Other assets	$—	$—	$22,512	$—	$22,512
Accrued liabilities (1)	$—	$—	$(32)	$(11,371)	$(11,403)

(1) Liabilities, or credit balances, are presented as negative amounts.

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its Board of Directors that allow participants to defer payment of part or all of their compensation. The Company's results of operations are not significantly affected by these plans since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the above tables. As of June 28, 2014 and September 28, 2013, assets and liabilities associated with these plans were approximately $12.7 million and $11.0 million, respectively, and are recorded as other non-current assets and other long-term liabilities on the unaudited condensed consolidated balance sheets.

The Company values derivatives using observable Level 2 market inputs at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled, to transact. The Company seeks high quality counterparties for all financing arrangements. For interest rate swaps, Level 2 inputs include short-term LIBOR rates, futures contracts on LIBOR between two and four years, longer term swap rates at commonly quoted intervals, and credit default swap rates for the Company and relevant counterparties. For currency contracts, Level 2 inputs include foreign currency spot and forward rates and interest rates at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements. ASC Topic 820 requires the fair value measurement of an asset or liability to reflect the nonperformance risk of the entity and the counterparty. Therefore, the counterparty's creditworthiness when in an asset position and the Company's creditworthiness when in a liability position have been considered in the fair value measurement of derivative instruments. The effect of nonperformance risk on the fair value of derivative instruments was not material as of June 28, 2014 or September 28, 2013.

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

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis in the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of June 28, 2014 or September 28, 2013.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

Assets held-for-sale, consisting of land and buildings, are measured at fair value on a nonrecurring basis since these assets are subject to fair value adjustments only when the carrying amount of such assets exceeds the fair value of such assets or such assets have been previously impaired and the fair value exceeds the carrying amount by less than the amount of the impairment that has been previously recognized. Level 2 inputs consist of independent third party valuations based on market comparables. The carrying value of the Company's assets held-for-sale was $11.6 million and $4.4 million as of June 28, 2014 and September 28, 2013, respectively, and is included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.

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

Interest Rate Swaps Not Designated As Hedging Instruments

Pay Fixed Receive Variable Interest Rate Swap

The Company had interest rate swaps with an aggregate notional amount of $257 million that were entered into in 2007 to hedge LIBOR-based variable rate interest payments expected to occur through June 15, 2014. During the first quarter of 2013, the Company determined, based on its intention of redeeming $257 million of its senior floating rates notes due in 2014 ("2014 Notes"), that it was no longer probable that LIBOR-based, variable rate interest payments would occur on $257 million of debt through June 15, 2014. Accordingly, the Company dedesignated its interest rate swaps in their entirety in the first quarter of 2013 and recorded a charge of $14.9 million in other expense, net, representing the portion of the value of the interest rate swaps previously recorded in accumulated other comprehensive income (AOCI) for which it was no longer probable that LIBOR-based variable rate interest payments would occur. Under the terms of the swap agreements, the Company paid the independent swap counterparties a fixed rate of approximately 5.6% and the swap counterparties paid the Company an interest rate equal to three-month LIBOR. Beginning on the date the interest rate swaps were dedesignated, changes in the fair value of the interest rate swaps were recorded in other expense, net, in the unaudited condensed consolidated statements of income. Such amounts were not material for any period presented herein. The Company continued to make and receive payments under the swaps through June 15, 2014. Upon maturity of the swaps, AOCI of $3.3 million related entirely to an income tax effect of the swap was charged to income tax expense.
Pay Variable Receive Fixed Interest Rate Swap

In 2011, the Company issued $500 million of fixed-rate senior notes (the "2019 Notes") and entered into an interest rate swap with a single counterparty to hedge its exposure to changes in the fair value of the notes resulting from fluctuations in interest rates. The swap agreement, with a notional amount of $500 million, has an expiration date of May 15, 2019 and effectively converts these notes from fixed-rate debt to variable-rate debt. Pursuant to the interest rate swap, the Company pays the swap counterparty a variable rate equal to the three-month LIBOR plus a spread and receives a fixed rate of 7.0% from the swap counterparty. In accordance with ASC Topic 815, the interest rate swap was initially accounted for as a fair value hedge and was exempt from periodic assessment of hedge effectiveness. Therefore, while the interest rate swap was designated as a hedge for accounting purposes, the change in the fair value of the 2019 Notes resulting from changes in interest rates was assumed to be equal and opposite to the change in the fair value of the interest rate swap.

During the third quarter of 2014, the Company redeemed $264.4 million of its 2019 Notes and called an additional $135.6 million of the 2019 Notes for redemption, which was completed early in the fourth quarter of 2014. Additionally, the Company terminated $400 million of the notional amount of the interest rate swap during the third quarter of 2014 and received $16.5 million of cash, representing the fair value of the terminated portion of the swap. The Company dedesignated the entire interest rate swap in May 2014 and discontinued hedge accounting at such time. The fair value hedge accounting adjustment related to the swap was $20.7 million on the date of dedesignation, $11.0 million of which was credited to other expense, net in the unaudited condensed consolidated statements of income in the third quarter and $5.5 million of which will be credited to the income statement in the fourth quarter in connection with the redemptions of the 2019 Notes. The remaining balance of $4.2 million is being amortized to interest expense over the remaining term of the 2019 Notes. The change in the fair value of the swap subsequent to the date hedge accounting was discontinued was not material and was recorded in other expense, net in the unaudited condensed consolidated statements of income.

Early in the fourth quarter of 2014, the Company redesignated the remaining $100 million interest rate swap as a fair value hedge for the remaining $100 million of 2019 Notes outstanding. As of June 28, 2014, the fair value of the interest rate swap was $4.0 million and is included in other non-current assets on the unaudited condensed consolidated balance sheet.

Foreign Exchange Rate Risk

Forward contracts on various foreign currencies are used to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in non-functional currencies. The Company's primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	June 28, 2014	September 28, 2013
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$198,848	$190,226
Number of contracts	43	42
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$102,967	$100,679
Number of contracts	36	41

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts have maturities of up to two months and are not designated as accounting hedges under ASC Topic 815. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other expense, net, in the unaudited condensed consolidated statements of income. For the three and nine months ended June 28, 2014, the Company recorded a gain of $0.2 million and a loss of $1.6 million, respectively, associated with these forward contracts. For the three and nine months ended June 29, 2013, the Company recorded losses of $2.3 million and of $4.1 million, respectively, associated with these forward contracts. From an economic perspective, the objective of the Company's hedging program is for gains and losses on forward contracts to substantially offset gains and losses on the underlying hedged items.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in AOCI, a component of equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivative instruments representing hedge ineffectiveness are recognized in current earnings. Other than ineffectiveness of $14.9 million recognized in the first quarter of 2013 in connection with a dedesignation of interest rate swaps, the amount of ineffectiveness on a quarterly basis has been immaterial. As of June 28, 2014, AOCI related to foreign currency forward contracts was not material.

The following table presents the effect of cash flow hedging relationships on the Company's unaudited condensed consolidated financial statements for the three months ended June 28, 2014 and June 29, 2013 (in thousands):

Type of Derivatives	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	June 28, 2014	June 29, 2013		June 28, 2014	June 29, 2013
Interest rate swaps	$—	$—	Interest expense	$—	$(1,013)
			Income tax expense	(3,315)	—
Foreign currency forward contracts	570	5	Net sales	(40)	(183)
			Cost of sales	524	679
			Selling, general and administrative	26	22
Total	$570	$5		$(2,805)	$(495)

The following table presents the effect of cash flow hedging relationships on the Company's unaudited condensed consolidated financial statements for the nine months ended June 28, 2014 and June 29, 2013 (in thousands):

Type of Derivatives	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)
	June 28, 2014	June 29, 2013		June 28, 2014	June 29, 2013		June 28, 2014	June 29, 2013
Interest rate swaps	$—	$96	Interest expense	$(318)	$(5,971)	Other expense, net	$—	$(14,903)
			Income tax expense	(3,315)	—
Foreign currency forward contracts	(241)	267	Net Sales	(71)	(364)
			Cost of sales	(273)	972
			Selling, general and administrative	(13)	12
Total	$(241)	$363		$(3,990)	$(5,351)		$—	$(14,903)

Note 5. Debt

Long-term debt consisted of the following:

	As of
	June 28, 2014	September 28, 2013
	(In thousands)
Secured debt due 2015	$40,000	$40,000
Senior notes due 2019 ("2019 Notes")	235,585	500,000
Senior secured notes due 2019 ("Secured Notes")	375,000	—
Non-interest bearing notes payable	14,789	—
Fair value adjustment (1)	9,609	22,512
Total	$674,983	$562,512
Less: Current Portion	$138,261	$—
Total long-term debt	$536,722	$562,512

(1) Represents fair value hedge accounting balance related to interest rate swaps. See Note 4 for discussion.

Secured Notes

During the third quarter of 2014, the Company entered into an indenture among the Company, certain subsidiaries of the Company, as guarantors (the “Guarantors”), and U.S. Bank National Association, as trustee and as notes collateral agent (the “Indenture”) and issued $375 million aggregate principal amount of senior secured notes due 2019 ("Secured Notes"). The Secured Notes mature on June 1, 2019 and bear interest at an annual rate of 4.375%, payable semi-annually in arrears in cash.

In connection with issuance of the Secured Notes, the Company incurred debt issuance costs of $5.1 million which are included in other non-current assets on the unaudited condensed consolidated balance sheet and are being amortized to interest expense over the term of the Secured Notes using the effective interest method.

The Secured Notes are senior secured obligations and are fully and unconditionally guaranteed (the "Guarantees"), jointly and severally, on a senior secured basis by the Guarantors. In connection with the issuance of the Secured Notes, the Company and the Guarantors entered into a Security Agreement, dated June 4, 2014, with U.S. Bank National Association, as notes collateral agent (the “Security Agreement”). The Secured Notes and the Guarantees are secured by a first-priority lien, subject to permitted liens, on certain of the Company’s and the Guarantors’ tangible and intangible assets including certain real property, equipment and intellectual property, and by a second-priority lien on certain of the Company’s and the Guarantors’ assets, including accounts receivable, inventory and stock of subsidiaries, securing the Company’s asset-backed credit facility.

All or any portion of the Secured Notes may be redeemed, at any time, at the option of the Company, at a redemption price equal to 100% of the principal amount of the Secured Notes redeemed plus accrued and unpaid interest, plus a make-whole premium. In addition, prior to June 1, 2017, the Company may redeem up to 35% of the aggregate principal amount of the Secured Notes outstanding at a redemption price equal to 104.375% of the principal amount, plus accrued and unpaid interest, with the proceeds of certain equity offerings. Following a change of control, as defined in the Indenture, the Company will be required to make an offer to repurchase all of the Secured Notes at a purchase price of 101% of the principal amount of the Secured Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date of repurchase.

The Indenture includes certain customary covenants that limit the ability of the Company and its restricted subsidiaries to, among other things:

•incur additional debt, including guarantees by its restricted subsidiaries;

•	make investments and other restricted payments, pay dividends on capital stock, or redeem or repurchase its capital stock or subordinated obligations;

•create specified liens;

•sell assets;

•	create or permit restrictions on the ability of its restricted subsidiaries to pay dividends or make other distributions to the Company or other subsidiaries of the Company;

•engage in transactions with affiliates; and

•consolidate or merge with or into other companies or sell all or substantially all of the Company’s assets.

The restrictive covenants are subject to a number of important exceptions and qualifications set forth in the Indenture.

The Indenture provides for specified events of default, including payment defaults, breaches of covenants, certain payment defaults at final maturity or acceleration of other indebtedness, failure to pay certain judgments, certain events of bankruptcy, insolvency and reorganization involving the Company or certain of its subsidiaries and certain instances in which a guarantee ceases to be in full force and effect. If any event of default occurs and is continuing, subject to certain exceptions, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Secured Notes, may declare all the Secured Notes to be due and payable immediately, together with any accrued and unpaid interest, if any, to the acceleration date. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization involving the Company, such amounts with respect to the Secured Notes will be due and payable immediately without any declaration or other act on the part of the trustee or the holders of the Secured Notes.

2019 Notes

During the third quarter of 2014, the Company redeemed $264.4 million of its outstanding 2019 Notes at par plus a redemption premium and accrued interest and recorded a net loss on extinguishment of debt of $8.2 million, consisting of redemption premiums of $14.8 million, a write-off of unamortized debt issuance costs of $3.9 million and third party costs of $0.5 million, partially offset by an $11.0 million credit for the fair value hedge adjustment associated with the extinguished 2019 Notes. This loss was recorded in other expense, net on the unaudited condensed consolidated statements of income.

Additionally, during the third quarter of 2014, the Company called $135.6 million of its 2019 Notes for redemption, which was completed early in the fourth quarter of 2014. These notes were redeemed at par plus a redemption premium and accrued interest. In connection with this redemption, the Company will record a net loss on extinguishment of debt of $3.6 million, consisting of redemption premiums of $7.1 million and a write-off of unamortized debt issuance costs of $2.0 million, partially offset by a $5.5 million credit for the fair value hedge adjustment associated with the extinguished 2019 Notes.

Non-interest bearing notes payable

The Company issued unsecured, interest-free, 5 year term notes (payable annually) with a face value of $17.1 million for certain assets acquired during the third quarter of 2014. The discounted value of the notes issued was $14.8 million (see Note 13).

Short-term debt

The Company has a $300 million secured asset-backed revolving credit facility. Borrowings under this facility bear interest, at the Company's option, at a rate equal to LIBOR or a base rate equal to Bank of America, N.A.'s announced prime rate, in each case plus a spread. The facility expires on March 16, 2017. As of June 28, 2014, no borrowings and $22.7 million of letters of credit were outstanding under this facility.

As of June 28, 2014, certain foreign subsidiaries of the Company had a total of $84 million of short-term borrowing facilities, under which no borrowings were outstanding. These facilities expire at various dates through the second quarter of 2015.

Debt covenants

Other than the Company's secured debt due in 2015, the Company's debt agreements do not contain financial covenants currently applicable to the Company, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. The Company's secured debt due in 2015 requires the Company to maintain a minimum fixed charge coverage ratio during its term. The Company was in compliance with these covenants as of June 28, 2014.

Note 6. Commitments and Contingencies

Litigation and other contingencies. From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of June 28, 2014 and September 28, 2013, the Company had reserves of $21.7 million and $22.2 million, respectively, for certain environmental matters, litigation and other contingencies, excluding reserves for uncertain tax positions, which the Company believes is adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

The Company is subject to various federal, state, local and foreign laws, regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of materials. As of June 28, 2014, the Company has been named in a lawsuit alleging certain of its current and former sites contributed to groundwater contamination. Although it is reasonably possible that the Company may incur a loss in connection with this matter, the amount of loss or range of loss cannot be reasonably estimated. Refer to "Item 1-Legal Proceedings".

Warranty Reserve. The following table presents information with respect to warranty reserves, which are included in accrued liabilities on the unaudited condensed consolidated balance sheets:

	As of
	June 28, 2014	June 29, 2013
	(In thousands)
Beginning balance — end of prior year	$15,136	$14,649
Additions to accrual	5,398	5,447
Utilization of accrual	(5,923)	(6,434)
Ending balance — current quarter	$14,611	$13,662

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

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts (in thousands):

Accrual balance at September 28, 2013	$6,278
Employee severance and benefits	279
Leases and facilities shutdown costs	7,026
Non-cash charges	1,266
Cash paid for employee terminations	(591)
Cash paid for leases and facilities shutdown costs	(7,891)
Non-cash charges	(1,266)
Accrual balance at June 28, 2014	$5,101

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

In March 2014, a foreign tax authority completed its audit of the Company’s 2006 tax return and issued an assessment challenging certain of the Company’s tax positions, most notably intercompany transfer pricing. The Company disagrees with the assessment and is vigorously contesting it through the appropriate administrative procedures. In accordance with the accounting requirements for uncertain tax positions, the Company has concluded that it will more likely than not prevail in all positions based upon their technical merits. The final outcome of this audit cannot be reliably predicted and could materially affect the Company’s financial statements if not resolved in a manner consistent with the Company’s tax positions.
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
The provision for income taxes for the third quarter of 2014 and 2013 was $18.3 million and $8.4 million, respectively, and $46.7 million and $24.3 million for the nine months ended June 28, 2014 and June 29, 2013, respectively. The increase for both the three and nine month periods was primarily due to an increase in pre-tax income, changes in the jurisdictional mix of where income was earned and discrete events including changes in tax law in certain foreign jurisdictions. As a result of tax law and tax rate changes in certain foreign jurisdictions, the Company recorded a benefit of $3.1 million in the first quarter of 2014 related to revaluation of certain deferred tax assets. Additionally, in the third quarter of 2014, the Company recorded tax expense of $3.3 million upon the maturity of certain interest rate swaps.

Note 9. Stockholder's Equity

Accumulated other comprehensive income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	June 28, 2014	September 28, 2013
	(In thousands)
Foreign currency translation adjustments	$104,237	$104,648
Unrealized holding losses on derivative financial instruments	(576)	(4,325)
Unrecognized net actuarial loss and transition cost for benefit plans	(15,057)	(16,022)
Total	$88,604	$84,301

Stock repurchase program

In 2013, the Company's Board of Directors authorized the Company to repurchase up to $100 million of the Company's common stock in the open market or in negotiated transactions off the market. The common stock repurchase program has no expiration date. During the three and nine months ended June 28, 2014, the Company repurchased 0.3 million and 3.1 million shares of its common stock in the open market for $6.0 million and $50.1 million, respectively.

In addition to the program discussed above, the Company repurchased 7,000 and 71,000 shares of its common stock for $0.1 million and $1.2 million, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units during the three and nine months ended June 28, 2014.

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

The following table presents revenue and a non-GAAP measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands)
Gross sales:
IMS	$1,275,159	$1,201,170	$3,571,478	$3,560,789
CPS	390,986	336,699	1,126,460	986,300
Intersegment revenue	(61,418)	(48,655)	(169,001)	(135,288)
Net sales	$1,604,727	$1,489,214	$4,528,937	$4,411,801

Gross profit:
IMS	$85,688	$76,092	$246,309	$212,405
CPS	43,171	39,630	116,152	106,521
Total	128,859	115,722	362,461	318,926
Unallocated items (1)	(1,946)	(1,471)	(5,796)	(7,443)
Total	$126,913	$114,251	$356,665	$311,483

(1) Represents amounts associated with items that management excludes from its measure of gross profit shown above. These items include stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and similar items that either occur infrequently or are of a non-operational nature.

Net sales by geographic segment, determined based on the country in which a product is manufactured, was as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands)
Net sales
United States	$246,900	$275,893	$795,497	$796,458
Mexico	467,324	372,060	1,164,952	1,059,473
China	405,606	364,703	1,145,156	1,130,916
Other international	484,897	476,558	1,423,332	1,424,954
Total	$1,604,727	$1,489,214	$4,528,937	$4,411,801

Percentage of net sales represented by ten largest customers	51.2%	51.4%	49.8%	50.1%
Number of customers representing 10% or more of net sales	—	1	1	1

Note 11. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands, except per share data)
Numerator:
Net income	$20,721	$18,738	$64,662	$40,550

Denominator:
Weighted average common shares outstanding	82,467	83,082	82,988	82,515
Effect of dilutive stock options and restricted stock units	3,768	2,520	3,609	2,304
Denominator for diluted earnings per share	86,235	85,602	86,597	84,819

Net income per share:
—Basic	$0.25	$0.23	$0.78	$0.49
—Diluted	$0.24	$0.22	$0.75	$0.48

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands)
Potentially Dilutive Securities:
Employee stock options	2,522	5,895	3,074	7,368
Restricted stock units	108	3	36	3
Total	2,630	5,898	3,110	7,371

Note 12. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands)
Stock options	$2,433	$2,665	$7,791	$8,039
Restricted stock units	1,805	1,703	5,479	5,337
Total	$4,238	$4,368	$13,270	$13,376

Stock-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands)
Cost of sales	$1,298	$1,471	$3,863	$4,102
Selling, general and administrative	2,916	2,876	9,370	9,175
Research and development	24	21	37	99
Total	$4,238	$4,368	$13,270	$13,376

During the second quarter of 2014, the Company's stockholders approved the reservation of an additional 1.7 million million shares of common stock for future issuance under the Company's 2009 Incentive Plan. As of June 28, 2014, an aggregate of 14.3 million shares were authorized for future issuance under the Company's stock plans, of which 11.2 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3.1 million shares of common stock were available for future grant.

Stock Options

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding as of September 28, 2013	9,562	12.65	5.99	62,825
Granted	641	15.82
Exercised/Cancelled/Forfeited/Expired	(1,371)	12.94
Outstanding as of June 28, 2014	8,832	12.83	5.53	82,771
Vested and expected to vest as of June 28, 2014	8,634	12.86	5.46	80,781
Exercisable as of June 28, 2014	6,887	13.16	4.75	63,273

The weighted-average grant date fair value of stock options granted during the three and nine months ended June 28, 2014 was $8.74 per share and $9.13 per share, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company's closing stock price on the date indicated.

As of June 28, 2014, unrecognized compensation expense of $11.7 million is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Units

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of September 28, 2013	1,768	10.90	2.02	31,052
Granted	1,177	17.05
Vested/Forfeited/Cancelled	(597)	13.86
Outstanding as of June 28, 2014	2,348	13.23	2.24	50,984
Expected to vest as of June 28, 2014	1,232	12.85	1.96	26,741

As of June 28, 2014, unrecognized compensation expense of $16.6 million is expected to be recognized over a weighted average period of 1.8 years. Additionally, as of June 28, 2014, unrecognized compensation expense related to performance-based restricted stock units was $9.1 million. To date, no expense has been recorded for these performance-based restricted stock units as achievement of the performance criteria is not considered probable.

Note 13. Business Combinations

First Quarter of 2014

On December 18, 2013, the Company completed its acquisition of a manufacturing operation in the oil and gas industry. The Company also entered into a master supply agreement with the acquiree in connection with this acquisition. The acquisition increases the Company's precision machining, assembly, integration and test capabilities for the oil and gas industry.

The acquisition did not significantly affect the Company’s results of operations for the three and nine months ended June 28, 2014.
Cash consideration paid by the Company for this acquisition was $54.1 million. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The purchase price was allocated to the acquired assets and liabilities assumed as follows:

(In thousands)
Current assets	$7,343
Noncurrent assets (including tangible assets of $34.7 million)	48,588
Current liabilities	(1,870)
Total	$54,061

Goodwill and identifiable intangible assets are recorded in other non-current assets on the unaudited condensed consolidated balance sheet. Identifiable intangible assets are being amortized to cost of goods sold, primarily over 5 years.

Third Quarter of 2014

On April 28, 2014, the Company completed its acquisition of a manufacturing operation that primarily produces industrial-related products serving multiple end-user markets. The Company also entered into a master supply agreement with the acquiree in connection with this acquisition. The acquisition augments the Company's current manufacturing footprint and technological capabilities for serving this diverse end-user customer base.

The acquisition did not significantly affect the Company’s results of operations for the three months ended June 28, 2014. Total consideration paid for this acquisition was $40.2 million, consisting of $25.4 million of cash and non-interest bearing notes payable with a discounted value of $14.8 million. The purchase price has been allocated based on management's estimate of the acquisition date fair value of each of the tangible and intangible assets and liabilities acquired. Management is in the process of finalizing fair value amounts for certain assets acquired and liabilities assumed. The following represents the Company's preliminary allocation of the purchase price to the acquired assets and liabilities assumed:

(In thousands)
Current assets	$27,376
Noncurrent assets	14,789
Current liabilities	(1,929)
Total	$40,236

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenues or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the expected restructuring costs; any statements regarding our expectations for future interest expense; any statements about future redemptions of debt or repurchases of stock; any statements about the expected results of real property sales; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties contained in or incorporated from Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

Overview

We are a leading independent global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. Our revenue is generated from sales of our services primarily to original equipment manufacturers (OEMs) in the communications networks, computing and storage, multimedia, industrial and semiconductor systems, defense and aerospace, medical, clean technology and automotive industries.

Our operations are managed as two businesses:

1) Integrated Manufacturing Solutions (IMS). IMS is a reportable segment consisting of printed circuit board assembly and test, final system assembly and test, and direct-order-fulfillment.

2) Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane and cable assemblies) and mechanical systems (enclosures, precision machining and plastic injection molding); Products include our Viking memory and solid state drive products, defense and aerospace products from SCI Technology, our Newisys storage products and optical and RF (Radio Frequency) modules; and Services include design, engineering, logistics and repair services.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. These include companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues has been challenging. Additionally, further growing and leveraging our CPS business to improve our operating margins continues to be an integral part of our strategy.

Since the end of 2012, and including $135.6 million of debt redeemed on July 7, 2014, we have reduced our net debt obligations by $302 million, which has resulted in significant interest expense savings. For example, interest expense for the nine months ended June 28, 2014 was $23.4 million, compared to $32.4 million for the same period in 2013. Despite the significant cash outlay required to reduce our debt, our total sources of liquidity have increased $61 million over this same 21-month period to $771 million, primarily attributable to cash generated from operations of $516 million and increased capacity from short-term borrowing facilities of $61 million. In addition to our current sources of liquidity, we believe we have sufficient access to additional sources of capital should the need arise.

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers typically represent approximately 50% of our net sales. One customer represented 10% or more of our net sales for the nine months ended June 28, 2014 and the three and nine months ended June 29, 2013. No customer represented 10% or more of our net sales for the three months ended June 28, 2014.

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

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate the process used to develop estimates for certain reserves and contingent liabilities, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, environmental matters, restructuring, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates.

For a complete description of our critical accounting policies and estimates, refer to our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 27, 2013.

Results of Operations

Key Operating Results

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands)
Net sales	$1,604,727	$1,489,214	4,528,937	4,411,801
Gross profit	$126,913	$114,251	356,665	311,483
Operating income	$53,328	$35,681	138,145	112,941
Net income	$20,721	$18,738	64,662	40,550

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	June 28, 2014	June 29, 2013	Increase/(Decrease)		June 28, 2014	June 29, 2013	Increase/(Decrease)
Communications	$677,496	$717,686	$(40,190)	(5.6)%	$1,977,581	$2,071,774	$(94,193)	(4.5)%
Industrial, defense and medical	579,465	426,282	153,183	35.9%	1,537,885	1,203,332	334,553	27.8%
Computing and storage	195,366	194,183	1,183	0.6%	566,212	619,137	(52,925)	(8.5)%
Multimedia	152,400	151,063	1,337	0.9%	447,259	517,558	(70,299)	(13.6)%
Total	$1,604,727	$1,489,214	$115,513	7.8%	$4,528,937	$4,411,801	$117,136	2.7%

Net sales increased from $1.49 billion in the third quarter of 2013, to $1.60 billion in the third quarter of 2014, an increase of 7.8%. Net sales increased from $4.41 billion for the nine months ended June 29, 2013, to $4.53 billion for the nine months ended June 28, 2014, an increase of 2.7%. For both periods, sales to customers in our industrial, defense, and medical end market increased significantly, primarily as a result of acquisitions and increased demand from existing customers, both for established programs and new program wins. Sales to customers in our communications end market decreased primarily as a result of reduced demand for wireless communications products. For the nine months ended June 28, 2014, sales to customers in our multimedia and computing and storage end markets decreased primarily as a result of reduced demand from existing customers and the wind down of certain customer programs.

Gross Margin

Gross margin increased to 7.9% for the third quarter of 2014, from 7.7% for the third quarter of 2013. Gross margin increased to 7.9% for the nine months ended June 28, 2014, from 7.1% for the nine months ended June 29, 2013. The increase for the three month period was primarily attributable to increased business volume and more favorable product mix in our IMS segment. The increase for the nine month period was primarily attributable to improvement in our IMS segment resulting from addressing inefficiencies associated with new program ramp-ups in 2013 and more favorable product mix.

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

Operating Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased $0.9 million, from $62.1 million, or 4.2% of net sales, in the third quarter of 2013 to $63.0 million, or 3.9% of net sales, in the third quarter of 2014. Selling, general and administrative expenses increased $3.6 million, from $180.9 million, or 4.1% of net sales, for the nine months ended June 29, 2013 to $184.5 million, or 4.1% of net sales, for the nine months ended June 28, 2014. The increase for the nine month period was primarily due to increased incentive compensation expense, partially offset by lower bad debt expense.

Research and Development

Research and development expenses increased from $6.8 million, or 0.5% of net sales, in the third quarter of 2013 to $7.8 million, or 0.5% of net sales, in the third quarter of 2014. Research and development expenses increased from $18.2 million, or 0.4% of net sales, for the nine months ended June 29, 2013 to $24.6 million, or 0.5% of net sales, for the nine months ended June 28, 2014. The increase for both periods was primarily attributable to expenditures on new projects for the computing and storage end market.

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

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts (in thousands):

Accrual balance at September 28, 2013	$6,278
Employee severance and benefits	279
Leases and facilities shutdown costs	7,026
Non-cash charges	1,266
Cash paid for employee terminations	(591)
Cash paid for leases and facilities shutdown costs	(7,891)
Non-cash charges	(1,266)
Accrual balance at June 28, 2014	$5,101

We expect to pay the majority of accrued restructuring costs by the end of 2015.

Gain on Sales of Long-lived Assets

We recognized a gain of $23.4 million for the nine months ended June 29, 2013 from sales of certain properties.

Interest Expense

Interest expense decreased $0.5 million for the three months ended June 28, 2014, compared to the three months ended June 29, 2013. Interest expense decreased $9.1 million for the nine months ended June 28, 2014 compared to the nine months ended June 29, 2013. The decrease for both periods was primarily due to interest savings resulting from the redemption of $257.4 million of our debt in the second quarter of 2013.

Other Expense, net

The following table presents the significant components of other expense, net:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands)
Foreign exchange losses	$(154)	$(1,158)	$(957)	$(2,231)
Loss on extinguishment of debt	(8,192)	—	(8,192)	(1,401)
Loss on interest rate swap dedesignation	—	—	—	(14,903)
Other, net	2,245	1,120	4,552	2,098
Total	$(6,101)	$(38)	$(4,597)	$(16,437)

We had interest rate swaps with an aggregate notional amount of $257 million that were entered into in 2007 to hedge LIBOR-based variable rate interest payments expected to occur through June 15, 2014. During the first quarter of 2013, we determined, based on our intention of redeeming $257 million of our debt due in 2014 ("2014 Notes"), that it was no longer probable that LIBOR-based, variable rate interest payments would occur on $257 million of debt through June 15, 2014. Accordingly, we dedesignated our interest rate swaps in their entirety in the first quarter of 2013 and recorded a charge of $14.9 million to other expense, net, representing the portion of the value of the interest rate swaps previously recorded in accumulated other comprehensive income (AOCI) for which it was no longer probable that LIBOR-based variable rate interest payments would occur.
On June 4, 2014, we redeemed $264.4 million of our outstanding senior notes due 2019 ("2019 Notes") at par plus a redemption premium and accrued interest and recorded a net loss on extinguishment of debt of $8.2 million, consisting of redemption premiums of $14.8 million, a write-off of unamortized debt issuance costs of $3.9 million and third party costs of $0.5 million, partially offset by an $11.0 million credit for the fair value hedge adjustment associated with the extinguished 2019 Notes.
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

In March 2014, a foreign tax authority completed its audit of our 2006 tax return and issued an assessment challenging certain of our tax positions, most notably intercompany transfer pricing. We disagree with the assessment and are vigorously contesting it through the appropriate administrative procedures. In accordance with the accounting requirements for uncertain tax positions, we have concluded that we will more likely than not prevail in all positions based upon their technical merits. The final outcome of this audit cannot be reliably predicted and could materially affect our financial statements if not resolved in a manner consistent with our tax positions.
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
The provision for income taxes for the third quarter of 2014 and 2013 was $18.3 million and $8.4 million, respectively, and $46.7 million and $24.3 million for the nine months ended June 28, 2014 and June 29, 2013, respectively. The increase for both the three and nine month periods was primarily due to an increase in pre-tax income, changes in the jurisdictional mix of where income was earned and discrete events including changes in tax law in certain foreign jurisdictions. As a result of tax law and tax rate changes in certain foreign jurisdictions, we recorded a benefit of $3.1 million in the first quarter of 2014 related to revaluation of certain deferred tax assets. Additionally, in the third quarter of 2014, we recorded tax expense of $3.3 million upon the maturity of certain interest rate swaps.

Liquidity and Capital Resources

	Nine Months Ended
	June 28, 2014	June 29, 2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$198,493	$227,842
Investing activities	(122,631)	(24,571)
Financing activities	72,365	(195,107)
Effect of exchange rate changes on cash and cash equivalents	911	(1,388)
Increase in cash and cash equivalents	$149,138	$6,776

Key Liquidity Performance Measures

	Three Months Ended
	June 28, 2014	September 28, 2013
Days sales outstanding (1)	54	55
Inventory turns (2)	7.0	7.0
Days inventory on hand (3)	52	52
Accounts payable days (4)	62	61
Cash cycle days (5)	44	46

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

Cash and cash equivalents were $552.0 million at June 28, 2014 and $402.9 million at September 28, 2013. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, redemptions and repurchases of debt and capital stock, and other factors. Our working capital was approximately $1.0 billion as of June 28, 2014 and September 28, 2013.

Net cash provided by operating activities was $198.5 million and $227.8 million for the nine months ended June 28, 2014 and June 29, 2013, respectively. Cash flows from operating activities consist of: 1) net income adjusted to exclude non-cash items such as depreciation and amortization, stock-based compensation expense and losses from debt extinguishment and swap dedesignations, and 2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities.

During the nine months ended June 28, 2014, we generated $176.3 million of cash from net income, excluding non-cash items, and also generated $22.2 million of cash from a reduction of net operating assets, resulting primarily from an increase in accounts payable of $116.8 million, partially offset by increases in accounts receivable and inventories of $27.8 million and $64.9 million, respectively. Our DSO and DPO were fairly consistent. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments and purchases, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

Net cash used in investing activities was $122.6 million and $24.6 million for the nine months ended June 28, 2014 and June 29, 2013, respectively. During the nine months ended June 28, 2014, we used $47.4 million of cash for capital expenditures, received proceeds of $5.7 million primarily from the sales of certain properties and paid $80.9 million in connection with business combinations. During the nine months ended June 29, 2013, we used $53.5 million of cash for capital expenditures and received proceeds of $29.0 million primarily from the sales of certain properties.

Net cash provided by (used in) financing activities was $72.4 million and $(195.1) million for the nine months ended June 28, 2014 and June 29, 2013, respectively. During the nine months ended June 28, 2014, we received $373.1 million of net proceeds from the issuance of long-term debt and short-term borrowings, received $16.5 million from termination of interest rate swaps, received $9.6 million of proceeds from issuances of common stock pursuant to stock option exercises, redeemed $264.4 million of long-term debt for $279.6 million and paid $51.3 million for repurchases of common stock, including $1.2 million of cash used for common stock repurchases to fund employee tax withholding obligations. During the nine months ended June 29, 2013, we redeemed $257.4 million of long-term debt, received $53.9 million of net proceeds from short-term borrowings and reduced our restricted cash by $3.3 million.

Other Liquidity Matters

During the third quarter of 2014, we issued $375 million of our Secured Notes. The Secured Notes mature on June 1, 2019 and bear interest at an annual rate of 4.375%. Refer to Note 5 to the condensed consolidated financial statements for additional information regarding these notes. Additionally, we redeemed $264.4 million of our 2019 Notes and called for redemption $135.6 million of these notes. The call was completed on July 7, 2014, at which time our outstanding 2019 Notes were reduced to $100 million. The net effect of these transactions was a $25 million reduction in long term debt.

Since the end of 2012, and including $135.6 million of debt redeemed on July 7, 2014, we have reduced our net debt obligations by $302 million, which has resulted in significant interest expense savings. For example, interest expense for the nine months ended June 28, 2014 was $23.4 million, compared to $32.4 million for the same period in 2013. Despite the significant cash outlay required to reduce our debt, our total sources of liquidity have increased $61 million over this same 21-month period to $771 million, primarily attributable to cash generated from operations of $516 million and increased capacity from short-term borrowing facilities of $61 million. After our debt redemption on July 7, 2014, 90% of our long-term debt does not mature until mid-2019. We may consider early redemptions of our debt in future periods, using either our existing cash or proceeds from additional debt or equity financings.

In March 2013, our Board approved a $100 million stock repurchase program with no expiration date. The timing of repurchases made under the program will depend upon capital needs to support the growth of our business, market conditions and other factors. Although the stock repurchase program is designed to increase stockholder value, purchases of shares made under this program will reduce our liquidity. To date, we have repurchased 3.1 million shares of our common stock in the open market for $50.1 million under this program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” below.

Other than our $40 million loan secured by our corporate headquarters (the “Secured Debt due 2015”), our debt agreements do not contain financial covenants currently applicable to us, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Our Secured Debt due 2015 requires us to maintain a minimum fixed charge coverage ratio during its term. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants would otherwise restrict, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt as well as all amounts payable under our interest rate swaps on such debt, if any, could become immediately due and payable and the incurrence of additional debt under our asset-backed revolving credit facility would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business. As of June 28, 2014, we were in compliance with these covenants.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental and employee matters and examinations by government agencies. As of June 28, 2014, we had accrued liabilities of $21.7 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these accruals will be sufficient to fully satisfy our contingent liabilities.

As of June 28, 2014, we had a liability of $82.3 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

We have entered into, and continue to enter into, various transactions that periodically require collateral. These obligations have historically arisen from customs, import/export, VAT, utility services, debt financing, foreign exchange contracts and interest rate swaps. We have collateralized, and may from time to time collateralize, such obligations as a result of counterparty requirements or for economic reasons. As of June 28, 2014, we had posted collateral of $2.2 million in the form of cash against certain of our collateralized obligations. Cash used for collateral is not available for other purposes.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. Our primary sources of liquidity as of June 28, 2014 included (1) cash of $552.0 million, of which $142.7 million was used to redeem $135.6 million of debt on July 7, 2014; (2) our $300 million asset-backed revolving credit facility, of which $277.3 million, net of outstanding letters of credit and borrowings, was available as of June 28, 2014; (3) foreign short-term borrowing facilities of $84 million, all of which was available as of June 28, 2014; and (4) cash generated from operations. In addition, we are actively marketing a portfolio of surplus real estate with an aggregate list price of approximately $70 million. Proceeds from the sales of properties in this portfolio will provide additional liquidity. However, there can be no assurance as to the amounts that may actually be raised or the exact timing of any such receipts.

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

As of June 28, 2014, 32% of our cash balance was held by our foreign subsidiaries. We expect this percentage to increase upon our redemption of $135.6 million of debt on July 7, 2014. Should we choose or need to remit cash to the United States, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with cash available under our United States credit facility and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 28, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. In addition, there have been no material changes to our contractual obligations or commitments during the nine months ended June 28, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. As of June 28, 2014, we had no short-term investments.

As of June 28, 2014, we had $665.4 million of long-term debt, of which $40 million bears interest at a floating rate, $525.4 million bears interest at a fixed rate and $100 million of fixed rate debt that was converted to variable rate debt on July 7, 2014 through the use of an interest rate swap. Accordingly, our exposure to interest rate risk as of June 28, 2014 results from variable rate long-term debt of $140 million. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts typically have maturities of up to two months and are not designated as part of a hedging relationship in accordance with ASC Topic 815. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the unaudited condensed consolidated statements of income. As of June 28, 2014, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $198.8 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted sales denominated in currencies other than those used to pay for materials and labor, (2) forecasted non-functional currency labor and overhead expenses, (3) forecasted non-functional currency operating expenses, and (4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $103.0 million as of June 28, 2014.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 28, 2014, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Except as provided below, reference is made to the legal proceedings disclosed in Part I, Item 3 of Sanmina’s Annual Report on Form 10-K for the year ended September 28, 2013.

On June 23, 2008, the Orange County Water District filed suit against us and 17 other defendants in California Superior Court for Orange County alleging that the defendants' actions had contaminated groundwater managed by the plaintiff. The complaint sought recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff's control. We have disputed the plaintiff's claims and asserted various defenses. In April 2013, the Superior Court ruled in favor of our motions for summary adjudication dismissing all claims asserted against us in the suit. In July 2013, the Superior Court entered judgment in our favor and in August 2013, the plaintiff appealed this judgment. We anticipate that the Court of Appeal will hear the appeal in early calendar 2015.

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

•
our ability to maintain desired plant operating efficiencies, including achieving acceptable yields, accurately planning production and managing our inventory and fixed assets to avoid high carrying costs and excess working capital;

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

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. We have experienced, and may experience in the future, delays in delivery and shortages of components, which in turn could cause delays in product shipments to customers, result in reduced revenue from and have an adverse effect on our relationship with affected customers, and our reputation generally as a reliable service provider. Component shortages can result in increased component prices which could decrease our gross profit. Component delays and shortages can also result from natural disasters occurring in the regions in which our suppliers operate, such as the earthquake and tsunami in Japan and the widespread flooding in Thailand that occurred during 2011. We may purchase components in advance of our requirements for such components as a result of a threatened or anticipated shortage. In this event, we may incur additional inventory carrying or obsolescence costs, which we may not be able to recover from our customers. Such costs would reduce our margins and net income.

Consolidation in the electronics industry may adversely affect our business by increasing customer buying power and increasing prices we pay for components.

Consolidation in the electronics industry among our customers, our suppliers and/or our competitors may increase as companies combine to achieve further economies of scale and other synergies. Consolidation in the electronics industry could result in a small number of very large electronics companies offering products in multiple sectors of the electronics industry. The significant purchasing and market power of these large companies could decrease the prices paid to us by these customers. In addition, if one of our customers is acquired by another company that does not rely on us to provide EMS services, we may lose that customer's business. Similarly, consolidation among our suppliers could result in a sole or limited source for certain components used in our customers' products. Any such consolidation could cause us to be required to pay increased prices for such components, which would reduce our gross margin and profitability.

We are subject to risks arising from our international operations.

We conduct our international operations primarily in Asia, Latin America, Canada and Europe, and we continue to consider additional opportunities to make foreign acquisitions and establish new foreign facilities. The substantial majority of our net sales are generated through our non-U.S. operations. As a result, we are affected by economic, political and other conditions in foreign countries, including:

•	the imposition of government controls;

•	compliance with United States and foreign laws concerning trade and employment practices;

•	difficulties in obtaining or complying with export license requirements;

•	trade restrictions;

•	changes in tariffs;

•	labor unrest, including strikes, and difficulties in staffing;

•	security concerns;

•	political instability and/or regional military tension or hostilities;

•	inflexible employee contracts or labor laws in the event of business downturns;

•	coordinating communications among and managing international operations;

•	fluctuations in currency exchange rates;

•	currency controls;

•	changes in tax and trade laws that increase our local costs;

•	exposure to heightened corruption risks;

•	aggressive or lax enforcement of local laws by governmental authorities;

•	adverse rulings in regards to tax audits;

•	costs associated with reducing employment or shutting down facilities;

•	misappropriation of intellectual property; and

•	constraints on our ability to maintain or increase prices.

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

During 2013 and 2014 to date, we redeemed net $257.4 million and net $10 million of our long-term debt, respectively, and announced a $100 million stock repurchase program, of which approximately $50 million was spent during the first nine months of 2014. Although redemptions of debt and repurchases of stock improve our financial results, these actions also reduce our liquidity. If we should redeem or repurchase additional debt or stock, our working capital and liquidity would be further reduced. In addition, should we undertake to refinance any of our outstanding long-term debt, there can be no assurance that the terms of such refinancing, particularly the interest rate, would be favorable to us. Should we be forced to replace lower interest rate debt with higher interest rate debt, our interest expense would increase and our net income would be reduced. An aggregate of $140 million of our long-term debt and all of our short-term borrowings bear interest at a variable rate based upon LIBOR, either under the terms of such debt or as a result of interest rate swaps. Interest rates, including LIBOR, can change due to a variety of factors, including governmental debt levels, ratings downgrade of U.S. or other sovereign debt, the pace of economic growth and central bank actions. Should LIBOR increase substantially in the future for any reason, interest payments on our variable interest rate debt would also increase. The counterparty for the interest rate swap on the remaining portion of our 2019 Notes outstanding has the unilateral right to terminate such swap and pay us a market termination fee, in which case we would begin to pay a 7% interest rate on such notes, which rate could be higher than the variable interest rate we currently pay through the swap. Any increase in the interest rates paid by us on our debt would increase our interest expense and lower our net income.

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

We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, discrimination, whistle-blowing, classification of employees and severance payments. Enforcement activity relating to these laws can increase as a result of increased governmental scrutiny, media attention due to violations by other companies, changes in law, political and other factors. Allegations that we have violated such laws in the future could lead to fines from or settlements with federal, state or foreign regulatory authorities or damages payable to employees, which fines could be substantial and which would reduce our net income.

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

We are required to comply with all applicable domestic and foreign export control laws, including the International Traffic in Arms Regulations and the Export Administration Regulations (“EAR”). Some items manufactured by us are controlled for export by the United States Department of Commerce's Bureau of Industry and Security under the EAR. In addition, we are subject to the Foreign Corrupt Practices Act and international counterparts relating to bribery of foreign governments and officials, such as the U.K. Bribery Act. Violation of any of these laws or regulations could result in significant sanctions, including large monetary penalties, suspension or debarment from participation in future business opportunities and export bans, any of which could reduce our future revenue and net income and damage our reputation as a reputable supplier. In addition, defense of any such claim, even if unfounded, would likely be time consuming and expensive to resolve and would divert management's time and attention.

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

We rely on information technology networks and systems, some of which are owned and operated by third parties, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for a variety of functions, including worldwide financial reporting, inventory management, procurement, invoicing and email communications. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. In addition, despite the implementation of network security measures, our systems and those of third parties on which we rely may also be vulnerable to computer viruses, break-ins, malware and similar disruptions. Malware, if surreptitiously installed on our systems and not timely detected and removed, could collect and disclose sensitive information relating to our customers, employees or others, exposing us to legal liability and causing us to suffer reputational damage. If we or our vendors are unable to prevent such outages and breaches, our operations could be disrupted.

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

Finally, we may become involved in administrative proceedings, lawsuits or other proceedings if others allege that we infringe on their intellectual property rights. If successful, such claims could impair our ability to collect royalties or license fees or could force us or our customers to:

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

Such regulations could decrease the availability and increase the prices of components used in our customers' products, particularly if we choose (or are required by our customers) to source such components from different suppliers than we use now. In addition, as our supply chain is large and complex, the compliance process is both time-consuming and costly. We may face reputational challenges with our customers and other stakeholders if we conclude through our due diligence that materials we source originate in the DRC or adjoining countries and benefit armed groups.

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

These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. For example, significant changes to the revenue recognition rules have been enacted and will begin to apply to us in 2018. In addition, accounting policies affecting many other aspects of our business, particularly rules relating to lease accounting, are under review or being revised. Changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, the anticipated convergence of U.S. GAAP and international financial reporting standards creates uncertainty as to the financial accounting policies and practices we will need to adopt in the future.

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

The market price of our common stock is volatile and is impacted by factors other than our financial performance.

The stock market in recent years has experienced significant price and volume fluctuations that have affected our stock price. These fluctuations have often been unrelated to our operating performance. Factors that can cause such fluctuations include announcements by our competitors or other events affecting companies in the electronics industry, currency fluctuations, general market fluctuations and macro economic conditions, any of which may cause the market price of our common stock to fluctuate.

We are subject to risks associated with natural disasters and global events.

We conduct a significant portion of our activities, including manufacturing, administration and information technology management in areas that have experienced natural disasters, such as major earthquakes, hurricanes, floods and tsunamis. For example, in 2011, Japan experienced a major earthquake and tsunami and widespread flooding occurred in Thailand. Our insurance coverage with respect to damages to our facilities or our customers' products caused by natural disasters is limited and is subject to deductibles and coverage limits and, as a result, may not be sufficient to cover all of our losses. For example, our policies do not cover damage due to earthquake. In addition, such coverage may not continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting one or more of our facilities, our operations and management information systems, which control our worldwide procurement, inventory management, shipping and billing activities, could be significantly disrupted. Such events could delay or prevent product manufacturing and shipment for the time required to transfer production or repair, rebuild or replace the affected manufacturing facilities. While we have disaster recovery plans in place, there can be no assurance that such plans will be sufficient to allow our operations to continue in the event of every natural or man-made disaster, pandemic or other extraordinary event. Any extended inability to continue our operations at unaffected facilities following such an event would reduce our revenue and potentially damage our reputation as a reliable supplier.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2013, our Board of Directors authorized us to repurchase up to $100 million of our common stock in the open market or in negotiated transactions off the market. The common stock repurchase program has no expiration date. The table below sets forth information regarding our repurchases of our common stock under this program during the third quarter of 2014.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
Month #1
March 30, 2014 through April 26, 2014	85,400	$17.40	85,400	$54,532,281
Month #2
April 27, 2014 through May 24, 2014	—	$—	—	$54,532,281
Month #3
May 25, 2014 through June 28, 2014	221,800	$20.45	221,800	$49,995,759
Total	307,200	$19.60	307,200	$49,995,759

(1) All months shown are our fiscal months.

Our debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. We were in compliance with these covenants as of June 28, 2014.

Item 6. Exhibits

Exhibit Number	Description

4.1(1)
Indenture, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation, as guarantors, and U.S. Bank National Association, as trustee and as notes collateral agent.

4.2	Form of Note for Sanmina Corporation’s 4.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.1 hereto).

4.3(1)
Security Agreement, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation party thereto as grantors and U.S. Bank National Association, as notes collateral agent.

4.4(1)	First Supplemental Indenture, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation as guarantors and U.S. Bank National Association as trustee.

10.1 (2)
Purchase Agreement, dated as of May 20, 2014, by and among Sanmina Corporation, certain subsidiaries of Sanmina Corporation, as guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers.

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

32.1 (3)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 (3)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

(1)	Incorporated by reference from exhibit to Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2014.

(2)	Incorporated by reference from exhibit to Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on May 21, 2014.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	July 25, 2014

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	July 25, 2014

EXHIBIT INDEX

Exhibit Number	Description

4.1(1)
Indenture, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation, as guarantors, and U.S. Bank National Association, as trustee and as notes collateral agent.

4.2	Form of Note for Sanmina Corporation’s 4.375% Senior Secured Notes due 2019 (incorporated by reference to Exhibit 4.1 hereto).

4.3(1)
Security Agreement, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation party thereto as grantors and U.S. Bank National Association, as notes collateral agent.

4.4(1)	First Supplemental Indenture, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation as guarantors and U.S. Bank National Association as trustee.

10.1 (2)
Purchase Agreement, dated as of May 20, 2014, by and among Sanmina Corporation, certain subsidiaries of Sanmina Corporation, as guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers.

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

32.1(3)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2(3)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

(1)	Incorporated by reference from exhibit to Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2014.

(2)	Incorporated by reference from exhibit to Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on May 21, 2014.

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