Form 10-K
period 2014-09-27
SANMINA CORP
filed 2014-11-13
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2014
or
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,406,953,039 as of March 28, 2014, based upon the last reported sale price of the common stock on the NASDAQ Global Select Market on March 28, 2014.

As of November 5, 2014, the number of shares outstanding of the registrant's common stock was 82,474,561.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant's 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SANMINA CORPORATION

Item 1.  Business

Overview

Sanmina Corporation (“we” or “Sanmina”) is a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. We provide these comprehensive offerings primarily to original equipment manufacturers, or OEMs, in the following industries; communications networks, computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical, energy and clean technology and automotive. The combination of our advanced technologies, extensive manufacturing expertise and economies of scale enables us to meet the specialized needs of our customers. We were originally incorporated in Delaware in May 1989.

Our end-to-end solutions, combined with our global expertise in supply chain management, enable us to manage our customers' products throughout their life cycles. These services include:

•	product design and engineering, including concept development, detailed design, prototyping, validation, preproduction services and manufacturing design release;

•	manufacturing of components, subassemblies and complete systems;

•	final system assembly and test;

•	direct order fulfillment and logistics services;

•	after-market product service and support; and

•	global supply chain management.

We participate in the Electronics Manufacturing Services (EMS) industry and manage our operations as two businesses:

1)
Integrated Manufacturing Solutions (IMS). IMS is a reportable segment consisting of printed circuit board assembly and test, final system assembly and test, and direct-order-fulfillment. This segment generated 79% of our total revenue in 2014.

2)
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane and cable assemblies) and mechanical systems (enclosures, precision machining and plastic injection molding); Products include memory and solid state drive products from our Viking Technology division, defense and aerospace products from SCI Technology, storage products from our Newisys division and optical and RF (Radio Frequency) modules; and Services include design, engineering, logistics and repair services. CPS generated 21% of our total revenue in 2014.

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

We have become one of the largest global manufacturing solutions providers by capitalizing on our competitive strengths including our:

•	end-to-end solutions;

•	product design and engineering resources;

•	vertically integrated manufacturing solutions;

•	advanced component technologies;

•	global manufacturing capabilities, supported by robust IT systems and a global supplier base;

•	customer-focused organization; and

•	expertise in serving diverse end markets.

Industry Overview

EMS companies are the principal beneficiaries of the increased use of outsourced manufacturing services by the electronics and other industries. Outsourced manufacturing refers to an OEM's use of EMS companies to manufacture their products, rather than using internal manufacturing resources. Historically, EMS companies generally manufactured only components or partial assemblies. As the EMS industry has evolved, OEMs have increased their reliance on EMS companies for additional, more complex manufacturing services including design services. Today, EMS companies manufacture and test complete systems and manage the entire supply chains of their customers. Industry-leading EMS companies offer end-to-end services including product design and engineering, manufacturing, final system assembly and test, direct-order-fulfillment and logistics services, after-market product service and support, and global supply chain management.

We believe OEMs will continue to outsource manufacturing because it allows OEMs to:

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

Extending Our Technology Capabilities. We rely on advanced processes and technologies to provide our products, components and vertically integrated manufacturing solutions. We continually improve our manufacturing processes and develop more advanced technologies, providing competitive advantage to our customers. We work with our customers to anticipate their future product and manufacturing requirements and align our technology investment activities with their needs. We use our design expertise to develop product technology platforms that we can customize by incorporating other components and subassemblies to meet the needs of particular OEMs. These technologies enhance our ability to manufacture complex, high-value added products, enhancing our ability to continue to win business from existing and new customers.

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

Promoting New Product Introduction (NPI) and Joint Design Manufacturing (JDM) Solutions. As a result of customer feedback, and our customers' desire to manage research and development expenses, we offer product design services to develop systems and components jointly with our customers. Our NPI services include quick-turn prototyping, supply chain readiness, functional test development and release-to-volume production. In a JDM model, our customers bring market knowledge and product requirements and we bring complete design engineering and NPI services. Our design engineering offerings include product architecture development, detailed design, stimulation, test and validation, system integration, regulatory and qualification services.

Continuing to Penetrate Diverse End Markets. We focus our marketing and sales efforts on major end markets within the technology industry. We target markets we believe offer significant growth opportunities and for which OEMs sell complex products that are subject to rapid technological change because the manufacturing of these products requires higher value-added services. Our approach to our target markets is two-fold: strengthen our significant presence in the communications, computing and storage, and multimedia markets, and also focus on under-penetrated target markets which have not extensively relied upon contract manufacturing companies in the past, including the medical, industrial and semiconductor capital equipment, energy and clean technology, automotive, and defense and aerospace industries. We intend to continue to diversify our business across market segments and customers to reduce our dependence on any particular market or customer.

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

Continuing to Seek Cost Savings and Efficiency Improvements. We seek to optimize our facilities to provide cost-effective services for our customers. We maintain extensive operations in lower cost locations, including Latin America, Eastern Europe, China, Southeast Asia and India, and we plan to expand our presence in these lower cost locations as appropriate to meet the needs of our customers. We believe we are well positioned to take advantage of future opportunities on a global basis as a result of our existing footprint in 25 countries on six continents.

Our Competitive Strengths

We believe our competitive strengths differentiate us from our competitors and enable us to better serve the needs of OEMs. Our competitive strengths include:

End-to-End Solutions. We provide solutions throughout the world to support our customers' products during their entire life cycle, from product design and engineering, through manufacturing, to direct order fulfillment, logistics and after-market product service and support. Our end-to-end solutions are among the most comprehensive in the industry because we focus on adding value before and after the actual manufacturing of our customers' products. These solutions also enable us to provide our customers with a single source of supply for their manufacturing needs, reduce the time required to bring products to market, lower product costs and allow our customers to focus on those activities in which they expect to add the highest value. We believe that our end-to-end solutions allow us to develop closer relationships with our customers and more effectively compete for their future business.

Product Design and Engineering Resources. We provide product design and engineering services for new product designs, cost reductions and Design-for-Manufacturability/Assembly/Test/etc. (DFx) reviews. Our engineers work with our customers during the complete product life cycle. Our design and NPI centers provide turnkey system design services including: electrical, mechanical, thermal, software, layout, simulation, test development, design verification, validation, regulatory compliance and testing services. We design high-speed digital, analog, radio frequency, mixed-signal, wired, wireless, optical and electro-mechanical modules and systems.

Our engineering engagement models include Joint Design Manufacturing (JDM), Contract Design Manufacturing (CDM) and consulting engineering for DFx, Value Engineering (cost reduction re-design), and design for global environmental compliance regulations such as the European Union's Restrictions of Hazardous Substances (RoHS) and Waste Electrical and Electronic Equipment (WEEE). We focus on industry segments that include communications networks, computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical, energy and clean technology and automotive. System solutions for these industry segments are supported by our vertically integrated component technologies, namely, printed circuit boards, backplanes, enclosures, cable assemblies, precision machining, plastics and die castings, memory modules, and optical, RF and microelectronics modules.

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

Vertically Integrated Manufacturing Solutions. We provide a range of vertically integrated manufacturing solutions including high-technology components, new product introduction and test development services. These services are provided in every major region worldwide, with design and prototyping close to our customer’s product development centers. Our customers significantly benefit from our experience in these areas including product cost reduction, minimization of assets deployed for manufacturing, time-to-market and a simplified supply chain. Key system components we manufacture include high-technology printed circuit boards and printed circuit board assemblies, backplanes and backplane assemblies, enclosures, cable assemblies, precision machined components, optical and RF modules and memory modules. All of these components and sub-assemblies are integrated into a final product or system, configured and tested to our customer’s or the end-customer’s specifications and delivered to the final point of use, with Sanmina managing the entire supply chain. By manufacturing system components and subassemblies ourselves, we enhance continuity of supply and reduce costs for our customers. In addition, we are able to have greater control over the supply chain of our customers' products and retain incremental profit opportunities.

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

Advanced Component Technologies. We provide advanced component technologies which we believe allow us to differentiate ourselves from our competitors. These advanced technologies include the fabrication of complex printed circuit boards, backplanes, enclosures, precision machining, plastics and die cast components. For example, we produce some of the most advanced printed circuit boards and backplanes in the world, with up to 70 layers and process capabilities including a range of low signal loss, high performance materials, buried capacitors and resistors, high-density interconnects and micro via technology. We also manufacture high-density flex and rigid-flex printed circuit boards with up to 30 layers and 8 transition layers in support of defense and aerospace markets along with high-end medical electronics.

Our printed circuit board assembly technologies include micro ball grid arrays, chip scale packages, fine-pitch discretes and small form factor radio frequency and optical components, chip on board, as well as advanced packaging technologies used in high pin count application for specific integrated circuits and network processors. We use innovative design solutions and advanced metal forming techniques to develop and fabricate high-performance indoor and outdoor chassis, enclosures, racks and frames. Our assembly services use advanced technologies including precision optical alignment, multi-axis precision stages and machine vision technologies. We use sophisticated procurement and production management tools to effectively manage inventories for our customers and ourselves. We also have developed build-to-order (BTO) and configure-to-order (CTO) systems and processes that enable us to manufacture and ship finished systems within 48 to 72 hours after receipt of an order. We utilize a centralized Technology Council to coordinate the development and introduction of new technologies to meet our customers' needs in various locations and to increase technical collaboration among our facilities and divisions.

Global Manufacturing Capabilities. Most of our customers compete and sell their products on a global basis. As such, they require global solutions that include regional manufacturing for selected end markets, especially when time to market, local manufacturing or content and low cost solutions are critical objectives. Our global network of facilities in 25 countries provides our customers a combination of sites to maximize both the benefits of regional and low cost manufacturing solutions and repair services. Our repair partners are located in an additional 22 countries.

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

We purchase large quantities of electronic components and other materials from a wide range of suppliers. Our primary supply chain goal is to consolidate our global spend to create the synergy and leverage to drive our supply base for better cost competitiveness, more favorable terms and leading-edge supply chain solutions. As a result, we often receive more favorable terms and supply chain solutions from suppliers, which can enable us to provide our customers with greater total cost reductions than they could obtain themselves. Our strong supplier relationships often enable us to obtain electronic components and other materials that are in short supply as well as provide us the necessary support to optimize the use of our inventories.

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

Expertise in Serving Diverse End Markets. We have experience in serving our customers in the communications networks, computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical, energy and clean technology and automotive markets. Our diversification across end markets reduces our dependence upon any one customer or segment. In order to cater to the specialized needs of customers in particular market segments, we have dedicated personnel, and in some cases facilities, with industry-specific capabilities and expertise. We also maintain compliance with industry standards and regulatory requirements applicable to certain markets including, among others, the medical and defense and aerospace sectors.

Our Products and Solutions

We offer our OEM customers a diverse set of products and solutions with a focus on wireless, wireline and optical communications and network infrastructure equipment, such as switches, routers and base stations, computing and storage systems, defense and commercial avionics and communications, medical imaging, diagnostic and patient monitoring systems, digital satellite set-top boxes, point-of-sale, gaming systems, semiconductor tools for metrology, lithography, dry and wet processing, industrial products including large format printers and automated teller machines, energy and clean technology products such as solar and wind products, fuel cells, LED lighting, smart meters and battery systems. These products may require us to use some or all of our end-to-end solutions including design, component technologies and logistics and repair services.

Integrated Manufacturing Solutions includes:

Printed Circuit Board Assembly and Test. Printed circuit board assembly involves attaching electronic components, such as integrated circuits, capacitors, microprocessors, resistors and memory modules, to printed circuit boards. The most common technologies used to attach components to printed circuit boards employ surface mount technology (SMT) and pin-through-hole assembly (PTH). SMT is an automated assembly system that places and solders components to the printed circuit board. In PTH, components are inserted into holes punched in the circuit board. Another method is press-fit-technology, in which components are pressed into connectors affixed to the printed circuit board. We use SMT, PTH, press-fit and other attachment technologies that are focused on miniaturization and increasing the density of component placement on printed circuit boards. These technologies, which support the needs of our customers to provide greater functionality in smaller products, include chip-scale packaging, ball grid array, direct chip attach and high density interconnect. We perform in-circuit and functional testing of printed circuit board assemblies. In-circuit testing verifies all components are properly inserted, attached and the electrical circuits are complete. We perform functional tests to confirm the board or assembly operates in accordance with its final design and manufacturing specifications. We either design and procure test fixtures and develop our own test software, or we use our customers' test fixtures and test software. In addition, we provide environmental stress tests of the board or assembly that are designed to confirm that the board or assembly will meet the environmental stresses, such as heat, to which it will be subject.

Final System Assembly and Test. We provide final system assembly and test in which assemblies and modules are combined to form complete, finished products. Products for which we currently provide final system assembly and test include wireless base stations, wireline communications switches, optical networking products, high-end servers, industrial and automotive products, LED lighting fixtures, multimedia devices, diagnostic medical equipment, internet-protocol communication systems, set-top boxes and computing and storage. We often integrate Sanmina-manufactured printed circuit board assemblies with enclosures, cables and memory modules. Our final assembly activities also may involve integrating components and modules that others manufacture. The complex, finished products we produce typically require extensive test protocols. We offer both functional and environmental test services. We also test products for conformity to applicable industry, product integrity and regulatory standards. Our test engineering expertise enables us to design functional test processes that assess critical performance elements including hardware, software and reliability. By incorporating rigorous test processes into the manufacturing process, we can help assure our customers that their products will function as designed.

Direct-Order-Fulfillment. We provide direct-order-fulfillment for our OEM customers. Direct-order-fulfillment involves receiving customer orders, configuring products to quickly fill the orders and delivering the products either to the OEM, a distribution channel, such as a retail outlet, or directly to the end customer. We manage our direct-order-fulfillment processes using a core set of common systems and processes that receive order information from the customer and provide comprehensive supply chain management including procurement and production planning. These systems and processes enable us to process orders for multiple system configurations and varying production quantities including single units. Our direct-order-fulfillment services include BTO and CTO capabilities: in BTO, we build a system with the particular configuration ordered by the OEM customer; in CTO, we configure systems to an end customer's order, for example by installing software desired by the end customer. The end customer typically places this order by choosing from a variety of possible system configurations and options. Using advanced manufacturing processes and a real-time warehouse management and data control system on the manufacturing floor, we can meet a 48 to 72 hour turn-around-time for BTO and CTO requests. We support our direct-order-fulfillment services with logistics that include delivery of parts and assemblies to the final assembly site, distribution and shipment of finished systems and processing of customer returns. Our systems support direct-order-fulfillment for a variety of products, such as servers, workstations, set-top boxes and medical devices.

Components, Products and Services includes:

Product Design and Engineering. Our design and engineering groups provide customers with comprehensive services from initial product design and detailed product development to prototyping and validation, production launch and end-of-life support for a wide range of products covering all our market segments. These groups complement our vertically integrated manufacturing capabilities by providing component level design services for printed circuit boards, backplanes and a variety of electro-mechanical systems. Our offerings in design engineering include product architecture, detailed development, simulation, test and validation, integration and regulatory and qualification services, while our NPI services include quick-turn prototypes, functional test development and release-to-volume production. We also offer post manufacturing and end-of-life support including repair and sustaining engineering support thru our Global Services division. We can also complement our customer's design team with our unique skills and services, which can be used to develop custom , high performance products that are manufacturable and cost optimized to meet product and market requirements. Such engineering services can help in improving the customer’s time to market objectives.

Printed Circuit Boards. We have the ability to produce multilayer printed circuit boards on a global basis with high layer counts and fine line circuitry. We have also developed several proprietary technologies and processes which improve electrical performance, connection densities and reliability of printed circuit boards. Our ability to support NPI and quick-turn fabrication followed by manufacturing in both North America and Asia allows our customers to accelerate their time-to-market as well as their time-to-volume. Standardized processes and procedures make transitioning of products easier for our customers. Our technology roadmaps provide leading-edge capabilities and high yielding processes. Our engineering teams are available on a world-wide basis to support designers in Design for Manufacturability (DFM) analysis and assemblers with field applications support.

Printed circuit boards are made of fiberglass/resin- laminated material layers and contain copper circuits which interconnect and transmit electrical signals among the components that make up electronic devices. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together in the printed circuit board along with adding layers and via hole structures. We are currently capable of efficiently producing printed circuit boards with up to 70 layers and circuit trace widths as narrow as two mils (50 micron) in production volumes. Specialized production equipment along with an in-depth understanding of high performance laminate materials allow for fabrication of some of the largest form factor and highest speed (frequencies in excess of 25 gigahertz or GHz) backplanes available in the industry.

Backplanes and Backplane Assemblies. Backplanes are very large printed circuit boards that serve as the backbones of sophisticated electronics products, such as internet routers. Backplanes provide interconnections for printed circuit board assemblies, integrated circuits and other electronic components. We fabricate backplanes in our printed circuit board plants. Backplane fabrication is significantly more complex than printed circuit board fabrication due to the large size and thickness of the backplanes. We manufacture backplane assemblies by press-fitting high density connectors into plated through-holes in the bare backplane. In addition, many of the newer, advanced technology backplanes require SMT attachment of passive discrete components as well as high-pin count ball grid array packages. These advanced assembly processes require specialized equipment and a strong focus on quality and process control. We also perform in-circuit and functional tests on backplane assemblies. We have developed proprietary technology and “know-how” which enable backplanes to run at data rates in excess of 10 Gbps. We currently have capabilities to manufacture backplanes with greater than 60 layers in sizes of 26x40 or 22x52 inches and up to 0.5 inches in thickness, using a wide variety of high performance laminate materials. These are among the largest and most complex commercially manufactured backplanes. We are one of a limited number of manufacturers with these capabilities.

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

We manufacture a broad range of enclosures for a wide range of products including multimedia products, set-top boxes, medical equipment, storage and servers, to large and highly complex mechanical systems, such as those used in indoor and outdoor wireless base station products and high precision vacuum chambers for the semiconductor industry.

Our mechanical systems expertise is readily accessible at several of our state-of-the-art facilities worldwide. Our operations provide metal fabrication by soft tools, high-volume metal stamping and forging by hard tools with stage and progressive tools, plastic injection molding, aluminum die-casting, robotic welding capabilities, powder coating, wet painting, plating, cleaning processes and leading precision machining capabilities.

We also offer a suite of world-class precision machining services in the U.S, Mexico and China. We use advanced numerically controlled machines enabling the manufacture of components to very tight tolerances and the assembly of these components in clean environments. Capabilities include complex medium- and large-format mill and lathe machining of aluminum, stainless steel, plastics, ferrous and nonferrous alloys and exotic alloys. We also have helium and hydrostatic leak-test capabilities. By leveraging our established supply chain, we do lapping, plating, anodizing, electrical discharge machining (EDM), heat-treating, cleaning, laser inspection, painting and packaging. We have dedicated facilities supporting machining and complex integration with access to a range of state-of-the-art, computer-controlled machining equipment that can satisfy rigorous demands for production and quality. This includes fully automated “lights-out” machinery that continues production in the absence of human operators. With some of the largest horizontal milling machines in the U.S., we are a supplier of vacuum chamber systems for the semiconductor, flat-panel display, LED equipment, industrial and AS9100-certified, aerospace markets.

Viking Technology. Viking is a global supplier of Non-Volatile Memory, Solid State Drives (SSD), DRAM Modules, high-density Stacking Solutions, and complex sub-system solutions. As a pioneer in memory technologies for over two decades, Viking’s most recent development is with NVDIMM (Non-Volatile DIMMs) technology.

ArxCis-NV™ is an NVDIMM that delivers I/O performance acceleration to storage appliances, data security to virtual machines and enables increased endurance SSDs deployed in a tiered storage environment. Viking is advancing the non-volatile / persistent memory ecosystem with multiple OEM deployments of this technology.

In addition, Viking also offers Enterprise Class & Industrial Grade SSDs available across a wide portfolio of standard and OEM customized form-factors (2.5”, 1.8” SlimSATA, mSATA, SATADIMM™, SATACube, DFC and eUSB). Also in their portfolio, Viking supports the broadest range of DDR4, DDR3, DDR2, DDR and SDRAM modules; from High-Density to Small-Form Factor with Error Checking and Correction (ECC Memory).

Viking serves OEM customers in the Enterprise, Network Infrastructure, Embedded, and Defense and Aerospace markets and continues to deliver high technology solutions that optimize the value and performance of our customers’ applications.

SCI Technology Inc. (SCI) - Defense and Aerospace. SCI has been providing engineering services, products and manufacturing solutions to the global defense and aerospace industry for more than five decades. SCI offers mission-critical products for aircraft systems, tactical communications and nuclear and radiation detection and monitoring, as well as fiber optics capabilities for use in a variety of applications.

Our customers include U.S. government agencies, U.S. allies and major defense and aerospace prime contractors. We also have the infrastructure to support the stringent certifications, regulations, processes and procedures required by these customers.

Newisys. Newisys designs and manufactures both standard and custom storage and server products, including mass storage for high performance cloud, streaming video applications and bulk and backup storage products. Newisys provide complete rack scale solutions to customers.

Optical and RF Components and Modules. Optical and Radio frequency (RF) components are the key building blocks of many systems. We produce both passive and active components as well as modules. RF and Optical modules are integrated subsystems that use a combination of industry standard and/or custom components, interconnected using microelectronic and micro-optic technologies to achieve a unique function. Based on our microelectronic design and manufacturing technologies, we provide RF and optical components, modules and systems for customers in the telecommunications, networking, medical, industrial, military and aerospace markets. Our experience in RF and optical communications and networking products spans long-haul/ultra-long-haul and metro regions for transport/transmission, as well as access and switching applications, including last-mile solutions. In the medical market, we develop and manufacture optically-based products such as blood analyzers and food contamination analyzers as well as specialized spectrometers. We are currently supplying product to the 10G, 40G and 100G optical marketplace based on our optical and RF technologies. Our service offerings for optical customers are designed to deliver end-to-end solutions with special focus on product design and industrialization, optical and RF component, module and blade manufacturing, as well as system integration and test.

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

Focusing on highly complex and mission-critical products and processes, we support the logistics and repair needs of customers in the medical, communications, computing & storage, defense and aerospace and multimedia markets worldwide. Through our operational infrastructure of more than 29 locations and repair partners in an additional 22 countries, we provide a wide range of services including direct-order-fulfillment, configure-to-order, supplier, inventory and warranty management, reverse logistics, repair, asset recovery, sustaining engineering, test development and end-of-life management to embrace the most unique needs of our customers.

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

Our End Markets

We target markets that we believe offer significant growth opportunities and for which OEMs sell complex products that are subject to rapid technological change. We believe that markets involving complex, rapidly changing products offer opportunities to produce products with higher margins because they require higher value-added manufacturing services and may also include our advanced vertically integrated components. Our approach to our target markets is two-fold; we intend to strengthen our significant presence in the communications networks and computing and storage markets, while also focusing on under-penetrated target markets which have not extensively relied upon EMS companies in the past, including the medical, automotive, industrial and semiconductor capital equipment, defense and aerospace, energy and clean technology industries. Our diversification across market segments and customers helps mitigate our dependence on any particular market or customer.

Communications Networks: Wireless and Wireline Access, Optical and Wireline Routing, Switching, Transmission and Enterprise Networking. In the communications sector, we focus on infrastructure equipment including wireless and wireline access, radio frequency (RF) filters, switching, routing and transmission systems, optical networking and transmission and enterprise networking systems. Our product design and engineering staff has extensive experience designing and industrializing advanced communications products and components for these markets. Products we manufacture include wireless base stations, remote radio heads, point-to-point microwave systems and other backhaul solutions, satellite receivers and various radio frequency appliances, optical switches and transmission hardware as well as switches, and core, service and edge routers among others. We also design and manufacture optical, RF and microelectronic components which are key elements in many of these products.

Computing and Storage. We provide comprehensive design and manufacturing solutions, as well as BTO and CTO services to the computing and storage market. We tightly couple our vertically integrated supply chain with manufacturing and logistics allowing for assembly and distribution of products all over the world. Our vertical integration capabilities include racks, enclosures, cables, complex multi-layer printed circuit boards, printed circuit assemblies and backplanes and fiber optics. In addition, we have designed and developed some of the most compact and powerful storage modules available on the market today which we have coupled with our global, vertically integrated supply chain to deliver some of the most compelling computing and storage solutions to the data storage industry.

Multimedia. We manufacture digital set-top boxes, point of sale equipment, casino gaming equipment, digital home gateways, professional audio-video equipment, a variety of touch-screen-operated equipment and internet connected entertainment devices. For our multimedia OEM customers, we manage the production process including product design and engineering, test development, supply chain management, manufacturing of printed circuit boards and assemblies, final system assembly and test, direct-order-fulfillment, BTO and CTO, and repair services.

Industrial and Semiconductor Capital Equipment. Our expertise in manufacturing highly complex systems includes production of industrial and semiconductor capital equipment, front-end environmental chambers, industrial controllers and test equipment, inspection and public safety equipment. We manufacture sub-assemblies for machine-control units, such as high-speed machining tools, liquid management equipment and complex hydraulic-electro-mechanical systems, for applications such as industrial-grade printing and liquid dispensing. We also have significant experience in manufacturing highly complex systems such as process chambers, photolithography tools, etch tools, wafer handling systems, flat panel display test and repair equipment, chem-mech planarization tools, optical inspection and x-ray equipment, explosive detection equipment, and large format printing plate machines as well as full design and manufacturing of precision frames for all capital equipment.

We have facilities for the assembly of large / complex electro-mechanical, thermal and liquid-management equipment for applications including ATMs, beverage dispensing, cash-counting and management systems, mechanical patient tables and industrial printers.

Defense and Aerospace. We offer our end-to-end services to the defense and aerospace industry. We design and manufacture a comprehensive range of defense and aerospace products including avionics systems and processors, cockpit and wireless communications systems, tactical and secure network communications systems, radar subsystems, nuclear and radiation detection systems for homeland defense and fiber-optic systems. We believe our experience in serving the defense and aerospace industry, as well as our product design and engineering capabilities, represent our key competitive strengths.

Medical. We provide comprehensive manufacturing and related services to the medical industry including design, logistics and regulatory services. The manufacturing of products for the medical industry often requires compliance with domestic and foreign regulations including the Food and Drug Administration's (FDA's) quality system regulations and the European Union's medical device directive. In addition to complying with these standards, our medical manufacturing facilities comply with ISO 13485-2012 (formerly EN 46002) and ISO 9001:2000. We manufacture a broad range of medical devices including blood glucose meters, computed tomography scanner assemblies, respiration systems, blood analyzers, cosmetic surgery systems, ultrasound imaging systems and a variety of patient monitoring equipment.

Energy and Clean Technology. We are committed to serving companies leading the energy and clean technology revolution in the oil and gas, solar, wind, fuel cell, battery systems, LED lighting fixtures, including indoor, outdoor, industrial-grade and construction lighting products, as well as, smart infrastructure industries. We leverage traditional electronics manufacturing services (EMS) for clean technology customers in areas related to power electronics, control and distribution, smart meters and full-system integration. Beyond traditional EMS, our extensive range of electro-mechanical design and complex system manufacturing capabilities are an excellent fit across all clean technology segments. Our design and manufacturing operations are strategically located in close proximity to clean technology business hubs.

 Automotive. In the automotive industry, we manufacture different types of sensors, controllers, engine control units, radios, heating ventilation and air-conditioning (HVAC) control heads and blower modules, a wide array of LED (Light Emitting Diode) interior and exterior light fixtures and assemblies, audio/video entertainment systems, as well as cables for entertainment solutions. We also provide design support, product and process qualification, manufacturing, supply chain management, supplier quality assurance and end-of-life services. All of our automotive facilities are TS 16949 certified and produce printed circuit boards, printed circuit board assemblies and cables, and final systems.

Customers

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented approximately 50% of our net sales in 2014, 2013 and 2012. In 2013 and 2012, Alcatel-Lucent represented more than10% of our net sales. No single customer represented more than 10% of our net sales in 2014.

We seek to establish and maintain long-term relationships with our customers. Historically, we have had substantial recurring sales from existing customers. We seek to expand our customer base through our marketing and sales efforts as well as acquisitions. We have been successful in broadening relationships with customers by providing vertically integrated products and services as well as multiple products and services in multiple locations.

We typically enter into supply agreements with our major OEM customers with terms ranging from three to five years. Our supply agreements with our OEM customers generally do not obligate the customer to purchase minimum quantities of products. However, the customer is typically liable for the cost of the materials and components we have ordered to meet their production forecast but which are not used, provided that the material was ordered in accordance with an agreed-upon procurement plan. In some cases, the procurement plan contains provisions regarding the types of materials for which our customers will assume responsibility. Our supply agreements generally contain provisions permitting cancellation and rescheduling of orders upon notice and, in some cases, are subject to cancellation and rescheduling charges. Order cancellation charges vary by product type, depending how far in advance of shipment a customer notifies us of an order cancellation. In some circumstances, our supply agreements with customers provide for cost reduction objectives during the term of the agreement, which can have the effect of reducing revenue and profitability from these arrangements.

We generally do not obtain firm, long-term commitments from our customers under supply agreements. As a result, customers can cancel their orders, change production quantities or delay orders. Uncertain economic conditions and our general lack of long-term purchase commitments with our customers make it difficult for us to accurately predict revenue over the long-term. Even in those cases in which customers are contractually obligated to purchase products from us or repurchase unused inventory from us that we have ordered for them, we may elect not to immediately enforce our contractual rights because of the long-term nature of our customer relationships or for other business reasons and may instead negotiate accommodations with customers regarding particular situations.

Seasonality

Seasonality in our business has historically been driven by customer and product mix, particularly in the end markets which our customers serve, with the first half of our fiscal year generally having the lowest revenue levels. However, we cannot predict whether this pattern will continue.

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

Competition

For our integrated manufacturing solutions business, we face competition from other major global EMS companies such as Benchmark Electronics, Inc., Celestica, Inc., Flextronics International Ltd., Jabil Circuits, Inc., and Plexus Corp. Our components, products and services business faces competition from EMS and non-EMS companies that often have a regional product, service or industry-specific focus. In addition, our potential customers may also compare the benefits of outsourcing their manufacturing to us with the merits of manufacturing products themselves.

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

Intellectual Property

We hold U.S. and foreign patents and patent applications relating to, among other things, printed circuit board manufacturing technology, enclosures, cables, memory modules, optical technology and computing (servers and storage). For other proprietary processes, we rely primarily on trade secret protection. A number of our patents have expired or will expire in the near term. The expiration and abandonment of patents reduces our ability to assert claims against competitors or others who use similar technologies and to license such patents to third parties. We have registered certain trademarks and pending trademark applications in both the U.S. and internationally.

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

Although the electronics assembly process generates significantly less wastewater than printed circuit board fabrication, it can generate lead dust. Upon vacating a facility, we are responsible for remediating the lead dust from the interior of the manufacturing facility. Although there are no applicable standards for lead dust remediation in manufacturing facilities, we endeavor to remove the residues. To date, lead dust remediation costs have not been material to our results of operations. We also monitor for airborne concentrations of lead in our buildings and are unaware of any significant lead concentrations in excess of the applicable OSHA or other local standards.

We have a range of corporate programs that aim to reduce the use of hazardous materials in manufacturing. We developed corporate-wide standardized environmental management systems, auditing programs and policies to enable better management of environmental compliance activities. For example, almost all of our manufacturing facilities are also certified under ISO 14001, a set of standards and procedures relating to environmental compliance management. In addition, the electronics industry must adhere to the European Union's Restrictions of Hazardous Substances (RoHS) and Waste Electrical and Electronic Equipment (WEEE) directives which have been in effect since July 2005 and have been recently updated. Parallel initiatives have been adopted in other jurisdictions throughout the world, including several states in the U.S. and the Peoples' Republic of China. RoHS limits the use of lead, mercury and other specified substances in electronics products. WEEE requires producers to assume responsibility for the collection, recycling and management of waste electronic products and components. We implemented procedures intended to ensure our manufacturing processes are compliant with RoHS and the European Union's Registration, Evaluation and Authorization of Chemicals (REACH) legislation, when required. WEEE compliance is primarily the responsibility of OEMs.

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

Due to certain acquisitions, we have incurred liabilities associated with environmental contamination. These include ongoing investigation and remediation activities at a number of current and former sites, including several in Orange County, California; Owego, New York; Derry, New Hampshire; and Brockville, Ontario. In addition, we have been named in a lawsuit alleging operations at our current and former facilities in Orange County, California contributed to groundwater contamination. There are some sites, including our acquired facility in Gunzenhausen, Germany, that are known to have groundwater contamination caused by a third-party, and that third-party has provided indemnification to us for the liability. However, in certain situations, third-party indemnities may not be effective to reduce our liability for environmental contamination.

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

Employees

As of September 27, 2014, we had 43,101 employees, including 9,368 temporary employees. None of our U.S. employees are represented by a labor union. In some international locations, our employees are represented by labor unions on either a national or plant level or are subject to collective bargaining agreements.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, position and age of our current executive officers and their ages as of September 27, 2014.

Name	Age	Position
Jure Sola	63	Chairman of the Board and Chief Executive Officer
Robert Eulau	52	Executive Vice President and Chief Financial Officer
Charles Kostalnick	48	Executive Vice President and Chief Business Officer
Dennis Young	63	Executive Vice President of Worldwide Sales and Marketing
Alan Reid	51	Executive Vice President of Global Human Resources

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

Charles Kostalnick has served as our Executive Vice President and Chief Business Officer since September 2013. Prior to joining us, he was the Senior Vice President, Avnet Embedded, of Avnet, Inc, a distributor of electronic components, computer products and embedded technology, from July 2010 to September 2013. Previously, he was President of North America Distribution and held other leadership roles at Bell Microproducts, Inc. (acquired by Avnet, Inc. in July 2010), a distributor of storage products and systems, computer products and peripherals, from October 2005 to July 2010. Prior to Bell Microproducts, Mr. Kostalnick held various roles at Arrow Electronics, including Vice President of Sales, OEM Computing Solutions, Area Director and Regional Director, from March 2000 to October 2005.

Dennis Young has served as our Executive Vice President of Worldwide Sales and Marketing since March 2003. Prior to joining us, Mr. Young was Senior Vice President of Sales from May 2002 to March 2003 and Vice President of Sales, from March 1998 to May 2002, of Pioneer-Standard Electronics, a provider of industrial and consumer electronic products.

Alan Reid has served as our Executive Vice President of Global Human Resources since October 2012. Mr. Reid has held various roles at Sanmina, including Senior Vice President of Global Human Resources and Human Resources Director of EMEA, from July 2001 to October 2012. Prior to joining us, he was Group Human Resources Manager at Kymata Ltd., an optoelectronic technology startup from June 2000 to July 2001. Prior to Kymata, Mr. Reid held various roles in operations and human resources with The BOC Group PLC. (British Oxygen Company), a global industrial gases and engineering company, from September 1986 to June 2000.

Item 1A. Risk Factors

Adverse changes in the key end markets we target could harm our business by reducing our sales.

We provide products and services to companies that serve the communications networks, computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical, energy and clean technology and automotive industries. Adverse changes in any of these markets could reduce demand for our customers' products or make these customers more sensitive to the cost of our products and services, either of which could reduce our sales, gross margins and net income. A number of factors could affect any of these industries in general, or our customers in particular, and lead to reductions in net sales, thus harming our business. These factors include:

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

We realize a substantial portion of our revenues from communications equipment customers. This market is highly competitive, particularly in the area of price. Should any of our larger customers in this market fail to effectively compete with their competitors, they could reduce their orders to us or experience liquidity difficulties, either of which could have the effect of reducing our revenue and net income, perhaps substantially. Revenue from our multimedia business, which is driven primarily by sales of set-top boxes, could decline as more content is delivered over the internet or through alternative methods and not through set-top boxes, particularly in the U.S. or Europe. In addition, in the case of our defense business, United States budget actions could cause a reduction or delay in orders placed by the government or defense contractors for products manufactured by SCI, our defense and aerospace division. Since such products carry higher margins than many of our other products and services, such a decrease could disproportionately reduce our gross margin and profitability. There can be no assurance that we will not experience declines in demand in these or other areas in the future.

Our customers could experience credit problems, which could reduce our future revenues and net income.

Some companies in the industries for which we provide products have previously experienced significant financial difficulty, with a few of the participants filing for bankruptcy. Such financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand from these financially distressed customers, the lengthening of customer payment terms, the potential inability of these companies to make full payment on amounts owed to us or to purchase inventory we acquired to support their businesses. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy laws.

We are subject to risks arising from our international operations.

The substantial majority of our net sales are generated through our non-U.S. operations. As a result, we are affected by economic, political and other conditions in the foreign countries in which we do business, including:

•	the imposition of government controls;

•
compliance with United States and foreign laws concerning trade (including the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the Foreign Corrupt Practices Act (“FCPA”);

•	difficulties in obtaining or complying with export license requirements;

•	changes in tariffs;

•	rising labor costs;

•	compliance with foreign labor laws, which generally provide for increased notice, severance and consultation requirements compared to U.S. laws;

•	labor unrest, including strikes, and difficulties in staffing;

•	security concerns;

•	political instability and/or regional military tension or hostilities;

•	inflexible employee contracts or labor laws in the event of business downturns;

•	coordinating communications among and managing international operations;

•	fluctuations in currency exchange rates;

•	currency controls;

•	changes in tax and trade laws that increase our local costs;

•	exposure to heightened corruption risks;

•	aggressive or lax enforcement of local laws by governmental authorities;

•	adverse rulings in regards to tax audits; and

•	misappropriation of intellectual property.

Our operations in certain foreign locations receive favorable income tax treatment in the form of tax holidays or other incentives. In the event that such tax holidays or other incentives are not extended, are repealed, or we no longer qualify for such programs, our taxes may increase, which could reduce our net income.

Additionally, a portion of our worldwide cash reserves are generated by, and therefore held in, foreign jurisdictions. Some jurisdictions restrict the amount of cash that can be transferred to the United States or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our United States operations, we may incur significant taxes to repatriate these funds.

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

The electronics manufacturing services (EMS) industry is highly competitive and the industry has experienced a surplus of manufacturing capacity. Our competitors include major global EMS providers such as Benchmark Electronics, Inc., Celestica, Inc., Flextronics International Ltd., Jabil Circuit, Inc., and Plexus Corp., as well as other companies that have a regional product, service or industry-specific focus. We also face competition from current and potential OEM customers who may elect to manufacture their own products internally rather than outsourcing to EMS providers.

Competition is based on a number of factors, including price and quality. We may not be able to offer prices as low as some of our competitors for any number of reasons, including the willingness of competitors to provide EMS services at prices we are unable or unwilling to offer. There can be no assurance that we will win new business or not lose existing business due to competitive factors, which could decrease our sales and net income.

Consolidation in the electronics industry may adversely affect our business by increasing customer buying power and increasing prices we pay for components .

Consolidation in the electronics industry among our customers, our suppliers and/or our competitors may increase, which could result in a small number of very large electronics companies offering products in multiple sectors of the electronics industry. The significant purchasing and market power of these large companies could decrease the prices paid to us by these customers. In addition, if one of our customers is acquired by another company that does not rely on us to provide EMS services, we may lose that customer's business. Similarly, consolidation among our suppliers could result in a sole or limited source for certain components used in our customers' products. Any such consolidation could cause us to be required to pay increased prices for such components, which could reduce our gross margin and profitability.

We rely on a relatively small number of customers for a substantial portion of our sales, and declines in sales to these customers could reduce our net sales and net income.

Sales to our ten largest customers represented approximately half of our net sales during 2014. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales, particularly in the communications end market. The loss of, or a significant reduction in sales or pricing to our largest customers could substantially reduce our revenue and margins.

Recruiting and retaining our key personnel is critical to the continued growth of our business.

Our success depends upon the continued service of our key personnel, particularly our highly skilled sales and operations executives, managers and engineers with many years of experience in electronics and contracts manufacturing. While we rely on competitive pay packages in order to help attract and retain such personnel, such individuals can be difficult to identify, recruit and retain and are heavily recruited by our competitors. Should any of our key employees choose to retire or terminate their employment with us, and should we be unable to recruit new employees with the required experience, our operations and growth prospects could be negatively impacted.

Our strategy to pursue higher margin business depends in part on the success of our Components, Products and Services (CPS) business, which, if not successful, could cause our future gross margins and operating results to be lower.

A key part of our strategy is to grow our CPS business, which includes printed circuit boards, backplane and cable assemblies, mechanical systems, memory, defense and aerospace and computing products and design, engineering, logistics and repair services. A decrease in orders for these components, products and services can have a disproportionately adverse impact on our profitability since these components, products and services generally carry higher than average contribution margins. In addition, in order to grow this portion of our business profitably, we must continue to make substantial investments in the development of our product development capabilities, research and development activities, test and tooling equipment and skilled personnel, all of which reduce our operating results in the short term. The success of our CPS business also depends on our ability to increase sales of our proprietary products, convince our customers to agree to purchase our components for use in the manufacture of their products, rather than directing us to buy them from third parties, and expand the number of our customers who contract for our design, engineering, logistics and repair services. We may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards required by our customers, as well as in qualifying our components for use in our customers' designs. Our proprietary products and design, engineering, logistics and repair services must compete with products and services offered by established vendors which focus solely on development of similar technologies or the provision of similar services. Any of these factors could cause our CPS revenue and margins to be less than expected, which could have an overall adverse and potentially disproportionate effect on our revenues and profitability.

If we are unable to maintain our technological and manufacturing process expertise, our business could be adversely affected.

Regular improvements to and refinements of our manufacturing processes are necessary to remain competitive in the marketplace. As a result, we are continually evaluating the cost-effectiveness and feasibility of new manufacturing processes. In some cases, we must make capital expenditures and incur engineering expense in order to qualify and validate any such new process in advance of booking new business that could utilize such processes. Such investments utilize cash and reduce our margins and net income. Any failure to adequately invest in manufacturing technology could reduce our competitiveness and, potentially, our future revenue and net income.

Our operating results and cash generated from operations are subject to significant uncertainties, which can cause our future sales and net income to be variable.

Our operating results can vary due to a number of significant uncertainties, including:

•	conditions in the economy as a whole and in the industries we serve;

•	fluctuations in components prices and component shortages caused by high demand, natural disaster or otherwise;

•	timing of new product development by our customers, which creates demand for our services, but which can also require us to incur start-up costs relating to new tooling and processes;

•	levels of demand in the end markets served by our customers;

•	our ability to replace declining sales from end-of-life programs with new business wins;

•	timing of orders from customers and the accuracy of their forecasts;

•	inventory levels of customers, which if high relative to their normal sales volume, could cause them to reduce their orders to us;

•	timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor;

•	increased labor costs in the regions in which we operate;

•	mix of products ordered by and shipped to major customers, as high volume and low complexity manufacturing services typically have lower gross margins than more complex and lower volume services;

•	degree to which we are able to utilize our available manufacturing capacity;

•	customer insolvencies resulting in bad debt or inventory exposures that are in excess of our reserves;

•	our ability to efficiently move manufacturing activities to lower cost regions;

•	the effects of seasonality in our business;

•	changes in our tax provision due to changes in our estimates of pre-tax income in the jurisdictions in which we operate, including our ability to utilize our deferred tax assets; and

•	political and economic developments in countries in which we have operations which could restrict our operations or increase our costs.

Variability in our operating results may also lead to variability in cash generated by operations, which can adversely affect our ability to make capital expenditures, engage in strategic transactions, redeem debt and repurchase stock and utilize our borrowing facilities.

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

We carry various forms of business and liability insurance in types and amounts we believe are reasonable and customary for similarly situated companies in our industry. However, we do not have insurance coverage for all of the risks and liabilities we assume in connection with our business, including failure to comply with typical customer warranties for workmanship, product liability, intellectual property infringement, product recall claims and environmental contamination. In addition, our policies generally have deductibles that could reduce the amount of our potential recoveries from insurance. As a result, not all of our potential business losses are covered under our insurance policies. Should we sustain a significant uncovered loss, our net income could be reduced.

Cybersecurity breaches and other disruptions of our IT network and systems could interrupt our operations.

We rely on internal and third party information technology networks and systems for worldwide financial reporting, inventory management, procurement, invoicing and email communications, among other functions. Despite our business continuity planning, including "redundant" data sites and network availability, our systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. In addition, despite the implementation of network security measures, our systems and those of third parties on which we rely may also be vulnerable to hacking, computer viruses, the installation of malware and similar disruptions either by third parties or employees with access to key IT infrastructure. Hacking and malware, if not prevented, could lead to the collection and disclosure of sensitive information relating to our customers, employees or others, exposing us to legal liability and causing us to suffer reputational damage. If we or our vendors are unable to prevent such outages and breaches, our operations could be disrupted, we could incur losses, including losses relating to claims by our customers against us relating to loss of their information, the willingness of customers to do business with us may be damaged and, in the case of our defense business, we could be debarred from future participation in government programs.

We are subject to risks associated with natural disasters and global events.

We conduct a significant portion of our activities, including manufacturing, administration and information technology management in areas that have experienced natural disasters, such as major earthquakes, hurricanes, floods and tsunamis. For example, in 2011, Japan experienced a major earthquake and tsunami and widespread flooding occurred in Thailand. Our insurance coverage with respect to damages to our facilities or our customers' products caused by natural disasters is limited and is subject to deductibles and coverage limits and, as a result, may not be sufficient to cover all of our losses. For example, our policies have very limited coverage for damages due to earthquake. In addition, such coverage may not continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting one or more of our facilities, our operations and management information systems, which control our worldwide procurement, inventory management, shipping and billing activities, could be significantly disrupted. Such events could delay or prevent product manufacturing for an extended period of time. Any extended inability to continue our operations at affected facilities following such an event could reduce our revenue.

Our supply chain is subject to risks that could increase our costs or cause us to delay shipments to customers, reducing our revenue and margins.

Our supply chain is subject to a number of risks and uncertainties. For example, we are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. We have experienced, and may experience in the future, delays in delivery and shortages of components, which in turn could result in increased component prices and delays in product shipments to customers, both of which could decrease our revenue and margins

Our components are manufactured using a number of commodities, including petroleum, gold, copper and other metals that are subject to frequent and unpredictable changes in price due to worldwide demand, investor interest and economic conditions. We do not hedge against the risk of these fluctuations, but rather attempt to adjust our product pricing to reflect such changes. Should significant increases in commodities prices occur and should we not be able to increase our product prices enough to offset these increased costs, our gross margins and profitability could decrease, perhaps significantly. In addition, we, along with our suppliers and customers, rely on various energy sources in our manufacturing and transportation activities. There has been significant volatility in the prices of energy during the recent past and such volatility is likely to continue in the future. Concern over climate change has led to state, federal and international legislative and regulatory initiatives aimed at reducing carbon dioxide and other greenhouse gas emissions. Such initiatives could lead to an increase in the price of energy. A sustained increase in energy prices for any reason could increase our raw material, components and transportation costs. We may not be able to increase our product prices enough to offset these increased costs, in which case our profitability could be reduced.

We rely on a variety of common carriers to transport our raw materials and components from our suppliers to us, and to transport our products to our customers. The use of common carriers is subject to a number of risks, including increased costs due to rising energy prices and labor, vehicle and insurance costs, and criminal activity resulting in losses of shipments, delivery delays resulting from labor disturbances and strikes and other factors beyond our control. While we attempt to mitigate our liability for any losses resulting from these risks through contracts with our customers, suppliers and insurance carriers, any costs or losses that cannot be mitigated could reduce our profitability, require us to manufacture replacement product or damage our relationships with our customers.

Government regulations, concerning responsible sourcing, such as the Dodd-Frank Act requirements relating to conflict minerals, are increasing. Such regulations could decrease the availability and increase the prices of components used in our customers' products, particularly if we choose (or are required by our customers) to source such components from different suppliers than we use now.

Cancellations, reductions in production quantities, delays in production by our customers and changes in customer requirements could reduce our sales and net income.

We generally do not obtain firm, long-term purchase commitments from our customers and our bookings may generally be canceled prior to the scheduled shipment date. Although the customer is generally liable for raw materials we procure on their behalf, finished goods and work-in-process at the time of cancellation, we may be unable or, for other business reasons, choose not to enforce our contractual rights. As a result, cancellations, reductions or delays of orders by customers could reduce our sales and net income, delay or eliminate recovery of our expenditures for inventory purchased in preparation for customer orders and lower our asset utilization, which could result in lower gross margins and lower net income.

We may be unable to generate sufficient liquidity to expand our operations, which may reduce the business our customers and vendors are able to do with us; we could experience losses if one or more financial institutions holding our funds or other financial counterparties were to fail.

Our liquidity is dependent on a number of factors, including profitability, business volume, inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers with payment terms granted to our customers, investments in facilities and equipment, acquisitions, repayments of our outstanding indebtedness and availability under our asset-backed line of credit. In the event we need additional or desire additional capital to expand our business, make acquisitions, repay additional debt or repurchase stock, there can be no assurance that such additional capital will be available on acceptable terms or at all. A failure to maintain adequate liquidity could cause our stock price to fall and reduce our customers' and vendors' willingness to do business with us.

A principal source of our liquidity is our cash and cash equivalents, which are held with various financial institutions. Although we distribute such funds among a number of financial institutions that we believe to be of high quality, there can be no assurance that one or more of such institutions will not become insolvent in the future, in which case all or a portion of our uninsured funds on deposit with such institutions could be lost. Similarly, if one or more counterparties to our foreign currency hedging, insurance or other financial instruments were to fail, we could suffer losses and our hedging of risk could become less effective.

Our credit arrangements contain covenants which may adversely impact our business and the failure to comply with such covenants could cause our outstanding debt to become immediately payable.

Other than our $40 million Secured Debt due 2015, our debt agreements do not contain financial covenants currently applicable to us, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Our $40 million Secured Debt due 2015 requires us to maintain a minimum fixed charge coverage ratio during its term. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other transactions, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under our asset-backed credit facility would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business.

Customer requirements to transfer business may increase our costs.

Our customers sometimes require that we transfer the manufacturing of their products from one facility to another to achieve cost reductions and other objectives. These transfers have resulted in increased costs to us due to facility downtime, less than optimal utilization of our manufacturing capacity and delays and complications related to the transition of manufacturing programs to new locations. These transfers could require us to close or reduce operations at certain facilities and, as a result, we may incur in the future significant costs for the closure of facilities, employee severance and related matters. We may be required to relocate additional manufacturing operations in the future and, accordingly, we may incur additional costs that decrease our net income. Any of these factors could reduce our revenues, increase our expenses and reduce our net income.

If we manufacture or design defective products, or if our manufacturing processes do not comply with applicable statutory and regulatory requirements, we could be subject to claims, damages and fines and lose customers.

We manufacture products to our customers' specifications, and in some cases our manufacturing processes and facilities need to comply with various statutory and regulatory requirements. For example, many of the medical products that we manufacture, as well as the facilities and manufacturing processes that we use to produce them must comply with standards established by the United States Food and Drug Administration. In addition, our customers' products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we design or manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements. Defects in the products we design or manufacture may result in product recalls, warranty claims by customers, including liability for repair costs, delayed shipments to customers or reduced or canceled customer orders. For example, a customer has asserted that we are liable for certain costs relating to the loss of use of products manufactured by us. Although we believe this claim is unsubstantiated, the total costs sought by the customer could be significant. The failure of the products that we design or manufacture or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in product liability claims against us. The magnitude of such claims may increase as we expand our medical, automotive, defense and aerospace, and oil and gas manufacturing services because defects in these types of products can result in death or significant injury to end users of these products or environmental harm. Even if our customers are contractually responsible for defects in the design of a product, we could nonetheless be named in a product liability suit over such defects and could be required to expend significant resources to defend ourselves.

The design services that we provide can expose us to different or greater potential liabilities than those we face when providing our regular manufacturing services. For example, we have increased exposure to potential product liability claims resulting from injuries caused by defects in products we design, as well as potential claims that products we design infringe third-party intellectual property rights. Such claims could subject us to significant liability for damages and, regardless of their merits, could be time-consuming and expensive to resolve. Any such costs and damages could be significant and could reduce our net income.

We are subject to a number of U.S. governmental procurement rules and regulations, the failure to comply with which could result in damages or reduction of future revenue.

We are subject to a number of laws and regulations relating to the award, administration and performance of U.S. government contracts and subcontracts. Such laws and regulations govern, among other things, price negotiations, cost accounting standards and other aspects of performance under government contracts. These rules are complex and our performance under them is subject to audit by the Defense Contract Audit Agency and other government regulators. If an audit or investigation reveals a failure to comply with regulations or other improper activities, we may be subject to civil or criminal penalties and administrative sanctions by either the government or the prime customer, including termination of the contract, payment of fines and suspension or debarment from doing further business with the U.S. government. Any of these actions could increase our expenses, reduce our revenue and damage our reputation as a reliable government supplier.

We can experience losses due to foreign exchange rate fluctuations, which could reduce our net income.

Because we manufacture and sell a substantial portion of our products abroad, our operating costs, and in some cases, our revenue, can be negatively impacted due to fluctuations in foreign currency exchange rates, particularly in volatile currencies to which we are exposed, such as the Euro, Mexican peso, Japanese yen, Chinese Renminbi and Brazilian real. We use financial instruments, primarily short-term foreign currency forward contracts, to hedge certain forecasted foreign currency commitments arising from accounts receivable, trade accounts payable and fixed purchase obligations. However, the success of our foreign currency hedging activities depends largely upon the accuracy of our forecasts of future sales, expenses, capital expenditures and monetary assets and liabilities. As such, our foreign currency hedging program may not fully cover our exposure to exchange rate fluctuations. If our hedging activities are not successful, we may experience significant unexpected expenses from fluctuations in exchange rates, which could be significant and which could decrease our net income.

Any failure to comply with applicable environmental laws could adversely affect our business by causing us to pay significant amounts for cleanup of hazardous materials or for damages or fines.

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous substances and wastes in the ordinary course of our manufacturing operations. If we violate environmental laws or if we occupy or occupied in the past a site at which a predecessor company caused contamination, we may be held liable for damages and the costs of remedial actions. Although we estimate and regularly reassess our potential liability with respect to violations or alleged violations and accrue for such liability, we cannot assure you that our accruals will be sufficient. Any increase in existing reserves or establishment of new reserves for environmental liability could reduce our net income. Our failure or inability to comply with applicable environmental laws and regulations could also limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

Primarily as a result of certain of our acquisitions, we have incurred liabilities associated with environmental contamination. These liabilities include ongoing investigation and remediation activities at a number of current and former sites. The time required to perform environmental remediation can be lengthy and there can be no assurance that the scope, and therefore cost, of these activities will not increase as a result of the discovery of new contamination or contamination on adjoining landowner's properties or the adoption of more stringent regulatory standards covering sites at which we are currently performing remediation activities.

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

Over the years, environmental laws have become, and in the future may continue to become, more stringent, imposing greater compliance costs and increasing risks and penalties associated with violations. We operate in several environmentally sensitive locations and are subject to potentially conflicting and changing regulatory agendas of government authorities, business and environmental groups. Changes in or restrictions on discharge limits, emissions levels, permitting requirements and material storage or handling could require a higher than anticipated level of remediation activities, operating expenses and capital investment or, depending on the severity of the impact of the foregoing factors, costly plant relocation.

We may not be successful in implementing and integrating strategic transactions or in divesting assets or businesses, which could harm our operating results; goodwill and other assets, if impaired, could lead to a non-cash charge to earnings.

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end markets, to obtain new manufacturing and service capabilities and technologies, to enter new geographic manufacturing locations, to lower our manufacturing costs and improve our profits, and to further develop existing customer relationships. Strategic transactions involve a number of risks, uncertainties and costs, including, integrating acquired operations and businesses, incurring severance and other restructuring costs, diverting management attention, maintaining customer, supplier or other favorable business relationships of acquired operations and terminating unfavorable relationships, losing key employees, integrating the systems of acquired operations into our management information systems and satisfying the liabilities of acquired businesses, including liability for past violations of law and material environmental liabilities. Any of these risks could cause our strategic transactions not to be ultimately profitable.

In addition, we may be required to record goodwill in connection with future acquisitions. We evaluate, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of our goodwill may no longer be recoverable. Should we determine in the future that our goodwill has become impaired, an impairment charge to earnings would become necessary, which could be significant.

If we are unable to protect our intellectual property or infringe, or are alleged to infringe, upon intellectual property of others, we could be required to pay significant amounts in costs or damages.

We rely on a combination of copyright, patent, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, a number of our patents covering certain aspects of our manufacturing processes or products have expired or will expire in the near future. Such expirations reduce our ability to assert claims against competitors or others who use or sell similar technology. Any failure to protect our intellectual property rights could diminish or eliminate the competitive advantages that we derive from our proprietary technology.

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

In addition, we may become involved in administrative proceedings, lawsuits or other proceedings if others allege that we infringe on their intellectual property rights. If successful, such claims could impair our ability to collect royalties or license fees or could force us or our customers to stop producing products that use the challenged intellectual property, obtain a license to the relevant technology or redesign those products or services so as not to use the infringed technology, which could be quite costly.

We sometimes design products on a contract basis or jointly with our customers. In these situations, we may indemnify our customer against liability caused by claims that the design infringes the intellectual property rights of a third party. Such indemnification claims could require us to assume the defense of such a claim, the cost of which could be significant.

Any of these results could reduce our revenue, increase our costs and reduce our net income and could damage our reputation with our customers. In addition, any type of intellectual property lawsuit, whether initiated by us or a third party, could likely be time consuming and expensive to resolve and could divert management's time and attention.

Changes in financial accounting standards or policies have affected, and in the future may affect, our reported financial condition or results of operations; there are inherent limitations to our system of internal controls; changes in securities laws and regulations have increased, and are likely to continue to increase, our operating costs.

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

These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. For example, significant changes to revenue recognition rules have been enacted and will begin to apply to us in fiscal 2018. We could incur significant costs to implement these new rules, including costs to modify our IT systems. In addition, accounting policies affecting many other aspects of our business, particularly rules relating to lease accounting, are under review or being revised. Changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, the anticipated convergence of U.S. GAAP and international financial reporting standards creates uncertainty as to the financial accounting policies and practices we will need to adopt in the future.

Our system of internal and disclosure controls was designed to provide reasonable assurance of achieving their objectives. However, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been or will be detected. As a result, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner. Further, the Committee of Sponsoring Organizations (COSO) has introduced changes to the manner in which our system of internal control over financial reporting must be administered, which may increase the costs and management attention that must be devoted to documenting, maintaining and auditing our internal controls.

Finally, corporate governance, public disclosure and compliance practices continue to evolve based upon continuing legislative action, SEC rulemaking and stockholder advisory group policies. As a result, the number of rules and regulations applicable to us may increase, which could also increase our legal and financial compliance costs and the amount of time management must devote to compliance activities. Increasing regulatory burdens could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers in light of an increase in actual or perceived workload and liability for serving in such positions.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Facilities. Our customers market numerous products throughout the world and therefore need to access manufacturing services on a global basis. To enhance our integrated manufacturing solutions offerings, we seek to locate our facilities either near our customers and our customers' end markets in major centers for the electronics industry or, when appropriate, in lower cost locations. Many of our plants located near customers and their end markets are focused primarily on new product introduction and final system assembly and test, and plants located in lower cost areas are engaged primarily in higher volume, less complex component and subsystem manufacturing and assembly.

We continue to evaluate our global manufacturing operations and adjust our facilities and operations to bring our manufacturing capacity in line with demand and our manufacturing strategy and to provide cost efficient services to our customers. Through this process, we have closed certain facilities not required to satisfy current demand levels. We provide extensive operations in lower cost locations including Latin America, Eastern Europe, China, India and Southeast Asia and we plan to expand our presence in these lower cost locations as appropriate to meet the needs of our customers.

As of September 27, 2014, the approximate square footage of our active manufacturing facilities by country was as follows:

Approximate Square Footage
Argentina	1,335
Australia	7,105
Brazil	277,206
Canada	190,837
China	3,242,473
Columbia	2,772
Czech Republic	70,870
England	11,174
Finland	171,237
Germany	386,382
Hungary	592,388
India	353,443
Indonesia	66,079
Ireland	110,000
Israel	136,292
Malaysia	264,054
Mexico	2,523,280
Singapore	472,935
South Africa	3,670
Scotland	30,000
Sweden	102,526
Thailand	326,293
United States	2,868,088
Total	12,210,439

As of September 27, 2014, our active manufacturing facilities consist of 8,896,092 square feet in facilities that we own, with the remaining 3,314,347 square feet in leased facilities with lease terms expiring between 2015 and 2042.

In addition to the above, we have 169,674 square feet of non-manufacturing space that we are currently using and 1,219,409 square feet of space in inactive facilities, of which 151,892 square feet is in domestic locations and 1,067,517 square feet is in international locations. Additionally, 288,944 square feet of space in our inactive facilities is leased to third parties. We are currently undertaking an aggressive program to sublease or terminate leases for unused facilities and to sell owned properties that are no longer expected to serve our future needs. These properties are being offered for sale at an aggregate list price of over $65 million. We regularly evaluate our expected future facilities requirements. We believe our existing facilities are adequate to meet our requirements for the next 12 months.

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

In addition to ISO 9001:2008, most of our facilities are TL 9000 R5.0/5.0 registered. The TL 9000 quality system requirements and quality system metrics are designed specifically for the telecommunications industry to promote consistency and efficiency, reduce redundancy and improve customer satisfaction. Included in the TL 9000 system are performance-based metrics that quantify reliability and quality performance of the product. The majority of our facilities are also compliant with the standards set by Underwriters Laboratories (UL). These standards define requirements for quality, manufacturing process control and manufacturing documentation and are required by many OEMs in the communications sector of the electronics industry.

Our medical systems division has identified certain manufacturing facilities to be centers of excellence for medical products manufacturing. These facilities are FDA and ISO 13485:2003 certified and, where appropriate, FDA registered. All such facilities are fully compliant with the FDA's quality systems regulations.

Our defense and aerospace operations are headquartered in Huntsville, Alabama and are housed in a facility dedicated to meeting the specialized needs of our defense and aerospace customers. This defense and aerospace operation is AS9100C registered and is also certified under various U.S. military specifications as well as under ANSI and other standards appropriate for defense and aerospace suppliers. Other selected operations around the world are also AS9100C registered.

Our automotive facilities are strategically located worldwide. Substantially all of our automotive facilities are certified to ISO/TS 16949:2009, the automotive industry standard.

Item 3.   Legal Proceedings

Two of our subsidiaries, Sanmina-SCI do Brasil Technology Ltda. and Sanmina do Brasil Integration Ltda., are parties to five groups of administrative and judicial proceedings in the Brazilian Chamber of Appeals of Administrative Court, the Chamber of the Administrative Court of São Paulo, Brazil and the Lower Federal Court in Campinas, São Paulo State. The cases were brought against the subsidiaries at various times between November 2006 and May 2013 by the Federal Revenue Secretariat of Brazil. The claims allege that these subsidiaries failed to comply with certain bookkeeping and tax rules for certain periods between 2001 and 2010. The claims seek payment by the subsidiaries of state value-added tax and income and excise taxes allegedly owed by the subsidiaries, as well as fines. In addition, in February 2008, the subsidiaries filed a claim against the Chief Office of Brazilian Internal Revenue Service seeking recovery of certain income taxes and social fund contributions which it believes it overpaid in 1999 and 2000. The administrative agencies and the court reached decisions in these cases against the subsidiaries between March 2007 and October 2012, all of which were appealed between April 2007 and November 2012. During the second and third quarters of 2014, the administrative agencies ruled on several of the subsidiaries' latest appeals, finding in favor of the subsidiaries in some cases and against them in others. The subsidiaries are appealing the adverse determinations in these further administrative proceedings. The subsidiaries believe they have meritorious positions in these matters and intend to continue to contest the claims against them, although there can be no assurance that these claims will not have a material adverse effect on our results of operations in the future.

On June 23, 2008, the Orange County Water District filed suit against Sanmina Corporation and 17 other defendants in California Superior Court for Orange County alleging that the defendants' actions had polluted groundwater managed by the plaintiff. The complaint sought recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff's control. We have disputed the plaintiff's claims and asserted various defenses. In April 2013, the Superior Court ruled in favor of our motions for summary adjudication dismissing all claims against us in the suit. In July 2013, the Superior Court entered judgment in our favor and in August 2013 the plaintiff appealed this judgment. We anticipate that the Court of Appeal will hear the appeal in calendar 2015.

On September 7, 2011, one of our Canadian subsidiaries became party to an order from the Ontario Ministry of Environment (now, the Ontario Ministry of the Environment and Climate Change, the “MOE”) requiring such subsidiary to remediate certain environmental contamination at a site owned and operated by the subsidiary between 1999 and 2006. Remediation activities had been performed at such site from 1990 to 2011 by the site's former owner which, along with the site’s current owner, are also parties to and bound by the order. On or about July 31, 2013, our subsidiary submitted a conceptual remedial action plan to the MOE with respect to the site outlining proposed investigation and remediation activities. In September 2013, the MOE responded, indicating that it concurred with the conceptual remedial action plan, but requesting some additional information. Our subsidiary has provided the MOE such additional, and other, information and has agreed to certain changes to the remedial action plan. Although we believe the conceptual remedial action plan is reasonable, there can be no assurance that the plan will not be required to be modified in the future, which could increase the costs of remediation, perhaps significantly.

In addition, from time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on us as a result of incurrence of defense costs, diversion of management resources and other factors. We record liabilities for legal proceedings when a loss becomes probable and the amount of loss can be reasonably estimated.

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

2014	High	Low
First quarter	$18.29	$14.02
Second quarter	$18.21	$14.76
Third quarter	$23.26	$16.35
Fourth quarter	$25.25	$21.43

2013	High	Low
First quarter	$11.13	$7.58
Second quarter	$12.14	$9.12
Third quarter	$14.60	$10.18
Fourth quarter	$18.44	$14.29

As of November 5, 2014, we had approximately 1,098 holders of record of our common stock. On November 5, 2014, the last reported sales price of our common stock on the Nasdaq Global Select Market was $25.59 per share.

The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total returns of the S&P 500 index and the NASDAQ Electronic Components index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock on October 3, 2009 and in each of such indices on September 30, 2009 and its relative performance is tracked through September 27, 2014.

* $100 invested on 10/3/2009 in stock or 9/30/09 in index, including reinvestment of dividends. Indexes calculated on a month-end basis.

Copyright @ 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	10/3/2009	10/2/2010	10/1/2011	9/29/2012	9/28/2013	9/27/2014
Sanmina Corporation	100.00	146.82	81.66	104.03	214.43	264.06
S&P 500	100.00	110.16	111.42	145.07	173.13	207.30
NASDAQ Electronic Components	100.00	106.37	104.56	113.24	140.52	192.71

Sanmina's stock price performance included in this graph is not necessarily indicative of future stock price performance.

Dividends

We have never declared or paid cash dividends on our common stock. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends is limited pursuant to covenants contained in our various debt agreements. See also “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Stock Repurchases

In 2013, our Board of Directors authorized us to repurchase up to $100 million of our common stock in the open market or in negotiated transactions off the market. The Board of Directors subsequently approved a second $100 million stock repurchase plan in September 2014. These authorizations have no expiration date. As of September 27, 2014, we had repurchased 4.2 million shares of our common stock for an aggregate purchase price of $75.0 million under these authorizations.

The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2014.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
June 29, 2014 through July 26, 2014	—	$—	—	$49,995,759
Month #2
July 27, 2014 through August 23, 2014	689,466	$23.53	689,466	$33,769,524
Month #3
August 24, 2014 through September 27, 2014	367,100	$23.77	367,100	$125,044,884
Total	1,056,566	$23.62	1,056,566	$125,044,884

(1) All months shown are our fiscal months.
(2) Amounts do not include commissions payable on shares repurchased.

Item 6.   Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8-Financial Statements and Supplementary Data,” included elsewhere in this Form 10-K.

FIVE YEAR SELECTED FINANCIAL HIGHLIGHTS

Consolidated Statements of Income Data:

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012	October 1, 2011	October 2, 2010
	(In thousands, except per share data)
Net sales	$6,215,106	$5,917,124	$6,093,334	$6,602,411	$6,318,691
Operating income	199,682	157,629	137,490	211,997	204,799
Income from continuing operations before income taxes	161,739	103,406	49,943	99,538	139,242
Provision for (benefit from) income taxes (1)	(35,426)	24,055	(130,291)	30,621	16,807
Net income	$197,165	$79,351	$180,234	$68,917	$122,435
Net income per share:
Basic	$2.38	$0.96	$2.22	$0.86	$1.55
Diluted	$2.27	$0.93	$2.16	$0.83	$1.48
Shares used in computing per share amounts:
Basic	82,872	82,834	81,284	80,345	79,195
Diluted	86,731	85,403	83,495	83,158	82,477

 (1) In 2014, 2013 and 2012, we concluded that it was more likely than not that we would be able to realize the benefit of a portion of our deferred tax assets in the future. As a result, we released $87.6 million, $21.5 million and $158.7 million of the valuation allowance attributable to certain U.S. and foreign deferred tax assets and net operating losses in 2014, 2013 and 2012, respectively.

Consolidated Balance Sheet Data:

	As of
	September 27, 2014	September 28, 2013	September 29, 2012	October 1, 2011	October 2, 2010
	(In thousands)
Cash and cash equivalents	$466,607	$402,875	$409,618	$640,288	$592,812
Net working capital	$916,837	$997,864	$1,106,752	$1,363,361	$1,338,666
Total assets	$3,313,089	$2,995,848	$3,167,786	$3,353,973	$3,301,796
Long-term debt (excluding current portion)	$386,681	$562,512	$837,364	$1,182,308	$1,240,666
Stockholders' equity	$1,246,755	$1,091,564	$963,781	$770,517	$661,601

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, cash flow, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the financial impact of customer bankruptcies; any statements regarding the timing of closing of future cash outlays for and benefits of acquisitions; any statements regarding expected restructuring costs; any statements about the expected results of real property sales; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties contained in Part I, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

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

2) Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane and cable assemblies) and mechanical systems (enclosures, precision machining and plastic injection molding); Products include memory and solid state drive products from our Viking Technology division, defense and aerospace products from SCI Technology, storage products from our Newisys division and optical and RF (Radio Frequency) modules; and Services include design, engineering, logistics and repair services.

In accordance with the accounting rules for segment reporting, our only reportable segment is IMS, which represented 79% of our total revenue in 2014. Our CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services”.

All references in this section to years refer to our fiscal years ending on the last Saturday of each year closest to September 30th. Fiscal 2014, 2013 and 2012 were each 52 weeks.

Our strategy is to leverage our comprehensive service offering, advanced technologies and global capabilities to further penetrate diverse end markets that we believe offer significant growth opportunities and have complex products that require higher value-added services. We believe this strategy differentiates us from our competitors and will drive more sustainable revenue growth and provide opportunities for us to ultimately achieve operating margins that exceed industry standards.

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. These include companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues has been challenging as evidenced by the fact that 2014 was the first year with revenue growth since 2011. Additionally, further growing and leveraging our CPS business to improve our operating margins continues to be an integral part of our strategy. Despite CPS revenue growth of 13.4% in 2014, gross margins for this business decreased by 50 basis points. We believe this business is capable of delivering much better results. We continue to address these challenges on both a short-term and long-term basis.

We have been profitable in each of the last five years despite an inconsistent economic environment driven by high levels of unemployment, concerns about government debt levels and possible recessions in certain countries, and other factors. These conditions have resulted in reduced demand for many of our customers' products, causing these customers to reduce or reschedule their orders with us. We have experienced fluctuations in our results of operations in the past and may continue to experience such fluctuations in the future.

In the last two years, we have reduced our total debt obligations by $353 million, which has resulted in significant interest expense savings. For example, interest expense for 2014 was $30.8 million, compared to $41.0 million for 2013 and $71.7 million for 2012. Despite the significant cash outlay required to reduce our debt, our total sources of liquidity increased $109 million to $819 million over this same two-year period, primarily because we generated cash from operations of $625 million in the last two years. In addition to our current sources of liquidity, we believe we have sufficient access to additional sources of capital should the need arise.

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented approximately 50% of our net sales in 2014, 2013 and 2012. A single customer represented more than 10% of our net sales in each of 2013 and 2012. No single customer represented more than 10% of our net sales in 2014.

We typically generate about 80% of our net sales from products manufactured in our foreign operations. The concentration of foreign operations has resulted primarily from a desire on the part of many of our customers to require production in lower cost locations in regions such as Asia, Latin America and Eastern Europe. We expect this to continue.

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

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate the process used to develop estimates for certain reserves and contingent liabilities, including those related to product returns, accounts receivable, inventories, income taxes, warranty obligations, environmental matters, contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe are reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates.

We believe the following critical accounting policies reflect the more significant judgments and estimates used by us in preparing our consolidated financial statements:

Accounts Receivable and Other Related Allowances— We estimate uncollectible accounts, product returns and other adjustments related to current period net sales to establish valuation allowances. In making these estimates, we analyze the creditworthiness of our customers, past experience, specific facts and circumstances, and the overall economic climate in the industries we serve. If actual uncollectible accounts, product returns or other adjustments differ significantly from our estimates, the amount of sales or operating expenses we report could be affected. One of our most significant credit risks is the ultimate realization of our accounts receivable. This risk is mitigated by (i) making a significant portion of sales to financially sound companies, (ii) ongoing credit evaluation of our customers, (iii) frequent contact with our customers, especially our most significant customers, which enables us to monitor changes in their business operations and to respond accordingly and (iv) obtaining, in certain cases, a guaranty from a customer's parent entity when our customer is not the ultimate parent entity. To establish our allowance for doubtful accounts, we evaluate credit risk related to specific customers based on their financial condition and the current economic environment; however, we are not able to predict the inability of our customers to meet their financial obligations to us. We believe the allowances we have established are adequate under the circumstances; however, a change in the economic environment or a customer's financial condition could cause our estimates of allowances, and consequently the provision for doubtful accounts, to change, which could have a significant adverse impact on our financial position and/or results of operations. Our allowance for product returns and other adjustments is primarily established using historical data.

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

We procure inventory based on specific customer orders and forecasts. Customers have limited rights of modification (for example, rescheduling or cancellations) with respect to these orders. Customer modifications of orders affecting inventory previously procured by us and our purchases of inventory beyond customer needs may result in excess and obsolete inventory. Although we may be able to use some excess inventory for other products we manufacture, a portion of the cost of this excess inventory may not be returnable to the vendors or recoverable from customers. Write-offs or write-downs of inventory could be caused by:

•
changes in customer demand for inventory, such as cancellation of orders, and our purchases of inventory beyond customer needs that result in excess quantities on hand that we are not able to return to the vendor, use to fulfill orders from other customers or charge back to the customer;

•	financial difficulties experienced by specific customers for whom we hold inventory; and

•	declines in the market value of inventory.

Our practice is to dispose of excess and obsolete inventory for which a customer is not contractually liable as soon as practicable after such inventory has been identified as having no value to us.

Property, Plant and Equipment—We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flows the asset or asset group is expected to generate. If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds its fair value. An asset group is the unit of accounting that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. For asset groups for which a building is the primary asset, we estimate fair value primarily based on data provided by commercial real estate brokers. For other assets, we estimate fair value based on projected discounted future net cash flows which requires significant judgment.

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

We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. We evaluate positive and negative evidence each reporting period when assessing the need for a valuation allowance. A valuation allowance is established for deferred tax assets when we believe realization of such assets is not more likely than not. Our judgments regarding future taxable income may change due to changes in market conditions, new or modified tax laws, tax planning strategies or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. As a result of our analysis of the positive and negative evidence available at the end of 2014 and 2013, we released $87.6 million and $21.5 million, respectively, of our valuation allowance against certain of our U.S. and foreign deferred tax assets and net operating losses. We will continue to evaluate all evidence in future periods to determine if further release of the valuation allowance is warranted.

Our effective tax rate is highly dependent upon the amount and geographic distribution of our worldwide income or losses, the tax regulations, rates and holidays in each geographic region, the utilization of net operating losses, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies.

Results of Operations

Years Ended September 27, 2014, September 28, 2013 and September 29, 2012.

The following table presents our key operating results.

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
	(In thousands)
Net sales	$6,215,106	$5,917,124	$6,093,334
Gross profit	$488,283	$426,817	$435,782
Gross margin	7.9%	7.2%	7.2%
Operating expenses	$288,601	$269,188	$298,292
Operating income	$199,682	$157,629	$137,490
Operating margin	3.2%	2.7%	2.3%
Net income	$197,165	$79,351	$180,234

Net Sales

Net sales increased from $5.9 billion for 2013 to $6.2 billion for 2014, an increase of 5.0%. Net sales decreased from $6.1 billion for 2012 to $5.9 billion for 2013, a decrease of 2.9%. Sales by end market were as follows:

	Year Ended			2014 vs. 2013		2013 vs. 2012
	September 27, 2014	September 28, 2013	September 29, 2012	Increase/(Decrease)		Increase/(Decrease)
	(Dollars in thousands)
Communications	$2,679,504	$2,794,836	$2,780,999	$(115,332)	(4.1)%	$13,837	0.5%
Industrial, Medical and Defense	2,159,545	1,654,382	1,624,955	505,163	30.5%	29,427	1.8%
Computing and Storage	779,008	811,279	966,851	(32,271)	(4.0)%	(155,572)	(16.1)%
Multimedia	597,049	656,627	720,529	(59,578)	(9.1)%	(63,902)	(8.9)%
Total	$6,215,106	$5,917,124	$6,093,334	$297,982	5.0%	$(176,210)	(2.9)%

Comparison of 2014 to 2013

In 2014, sales to customers in our industrial, medical and defense end market increased significantly, primarily as a result of customer program acquisitions and increased demand from existing customers, both for established programs and new program wins. These increases were partially offset by decreased sales in each of our other three end markets, the largest of which occurred in our communications end market. Sales to customers in our communications end market decreased primarily as a result of reduced demand for wireless communication products. Sales to customers in our multimedia and computing and storage end markets decreased primarily as a result of reduced demand from existing customers and the wind-down of certain customer programs.

Comparison of 2013 to 2012

Sales to customers in our computing and storage and multimedia end markets decreased significantly from 2012 to 2013 primarily as a result of reduced demand from existing customers and the wind-down of certain customer programs. These decreases were partially offset by growth in our services business within the industrial, medical and defense end market.

Gross Margin

Gross margin was 7.9%, 7.2% and 7.2% in 2014, 2013 and 2012, respectively. The increase in gross margin from 2013 to 2014 was primarily attributable to improvement in our IMS segment resulting from addressing inefficiencies associated with new program ramp-ups in 2013 and more favorable product mix. CPS margins decreased to 10.3% from 10.8% primarily due to an unfavorable change in product mix.

In 2013, the gross margin for our CPS business improved to 10.8%, from 8.8% in 2012. This improvement resulted primarily from better business mix, the effect of previous restructuring actions, and increased business volume. The improvement in CPS gross margin was offset by a gross margin decrease in our IMS segment of 50 basis points, from 6.6% in 2012 to 6.1% in 2013, which resulted primarily from decreased sales. We have experienced fluctuations in gross margin in the past and may continue to do so in the future. Fluctuations in our gross margins may be caused by a number of factors, including:

•	Changes in customer demand and sales volumes for our vertically integrated system components and subassemblies;

•	Changes in the overall volume of our business, which affect the level of capacity utilization;

•	Changes in the mix of high and low margin products demanded by our customers;

•	Parts shortages and operational disruption caused by natural disasters;

•	Greater competition in the EMS industry and pricing pressures from OEMs due to greater focus on cost reduction;

•	Provisions for excess and obsolete inventory;

•	Level of operational efficiency;

•	Wage inflation and rising materials costs; and

•	Our ability to transition manufacturing and assembly operations to lower cost regions in an efficient manner.

Selling, General and Administrative

Selling, general and administrative expenses were $242.3 million, $238.1 million and $240.9 million in 2014, 2013 and 2012, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.9% for 2014 and 4.0% for 2013 and 2012. The increase in absolute dollars from 2013 to 2014 was primarily due to increased incentive compensation expense, partially offset by lower bad debt expense. The decrease in absolute dollars from 2012 to 2013 was primarily attributable to reduced professional fees, partially offset by increased bad debt expense.

Research and Development

Research and development expenses were $32.5 million, $25.6 million and $21.9 million in 2014, 2013 and 2012, respectively. As a percentage of net sales, research and development expenses were 0.5% for 2014 and 0.4% for 2013 and 2012. The increase in absolute dollars from 2013 to 2014 was primarily attributable to ramp-ups of new projects near the end of 2013 and additional resource requirements to support new products and projects in our computing and storage end market. The increase in absolute dollars from 2012 to 2013 was primarily attributable to new projects in our computing and storage end market.

Restructuring

Due to substantial completion of all actions under restructuring plans and immateriality of the remaining accrual balance related to such plans, these plans have been combined for disclosure purposes. In connection with these plans, we expect to incur restructuring costs in future periods primarily for vacant facilities and former sites for which we are or may be responsible for environmental remediation. Costs incurred with respect to vacant facilities consist primarily of costs to maintain vacant facilities that are owned until such facilities can be sold.

Restructuring costs were $12.6 million, $24.9 million and $31.4 million in 2014, 2013 and 2012, respectively. The decrease in 2014 was due to substantial completion of all previously initiated restructuring actions by the end of 2013.

Our IMS segment incurred restructuring costs under all restructuring plans of $8.3 million, $11.9 million and $19.0 million for 2014, 2013 and 2012, respectively.

Amortization of Intangible Assets

During 2014, 2013 and 2012, we recorded amortization of intangible assets of $1.8 million, $1.9 million and $3.1 million, respectively. Intangible assets consist primarily of intellectual property and customer relationships obtained through acquisitions. The decrease in amortization expense of $1.2 million from 2012 to 2013 was primarily due to certain intangible assets from previous acquisitions becoming fully amortized and a write-off of $0.6 million of intangible assets due to closure of a plant in 2012.

Asset Impairments

During 2013 and 2012, we recorded asset impairment charges of $2.1 million and $2.4 million, respectively, related to declines in the fair value of certain real properties being marketed for sale below the carrying amount of such properties. There were no such impairments in 2014.

Gain on Sales of Long-lived Assets

During 2014, 2013 and 2012, we recognized $0.5 million, $23.4 million and $1.3 million, respectively, of gains primarily from the sales of certain real properties.

Interest Income and Expense

Interest income was $1.5 million, $1.0 million and $1.4 million in 2014, 2013 and 2012, respectively. The fluctuation in interest income was due to changes in average cash and cash equivalents balances and interest rates.

Interest expense was $30.8 million, $41.0 million and $71.7 million in 2014, 2013 and 2012, respectively. Interest expense decreased $10.2 million in 2014 primarily due to interest savings from the redemption of $257.4 million of long-term debt in the second quarter of 2013. The decrease from 2012 to 2013 was primarily due to the redemption of $257.4 million and $400 million of long-term debt in 2013 and 2012, respectively.

Other Income (Expense), net

Other income (expense), net was $3.1 million, $(12.8) million and $(0.3) million in 2014, 2013 and 2012, respectively. The following table summarizes the primary components of other income (expense), net (in thousands):

	Year ended
	September 27, 2014	September 28, 2013	September 29, 2012
Foreign exchange losses	$(1,962)	$(3,091)	$(4,144)
Loss from dedesignation of interest rate swap	—	(14,903)	—
Other, net	5,068	5,162	3,853
Total	$3,106	$(12,832)	$(291)

We had interest rate swaps with an aggregate notional amount of $257 million that were entered into in 2007 to hedge LIBOR-based variable rate interest payments expected to occur through June 15, 2014. During the first quarter of 2013, we determined, based on our intention of redeeming $257 million of our debt due in 2014, that it was no longer probable that LIBOR-based, variable rate interest payments would occur on $257 million of debt through June 15, 2014. Accordingly, we dedesignated the interest rate swaps in their entirety in the first quarter of 2013 and recorded a charge of $14.9 million, representing the portion of the value of the interest rate swaps previously recorded in accumulated other comprehensive income for which it was no longer probable that LIBOR-based variable rate interest payments would occur.
We reduce our exposure to currency fluctuations through the use of foreign currency hedging instruments; however, hedges are established based on forecasts of foreign currency balances. To the extent actual amounts differ from forecasted amounts, we will have exposure to currency fluctuations, resulting in foreign exchange gains or losses.

Loss on Extinguishments of Debt

During 2014, we redeemed $400 million of long-term debt due in 2019 at par plus a redemption premium and accrued interest and recorded a net loss on extinguishment of debt of $11.8 million, consisting of redemption premiums of $21.8 million, a write-off of unamortized debt issuance costs of $6.0 million and third party costs of $0.5 million, partially offset by a $16.5 million credit for the fair value hedge adjustment associated with the extinguished debt.

In 2013, we redeemed $257.4 million of long-term debt due in 2014 and recognized a loss on extinguishment of $1.4 million, consisting primarily of the write-off of unamortized debt issuance costs.

In 2012, we redeemed $400 million of long-term debt due in 2016 and recognized a loss on extinguishment of $16.9 million, consisting of redemption premiums of $10.9 million and a write-off of unamortized debt issuance costs of $6.0 million.

Provision for (Benefit from) Income Taxes

We recorded an income tax benefit of $35.4 million in 2014, an income tax provision of $24.1 million in 2013 and an income tax benefit of $130.3 million in 2012. Our effective tax rates were (21.9)%, 23.3% and (260.9)% for 2014, 2013 and 2012, respectively. The tax provisions for 2014 and 2013 were lower than the amounts expected based on the federal statutory rate primarily due to a partial release of our deferred tax assets valuation allowance of $87.6 million and $21.5 million, respectively, as discussed further below.

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. We regularly assess our valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. We consider all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. During the fourth quarters of 2014 and 2013, we concluded that it was more likely than not that we would be able to realize the benefit of a portion of our deferred tax assets in the U.S. and certain foreign jurisdictions. We based this conclusion on a continued pattern of recent income before tax, recent global restructuring and a significant increase in projected future operating income in the U.S. and certain other foreign jurisdictions. As a result, we released $87.6 million and $21.5 million of the valuation allowance attributable to certain U.S. and foreign deferred tax assets and net operating losses during 2014 and 2013, respectively. We will continue to evaluate all evidence in future periods to determine if a further release of the valuation allowance is warranted.

Liquidity and Capital Resources

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
		(In thousands)
Net cash provided by (used in):
Operating activities	$307,382	$317,889	$215,413
Investing activities	(141,890)	(42,870)	(78,027)
Financing activities	(103,027)	(279,259)	(366,813)
Effect of exchange rate changes	1,267	(2,503)	(1,243)
Increase (decrease) in cash and cash equivalents	$63,732	$(6,743)	$(230,670)

Key working capital management measures

	As of
	September 27, 2014	September 28, 2013
Days sales outstanding (1)	52	55
Inventory turns (2)	7.0	7.0
Days inventory on hand (3)	52	52
Accounts payable days (4)	65	61
Cash cycle days (5)	39	46

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

Cash and cash equivalents were $466.6 million at September 27, 2014 and $402.9 million at September 28, 2013. Our cash levels vary during any given period depending on the timing of collections from customers and payments to suppliers, the extent and timing of borrowing activities and other factors. Working capital was $0.9 billion at September 27, 2014 and $1.0 billion at September 28, 2013.

Net cash provided by operating activities was $307.4 million, $317.9 million and $215.4 million for 2014, 2013 and 2012, respectively. Cash flows from operating activities consists of: 1) net income adjusted to exclude non-cash items such as depreciation and amortization, stock-based compensation expense, etc., and 2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities.

During 2014, we generated $252.4 million of cash from net income, excluding non-cash items, and $55.0 million of cash from the reduction of our net operating assets, resulting primarily from an increase in accounts payable of $174.3 million, partially offset by increases in inventories and accounts receivable of $81.2 million and $35.8 million, respectively. These increases were primarily due to increased business volume. Our DSO decreased from 55 days at the end of 2013 to 52 days at the end of 2014, and our AP days increased from 61 days at the end of 2013 to 65 days at the end of 2014 due primarily to a favorable shift in the linearity of our shipments and purchases. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments and purchases, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

Net cash used in investing activities was $141.9 million, $42.9 million and $78.0 million for 2014, 2013 and 2012, respectively. In 2014, we used $69.5 million of cash for capital expenditures, paid $79.5 million in connection with customer program acquisitions and received proceeds of $6.0 million primarily from sales of certain properties. In 2013, we used $76.0 million of cash for capital expenditures and received proceeds of $33.1 million from asset sales, primarily from a property that was held-for-sale.

Net cash used in financing activities was $103.0 million, $279.3 million and $366.8 million for 2014, 2013 and 2012, respectively. In 2014, we used $64.5 million of cash in connection with various debt transactions and repurchased $76.2 million of common stock, including $1.2 million of cash used for common stock repurchases to fund employee tax withholding obligations. These uses of cash were partially offset by cash received of $16.5 million from terminations of interest rate swaps and $16.9 million of proceeds from issuances of common stock pursuant to stock option exercises. In 2013, we fully redeemed $257.4 million of debt due in 2014, repaid $37.7 million of net short-term borrowings and reduced our restricted cash by $5.8 million.

We have significantly reduced our total debt in the last two years, as follows:

	As of		As of
	September 27, 2014		September 29, 2012	Net Change
	(In thousands)
Senior Floating Rate Notes due 2014	$—		$257,410	$(257,410)
Secured debt due 2015	40,000		40,000	—
Senior notes due 2019	100,000	(1)	500,000	(400,000)
Senior secured notes due 2019	375,000		—	375,000
Non-interest bearing notes payable	15,097		—	15,097
Fair value hedge accounting adjustment	3,757		39,954	(36,197)
Short-term borrowings	10,221		59,995	(49,774)
Total	$544,075		$897,359	$(353,284)

(1) Redeemed on October 8, 2014 (first quarter of 2015)

Our debt reduction has resulted in significant interest expense savings. For example, interest expense for 2014 was $30.8 million, compared to $41.0 million for 2013 and $71.7 million for 2012. Despite the significant cash outlay required to reduce our debt, our total sources of liquidity increased $109 million to $819 million over this same two-year period, primarily because we generated cash from operations of $625 million in the last two years. In addition to our current sources of liquidity, we believe we have sufficient access to additional sources of capital should the need arise.

Senior Secured Notes Due 2019. During the third quarter of 2014, we entered into an indenture among us, certain of our subsidiaries, as guarantors (the “Guarantors”), and U.S. Bank National Association, as trustee and as notes collateral agent and issued $375 million aggregate principal amount of senior secured notes due 2019 ("Secured Notes"). The Secured Notes mature on June 1, 2019 and bear interest at an annual rate of 4.375%, payable semi-annually in arrears in cash.

The Secured Notes are senior secured obligations and are fully and unconditionally guaranteed (the "Guarantees"), jointly and severally, on a senior secured basis by the Guarantors. In connection with the issuance of the Secured Notes, we and the Guarantors entered into a Security Agreement, dated June 4, 2014, with U.S. Bank National Association, as notes collateral agent (the “Security Agreement”). The Secured Notes and the Guarantees are secured by a first-priority lien, subject to permitted liens, on certain of our and the Guarantors’ tangible and intangible assets including certain real property, equipment and intellectual property, and by a second-priority lien on certain of our and the Guarantors’ assets, including accounts receivable, inventory and stock of subsidiaries, securing our asset-backed credit facility.

Secured Debt Due 2015. During the fourth quarter of 2012, we borrowed $40 million using our corporate campus as collateral. The secured debt matures in July 2015, bears interest at LIBOR plus a spread or the bank's prime rate plus a spread, and includes two one-year renewal options subject to lender's approval.

Senior Notes Due 2019 ("2019 Notes"). During 2014, we redeemed $400 million of our outstanding 2019 Notes at par plus a redemption premium and accrued interest and recorded a net loss on extinguishment of debt of $11.8 million, consisting of redemption premiums of $21.8 million, a write-off of unamortized debt issuance costs of $6.0 million and third party costs of $0.5 million, partially offset by a $16.5 million credit for the fair value hedge adjustment associated with the extinguished 2019 Notes.

Additionally, during the fourth quarter of 2014, we called the remaining $100 million of the 2019 Notes for redemption, which was completed early in the first quarter of 2015. These notes were redeemed at par plus a redemption premium and accrued interest. In connection with this redemption, we expect to record a net loss on extinguishment of debt of $2.9 million, consisting of redemption premiums of $5.3 million and a write-off of unamortized debt issuance costs of $1.4 million, partially offset by a $3.8 million credit for the fair value hedge adjustment associated with the extinguished 2019 Notes.

Senior Floating Rate Notes. In 2007, we issued $300 million of Senior Floating Rate Notes due June 15, 2014. We repurchased $42.6 million of these notes in 2009 and redeemed the remaining outstanding balance in the second quarter of 2013.

Short-term Debt

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

Loans may be advanced under the Loan Agreement based on a borrowing base derived from specified percentages of the value of eligible accounts receivable and inventory. The borrowing base is subject to certain customary reserves and eligibility criteria. If, at any time, the aggregate principal amount of the loans outstanding plus the face amount of undrawn letters of credit under the Loan Agreement exceed the borrowing base then in effect, we must make a payment or post cash collateral (in the case of letters of credit) in an amount sufficient to eliminate such excess. As of September 27, 2014, there were no borrowings under this facility, $21.8 million in letters of credit were outstanding and we were eligible to borrow $278.2 million.

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

Short-term Borrowing Facilities. As of September 27, 2014, certain of our foreign subsidiaries had a total of $74 million of short-term borrowing facilities, under which no borrowings were outstanding. The borrowing agreements contain certain negative covenants that, upon default, permit the bank to deny any further advances or extension of credit or to terminate the borrowing agreements. These facilities expire at various dates through the end of 2015.

Debt Covenants

Other than our Secured Debt due 2015 which uses certain of our real property as collateral, our debt agreements do not contain financial covenants currently applicable to us, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Our Secured Debt due 2015 requires us to maintain a minimum fixed charge coverage ratio during its term. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants could otherwise restrict, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under our asset-backed credit facility would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business. As of September 27, 2014, we were in compliance with these covenants.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase up to $200 million of our common stock. The timing of repurchases made will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares will reduce our liquidity. As of September 27, 2014, we have repurchased 4.2 million shares of our common stock for $75.0 million under this authorization.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental and employee matters and examinations by government agencies. As of September 27, 2014, we had accrued liabilities of $24.8 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these accruals will be sufficient to fully satisfy our contingent liabilities.

As of September 27, 2014, we had a liability of $86.1 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. Our primary sources of liquidity as of September 27, 2014 included: (1) cash of $466.6 million; (2) our $300 million asset-backed credit facility, under which $278.2 million, net of letters of credit, was available as of September 27, 2014; (3) foreign short-term borrowing facilities of $74 million, all of which was available as of September 27, 2014; and (4) cash generated from operations. In addition, we are actively marketing a portfolio of surplus real estate with an aggregate list price of over $65 million. Proceeds from the sales of properties in this portfolio will provide additional liquidity. However, there can be no assurance as to the amount that may actually be realized or the exact timing of any such receipts.

We believe our existing cash resources and other sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements through at least the next 12 months. Should demand for our services decrease significantly over the next 12 months or should we experience increases in delinquent or uncollectible accounts receivable, our cash provided by operations could be adversely impacted.

As of September 27, 2014, 61% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we could incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with cash available under United States credit facilities and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our U.S. liquidity needs for at least the next twelve months.

Contractual Obligations

The following is a summary of our long-term debt, including interest, and operating lease obligations as of September 27, 2014:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1- 3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations, including interest and redemption premiums	$620,846	$166,557	$39,644	$414,645	$—
Operating lease obligations	84,798	22,881	27,990	10,439	23,488
Total contractual obligations	$705,644	$189,438	$67,634	$425,084	$23,488

We also have outstanding firm purchase orders with certain suppliers for the purchase of inventory. These purchase orders are generally short-term in nature. Orders for standard, or catalog, items can typically be canceled with little or no financial penalty. Our policy regarding non-standard or customized items dictates that such items are only ordered specifically for customers who have contractually assumed liability for the inventory. In addition, a substantial portion of catalog items covered by our purchase orders are procured for specific customers based on their purchase orders or a forecast under which the customer has contractually assumed liability for such material. Accordingly, the amount of liability from purchase obligations under these purchase orders is not expected to be significant or meaningful. As of September 27, 2014, we had an insignificant amount of capital lease obligations.

During the fourth quarter of 2014, we entered into a lease agreement with an option to purchase the leased facility for $22.8 million in the third quarter of 2015. We exercised the purchase option during the first quarter of 2015.

As of September 27, 2014, we were unable to reliably estimate when cash settlements with taxing authorities may occur with respect to our unrecognized tax benefits of $86.1 million. Additionally, we have provided guarantees to various third parties in the form of letters of credit totaling $21.8 million as of September 27, 2014. The letters of credit cover various guarantees including workers' compensation claims and customs duties. Lastly, we have defined benefit pension plans with an underfunded amount of $25.9 million at September 27, 2014. We will be required to provide additional funding to these plans in the future if our returns on plan assets are not sufficient to meet our funding obligations. None of the amounts described in this paragraph are included in the table above.

Off-Balance Sheet Arrangements

As of September 27, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Quarterly Results (Unaudited)

The following tables contain selected unaudited quarterly financial data for 2014 and 2013. In management's opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not be considered indicative of the results to be expected from any future period.

	Year ended September 27, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$1,447,498	$1,476,712	$1,604,727	$1,686,169
Gross profit	$110,785	$118,967	$126,913	$131,618
Gross margin	7.7%	8.1%	7.9%	7.8%
Operating income	$39,520	$45,297	$53,328	$61,537
Operating margin	2.7%	3.1%	3.3%	3.6%
Net income	$23,101	$20,840	$20,721	$132,503	(1)
Basic net income per share	$0.28	$0.25	0.25	$1.61
Diluted net income per share	$0.26	$0.24	0.24	$1.52

	Year ended September 28, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$1,494,945	$1,427,642	$1,489,214	$1,505,323
Gross profit	$96,928	$100,304	$114,251	$115,334
Gross margin	6.5%	7.0%	7.7%	7.7%
Operating income	$31,462	$45,798	$35,681	$44,688
Operating margin	2.1%	3.2%	2.4%	3.0%
Net income	$621	$21,191	$18,738	$38,801	(1)
Basic net income per share	$0.01	$0.26	$0.23	$0.46
Diluted net income per share	$0.01	$0.25	$0.22	$0.44

(1) During the fourth quarters of 2014 and 2013, we concluded that it was more likely than not that we would be able to realize the benefit of a portion of our deferred tax assets in the future. As a result, we released $87.6 million and $21.5 million of the valuation allowance attributable to certain U.S. and foreign deferred tax assets and net operating losses in 2014 and 2013, respectively.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding debt obligations. As of September 27, 2014, only $40 million of our long-term debt bears interest at a floating rate. As such, the effect of an immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts typically have maturities of up to two months and are not designated as part of a hedging relationship in accordance with ASC Topic 815. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the consolidated statements of income. As of September 27, 2014, we had outstanding foreign currency forward contracts in the aggregate notional amount of $255.8 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from 1) forecasted sales denominated in currencies other than those used to pay for materials and labor, 2) forecasted non-functional currency labor and overhead expenses, 3) forecasted non-functional currency operating expenses, and 4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts may be up to twelve months in duration and are accounted for as cash flow hedges under ASC Topic 815. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $114.2 million as of September 27, 2014.

The net impact of an immediate 10 percent change in exchange rates would not be material to our consolidated financial statements, provided we accurately forecast and estimate our foreign currency exposure. If such forecasts are materially inaccurate, we could incur significant gains or losses.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sanmina Corporation:

We have audited the accompanying consolidated balance sheets of Sanmina Corporation and subsidiaries (the Company) as of September 27, 2014 and September 28, 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended September 27, 2014. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule of valuation and qualifying accounts as set forth under Item 15. We also have audited the Company's internal control over financial reporting as of September 27, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 27, 2014 and September 28, 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended September 27, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Santa Clara, California
November 13, 2014

SANMINA CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	September 27, 2014	September 28, 2013
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$466,607	$402,875
Accounts receivable, net of allowances of $10,278 and $11,735 as of September 27, 2014 and September 28, 2013, respectively	979,475	944,816
Inventories	893,178	781,560
Prepaid expenses and other current assets	111,714	75,337
Total current assets	2,450,974	2,204,588
Property, plant and equipment, net	563,016	540,151
Other	299,099	251,109
Total assets	$3,313,089	$2,995,848
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,139,845	$956,488
Accrued liabilities	110,357	109,363
Accrued payroll and related benefits	126,541	118,572
Short-term debt, including current portion of long-term debt	157,394	22,301
Total current liabilities	1,534,137	1,206,724
Long-term liabilities:
Long-term debt	386,681	562,512
Other	145,516	135,048
Total long-term liabilities	532,197	697,560
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $.01 par value, authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 166,667 shares; 95,733 and 97,658 shares issued and 82,157 and 84,153 shares outstanding as of September 27, 2014 and September 28, 2013, respectively	822	842
Treasury stock, 13,576 and 13,505 shares as of September 27, 2014 and September 28, 2013, respectively, at cost	(216,857)	(215,658)
Additional paid-in capital	6,064,264	6,103,634
Accumulated other comprehensive income	82,916	84,301
Accumulated deficit	(4,684,390)	(4,881,555)
Total stockholders' equity	1,246,755	1,091,564
Total liabilities and stockholders' equity	$3,313,089	$2,995,848

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
	(In thousands, except per share amounts)

Net sales	$6,215,106	$5,917,124	$6,093,334
Cost of sales	5,726,823	5,490,307	5,657,552
Gross profit	488,283	426,817	435,782
Operating expenses:
Selling, general and administrative	242,288	238,072	240,863
Research and development	32,495	25,571	21,899
Restructuring costs	12,550	24,910	31,371
Amortization of intangible assets	1,798	1,896	3,067
Asset impairments	—	2,100	2,390
Gain on sales of long-lived assets	(530)	(23,361)	(1,298)
Total operating expenses	288,601	269,188	298,292

Operating income	199,682	157,629	137,490

Interest income	1,533	1,014	1,425
Interest expense	(30,804)	(41,004)	(71,744)
Other income (expense), net	3,106	(12,832)	(291)
Loss on extinguishments of debt	(11,778)	(1,401)	(16,937)
Interest and other income (expense), net	(37,943)	(54,223)	(87,547)
Income before income taxes	161,739	103,406	49,943
Provision for (benefit from) income taxes	(35,426)	24,055	(130,291)
Net income	$197,165	$79,351	$180,234

Net income per share:
Basic	$2.38	$0.96	$2.22
Diluted	$2.27	$0.93	$2.16

Weighted-average shares used in computing per share amounts:
Basic	82,872	82,834	81,284
Diluted	86,731	85,403	83,495

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
	(In thousands)

Net income	$197,165	$79,351	$180,234
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,558)	(3,072)	(2,543)
Derivative financial instruments:
Changes in unrealized loss	64	1,008	(2,521)
Amount reclassified into net income	3,686	20,177	8,995
Pension benefit plans:
Changes in unrecognized net actuarial loss and unrecognized transition cost	(1,506)	1,257	(12,190)
Amortization of actuarial loss and transition cost	929	1,452	1,000
Total other comprehensive income (loss)	$(1,385)	$20,822	$(7,259)
Comprehensive income	$195,780	$100,173	$172,975

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Additional Paid-in Capital		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE AT OCTOBER 1, 2011	94,035	$6,054,747	(13,301)	$(213,828)	$70,738	$(5,141,140)	$770,517
Issuances under stock plans	936	2,595	—	—	—	—	2,595
Stock-based compensation	—	17,999	—	—	—	—	17,999
Repurchases of treasury stock	—	—	(35)	(305)	—	—	(305)
Other comprehensive loss	—	—	—	—	(7,259)	—	(7,259)
Net income	—	—	—	—	—	180,234	180,234
BALANCE AT SEPTEMBER 29, 2012	94,971	$6,075,341	(13,336)	$(214,133)	$63,479	$(4,960,906)	$963,781
Issuances under stock plans	2,687	11,611	—	—	—	—	11,611
Stock-based compensation	—	17,524	—	—	—	—	17,524
Repurchases of treasury stock	—	—	(169)	(1,525)	—	—	(1,525)
Other comprehensive income	—	—	—	—	20,822	—	20,822
Net income	—	—	—	—	—	79,351	79,351
BALANCE AT SEPTEMBER 28, 2013	97,658	$6,104,476	(13,505)	$(215,658)	$84,301	$(4,881,555)	$1,091,564
Issuances under stock plans	2,234	16,859	—	—	—	—	16,859
Stock-based compensation	—	18,789	—	—	—	—	18,789
Repurchases of treasury stock	—	—	(71)	(1,199)	—	—	(1,199)
Repurchase and retirement of treasury stock	(4,159)	(75,038)	—	—	—	—	(75,038)
Other comprehensive loss	—	—	—	—	(1,385)	—	(1,385)
Net income	—	—	—	—	—	197,165	197,165
BALANCE AT SEPTEMBER 27, 2014	95,733	$6,065,086	(13,576)	$(216,857)	$82,916	$(4,684,390)	$1,246,755

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$197,165	$79,351	$180,234
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	97,677	96,021	99,477
Stock-based compensation expense	18,789	17,524	17,999
Benefit from doubtful accounts, product returns and other net sales adjustments	(1,457)	(325)	(826)
Deferred income taxes	(69,036)	(8,355)	(155,791)
Gain on sales of assets	(1,586)	(23,559)	(1,780)
Impairment of assets	—	3,082	7,134
Loss on extinguishments of debt	11,778	1,401	16,937
Loss from dedesignation of interest rate swap	—	14,903	—
Other, net	(964)	284	(81)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(35,769)	56,840	12,896
Inventories	(81,238)	44,334	63,365
Prepaid expenses and other assets	(14,515)	12,158	9,432
Accounts payable	174,336	22,307	(48,412)
Accrued liabilities and other long-term liabilities	12,202	1,923	14,829
Cash provided by operating activities	307,382	317,889	215,413
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Proceeds from long-term investments	1,104	—	799
Purchases of property, plant and equipment	(69,507)	(75,950)	(78,631)
Proceeds from sales of property, plant and equipment	6,021	33,080	4,828
Cash paid in connection with business combinations	(79,508)	—	(5,023)
Cash used in investing activities	(141,890)	(42,870)	(78,027)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	4,380	5,760	5,100
Proceeds from short-term borrowings	73,828	205,456	73,995
Repayments of short-term borrowings	(85,908)	(243,151)	(74,200)
Proceeds from revolving credit facility borrowings	568,000	1,054,520	484,000
Repayments of revolving credit facility borrowings	(568,000)	(1,054,520)	(484,000)
Repayments of long-term debt	(422,338)	(257,410)	(410,843)
Proceeds from issuance of long-term debt, net of issuance costs	369,897	—	39,532
Revolving credit facility issuance costs	—	—	(2,687)
Net proceeds from stock issuances	16,859	11,611	2,595
Proceeds from terminations of interest rate swaps	16,492	—	—
Repurchases of common stock	(76,237)	(1,525)	(305)
Cash used in financing activities	(103,027)	(279,259)	(366,813)
Effect of exchange rate changes	1,267	(2,503)	(1,243)
Increase (decrease) in cash and cash equivalents	63,732	(6,743)	(230,670)
Cash and cash equivalents at beginning of year	402,875	409,618	640,288
Cash and cash equivalents at end of year	$466,607	$402,875	$409,618

Cash paid during the year:
Interest, net of capitalized interest	$31,497	$42,184	$67,994
Income taxes, net of refunds	$29,071	$18,142	$12,723

Non-interest bearing notes payable issued in conjunction with a business combination (refer to Note 17)	$14,789	$—	$—

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization of Sanmina

Sanmina Corporation (“Sanmina,” or the “Company”) was incorporated in Delaware in 1989. The Company is a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. The Company provides these comprehensive solutions primarily to original equipment manufacturers (OEMs) in the following industries: communications networks; computing and storage; multimedia; industrial and semiconductor capital equipment; defense and aerospace; medical; energy and clean technology and automotive.

The Company's operations are managed as two businesses:

1)	Integrated Manufacturing Solutions (IMS). IMS is a single operating segment consisting of printed circuit board assembly and test, final system assembly and test, and direct-order-fulfillment.

2)
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane and cable assemblies) and mechanical systems (enclosures, precision machining and plastic injection molding); Products include memory and solid state drive products from the Company's Viking Technology division, defense and aerospace products from SCI Technology, storage products from the Company's Newisys division and optical and RF (Radio Frequency) modules; and Services include design, engineering, logistics and repair services.

The Company's only reportable segment is IMS, which represented 79% of total revenue in 2014. The CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments will be presented in a single category entitled “Components, Products and Services”.

 Basis of Presentation

Fiscal Year. The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2014, 2013 and 2012 were each 52 weeks. All references to years relate to fiscal years unless otherwise noted.

Principles of Consolidation. The consolidated financial statements include the Company's accounts and those of its subsidiaries. All intercompany balances and transactions have been eliminated.

Note 2. Summary of Significant Accounting Policies

Management Estimates and Uncertainties. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements relate to allowances for accounts receivable; provisions for excess and obsolete inventories, product returns, warranties, environmental matters, and legal exposures; determining liabilities for uncertain tax positions; determining the realizability of deferred tax assets; determining fair values of tangible and intangible assets for purposes of impairment tests; determining fair values of interest rate swaps and equity awards; and determining forfeiture rates, volatility and expected life assumptions for purposes of calculating stock compensation expense. Actual results could differ materially from these estimates.

Financial Instruments and Concentration of Credit Risk. Financial instruments consist of cash and cash equivalents, foreign currency forward contracts, interest rate swap agreements, accounts receivable, accounts payable and debt obligations. With the exception of certain of the Company's debt obligations (refer to Note 4. Fair Value and Note 5. Derivative Financial Instruments), the fair value of these financial instruments approximates their carrying amount as of September 27, 2014 and September 28, 2013 due to the nature, or short maturity, of these instruments, or the fact that the instruments are recorded at fair value on the consolidated balance sheets.

Cash and Cash Equivalents. The Company considers all highly-liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Cash and cash equivalents consisted of the following:

	As of
	September 27, 2014	September 28, 2013
	(In thousands)
Cash balances	$466,171	$402,439
Money market funds	436	436
Total	$466,607	$402,875

Accounts Receivable and Other Related Allowances. The Company estimates uncollectible balances, product returns and other adjustments and had allowances of $10.3 million and $11.7 million as of September 27, 2014 and September 28, 2013, respectively, for these items. One of the Company's most significant risks is the ultimate realization of its accounts receivable. This risk is mitigated by ongoing credit evaluations of customers and frequent contact with customers, especially the most significant customers, which enable the Company to monitor changes in its customers' business operations and respond accordingly. To establish the allowance for doubtful accounts, the Company estimates credit risk associated with accounts receivable by considering the creditworthiness of its customers, past experience, specific facts and circumstances, and the overall economic climate in industries that it serves. To establish the allowance for product returns and other adjustments, the Company primarily utilizes historical data.

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

Foreign Currency Translation. For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated to U.S. dollars at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in stockholders' equity as a component of accumulated other comprehensive income ("AOCI"). For all entities, remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other income (expense), net in the accompanying consolidated statements of income. Additionally, remeasurement gains and losses arising from long-term intercompany loans denominated in a currency other than an entity's functional currency are recorded in accumulated other comprehensive income if repayment of the loan is not anticipated in the foreseeable future.

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

The Company accounts for derivative instruments and hedging activities in accordance with ASC Topic 815, Derivatives and Hedging, which requires each derivative instrument to be recorded on the consolidated balance sheets at its fair value as either an asset or a liability. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in stockholders' equity as a separate component of AOCI and is recognized in earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the item being hedged are recognized in earnings in the current period.

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

Recent Accounting Pronouncements. In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard replaces all current U.S. GAAP guidance on revenue, eliminates all industry-specific guidance and provides a unified model in determining when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance can be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The new standard is effective for the Company beginning in fiscal 2018. The Company is currently evaluating the impact of adopting this new accounting standard.

Note 3. Balance Sheet Items

Inventories

Components of inventories were as follows:

	As of
	September 27, 2014	September 28, 2013
	(In thousands)
Raw materials	$628,860	$526,148
Work-in-process	102,618	96,482
Finished goods	161,700	158,930
Total	$893,178	$781,560

Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of
	September 27, 2014	September 28, 2013
	(In thousands)
Machinery and equipment	$1,430,057	$1,416,401
Land and buildings	560,990	564,194
Leasehold improvements	55,463	54,519
Furniture and fixtures	20,507	19,088
Construction in progress	18,335	11,949
	2,085,352	2,066,151
Less: Accumulated depreciation and amortization	(1,522,336)	(1,526,000)
Property, plant and equipment, net	$563,016	$540,151

Depreciation expense was $93.8 million, $94.1 million, and $96.3 million for 2014, 2013 and 2012, respectively.

Warranty Reserve

The following table presents warranty reserve activity:

	Year Ended
	September 27, 2014	September 28, 2013
	(In thousands)
Balance, beginning of the year	$15,136	$14,649
Additions to accrual	6,403	9,156
Accrual utilized	(7,813)	(8,669)
Balance, end of the year	$13,726	$15,136

The warranty reserve is included in accrued liabilities on the consolidated balance sheets.

Note 4. Fair Value

Fair Value Option for Long-term Debt

The Company has elected not to record its long-term debt instruments at fair value, but has measured them at fair value for disclosure purposes. As of September 27, 2014, the aggregate carrying amount of the Company's long-term debt instruments approximates fair value, which was estimated based on quoted prices (Level 2 inputs).

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities are as follows:

•Money market funds
•Time deposits
•Foreign currency forward contracts
•Interest rate swaps

Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that could be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it could transact and also considers assumptions that market participants would use when pricing an asset or liability.

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

There were no transfers between levels in the fair value hierarchy during any period presented herein. The following table presents information as of September 27, 2014 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$436	$11,497	$—	$—	$11,933
Prepaid expenses and other current assets	$—	$—	$15	$3,204	$3,219
Other assets	$—	$—	$—	$2,988	$2,988
Accrued liabilities (1)	$—	$—	$(5)	$(3,012)	$(3,017)

(1) Liabilities, or credit balances, are presented as negative amounts.

The following table presents information as of September 28, 2013 with respect to assets and liabilities measured at fair value on a recurring basis:

	Money market funds	Time deposits	Derivatives designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Derivatives not designated as hedging instruments under ASC 815: Foreign Currency Forward Contracts and Interest Rate Swaps	Total
	Level 1	Level 1	Level 2	Level 2
	(In thousands)
Balance Sheet Classification:
Cash and cash equivalents	$436	$34,569	$—	$—	$35,005
Prepaid expenses and other current assets	$—	$—	$28	$1,105	$1,133
Other assets	$—	$—	$22,512	$—	$22,512
Accrued liabilities (1)	$—	$—	$(32)	$(11,371)	$(11,403)

(1) Liabilities, or credit balances, are presented as negative amounts.

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its Board of Directors that allow participants to defer payment of part or all of their compensation. The Company's results of operations are not significantly affected by these plans since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the above tables. Assets and liabilities associated with these plans were approximately $12.5 million and $11.0 million as of September 27, 2014 and September 28, 2013, respectively, and are recorded as other non-current assets and other long-term liabilities on the consolidated balance sheets.

The Company values derivatives using observable Level 2 market inputs at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled, to transact. The Company seeks high quality counterparties for all financing arrangements. For interest rate swaps, Level 2 inputs include short-term LIBOR rates, futures contracts on LIBOR between two and four years, longer term swap rates at commonly quoted intervals, and credit default swap rates for the Company and relevant counterparties. For currency contracts, Level 2 inputs include foreign currency spot and forward rates and interest rates at commonly quoted intervals. Mid-market pricing is used as a practical expedient for fair value measurements. ASC Topic 820 requires the fair value measurement of an asset or liability to reflect the nonperformance risk of the entity and the counterparty. Therefore, the counterparty's creditworthiness when in an asset position and the Company's creditworthiness when in a liability position have been considered in the fair value measurement of derivative instruments. The effect of nonperformance risk on the fair value of derivative instruments was not material as of September 27, 2014 and September 28, 2013.

Offsetting Derivative Assets and Liabilities

The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update ("ASU") No. 2011-11, "Disclosures about Offsetting Assets and Liabilities " and ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities", which require an entity to disclose information about offsetting and related arrangements to enable financial statement users to evaluate the effect or potential effect of netting arrangements, including rights of setoff associated with the entity's recognized financial assets and liabilities, on the entity's financial position. The adoption of these ASUs did not impact the Company's consolidated financial statements.

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivatives assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis in the consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of September 27, 2014 and September 28, 2013.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

Assets held-for-sale, consisting of land and buildings, are measured at fair value on a nonrecurring basis since these assets are subject to fair value adjustments only when the carrying amount of such assets exceeds the fair value of such assets or such assets have been previously impaired and the fair value exceeds the carrying amount by less than the amount of the impairment that has been recognized. Level 2 inputs consist of independent third party valuations based on market comparables. The carrying value of the Company's assets held-for-sale was $11.6 million and $4.4 million as of September 27, 2014 and September 28, 2013, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheets. Impairment charges of $2.1 million were recorded in 2013 related to properties held-for-sale. No such impairments were recorded in 2014.

Note 5. Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign currency exchange risk.

Interest Rate Risk

Interest rate swaps are used to manage interest rate risk associated with certain borrowings under the Company's long-term debt arrangements.

Interest Rate Swaps Not Designated As Hedging Instruments

Pay Fixed Receive Variable Interest Rate Swap

The Company had interest rate swaps with an aggregate notional amount of $257 million that were entered into in 2007 to hedge LIBOR-based variable rate interest payments expected to occur through June 15, 2014. The swap agreements effectively converted variable interest rate obligations to fixed interest rate obligations and were accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. During the first quarter of 2013, the Company determined, based on its intention of redeeming $257 million of its senior floating rates notes due in 2014 ("2014 Notes"), that it was no longer probable that LIBOR-based, variable rate interest payments would occur on $257 million of debt through June 15, 2014. Accordingly, the Company dedesignated its interest rate swaps in their entirety in the first quarter of 2013 and recorded a charge of $14.9 million in other income (expense), net, representing the portion of the value of the interest rate swaps previously recorded in accumulated other comprehensive income (AOCI) for which it was no longer probable that LIBOR-based variable rate interest payments would occur. Under the terms of the swap agreements, the Company paid the independent swap counterparties a fixed rate of approximately 5.6% and the swap counterparties paid the Company an interest rate equal to three-month LIBOR. Beginning on the date the interest rate swaps were dedesignated, changes in the fair value of the interest rate swaps were recorded to other income (expense), net, in the consolidated statement of income. Such amounts were not material for any period presented herein. The Company continued to make and receive payments under the swaps through June 15, 2014. Upon maturity of the swaps, AOCI of $3.3 million related entirely to an income tax effect of the swap was charged to income tax expense.
Pay Variable Receive Fixed Interest Rate Swap

In 2011, the Company issued $500 million of fixed-rate senior notes (the "2019 Notes") and entered into an interest rate swap with a single counterparty to hedge its exposure to changes in the fair value of the notes resulting from fluctuations in interest rates. The swap agreement, with a notional amount of $500 million, had an expiration date of May 15, 2019 and effectively converted these notes from fixed-rate debt to variable-rate debt. Pursuant to the interest rate swap, the Company paid the swap counterparty a variable rate equal to the three-month LIBOR plus a spread and received a fixed rate of 7.0% from the swap counterparty. In accordance with ASC Topic 815, the interest rate swap was initially accounted for as a fair value hedge and was exempt from periodic assessment of hedge effectiveness. Therefore, during those periods in which the interest rate swap was designated as a hedge for accounting purposes, the change in the fair value of the 2019 Notes resulting from changes in interest rates was assumed to be equal and opposite to the change in the fair value of the interest rate swap.

During 2014, the Company redeemed $400 million of its 2019 Notes and called the remaining $100 million of the 2019 Notes for redemption, which was completed early in the first quarter of 2015. Additionally, the Company terminated $400 million of the notional amount of the interest rate swap in 2014 and received $16.5 million of cash, representing the fair value of the terminated portion of the swap. The Company dedesignated the entire interest rate swap in May 2014 and discontinued hedge accounting at such time. At the time of dedesignation, the fair value hedge accounting adjustment related to the swap was $20.7 million, $16.5 million of which was credited to loss on extinguishments of debt in the consolidated statements of income and $4.2 million of which was being amortized to interest expense over the remaining term of the 2019 Notes. The change in the fair value of the interest rate swap subsequent to the date hedge accounting was discontinued was not material and was recorded in other income (expense), net in the consolidated statements of income.

As of September 27, 2014, the fair value of the interest rate swap was $3.0 million and is included in other non-current assets on the consolidated balance sheet. The swap was terminated early in the first quarter of 2015, at which time the Company received a cash payment of $3.3 million.

Foreign Currency Exchange Risk

Forward contracts on various foreign currencies are used to manage foreign currency risk associated with forecasted non-functional currency transactions and certain monetary assets and liabilities denominated in non-functional currencies. The Company's primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	September 27, 2014	September 28, 2013
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$114,157	$100,679
Number of contracts	42	41
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$255,828	$190,226
Number of contracts	41	42

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts have maturities of up to two months and are not designated as accounting hedges under ASC Topic 815. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income (expense), net, in the consolidated statements of income. For the year ended September 27, 2014 and September 28, 2013, the Company recognized losses of $0.8 million and $4.7 million, respectively, associated with forward contracts. From an economic perspective, the objective of the Company's hedging program is for gains and losses on forward contracts to substantially offset gains and losses on the underlying hedged items.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI), an equity account, and reclassified into earnings in the period or periods during which the hedged transaction affects earnings. Gains and losses on derivative instruments representing hedge ineffectiveness are recognized in current earnings and, other than ineffectiveness of $14.9 million recognized in the first quarter of 2013 in connection with a dedesignation of interest rate swaps, were not material for any period presented herein. As of September 27, 2014, AOCI related to foreign currency forward contracts was not material.

The following table presents the effect of cash flow hedging relationships on the Company's consolidated statements of income for the years ended September 27, 2014 and September 28, 2013, respectively:

Type of Derivatives	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)
	September 27, 2014	September 28, 2013		September 27, 2014	September 28, 2013		September 27, 2014	September 28, 2013
	(In thousands)
Interest rate swaps	$—	$96	Interest expense	$(318)	$(6,587)	Other income (expense), net	$—	$(14,903)
			Income tax expense	(3,315)	—			—
Foreign currency forward contracts	64	912	Net Sales	(71)	(364)
			Cost of sales	48	1,603
			Selling, general and administrative	(30)	74
Total	$64	$1,008		$(3,686)	$(5,274)		$—	$(14,903)

Note 6. Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents, trade accounts receivable, foreign exchange forward contracts and interest rate swap agreements. The carrying value of assets such as cash, cash equivalents and accounts receivable is expected to approximate fair value due to the assets short duration. Foreign exchange forward contracts and interest rate swap agreements are recorded on the Company's balance sheets at fair value. The Company maintains the majority of its cash and cash equivalents with recognized financial institutions that follow the Company's investment policy and has not experienced any significant losses on these investments to date. One of the Company's most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by ongoing credit evaluations of, and frequent contact with, the Company's customers, especially its most significant customers, thus enabling it to monitor changes in business operations and respond accordingly. The Company generally does not require collateral for sales on credit. The Company considers these concentrations of credit risks when estimating its allowance for doubtful accounts.

One customer represented more than 10% of the Company's net sales in each of 2013 and 2012. No customer represented more than 10% of the Company's net sales in 2014. One customer represented 10% or more of the Company's gross accounts receivable as of September 27, 2014 and two customers each represented 10% or more of the Company's gross accounts receivable as of September 28, 2013.

Note 7. Debt

Long-term debt consisted of the following:

	As of
	September 27, 2014	September 28, 2013
	(In thousands)
Secured debt due 2015	$40,000	$40,000
Senior notes due 2019 ("2019 Notes")	100,000	500,000
Senior secured notes due 2019 ("Secured Notes")	375,000	—
Non-interest bearing notes payable	15,097	—
Fair value adjustment (1)	3,757	22,512
Total long-term debt	$533,854	$562,512
Less : Current portion
2019 Notes called for redemption in fourth quarter of 2014	100,000	—
Fair value adjustment related to remaining 2019 Notes	3,757	—
Secured debt due in July 2015	40,000	—
Current portion of non-interest bearing notes payable	3,416	—
Long-term debt	$386,681	$562,512

(1) Represents fair value hedge accounting adjustment related to interest rate swaps. See Note 5 for discussion.

Secured Notes. During the third quarter of 2014, the Company entered into an indenture among the Company, certain subsidiaries of the Company, as guarantors (the “Guarantors”), and U.S. Bank National Association, as trustee and as notes collateral agent (the “Indenture”) and issued $375 million aggregate principal amount of senior secured notes due 2019. The Secured Notes mature on June 1, 2019 and bear interest at an annual rate of 4.375%, payable semi-annually in arrears in cash. In connection with issuance of the Secured Notes, the Company incurred debt issuance costs of $5.1 million which are included in other non-current assets on the consolidated balance sheets and are being amortized to interest expense over the term of the Secured Notes using the effective interest method.

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

2019 Notes. During 2011, the Company issued $500 million aggregate principal amount of senior notes due 2019. The 2019 Notes mature on May 15, 2019 and bear interest at an annual rate of 7%, payable semi-annually in arrears in cash.

During 2014, the Company redeemed $400 million of its outstanding 2019 Notes at par plus a redemption premium and accrued interest and recorded a net loss on extinguishment of debt of $11.8 million, consisting of redemption premiums of $21.8 million, a write-off of unamortized debt issuance costs of $6.0 million and third party costs of $0.5 million, partially offset by a $16.5 million credit related to the fair value hedge adjustment associated with the extinguished 2019 Notes.

Additionally, during the fourth quarter of 2014, the Company called the remaining $100 million of its 2019 Notes for redemption, which was completed early in the first quarter of 2015. These notes were redeemed at par plus a redemption premium and accrued interest. In connection with this redemption, the Company expects to record a net loss on extinguishment of debt of $2.9 million, consisting of redemption premiums of $5.3 million and a write-off of unamortized debt issuance costs of $1.4 million, partially offset by a $3.8 million credit for the fair value hedge adjustment related to the extinguished 2019 Notes.

As discussed in Note 5, the Company entered into an interest rate swap to hedge its exposure to changes in the fair value of the 2019 Notes resulting from changes in interest rates. As of September 27, 2014, the fair value hedge accounting adjustment related to the 2019 Notes was $3.8 million.

Secured Debt due 2015. During the fourth quarter of 2012, the Company borrowed $40.0 million using its corporate campus as collateral. The secured debt matures in July 2015, bears interest at LIBOR plus a spread or the bank's prime rate plus a spread, includes two one-year renewal options subject to bank approval and requires compliance with a fixed-charge coverage ratio and customary covenants similar to those of the asset-backed lending facility discussed below.

Non-interest Bearing Notes Payable. The Company issued unsecured, interest-free, 5 year term notes (payable annually) with a face value of $17.1 million in connection with assets acquired during the third quarter of 2014. The discounted value of the notes issued was $14.8 million (see Note 17).

Maturities of long-term debt, excluding amounts classified as current, as of September 27, 2014 were as follows:

(In thousands)
2016	3,416
2017	3,416
2018	3,416
2019	378,415
Thereafter	—

Short-term Debt

Asset-backed Lending Facility. In 2009, the Company entered into a Loan, Guaranty and Security Agreement, among the Company, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for such lenders.

During the second quarter of 2012, the Company entered into an Amended and Restated Loan, Guaranty and Security Agreement (the “Loan Agreement”), among the Company, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for such lenders. The Loan Agreement amended and restated the Company's existing Loan, Guaranty and Security Agreement. The Company incurred $2.7 million of debt issuance costs in connection with this amendment. Such costs are included in other non-current assets on the consolidated balance sheets and are being amortized to interest expense over the life of the facility on a straight-line basis.

The Loan Agreement provides for a $300 million secured asset-backed revolving credit facility with a $100 million letter of credit sublimit. The facility may be increased by an additional $200 million upon obtaining additional commitments from the lenders then party to the Loan Agreement or new lenders. The Loan Agreement expires on March 16, 2017 (the “Maturity Date”). As of September 27, 2014, there were no borrowings outstanding, $21.8 million in letters of credit were outstanding and the Company was eligible to borrow $278.2 million.

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

 The Loan Agreement contains a financial covenant that was not applicable to us as of September 27, 2014, and customary covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Loan Agreement contains customary negative covenants limiting the ability of the Company under certain circumstances, among other things, to use the facility to incur debt, make investments, acquisitions and certain restricted payments, and to sell assets. Upon an event of default, the lenders may declare all outstanding principal and accrued but unpaid interest under the Loan Agreement immediately due and payable. Events of default under the Loan Agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants or representations and warranties, change in control of the Company and bankruptcy events.

Foreign Short-term Borrowing Facilities. As of September 27, 2014, certain foreign subsidiaries of the Company had a total of $74.0 million of short-term borrowing facilities, under which no borrowings were outstanding. The borrowing agreements contain certain negative covenants that, upon default, permit the bank to deny any further advances or extension of credit or to terminate the borrowing agreements. These facilities expire at various dates through the end of 2015.

Debt Covenants

Other than the Company's Secured Debt due 2015, the Company's debt agreements do not contain financial covenants currently applicable to the Company, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. The Company's secured debt due in 2015 requires the Company to maintain a minimum fixed charge coverage ratio during its term. As of September 27, 2014, the Company was in compliance with all covenants related to its long-term debt instruments, asset backed lending facility and short-term debt facilities.

Note 8. Commitments and Contingencies

Operating Leases. The Company leases certain of its facilities and equipment under non-cancellable operating leases expiring at various dates through 2042. The Company is responsible for utilities, maintenance, insurance and property taxes under these leases. Future minimum lease payments, net of sublease income, under operating leases are as follows:

(In thousands)
2015	$22,881
2016	16,564
2017	11,426
2018	7,371
2019	3,068
Thereafter	23,488
Total	$84,798

Rent expense, net of sublease income, under operating leases was $29.5 million, $33.7 million and $32.9 million for 2014, 2013 and 2012, respectively.

During the fourth quarter of 2014, the Company entered into a lease agreement with an option to purchase the leased facility for $22.8 million in the third quarter of 2015. The Company exercised the purchase option during the first quarter of 2015.

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

The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies or other applicable accounting standards. As of September 27, 2014 and September 28, 2013, the Company had accrued liabilities of $24.8 million and $22.2 million, respectively, for environmental matters, litigation and other contingencies, excluding reserves for uncertain tax positions, which the Company believes is adequate. However, there can be no assurance that the Company's reserve will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets.

On October 6, 2014, one of the Company’s customers, GT Advanced Technologies, filed a petition for reorganization under bankruptcy law. The Company performed an analysis as of September 27, 2014 to quantify its potential exposure and administrative and reclamation claim priority. As a result of the analysis, the Company determined that certain accounts receivable may not be collectible and therefore deferred recognition of revenue in the amount of $1.9 million.

The Company is subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including those addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of materials. As of September 27, 2014, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination.

Note 9. Income Taxes

Domestic and foreign components of income (loss) before income taxes were as follows:

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
	(In thousands)
Domestic	$92,961	$3,517	$(7,548)
Foreign	68,778	99,889	57,491
Total	$161,739	$103,406	$49,943

The provision for (benefit from) income taxes consists of the following:

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
	(In thousands)
Federal:
Current	$5,889	$—	$(3,223)
Deferred	(43,789)	(6,611)	(154,292)
State:
Current	(100)	1,388	(124)
Deferred	(1,251)	(189)	(4,408)
Foreign:
Current	27,937	31,249	28,928
Deferred	(24,112)	(1,782)	2,828
Total provision for (benefit from) income taxes	$(35,426)	$24,055	$(130,291)

 The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of
	September 27, 2014	September 28, 2013
	(In thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$452,754	$473,025
Foreign net operating loss carryforwards	298,693	307,404
Acquisition related intangibles	58,442	73,205
Accruals not currently deductible	62,148	50,835
Property, plant and equipment	23,754	20,557
Tax credit carryforwards	9,155	24,330
Reserves not currently deductible	18,612	22,588
Stock compensation expense	14,173	13,970
Unrealized losses	4,417	4,437
Other	745	132
Valuation allowance	(663,193)	(788,260)
Total deferred tax assets	279,700	202,223
Deferred tax liabilities on foreign earnings	(19,872)	(19,873)
Other deferred tax liabilities	(9,521)	(1,195)
Net deferred tax assets	$250,307	$181,155
Recorded as:
Current deferred tax assets	$37,738	$23,276
Non-current deferred tax assets	217,645	157,879
Non-current deferred tax liabilities	(5,076)	—
Net deferred tax assets	$250,307	$181,155

The Company offsets current deferred tax assets and liabilities and non-current deferred tax assets and liabilities by tax-paying jurisdiction. The resulting net amounts by tax jurisdiction are then aggregated without further offset.

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results.

Prior to 2012, based on historical evidence (primarily cumulative losses), the Company had a full valuation allowance against its net deferred tax assets in the U.S. and certain foreign jurisdictions. In 2012, the Company recorded a partial release of its U.S. valuation allowances in recognition of its recent history of cumulative profits and continued projected earnings.

During the fourth quarters of 2014 and 2013, the Company concluded that it was more likely than not that it would be able to realize the benefit of an additional portion of its deferred tax assets in the U.S. and certain foreign jurisdictions. The Company based this conclusion on a continued pattern of recent income before tax, certain global restructuring actions and a significant increase in projected future operating income in the U.S. and certain other foreign jurisdictions. As a result, the Company released $87.6 million and $21.5 million of the valuation allowance attributable to certain U.S. and foreign deferred tax assets and net operating losses during 2014 and 2013, respectively.

To the extent the Company continues to consistently earn, as well as reliably project, income in the appropriate jurisdictions, it is reasonably possible that the valuation allowance will be further reduced at such time when such positive evidence can be substantiated. An additional year of strong and predictable earnings may be sufficient to warrant an additional release of the valuation allowance in 2015, although such positive evidence would need to be weighed against any negative evidence existing at that time.

As of September 27, 2014, U.S. income taxes have not been provided for approximately $543.6 million of cumulative undistributed earnings of several non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S. Determination of the amount of unrecognized deferred tax liabilities on these undistributed earnings is not practicable.

As of September 27, 2014, the Company has cumulative net operating loss carryforwards for federal, state and foreign tax purposes of $1,207.2 million, $888.9 million and $1,076.8 million, respectively. The federal and state net operating loss carryforwards begin expiring in 2023 and 2015, respectively, and expire at various dates through 2033. Certain foreign net operating losses start expiring in 2015. However, the majority of foreign net operating losses carryforward indefinitely. The Tax Reform Act of 1986 and similar state provisions impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in the Internal Revenue Code. As of September 27, 2014, the Company had $6.8 million of federal net operating losses subject to an annual limitation and may utilize approximately $1.7 million of these net operating losses each year. Additionally, the utilization of certain foreign net operating losses may be restricted due to changes in ownership and business operations.

The Company has been granted tax holidays for certain of its subsidiaries in India, Singapore, Thailand and China. Tax benefits arising from these tax holidays were $0.7 million for 2014 ($0.01 per diluted shares), $1.5 million for 2013 ($0.02 per diluted share) and $3.1 million for 2012 ($0.04 per diluted share). The Company's tax holiday in Singapore expired in 2012 and tax holidays in Thailand and China expired in 2013. The Company's tax holiday in India expires in 2019, excluding potential renewals, and is subject to certain conditions with which the Company expects to comply.

Following is a reconciliation of the statutory federal tax rate to the Company's effective tax rate:

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
Federal tax at statutory rate	35.00%	35.00%	35.00%
Effect of foreign operations	(4.34)	(8.17)	21.73
Foreign income inclusion	1.17	4.08	10.48
Change in valuation allowance	(4.23)	11.54	(6.74)
Permanent items	2.69	0.26	3.11
Change to other comprehensive income	2.05	—	(6.64)
Release of valuation allowance	(54.18)	(20.79)	(317.76)
State income taxes, net of federal benefit	(0.06)	1.34	(0.06)
Effective tax rate	(21.90)%	23.26%	(260.88)%

A reconciliation of the beginning and ending amount of total unrecognized tax benefits, excluding accrued penalties and interest, is as follows:

	Year Ended
	September 27, 2014	September 28, 2013
	(In thousands)
Balance, beginning of year	$65,148	$54,224
Increase related to prior year tax positions	—	13,238
Decrease related to prior year tax positions	(11,274)	(5,672)
Increase related to current year tax positions	4,993	3,358
Settlement	(4,630)	—
Balance, end of year	$54,237	$65,148

 As of September 27, 2014, the Company had reserves of $31.9 million for the payment of interest and penalties relating to unrecognized tax benefits. The Company accrued interest and penalties related to unrecognized tax benefits of $5.6 million in 2014, $1.9 million in 2013, and $5.6 million in 2012. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Note 10. Restructuring Costs

Due to substantial completion of all actions under restructuring plans and immateriality of the remaining accrual balance related to such plans, these plans have been combined for disclosure purposes. In connection with these plans, the Company expects to incur restructuring costs in future periods primarily for vacant facilities and former sites for which the Company is or may be responsible for environmental remediation. Costs incurred with respect to vacant facilities consist primarily of costs to maintain vacant facilities that are owned until such facilities can be sold.

Below is a summary of restructuring costs associated with facility closures and other consolidation efforts (in thousands):

Accrual balance at October 1, 2011	$7,743
Employee severance and benefits	12,445
Leases and facilities shutdown costs	15,010
Non-cash charges	6,878
Cash paid for employee terminations	(7,093)
Cash paid for leases and facilities shutdown costs	(13,113)
Non-cash charges	(6,878)
Accrual balance at September 29, 2012	14,992
Employee severance and benefits	2,784
Leases and facilities shutdown costs	17,785
Non-cash charges	4,341
Cash paid for employee terminations	(12,614)
Cash paid for leases and facilities shutdown costs	(16,669)
Non-cash charges	(4,341)
Accrual balance at September 28, 2013	6,278
Employee severance and benefits	329
Leases and facilities shutdown costs	10,727
Non-cash charges	1,494
Cash paid for employee terminations	(892)
Cash paid for leases and facilities shutdown costs	(9,958)
Non-cash charges	(1,494)
Accrual balance at September 27, 2014	$6,484

The Company's IMS segment incurred restructuring costs under all restructuring plans of $8.3 million, $11.9 million and $19.0 million for 2014, 2013 and 2012, respectively. Restructuring costs are included in accrued liabilities on the consolidated balance sheets.

Note 11. Earnings Per Share

Basic and diluted earnings per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
	(In thousands, except per share amounts)
Numerator:
Net income	$197,165	$79,351	$180,234

Denominator:
Weighted average common shares outstanding	82,872	82,834	81,284
Effect of dilutive stock options and restricted stock units	3,859	2,569	2,211
Denominator for diluted earnings per share	86,731	85,403	83,495

Net income per share:
Basic	$2.38	$0.96	$2.22
Diluted	$2.27	$0.93	$2.16

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method:

	As of
	September 27, 2014	September 28, 2013	September 29, 2012
Potentially dilutive securities:	(In thousands)
Employee stock options	2,502	6,634	7,937
Restricted stock units	112	—	369
Total	2,614	6,634	8,306

Note 12. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
	(In thousands)
Stock options	$9,820	$10,506	$10,084
Restricted stock units	8,969	7,018	7,915
Total	$18,789	$17,524	$17,999

Stock-based compensation expense was as follows:

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
	(In thousands)
Cost of sales	$5,849	$5,464	$4,504
Selling, general & administrative	12,861	11,942	13,363
Research & development	79	118	132
Total	$18,789	$17,524	$17,999

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

Assumptions used to estimate the fair value of stock options granted were as follows:

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
Volatility	67.6%	86.0%	85.8%
Risk-free interest rate	1.5%	0.7%	0.9%
Dividend yield	—	—	—
Expected life of options	5.0	5.0	5.0

Stock option activity was as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding as of October 1, 2011	10,922	13.85	6.89	14,195
Granted	1,775	9.61
Exercised/Cancelled/Forfeited/Expired	(1,422)	14.08
Outstanding as of September 29, 2012	11,275	13.15	6.54	18,548
Granted	975	8.83
Exercised/Cancelled/Forfeited/Expired	(2,688)	13.36
Outstanding as of September 28, 2013	9,562	12.65	5.99	62,825
Granted	648	15.89
Exercised/Cancelled/Forfeited/Expired	(2,029)	12.67
Outstanding as of September 27, 2014	8,181	12.90	5.30	93,767
Vested and expected to vest as of September 27, 2014	8,029	12.93	5.25	91,888
Exercisable as of September 27, 2014	6,539	13.22	4.60	73,555

The weighted-average grant date fair value of stock options granted during 2014, 2013 and 2012 was $9.14, $5.91, and $6.44, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company's closing stock price on the date indicated. The total intrinsic value of stock options exercised was $18.3 million for 2014, $12.1 million for 2013 and was insignificant for 2012.

As of September 27, 2014, unrecognized compensation expense of $9.7 million is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes information regarding stock options outstanding at September 27, 2014:

Options Outstanding				Options Vested and Exercisable
Range of Weighted Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
	(In thousands)			(In thousands)
$1.50-$7.30	1,158	4.69	3.66	1,142	3.62
$7.31-$8.76	1,416	7.28	8.57	715	8.60
$8.77-$10.80	1,563	5.88	9.37	1,293	9.11
$10.81-$15.76	1,561	6.36	12.99	1,087	12.14
$15.77-$21.11	620	6.79	16.42	446	16.34
$21.12-$21.41	1,204	2.67	21.12	1,204	21.12
$21.42-$53.28	659	1.69	28.25	652	28.32
$1.50-$53.28	8,181	5.30	12.90	6,539	13.22

Restricted Stock Units

The Company issues restricted stock units to executive officers, directors and certain management employees. These units vest over periods ranging from one to four years and are automatically exchanged for shares of common stock at the vesting date. Compensation expense associated with these units is recognized ratably over the vesting period.

 Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted Grant-Date Fair Value Per Share ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of October 1, 2011	1,838	11.42	1.63	14,249
Granted	790	6.16
Vested/Forfeited/Cancelled	(398)	11.69
Outstanding as of September 29, 2012	2,230	9.51	1.08	21,272
Granted	1,167	9.42
Vested/Forfeited/Cancelled	(1,629)	7.93
Outstanding as of September 28, 2013	1,768	10.90	2.02	31,052
Granted	1,204	17.16
Vested/Forfeited/Cancelled	(631)	13.99
Outstanding as of September 27, 2014	2,341	13.29	2.01	56,064
Expected to vest as of September 27, 2014	1,628	13.59	1.88	38,984

The weighted-average grant date fair value of restricted stock units granted was $17.16, $9.42 and $6.16 in 2014, 2013 and 2012, respectively. The total fair value of restricted stock units vested was $9.2 million for 2014, $8.3 million for 2013 and was insignificant for 2012. As of September 27, 2014, unrecognized compensation expense of $17.0 million is expected to be recognized over a weighted average period of 1.7 years. Additionally, as of September 27, 2014, unrecognized compensation expense related to performance-based restricted stock units for which achievement of vesting criteria is not considered probable was $5.8 million.

Note 13. Stockholders' Equity

In 2009, the Company's stockholders approved the 2009 Incentive Plan (“2009 Plan”) and the reservation of 7.5 million shares of common stock for issuance thereunder, which was subsequently increased to 18.1 million shares. The 2009 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares. The per share exercise price for shares to be issued pursuant to exercise of an option must be no less than 100% of the fair market value per share on the date of grant.

Upon approval of the 2009 Plan, all of the Company's other stock plans were terminated as to future grants. Although these plans have been terminated, they will continue to govern all awards granted under them until the expiration of the awards.

As of September 27, 2014, an aggregate of 13.7 million shares were authorized for future issuance under the Company's stock plans, of which 10.5 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3.2 million shares of common stock were available for future grant. Awards other than stock options and stock appreciation rights reduce common stock available for grant by 1.36 shares for every share of common stock subject to such an award. Awards under the 2009 plan that expire or are cancelled without delivery of shares generally become available for issuance under the plan.

In 2013, the Company's Board of Directors authorized the Company to repurchase up to $100 million of the Company's common stock in the open market or in negotiated transactions off the market. The Board of Directors subsequently approved a second $100 million stock repurchase plan in September 2014. These authorizations have no expiration date. During 2014, the Company repurchased 4.2 million shares of its common stock for $75 million. As of September 27, 2014, $125 million remains available under these authorizations.

In addition to the authorizations discussed above, the Company repurchased 71,000, 169,000 and 35,000 shares of its common stock for $1.2 million, $1.5 million and $0.3 million, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units during 2014, 2013, and 2012.

Accumulated Other Comprehensive Income. Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	September 27, 2014	September 28, 2013
	(In thousands)
Foreign currency translation adjustments	$100,090	$104,648
Unrealized holding losses on derivative financial instruments	(575)	(4,325)
Unrecognized net actuarial loss and unrecognized transition cost for benefit plans	(16,599)	(16,022)
Total	$82,916	$84,301

Note 14. Other Income (Expense), Net

The following table summarizes the major components of other income (expense), net (in thousands):

	Year ended
	September 27, 2014	September 28, 2013	September 29, 2012
Foreign exchange losses	$(1,962)	$(3,091)	$(4,144)
Loss from dedesignation of interest rate swap (1)	—	(14,903)	—
Other, net	5,068	5,162	3,853
Total	$3,106	$(12,832)	$(291)

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

Note 15. Employee Benefit Plans

The Company has various defined contribution retirement plans that cover the majority of its domestic employees. These retirement plans permit participants to elect to have contributions made to the retirement plans in the form of salary deferrals. Under these retirement plans, the Company may match a portion of employee contributions. Amounts contributed by the Company were not material for any period presented herein.

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its board of directors. These plans allow eligible participants to defer payment of all or part of their compensation. Deferrals under these plans were $1.9 million and $1.6 million for 2014 and 2013, respectively. Assets and liabilities associated with these plans were approximately $12.5 million and $11.0 million, as of September 27, 2014 and September 28, 2013, respectively, and are recorded in other non-current assets and other long-term liabilities on the consolidated balance sheets.

Defined benefit plans covering certain employees in the United States and Canada were frozen in 2001. Employees who had not yet vested will continue to be credited with service until vesting occurs, but no additional benefits will accrue.

The Company also provides defined benefit pension plans in certain other countries. The assumptions used for calculating the pension benefit obligations for non-U.S. plans depend on the local economic environment and regulations. The measurement date for the Company's pension plans is September 27, 2014.

Changes in benefit obligations for the plans described above were as follows (in thousands):

	As of September 27, 2014		As of September 28, 2013		As of September 29, 2012
Change in Benefit Obligations	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Beginning projected benefit obligation	$26,702	$44,590	$29,601	$35,171	$26,885	$25,396
Service cost	—	1,172	—	1,144	—	666
Interest cost	966	1,771	791	1,721	1,027	1,388
Actuarial (gain) loss	1,998	4,187	(2,050)	3,561	4,121	9,729
Benefits paid	(660)	(912)	(674)	(1,083)	(2,432)	(722)
Other (1)	(1,655)	(1,755)	(966)	4,076	—	(1,286)
Ending projected benefit obligation	$27,351	$49,053	$26,702	$44,590	$29,601	$35,171

Ending accumulated benefit obligation	$27,351	$44,363	$26,702	$40,072	$29,601	$31,917

(1)	Related to miscellaneous items such as settlements, curtailments, foreign exchange movements, etc.

Weighted-average actuarial assumptions used to determine benefit obligations were as follows:

	U.S. Pensions		Non-U.S. Pensions
	As of		As of
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Discount rate	3.12%	3.78%	3.58%	4.14%
Rate of compensation increases	—%	—%	2.59%	3.29%

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

Changes in plan assets and funded status for the plans described above were as follows (in thousands):

	As of September 27, 2014		As of September 28, 2013		As of September 29, 2012
Change in Plan Assets	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Beginning fair value	$20,767	$28,255	$20,443	$24,853	$18,809	$26,087
Actual return	3,020	930	1,964	1,239	2,466	1,144
Employer contributions	—	394	—	589	1,600	295
Benefits paid	(660)	(912)	(674)	(1,083)	(2,432)	(722)
Actuarial gain (loss)	—	1,789	—	1,397	—	(463)
Settlements	(1,655)	—	(966)	—	—	—
Foreign currency exchange rate differences	—	(1,407)	—	1,260	—	(1,488)
Ending fair value	$21,472	$29,049	$20,767	$28,255	$20,443	$24,853
Underfunded Status	$(5,879)	$(20,004)	$(5,935)	$(16,335)	$(9,158)	$(10,318)

Weighted-average asset allocations by asset category for the U.S. and non-U.S. plans were as follows:

	U.S.			Non-U.S.
	Level 1			Level 1
	As of			As of
	Target	September 27, 2014	September 28, 2013	Target	September 27, 2014	September 28, 2013
Equity securities	51%	51.0%	52.0%	20%	28.6%	25.2%
Debt securities	49%	49.0%	46.3%	80%	67.3%	69.8%
Cash	—%	—%	1.7%	—%	4.1%	5.0%
Total	100%	100%	100%	100%	100%	100%

The Company's investment strategy is designed to ensure that sufficient pension assets are available to pay benefits as they become due. In order to meet this objective, the Company has established targeted investment allocation percentages for equity and debt securities as noted in the preceding table. As of September 27, 2014, U.S. plan assets are invested in mutual funds which are valued based on the net asset value (NAV) of the underlying securities in an active market, which is considered a Level 1 input under ASC Topic 820, Fair Value Measurements and Disclosures (refer to Note 5). The beneficial interest of each participant is represented in units which are issued and redeemed daily at the fund's closing NAV. Non-U.S. plan assets are invested in publicly-traded mutual funds consisting of medium-term Euro bonds and stocks of companies in the European region. The mutual funds are valued using the NAV that is quoted in an active market and is considered a Level 1 input under ASC Topic 820. The plans are managed consistent with regulations or market practice of the country in which the assets are invested. As of September 27, 2014 there were no significant concentrations of credit risk related to pension plan assets.

The funded status of the plans, reconciled to the amount reported on the consolidated balance sheets, is as follows (in thousands):

	As of September 27, 2014		As of September 28, 2013		As of September 29, 2012
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of Net Amount Recognized on Consolidated Balance Sheets:
Current liabilities	$—	$(894)	$—	$(615)	$—	$(395)
Non-current liabilities	(5,879)	(19,110)	(5,935)	(15,720)	(9,158)	(9,923)
Net asset (liability) recognized on Consolidated Balance Sheets	$(5,879)	$(20,004)	$(5,935)	$(16,335)	$(9,158)	$(10,318)

Amounts recognized in AOCI (pre-tax) consisted of (in thousands):

	As of September 27, 2014		As of September 28, 2013		As of September 29, 2012
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Unrecognized transition obligation	$—	$8	$—	$32	—	$55
Unrecognized net actuarial loss	5,255	11,819	6,151	10,381	10,674	8,631
Accumulated other comprehensive loss	$5,255	$11,827	$6,151	$10,413	$10,674	$8,686

Estimated amortization from accumulated other comprehensive income into net periodic benefit cost in 2015 is not material. Net periodic benefit costs consist primarily of service cost and interest cost and were not material for any period presented herein.

Weighted-average assumptions used to determine benefit costs were as follows:

	U.S. Pensions		Non-U.S. Pensions
	As of		As of
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Discount rate	3.78%	2.75%	4.14%	4.39%
Expected return on plan assets	4.50%	4.00%	3.50%	3.50%
Rate of compensation increases	—%	—%	3.29%	0.97%

The expected long-term rate of return on assets for the U.S. and non-U.S. pension plans used in these calculations is assumed to be 4.50% and 3.50%, respectively. Several factors, including historical rates of returns, expectations of future returns for each major asset class in which the plan invests, the weight of each asset class in the target mix, the correlations between asset classes and their expected volatilities are considered in developing the asset return assumptions.

Estimated future benefit payments are as follows:

Pension Benefits
(In thousands)
2015	$8,204
2016	$4,041
2017	$3,878
2018	$4,158
2019	$4,230
Years 2020 through 2023	$21,991

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

2)
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane and cable assemblies) and mechanical systems (enclosures, precision machining and plastic injection molding); Products include memory and solid state drive products from the Company's Viking Technology division, defense and aerospace products from SCI Technology, storage products from the Company's Newisys division and optical and RF (Radio Frequency) modules; and Services include design, engineering, logistics and repair services.

The Company evaluated its operating segments to determine whether they can be aggregated into reportable segments. Factors considered in this evaluation were similarity regarding economic characteristics, products, production processes, type or classes of customers, distribution methods and regulatory environments. Based on this evaluation, the Company determined that it has only one reportable segment - IMS, which generated 79% of the Company's total revenue in 2014. The Company's CPS business consists of multiple operating segments which do not meet the quantitative threshold for being presented as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services (CPS)”.

The accounting policies for each segment are the same as those disclosed by the Company for its consolidated financial statements. Intersegment sales consist primarily of sales of components from CPS to IMS.

The Company's chief operating decision making group is the Chief Executive Officer and Chief Financial Officer and they allocate resources and assess performance of operating segments based on a non-GAAP measure of revenue and gross profit that excludes items not directly related to the Company's ongoing business operations. These items are typically either non-recurring or non-cash in nature.

The following table presents segment information for the following years:

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
	(In thousands)
Gross sales:
IMS	$4,933,714	$4,766,670	$4,968,983
CPS	1,514,340	1,335,510	1,265,855
Intersegment revenue	(231,092)	(185,056)	(141,504)
Unallocated items (1)	$(1,856)	$—	$—
Net Sales	$6,215,106	$5,917,124	$6,093,334

Gross Profit:
IMS	$339,909	$291,664	$329,267
CPS	155,974	144,725	111,448
Total	495,883	436,389	440,715
Unallocated items (1)	(7,600)	(9,572)	(4,933)
Total	$488,283	$426,817	$435,782

Depreciation and amortization:
IMS	$50,933	$54,531	$54,711
CPS	38,420	32,802	35,641
Total	89,353	87,333	90,352
Unallocated corporate items (2)	8,324	8,688	9,125
Total	$97,677	$96,021	$99,477

Capital expenditures:
IMS	$47,103	$44,080	$39,962
CPS	27,724	25,542	40,150
Total	74,827	69,622	80,112
Unallocated corporate items (2)	4,635	3,447	1,787
Total	$79,462	$73,069	$81,899

(1) For purposes of evaluating segment performance, management excludes certain items from its measures of revenue and gross profit. These items include stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and similar items that either occur infrequently or are of a non-operational nature.

(2) Primarily related to selling, general and administration functions.

	As of
	September 27, 2014	September 28, 2013
	(In thousands)
Long-lived assets (including assets held for sale):
IMS	$309,922	$287,907
CPS	213,266	204,905
Total	523,188	492,812
Unallocated corporate items (1)	51,466	51,722
Total	$574,654	$544,534

(1) Primarily related to selling, general and administration functions.

Information by geographic segment, determined based on the country in which a product is manufactured or a service is provided, was as follows:

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
	(In thousands)
Net sales:
Domestic	$1,041,892	$1,074,529	$1,106,446
Mexico	1,693,564	1,433,799	1,296,690
China	1,564,389	1,501,632	1,667,095
Other international	1,915,261	1,907,164	2,023,103
Total	$6,215,106	$5,917,124	$6,093,334

Percentage of net sales represented by ten largest customers	50.3%	50.3%	49.7%
Number of customers representing 10 % or more of net sales	—	1	1

	As of
	September 27, 2014	September 28, 2013
	(In thousands)
Long-lived assets (including assets held for sale):
Domestic	$147,298	$147,773
Mexico	168,712	125,552
China	89,380	88,160
Other international	169,264	183,049
Total	$574,654	$544,534

Note 17. Acquisitions

First Quarter of 2014

On December 18, 2013, the Company completed its acquisition of a manufacturing operation in the oil and gas industry. The Company also entered into a master supply agreement with the acquiree in connection with this acquisition. The acquisition increases the Company's precision machining, assembly, integration and test capabilities for the oil and gas industry.

The acquisition did not significantly affect the Company’s results of operations for 2014. Cash consideration paid by the Company for this acquisition was $54.1 million. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The purchase price was allocated to the acquired assets and liabilities assumed as follows:

(In thousands)
Current assets	$7,343
Noncurrent assets (including tangible assets of $34.7 million)	48,588
Current liabilities	(1,870)
Total	$54,061

Goodwill and identifiable intangible assets are recorded in other non-current assets on the consolidated balance sheets. Identifiable intangible assets are being amortized to cost of goods sold, primarily over 5 years.

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

The acquisition did not significantly affect the Company’s results of operations for 2014. Total consideration paid for this acquisition was $40.2 million, consisting of $25.4 million of cash and non-interest bearing notes payable with a discounted value of $14.8 million. The purchase price has been allocated based on management's estimate of the acquisition date fair value of each of the tangible assets and liabilities acquired. The following represents the Company's allocation of the purchase price to the acquired assets and liabilities assumed:

(In thousands)
Current assets	$27,376
Noncurrent assets	14,789
Current liabilities	(1,929)
Total	$40,236

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)    Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 27, 2014. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework, issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Our management has concluded that, as of September 27, 2014, our internal control over financial reporting was effective based on the COSO criteria. The effectiveness of our internal control over financial reporting as of September 27, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(b)    Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 (c)    Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 27, 2014, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

 Item 9B.   Other Information

None.

PART III

The information called for by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding our executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report.

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

(2)
Financial Statement Schedules. The following financial statement schedule of Sanmina Corporation is filed as part of this report on Form 10-K immediately after the signature pages hereto and should be read in conjunction with our Financial Statements included in this Item 15:

Schedule II-Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(3)	Exhibits. Refer to Item 15(b) immediately below.

(b)	Exhibits

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.4(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.5(5)	Amended and Restated Bylaws of the Registrant adopted by the Board of Directors on December 1, 2008.
3.6(6)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, as amended, dated July 27, 2009.
3.7(7)	Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware and effective November 15, 2012.
4.1(8)
Indenture, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation, as guarantors, and U.S. Bank National Association, as trustee and as notes collateral agent.

4.2(8)	Form of Note for Sanmina Corporation’s 4.375% Senior Secured Notes due 2019.
4.3(8)
Security Agreement, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation party thereto as grantors and U.S. Bank National Association, as notes collateral agent.

4.4(8)	First Supplemental Indenture, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation as guarantors and U.S. Bank National Association as trustee.
4.5(9)	Indenture, dated as of May 10, 2011, among Sanmina-SCI Corporation, certain subsidiaries of Sanmina-SCI Corporation, as guarantors, and U.S. Bank National Association, as trustee.
4.6(9)	Form of Note for Sanmina-SCI Corporation's 7% Senior Notes due 2019.
10.1(10)*	1999 Stock Plan.
10.2(11)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.34(12)	1995 Director Option Plan.
10.4(13)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.5(14)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10.6(15)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.7(16)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.8(17)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.9(18)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).
10.10(19)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.11(20)	2003 Employee Stock Purchase Plan.
10.12(21)*	Revised form of Officer and Director Indemnification Agreement.
10.13(22)*	2009 Incentive Plan, as amended on March 10, 2014.
10.14(23)*	Deferred Compensation Plan for Outside Directors amended and restated effective January 1, 2009.
10.15(24)*	Form of Stock Option Agreement for use under the 2009 Incentive Plan.
10.16(25)*	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan.
10.17(26)*	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan.

10.18(27)*	Employment offer letter dated September 4, 2009 between the Registrant and Bob Eulau.
10.19(28)*	Form of Change of Control Severance Benefit Agreement.
10.20(29)
Amended and Restated Loan, Guaranty and Security Agreement dated as of March 16, 2012 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A., as agent for such lenders.

10.21(30)
Amendment No. 1 dated as of July 12, 2012 to Amended and Restated Loan, Guaranty and Security Agreement dated as of March 16, 2012 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A., as agent for such lenders.

10.22(31)	Loan Agreement between the Registrant and Union Bank N.A. dated July 19, 2012.
10.23(32)
Amendment No. 2 dated as of November 26, 2012 to Amended and Restated Loan, Guaranty and Security Agreement dated as of March 16, 2012 among the Registrant and certain of its subsidiaries as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions as party thereto and Bank of America, N.A., as agent for such lenders.

10.24(33)*	Summary of 2013 Non-Employee Director Compensation Program
10.25(34)
Amendment No. 3 dated as of February 12, 2013 to Amended and Restated Loan, Guaranty and Security Agreement dated as of March 16, 2012 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A., as agent for such lenders.

10.26(35)	Amendment to employment offer letter between Sanmina Corporation and Alan Reid dated March 12, 2010.
10.27(36)*	Form of Restricted Stock Unit Agreement under 2009 Incentive Plan for director grants.
10.28(37)
Purchase Agreement, dated as of May 20, 2014, by and among Sanmina Corporation, certain subsidiaries of Sanmina Corporation, as guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers.

14.1(38)	Code of Business Conduct and Ethics of the Registrant (filed herewith).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of KPMG LLP, independent registered public accounting firm (filed herewith).
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

32.1(39)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2(39)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Compensatory plan in which an executive officer or director participates.

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.
(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	Incorporated by reference to Exhibit 3.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012.
(8)	Incorporated by reference to exhibit to Registrant's Current Report on Form 8-K filed with the SEC on June 5, 2014.
(9)	Incorporated by reference to exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on May 10, 2011.
(10)	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on May 25, 1999.
(11)	Incorporated by reference to Exhibit 10.29.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(12)	Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.
(13)	Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(14)	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(15)	Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.
(16)	Incorporated by reference to Exhibit 10.75 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(17)	Incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(18)	Incorporated by reference to Exhibit 10.50.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(19)	Incorporated by reference to Exhibit 10.74 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(20)	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on April 23, 2003.
(21)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(22)	Incorporated by reference to Exhibit 10.23 of the Registrant's Registration Statement on Form S-8, filed with the SEC on April 23, 2013.
(23)	Incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(24)	Incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(25)	Incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(26)	Incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(27)	Incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 2009, filed with the SEC on December 1, 2009.

(28)	Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed with the SEC on February 5, 2010.
(29)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the SEC on May 1, 2012.
(30)	Incorporated by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012.
(31)	Incorporated by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012.
(32)	Incorporated by reference to Exhibit 10.45 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2012, filed with the SEC on February 4, 2013.
(33)	Incorporated by reference to Exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013, filed with the SEC on April 29, 2013.
(34)	Incorporated by reference to Exhibit 10.47 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013, filed with the SEC on April 29, 2013.
(35)	Incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2013, filed with the SEC on January 31, 2014.
(36)	Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed with the SEC on April 28, 2014.
(37)	Incorporated by reference to Current Report on Form 8-K filed by the Registrant with the SEC on May 21, 2014.
(38)	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, filed with the SEC on November 27, 2013.
(39)
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
Date: November 13, 2014

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

Signature	Title	Date

/s/ JURE SOLA	Chief Executive Officer and Director (Principal Executive Officer)	November 13, 2014
Jure Sola

/s/ ROBERT K. EULAU	Chief Financial Officer (Principal Financial Officer)	November 13, 2014
Robert K. Eulau

/s/ DAVID ANDERSON	Senior Vice President and Corporate Controller (Principal Accounting Officer)	November 13, 2014
David Anderson

/s/ NEIL BONKE	Director	November 13, 2014
Neil Bonke

/s/ MICHAEL J. CLARKE	Director	November 13, 2014
Michael J. Clarke

/s/ EUGENE A. DELANEY	Director	November 13, 2014
Eugene A. Delaney

/s/ JOHN P. GOLDSBERRY	Director	November 13, 2014
John P. Goldsberry

/s/ JOSEPH LICATA	Director	November 13, 2014
Joseph Licata

/s/ MARIO M. ROSATI	Director	November 13, 2014
Mario M. Rosati

/s/ WAYNE SHORTRIDGE	Director	November 13, 2014
Wayne Shortridge

/s/ JACKIE M. WARD	Director	November 13, 2014
Jackie M. Ward

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II-VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SANMINA CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged (Credited) to Operations	Charges Utilized	Balance at End of Period
	(In thousands)
Allowances for Doubtful Accounts, Product Returns and Other Net Sales adjustments
Fiscal year ended September 29, 2012	$14,537	$(826)	$(1,679)	$12,032
Fiscal year ended September 28, 2013	$12,032	$(325)	$28	$11,735
Fiscal year ended September 27, 2014	$11,735	$(1,457)	$—	$10,278

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.4(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.5(5)	Amended and Restated Bylaws of the Registrant adopted by the Board of Directors on December 1, 2008.
3.6(6)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, as amended, dated July 27, 2009.
3.7(7)	Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware and effective November 15, 2012.
4.1(8)
Indenture, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation, as guarantors, and U.S. Bank National Association, as trustee and as notes collateral agent.

4.2 (8)	Form of Note for Sanmina Corporation’s 4.375% Senior Secured Notes due 2019
4.3(8)
Security Agreement, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation party thereto as grantors and U.S. Bank National Association, as notes collateral agent.

4.4(8)	First Supplemental Indenture, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation as guarantors and U.S. Bank National Association as trustee.
4.5(9)	Indenture, dated as of May 10, 2011, among Sanmina-SCI Corporation, certain subsidiaries of Sanmina-SCI Corporation, as guarantors, and U.S. Bank National Association, as trustee.
4.6(9)	Form of Note for Sanmina-SCI Corporation's 7% Senior Notes due 2019.
10.1(10)*	1999 Stock Plan.
10.2(11)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.34(12)	1995 Director Option Plan.
10.4(13)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.5(14)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10.6(15)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.7(16)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.8(17)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.9(18)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).
10.10(19)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.11(20)	2003 Employee Stock Purchase Plan.
10.12(21)*	Revised form of Officer and Director Indemnification Agreement.
10.13(22)*	2009 Incentive Plan, as amended on March 10, 2014.
10.14(23)*	Deferred Compensation Plan for Outside Directors amended and restated effective January 1, 2009.
10.15(24)*	Form of Stock Option Agreement for use under the 2009 Incentive Plan.
10.16(25)*	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan.
10.17(26)*	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan.
10.18(27)*	Employment offer letter dated September 4, 2009 between the Registrant and Bob Eulau.
10.19(28)*	Form of Change of Control Severance Benefit Agreement.

10.20(29)
Amended and Restated Loan, Guaranty and Security Agreement dated as of March 16, 2012 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A., as agent for such lenders.

10.21(30)
Amendment No. 1 dated as of July 12, 2012 to Amended and Restated Loan, Guaranty and Security Agreement dated as of March 16, 2012 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A., as agent for such lenders.

10.22(31)	Loan Agreement between the Registrant and Union Bank N.A. dated July 19, 2012.
10.23(32)
Amendment No. 2 dated as of November 26, 2012 to Amended and Restated Loan, Guaranty and Security Agreement dated as of March 16, 2012 among the Registrant and certain of its subsidiaries as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions as party thereto and Bank of America, N.A., as agent for such lenders.

10.24(33)*	Summary of 2013 Non-Employee Director Compensation Program
10.25(34)
Amendment No. 3 dated as of February 12, 2013 to Amended and Restated Loan, Guaranty and Security Agreement dated as of March 16, 2012 among the Registrant and certain of its subsidiaries, as borrowers, Sanmina-SCI Systems (Canada), Inc. and SCI Brockville Corp., as Designated Canadian Guarantors, the financial institutions party thereto and Bank of America, N.A., as agent for such lenders.

10.26(35)	Amendment to employment offer letter between Sanmina Corporation and Alan Reid dated March 12, 2010.
10.27(36)*	Form of Restricted Stock Unit Agreement under 2009 Incentive Plan for director grants.
10.28(37)
Purchase Agreement, dated as of May 20, 2014, by and among Sanmina Corporation, certain subsidiaries of Sanmina Corporation, as guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers.

14.1(38)	Code of Business Conduct and Ethics of the Registrant (filed herewith).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of KPMG LLP, independent registered public accounting firm (filed herewith).
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

32.1(39)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2(39)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Compensatory plan in which an executive officer or director participates.

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.
(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	Incorporated by reference to Exhibit 3.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012
(8)	Incorporated by reference to exhibit to Registrant's Current Report on Form 8-K filed with the SEC on June 5, 2014.
(9)	Incorporated by reference to exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on May 10, 2011.
(10)	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on May 25, 1999.
(11)	Incorporated by reference to Exhibit 10.29.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(12)	Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.
(13)	Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(14)	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(15)	Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.
(16)	Incorporated by reference to Exhibit 10.75 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(17)	Incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(18)	Incorporated by reference to Exhibit 10.50.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(19)	Incorporated by reference to Exhibit 10.74 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(20)	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on April 23, 2003.
(21)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(22)	Incorporated by reference to Exhibit 10.23 of the Registrant's Registration Statement on Form S-8, filed with the SEC on April 23, 2013.
(23)	Incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(24)	Incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(25)	Incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(26)	Incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(27)	Incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 2009, filed with the SEC on December 1, 2009.
(28)	Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed with the SEC on February 5, 2010.

(29)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the SEC on May 1, 2012.
(30)	Incorporated by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012.
(31)	Incorporated by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012.
(32)	Incorporated by reference to Exhibit 10.45 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2012, filed with the SEC on February 4, 2013.
(33)	Incorporated by reference to Exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013, filed with the SEC on April 29, 2013.
(34)	Incorporated by reference to Exhibit 10.47 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013, filed with the SEC on April 29, 2013.
(35)	Incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2013, filed with the SEC on January 31, 2014.
(36)	Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed with the SEC on April 28, 2014.
(37)	Incorporated by reference to Current Report on Form 8-K filed by the Registrant with the SEC on May 21, 2014.
(38)	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, filed with the SEC on November 27, 2013.
(39)
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