Form 10-Q
period 2014-12-27
SANMINA CORP
filed 2015-01-30
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2014
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
Yes [ ]    No [x]

As of January 23, 2015, there were 83,176,376 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 27, 2014	September 27, 2014
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$391,149	$466,607
Accounts receivable, net of allowances of $10,068 and $10,278 as of December 27, 2014 and September 27, 2014, respectively	972,958	979,475
Inventories	907,735	893,178
Prepaid expenses and other current assets	109,664	111,714
Total current assets	2,381,506	2,450,974
Property, plant and equipment, net	564,557	563,016
Other	279,669	299,099
Total assets	$3,225,732	$3,313,089
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,080,435	$1,139,845
Accrued liabilities	110,000	110,357
Accrued payroll and related benefits	118,467	126,541
Short-term debt, including current portion of long-term debt	63,416	157,394
Total current liabilities	1,372,318	1,534,137
Long-term liabilities:
Long-term debt	426,866	386,681
Other	144,936	145,516
Total long-term liabilities	571,802	532,197
Commitments and contingencies (Note 6)
Stockholders' equity	1,281,612	1,246,755
Total liabilities and stockholders' equity	$3,225,732	$3,313,089

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 27, 2014	December 28, 2013
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,671,162	$1,447,498
Cost of sales	1,544,816	1,336,713
Gross profit	126,346	110,785

Operating expenses:
Selling, general and administrative	59,418	59,182
Research and development	8,069	7,905
Restructuring costs	3,000	3,704
Amortization of intangible assets	425	474
Asset impairments	1,954	—
Total operating expenses	72,866	71,265

Operating income	53,480	39,520

Interest income	289	806
Interest expense	(6,437)	(7,473)
Other income (expense), net	(1,528)	878
Interest and other, net	(7,676)	(5,789)

Income before income taxes	45,804	33,731
Provision for income taxes	23,148	10,630
Net income	$22,656	$23,101

Net income per share:
Basic	$0.27	$0.28
Diluted	$0.26	$0.26

Weighted average shares used in computing per share amounts:
Basic	82,548	83,766
Diluted	86,682	87,259

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	December 27, 2014	December 28, 2013
	(Unaudited)
	(In thousands)
Net income	$22,656	$23,101
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(4,860)	(1,824)
Derivative financial instruments:
Change in net unrealized amount	(1,398)	386
Amount reclassified into net income	1,441	(37)
Defined benefit plans:
Changes in unrecognized net actuarial loss and unrecognized transition cost	275	(154)
Amortization of actuarial losses and transition costs	336	419
Total other comprehensive loss	(4,206)	(1,210)
Comprehensive income	$18,450	$21,891

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 27, 2014	December 28, 2013
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$22,656	$23,101
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	24,656	23,360
Stock-based compensation expense	5,717	4,275
Benefit from doubtful accounts, product returns and other sales adjustments	(210)	(539)
Deferred income taxes	10,739	872
Loss on extinguishment of debt	2,913	—
Gain on sales of assets, net	(159)	(163)
Asset impairments	1,954	—
Other, net	(71)	(3)
Changes in operating assets and liabilities:
Accounts receivable	3,937	28,771
Inventories	(17,036)	(4,156)
Prepaid expenses and other assets	2,794	(5,576)
Accounts payable	(55,212)	(37,135)
Accrued liabilities and other long-term liabilities	(8,847)	5,436
Cash provided by (used in ) operating activities	(6,169)	38,243

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(28,708)	(13,607)
Proceeds from sales of property, plant and equipment	932	164
Cash paid for business combinations	—	(57,660)
Cash used in investing activities	(27,776)	(71,103)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of long-term debt	(105,250)	—
Proceeds from short-term borrowings	—	21,447
Repayments of short-term borrowings	(10,221)	(19,926)
Proceeds from revolving credit facility borrowings	617,500	185,000
Repayments of revolving credit facility borrowings	(557,500)	(125,000)
Proceeds from termination of interest rate swap	3,258	—
Net proceeds from stock issuances	11,851	1,128
Repurchases of common stock	(1,161)	(25,623)
Cash provided by (used in) financing activities	(41,523)	37,026

Effect of exchange rate changes	10	10
Increase (decrease) in cash and cash equivalents	(75,458)	4,176
Cash and cash equivalents at beginning of period	466,607	402,875
Cash and cash equivalents at end of period	$391,149	$407,051

Cash paid during the period for:
Interest, net of capitalized interest	$9,050	$9,259
Income taxes, net of refunds	$3,461	$3,075

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sanmina Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all normal recurring and non-recurring adjustments that are, in the opinion of management, necessary for a fair presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 27, 2014, included in the Company's 2014 Annual Report on Form 10-K.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Results of operations for the first quarter of 2015 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2014 was a 52-week year and fiscal 2015 will be a 53-week year, with the extra week in the fourth fiscal quarter. All references to years relate to fiscal years unless otherwise noted.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance will be effective for fiscal 2018, including interim periods within that reporting period, using one of two prescribed retrospective methods, and no early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2014-09 on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

Note 2. Inventories

Components of inventories were as follows:

	As of
	December 27, 2014	September 27, 2014
	(In thousands)
Raw materials	$541,024	$628,860
Work-in-process	174,688	102,618
Finished goods	192,023	161,700
Total	$907,735	$893,178

Note 3. Fair Value

Fair Value Option for Long-term Debt

The Company has elected not to record its long-term debt instruments at fair value, but has measured them at fair value for disclosure purposes. As of December 27, 2014, the aggregate carrying amount of the Company's long-term debt instruments approximated fair value as estimated based on quoted prices.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities consist of:

•	Money market funds

•	Time deposits

•	Foreign currency forward contracts

•	Interest rate swaps

Assets and liabilities measured at fair value on a recurring basis were not material as of December 27, 2014 or September 27, 2014.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis in the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of December 27, 2014 or September 27, 2014.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

Assets held-for-sale, consisting of land and buildings, are measured at fair value on a nonrecurring basis since these assets are subject to fair value adjustments only when the carrying amount of such assets exceeds the fair value of such assets or such assets have been previously impaired and the fair value exceeds the carrying amount by less than the amount of the impairment that has been previously recognized. Fair value is generally estimated using independent third party valuations based on market comparables. The carrying value of the Company's assets held-for-sale was $8.8 million and $11.6 million as of December 27, 2014 and September 27, 2014, respectively, and is included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. The Company recorded an impairment charge of $2.0 million during the first quarter of 2015 related to assets held-for-sale.

Note 4. Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations.

As of September 27, 2014, the Company had an outstanding interest rate swap with a notional amount of $100 million that was not designated as a hedging instrument for accounting purposes. The swap was terminated in the first quarter of 2015 upon extinguishment of the underlying debt. The Company received a cash payment of $3.3 million upon termination of the swap. As of December 27, 2014, the Company does not have any interest rate swaps.

The primary risk managed by using derivative instruments is foreign exchange rate risk.

Forward contracts on various foreign currencies are used to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in non-functional currencies. The Company's primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	December 27, 2014	September 27, 2014
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$117,863	$114,157
Number of contracts	44	42
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$245,818	$255,828
Number of contracts	41	41

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts have maturities of up to two months and are not designated as accounting hedges. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income (expense), net, in the unaudited condensed consolidated statements of income. The amount of gain (loss) associated with these forward contracts were not material for the first quarters of 2015 and 2014. From an economic perspective, the objective of the Company's hedging program is for gains and losses on forward contracts to substantially offset gains and losses on the underlying hedged items.

The Company also utilizes foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures generally result from (1) forecasted sales denominated in currencies other than those used to pay for materials and labor, (2) forecasted non-functional currency labor and overhead expenses, (3) forecasted non-functional currency operating expenses, and (4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts may be up to twelve months in duration and are accounted for as cash flow hedges.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in AOCI, a component of equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount of gain (loss) recognized in OCI on derivative
(effective portion), the amounts of gain (loss) reclassified from AOCI into income (effective portion) and the amount of ineffectiveness on a quarterly basis were immaterial in all periods presented herein. As of December 27, 2014, AOCI related to foreign currency forward contracts was not material.

Note 5. Debt

Long-term debt consisted of the following:

	As of
	December 27, 2014	September 27, 2014
	(In thousands)
Secured debt	$40,000	$40,000
Senior notes due 2019 ("2019 Notes")	—	100,000
Senior secured notes due 2019 ("Secured Notes")	375,000	375,000
Non-interest bearing notes payable	15,282	15,097
Fair value adjustment (1)	—	3,757
Total long-term debt	$430,282	$533,854
Less: Current Portion
2019 Notes called for redemption in fourth quarter of 2014	—	100,000
Fair value adjustment related to remaining 2019 Notes	—	3,757
Secured debt (refinanced in the first quarter of 2015)	—	40,000
Current portion of non-interest bearing notes payable	3,416	3,416
Long-term debt	$426,866	$386,681

(1) Represents fair value hedge accounting balance related to interest rate swaps. See Note 4 for discussion.

During the first quarter of 2015, the Company redeemed the remaining $100 million of its 2019 Notes at par plus a redemption premium and accrued interest. In connection with this redemption, the Company recorded a net loss on extinguishment of debt of $2.9 million, consisting of redemption premiums of $5.3 million and a write-off of unamortized debt issuance costs of $1.4 million, partially offset by a $3.8 million credit for the fair value hedge adjustment related to the extinguished 2019 Notes.

In addition, the Company entered into an amendment (the “Amendment”) of the Loan Agreement (the “Loan Agreement”) between the Company and MUFG Union Bank, N.A. (formerly known as Union Bank, N.A. (the “Bank”)) dated July 19, 2012. The Amendment extends the maturity date of the Company’s secured debt from July 19, 2015 to December 19, 2017. At the Company’s request and upon approval of the Bank, such maturity date may be extended up to two times for a period of one year for each extension. Principal, together with accrued and unpaid interest, is due on the maturity date. The Company has the right to prepay loans under the Loan Agreement in whole or in part at any time without penalty. The Amendment also provides for a 0.75% reduction in the interest rate charged for the loan made under the Loan Agreement (bears interest at LIBOR plus a spread or the bank's prime rate plus a spread). As amended, the Loan Agreement requires the Company to comply with a consolidated fixed charge coverage ratio, determined in accordance with the Loan Agreement, of at least 1.25 to 1.00 in the event of a credit ratings agency downgrade of the Company or certain trigger periods relating to liquidity under the Company’s existing revolving credit facility. None of these conditions existed at December 27, 2014.

Short-term debt

The Company has a $300 million secured asset-backed revolving credit facility. Borrowings under this facility bear interest, at the Company's option, at a rate equal to LIBOR or a base rate equal to Bank of America, N.A.'s announced prime rate, in each case plus a spread. The facility expires on March 16, 2017. As of December 27, 2014, $60.0 million of borrowings and $22.1 million of letters of credit were outstanding under this facility.

As of December 27, 2014, certain foreign subsidiaries of the Company had a total of $74.0 million of short-term borrowing facilities, under which no borrowings were outstanding. An aggregate of $25.0 million of such facilities expire during the second quarter of 2015 and most of the remainder of such facilities expire during the fourth quarter of 2015.

Debt covenants

The Company's debt agreements do not contain financial covenants currently applicable to the Company, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. The Company was in compliance with these covenants as of December 27, 2014.

Note 6. Commitments and Contingencies

Commitments. During the fourth quarter of 2014, the Company entered into a lease agreement with an option to purchase the leased facility for $25.3 million (Canadian dollars) in the third quarter of 2015. The Company exercised the purchase option during the first quarter of 2015.

Litigation and other contingencies. From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of December 27, 2014 and September 27, 2014, the Company had reserves of $21.2 million and $24.8 million, respectively, for environmental matters, litigation and other contingencies, excluding reserves for uncertain tax positions, which the Company believes is adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

On October 6, 2014, one of the Company’s customers, GT Advanced Technologies, filed a petition for reorganization under bankruptcy law. The Company performed an analysis as of September 27, 2014 to quantify its potential exposure and administrative and reclamation claim priority. As a result of the analysis, the Company determined that certain accounts receivable may not be collectible and therefore deferred recognition of revenue in the amount of $1.9 million in the fourth quarter of 2014. Based on new information that became available and events that occurred subsequent to the Company's filing of its 2014 financial statements, the Company determined that certain inventory balances may not be recoverable and provided a reserve for such inventories in the amount of $3.9 million in the first quarter of 2015. One of the Company's most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by ongoing credit evaluations of, and frequent contact with, the Company's customers, especially its most significant customers, thus enabling it to monitor changes in business operations and respond accordingly.

The Company is subject to various federal, state, local and foreign laws, regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of materials. As of December 27, 2014, the Company has been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination.

Warranty Reserve. The following table presents information with respect to warranty reserves, which are included in accrued liabilities on the unaudited condensed consolidated balance sheets:

	As of
	December 27, 2014	December 28, 2013
	(In thousands)
Beginning balance — end of prior year	$13,726	$15,136
Charges for the period, net of recoveries	30	1,516
Utilization of accrual	(1,420)	(1,764)
Ending balance — current quarter	$12,336	$14,888

Note 7. Restructuring

Due to substantial completion of all actions under restructuring plans and immateriality of the remaining accrual balance related to such plans, these plans have been combined for disclosure purposes. In connection with these plans, the Company expects to incur restructuring costs in future periods primarily for vacant facilities and former sites for which the Company is or may be responsible for environmental remediation. Costs incurred with respect to vacant facilities consist primarily of costs to maintain vacant facilities that are leased or owned until such leases expire or such facilities can be sold. As of December 27, 2014 and September 27, 2014, the Company had reserves of $6.8 million and $6.5 million, respectively. Such reserves are included in accrued liabilities on the condensed consolidated balance sheets.

Note 8. Income Tax

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

The provision for income taxes for the first quarter of 2015 and 2014 was $23.1 million and $10.6 million, respectively. The increase was primarily due to an increase in pre-tax income, changes in the jurisdictional mix of where income was earned and discrete events including changes in tax law in certain foreign jurisdictions.

The Company conducts business globally and, as a result, files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.

In 2014, a foreign tax authority completed its audit of the Company’s 2006 tax return and issued an assessment challenging certain of the Company’s tax positions, most notably intercompany transfer pricing. The Company disagrees with the assessment and is vigorously contesting it through the appropriate administrative procedures. In accordance with the accounting requirements for uncertain tax positions, the Company has concluded that it will more likely than not prevail in all positions based upon their technical merits. The final outcome of this audit cannot be reliably predicted and could materially affect the Company’s financial statements if not resolved in a manner consistent with the Company’s tax positions.
The Company is currently being audited by the Internal Revenue Service for fiscal years 2008 through 2010. To the extent the final tax liabilities are different from the amounts accrued, this would result in a decrease in unrecognized net operating losses and would not have an impact on the Company's results of operations.
Additionally, the Company is being audited by various state tax agencies and certain foreign countries. To the extent the final tax liabilities are different from the amounts accrued, the increases or decreases would be recorded as income tax expense or benefit in the consolidated statements of income. Although the Company believes that resolution of these audits will not have a material adverse impact on the Company’s results of operations, the outcome is subject to uncertainty.

In each of the past three years, the Company has released a portion of its valuation allowance attributable to certain deferred tax assets in the U.S. and foreign jurisdictions. These releases have ranged from $21.5 million to $158.7 million. As of September 27, 2014, the Company had a valuation allowance of $663.2 million. To the extent the Company continues to consistently earn, as well as reliably project, income in the appropriate jurisdictions, it is possible that the valuation allowance will be further reduced at such time when such positive evidence can be substantiated. Additional strong and predictable earnings may be sufficient to warrant an additional release of the valuation allowance in 2015, although such positive evidence would need to be weighed against any negative evidence existing at that time.

Note 9. Stockholder's Equity

Accumulated other comprehensive income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	December 27, 2014	September 27, 2014
	(In thousands)
Foreign currency translation adjustments	$95,230	$100,090
Unrealized holding losses on derivative financial instruments	(532)	(575)
Unrecognized net actuarial loss and transition cost for benefit plans	(15,988)	(16,599)
Total	$78,710	$82,916

Stock repurchase program

In 2013, the Company's Board of Directors authorized the Company to repurchase up to $100 million of the Company's common stock in the open market or in negotiated transactions off the market. The Board of Directors subsequently approved a second $100 million stock repurchase plan in September 2014. These authorizations have no expiration date. The Company did not repurchase any shares of its common stock in the open market during the first quarter of 2015. As of December 27, 2014, $125 million remains available under these authorizations.

In addition to the authorizations discussed above, the Company repurchased 47,000 shares of its common stock for $1.2 million, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units during the first quarter of 2015.

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

The following table presents revenue and a non-GAAP measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended
	December 27, 2014	December 28, 2013
	(In thousands)
Gross sales:
IMS	$1,376,834	$1,149,710
CPS	352,337	349,223
Intersegment revenue	(58,009)	(51,435)
Net sales	$1,671,162	$1,447,498

Gross profit:
IMS	$100,907	$81,023
CPS	31,567	31,637
Total	132,474	112,660
Unallocated items (1)	(6,128)	(1,875)
Total	$126,346	$110,785

(1) For purposes of evaluating segment performance, management excludes certain items from its measures of gross profit. These items include stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and similar items that either occur infrequently or are of a non-operational nature.

Net sales by geographic segment, determined based on the country in which a product is manufactured, was as follows:

	Three Months Ended
	December 27, 2014	December 28, 2013
	(In thousands)
Net sales
United States	$240,287	$269,921
Mexico	531,454	333,275
China	412,807	371,054
Other international	486,614	473,248
Total	$1,671,162	$1,447,498

Percentage of net sales represented by ten largest customers	50.0%	49.2%
Number of customers representing 10% or more of net sales	—	1

Note 11. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended
	December 27, 2014	December 28, 2013
	(In thousands, except per share data)
Numerator:
Net income	$22,656	$23,101

Denominator:
Weighted average common shares outstanding	82,548	83,766
Effect of dilutive stock options and restricted stock units	4,134	3,493
Denominator for diluted earnings per share	86,682	87,259

Net income per share:
—Basic	$0.27	$0.28
—Diluted	$0.26	$0.26

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method:

	Three Months Ended
	December 27, 2014	December 28, 2013
	(In thousands)
Potentially dilutive securities:
Employee stock options	399	3,220
Restricted stock units	73	48
Total	472	3,268

Note 12. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Three Months Ended
	December 27, 2014	December 28, 2013
	(In thousands)
Stock options	$3,203	$2,472
Restricted stock units	2,514	1,803
Total	$5,717	$4,275

Stock-based compensation expense was recognized as follows:

	Three Months Ended
	December 27, 2014	December 28, 2013
	(In thousands)
Cost of sales	$1,576	$1,201
Selling, general and administrative	4,103	3,072
Research and development	38	2
Total	$5,717	$4,275

As of December 27, 2014, an aggregate of 12.3 million shares were authorized for future issuance under the Company's stock plans, of which 10.4 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 1.9 million shares of common stock were available for future grant.

Stock Options

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding as of September 27, 2014	8,181	12.90	5.30	93,767
Granted	486	24.65
Exercised/Cancelled/Forfeited/Expired	(1,048)	17.21
Outstanding as of December 27, 2014	7,619	13.06	5.52	81,973
Vested and expected to vest as of December 27, 2014	7,445	12.99	5.44	80,587
Exercisable as of December 27, 2014	5,920	12.59	4.70	66,321

The weighted-average grant date fair value of stock options granted during the first quarter of 2015 was $12.75 per share. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company's closing stock price on the date indicated.

As of December 27, 2014, unrecognized compensation expense of $12.6 million is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Units

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of September 27, 2014	2,341	13.29	2.01	56,064
Granted	547	24.54
Vested/Forfeited/Cancelled	(156)	11.83
Outstanding as of December 27, 2014	2,732	15.62	2.08	64,655
Expected to vest as of December 27, 2014	1,710	15.11	1.91	40,481

As of December 27, 2014, unrecognized compensation expense of $20.4 million is expected to be recognized over a weighted average period of 2.0 years. Additionally, as of December 27, 2014, unrecognized compensation expense related to performance-based restricted stock units for which achievement of the performance criteria is not considered probable was $13.1 million.

Note 13. Acquisitions

First Quarter of 2014

On December 18, 2013, the Company acquired a manufacturing operation in the oil and gas industry. The Company also entered into a master supply agreement with the acquiree in connection with this acquisition. The acquisition increased the Company's precision machining, assembly, integration and test capabilities for the oil and gas industry. The acquisition did not significantly affect the Company’s results of operations for the first quarters of 2014 or 2015. Cash consideration paid by the Company for this acquisition was $57.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenues or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the expected restructuring costs; any statements regarding our expectations for future interest expense; any statements about future repurchases of stock; any statements about the expected proceeds from real property sales; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to the risks and uncertainties contained in or incorporated from Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

Overview

We are a leading independent global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. Our revenue is generated from sales of our services primarily to original equipment manufacturers (OEMs) in the communications networks, computing and storage, multimedia, industrial and semiconductor systems, defense and aerospace, medical, energy and clean technology and automotive industries.

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

All references to years, in this section, refer to our fiscal years ending on the last Saturday of each year closest to September 30. Fiscal 2014 was a 52-week year and fiscal 2015 will be a 53-week year, with the extra week in the fourth fiscal quarter.

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

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers typically represent approximately 50% of our net sales. A single customer represented 10% or more of our net sales for the first quarter of 2014. No single customer represented 10% or more of our net sales for the first quarter of 2015.

We typically generate approximately 80% of our net sales from products manufactured in our foreign operations. The concentration of foreign operations has resulted primarily from a desire on the part of many of our customers to require production in lower cost locations such as Asia, Latin America and Eastern Europe. We expect this to continue.

Historically, we have had substantial recurring sales to existing customers. We typically enter into supply agreements with our major OEM customers. These agreements generally have terms ranging from three to five years and cover the manufacture of a range of products. Under these agreements, a customer typically agrees to purchase its requirements for specific products in particular geographic areas from us. However, these agreements generally do not obligate the customer to purchase minimum quantities of products and, in some cases, provide for cost reductions objectives during the term of the agreement, which can have the effect of reducing our revenue and profitability.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate the process used to develop estimates for certain reserves and contingent liabilities, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, environmental matters, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates.

For a complete description of our critical accounting policies and estimates, refer to our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2014.

Results of Operations

Key Operating Results

	Three Months Ended
	December 27, 2014	December 28, 2013
	(In thousands)
Net sales	$1,671,162	$1,447,498
Gross profit	$126,346	$110,785
Operating income	$53,480	$39,520
Net income	$22,656	$23,101

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended
	December 27, 2014	December 28, 2013	Increase/(Decrease)
Communications	$684,908	$658,566	$26,342	4.0%
Industrial, defense and medical	641,832	455,152	186,680	41.0%
Embedded computing and storage	344,422	333,780	10,642	3.2%
Total	$1,671,162	$1,447,498	$223,664	15.5%

Net sales increased from $1.45 billion in the first quarter of 2014 to $1.67 billion in the first quarter of 2015, an increase of 15.5%. The increase was primarily due to growth in our industrial, defense and medical market which occurred as a result of customer program acquisitions (one near the end of the first quarter of 2014 and another in the third quarter of 2014) and increased demand from existing customers, both for established programs and new program wins. Sales to our communications end market increased primarily as a result of increased demand for optical products.

Gross Margin

Consolidated gross margin decreased slightly to 7.6% for the first quarter of 2015, from 7.7% for the first quarter of 2014, primarily as a result of a $3.9 million charge associated with a distressed customer in the first quarter of 2015. IMS gross margin increased to 7.3% for the first quarter of 2015 from 7.0% for the first quarter of 2014, primarily as a result of increased business volume. CPS gross margin decreased slightly to 9.0% for the first quarter of 2015, from 9.1% for the first quarter of 2014.

We expect gross margins to fluctuate based on overall production and shipment volumes and changes in the mix of products demanded by our major customers. Fluctuations in our gross margins may also be caused by a number of other factors, some of which are outside of our control, including:

•	Changes in customer demand and sales volumes for our vertically integrated system components and subassemblies;

•	Changes in the overall volume of our business, which affect the level of capacity utilization;

•	Changes in the mix of high and low margin products demanded by our customers;

•	Parts shortages and operational disruption caused by natural disasters;

•	Greater competition in the EMS industry and pricing pressures from OEMs due to greater focus on cost reduction;

•	Provisions for excess and obsolete inventory, including provisions associated with distressed customers;

•	Level of operational efficiency;

•	Wage inflation and rising materials costs; and

•	Our ability to transition manufacturing and assembly operations to lower cost regions in an efficient manner.

Operating Expenses

Operating expenses increased $1.6 million, from $71.3 million, or 4.9% of net sales, in the first quarter of 2014 to $72.9 million, or 4.4% of net sales, in the first quarter of 2015. The increase was due primarily to a $2.0 million asset impairment charge related to a decline in the fair value of a certain real property being marketed for sale.

Interest Expense

Interest expense decreased $1.0 million for the first quarter of 2015, compared to the first quarter of 2014 primarily as a result of a $132.2 million reduction of long-term debt from the end of 2013 to the end of the first quarter of 2015.

Other Income (Expense), net

The following table presents the significant components of other income (expense), net:

	Three Months Ended
	December 27, 2014	December 28, 2013
	(In thousands)
Foreign exchange gains	$199	$47
Loss on extinguishment of debt	(2,913)	—
Other, net	1,186	831
Total	$(1,528)	$878

On October 8, 2014, we redeemed the remaining $100 million outstanding of our senior notes due 2019 ("2019 Notes") at par plus a redemption premium and accrued interest and recorded a net loss on extinguishment of debt of $2.9 million, consisting of redemption premiums of $5.3 million and a write-off of unamortized debt issuance costs of $1.4 million, partially offset by a $3.8 million credit for the fair value hedge adjustment associated with the extinguished 2019 Notes.

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

The provision for income taxes for the first quarters of 2015 and 2014 was $23.1 million and $10.6 million, respectively. The increase was primarily due to an increase in pre-tax income, changes in the jurisdictional mix of where income was earned and discrete events including changes in tax law in certain foreign jurisdictions.

We conduct business globally and, as a result, file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world.

In 2014, a foreign tax authority completed its audit of our 2006 tax return and issued an assessment challenging certain of our tax positions, most notably intercompany transfer pricing. We disagree with the assessment and are vigorously contesting it through the appropriate administrative procedures. In accordance with the accounting requirements for uncertain tax positions, we have concluded that we will more likely than not prevail in all positions based upon their technical merits. The final outcome of this audit cannot be reliably predicted and could materially affect our financial statements if not resolved in a manner consistent with our tax positions.
We are currently being audited by the Internal Revenue Service for fiscal years 2008 through 2010. To the extent the final tax liabilities are different from the amounts accrued, this would result in a decrease in unrecognized net operating losses and would not have an impact on our results of operations.
Additionally, we are being audited by various state tax agencies and certain foreign countries. To the extent the final tax liabilities are different from the amounts accrued, the increases or decreases would be recorded as income tax expense or benefit in the consolidated statements of income. Although we believe that resolution of these audits will not have a material adverse impact on our results of operations, the outcome is subject to uncertainty.

In each of the past three years, we have released a portion of our valuation allowance attributable to certain deferred tax assets in the U.S. and foreign jurisdictions. These releases have ranged from $21.5 million to $158.7 million. As of September 27, 2014, we had a valuation allowance of $663.2 million. To the extent we continue to consistently earn, as well as reliably project, income in the appropriate jurisdictions, it is possible that the valuation allowance will be further reduced at such time when such positive evidence can be substantiated. Additional strong and predictable earnings may be sufficient to warrant an additional release of the valuation allowance in 2015, although such positive evidence would need to be weighed against any negative evidence existing at that time.

Liquidity and Capital Resources

	Three Months Ended
	December 27, 2014	December 28, 2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$(6,169)	$38,243
Investing activities	(27,776)	(71,103)
Financing activities	(41,523)	37,026
Effect of exchange rate changes on cash and cash equivalents	10	10
Increase (decrease) in cash and cash equivalents	$(75,458)	$4,176

Key Liquidity Performance Measures

	Three Months Ended
	December 27, 2014	September 27, 2014
Days sales outstanding (1)	53	52
Inventory turns (2)	6.9	7.0
Days inventory on hand (3)	53	52
Accounts payable days (4)	66	65
Cash cycle days (5)	40	39

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

Cash and cash equivalents were $391.1 million at December 27, 2014 and $466.6 million at September 27, 2014. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities and repurchases of debt and capital stock, and other factors. Our working capital was approximately $1.0 billion as of December 27, 2014 and $0.9 billion as of September 27, 2014.

Net cash provided by (used in) operating activities was $(6.2) million and $38.2 million for the first quarter of 2015 and 2014, respectively. Cash flows from operating activities consist of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, stock-based compensation expense and losses from debt extinguishment; and (2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities.

During the first quarter of 2015, we generated $68.2 million of cash from net income, excluding non-cash items, and used $74.4 million of cash because of an increase in net operating assets, which resulted primarily from a decrease in accounts payable of $55.2 million and an increase in inventory of $17.0 million. Our DPO and days inventory on hand each increased by one day. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments and purchases, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

Net cash used in investing activities was $27.8 million and $71.1 million for the first quarter of 2015 and 2014, respectively. During the first quarter of 2015, we used $28.7 million of cash for capital expenditures and received proceeds of $0.9 million primarily from the sale of certain property. During the first quarter of 2014, we used $13.6 million of cash for capital expenditures and paid $57.7 million in connection with a customer program acquisition.

Net cash provided by (used in) financing activities was $(41.5) million and $37.0 million for the first quarter of 2015 and 2014, respectively. During the first quarter of 2015, we received $49.8 million of net proceeds from short-term borrowings, received $3.3 million from termination of an interest rate swap, received $11.9 million of proceeds from issuances of common stock pursuant to stock option exercises and redeemed $100 million of long-term debt for $105.3 million. During the first quarter of 2014, we received $61.5 million of net proceeds from short-term borrowings, received $1.1 million of proceeds from issuances of common stock pursuant to stock option exercises and paid $25.6 million for repurchases of common stock, including $0.4 million of cash used for common stock repurchases to fund employee tax withholding obligations.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase up to $200 million of our common stock. The timing of repurchases made will depend upon capital needs to support the growth of our business, market conditions and other factors. Although the stock repurchases are intended to increase stockholder value, purchases of shares made under this program will reduce our liquidity. We did not repurchase any shares of our common stock in the open market during the first quarter of 2015. As of December 27, 2014, $125 million remains available under these authorizations.

The Loan Agreement covering our $40 million debt secured by our corporate campus contains a financial covenant that is only applicable to us in the event of a credit ratings agency downgrade or if certain trigger periods relating to liquidity under our existing revolving credit facility occur. None of these conditions existed as of December 27, 2014. Therefore, our debt agreements do not contain financial covenants currently applicable to us, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants could otherwise restrict, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under our asset-backed revolving credit facility would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business. As of December 27, 2014, we were in compliance with these covenants.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental and employee matters and examinations by government agencies. As of December 27, 2014, we had accrued liabilities of $21.2 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these accruals will be sufficient to fully satisfy our contingent liabilities.

As of December 27, 2014, we had a liability of $86.9 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. Our primary sources of liquidity as of December 27, 2014 included (1) cash of $391.1 million; (2) our $300 million asset-backed revolving credit facility, under which $217.9 million, net of outstanding letters of credit, was available as of December 27, 2014; (3) foreign short-term borrowing facilities of $74 million, all of which was available as of December 27, 2014 (an aggregate of $25.0 million of such facilities expire during the second quarter of 2015 and most of the remainder of such facilities expire during the fourth quarter of 2015); and (4) cash generated from operations. In addition, we are actively marketing a portfolio of surplus real estate with an aggregate list price of approximately $65 million. Proceeds from the sales of properties in this portfolio will provide additional liquidity. However, there can be no assurance as to the amounts that may actually be raised or the exact timing of any such receipts.

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

As of December 27, 2014, 57% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with cash available under our United States credit facility and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 27, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. During the fourth quarter of 2014, we entered into a lease agreement with an option to purchase the leased facility for $25.3 million (Canadian dollars) in the third quarter of 2015. We exercised the purchase option during the first quarter of 2015. In addition, in December 2014, we amended the Loan Agreement covering our $40 million loan secured by our corporate campus headquarters in order to extend its maturity date from July 2015 to December 2017, to reduce the interest rate payable thereunder and to provide for a financial covenant that is triggered if certain liquidity conditions occur. There have been no other material changes to our contractual obligations or commitments during the first quarter of 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. As of December 27, 2014, we had no short-term investments and only $40 million of long-term debt that bears interest at a floating rate. As such, an immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts typically have maturities of up to two months and are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the unaudited condensed consolidated statements of income. As of December 27, 2014, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $245.8 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted sales denominated in currencies other than those used to pay for materials and labor, (2) forecasted non-functional currency labor and overhead expenses, (3) forecasted non-functional currency operating expenses, and (4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $117.9 million as of December 27, 2014.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 27, 2014, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the legal proceedings disclosed in Part I, Item 3 of Sanmina’s Annual Report on Form 10-K for the year ended September 27, 2014.

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

We are subject to income, sales, value-added, withholding and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective tax rates and liability for other taxes could increase as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, our cash management strategies and other factors. In addition, our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the United States, Mexico and Malaysia. Developments in these or future audits could adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties. Although we believe that our tax estimates are reasonable and our existing tax reserves are adequate, the final determination of tax audits or tax disputes may be different from what is reflected in our historical tax provisions, which could lead to an increase in our taxes payable and a decrease in our net income.

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

Item 6. Exhibits

Exhibit Number	Description

10.29	Modification Agreement by and between Sanmina Corporation and MUFG Union Bank, N.A. dated as of December 19, 2014.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	January 30, 2015

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	January 30, 2015

EXHIBIT INDEX

Exhibit Number	Description

10.29	Modification Agreement by and between Sanmina Corporation and MUFG Union Bank, N.A. dated as of December 19, 2014.

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